Form 10-Q
period 1993-11-30
RPM INC/OH/
filed 1994-01-14
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


  x  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- -----
Act of 1934 for the quarterly period ended November 30, 1993 or
            ------------------------------------------------

     Transition Report Pursuant to Section 13 or 15(d) of the Securities
- -----
Exchange Act of 1934 for the transition period from _________ to _________.


Commission File No. 0-5132


                                   RPM, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Ohio                                                   34-6550857
- ------------------------------------          --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


P.O. Box 777;  2628 Pearl Road; Medina, Ohio                              44258
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number including area code                 (216) 273-5090
- --------------------------------------------------------------------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.


                                                             Yes   x    No
                                                                  -----    -----
  As of January 3, 1994,  56,738,152 RPM, Inc. Common Shares were outstanding.

                     Exhibit Index on Page 14 of 15 pages.

                           RPM, INC. AND SUBSIDIARIES



                                     INDEX


PART I.  FINANCIAL INFORMATION                                                  Page No.
- -------------------------------                                                 -------

Consolidated Balance Sheets
  November 30, 1993 and May 31, 1993                                               3

Consolidated Statements of Income
  Six Months and Three Months Ended November 30, 1993 and 1992                     4

Consolidated Statements of Cash Flows
  Six Months Ended November 30, 1993 and 1992                                      5

Notes to Consolidated Financial Statements                                         6

Management's Discussion and Analysis of Results
  of Operations and Financial Condition                                            8

Exhibit XI - Consolidated Statements of Computations
  of Earnings Per Common Share and Common Share
  Equivalents                                                                     10

PART II.  OTHER INFORMATION                                                     11 - 15
- ---------------------------

                        RPM, INC. AND SUBSIDIARIES              3
                        CONSOLIDATED BALANCE SHEETS

                (In thousands, except per share amounts)

                              ASSETS
                                                                                      November 30, 1993          May 31, 1993
                                                                                      ------------------         ------------
                                                                                         (Unaudited)               (Restated)
Current Assets:
 Cash                                                                                           $19,804                  $22,885
 Marketable securities, at cost                                                                   6,672                    4,654
 Trade accounts receivable (less allowance for doubtful
 accounts $7,435 and $7,317)                                                                    152,305                  159,232
 Inventories                                                                                    130,428                  126,948
 Prepaid expenses                                                                                17,030                   17,617
                                                                                        ---------------          ---------------
  Total current assets                                                                          326,239                  331,336
                                                                                        ---------------          ---------------
Property, Plant and Equipment, at Cost                                                          255,576                  242,741
 Less: accumulated depreciation and amortization                                                106,394                   99,152
                                                                                        ---------------          ---------------
  Property, plant and equipment, net                                                            149,182                  143,589
                                                                                        ---------------          ---------------

Other Assets
 Costs of businesses over net assets acquired                                                   108,431                  108,386
 Intangible Assets                                                                               28,901                   31,208
 Equity in unconsolidated affiliates                                                             12,384                   12,103
 Other                                                                                           28,079                   21,902
                                                                                        ---------------          ---------------
  Total other assets                                                                            177,795                  173,599
                                                                                        ---------------          ---------------
Total Assets                                                                                   $653,216                 $648,524
                                                                                        ===============          ===============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Current portion of long term debt                                                               $8,939                  $21,262
 Accounts payable                                                                                45,972                   58,474
 Accrued compensation and benefits                                                               20,217                   21,538
 Accrued warranty and loss reserves                                                               9,214                   12,793
 Other accrued liabilities                                                                       20,752                   17,808
 Income taxes payable                                                                             3,540                    7,065
                                                                                        ---------------          ---------------
  Total current liabilities                                                                     108,634                  138,940
                                                                                        ---------------          ---------------

Long term and deferred liabilities
 Long term debt, less current maturities                                                        230,751                  258,712
 Deferred income taxes and other                                                                  6,941                    6,973
                                                                                        ---------------          ---------------
  Total long term and deferred liabilities                                                      237,692                  265,685
                                                                                        ---------------          ---------------

Shareholders' Equity
 Common shares, stated value $.023 per share;
  authorized 100,000,000 shares;
  issued and outstanding 56,715,111
  and 53,000,065 shares, respectively                                                             1,290                    1,206
 Paid-in capital                                                                                144,900                   92,793
 Retained earnings                                                                              163,371                  150,573
 Cumulative translation adjustment                                                               (2,671)                    (673)
                                                                                        ---------------          ---------------
  Total shareholders' equity                                                                    306,890                  243,899
                                                                                        ---------------          ---------------

Total Liabilities and Shareholders' Equity                                                     $653,216                 $648,524
                                                                                        ===============          ===============

Data for May 1993 has been restated to reflect the acquisitions of Dynatron/Bondo Corporation on
June 8, 1993 and of Stonhard, Inc. on October  26, 1993, both accounted for as a pooling of interests.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                RPM, INC. AND SUBSIDIARIES                      4
                           CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                        (In thousands, except per share amounts)



                                                                               Six Months Ended                Three Months Ended
                                                                                  November 30,                      November 30,
                                                                              ---------------------            --------------------
                                                                                             1992                            1992
                                                                                1993      (Restated)            1993      (Restated)
                                                                              --------     --------           --------     --------
Net Sales                                                                     $411,590     $387,607           $202,243     $184,736

Cost of Sales                                                                  237,299      226,066            117,466      107,265
                                                                              --------     --------           --------     --------
Gross Profit                                                                   174,291      161,541             84,777       77,471

Selling, General and Administrative Expenses                                   116,138      115,198             56,900       56,439

Interest Expense, Net                                                            7,274        8,200              3,645        4,072
                                                                              --------     --------           --------     --------
Income Before Income Taxes                                                      50,879       38,143             24,232       16,960

Provision for Income Taxes                                                      21,684       16,030             10,299        7,331
                                                                              --------     --------           --------     --------
Net Income                                                                    $ 29,195     $ 22,113           $ 13,933     $  9,629
                                                                              ========     ========           ========     ========
Earnings per common share and common share
equivalent (Exhibit XI)                                                       $   0.52     $   0.42           $  0.25      $   0.18
                                                                              ========     ========           ========     ========
Earnings per common share assuming full
  dilution (Exhibit XI)                                                       $   0.49     $   0.40           $  0.23      $   0.18
                                                                              ========     ========           ========     ========
Dividends per common share                                                    $   0.25     $  0.233           $  0.13      $   0.12
                                                                              ========     ========           ========     ========


Data for November 1992 has been restated to reflect the acquisitions of Dynatron/Bondo Corporation on June 8, 1993 and of Stonhard, Inc. on October  26, 1993, both accounted for as a pooling of interests.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          RPM, INC. AND SUBSIDIARIES                                                    5
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                   (In thousands, except per share amounts)
                                                                                                 Six Months Ended November 30,
                                                                                                 -----------------------------
                                                                                                                         1992
                                                                                                   1993                (Restated)
                                                                                                 --------               --------
Cash Flows From Operating Activities:
  Net Income                                                                                      $29,195               $22,113
  Items not affecting cash and other                                                               11,689                 4,149
  Changes in operating working capital                                                            (15,467)               (4,755)
                                                                                                 ----------          ----------
                                                                                                   25,417                21,507
                                                                                                 ----------          ----------

Cash Flows From Investing Activities:
  Additions to property and equipment                                                             (12,335)               (9,164)
  Acquisition of new businesses                                                                   (10,718)
                                                                                                 ----------          ----------

                                                                                                  (23,053)               (9,164)
                                                                                                 ----------          ----------

Cash Flows From Financing Activities:
  Proceeds from stock option exercises                                                                282                   155
  Increase (decrease) in long-term debt                                                             7,469                 1,019
  Dividends                                                                                       (13,196)              (15,331)
                                                                                                 ----------          ----------

                                                                                                   (5,445)              (14,157)
                                                                                                 ----------          ----------


Net Increase (Decrease) in Cash                                                                    (3,081)               (1,814)


Cash at Beginning of Period                                                                        22,885                24,348
                                                                                                 ----------          ----------


Cash at End of Period                                                                             $19,804               $22,534
                                                                                                 ==========          ==========


Supplemental Schedule of Non-Cash Investing and Financing Activities:

Conversion of Debt to Equity                                                                      $51,608

Interest Accreted on LYONs                                                                          3,855




Data for November 1992 has been restated to reflect the acquisitions of Dynatron/Bondo Corporation on June 8, 1993 and of Stonhard, Inc. on October 26, 1993, both accounted for as a pooling of interests.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          RPM, INC. AND SUBSIDIARIES                         6
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               November 30, 1993
                                  (Unaudited)

                    (In thousands, except per share amounts)

NOTE A -- BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally acepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the six months ended November 30, 1993 and November 30, 1992. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1993.

NOTE B -- INVENTORIES

  Inventories were composed of the following major classes:

                                                                         November 30, 1993(1)                    May 31, 1993
                                                                         -----------------                       ------------
                                                                                                                  (Restated)

              Raw material and supplies                                      $ 48,463                            $ 47,170
              Finished goods                                                   81,965                              79,778
                                                                               ------                            --------
                                                                             $130,428                            $126,948
                                                                             ========                            ========

          (1)  Estimated, based on components at May 31, 1993

NOTE C -- ACQUISITIONS

  In December 1992, the Company acquired certain assets of the Millmaster Onyx Group in a transaction accounted for by the purchase method of accounting. The following data summarizes, on an unaudited pro-forma basis, the combined results of operations of the Company for the six and three months ended November 30, 1992. The pro-forma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies.

                                                                             Six Months Ended                  Three Months Ended
                                                                             November 30, 1992                 November 30, 1992
                                                                             -----------------                 -----------------
                   Net Sales                                                   $394,520                          $187,826
                                                                               ========                          ========
                   Net Income                                                  $ 22,602                          $  9,981
                                                                               ========                          ========
                   Earnings per common share and
                   common share equivalent                                         $.42                              $.19
                                                                                   ====                              ====
                   Earnings per common share
                   assuming full dilution                                          $.41                              $.19
                                                                                   ====                              ====

                          RPM, INC. AND SUBSIDIARIES                        7
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               November 30, 1993
                                  (Unaudited)

                    (In thousands, except per share amounts)


NOTE C -- ACQUISITIONS - Continued
  In June 1993, the Company acquired all of the outstanding shares of Dynatron/Bondo Corporation. In October 1993, the Company acquired all the shares of Stonhard, Inc. Both mergers have been accounted for as poolings of interests. Accordingly, historical financial data presented in this report has been restated to include the accounts and transactions of Dynatron/Bondo Corporation and Stonhard, Inc. as though both were acquired as of June 1, 1992. The following table reconciles combined net sales, net income and earnings per share of the separate companies for the six months ended November 30, 1992.


                                                                                                                            Fully
                                                                                                    Primary              Diluted
                                                                                                   Earnings              Earnings
                                                            Net Sales        Net Income            Per Share            Per Share
                                                            ---------        ----------            ---------            ---------
          RPM as previously reported                         $319,640        $ 22,706                $.48                  $.45

          Effect of Dynatron/Bondo
            pooling                                            23,999             952                  -                    -

          Effect of Stonhard, Inc.
            pooling                                            43,968          (1,545)               (.06)                 (.05)
                                                              --------         -------               -----                 -----

          Combined                                           $387,607        $ 22,113                $.42                  $.40
                                                             ========        ========                ====                  ====

                          RPM, INC. AND SUBSIDIARIES                         8
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                      SIX MONTHS ENDED NOVEMBER 30, 1993


RESULTS OF OPERATIONS

The Company acquired Dynatron/Bondo Corporation in June 1993 and Stonhard, Inc. in October 1993, both on a pooling-of-interests basis. Dynatron/Bondo is a $45 million supplier of automotive repair products for both the professional and consumer markets, complementing the Company's Talsol line of automotive repair products. Stonhard is a $100 million world-wide leader of industrial and commercial polymer flooring whose products and markets will be synergistic with many of the Company's existing industrial product lines. The Company's prior year's results have been restated to reflect these poolings. Comparatively, sales increased $24.0 million, or 6.2%, over the first six months of last year. The recent strengthening of the dollar against European and Canadian currencies had approximately a $6.0 million impact on this sales growth that otherwise would have been $30.0 million, or 7.9%. Core businesses accounted for $24.2 million, or 81%, of this dollar adjusted sales growth and primarily from higher unit volume as pricing adjustments have been relatively minor. The sales gains during this past quarter (9.5%) reflect strength in both industrial and consumer business.

The gross profit margin improved to 42.3% of six month sales from 41.7% during the comparable period a year ago. This reflects the benefit of planned improvements in product mix and plant efficiencies, mainly among the industrial businesses, as well as the transfer of Dynatron/Bondo's Canadian production to the U.S. These benefits were partially offset by a slight product mix shift toward somewhat lower margin consumer business.

Selling, general and administrative expenses were reduced to 28.2% of sales from 29.7% a year ago through primarily the conversion of both Dynatron/Bondo and Stonhard to public operations and the incurrence last year of significant restructuring charges at Stonhard's European operations. This category further reflects the benefits of higher sales and planned expense reductions. Acquisition costs, certain legal settlements and reduced royalty and joint venture income partly offset these reductions.

The Company's June 1993 call for redemption of its $50 million 6.75% Convertible Subordinated Eurobond Debentures due 2005 was the principal reason for the decline in net interest expense from year to year. All bondholders had exercised their conversion rights by the end of July 1993. Aside from the Eurobonds, the net debt level was slightly higher during this past six months compared to a year ago, related to acquisitions, causing slightly higher other interest expense this year. Interest rates were generally comparable.

As discussed in the 1993 Annual Report, the provision for income taxes has increased as a percentage of pre-tax income to 42.6% from 42.0%. This increase is attributable primarily to new tax laws, and also to continued growth in foreign income at comparatively higher tax rates and an upward trend in state and local taxes.

Despite the increased tax provision, the comparative cost reductions discussed enabled net income to grow at a faster pace than sales resulting in an improved margin of 7.1% from 5.7% a year ago.

                          RPM, INC. AND SUBSIDIARIES                      9
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                      SIX MONTHS ENDED NOVEMBER 30, 1993


                                                                       Continued
CAPITAL RESOURCES AND LIQUIDITY

CASH PROVIDED FROM OPERATIONS
The cash flow from operations continues to be the primary source of financing the Company's internal growth. The Company generated cash from operations of $25.4 million for the current six month period, up $3.9 million from the same period a year ago.

Operating working capital had a more adverse effect in the current six month period primarily as a result of certain reserve payments and the timing of federal income tax payments. Inventory in the current six months increased approximately $5 million over the prior year's first six months.

INVESTING ACTIVITIES
Capital expenditures amounted to $12.3 million to date, up $3.1 million from the same period last year. The Company's capital expenditures generally do not exceed depreciation and amortization in a given year.

Certain cash requirements in the acquisitions of Dynatron/Bondo and Stonhard amounted to approximately $8.6 million. The Company also acquired the assets of a small division of a hobby company for $2.1 million.

FINANCING ACTIVITIES
As a result of the Eurobond conversion in July 1993, the Company's November 30, 1993 balance sheet reflects reductions of $1.2 million of other assets, $3.1 million of other accrued liabilities and $50 million of long-term debt with a corresponding increase to shareholders' equity resulting in an improved debt capital ratio of 43% from 52% at May 31, 1993.

Other significant financing activities in the past six months include a $10 million increase in the multi-currency revolving credit agreement to facilitate the payment due former shareholders of a subsidiary included in the current portion of long-term debt at May 31, 1993. In addition, the Company assumed long-term debt of approximately $39 million in connection with the Stonhard and Dynatron/Bondo acquisitions. The subsequent retirement of this comparatively higher interest debt was financed by increasing the $10 million revolving credit agreement to $55 million. The revolver had a balance of $52.3 million at November 30, 1993.

Working capital increased to $217.6 million from $192.4 million at May 31, 1993, with the current ratio increasing to 3.0:1 from 2.4:1. These improvements were due primarily to the cited reduction in the current portion of long term debt. The higher dividend payments reflected in the restated first six months of last year include $2.3 million that had been paid by Dynatron/Bondo Corporation to their shareholders at that time.

The Company maintains excellent relations with its banks and other financial institutions to further enable the financing of future growth opportunities.

                          RPM, INC. AND SUBSIDIARIES                    10
                          PART II - OTHER INFORMATION


ITEM 1 -- LEGAL PROCEEDINGS

   Two asbestos-related bodily injury lawsuits which had previously been filed against Bondex International, Inc., a wholly-owned subsidiary of the Company ("Bondex"), were dismissed with prejudice as a result of plaintiffs' inability to produce evidence of exposure to or use of any Bondex asbestos-containing product. Further, thirty additional lawsuits which had been filed in In Re:
Asbestos Products Liability Litigation (No. VI); U.S. District Court, Eastern District of Pennsylvania, Civil Action No. MDL 875, were dismissed without prejudice by Order entered October 15, 1993. All involved allegations of asbestos-related diseases not compensable under current Pennsylvania case law. All of the dismissed cases are subject to reinstatement should the diseases alleged by plaintiffs progress to a compensable status. There are currently pending against Bondex a total of 284 asbestos-related bodily injury suits filed on behalf of various individuals in various jurisdictions in the United States. All of these lawsuits name numerous other corporate defendants and all allege bodily injury as a result of the exposure to or use of asbestos-containing products. Bondex has denied liability in all pending lawsuits and continues to vigorously defend them.

   As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1993, Carboline Company, a wholly-owned subsidiary of the Company ("Carboline"), has been named by the U.S. Environmental Protection Agency ("EPA") together with 36 other entities as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA") in connection with the Powell Road Landfill Site, Huber Heights, Ohio (the "Site").
Carboline is alleged to be associated with the Site as a consequence of disposal of waste originating at its Xenia, Ohio plant. Carboline has joined with other PRPs in a "PRP Organization Agreement" for the purpose of conducting a common response to any claim for removal or response action asserted by the EPA or the State of Ohio or conducting a common defense to any such claim. A remedial investigation ("RI") to evaluate the nature and extent of contamination at the Site and a feasibility study ("FS") of recommended cleanup remedy, prepared by Waste Management, Inc., owner of the Site, have been submitted to the EPA. Following its review of the RI/FS, the EPA has tentatively proposed a more expensive remedy, which will be the subject of future negotiations. The PRP group, now totalling 45, has advised the EPA of the PRPs' interest in negotiating an Administrative Order on Consent which would obligate the PRPs to perform a Remedial Design at the Site. Initial discussions with the EPA are scheduled for January, 1994. Based upon Carboline's estimated allocated share of total waste volume at the Site (approximately 0.50 percent) the Company believes that ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

                          RPM, INC. AND SUBSIDIARIES                      11
                          PART II - OTHER INFORMATION


ITEM 1 -- LEGAL PROCEEDINGS - Continued

   As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993, agreement was reached to settle two adversary proceedings pending against the Company in the bankruptcy proceedings of GEC Industries, Inc. (formerly Gates Engineering Company), a former subsidiary of the Company ("GEC"), Case No. 89-44 in the United States Bankruptcy Court for the District of Delaware. The first proceeding, GEC AND THE WARRANTY CLAIMANTS COMMITTEE V. AMERICAN INTERNATIONAL GROUP, INC., ET AL., Adversary No. 90-64, is a declaratory judgment action against the Company, certain of its subsidiaries and certain of their primary and excess insurers seeking judicial determination of, among other things, the obligations of the insurance carriers and scope of coverage under the insuring agreements with respect to claims asserted against GEC for alleged defective roofing materials manufactured by GEC. The second proceeding, GEC AND THE WARRANTY CLAIMANTS COMMITTEE V. RPM, INC., Adversary No. 90-65, seeks to hold the Company liable for all warranty claims of GEC, based upon allegations that GEC was the alter ego, instrumentality and actual or apparent agent of the Company. The settlement agreement, which involves an aggregate payment of $3 million by the Company and the insurance carriers, was approved by the U.S. Bankruptcy Court by Order entered May 14, 1993. On May 20, 1993, Notice of Appeal from the Order was filed in the U.S. District Court for the District of Delaware; Civil Action No. 93-338 (Bankruptcy No. 89-44), by Jack E. Brown, Trustee in Bankruptcy for Gentges Roofing and Sheet Metal, Inc., a GEC warranty claimant. Appellant Jack
E. Brown subsequently withdrew the appeal which was then dismissed by the U.S. District Court per Order entered September 30, 1993. Stipulations of Dismissal of both adversary proceedings (Adversary Nos. 90-64 and 90-65) were subsequently executed by all parties and filed with the U.S. Bankruptcy Court. Per Order entered January 11, 1994, both adversary proceedings were dismissed with prejudice by the U.S. Bankruptcy Court. This litigation is now ended.

   As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993, the Company was named a defendant in a lawsuit captioned GATES ENGINEERING COMPANY, INC., ET AL. V. NOMA INDUSTRIES, LTD., JACK E. BROWN, TRUSTEE IN BANKRUPTCY FOR GENTGES ROOFING & SHEET METAL, INC. V. GATES ENGINEERING COMPANY, INC., ET AL. (including RPM, Inc.) filed August 26, 1987 in the United States District Court for the Western District of Missouri, Central Division, Case No. 86-4053-CV-C-5. In a Third Amended Complaint, Plaintiff Brown included derivative claims against the Company, claims for tortious interference with contract and violation by the Company of the federal RICO statute. The Third Amended Complaint sought $1,394,561.44 in actual damages, $10 million in punitive damages, treble compensatory damages under RICO and further relief. Per Order entered May 26, 1993, the U.S. District Court granted the Company's Motions for

                          RPM, INC. AND SUBSIDIARIES                      12
                          PART II - OTHER INFORMATION


ITEM 1 -- LEGAL PROCEEDINGS - Continued

Summary Judgment and dismissed all counts alleging civil conspiracy and violation of the RICO statute. At the commencement of trial on June 7, 1993, all alter-ego claims against the Company, including counts of fraud, negligence and breach of contract, were voluntarily dismissed with prejudice by the plaintiff. On June 9, 1993, the U.S. District Court directed a verdict in favor of the Company on the sole remaining count of tortious interference with contract, and judgment was entered per Order entered June 11, 1993. On July 9, 1993, a Notice of Appeal from the Order entered May 26, 1993 (granting the Company's Motion for Summary Judgment), as well as from the Order entered June 11, 1993 (entering judgment on the directed verdict for the Company), was filed by plaintiff Brown in the U.S. Court of Appeals, Eighth Circuit; Appeal No.
93.2810. In November, 1993, the Company and plaintiff Brown entered into a settlement agreement (subject to approval of the U.S. Bankruptcy Court for the Western District of Missouri, Central Division), pursuant to which the Company agreed to pay Brown an amount the Company considers insignificant in exchange for Brown's complete dismissal of his appeal pending before the U.S. Eighth Circuit Court of Appeals. On December 27, 1993, the Bankruptcy Court in the Gentges bankruptcy proceedings entered an Order approving the settlement; however, on December 28, 1993, John D. Gentges, a creditor in the Gentges bankruptcy proceedings, filed a Notice of Appeal to the U.S. District Court from the Order of the Bankruptcy Court. The Company and plaintiff Brown subsequently filed a Stipulation of Dismissal With Prejudice of plaintiff Brown's appeal pending before the U.S. Eighth Circuit Court of Appeals. Per Order entered January 7, 1994, the stipulation was granted and plaintiff Brown's appeal was dismissed with prejudice. Consequently, the Gentges appeal to the U.S. District Court is now moot and this litigation is ended.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Annual Meeting of Shareholders of the Company was held on October 8, 1993. The following matter was voted on at the meeting.

1. Election of Roy H. Holdt, E. Bradley Jones and John H. Morris, Jr. as Directors of the Company. The nominees were elected as Directors with the following vote:

        ROY H. HOLDT
        For                     42,288,022
        Withheld                   430,260
        Broker non-votes                 0


                        RPM, INC. AND SUBSIDIARIES                      13
                        PART II - OTHER INFORMATION



ITEM 4 - Continued


        E. BRADLEY JONES
        For                     42,341,027
        Withheld                   377,255
        Broker non-votes                 0

        JOHN H. MORRIS, JR.
        For                     42,412,924
        Withheld                   305,358
        Broker non-votes                 0


   For information on how the votes for the election of Directors have been tabulated, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on October 8, 1993.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

     Official Exhibit                             Sequential
          Number                Description       Page Number
    ------------------          ------------      ------------
            XI               Statement regarding      15
                             computation of per
                             share earnings


   (b)   Reports on Form 8-K

     During the second fiscal quarter ended November 30, 1993, the Company filed one Current Report on Form 8-K, dated October 26, 1993, pursuant to Items 2 and 7 in connection with the Company's acquisition of Stonhard, Inc.

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RPM INC.

                                    By   /s/  JAMES A. KARMAN
                                      James A. Karman,
                                      President & Chief
                                      Operating Officer
                                      (duly authorized officer)


                                    By   /s/ GLENN R. HASMAN
                                      Glenn R. Hasman,
                                      Vice President - Administration
                                      (principal accounting officer)

Date: January 14, 1994