Form 10-Q
period 1994-02-28
RPM INC/OH/
filed 1994-04-14
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1994 or
            ------------------------------------------------
_____Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______to______.

Commission File No. 0-5132
                    ------

                                   RPM, INC.
- -------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)


   Ohio                                                              34-6550857
- --------------------------------------      -----------------------------------

(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


P.O. Box 777;  2628 Pearl Road; Medina, Ohio                            44258
- -------------------------------------------------------------------------------

(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number including area code               (216) 273-5090
- -------------------------------------------------------------------------------


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.


                                                             Yes   x    No
                                                                 ----      ----
  As of April 8, 1994,  56,746,573 RPM, Inc. Common Shares were outstanding.

                     Exhibit Index on Page 13 of 14 pages.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------


                                     INDEX
                                     -----
  PART I.  FINANCIAL INFORMATION                                   Page No.
  ------------------------------                                   --------
  Consolidated Balance Sheets
    February 28, 1994 and May 31, 1993                                  3

  Consolidated Statements of Income
    Nine Months and Three Months Ended February 28, 1994 and 1993       4

  Consolidated Statements of Cash Flows
    Nine Months Ended February 28, 1994 and 1993                        5

  Notes to Consolidated Financial Statements                            6

  Management's Discussion and Analysis of Results
    of Operations and Financial Condition                               7

  Exhibit XI - Consolidated Statements of Computations
    of Earnings Per Common Share and Common Share
    Equivalents                                                        10

  PART II.  OTHER INFORMATION                                     11 - 14


                          RPM, INC. AND SUBSIDIARIES
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                   ASSETS
                   ------
                                                   February 28, 1994       May 31, 1993
                                                   -----------------       ------------
                                                     (Unaudited)             (Restated)
Current Assets
  Cash                                                $ 18,392                  $ 22,885
  Marketable securities, at cost                         6,987                     4,654
  Trade accounts receivable (less allowance for doubt-
    ful accounts $8,003 and $7,317)                    141,820                   159,232
  Inventories                                          132,552                   126,948
  Prepaid expenses                                      13,543                    17,617
                                                      --------                  --------
    Total current assets                               313,294                   331,336
                                                      --------                  --------

Property, Plant and Equipment, At Cost                 260,124                   242,741
  Less: accumulated depreciation and amortization      111,155                    99,152
                                                      --------                  --------
    Property, plant and equipment, net                 148,969                   143,589
                                                      --------                  --------

Other Assets
  Costs of businesses over net assets acquired         108,939                   108,386
  Intangible Assets                                     28,566                    31,208
  Equity in unconsolidated affiliates                   12,246                    12,103
  Other                                                 27,323                    21,902
                                                      --------                  --------
    Total other assets                                 177,074                   173,599
                                                      --------                  --------

Total Assets                                          $639,337                  $648,524
                                                      ========                  ========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current Liabilities
  Current portion of long term debt                   $  9,367                  $ 21,262
  Notes and accounts payable                            37,194                    58,474
  Accrued compensation and benefits                     23,011                    21,538
  Accrued warranty and loss reserves                    10,173                    12,793
  Other accrued liabilities                             14,991                    17,808
  Income taxes payable                                  (1,147)                    7,065
                                                      --------                  --------
    Total current liabilities                           93,589                   138,940
                                                      --------                  --------

Long term and deferred liabilities
  Long term debt, less current maturities              233,127                   258,712
  Deferred income taxes and other                        7,127                     6,973
                                                      --------                  --------
    Total long term and deferred liabilities           240,254                   265,685
                                                      --------                  --------

Shareholders' Equity
  Common shares, stated value $.023 per share;
    authorized 100,000,000 shares;
    issued and outstanding 56,739,589
    and 53,000,065 shares, respectively                  1,291                     1,206
  Paid-in capital                                      145,085                    92,793
  Retained earnings                                    162,561                   150,573
  Cumulative translation adjustment                     (3,443)                     (673)
                                                      --------                  --------
    Total shareholders' equity                         305,494                   243,899
                                                      --------                  --------

Total Liabilities And Shareholders' Equity            $639,337                  $648,524
                                                      ========                  ========

Data for May 1993 has been restated to reflect the acquisitions of Dynatron/Bondo Corporation on
June 8, 1993 and of Stonhard, Inc. on October 26, 1993, both accounted for as a pooling of interests.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                        4

                RPM, INC. AND SUBSIDIARIES
                --------------------------
             CONSOLIDATED STATMENTS OF INCOME
             --------------------------------
                        (Unaudited)

          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                Nine Months Ended               Three Months Ended
                                                   February 28,                    February 28,
                                                -----------------               ------------------
                                                               1993                            1993
                                                1994        (Restated)          1994        (Restated)
                                               --------       --------        --------        --------
Net Sales                                      $598,152        $564,692        $186,562        $177,085

Cost of Sales                                   348,424         331,437         111,125         105,371
                                               --------        --------        --------        --------
Gross Profit                                    249,728         233,255          75,437          71,714

Selling, General and Administrative Expenses    177,369         176,195          61,231          60,997

Interest Expense, Net                            10,062          12,879           2,788           4,679
                                               --------        --------        --------        --------
Income Before Income Taxes                       62,297          44,181          11,418           6,038

Provision for Income Taxes                       26,536          19,029           4,853           2,999
                                               --------        --------        --------        --------
Net Income                                      $35,761         $25,152          $6,565          $3,039
                                                =======         =======         =======         =======

Earnings per common share and common share
 equivalent (Exhibit XI)                          $0.63           $0.47           $0.12           $0.06
                                                =======         =======         =======         =======

Earnings per common share assuming full
  dilution (Exhibit XI)                           $0.61           $0.46           $0.12           $0.06
                                                =======         =======         =======         =======

Dividends per common share                        $0.38          $0.353           $0.13           $0.12
                                                =======         =======         =======         =======






Data for February 1993 has been restated to reflect the acquisitions of Dynatron/Bondo Corporation on June 8, 1993 and of Stonehard, Inc. on October 26, 1993, both accounted for as a pooling of interests.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       5

                          RPM, INC. AND SUBSIDIARIES
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                             Nine Months Ended February 28,
                                                                             ------------------------------
                                                                                                    1993
                                                                                1994             (Restated)
                                                                             ---------          ----------
Cash Flows From Operating Activities:
  Net Income                                                                   $35,761            $25,152
  Items not affecting cash and other                                            21,301             21,750
  Changes in operating working capital                                         (17,048)            (3,361)
                                                                             ---------          ---------
                                                                                40,014             43,541
                                                                             ---------          ---------
Cash Flows From Investing Activities:
  Additions to property and equipment                                          (16,883)           (17,781)
  Acquisition of new businesses                                                (12,472)            (9,900)
                                                                             ---------          ---------
                                                                               (29,355)           (27,681)
                                                                             ---------          ---------

Cash Flows From Financing Activities:
  Proceeds from stock option exercises                                             467                352
  Increase (decrease) in debt                                                    4,953             (2,144)
  Dividends                                                                    (20,572)           (22,129)
                                                                             ---------          ---------
                                                                               (15,152)           (23,921)
                                                                             ---------          ---------

Net Increase (Decrease) in Cash                                                 (4,493)            (8,061)

Cash at Beginning of Period                                                     22,885             24,348
                                                                             ---------          ---------

Cash at End of Period                                                          $18,392            $16,287
                                                                            ==========         ==========



Supplemental Schedule of Non-Cash Investing and Financing Activities:
- ---------------------------------------------------------------------

Conversion of Debt to Equity                                                   $51,608

Interest Accreted on LYONs                                                       5,816             $3,104

Data for February 1993 has been restated to reflect the acquistions of Dynatron/Bondo Corporation on June 8, 1993 and of Stonhard, Inc. on October 26, 1993, both accounted for as a pooling of interests.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    RPM, INC. AND SUBSIDIARIES
                    --------------------------
              NOTES TO CONSOLIDATED FINANCIAL SATEMENTS
              -----------------------------------------
                       FEBRUARY 28, 1994
                       -----------------
                          (Unaudited)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A -- BASIS OF PRESENTATION
- -------------------------------
  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the nine months ended February 28, 1994 and February 28, 1993. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1993.

NOTE B -- INVENTORIES
- ---------------------
  Inventories were composed of the following major classes:
                                    February 28, 1994(1)    May 31, 1993
                                    -----------------       ------------
                                                             (Restated)
  Raw materials and supplies            $ 49,252                $ 47,170
  Finished goods                          83,300                  79,778
                                        --------                --------
                                        $132,552                $126,948
                                        ========                ========

  (1) Estimated, based on components at May 31, 1993

  NOTE C -- ACQUISITIONS
  ----------------------
  In June 1993, the Company acquired all of the outstanding shares of Dynatron/Bondo Corporation. In October 1993, the Company acquired all of the outstanding shares of Stonhard, Inc. Both acquisitions have been accounted for as poolings of interests. Accordingly, historical financial data presented in this report has been restated to include the accounts and transactions of Dynatron/Bondo Corporation and Stonhard, Inc. as though both were acquired as of June 1, 1992. The following table reconciles combined net sales, net income and earnings per share of the separate companies for the nine months ended February 28, 1993.

                                                                         Fully
                                                           Primary      Diluted
                                                           Earnings     Earnings
                               Net Sales      Net Income   Per Share   Per Share
                               ---------      ----------   ---------   ---------
  RPM as previously reported   $458,204     $27,426           $.58          $.55

  Effect of Dynatron/Bondo
    pooling                      34,636       1,250              -            -

  Effect of Stonhard, Inc.
    pooling                      71,852      (3,524)          (.11)         (.09)
                              ---------      ------          -----         -----

  Combined                     $564,692     $25,152           $.47          $.46
                               ========     =======           ====          ====

                                                  7
                          RPM, INC. AND SUBSIDIARIES
                          --------------------------
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------
                           NINE MONTHS ENDED 2/28/94
                           -------------------------


RESULTS OF OPERATIONS
- ---------------------

  The Company acquired Dynatron/Bondo Corporation in June 1993 and Stonhard, Inc. in October 1993, both on a pooling-of-interests basis. Dynatron/Bondo is a $45 million supplier of automotive repair products for both the professional and consumer markets, complementing the Company's Talsol line of automotive repair products. Stonhard is a $100 million world-wide leader of industrial and commercial polymer flooring whose products and markets will be synergistic with many of the Company's existing industrial product lines.
  The Company's prior year results have been restated to reflect these poolings (refer to Note C for additional details). Comparatively, sales increased $33.5 million, or 5.9%, over the first nine months of last year. The strengthening of the dollar against European and Canadian currencies over the past year had approximately a $7.3 million negative impact on this sales growth that otherwise would have been $40.8 million, or 7.3%. Core businesses accounted for $33.3 million, or 82%, of this dollar adjusted sales growth and primarily from higher unit volume as pricing adjustments have been relatively minor. Other acquisitions contributed the remaining $7.5 million of sales growth. The sales gains during the most recent quarter reflect increases in both industrial and consumer business, despite the unusually harsh winter season.

  The gross profit margin improved to 41.7% of nine month sales from 41.3% during the first nine months a year ago. This reflects planned improvements in product mix and plant efficiencies, mainly among the industrial businesses, as well as prior year restructuring at Dynatron/Bondo. These benefits were partly offset during the past quarter by certain comparatively higher raw material costs in consumer business.

  Selling, general and administrative expenses were reduced to 29.7% of sales from 31.2% a year ago essentially through the conversion of both Dynatron/Bondo and Stonhard to public methodology and the incurrence last year of significant restructuring charges at Stonhard's European operations. This category further reflects the benefits of higher sales and planned expense reductions. Acquisition costs and reduced royalty and joint venture income partly offset these reductions.

  The Company's June 1993 call for redemption of its $50 million 6.75% Convertible Subordinated Eurobond Debentures due 2005 accounted for $2.2 million of the decline in net interest expense from year to year. All bondholders had exercised their conversion rights by the end of July 1993. Aside from the Eurobonds, the average debt level was slightly higher during this past nine months compared to a year ago, related to acquisitions, resulting in additional interest expense this year. The Company refinanced debt assumed through the Stonhard acquisition (more fully discussed under Capital Resources and Liquidity) at a lower interest rate conserving approximately $.5 million of interest expense. Other interest rates were generally comparable.

                                                          8
                          RPM, INC. AND SUBSIDIARIES
                          --------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------
                           NINE MONTHS ENDED 2/28/94
                           -------------------------


  The tax attributes of the Dynatron/Bondo and Stonhard acquisitions had historically passed through to their respective shareholders. Consequently, on a restatement basis, last year's provision for income taxes shows a higher percentage of pre-tax income at 43.1% versus this year's 42.6%, when in fact the new tax laws, continued growth in foreign income at comparatively higher tax rates and an upward trend in state and local taxes have caused this year's effective tax rate to actually increase. (For comparative purposes, last year's originally reported tax rate for the first nine months was 40.3%.)

  The higher sales coupled with the cost reductions and eliminations discussed enabled the net income margin to improve to 6.0% from 4.5% a year ago.

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

  CASH PROVIDED FROM OPERATIONS
  Cash flow from operations continues to be the primary source of financing the Company's internal growth. The Company generated cash from operations of $40.0 million for the current nine month period, off $3.5 million from last year.

  The timing of accounts payable, $10 million of additional federal income tax installments, and certain reserve payments are reflected in the current year changes in operating working capital. Inventory in the current nine months increased approximately $4 million over the prior year's first nine months.

  INVESTING ACTIVITIES
  Capital expenditures amounted to $16.9 million to date, down $.9 million from the same period last year. The Company's capital expenditures generally do not exceed depreciation and amortization in a given year.

  Certain cash requirements in the acquisitions of Dynatron/Bondo and Stonhard amounted to approximately $8.6 million. The Company also made several smaller product line acquisitions amounting to $3.9 million.

  FINANCING ACTIVITIES
  As a result of the Eurobond conversion in July 1993, the Company's February 28, 1994 balance sheet reflects reductions of $1.2 million of other assets, $3.1 million of other accrued liabilities and $50 million of long-term debt, with a corresponding increase to shareholders' equity resulting in an improved debt capital ratio of 43.3% from 51.5% at May 31, 1993.

  Other significant financing activities in the past nine months include a $10 million increase in the multi-currency revolving credit agreement to facilitate the payment due former shareholders of a subsidiary included in the current portion of long-term debt at May 31, 1993. In addition, the Company assumed long-term debt of approximately $39 million in connection with the Stonhard and Dynatron/Bondo acquisitions. The

                                                                  9
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------
                           NINE MONTHS ENDED 2/28/94
                           -------------------------

  subsequent retirement of this comparatively higher interest debt was financed by increasing the $10 million revolving credit agreement to $55 million. The revolving credit agreement had a balance of $53.8 million at February 28, 1994.

  Working capital increased to $219.7 million from $192.4 million at May 31, 1993, with the current ratio increasing to 3.3:1 from 2.4:1. These improvements were due primarily to the cited reduction in the current portion of long term debt. The higher dividend payments reflected in the restated first nine months of last year include $5.4 million that had been paid by Dynatron/Bondo Corporation and Stonhard, Inc. in total to their shareholders at that time.

  The Company maintains excellent relations with its banks and other financial institutions to further enable the financing of future growth opportunities.

                                                  11
                    RPM, INC. AND SUBSIDIARIES
                    --------------------------
                   PART II - OTHER INFORMATION
                   ---------------------------

ITEM 1 -- LEGAL PROCEEDINGS
- ---------------------------

   Bondex International, Inc., a wholly-owned subsidiary of the Company ("Bondex") was dismissed with prejudice from a pending asbestos-related bodily injury lawsuit as a result of the inability of the plaintiff in that case to produce evidence of exposure to any Bondex asbestos-containing product. With the addition of fifteen newly filed cases, there are currently pending against Bondex a total of 298 asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions of the United States. All of these lawsuits name numerous other corporate defendants and all allege bodily injury as a result of the exposure to or use of asbestos-containing products. In February, 1994, Bondex entered into a cost sharing agreement with five of its primary insurers for the defense of all asbestos bodily injury claims asserted against Bondex. Under the agreement, the insurers are obligated to pay a substantial portion of defense costs and indemnity payments, if any, related to Bondex, with Bondex responsible for the remaining portion. Bondex has denied liability in all pending lawsuits and continues to vigorously defend them.

   As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993, Carboline Company, a wholly-owned subsidiary of the Company ("Carboline"), has been named as one of 21 corporate defendants in RUFINO O. CAVAZOS, ET AL. V. CEILCOTE COMPANY, ET AL., District Court, 73rd Judicial District, Bexar County, Texas, Cause No. 89-CI-12651, filed in March, 1990, and in similar suits subsequently filed on behalf of individuals (and, where applicable, their spouses and children) employed at the Comanche Peak Nuclear Plant and the South Texas Nuclear Plant. Several supplemental petitions have been filed in Bexar County for the purpose of adding other spouses and children of the worker plaintiffs, bringing the total number of Bexar County plaintiffs to 8,732. Recently another suit with virtually identical allegations was filed in Rusk County, Texas: MARY GUNN, ET AL. V. SOUTHERN IMPERIAL COATINGS CORP., 4th District Court, Rusk County, Texas; Cause No. 93-470, involving 197 worker plaintiffs and 125 spouses. All of the suits allege bodily injury as a result of exposure to defendants' products. As the result of the institution of receivership proceedings against Employers Casualty Insurance Company (the carrier previously defending three unrelated defendants), a six month stay has been entered in all the cases, which is due to expire on July 6, 1994. Prior to the stay, the litigation had been continuing in the discovery stage. Carboline has denied all liability and is conducting a vigorous defense. Several of Carboline's insurance carriers, and Carboline, are defending the lawsuit under a cost sharing agreement. The carriers are participating under reservation of rights.

   As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1993, and as updated in the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993, Carboline was, in May, 1993, named by the U.S. Environmental Protection Agency ("EPA") together

                                                                  12
                   RPM, INC. AND SUBSIDIARIES
                   --------------------------
                  PART II - OTHER INFORMATION
                  ---------------------------

with 36 other entities as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA") in connection with the Powell Road Landfill Site, Huber Heights, Ohio (the "Site"). Carboline is alleged to be associated with the Site as a consequence of disposal of waste originating at its Xenia, Ohio plant. Carboline has joined with other PRPs (now totalling 45) in a "PRP Organization Agreement" for the purpose of conducting a common response to any claim for removal or response action asserted by the EPA or the State of Ohio or conducting a common defense to any such claim. Between 1987 and 1991, the owner of the Site, Waste Management, Inc., conducted a remedial investigation ("RI") and feasibility study ("FS") and, in 1991, submitted the RI/FS to EPA. EPA approved the RI in March, 1992 and approved the FS in March, 1993. Based on the RI/FS, EPA issued its Record of Decision in September, 1993, in which it selected the remedy for the cleanup of the Site. The remedy is estimated to cost $20.5 million and take six years to implement. Some of the PRPs, including Carboline, have entered into negotiations with EPA concerning the terms of an Administrative Order on Consent under which the PRPs would prepare the Remedial Design for the selected remedy at the Site. These negotiations are proceeding. Based upon Carboline's estimated allocated share of total waste volume at the Site (approximately 0.50 percent) the Company believes that ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

   In September, 1991, a Petition captioned OUR LADY OF THE LAKE HOSPITAL, INC. VS. CARBOLINE COMPANY, ET AL.; No. 373,498, Division "J", Nineteenth Judicial District Court, Parish of East Baton Rouge, Louisiana, was filed by plaintiff Our Lady of the Lake Hospital, Inc. ("0LOL") against Carboline alleging damages to the structural steel of the hospital it owns and operates in Baton Rouge, Louisiana. The Petition alleged that the damages result from its use of a fireproofing product known as Pyrocrete manufactured and supplied by Carboline and that Pyrocrete is extremely corrosive when applied to structural steel, contains a latent defect, and is defective. The Petition further alleged that Carboline knew of the defects in Pyrocrete and intentionally withheld, concealed, and suppressed this information from OLOL. In October, 1991, OLOL filed a First Amending and Supplemental Petition joining as party defendants Henningson, Durham & Richardson, Inc. ("HDR") (the original architects), Southern Builders, Inc. ("SBI") (the original general contractor) and The Bolton Company ("Bolton") (the original fireproofing subcontractor). In July, 1992, OLOL dismissed without prejudice HDR and Bolton, and SBI is out of business. Carboline contested liability in the case vigorously, and on July 21, 1992, the trial court signed Judgment sustaining an Exception of Prescription filed on Carboline's behalf and dismissed the suit with prejudice. OLOL appealed the dismissal and also filed in the appellate court a Motion to Remand seeking to have the matter remanded to the trial court on the basis that the July 21, 1992 judgment was allegedly obtained through fraud and concealment. On December 29, 1993, the appellate court vacated the July

                                                                  13
                RPM, INC. AND SUBSIDIARIES
                --------------------------
               PART II - OTHER INFORMATION
               ---------------------------

21, 1992 judgment and remanded to the trial court for the introduction of further evidence and further proceedings. Carboline's Application for Writs to the Louisiana Supreme Court was denied. OLOL's Application to the Louisiana Supreme Court is presently being briefed. The Petition does not set forth the amount of damages being claimed, and there has been no discovery of the issue of damages. However, in a brief filed in the appellate court, OLOL claimed in it would cost in excess of $20,000,000 to repair the damages.

   In August, 1992, OLOL filed suit against Sun Company, Inc. ("Sun") in OUR LADY OF THE LAKE HOSPITAL, INC. VS. SUN COMPANY, INC.; No. 384,867, Division "I", Nineteenth Judicial District Court, Parish of East Baton Rouge, Louisiana, asserting allegations similar to the allegations in No. 373,498, described above, and seeking to recover alleged damages to the structural steel of the OLOL hospital. The suit alleges that the former Carboline Company, a Missouri corporation, ("Carboline Missouri") manufactured and supplied the Pyrocrete to OLOL and thereafter merged with Sun in 1980, with Sun remaining as the surviving corporation responsible for the obligations of Carboline Missouri.
On June 29, 1993 OLOL filed a First Supplemental and Amending Petition ("Amended Petition") which added Carboline Missouri and Carboline as additional defendants. The Amended Petition generally alleges that Carboline damaged OLOL through fraud and also breached a contractual obligation of service after the sale. The Amended Petition alleges that OLOL will incur expenses and costs in excess of $20,000,000 to repair the damages.

   Carboline has denied the allegations of both lawsuits and is vigorously contesting them. Carboline's defense has been assumed by First Colonial Insurance Company ("First Colonial"), a wholly-owned insurance subsidiary of the Company. First Colonial is in the process of negotiating a cost-sharing agreement with a group of Carboline's insurers to cover both defense and indemnity relating to the OLOL lawsuits.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

   (a)   Exhibits
         --------

     Official Exhibit                         Sequential
          Number            Description       Page Number
     ----------------       -----------       -----------
            XI              Statement regarding    10
                            computation of per
                            share earnings

   (b)   Reports on Form 8-K
         -------------------

         None

                       SIGNATURES
                       ----------

   Pursuant to the requirements of the Securities Exchange

Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                RPM INC.


                                By     FRANK C. SULLIVAN
                                   ---------------------------
                                 Frank C. Sullivan,
                                 Chief Financial Officer
                                 (duly authorized officer)


                                By   GLENN R. HASMAN
                                   ---------------------------
                                 Glenn R. Hasman,
                                 Vice President - Administration
                                 (chief accounting officer)





Date: April 14, 1994