Form 10-K
period 1994-05-31
RPM INC/OH/
filed 1994-08-29
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[x]     Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended May 31, 1994

                                       OR

[]      Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (No Fee Required)

For the transition period from __________ to ___________

                           Commission File No. 0-5132


                                   RPM, INC.
             (Exact Name of Registrant as Specified in its Charter)


             Ohio                                       34-6550857
- - -------------------------------                ----------------------------
(State or Other Jurisdiction of                (IRS Employer Identification
Incorporation or Organization)                 No.)


P.O. Box 777, 2628 Pearl Road, Medina, Ohio                     44258
- - ---------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code: (216)273-5090

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, Without Par Value
                        --------------------------------
                                (Title of Class)

                     Liquid Yield Option(TM) Notes Due 2012
                     --------------------------------------
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the
filing requirements for the past 90 days.  Yes  x   No
                                               ---     ---
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
                 ---

   As of August 19, 1994, 56,772,256 Common Shares were outstanding, and the aggregate market value of the Common Shares of the registrant held by non-affiliates (based upon the closing price of the Common Shares as reported on the NASDAQ National Market System on August 19, 1994) was approximately $971,729,098. For purposes of this information, the 2,409,789 outstanding Common Shares which were owned beneficially as of August 19, 1994 by executive officers and Directors of the registrant were deemed to be the Common Shares held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on October 10, 1994 are incorporated by reference into Part III of this Form 10-K.

   Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 1994.

_______________

(TM)Merrill Lynch & Co., Inc.

                                     PART I

ITEM 1.  BUSINESS.

                                  THE COMPANY

   RPM, Inc. ("RPM" or the "Company") was organized in 1947 as an Ohio corporation under the name Republic Powdered Metals, Inc. On November 9, 1971, the Company's name was changed to RPM, Inc. As used herein, the terms "RPM" and the "Company" refer to RPM, Inc. and its subsidiaries, unless the context indicates otherwise. The Company has its principal executive offices at 2628 Pearl Road, P.O. Box 777, Medina, Ohio 44258, and its telephone number is (216) 273-5090.

RECENT DEVELOPMENTS

   Since RPM's offering of Common Shares to the public in September 1969, the Company has made a number of significant acquisitions that have been described in previous reports on file with the Securities and Exchange Commission. RPM's acquisition strategy focuses on companies with high performance and quality products which are leaders in their respective markets. Part of RPM's acquisition strategy is to locate companies with products that can also be distributed through existing operating companies. RPM expects to continue its acquisition program, although there is no assurance that any acquisitions will be made.

   As part of this acquisition program, on June 8, 1993 the Company acquired all of the outstanding shares of Dynatron/Bondo Corporation, a manufacturer and marketer of auto and marine body filler and related products, and on October 26, 1993 the Company acquired all of the outstanding shares of Stonhard, Inc., a manufacturer and marketer of polymer-based floorings, linings and construction products for applications in industrial and commercial markets.
In addition, on June 28, 1994 the Company acquired all of the outstanding shares of Rust-Oleum Corporation, a manufacturer and marketer of protective coatings and specialty chemicals, including consumer rust-preventative coatings. In 1991 the Company had acquired the European operations of Rust-Oleum and, thus, the Company now owns all of Rust-Oleum.

   On June 23, 1994 the Company entered into a $300 million three-year revolving credit facility with National City Bank and The First National Bank of Chicago, as Co-Agents, and The Chase Manhattan Bank (National Association), as Administrative Agent (the "Credit Facility"). In connection therewith, the Company's existing credit facility with a group of banks was terminated and all amounts outstanding thereunder totalling approximately $47 million were repaid pursuant to an advance under the Credit Facility. In addition, the Company utilized a $176.5 million advance under the Credit Facility to pay for the Rust-Oleum

Corporation acquisition. As of August 19, 1994, there was approximately $233 million of principal advanced under the Credit Facility. There have not been any other material changes or developments since June 1, 1994 in the business done or intended to be done by the Company.

                                    BUSINESS

   RPM operates principally in one business segment, the manufacture and marketing of protective coatings. These protective coatings products are used for both industrial and consumer applications. For industrial applications, RPM manufactures and markets coatings for waterproofing and general maintenance, corrosion control, and other specialty chemical applications. For consumer applications, RPM manufactures do-it-yourself products for the home maintenance, automotive repair, and consumer hobby and leisure markets. RPM, through its operating companies, serves niche markets within these broader categories, thus providing a foundation for its strategy of growth through product line extensions.

   The protective coating products manufactured by RPM are used primarily on property which already exists. RPM is not involved to any great degree in new construction and, therefore, is generally less affected by cyclical movements in the economy. RPM markets its products in approximately 110 countries and operates manufacturing facilities in 45 locations in the United States, Belgium, Canada, Luxembourg and The Netherlands.

INDUSTRIAL MARKETS AND PRODUCTS

   WATERPROOFING AND GENERAL MAINTENANCE. Waterproofing and general maintenance constitute RPM's original marketplace, having been served by Republic Powdered Metals, Inc. since the Company's founding. Operating companies and products include: REPUBLIC POWDERED METALS--heavy-duty protective coatings and single-ply roofing systems; RPM NETHERLANDS B.V.--coatings for industrial routine maintenance; MAMECO INTERNATIONAL--sealants, deck coatings and membranes; MARTIN MATHYS--water-based coatings for commercial and industrial maintenance; and STONHARD -- high-performance polymer floors, linings and wall systems.

   CORROSION CONTROL. RPM's CARBOLINE manufactures high-performance corrosion-resistant protective coatings, fireproofing, tank linings and floor coatings, and markets these products to industrial, architectural and applicator companies throughout the world. WISCONSIN PROTECTIVE COATINGS manufactures a complete line of liquid-applied, corrosion-resistant coatings used for extremely harsh environments, such as rail cars, tank linings, and smoke stacks.

   SPECIALTY CHEMICALS. RPM's specialty chemicals businesses address selected niche markets within this broad industry category. Specialty chemical companies and products include: DAY-GLO COLOR--fluorescent colorants and pigments; MOHAWK FINISHING PRODUCTS--furniture repair, cleaning and polishing products; ALOX--chemical additives used as rust preventatives, corrosion inhibitors, special lubricants and metal working compounds; CHEMICAL SPECIALTIES--chemicals used for cleaning carpet, upholstery and fabric wall covering, and chemicals used in smoke and fire restoration cleanup; and AMERICAN EMULSIONS--dye additives for textile dyeing and finishing, and water treatment products for the paper industry.

CONSUMER MARKETS AND PRODUCTS

   CONSUMER HOBBY AND LEISURE. The hobby and leisure marketplace is served by TESTOR, America's largest producer and marketer of model paints and accessory items to the hobby and model market, CRAFT HOUSE, producer of Paint-by-Numbers sets, basic preschool activity sets, crafts and hobby products, and FLOQUIL/POLY S COLOR, manufacturer of hobby, art and craft coatings. RPM's consumer hobby and leisure products are marketed through thousands of mass merchandise, toy and hobby stores throughout North America.

   CONSUMER DO-IT-YOURSELF. RPM's six primary consumer do-it-yourself businesses are RUST-OLEUM, WM. ZINSSER, KOP-COAT, BONDEX INTERNATIONAL, DYNATRON/BONDO and TALSOL. RUST-OLEUM manufactures high-quality corrosion-resistant coatings for the household maintenance and light industrial markets. WM. ZINSSER is the nation's leading producer of shellac items used as pharmaceutical glazes, confectioner's glazes, citrus fruit coatings and wood coatings, including a broad line of specialty primers and sealers. KOP-COAT manufactures pleasure marine coatings and compounds and manufactures wood treatment products. BONDEX INTERNATIONAL produces a nationwide line of household patch and repair products, in addition to basement waterproofing products. DYNATRON/BONDO manufactures auto and marine body filler and related products. TALSOL manufactures automotive paints and coatings. Other consumer do-it-yourself products include fabrics, window treatments and wall coverings sold by DESIGN/CRAFT FABRIC and RICHARD E. THIBAUT. RPM's consumer do-it-yourself products are marketed through thousands of mass merchandise, home center and hardware stores throughout North America.

FOREIGN OPERATIONS

   The Company's foreign operations for the year ended May 31, 1994 accounted for approximately 12.3% of its total sales, although it also receives license fees and royalty income from numerous license agreements and joint ventures in foreign countries. The Company has manufacturing facilities in Canada,

Belgium, the Netherlands and Luxembourg, and sales offices or public warehouse facilities in France, England, Iberia, Mexico, the Philippines and several other countries. Information concerning the Company's foreign operations is set forth in Note J (Industry Segment and Geographic Area Information) of Notes to Consolidated Financial Statements, which appear elsewhere in this Form 10-K Annual Report.

COMPETITION

        The Company is engaged in a highly competitive industry and, with respect to all of its major products, faces competition from local and national firms. Several of the companies with which RPM competes have greater financial resources and sales organizations than the Company. While no accurate figures are available with respect to the size of or the Company's position in the market for any particular product, management believes that the Company is a major producer of aluminum coatings, cement-based paint, hobby paints, marine coatings, furniture finishing repair products, automotive repair products, industrial corrosion control and consumer rust-preventative coatings. The Company, however, does not believe that it has a significant share of the total protective coatings market.

PATENTS, TRADEMARKS AND LICENSES

   No single patent, trademark (other than the marks Day-Glo, Rust-Oleum and Carboline, which are material), name or license, or group of these rights, is material to the Company's business.

   Day-Glo Color Corp., a subsidiary of the Company, is the owner of over 50 trademark registrations of the mark and name "DAY-GLO" in numerous countries and the United States for a variety of fluorescent products. There are also many other foreign and domestic registrations for other trademarks of the Day-Glo Color Corp., for a total of over 100 registrations. These registrations are valid for a variety of terms ranging from one year to twenty years, which terms are renewable as long as the marks continue to be used. Many of these registrations are renewed on a regular basis.

   Rust-Oleum Corporation, a subsidiary of the Company, is the owner of over 50 United States trademark registrations for the mark and name "RUST-OLEUM" and other trademarks covering a variety of rust-preventative coatings sold by Rust-Oleum Corporation. There are also many foreign registrations for "RUST-OLEUM" and the other trademarks of Rust-Oleum Corporation, for a total of nearly 400 registrations. These registrations are valid for a variety of terms ranging from one year to twenty years, which terms are renewable for as long as the marks continue to be used. Many of these registrations are renewed on a regular basis.

   Carboline Company, a subsidiary of the Company, is the owner of a United States trademark registration for the mark "CARBOLINE". Carboline Company is also the owner of several other United States registrations for other trademarks. Renewal of these registrations is done on a regular basis.

   Product trade names include: ALOX, ALUMANATION, AVALON, B-I-N PRIMER-SEALER, BITUMASTIC, BONDO, BONDEX, BULLS EYE SHELLAC, CARBOLINE, COLOR DOUGH, CRAFT HOUSE, DAY-GLO, DYNALITE, DYNATRON, EASY FINISH, EPOXSTEEL, EZ WELD, FLOQUIL, GEOFLEX, LUBRASPIN, MAR-HYDE, MOHAWK, PARASEAL, PERMAROOF, PETTIT, PLASITE, RADGLO, RUST-OLEUM, SANITILE, STONCLAD, STONHARD, STONSHIELD, TALSOL, TESTORS, ULTRALITE, VULKEM, WOOLSEY, ZINSSER and Z-SPAR; and, in Europe, RUST-OLEUM and MARTIN MATHYS.

RAW MATERIALS

   The Company believes that alternate sources of supply of raw materials are available to the Company for most of its raw materials. Where shortages of raw materials have occurred, the Company has been able to reformulate products to use more readily available raw materials. Although the Company has been able to reformulate products to use more readily available raw materials in the past, there can be no assurance as to the Company's ability to do so in the future.

SEASONAL FACTORS

   The Company's business is seasonal due to outside weather factors. The Company historically experiences strong sales and income in the first, second and fourth fiscal quarters, with weaker performance in the third fiscal quarter (December through February).

CUSTOMERS

   No one customer accounted for 10% or more of the Company's total sales. The Company's business is not dependent upon any one customer or small group of customers and is dispersed over thousands of customers.

BACKLOG

   The Company historically has not had a significant backlog of orders, nor was there a significant backlog during the last fiscal year.

RESEARCH

   The Company's research and development work is performed in various
laboratory locations throughout the United States.   During fiscal years 1994,
1993 and 1992, the Company invested approximately $11.1 million, $10.0 million and $9.1 million, respectively, on research and development activities. The customer sponsored portion of such expenditures was not significant.

ENVIRONMENTAL MATTERS

   While the Company is involved in several environmental matters (see ITEM 3. LEGAL PROCEEDINGS), compliance with environmental laws and regulations has not had and is not expected to have a material adverse effect on capital expenditures, earnings, or the competitive position of the Company.

EMPLOYEES

   The Company employs approximately 4,500 persons, of whom approximately 800 were represented by unions under contracts which expire at varying times in the future. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

   The Company's corporate headquarters and a plant and offices for one subsidiary are located on an 80-acre site in Medina, Ohio, which is owned by the Company. The Company's operations occupy a total of approximately 4.9 million square feet, with the majority, approximately 4.4 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 4.9 million square feet occupied, 3.7 million square feet are owned and 1.2 million square feet are occupied under operating leases. The Company's facilities of 100,000 square feet or larger, as of August 1, 1994, are set forth in the table below.

                                                               Approximate
                                                               Square Feet
                                    Type of                         of               Leased or
  Location                         Facility                    Floor Space            Owned
- - ------------                     ------------                  -----------        ---------------
Toledo,                           Manufacturing,                    280,000         Owned
  Ohio                            Office and
                                  Warehouse

Newark,                           Manufacturing                     195,200         Owned
  New Jersey                      and Warehouse


Zelem,                            Office,                           180,000         Owned
  Belgium                         Manufacturing
                                  and Warehouse

Atlanta,                          Office,                           176,000         Owned(1)
  Georgia                         Manufacturing
                                  and Warehouse

Watertown,                        Manufacturing,                    135,800         Owned
  Massachusetts                   Office
                                  and Warehouse

Amsterdam,                        Manufacturing,                    134,100         Owned
  New York                        Warehouse                                         (20 Acres)
                                  and Office

Cleveland,                        Office,                           132,000         Owned
  Ohio                            Warehouse and
                                  Manufacturing

Rockford,                         Warehouse                         131,200         Leased
  Illinois                                                                          (August 1, 1998)

Attleboro,                        Manufacturing                     130,000         Owned
   Massachusetts                  and Warehouse

Rockford,                         Manufacturing                     119,100         Owned
   Illinois

Kalkaska,                         Manufacturing,                    105,000         Leased
  Michigan                        Warehouse                                         (January 1, 1997)
                                  and Office

Pleasant Prairie,                 Manufacturing                     298,000         Owned
  Wisconsin                       and Warehouse

Hagerstown,                       Manufacturing                     143,000         Owned
  Maryland

- - ----------------------------
         (1) Rental payments are being used to pay principal and interest on Industrial Revenue Bonds issued by Wachovia National Bank on behalf of Fulton County, Georgia Development Authority. At June 1, 1994 the outstanding balance of such indebtedness was $1,950,000.


                 For information concerning the Company's rental obligations, see Note F (Leases) of Notes to Consolidated Financial Statements, which appear elsewhere in this Form 10-K Annual Report. Under all of its leases, the Company is obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.

                 The Company believes that its manufacturing plants and office facilities are well maintained and suitable for the operations of the Company.

ITEM 3.  LEGAL PROCEEDINGS.

                 Bondex International, Inc., a wholly-owned subsidiary of the Company ("Bondex"), was dismissed with prejudice from a pending asbestos-related bodily injury lawsuit which had consolidated the claims of fourteen plaintiffs. The dismissal resulted from the inability of the plaintiffs to produce evidence of exposure to any Bondex asbestos-containing product. With the addition of 43 newly-filed cases (including 33 filed by one law firm in Middlesex County, New Jersey), there are currently pending against Bondex a total of 340 asbestos-related bodily injury cases filed on behalf of various individuals in various jurisdictions in the United States. All of these lawsuits name numerous other corporate defendants and all allege bodily injury as a result of the exposure to or use of asbestos-containing products. Bondex continues to deny liability in all asbestos-related lawsuits and continues to vigorously defend them. Under a cost-sharing agreement among Bondex and its insurers effected in February, 1994, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments, if any, with Bondex responsible for a minor portion of each.

                 As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993, Carboline Company, a wholly-owned subsidiary of the Company ("Carboline"), has been named as one of 21 corporate defendants in RUFINO O. CAVAZOS, ET AL., V. CEILCOTE COMPANY, ET AL., District Court, 73rd Judicial District, Bexar County, Texas; Cause No. 89-Cl-12651, filed in March, 1990, and in similar suits subsequently filed on behalf of individuals (and, where applicable, their spouses and children) employed at the Comanche Peak Nuclear Plant. Several supplemental petitions have been filed in Bexar County for the purposes of adding other spouses and children of the worker plaintiffs, bringing the total number of Bexar County plaintiffs to 10,110. Another suit with virtually identical allegations was filed in Rusk County, Texas on December 29, 1993. That suit, Cause No. 93-470; MARY GUNN, ET AL. V. SOUTHERN IMPERIAL COATINGS CORP., 4th District Court, Rusk County, Texas, involves 201 worker plaintiffs and 128 spouses. All of the suits allege bodily injury as a result of exposure to defendants' products. As the result of the institution of receivership proceedings against Employers Casualty Insurance Company (the carrier previously defending three unrelated defendants), a stay has been entered in all the cases, and is due to expire on January 6, 1995. Prior to the stay, the litigation had been continuing in the discovery stage. Carboline has denied all liability and is conducting a vigorous defense. Several of Carboline's insurance carriers, and Carboline, are defending the lawsuit under a cost sharing agreement.

                 As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994, in September, 1991, Our Lady of the Lake Hospital, Inc. ("OLOL") filed suit captioned OUR LADY OF THE LAKE HOSPITAL, INC. V. CARBOLINE COMPANY, ET AL., Number 373,498, Division "J", Nineteenth Judicial District Court, Parish of East Baton Rouge, State of Louisiana, alleging damages to the structural steel of the hospital which it owns and operates in Baton Rouge, Louisiana. The petition alleged that the damages resulted from its use of a fireproofing product known as Pyrocrete manufactured and supplied by Carboline and that Pyrocrete is extremely corrosive when applied to structural steel, contains a latent defect, and is defective. Carboline has contested liability in the case vigorously, and on July 21, 1992, the trial court sustained an Exception of Prescription filed on Carboline's behalf and dismissed the suit with prejudice. OLOL appealed, and on December 29, 1993, the appellate court vacated the judgment dismissing the suit and remanded the matter to the trial court for the introduction of further evidence and further proceedings. On June 13, 1994, OLOL filed a Second Supplemental and Amending Petition which joined as party defendants Sun Company, Inc. ("Sun") and Carboline Company, a Missouri corporation which was merged into Sun pursuant to a statutory merger in 1980 ("Carboline Missouri"); made claims of breach of warranty and products liability against all of the defendants; and alleged that the Pyrocrete had lost its capacity as a fireproofing agent. Pursuant to an agreement between Carboline and Sun, Carboline is providing a defense for Sun in this litigation. The Petition does not set forth the amount of damages being claimed; however, in one of the briefs filed in the appellate court, OLOL claimed it would cost in excess of $20 million to repair the damages. In addition, OLOL is preparing a substantial claim for alleged lost revenues and profits.

                 In August, 1992 OLOL filed suit against Sun captioned OUR LADY OF THE LAKE HOSPITAL, INC. V. SUN COMPANY, INC., Number 384,867, Division "I", Nineteenth Judicial District Court, Parish of East Baton Rouge, State of Louisiana, making allegations similar to the allegations in Number 373,498, described above, and seeking to recover alleged damages to the structural steel of the OLOL hospital. In addition, in the original petition filed in this suit, OLOL alleged that Carboline Missouri manufactured and supplied the Pyrocrete to OLOL and thereafter merged with Sun in January, 1980, with Sun remaining as the surviving corporation responsible for the obligations of Carboline Missouri. On June 29, 1993 OLOL filed a First Supplemental and Amending Petition ("Amended Petition") which added Carboline as an additional defendant. The Amended Petition generally alleged that Carboline damaged OLOL through fraud and also breached a contractual obligation of service after the sale. The Amended Petition alleged that OLOL will incur expenses and costs in excess of $20 million to repair the damages. Carboline has filed an Exception of Lis Pendens on the basis that this suit arose out of the same transaction or occurrence as the suit described above. Pursuant to an agreement between Carboline and Sun, Carboline is providing a defense for Sun in this litigation. Sun has filed an Exception of Lis Pendens and a Failure to Assert All Causes of Action. In June,

1994, the court transferred and consolidated this suit with the suit described above.

                 Carboline has denied the allegations of both lawsuits and is vigorously contesting them. Carboline's defense has been assumed by First Colonial Insurance Company ("First Colonial"), a wholly-owned insurance subsidiary of the Company. First Colonial is in the process of negotiating a cost-sharing agreement with a group of Carboline's insurers to cover both defense and indemnity obligations relating to the OLOL lawsuits.

                 As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1993, and as updated in the Company's Quarterly Reports on Form 10-Q for the quarters ended November 30, 1993 and February 28, 1994, Carboline was, in May, 1993, named by the U.S. Environmental Protection Agency ("EPA") together with 36 other entities as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA") in connection with the Powell Road Landfill Site, Huber Heights, Ohio (the "Site").
Carboline is alleged to be associated with the Site as a consequence of disposal of waste originating at its Xenia, Ohio plant. Carboline has joined with other PRPs (now totalling 45) in a "PRP Organization Agreement" for the purpose of conducting a common response to any claim for removal or response action asserted by the EPA or the State of Ohio or conducting a common defense to any such claim. Between 1987 and 1991, the owner of the Site, Waste Management, Inc., conducted a remedial investigation ("RI") and feasibility study ("FS") and, in 1991, submitted the RI/FS to the EPA. The EPA approved the RI in March, 1992 and approved the FS in March, 1993. Based on the RI/FS, the EPA issued its Record of Decision in September, 1993, in which it selected the remedy for the cleanup of the Site. The remedy is estimated to cost $20.5 million and take six years to implement. Four PRPs, including the owner of the Site (but not Carboline), have entered into an Administrative Order on Consent with the EPA to prepare the Remedial Design for the selected remedy. Several other PRPs, including Carboline, have offered to participate with the four settling PRPs outside of the terms of the Administrative Order on Consent by funding a share of the Remedial Design costs, which are estimated to be approximately $1.7 million. Carboline's share of the Remedial Design costs would be approximately 1.7% of the total, or $28,900. This cost-sharing agreement for the Remedial Design is without prejudice to future cost-allocation activities regarding the cleanup itself. Based upon Carboline's estimated allocated share of total waste volume at the Site (approximately 0.50 percent) the Company believes that ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

                 As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993, and as updated in the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1993, the Company has been notified by the EPA that it may have liability as a PRP under CERCLA, in connection with the Springfield Township Dump Site, Davisburg, Michigan (the "Springfield Site"). The Company is alleged to be associated with the Springfield Site as well as the Rose Township Site, Rose Township, Michigan (the "Rose Township Site") as a consequence of the disposal of waste originating at Mac-O-Lac Paints, Inc., a former subsidiary of the Company whose assets were sold in February, 1982. The EPA issued a Record of Decision ("ROD") setting forth the preferred remedial action for the Springfield Site which includes removal of volatile organic compound contaminants from soils and groundwater as well as removal of PCB contaminated soils. The Company and other PRPs have organized a steering committee (the "Steering Committee") which has engaged in negotiations with the EPA with respect to a proposed Interim Remedial Action Phase involving removal of volatile organic contaminants from soils and groundwater and reimbursement of the EPA for past response costs. The Steering Committee has strongly disputed the ROD's requirement for PCB removal and this issue is being reevaluated by the EPA. The Company and other PRPs have entered into a Consent Order to perform a portion of the remedial design work for a cleanup and to reimburse the EPA for a portion of costs the EPA incurred at the site. The Steering Committee is presently negotiating with the EPA regarding the performance of a groundwater cleanup response action. The EPA is expected to issue a Section 106 Administrative Order to the Company and eleven other parties requiring the performance of the groundwater cleanup in accordance with the negotiated work plan. The remaining settlement issues are still under discussion with the EPA. The Company is pursuing the issue of coverage for this matter with its insurance carriers. The Company believes that the ultimate resolution of this matter will not have material adverse effect on the Company's financial position or results of operations.

                 As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993, the Company and certain other entities named by the EPA as PRPs under CERCLA in connection with the Rose Township Site reached an agreement with the EPA on the terms of a Consent Decree which, on July 18, 1989, was entered by the Court in UNITED STATES OF AMERICA V. AKZO COATINGS OF AMERICA, INC. ET. AL., U.S. District Court, Eastern District of Michigan, Southern Division; Civil Action No. 88-CV-73784-DT. Pursuant to the agreement, the PRPs established a $9 million fund to cover costs of remediation at the Rose Township Site. The Company's share of the fund, $300,000, has been paid. The PRPs are currently performing the remedial action required under the Consent Decree. The settling defendants have submitted to the EPA a Feasibility Study Report recommending soil vapor extraction as a method of remediation to replace soil flushing or enhanced soil flushing. The EPA had previously concluded that neither soil flushing nor enhanced soil flushing would achieve target cleanup levels for certain materials within the time frames specified in the remedial action plan attached to the Consent Decree. The Rose Township PRP Agreement provides that, upon the occurrence of such an event, the participating PRPs shall meet to discuss the allocation of the costs of performing further work. No meetings to discuss any further allocation have been held or scheduled. It is anticipated that soil vapor extraction, if approved as a remediation method, will not cost more than soil flushing or enhanced soil flushing would have cost. The Feasibility Study, and any corrected deficiencies perceived by the EPA, must be approved by the EPA prior to selection of an alternate remedy by means of an amendment to the Record of Decision. The Company is pursuing the issue of coverage for this matter with its insurance carriers.

                 On December 3, 1992 the Company together with seven other Rose Township PRPs filed a Second Amended Complaint in AKZO COATINGS OF AMERICA, INC., ET AL. V. AMERICAN RENOVATING, ET AL., U.S. District Court, Eastern District of Michigan, Southern Division; Case No. 92-CV-74105-DT, against numerous other Rose Township PRPs not parties to the Consent Degree asserting a right of contribution from each equal to each defendant's equitable share of EPA past and future oversight costs at the Rose Township Site. The litigation is currently in the discovery stage.

                 As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993, the EPA has named Mac-O-Lac Paints, Inc. as a PRP under CERCLA in connection with the Metamora Landfill Site in Lapeer County, Michigan (the "Metamora Site"). Mac-O-Lac Paints, Inc. was the purchaser in 1982 of the assets, including the name, Mac-O-Lac Paints, Inc., a former subsidiary of the Company, whose name was subsequently changed. In May, 1991, a number of PRPs reached agreement with the EPA on the terms of settlement for performance of remedial action at the Metamora Site. The Company has not been named as a PRP in this case and consequently did not participate in the settlement agreement with the EPA. The Company believes it has no liability in connection with the Metamora Site and considers the matter closed.

                 As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993, Mohawk Finishing Products, Inc., a wholly-owned subsidiary of the Company ("Mohawk"), had been named by the EPA as a PRP under CERCLA in connection with the Galaxy/Spectron Site, Elkton, Maryland (the "Site"). Mohawk participated with the other PRPs in Phase I cleanup at the Site, completed at a total cost to Mohawk of $15,465 pursuant to a cash-out settlement provided Mohawk and other PRPs who shipped minimal quantities of materials to the Site. The Company believes that Mohawk's share of Phase II cleanup costs, if and when determined, will be similarly inconsequential; accordingly, for purposes hereof, this matter is considered closed.

                 As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended Mary 31, 1993, Mohawk and Westfield Coatings Corporation, a wholly-owned subsidiary of the Company ("Westfield"), were notified by the EPA of their status as PRPs under CERCLA with respect to environmental contamination at the Solvents Recovery of New England Site (the "SRS Site") located in Southington, Connecticut. Since June, 1992, the EPA has named in excess of 1,700 entities as PRPs in connection with the SRS Site. The EPA recently issued a volumetric list in which Mohawk was assigned a volumetric share of 0.1167% of the waste sent to the SRS Site and Westfield Coatings was assigned a volumetric share of 0.93878%. The PRPs have not as yet agreed to any allocation formula, whether based on volume or otherwise. In April, 1994, the EPA issued the first phase of settlement offers to over 1,000 DE MINIMIS parties, which were alleged to have sent 10,000 gallons or less of hazardous substances to the SRS Site. Neither Mohawk nor Westfield was eligible to participate in this first DE MINIMIS settlement offer. To date, the EPA has expended in excess of $5 million in connection with the SRS Site, but has not yet selected the final remedial action. The EPA has, however, proposed a removal action with an estimated cost in the range of $3.5 million. PRPs not participating in the DE MINIMIS settlement have been offered the opportunity to perform the removal action. A group of several hundred PRPs, including Westfield and Mohawk, has agreed to participate.

                 In January, 1994, the EPA notified Westfield of its status as one of approximately 300 PRPs at the Old Southington Landfill Superfund Site (the "Landfill") on the basis that process wastes from the SRS Site were sent to the Landfill prior to October, 1967. The EPA has not issued a volumetric list for the Landfill. In May, 1994, the EPA proposed a remedial action for source control at the Landfill that includes a cap on the Landfill and a gas collection system, at an estimated cost of approximately $16 million. The EPA is currently evaluating whether mitigation of migration at the Landfill is required and expects to issue a Record of Decision for source control later this year.

                 As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993, the Testor Corporation, a wholly-owned subsidiary of the Company ("Testor"), which had been identified by the EPA as a PRP under CERCLA in 1985 in connection with the Acme Solvent Site in Rockford, Illinois (the "Acme Site"), participated with other Acme Site PRPs in a voluntary remedial action pursuant to a Sharing Agreement entered into in 1986. That remedial action, Phase I of which is completed, involved removal and disposal of contaminated source materials from the Acme Site and a Supplemental Technical Investigation conducted by consultants to determine actions required for permanent remediation of soils and groundwater at the Acme Site in Phase II. Testor's share of Phase I remedial action costs totaled approximately $965,000. In September, 1991, Testor entered into a Consent Decree with the EPA and a Sharing Agreement with 30 other Acme Site PRPs with respect to Phase II remedial action at the Acme Site and to reimburse the EPA for a portion of its past response costs, of which Testor's share of $60,000 was paid to the EPA in December, 1991. The extent of Phase II has been agreed upon in principal with the EPA subject to one exception noted herein. The remedial action includes low temperature thermal stripping of contaminated soils, filtration of VOCs and non-VOCs with carbon filtering of the groundwater, provisions for an alternate water supply to the residents whose wells have been affected, a pilot test for possible vapor extraction of the bedrock, capping of the site, and maintenance of the various systems through the year 2026. The latest cost projections for these activities is $20.4 million, although that number is subject to change due to possible modifications of the remedial design and inflationary increases. Testor's percentage has not been fixed pending an allocation of responsibility for other PRPs which are expected to join the coalition. Current projections suggest that Testor's share of these costs will be approximately 4.5%. The area of remedial activity for which there is not an agreement in principal relates to the southeast corner of an adjoining but unrelated CERCLA site. Groundwater contamination has been found in that area but a determination has not been made as to the source of the contamination.

                 Testor and other ACME Site PRPs filed suit in late 1986 against non-participating PRPs in ALLIED CORPORATION, ET AL. V. ACME SOLVENTS RECLAIMING INC., ET AL., U.S. District Court, Northern District of Illinois, Western Division; Case No. 86-C-2377, seeking contribution for Phase I costs. As a result of a series of settlements, Testor has recovered a total of $541,922 as its share of the amounts recovered from certain of the defendants. The action has been dismissed. Counsel for the PRPs is currently exploring the feasibility of collecting judgments against defunct or insolvent defendants but no future recoveries of funds are anticipated.

                 Testor also filed a declaratory judgment action against its general liability insurers seeking judicial determination of the carriers' duties to defend and indemnify Testor in connection with the Acme Site; THE TESTOR CORPORATION V. CONTINENTAL CASUALTY COMPANY, ET AL., Circuit Court, 17th Judicial Circuit, Winnebago County, Illinois; Case No. 87-MR-69. Discovery in that action had been stayed by the court pending resolution by the Illinois Supreme Court of certain coverage issues which were to be decided in an unrelated case. That stay was lifted in March, 1994 following a decision which was largely favorable to the legal positions taken by Testor. The primary insurers reimbursed Testor for some of its past defense costs by payment of $339,000 on December 6, 1993 and $25,000 on April 4, 1994. The primary insurers are paying current defense costs related to remedial activity at the Acme Site. Negotiations are on-going regarding reimbursement of Testor's past response costs and acceptance of responsibility for future costs. No meaningful settlement proposal has been made by the insurers to date and preparations for trial are continuing.

                 In November, 1979, the EPA commenced an action captioned UNITED STATES OF AMERICA V. MIDWEST SOLVENT RECOVERY, INC., ET AL., United States District Court for the Northern District of Indiana, Eastern Division; Civil No. H-79-556, pertaining to pollution allegedly occurring at and around real property located at 7400 West Fifteenth Street, Gary, Indiana ("MIDCO Sites"). The Complaint was subsequently amended in January, 1984 to join Rust-Oleum Corporation, a wholly-owned subsidiary of the Company acquired on June 28, 1994 ("Rust-Oleum"), and other entities as additional defendants. Rust-Oleum, one of approximately 130 identified PRPs, is alleged to be associated with the MIDCO Sites as a consequence of disposal of waste originating at its former Evanston, Illinois plant in the mid-1970's. The Court approved a Consent Decree in June, 1992 under which Rust-Oleum entered into a Settlement Agreement with the other settling PRPs for the voluntary cleanup of the MIDCO Sites consistent with the EPA Record of Decision ("ROD"). All surface hazardous wastes have been removed from the MIDCO Sites and cleanup is now in the groundwater remediation stage. Remediation should be complete by the end of 1996, with monitoring continuing for an undetermined period. Total remediation and monitoring costs are currently estimated to be $30 million. Included in the Consent Decree is an Agreement between the Settling PRPs, including Rust-Oleum, and Third Parties who had been sued for contribution by the generator PRPs, providing for payment by the Third Parties of their fair share of the MIDCO Sites remedial and response costs. Third Party funds have been placed into the MIDCO Trust Fund, which has been created to fund the MIDCO Sites remedial actions. Rust-Oleum, as a Settling PRP, has provided financial assurance for its share of the cleanup costs in the form of a Letter of Credit.

                 In March, 1988 the EPA named Rust-Oleum and 240 other entities as PRPs under CERCLA in connection with the Ninth Avenue Site at 7537 Ninth Avenue, Gary, Indiana (the "Ninth Avenue Site"). Rust-Oleum is alleged to be associated with the Ninth Avenue Site as a consequence of disposal of waste originating at its former Evanston, Illinois plant in the 1970's. Rust-Oleum has cooperated with over twenty other PRPs in a voluntary cleanup under Phase I and Phase I Participating Agreement and Implementation Trust Agreements. Total Ninth Avenue Site remediation and monitoring costs are estimated to be approximately $36 million, including past costs and the Final Site Remedy, which includes groundwater remediation planned for completion by 1997 and ongoing monitoring for an undetermined period. The EPA is in the process of preparing an Amended ROD and Amended Unilateral Administrative Order under which Rust-Oleum and other participating PRPs will commit to carry out the Final Site Remedy. Rust-Oleum's allocation of cost is currently 6.048%, with approximately $500,000 remaining to be paid, subject, however, to reduction to the extent settlements are made with non-participating PRPs and funds are made available from a Trust fund established by the EPA for DE MINIMIS settlors.

                 Based upon prior settlement agreements with insurance carriers for potential costs and remediation liabilities in connection with the MIDCO Sites and the Ninth Avenue Site, Rust-Oleum has established appropriate reserves to cover such costs and liabilities. Accordingly, the Company believes that ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                 In March, 1987, the EPA named Rust-Oleum as a PRP under CERCLA in connection with the American Chemical Service Superfund Site in Lake County, Griffith, Indiana (the "ACS Site"). Rust-Oleum is alleged to be associated with the ACS Site as a consequence of disposal of waste originating at its former Evanston, Illinois plant in the 1960's. The EPA has offered DE MINIMIS settlements to Rust-Oleum and other PRPs alleged to be responsible for small percentages of the total waste sent to the ACS Site. Rust-Oleum has consented to an Administrative Order on Consent ("AOC"), IN THE MATTER OF AMERICA CHEMICAL SERVICES SUPERFUND SITE, United States Environmental Protection Agency Region 5, authorizing settlement of Rust-Oleum's DE MINIMIS 0.16% share of the estimated $70 million cleanup for the sum of $240,000. Under the provisions of the AOC, Rust-Oleum will be protected from future suits by the EPA and the State of Indiana and suits for contribution from other PRPs. Adequate accruals have been made for the payment of the settlement amount in 1995. Rust-Oleum is pursuing its liability insurance carriers for reimbursement of its ACS Site settlement costs.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT*

                 The name, age and positions of each executive officer of the Company as of August 19, 1994 are as follows:

                                                                Position and
                                                                Offices with
        Name         Age                                        the Company
        ----         ---                                        ------------
Thomas C. Sullivan   57                            Chairman of the Board and Chief Executive Officer

James A. Karman      57                            President and Chief Operating Officer

John H. Morris, Jr.  52                            Executive Vice President

Richard E. Klar      61                            Vice President and Treasurer

Paul A. Granzier     67                            Vice President, General Counsel and Secretary

Glenn R. Hasman      40                            Vice President - Administration

Frank C. Sullivan    33                            Vice President and Chief Financial Officer

Charles R. Brush     58                            Vice President - Environmental Affairs

Keith R. Smiley      32                            Controller

_______________________

         * Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.


                 Thomas C. Sullivan has been Chairman of the Board and Chief Executive Officer of the Company since October 1971. From June 1971 through September 1978, Mr. Sullivan served as President and, prior thereto, as Executive Vice President of the Company. Mr. Sullivan's employment with the Company commenced in 1961, and he has been a Director since 1963. Mr. Sullivan is employed as Chairman and Chief Executive Officer under an employment agreement for a five-year period ending June 1, 1999. Mr. Sullivan is the father of Frank C. Sullivan, Vice President and Chief Financial Officer of the Company.

                 James A. Karman has been President and Chief Operating Officer since September 1978. From October 1982 to October 1993 Mr. Karman also was the Chief Financial Officer of the Company. From October 1973 through September 1978 Mr. Karman served as Executive Vice President, Secretary and Treasurer, and, prior thereto, as Vice President-Finance and Treasurer of the Company.
Mr. Karman's employment with the Company commenced in 1963, and he has been a Director since 1963. Mr. Karman is employed as President and Chief Operating Officer under an employment agreement for a five-year period ending June 1, 1999.

                 John H. Morris, Jr. has been Executive Vice President since January 1981. Prior to that time, he was Corporate Vice President of the Company, having been elected to that position in September 1977. Mr. Morris was elected a Director of the Company in 1981. Mr. Morris is employed as Executive Vice President under an employment agreement for a period ending July 31, 1995.

                 Richard E. Klar was elected Vice President in October 1981 and has been Treasurer since July 1980. He served as Chief Accounting Officer from July 1980 to October 1990. Mr. Klar was Treasurer of Mameco International, Inc., a wholly owned subsidiary which was acquired by the Company in February 1979, from 1979 to 1980 and was Mameco's Controller prior thereto. Mr. Klar is employed as Vice President and Treasurer under an employment agreement for a period ending July 31, 1995.

                 Paul A. Granzier has served as Secretary since July 1988, and as Vice President and General Counsel since October 1987. Prior thereto, he served as General Counsel since he joined the Company in May 1985. Mr. Granzier was engaged in the private practice of law from 1981 until he joined the Company. Prior thereto, he served as Assistant Corporate Counsel and Assistant Secretary of Midland-Ross Corporation. Mr. Granzier is employed as Vice President, General Counsel and Secretary under an employment agreement for a period ending July 31, 1995.

                 Glenn R. Hasman has served as Vice President-Administration since October 1993. From July 1990 to October 1993 Mr. Hasman served as Controller. From September 1982 through July 1990, Mr. Hasman served in a variety of management capacities, most recently Vice President-Operations and Finance, Chief Financial Officer and Treasurer, of Proko Industries, Inc., a former wholly owned subsidiary of the Company. From 1979 to 1982, Mr. Hasman served as RPM's Director of Internal Audit and from 1976 to 1979 he was associated with Ciulla Stephens & Co., independent accountants. Mr. Hasman is employed as Vice President-Administration under an employment agreement for a period ending July 31, 1995.

                 Frank C. Sullivan has served as the Chief Financial Officer of the Company since October 1993 and has been a Vice President since October 1991. Prior thereto, he served as Director of Corporate Finance of the Company from February 1989 to October 1991. Mr. Sullivan served as Regional Sales Manager, from February 1988 to February 1989, and as a Technical Service Representative, from February 1987 to February 1988, of AGR Company, an Ohio General Partnership owned by the Company. Prior thereto, Mr. Sullivan was employed by First Union National Bank (1985-1986) and Harris Bank (1983-1985). Mr. Sullivan is employed as Vice

President and Chief Financial Officer under an employment agreement for a period ending July 31, 1995. Mr. Sullivan is the son of Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer of the Company.

                 Charles R. Brush has served as Vice President-Environmental Affairs of the Company since October 1993. From June 1991 to October 1993 he served as the Company's Director Environmental & Regulatory Affairs. Prior thereto, from 1988 to June 1991, he served as Vice President-Environmental & Risk Management of Kop-Coat, Inc., a wholly-owned subsidiary of the Company.

                 Keith R. Smiley has served as Controller of the Company since October 1993. From January 1992 until the present, Mr. Smiley also has served as the Company's Internal Auditor. Prior thereto, he was a Manager at Ciulla Stephens & Co.


                                    PART II

ITEM 5.          MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS.

                 RPM Common Shares, without par value, are traded on the NASDAQ National Market System. Common Share prices are quoted daily under the symbol RPOW. The high and low sales prices for the Common Shares, and the cash dividends paid on the Common Shares, for each quarter of the two most recent fiscal years is set forth in the table below.

                                   Range of Sales Prices
                                 ------------------------
                                                                                            Dividend Paid
Fiscal 1994                          High                        Low                          Per Share
- - -----------                          ----                        ---                        -------------
1st Quarter                        $18-1/2                     $16-1/2                          $ 0.12
2nd Quarter                         18-5/8                      16-3/4                            0.13
3rd Quarter                         19-3/8                      16-5/8                            0.13
4th Quarter                         19-1/4                      16-5/8                            0.13


Fiscal 1993
- - -----------

1st Quarter*                       $ 15 7/8                    $14 1/8                          $0.113
2nd Quarter*                         17 1/2                     15                               0.12
3rd Quarter                          18 1/2                     16 1/4                           0.12
4th Quarter                          19 3/8                     17 3/8                           0.12


_______________
*Restated for 50% share dividend on December 4, 1992.

Source:  The Wall Street Journal

                 Cash dividends are payable quarterly, upon authorization of the Board of Directors. Regular payment dates are approximately the 30th of July, October, January and April. RPM maintains a Dividend Reinvestment Plan whereby cash dividends, and a maximum of an additional $5,000 per month, may be invested in RPM Common Shares purchased in the open market at no commission cost.

                 The number of holders of record of RPM Common Shares as of August 19, 1994 was approximately 25,000.


ITEM 6.          SELECTED FINANCIAL DATA.(1)

                 The following table sets forth selected consolidated financial data of the Company for each of the five (5) years during the period ended May 31, 1994 which has been restated to include the fiscal 1994 acquisitions of Dynatron/Bondo Corporation and Stonhard, Inc. The data was derived from the annual Consolidated Financial Statements of the Company which have been audited by Ciulla Stephens & Co., independent accountants.

                                                            FISCAL YEARS ENDED MAY 31,
                                                            --------------------------
                                        1994           1993           1992           1991            1990
                                        ----           ----           ----           ----            ----
 (AMOUNTS IN THOUSANDS EXCEPT
 PER SHARE DATA)
 Net sales                               815,598       $768,372       $680,091        $619,613       $571,673

 Income before income taxes               88,094         66,136         61,101          54,615         52,071

 Net income                               52,640         39,498         38,481          37,435         31,853

 Return on sales %                           6.5            5.1            5.7             6.0            5.6

 Primary earnings per share                 0.93           0.74           0.73            0.72           0.65

 Fully diluted earnings per
 share                                      0.89           0.72           0.72            0.71           0.63

 Shareholders' equity                    314,476        243,899        233,360         215,471        171,235

 Shareholders' equity per share             5.54           4.58           4.42            4.13           3.49

 Return on shareholders' equity
 %                                          18.9           16.6           17.1            19.4           19.6

 Average shares outstanding               56,717         53,267         52,790          52,219         49,070

 Cash dividends paid                      27,949         22,370         20,685          18,309         14,993

 Cash dividends per share                   0.51           0.47           0.44            0.40           0.36

 Retained earnings                       169,366        146,852        129,846         116,064        102,525

 Working capital                         226,994        191,872        205,419         142,581        152,576

 Total assets                            660,838        648,524        623,346         457,779        433,361

 Long-term debt                          233,039        258,712        273,871         120,250        168,051

 Depreciation and amortization            25,905         22,283         20,436          15,589         13,567

_______________

(1) For information concerning business acquisitions, see Note A(2) of Notes to Consolidated Financial Statements, which appear elsewhere in this Form 10-K Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 The information required by this item is included under
Exhibit 99.4 to this Form 10-K Annual Report.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 The information required by this item is included under
Exhibit 99.5 to this Form 10-K Annual Report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

                 None.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 Information required by this item as to the Directors of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on October 10, 1994 (the "1994 Proxy Statement") is incorporated herein by reference. Information required by this item as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION.

                 The information required by this item is incorporated herein by reference to "Executive Compensation" in the 1994 Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

                 The information required by this item is incorporated herein by reference to "Share Ownership of Management" in the 1994 Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 The information required by this item is incorporated herein by reference to "Election of Directors" in the 1994 Proxy Statement.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K.

(a) The following financial statements and schedules and supplementary quarterly information are filed as part of this Report on Exhibit 99.5 as indicated:

         1.      Financial Statements.
                 ---------------------

         Financial Statements
         --------------------

         Independent Auditors' Report

         Consolidated Balance Sheets - May 31, 1994
         and 1993

         Consolidated Statements of Income - years ended May 31, 1994, 1993, and 1992

         Consolidated Statements of Shareholders'
         Equity - years ended May 31, 1994, 1993
         and 1992

         Consolidated Statements of Cash Flows -
         years ended May 31, 1994, 1993 and 1992

         Notes to Consolidated Financial
         Statements

         Quarterly Information

         2.      Financial Statement Schedules.
                 -----------------------------

         Schedule
         --------

         Independent Auditors' Report

         Schedule VIII - Valuation and Qualifying
         Accounts and Reserves

         Schedule
         --------
         Schedule IX - Short-term Borrowings

         Schedule X - Supplementary Income Statement
         Information


                 All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

         3.      Exhibits.
                 ---------
                 See the Index to Exhibits at page E-1 of this Form 10-K.

(b)      Reports on Form 8-K.
         --------------------
                 There were no Current Reports on Form 8-K filed during the fourth fiscal quarter ended May 31, 1994.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RPM, INC.

Date:  August 25, 1994                  By:   /s/ Thomas C. Sullivan
                                            -----------------------------
                                            Thomas C. Sullivan
                                            Chairman of the Board and
                                            Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title
- - -------------------
                                               Chairman of the Board of
/s/ Thomas C. Sullivan                         Directors and Chief Execu-
- - ------------------------                       tive Officer (Principal
Thomas C. Sullivan                             Executive Officer)

/s/ James A. Karman                            President and Chief Operating
- - ------------------------                       Officer and a Director
James A. Karman

/s/ Frank C. Sullivan                          Vice President and Chief
- - ------------------------                       Financial Officer (Principal
Frank C. Sullivan                              Financial Officer)

/s/ Glenn R. Hasman                            Vice President-Administration
- - ------------------------                       (Principal Accounting Officer)
Glenn R. Hasman

/s/ Edward B. Brandon                          Director
- - ------------------------
Edward B. Brandon


/s/ Lorrie Gustin                              Director
- - ------------------------
Lorrie Gustin


/s/ Roy H. Holdt                               Director
- - ------------------------
Roy H. Holdt

/s/ E. Bradley Jones                           Director
- - ------------------------
E. Bradley Jones

/s/ Donald K. Miller                           Director
- - -------------------------
Donald K. Miller

/s/ John H. Morris, Jr.                        Executive Vice President
- - -------------------------                      and a Director
John H. Morris, Jr.

/s/ Kevin O'Donnell                            Director
- - -------------------------
Kevin O'Donnell

/s/ William A. Papenbrock                      Director
- - -------------------------
William A. Papenbrock

/s/ Stephen Stranahan                          Director
- - -------------------------
Stephen Stranahan

Date:  August 25, 1994


373/06821CIF.458

                                                             RPM, INC.

                                                           EXHIBIT INDEX



Exhibit No.                               Description
- - -----------                               -----------
 3.1                    Amended Articles of Incorporation, as
                        amended . . . . . . . . . . . . . . . . . . . . .        (A)(B)(C)

 3.2                    Amended Code of Regulations . . . . . . . . . . .              (D)

 4.1                    Specimen Certificate of Common Shares, without
                        par value, of RPM, Inc. . . . . . . . . . . . . .              (E)

 4.2                    Specimen LYONs Certificate. . . . . . . . . . . .              (C)

 4.3                    Credit Agreement, dated as of December 14, 1993,
                        by and between RPM, Inc., RPOW (France) S.A., RPM
                        Europe B.V., Radiant Color, N.V., Credit Lyonnais
                        Chicago Branch, Credit Lyonnais Cayman Island
                        Branch and Credit Lyonnais Belguim. . . . . . . . .


 4.4                    Installment Sale Agreement, dated as of
                        October 15, 1979, by and between Department
                        of Community Affairs and Economic
                        Development and Gates Engineering
                        Company, Inc. . . . . . . . . . . . . . . . . . .              (F)

 4.4.1                  Indenture of Trust and Mortgage, dated as
                        of October 15, 1979, from Department of
                        Community Affairs and Economic Development
                        to the Bank of Delaware, as
                        Trustee . . . . . . . . . . . . . . . . . . . . .              (F)

 4.5                    Credit Facility, dated as of June 23, 1994,
                        by and among RPM, Inc., National City Bank
                        and The First National Bank of Chicago, as
                        Co-Agents, and The Chase Manhattan Bank
                        (National Association), as Administrative
                        Agent . . . . . . . . . . . . . . . . . . . . . .              (G)



Exhibit No.                            Description
- - -----------                            -----------
 4.6                    Indenture, dated as of September 15, 1992,
                        between RPM, Inc. and The First National
                        Bank of Chicago, as trustee, with respect
                        to the LYONs  . . . . . . . . . . . . . . .         (C)

*10.1                   Employment Agreement, dated as of July 22,
                        1981, by and between RPM, Inc. and
                        Thomas C. Sullivan, Chairman of the Board
                        and Chief Executive Officer   . . . . . . .         (H)

*10.1.1 Form of Amendment to Employment Agreement, dated as of July 20, 1994, by and between RPM, Inc. and Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer .

*10.2                   Employment Agreement, dated as of
                        July 22, 1981, by and between RPM, Inc. and
                        James A. Karman, President
                        and Chief Operating Officer . . . . . . . .         (H)

*10.2.1                 Form of Amendment to Employment Agreement,
                        dated as of July 20, 1994, by and between
                        RPM, Inc. and James A. Karman, President
                        and Chief Operating Officer  . . . . . . .

*10.3                   Employment Agreement, dated as of July 15,
                        1992, by and between RPM, Inc. and Frank C.
                        Sullivan, Vice President and Chief
                        Financial Officer  . . . . . . . . . . . .          (I)

*10.4                   Form of Employment Agreement entered into
                        by and between RPM, Inc. and each of
                        John H. Morris, Jr., Executive Vice
                        President, Richard E. Klar, Vice President
                        and Treasurer, Paul A. Granzier, Vice
                        President, General Counsel and Secretary,
                        and Glenn R. Hasman, Vice President -
                        Administration  . . . . . . . . . . . . . .         (J)



Exhibit No.                             Description
- - -----------                             -----------
*10.4.1                 Form of Amendments to Employment
                        Agreements, dated as of July 20, 1994, by
                        and between RPM, Inc. and each of John H.
                        Morris, Jr., Executive Vice President,
                        Richard E. Klar, Vice President and
                        Treasurer, Paul A. Granzier, Vice
                        President, General Counsel and Secretary,
                        Glenn R. Hasman, Vice President-
                        Administration, and Frank C. Sullivan, Vice
                        President and Chief Financial Officer  . . . .

*10.5                   RPM, Inc. 1979 Stock Option Plan and form
                        of Stock Option Agreements used in connection
                        therewith . . . . . . . . . . . . . . . . . .       (A)(B)(K)

*10.6                   RPM, Inc. 1989 Stock Option Plan and form
                        of Stock Option Agreements to be used in
                        connection therewith  . . . . . . . . . . . .          (E)(L)

*10.7                   RPM, Inc. Retirement Savings Trust and
                        Plan  . . . . . . . . . . . . . . . . . . . .             (J)

*10.8                   RPM, Inc. Benefit Restoration Plan  . . . . .             (L)

*10.9                   RPM, Inc. Board of Directors' Deferred
                        Compensation Agreement, as amended and
                        restated . . . . . . . . . . . . . . . . . .

*10.10                  RPM, Inc. Deferred Compensation Plan
                        for Key Employees . . . . . . . . . . . . . .

 11.1                   Computation of Net Income per Common Share  .

 21.1                   Subsidiaries of the Company . . . . . . . . .

 23.1                   Consent of Independent Certified Public
                        Accountants . . . . . . . . . . . . . . . . .

*99.1                   Executive Risk Policy . . . . . . . . . . . .             (J)

*99.2                   Form of Indemnification Agreement entered
                        into by and between the Company and each of
                        its Directors and Executive Officers  . . . .             (L)



Exhibit No.                           Description
- - -----------                           -----------
99.3                    Part II, Legal Proceedings,
                        of the Company's Quarterly Reports on
                        Form 10-Q for the quarters ended August 31,
                        1993, November 30, 1993 and February 28,
                        1994  . . . . . . . . . . . . . . . . . . . .

99.4                    Management's Discussion and Analysis of
                        Results of Operation and Financial
                        Condition   . . . . . . . . . . . . . . . . .

99.5                    Financial Statements and Schedules of RPM,
                        Inc. listed under Items 14(a)(1) and
                        14(a)(2)  . . . . . . . . . . . . . . . . . .

- - ------------------------------

         *Management contract or compensatory plan or arrangement identified pursuant to Item 14(c) of this Form 10-K.

         (A) Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1984.

         (B) Incorporated herein by referenced to the appropriate exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1987.

         (C) Incorporated herein by reference to the appropriate exhibit to the Company's Form S-3 Registration Statement (Reg. No. 33-50868).

         (D) Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1988.

         (E) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-3 (Reg. No. 33- 39849).

         (F) Incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-Q for the three-months ended November 30, 1979.

         (G) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated as of June 28, 1994.

         (H) Incorporated herein by reference to the appropriate exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1981.


         (I) Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

         (J) Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989.

         (K) Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1982.

         (L) Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.





373/06821CIF.458