Form 10-K/A
period 1994-05-31
RPM INC/OH/
filed 1994-09-27
CIK 110621

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                 FORM 10-K/A

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 (Fee Required)

For the fiscal year ended May 31, 1994

                                      OR

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No Fee Required)

For the transition period from __________ to ___________

                          Commission File No. 0-5132


                                  RPM, INC.
            (Exact Name of Registrant as Specified in its Charter)


             Ohio                                34-6550857
- - -------------------------------         ----------------------------
(State or Other Jurisdiction of         (IRS Employer Identification
Incorporation or Organization)          No.)


P.O. Box 777, 2628 Pearl Road, Medina, Ohio          44258
- - --------------------------------------------------------------------
(Address of Principal Executive Offices)           (Zip Code)

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

   The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended May 31, 1994 as set forth in the pages attached hereto.

   "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" is hereby amended and restated to include Exhibit 23.2, Consent of Independent Certified Public Accountants, and Exhibit 99.6, RPM, Inc. Retirement Savings Trust and Plan Financial Statements for the fiscal year ended May 31, 1994, which are attached hereto and incorporated herein by reference.
_________________
(TM)Merrill Lynch & Co., Inc.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following financial statements and schedules and supplementary quarterly information are filed as part of this Report on Exhibit 99.5 as indicated:

     1. Financial Statements.
        --------------------



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

         3.      Exhibits.
                 --------
                 See the Index to Exhibits at page E-1 of this Form 10-K.

(b)      Reports on Form 8-K.
         -------------------
                 There were no Current Reports on Form 8-K filed during the fourth fiscal quarter ended May 31, 1994.

                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  RPM, INC.



Date:  September 27, 1994                   By:
                                                  ______________________________
                                                  Frank C. Sullivan
                                                  Chief Financial Officer





373/06821TIB.458

                                                             RPM, INC.

                                                           EXHIBIT INDEX


                                                                                                           Sequential
                                                                                                           ----------
Exhibit No.                                      Description                                                  Page
- - -----------                                      -----------                                                  ----
 3.1                    Amended Articles of Incorporation, as
                        amended . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (A)(B)(C)

 3.2                    Amended Code of Regulations . . . . . . . . . . . . . . . . . . . . . . . . .            (D)

 4.1                    Specimen Certificate of Common Shares, without
                        par value, of RPM, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (E)

 4.2                    Specimen LYONs Certificate. . . . . . . . . . . . . . . . . . . . . . . . . .            (C)

 4.3                    Credit Agreement, dated as of December 14, 1993,
                        by and between RPM, Inc.,  RPOW (France) S.A., RPM
                        Europe B.V., Radiant Color, N.V., Credit Lyonnais
                        Chicago Branch, Credit Lyonnais Cayman Island
                        Branch and Credit Lyonnais Belgium  . . . . . . . . . . . . . . . . . . . . .             **

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

*10.4.1                 Form of Amendments to Employment Agreements,
                        dated as of July 20, 1994, by and between
                        RPM, Inc. and each of John H. Morris, Jr.,
                        Executive Vice President, Richard E. Klar,
                        Vice President and Treasurer, Paul A.
                        Granzier, Vice President, General Counsel
                        and Secretary, Glenn R. Hasman, Vice
                        President-Administration, and Frank C. Sullivan, Vice
                        President and Chief Financial Officer . . . . . . . . . . . . . . . . . . . .             **

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

*10.7                   RPM, Inc. Retirement Savings Trust and
                        Plan  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (J)

*10.8                   RPM, Inc. Benefit Restoration Plan  . . . . . . . . . . . . . . . . . . . . .            (L)

*10.9                   RPM, Inc. Board of Directors' Deferred
                        Compensation Agreement, as amended and
                        restated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             **

*10.10                  RPM, Inc. Deferred Compensation Plan
                        for Key Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             **

 11.1                   Computation of Net Income per Common Share  . . . . . . . . . . . . . . . . .             **

 21.1                   Subsidiaries of the Company . . . . . . . . . . . . . . . . . . . . . . . . .             **

 23.1                   Consent of Independent Certified Public
                        Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             **

 23.2                   Consent of Independent Certified Public
                        Accountants Covering RPM, Inc. Retirement
                        Savings Trust and Plan Financial
                        Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

*99.1                   Executive Risk Policy . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (J)

*99.2                   Form of Indemnification Agreement entered
                        into by and between the Company and each of
                        its Directors and Executive Officers  . . . . . . . . . . . . . . . . . . . .            (L)

99.3                    Part II, Legal Proceedings, of the Company's
                        Quarterly Reports on Form 10-Q for the quarters
                        ended August 31, 1993, November 30, 1993 and February 28,
                        1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             **

99.4                    Management's Discussion and Analysis of Results of
                        Operation and Financial
                        Condition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             **

99.5                    Financial Statements and Schedules of RPM, Inc.
                        listed under Items 14(a)(1) and
                        14(a)(2)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             **

99.6                    RPM, Inc. Retirement Savings Trust and Plan
                        Financial Statements for the fiscal year
                        ended May 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
- - ------------------------------

                 *Management contract or compensatory plan or arrangement identified pursuant to Item 14(c) of this Form 10-K.

                 **Previously filed.

                 (A) Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1984.

                 (B) Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1987.

                 (C) Incorporated herein by reference to the appropriate exhibit to the Company's Form S-3 Registration Statement (Reg. No. 33-50868).

                 (D) Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1988.

                 (E) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-3 (Reg. No. 33-39849).

                 (F) Incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended November 30, 1979.

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





373/06821TIB.458