Form 10-Q
period 1994-08-31
RPM INC/OH/
filed 1994-10-14
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


 x  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- - --- Act of 1934 for the quarterly period ended August 31, 1994 or
                ----------------------------------------------
    Transition Report Pursuant to Section 13 or 15(d) of the Securities
- - --- Exchange Act of 1934 for the transition period from _________to_________.

Commission File No. 0-5132
                    ------
                                   RPM, INC.
- - ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                  34-6550857
- - ------------------------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)


P.O. Box 777;  2628 Pearl Road; Medina, Ohio                      44258
- - ------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number including area code            (216) 273-5090
- - ------------------------------------------------------------------------------
         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.
                                                         Yes   x    No
                                                             -----     -----
 As of October 1, 1994,  56,778,327 RPM, Inc. Common Shares were outstanding.

                    Exhibit Index on Page 10 of 13 pages.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------


                                     INDEX
                                     -----

         PART I.  FINANCIAL INFORMATION                         PAGE NO.
         ------------------------------                         --------
         Consolidated Balance Sheets
           August 31, 1994 and May 31, 1994                        3

         Consolidated Statements of Income
           Three Months Ended August 31, 1994 and 1993             4

         Consolidated Statements of Cash Flows
           Three Months Ended August 31, 1994 and 1993             5

         Notes to Consolidated Financial Statements                6

         Management's Discussion and Analysis of Results
           of Operations and Financial Condition                   7

         Exhibit XI - Consolidated Statements of Computations
           of Earnings Per Common Share and Common Share
           Equivalents                                             9

         PART II.  OTHER INFORMATION                         10 - 11

                                                                             3
                          RPM, INC. AND SUBSIDIARIES
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                    (In thousands, except per share amounts)

                     ASSETS
                                                 August 31, 1994      May 31, 1994
                                                 ---------------    ---------------
                                                 (Unaudited)
Current Assets:
  Cash                                                 $47,494             $18,370
  Marketable securities, at cost                         9,155               7,029
  Trade accounts receivable (less allowance for doubt-
    ful accounts $10,586 and $8,148)                   197,511             162,256
  Inventories                                          148,770             130,487
  Prepaid expenses                                      15,587              16,388
                                                 ---------------    ---------------
    Total current assets                               418,517             334,530
                                                 ---------------    ---------------

Property, Plant and Equipment, At Cost                 340,802             263,194
  Less: accumulated depreciation and amortization      146,312             112,160
                                                 ---------------    ---------------
    Property, plant and equipment, net                 194,490             151,034
                                                 ---------------    ---------------

Other Assets
  Costs of businesses over net assets acquired         156,040             111,598
  Intangible assets                                    164,184              25,328
  Equity in unconsolidated affiliates                   13,273              12,509
  Other                                                 24,743              25,839
                                                 ---------------    ---------------
    Total other assets                                 358,240             175,274
                                                 ---------------    ---------------

Total Assets                                          $971,247            $660,838
                                                 ===============    ===============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long term debt                     $1,024              $1,196
  Accounts payable                                      55,316              49,109
  Accrued compensation and benefits                     33,608              24,492
  Accrued warranty and loss reserves                    20,095              12,978
  Other accrued liabilities                             22,925              18,042
  Income taxes payable                                  13,075               1,719
                                                 ---------------    ---------------
    Total current liabilities                          146,043             107,536
                                                 ---------------    ---------------

Long term and deferred liabilities
  Long term debt, less current maturities              435,202             233,039
  Deferred income taxes and other                       63,223               5,787
                                                 ---------------    ---------------
    Total long term and deferred liabilities           498,425             238,826
                                                 ---------------    ---------------

Shareholders' Equity
  Common shares, stated value $.023 per share;
    authorized 100,000,000 shares;
    issued and outstanding 56,773,000
    and 56,751,000 shares, respectively                  1,291               1,291
  Paid-in capital                                      146,195             146,109
  Retained earnings                                    180,377             169,366
  Cumulative translation adjustment                     (1,084)             (2,290)
                                                 ---------------    ---------------
    Total shareholders' equity                         326,779             314,476
                                                 ---------------    ---------------

Total Liabilities And Shareholders' Equity            $971,247            $660,838
                                                 ===============    ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                            4
                          RPM, INC. AND SUBSIDIARIES
                          --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                    (In thousands, except per share amounts)



                                               Three Months Ended August 31,
                                               -----------------------------
                                                                   1993
                                                 1994            (Restated)
                                              ---------          ---------
Net Sales                                      $253,497          $209,347

Cost of Sales                                   146,524           119,833
                                              ---------          ---------
Gross Profit                                    106,973            89,514

Selling, General and Administrative Expenses     70,163            59,238

Interest Expense, Net                             4,826             3,629
                                              ---------          ---------
Income Before Income Taxes                       31,984            26,647

Provision for Income Taxes                       13,593            11,385
                                              ---------          ---------
Net Income                                      $18,391           $15,262
                                              =========          =========


Earnings per common share and common share
  equivalent (Exhibit XI)                         $0.32             $0.27
                                              =========          =========

Earnings per common share assuming full
  dilution (Exhibit XI)                           $0.30             $0.25
                                              =========          =========


Dividends per common share                        $0.13             $0.12
                                              =========          =========



Data for August 1993 has been restated to reflect the acquisition of Stonhard, Inc. on October 26, 1993, accounted for as a pooling of interests.

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

                                                                                        5
                          RPM, INC. AND SUBSIDIARIES
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                    (In thousands, except per share amounts)




                                                              Three Months Ended August 31,
                                                              -----------------------------
                                                                                    1993
                                                                    1994         (Restated)
                                                                -----------     -----------
Cash Flows From Operating Activities:
  Net Income                                                        $18,391         $15,262
  Items not affecting cash and other                                  2,404           3,754
  Changes in operating working capital                               12,714          (7,573)
                                                                -----------     -----------

                                                                     33,509          11,443
                                                                -----------     -----------

Cash Flows From Investing Activities:
  Additions to property and equipment                                (6,193)         (7,332)
  Acquisition of new business, net of cash                         (173,061)              0
                                                                -----------     -----------

                                                                   (179,254)         (7,332)
                                                                -----------     -----------


Cash Flows From Financing Activities:
  Proceeds from stock option exercises                                   86              22
  Increase (decrease) in debt                                       182,163           1,367
  Dividends                                                          (7,380)         (6,287)
                                                                -----------     -----------

                                                                    174,869          (4,898)
                                                                -----------     -----------


Net Increase (Decrease) in Cash                                      29,124            (787)


Cash at Beginning of Period                                          18,370          22,885
                                                                -----------     -----------


Cash at End of Period                                               $47,494         $22,098
                                                                ===========     ===========



Supplemental Schedule of Non-Cash Investing and Financing Activities:
- - ---------------------------------------------------------------------

Conversion of Debt to Equity                                                       $51,608

Interest Accreted on LYONs                                          $2,013          $1,911



Data for August 1993 has been restated to reflect the acquistion of Stonhard, Inc. on October 26, 1993, accounted for as a pooling of interests.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               AUGUST 31, 1994
                               ---------------
                                  (Unaudited)
                   ( In thousands, except per share amounts)



NOTE A - BASIS OF PRESENTATION
- - ------------------------------
         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three months ended August 31, 1994 and August 31, 1993. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1994.

NOTE B - INVENTORIES
- - --------------------
         Inventories were composed of the following major classes:

                                                   August 31, 1994(1)       May 31, 1994
                                                   ---------------          ------------
         Raw material and supplies                     $51,631                 $45,286
         Finished goods                                 97,139                  85,201
                                                      --------                --------
                                                      $148,770                $130,487
                                                      ========                ========

         (1) Estimated, based on components at May 31, 1994

NOTE C - ACQUISITIONS
- - ---------------------
         In June 1994, the Company acquired all the outstanding shares of Rust-Oleum Corporation in a transaction accounted for by the purchase method of accounting. The following data summarizes, on an unaudited pro-forma basis, the combined results of operations of the Company for the three months ended August 31, 1994 and August 31, 1993. The pro-forma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies.

                   Three Months Ended                               August 31,      August 31,
                   ------------------                                  1994            1993
                                                                    --------------------------
         Net Sales                                                  $270,586         $251,155
                                                                    ========         ========
         Net Income                                                 $ 19,629         $ 12,896
                                                                    ========         ========
         Earnings per common share and common
           share equivalent                                             $.34             $.23
                                                                        ====             ====
         Earnings per common share assuming
           full dilution                                                $.32             $.22
                                                                        ====             ====

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------
                      THREE MONTHS ENDED AUGUST 31, 1994
                      ----------------------------------

RESULTS OF OPERATIONS
- - ---------------------
         During the first quarter, the Company's sales and earnings both advanced 21% from the prior year's first quarter results. On June 28, 1994, the Company acquired Rust-Oleum Corporation, the leading North American producer of consumer rust-preventative coatings. This acquisition accounted for 61% or $26.8 million of the $44.2 million sales increase. Core businesses generated the remaining $17.4 million or 39% of the sales growth principally from higher unit volume and product line additions as pricing adjustments continue to be relatively minor and infrequent. Exchange rate differences had a negligible effect on sales from quarter to quarter.

         The gross profit margin declined to 42.2% from 42.8% a year ago. The benefits of increased volume and Rust-Oleum's higher than average gross profit margin were more than offset by certain shifts in product mix and a number of raw material and packaging cost increases. Management feels that these cost increases will be effectively negated through other raw material cost decreases, coordinated purchasing power of significant materials, and pricing adjustments where necessary.

         Selling, general and administrative expenses improved to 27.7% of sales from 28.3% primarily as a result of the product mix changes. Higher sales volume and expense reductions had additional favorable effects on this category, all partly offset by acquisition expenses associated with Rust-Oleum Corporation.

         Interest expense increased $1.2 million as a result of increased debt associated with the acquisition of Rust-Oleum Corporation, partly offset by lower rate refinancing of debt assumed through the October 1993 Stonhard acquisition and the Company's conversion of its $50 million 6.75% Convertible Subordinated Eurobond Debentures due 2005, completed by the end of July 1993.

         The provision for income taxes was comparable as a percentage of pre-tax income during both periods and net income margins were equal at 7.3% of sales. Rust-Oleum Corporation operations contributed to first quarter earnings after covering aquisition related expenses. Rust-Oleum's strongest anticipated financial impact is during the Company's first and fourth quarters, with weaker periods during the middle of the fiscal year.

                                                                               8
CAPITAL RESOURCES AND LIQUIDITY
- - -------------------------------
         CASH PROVIDED FROM OPERATIONS
         Cash flow from operations continues to be the primary source of financing the Company's internal growth. The Company generated cash from operations of $33.5 million for the current quarter, up $22.1 million from the same quarter last year.

         The additional cash generated from operations this year was due to higher net income and the timing of payables and accrued expenses among the core businesses ($10 million), plus $11.5 million from seasonal reductions in Rust-Oleum's receivables and inventory.

         INVESTING ACTIVITIES
         The Company invested $173.1 million, net of cash acquired, in the purchase of Rust-Oleum Corporation.

         The Company's capital expenditures generally do not exceed depreciation and amortization in a given year.

         FINANCING ACTIVITIES
         In conjunction with the acquisition of Rust-Oleum Corporation, the Company negotiated a $300 million revolving credit agreement. At the time of acquisition, $186 million was used to finance the purchase, including fees and assumption of $8 million of Rust-Oleum's long term debt. In addition, $47 million was used to refinance the outstanding balance of the $55 million revolving credit agreement negotiated in October 1993. The new credit agreement had a balance outstanding on August 31, 1994 of $233 million. As a result of this recent financing activity, the long term debt ratio increased to 57% from 43% at May 31, 1994.

         Subsequent to August 31, 1994, the Company increased its multi-currency revolving credit facility to $45 million from $30 million. Approximately $10 million of this increase was used by foreign subsidiaries to retire intercompany debt owed to domestic operations. These funds will in turn be used to reduce the $233 million balance in the domestic revolver.

         Working capital increased to $272.5 million from $227.0 million on May 31, 1994, with $26.6 million of this increase attributable to Rust-Oleum. With a current ratio of 2.2:1, Rust-Oleum also caused most of the Company's current ratio decline to 2.9:1 from 3.1:1 during the quarter.

         The Company maintains excellent relations with its banks and other financial institutions to further enable the financing of future growth opportunities.

                                                                                    9
                          RPM, INC. AND SUBSIDIARIES
                          --------------------------
              CONSOLIDATED STATEMENTS OF COMPUTATIONS OF EARNINGS
              ---------------------------------------------------
                 PER COMMON SHARE AND COMMON SHARE EQUIVALENTS
                 ---------------------------------------------
                                  (Unaudited)
                                                                        Exhibit XI
                                                                        ----------
                    (In thousands, except per share amounts)



                                                  Three Months Ended August 31,
                                                  -----------------------------
                                                                      1993
                                                       1994        (Restated)
                                                   -----------    -----------
Shares Outstanding
     For computation of primary earnings per
        common share
            Weighted average shares                     56,768         55,345
            Net issuable common share equivalents          309            365
                                                   -----------    -----------

              Total shares for primary earnings
                 per share                              57,077         55,710

     For computation of fully-diluted earnings
        per common share
           Additional shares issuable assuming
              conversion of convertible securities       7,813          9,147

           Additional common shares equivalents;
              ending market value higher than
              average market value                          14              0
                                                   -----------    -----------

                 Total shares for fully-diluted
                    earnings per share                  64,904         64,857
                                                   ===========    ===========

Net Income
- - ----------
     Net income applicable to common shares for
        primary earnings per share                     $18,391        $15,262
           Add  back interest net of tax on convertible
              securities assumed to be converted         1,157          1,275
                                                   -----------    -----------

     Net income applicable to common shares for
        fully-diluted earnings                         $19,548        $16,537
                                                   ===========    ===========

     Earnings Per Common Share and Common Share
        Equivalents                                    $.32           $.27
                                                       ====           ====

     Earnings Per Common Share Assuming Full
        Dilution                                       $.30           $.25
                                                       ====           ====


Data for August 1993 has been restated to reflect the acquisition of Stonhard, Inc. on October 26, 1993, accounted for as a pooling of interests.



ITEM 3 -- LEGAL PROCEEDINGS
- - ---------------------------

                 As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994, Bondex International, Inc., a wholly-owned subsidiary of the Company ("Bondex"), is one of numerous other corporate defendants in 340 pending asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions of the United States. Subsequently, an additional 44 such cases have been filed, and two have been dismissed (one without payment and one with nominal payment based on nuisance value). Further, stipulations of dismissal without payment in 67 lawsuits have been voluntarily executed by plaintiffs' counsel and submitted to the Superior Court, Middlesex County, New Jersey, for dismissal entry. Upon entry, 315 cases will remain pending. Bondex continues to deny liability in all asbestos-related lawsuits and continues to vigorously defend them. Under a cost-sharing agreement among Bondex and its insurers effected in February, 1994, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments, if any, with Bondex responsible for a minor portion of each.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
- - ------------------------------------------
         (a)     Exhibits
                 --------
                 Official Exhibit                                            Sequential
                      Number                   Description                   Page Number
                 ----------------          -------------------               -----------
                            XI             Statement regarding               9
                                           computation of per
                                           share earnings

         (b)     Reports on Form 8-K
                 -------------------
                          During the first fiscal quarter ended August 31, 1994, the registrant filed one Current Report on Form 8-K, dated June 28, 1994, pursuant to Items 5 and 7 in connection with the Rust-Oleum Corporation acquisition.

                                   SIGNATURES
                                   ----------

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RPM INC.


                                    By THOMAS C. SULLIVAN
                                       ------------------
                                       Thomas C. Sullivan,
                                       Chairman & Chief
                                       Executive Officer

                                    By FRANK C. SULLIVAN
                                       -----------------
                                       Frank C. Sullivan
                                       Chief Financial Officer

Date: October 14, 1994