Form 10-Q/A
period 1994-08-31
RPM INC/OH/
filed 1994-11-21
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                _______________


                                 FORM 10-Q/A-1



(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________


                        Commission File Number  0-5132

                                     RPM, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Ohio                                            34-6550857
- - -------------------------------                          ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


P.O. Box 777, 2628 Pearl Road, Medina, Ohio                     44258
- - -------------------------------------------                   ---------
    (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code  (216) 273-5090
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X     NO
                                                -----     -----

As of October 1, 1994, 56,778,327 RPM, Inc. Common Shares were outstanding.

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1994 as set forth in the pages attached hereto:

"Item 6. Exhibits and Reports on Form 8-K" is hereby amended and restated to include Exhibit 27, Financial Data Schedule.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits


   Official                                                          Sequential
Exhibit Number           Description                                 Page Number
- - --------------           -----------                                 -----------
     XI*              Statement regarding computation of per share
                      earnings ....................................


     27               Financial Data Schedule.....................

___________________

*  Previously filed.


(b)  Reports on Form 8-K

     During the first fiscal quarter ended August 31, 1994, the registrant filed one Current Report on Form 8-K, dated June 28, 1994, pursuant to Items 5 and 7 in connection with the Rust-Oleum Corporation acquisition.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                              RPM, INC.



                                              /s/ Frank C. Sullivan
                                              ------------------------------
                                              Frank C. Sullivan,
                                              Chief Financial Officer


DATE:  November 18, 1994


373/06821EBA.306