Form 10-Q
period 1994-11-30
RPM INC/OH/
filed 1995-01-13
CIK 110621

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                   FORM 10-Q


__X__Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1994 or
            ------------------------------------------------

_____Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to_________.

Commission File No. 0-5132
                    ------
                                  RPM, INC.
- --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

            Ohio                                                      34-6550857
- -----------------------------------          -----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 777;  2628 Pearl Road; Medina, Ohio                               44258
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number including area code                 (216) 273-5090
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

                                                             Yes __x__  No _____

   As of January 3, 1995, 56,822,807 RPM, Inc. Common Shares were outstanding.

                    Exhibit Index on Page 11 of 12 pages.

                          RPM, INC. AND SUBSIDIARIES

                                    INDEX

PART I.  FINANCIAL INFORMATION                                     Page No.
                                                                   --------
Consolidated Balance Sheets
  November 30, 1994 and May 31, 1994                                    3

Consolidated Statements of Income
  Six Months and Three Months Ended
  November 30, 1994 and 1993                                            4

Consolidated Statements of Cash Flows
  Six Months Ended November 30, 1994 and 1993                           5

Notes to Consolidated Financial Statements                              6

Management's Discussion and Analysis of Results
  of Operations and Financial Condition                                 7

Exhibit XI - Consolidated Statements of Computations of Earnings Per Common Share and Common Share
  Equivalents

PART II.  OTHER INFORMATION                                        9 - 11

                                                                             3
                          RPM INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                   (In thousands, except per share amounts)

                            ASSETS
                                                                                     November 30, 1994        May 31, 1994
                                                                                     -----------------        ------------
                                                                                         (Unaudited)
Current Assets
  Cash                                                                                     $ 29,612              $ 18,370
  Marketable securities, at cost                                                              9,673                 7,029
  Trade accounts receivable (less allowance for doubtful accounts $11,044 and $8,148)       187,947               162,256
  Inventories                                                                               151,950               130,487
  Prepaid expenses                                                                           14,149                16,388
                                                                                           --------              --------
    Total current assets                                                                    393,331               334,530
                                                                                           --------              --------
Property, Plant and Equipment, At Cost                                                      348,093               263,194
  Less: accumulated depreciation and amortization                                           151,433               112,160
                                                                                           --------              --------
    Property, plant and equipment, net                                                      196,660               151,034
                                                                                           --------              --------
Other Assets
  Costs of businesses over net assets acquired                                              174,959               111,598
  Intangible Assets                                                                         162,601                25,328
  Equity in unconsolidated affiliates                                                        13,715                12,509
  Other                                                                                      24,856                25,839
                                                                                           --------              --------
    Total other assets                                                                      376,131               175,274
                                                                                           --------              --------
Total Assets                                                                               $966,122              $660,838
                                                                                           ========              ========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long term debt                                                        $    934              $  1,196
  Accounts payable                                                                           49,766                49,109
  Accrued wages, commissions and other expenses                                              33,411                24,492
  Accrued warranty and loss reserves                                                         20,122                12,978
  Other accrued liabilities                                                                  22,838                18,042
  Income taxes payable                                                                        5,395                 1,719
                                                                                           --------              --------
    Total current liabilities                                                               132,466               107,536
                                                                                           --------              --------
Long term and deferred liabilities
  Long term debt, less current maturities                                                   416,617               233,039
  Deferred income taxes and other                                                            82,401                 5,787
                                                                                           --------              --------
    Total long term and deferred liabilities                                                499,018               238,826
                                                                                           --------              --------
Shareholders' Equity
  Common shares, stated value $.023 per share; authorized 100,000,000 shares;
   issued and outstanding 56,816,000 and 56,751,000 shares, respectively                      1,292                 1,291
  Paid-in capital                                                                           146,594               146,109
  Retained earnings                                                                         187,696               169,366
  Cumulative translation adjustment                                                            (944)               (2,290)
                                                                                           --------              --------
    Total shareholders' equity                                                              334,638               314,476
                                                                                           --------              --------
Total Liabilities And Shareholders' Equity                                                 $966,122              $660,838
                                                                                           ========              ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                              4
                            RPM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                     (In thousands, except per share amounts)

                                    Six Months Ended       Three Months Ended
                                      November 30,            November 30,
                                 --------------------      --------------------
                                   1994        1993          1994        1993
                                 --------    --------      --------    --------
Net Sales                        $506,726    $411,590      $253,229    $202,243
Cost of Sales                     292,640     237,299       146,116     117,466
                                 --------    --------      --------    --------
Gross Profit                      214,086     174,291       107,113      84,777
Selling, General and
  Administrative Expenses         144,988     116,138        74,825      56,900
Interest Expense, Net              10,554       7,274         5,728       3,645
                                 --------    --------      --------    --------
Income Before Income Taxes         58,544      50,879        26,560      24,232
Provision for Income Taxes         24,881      21,684        11,288      10,299
                                 --------    --------      --------    --------
Net Income                       $ 33,663    $ 29,195      $ 15,272    $ 13,933
                                 ========    ========      ========    ========



Earnings per common share and
  common share equivalent
  (Exhibit XI)                      $0.59       $0.52         $0.27       $0.25
                                 ========    ========      ========    ========
Earnings per common share
  assuming full dilution
  (Exhibit XI)                      $0.55       $0.49         $0.25       $0.23
                                 ========    ========      ========    ========
Dividends per common share          $0.27       $0.25         $0.14       $0.13
                                 ========    ========      ========    ========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                          RPM, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                   (In thousands, except per share amounts)

                                                   Six Months Ended November 30,
                                                   -----------------------------
                                                       1994            1993
                                                     ---------       --------
Cash Flows From Operating Activities:
  Net income                                         $  33,663       $ 29,195
  Items not affecting cash and other                     9,046         11,689
  Changes in operating working capital                   6,610        (15,467)
                                                     ---------       --------
                                                        49,319         25,417
                                                     ---------       --------
Cash Flows From Investing Activities:
  Additions to property and equipment                  (13,484)       (12,335)
  Acquisition of new business                         (173,061)       (10,718)
                                                     ---------       --------
                                                      (186,545)       (23,053)
                                                     ---------       --------
Cash Flows From Financing Activities:
  Proceeds from stock option exercises                     485            282
  Increase (decrease) in long-term debt                163,316          7,469
  Dividends                                            (15,333)       (13,196)
                                                     ---------       --------
                                                       148,468         (5,445)
                                                     ---------       --------
Net Increase (Decrease) in Cash                         11,242         (3,081)

Cash at Beginning of Period                             18,370         22,885
                                                     ---------       --------

Cash at End of Period                                $  29,612       $ 19,804
                                                     =========       ========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of Debt to Equity                                         $ 51,608

Interest Accreted to LYONs                           $   4,061          3,855



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                          RPM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              NOVEMBER 30, 1994
                                 (Unaudited)
                   (In thousands, except per share amounts)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the six months ended November 30, 1994 and November 30, 1993. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1994.


NOTE B - INVENTORIES

         Inventories were composed of the following major classes:

                                          November 30, 1994        May 31, 1994
                                          -----------------        ------------
         Raw materials and supplies           $ 52,740               $ 45,286
         Finished goods                         99,210                 85,201
                                              --------               --------
                                              $151,950               $130,487
                                              ========               ========

         (1) Estimated, based on components at May 31, 1994




NOTE C - ACQUISITIONS

         In June 1994, the Company acquired all the outstanding shares of Rust-Oleum Corporation in a transaction accounted for by the purchase method of accounting. The following data summarizes, on an unaudited pro-forma basis, the combined results of operations of the company for the six and three months ended November 30, 1994 and November 30, 1993. The pro-forma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies.

                                    For The Six               For The Three
                                    Months Ended              Months Ended
                                    November 30,              November 30,
                                --------------------      --------------------
                                  1994        1993          1994        1993
                                --------    --------      --------    --------
         Net Sales              $523,815    $484,243      $253,229    $233,088
                                ========    ========      ========    ========

         Net Income             $ 34,901    $ 20,400      $ 15,272    $  7,504
                                ========    ========      ========    ========

         Earnings per common
           share and common
           share equivalent       $.61        $.36          $.27        $.13
                                  ====        ====          ====        ====

         Earnings per common
           share assuming full
           dilution               $.57        $.35          $.25        $.13
                                  ====        ====          ====        ====

                          RPM, INC. AND SUBSIDIARIES                          7
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                      SIX MONTHS ENDED NOVEMBER 30, 1994


RESULTS OF OPERATIONS
  The Company's sales increased 23.1% for the first six months of this year and 25.2% in the second quarter compared with last year. On June 28, 1994, the Company acquired Rust-Oleum Corporation, the leading North American producer of consumer rust-preventative coatings, accounting for nearly two-thirds of these sales increases. The Company's core businesses generated the remaining sales growth principally from higher unit volume and product line additions as pricing adjustments have been relatively minor. Exchange rate differences had an insignificant effect on sales from year to year.

  The gross profit margin, while down slightly year-to-date compared to the prior year, improved in the second quarter to 42.3% from 41.9% a year ago. This recent improvement reflects the benefits of increased sales volume and Rust-Oleum's higher gross profit margin. While there have been a number of raw material and packaging cost increases the past six months, management is confident these will be effectively negated through the leverage of combined purchasing of significant materials, pricing adjustments and product reformulations.

  The Company's six month selling, general and administrative expenses were a higher percentage of sales from a year ago as a result of Rust-Oleum's higher percentage in this category and associated acquisition expenses. Higher sales volume and increased joint venture income had slightly offsetting favorable effects. Comparing second quarters, the higher percentage in this category this year was attributable to Rust-Oleum seasonality and planned expenditures for future growth.

  Interest expense increased $4.4 million year to year as a result of increased debt associated with the Rust-Oleum acquisition, offset $1.1 million primarily from lower rate refinancing of debt assumed through the October 1993 Stonhard acquisition.

  Net income margins during the first six months and second quarter were below the same periods last year because of the acquisition related expenses and seasonality of Rust-Oleum. While Rust-Oleum did contribute to six month earnings, their strongest anticipated financial impact will come during the Company's first and fourth quarters, with weaker periods during the middle of the fiscal year.

                          RPM, INC. AND SUBSIDIARIES                          8
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                      SIX MONTHS ENDED NOVEMBER 30, 1994


CAPITAL RESOURCES AND LIQUIDITY

CASH PROVIDED FROM OPERATIONS
  Cash flow from operations continues to be the primary source of financing the Company's internal growth. The Company generated cash from operations of $49.3 million for the first six months of this year, up $23.9 million from the same period last year.

  The additional cash generated from operations this year was primarily the result of seasonal reductions in Rust-Oleum's receivables and inventory ($15.3 million) along with increased net income and the timing of payables and accrued expenses among the core businesses.

INVESTING ACTIVITIES
  The Company invested $173.1 million, net of cash acquired, in the purchase of Rust-Oleum.

  The Company's capital expenditures generally do not exceed depreciation and amortization in a given year.

FINANCING ACTIVITIES
  In connection with the acquisition of Rust-Oleum, the Company negotiated a $300 million revolving credit agreement. At the time of acquisition, $178 million of this facility was used to finance the purchase, $8 million was used to refinance a portion of Rust-Oleum's existing long term debt, and $47 million was used to refinance the outstanding balance of a $55 million revolving credit agreement that was subsequently terminated. The Company has since reduced long term debt by $19 million through cash provided from operations. As a result of the above plus the LYONs accretion, the Company's debt/capital ratio has increased to 55% at November 30, 1994 from 43% at May 31, 1994.

  Working capital increased to $260.9 million from $227.0 million at May 31, 1994, with $17.7 million of this increase attributable to Rust-Oleum. The current ratio declined to 3.0:1 from 3.1:1 during the six month period.

  The Company maintains excellent relations with its banks and other financial institutions to further enable the financing of future growth opportunities.

ITEM 3 -- LEGAL PROCEEDINGS
- --------------------------

        As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994, and as updated in the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994, Bondex
International, Inc., a wholly-owned subsidiary of the Company ("Bondex") was named as one of numerous corporate defendants in 382 asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions in the United States. Subsequently, an additional 15 such cases have been filed, and 67 such cases which had been filed in the Superior Court, Middlesex County, New Jersey, were dismissed with prejudice with no payment. Bondex continues to deny liability in all 330 cases that remain pending and continues to vigorously defend them. Under a cost-sharing agreement among Bondex and its insurers effected in February, 1994, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments, if any, with Bondex responsible for a minor portion of each.
        As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994, Carboline Company, a wholly-owned subsidiary of the Company ("Carboline"), has been named as one of 21 corporate defendants in RUFINO O. CAVAZOS, ET AL., V CEILCOTE COMPANY, ET AL., District Court, 73rd Judicial District, Bexar County, Texas; Cause No. 89-CI-12651, filed in March, 1990, and in similar suits subsequently filed on behalf of individuals (and, where applicable, their spouses and children) employed at the Comanche Peak Nuclear Plant and the South Texas Nuclear Plant. Several supplemental petitions have been filed in Bexar County for the purpose of adding other spouses and children of the worker plaintiffs, bringing the total number of Bexar County plaintiffs to 10,556. Another suit with virtually identical allegations was filed in Rusk County, Texas on December 29, 1993. That suit, Cause No. 93-470; MARY GUNN, ET AL. V. SOUTHERN IMPERIAL COATINGS CORP., 4th District Court, Rusk County, Texas, involves 201 worker plaintiffs and 128 spouses. All of the suits allege bodily injury as a result of exposure to defendants' products. An automatic stay of proceedings, instituted as a result of the receivership of Employers Casualty Insurance Company, was lifted recently, and the litigation is continuing in the discovery stage. Carboline has denied all liability and is conducting a vigorous defense. Several of Carboline's insurance carriers, and Carboline, are defending the lawsuit under a cost-sharing agreement.
        As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994, Rust-Oleum Corporation, a wholly-owned subsidiary of the Company ("Rust-Oleum") was named in March, 1989 by the U.S. Environmental Protection Agency ("EPA") as a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") in connection with the American Chemical Service Superfund Site in Lake County, Griffith, Indiana (the "ACS Site"). Rust-Oleum is alleged to be associated

                                                                10
with the ACS Site as a consequence of disposal of waste originating at its former Evanston, Illinois plant in the 1960's. The EPA offered DE MINIMIS settlements to Rust-Oleum and other PRPs alleged to be responsible for small percentages of the total waste sent to the ACS site. On December 22, 1994, the EPA issued a Final Administrative Order of Consent ("AOC"), IN THE MATTER OF AMERICAN CHEMICAL SERVICES SUPERFUND SITE, EPA Region 5, effecting settlement of Rust-Oleum's DE MINIMIS share of cleanup costs for the sum of $240,000, which Rust-Oleum will pay on or before January 23, 1995. Under the provisions of the AOC, Rust-Oleum will be protected from future suits by the EPA, by the State of Indiana or by other PRPs seeking contribution. Rust-Oleumm is pursuing its liability insurance carrier for reimbursement of the settlement payment; however, for purposes hereof, this matter is considered closed.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------
        The Annual Meeting of Shareholders of the Company was held on October 10, 1994. The following matters were voted on at the meeting.

        1. Election of Lorrie Gustin, James A Karman, Donald K. Miller and Kevin O'Donnell as Directors of the Company. The nominees were elected as Directors with the following vote:

                Lorrie Gustin
                -------------
                For                     43,943,916.4
                Withheld                   491,663.9
                Broker non-votes               0


                James A. Karman
                ---------------
                For                     44,026,658.4
                Withheld                   408,921.9
                Broker non-votes               0


                Donald K. Miller
                ----------------
                For                     44,039,755.9
                Withheld                   395,824.2
                Broker non-votes               0

                                                                11
ITEM 4 -- Continued
- -------------------

                Kevin O'Donnell
                ---------------
                For                               44,007,614.5
                Withheld                            427,965.8
                Broker non-votes                        0

        2. Approval of proposal to fix the number of Directors at 12 (which created a vacancy which can be filled by the Board of Directors);

                For                               43,732,124.6
                Against                             453,147.8
                Abstain                             250,307.9
                Broker non-votes                        0

        For information on how the votes for the election of Directors have been tabulated, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on October 10, 1994.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------
        (a)     Exhibits
                --------

                Official Exhibit                                Sequential
                     Number             Description             Page Number
                ----------------        -----------             -----------
                      XI                Statement regarding          9
                                        computation of per
                                        share earnings

                     XXVII              Financial Data Schedule

        (b)     Reports on Form 8-K
                -------------------
                        On September 9, 1994, the Company filed an amendment on Form 8K/A to its Current Report on Form 8/K dated June 28, 1994 pursuant to Item 7 thereunder, in connection with the Rust-Oleum Corporation acquisition.

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

                                        RPM INC.

                                        By THOMAS C. SULLIVAN
                                           ------------------
                                        Thomas C. Sullivan,
                                         Chairman & Chief
                                         Executive Officer


                                        By FRANK C. SULLIVAN
                                           -----------------
                                        Frank C. Sullivan,
                                         Chief  Financial Officer

Date: January 13, 1995