Form 10-Q
period 1995-02-28
RPM INC/OH/
filed 1995-04-13
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


_x_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1995 or

_____Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to_________.

Commission File No. 0-5132
                    ------
                                   RPM, INC.

- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Ohio                                                34-6550857
- -------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 777;  2628 Pearl Road; Medina, Ohio                              44258
- -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number including area code                (216) 273-5090

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

                                                             Yes   x    No
                                                                 -----     -----
         As of March 31, 1995, 56,943,627 RPM, Inc. Common Shares were outstanding.

                      Exhibit Index on Page 9 of 11 pages.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------


                                     INDEX
                                     -----

         PART I.  FINANCIAL INFORMATION                             Page No.
         ------------------------------                             --------
         Consolidated Balance Sheets
           February 28, 1995 and May 31, 1994                           3

         Consolidated Statements of Income
           Nine Months and Three Months Ended
           February 28, 1995 and 1994                                   4

         Consolidated Statements of Cash Flows
           Nine Months Ended February 28, 1995 and 1994                 5

         Notes to Consolidated Financial Statements                     6

         Management's Discussion and Analysis of Results
           of Operations and Financial Condition                        7


         PART II.  OTHER INFORMATION                                    9
         ---------------------------

         Exhibit XI - Consolidated Statements of Computations
           of Earnings Per Common Share and Common Share
           Equivalents                                                 11

                          RPM, INC. AND SUBSIDIARIES
                          --------------------------                           3
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                    (In thousands, except per share amounts)

                                          ASSETS
                                          ------                                          February 28, 1995       May 31, 1994
                                                                                          -----------------       ------------
                                                                                            (Unaudited)
Current Assets
  Cash                                                                                              $24,347            $18,370
  Marketable securities, at cost                                                                      8,854              7,029
  Trade accounts receivable (less allowance for doubt-
    ful accounts $11,959 and $8,148)                                                                166,108            162,256
  Inventories                                                                                       168,095            130,487
  Prepaid expenses                                                                                   14,181             16,388
                                                                                                   --------           --------
    Total current assets                                                                            381,585            334,530
                                                                                                   --------           --------

Property, Plant and Equipment, At Cost                                                              355,171            263,194
  Less: accumulated depreciation and amortization                                                   157,875            112,160
                                                                                                   --------           --------
    Property, plant and equipment, net                                                              197,296            151,034
                                                                                                   --------           --------

Other Assets
  Costs of businesses over net assets acquired                                                      173,911            111,598
  Intangible Assets                                                                                 160,715             25,328
  Equity in unconsolidated affiliates                                                                14,195             12,509
  Other                                                                                              24,010             25,839
                                                                                                   --------           --------
    Total other assets                                                                              372,831            175,274
                                                                                                   --------           --------

Total Assets                                                                                       $951,712           $660,838
                                                                                                   ========           ========
                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current portion of long term debt                                                                    $608             $1,196
  Notes and accounts payable                                                                         51,983             49,109
  Accrued compensation and benefits                                                                  34,282             24,492
  Accrued warranty and loss reserves                                                                 18,458             12,978
  Other accrued liabilities                                                                          18,734             18,042
  Income taxes payable                                                                                  276              1,719
                                                                                                   --------           --------
    Total current liabilities                                                                       124,341            107,536
                                                                                                   --------           --------

Long term and deferred liabilities
  Long term debt, less current maturities                                                           412,939            233,039
  Deferred income taxes and other                                                                    80,946              5,787
                                                                                                   --------           --------
    Total long term and deferred liabilities                                                        493,885            238,826
                                                                                                   --------           --------

Shareholders' Equity
  Common shares, stated value $.023 per share;
    authorized 100,000,000 shares;
    issued and outstanding 56,811,740
    and 56,751,000 shares, respectively                                                               1,292              1,291
  Paid-in capital                                                                                   146,379            146,109
  Retained earnings                                                                                 187,046            169,366
  Cumulative translation adjustment                                                                  (1,231)            (2,290)
                                                                                                   --------           --------
    Total shareholders' equity                                                                      333,486            314,476
                                                                                                   --------           --------

Total Liabilities And Shareholders' Equity                                                         $951,712           $660,838
                                                                                                   ========           ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          RPM, INC. AND SUBSIDIARIES
                          --------------------------                           4
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                    (In thousands, except per share amounts)




                                                Nine Months Ended             Three Months Ended
                                                   February 28,                  February 28,
                                             -----------------------       -----------------------
                                               1995           1994           1995           1994
                                             --------       --------       --------       --------
Net Sales                                    $736,509       $598,152       $229,783       $186,562

Cost of Sales                                 427,114        348,424        134,474        111,125
                                             --------       --------       --------       --------

Gross Profit                                  309,395        249,728         95,309         75,437

Selling, General and Administrative Expense   221,694        177,369         76,706         61,231

Interest Expense, Net                          16,456         10,062          5,902          2,788
                                             --------       --------       --------       --------

Income Before Income Taxes                     71,245         62,297         12,701         11,418

Provision for Income Taxes                     30,279         26,536          5,398          4,853
                                             --------       --------       --------       --------

Net Income                                    $40,966        $35,761         $7,303         $6,565
                                             ========       ========       ========       ========



Earnings per common share and common share
  equivalent (Exhibit XI)                       $0.72          $0.63          $0.13          $0.12
                                             ========       ========       ========       ========

Earnings per common share assuming full
  dilution (Exhibit XI)                         $0.69          $0.61          $0.13          $0.12
                                             ========       ========       ========       ========

Dividends per common share                      $0.41          $0.38          $0.14          $0.13
                                             ========       ========       ========       ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------                          5
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                    (In thousands, except per share amounts)





                                                Nine Months Ended February 28,
                                                ------------------------------
                                                     1995           1994
                                                   --------      --------
Cash Flows From Operating Activities:
  Net Income                                        $40,966       $35,761
  Items not affecting cash and other                 16,797        21,301
  Changes in operating working capital                5,292       (17,048)
                                                   --------      --------

                                                     63,055        40,014
                                                   --------      --------

Cash Flows From Investing Activities:
  Additions to property and equipment               (20,562)      (16,883)
  Acquisition of new businesses                    (173,061)      (12,472)
                                                   --------      --------

                                                   (193,623)      (29,355)
                                                   --------      --------

Cash Flows From Financing Activities:
  Proceeds from stock option exercises                  519           467
  Increase (decrease) in long-term debt             159,312         4,953
  Dividends                                         (23,286)      (20,572)
                                                   --------      --------

                                                    136,545       (15,152)
                                                   --------      --------


Net Increase (Decrease) in Cash                       5,977        (4,493)


Cash at Beginning of Period                          18,370        22,885
                                                   --------      --------


Cash at End of Period                               $24,347       $18,392
                                                   ========      ========




Supplemental Schedule of Non-Cash Investing and Financing Activities:
- ---------------------------------------------------------------------
Conversion of Debt to Equity                                      $51,608

Interest Accreted on LYONs                           $6,126         5,816

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                               6
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               FEBRUARY 28, 1995
                               -----------------
                                  (Unaudited)
                    (In thousands, except per share amounts)

NOTE A - BASIS OF PRESENTATION
- ------------------------------
         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the nine months ended February 28, 1995 and February 28, 1994. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1994.

NOTE B - INVENTORIES
- --------------------
         Inventories were composed of the following major classes:

                                                                  February 28, 1995(1)                    May 31, 1994
                                                                  -----------------                       ------------

         Raw materials and supplies                                      $ 58,338                           $ 45,286
         Finished goods                                                   109,757                             85,201
                                                                         --------                           --------
                                                                         $168,095                           $130,487
                                                                         ========                           ========

         (1) Estimated, based on components at May 31, 1994

NOTE C - ACQUISITIONS
- ---------------------
         In June 1994, the Company acquired all the outstanding shares of Rust-Oleum Corporation in a transaction accounted for by the purchase method of accounting. The following data summarizes, on an unaudited pro-forma basis the combined results of operations of the company for the nine and three months ended February 28, 1995 and February 28, 1994. The pro-forma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies.

                                                                 For The Nine                        For The Three
                                                                 Months Ended                        Months Ended
                                                                 February 28,                        February 28,
                                                              ------------------                  ------------------
                                                                1995             1994              1995             1994
                                                              --------         --------          --------         --------
         Net Sales                                            $753,598         $691,267          $229,783         $207,024
                                                              ========         ========          ========         ========

         Net Income                                           $ 42,204         $ 23,133          $  7,303         $  2,733
                                                              ========         ========          ========         ========

         Earnings per common share
           and common share
           equivalent                                          $.74             $.41              $.13             $.05
                                                               ====             ====              ====             ====

         Earnings per common share
           assuming full dilution                              $.70             $.41              $.13             $.05
                                                               ====             ====              ====             ====

                                                                               7
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------
                     NINE MONTHS ENDED FEBRUARY 28, 1995
                     -----------------------------------

RESULTS OF OPERATIONS
- ---------------------
       Compared with last year, the Company's sales increased 23.1% in the first nine months of this year and 23.2% in the third quarter. On June 28, 1994, the Company acquired Rust-Oleum Corporation, the leading North American producer of consumer rust-preventative coatings, accounting for approximately two-thirds of these sales increases. The Company's core businesses generated the balance of sales growth principally from higher unit volume and product line additions. Pricing adjustments have been more extensive this year than in the recent past to compensate for nearly universal supplier cost increases. Exchange rate differences had a slightly positive effect on sales from year to year.

       The gross profit margin strengthened during the third quarter to 41.5% from 40.4% a year ago pushing the nine months' margin of 42% ahead of last year's 41.7%. The recent improvement reflects primarily the benefit of increased sales volume among the core businesses and, to a lesser extent, Rust-Oleum's higher gross profit margin. While there have been a number of raw material and packaging cost increases throughout the past nine months, management is confident these will continue to be effectively negated through the leverage of combined purchasing of significant materials, pricing adjustments as necessary, and product reformulations.

       The Company's nine month selling, general and administrative expenses are 30.1% of sales versus 29.7% a year ago as a result of Rust- Oleum's higher percentage in this category along with associated acquisition expenses. Higher sales volume and increased joint venture income had slightly offsetting favorable effects. Comparing third quarters, the higher percentage this year (33.4%, up .6%) was attributable to Rust-Oleum's seasonality, while core businesses actually enjoyed a percentage reduction in this category from higher sales volume and continued expense control.

       Interest expense increased $7.8 million this year as a result of increased debt associated with the Rust-Oleum acquisition. Nearly $1.0 million of the $1.4 million offset was accomplished through lower rate refinancing of debt assumed through the October 1993 Stonhard acquisition, with the balance from debt reductions. Interest rate increases had a slight negative effect from year to year. The Rust-Oleum acquisition debt accounted for the difference between third quarters.

       Net income margins during the first nine months and third quarter were below the same periods last year because of the seasonality of Rust-Oleum and its acquisition related expenses. While Rust-Oleum did contribute slightly to nine month earnings, as previously announced their strongest anticipated financial impact will come during the Company's first and fourth quarters, with seasonally weaker periods during the middle of the fiscal year.

                                                                               8
                          RPM, INC. AND SUBSIDIARIES
                          --------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------
                      NINE MONTHS ENDED FEBRUARY 28, 1995
                      -----------------------------------


CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

CASH PROVIDED FROM OPERATIONS
       Cash flow from operations continues to be the primary source of financing the Company's internal growth. The Company generated cash from operations of $63 million for the first nine months of this year, up $23 million from the same period last year.

       The additional cash generated from operations this year was primarily the result of seasonal reductions in Rust-Oleum's working capital ($16.1 million) along with increased net income and the timing of payables and accrued expenses among the core businesses.

INVESTING ACTIVITIES
       The Company invested $173.1 million, net of cash acquired, in the purchase of Rust-Oleum.

       The Company's capital expenditures generally do not exceed depreciation and amortization in a given year.

FINANCING ACTIVITIES
       In connection with the acquisition of Rust-Oleum, the Company negotiated a $300 million revolving credit agreement. At the time of acquisition, $178 million of this facility was used to finance the purchase, $8 million was used to refinance a portion of Rust-Oleum's existing long term debt, and $47 million was used to refinance the outstanding balance of a $55 million revolving credit agreement that was subsequently terminated. The Company has since reduced long term debt by $29 million through cash provided from operations, before exchange rate differences. As a result of the above plus the LYONs interest accretion, the Company's debt/capital ratio has increased to 55% at February 28, 1995 from 43% at May 31, 1994.

       Working capital increased to $257 million from $227 million at May 31, 1994, with half of this increase attributable to Rust-Oleum. The current ratio remains at 3.1:1 after nine months.

       The Company maintains excellent relations with its banks and other financial institutions to further enable the financing of future growth opportunities.

ITEM 3 -- LEGAL PROCEEDINGS
- ---------------------------

                 As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994, and as updated in the Company's Quarterly Reports on Form 10-Q for the quarters ended August 31, 1994 and November 30, 1994, Bondex International, Inc., a wholly-owned subsidiary of the Company ("Bondex") has been named as one of numerous corporate defendants in 330 asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions in the United States. Subsequently, an additional 17 such cases have been filed, and 8 such cases which had been filed have been dismissed with prejudice as a result of the inability of plaintiffs to prove exposure to any Bondex asbestos-containing product. In addition, 1 such case was settled by Bondex and its insurers for a nominal amount. Bondex continues to deny liability in all 338 asbestos-related lawsuits that remain pending and continues to vigorously defend them. Under a cost-sharing agreement among Bondex and its insurers effected in February, 1994, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments, if any, relating to asbestos-related litigation, and Bondex is responsible for a minor portion of each.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

       (a)       Exhibits
                 --------

                 Official Exhibit                             Sequential
                      Number             Description          Page Number
                 ----------------    -------------------      -----------
                            XI       Statement regarding      11
                                     computation of per
                                     share earnings


       (b)       Reports on Form 8-K
                 -------------------
                          No Reports on Form 8-K were filed during the quarter ended February 28, 1995.

                                   SIGNATURES
                                   ----------

                 Pursuant to the requirements of the Securities Exchange Act of

1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RPM INC.

                                           By JAMES A. KARMAN
                                              ---------------
                                             James A. Karman,
                                             President




                                           By FRANK C. SULLIVAN
                                              -----------------
                                             Frank C. Sullivan,
                                             Chief Financial Officer




Date: April 13, 1995