Form 10-K
period 1995-05-31
RPM INC/OH/
filed 1995-08-24
CIK 110621

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                  FORM 10-K

/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended May 31, 1995

                                      OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from __________ to ___________

                          Commission File No. 0-5132


                                  RPM, INC.
            (Exact Name of Registrant as Specified in its Charter)


             OHIO                                       34-6550857
-------------------------------               ------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification
Incorporation or Organization)                 No.)


P.O. BOX 777, 2628 PEARL ROAD, MEDINA, OHIO               44258
----------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

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
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the
filing requirements for the past 90 days.  Yes  x   No
                                               ----    ----
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

   As of August 15, 1995, 56,967,191 Common Shares were outstanding, and the aggregate market value of the Common Shares of the registrant held by non-affiliates (based upon the closing price of the Common Shares as reported on the NASDAQ National Market System on August 15, 1995) was approximately $1,102,561,080. For purposes of this information, the 1,839,137 outstanding Common Shares which were owned beneficially as of August 15, 1995 by executive officers and Directors of the registrant were deemed to be the Common Shares held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on October 12, 1995 are incorporated by reference into Part III of this Form 10-K.

   Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 1995.

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

   DRYVIT. As part of this acquisition program, on July 24, 1995, the Company entered into a Plan and Agreement of Merger (the "Merger Agreement") with Narragansett/DSI Acquisition Co., Inc., a Delaware corporation ("NDSI"), and NDSI's securityholders. Pursuant to the Merger Agreement the Company agreed to acquire NDSI through the merger (the "Merger") of the Company's wholly owned subsidiary, RPM of Delaware, Inc., a Delaware corporation, with and into NDSI, whereby NDSI would become a wholly owned subsidiary of the Company. The completion of the Merger is subject to customary conditions, including applicable governmental approvals, and the concurrent Securities and Exchange Commission registration for resale of the 3,200,000 Common Shares to be issued at the closing of the Merger.

   NDSI is a non-operating holding company with one direct wholly owned operating subsidiary, Dryvit Systems, Inc., a Rhode Island corporation ("Dryvit"). Dryvit manufactures, distributes and markets insulated, exterior wall materials which are used in both new and retrofit construction.

   NOTE OFFERING. On June 20, 1995 the Company sold $150 million aggregate principal amount of 7.0% Senior Notes Due 2005 (the "Notes") pursuant to a Purchase Agreement dated as of June 15, 1995 (the "Purchase Agreement"), by and among the Company, and Chase Securities, Inc. and Bear, Stearns & Co., Inc. (the "Initial Purchasers"). The Initial Purchasers resold the Notes in transactions not requiring registration under the Securities Act of 1933, as amended (the "Securities Act"). Pursuant to the terms of the Purchase Agreement the Company is obligated to undertake a registered exchange offer for the Notes under the Securities Act and to complete such offer in November 1995.

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

   The protective coating products manufactured by RPM are used primarily on property which already exists. RPM is not involved to any great degree in new construction and, therefore, is generally less affected by cyclical movements in the economy. RPM markets its products in approximately 100 countries and operates manufacturing facilities in 48 locations in the United States, Belgium, Canada, Luxembourg and The Netherlands.

INDUSTRIAL MARKETS AND PRODUCTS

   WATERPROOFING AND GENERAL MAINTENANCE. Waterproofing and general maintenance constitute RPM's original marketplace, having been served by Republic Powdered Metals, Inc. since the Company's founding. Operating companies and products include: REPUBLIC POWDERED METALS--heavy-duty protective coatings and single-ply roofing systems; RUST-OLEUM NETHERLANDS B.V.--coatings for industrial routine maintenance; MAMECO INTERNATIONAL--sealants, deck coatings and membranes; MARTIN MATHYS--water-based coatings for commercial and industrial maintenance; and STONHARD -- high-performance polymer floors, linings and wall systems.

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

CONSUMER MARKETS AND PRODUCTS

   CONSUMER HOBBY AND LEISURE. The hobby and leisure marketplace is served by TESTOR, America's largest producer and marketer of model paints and accessory items to the hobby and model market, CRAFT HOUSE, producer of Paint-by-Numbers sets, basic preschool activity sets, crafts and hobby products, and FLOQUIL/POLLY S COLOR, manufacturer of hobby, art and craft coatings. RPM's consumer hobby and leisure products are marketed through thousands of mass merchandise, toy and hobby stores throughout North America.

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

FOREIGN OPERATIONS

   The Company's foreign operations for the year ended May 31, 1995 accounted for approximately 11.6% of its total sales, although it also receives license fees and royalty income from numerous license agreements and joint ventures in foreign countries. The Company has manufacturing facilities in Canada,

Belgium, The Netherlands, and Luxembourg, and sales offices or public warehouse facilities in France, England, Iberia, Mexico, the Philippines, Singapore, and several other countries. Information concerning the Company's foreign operations is set forth in Note J (Industry Segment and Geographic Area Information) of Notes to Consolidated Financial Statements, which appear elsewhere in this Form 10-K Annual Report.

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

   Day-Glo Color Corp., a subsidiary of the Company, is the owner of over 50 trademark registrations of the mark and name "DAY-GLO" in numerous countries and the United States for a variety of fluorescent products. There are also many other foreign and domestic registrations for other trademarks of the Day-Glo Color Corp., for a total of over 100 registrations. These registrations are valid for a variety of terms ranging from one year to twenty years, which terms are renewable as long as the marks continue to be used. Renewal of these registrations is done on a regular basis.

   Rust-Oleum Corporation, a subsidiary of the Company, is the owner of over 50 United States trademark registrations for the mark and name "RUST-OLEUM" and other trademarks covering a variety of rust-preventative coatings sold by Rust-Oleum Corporation. There are also many foreign registrations for "RUST-OLEUM" and the other trademarks of Rust-Oleum Corporation, for a total of nearly 400 registrations. These registrations are valid for a variety of terms ranging from one year to twenty years, which terms are renewable for as long as the marks continue to be used. Renewal of these registrations is done on a regular basis.

   Carboline Company, a subsidiary of the Company, is the owner of a United States trademark registration for the mark "CARBOLINE". Carboline Company is also the owner of several other United States registrations for other trademarks. Renewal of these registrations is done on a regular basis.

   Product trade names include: ALOX, ALUMANATION, AVALON, B-I-N PRIMER-SEALER, BITUMASTIC, BONDO, BONDEX, BULLS EYE SHELLAC, CARBOLINE, COLOR DOUGH, CRAFT HOUSE, DAY-GLO, DYNALITE, DYNATRON, EASY FINISH, EPOXSTEEL, EZ WELD, FLOQUIL, GEOFLEX, LUBRASPIN, MAR-HYDE, MOHAWK, PARASEAL, PERMAROOF, PETTIT, PLASITE, RADGLO, RUST-OLEUM, SANITILE, STONCLAD, STONHARD, STONLUX, TALSOL, TESTORS, ULTRALITE, VULKEM, WOOLSEY, ZINSSER and Z-SPAR; and, in Europe, RUST-OLEUM and MARTIN MATHYS.

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

RESEARCH

   The Company's research and development work is performed in various
laboratory locations throughout the United States.   During fiscal years 1995,
1994 and 1993, the Company invested
approximately $12.3 million, $11.1 million and $10.0 million, respectively, on research and development activities. The customer sponsored portion of such expenditures was not significant.

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

ITEM 2.  PROPERTIES.

   The Company's corporate headquarters and a plant and offices for one subsidiary are located on an 80-acre site in Medina, Ohio, which is owned by the Company. The Company's operations occupy a total of approximately 4.9 million square feet, with the majority, approximately 4.1 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 4.9 million square feet occupied, 4.0 million square feet are owned and 900,000 square feet are occupied under operating leases. The Company's facilities of 100,000 square feet or larger, as of August 1, 1995, are set forth in the table below.

                                                          Approximate
                                                          Square Feet
                                    Type of                   of                     Leased or
  Location                         Facility               Floor Space                  Owned
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

Fairfield,                        Warehouse                  126,000                 Owned
  Ohio

Kalkaska,                         Manufacturing,             105,000                 Leased
  Michigan                        Warehouse                                          (January 1, 1997)
                                  and Office

Pleasant Prairie,                 Manufacturing              298,000                 Owned
  Wisconsin                       and Warehouse

Hagerstown,                       Manufacturing              143,000                 Owned
  Maryland

______________________________

         (1) Rental payments are being used to pay principal and interest on Industrial Revenue Bonds issued by Wachovia National Bank on behalf of Fulton County, Georgia Development Authority. At

June 1, 1995 the outstanding balance of such indebtedness was $1,650,000.


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


ITEM 3.  LEGAL PROCEEDINGS.

                 Bondex International, Inc., a wholly owned subsidiary of the Company ("Bondex"), was dismissed with prejudice from nine asbestos-related bodily injury lawsuits which had been filed in the Court of Common Pleas, Philadelphia County, PA. The dismissals resulted from the inability of plaintiffs to produce evidence of use of or exposure to any Bondex asbestos-containing product. With the addition of 83 newly-filed cases, there are currently pending against Bondex a total of 400 asbestos-related bodily injury cases filed on behalf of various individuals in various jurisdictions in the United States. All of these lawsuits name numerous other corporate defendants and all allege bodily injury as a result of the exposure to or use of asbestos-containing products. Bondex continues to deny liability in all of these cases and continues to vigorously defend them. Under a cost-sharing agreement among Bondex and its insurers effected in February 1994, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments, if any, with Bondex responsible for a minor portion of each.

                 As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994, and as updated in the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, Carboline Company, a wholly owned subsidiary of the Company ("Carboline"), has been named as one of 21 corporate defendants in RUFINO O. CAVAZOS, ET AL. V. CEILCOTE COMPANY, ET AL., District Court, 73rd Judicial District, Bexar County, Texas; Cause No. 89-CI-12651, filed in March 1990, and in similar suits subsequently filed on behalf of individuals (and, where applicable, their spouses and children) employed at the Comanche Peak Nuclear Plant and the South Texas Nuclear Plant. Several supplemental petitions have been filed in Bexar County for the purpose of adding other spouses and children of the worker plaintiffs, bringing the total number of Bexar County plaintiffs to 10,556. Another suit with virtually identical allegations was filed on December 29, 1993 in Rusk County, Texas. That suit, Cause No. 93-470; MARY GUNN, ET AL. V. SOUTHERN IMPERIAL COATINGS CORP., 4th District Court, Rusk County Texas, involved 201 worker plaintiffs and 128 spouses. All of the suits allege bodily injury as a result of exposure to defendants' products. The litigation is continuing in the discovery stage. With respect to the Bexar County cases, the court has indicated that two summary jury trials, involving 10 plaintiffs in each trial, will occur within the next several months (although no specific dates have been scheduled). Carboline has denied all liability and is conducting a vigorous defense. Several of Carboline's insurance carriers, and Carboline, are defending the lawsuit under a cost sharing agreement.

                 As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994, in September, 1991, Our Lady of the Lake Hospital, Inc. ("OLOL") filed suit captioned OUR LADY OF THE LAKE HOSPITAL, INC. V. CARBOLINE COMPANY, ET AL., Number 373,498, Division "J", Nineteenth Judicial District Court, Parish of East Baton Rouge, State of Louisiana, alleging damages to the structural steel of the hospital which it owns and operates in Baton Rouge, Louisiana. The petition alleged that the damages resulted from its use of a fireproofing product known as Pyrocrete manufactured and supplied by Carboline and the Pyrocrete is extremely corrosive when applied to structural steel, contains a latent defect, and is defective. Carboline has contested liability in the case vigorously, and on July 21, 1992, the trial court sustained an Exception of Prescription filed on Carboline's behalf and dismissed the suit with prejudice. OLOL appealed, and on December 29, 1993, the appellate court vacated the judgment dismissing the suit and remanded the matter to the trial court for the introduction of further evidence and further proceedings. On June 13, 1994, OLOL filed a Second Supplemental and Amending Petition which joined as party defendants Sun Company, Inc. ("Sun") and Carboline Company, a Missouri corporation which was merged into Sun pursuant to a statutory merger in 1980 ("Carboline Missouri"); claimed that the product was not fit for its intended purpose, claimed fraud, breach of contract, breach of warranty and product liability and sought punitive damages and attorneys fees. In July, 1995, OLOL filed a motion seeking leave of court to further amend its petition and allow it to make additional allegations of fraud, concealment, misrepresentation, failure to warn, and breach of contract; claimed damages from the presence of chlorides and amended its claim for punitive damages, attorneys fees, and interest. Pursuant to an agreement between Carboline and Sun, Carboline is providing a defense for Sun in this litigation. The Petition does not set forth the amount of damages being claimed; however, in one of the briefs filed in the appellate court, OLOL claimed it would cost in excess of $20 million to repair the damages. In addition, OLOL is preparing a substantial claim for alleged lost revenues and profits.

                 In August, 1992 OLOL filed suit against Sun captioned OUR LADY OF THE LAKE HOSPITAL, INC. V. SUN COMPANY, INC., Number 384,867, Division "I", Nineteenth Judicial District Court, Parish of East Baton Rouge, State of Louisiana, making allegations similar to the allegations in Number 373,498, described above, and seeking to recover alleged damages to the structural steel of the OLOL hospital. In addition, in the original petition filed in this suit, OLOL alleged that Carboline Missouri manufactured and supplied the Pyrocrete to OLOL and thereafter merged with Sun in January 1980, with Sun remaining as the surviving corporation responsible for the obligations of Carboline Missouri. On June 29, 1993 OLOL filed a First Supplemental and Amending Petition ("Amended Petition") which added Carboline as an additional defendant. The Amended Petition generally alleged that Carboline damaged OLOL through fraud and also breached a contractual obligation of service after the sale. The Amended Petition alleged that OLOL will incur expenses and costs in excess of $20 million to repair the damages. Carboline has filed an Exception of Lis Pendens on the basis that this suit arose out of the same transaction or occurrence as the suit described above. Pursuant to an agreement between Carboline and Sun, Carboline is providing a defense for Sun in this litigation. Sun has filed an Exception of Lis Pendens and a Failure to Assert All Causes of Action. In June 1994, the court transferred and consolidated this suit with the suit described above.

                 Carboline has denied the allegations of both lawsuits and is vigorously contesting them. Carboline's defense has been assumed by First Colonial Insurance Company ("First Colonial"), a wholly owned insurance subsidiary of the Company. First Colonial is in the process of negotiating a cost-sharing agreement with a group of Carboline's insurers to cover both defense and indemnity obligations relating to the OLOL lawsuits.

                 As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994, Carboline was, in May 1993, named by the U.S. Environmental Protection Agency ("EPA") together with 36 other entities as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA") in connection with the Powell Road Landfill Site, Huber Heights, Ohio (the "Site"). Carboline is alleged to be associated with the Site as a consequence of disposal of waste originating at its Xenia, Ohio plant. Carboline has joined with other PRPs (now totaling 45) in a "PRP Organization Agreement" for the purpose of conducting a common response to any claim for removal or response action asserted by the EPA or the State of Ohio or conducting a common defense to any such claim. Between 1987 and 1991, the owner of the site, Waste Management, Inc., conducted a remedial investigation ("RI") and feasibility study ("FS") and, in 1991, submitted the RI/FS to the EPA. The EPA approved the RI in March 1992 and approved the FS in March 1993. Based on the RI/FS, the EPA issued its Record of Decision in September 1993, in which it selected the remedy for the cleanup of the Site. The remedy is estimated to cost $20.5 million and take six years to implement. Four PRPs, including the owner of the Site (but not Carboline), have entered into an Administrative Order on Consent with the EPA to prepare the Remedial Design for the selected remedy. Several other PRPs, including Carboline, have offered to participate with the four settling PRPs outside of the terms of the Administrative Order on Consent by funding a share of the Remedial Design costs, which are estimated to be approximately $1.7 million. Carboline's share of the Remedial Design costs would be approximately 1.7% of the total, or $28,900. This cost-sharing agreement for the Remedial Design is without prejudice to future cost-allocation activities regarding the cleanup itself. Based upon Carboline's estimated allocated share of total waste volume at the Site (approximately 0.50 percent) the Company believes that ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

                 As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994, the Company has been notified by the EPA that it may have liability as a PRP under CERCLA in connection with the Springfield Township Dump Site, Davisburg, Michigan (the "Springfield Site"). The Company is alleged to be associated with the Springfield Site as well as the Rose Township Site, Rose Township, Michigan (the "Rose Township Site") as a consequence of the disposal of waste originating at Mac-O-Lac Paints, Inc., a former subsidiary of the Company whose assets were sold in February 1982. The EPA issued a Record of Decision ("ROD") setting forth the preferred remedial action for the Springfield Site which includes removal of volatile organic compound contaminants from soils and groundwater as well as removal of PCB contaminated soils. The Company and other PRPs have organized a steering committee (the "Steering Committee") which has engaged in negotiations with the EPA with respect to a proposed Interim Remedial Action Phase involving removal of volatile organic contaminants from soils and groundwater and reimbursement of the EPA for past response costs. The Steering Committee has strongly disputed the ROD's requirement for PCB removal and this issue is being reevaluated by the EPA. The Company and other PRPs have entered into a Consent Order to perform a portion of the remedial design work for a cleanup and to reimburse the EPA for a portion of costs the EPA incurred at the site. The Steering Committee has arranged for the performance of a groundwater cleanup response action. The remaining settlement issues are still under discussion with the EPA. The Company is pursuing the issue of coverage for this matter with its insurance carriers.

                 As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994, the Company and certain other entities named by the EPA as PRPs under CERCLA in connection with the Rose Township Site reached an agreement with the EPA on the terms of a Consent Decree which, on July 18, 1989, was entered by the Court in UNITED STATES OF AMERICA V. AKZO COATINGS OF AMERICA, INC. ET AL., U.S. District Court, Eastern District of Michigan, Southern Division; Civil Action No. 88-CV-73784-DT. Pursuant to the agreement, the PRPs established a $9 million fund to cover costs of remediation at the Rose Township Site. The Company's share of the fund, $300,000, has been paid. The PRPs are currently performing the remedial action as required under the Consent Decree. The settling defendants have submitted to the EPA a Feasibility Study Report recommending soil vapor extraction as a method of remediation to replace soil flushing or enhanced soil flushing. The EPA had previously concluded that neither soil flushing nor enhanced soil flushing would achieve target cleanup levels for certain materials within the time frames specified in the remedial action plan attached to the Consent Decree. The Rose Township PRP Agreement provides that, upon the occurrence of such an event, the participating PRPs shall meet to discuss the allocation of the costs of performing further work. No meetings to discuss any further allocation have been held or are scheduled. It is anticipated that soil vapor extraction, if approved as a remediation method, will not cost more than what soil flushing or enhanced soil flushing would have cost. The Feasibility Study, and any corrected deficiencies perceived by the EPA, must be approved by the EPA prior to selection of an alternate remedy by means of an amendment to the Record of Decision. The Company is pursuing the issue of coverage for this matter with its insurance carriers.

                 On December 3, 1992 the Company together with seven other Rose Township PRPs filed a Second Amended Complaint in AKZO COATINGS OF AMERICA, INC. ET AL. VS. AMERICAN RENOVATING, ET AL., U.S. District Court, Eastern District of Michigan, Southern Division; Case No. 92-CV- 74105-DT, against numerous other Rose Township PRPs not parties to the Consent Decree asserting a right of contribution from each equal to each defendant's equitable share of EPA past and future oversight costs at the Rose Township Site. The litigation was dismissed as to all parties in January 1995 based upon certain changes in the law and a reassessment of the strength of the case against the named defendants by Chrysler Corporation, which paid all legal costs for the action.

                 Based upon a July 14, 1995 decision of the United States Court of Appeals for the Sixth Circuit in UNITED SATES OF AMERICA VS. CORDOVA CHEMICAL COMPANY, ET AL., Case No. 92-2288, the Company believes it has no liability under CERCLA with respect to either the Springfield Township Site or the Rose Township Site. It is anticipated, however, that the decision will be appealed by the United States. In any event, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                 As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994, Mohawk Finishing Products, Inc. ("Mohawk") and Westfield Coatings Corporation ("Westfield"), both wholly owned subsidiaries of the Company, have been notified by the EPA of their status as PRPs under CERCLA with respect to environmental contamination at the Solvents Recovery of New England Site (the "SRS Site") located in Southington, Connecticut. Since June 1992, the EPA has named in excess of 1,700 entities as PRPs in connection with the SRS Site. The EPA recently issued a volumetric list in which Mohawk was assigned a reduced volumetric share of 0.11118% of the waste sent to the SRS Site and Westfield was assigned a reduced volumetric share of 0.89440%. The PRPs have not as yet agreed to any final allocation formula, whether based on volume or otherwise. The EPA recently completed an early DE MINIMIS settlement with almost 1,000 PRPs who had sent less than 10,000 gallons to the SRS Site. Neither Mohawk nor Westfield qualified for that settlement. To date, the EPA and the State of Connecticut have expended in excess of $5 million in connection with the SRS Site but the final remedial action has not been selected. Several hundred PRPs, including Mohawk and Westfield, have consented to an administrative order to perform a non-time critical removal action to contain contaminated water in the shallow aquifer at the SRS Site. The EPA is currently negotiating with the PRPs to perform both the Remedial Investigation and Feasibility Study for the SRS Site and a second non-time critical removal action to contain contamination in the deep bedrock aquifer.

                 In January 1994, the EPA notified Westfield of its status as one of approximately 300 PRPs at the Old Southington Landfill Superfund Site (the "Landfill Site") on the basis that process wastes from the SRS Site were sent to the Landfill Site prior to October 1967. The EPA has not issued a volumetric list for the Landfill Site, although it has issued a volumetric list of PRPs who sent materials to the SRS Site prior to October 1967. Westfield's share on that list is .90247%. In September 1994, the EPA issued a Record of Decision which selected a source control remedy that consists of installation of a cap on the Landfill Site together with a gas collection system. The estimated cost of the source control remedy is $16.1 million. The EPA has deferred to a second operable unit the issue of whether to actively remediate groundwater at the Landfill Site. The EPA and the PRPs are currently engaged in mediation in an attempt to reach a settlement with respect to response costs.

                 The Company believes that the ultimate resolution of the SRS Site and the Landfill Site matters will not have a material adverse effect on the Company's financial position or results of operations.

                 As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994, the Testor

Corporation, a wholly owned subsidiary of the Company ("Testor"), which had been identified by the EPA as a PRP under CERCLA in 1985 in connection with the Acme Solvent Site in Rockford, Illinois (the "Acme Site"), participated with other Acme Site PRPs in a voluntary remedial action pursuant to a Sharing Agreement entered into in 1986. That remedial action, Phase I of which is completed, involved removal and disposal of contaminated source materials from the Acme Site and a Supplemental Technical Investigation conducted by consultants to determine actions required for permanent remediation of soils and groundwater at the Acme Site in Phase II. Testor's share of Phase I remedial action costs totaled approximately $965,000. In September 1991, Testor entered into a Consent Decree with the EPA and a Sharing Agreement with 30 other Acme Site PRPs with respect to Phase II remedial action at the Acme Site, which also provided for reimbursement of the EPA for a portion of its past response costs, of which Testor's share of $60,000 was paid to the EPA in December 1991. Testor made a payment toward Phase II remediation costs on February 16, 1994 in the sum of $206,015. A new levy has been authorized by the Executive Committee of the PRP group which will be payable in approximately August 1995. Although the portion to be paid by Testor has not been finalized, as there may be a change in Testor's percentage to account for new members in the Settlors' Coalition, it is believed that Testor's share will be approximately $34,500.

                 The most recent future cost estimates provided by the environmental contractor working on behalf of the PRPs have established a range of $17.8 million to $26.5 million for future costs at the Acme Site, including a 30% contingency over the actual current cost estimates. These amounts would be payable through the year 2026, although the costs to be incurred through 1997 for capital expenditures account for nearly half of the projected costs. Testor's share will be 4.5%, subject to change if new members are added to the Settlor's Coalition or present members withdraw.

                 Testor filed a declaratory judgment action against its primary and excess insurers which had issued comprehensive general liability (CGL policies) over an interval from 1962 through 1986, seeking determination of the carriers' duty to defend and indemnify Testor in connection with the Acme Site. That action, THE TESTOR CORPORATION V. CONTINENTAL CASUALTY COMPANY, ET AL., is pending in the Circuit Court of the 17th Judicial Circuit, Winnebago County, Illinois, bearing docket number 87 MR 69. Recently Testor and the insurers reached an agreement in principle to settle the litigation. Subject to execution of releases and related settlement documents, the insurers have agreed to pay Testor $2.2 million to compensate Testor for past response costs incurred and for Testor' 4.5% share of Phase II costs to be incurred through the year 2026. Upon finalization of the settlement agreement, anticipated to occur in September 1995, the declaratory judgment action will be dismissed.

                 As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended Mary 31, 1994, the EPA, in November 1979, commenced an action captioned UNITED STATES OF AMERICA V. MIDWEST SOLVENT RECOVERY, INC., ET AL., United States District Court for the Northern District of Indiana, Eastern Division; Civil No. H-79-556, pertaining to pollution allegedly occurring at and around real property located at 7400 West Fifteenth Street, Gary, Indiana ("MIDCO I") and 5900 Industrial Highway, Gary, Indiana ("MIDCO II") (collectively, the MIDCO Sites"). The Complaint was subsequently amended in January 1984 to join Rust-Oleum Corporation, a wholly owned subsidiary of the Company ("Rust-Oleum"), and other entities as additional defendants. Rust-Oleum, one of approximately 130 identified PRPs, is alleged to be associated with the MIDCO Site as a consequence of disposal of waste originating at its former Evanston, Illinois plant in the mid-1970's. The Court approved a Consent Decree in June 1992 under which Rust-Oleum entered into a Settlement Agreement with the other settling PRPs for the voluntary cleanup of the MIDCO Sites consistent with the EPA Record of Decision. All surface hazardous wastes have been removed from the MIDCO Sites and cleanup is now in the groundwater remediation stage. Remediation should be complete by the year 2002, with monitoring continuing for an undetermined period. Total remediation and monitoring costs are currently estimated to be $33 million. Included in the Consent Decree is an Agreement between the Settling PRPs, including Rust-Oleum, and Third Parties who had been sued for contribution by the generator PRPs, providing for payment by the Third Parties of their fair share of the MIDCO Sites remedial and response costs. Third party funds have been placed into the MIDCO Trust Fund, which has been created to fund the MIDCO Sites remedial actions. Rust-Oleum, as a settling PRP, has provided financial assurance for its share of the cleanup costs in the form of a Letter of Credit.

                 In March 1988 the EPA named Rust-Oleum and 240 other entities as PRPs under CERCLA in connection with the Ninth Avenue Site at 7537 Ninth Avenue, Gary, Indiana (the "Ninth Avenue Site"). Rust-Oleum is alleged to be associated with the Ninth Avenue Site as a consequence of disposal of waste originating at its former Evanston, Illinois plant in the 1970's. Rust-Oleum has cooperated with over 20 other PRPs in a voluntary cleanup under Phase I and Phase II Participation Agreements and Implementation Trust Agreements. Total Ninth Avenue Site remediation and monitoring costs are estimated to be approximately $36 million, including past costs and the Final Site Remedy, which includes groundwater remediation planned for completion by 1997 and ongoing monitoring for an undetermined period. The EPA issued an Amended Record of Decision on September 13, 1994 regarding the Final Site Remedy and an Amended Unilateral Administrative Order to Rust-Oleum and the other participating PRPs on December 27, 1994 to undertake the Final Site Remedy. Rust-Oleum and eighteen other PRPs have entered into a Final Participation Agreement for Final Remedial Action at the Ninth Avenue Site. Rust-Oleum's allocation of cost is currently 6.048%, with approximately $500,000 remaining to be paid, subject, however, to reduction to the extent settlements are made with non-participating PRPs and funds are made available from a Trust Fund established by the EPA for DE MINIMIS settlors. Rust-Oleum has provided financial assurance for its share of the Final Site Remedy in the form of a Letter of Credit.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT*

                 The name, age and positions of each executive officer of the Company as of August 15, 1995 are as follows:

                                                     Position and
                                                     Offices with
          Name                 Age                   the Company
          ----                 ---                   ------------
Thomas C. Sullivan             58          Chairman of the Board and Chief Executive Officer

James A. Karman                58          President and Chief Operating Officer

John H. Morris, Jr.            53          Executive Vice President

Richard E. Klar                62          Vice President and Treasurer

Paul A. Granzier               68          Vice President, General Counsel and Secretary

Glenn R. Hasman                41          Vice President - Administration

Frank C. Sullivan              34          Vice President and Chief Financial Officer

Charles R. Brush               59          Vice President - Environmental Affairs

Keith R. Smiley                33          Controller

_______________________

         * Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                 Thomas C. Sullivan has been Chairman of the Board and Chief Executive Officer of the Company since October 1971. From June 1971 through September 1978, Mr. Sullivan served as President and, prior thereto, as Executive Vice President of the Company. Mr. Sullivan's employment with the Company commenced in 1961, and he has been a Director since 1963. Mr. Sullivan is employed as Chairman and Chief Executive Officer under an employment agreement for a five-year period ending June 1, 2000. Mr. Sullivan is the father of Frank C. Sullivan, Vice President and Chief Financial Officer of the Company.

                 James A. Karman has been President and Chief Operating Officer since September 1978. From October 1982 to October 1993 Mr. Karman also was the Chief Financial Officer of the Company. From October 1973 through September 1978 Mr. Karman served as Executive Vice President, Secretary and Treasurer, and, prior thereto, as Vice President-Finance and Treasurer of the Company.
Mr. Karman's employment with the Company commenced in 1963, and he has been a Director since 1963. Mr. Karman is employed as President and Chief Operating Officer under an employment agreement for a five-year period ending June 1, 2000.

                 John H. Morris, Jr. has been Executive Vice President since January 1981. Prior to that time, he was Corporate Vice President of the Company, having been elected to that position in September 1977. Mr. Morris was elected a Director of the Company in 1981. Mr. Morris is employed as Executive Vice President under an employment agreement for a period ending July 31, 1996.

                 Richard E. Klar was elected Vice President in October 1981 and has been Treasurer since July 1980. He served as Chief Accounting Officer from July 1980 to October 1990. Mr. Klar was Treasurer of Mameco International, Inc., a wholly owned subsidiary which was acquired by the Company in February 1979, from 1979 to 1980 and was Mameco's Controller prior thereto. Mr. Klar is employed as Vice President and Treasurer under an employment agreement for a period ending July 31, 1996.

                 Paul A. Granzier has served as Secretary since July 1988, and as Vice President and General Counsel since October 1987. Prior thereto, he served as General Counsel since he joined the Company in May 1985. Mr. Granzier was engaged in the private practice of law from 1981 until he joined the Company. Prior thereto, he served as Assistant Corporate Counsel and Assistant Secretary of Midland-Ross Corporation. Mr. Granzier is employed as Vice President, General Counsel and Secretary under an employment agreement for a period ending July 31, 1996.

                 Glenn R. Hasman has served as Vice President-Administration since October 1993. From July 1990 to October 1993 Mr. Hasman served as Controller. From September 1982 through July 1990, Mr. Hasman served in a variety of management capacities, most recently Vice President-Operations and Finance, Chief Financial Officer and Treasurer, of Proko Industries, Inc., a former wholly owned subsidiary of the Company. From 1979 to 1982, Mr. Hasman served as RPM's Director of Internal Audit and from 1976 to 1979 he was associated with Ciulla Stephens & Co., independent accountants. Mr. Hasman is employed as Vice President-Administration under an employment agreement for a period ending July 31, 1996.

                 Frank C. Sullivan has served as the Chief Financial Officer of the Company since October 1993 and has been a Vice President since October 1991. Prior thereto, he served as Director of Corporate Finance of the Company from February 1989 to October 1991. Mr. Sullivan served as Regional Sales Manager, from February 1988 to February 1989, and as a Technical Service Representative, from February 1987 to February 1988, of AGR Company, an Ohio General Partnership owned by the Company. Prior thereto, Mr. Sullivan was employed by First Union National Bank from 1985 to 1986 and Harris Bank from 1983 to 1985. Mr. Sullivan is employed as Vice President and Chief Financial Officer under an employment agreement for a period ending July 31, 1996. Mr. Sullivan is the son of Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer of the Company.

                 Charles R. Brush has served as Vice President-Environmental Affairs of the Company since October 1993. From June 1991 to October 1993 he served as the Company's Director of Environmental & Regulatory Affairs. Prior thereto, from 1988 to June 1991, he served as Vice President-Environmental & Risk Management of Kop-Coat, Inc., a wholly owned subsidiary of the Company.

                 Keith R. Smiley has served as Controller of the Company since October 1993. From January 1992 until the present, Mr. Smiley also has served as the Company's Internal Auditor. Prior thereto, he was associated with Ciulla Stephens & Co.


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

                                   Range of Sales Prices
                                   ---------------------

                                                                                            Dividend Paid
Fiscal 1995                          High                        Low                          Per Share
-----------                          ----                        ---                        -------------
1st Quarter                        $18-1/4                     $16-1/4                          $ 0.13
2nd Quarter                         19-5/8                      17-1/2                            0.14
3rd Quarter                         19-1/4                      17-3/8                            0.14
4th Quarter                         20-7/8                      18-1/8                            0.14


                                                                                            Dividend Paid
Fiscal 1994                          High                        Low                          Per Share
-----------                          ----                        ---                        -------------
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

                 The number of holders of record of RPM Common Shares as of August 15, 1995 was approximately 31,027.


ITEM 6.  SELECTED FINANCIAL DATA.(1)

                 The following table sets forth selected consolidated financial data of the Company for each of the five years during the period ended May 31, 1995 including the fiscal 1994 acquisitions of Dynatron/Bondo Corporation and Stonhard, Inc., which were accounted for on a pooling-of-interests basis. The data was derived from the annual Consolidated Financial Statements of the Company which have been audited by Ciulla Stephens & Co., independent accountants.

                                                FISCAL YEARS ENDED MAY 31,(1)

                                      1995            1994           1993           1992           1991
                                      ----            ----           ----           ----           ----
 (AMOUNTS IN THOUSANDS
 EXCEPT PER SHARE DATA)

 Net sales                           $1,016,954       $815,598       $768,372       $680,091        $619,613

 Income before income taxes             106,857         88,094         66,136         61,101          54,615

 Net income                              61,099         52,640         39,498         38,481          37,435

 Return on sales %                          6.0            6.5            5.1            5.7             6.0

 Primary earnings per share                1.07           0.93           0.74           0.73            0.72

 Fully diluted earnings per
 share                                     1.01           0.89           0.72           0.72            0.71

 Shareholders' equity                   347,591        314,476        243,899        233,360         215,471

 Shareholders' equity per
 share                                     6.07           5.54           4.58           4.42            4.13

 Return on shareholders'
 equity %                                  18.5           18.9           16.6           17.1            19.4

 Average shares outstanding              57,243         56,717         53,267         52,790          52,219

 Cash dividends paid                     31,259         27,949         22,370         20,685          18,309

 Cash dividends per share
                                           0.55           0.51           0.47           0.44            0.40

 Retained earnings                      199,206        169,366        146,852        129,846         116,065

 Working capital                        270,226        230,512        191,872        205,419         142,581

 Total assets                           959,140        660,838        648,524        623,346         457,779

 Long-term debt                         406,375        233,039        258,712        273,871         130,800

 Depreciation and
 amortization                            36,946         25,905         22,283         20,436          15,589

_______________

(1) For information concerning business acquisitions, see Note A(2) of Notes to Consolidated Financial Statements, which appear elsewhere in this Form 10-K Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 The information required by this item is included under
Exhibit 99.3 to this Form 10-K Annual Report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 Information required by this item as to the Directors of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on October 12, 1995 (the "1995 Proxy Statement") is incorporated herein by reference. Information required by this item as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

                 The information required by this item is incorporated herein by reference to "Executive Compensation" in the 1995 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The information required by this item is incorporated herein    by
reference to "Share Ownership of Principal Holders and Management" in the 1995 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 The information required by this item is incorporated herein by reference to "Election of Directors" in the 1995 Proxy Statement.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.

(a) The following financial statements and schedules, and supplementary quarterly information are filed as part of this Report on Exhibit 99.4 as indicated:

         1.      Financial Statements.
                 --------------------

         Financial Statements
         --------------------
         Independent Auditors' Report

         Consolidated Balance Sheets - May 31, 1995
         and 1994

         Consolidated Statements of Income - years ended May 31, 1995, 1994 and 1993

         Consolidated Statements of Shareholders'
         Equity - years ended May 31, 1995, 1994
         and 1993

         Consolidated Statements of Cash Flows -
         years ended May 31, 1995, 1994 and 1993

         Notes to Consolidated Financial
         Statements

         Quarterly Information

         2.      Financial Statement Schedules.
                 -----------------------------
         Schedule
         --------
         Independent Auditors' Report

         Schedule II - Valuation and Qualifying
         Accounts and Reserves

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

(b)      Reports on Form 8-K.
         --------------------

                 There were no Current Reports on Form 8-K filed during the fourth fiscal quarter ended May 31, 1995.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              RPM, INC.

Date:  August 24, 1995                    By:    /s/ Thomas C. Sullivan
                                              ------------------------------
                                              Thomas C. Sullivan
                                              Chairman of the Board and
                                              Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title
-------------------
                                               Chairman of the Board of
/s/ Thomas C. Sullivan                         Directors and Chief Execu-
-----------------------                        tive Officer (Principal
Thomas C. Sullivan                             Executive Officer)


/s/ James A. Karman                            President and Chief Operating
-----------------------                        Officer and a Director
James A. Karman


/s/ Frank C. Sullivan                          Vice President and Chief
-----------------------                        Financial Officer (Principal
Frank C. Sullivan                              Financial Officer)


/s/ Glenn R. Hasman                            Vice President-Administration
-----------------------                        (Principal Accounting Officer)
Glenn R. Hasman


/s/ Max D. Amstutz                             Director
-----------------------
Max D. Amstutz


/s/ Edward B. Brandon                          Director
-----------------------
Edward B. Brandon


/s/ Lorrie Gustin                              Director
-----------------------
Lorrie Gustin


/s/ Roy H. Holdt                               Director
-----------------------
Roy H. Holdt

/s/ E. Bradley Jones                           Director
-----------------------
E. Bradley Jones

/s/ Donald K. Miller                           Director
-----------------------
Donald K. Miller

/s/ John H. Morris, Jr.                        Executive Vice President
-----------------------                        and a Director
John H. Morris, Jr.

/s/ Kevin O'Donnell                            Director
-----------------------
Kevin O'Donnell

/s/ William A. Papenbrock                      Director
-------------------------
William A. Papenbrock

/s/ Stephen Stranahan                          Director
-----------------------
Stephen Stranahan

Date:  August 24, 1995

                                   RPM, INC.

                                 EXHIBIT INDEX



Exhibit No.                                      Description
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

         4.4              Specimen Note Certificate for 7.0% Senior
                          Exchange Notes Due 2005 . . . . . . . . . . . . . . . . . . . . . . . . .       (G)

         4.5              Specimen Note Certificate for 7.0% Senior
                          Notes Due 2005  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (G)

         4.6              Credit Facility, dated as of June 23, 1994,
                          by and among RPM, Inc., National City Bank
                          and The First National Bank of Chicago, as
                          Co-Agents, and The Chase Manhattan Bank
                          (National Association), as Administrative
                          Agent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (H)

         4.7              Indenture, dated as of June 1, 1995,
                          between RPM, Inc. and The First National
                          Bank of Chicago, as trustee, with respect
                          to the 7.0% Senior Notes Due 2005 . . . . . . . . . . . . . . . . . . . .       (G)

         4.8              Indenture, dated as of September 15, 1992,
                          between RPM, Inc. and The First National
                          Bank of Chicago, as trustee, with respect
                          to the LYONs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (C)

         *10.1            Employment Agreement, dated as of July 22,
                          1981, by and between RPM, Inc. and Thomas C.
                          Sullivan, Chairman of the Board and Chief
                          Executive Officer . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (I)

         *10.1.1          Form of Amendment to Employment Agreement,
                          dated as of July 18, 1995, by and between
                          RPM, Inc. and Thomas C. Sullivan, Chairman
                          of the Board and Chief Executive Officer  . . . . . . . . . . . . . . . .

         *10.2            Employment Agreement, dated as of July 22,
                          1981, by and between RPM, Inc. and James A.
                          Karman, President and Chief Operating
                          Officer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (I)

         *10.2.1          Form of Amendment to Employment Agreement,
                          dated as of July 18, 1995, by and between
                          RPM, Inc. and James A. Karman, President
                          and Chief Operating Officer . . . . . . . . . . . . . . . . . . . . . . .

         *10.3            Employment Agreement, dated as of July 15,
                          1992, by and between RPM, Inc. and Frank C.
                          Sullivan, Vice President and Chief
                          Financial Officer . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (J)

         *10.4            Form of Employment Agreement entered into
                          by and between RPM, Inc. and each of John H.
                          Morris, Jr., Executive Vice President,
                          Richard E. Klar, Vice President and
                          Treasurer, Paul A. Granzier, Vice President,
                          General Counsel and Secretary, and Glenn R.
                          Hasman, Vice President - Administration . . . . . . . . . . . . . . . . .       (K)

         *10.4.1          Form of Amendments to Employment Agreements,
                          dated as of July 18, 1995, by and between
                          RPM, Inc. and each of John H. Morris, Jr.,
                          Executive Vice President, Richard E. Klar,
                          Vice President and Treasurer, Paul A.
                          Granzier, Vice President, General Counsel
                          and Secretary, Glenn R. Hasman, Vice President-
                          Administration, and Frank C. Sullivan, Vice
                          President and Chief Financial Officer . . . . . . . . . . . . . . . . . .

         *10.5            RPM, Inc. 1979 Stock Option Plan and form
                          of Stock Option Agreements used in connection
                          therewith . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (A) (B) (L)

         *10.6            RPM, Inc. 1989 Stock Option Plan and form of
                          Stock Option Agreements to be used in
                          connection therewith  . . . . . . . . . . . . . . . . . . . . . . . . . .   (E) (M)

         *10.7            RPM, Inc. Retirement Savings Trust and
                          Plan  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (K)

         *10.8            RPM, Inc. Benefit Restoration Plan  . . . . . . . . . . . . . . . . . . .       (M)

         *10.9            RPM, Inc. Board of Directors' Deferred
                          Compensation Agreement, as amended and
                          restated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (N)

         *10.10           RPM, Inc. Deferred Compensation Plan
                          for Key Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (N)

         11.1             Computation of Net Income per Common Share  . . . . . . . . . . . . . . .

         21.1             Subsidiaries of the Company . . . . . . . . . . . . . . . . . . . . . . .

         23.1             Consent of Independent Certified Public
                          Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

         27.1             Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . .

         *99.1            Executive Risk Policy . . . . . . . . . . . . . . . . . . . . . . . . . .       (K)

         *99.2            Form of Indemnification Agreement entered
                          into by and between the Company and each of
                          its Directors and Executive Officers  . . . . . . . . . . . . . . . . . .       (M)

         99.3             Management's Discussion and Analysis of
                          Results of Operation and Financial
                          Condition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

         99.4             Financial Statements and Schedules of RPM,
                          Inc. listed under Items 14(a)(1) and
                          14(a)(2)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

_______________________________________

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

         (E) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-3 (Reg. No. 33- 39849).





         (F) Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

         (G) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-4 (Reg. No. 33-61541).

         (H) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated as of June 28, 1994.

         (I) Incorporated herein by reference to the appropriate exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1981.

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

         (M) Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

         (N) Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.