Form 10-Q
period 1995-08-31
RPM INC/OH/
filed 1995-10-12
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1995 OR
            ----------------------------------------------

_____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO_________.

COMMISSION FILE NO. 0-5132
                    ------
                                   RPM, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              OHIO                                                    34-6550857
---------------------------------              ---------------------------------
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

P.O. BOX 777; 2628 PEARL ROAD; MEDINA, OHIO                                44258
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE                 (216) 273-5090
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

AS OF SEPTEMBER 30, 1995,  60,233,611 RPM, INC. COMMON SHARES WERE OUTSTANDING.

                    EXHIBIT INDEX ON PAGE 10 OF 12 PAGES.

                          RPM, INC. AND SUBSIDIARIES
                          --------------------------

                                     INDEX
                                     -----
         PART I.  FINANCIAL INFORMATION                                 PAGE NO.
         ------------------------------                                 -------
         CONSOLIDATED BALANCE SHEETS
           AUGUST 31, 1995 AND MAY 31, 1995                                   3

         CONSOLIDATED STATEMENTS OF INCOME
           THREE MONTHS ENDED AUGUST 31, 1995 AND 1994                        4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED AUGUST 31, 1995 AND 1994                        5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           6

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION                              8

         PART II.  OTHER INFORMATION                                         10
         ---------------------------

         EXHIBIT XI - CONSOLIDATED STATEMENTS OF COMPUTATIONS
           OF EARNINGS PER COMMON SHARE AND COMMON SHARE
           EQUIVALENTS                                                       12

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (UNAUDITED)
                    (In thousands, except per share amounts)

                                                ASSETS
                                                ------
                                                                     August 31, 1995        May 31, 1995
                                                                     ---------------     ---------------
Current Assets
  Cash                                                                       $26,395             $19,870
  Marketable securities, at cost                                              12,259               8,132
  Trade accounts receivable (less allowance for doubt-
    ful accounts $9,785 and $9,616)                                          208,775             207,509
  Inventories                                                                168,774             169,154
  Prepaid expenses                                                            19,140              16,637
                                                                     ---------------     ---------------
    Total current assets                                                     435,343             421,302
                                                                     ---------------     ---------------

Property, Plant and Equipment, At Cost                                       366,905             360,706
  Less: accumulated depreciation and amortization                            160,796             156,657
                                                                     ---------------     ---------------
    Property, plant and equipment, net                                       206,109             204,049
                                                                     ---------------     ---------------

Other Assets
  Costs of businesses over net assets acquired                               220,409             211,781
  Intangible assets                                                           91,345              85,375
  Equity in unconsolidated affiliates                                         15,593              14,857
  Other                                                                       23,684              21,776
                                                                     ---------------     ---------------
    Total other assets                                                       351,031             333,789
                                                                     ---------------     ---------------

Total Assets                                                                $992,483            $959,140
                                                                     ===============     ===============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                 ------------------------------------
Current Liabilities
  Current portion of long term debt                                           $1,318                $643
  Accounts payable                                                            64,985              70,207
  Accrued compensation and benefits                                           28,343              29,932
  Accrued warranty and loss reserves                                          23,512              23,897
  Other accrued liabilities                                                   18,915              20,309
  Income taxes payable                                                        15,793               6,088
                                                                     ---------------     ---------------
    Total current liabilities                                                152,866             151,076
                                                                     ---------------     ---------------

Long-term Liabilities
  Long-term debt, less current maturities                                    423,585             406,375
  Other long-term liabilities                                                 14,672              14,405
  Deferred income taxes                                                       43,013              39,693
                                                                     ---------------     ---------------
    Total long-term liabilities                                              481,270             460,473
                                                                     ===============     ===============

Shareholders' Equity
  Common shares, stated value $.023 per share;
    authorized 100,000,000 shares;
    issued and outstanding 56,976,000
    and 56,957,000 shares, respectively                                        1,296               1,296
  Paid-in capital                                                            146,690             146,509
  Retained earnings                                                          210,985             199,206
  Cumulative translation adjustment                                             (624)                580
                                                                     ---------------     ---------------
    Total shareholders' equity                                               358,347             347,591
                                                                     ---------------     ---------------

Total Liabilities And Shareholders' Equity                                  $992,483            $959,140
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

                          RPM, INC. AND SUBSIDIARIES
                          --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (UNAUDITED)

                    (In thousands, except per share amounts)


                                                                                       Three Months Ended  August 31,
                                                                                       ------------------------------
                                                                                           1995               1994
                                                                                       -----------         -----------
Net Sales                                                                                 $279,146            $253,497

Cost of Sales                                                                              160,787             146,524
                                                                                       -----------         -----------

Gross Profit                                                                               118,359             106,973

Selling, General and Administrative Expenses                                                77,953              70,163

Interest Expense, Net                                                                        6,110               4,826
                                                                                       -----------         -----------

Income Before Income Taxes                                                                  34,296              31,984

Provision for Income Taxes                                                                  14,679              13,593
                                                                                       -----------         -----------

Net Income                                                                                 $19,617             $18,391
                                                                                       ===========         ===========

Earnings per common share and common share
  equivalent (Exhibit XI)                                                                    $0.34               $0.32
                                                                                       ===========         ===========
Earnings per common share assuming full
  dilution (Exhibit XI)                                                                      $0.32               $0.30
                                                                                       ===========         ===========

Dividends per common share                                                                   $0.14               $0.13
                                                                                       ===========         ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          RPM, INC. AND SUBSIDIARIES
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                    (In thousands, except per share amounts)



                                                                                    Three Months Ended August 31,
                                                                                    ------------------------------
                                                                                         1995           1994
                                                                                      ---------      ----------
Cash Flows From Operating Activities:
  Net Income                                                                            $19,617         $18,391
  Depreciation and amortization                                                           9,691           8,384
  Items not affecting cash and other                                                     (3,805)         (9,496)
  Changes in operating working capital                                                   (4,938)         16,402
                                                                                      ---------      ----------
                                                                                         20,565          33,681
                                                                                      ---------      ----------
Cash Flows From Investing Activities:
  Additions to property and equipment                                                    (4,678)         (6,193)
  Acquisition of new businesses, net of cash                                            (19,590)       (173,061)
                                                                                      ---------      ----------
                                                                                        (24,268)       (179,254)
                                                                                      ---------      ----------


Cash Flows From Financing Activities:
  Proceeds from stock option exercises                                                      181              86
  Increase (decrease) in debt                                                            17,885         181,991
  Dividends                                                                              (7,838)         (7,380)
                                                                                      ---------      ----------

                                                                                         10,228         174,697
                                                                                      ---------      ----------


Net Increase (Decrease) in Cash                                                           6,525          29,124


Cash at Beginning of Period                                                              19,870          18,370
                                                                                      ---------      ----------


Cash at End of Period                                                                   $26,395         $47,494
                                                                                      =========      ==========





Supplemental Schedule of Non-Cash Investing and Financing Activities:
--------------------------------------------------------------------
Interest Accreted on LYONs                                                               $2,120          $2,013


    The accompanying notes to consolidated financial statements are an integral part of these statements.

                          RPM, INC. AND SUBSIDIARIES
                          --------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                               AUGUST 31, 1995
                               ---------------
                                 (UNAUDITED)
                     (in thousands, except share amounts)



NOTE A - BASIS OF PRESENTATION
------------------------------
         THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q AND DO NOT INCLUDE ALL OF THE INFORMATION AND NOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL, RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED FOR THE THREE MONTHS ENDED AUGUST 31, 1995 AND AUGUST 31, 1994. FOR FURTHER INFORMATION, REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 1995.

NOTE B - INVENTORIES
--------------------

         INVENTORIES WERE COMPOSED OF THE FOLLOWING MAJOR CLASSES:

                                                                       AUGUST 31, 1995(1)              MAY 31, 1995
                                                                       ---------------                 ------------
         RAW MATERIAL AND SUPPLIES                                       $ 59,663                       $ 59,797
         FINISHED GOODS                                                   109,111                        109,357
                                                                          --------                      --------
                                                                         $168,774                       $169,154
                                                                         ========                       ========

         (1)  ESTIMATED, BASED ON COMPONENTS AT MAY 31, 1995


NOTE C - ACQUISITIONS
---------------------
         IN JUNE 1994, THE COMPANY ACQUIRED ALL THE OUTSTANDING SHARES OF RUST-OLEUM CORPORATION IN A TRANSACTION ACCOUNTED FOR BY THE PURCHASE METHOD OF ACCOUNTING. IN AUGUST 1995, THE COMPANY ACQUIRED ALL THE OUTSTANDING SHARES OF STAR FINISHING PRODUCTS, INC. IN A TRANSACTION ACCOUNTED FOR BY THE PURCHASE METHOD OF ACCOUNTING. THE FOLLOWING DATA SUMMARIZES, ON AN UNAUDITED PRO-FORMA BASIS, THE COMBINED RESULTS OF OPERATIONS OF THE COMPANIES FOR THE THREE MONTHS ENDED AUGUST 31, 1995 AND AUGUST 31, 1994. THE PRO-FORMA AMOUNTS GIVE EFFECT TO APPROPRIATE ADJUSTMENTS RESULTING FROM THE COMBINATION, BUT ARE NOT NECESSARILY INDICATIVE OF FUTURE RESULTS OF OPERATIONS OR OF WHAT RESULTS WOULD HAVE BEEN FOR THE COMBINED COMPANIES.

                                                                                           THREE MONTHS ENDED
                                                                                         ----------------------
                                                                                     AUGUST 31,            AUGUST 31,
                                                                                        1995                 1994
                                                                                      --------             -------
         NET SALES                                                                    $281,729             $273,056
                                                                                      ========             ========
         NET INCOME                                                                   $ 19,422             $ 19,511
                                                                                      ========             ========
         EARNINGS PER COMMON SHARE AND COMMON
           SHARE EQUIVALENT                                                               $.34                 $.34
                                                                                          ====                 ====
         EARNINGS PER COMMON SHARE ASSUMING
           FULL DILUTION                                                                  $.32                 $.32
                                                                                          ====                 ====

                          RPM, INC. AND SUBSIDIARIES
                          --------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                               AUGUST 31, 1995
                               ---------------
                                 (UNAUDITED)
                     (in thousands, except share amounts)



NOTE D - SUBSEQUENT EVENTS
--------------------------

         ON SEPTEMBER 21, 1995, THE COMPANY ACQUIRED DRYVIT SYSTEMS, INC., (THROUGH THE PURCHASE OF ALL THE OUTSTANDING SHARES OF DRYVIT'S NON-OPERATING PARENT NARRAGANSETT/DSI ACQUISITION CO., INC.) FOR APPROXIMATELY $32,500,000 IN CASH AND 3,200,000 OF THE COMPANY'S SHARES.

         DRYVIT MANUFACTURES AND MARKETS INSULATED EXTERIOR WALL MATERIALS, WHICH ARE USED IN BOTH NEW AND RETROFIT CONSTRUCTION.

         THIS ACQUISITION WILL BE ACCOUNTED FOR BY THE PURCHASE METHOD OF ACCOUNTING AND THE DIFFERENCE OF APPROXIMATELY $32,000,000 BETWEEN THE FAIR VALUE OF NET ASSETS ACQUIRED AND THE PURCHASE CONSIDERATION WILL BE ALLOCATED TO GOODWILL. THE COMPANY'S FINANCIAL STATEMENTS WILL REFLECT THE ASSETS, LIABILITIES AND OPERATING RESULTS OF DRYVIT FROM THE DATE OF ACQUISITION FORWARD.

         PRO-FORMA AMOUNTS AS IF DRYVIT HAD BEEN ACQUIRED ON JUNE 1, 1995, ARE AS FOLLOWS:

                                                                                        THREE MONTHS
                                                                                           ENDED
                                                                                      AUGUST 31, 1995
                                                                                      ---------------
         NET SALES                                                                          $300,697
                                                                                            ========

         NET INCOME                                                                         $ 21,287
                                                                                            ========

         EARNINGS PER COMMON SHARE AND COMMON
           SHARE EQUIVALENT                                                                 $.35
                                                                                            ====

         EARNINGS PER COMMON SHARE ASSUMING
           FULL DILUTION                                                                    $.33
                                                                                            ====

                          RPM, INC. AND SUBSIDIARIES
                          --------------------------
                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                    --------------------------------------
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                ---------------------------------------------
                      THREE MONTHS ENDED AUGUST 31, 1995
                      ----------------------------------


RESULTS OF OPERATIONS
---------------------

       DURING THE FIRST QUARTER THE COMPANY'S SALES INCREASED 10% COMPARED WITH THE FIRST QUARTER RESULTS OF LAST YEAR. ACQUISITIONS, ESSENTIALLY THAT OF RUST-OLEUM CORPORATION ON JUNE 28, 1994, ACCOUNTED FOR APPROXIMATELY 60% OF THE SALES INCREASE. CORE OPERATIONS GENERATED THE REMAINING SALES GROWTH FROM A COMBINATION OF HIGHER UNIT VOLUME AND PRICING ADJUSTMENTS THAT HAVE AVERAGED LESS THAN 3% YEAR TO YEAR. EXCHANGE RATE DIFFERENCES AND SMALL PRODUCT LINE ADDITIONS HAD A SLIGHTLY POSITIVE EFFECT ON SALES FROM QUARTER TO QUARTER.

       THE GROSS PROFIT MARGIN STRENGTHENED TO 42.4% FROM 42.2% A YEAR AGO. AN ADDITIONAL MONTH OF RUST-OLEUM (WITH A HIGHER THAN AVERAGE GROSS PROFIT MARGIN) IS THE PRIMARY REASON BEHIND THIS IMPROVEMENT. THIS POSITIVE EFFECT WAS OFFSET SOMEWHAT BY A NUMBER OF SIGNIFICANT RAW MATERIAL AND PACKAGING COST INCREASES WHICH MANAGEMENT HAS EFFECTIVELY CONTROLLED THROUGH THE LEVERAGE OF COMBINED PURCHASING OF SIGNIFICANT MATERIALS, PRICING ADJUSTMENTS WHERE NECESSARY, AND PRODUCT REFORMULATIONS. RAW MATERIAL PRICE INCREASES HAVE DECLINED SOMEWHAT IN RECENT MONTHS, AND THE COMPANY IS CONFIDENT THESE WILL CONTINUE TO BE EFFECTIVELY MANAGED.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES INCREASED TO 27.9% OF SALES AGAINST 27.7% LAST YEAR, PRINCIPALLY AS A RESULT OF THE RUST- OLEUM ACQUISITION.

       THE INTEREST EXPENSE INCREASE REFLECTS COMPARATIVELY HIGHER INTEREST RATES, THE ADDITIONAL MONTH OF INDEBTEDNESS ASSOCIATED WITH THE RUST-OLEUM ACQUISITION AND THE LYONS INTEREST ACCRETION. DEBT REDUCTIONS DURING THE PAST YEAR TOTALLING NEARLY $41 MILLION REDUCED INTEREST EXPENSE COMPARATIVELY.

       THE PROVISION FOR INCOME TAXES IS SLIGHTLY HIGHER, AS EXPECTED, BECAUSE OF CONTINUING INCREASES IN STATE AND LOCAL TAXES AND THE TAX TREATMENT OF CERTAIN ACQUISITION RELATED EXPENSES.

       THE COMPANY'S FOREIGN SALES AND RESULTS OF OPERATIONS ARE IMPACTED BY CURRENCY FLUCTUATIONS. THE COMPANY HAS MOST OF ITS FOREIGN OPERATIONS IN BELGIUM AND THE BELGIAN FRANC HAS BEEN A FAIRLY STABLE CURRENCY COMPARED WITH THE CURRENCIES PRIMARILY TRANSACTED WITH BY THOSE OPERATIONS. FOREIGN DEBT IS DENOMINATED IN THE RESPECTIVE FOREIGN CURRENCY, THEREBY ELIMINATING THE EXCHANGE IMPACT ON EARNINGS.

       SUBSEQUENT TO QUARTER END, ON SEPTEMBER 21, 1995, THE COMPANY COMPLETED THE ACQUISITION OF DRYVIT SYSTEMS, INC. HEADQUARTERED IN PROVIDENCE, RHODE ISLAND. DRYVIT HAS ANNUAL SALES OF APPROXIMATELY $75 MILLION AND IS NORTH AMERICA'S LEADING PRODUCER OF COATINGS FOR EXTERIOR WALL INSULATION AND FINISHING SYSTEMS. THIS ACQUISITION IS NOT EXPECTED TO BE DILUTIVE IN 1996.

                          RPM, INC. AND SUBSIDIARIES
                          --------------------------
                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                    --------------------------------------
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                ---------------------------------------------
                      THREE MONTHS ENDED AUGUST 31, 1995
                      ----------------------------------


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

CASH PROVIDED FROM OPERATIONS
       CASH FLOW FROM OPERATIONS CONTINUES TO BE THE PRIMARY SOURCE OF FINANCING THE COMPANY'S INTERNAL GROWTH. THE COMPANY GENERATED CASH FROM OPERATIONS OF $20.6 MILLION DURING THE CURRENT QUARTER, DOWN FROM $33.7 MILLION A YEAR AGO. THERE HAD BEEN AN IMMEDIATE AND SIGNIFICANT REDUCTION OF WORKING CAPITAL AT RUST-OLEUM UPON ITS ACQUISITION A YEAR AGO, ACCOUNTING FOR ESSENTIALLY ALL OF THIS DIFFERENCE.

INVESTING ACTIVITIES
      THE COMPANY'S CAPITAL EXPENDITURES GENERALLY DO NOT EXCEED DEPRECIATION AND AMORTIZATION IN A GIVEN YEAR.

       THE COMPANY INVESTED $19.6 MILLION, NET OF CASH ACQUIRED, IN THE PURCHASE OF SEVERAL SMALLER BUSINESSES DURING THE QUARTER. THE COMPANY HISTORICALLY HAS ACQUIRED COMPLEMENTARY BUSINESSES AND THIS TREND IS EXPECTED TO CONTINUE.

FINANCING ACTIVITIES
       ON JUNE 15, 1995, THE COMPANY ISSUED AND SOLD $150 MILLION AGGREGATE PRINCIPAL AMOUNT OF 7% SENIOR UNSECURED NOTES DUE 2005. THE TOTAL NET PROCEEDS OF THIS OFFERING WERE USED TO REDUCE THE $190 MILLION BALANCE OF THE COMPANY'S $300 MILLION REVOLVING CREDIT AGREEMENT TO $40 MILLION. THE COMPANY HAS SINCE REDUCED ITS REVOLVING CREDIT FACILITY TO $150 MILLION AND EXTENDED ITS FINAL MATURITY TO 2000. THIS INSTRUMENT HAD AN OUTSTANDING BALANCE OF $56 MILLION AT AUGUST 31, 1995.

       THE COMPANY'S DEBT TO CAPITAL RATIO REMAINS AT 54% FROM MAY 31, 1995. WORKING CAPITAL INCREASED TO $282 MILLION FROM $270 MILLION AT MAY 31, 1995, WITH THE CURRENT RATIO REMAINING AT 2.8:1.

       SUBSEQUENT TO QUARTER END, THE COMPANY COMPLETED THE ACQUISITION OF DRYVIT SYSTEMS, INC. FOR APPROXIMATELY $32.5 MILLION IN CASH, THE RETIREMENT OF APPROXIMATELY $14.5 MILLION OF DRYVIT'S EXISTING LONG TERM DEBT, AND THE ISSUANCE OF 3.2 MILLION COMPANY SHARES. THE COMPANY'S REVOLVING CREDIT FACILITY WAS UTILIZED FOR THE CASH AND DEBT RETIREMENT PORTIONS OF THIS TRANSACTION. THE SHARE ISSUANCE WILL RAISE THE COMPANY'S EQUITY LEVEL BY $65.2 MILLION THEREBY STRENGTHENING THE COMPANY'S BALANCE SHEET.

       THE COMPANY MAINTAINS EXCELLENT RELATIONS WITH ITS BANKS AND OTHER FINANCIAL INSTITUTIONS TO FURTHER ENABLE THE FINANCING OF FUTURE GROWTH OPPORTUNITIES.

                          RPM, INC. AND SUBSIDIARIES
                          --------------------------



ITEM 3 -- LEGAL PROCEEDINGS
---------------------------

                 AS PREVIOUSLY REPORTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MAY 31, 1995, BONDEX INTERNATIONAL, INC., A WHOLLY-OWNED SUBSIDIARY OF THE COMPANY ("BONDEX"), IS ONE OF NUMEROUS CORPORATE DEFENDANTS IN 400 PENDING ASBESTOS- RELATED BODILY INJURY LAWSUITS FILED ON BEHALF OF VARIOUS INDIVIDUALS IN VARIOUS JURISDICTIONS OF THE UNITED STATES. SUBSEQUENTLY, AN ADDITIONAL 20 SUCH CASES WERE FILED AND 30 SUCH CASES WHICH HAD BEEN FILED IN THE SUPERIOR COURT OF MIDDLESEX COUNTY, NEW JERSEY WERE SETTLED BY BONDEX'S INSURERS FOR NOMINAL AMOUNTS BASED UPON NUISANCE VALUE, LEAVING A TOTAL OF 390 SUCH CASES PENDING. BONDEX CONTINUES TO DENY LIABILITY IN ALL ASBESTOS-RELATED LAWSUITS AND CONTINUES TO VIGOROUSLY DEFEND THEM.
UNDER A COST-SHARING AGREEMENT AMONG BONDEX AND ITS INSURERS EFFECTED IN FEBRUARY, 1994, THE INSURERS ARE RESPONSIBLE FOR PAYMENT OF A SUBSTANTIAL PORTION OF DEFENSE COSTS AND INDEMNITY PAYMENTS, IF ANY, WITH BONDEX RESPONSIBLE FOR A MINOR PORTION OF EACH.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

         (A)     EXHIBITS
                 --------

                OFFICIAL EXHIBIT                          SEQUENTIAL
                    NUMBER            DESCRIPTION         PAGE NUMBER
                ----------------   -------------------    ------------
                      XI           STATEMENT REGARDING         12
                                   COMPUTATION OF PER
                                    SHARE EARNINGS

         (B)     REPORTS ON FORM 8-K
                 -------------------

                          DURING THE FIRST QUARTER ENDED AUGUST 31, 1995, PURSUANT TO ITEM 7., THE COMPANY FILED CERTAIN FINANCIAL INFORMATION WITH RESPECT TO THE THEN PROPOSED (AND SUBSEQUENTLY COMPLETED) ACQUISITION OF NARRAGANSETT/DSI ACQUISITION COMPANY, INC., ON A FORM 8-K CURRENT REPORT DATED JULY 24, 1995.

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





DATE: OCTOBER 12, 1995