Form 10-K/A
period 1995-05-31
RPM INC/OH/
filed 1995-11-22
CIK 110621

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

                           Commission File No. 0-5132


                                   RPM, INC.
             (Exact Name of Registrant as Specified in its Charter)


             Ohio                           34-6550857
-------------------------------   ------------------------------

(State or Other Jurisdiction of   (IRS Employer Identification
Incorporation or Organization)    No.)


P.O. Box 777, 2628 Pearl Road, Medina, Ohio          44258
----------------------------------------------------------------
(Address of Principal Executive Offices)           (Zip Code)

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

                 The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended May 31, 1995 as set forth in the pages attached hereto.

                 "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" is hereby amended and restated to include Exhibit 23.2, Consent of Independent Certified Public Accountants, and Exhibit 99.5, RPM, Inc. Retirement Savings Trust and Plan Financial Statements for the fiscal year ended May 31, 1995, which are attached hereto and incorporated herein by reference.
-----------------
(TM)Merrill Lynch & Co., Inc.


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

     Consolidated Statements of Income - years ended May 31, 1995, 1994, and 1993

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

                                         RPM, INC.



Date:  November 22, 1995             By: /S/ Frank C. Sullivan
                                         ------------------------------
                                         Frank C. Sullivan
                                         Chief Financial Officer

                                                             RPM, INC.
                                                           EXHIBIT INDEX


                                                                                                                         Sequential
                                                                                                                         ----------
Exhibit No.                                                 Description                                                     Page
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

 3.2       Amended Code of Regulations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (D)

 4.1       Specimen Certificate of Common Shares, without par value, of RPM, Inc.  . . . . . . . . . . . . . . . . . . .        (E)

 4.2       Specimen LYONs Certificate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (C)

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

*10.5        RPM, Inc. 1979 Stock Option Plan and form
             of Stock Option Agreements used in connection
             therewith . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (A)(B)(L)

*10.6        RPM, Inc. 1989 Stock Option Plan and form of Stock Option Agreements to be used in
             connection therewith  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (E)(M)

*10.7        RPM, Inc. Retirement Savings Trust and
             Plan  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (K)

*10.8      RPM, Inc. Benefit Restoration Plan  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (M)

*10.9      RPM, Inc. Board of Directors' Deferred Compensation Agreement, as amended and restated  . . . . . . . . . . .        (F)

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

99.5       RPM, Inc. Retirement Savings Trust and Plan
           Financial Statements for the fiscal year
           ended May 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

--------------------------------

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