Form 10-Q
period 1996-01-09
RPM INC/OH/
filed 1996-01-16
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1995 OR

_____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO_________.

COMMISSION FILE NO. 0-5132
                                   RPM, INC.

________________________________________________________________________________

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         OHIO                                                         34-6550857
_____________________________________    _______________________________________

(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

P.O. BOX 777;  2628 PEARL ROAD; MEDINA, OHIO                               44258
________________________________________________________________________________

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE                 (216) 273-5090
_______________________________________________________________________________

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                                           YES   X    NO
                                                               -----     -----
 AS OF JANUARY 9, 1996 75,322,780 RPM, INC. COMMON SHARES WERE OUTSTANDING.

                    EXHIBIT INDEX ON PAGE 15 OF 16 PAGES.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION                                     PAGE NO.
-------------------------------                                    -------

CONSOLIDATED BALANCE SHEETS
    NOVEMBER 30, 1995 AND MAY 31, 1995                                3

CONSOLIDATED STATEMENTS OF INCOME
    SIX MONTHS AND THREE MONTHS ENDED
    NOVEMBER 30, 1995 AND 1994                                        4

CONSOLIDATED STATEMENTS OF CASH FLOWS
    SIX MONTHS ENDED NOVEMBER 30, 1995 AND 1994                       5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
    OF OPERATIONS AND FINANCIAL CONDITION                             8

PART II.  OTHER INFORMATION                                          11
---------------------------
EXHIBIT XI - CONSOLIDATED STATEMENTS OF COMPUTATIONS OF
    EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENTS
    SIX MONTHS ENDED NOVEMBER 30, 1995 AND 1994                      17

                          RPM, INC. AND SUBSIDIARIES                           3
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)
                    (In thousands, except per share amounts)

                        ASSETS
                        ------                                November 30, 1995         May 31, 1995
                                                              -----------------         ------------

Current Assets
  Cash                                                          $   36,244                $ 19,870
  Marketable securities, at cost                                    11,631                   8,132
  Trade accounts receivable (less allowance for doubt-
    ful accounts $10,958 and $9,616)                               202,520                 207,509
  Inventories                                                      167,496                 169,154
  Prepaid expenses                                                  20,258                  16,637
                                                                ----------                --------
    Total current assets                                           438,149                 421,302
                                                                ----------                --------

Property, Plant and Equipment, At Cost                             385,086                 360,706
  Less: accumulated depreciation and amortization                  167,486                 156,657
                                                                ----------                --------
    Property, plant and equipment, net                             217,600                 204,049
                                                                ----------                --------

Other Assets
  Costs of businesses over net assets acquired                     279,038                 211,781
  Intangible Assets                                                159,924                  85,375
  Equity in unconsolidated affiliates                               15,826                  14,857
  Other                                                             22,781                  21,776
                                                                ----------                --------
    Total other assets                                             477,569                 333,789
                                                                ----------                --------

Total Assets                                                    $1,133,318                $959,140
                                                                ==========                ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current Liabilities
  Current portion of long-term debt                                 $1,178                    $643
  Accounts payable                                                  62,923                  70,207
  Accrued compensation and benefits                                 28,553                  29,932
  Accrued warranty and loss reserves                                32,336                  23,897
  Other accrued liabilities                                         21,660                  20,309
  Income taxes payable                                               2,893                   6,088
                                                                ----------                --------
    Total current liabilities                                      149,543                 151,076
                                                                ----------                --------

Long-term Liabilities
  Long-term debt, less current maturities                          466,898                 406,375
  Deferred income taxes                                             70,836                  39,693
  Other long-term liabilities                                       15,070                  14,405
                                                                ----------                --------
    Total long-term liabilities                                    552,804                 460,473
                                                                ----------                --------

Shareholders' Equity
  Common shares, stated value $.018 per share;
    authorized 100,000,000 shares;
    issued and outstanding 75,309,000
    and 71,196,000 shares, respectively*                             1,370                   1,296
  Paid-in capital                                                  212,447                 146,509
  Retained earnings                                                217,630                 199,206
  Cumulative translation adjustment                                   (476)                    580
                                                                ----------                --------
    Total shareholders' equity                                     430,971                 347,591
                                                                ----------                --------

Total Liabilities And Shareholders' Equity                      $1,133,318                $959,140
                                                                ==========                ========



* Share data has been restated to reflect a 25% stock dividend paid December 8, 1995.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES                         4
                           --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                    (In thousands, except per share amounts)




                                               Six  Months Ended       Three  Months Ended
                                                  November 30,            November 30,
                                               ------------------      -------------------
                                                 1995       1994         1995        1994
                                               --------   --------     --------    --------

Net Sales                                      $556,086    $506,726     $276,940    $253,229

Cost of Sales                                   321,777     292,640      160,990     146,116
                                               --------    --------     --------    --------

Gross Profit                                    234,309     214,086      115,950     107,113

Selling, General and Administrative Expenses    159,868     144,988       81,915      74,825

Interest Expense, Net                            12,706      10,554        6,596       5,728
                                               --------    --------     --------    --------

Income Before Income Taxes                       61,735      58,544       27,439      26,560

Provision for Income Taxes                       26,299      24,881       11,620      11,288
                                               --------    --------     --------    --------

Net Income                                      $35,436     $33,663      $15,819     $15,272
                                               ========    ========     ========    ========



Earnings per common share and common
  share equivalent (Exhibit XI) *                 $0.48       $0.47        $0.22       $0.21
                                               ========    ========     ========    ========

Earnings per common share assuming full
  dilution (Exhibit XI) *                         $0.46       $0.44        $0.21       $0.20
                                               ========    ========     ========    ========


Dividends per common share *                      $0.23       $0.22        $0.12       $0.11
                                               ========    ========     ========    ========


* Share data has been restated to reflect a 25% stock dividend paid December 8, 1995.


The accompanying notes to consolidated financial statements are an integral part of these statements.


                          RPM, INC. AND SUBSIDIARIES                       5
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                    (In thousands, except per share amounts)



                                                                  Six Months Ended November 30,
                                                                  -----------------------------

                                                                        1995            1994
                                                                        ----            ----
Cash Flows From Operating Activities:
  Net Income                                                           $35,436         $33,663
  Depreciation and amortization                                         20,426          15,876
  Items not affecting cash and other                                    (6,124)         (3,308)
  Changes in operating working capital                                  (3,607)          3,088
                                                                       -------         -------

                                                                        46,131          49,319
                                                                       -------         -------

Cash Flows From Investing Activities:
  Additions to property and equipment                                  (14,074)        (13,484)
  Acquisition of businesses, net of cash acquired                      (45,820)       (173,061)
                                                                       -------         -------

                                                                       (59,894)       (186,545)
                                                                       -------         -------

Cash Flows From Financing Activities:
  Proceeds from stock option exercises                                     811             485
  Increase (decrease) in long-term debt                                 46,338         163,316
  Dividends                                                            (17,012)        (15,333)
                                                                       -------         -------

                                                                        30,137         148,468
                                                                       -------         -------


Net Increase (Decrease) in Cash                                         16,374          11,242


Cash at Beginning of Period                                             19,870          18,370
                                                                       -------         -------


Cash at End of Period                                                  $36,244         $29,612
                                                                       =======         =======





Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------

Interest Accreted on LYONs                                              $4,277          $4,061

Issuance of shares in connection with acquisition of a business         65,200




The accompanying notes to consolidated financial statements are an integral part of these statements


                           RPM, INC. AND SUBSIDIARIES                          6
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               NOVEMBER 30, 1995
                               -----------------
                                  (Unaudited)
                    (In thousands, except per share amounts)


NOTE A - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the six and three months ended November 30, 1995 and November 30, 1994. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1995.


NOTE B - INVENTORIES
--------------------

         Inventories were composed of the following major classes:

                                                                    November 30,                 May 31,
                                                                      1995 (1)                     1995
                                                                    -----------               -------------

         Raw materials and supplies                                   $ 59,211                  $ 59,797
         Finished goods                                                108,285                   109,357
                                                                      --------                  --------
                                                                      $167,496                  $169,154
                                                                      ========                  ========

         (1) Estimated, based on components at May 31, 1995

                           RPM, INC. AND SUBSIDIARIES                          7
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               NOVEMBER 30, 1995
                               -----------------
                                  (Unaudited)
                    (In thousands, except per share amounts)


NOTE C - ACQUISITIONS
---------------------

         The Company acquired all the outstanding shares of Rust-Oleum Corporation in June 1994, Star Finishing Products, Inc. in August 1995, and Dryvit Systems, Inc. in September 1995. These transactions were all accounted for by the purchase method of accounting. The following data summarizes, on an unaudited pro-forma basis, the combined results of operations of the companies for the six and three months ended November 30, 1995 and November 30, 1994.
The pro-forma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies.

                                                  For The Six                      For The Three
                                                 Months Ended                      Months Ended
                                                 November 30,                      November 30,
                                           ----------------------            ----------------------
                                             1995              1994             1995             1994
                                           --------         --------         --------         --------

         Net Sales                         $585,086         $566,275         $281,806         $273,471
                                           ========         ========         ========         ========

         Net Income                        $ 34,738         $ 35,533         $ 15,475         $ 15,277
                                           ========         ========         ========         ========

         Earnings per common
           share and common
           share equivalent                $.46             $.48             $.21             $.20
                                           ====             ====             ====             ====

         Earnings per common
           share assuming full
           dilution                        $.44             $.45             $.20             $.20
                                           ====             ====             ====             ====

                          RPM, INC. AND SUBSIDIARIES                          8
                          --------------------------
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ---------------------------------------
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                ---------------------------------------------
                      SIX MONTHS ENDED NOVEMBER 30, 1995
                      ----------------------------------

RESULTS OF OPERATIONS
---------------------

       Acquisitions, primarily those of Rust-Oleum Corporation on June 28, 1994, and Dryvit Systems, Inc. on September 21, 1995, accounted for approximately 70% of the sales increase in the first six months and 80% in the second quarter, compared with last year. Core operations generated the remaining sales growth from a combination of pricing adjustments that have averaged less than 3% year-to-year and slightly higher unit volume. Exchange rate differences and small product line additions had a slightly positive effect on sales this year over last.

       The gross profit margin declined during the second quarter, causing this margin to be approximately even with a year ago after the first six months. The acquisitions tended to have a slight strengthening effect on this margin, but did not overcome the effects of increases in material costs. Management continues to make every effort to effectively negate raw material and packaging cost increases through the leverage of combined purchasing of significant materials, pricing adjustments, and product reformulations.

       Acquisitions had a somewhat favorable effect on the Company's selling, general and administrative expenses relative to sales, but this was offset by the effects of lower sales growth than expected and planned spending to promote future growth. During the second quarter, the Company recovered approximately $2 million from insurance carriers against previously incurred environmental costs at a particular site.

       In consideration of the slower than planned sales growth, the Company has initiated an expense reduction campaign. The positive effects of this campaign will benefit the third quarter and the balance of this fiscal year.

       The increase in interest expense after six months reflects primarily the indebtedness associated with Rust-Oleum, Dryvit and other acquisitions with the balance reflecting comparatively higher interest rates and the LYONs interest accretion. Higher interest income and debt reductions of approximately $28 million during the past year reduced interest expense comparatively.

       The provision for income taxes is slightly higher, as expected, after six months essentially from the tax treatment of certain acquisition related expenses. The slight rate improvement in the second quarter reflects the tax benefit of improved performance in certain foreign countries.

                          RPM, INC. AND SUBSIDIARIES                          9
                          --------------------------
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ---------------------------------------
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                ---------------------------------------------
                      SIX MONTHS ENDED NOVEMBER 30, 1995
                      ----------------------------------

     The Company's foreign sales and results of operations are impacted by currency fluctuations. The Company has most of its foreign operations in Belgium and the Belgian franc has been a fairly stable currency compared with the currencies primarily used in transactions by those operations. Foreign debt is denominated in the respective foreign currency, thereby eliminating the exchange impact on earnings.

     All previously reported per share data have been restated to reflect the 25% stock dividend issued December 8, 1995, and treated as a 5-for-4 stock split.

     Subsequent to quarter end, on January 12, 1996, the Company completed the acquisition of TCI, Inc., headquartered in Ellaville, Georgia, on a pooling of interests basis. TCI is a leading manufacturer of powdered coatings with annual sales of approximately $20 million. This acquisition and that of Dryvit are not expected to be dilutive in 1996.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

CASH PROVIDED FROM OPERATIONS
     Cash flow from operations continues to be the primary source of financing the Company's internal growth. The Company generated cash from operations of $46.1 million during the first six months, down slightly from $49.3 million a year ago. There had been a significant reduction of working capital at Rust-Oleum upon its acquisition a year ago, accounting for essentially all of this difference.

INVESTING ACTIVITIES
     The Company's capital expenditures generally do not exceed depreciation and amortization in a given year.

     The Company invested $45.8 million in the purchase of Dryvit and several smaller businesses, net of cash acquired. The Company historically has acquired complementary businesses and this trend is expected to continue.

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

     The Company completed the acquisition of Dryvit Systems, Inc. on September 21, 1995 for approximately $32 million in cash, the retirement of approximately $14.5 million of

                          RPM, INC. AND SUBSIDIARIES                         10
                          --------------------------
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ---------------------------------------
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                ---------------------------------------------
                      SIX MONTHS ENDED NOVEMBER 30, 1995
                      ----------------------------------

     Dryvit's existing long-term debt, and the issuance of 3.2 million Company shares. The Company's revolving credit facility was utilized for the cash and debt retirement portions of this transaction. This instrument had an outstanding balance of $100 million at November 30, 1995.

     As a result of primarily the share issuance to acquire Dryvit, the Company's debt to capital ratio improved to 52% from 54% at May 31, 1995. Working capital increased to $289 million from $270 million at May 31, 1995, with the current ratio improving to 2.9:1 from 2.8:1.

     The Company maintains excellent relations with its banks and other financial institutions to further enable the financing of future growth opportunities.

                          RPM, INC. AND SUBSIDIARIES                         11

ITEM 3 -- LEGAL PROCEEDINGS
---------------------------

                 As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, and as updated in the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, Bondex International, Inc., a wholly-owned subsidiary of the Company ("Bondex"), is one of numerous corporate defendants in 390 then pending asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions in the United States. Subsequently, an additional 15 such cases were filed and 4 such cases which had been filed were dismissed with prejudice, pursuant to summary judgments and stipulations of dismissal. In each of the dismissed cases, the plaintiffs were unable to produce evidence of exposure to or use of any Bondex asbestos-containing product. Bondex continues to deny liability in all 401 cases that remain pending and continues to vigorously defend them. Under a cost-sharing agreement among Bondex and its insurers effected in February, 1994, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments, if any, with Bondex responsible for a minor portion of each.

                 As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, in September, 1991, Our Lady of the Lake Hospital, Inc. ("OLOL") filed suit captioned Our Lady of the Lake Hospital, Inc. vs. Carboline Company, et al., Case Number 373,498, Division "J", Nineteenth Judicial District Court, Parish of East Baton Rouge, State of Louisiana, alleging damages to the structural steel of the hospital which it owns and operates in Baton Rouge, Louisiana. The petition alleged that the damages resulted from its use of a fireproofing product known as Pyrocrete 102 manufactured and supplied by Carboline Company, a wholly-owned subsidiary of the Company ("Carboline"); that Pyrocrete 102 is extremely corrosive when applied to structural steel, contains a latent defect, and is defective. Carboline has contested liability in the case vigorously, and on July 21, 1992, the trial court sustained an Exception of Prescription filed on Carboline's behalf and dismissed the suit with prejudice. OLOL appealed, and on December 29, 1993, the appellate court vacated the judgment dismissing the suit and remanded the matter to the trial court for the introduction of further evidence and further proceedings. On July 13, 1994, OLOL filed a Second Supplemental and Amending Petition which joined as party defendants Sun Company, Inc. ("Sun") and Carboline Company, a Missouri corporation which was merged into Sun pursuant to a statutory merger in 1980 ("Carboline Missouri"); claimed that the product was not fit for its intended purpose, claimed fraud, breach of contract, breach of warranty and product liability and sought punitive damages and attorneys fees. In July, 1995, OLOL filed a motion seeking leave of court to further amend its petition and allow it to make additional allegations of fraud, concealment, misrepresentation, failure to warn, and breach of contract; claimed damages from the presence of chlorides and amended its claim for punitive damages, attorneys fees, and interest. Pursuant to an agreement between Carboline and Sun, Carboline is providing a defense for Sun in this litigation. The Petition does not set forth the amount of damages being claimed; however, in one of the briefs filed in the appellate court, OLOL

                          RPM, INC. AND SUBSIDIARIES                         12

claimed it would cost in excess of $20 million to repair the damage to the hospital building. In addition, OLOL claims that it has suffered lost revenues, lost profits, and other damages which allegedly exceed the claim for repair damages.

                 In August, 1992, OLOL filed suit against Sun captioned Our Lady of the Lake Hospital, Inc. vs. Sun Company, Inc., Case Number 384,867, Division "I", Nineteenth Judicial District Court, Parish of East Baton Rouge, State of Louisiana, making allegations similar to the allegations in Case Number 373,498, described above, and seeking to recover alleged damages to the structural steel of the OLOL hospital. In addition, in the original petition filed in this suit, OLOL alleged that Carboline Missouri manufactured and supplied the Pyrocrete 102 to OLOL and thereafter merged with Sun in January 1980, with Sun remaining as the surviving corporation responsible for the obligations of Carboline Missouri. On June 29, 1993 OLOL filed a First Supplemental and Amending Petition ("Amended Petition") which added Carboline as an additional defendant. The Amended Petition generally alleged that Carboline damaged OLOL through fraud and also breached a contractual obligation of service after the sale. The Amended Petition alleged that OLOL will incur expenses and costs in excess of $20 million to repair the damages. Carboline has filed an Exception of Lis Pendens on the basis that this suit arose out of the same transaction or occurrence as the suit described above. Pursuant to an agreement between Carboline and Sun, Carboline provided a defense for Sun in this litigation. Sun has filed an Exception of Lis Pendens and a Failure to Assert All Causes of Action. In June 1994, the court transferred and consolidated this suit with Case Number 373,498. On August 30, 1995, the claims filed in Case Number 384,867 were dismissed without prejudice on the grounds that the claims were now included in Case Number 373,498.

                 Carboline has denied the allegation of OLOL's claims and is vigorously contesting them. Carboline's defense has been assumed by First Colonial Insurance Company ("First Colonial"), a wholly-owned insurance subsidiary of the Company. First Colonial is seeking to negotiate a cost-sharing agreement with a group of Carboline's insurers to cover defense obligations relating to the OLOL lawsuits.

                 In May 1995, Carboline filed a Supplemental and Amended Third Party Demand in Case Number 373,498, against twenty-two (22) primary and excess insurance carriers seeking, among other things, a judgment that the insurance carriers are obligated to defend and/or indemnify Carboline against the claims alleged by OLOL. In their Answers to Carboline's Supplemental and Amended Third Party Complaint, the insurance carriers have raised a number of exceptions and defenses to Carboline's claims for defense and indemnity.

                 The parties are engaged in written and deposition discovery. The trial of all claims by all parties in Case Number 373,498 is scheduled for November 1, 1996.

                 As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, Mohawk Finishing Products, Inc. ("Mohawk") and Westfield Coatings Corporation ("Westfield"), both wholly-owned subsidiaries of the Company, have been named by the U.S. Environmental Protection Agency ("EPA") together with over 1,700

                          RPM, INC. AND SUBSIDIARIES                         13

other entities as potentially responsible parties ("PRPs") under the Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA") with respect to environmental contamination at the Solvents Recovery of New England Site (the "SRS Site") located in Southington, Connecticut. Pursuant to agreement between the EPA and the SRS Site PRP Steering Committee, the SRS PRPs, including Mohawk and Westfield, have completed a non-time critical action for containment of contaminated water in the shallow aquifer at the SRS Site at an estimated total cost of $7,783,000--$2 million of which was paid by DE MINIMIS PRPs. Westfield's share of the balance of $5,783,000 (at 1.1038%, as adjusted) totals approximately $64,000 of which $53,400 has been paid. Mohawk's share of the balance (at .1372%, as adjusted) totals approximately $8,000, of which $6,604 has been paid. The PRP Steering Committee is currently completing negotiations with the EPA with respect to performance by the PRPs of a Remedial Investigation and Feasibility Study for the Site and a second non-time critical removal action for contamination in the deep bedrock aquifer, at an estimated total cost of approximately $8.7 million. Based upon current allocated percentages, Westfield's share of the total is estimated at approximately $96,000 and Mohawk's share is estimated at approximately $12,000.

                 In January, 1994, Westfield was named by the EPA as one of approximately 300 PRPs at the Old Southington Landfill Superfund Site (the "Landfill Site"), based upon process wastes generated by certain PRPs allegedly sent from the SRS Site to the Landfill Site prior to 1987. In September, 1994, the EPA issued a Record of Decision which selected a source control remedy consisting of installation of a cap on the Landfill Site together with a gas collection system at an estimated total cost of $16.1 million, 25% of which has been allocated to PRPs from the SRS Site group, which includes Westfield.
Based upon the allocated volumetric share of 1.0223%, Westfield's share of the Landfill Site cleanup costs is estimated at approximately $45,000.


ITEM 4 --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

         The Annual Meeting of Shareholders of the Company was held on October 12, 1995. The following matters were voted on at the meeting.

         1.      Election of Edward B. Brandon, William A. Papenbrock, Thomas
                 C. Sullivan and Frank C. Sullivan as Directors of the Company. The nominees were elected as Directors with the following vote:

                                                                            14
                          RPM, INC, AND SUBSIDIARIES
ITEM 4 -- CONTINUED
-------------------

                 EDWARD B. BRANDON
                 -----------------

                 For                                                           41,886,783.0
                 Withheld                                                         408,304.0
                 Broker non-votes                                                     0

                 WILLIAM A. PAPENBROCK
                 ---------------------

                 For                                                           41,696,331.0
                 Withheld                                                         598,756.1
                 Broker non-votes                                                    0

                 THOMAS C. SULLIVAN
                 ------------------

                 For                                                           41,890,197.2
                 Withheld                                                         404,889.9
                 Broker non-votes                                                    0

                 FRANK C. SULLIVAN
                 -----------------

                 For                                                           41,809,911.3
                 Withheld                                                         485,175.7
                 Broker non-votes                                                    0

2.       APPROVAL OF THE ADOPTION OF THE RPM, INC. INCENTIVE COMPENSATION PLAN:

                 For                                                           39,140,863.3
                 Against                                                        2,058,535.7
                 Abstain                                                          677,182.1
                 Broker non-votes                                                 418,506.0


         For information on how the votes for the above matters have been tabulated, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on October 12, 1995.

                                                                             15
                          RPM, INC. AND SUBSIDIARIES

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

         (a)     EXHIBITS
                 --------

                 OFFICIAL EXHIBIT                                                              SEQUENTIAL
                      NUMBER                              DESCRIPTION                         PAGE NUMBER
                 ----------------                  -------------------------                  ------------
                         XI                        Statement regarding                             17
                                                   computation of per
                                                   share earnings
                      XXVII                        Financial Data Schedule

         (b)     REPORTS ON FORM 8-K
                 -------------------

                          On September 18, 1995, pursuant to Item 7., the Company filed certain updated financial information with respect to the then proposed (and subsequently completed) acquisition of Narragansett/DSI Acquisition Company, Inc. ("NDSI"), on a Form 8-K/A-1 Current Report. On October 4, 1995, pursuant to Item 2., the Company filed a Form 8-K/A-2 Current Report to report the closing of the acquisition of NDSI.

                                  SIGNATURES
                                  ----------



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                RPM INC.



                                                By /s/ THOMAS C. SULLIVAN
                                                   ---------------------------
                                                       Thomas C. Sullivan,
                                                       Chairman & Chief
                                                       Executive Officer



                                                By /s/ FRANK C. SULLIVAN
                                                   ---------------------------
                                                       Frank C. Sullivan
                                                       Chief Financial Officer



Date: January 15, 1996