Form 10-Q
period 1996-02-29
RPM INC/OH/
filed 1996-04-15
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- ----
Act of 1934 for the quarterly period ended February 29, 1996 or
            ------------------------------------------------

____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No. 0-5132
                   -------
                                    RPM, INC.
- --------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)


         Ohio                                                        34-6550857
- -------------------------------------     --------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 777;  2628 Pearl Road; Medina, Ohio                              44258
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number including area code                 (330) 273-5090
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

      As of March 31, 1996, 77,444,212 RPM, Inc. Common Shares were outstanding.

                      Exhibit Index on Page 14 of 15 pages.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------



                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION                                   Page No.
- ------------------------------                                   --------

Consolidated Balance Sheets
    February 29, 1996 and May 31, 1995                               3

Consolidated Statements of Income
    Nine Months and Three Months Ended
    February 29, 1996 and February 28, 1995                          4

Consolidated Statements of Cash Flows
    Nine Months Ended February 29, 1996 and
    February 28, 1995                                                5

Notes to Consolidated Financial Statements                           6

Management's Discussion and Analysis of Results
    of Operations and Financial Condition                            9

Exhibit XI - Consolidated Statements of Computations of
    Earnings Per Common Share and Common Share Equivalents
    Nine Months Ended February 29, 1996 and February 28, 1995       12

PART II.  OTHER INFORMATION                                         13
- ---------------------------

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                        ASSETS
                                        ------
                                                             February 29, 1996  May 31, 1995
                                                             -----------------  ------------
                                                                                 Restated *
Current Assets
  Cash                                                          $    25,982    $    19,834
  Marketable securities, at cost                                     11,024          8,132
  Trade accounts receivable (less allowance for doubt-
    ful accounts $10,773 and $10,007)                               188,980        209,886
  Inventories                                                       177,753        170,920
  Prepaid expenses                                                   20,995         16,648
                                                                -----------    -----------
    Total current assets                                            424,734        425,420
                                                                -----------    -----------

Property, Plant and Equipment, At Cost                              395,595        363,562
  Less: accumulated depreciation and amortization                   173,999        157,259
                                                                -----------    -----------
    Property, plant and equipment, net                              221,596        206,303
                                                                -----------    -----------

Other Assets
  Costs of businesses over net assets acquired                      276,547        211,781
  Intangible Assets                                                 160,155         85,375
  Equity in unconsolidated affiliates                                15,636         14,857
  Other                                                              21,523         21,787
                                                                -----------    -----------
    Total other assets                                              473,861        333,800
                                                                -----------    -----------

Total Assets                                                    $ 1,120,191    $   965,523
                                                                ===========    ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

Current Liabilities
  Current portion of long term debt                             $     2,488    $       907
  Notes and accounts payable                                         69,101         72,065
  Accrued compensation and benefits                                  28,287         29,973
  Accrued warranty and loss reserves                                 30,990         23,897
  Other accrued liabilities                                          16,612         20,325
  Income taxes payable                                               (1,644)         6,088
                                                                -----------    -----------
    Total current liabilities                                       145,834        153,255
                                                                -----------    -----------

Long-term and Deferred Liabilities
  Long-term debt, less current maturities                           457,214        407,041
  Deferred income taxes                                              70,157         39,693
  Other long-term liabilities                                        15,129         15,065
                                                                -----------    -----------
    Total long-term liabilities                                     542,500        461,799
                                                                -----------    -----------

Shareholders' Equity
  Common shares, stated value $.018 per share;
    authorized 100,000,000 shares;
    issued and outstanding 77,436,990
    and 73,302,125 shares, respectively *                             1,408          1,334
  Paid-in capital                                                   215,263        149,349
  Retained earnings                                                 216,280        199,206
  Cumulative translation adjustment                                  (1,094)           580
                                                                -----------    -----------
    Total shareholders' equity                                      431,857        350,469
                                                                -----------    -----------

Total Liabilities And Shareholders' Equity                      $ 1,120,191    $   965,523
                                                                ===========    ===========


* Data at May 31, 1995 has been restated to reflect a 25% stock dividend paid on December 8, 1995, and to reflect the January 12, 1996 acquisition of TCI, Inc. accounted for under the pooling of interests method.

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)
                    (In thousands, except per share amounts)





                                                    Nine Months Ended            Three Months Ended
                                               ---------------------------   ---------------------------
                                               February 29,   February 28,   February 29,   February 28,
                                                   1996           1995           1996           1995
                                               ------------   ------------   ------------   ------------
                                                                Restated *                    Restated *

Net Sales                                      $    819,513   $    746,528   $    255,157   $    233,384

Cost of Sales                                       477,454        433,765        150,191        136,861
                                               ------------   ------------   ------------   ------------

Gross Profit                                        342,059        312,763        104,966         96,523

Selling, General and Administrative Expenses        245,916        223,748         84,322         77,452

Interest Expense, Net                                19,530         16,579          6,743          5,942
                                               ------------   ------------   ------------   ------------

Income Before Income Taxes                           76,613         72,436         13,901         13,129

Provision for Income Taxes                           32,315         30,324          5,854          5,443
                                               ------------   ------------   ------------   ------------

Net Income                                     $     44,298   $     42,112   $      8,047   $      7,686
                                               ============   ============   ============   ============



Earnings per common share and common
  share equivalent (Exhibit XI) *              $       0.58   $       0.57   $       0.11   $       0.10
                                               ============   ============   ============   ============

Earnings per common share assuming full
  dilution (Exhibit XI) *                      $       0.56   $       0.55   $       0.11   $       0.10
                                               ============   ============   ============   ============


Dividends per common share *                   $       0.35   $       0.33   $       0.12   $       0.11
                                               ============   ============   ============   ============










* Data for February 28, 1995 has been restated to reflect a 25% stock dividend paid on December 8, 1995, and to reflect the January 12, 1996 acquisition of TCI, Inc. accounted for under the pooling of interests method.

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




                                                                            Nine Months Ended
                                                                       ----------------------------
                                                                       February 29,    February 28,
                                                                           1996            1995
                                                                       ------------    ------------
                                                                                         Restated *
Cash Flows From Operating Activities:
  Net Income                                                           $     44,298    $     42,112
  Depreciation and amortization                                              31,906          24,531
  Items not affecting cash and other                                         (9,569)         (3,962)
  Changes in operating working capital                                       (3,234)          1,597
                                                                       ------------    ------------
                                                                             63,401          64,278
                                                                       ------------    ------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                       (22,109)        (21,002)
  Acquisition of businesses, net of cash acquired                           (45,820)       (173,061)
                                                                       ------------    ------------
                                                                            (67,929)       (194,063)
                                                                       ------------    ------------

Cash Flows From Financing Activities:
  Proceeds from stock option exercises                                        1,014             519
  Increase (decrease) in long-term debt                                      37,034         159,109
  Dividends                                                                 (27,372)        (23,813)
                                                                       ------------    ------------
                                                                             10,676         135,815
                                                                       ------------    ------------

Net Increase (Decrease) in Cash                                               6,148           6,030

Cash at Beginning of Period                                                  19,834          18,240
                                                                       ------------    ------------

Cash at End of Period                                                  $     25,982    $     24,270
                                                                       ============    ============





Supplemental Schedule of Non-Cash Investing and Financing Activities:
- ---------------------------------------------------------------------

Interest Accreted on LYONs                                             $    6,452      $      6,126

Issuance of shares in connection with acquisition of a business        $   65,200




* Data for February 28, 1995 has been restated to reflect a 25% stock dividend paid on December 8, 1995, and to reflect the January 12, 1996 acquisition of TCI, Inc. accounted for under the pooling of interests method.

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                               6
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                FEBRUARY 29, 1996
                                -----------------
                                   (Unaudited)
                    (In thousands, except per share amounts)




NOTE A - BASIS OF PRESENTATION
- ------------------------------

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the nine and three months ended February 29, 1996 and February 28, 1995. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1995.


NOTE B - INVENTORIES
- --------------------

         Inventories were composed of the following major classes:

                                               February 29,         May 31,
                                                 1996 (1)           1995 (2)
                                                 --------           --------

         Raw material and supplies               $ 63,010           $ 60,385
         Finished goods                           114,343            110,535
                                                 --------           --------

                                                 $177,353           $170,920
                                                 ========           ========

         (1)  Estimated, based on restated components at May 31, 1995

         (2)  Restated for TCI, Inc. pooling of interests

                                                                               7
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                FEBRUARY 29, 1996
                                -----------------
                                   (Unaudited)
                    (In thousands, except per share amounts)




NOTE C - ACQUISITIONS
- ---------------------

         The Company acquired all the outstanding shares of Rust-Oleum Corporation in June 1994, Star Finishing Products, Inc. in August 1995, and Dryvit Systems, Inc. in September 1995. These transactions were all accounted for by the purchase method of accounting. The following data summarizes, on an unaudited pro-forma basis, the combined results of operations of the companies for the nine and three months ended February 29, 1996 and February 28, 1995. The pro-forma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies.

                                                        For The Nine                                For The Three
                                                        Months Ended                                Months Ended
                                                        ------------                                ------------
                                                  2/29/96           2/28/95                   2/29/96           2/28/95
                                                  -------           -------                   -------           -------

         Net Sales                               $848,513          $820,328                  $255,157          $247,636
                                                 ========          ========                  ========          ========

         Net Income                              $ 43,600          $ 41,610                  $  8,047          $  5,314
                                                 ========          ========                  ========          ========

         Earnings per common
           share and common
           share equivalent                        $.56              $.54                      $.10              $.07
                                                   ====              ====                      ====              ====

         Earnings per common
           share assuming full
           dilution                                $.54              $.52                      $.10              $.07
                                                   ====              ====                      ====              ====

                                                                               8
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                FEBRUARY 29, 1996
                                -----------------
                                   (Unaudited)
               (In thousands, except per share amounts)                Continued




NOTE C - ACQUISITIONS - Continued
- ---------------------

         In January 1996, the Company acquired all of the outstanding shares of TCI, Inc. The merger has been accounted for as a pooling of interests. Accordingly, historical financial data presented in this report has been restated to include the accounts and transactions of TCI, Inc. as though TCI were acquired as of June 1, 1994. The following table reconciles combined net sales, net income and earnings per share of the separate companies for the nine months ended February 28, 1995.

                                                                                                    Fully
                                                                                 Primary           Diluted
                                                                                Earnings          Earnings
                                                                                   Per               Per
                                    Net Sales             Net Income             Share *           Share *
                                    ---------             ----------             -------           -------

         RPM as previously
           reported                 $736,509               $ 40,966               $.57              $.55

         Effect of TCI, Inc.
           pooling                    10,019                  1,146                 -                 -
                                    --------               --------               ----              ---

         Combined                   $746,528               $ 42,112               $.57              $.55
                                    ========               ========               ====              ====


         *Share data has been restated to reflect a 25% stock dividend paid
          December 8, 1995

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------
                      NINE MONTHS ENDED FEBRUARY 29, 1996
                      -----------------------------------

RESULTS OF OPERATIONS
- ---------------------

         The Company acquired TCI, Inc., a leading manufacturer of powder coatings with annual sales of approximately $20 million, on January 12, 1996 on a pooling of interests basis. Prior year results have been restated to reflect this pooling (refer to Note C for additional details). Although TCI is expected to have neutral results this year, it should produce positive results in 1997 and beyond.

         The Company's sales increased 10% the first nine months of this year and 9% in the third quarter, compared with last year. Acquisitions, primarily those of Rust-Oleum Corporation on June 28, 1994, and Dryvit Systems, Inc. on September 21, 1995, accounted for approximately two-thirds of these increases. Existing operations generated the remaining sales growth from a combination of pricing adjustments that have averaged less than 3% year-to-year and slightly higher unit volume. Exchange rate differences and small product line additions had a slightly positive effect on sales this year over last.

         A slight gross profit margin decline during the third quarter caused this margin to be slightly behind last year's level after the first nine months. The acquisitions tended to somewhat strengthen this margin, but did not overcome the effects of increases in material costs, especially among the consumer product lines. Management continues to make every effort to effectively negate raw material and packaging cost increases through the leverage of combined purchasing of significant materials, pricing adjustments, and product reformulations.

         As indicated last quarter, the Company has initiated an expense reduction campaign in consideration of the slower than planned sales growth. The positive effects of this campaign were evident during this past quarter as the Company's selling, general and administrative expenses were a lower percentage of sales than the third quarter a year ago, with the nine month levels equal relative to sales. This improvement was despite the fact that Dryvit, with its unfavorable seasonality during the Company's third quarter plus its related acquisition costs, had a slight negative impact on the quarter.

         The increase in interest expense after nine months reflects primarily the indebtedness associated with Rust-Oleum, Dryvit and other acquisitions with the balance attributable to comparatively higher interest rates and the LYONs interest accretion. Debt reductions of approximately $29 million during the past year and slightly higher interest income reduced net interest expense comparatively.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------
                      NINE MONTHS ENDED FEBRUARY 29, 1996
                      -----------------------------------


         The tax attributes of the TCI acquisition had historically passed through to its respective shareholders. Consequently, on a restatement basis, last year's provision for income taxes shows a lower percentage of pre-tax income than this year's mainly from the effects of this pooling, plus the tax treatment of certain acquisition related expenses this year.

         The Company's foreign sales and results of operations are impacted by currency fluctuations. Since most of the Company's foreign operations are in Belgium, and since the Belgian franc has been a fairly stable currency in relation to the majority of other currencies in which those operations conduct their business, this effect has been minimal. In addition, foreign debt is denominated in the respective foreign currency, thereby eliminating the exchange impact on earnings.

         The Company's earnings per share this year are affected by the averaging of Company shares issued in connection with the Dryvit acquisition (more fully described below). All previously reported per share data have been restated to reflect the 25% stock dividend issued December 8, 1995, and treated as a 5-for-4 stock split.


CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

CASH PROVIDED FROM OPERATIONS
         Cash flow from operations continues to be the primary source of financing the Company's internal growth. The Company generated cash from operations of $63.4 million during the first nine months, down slightly from $64.3 million a year ago. There had been a significant one-time reduction of working capital at Rust-Oleum upon its acquisition in June 1994, without which cash generation from operations this year would have exceeded that of last year.

INVESTING ACTIVITIES
         The Company's capital expenditures generally do not exceed depreciation and amortization in a given year.

         The Company invested $45.8 million in the purchase of Dryvit and several smaller businesses this year, net of cash acquired. The Company historically has acquired complementary businesses and this trend is expected to continue.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------
                      NINE MONTHS ENDED FEBRUARY 29, 1996
                      -----------------------------------


FINANCING ACTIVITIES
         On June 15, 1995, the Company issued and sold $150 million (aggregate principal) of 7% Senior Unsecured Notes due 2005. The total net proceeds of this offering were used to reduce the $190 million balance of the Company's $300 million revolving credit agreement to $40 million. The Company has since reduced its revolving credit facility to $150 million and extended its final maturity to 2000.

         The Company completed the acquisition of Dryvit Systems, Inc. on September 21, 1995 for approximately $32 million in cash, the retirement of approximately $14.5 million of Dryvit's existing long-term debt, and the issuance of 4 million (restated for 12/08/95 stock split) Company shares. The Company's revolving credit facility was utilized for the cash and debt retirement portions of this transaction. This instrument had an outstanding balance of $92 million at February 29, 1996, having been reduced by over $19 million so far this year, net of the uses of this facility for acquisitions.

         As a result of primarily the share issuance to acquire Dryvit, the Company's debt capital ratio improved to 51% from 54% at May 31, 1995. Working capital increased to $280 million from $272 million at May 31, 1995, with the current ratio improving to 2.9:1 from 2.8:1.

         The Company maintains excellent relations with its banks and other financial institutions to further enable the financing of future growth opportunities.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
               CONSOLIDATED STATEMENTS OF COMPUTATIONS OF EARNINGS
               ---------------------------------------------------
                  PER COMMON SHARE AND COMMON SHARE EQUIVALENTS
                  ---------------------------------------------
                                   (Unaudited)
                    (In thousands, except per share amounts)
                                                                      Exhibit XI
                                                                      ----------



                                                              Nine Months Ended
                                                          ---------------------------
                                                          February 29,   February 28,
                                                              1996           1995
                                                          ------------   ------------
                                                                           Restated *
Shares Outstanding
     For computation of primary earnings per
        common share
            Weighted average shares                             75,737         73,095
            Net issuable common share equivalents                  427            398
                                                          ------------   ------------
              Total shares for primary earnings
                 per share                                      76,164         73,493

     For computation of fully-diluted earnings
        per common share
           Additional shares issuable assuming
              conversion of convertible securities               9,767          9,767

           Additional common shares equivalents;
              ending market value higher than
              average market value                                   0             18
                                                          ------------   ------------
                 Total shares for fully-diluted
                    earnings per share                          85,931         83,278
                                                          ============   ============

Net Income
     Net income applicable to common shares for
        primary earnings per share                        $     44,298   $     42,112
           Add  back interest net of tax on convertible
              securities assumed to be converted                 3,710          3,523
                                                          ------------   ------------
     Net income applicable to common shares for
        fully-diluted earnings                            $     48,008   $     45,635
                                                          ============   ============


     Earnings Per Common Share and Common Share
        Equivalents                                       $        .58   $        .57
                                                          ============   ============


     Earnings Per Common Share Assuming Full
        Dilution                                          $        .56   $        .55
                                                          ============   ============


* Data for February 28, 1995 has been restated to reflect a 25% stock dividend paid on December 8, 1995, and to reflect the January 12, 1996 acquisition of TCI, Inc. accounted for under the pooling of interests method.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          RPM, INC. AND SUBSIDIARIES


ITEM 3 -- LEGAL PROCEEDINGS
- ---------------------------


                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, and as updated in the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995 and November 30, 1995, Bondex International, Inc., a wholly-owned subsidiary of the Company ("Bondex") was named one of numerous corporate defendants in 401 then pending asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions in the United States. Subsequently, an additional 21 such cases were filed and 6 such cases were dismissed with prejudice pursuant to voluntary dismissals by plaintiffs, or dismissals pursuant to summary judgment based upon the inability of the plaintiffs involved to produce evidence of exposure to or use of any Bondex asbestos-containing product. Bondex continues to deny liability in all 416 cases that remain pending and continues to vigorously defend them. Under a cost-sharing agreement among Bondex and its insurers effected in February, 1994, the insurers pay the bulk of defense costs and indemnity payments, if any, in connection with asbestos litigation and Bondex is responsible for the balance.

                  Dryvit Systems, Inc., a wholly-owned subsidiary of the company ("Dryvit"), has been named as a co-defendant in six separate but related attempted class action lawsuits: TODD, ET AL. V. DRYVIT ET AL., filed in U.S. District Court in North Carolina; CA No. 7-95-CV- 188F(1); RUFF ET AL., V. DRYVIT, ET AL., filed in the Superior Court in North Carolina; CA No. 96CVS-0059; HANDFIELD ET AL., V. DRYVIT ET AL., filed in U.S. District Court in South Carolina; CA No. 2:96-207-21; EDMONDSON ET AL., V. DRYVIT ET AL., filed in the U.S. District Court in North Carolina; CA No. 5:96-CV-130-F2; BAKER V. DRYVIT, ET AL., filed in U.S. District Court in North Carolina; CA No. 7:96CV-38-BR-3; and MORGAN V. DRYVIT, ET AL., filed in U.S. District Court in Northern Florida; CA No. 4:96CV127MP. The suits attempt to certify classes comprised of owners of structures clad with products manufactured by Dryvit or other similarly situated manufacturers. Several of the suits limit the attempted class members to owners of residential structures constructed since January 1, 1986, while others attempt to incorporate all such structures, commercial and residential, constructed since 1969. All of the suits allege that the Dryvit cladding, known as EIFS (Exterior Insulation Finish System), is defective because it allegedly traps moisture inside the wall assembly, resulting in damage to the structure. The EIFS are not alleged to be the source of the moisture. The suits allege damages in excess of Fifty Thousand Dollars ($50,000) per individual class member.

                  All of the cases are in the preliminary discovery stage. Class certification will be vigorously contested in each case. However, in the RUFF state court case, the court initially certified the class EX PARTE, and without notice to the defendants. The defendants, including Dryvit, have appealed that decision, and have secured a stay of the class certification, pending the appeal.

                           RPM, INC. AND SUBSIDIARIES

                  Dryvit has denied the allegations of the various complaints and will vigorously defend them. Dryvit and its co-defendants, to the extent deemed necessary and appropriate, will also attempt to have these matters consolidated. Dryvit's defense has been assumed under reservation of rights by a group of its insurance carriers. Dryvit historically has maintained primary and excess liability coverage and believes it is adequately insured with respect to these matters.


                  ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K


        (a)     Exhibits
                --------

                Official Exhibit                               Sequential
                     Number              Description          Page Number
                ----------------     -------------------     -------------
                       XI            Statement regarding          12
                                     computation of per
                                     share earnings

        (b)     Reports on Form 8-K
                -------------------

                        No Reports on Form 8-K were filed during the quarter ended February 29, 1996

                                  SIGNATURES
                                  ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RPM INC.



                                        By /s/ Thomas C. Sullivan
                                          --------------------------------
                                          Thomas C. Sullivan,
                                          Chairman & Chief
                                          Executive Officer




                                        By /s/ Frank C. Sullivan
                                          -------------------------------
                                          Frank C. Sullivan,
                                          Chief Financial Officer



Date: April 15, 1996