Form 10-K
period 1996-05-31
RPM INC/OH/
filed 1996-08-29
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (Fee Required)

For the fiscal year ended May 31, 1996

                                       OR

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No Fee Required)

For the transition period from __________ to ___________

                           Commission File No. 0-5132

                                    RPM, INC.

             (Exact Name of Registrant as Specified in its Charter)

                  Ohio                                      34-6550857
- -------------------------------                    ----------------------------
(State or Other Jurisdiction of                    (IRS Employer Identification
Incorporation or Organization)                     No.)

P.O.  Box 777,  2628 Pearl Road,  Medina, Ohio                      44258
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code: (330) 273-5090

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, Without Par Value
                        --------------------------------
                                (Title of Class)

                     Liquid Yield Option Notes(TM) Due 2012
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

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

                  As of August 23, 1996, 77,471,058 Common Shares were outstanding, and the aggregate market value of the Common Shares of the Registrant held by non-affiliates (based upon the closing price of the Common Shares as reported on the NASDAQ National Market on August 23, 1996) was approximately $1,193,350,309. For purposes of this information, the 2,299,385 outstanding Common Shares which were owned beneficially as of August 23, 1996 by executive officers and Directors of the Registrant were deemed to be the Common Shares held by affiliates.

                       Documents Incorporated by Reference

                  Portions of the following documents are incorporated by reference to Parts II, III and IV of this Annual Report on Form 10-K: (i) definitive Proxy Statement to be used in connection with the Registrant's Annual Meeting of Shareholders to be held on October 18, 1996 (the "1996 Proxy Statement") and (ii) the Registrant's 1996 Annual Report to Shareholders for the fiscal year ended May 31, 1996 (the "1996 Annual Report to Shareholders").

                  Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 1996.

- ---------------

(TM)Merrill Lynch & Co., Inc.

                                     PART I

ITEM 1.           BUSINESS.

                                   THE COMPANY

                  RPM, Inc. ("RPM" or the "Company") was organized in 1947 as an Ohio corporation under the name Republic Powdered Metals, Inc. On November 9, 1971, the Company's name was changed to RPM, Inc. As used herein, the terms "RPM" and the "Company" refer to RPM, Inc. and its subsidiaries, unless the context indicates otherwise. The Company has its principal executive offices at 2628 Pearl Road, P.O. Box 777, Medina, Ohio 44258, and its telephone number is
(330) 273-5090.

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

                  ACQUISITIONS. As part of this acquisition program, in August 1995, the Company acquired all of the outstanding shares of Star Finishing Products, a manufacturer of furniture finishes. In addition, in September 1995, the Company completed the acquisition of Dryvit Systems, Inc. (through the purchase of all the outstanding shares of Dryvit's non-operating parent Narragansett/DSI Acquisition Co., Inc.), a manufacturer of coatings for exterior wall insulating and finishing systems. In addition, in January 1996, the Company acquired all of the outstanding shares of TCI, Inc., a manufacturer of powdered coatings with annual sales of approximately $20 million.

                  Subsequent to the fiscal year-end, in June 1996, the Company acquired all of the outstanding shares of Okura Holdings, Inc., a manufacturer of molded and pultruded fiberglass reinforced plastic grating products, used for pedestrian walkways, platforms, staircases and similar types of industrial structures. In addition, in July 1996, the Company's Carboline subsidiary purchased a majority interest in Chemrite Coatings Limited, a South African licensee that provides industrial coatings throughout South Africa and neighboring countries. Chemrite has manufactured and sold Carboline products under license for 16 years.

                  NOTE OFFERING. On June 20, 1995, the Company privately placed $150 million principal amount of 7.0% Senior Notes Due 2005 (the "Old Notes") pursuant to a Purchase Agreement dated as of June 15, 1995, by and among the Company, and Chase Securities, Inc. and Bear, Stearns & Co., Inc. Pursuant to the terms of the Purchase Agreement, in November 1995, the Company completed an exchange offer whereby the Old Notes were exchanged for an equal amount of registered 7.0% Senior Exchange Notes Due 2005 (the "New Notes").

                  The form and term of the New Notes are the same as the form and terms of the Old Notes except that the New Notes have been registered under The Securities Act of 1933, and, therefore, the New Notes do not bear legends restricting their transfer.

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

                  The protective coating products manufactured by RPM are used primarily on property which already exists. RPM is not involved to any great degree in new construction and, therefore, is generally less affected by cyclical movements in the economy. RPM markets its products in approximately 130 countries and operates manufacturing facilities in 56 locations in the United States, Belgium, Canada and The Netherlands.

INDUSTRIAL PRODUCTS

                  RPM's industrial products represent approximately 60% of the Company's sales. The numerous protective coatings manufactured by the Company are used in a variety of industrial applications including waterproofing, general maintenance, corrosion control and other specialty chemical applications.

                  The Company manufactures a number of products designed for waterproofing applications. These waterproofing products include sealants, deck coatings, membranes and water-based coatings for commercial and industrial maintenance produced by the Company's Mameco International, Martin Mathys, Consolidated Coatings and ESPAN businesses.

                  The Company also manufactures a variety of products used for general commercial and industrial maintenance. These products include roofing products, such as asphaltic aluminum roof deck coating produced by RPM's original business unit, Republic Powdered Metals, and Geoflex and Hy-Shield premium single-ply roofing materials, as well as high-performance polymer floors, linings and wall systems produced by Stonhard. The Company's general maintenance product line has been expanded by recent acquisitions including the following products: Dryvit coatings and adhesives for exterior wall insulation and finish systems and TCI powdered coatings.

                  The Company's industrial product line also includes a broad-line of high-performance corrosion control coatings. The Company's Carboline subsidiary manufactures high-performance corrosion-resistant protective coatings, fireproofing, tank linings and floor coatings, and markets these products to industrial, architectural and applicator companies throughout the world. The Company's various other corrosion-resistant coatings include the Rust-Oleum, Plasite and Alox brands.

                  The Company also produces a variety of specialty chemical products within selected niche markets. Products manufactured for specialty chemical applications include: Day-Glo and Radiant Color fluorescent colorants and pigments; Mohawk, Star and Chemical Coatings furniture repair and restoration coatings; Chemspec commercial carpet cleaning solutions; ValvTect diesel fuel additives; American Emulsions dye additives for textile dying and finishing; and concrete admixtures sold by Euclid Chemical, RPM's 50-50 joint venture with Holderbank.


CONSUMER PRODUCTS

                  RPM's consumer products represent approximately 40% of the Company's sales. The Company's consumer products include products designed for the household do-it-yourself, automotive repair and hobby and leisure markets.

                  RPM's primary consumer do-it-yourself businesses are Rust-Oleum, Zinsser, Kop-Coat and Bondex International. Rust-Oleum manufactures high quality corrosion-resistant and decorative coatings for the household maintenance and light industrial markets. Zinsser manufactures a broad line of specialty primers and sealants and is the nation's leading producer of shellac items used as pharmaceutical glazes, confectioner's glazes, citrus fruit coatings and wood coatings. Kop-Coat manufactures pleasure marine coatings and compounds and wood treatment products. Bondex International produces a nationwide line of household patch and repair products, in addition to basement waterproofing products. Other consumer do-it-yourself products include: fabrics, window treatments and wall coverings sold by Design/Craft Fabric and Richard E. Thibaut; and Wolman deck coatings, sealants and brighteners. RPM's consumer do-it-yourself products are marketed through thousands of mass merchandise, home center and hardware stores throughout North America.

                  The Company also manufactures products for the hobby and leisure markets including: Testor's model kits and accessory products; the Craft House line of crafts and hobby products for children, including Paint-by-Number and pre-school activity sets; Linberg advanced model kits; and Floquil/Polly S Color hobby, art and craft coatings. RPM's consumer hobby and leisure products are marketed through thousands of mass merchandise, toy and hobby stores throughout North America.

                  Other consumer product lines include repair and auto body paints and specialty products for the automotive aftermarket manufactured by the Company's Dynatron/Bondo and Mar-Hyde businesses. Products marketed by these units include spray paints, body fillers, vinyl colors, bumper repair products and other specialty repair products.

FOREIGN OPERATIONS

                  The Company's foreign operations for the year ended May 31, 1996 accounted for approximately 11.9% of its total sales, although it also receives license fees and royalty income from numerous license agreements and joint ventures in foreign countries. The Company has manufacturing facilities in Canada, Belgium and The Netherlands, and sales offices or public warehouse facilities in the Czech Republic, England, France, Iberia, Mexico, the Philippines, Singapore and several other countries. Information concerning the Company's foreign operations is set forth in Note I (Industry Segment and Geographic Area Information) of Notes to Consolidated Financial Statements, which appear elsewhere in this Annual Report on Form 10-K.

COMPETITION

                  The Company is engaged in a highly competitive industry and, with respect to all of its major products, faces competition from local and national firms. Several of the companies with which RPM competes have greater financial resources and sales organizations than the Company. While no accurate figures are available with respect to the size of or the Company's position in the market for any particular product, management believes that the Company is a major producer of aluminum coatings, cement-based paint, hobby paints, marine coatings, furniture finishing repair products, automotive repair products, industrial corrosion control products, consumer rust-preventative coatings, polymer flooring, fluorescent coatings and pigments, exterior wall and finishing systems and shellac-based coatings. The Company, however, does not believe that it has a significant share of the total protective coatings market.

PATENTS, TRADEMARKS AND LICENSES

                  No single patent, trademark (other than the marks Day-Glo(R), Rust-Oleum(R) and Carboline(R), which are material), name or license, or group of these rights, is material to the Company's business.

                  Day-Glo Color Corp., a subsidiary of the Company, is the owner of over 50 trademark registrations of the mark and name "DAY-GLO(R)" in numerous countries and the United States for a variety of fluorescent products. There are also many other foreign and domestic registrations for other trademarks of the Day-Glo Color Corp., for a total of over 100 registrations. These registrations are valid for a variety of terms ranging from one year to 20 years, which terms are renewable as long as the marks continue to be used. Renewal of these registrations is done on a regular basis.

                  Rust-Oleum Corporation, a subsidiary of the Company, is the owner of over 50 United States trademark registrations for the mark and name "RUST-OLEUM(R)" and other trademarks covering a variety of rust-preventative coatings sold by Rust-Oleum Corporation. There are also many foreign registrations for "RUST-OLEUM(R)" and the other trademarks of Rust-Oleum Corporation, for a total of nearly 400 registrations. These registrations are valid for a variety of terms ranging from one year to 20 years, which terms are renewable for as long as the marks continue to be used. Renewal of these registrations is done on a regular basis.

                  Carboline Company, a subsidiary of the Company, is the owner of a United States trademark registration for the mark "CARBOLINE(R)." Carboline Company is also the owner of several other United States registrations for other trademarks. Renewal of these registrations is done on a regular basis.

                  The Company's product trademarks also include: ALOX(R), ALUMANATION(R), AVALON(R), B-I-N(R) PRIMER-SEALER, BITUMASTIC(R), BONDO(R), BONDEX(R), BULLS EYE(R) SHELLAC, COLOR DOUGH(R), CRAFT HOUSE, DRYVIT(R), DYNALITE(R), DYNATRON(R), EASY FINISH(R), EPOXSTEEL(R), FLOQUIL(R), GEOFLEX(R), LUBRASPIN(TM), MAR-HYDE(R), MOHAWK(R), PARASEAL(R), PERMAROOF(R), PETTIT(TM), PLASITE, SANITILE(R), STONCLAD(R), STONHARD(R), STONLUX(R), TALSOL(R), TESTORS(R), ULTRALITE(TM), VULKEM(R), WOOLSEY(R), ZINSSER(R) and Z-SPAR(R); and, in Europe, RADGLO(R) and MARTIN MATHYS.

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

SEASONAL FACTORS

                  The Company's business is seasonal due to outside weather factors. The Company historically experiences strong sales and income in its first, second and fourth fiscal quarters comprised of the three month periods ending August 31, November 30 and May 31, respectively, with weaker performance in its third fiscal quarter (December through February).

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

RESEARCH

                  The Company's research and development work is performed in various laboratory locations throughout the United States. During fiscal years 1996, 1995 and 1994, the Company invested approximately $13.7 million, $12.3 million and $11.1 million, respectively, on research and development activities. The customer sponsored portion of such expenditures was not significant.

ENVIRONMENTAL MATTERS

                  Several of the Company's subsidiaries are involved in various environmental claims or proceedings relating to facilities currently or previously owned, operated or used by such subsidiaries, or their predecessors. In addition, the Company or its subsidiaries, together with other parties, have been designated as potentially responsible parties ("PRPs") under federal and state environmental laws for the remediation of hazardous waste at certain disposal sites (see ITEM 3. LEGAL PROCEEDINGS). In connection with its evaluation of these PRP sites, the Company's management takes into consideration the input of outside legal counsel, the number of parties involved at the site, joint and several liability of other PRPs, and the level of volumetric contribution which may be attributed to the Company relative to that attributable to other parties at such sites. Based on the above analysis, management estimates, to the extent possible, the restoration or other clean-up costs and related claims for each site.

                The Company's environmental-related accruals are established and/or adjusted as information becomes available upon which more accurate costs can be reasonably estimated. Actual costs may vary from these estimates due to the inherent uncertainties involved. In management's opinion, based upon information presently available, the outcome of these environmental matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity. However, such costs could be material to results of operations in a future period.

EMPLOYEES

                  The Company employs approximately 5,300 persons, of whom approximately 900 were represented by unions under contracts which expire at varying times in the future. The Company believes that its relations with its employees are good.

ITEM 2.           PROPERTIES.

                  The Company's corporate headquarters and a plant and offices for one subsidiary are located on an 80-acre site in Medina, Ohio, which is owned by the Company. The Company's operations occupy a total of approximately
5.3 million square feet, with the majority, approximately 4.3 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 5.3 million square feet occupied, 4.3 million square feet are owned and 1.0 million square feet are occupied under operating leases. The Company's facilities of 200,000 square feet or larger, as of May 31, 1996, are set forth in the table below.

                                                                    APPROXIMATE
                                                                    SQUARE FEET
                                        TYPE OF                         OF                        LEASED OR
          LOCATION                      FACILITY                    FLOOR SPACE                     OWNED
          --------                      --------                    -----------                     -----

Pleasant Prairie,             Manufacturing and                       298,000                       Owned
         Wisconsin            Warehouse (Rust-Oleum
                              Corporation)

Toledo,                       Manufacturing, Office and               280,000                       Owned
         Ohio                 Warehouse (Craft House
                              Corporation)

- ---------------------------

                  For information concerning the Company's rental obligations, see Note E (Leases) of Notes to Consolidated Financial Statements, which appear elsewhere in this Annual Reoprt on Form 10-K. Under all of its leases, the Company is obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.

                  The Company believes that its manufacturing plants and office facilities are well maintained and suitable for the operations of the Company.

ITEM 3.           LEGAL PROCEEDINGS.

                  Bondex.
                  -------

                  Bondex International, Inc., a wholly owned subsidiary of the Company ("Bondex"), was dismissed with prejudice from seven asbestos-related bodily injury lawsuits which had been filed against Bondex and other corporate defendants. The dismissals resulted from the inability of plaintiffs to produce evidence of use of or exposure to any Bondex asbestos-containing product. One additional such lawsuit was settled by Bondex's insurers for a nominal amount. With the addition of 22 newly-filed cases, there are currently pending against Bondex a total of 430 asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions in the United States. All of these lawsuits name numerous other corporate defendants and all allege bodily injury as a result of the exposure to or use of asbestos-containing products. Bondex continues to deny liability in all of these cases and continues to vigorously defend them. Under a cost-sharing agreement among Bondex and its carriers effected in February 1994, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments, if any, with Bondex responsible for a minor portion of each.

                  Carboline.
                  ----------

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, Carboline Company, a wholly owned subsidiary of the Company ("Carboline"), has been named as one of 21 corporate defendants in Rufino O. Cavazos, et al., vs. Ceilcote Company, et al., District Court, 73rd Judicial District, Bexar County, Texas; Cause No. 89-CI-12651, filed in March 1990, and in similar suits subsequently filed on behalf of individuals (and, where applicable, their spouses and children) employed at the Comanche Peak Nuclear Plant and the South Texas Nuclear Plant. Several supplemental petitions have been filed in Bexar County for the purpose of adding other spouses and children of the worker plaintiffs, bringing the total number of Bexar County plaintiffs to 10,556. Another suit with virtually identical allegations was filed on December 29, 1993 in Rusk County, Texas. That suit, Cause No. 93-470; Mary Gunn, et al. vs. Southern Imperial Coatings Corp., 4th District Court, Rusk County, Texas, involves 201 worker plaintiffs and 128 spouses. All of the suits allege bodily injury as a result of exposure to defendants' products. The litigation is continuing in the discovery stage. With respect to the Bexar County cases, the court has indicated the summary jury trials involving 10 plaintiffs each will be scheduled, although specific trial dates have not been set. Carboline has denied all liability in these cases and is conducting a vigorous defense. Several of Carboline's insurance carriers, and Carboline, are defending the lawsuits under a cost sharing agreement.

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, and as updated in the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995, in September 1991, Our Lady of the Lake Hospital, Inc. ("OLOL") filed suit captioned Our Lady of the Lake Hospital, Inc. vs. Carboline Company, et al., Number 373,498, Division "J", Nineteenth Judicial District Court, Parish of East Baton Rouge, State of Louisiana, alleging damages to the structural steel of the hospital which it owns and operates in Baton Rouge, Louisiana. The petition alleged that the damages resulted from its use of a fireproofing product known as Pyrocrete 102 manufactured and supplied by Carboline; that Pyrocrete 102 is extremely corrosive when applied to structural steel, contains a latent defect, and is defective. On July 13, 1994, OLOL filed a Second Supplemental and Amending Petition which joined as party defendants Sun Company, Inc. ("Sun") and Carboline Company, a Missouri corporation which was merged into Sun pursuant to a statutory merger in 1980 ("Carboline Missouri"); claimed that the product was not fit for its intended purpose, claimed fraud, breach of contract, breach of warranty and product liability and sought punitive damages and attorneys fees. In July 1995, OLOL filed a motion seeking leave of court to further amend its petition and allow it to make additional allegations of fraud, concealment, misrepresentation, failure to warn, and breach of contract; claimed damages from the presence of chlorides and amended its claim for punitive damages, attorneys fees, and interest. Pursuant to an agreement between Carboline and Sun, Carboline provided a defense for Sun in this litigation. The Petition did not set forth the amount of damages being claimed; however, in one of the briefs filed in the appellate court, OLOL claimed it would cost in excess of $20 million to repair the damage to the hospital building. In addition, OLOL claimed that it suffered lost revenues, lost profits, and other damages which exceeded the claim for repair damages.

                  In August 1992, OLOL filed suit against Sun captioned Our Lady of the Lake Hospital, Inc. vs. Sun Company, Inc., Number 384,867, Division "I", Nineteenth Judicial District Court, Parish of East Baton Rouge, State of Louisiana, making allegations similar to the allegations in Number 373,498, described above, and seeking to recover alleged damages to the structural steel of the OLOL hospital. In addition, in the original petition filed in this suit, OLOL alleged that Carboline Missouri manufactured and supplied the Pyrocrete to OLOL and thereafter merged with Sun in January 1980, with Sun remaining as the surviving corporation responsible for the obligations of Carboline Missouri. On June 29, 1993, OLOL filed a First Supplemental and Amending Petition ("Amended Petition") which added Carboline as an additional defendant. The Amended Petition generally alleged that Carboline damaged OLOL through fraud and also breached a contractual obligation of service after the sale. The Amended Petition alleged that OLOL will incur expenses and costs in excess of $20 million to repair the damages. Pursuant to an agreement between Carboline and Sun, Carboline provided a defense for Sun in this litigation. In June 1994, the court transferred and consolidated this suit with Case Number 373,498. On August 30, 1995, the claims filed in Case Number 384,867 were dismissed without prejudice on the grounds that the claims were now included in Case Number 373,498. A related suit against Sun captioned Our Lady of the Lake Hospital, Inc. vs. Sun Company, et al., Case Number 395,932 in the same court was also dismissed without prejudice.

                  Carboline denied the allegations of both OLOL's claims and vigorously contested them. Carboline's defense was assumed by First Colonial Insurance Company ("First Colonial"), a wholly-owned insurance subsidiary of the Company.

                  In May 1995, Carboline filed a Supplemental and Amended Third Party Demand in Case Number 373,498, against a number of its primary and excess insurance carriers seeking, among other things, a judgment that the insurance carriers are obligated to defend and/or indemnify Carboline against the claims alleged by OLOL. In their Answers to Carboline's Supplemental and Amended Third Party Complaint, the insurance carriers have raised a number of exceptions and defenses to Carboline's claims for defense and indemnity.

                  On July 10, 1996, OLOL, Carboline and Sun entered into a confidential Settlement Agreement with respect to all claims and disputes presented in, arising out of, or relating in any way to the claims filed by OLOL in Case Numbers 373,498; 384,867; and 395,932. The confidential settlement payment to OLOL was primarily funded with payments and commitments from several Carboline insurers, along with a contribution by Carboline. Pursuant to the settlement, OLOL's petitions, as supplemented and amended, in Case Numbers 373,498; 384,867; and 395,932, were dismissed with prejudice.

                  Carboline has entered into confidential settlements with a number of its insurers who have been or will be dismissed from the litigation. Carboline's third party claims against certain non-settling insurers and other parties remain pending in Case Number 373,498. Carboline is currently engaged in settlement negotiations with the remaining third party defendants. The trial of Carboline's third party claims is scheduled for March 1997.

                  In 1995, the Company and Carboline were joined as defendants in La Gloria Oil & Gas Company vs. Carboline Company, et al., Cause No. 95-959-C in the 241st Judicial District Court of Smith County, Texas. Sun is also named as a defendant based on its prior ownership of Carboline. In that case, the Plaintiff, an owner and operator of a petroleum refinery in Tyler, Texas, contends that a fireproofing product previously designed and manufactured by Carboline, Pyrocrete 102, is defective and not fit for its intended purpose. More specifically, the Plaintiff contends that the product resulted in deterioration and corrosion of various steel components at the refinery. Additionally, the Plaintiff contends that Carboline has been engaged in fraud and a civil conspiracy in connection with the alleged failure to disseminate information concerning Pyrocrete 102. The Plaintiff has alleged similar claims against Sun. On July 1, 1996, Plaintiff served Answers to Carboline's First Set of Interrogatories which allege, among other things, that Plaintiff seeks compensatory damages in excess of $10 million as well as exemplary damages. The Company was joined in the litigation as a defendant based upon the contention that it was also involved in fraud and a conspiracy with respect to the subject product. The Company filed a special appearance, contending that the Texas court did not have personal jurisdiction over the Company. On July 19, 1996, the court sustained the special appearance, and dismissed all claims and causes of action against the Company. The case continues against Carboline and Sun, as well as co-defendants Brown & Root, Inc. and Fluor Daniel, Inc., and is in the early discovery stages. Pursuant to an agreement between Carboline and Sun, Carboline is providing a defense for Sun in this litigation.

                  Carboline has denied the allegations in the litigation and intends to vigorously defend the case. Although there has been some diminishment of insurance policy limits available to Carboline as a result of the settlement of the Our Lady of the Lake Hospital, Inc. vs. Carboline Company, et al., litigation described above, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, Carboline was, in May 1993, named by the U.S. Environmental Protection Agency ("EPA") together with 36 other entities as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA") in connection with the Powell Road Landfill Site, Huber Heights, Ohio (the "Site"). Carboline is alleged to be associated with the Site as a consequence of disposal of waste originating at its Xenia, Ohio plant. Carboline joined with other PRPs (now totaling 45) in a "PRP Organization Agreement" for the purpose of conducting a common response to any claim for removal or response action asserted by the EPA or the State of Ohio or conducting a common defense to any such claim. An intensive investigation to identify other PRPs was conducted which identified 321 generator PRPs (296 of which contributed de minimis amounts to the Site), several municipal generator PRPs and transporter PRPs. Between 1987 and 1991, the owner of the Site, Waste Management, Inc., conducted a remedial investigation ("RI") and feasibility study ("FS") and, in 1991, submitted the RI/FS to EPA. The EPA approved the RI in March 1992 and approved the FS in March 1993. Based on the RI/FS, EPA issued its Record of Decision ("ROD") in September 1993, in which it selected the remedy for the cleanup of the Site. The ROD estimates the remedy will cost $20.5 million and take six years to implement. Four PRPs, including the owner of the Site (but not Carboline), have entered into an Administrative Order on Consent with EPA to prepare the Remedial Design for the selected remedy. The final design has been submitted to the EPA for approval. Based upon the final design submitted, Waste Management, Inc. estimates that the total costs for investigation, design, construction, operation and maintenance activities at the Site will be $30.8 million. Based upon Carboline's estimated allocated share of total waste volume at the Site (which ranges between 0.5% to 1.552%) the Company believes that ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

                  Mac-O-Lac.
                  ----------

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, the Company has been identified as a PRP under CERCLA in connection with the Rose Township Dump Site, Rose Township, Michigan (the "Rose Township Site") and the Springfield Township Dump Site, Springfield Township, Michigan (the "Springfield

Site") as a consequence of the disposal of waste originating at Mac-O-Lac Paints, Inc., a former subsidiary of the Company whose assets were sold in February 1982.

                  With respect to the Rose Township Site, the Company and eleven other PRPs signed a Consent Decree which, on July 18, 1989, was entered by the Court in United States of America as AKZO Coatings of America, Inc. et al., U.S. District Court, Eastern District of Michigan, Southern Division; Civil Action No. 88-CV-73784-DT. Pursuant to the agreement, the PRPs established a $9 million fund to cover costs of remediation, of which the Company's share, $300,000, has been paid. The PRPs have installed a soil vapor extraction system as a method of remediation to replace soil flushing which was the originally specified remediation approach. The EPA had previously concluded that neither soil flushing nor enhanced soil flushing would achieve target cleanup levels for certain materials within the time frames specified in the remedial action plan attached to the Consent Decree. It is anticipated that soil vapor extraction will effectively perform the required cleanup.

                  With respect to the Springfield Site, the Company and other PRPs have been actively engaged in negotiations with the EPA and the Michigan Department of Natural Resources in an effort to reach agreement on mutually acceptable remediation parameters and have negotiated Administrative Orders on Consent Regarding Selected Response Activities and for Cost Recovery Settlement.

                  Based upon a July 14, 1995 decision of the United States Court of Appeals for the Sixth Circuit in United States of America vs. Cordova Chemical Company et al.; Case No. 92-2288, the Company believes it has no liability under CERCLA with respect to either the Rose Township Site or the Springfield Township Site, and therefore has declined to participate in any further PRP efforts at either site which would require the payment of significant additional monies by the Company. The Cordova Chemical decision is being reconsidered by the Court of Appeals through an en banc review. In the event the decision is reversed, the Company will reconsider its position.

                  Dryvit.
                  -------

                  As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, Dryvit Systems, Inc. ("Dryvit"), a wholly owned subsidiary of the Company, is a co-defendant in several separate but related lawsuits. These suits allege, under various causes of action, that Dryvit's wall cladding product (exterior insulation finish systems or "EIFS") is defective and has caused structural damage to the plaintiffs' homes or buildings. In the suits enumerated below, plaintiffs seek to certify classes comprised of owners of structures clad with EIFS products manufactured by Dryvit and other EIFS manufacturers.

                  Currently, there are four actions seeking class certification:
In Re Stucco, filed in Eastern District of North Carolina (96-CV-28-BR [2]), is a consolidation of four related cases which seeks to certify a class of owners of homes constructed since January 1, 1986; the Handfield case, filed in U.S. District Court in South Carolina, Charleston Division (2:96-207-21), seeks to certify a class of owners of structures constructed since January 1, 1969; the Morgan case, filed in U.S. District Court in Northern Florida (4:96CV127MP), seeks to certify a class of owners of residential and commercial structures constructed since January 1, 1969; and the Ruff case, filed in North Carolina State Court (96-CVS-0059), seeks to certify a class of North Carolina owners of EIFS homes or buildings constructed since January 1, 1969.

                  A hearing in Ruff is scheduled in August to reconsider the court's ex-parte class certification. Plaintiffs in the Handfield case have filed a petition with the Judicial Panel on

Multi-District Litigation ("MDL") requesting that the related federal court cases be assigned to the MDL docket and transferred to U.S. District Court in South Carolina. The defendants, including Dryvit, are opposing the MDL petition. The other cases are either in the discovery phase with respect to class certification issues or are stayed pending resolution of the MDL petition.

                  Dryvit, through a joint defense arrangement, is conducting a vigorous defense both contesting the class certification requests and challenging the merits of the plaintiffs' claims. Dryvit believes that it is fully and adequately insured against the risks posed by these claims and Dryvit's insurance carriers are expected to defend Dryvit subject to a reservation of rights. Dryvit has also received a notice of Civil Investigative Demand ("CID") from the State of North Carolina Attorney General's office. The focus of the CID seeks documents with respect to whether Dryvit has misrepresented its EIFS products in its marketing, literature and advertising programs. Dryvit is cooperating fully with the Attorney General's office in the investigation and is confident of a favorable outcome.

                  Mohawk and Westfield.
                  ---------------------

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, Mohawk Finishing Products, Inc. ("Mohawk") and Westfield Coatings Corporation ("Westfield"), both wholly owned subsidiaries of the Company, were notified by EPA of their status as PRPs under CERCLA with respect to environmental contamination at the Solvents Recovery of New England Site (the "SRS Site") located in Southington, Connecticut. Since June 1992, the EPA has named in excess of 1,700 entities as PRPs in connection with the SRS Site. The EPA recently issued a volumetric list in which Mohawk was assigned a reduced volumetric share of 0.11118% of the waste sent to the SRS Site and Westfield was assigned a reduced volumetric share of 0.89440%. The PRPs have not as yet agreed to any final allocation formula, whether based on volume or otherwise. EPA has completed an early de minimis settlement with almost 1,000 PRPs who had sent less than 10,000 gallons to the SRS Site. Neither Mohawk nor Westfield qualified for that settlement. To date, EPA and the State of Connecticut have expended in excess of $5 million in connection with the SRS Site but the EPA has not yet selected the final remedial action. Several hundred PRPs, including Mohawk and Westfield, have consented to an administrative orders to perform non-time critical removal actions to contain contaminated water in the aquifer at the SRS Site and to perform both the Remedial Investigation and Feasibility Study.

                  In January 1994, the EPA notified Westfield of its status as one of approximately 300 PRPs at the Old Southington Landfill Superfund Site (the "Landfill") on the basis that process wastes from the SRS Site were sent to the Landfill prior to October 1967. The EPA has not issued a volumetric list for the Landfill, although it has issued a volumetric list of PRPs who sent materials to the SRS Site prior to October 1967. Westfield's share on that list is 0.90247%. In September 1994, EPA issued a Record of Decision which selected a source control remedy that consisted of installation of a cap on the Landfill together with a gas collection system. The estimated cost of the source control remedy is $16.1 million. EPA has deferred to a second operable unit the issue of whether to actively remediate groundwater at the Landfill, but is insisting that certain groundwater studies be performed which will likely cost several million dollars. EPA and the PRPs are currently engaged in mediation in an attempt to reach a settlement with respect to response costs at the Landfill.

                  The Company believes that the ultimate resolution of the SRS Site and the Landfill matters will not have a material adverse effect on the Company's financial position or results of operations.

                  Testor.
                  -------

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, the Testor Corporation, a wholly owned subsidiary of the Company ("Testor"), which had been identified by the EPA as a PRP under CERCLA in 1985 in connection with the Acme Solvent Site in Rockford, Illinois (the "Acme Site"), participated with other Acme Site PRPs in a voluntary remedial action pursuant to a Sharing Agreement entered into in 1986. That remedial action, Phase I of which is completed, involved removal and disposal of contaminated source materials from the Acme Site and a Supplemental Technical Investigation conducted by consultants to determine actions required for permanent remediation of soils and groundwater at the Acme Site in Phase II. Testor's share of Phase I remedial action costs totaled approximately $965,000. In September 1991, Testor entered into a Consent Decree with the EPA and a Sharing Agreement with 30 other Acme Site PRPs with respect to Phase II remedial action at the Acme Site, which also provided for reimbursement of the EPA for a portion of its past response costs, of which Testor's share of $60,000 was paid to the EPA in December 1991. Testor incurred and paid a sum of $206,015 toward Phase II remediation costs during the fiscal year ending May 31, 1994. Testor further incurred and paid the additional sums of $30,349 on July 20, 1995 and $22,927 on June 3, 1996 toward Phase II remediation costs.

                  A levy has been authorized by the Executive Committee of the Acme Site PRP group which will be payable on or about September 1, 1996. Testor's portion of such levy is expected to be in the approximate sum of $36,700.

                  Future cost estimates have been provided by the environmental contractor working on behalf of the PRPs. Total expenditures during calendar year 1996 at the Site are expected to total $2,479,000. During calendar year 1997 expenditures of $2,931,000 are anticipated. From calendar years 1998 through 2026 operation and maintenance costs are projected in a total sum of $9,635,000 at a rate of $280,000 for each of the first five years and $260,000 in each of the remaining 23 years, in addition to regulatory review costs. Each of these projections includes a contingency of 30%. Testor's share of such costs is currently assessed at 4.5853%, but is subject to change if new members are added to the settlor's coalition or present members withdraw.

                  Testor had filed a declaratory judgment action against its primary and excess insurers which had issued comprehensive generally liability (CGL policies) over an interval from 1962 through 1986 which sought an adjudication of the duty to defend and indemnify it in connection with the Acme Site. That case was settled for the sum of $2,200,000 which was received by Testor in January 1996. Testor had previously received additional payments toward the defense costs which it had incurred at the Site in the total amount of $364,000. The amounts received by Testor are in total satisfaction of any liability which the insurers may have incurred for the response costs which are expected to terminate in the 2026. The Company believes that the amounts received will be adequate to pay all future assessments made against Testor for expenses arising at the Acme Site. Accordingly, for purposes hereof, this matter is deemed finalized.

                  Rust-Oleum.
                  -----------

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, the EPA, in November 1979, commenced an action captioned United States of America vs. Midwest Solvent Recovery, Inc., et al.; United States District Court for the Northern District of Indiana, Eastern Division; Civil No. H-79-556, pertaining to pollution allegedly occurring at and around real property located at 7400 West Fifteenth Street, Gary, Indiana ("MIDCO I") and 5900 Industrial Highway, Gary, Indiana ("MIDCO II") (collectively, the "MIDCO Sites"). The Complaint was subsequently amended in January 1984 to join Rust-Oleum

Corporation, a wholly owned subsidiary of the Company ("Rust-Oleum"), and other entities as additional defendants. Rust-Oleum, one of approximately 130 identified PRPs, is alleged to be associated with the MIDCO Sites as a consequence of disposal of waste originating at its former Evanston, Illinois plant in the mid-1970's. The Court approved a Consent Decree in June 1992 under which Rust-Oleum entered into a Settlement Agreement with the other settling PRPs for the voluntary cleanup of the MIDCO Sites consistent with the EPA Record of Decision. All surface hazardous wastes have been removed from the MIDCO Sites and cleanup is now in the groundwater remediation stage. Remediation should be complete by the year 2002, with monitoring continuing for an undetermined period. Total remediation and monitoring costs are currently estimated to be $35 million. Included in the Consent Decree is an Agreement between the Settling PRPs, including Rust-Oleum, and third parties who had been sued for contribution by the generator PRPs, providing for payment by the third parties of their fair share of the MIDCO Sites remedial and response costs. Third party funds have been placed into the MIDCO Trust Fund, which has been created to fund the MIDCO Site remedial actions. Rust-Oleum, as a settling PRP, has provided financial assurance for its share of the cleanup costs in the form of a Letter of Credit.

                  In March 1988, the EPA named Rust-Oleum and 240 other entities as PRPs under CERCLA in connection with the Ninth Avenue Site at 7537 Ninth Avenue, Gary, Indiana (the "Ninth Avenue Site"). Rust-Oleum is alleged to be associated with the Ninth Avenue Site as a consequence of disposal of waste originating at its former Evanston, Illinois plant in the 1970's. Rust-Oleum has cooperated with over twenty other PRPs in a voluntary cleanup under Phase I and Phase II Participation Agreements and Implementation Trust Agreements. Total Ninth Avenue Site remediation and monitoring costs are estimated to be approximately $36 million, including past costs and the Final Site Remedy, which includes groundwater remediation planned for completion by 1997 and ongoing monitoring for an undetermined period. The EPA issued an Amended Record of Decision on September 13, 1994 regarding the Final Site Remedy and an Amended Unilateral Administrative Order to Rust-Oleum and the other participating PRPs on December 27, 1994 to undertake the Final Site Remedy. Rust-Oleum and eighteen other PRPs have entered into a Final Participation Agreement for Final Remedial Action at the Ninth Avenue Site. Rust-Oleum's allocation of cost is currently 6.048%, with approximately $500,000 remaining to be paid subject, however, to reduction to the extent settlements are made with non-participating PRPs and funds are made available from a Trust Fund established by the EPA for de minimis settlors. Rust-Oleum has provided financial assurance for its share of the Final Site Remedy in the form of a Letter of Credit.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.

ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT*.

                  The name, age and positions of each executive officer of the Company as of August 15, 1996 are as follows:

Name                                    Age                      Position and Offices with the Company
- ----                                    ---                      -------------------------------------
Thomas C. Sullivan                      59          Chairman of the Board and Chief Executive Officer
James A. Karman                         59          President and Chief Operating Officer
John H. Morris, Jr.                     54          Executive Vice President
Frank C. Sullivan                       35          Executive Vice President and Chief Financial Officer
Richard E. Klar                         63          Vice President and Treasurer
Paul A. Granzier                        69          Vice President, General Counsel and Secretary
Glenn R. Hasman                         42          Vice President - Administration
Charles R. Brush                        60          Vice President - Environmental Affairs
Keith R. Smiley                         34          Controller

- -----------------------

         * Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                  Thomas C. Sullivan has been Chairman of the Board and Chief Executive Officer of the Company since October 1971. From June 1971 through September 1978, Mr. Sullivan served as President and, prior thereto, as Executive Vice President of the Company. Mr. Sullivan's employment with the Company commenced in 1961, and he has been a Director since 1963. Mr. Sullivan is employed as Chairman and Chief Executive Officer under an employment agreement for a five-year period ending June 1, 2001. Mr. Sullivan is the father of Frank C. Sullivan, Executive Vice President and Chief Financial Officer of the Company.

                  James A. Karman has been President and Chief Operating Officer since September 1978. From October 1982 to October 1993, Mr. Karman also was the Chief Financial Officer of the Company. From October 1973 through September 1978, Mr. Karman served as Executive Vice President, Secretary and Treasurer, and, prior thereto, as Vice President-Finance and Treasurer of the Company. Mr. Karman's employment with the Company commenced in 1963, and he has been a Director since 1963. Mr. Karman is employed as President and Chief Operating Officer under an employment agreement for a five-year period ending June 1, 2001.

                  John H. Morris, Jr. has been Executive Vice President since January 1981. Prior to that time, he was Corporate Vice President of the Company, having been elected to that position in September 1977. Mr. Morris was elected a Director of the Company in 1981. Mr. Morris is employed as Executive Vice President under an employment agreement for a period ending July 31, 1997.

                  Frank C. Sullivan was elected Executive Vice President in October 1995 and has been the Chief Financial Officer of the Company since October 1993. Mr. Sullivan served as a Vice President from October 1991 to October 1995. Prior thereto, he served as Director of Corporate Development of the Company from February 1989 to October 1991. Mr. Sullivan served as Regional Sales Manager, from February 1988 to February 1989, and as a Technical Service Representative, from February 1987 to February 1988, of AGR Company, an Ohio General Partnership owned by the Company. Prior thereto, Mr. Sullivan was employed by First Union

National Bank from 1985 to 1986 and Harris Bank from 1983 to 1985. Mr. Sullivan is employed as Executive Vice President and Chief Financial Officer under an employment agreement for a period ending July 31, 1997. Mr. Sullivan is the son of Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer of the Company.

                  Richard E. Klar was elected Vice President in October 1981 and has been Treasurer since July 1980. He served as Chief Accounting Officer from July 1980 to October 1990. Mr. Klar was Treasurer of Mameco International, Inc., a wholly owned subsidiary which was acquired by the Company in February 1979, from 1979 to 1980 and was Mameco's Controller prior thereto. Mr. Klar is employed as Vice President and Treasurer under an employment agreement for a period ending July 31, 1997.

                  Paul A. Granzier has served as Secretary since July 1988, and as Vice President and General Counsel since October 1987. Prior thereto, he served as General Counsel since he joined the Company in May 1985. Mr. Granzier was engaged in the private practice of law from 1981 until he joined the Company. Prior thereto, he served as Assistant Corporate Counsel and Assistant Secretary of Midland-Ross Corporation. Mr. Granzier is employed as Vice President, General Counsel and Secretary under an employment agreement for a period ending July 31, 1997.

                  Glenn R. Hasman has served as Vice President-Administration since October 1993. From July 1990 to October 1993, Mr. Hasman served as Controller. From September 1982 through July 1990, Mr. Hasman served in a variety of management capacities, most recently Vice President-Operations and Finance, Chief Financial Officer and Treasurer, of Proko Industries, Inc., a former wholly owned subsidiary of the Company. From 1979 to 1982, Mr. Hasman served as RPM's Director of Internal Audit and from 1976 to 1979 he was associated with Ciulla, Smith & Dale, LLP, independent accountants. Mr. Hasman is employed as Vice President-Administration under an employment agreement for a period ending July 31, 1997.

                  Charles R. Brush has served as Vice President-Environmental Affairs of the Company since October 1993. From June 1991 to October 1993, he served as the Company's Director of Environmental & Regulatory Affairs. Prior thereto, from 1988 to June 1991, he served as Vice President-Environmental & Risk Management of Kop-Coat, Inc., a wholly owned subsidiary of the Company.

                  Keith R. Smiley has served as Controller of the Company since October 1993. From January 1992 until the present, Mr. Smiley also has served as the Company's Internal Auditor. Prior thereto, he was associated with Ciulla, Smith & Dale, LLP.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

                  RPM Common Shares, without par value, are traded on the NASDAQ National Market. Common Share prices are quoted daily under the symbol RPOW. The high and low sales prices for the Common Shares, and the cash dividends paid on the Common Shares, for each quarter of the two most recent fiscal years is set forth in the table below.

                              RANGE OF SALES PRICES
                              ---------------------

                                                                                                        Dividends Paid
                             Fiscal 1996            High                        Low                       Per Share
                             -------------          ----                        ---                       ---------
                               1st Quarter  *    $ 16-11/16                $  15-1/2                        $0.112
                               2nd Quarter  *      17-3/16                    15-5/16                        0.120
                               3rd Quarter         17-1/4                     14-3/4                         0.120
                               4th Quarter          6-5/8                     14-1/2                         0.120

                                                                                                      Dividends Paid
                               Fiscal 1995               High               Low                          Per Share
                               -----------               ----               ---                          ---------
                               1st Quarter  *   $ 14-5/8                  $  13                             $0.104
                               2nd Quarter  *     15-11/16                   14                              0.112
                               3rd Quarter  *     15-3/8                     14-1/8                          0.112
                               4th Quarter  *     16-1/2                     14-1/2                          0.112

- --------------------

* Restated for the 25% stock dividend on December 8, 1995.

Source:  The Wall Street Journal

                  Cash dividends are payable quarterly, upon authorization of the Board of Directors. Regular payment dates are approximately the 30th day of July, October, January and April. RPM maintains a Dividend Reinvestment Plan whereby cash dividends, and a maximum of an additional $5,000 per month, may be invested in RPM Common Shares purchased in the open market at no commission cost to the participant.

                  The number of holders of record of RPM Common Shares as of August 23, 1996 was approximately 37,736.


ITEM 6.           SELECTED FINANCIAL DATA.

                  The following table sets forth selected consolidated financial data of the Company for each of the five years during the period ended May 31, 1996 including the fiscal 1996 acquisition of TCI, Inc., which was accounted for on a pooling-of-interests basis. The data was derived from the annual Consolidated Financial Statements of the Company which have been audited by Ciulla, Smith & Dale, LLP, independent accountants.

                                                                      FISCAL YEARS ENDED MAY 31,
                                                                      --------------------------
                                                 1996            1995*          1994*          1993          1992
                                                 ----            -----          -----          ----          ----
                                                               RESTATED        RESTATED
(Amounts in thousands except per share
data)

Net sales                                       $1,136,396       $1,030,736      $825,292      $768,372       $680,091
Income before income taxes                         119,886          108,492        89,207        66,136         61,101
Net income                                          68,929           62,616        53,753        39,498         38,481
Return on sales %                                      6.1              6.1           6.5           5.1            5.7
Primary earnings per share                            0.90             0.85          0.74          0.59           0.58
Fully diluted earnings per share                      0.86             0.81          0.70          0.57           0.57
Shareholders' equity                               445,833          350,469       316,444       243,899        233,360
Shareholders' equity per share                        5.82             4.76          4.33          3.66           3.54
Return on shareholders' equity %                      17.3             18.8          19.2          16.6           17.1
Average shares outstanding                          76,548           73,660        73,003        66,584         65,988
Cash dividends paid                                 35,597           31,259        27,949        22,370         20,685
Cash dividends per share                              0.47             0.44          0.41          0.38           0.35
Retained earnings                                  231,896          199,527       169,687       146,852        129,846
Working capital                                    275,722          271,635       231,684       191,872        205,419
Total assets                                     1,155,076          965,523       665,966       648,524        623,346
Long-term debt                                     447,654          407,041       233,969       258,712        273,871
Depreciation and amortization                       42,562           37,123        26,050        22,283         20,436

- ---------------

         All per share data has been restated to reflect the 25% stock dividend on December 8, 1995.

         *Data for fiscal years 1995 and 1994 have been restated to include the fiscal 1996 acquisition of TCI, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  The information required by this item is set forth at pages 20 through 21 of the 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The information required by this item is set forth at pages 22 through 32 of the 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Information required by this item as to the Directors of the Company appearing under the caption "Election of Directors" in the Company's 1996 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to
Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 1996 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION.

                  The information required by this item is set forth in the 1996 Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  The information required by this item is set forth in the 1996 Proxy Statement under the heading "Share Ownership of Management," which information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required by this item is set forth in the 1996 Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

(a) The following documents are filed as part of this 1996 Annual Report on Form 10-K:

         1. FINANCIAL STATEMENTS. The following consolidated financial statements of the Company and its subsidiaries and the report of independent auditors thereon, included in the 1996 Annual Report to Shareholders on pages 22 through 32, are incorporated by reference in Item 8:

         Independent Auditors' Report

         Consolidated Balance Sheets - May 31, 1996 and 1995

         Consolidated Statements of Income -
         years ended May 31, 1996, 1995 and 1994

         Consolidated Statements of Shareholders'
         Equity - years ended May 31, 1996, 1995
         and 1994

         Consolidated Statements of Cash Flows -
         years ended May 31, 1996, 1995 and 1994

         Notes to Consolidated Financial
         Statements (including Unaudited Quarterly
         Financial Information)

         2. FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of independent auditors thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the 1996 Annual Report to Shareholders:

         Schedule                                              Page No.
         --------                                              --------

         Independent Auditors' Report                             S-1

         Schedule II - Valuation and Qualifying                   S-2
         Accounts and Reserves

         All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

         3.       Exhibits.
                  --------

                  See the Index to Exhibits at page E-1 of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K.
         -------------------

                  There were no Current Reports on Form 8-K filed during the fourth fiscal quarter ended May 31, 1996.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   RPM, INC.

Date:  August 29, 1996                         By: /s/ Thomas C. Sullivan
                                                   ------------------------
                                                   Thomas C. Sullivan
                                                   Chairman of the Board and
                                                   Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title
- -------------------

                                                              Chairman of the Board of
/s/ Thomas C. Sullivan                                        Directors and Chief Execu-
- ---------------------------------                             tive Officer (Principal
Thomas C. Sullivan                                            Executive Officer)


/s/ James A. Karman                                           President and Chief Operating
- ---------------------------------                             Officer and a Director
James A. Karman

/s/ Frank C. Sullivan                                         Executive Vice President and Chief
- ---------------------------------                             Financial Officer (Principal
Frank C. Sullivan                                             Financial Officer) and a Director

/s/ Glenn R. Hasman                                           Vice President-Administration
- ---------------------------------                             (Principal Accounting Officer)
Glenn R. Hasman

/s/ Max D. Amstutz                                            Director
- ---------------------------------
Max D. Amstutz

/s/ Edward B. Brandon                                         Director
- ---------------------------------
Edward B. Brandon

/s/ Lorrie Gustin                                             Director
- ---------------------------------
Lorrie Gustin

/s/ Roy H. Holdt                                              Director
- ---------------------------------
Roy H. Holdt


/s/ E. Bradley Jones                                          Director
- ---------------------------------
E. Bradley Jones

/s/ Donald K. Miller                                          Director
- ---------------------------------
Donald K. Miller

/s/ John H. Morris, Jr.                                       Executive Vice President
- ---------------------------------                             and a Director
John H. Morris, Jr.

/s/ Kevin O'Donnell                                           Director
- ---------------------------------
Kevin O'Donnell

/s/ William A. Papenbrock                                     Director
- ---------------------------------
William A. Papenbrock




Date:  August 29, 1996

                                   RPM, INC.

                                  EXHIBIT INDEX

    EXHIBIT NO.       DESCRIPTION
    -----------       -----------

        3.1           Amended Articles of Incorporation, as amended...........................................
        3.2           Amended Code of Regulations ............................................................
        4.1           Specimen Certificate of Common Shares, without par value, of RPM,
                      Inc.....................................................................................   (B)
        4.2           Specimen LYONs(TM)Certificate ..........................................................   (A)
        4.3           Specimen Note Certificate for 7.0% Senior Notes Due 2005................................   (D)
        4.4           Indenture, dated as of June 1, 1995, between RPM, Inc. and The First National Bank of
                      Chicago, as trustee, with respect to the 7.0% Senior Notes Due 2005.....................   (D)
        4.5           Indenture, dated as of September 15, 1992, between RPM, Inc. and The First National
                      Bank of Chicago, as trustee, with respect to the LYONs .................................   (A)
       *10.1          Amended Employment Agreement, dated as of July 22, 1981, by and between RPM, Inc. and
                      Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer ..................
      *10.1.1         Amendment to Amended Employment Agreement, dated as of July 17, 1996, by and between
                      RPM, Inc. and Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer ....
       *10.2          Amended Employment Agreement, dated as of July 22, 1981, by and between RPM, Inc. and
                      James A. Karman, President and Chief Operating Officer .................................
      *10.2.1         Amendment to Amended Employment Agreement, dated as of July 17, 1996, by and between
                      RPM, Inc. and James A. Karman, President and Chief Operating Officer ...................
       *10.3          Employment Agreement, dated as of July 15, 1992, by and between RPM, Inc. and Frank C.
                      Sullivan, Executive Vice President and Chief Financial Officer .........................   (F)
       *10.4          Form of Employment Agreement entered into by and between RPM, Inc. and each of John H.
                      Morris, Jr., Executive Vice President, Richard E. Klar, Vice President and Treasurer,
                      Paul A. Granzier, Vice President, General Counsel and Secretary, and Glenn R. Hasman,
                      Vice President - Administration ........................................................
      *10.4.1         Form of Amendments to Employment Agreements, dated as of July 17, 1996, by and between
                      RPM, Inc. and each of John H. Morris, Jr., Executive Vice President, Richard E. Klar,
                      Vice President and Treasurer, Paul A. Granzier, Vice President, General Counsel and
                      Secretary, Glenn R. Hasman, Vice President - Administration, and Frank C. Sullivan,
                      Executive Vice President and Chief Financial Officer ...................................
       *10.5          RPM, Inc. 1979 Stock Option Plan, as amended, and form of Stock Option Agreements used in connection therewith ...........................................................
       *10.6          RPM, Inc. 1989 Stock Option Plan, as amended, and form of Stock Option Agreements to be used in connection therewith ...........................................................
       *10.7          RPM, Inc. Retirement Savings Trust and Plan, as amended ................................
       *10.8          RPM, Inc. Benefit Restoration Plan .....................................................

Exhibit No.     Description
- -----------     -----------
       *10.9          RPM, Inc. Board of Directors' Deferred Compensation Agreement, as
                       amended and restated ..................................................................       (C)
       *10.10         RPM, Inc. Deferred Compensation Plan for Key Employees .................................       (C)
       *10.11         RPM, Inc. Incentive Compensation Plan...................................................
       *10.12         Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers ...................................................
        10.13         Credit Agreement, dated as of December 14, 1993, by and between RPM, Inc., RPOW
                      (France) S.A., RPM Europe B.V., Radiant Color, N.V., Credit Lyonnais Chicago Branch,
                      Credit Lyonnais Cayman Island Branch and Credit Lyonnais Belgium .......................       (C)
        10.14         Credit Facility, dated as of June 23, 1994, by and among RPM, Inc., National City Bank and The First National Bank of Chicago, as Co-Agents, and The Chase Manhattan Bank
                      (National Association), as Administration Agent.........................................       (E)
        10.15         Amendment No. 1, dated August 2, 1995, to the Credit Facility, dated as of June 23,
                      1994, by and among RPM, Inc., National City Bank and the First National Bank of
                      Chicago, as Co-Agents, and The Chase Manhattan Bank (National Association) as
                      Administration Agent. ..................................................................
        11.1          Computation of Net Income per Common Share..............................................
        13.1          Financial Statements contained in 1996 Annual Report to Shareholders....................
        21.1          Subsidiaries of the Company ............................................................
        23.1          Consent of Independent Certified Public Accountants ....................................
        27.1          Financial Data Schedule ................................................................

- ------------------------------

          *Management contract or compensatory plan or arrangement identified pursuant to Item 14(c) of this Form 10-K.

          (A) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-3 (Reg. No. 33-50868).

          (B) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-3 (Reg. No. 33-39849).

          (C) Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

          (D) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-4 as filed with the Commission on August 3, 1995.

          (E) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated as of June 28, 1994.

          (F) Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To The Board of Directors and
  Shareholders
RPM, Inc. and Subsidiaries
Medina, Ohio

The audits referred to in our report to the Board of Directors and Shareholders of RPM, Inc. and Subsidiaries dated July 3, 1996, relating to the consolidated financial statements of RPM, Inc. and Subsidiaries included the audit of the schedule listed under Item 14 of Form 10-K for each of the three years in the period ended May 31, 1996. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

Ciulla, Smith & Dale, LLP.

                                                                     Schedule II
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                ----------------------------------------------

                                 (IN THOUSANDS)

                                                                    Additions
                                                                   Charged To
                                                 Balance at        Selling and                                  Balance at
                                                 Beginning        General and                                      End
                                                  Of Period      Administrative    Acquisitions   Deductions    Of Period
                                                  ---------      --------------    ------------   ----------    ---------
Year Ended May 31, 1996
- -----------------------
    Allowance for doubtful accounts               $  9,813          $  3,448       $    721        $  3,989 (1)  $  9,993
                                                  ========          ========       ========        ========      ========
    Accrued loss reserves                         $ 23,897          $ 12,771       $  9,096        $ 12,033 (2)  $ 33,731
                                                  ========          ========       ========        ========      ========

Year Ended May 31, 1995 (Restated)
- -----------------------
    Allowance for doubtful accounts               $  8,198          $  3,247       $  1,248        $  2,880 (1)  $  9,813
                                                  ========          ========       ========        ========      ========
    Accrued loss reserves                         $ 12,978          $ 12,767       $  5,420        $  7,268 (2)  $ 23,897
                                                  ========          ========       ========        ========      ========

Year Ended May 31, 1994 (Restated)
- -----------------------
    Allowance for doubtful accounts               $  6,935          $  4,275       $     70        $  3,082 (1)  $  8,198
                                                  ========          ========       ========        ========      ========
    Accrued loss reserves                         $ 13,753          $  7,312       $               $  8,087 (2)  $ 12,978
                                                  ========          ========       ========        ========      ========



(1)  Uncollectible accounts written off, net of recoveries
(2)  Primarily claims paid during the year