Form 10-Q
period 1996-08-31
RPM INC/OH/
filed 1996-10-15
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996 OR

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File No. 0-5132

                                    RPM, INC.

             (Exact name of Registrant as specified in its charter)

             OHIO                                        34-6550857
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 777;  2628 Pearl Road; Medina, Ohio                       44258
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code              (330) 273-5090

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.

                                                    Yes  [ x ]   No [   ]

         As of October 14, 1996, 77,497,491 RPM, Inc. Common Shares were outstanding.

                      Exhibit Index on Page 11 of 12 pages.

                           RPM, INC. AND SUBSIDIARIES


                                      INDEX

         PART I.  FINANCIAL INFORMATION                              Page No.

         Consolidated Balance Sheets
           August 31, 1996 and May 31, 1996                              3

         Consolidated Statements of Income
           Three Months Ended August 31, 1996 and 1995                   4

         Consolidated Statements of Cash Flows
           Three Months Ended August 31, 1996 and 1995                   5

         Notes to Consolidated Financial Statements                      6

         Management's Discussion and Analysis of Results
           of Operations and Financial Condition                         8

         PART II.  OTHER INFORMATION                                    10


                           RPM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                    (In thousands, except per share amounts)


                                     ASSETS
                                     ------

                                                                     August 31, 1996       May 31, 1996

                                                                    ----------------      -------------
Current Assets
  Cash                                                                   $    25,786        $    19,855
  Marketable securities, at cost                                              13,074             14,422
  Trade accounts receivable (less allowance for doubtful
    accounts $9,858 and $9,993)                                              241,315            231,560
  Inventories                                                                184,403            178,929
  Prepaid expenses                                                            29,862             20,360
                                                                         -----------        -----------
    Total current assets                                                     494,440            465,126
                                                                         -----------        -----------

Property, Plant and Equipment, At Cost                                       411,602            399,580
  Less: accumulated depreciation and amortization                            182,392            174,920
                                                                         -----------        -----------
    Property, plant and equipment, net                                       229,210            224,660
                                                                         -----------        -----------

Other Assets

  Costs of businesses over net assets acquired                               309,225            268,492
  Intangible Assets                                                          204,384            159,798
  Equity in unconsolidated affiliates                                         17,082             16,623
  Other                                                                       25,896             20,377
                                                                         -----------        -----------
    Total other assets                                                       556,587            465,290
                                                                         -----------        -----------

Total Assets                                                             $ 1,280,237        $ 1,155,076
                                                                         ===========        ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

  Current portion of long term debt                                      $     1,868        $     1,747
  Accounts payable                                                            80,412             85,874
  Accrued compensation and benefits                                           29,813             29,678
  Accrued warranty and loss reserves                                          28,392             33,731
  Other accrued liabilities                                                   27,156             26,910
  Income taxes payable                                                        26,206             11,464
                                                                         -----------        -----------
    Total current liabilities                                                193,847            189,404
                                                                         -----------        -----------

Long-term Liabilities

  Long-term debt, less current maturities                                    528,449            447,654
  Deferred income taxes                                                       76,912             14,375
  Other long-term liabilities                                                 19,550             57,810
                                                                         -----------        -----------
    Total long-term liabilities                                              624,911            519,839
                                                                         -----------        -----------

Shareholders' Equity

  Common shares, stated value $.018 per share;
     authorized 100,000,000 shares;
    issued and outstanding 77,473,000
    and 77,449,000 shares, respectively                                        1,410              1,410
  Paid-in capital                                                            215,203            215,019
  Retained earnings                                                          246,557            231,896
  Cumulative translation adjustment                                           (1,691)            (2,492)
                                                                         -----------        -----------
    Total shareholders' equity                                               461,479            445,833
                                                                         -----------        -----------

Total Liabilities And Shareholders' Equity                               $ 1,280,237        $ 1,155,076
                                                                         ===========        ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                    (In thousands, except per share amounts)



                                              Three Months Ended August 31,
                                              -----------------------------
                                                     1996           1995
                                                     ----           ----
                                                                  Restated *

Net Sales                                          $329,231       $282,954

Cost of Sales                                       186,535        163,313
                                                   --------       --------

Gross Profit                                        142,696        119,641

Selling, General and Administrative Expenses         93,406         78,748

Interest Expense, Net                                 7,628          6,147
                                                   --------       --------

Income Before Income Taxes                           41,662         34,746

Provision for Income Taxes                           17,706         14,753
                                                   --------       --------

Net Income                                         $ 23,956       $ 19,993
                                                   ========       ========



Earnings per common share and common share
  equivalent (Exhibit 11.1)                        $   0.31       $   0.27
                                                   ========       ========

Earnings per common share assuming full
  dilution (Exhibit 11.1)                          $   0.29       $   0.25
                                                   ========       ========


Dividends per common share                         $   0.12       $   0.11
                                                   ========       ========





*Data for August 31, 1995 has been restated to reflect a 25% stock dividend paid on December 8, 1995, and to reflect the January 12, 1996 acquisition of TCI, Inc. accounted for under the pooling-of-interests method.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          RPM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                    (In thousands, except per share amounts)


                                                                         Three Months Ended August 31,
                                                                         -----------------------------

                                                                             1996               1995
                                                                             -----              ----
                                                                                              Restated *

Cash Flows From Operating Activities:
  Net Income                                                                $ 23,956        $ 19,993
  Depreciation and amortization                                               12,086           9,735
  Items not affecting cash and other                                          (5,318)         (3,073)
  Changes in operating working capital                                       (11,150)         (4,980)
                                                                            --------        --------
                                                                              19,574          21,675
                                                                            --------        --------

Cash Flows From Investing Activities:

  Additions to property and equipment                                         (6,259)         (4,862)
  Acquisition of new businesses, net of cash                                 (78,335)        (19,590)
                                                                            --------        --------

                                                                             (84,594)        (24,452)
                                                                            --------        --------


Cash Flows From Financing Activities:

  Proceeds from stock option exercises                                           184             181
  Increase (decrease) in debt                                                 80,062          17,415
  Dividends                                                                   (9,295)         (8,117)
                                                                            --------        --------

                                                                              70,951           9,479
                                                                            --------        --------


Net Increase (Decrease) in Cash                                                5,931           6,702


Cash at Beginning of Period                                                   19,855          19,834
                                                                            --------        --------


Cash at End of Period                                                       $ 25,786        $ 26,536
                                                                            ========        ========






Supplemental Schedule of Non-Cash Investing and Financing Activities:


Interest Accreted on LYONs                                                  $  2,233        $  2,120


*Data for August 31, 1995 has been restated to reflect a 25% stock dividend paid on December 8, 1995, and to reflect the January 12, 1996 acquisition of TCI, Inc. accounted for under the pooling-of-interests method.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1996
                                   (Unaudited)
                    (In thousands, except per share amounts)



NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three months ended August 31, 1996 and August 31, 1995. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1996.



NOTE B - INVENTORIES

         Inventories were composed of the following major classes:

                                              August 31,       May 31,
                                               1996(1)          1996
                                              ---------        --------

         Raw material and supplies            $  66,983        $ 64,995
         Finished goods                         117,420         113,934
                                              ---------        --------

                                              $ 184,403        $178,929
                                              =========        ========



         (1)  Estimated, based on components at May 31, 1996.

                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1996
                                   (Unaudited)
                    (In thousands, except per share amounts)



NOTE C - ACQUISITIONS

         On August 10, 1995, the Company acquired all of the outstanding shares of Star Finishing Products.

         On September 21, 1995, the Company acquired all of the outstanding shares of Dryvit Systems, Inc.

         On June 13, 1996, the Company acquired all the outstanding shares of Okura Holdings, Inc. for $73,000,000 in cash. Okura manufactures and markets fiberglass reinforced plastic grating products. These acquisitions as well as several small product line acquisitions have been accounted for by the purchase method of accounting.

         The following data summarizes, on an unaudited pro-forma basis, the combined results of operations of the companies for the three months ended August 31, 1996 and August 31, 1995. The pro-forma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies.

                                                       Three Months Ended
                                                    ------------------------
                                                    August 31,     August 31,
                                                      1996           1995
                                                    ---------       --------

         Net Sales                                  $ 330,456       $315,966
                                                    =========       ========

         Net Income                                 $  23,902       $ 19,437
                                                    =========       ========

         Earnings per common share and common
           share equivalent                         $     .31       $    .25
                                                    =========       ========

         Earnings per common share assuming
           full dilution                            $     .29       $    .24
                                                    =========       ========

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       THREE MONTHS ENDED AUGUST 31, 1996


RESULTS OF OPERATIONS

         The Company acquired Okura Holdings, Inc., on June 13, 1996. With annual sales of approximately $35 million, Okura is a leading global manufacturer of molded and pultruded fiberglass reinforced plastic grating products, used for pedestrian walkways, platforms, staircases and similar types of industrial structures. Okura has posted a strong growth record under the leading brand names Fibergrate and Chemgrate. Okura offers the Company an attractive opportunity to capitalize on market, product and customer synergies. This acquisition is not expected to be dilutive in 1997.

         The Okura acquisition and that of Dryvit Systems, Inc. on September 21, 1995, along with several smaller acquisitions, net of several small divestitures, accounted for approximately two-thirds of the sales increase during the first quarter compared to the same period last year. Existing operations generated the balance of sales growth from a combination of higher unit volume and pricing adjustments that have averaged less than 2% year-to-year. Exchange rate differences had a slight negative effect on sales this year versus last.

         The gross profit margin strengthened to 43.3% from 42.3% a year ago. The majority of this improvement is the result of higher volume, certain raw material and packaging cost reductions, and labor and overhead expense controls. The balance of the margin improvement is the result of the recent acquisitions.

         Selling, general and administrative expenses increased to 28.4% of sales from 27.8% last year from non-recurring expense reductions a year ago and the timing of certain expenses this year, partly offset by the recent acquisitions.

         The interest expense increase reflects the additional indebtedness associated with this past year's acquisitions and the LYONs interest accretion. Debt reductions of approximately $30 million during the past year and slightly lower interest rates reduced interest expense comparatively.

         The company's net profit margin improved to 7.3% of sales from 7.1% a year ago as a result of the improved gross profit margin.

         The company's foreign sales and results of operations are subject to the impact of foreign currency fluctuations. Since most of the company's foreign operations are in Belgium, and the Belgian franc has been a fairly stable currency in relation to the majority of other currencies in which those operations transact business, this effect has been minimal. Foreign debt is denominated in the respective foreign currency, thereby eliminating any related translation impact on earnings.

         Earnings per share this year are affected by Company shares issued in connection with the Dryvit acquisition. Previously reported per share data has been restated to reflect the 25%

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       THREE MONTHS ENDED AUGUST 31, 1996



         stock dividend issued December 8, 1995. Data for August 1995 has further been restated to reflect the acquisition of TCI, Inc. on January 12, 1996, accounted for under the pooling-of-interests method.

CAPITAL RESOURCES AND LIQUIDITY

CASH PROVIDED FROM OPERATIONS

         The Company generated cash from operations of $20 million during its first fiscal quarter, slightly less than the same period a year ago, primarily as a result of timing differences of payables. Cash flow from operations continues to be the primary source of financing the Company's internal growth.

INVESTING ACTIVITIES

         The Company is not capital intensive, but invests in capital expenditures primarily to improve production and distribution efficiency and capacity. Such expenditures generally do not exceed depreciation and amortization in a given year.

         The Company invested $80 million in the purchase of Okura and several smaller businesses this year, net of cash acquired. The Company historically has acquired complementary businesses and this trend is expected to continue.

FINANCING ACTIVITIES

         On June 13, 1996, the Company completed the acquisition of Okura Holdings, Inc. for $73 million in cash, utilizing the Company's revolving credit facility for this transaction and the smaller acquisitions. Subsequently, on July 19, 1996, the Company renegotiated this facility to $250 million and extended its final maturity to 2001. This instrument had an outstanding balance of $160 million at August 31, 1996.

         As a result of the above transactions, the Company's debt-to-capital ratio stands at 53% compared to 50% at May 31, 1996, while interest coverage remains at over 5 times on a reported basis, over 7 times on a cash basis. Notably, on a fully diluted basis, the Company's debt ratio drops to 36%. Working capital increased to $301 million from $276 million at May 31, 1996, $10 million of this difference is attributable to the recent acquisitions, with the current ratio moving to 2.6:1 from 2.5:1, respectively.

         The Company maintains excellent relations with its banks and other financial institutions to further enable the financing of future growth opportunities.

                         Part II - Other Information

ITEM 3 -- LEGAL PROCEEDINGS


                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Bondex International, Inc., a wholly-owned subsidiary of the Company ("Bondex"), was one of numerous corporate defendants in 430 then pending asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions of the United States. Subsequently, an additional 7 such cases have been filed and 5 such cases which had been filed were dismissed with prejudice without payment pursuant to summary judgment or stipulation of the parties, leaving a total of 432 such cases pending. Bondex continues to deny liability in all asbestos-related lawsuits and continues to vigorously defend them. Under a cost-sharing agreement among Bondex and its insurers effected in 1994, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments, if any, with Bondex responsible for a minor portion of each.

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Dryvit Systems, Inc., a wholly-owned subsidiary of the Company ("Dryvit"), is a co-defendant in several separate but related lawsuits, some of which have sought to certify classes comprised of owners of structures clad with exterior insulation finish systems ("EIFS") products manufactured by Dryvit and other EIFS manufacturers. On September 18, 1996, the North Carolina court presiding over one of these cases, Ruff et al. v. Parex, Inc, et al. (96-CVS-0059), entered an order certifying a class of North Carolina owners of single family or multi-family residential dwellings which had an EIFS system installed during the period 1969 to present. On October 4, 1996, the Judicial Panel on Multi-District Litigation ordered that the nine pending federal court actions be transferred to the Eastern District Court of North Carolina for coordinated or consolidated pre-trial proceedings. The Defendants, including Dryvit, are presently evaluating their response to and options in light of these recent orders. Dryvit, through a joint defense arrangement, continues to contest the other class certification requests; challenge the merits of the plaintiffs' claims; and negotiate with and respond to the State of North Carolina Attorney General's Civil Investigative Demand dated May 31, 1996.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                    Official Exhibit                                                 Sequential
                         Number                 Description                          Page Number
                    ----------------            -----------                          -----------
                          10.1              Amended and restated
                                            Credit Agreement, dated
                                            as of July 19, 1996,
                                            among RPM, Inc., the
                                            banks listed on the
                                            signature page thereof,
                                            and the Chase Manhattan
                                            Bank (National Association),
                                            as Administrative Agent,
                                            amending the Credit Facility
                                            by and among these parties,
                                            dated as of June 23, 1994,
                                            as further amended by
                                            Amendment No. 1 thereto,
                                            dated as of August 2, 1995.

                          11.1              Statement regarding
                                            computation of per share
                                            earnings.

                          27.1              Financial Data Schedule.

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed
                  during the three months ended August 31, 1996.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        RPM, Inc.








                                        By /s/ THOMAS C. SULLIVAN
                                           ----------------------
                                        Thomas C. Sullivan
                                        Chairman & Chief Executive Officer





                                        By /s/ GLENN R. HASMAN
                                           -------------------
                                        Glenn R. Hasman
                                        Principal Accounting Officer






Date: October 15, 1996