Form 10-Q
period 1996-11-30
RPM INC/OH/
filed 1997-01-14
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996 or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 for the transition period from _____ to _____.

Commission File No. 0-5132
                    -------

                                    RPM, INC.
 -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Ohio                                                    34-6550857
-----------------------------------------      ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

P.O. Box 777;  2628 Pearl Road; Medina, Ohio                            44258
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number including area code                (330) 273-5090
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

  As of January 10, 1997, 77,578,124 RPM, Inc. Common Shares were outstanding.

                      Exhibit Index on Page 13 of 15 pages.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------



                                      INDEX
                                      -----

 PART I.  FINANCIAL INFORMATION                                    Page No.
 ------------------------------                                    --------

 Consolidated Balance Sheets
   November 30, 1996 and May 31, 1996                                  3

 Consolidated Statements of Income
   Six Months and Three Months Ended
   November 30, 1996 and 1995                                          4

 Consolidated Statements of Cash Flows
   Six Months Ended November 30, 1996 and 1995                         5

 Notes to Consolidated Financial Statements                            6

 Management's Discussion and Analysis of Results
   of Operations and Financial Condition                               8

 PART II.  OTHER INFORMATION                                          11
 ---------------------------

                           RPM, INC. AND SUBSIDIARIES                         3
                          ----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        ASSETS
                                        ------
                                                                     NOVEMBER 30, 1996           MAY 31, 1996
                                                                    ------------------      -----------------

CURRENT ASSETS
  CASH                                                                     $   27,796             $   19,855
  MARKETABLE SECURITIES, AT COST                                               12,458                 14,422
  TRADE ACCOUNTS RECEIVABLE (LESS ALLOWANCE FOR DOUBT-
    FUL ACCOUNTS $10,617 AND $9,993)                                          230,236                231,560
  INVENTORIES                                                                 190,317                178,929
  PREPAID EXPENSES                                                             31,901                 20,360
                                                                    ------------------      -----------------
    TOTAL CURRENT ASSETS                                                      492,708                465,126
                                                                    ------------------      -----------------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                        417,809                399,580
  LESS: ACCUMULATED DEPRECIATION AND AMORTIZATION                             187,808                174,920
                                                                    ------------------      -----------------
    PROPERTY, PLANT AND EQUIPMENT, NET                                        230,001                224,660
                                                                    ------------------      -----------------

OTHER ASSETS
  COSTS OF BUSINESSES OVER NET ASSETS ACQUIRED                                306,006                268,492
  INTANGIBLE ASSETS                                                           201,831                159,798
  EQUITY IN UNCONSOLIDATED AFFILIATES                                          17,907                 16,623
  OTHER                                                                        25,141                 20,377
                                                                    ------------------      -----------------
    TOTAL OTHER ASSETS                                                        550,885                465,290
                                                                    ------------------      -----------------

TOTAL ASSETS                                                               $1,273,594             $1,155,076
                                                                    ==================      =================

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES
  CURRENT PORTION OF LONG TERM DEBT                                        $    1,651             $    1,747
  ACCOUNTS PAYABLE                                                             80,867                 85,874
  ACCRUED COMPENSATION AND BENEFITS                                            30,249                 29,678
  ACCRUED WARRANTY AND LOSS RESERVES                                           27,292                 33,731
  OTHER ACCRUED LIABILITIES                                                    29,068                 26,910
  INCOME TAXES PAYABLE                                                         10,818                 11,464
                                                                    ------------------      -----------------
    TOTAL CURRENT LIABILITIES                                                 179,945                189,404
                                                                    ------------------      -----------------

LONG-TERM LIABILITIES
  LONG-TERM DEBT, LESS CURRENT MATURITIES                                     528,620                447,654
  OTHER LONG-TERM LIABILITIES                                                  19,803                 14,375
  DEFERRED INCOME TAXES                                                        76,204                 57,810
                                                                    ------------------      -----------------
    TOTAL LONG-TERM LIABILITIES                                               624,627                519,839
                                                                    ------------------      ----------------

SHAREHOLDERS' EQUITY
  COMMON SHARES,  STATED VALUE $.018 PER SHARE;
    AUTHORIZED 100,000,000 SHARES;
    ISSUED AND OUTSTANDING 77,537,000
    AND 77,449,000 SHARES, RESPECTIVELY                                         1,410                  1,410
  PAID-IN CAPITAL                                                             215,353                215,019
  RETAINED EARNINGS                                                           255,015                231,896
  CUMULATIVE TRANSLATION ADJUSTMENT                                            (2,756)                (2,492)
                                                                    ------------------      -----------------
    TOTAL SHAREHOLDERS' EQUITY                                                469,022                445,833
                                                                    ------------------      -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $1,273,594             $1,155,076
                                                                    =================       ================




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           RPM, INC. AND SUBSIDIARIES                         4
                           --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                       SIX MONTHS ENDED                              THREE MONTHS ENDED
                                                         NOVEMBER 30,                                   NOVEMBER 30,
                                           -------------------------------------       ------------------------------------
                                               1996                   1995                   1996                  1995
                                           ----------------     ----------------       ---------------     ----------------
                                                                     RESTATED*                                 RESTATED*

NET SALES                                         $645,307             $564,356              $316,076             $281,402

COST OF SALES                                      368,565              327,263               182,030              163,950
                                           ----------------     ----------------       ---------------     ----------------

GROSS PROFIT                                       276,742              237,093               134,046              117,452

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                        187,386              161,594                93,980               82,846

INTEREST EXPENSE, NET                               15,462               12,787                 7,834                6,640
                                           ----------------     ----------------       ---------------     ----------------

INCOME BEFORE INCOME TAXES                          73,894               62,712                32,232               27,966

PROVISION FOR INCOME TAXES                          31,405               26,461                13,699               11,708
                                           ----------------     ----------------       ---------------     ----------------

NET INCOME                                        $ 42,489             $ 36,251              $ 18,533             $ 16,258
                                           ================     ================       ===============     ================



EARNINGS PER COMMON SHARE AND COMMOM
  SHARE EQUIVALENT (EXHIBIT 11.1)*                $   0.55             $   0.48              $   0.24             $   0.22
                                           ================     ================       ===============     ================

EARNINGS PER COMMON SHARE ASSUMING FULL
  DILUTION (EXHIBIT 11.1)*                        $   0.51             $   0.45              $   0.23             $   0.21
                                           ================     ================       ===============     ================


DIVIDENDS PER COMMON SHARE*                       $   0.25             $   0.23              $   0.13             $   0.12
                                           ================     ================       ===============     ================



* DATA FOR NOVEMBER 30, 1995 HAS BEEN RESTATED TO REFLECT THE JANUARY 12, 1996 ACQUISITION OF TCI, INC.
  ACCOUNTED FOR UNDER THE POOLING-OF-INTERESTS METHOD.

  THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          RPM, INC. AND SUBSIDIARIES                        5
                          --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                                             SIX MONTHS ENDED NOVEMBER 30,
                                                                  --------------------------------------------------

                                                                          1996                        1995
                                                                  ----------------------     ---------------------
                                                                                                    RESTATED*
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                    $42,489                   $36,251
  DEPRECIATION AND AMORTIZATION                                                  23,236                    21,866
  ITEMS NOT AFFECTING CASH AND OTHER                                             (6,561)                   (6,701)
  CHANGES IN OPERATING WORKING CAPITAL                                          (21,065)                   (4,323)
                                                                  ----------------------     ---------------------

                                                                                 38,099                    47,093
                                                                  ----------------------     ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY AND EQUIPMENT                                           (13,053)                  (14,395)
  ACQUISITION OF NEW BUSINESSES, NET OF CASH                                    (78,335)                  (45,820)
                                                                  ----------------------     ---------------------

                                                                                (91,388)                  (60,215)
                                                                  ----------------------     ---------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM STOCK OPTION EXERCISES                                              584                       811
  INCREASE (DECREASE) IN DEBT                                                    80,016                    46,562
  DIVIDENDS                                                                     (19,370)                  (17,781)
                                                                  ----------------------     ---------------------

                                                                                 61,230                    29,592
                                                                  ----------------------     ---------------------


NET INCREASE (DECREASE) IN CASH                                                   7,941                    16,470


CASH AT BEGINNING OF PERIOD                                                      19,855                    19,834
                                                                  ----------------------     ---------------------


CASH AT END OF PERIOD                                                           $27,796                   $36,304
                                                                  ======================     =====================




SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
---------------------------------------------------------------------

ISSUANCE OF SHARES IN CONNECTION WITH ACQUISITION OF NEW BUSINESS                     $0                     $65,200

INTEREST ACCRETED ON LYONS                                                         4,504                       4,277




*DATA FOR NOVEMBER 30, 1995 HAS BEEN RESTATED TO REFLECT THE JANUARY 12, 1996 ACQUISITION OF TCI, INC.
 ACCOUNTED FOR UNDER THE POOLING-OF-INTERESTS METHOD.



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                                               6
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                               NOVEMBER 30, 1996
                               -----------------
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the six and three months ended November 30, 1996 and November 30, 1995. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1996.



NOTE B - INVENTORIES
--------------------

      Inventories were composed of the following major classes:

                                                           November 30,              May 31,
                                                             1996 (1)                 1996
                                                           ------------              -------

     Raw materials and supplies                                $  69,132          $  64,995
     Finished goods                                            $ 121,185          $ 113,934
                                                               ---------          ---------
                                                               $ 190,317          $ 178,929
                                                               =========          =========

     (1) Estimated, based on components at May 31, 1996



NOTE C - ACQUISITIONS
---------------------

       On August 10, 1995, the Company acquired all of the outstanding shares of Star Finishing Products, Inc.

       On September 21, 1995, the Company acquired all of the outstanding shares of Dryvit Systems, Inc.

       On June 13, 1996, the Company acquired all the outstanding shares of Okura Holdings, Inc. for $73,000,000 in cash. Okura manufactures and markets fiberglass reinforced plastic grating products. These acquisitions as well as several small product line acquisitions have been accounted for by the purchase method of accounting. The following data summarizes, on an unaudited pro-forma basis, the combined results of operations of the companies for the six and three months ended November 30, 1996 and

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                               NOVEMBER 30, 1996
                               -----------------
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE C - ACQUISITIONS - Continued
---------------------

        November 30, 1995. The pro-forma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies.




                            For The Six           For The Three
                           Months Ended            Months Ended
                            November 30,          November 30,
                        -------------------   -------------------
                          1996       1995       1996       1995
                          ----       ----       ----       ----

Net Sales               $646,532   $611,045   $316,076   $295,079
                        --------   --------   --------   --------

Net Income              $ 42,435   $ 34,831   $ 18,533   $ 15,394
                        --------   --------   --------   --------

Earnings per common
  share and common
  share equivalent          $.54       $.45       $.24       $.20
                            ----       ----       ----       ----

Earnings per common
  share assuming full
  dilution                  $.51       $.43       $.23       $.19
                            ----       ----       ----       ----



NOTE D - SUBSEQUENT EVENTS
--------------------------

       On October 21, 1996, the Company signed a definitive agreement to acquire, effective February 1, 1997, substantially all of Tremco, Inc., a B.F.Goodrich Company subsidiary that manufactures and sells roofing systems, sealants and coatings. Tremco products are sold to customers primarily in building, construction, building maintenance and retail markets.

       The acquisition will be accounted for by the purchase method of accounting and the difference between the fair value of net assets acquired and the purchase consideration will be allocated to goodwill. The Company's financial statements will reflect the assets, liabilities and operating results of Tremco from the date of acquisition forward.

                                                                               8
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       SIX MONTHS ENDED NOVEMBER 30, 1996
                       ----------------------------------


RESULTS OF OPERATIONS
---------------------

        The Company's sales increased 12% in the second quarter and 14% in the first six months of the current fiscal year compared to last year's results.

        The Company acquired Composite Structures International, Inc. (CSI), formerly known as Okura Holdings, Inc., on June 13, 1996. With annual sales of approximately $35 million, CSI is a leading global manufacturer of molded and pultruded fiberglass reinforced plastic grating products, used for pedestrian walkways, platforms, staircases and similar types of industrial structures. CSI has posted a strong growth record under the leading brand names Fibergrate and Chemgrate. CSI offers the Company an attractive opportunity to capitalize on market, product and customer synergies. This acquisition is not expected to be dilutive in 1997.

        The CSI acquisition and that of Dryvit Systems, Inc. on September 21, 1995, along with several smaller acquisitions, net of several small divestitures, accounted for just over half of the increase in sales in the first six months, but less than 40% of the sales increase in the second quarter, compared to last year. Existing operations generated the balance of sales growth, slightly favoring the consumer lines and predominantly from higher unit volume as pricing adjustments have averaged less than 2% year-to-year. Exchange rate differences had a slight negative effect on sales this year versus last.

        The gross profit margin strengthened during the second quarter to 42.4% from 41.7% a year ago, bringing the year-to-date comparison to 42.9% from 42.0% last year. The majority of this improvement is the result of the recent acquisitions, net of divestitures. The balance of the margin improvement is the result of overall higher volume and favorable product mix, certain lower raw material costs, and conversion cost controls.

        The Company's selling, general and administrative expenses are shown increasing to 29.7% of sales in the second quarter from 29.4% a year ago, and to 29.0% after six months compared with 28.6% last year. During the second quarter of last year, the Company had recovered approximately $2 million from insurance carriers toward previously incurred environmental costs. Excluding this item, these expenses quarter-to-quarter have actually been reduced by .4% of sales among the core businesses through higher volume, cost reduction initiatives, and the timing of certain expenses. For the six month period, the insurance recovery plus several other non-recurring expense reductions a year ago, and the timing of certain expenses this year, caused a comparative .7% of sales increase in this expense category, offset .3% by the recent acquisitions, net of divestitures.

                                                                               9
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       SIX MONTHS ENDED NOVEMBER 30, 1996
                       ----------------------------------


        The interest expense increase reflects the additional indebtedness associated with Dryvit, CSI, and other acquisitions plus the LYONs interest accretion. Debt reductions of approximately $25 million during the past year and slightly lower interest rates reduced interest expense comparatively.

        The Company's net profit margin improved after six months to 6.6% of sales from 6.4% a year ago and to 5.9% for the second quarter from 5.8% a year ago as a result of the improved gross profit margin. Earnings per share comparisons are affected by Company shares issued in connection with the Dryvit acquisition. Data for November 1995 has been restated to reflect the acquisition of TCI, Inc. on January 12, 1996, accounted for under the pooling-of-interests method.

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

        On October 21, 1996, the Company entered into a definitive agreement to acquire substantially all of Tremco, Inc., a B.F.Goodrich Company subsidiary headquartered in Cleveland, Ohio. Tremco manufactures and sells roofing systems, sealants and coatings under the Tremco brand name, selling primarily to the building, construction, building maintenance and retail markets with annual sales of approximately $330 million. This purchase remains subject to completion of normal closing matters, but is expected to be completed during the Company's third fiscal quarter. This acquisition, if completed, has synergies with many of the Company's operations but would weaken the Company's third quarter earnings results due to seasonal conditions, and may be slightly dilutive in 1997. Thereafter, Tremco is expected to be a positive contributor to Company performance.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

CASH PROVIDED FROM OPERATIONS
        The Company generated cash from operations of $38 million during the first six months, compared with $47 million during the same period a year ago. This difference is mainly the result of the temporary accumulation of certain raw materials to take advantage of pricing opportunities, and timing differences within prepaid expenses. Cash flow from operations continues to be the primary source of financing the Company's internal growth.

                                                                              10
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       SIX MONTHS ENDED NOVEMBER 30, 1996
                       ----------------------------------


INVESTING ACTIVITIES
        The Company is not capital intensive, but invests in capital expenditures primarily to improve production and distribution efficiency and capacity. Such expenditures generally do not exceed depreciation and amortization in a given year.

        The Company invested $78 million in the purchase of CSI and several smaller businesses this year, net of cash acquired. The Company historically has acquired complementary businesses and this trend is expected to continue.

FINANCING ACTIVITIES
        On July 19, 1996, to finance the acquisition of CSI, the Company renegotiated its revolving credit facility to $250 million and extended its final maturity to 2001. This instrument had an outstanding balance of $160 million at November 30, 1996.

        As a result of the above transactions, the Company's debt-to-capital ratio stands at 53% compared to 50% at May 31, 1996, while interest coverage remains at over 5 times on a reported basis, over 7 times on a cash basis. Notably, on a fully diluted basis, the Company's debt-to-capital ratio drops to 35%. Working capital increased to $313 million from $276 million at May 31, 1996, $10 million of this difference attributable to the recent acquisitions and divestitures. The current ratio moved to 2.7:1 from 2.5:1, respectively.

        The Company maintains excellent relations with its banks and other financial institutions to further enable the financing of future growth opportunities.

                                                                              11
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                          PART II. - OTHER INFORMATION
                          ----------------------------

ITEM 1 -- LEGAL PROCEEDINGS
---------------------------


               Bondex International.
               ---------------------

               As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, and as updated in the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996, Bondex International, Inc., a wholly-owned subsidiary of the Company ("Bondex") is one of numerous corporate defendants in 432 then pending asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions in the United States. Subsequently, an additional 17 such cases have been filed. Bondex continues to deny liability in all 449 cases that remain pending and continues to vigorously defend them. Under a cost-sharing agreement among Bondex and its insurers effected in February, 1994, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments, if any, with Bondex responsible for a minor portion of each.

               Dryvit.
               -------

               As previously reported in the Company's Annual Report on Form 10-K for the fiscal year-end May 31, 1996, and as updated in the Company's Quarterly Report on Form 10- Q for the quarter ended August 31, 1996, Dryvit Systems, Inc., a wholly-owned subsidiary of the Company ("Dryvit"), is a co-defendant in several separate but related lawsuits, some of which have sought to certify classes comprised of owners of structures clad with exterior insulation finish systems ("EIFS") products manufactured by Dryvit and other EIFS manufacturers. On September 18, 1996, the North Carolina court presiding over one of the State Court cases, RUFF ET AL. V. PAREX, INC., ET AL. (96-CVS-0059), entered an order certifying a class of North Carolina owners of single family or multi-family residential dwellings which had an EIFS system installed during the period 1969 to present. On October 4, 1996, the Judicial Panel on Multi-District Litigation ordered that the nine pending federal court actions be transferred to the Eastern District Court of North Carolina for coordinated or consolidated pre- trial proceedings. Subsequent to that order, one additional federal court case, HILLMAN V. DRYVIT SYSTEMS, INC., ET AL. (3-96-1096) was filed in U.S. District Court for the District of Minnesota. Pursuant to the Multi-District Litigation Rules, that case has been consolidated with the other nine cases under the designation IN RE: STUCCO LITIGATION. Dryvit's insurers are paying Dryvit's defense costs, including attorneys fees and expenses as well as expert witness fees. Dryvit, through a joint defense arrangement, continues to contest the remaining class certification requests and challenge the merits of the plaintiffs' claims. As a result of efforts by Dryvit and other defendants' insurance carriers, Dryvit will be participating, along with other EIFS manufacturers, builders, window suppliers and others, in a mediation process coordinated through the CPR Institute for Dispute Resolution.

ITEM 4 --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

        The Annual Meeting of Shareholders of the Company was held on October 18, 1996. The following matters were voted on at the meeting.


                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                          PART II. - OTHER INFORMATION
                          ----------------------------




1. Election of Dr. Max D. Amstutz, E. Bradley Jones, John H. Morris, Jr. and Albert B. Ratner as Directors of the Company. The nominees were elected as Directors with the following votes:

      Dr. Max D. Amstutz
      ------------------

             For                                 66,771,478
             Withheld                               359,953
             Broker non-votes                           -0-

      E. Bradley Jones
      ----------------

             For                                 66,679,026
             Withheld                               452,405
             Broker non-votes                           -0-

      John H. Morris, Jr.
      -------------------

             For                                 66,761,839
             Withheld                               369,592
             Broker non-votes                           -0-

      Albert B. Ratner
      ----------------

             For                                 66,411,924
             Withheld                               719,507
             Broker non-votes                           -0-

2.    Approval and adoption of the RPM, Inc. 1996 Key Employees Stock
      Option Plan:

             For                                 59,740,181
             Against                              5,860,881
             Abstain                                774,214
             Broker non-votes                       756,155

                                                                        13
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                          PART II. - OTHER INFORMATION
                          ----------------------------


3. Approval of Amendment to the Amended Articles of Incorporation to increase the number of authorized Common Shares of the Company from 100,000,000 to 200,000,000:

                For                                 63,457,559
                Against                              2,775,829
                Abstain                                536,244
                Broker non-votes                       361,799

        For information on how the votes for the above matters have been tabulated, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders on October 18, 1996.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

        (a)    Exhibits
               --------

               Official Exhibit                                   Sequential
                   Number            Description                 Page Number
               ----------------    -------------------           -----------
                   11.1            Statement regarding                15
                                   computation of per share
                                   earnings

                   27              Financial Data Schedule

        (b)    Reports on Form 8-K
               -------------------

               The Company filed a Current Report on Form 8-K, dated October 21, 1996, with the SEC to report the issuance of a press release announcing the signing of the definitive agreement by the Company and the B.F.Goodrich Company for the Company to acquire substantially all of Tremco, Inc.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      RPM, Inc.

                                      By /s/ Thomas C. Sullivan
                                         ----------------------
                                      Thomas C. Sullivan
                                      Chief Executive Officer

                                      By /s/ Frank C. Sullivan
                                         ----------------------
                                      Frank C. Sullivan
                                      Chief Financial Officer

Date: 1/14/97