Form 10-Q
period 1997-02-28
RPM INC/OH/
filed 1997-04-14
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1997 or

_____Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________to________.

Commission File No. 0-5132
                    ------

                                    RPM, INC.
--------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)


         Ohio                                                   34-6550857
---------------------------------------      -----------------------------------

(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 777;  2628 Pearl Road; Medina, Ohio                       44258
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number including area code             (330) 273-5090
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

   As of April 11, 1997, 78,382,629 RPM, Inc. Common Shares were outstanding.

                      Exhibit Index on Page 12 of 14 pages.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------



                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION                                     Page No.
------------------------------                                     --------

Consolidated Balance Sheets
  February 28, 1997 and May 31, 1996                                  3

Consolidated Statements of Income
   Nine Months and Three Months Ended
   February 28, 1997 and February 29, 1996                            4

Consolidated Statements of Cash Flows
   Nine Months Ended
   February 28, 1997 and February 29, 1996                            5

Notes to Consolidated Financial Statements                            6

Management's Discussion and Analysis of Results
    of Operations and Financial Condition                             8


PART II.  OTHER INFORMATION                                           11
---------------------------

                           RPM, INC. AND SUBSIDIARIES                         3
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                     ASSETS
                                     ------
                                                                  February 28, 1997    May 31, 1996
                                                                  -----------------  ----------------

Current Assets
  Cash                                                              $    33,596        $    19,855
  Marketable securities, at cost                                         12,525             14,422
  Trade accounts receivable (less allowance for doubt-
    ful accounts $12,801 and $9,993)                                    251,544            231,560
  Inventories                                                           233,027            178,929
  Prepaid expenses                                                       33,263             20,360
                                                                    -----------        -----------
    Total current assets                                                563,955            465,126
                                                                    -----------        -----------

Property, Plant and Equipment, At Cost                                  516,423            399,580
  Less: accumulated depreciation and amortization                       224,691            174,920
                                                                    -----------        -----------
    Property, plant and equipment, net                                  291,732            224,660
                                                                    -----------        -----------

Other Assets
  Costs of businesses over net assets acquired                          371,253            268,492
  Intangible Assets                                                     310,049            159,798
  Equity in unconsolidated affiliates                                    18,468             16,623
  Other                                                                  32,240             20,377
                                                                    -----------        -----------
    Total other assets                                                  732,010            465,290
                                                                    -----------        -----------

Total Assets                                                        $ 1,587,697        $ 1,155,076
                                                                    ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Current portion of long term debt                                 $     1,431        $     1,747
  Accounts payable                                                       90,727             85,874
  Accrued compensation and benefits                                      39,916             29,678
  Accrued warranty and loss reserves                                     31,228             33,731
  Other accrued liabilities                                              42,988             26,910
  Income taxes payable                                                   (1,333)            11,464
                                                                    -----------        -----------
    Total current liabilities                                           204,957            189,404
                                                                    -----------        -----------

Long-term Liabilities
  Long-term debt, less current maturities                               785,469            447,654
  Other long-term liabilities                                            35,422             14,375
  Deferred income taxes                                                  85,689             57,810
                                                                    -----------        -----------
    Total long-term liabilities                                         906,580            519,839
                                                                    -----------        -----------

Shareholders' Equity
  Common shares,  stated value $.018 per share;
    authorized 200,000,000 shares;
    issued and outstanding 78,373,000
    and 77,449,000 shares, respectively                                   1,426              1,410
  Paid-in capital                                                       229,259            215,019
  Retained earnings                                                     252,336            231,896
  Cumulative translation adjustment                                      (6,861)            (2,492)
                                                                    -----------        -----------
    Total shareholders' equity                                          476,160            445,833
                                                                    -----------        -----------

Total Liabilities And Shareholders' Equity                          $ 1,587,697        $ 1,155,076
                                                                    ===========        ===========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                        CONSOLIDATED STATEMENTS OF INCOME                    4
                        ---------------------------------
                                   (Unaudited)
                    (In thousands, except per share amounts)





                                                 Nine Months Ended             Three Months Ended
                                             -------------------------    ---------------------------
                                            February 28,  February 29,    February 28,   February 29,
                                               1997           1996            1997          1996
                                            -----------   ------------    -----------    ------------

Net Sales                                     $942,484       $819,513       $297,177       $255,157

Cost of Sales                                  539,949        477,454        171,384        150,191
                                              --------       --------       --------       --------

Gross Profit                                   402,535        342,059        125,793        104,966

Selling, General and Administrative
   Expenses                                    291,287        245,916        103,901         84,322

Interest Expense, Net                           24,296         19,530          8,834          6,743
                                              --------       --------       --------       --------

Income Before Income Taxes                      86,952         76,613         13,058         13,901

Provision for Income Taxes                      36,955         32,315          5,550          5,854
                                              --------       --------       --------       --------

Net Income                                    $ 49,997       $ 44,298       $  7,508       $  8,047
                                              ========       ========       ========       ========



Earnings per common share and common
  share equivalent (Exhibit 11.1)             $   0.64       $   0.58       $   0.10       $   0.11
                                              ========       ========       ========       ========

Earnings per common share assuming full
  dilution (Exhibit 11.1)                     $   0.61       $   0.56       $   0.10       $   0.11
                                              ========       ========       ========       ========


Dividends per common share                    $   0.38       $   0.35       $   0.13       $   0.12
                                              ========       ========       ========       ========






The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES                         5
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                    (In thousands, except per share amounts)



                                                                                Nine Months Ended
                                                                           ----------------------------
                                                                           February 28,     February 29,
                                                                               1997             1996
                                                                           -----------       ----------
Cash Flows From Operating Activities:
  Net Income                                                                $  49,997        $  44,298
  Depreciation and amortization                                                35,730           31,906
  Items not affecting cash and other                                          (11,781)          (9,569)
  Changes in operating working capital                                        (27,450)          (3,234)
                                                                            ---------        ---------

                                                                               46,496           63,401
                                                                            ---------        ---------

Cash Flows From Investing Activities:
  Additions to property and equipment                                         (20,456)         (22,109)
  Sale of businesses, net of cash transferred                                   7,465                0
  Acquisition of new businesses, net of cash                                 (327,188)         (45,820)
                                                                            ---------        ---------

                                                                             (340,179)         (67,929)
                                                                            ---------        ---------


Cash Flows From Financing Activities:
  Proceeds from stock option exercises                                            906            1,014
  Increase (decrease) in debt                                                 336,075           37,034
  Dividends                                                                   (29,557)         (27,372)
                                                                            ---------        ---------

                                                                              307,424           10,676
                                                                            ---------        ---------


Net Increase (Decrease) in Cash                                                13,741            6,148


Cash at Beginning of Period                                                    19,855           19,834
                                                                            ---------        ---------


Cash at End of Period                                                       $  33,596        $  25,982
                                                                            =========        =========




Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------

Issuance of shares in connection with acquisition of new business           $  13,600        $  65,200

Interest accreted on LYONs                                                      6,795            6,452




The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                FEBRUARY 28, 1997
                                -----------------
                                   (Unaudited)
                    (In thousands, except per share amounts)


NOTE A - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the nine and three months ended February 28, 1997 and February 29, 1996. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1996.


NOTE B - INVENTORIES
--------------------

         Inventories were composed of the following major classes:

                                                 February 28,         May 31,
                                                    1997  (1)           1996
                                                    ----                ----

         Raw material and supplies                $ 84,646            $ 64,995
         Finished goods                            148,381             113,934
                                                  --------            --------
                                                  $233,027            $178,929
                                                  ========            ========

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

                                                                               7
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                FEBRUARY 28, 1997
                                -----------------
                                   (Unaudited)
                    (In thousands, except per share amounts)



NOTE C - ACQUISITIONS - Continued
---------------------

         On February 1, 1997, the Company acquired all the outstanding shares of Tremco, Inc. a B.F. Goodrich Company subsidiary for approximately $243,000,000. Tremco manufactures and sells roofing systems, sealants and coatings to customers primarily in the building, construction, building maintenance and retail markets.

         These acquisitions as well as several small product line acquisitions have been accounted for by the purchase method of accounting. The following data summarizes, on an unaudited pro-forma basis, the combined results of operations of the companies for the nine and three months ended February 28, 1997 and February 29, 1996.

         The pro-forma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies.


                                                          For The Nine                                For The Three
                                                          Months Ended                                Months Ended
                                                          ------------                                ------------
                                               February 28,            February 29,           February 28,       February 29,
                                                   1997                   1996                   1997               1996
                                                   ----                   ----                   ----               ----

         Net Sales                              $1,184,457             $1,106,334              $342,315           $319,631
                                                ==========             ==========              ========           ========

         Net Income                             $   53,545             $   39,907              $    307           $ (2,098)
                                                ==========             ==========              ========           ========

         Earnings per common
           share and common
           share equivalent                        $.68                   $.51                    $-0-             $(.03)
                                                   ====                   ====                    ====             =====

         Earnings per common
           share assuming full
           dilution                                $.65                   $.50                    $-0-             $(.03)
                                                   ====                   ====                    ====             =====

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       NINE MONTHS ENDED FEBRUARY 28, 1997
                       -----------------------------------


RESULTS OF OPERATIONS
---------------------

         Sales were ahead 16% in the third quarter and 15% in the first nine months of the current fiscal year compared to last year's results.

         The Company acquired Composite Structures International, Inc. (CSI), formerly known as Okura Holdings, Inc., on June 13, 1996. With annual sales of approximately $35 million, CSI is a leading global manufacturer of molded and pultruded fiberglass reinforced plastic grating products, used for pedestrian walkways, platforms, staircases and similar types of industrial structures. CSI has posted a strong growth record under the leading brand names Fibergrate and Chemgrate. CSI offers the Company an attractive opportunity to capitalize on market, product and customer synergies with other RPM operating companies.

         On February 1, 1997, the Company completed the acquisition of Tremco, Inc., Cleveland, Ohio. Tremco manufactures roofing systems, sealants and coatings under the Tremco brand name, selling primarily to the building, construction, building maintenance and retail markets, and had annual sales in 1995 of approximately $330 million. Tremco's product lines and distribution network offer highly complementary synergies with many of the Company's operations.

         The CSI and Tremco acquisitions and that of Dryvit Systems, Inc. (Dryvit) on September 21, 1995, along with several smaller acquisitions and joint ventures, net of several small divestitures, accounted for just over half of the increase in sales for the first nine months and third quarter compared to last year. Existing operations generated the balance of sales growth, slightly favoring the industrial lines and predominantly from higher unit volume as pricing adjustments have been nominal year-to-year. Exchange rate differences have had a slight negative effect on sales this year versus last.

         Gross profit margin strengthened during the third quarter to 42.3% from 41.1% a year ago, bringing the year-to-date comparison to 42.7% from 41.7% last year. The majority of this improvement year-to-date comes from existing operations and the positive effects of certain lower raw material costs, favorable product mix including greater increases in industrial sales, higher volume effects, and conversion cost controls. The balance of the margin improvement is the result of the recent acquisitions, net of divestitures.

         Selling, general and administrative expenses increased to 30.9% for nine months, compared with 30% last year. During the second quarter of last year, the Company recovered approximately $2 million from insurance carriers toward previously incurred environmental costs. This recovery, plus several non-recurring expense reductions in the year ago period, and planned increases in promotional spending and the timing of certain expenses this year, caused substantially all of the nine month percentage difference in this category, with acquisition costs

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       NINE MONTHS ENDED FEBRUARY 28, 1997
                       -----------------------------------



         accounting for the difference. In the third quarter, S,G&A expenses increased to 35% of sales from 33% a year ago, principally as a result of product line mix and planned promotional spending increases, with the balance attributable to net acquisition related expenses, mainly from Tremco.

         Increase interest expense reflects the additional indebtedness associated with Dryvit, CSI, Tremco and other acquisitions, plus non-cash interest accretion. Reductions in debt of approximately $14 million during the past year and slightly lower interest rates reduced interest expense comparatively.

         As expected, third quarter earnings were negatively (approximately $.02 per share) impacted by the slow seasonal operations and acquisition costs of Tremco. Earnings per share comparisons are further affected this year by Company shares issued in connection with the Dryvit acquisition.

         The Company's foreign sales and results of operations are subject to the impact of foreign currency fluctuations. Most of the Company's foreign operations are in Belgium, and with the Belgian franc being a fairly stable currency, this effect has been minimal. Foreign debt is denominated in the respective foreign currency, thereby eliminating any related translation impact on earnings.

         The CSI and Tremco acquisitions are not expected to have a dilutive effect on 1997 results, and in future years, both acquisitions are expected to be positive contributors to Company performance.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

CASH PROVIDED FROM OPERATIONS

         The Company generated cash from operations of $46 million during the first nine months compared with $63 million during the same period a year ago. This difference is mainly the result of temporary accumulations of certain inventories to take advantage of pricing opportunities (the benefits of which are reflected in the improved gross profit margin discussed above) and to accommodate several new product introductions, and timing differences. Cash flow from operations continues to be the primary source of financing the Company's internal growth.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       NINE MONTHS ENDED FEBRUARY 28, 1997
                       -----------------------------------


INVESTING ACTIVITIES

         The Company is not capital intensive, but invests in capital expenditures primarily to improve production and distribution efficiency and capacity. Such expenditures generally do not exceed depreciation and amortization in a given year.

         The Company invested $327 million to purchase CSI, Tremco and several smaller businesses and joint ventures this year, net of cash acquired. The Company historically has acquired complementary businesses and this trend is expected to continue. Several small businesses were sold this year for a net amount of $7 million.

FINANCING ACTIVITIES

         The Company renegotiated its revolving credit facility on July 19, 1996 to $250 million and extended its final maturity to 2001 to finance the acquisition of CSI.

         On February 3, 1997, in conjunction with the acquisition of Tremco, the Company entered into a new $500 million revolving credit agreement, maturing in 2002. At the time of the acquisition, $257 million of this facility was used to finance the purchase, including fees and other cash requirements. In addition, $160 million was used to retire the outstanding balance of the $250 million revolving credit agreement.
         The new instrument had an outstanding balance of $417 million at February 28, 1997.

         As a result of these transactions, the Company has a debt-to-capital ratio of 62% compared to 50% at May 31, 1996, while interest coverage remains at over 5 times on a reported basis, and over 6 times on a cash basis. The Company intends to reduce its debt level by approximately $150 million within the next year through the sale of a number of Tremco and other product lines and the sale of certain assets. Presently, on a fully diluted basis, the Company's debt-to-capital ratio is 48%.

         Working capital increased to $359 million from $276 million at May 31, 1996, $55 million of this difference attributable to the CSI and Tremco acquisitions. The current ratio moved to 2.8:1 from 2.5:1, respectively.

         The Company maintains excellent relations with its banks and other financial institutions to further enable the financing of future growth opportunities.

                           RPM, INC. AND SUBSIDIARIES
                          PART II. - OTHER INFORMATION

ITEM 1-- LEGAL PROCEEDINGS
--------------------------

                  Bondex International
                  --------------------

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, and as updated in the Company's Quarterly Reports on Form 10-Q for the quarters ended August 31, 1996 and November 30, 1996, Bondex International, Inc., a wholly-owned subsidiary of the Company ("Bondex"), is one of numerous corporate defendants in 449 then pending asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions of the United States. Subsequently, an additional 13 such cases have been filed and 7 such cases which had been filed were dismissed with prejudice without payment pursuant to summary judgment or stipulation of the parties, leaving a total of 455 such cases pending. Bondex continues to deny liability in all asbestos-related lawsuits and continues to vigorously defend them. Under a cost-sharing agreement among Bondex and its insurers effected in 1994, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments, if any, with Bondex responsible for a minor portion of each.

                  Dryvit
                  ------

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, and as updated in the Company's Quarterly Reports on Form 10-Q for the quarters ended August 31, 1996 and November 30, 1996, Dryvit Systems, Inc., a wholly-owned subsidiary of the Company ("Dryvit"), is a co-defendant in several separate but related lawsuits, some of which have sought to certify classes comprised of owners of structures clad with exterior insulation finish systems ("EIFS") products manufactured by Dryvit and other EIFS manufacturers. On September 18, 1996, the North Carolina court presiding over one of the State Court cases, RUFF ET AL. V. PAREX, INC., ET AL. (96-CVS-0059), entered an order certifying a class of North Carolina owners of single family or multi-family residential dwellings which had an EIFS system installed during the period 1969 to present. On October 4, 1996, the Judicial Panel on Multi-District Litigation ordered that the nine pending federal court actions be transferred to the Eastern District Court of North Carolina for coordinated or consolidated pre-trial proceedings. Subsequent to that order, one additional federal court case, HILLMAN V. DRYVIT SYSTEMS, INC., ET (3-96-1096), was filed in U.S. District Court for the District of Minnesota. Pursuant to the Multi-District Litigation Rules, that case has been consolidated with the other nine cases under the designation IN RE: STUCCO LITIGATION. Dryvit is also a co-defendant in a Georgia class action proceeding, HARDY, ET AL. V. DRYVIT SYSTEMS, INC., ET AL., 97-CA-E55319. Dryvit's insurers are paying Dryvit's defense costs, including attorneys fees and expenses as well as expert witness fees. Dryvit, through a joint defense arrangement, continues to contest these class certification requests and challenge the merits of the plaintiffs' claims. Dryvit and its

                           RPM, INC. AND SUBSIDIARIES
                          PART II. - OTHER INFORMATION


insurers are participating, along with the other EIFS manufacturers and their insurers, in a mediation process coordinated through the CPR Institute for Dispute Resolution.

ITEM 2--CHANGES IN SECURITIES
-----------------------------

                                    Part II

(c)  Recent Sales of Unregistered Securities.

     No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the period covered by this Quarterly Report on Form 10-Q other than the following:

     (i) On January 14, 1997, in connection with the purchase by RPM and its wholly owned subsidiary, Bondo/Mar-Hyde Corporation (the successor corporation to Dynatron/Bondo Corporation) of all of the assets, and the assumption of certain liabilities, of the business conducted by Marson Corporation, a Delaware corporation and Marson Canada Inc., a Canadian corporation, as the Marson Automotive Division, the Company issued 771,632 shares of Common Stock to Marson Corporation, as consideration for the $13,600,000 purchase price. Registration under the Securities Act of 1933 was not effected with respect to the transaction described above in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on 8-K.

(a) Exhibits.

                                                                     Sequential
Exhibit No.                  Description                             Page No.
-----------                  -----------                             --------

     10.1 Credit Agreement, dated as of February 3, 1997, between the Company, the Banks identified on the Signature Pages thereto, National City Bank as Documentation Agent, and The Chase
                    Manhattan Bank as Administrative Agent.

     11.1           Statement Regarding Computation of Per Share
                    Earnings.

     27.1           Financial Data Schedule.


(b)  Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K, dated February 1, 1997, reporting under Item 2 the Company's acquisition of Tremco Incorporated as of February 1, 1997. The following financial statements were filed therewith:

Tremco Incorporated Combined financial Statements as of October 31, 1996
     Report of Independent Auditors
     Combined Statement of Assets to be Acquired and Liabilities to be Assumed Combined Statement of Revenues and Expenses
     Combined Statement of Cash Flows
     Notes to Combined Financial Statements

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RPM, Inc.


                                       By  /s/ Frank C. Sullivan
                                           -----------------------------
                                       Frank C. Sullivan
                                       Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Chief Financial Officer)



Date:  4/14/97