Form 10-K
period 1997-05-31
RPM INC/OH/
filed 1997-08-28
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the fiscal year ended May 31, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from __________ to ___________

                           Commission File No. 0-5132

                                    RPM, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Ohio                                      34-6550857
--------------------------------------      ------------------------------------
(State or Other Jurisdiction of              (IRS Employer Identification
Incorporation or Organization)               No.)

P.O.  Box 777,  2628 Pearl Road,  Medina, Ohio                        44258
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

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

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  As of August 20, 1997, 78,472,777 Common Shares were outstanding, and the aggregate market value of the Common Shares of the Registrant held by non-affiliates (based upon the closing price of the Common Shares as reported on the Nasdaq National Market on August 20, 1997) was approximately $1,577,961,742. For purposes of this information, the 2,426,428 outstanding Common Shares which were owned beneficially as of August 20, 1997 by executive officers and Directors of the Registrant were deemed to be the Common Shares held by affiliates.

                       Documents Incorporated by Reference

                  Portions of the following documents are incorporated by reference to Parts II, III and IV of this Annual Report on Form 10-K: (i) definitive Proxy Statement to be used in connection with the Registrant's Annual Meeting of Shareholders to be held on October 17, 1997 (the "1997 Proxy Statement") and (ii) the Registrant's 1997 Annual Report to Shareholders for the fiscal year ended May 31, 1997 (the "1997 Annual Report to Shareholders").

                  Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of June 30, 1997.

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

ACQUISITIONS

         As part of this acquisition program, in February 1997, the Company acquired all of the issued and outstanding shares of Tremco Incorporated ("Tremco") from The BFGoodrich Company for approximately $236 million in cash. Tremco manufactures and sells roofing systems, sealants and coatings. Tremco is headquartered in Cleveland, Ohio and has manufacturing locations in the United States, Canada, the United Kingdom, and The Netherlands, with offices and joint ventures in several other countries. The roofing systems, sealants and coatings manufactured under the Tremco brand name are sold to customers primarily in building, construction, building maintenance and retail markets. Since the acquisition and subsequent to May 31, 1997, the Company sold Tremco's Swiggle Insulating Glass Sealant and Auto Replacement Glass Sealant businesses since both of these businesses served OEM markets unrelated to the Company's core business. The divestiture of these two businesses will result in a Tremco annual revenue base of approximately $230 million and a net purchase price for the Tremco acquisition of approximately $125 million.

         In June 1996, the Company acquired all of the outstanding shares of Composite Structures International (formerly Okura Holdings, Inc.), a manufacturer of molded and pultruded fiberglass reinforced plastic grating products, used for pedestrian walkways, platforms, staircases and similar types of industrial structures.

         In addition to the above acquisitions, in January 1997, the Company's subsidiary, Bondo/Mar-Hyde, acquired substantially all of the assets of the Automotive Division of Marson Corporation and Marson Canada Inc. ("Marson Automotive") in exchange for RPM Common

Shares. Marson Automotive supplies the automotive paint, body and repair, and equipment market and manufactures auto body fillers, and distributes a diverse group of other automotive products and tools.

DISPOSITIONS

         Subsequent to the May 31 fiscal year-end, in addition to the sale of the Tremco businesses discussed previously, the Company received the proceeds from the sale of its craft and hobby products unit, Craft House. Craft House's primary products include: paint-by-number-sets, licensed coloring and painting activities, children's crafts, plastic model kits, chemistry sets, science activities, and die cast collectibles. The Company's decision to divest Craft House was driven by its commitment to its core product markets. Other divestitures during the fiscal year include PCI Industries, Inc., Label Systems, Inc., and the Hagerstown, Maryland resin facility of Rust-Oleum Corporation.


                                    BUSINESS

                  RPM operates principally in one business segment, the manufacture and marketing of protective coatings. These protective coatings products are used for both industrial and consumer applications. For industrial applications, RPM manufactures and markets coatings for waterproofing and general maintenance, corrosion control, and other specialty chemical applications. For consumer applications, RPM manufactures do-it-yourself products for the home maintenance, automotive repair, hobby and leisure and marine markets. RPM, through its operating companies, serves niche markets within these broader categories, thus providing a foundation for its strategy of growth through product line extensions.

                  The protective coating products manufactured by RPM are used primarily on property which already exists. RPM is not involved to any great degree in new construction and, therefore, is generally less affected by cyclical movements in the economy. RPM markets its products in approximately 130 countries and operates manufacturing facilities in 59 locations in the United States, Argentina, Belgium, Brazil, Canada, China, England, Malaysia, The Netherlands, Poland, Singapore and South Africa.

INDUSTRIAL PRODUCTS

                  RPM's industrial products represent approximately 60% of the Company's sales. The numerous protective coatings manufactured by the Company are used in a variety of industrial applications including waterproofing, general maintenance, corrosion control and other specialty chemical applications.

                  The Company manufactures a number of products designed for waterproofing applications. These waterproofing products include sealants, deck coatings, membranes and water-based coatings for commercial and industrial maintenance produced by the Company's

Mameco International, Martin Mathys, Consolidated Coatings, ESPAN, and newly acquired Tremco businesses.

                  The Company also manufactures a variety of products used for general commercial and industrial maintenance. These products include roofing products, such as asphaltic aluminum roof deck coating produced by RPM's original business unit, Republic Powdered Metals, Geoflex and Hy-Shield premium single-ply roofing materials and Tremco roofing systems. Other products include high-performance polymer floors, linings and wall systems produced by Stonhard, molded and pultruded fiberglass reinforced plastic grating products manufactured by Composite Structures International (formerly Okura Holdings, Inc.), under the brand names of Chemgrate and Fibergrate, as well as Dryvit coatings and adhesives for exterior wall insulating finishing systems and TCI powdered coatings.

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

                  The Company also produces a variety of specialty chemical products within selected niche markets. Products manufactured for specialty chemical applications include: Day-Glo Color and Radiant Color fluorescent colorants and pigments; Mohawk, Star Finishing and Chemical Coatings furniture repair and restoration coatings; Chemspec commercial carpet cleaning solutions; ValvTect diesel fuel additives; Wolman industrial lumber treatments; American Emulsions dye additives for textile dying and finishing; and concrete admixtures sold by Euclid Chemical, RPM's 50-50 joint venture with Holderbank Group.

CONSUMER PRODUCTS

                  RPM's consumer products represent approximately 40% of the Company's sales. The Company's consumer products include products designed for the household do-it-yourself, automotive repair, hobby and leisure and marine markets.

                  RPM's primary consumer do-it-yourself businesses are Rust-Oleum, Zinsser, Kop-Coat and Bondex International. Rust-Oleum manufactures high quality corrosion-resistant, general purpose and decorative coatings for the household maintenance and light industrial markets. Zinsser manufactures a broad line of specialty primers and sealants and is the nation's leading producer of shellac items used as pharmaceutical glazes, confectioner's glazes, citrus fruit coatings and wood coatings. Kop-Coat manufactures pleasure marine coatings and compounds and wood treatment products. Bondex International produces a nationwide line of household patch and repair products, in addition to basement waterproofing products. Other consumer do-it-yourself products include: fabrics, window treatments and wall coverings sold by Design/Craft Fabric and Richard E. Thibaut; and Wolman deck coatings, sealants and brighteners. RPM's consumer do-it-yourself products are marketed through thousands of mass merchandise, home center and hardware stores throughout North America.

                  The Company also manufactures products for the hobby and leisure markets including: Testor's model kits and accessory products and Floquil/Polly S Color hobby, art and craft coatings. RPM's consumer hobby and leisure products are marketed through thousands of mass merchandise, toy and hobby stores throughout North America.

                  Other consumer product lines include repair and auto body paints and specialty products for the automotive aftermarket manufactured by the Company's Bondo/Mar-Hyde business, which includes the recently acquired Automotive Division of Marson Corporation. Products marketed by these units include spray paints, body fillers, vinyl colors, bumper repair products and other specialty repair products. The Company also manufactures a variety of products for the marine aftermarket, including Pettit, Woolsey and Z-Spar brands of coatings.

FOREIGN OPERATIONS

                  The Company's foreign operations for the fiscal year ended May 31, 1997 accounted for approximately 15% of its total sales, although it also receives license fees and royalty income from numerous license agreements and also has joint ventures in various foreign countries. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, China, England, Malaysia, The Netherlands, Poland, Singapore and South Africa, and sales offices or public warehouse facilities in the Czech Republic, England, France, Iberia, Mexico, the Philippines, Singapore and several other countries. Information concerning the Company's foreign operations is set forth in Note I (Industry Segment and Geographic Area Information) of Notes to Consolidated Financial Statements, which appear elsewhere in this Annual Report on Form 10-K.

COMPETITION

                  The Company is engaged in a highly competitive industry and, with respect to all of its major products, faces competition from local and national firms. Several of the companies with which RPM competes have greater financial resources and sales organizations than the Company. While no accurate figures are available with respect to the size of or the Company's position in the market for any particular product, management believes that the Company is a major producer of aluminum coatings, cement-based paint, hobby paints, pleasure marine coatings, furniture finishing repair products, automotive repair products, industrial corrosion control products, consumer rust-preventative coatings, polymer flooring, fluorescent coatings and pigments, exterior insulation finish systems, molded and pultruded fiberglass reinforced plastic grating and shellac-based coatings. The Company, however, does not believe that it has a significant share of the total protective coatings market.

INTELLECTUAL PROPERTY

                  The intellectual property portfolios of the subsidiaries of the Company include numerous valuable patents, trade secrets and know-how, trademarks and trade names. Significant research and technology development continues to be conducted by the subsidiaries. However, no single patent, trademark, name or license, or group of these rights, other than the marks Day-Glo(R), Rust-Oleum(R), Carboline(R) and Tremco(R), are material to the Company's business.

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

                  Tremco Incorporated, a subsidiary of the Company, which was acquired in February 1997, is the owner of over 100 registrations for the mark and name "TREMCO(R)" in numerous countries and the United States for a variety of sealants and coating products. There are also many other foreign and domestic registrations for other trademarks of Tremco Incorporated, for a total of over 600 registrations and applications. The registrations are valid for a variety of terms ranging from one year to 20 years, which terms are renewable as long as the marks continue to be used. Renewal of the registration is done on a regular basis.

                  The Company's other valuable product trademarks also include:
ALOX(R), ALUMANATION(R), AVALON(R), B-I-N(R), BITUMASTIC(R), BONDO(R), BONDEX(R), BULLS EYE(R), CHEMGRATE(R), DRYVIT(R), DYMERIC(R), DYNALITE(R), DYNATRON(R), EASY FINISH(R), EPOXSTEEL(R), FIBERGRATE(R), FLOQUIL(R), GEOFLEX(R), LUBRASPIN(TM), MAR-HYDE(R), MOHAWK and DESIGN(R), OUTSULATION(R), PARASEAL(R), PERMAROOF(R), PETTIT(TM), PLASITE(R), SANITILE(R), STONCLAD(R), STONHARD(R), STONLUX(R), TALSOL(R), TCI(TM), TESTORS(R), ULTRALITE(TM), VULKEM(R), WOOLSEY(R), ZINSSER(R) and Z-SPAR(R); and, in Europe, RADGLO(R) and MARTIN MATHYS(R).

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

RESEARCH

                  The Company's research and development work is performed in various laboratory locations throughout the United States. During fiscal years 1997, 1996 and 1995, the Company invested approximately $14.6 million, $13.7 million and $12.3 million, respectively, on research and development activities. The customer sponsored portion of such expenditures was not significant.

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

EMPLOYEES

                  As of June 30, 1997, the Company employed 6,651 persons, of whom 772 were represented by unions under contracts which expire at varying times in the future. The Company believes that its relations with its employees are good.

ITEM 2.           PROPERTIES.

                  The Company's corporate headquarters and a plant and offices for one subsidiary are located on an 80-acre site in Medina, Ohio, which is owned by the Company. The Company's operations occupy a total of approximately
6.1 million square feet, with the majority, approximately 5.1 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 6.1 million square feet occupied, 5.0 million square feet are owned and 1.1 million square feet are occupied under operating leases. The Company's facilities of 200,000 square feet or larger, as of June 30, 1997, are set forth in the table below.

                                                                 APPROXIMATE
                                                                 SQUARE FEET
                                   TYPE OF                            OF                          LEASED OR
       LOCATION                    FACILITY                       FLOOR SPACE                       OWNED
       --------                    --------                       -----------                       -----

Pleasant Prairie,             Manufacturing and                       298,000                       Owned
         Wisconsin            Warehouse (Rust-Oleum
                              Corporation)

Toronto, Canada               Manufacturing,                          207,000                       Owned
                              Warehouse and
                              Laboratory (Tremco
                              Incorporated)

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

ITEM 3.           LEGAL PROCEEDINGS.

                  Bondex.
                  -------

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, and as updated in the Company's Quarterly Reports on Form 10-Q for the quarters ended August 31, 1996, November 30, 1996 and February 28, 1997, Bondex International, Inc., a wholly-owned subsidiary of the Company ("Bondex"), was one of numerous corporate defendants in 455 then pending asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions of the United States. Subsequently, an additional 26 such cases have been filed and 24 such cases which had been filed were dismissed with prejudice without payment pursuant to summary judgment or stipulation of the parties, leaving a total of 457 such cases pending. Bondex continues to deny liability in all asbestos-related lawsuits and continues to vigorously defend them. Under a cost-sharing agreement among Bondex and its insurers effected in 1994, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments, if any, with Bondex responsible for a minor portion of each.

                  Carboline.
                  ----------

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Carboline Company, a wholly-owned subsidiary of the Company ("Carboline") has been named as one of 21 corporate defendants in Rufino O. Cavazos, et al., vs. Ceilcote Company, et al., Cause No. 89-CI-12651, in the 73rd Judicial District Court of Bexar County, Texas, filed in March 1990, and in similar suits subsequently filed on behalf of individuals (and, where applicable, their spouses and children) employed at the Comanche Peak Nuclear Plant and the South Texas Nuclear Plant. Several supplemental petitions have been filed in Bexar County for the purpose of adding other spouses and children of the worker plaintiffs, bringing the total number of Bexar County plaintiffs to 10,556. Another suit with virtually identical allegations was filed on December 29, 1993 in Rusk County, Texas. That suit, Mary Gunn, et al. vs. Southern Imperial Coatings Corp., et al, Cause No. 93-470, in the 4th Judicial District Court, Rusk County, Texas, involves 155 worker plaintiffs and 82 spouses. All of the suits allege bodily injury as a result of exposure to defendants' products. The litigation is continuing in the discovery stage. With respect to the Bexar County cases, the court has indicated that summary jury trials involving 10 plaintiffs each will be scheduled, although specific trial dates have not been set. Carboline has denied all liability in these cases and is conducting a vigorous defense. Several of Carboline's insurance carriers, and Carboline, are defending the lawsuits under a cost-sharing agreement.

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, in September 1991, Our Lady of the Lake Hospital, Inc. ("OLOL") filed suit captioned Our Lady of the Lake Hospital, Inc. vs. Carboline Company, et al, Number 373,498, Division "J", Nineteenth Judicial District Court, Parish of East Baton Rouge, State of Louisiana, alleging that a fireproofing product manufactured by Carboline, known as Pyrocrete 102, caused damage to the structural steel of the hospital which OLOL owns and operates in Baton Rouge, Louisiana. Sun Company, Inc. ("Sun") and Carboline Company, a Missouri corporation which was merged into Sun pursuant to a statutory merger in 1980 ("Carboline Missouri") were also named as defendants in the litigation. OLOL claimed it would cost in excess of $20 million to repair the damage to the hospital building and also sought damages for lost revenues, lost profits, punitive damages and attorney fees.

                  In August 1992, OLOL filed two related suits against Sun captioned Our Lady of the Lake Hospital, Inc. vs. Sun Company, Inc., Numbers 384,867, and 395,932, Division "I", Nineteenth Judicial District Court, Parish of East Baton Rouge, State of Louisiana, making allegations similar to the allegations in Number 373,498, described above, and seeking to recover alleged damages to the structural steel of the OLOL hospital.

                  Carboline denied the allegations of both OLOL's claims and vigorously contested them. Carboline's defense was assumed by First Colonial Insurance Company ("First Colonial"), a wholly-owned insurance subsidiary of the Company. Pursuant to an agreement between Carboline and Sun, Carboline provided a defense for Sun in this litigation.

                  In May 1995, Carboline filed a Supplemental and Amended Third Party Demand in Case Number 373,498, against a number of its primary and excess insurance carriers seeking, among other things, a judgment that the insurance carriers were obligated to defend and/or indemnify Carboline against the claims alleged by OLOL. In their Answers to Carboline's Supplemental and Amended Third Party Complaint, the insurance carriers raised a number of exceptions and defenses to Carboline's claims for defense and indemnity.

                  On July 10, 1996, OLOL, Carboline and Sun entered into a confidential Settlement Agreement with respect to all claims and disputes presented in, arising out of, or relating in any way to the claims filed by OLOL in Case Numbers 373,498; 384,867; and 395,932. The confidential settlement payment to OLOL was primarily funded with payments and commitments from several Carboline insurers, along with a contribution by Carboline. Pursuant to the settlement, OLOL's petitions, as supplemented and amended, in Case Numbers 373,498, 384,867 and 395,932, were dismissed with prejudice.

                  Carboline has entered into confidential settlements with a number of its insurers who have been or will be dismissed from the litigation. Carboline's third party claims against certain non-settling insurers and other parties remain pending in Case Number 373,498. Carboline is currently engaged in settlement negotiations with the remaining third party defendants. The trial of Carboline's third party claims is not scheduled at this time.

                  In April 1995, the Company and Carboline were joined as defendants in La Gloria Oil & Gas Company vs. Carboline Company, et al., Cause No. 95-959-C, in the 241st Judicial District Court of Smith County, Texas. Sun is also named as a defendant based on its prior ownership of Carboline. In that case, the plaintiff, an owner and operator of a petroleum refinery in Tyler, Texas, contends that a fireproofing product previously designed and manufactured by Carboline, Pyrocrete 102, is defective and not fit for its intended purpose. More specifically, the plaintiff contends that the product resulted in deterioration and corrosion of various steel components at the refinery. Additionally, the plaintiff contends that Carboline has been engaged in fraud and a civil conspiracy in connection with the alleged failure to disseminate information concerning Pyrocrete 102. The plaintiff has alleged similar claims against Sun. In its Fourth Amended Original Petition, plaintiff seek $25 million in actual damages and up to four times the amount of actual damages in exemplary damages. The Company was joined in the litigation as a defendant based upon the contention that it was also involved in fraud and a conspiracy with respect to the subject product. The Company filed a special appearance, contending that the Texas court did not have personal jurisdiction over the Company. On July 1, 1996, the court sustained the special appearance and dismissed all claims and causes of action against the Company. The time period for an appeal has now expired, and the dismissal in favor of the Company is final. The case continues against Carboline and Sun, as well as co-defendant Brown & Root, Inc. The case is in the discovery phase, and is set for trial on November 3, 1997. Pursuant to an agreement between Carboline and Sun, Carboline is providing a defense for Sun in this litigation.

                  Carboline has denied the allegations in the litigation and intends to vigorously defend the case. Although there has been diminishment of insurance policy limits available to Carboline as a result of the settlement of the Our Lady of the Lake Hospital, Inc. v. Carboline Company, et al. litigation, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

                  Mac-O-Lac.
                  ----------

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, the Company has been identified as a PRP under CERCLA in connection with the Rose Township Dump Site, Rose Township, Michigan (the "Rose Township Site") and the Springfield Township Dump Site, Springfield Township, Michigan (the "Springfield Site") as a consequence of the disposal of waste originating at Mac-O-Lac Paints, Inc., a former subsidiary of the Company whose assets were sold in February 1982.

                  With respect to the Rose Township Site, the Company and eleven other PRPs signed a Consent Decree which, on July 18, 1989, was entered by the Court in United States of America vs. AKZO Coatings of America, Inc. et al., U.S. District Court, Eastern District of Michigan, Southern Division; Civil Action No. 88-CV-73784-DT. Pursuant to the agreement, the PRPs established a $9 million fund to cover costs of remediation, of which the Company's share, $300,000, has been paid.

                  With respect to the Springfield Site, the Company and other PRPs engaged in negotiations with the EPA and the Michigan Department of Natural Resources in an effort to reach agreement on mutually acceptable remediation parameters and have negotiated Administrative Orders on Consent Regarding Selected Response Activities and for Cost Recovery Settlement.

                  Based upon a July 14, 1995 decision of the United States Court of Appeals for the Sixth Circuit in United States of America vs. Cordova Chemical Company et al.; Case No. 92-2288, the Company believes it has no liability under CERCLA with respect to either the Rose Township Site or the Springfield Township Site, and therefore has declined to participate in any further PRP efforts at either site. The Cordova Chemical case was reheard by the Court of Appeals en banc and affirmed May 19, 1997. Accordingly, the Company maintains the position that it has no liability with respect to either site and therefore considers these matters closed.

                  Dryvit.
                  -------

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, and as updated in the Company's Quarterly Reports on Form 10-Q for the quarters ended August 31, 1996, November 30, 1996 and February 28, 1997, Dryvit Systems, Inc., a wholly-owned subsidiary of the Company ("Dryvit"), is a defendant or co-defendant in numerous separate but related lawsuits, some of which have sought to certify classes comprised of owners of structures clad with exterior insulation finish systems ("EIFS") products manufactured by Dryvit and other EIFS manufacturers. On September 18, 1996, the North Carolina court presiding over one of the state court cases, Ruff, et al. v. Parex, Inc., et al., Case No. 96-CVS-0059, entered an order certifying a class of North Carolina owners of single family or multi-family residential dwellings which had an EIFS system installed during the period 1969 to the present. On October 4, 1996, the Judicial Panel on Multi-District Litigation ordered that the nine pending federal court actions be transferred to Judge Earl Britt of the Eastern District Court of North Carolina for coordinated or consolidated pre-trial proceedings. Subsequent to that order, one additional federal court case, Hillman v. Dryvit Systems, Inc., et al., Case No. 3-96-1096, was filed in U.S. District Court for the District of Minnesota. Pursuant to the Multi-District Litigation Rules, that case has been consolidated with the other nine cases under the designation In re Stucco Litigation. Dryvit is also a co-defendant in an attempted Georgia class action proceeding Hardy, et al. v. Dryvit Systems, Inc., et al., Case No. 97-CA-E55319.

                  On August 11, 1997, Judge Britt issued an Order which denied Plaintiffs' motion for class certification of a national class in the In re Stucco Litigation. Judge Britt's opinion cited, inter alia, the role of various third parties (including builders, contractors, architects, EIFS applicators and window manufacturers) as it relates to liability, causation, and comparative fault determinations as well as contribution and indemnity considerations. Dryvit has also been named in approximately 75 additional lawsuits filed against Dryvit and other parties (including builders, contractors, architects, EIFS applicators and window manufacturers) by individual homeowners, claiming moisture intrusion damages on single family residences. Dryvit is vigorously defending these individual cases and believes it has meritorious defenses, counter-claims and claims against third parties.

                  Dryvit's insurers, excluding the Company's wholly-owned insurance subsidiary First Colonial Insurance Company ("First Colonial"), are currently paying Dryvit's defense costs, including attorneys' fees and expenses as well as expert witness fees, subject to a reservation of rights. Dryvit and its insurers (including First Colonial), are parties to three declaratory judgment actions now pending in California, Rhode Island and New York, each of which is seeking declaratory judgment as to the parties' respective defense and indemnity rights and obligations under various policies issued to Dryvit. Dryvit firmly believes that the damages sought in these EIFS cases, including Ruff and In re Stucco Litigation, are covered losses under these policies. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                  Mohawk and Westfield.
                  ---------------------

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Mohawk Finishing Products, Inc. ("Mohawk") and Westfield Coatings Corporation ("Westfield"), both wholly-owned subsidiaries of the Company, were notified by the EPA of their status as PRPs under CERCLA with respect to environmental contamination at the Solvents Recovery of New England Site (the "SRS Site") located in Southington, Connecticut. Since June 1992, the EPA has named in excess of 1,700 entities as PRPs in connection with the SRS Site. In 1995, the EPA issued a volumetric list in which Mohawk was assigned a reduced volumetric share of 0.11118% of the waste sent to the SRS Site and Westfield was assigned a reduced volumetric share of 0.89440%. The PRPs have not as yet agreed to any final allocation formula, whether based on volume or otherwise. The EPA has completed an early de minimis settlement with almost 1,000 PRPs who had sent less than 10,000 gallons to the SRS Site. Neither Mohawk nor Westfield qualified for that settlement. To date, the EPA and the State of Connecticut have expended in excess of $5 million in connection with the SRS Site but the EPA has not yet selected the final remedial action. Several hundred PRPs, including Mohawk and Westfield, have consented to administrative orders to perform non-time critical removal actions to contain contaminated water in the aquifer at the SRS Site and to perform both the Remedial Investigation and Feasibility Study.

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

                  Rust-Oleum.
                  -----------

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, the EPA, in November 1979, commenced an action captioned United States of America vs. Midwest Solvent Recovery, Inc., et al.; United States District Court for the Northern District of Indiana, Eastern Division; Civil No. H-79-556, pertaining to pollution allegedly occurring at and around real property located at 7400 West Fifteenth Street, Gary, Indiana ("MIDCO I") and 5900 Industrial Highway, Gary, Indiana ("MIDCO II") (collectively, the "MIDCO Sites"). The Complaint was subsequently amended in January 1984 to join Rust-Oleum Corporation, a wholly-owned subsidiary of the Company ("Rust-Oleum"), and other entities as additional defendants. Rust-Oleum, one of approximately 130 identified PRPs, is alleged to be associated with the MIDCO Sites as a consequence of disposal of waste originating at its former Evanston, Illinois plant in the mid-1970's. The Court approved a Consent Decree in June 1992 under which Rust-Oleum entered into a Settlement Agreement with the other settling PRPs for the voluntary cleanup of the MIDCO Sites consistent with the EPA Record of Decision. All surface hazardous wastes have been removed from the MIDCO Sites and cleanup is now in the groundwater remediation stage. Remediation should be complete by the year 2002, with monitoring continuing for an undetermined period. Total remediation and monitoring costs are currently estimated to be $35 million. Included in the Consent Decree is an Agreement between the Settling PRPs, including Rust-Oleum, and third parties who had been sued for contribution by the generator PRPs, providing for payment by the third parties of their fair share of the MIDCO Sites remedial and response costs. Third party funds have been placed into the MIDCO Trust Fund, which has been created to fund the MIDCO Site remedial actions. Rust-Oleum, as a settling PRP, has provided financial assurance for its share of the cleanup costs in the form of a Letter of Credit.

                  In March 1988, the EPA named Rust-Oleum and 240 other entities as PRPs under CERCLA in connection with the Ninth Avenue Site at 7537 Ninth Avenue, Gary, Indiana (the "Ninth Avenue Site"). Rust-Oleum is alleged to be associated with the Ninth Avenue Site as a consequence of disposal of waste originating at its former Evanston, Illinois plant in the 1970's. Rust-Oleum has cooperated with over twenty other PRPs in a voluntary cleanup under Phase I and Phase II Participation Agreements and Implementation Trust Agreements. Total Ninth Avenue Site remediation and monitoring costs are estimated to be approximately $36 million, including past costs and the Final Site Remedy, which includes groundwater remediation planned for completion by 1997 and ongoing monitoring for an undetermined period. The EPA issued an Amended Record of Decision on September 13, 1994 regarding the Final Site Remedy and an Amended Unilateral Administrative Order to Rust-Oleum and the other participating PRPs on December 27, 1994 to undertake the Final Site Remedy. Rust-Oleum and eighteen other PRPs have entered into a Final Participation Agreement for Final Remedial Action at the Ninth Avenue Site. Rust-Oleum's allocation of cost is currently 6.048%, with approximately $170,000 remaining to be paid subject, however, to reduction to the extent settlements are made with non-participating PRPs and funds are made available from a Trust Fund established by the EPA for de minimis settlors. Rust-Oleum has provided financial assurance for its share of the Final Site Remedy in the form of a Letter of Credit.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.

ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT*.

                  The name, age and positions of each executive officer of the Company as of August 15, 1997 are as follows:

Name                                    Age               Position and Offices with the Company
----                                    ---               -------------------------------------
Thomas C. Sullivan                      60          Chairman of the Board and Chief Executive Officer
James A. Karman                         60          President and Chief Operating Officer
John H. Morris, Jr.                     55          Executive Vice President
Frank C. Sullivan                       36          Executive Vice President and Chief Financial Officer
Richard E. Klar                         64          Vice President
Paul A. Granzier                        70          Vice President, General Counsel and Secretary
Glenn R. Hasman                         43          Vice President - Financial  Operations and Principal Accounting
                                                    Officer
Charles R. Brush                        61          Vice President - Environmental Affairs
Keith R. Smiley                         35          Treasurer

-----------------------

         * Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.


                  Thomas C. Sullivan has been Chairman of the Board and Chief Executive Officer of the Company since October 1971. From June 1971 through September 1978, Mr. Sullivan served as President and, prior thereto, as Executive Vice President of the Company. Mr. Sullivan's employment with the Company commenced in 1961, and he has been a Director since 1963. Mr. Sullivan is employed as Chairman and Chief Executive Officer under an employment agreement for a five-year period ending May 31, 2002. Mr. Sullivan is the father of Frank C. Sullivan, Executive Vice President and Chief Financial Officer of the Company.

                  James A. Karman has been President and Chief Operating Officer since September 1978. From October 1982 to October 1993, Mr. Karman also was the Chief Financial Officer of the Company. From October 1973 through September 1978, Mr. Karman served as Executive Vice President, Secretary and Treasurer, and, prior thereto, as Vice President-Finance and Treasurer of the Company. Mr. Karman's employment with the Company commenced in 1963, and he has been a Director since 1963. Mr. Karman is employed as President and Chief Operating Officer under an employment agreement for a five-year period ending May 31, 2002.

                  John H. Morris, Jr. has been Executive Vice President since January 1981. Prior to that time, he was Corporate Vice President of the Company, having been elected to that position in September 1977. Mr. Morris was elected a Director of the Company in 1981. Mr. Morris is employed as Executive Vice President under an employment agreement for a period ending July 31, 1998.

                  Frank C. Sullivan was elected Executive Vice President in October 1995 and has been the Chief Financial Officer of the Company since October 1993. Mr. Sullivan served as a Vice President from October 1991 to October 1995. Prior thereto, he served as Director of Corporate Development of the Company from February 1989 to October 1991. Mr. Sullivan served as Regional Sales Manager, from February 1988 to February 1989, and as a Technical Service Representative, from February 1987 to February 1988, of AGR Company, an Ohio General Partnership owned by the Company. Prior thereto, Mr. Sullivan was employed by First Union National Bank from 1985 to 1986 and Harris Bank from 1983 to 1985. Mr. Sullivan is employed as Executive Vice President and Chief Financial Officer under an employment agreement for a period ending July 31, 1998. Mr. Sullivan is the son of Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer of the Company.

                  Richard E. Klar was elected Vice President in October 1981 and was Treasurer from July 1980 to February 1997. In February 1997, Mr. Klar was also named Chief Financial Officer of Tremco Incorporated, a wholly-owned subsidiary which was acquired by the Company in February 1997. He served as Chief Accounting Officer from July 1980 to October 1990. Mr. Klar was Treasurer of Mameco International, Inc., a wholly-owned subsidiary which was acquired by the Company in February 1979, from 1979 to 1980 and was Mameco's Controller prior thereto. Mr. Klar is employed as Vice President under an employment agreement for a period ending July 31, 1998.

                  Paul A. Granzier has served as Secretary since July 1988, and as Vice President and General Counsel since October 1987. Prior thereto, he served as General Counsel since he joined the Company in May 1985. Mr. Granzier was engaged in the private practice of law from 1981 until he joined the Company. Prior thereto, he served as Assistant Corporate Counsel and Assistant Secretary of Midland-Ross Corporation. Mr. Granzier is employed as Vice President, General Counsel and Secretary under an employment agreement for a period ending May 31, 1998.

                  Glenn R. Hasman has served as Vice President-Financial Operations since October 1993. From July 1990 to October 1993, Mr. Hasman served as Controller. From September 1982 through July 1990, Mr. Hasman served in a variety of management capacities, most recently Vice President-Operations and Finance, Chief Financial Officer and Treasurer, of Proko Industries, Inc., a former wholly-owned subsidiary of the Company. From 1979 to 1982, Mr. Hasman served as

RPM's Director of Internal Audit and from 1976 to 1979 he was associated with Ciulla, Smith & Dale, LLP, independent accountants. Mr. Hasman is employed as Vice President-Financial Operations under an employment agreement for a period ending July 31, 1998.

                  Charles R. Brush has served as Vice President-Environmental Affairs of the Company since October 1993. From June 1991 to October 1993, he served as the Company's Director of Environmental & Regulatory Affairs. Prior thereto, from 1988 to June 1991, he served as Vice President-Environmental & Risk Management of Kop-Coat, Inc., a wholly-owned subsidiary of the Company. Prior thereto, he served as Vice President and Manager of Koppers Company, Inc.'s international environmental consulting business.

                  Keith R. Smiley has served as Treasurer of the Company since February 1997. From October 1993 to February 1997, he served as Controller of the Company. From January 1992 until February 1997, Mr. Smiley also served as the Company's Internal Auditor. Prior thereto, he was associated with Ciulla, Smith & Dale, LLP.

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

                              RANGE OF SALES PRICES

                                                                               Dividends Paid
                   Fiscal 1997          High                 Low                    Per Share
                   -----------          ----                 ---                    ---------
                   1st Quarter      $ 16-5/8            $  14-3/8                      $0.120
                   2nd Quarter        18-1/4               15-3/4                       0.130
                   3rd Quarter        18-7/8               16-3/4                       0.130
                   4th Quarter        19-1/4               15-5/8                       0.130

                                                                               Dividends Paid
                 Fiscal 1996            High                 Low                    Per Share
                 -------------          ----                 ---                    ---------
                   1st Quarter     $ 16-11/16           $   15-1/2                     $0.112
                   2nd Quarter        17-3/16               15-5/16                     0.120
                   3rd Quarter        17-1/4                14-3/4                      0.120
                   4th Quarter        16-5/8                14-1/2                      0.120

--------------------

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

                  The number of holders of record of RPM Common Shares as of August 20, 1997 was approximately 42,785.

ITEM 6.           SELECTED FINANCIAL DATA.

                  The following table sets forth selected consolidated financial data of the Company for each of the five years during the period ended May 31, 1997. The data was derived from the annual Consolidated Financial Statements of the Company which have been audited by Ciulla, Smith & Dale, LLP, independent accountants.

                                                 FISCAL YEARS ENDED MAY 31,
                                                 --------------------------
                                                 1997            1996             1995           1994          1993
                                                 ----            ----             ----           ----          ----
(Amounts in thousands, except per share
and percentage data)

Net sales                                       $1,350,537       $1,136,396      $1,030,736       $825,292     $768,372
 Income before income taxes                        135,728          119,886         108,492         89,207       66,136
Net income                                          78,315           68,929          62,616         53,753       39,498
Return on sales %                                      5.8              6.1             6.1            6.5          5.1
Primary earnings per share                            1.00             0.90            0.85           0.74         0.59
Fully diluted earnings per share                      0.95             0.86            0.81           0.70         0.57
Shareholders' equity                               493,296          445,833         350,469        316,444      243,899
Shareholders' equity per share                        6.30             5.82            4.76           4.33         3.66
Return on shareholders' equity %                      16.7             17.3            18.8           19.2         16.6
Average shares outstanding                          78,315           76,548          73,660         73,003       66,584
Cash dividends paid                                 39,746           35,597          31,259         27,949       22,370
Cash dividends per share                              0.51             0.47            0.44           0.41         0.38
Retained earnings                                  270,465          231,896         199,527        169,687      146,852
Working capital                                    478,535          275,722         271,635        231,684      191,872
Total assets                                     1,633,228        1,155,076         965,523        665,966      648,524
Long-term debt                                     784,439          447,654         407,041        233,969      258,712
Depreciation and amortization                       51,145           42,562          37,123         26,050       22,283

---------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  The information required by this item is set forth at pages 24 through 26 of the 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The information required by this item is set forth at pages 26 through 36 of the 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Information required by this item as to the Directors of the Company appearing under the caption "Election of Directors" in the Company's 1997 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to
Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 1997 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION.

                  The information required by this item is set forth in the 1997 Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  The information required by this item is set forth in the 1997 Proxy Statement under the heading "Share Ownership of Principal Holders and Management," which information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required by this item is set forth in the 1997 Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference.


                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K.

(a) The following documents are filed as part of this 1997 Annual Report on Form 10-K:

         1. FINANCIAL STATEMENTS. The following consolidated financial statements of the Company and its subsidiaries and the report of independent auditors thereon, included in the 1997 Annual Report to Shareholders on pages 26 through 36, are incorporated by reference in Item 8:

         Independent Auditors' Report

         Consolidated Balance Sheets - May 31, 1997 and 1996

         Consolidated Statements of Income -
         years ended May 31, 1997, 1996 and 1995

         Consolidated Statements of Shareholders'
         Equity - years ended May 31, 1997, 1996
         and 1995

         Consolidated Statements of Cash Flows -
         years ended May 31, 1997, 1996 and 1995

         Notes to Consolidated Financial
         Statements (including Unaudited Quarterly
         Financial Information)


         2. FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of independent auditors thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the 1997 Annual Report to Shareholders:

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

         3.       Exhibits.
                  ---------

                  See the Index to Exhibits at page E-1 of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K.
         --------------------

         The Company filed a Current Report on Form 8-K/A, dated February 1, 1997, during the fourth fiscal quarter, to provide pro forma financial information required under Item 2, relating to the Company's acquisition of Tremco Incorporated. The following financials statements were filed therewith:

Pro Forma Condensed Combined Financial Statements (Unaudited)
RPM, Inc. and Subsidiaries and Tremco Incorporated

         Pro Forma Condensed Combined Statement of Income (Unaudited) for the Year Ended May 31, 1996

         Pro Forma Condensed Combined Statement of Income (Unaudited) for the Nine Months Ended February 28, 1997

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      RPM, INC.

Date:  August 28, 1997                       By:        /s/ Thomas C. Sullivan
                                                      ------------------------
                                                      Thomas C. Sullivan
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title
-------------------

                                             Chairman of the Board of
/s/ Thomas C. Sullivan                       Directors and Chief Execu-
-------------------------                    tive Officer (Principal
Thomas C. Sullivan                           Executive Officer)


/s/ James A. Karman                          President and Chief Operating
-------------------------                    Officer and a Director
James A. Karman


/s/ Frank C. Sullivan                        Executive Vice President and Chief
-------------------------                    Financial Officer (Principal
Frank C. Sullivan                            Financial Officer) and a Director


/s/ Glenn R. Hasman                          Vice President-Financial Operations
-------------------------                    (Principal Accounting Officer)
Glenn R. Hasman


/s/ Max D. Amstutz                           Director
-------------------------
Max D. Amstutz


/s/ Edward B. Brandon                        Director
-------------------------
Edward B. Brandon

/s/ Lorrie Gustin                            Director
-------------------------
Lorrie Gustin


/s/ E. Bradley Jones                         Director
-------------------------
E. Bradley Jones


/s/ Donald K. Miller                         Director
-------------------------
Donald K. Miller


/s/ John H. Morris, Jr.                      Executive Vice President
-------------------------                    and a Director
John H. Morris, Jr.


/s/ Kevin O'Donnell                          Director
-------------------------
Kevin O'Donnell


/s/ William A. Papenbrock                    Director
-------------------------
William A. Papenbrock

/s/ Albert B. Ratner                         Director
-------------------------
Albert B. Ratner


Date:  August 28, 1997

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE




To The Board of Directors and
  Shareholders
RPM, Inc. and Subsidiaries
Medina, Ohio




The audits referred to in our report to the Board of Directors and Shareholders of RPM, Inc. and Subsidiaries dated July 10, 1997, relating to the consolidated financial statements of RPM, Inc. and Subsidiaries included the audit of the schedule listed under Item 14 of Form 10-K for each of the three years in the period ended May 31, 1997. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/ Ciulla, Smith & Dale, LLP

Ciulla, Smith & Dale, LLP

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES     Schedule II
                  ----------------------------------------------

                                 (In thousands)

                                                              Additions
                                                              Charged To
                                             Balance at       Selling and                                   Balance at
                                              Beginning       General and                                       End
                                              Of Period     Administrative  Acquisitions    Deductions       Of Period
                                              ---------     --------------  ------------    ----------       ---------

Year Ended May 31, 1997
-----------------------

    Allowance for doubtful accounts            $ 9,993         $ 4,701       $   1,620       $ 4,308  (1)      $12,006
                                               =======         =======       =========       =======           =======
    Accrued loss reserves - Current            $33,731         $14,353       $   4,908       $15,293  (2)      $37,699
                                               =======         =======       =========       =======           =======
    Accrued  warranty reserves - Long-term     $   768         $ 1,755       $  16,040       $   801  (2)      $17,762
                                               =======         =======       =========       =======           =======

Year Ended May 31, 1996
-----------------------

    Allowance for doubtful accounts            $ 9,813         $ 3,448       $     721       $ 3,989  (1)      $ 9,993
                                               =======         =======       =========       =======           =======
    Accrued loss reserves - Current            $23,897         $12,771       $   9,096       $12,033  (2)      $33,731
                                               =======         =======       =========       =======           =======
    Accrued  warranty reserves - Long-term     $   755         $   915       $               $   902  (2)      $   768
                                               =======         =======       =========       =======           =======

Year Ended May 31, 1995
-----------------------

    Allowance for doubtful accounts            $ 8,198         $ 3,247       $   1,248       $ 2,880  (1)      $ 9,813
                                               =======         =======       =========       =======           =======
    Accrued loss reserves - Current            $12,978         $12,767       $   5,420       $ 7,268  (2)      $23,897
                                               =======         =======       =========       =======           =======
    Accrued  warranty reserves - Long-term     $   738         $   674       $               $   657  (2)      $   755
                                               =======         =======       =========       =======           =======

(1)  Uncollectible accounts written off, net of recoveries

(2)  Primarily claims paid during the year

                                    RPM, INC.

                                  EXHIBIT INDEX


    EXHIBIT NO.       DESCRIPTION
    -----------       -----------

         3.1 Amended Articles of Incorporation, as amended, which is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

         3.2 Amended Code of Regulations, which is incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

         4.1 Specimen Certificate of Common Shares, without par value, of RPM, Inc., which is incorporated herein by reference to
                      Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Reg. No. 33-39849).

         4.2 Specimen LYONs(TM)Certificate, which is incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Reg. No. 33-50868).

         4.3 Specimen Note Certificate for 7.0% Senior Notes Due 2005, which is incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 as filed with the Commission on August 3, 1995.

         4.4 Indenture, dated as of June 1, 1995, between RPM, Inc. and The First National Bank of Chicago, as trustee, with respect to the 7.0% Senior Notes Due 2005, which is incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 as filed with the Commission on August 3, 1995.

         4.5 Indenture, dated as of September 15, 1992, between RPM, Inc. and The First National Bank of Chicago, as trustee, with respect to the LYONs, which is incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Reg. No. 33-50868).

         *10.1 Amended Employment Agreement, dated as of July 22, 1981, by and between RPM, Inc. and Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer, which is incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

         *10.1.1 Amendment to Amended Employment Agreement, dated as of July 16, 1997, by and between RPM, Inc. and Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer.

         *10.2 Amended Employment Agreement, dated as of July 22, 1981, by and between RPM, Inc. and James A. Karman, President and Chief Operating Officer, which is incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

    EXHIBIT NO.       DESCRIPTION
    -----------       -----------

         *10.2.1 Amendment to Amended Employment Agreement, dated as of July 16, 1997, by and between RPM, Inc. and James A. Karman, President and Chief Operating Officer.

         *10.3 Employment Agreement, dated as of July 15, 1992, by and between RPM, Inc. and Frank C. Sullivan, Executive Vice President and Chief Financial Officer.

         *10.4 Form of Employment Agreement entered into by and between RPM, Inc. and each of John H. Morris, Jr., Executive Vice President, Richard E. Klar, Vice President, Paul A. Granzier, Vice President, General Counsel and Secretary, and Glenn R. Hasman, Vice President - Financial Operations, which is incorporated herein by reference to
                      Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

         *10.4.1 Form of Amendments to Employment Agreements, dated as of July 16, 1997, by and between RPM, Inc. and each of John
                      H. Morris, Jr., Executive Vice President, Glenn R. Hasman, Vice President -Financial Operations, and Frank C. Sullivan, Executive Vice President and Chief Financial Officer.

         *10.4.2 Amendment to Amended Employment Agreement, dated as of July 16, 1997, by and between RPM, Inc. and Paul A. Granzier, Vice President, General Counsel and Secretary.

         *10.4.3 Amendment to Amended Employment Agreement, dated as of July 16, 1997, by and between RPM, Inc. and Richard E. Klar, Vice President.

         *10.5 RPM, Inc. 1979 Stock Option Plan, as amended, and form of Stock Option Agreements used in connection therewith, which is incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

         *10.6 RPM, Inc. 1989 Stock Option Plan, as amended, and form of Stock Option Agreements to be used in connection therewith, which is incorporated herein by reference to
                      Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

         *10.7 RPM, Inc. 1996 Stock Option Plan, and form of Stock Option Agreement to be used in connection therewith.

         *10.8 RPM, Inc. Retirement Savings Trust and Plan, as amended, which is incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

         *10.9 RPM, Inc. Benefit Restoration Plan, which is incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

         *10.10 RPM, Inc. Board of Directors' Deferred Compensation Agreement, as amended and restated, which is incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

    EXHIBIT NO.       DESCRIPTION
    -----------       -----------

         *10.11 RPM, Inc. Deferred Compensation Plan for Key Employees, which is incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

         *10.12 RPM, Inc. Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

         *10.13 Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers, which is incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

         10.14 Credit Agreement, dated as of December 14, 1993, by and between RPM, Inc., RPOW (France) S.A., RPM Europe B.V., Radiant Color, N.V., Credit Lyonnais Chicago Branch, Credit Lyonnais Cayman Island Branch and Credit Lyonnais Belgium, which is incorporated herein by reference to
                      Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

         10.15 Credit Agreement, dated as of February 3, 1997, between the Company, the Banks identified on the Signature Pages thereto, National City Bank as Documentation Agent, and the Chase Manhattan Bank as Administrative Agent, which is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1997.

         10.16 Stock Purchase Agreement, dated as of October 21, 1996, between B.F. Goodrich and the Company, which is incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 1, 1997.

         10.17 Amendment No. 1 to the Stock Purchase Agreement, dated as of February 1, 1997, between B.F. Goodrich and the Company, which is incorporated herein by reference to
                      Exhibit 2.2 to the Company's Current Report on Form 8-K dated February 1, 1997.

         11.1         Computation of Net Income per Common Share.

         13.1 Financial Statements contained in 1997 Annual Report to Shareholders.

         21.1         Subsidiaries of the Company.

         23.1         Consent of Independent Certified Public Accountants.

         27.1         Financial Data Schedule.

------------------------------

         *Management contract or compensatory plan or arrangement identified pursuant to Item 14(c) of this Form 10-K.