Form 10-Q
period 1997-08-31
RPM INC/OH/
filed 1997-10-15
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997 OR
            -------------------------------------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

COMMISSION FILE NO. 0-5132
                    ------

                                    RPM, INC.
--------------------------------------------------------------------------------


             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            OHIO                                                      34-6550857
--------------------------------------------------------------------------------

(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

P.O. BOX 777;  2628 PEARL ROAD; MEDINA, OHIO                               44258
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE                 (330) 273-5090
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

                                                                 YES  X   NO
                                                                     ---     ---
     AS OF OCTOBER 14, 1997, 78,492,219 RPM, INC. COMMON SHARES WERE
OUTSTANDING.

                      EXHIBIT INDEX ON PAGE 10 OF 13 PAGES.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------



                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

CONSOLIDATED BALANCE SHEETS
  AUGUST 31, 1997 AND MAY 31, 1997                                             3

CONSOLIDATED STATEMENTS OF INCOME
  THREE MONTHS ENDED AUGUST 31, 1997 AND 1996                                  4

CONSOLIDATED STATEMENTS OF CASH FLOWS
  THREE MONTHS ENDED AUGUST 31, 1997 AND 1996                                  5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                     6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
  OF OPERATIONS AND FINANCIAL CONDITION                                        7

PART II.  OTHER INFORMATION                                                   10
---------------------------

EXHIBIT 11.1 - CONSOLIDATED STATEMENTS OF COMPUTATIONS
  OF EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENTS
  THREE MONTHS ENDED AUGUST 31, 1997 AND 1996                                 13

                                                                               3
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                               ASSETS                                AUGUST 31, 1997    MAY 31, 1997
                               ------                                ---------------    ------------

CURRENT ASSETS
  CASH AND SHORT-TERM INVESTMENTS                                        $    43,744     $    37,442
  TRADE ACCOUNTS RECEIVABLE (LESS ALLOWANCE FOR DOUBT-
    FUL ACCOUNTS $11,472 AND $12,006)                                        303,044         291,923
  INVENTORIES                                                                216,792         215,306
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                                   47,461          68,156
  BUSINESSES HELD FOR SALE                                                                   107,494
                                                                         -----------     -----------
    TOTAL CURRENT ASSETS                                                     611,041         720,321
                                                                         -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                       466,140         460,096
  LESS: ACCUMULATED DEPRECIATION AND AMORTIZATION                            195,657         189,812
                                                                         -----------     -----------
    PROPERTY, PLANT AND EQUIPMENT, NET                                       270,483         270,284
                                                                         -----------     -----------

OTHER ASSETS
  COSTS OF BUSINESSES OVER NET ASSETS ACQUIRED, NET OF AMORTIZATION          371,685         375,606
  INTANGIBLE ASSETS, NET OF AMORTIZATION                                     216,457         219,098
  EQUITY IN UNCONSOLIDATED AFFILIATES                                         18,418          18,758
  OTHER                                                                       34,910          29,161
                                                                         -----------     -----------
    TOTAL OTHER ASSETS                                                       641,470         642,623
                                                                         -----------     -----------

TOTAL ASSETS                                                             $ 1,522,994     $ 1,633,228
                                                                         ===========     ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES
  CURRENT PORTION OF LONG TERM DEBT                                      $     3,887     $     3,967
  ACCOUNTS PAYABLE                                                           103,083         109,400
  ACCRUED COMPENSATION AND BENEFITS                                           46,397          40,641
  ACCRUED LOSS RESERVES                                                       32,263          37,699
  OTHER ACCRUED LIABILITIES                                                   36,581          40,141
   INCOME TAXES PAYABLE                                                       25,739           9,938
                                                                         -----------     -----------
    TOTAL CURRENT LIABILITIES                                                247,950         241,786
                                                                         -----------     -----------

LONG-TERM LIABILITIES
  LONG-TERM DEBT, LESS CURRENT MATURITIES                                    647,002         784,439
  DEFERRED INCOME TAXES                                                       69,076          70,210
  OTHER LONG-TERM LIABILITIES                                                 51,584          43,497
                                                                         -----------     -----------
    TOTAL LONG-TERM LIABILITIES                                              767,662         898,146
                                                                         -----------     -----------

SHAREHOLDERS' EQUITY
  COMMON SHARES,  STATED VALUE $.018 PER SHARE;
    AUTHORIZED 200,000,000 SHARES;
    ISSUED AND OUTSTANDING 78,479,000
    AND 78,423,000 SHARES, RESPECTIVELY                                        1,428           1,428
  PAID-IN CAPITAL                                                            229,957         229,619
  RETAINED EARNINGS                                                          288,450         270,465
  CUMULATIVE TRANSLATION ADJUSTMENT                                          (12,453)         (8,216)
                                                                         -----------     -----------
    TOTAL SHAREHOLDERS' EQUITY                                               507,382         493,296
                                                                         -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 1,522,994     $ 1,633,228
                                                                         ===========     ===========




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                                               4
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                     THREE MONTHS ENDED  AUGUST 31,
                                                 ---------------------------------------

                                                       1997                     1996
                                                 --------------           --------------

NET SALES                                        $      415,053           $      329,231

COST OF SALES                                           230,972                  186,535
                                                 --------------           --------------

GROSS PROFIT                                            184,081                  142,696

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            125,218                   93,406

INTEREST EXPENSE, NET                                     9,844                    7,628
                                                 --------------           --------------

INCOME BEFORE INCOME TAXES                               49,019                   41,662

PROVISION FOR INCOME TAXES                               20,833                   17,706
                                                 --------------           --------------

NET INCOME                                       $       28,186           $       23,956
                                                 ==============           ==============



EARNINGS PER COMMON SHARE AND COMMON SHARE
  EQUIVALENT (EXHIBIT 11.1)                      $         0.36           $         0.31
                                                 ==============           ==============

EARNINGS PER COMMON SHARE ASSUMING FULL
  DILUTION (EXHIBIT 11.1)                        $         0.33           $         0.29
                                                 ==============           ==============


DIVIDENDS PER COMMON SHARE                       $         0.13           $         0.12
                                                 ==============           ==============




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                                               5
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                         THREE MONTHS ENDED AUGUST 31,
                                                                          ---------------------------
                                                                               1997           1996
                                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                              $     28,186   $     23,956
  DEPRECIATION AND AMORTIZATION                                                 13,090         12,086
  ITEMS NOT AFFECTING CASH AND OTHER                                            (2,914)        (5,318)
  CHANGES IN OPERATING WORKING CAPITAL                                          14,332        (11,150)
                                                                          ------------   ------------

                                                                                52,694         19,574
                                                                          ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY AND EQUIPMENT                                           (6,506)        (6,259)
  SALE OF BUSINESS ASSETS, NET OF CASH TRANSFERRED                             107,494
  ACQUISITION OF NEW BUSINESSES, NET OF CASH                                                  (78,335)
                                                                          ------------   ------------

                                                                               100,988        (84,594)
                                                                          ------------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM STOCK OPTION EXERCISES                                             338            184
  INCREASE (DECREASE) IN DEBT                                                 (137,517)        80,062
  DIVIDENDS                                                                    (10,201)        (9,295)
                                                                          ------------   ------------

                                                                              (147,380)        70,951
                                                                          ------------   ------------


NET INCREASE IN CASH                                                             6,302          5,931


CASH AT BEGINNING OF PERIOD                                                     37,442         19,855
                                                                          ------------   ------------

CASH AT END OF PERIOD                                                     $     43,744   $     25,786
                                                                          ============   ============



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
---------------------------------------------------------------------


INTEREST ACCRETED ON LYONS                                                $      2,351   $      2,233





THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 AUGUST 31, 1997
                                 ---------------
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


NOTE A - BASIS OF PRESENTATION
------------------------------

   THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q AND DO NOT INCLUDE ALL OF THE INFORMATION AND NOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL, RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED FOR THE THREE MONTHS ENDED AUGUST 31, 1997. FOR FURTHER INFORMATION, REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 1997.

NOTE B - INVENTORIES
--------------------

   INVENTORIES WERE COMPOSED OF THE FOLLOWING MAJOR CLASSES:

                                                 AUGUST 31,         MAY 31,

                                                   1997(1)           1997
                                                 ----------        ------

         RAW MATERIAL AND SUPPLIES                $ 80,887       $ 80,333
         FINISHED GOODS                            135,905        134,973
                                                  --------       --------
                                                  $216,792       $215,306
                                                  ========       ========

   (1)  ESTIMATED, BASED ON COMPONENTS AT MAY 31, 1997

NOTE C - ACQUISITIONS
---------------------

   ON JUNE 13, 1996, THE COMPANY ACQUIRED ALL THE OUTSTANDING SHARES OF COMPOSITE STRUCTURES INTERNATIONAL, INC. FORMERLY KNOWN AS OKURA HOLDINGS, INC.

   ON FEBRUARY 1, 1997, THE COMPANY ACQUIRED ALL THE OUTSTANDING SHARES OF TREMCO, INC.

   THESE ACQUISITIONS AS WELL AS SEVERAL SMALL PRODUCT LINE ACQUISITIONS HAVE BEEN ACCOUNTED FOR BY THE PURCHASE METHOD OF ACCOUNTING. THE FOLLOWING DATA SUMMARIZES, ON AN UNAUDITED PRO-FORMA BASIS, THE COMBINED RESULTS OF OPERATIONS OF THE COMPANIES FOR THE THREE MONTHS ENDED AUGUST 31, 1996. THE PRO-FORMA AMOUNTS GIVE EFFECT TO APPROPRIATE ADJUSTMENTS RESULTING FROM THE COMBINATION, BUT ARE NOT NECESSARILY INDICATIVE OF FUTURE RESULTS OF OPERATIONS OR OF WHAT RESULTS WOULD HAVE BEEN FOR THE COMBINED COMPANIES.

                                                         THREE MONTHS ENDED
                                                           AUGUST 31, 1996
                                                           ---------------

         NET SALES                                            $410,914
                                                              ========

         NET INCOME                                           $ 24,999
                                                              ========

         EARNINGS PER COMMON SHARE AND COMMON
           SHARE EQUIVALENT                                     $.32
                                                                ====

         EARNINGS PER COMMON SHARE ASSUMING FULL
           DILUTION                                             $.30
                                                                ====

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       THREE MONTHS ENDED AUGUST 31, 1997
                       ----------------------------------

RESULTS OF OPERATIONS
---------------------

     SALES WERE AHEAD 26% AND EARNINGS WERE AHEAD 18% IN THE FIRST QUARTER COMPARED TO LAST YEAR.

     THE TREMCO ACQUISITION ON FEBRUARY 1, 1997, AND SEVERAL SMALLER ACQUISITIONS AND JOINT VENTURES, NET OF SEVERAL DIVESTITURES, ACCOUNTED FOR NEARLY 90% OF THE FIRST QUARTER'S SALES INCREASE. EXISTING OPERATIONS GENERATED THE REMAINING SALES GROWTH, MOSTLY AMONG THE INDUSTRIAL LINES. THE UPS STRIKE DURING THE QUARTER PREVENTED A NUMBER OF OPERATIONS FROM FULFILLING CERTAIN SHIPPING OBLIGATIONS IN A TIMELY FASHION DURING THAT PERIOD OF TIME. IN ADDITION, CONSUMER OPERATIONS SHOWED THE EFFECTS OF A GENERALLY SLOWER RETAIL MARKET DURING THE QUARTER, BELIEVED TO BE A TIMING ISSUE AS OPPOSED TO A TREND. THE INTERNAL SALES GROWTH WAS ESSENTIALLY FROM HIGHER UNIT VOLUME, AS PRICES HAVE BEEN FAIRLY STEADY YEAR-TO-YEAR. EXCHANGE RATE DIFFERENCES HAD A SLIGHT, NEGATIVE EFFECT ON SALES THIS QUARTER VERSUS A YEAR AGO AND, WITH THE DOLLAR CONTINUING TO STRENGTHEN, THIS TREND WILL MOST LIKELY CONTINUE.

     THE GROSS PROFIT MARGIN STRENGTHENED TO 44.4% FROM 43.3% A YEAR AGO. TREMCO CARRIES COMPARATIVELY HIGHER MARGINS AND ACCOUNTS FOR THE DIFFERENCE, WHILE EXISTING OPERATIONS EXPERIENCED SOMEWHAT NEGATIVE EFFECTS FROM THE LOWER THAN PLANNED SALES VOLUME, AND A SLIGHTLY DIFFERENT PRODUCT MIX THAN PLANNED.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES INCREASED TO 30.2% OF SALES FROM 28.4% A YEAR AGO. TREMCO AGAIN ACCOUNTS FOR THIS DIFFERENCE, HAVING TYPICALLY HIGHER COSTS IN THIS CATEGORY, ALONG WITH ACQUISITION RELATED EXPENSES. THE COMPANY ALSO CONTINUED ITS PLANNED INCREASES IN PROMOTIONAL AND CERTAIN OTHER SPENDING TO FURTHER THE COMPANY'S GROWTH.

     INCREASED INTEREST EXPENSE REFLECTS THE ACQUISITION RELATED INDEBTEDNESS ASSOCIATED WITH TREMCO, CSI (JUNE '96) AND OTHER SMALLER ACQUISITIONS, PLUS NON-CASH INTEREST ACCRETION. REDUCTION OF DEBT THROUGHOUT THE PAST YEAR AND SLIGHTLY LOWER INTEREST RATES BETWEEN YEARS, REDUCED NET INTEREST EXPENSE COMPARATIVELY.

     AS EXPECTED, FIRST QUARTER SALES AND EARNINGS WERE POSITIVELY IMPACTED BY THE STRONG SEASONAL OPERATIONS OF TREMCO DURING THIS PERIOD. TREMCO IS EXPECTED TO HAVE AN ADDITIVE EFFECT ON 1998 RESULTS WITH INCREASING CONTRIBUTIONS TO SALES AND EARNINGS IN FUTURE FISCAL YEARS.

     THE COMPANY'S FOREIGN SALES AND RESULTS OF OPERATIONS ARE SUBJECT TO THE IMPACT OF FOREIGN CURRENCY FLUCTUATIONS. AS MOST OF THE COMPANY'S FOREIGN OPERATIONS ARE IN

                                                                               8
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       THREE MONTHS ENDED AUGUST 31, 1997
                       ----------------------------------


     COUNTRIES WITH A FAIRLY STABLE CURRENCY, SUCH AS BELGIUM AND CANADA, THIS EFFECT HAS BEEN MINIMAL. IN ADDITION, FOREIGN DEBT IS DENOMINATED IN THE RESPECTIVE FOREIGN CURRENCY, THEREBY ELIMINATING ANY RELATED TRANSLATION IMPACT ON EARNINGS. SHOULD THE DOLLAR CONTINUE TO STRENGTHEN, THE COMPANY'S FOREIGN RESULTS OF OPERATIONS WILL BE NEGATIVELY IMPACTED; TO DATE, THE EFFECT HAS BEEN MINIMAL. THE COMPANY DOES NOT CURRENTLY HEDGE AGAINST THE RISK OF EXCHANGE RATE FLUCTUATIONS.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

CASH PROVIDED FROM OPERATIONS

     THE COMPANY GENERATED CASH FROM OPERATIONS OF $53 MILLION DURING THE FIRST QUARTER, INCLUDING THE COLLECTION OF A $24 MILLION RECEIVABLE AT MAY 31, 1997 ASSOCIATED WITH THE SALE OF A BUSINESS. THE BALANCE OF THE CHANGE IN CASH FLOW COMPARED TO LAST YEAR IS ATTRIBUTABLE TO TREMCO AND ITS SEASONALITY, CERTAIN GROWTH RELATED INCREASES IN WORKING CAPITAL, AND A NUMBER OF TIMING DIFFERENCES. CASH FLOW FROM OPERATIONS CONTINUES TO BE THE PRIMARY SOURCE OF FINANCING THE COMPANY'S INTERNAL GROWTH.

INVESTING ACTIVITIES

     THE COMPANY IS NOT CAPITAL INTENSIVE, BUT DOES INVEST IN CAPITAL PRIMARILY TO ACCOMMODATE THE COMPANY'S CONTINUED GROWTH THROUGH IMPROVED PRODUCTION AND DISTRIBUTION EFFICIENCY AND CAPACITY, AND TO ENHANCE ADMINISTRATION. SUCH EXPENDITURES GENERALLY DO NOT EXCEED DEPRECIATION AND AMORTIZATION IN A GIVEN YEAR.

     THE COMPANY COMPLETED THE SALE OF TREMCO'S INSULATING GLASS UNIT AND AUTO GLASS DIVISION DURING THE QUARTER FOR A NET AMOUNT OF $107.5 MILLION.

FINANCING ACTIVITIES

     THE $131.5 MILLION NET PROCEEDS FROM THE SALES OF BUSINESSES MENTIONED ABOVE WERE USED TO REDUCE THE COMPANY'S LONG-TERM DEBT DURING THE FIRST QUARTER, ALONG WITH $9 MILLION OF ADDITIONAL DEBT REDUCTION THROUGH INTERNAL CASH GENERATION, NET OF $2 MILLION NON-CASH INTEREST ACCRETION ADDED TO LONG-TERM DEBT. THE DIFFERENCE IS TRANSLATION RELATED. THE DEBT REDUCTIONS WERE THROUGH THE COMPANY'S REVOLVING CREDIT FACILITY, WHICH HAD AN OUTSTANDING BALANCE OF $282 MILLION AT AUGUST 31, 1997.

     AS A RESULT OF THESE TRANSACTIONS, THE COMPANY HAS A DEBT-TO-CAPITAL RATIO OF 56%, COMPARED TO 62% AT MAY 31, 1997, WHILE INTEREST COVERAGE IS FIVE TIMES ON A REPORTED

                                                                               9
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       THREE MONTHS ENDED AUGUST 31, 1997
                       ----------------------------------


     BASIS AND SIX TIMES ON A CASH BASIS. ON A FULLY DILUTED BASIS, WHICH ASSUMES CONVERSION OF THE ZERO-COUPON ISSUE, THE COMPANY'S DEBT-TO-CAPITAL RATIO WOULD BE FURTHER REDUCED TO ONLY 40%.

     WORKING CAPITAL DECREASED, AS WELL, TO $363 MILLION FROM $479 MILLION AT MAY 31, 1997, $131.5 MILLION OF THIS DIFFERENCE ALSO ATTRIBUTABLE TO THE PROCEEDS FROM SALES OF BUSINESSES DISCUSSED ABOVE BEING USED TO REDUCE LONG-TERM DEBT. THE CURRENT RATIO MOVED TO 2.5:1 FROM 3.0:1, RESPECTIVELY.

     THE STRONGER DOLLAR EFFECT ON THE COMPANY'S FOREIGN NET ASSETS HAS TENDED TO REDUCE SHAREHOLDERS' EQUITY AND THIS TREND COULD CONTINUE AS THE DOLLAR CONTINUES TO STRENGTHEN AND THESE NET ASSETS CONTINUE TO GROW.

     THE COMPANY MAINTAINS EXCELLENT RELATIONS WITH ITS BANKS AND OTHER FINANCIAL INSTITUTIONS TO FURTHER ENABLE THE FINANCING OF FUTURE GROWTH OPPORTUNITIES.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                           PART II.- OTHER INFORMATION
                           ---------------------------

ITEM 1 -- LEGAL PROCEEDINGS
---------------------------

     AS PREVIOUSLY REPORTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MAY 31, 1997, BONDEX INTERNATIONAL, INC., A WHOLLY-OWNED SUBSIDIARY OF THE COMPANY ("BONDEX"), WAS ONE OF NUMEROUS CORPORATE DEFENDANTS IN 457 THEN PENDING ASBESTOS-RELATED BODILY INJURY LAWSUITS FILED ON BEHALF OF VARIOUS INDIVIDUALS IN VARIOUS JURISDICTIONS OF THE UNITED STATES. SUBSEQUENTLY, AN ADDITIONAL 9 SUCH CASES HAVE BEEN FILED AND 2 SUCH CASES WHICH HAD BEEN FILED WERE VOLUNTARILY DISMISSED WITH PREJUDICE WITHOUT PAYMENT, LEAVING A TOTAL OF 464 SUCH CASES PENDING. BONDEX CONTINUES TO DENY LIABILITY IN ALL ASBESTOS-RELATED LAWSUITS AND CONTINUES TO VIGOROUSLY DEFEND THEM. UNDER A COST-SHARING AGREEMENT AMONG BONDEX AND ITS INSURERS EFFECTED IN 1994, THE INSURERS ARE RESPONSIBLE FOR PAYMENT OF A SUBSTANTIAL PORTION OF DEFENSE COSTS AND INDEMNITY PAYMENTS, IF ANY, WITH BONDEX RESPONSIBLE FOR A MINOR PORTION OF EACH.

ITEM 2 -- CHANGES IN SECURITIES
-------------------------------

(c)  Recent Sales of Unregistered Securities.

     No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the period covered by this Quarterly Report on Form 10-Q other than the following:

     (i) On July 18, 1997, the Company issued 87,752 Common Shares to certain of its officers and other employees pursuant to the RPM, Inc. 1997 Restricted Stock Plan (the "Restricted Stock Plan"). Such shares are restricted pursuant to the terms of the Restricted Stock Plan and are subject to shareholder approval of such Plan at the October 17, 1997 Annual Meeting of Shareholders. The issuance of such shares was made to individuals who were participants in the RPM, Inc. Benefit Restoration Plan and such awards were designed to replace cash benefit payments being canceled under the RPM, Inc. Benefit Restoration Plan. Consequently, no additional consideration was received by the Company for such issuance. The dollar value of the restricted share awards was based on the closing price of the Company's Common Shares on April 24, 1997, the date of approval of the Restricted Stock Plan, of $16.125 per share. Registration under the Securities Act of 1933 was not effected with respect to the transaction described above in reliance upon the exemption from the registration contained in Section 4(2) of the Security Act of 1933.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

        (a)     Exhibits
                --------

                Official Exhibit                                                        Sequential
                    Number                       Description                            Page Number
                ----------------                 -----------                            -----------
                      11.1              Statement regarding computation of                  13
                                        per share earnings.

                      27.1              Financial Data Schedule

        (b)     Reports on Form 8-K
                -------------------

                There were no reports on Form 8-K filed during the three months ended August 31, 1997.

                                   SIGNATURES
                                   ----------


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE

REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE

UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                             RPM, INC.



                                             BY /S/ THOMAS C. SULLIVAN
                                               -----------------------
                                             THOMAS C. SULLIVAN
                                             CHAIRMAN & CHIEF EXECUTIVE OFFICER



                                             BY /S/ FRANK C. SULLIVAN
                                               -----------------------
                                             FRANK C. SULLIVAN
                                             CHIEF FINANCIAL OFFICER