Form 10-Q
period 1997-11-30
RPM INC/OH/
filed 1998-01-14
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997 or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934 for the transition period from        to        .
                                                        --------  --------

Commission File No. 0-5132
                    ------

                                    RPM, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             OHIO                                                     34-6550857
------------------------------------      --------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

P.O. BOX 777;  2628 PEARL ROAD; MEDINA, OHIO                               44258
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE                 (330) 273-5090
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

  As of January 13, 1998, 98,259,288 RPM, Inc. Common Shares were outstanding.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------



                                      INDEX
                                      -----

         PART I.  FINANCIAL INFORMATION                                                      Page No.
         ------------------------------                                                      --------
         Consolidated Balance Sheets
           November 30, 1997 and May 31, 1997                                                       3

         Consolidated Statements of Income
           Six Months and Three Months Ended November 30, 1997 and 1996                             4

         Consolidated Statements of Cash Flows
           Six Months Ended November 30, 1997 and 1996                                              5

         Notes to Consolidated Financial Statements                                                 6

         Management's Discussion and Analysis of Results
           of Operations and Financial Condition                                                    7

         PART II.  OTHER INFORMATION                                                               11
         ---------------------------

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

                                     ASSETS
                                     ------
                                                                    November 30, 1997     May 31, 1997
                                                                    ----------------    ----------------

Current Assets
  Cash and short-term investments                                            $43,889             $37,442
  Trade accounts receivable (less allowance for
    doubtful accounts $11,962 and $12,006)                                   287,194             291,923
  Inventories                                                                229,999             215,306
  Prepaid expenses and other current assets                                   47,557              68,156
  Businesses held for sale                                                                       107,494
                                                                    ----------------    ----------------
    Total current assets                                                     608,639             720,321
                                                                    ----------------    ----------------

Property, Plant and Equipment, At Cost                                       477,201             460,096
  Less: accumulated depreciation and amortization                            203,068             189,812
                                                                    ----------------    ----------------
    Property, plant and equipment, net                                       274,133             270,284
                                                                    ----------------    ----------------

Other Assets
  Costs of businesses over net assets acquired, net of amortization          369,025             375,606
  Intangible assets, net of amortization                                     214,237             219,098
  Equity in unconsolidated affiliates                                         19,477              18,758
  Other                                                                       35,667              29,161
                                                                    ----------------    ----------------
    Total other assets                                                       638,406             642,623
                                                                    ----------------    ----------------

Total Assets                                                              $1,521,178          $1,633,228
                                                                    ================    ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Current portion of long term debt                                           $3,991              $3,967
  Accounts payable                                                           108,534             109,400
  Accrued compensation and benefits                                           47,995              40,641
  Accrued loss reserves                                                       37,053              37,699
  Other accrued liabilities                                                   33,212              40,141
   Income taxes payable                                                        8,504               9,938
                                                                    ----------------    ----------------
    Total current liabilities                                                239,289             241,786
                                                                    ----------------    ----------------

Long-term Liabilities
  Long-term debt, less current maturities                                    641,341             784,439
  Deferred income taxes                                                       67,414              70,210
  Other long-term liabilities                                                 52,715              43,497
                                                                    ----------------    ----------------
    Total long-term liabilities                                              761,470             898,146
                                                                    ----------------    ----------------

Shareholders' Equity
  Common shares,  stated value $.014 per share;
    authorized 200,000,000 shares;
    issued and outstanding 98,258,000
    and 98,029,000 shares, respectively *                                      1,429               1,428
  Paid-in capital                                                            230,536             229,619
  Retained earnings                                                          298,896             270,465
  Cumulative translation adjustment                                          (10,442)             (8,216)
                                                                    ----------------    ----------------
    Total shareholders' equity                                               520,419             493,296
                                                                    ----------------    ----------------

Total Liabilities And Shareholders' Equity                                $1,521,178          $1,633,228
                                                                    ================    ================


* Data at May 31, 1997 has been restated to reflect a 25% stock dividend issued on December 8, 1997.

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

                                                                               4
                          RPM, INC. AND SUBSIDIARIES
                          --------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                    (In thousands, except per share amounts)




                                                 Six Months Ended                  Three Months Ended
                                                    November 30,                       November 30,
                                          -------------------------------   -------------------------------

                                               1997              1996             1997             1996
                                          --------------   --------------   --------------   --------------

Net Sales                                       $812,810         $645,307         $397,757         $316,076

Cost of Sales                                    454,376          368,565          223,404          182,030
                                          --------------   --------------   --------------   --------------

Gross Profit                                     358,434          276,742          174,353          134,046

Selling, General and Administrative
    Expenses                                     252,659          187,386          127,441           93,980

Interest Expense, Net                             19,461           15,462            9,617            7,834
                                          --------------   --------------   --------------   --------------

Income Before Income Taxes                        86,314           73,894           37,295           32,232

Provision for Income Taxes                        36,683           31,405           15,850           13,699
                                          --------------   --------------   --------------   --------------

Net Income                                       $49,631          $42,489          $21,445          $18,533
                                          ==============   ==============   ==============   ==============



Earnings per common share and common
  share equivalent (Exhibit 11.1) *                $0.50            $0.44            $0.22            $0.19
                                          ==============   ==============   ==============   ==============

Earnings per common share assuming full
  dilution (Exhibit 11.1) *                        $0.47            $0.41            $0.21            $0.18
                                          ==============   ==============   ==============   ==============


Dividends per common share *                      $0.216            $0.20           $0.112           $0.104
                                          ==============   ==============   ==============   ==============


* Data for November 30, 1996 has been restated to reflect a 25% stock dividend issued on December 8, 1997.

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

                                                                              5
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                    (In thousands, except per share amounts)



                                                                       Six Months Ended November 30,
                                                                   ------------------------------------

                                                                         1997                 1996
                                                                   ----------------    ----------------
Cash Flows From Operating Activities:
  Net Income                                                                $49,631             $42,489
  Depreciation and amortization                                              26,672              23,236
  Items not affecting cash and other                                         (3,481)             (6,561)
  Changes in operating working capital                                       (6,044)            (23,029)
                                                                   ----------------    ----------------

                                                                             66,778              36,135
                                                                   ----------------    ----------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                       (18,377)            (13,053)
  (Increase) decrease in marketable securities                               (9,157)              1,964
  Proceeds from sales of businesses, net of cash                            130,809
  Acquisition of new businesses, net of cash                                                    (78,335)
                                                                   ----------------    ----------------

                                                                            103,275             (89,424)
                                                                   ----------------    ----------------


Cash Flows From Financing Activities:
  Proceeds from stock option exercises                                          668                 584
  Increase (decrease) in debt                                              (143,074)             80,016
  Dividends                                                                 (21,200)            (19,370)
                                                                   ----------------    ----------------

                                                                           (163,606)             61,230
                                                                   ----------------    ----------------


Net Increase (Decrease) in Cash                                               6,447               7,941


Cash at Beginning of Period                                                  37,442              19,855
                                                                   ----------------    ----------------


Cash at End of Period                                                       $43,889             $27,796
                                                                   ================    ================



Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------


Interest accreted on LYONS                                                   $4,743              $4,504







The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                               6
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                NOVEMBER 30, 1997
                                -----------------
                                   (Unaudited)
                    (In thousands, except per share amounts)


NOTE A - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the six and three months ended November 30, 1997 and November 30, 1996. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

NOTE B - INVENTORIES
--------------------

         Inventories were composed of the following major classes:

                                                  November 30,     May 31,
                                                     1997(1)        1997
                                                  ------------     -------

         Raw material and supplies                  $ 85,815      $ 80,333
         Finished goods                              144,184       134,973
                                                    --------      --------
                                                    $229,999      $215,306
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

         These acquisitions as well as several small product line acquisitions have been accounted for by the purchase method of accounting. The following data summarizes, on an unaudited pro-forma basis, the combined results of operations of the companies for the six and three months ended November 30, 1996. The pro-forma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies.

                                                     For The Six      For The Three
                                                    Months Ended       Months Ended
                                                      11/30/96           11/30/96
                                                    -----------       -------------

Net Sales                                              $799,786         $388,872
                                                       ========         ========

Net Income                                              $44,525          $19,526
                                                       ========         ========

Earnings per common share and common
  share equivalent                                         $.46             $.20
                                                           ====             ====

Earnings per common share assuming full
  dilution                                                 $.41             $.19
                                                           ====             ====

                                                                               7
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       SIX MONTHS ENDED NOVEMBER 30, 1997
                       ----------------------------------

RESULTS OF OPERATIONS
---------------------

         The Company's sales and earnings advanced 26% and 16%, respectively, in the second quarter and 26% and 17%, respectively, in the first six months of the current fiscal year compared to last year's results.

         The Tremco acquisition on February 1, 1997, and several smaller acquisitions and joint ventures, net of several divestitures, accounted for approximately 80% of the increase in sales in the first six months and approximately 70% of the sales increase in the second quarter, compared to last year. Existing operations generated the balance of sales growth, favoring the industrial lines.

         The UPS strike during the summer affected shipments, and caused some loss of business. In addition, a generally slower retail market affected consumer operations, particularly during the first quarter. The internal sales growth was essentially from higher unit volume, as prices have been fairly steady year-to-year. Exchange rate differences had a slight, negative effect on sales this year versus last and, with the dollar continuing to strengthen, this trend will most likely continue.

         The gross profit margin strengthened from last year, with the second quarter achieving a 43.8% margin compared with 42.4% a year ago, bringing the year-to-date this year to 44.1% compared with 42.9% last year. Tremco's comparatively higher margins account for this change, net of slightly lower margins from product mix and lower than planned sales volume at various operations.

         The Company's selling, general and administrative expenses increased to 32.0% of sales in the second quarter from 29.7% a year ago, and to 31.1% after six months compared with 29.0% last year. Tremco accounts for this difference, incurring typically higher costs in this category, along with its acquisition related expenses. Existing operations have continued their planned increases in promotional and related spending to further the Company's growth.

         Increased interest expense reflects the additional indebtedness to acquire Tremco, CSI (June 1996) and other smaller acquisitions, plus non-cash interest accretion. Reduction of debt of approximately $40 million throughout the past year reduced net interest expense comparatively.

         As expected, first half sales and earnings were positively impacted by the strong seasonal operations of Tremco during this period, plus related restructuring is proceeding on plan and ahead of schedule. The winter months are seasonally much slower months for

                                                                               8
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       SIX MONTHS ENDED NOVEMBER 30, 1997
                       ----------------------------------

         Tremco, accentuating the already seasonal nature of the Company, and will result in lower third quarter earnings versus the prior year. Tremco is expected to have a strong additive effect on the fourth quarter and fiscal year 1998 results, with increasing contributions to sales and earnings in future fiscal years.

         The Company's foreign sales and results of operations are subject to the impact of foreign currency fluctuations. As most of the Company's foreign operations are in countries with a fairly stable currency, such as Belgium and Canada, this effect has been minimal. In addition, foreign debt is denominated in the respective foreign currency, thereby eliminating any related translation impact on earnings. Should the dollar continue to strengthen, the Company's foreign results of operations will be negatively impacted; to date, the effect has not been significant. The Company does not currently hedge against the risk of exchange rate fluctuations.

         The present economic situation in Southeast Asia has not had, nor is it expected to have, material negative effects on the Company.

         All previously reported per share data have been restated to reflect the 25% stock dividend issued December 8, 1997, treated as a 5-for-4 stock split.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

CASH PROVIDED FROM OPERATIONS

         The Company generated cash from operations of $67 million during the first six months of the current fiscal year, up from $36 million during the same period last year. Other than the positive earnings performance, the main difference in operating cash flow is attributable to Tremco and its strong seasonality, plus a number of timing differences. Cash flow from operations continues to be the primary source of financing the Company's internal growth.

INVESTING ACTIVITIES

         The Company is not capital intensive, but does invest in capital primarily to accommodate the Company's continued growth, through improved production and distribution efficiency and capacity, and to enhance administration. Such expenditures generally do not exceed depreciation and amortization in a given year.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------
                       SIX MONTHS ENDED NOVEMBER 30, 1997
                       ----------------------------------


     The Company's captive insurance company invests in marketable securities in the ordinary course of conducting its operations. The difference between years is primarily attributable to the timing of investments.

     Earlier this year, the Company collected a $23.3 million May 31, 1997 receivable associated with the sale of a business, and completed the sale of Tremco's insulating glass unit and auto glass division for a net amount of $107.5 million.

FINANCING ACTIVITIES

     The $130.8 million net proceeds mentioned above were used to reduce the Company's long-term debt (revolving credit facility), along with $17 million of additional debt reduction through internal cash generation, net of $5 million of non-cash interest accretion added to long-term debt. The difference is mainly related to currency translation changes.

     As a result of these transactions, the Company has a debt-to-capital ratio of 55%, compared to 62% at May 31, 1997, while interest coverage is five times on a reported basis and six times on a cash basis. On a fully diluted basis, which assumes conversion of the zero-coupon issue, the Company's debt-to-capital ratio would be reduced to 39%.

     Working capital decreased to $369 million from $479 million at May 31, 1997. The largest decrease was the use of the $130.8 million proceeds from the sales of businesses to reduce long-term debt. The current ratio moved to 2.5:1 from 3.0:1, respectively.

     The stronger dollar effect on the Company's foreign net assets has tended to reduce shareholders' equity and this trend could continue if the dollar continues to strengthen, and the growth of net assets continues.

     The Company maintains excellent relations with its banks and other financial institutions to further enable the financing of future growth opportunities.

FORWARD-LOOKING STATEMENTS
--------------------------

     The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results

                                                                              10
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------
                       SIX MONTHS ENDED NOVEMBER 30, 1997
                       ----------------------------------


     of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the price and supply of raw materials, particularly titanium dioxide, certain resins, aerosols and solvents; (b) continued growth in demand for the Company's products; (c) risks associated with environmental liability inherent in the nature of a chemical coatings business; (d) the effect of changes in interest rates; (e) the effect of fluctuations in currency exchange rates upon the Company's foreign operations; and (f) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to political, social, economic and regulatory factors.

                                                                            11
                          RPM, Inc. and Subsidiaries
                        Part II. -- Other Information

ITEM 1 -- LEGAL PROCEEDINGS
---------------------------

         As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and as updated in the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997, Bondex
International, Inc., a wholly-owned subsidiary of the Company ("Bondex"), was one of numerous corporate defendants in 464 then pending asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions of the United States. Subsequently, an additional 12 such cases have been filed and 6 such cases which had been filed were dismissed with prejudice without payment, leaving a total of 470 such cases pending. Bondex continues to deny liability in all asbestos-related lawsuits and continues to vigorously defend them. Under a cost-sharing agreement among Bondex and its insurers effected in 1994, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments, if any, with Bondex responsible for a minor portion of each.

                          RPM, Inc. and Subsidiaries
                        Part II. -- Other Information

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The Annual Meeting of Shareholders of the Company was held on October 17, 1997. The following matters were voted on at the meeting.

1. Election of Laurie Gustin, James A. Karman, Donald K. Miller and Kevin O'Donnell as Directors of the Company. The nominees were elected as Directors with the following votes:

          LAURIE GUSTIN
          -------------

            For                                                           65,050,667
            Withheld                                                         873,527
            Broker non-votes                                                     -0-

          JAMES A. KARMAN
          ---------------

            For                                                           65,452,668
            Withheld                                                         471,526
            Broker non-votes                                                     -0-

          DONALD K. MILLER
          ----------------

            For                                                           65,211,747
            Withheld                                                         712,447
            Broker non-votes                                                     -0-

          KEVIN O'DONNELL
          ---------------

            For                                                           65,118,753
            Withheld                                                         805,441
            Broker non-votes                                                     -0-

2.        Approval and adaptation of the RPM, Inc. 1997 Restricted Stock Plan:


            For                                                           65,248,237
            Against                                                        2,892,844
            Abstain                                                          524,691
            Broker non-votes                                                 258,422

          For information on how the votes for the above matter have been tabulated, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders on October 17, 1997.

                          RPM, Inc. and Subsidiaries
                        Part II. -- Other Information


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


     (a)  EXHIBITS


          OFFICIAL EXHIBIT NUMBER                              DESCRIPTION
          -----------------------                              -----------



                    10.1                               RPM, Inc. 1997 Restricted Stock Plan,
                                                       and form of Acceptance and Escrow
                                                       Agreement to be used in connection
                                                       therewith.

                    11.1                               Statement regarding computation of per
                                                       share earnings

                    27.1                               Financial Data Schedule


(b)       REPORTS ON FORM 8-K
          -------------------

          There were no reports on Form 8-K filed during the three months ended November 30, 1997.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          RPM, INC.


                                          By /s/ Thomas C. Sullivan
                                            ------------------------------
                                            Thomas C. Sullivan
                                            Chairman & Chief Executive Officer


                                          By /s/ Frank C. Sullivan
                                            -------------------------------
                                            Frank C. Sullivan
                                            Chief Financial Officer






Date: 1/14/98