Form 10-Q
period 1998-02-28
RPM INC/OH/
filed 1998-04-14
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  x   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998 OR

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934 for the transition period from ________ to _________.

Commission File No. 0-5132
                    ------
                                    RPM, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                Ohio                                    34-6550857
-----------------------------------       --------------------------------------

(State or other jurisdiction of              (IRS Employer Identification No.)
or organization)

P.O. Box 777;  2628 Pearl Road; Medina, Ohio                          44258
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number including area code                (330) 273-5090
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

   As of April 8, 1998, 100,161,376 RPM, Inc. Common Shares were outstanding.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------



                                      INDEX
                                      -----


 PART I.  FINANCIAL INFORMATION                                        Page No.
 ------------------------------                                        --------

 Consolidated Balance Sheets
   February 28, 1998 and May 31, 1997                                     3

 Consolidated Statements of Income
    Nine Months and Three Months Ended
    February 28, 1998 and February 28, 1997                               4

 Consolidated Statements of Cash Flows
    Nine Months Ended
    February 28, 1998 and February 28, 1997                               5

 Notes to Consolidated Financial Statements                               6

 Management's Discussion and Analysis of Results
     of Operations and Financial Condition                                8

 PART II.  OTHER INFORMATION                                              12
 ---------------------------

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                    (In thousands, except per share amounts)


                 ASSETS
                 ------
                                                                      February 28, 1998      May 31, 1997
                                                                      -----------------      ------------

Current Assets
  Cash and short-term investments                                        $    43,608       $    37,442
  Trade accounts receivable (less allowance for doubt-
    ful accounts $11,715 and $12,006)                                        267,138           291,923
  Inventories                                                                240,360           215,306
  Prepaid expenses and other current assets                                   47,979            68,156
  Businesses held for sale                                                                     107,494
                                                                         -----------       -----------
    Total current assets                                                     599,085           720,321
                                                                         -----------       -----------

Property, Plant and Equipment, At Cost                                       491,334           460,096
  Less: accumulated depreciation and amortization                            209,199           189,812
                                                                         -----------       -----------
    Property, plant and equipment, net                                       282,135           270,284
                                                                         -----------       -----------

Other Assets
  Costs of businesses over net assets acquired, net of amortization          380,036           375,606
  Intangible assets, net of amortization                                     213,496           219,098
  Equity in unconsolidated affiliates                                         20,535            18,758
  Other                                                                       34,955            29,161
                                                                         -----------       -----------
    Total other assets                                                       649,022           642,623
                                                                         -----------       -----------

Total Assets                                                             $ 1,530,242       $ 1,633,228
                                                                         ===========       ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

Current Liabilities
  Current portion of long term debt                                      $     3,824       $     3,967
  Notes and Accounts payable                                                 101,107           109,400
  Accrued compensation and benefits                                           50,672            40,641
  Accrued loss reserves                                                       35,195            37,699
  Other accrued liabilities                                                   41,681            40,141
   Income taxes payable                                                       (3,534)            9,938
                                                                         -----------       -----------
    Total current liabilities                                                228,945           241,786
                                                                         -----------       -----------

Long-term Liabilities
  Long-term debt, less current maturities                                    668,380           784,439
  Deferred income taxes                                                       66,627            70,210
  Other long-term liabilities                                                 53,106            43,497
                                                                         -----------       -----------
    Total long-term liabilities                                              788,113           898,146
                                                                         -----------       -----------

Shareholders' Equity
  Common shares, stated value $.014 per share;
    authorized 200,000,000 shares;
    issued and outstanding 98,323,000
    and 98,029,000 shares, respectively*                                       1,430             1,428
  Paid-in capital                                                            230,983           229,619
  Retained earnings                                                          293,443           270,465
  Cumulative translation adjustment                                          (12,672)           (8,216)
                                                                         -----------       -----------
    Total shareholders' equity                                               513,184           493,296
                                                                         -----------       -----------

Total Liabilities And Shareholders' Equity                               $ 1,530,242       $ 1,633,228
                                                                         ===========       ===========


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

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                    (In thousands, except per share amounts)




                                                              Nine Months Ended             Three Months Ended
                                                                February 28,                    February 28,
                                                        --------------------------      --------------------------

                                                           1998            1997            1998             1997
                                                        ----------      ----------      ----------      ----------


Net Sales                                               $1,163,266      $  942,484      $  350,456      $  297,177

Cost of Sales                                              658,519         539,949         204,143         171,384
                                                        ----------      ----------      ----------      ----------

Gross Profit                                               504,747         402,535         146,313         125,793

Selling, General and Administrative
    Expenses                                               379,849         291,287         127,190         103,901

Interest Expense, Net                                       28,973          24,296           9,512           8,834
                                                        ----------      ----------      ----------      ----------

Income Before Income Taxes                                  95,925          86,952           9,611          13,058

Provision for Income Taxes                                  40,768          36,955           4,085           5,550
                                                        ----------      ----------      ----------      ----------

Net Income                                              $   55,157      $   49,997      $    5,526      $    7,508
                                                        ==========      ==========      ==========      ==========




Basic earnings per common share (Exhibit 11.1)*         $     0.56      $     0.52      $     0.06      $     0.08
                                                        ==========      ==========      ==========      ==========


Diluted earnings per common share (Exhibit 11.1)*       $     0.53      $     0.49      $     0.06      $     0.08
                                                        ==========      ==========      ==========      ==========


Dividends per common share*                             $    0.328      $    0.304      $    0.112      $    0.104
                                                        ==========      ==========      ==========      ==========

* Data for February 28, 1997 has been restated to reflect a 25% stock dividend issued on December 8, 1997.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                    (In thousands, except per share amounts)



                                                                         Nine Months Ended February 28,
                                                                           -------------------------
                                                                              1998            1997
                                                                           -------------------------
Cash Flows From Operating Activities:
  Net Income                                                               $  55,157       $  49,997
  Depreciation and amortization                                               40,433          35,730
  Items not affecting cash and other                                          (4,582)        (11,781)
  Changes in operating working capital                                       (17,509)        (29,347)
                                                                           ---------       ---------

                                                                              73,499          44,599
                                                                           ---------       ---------

Cash Flows From Investing Activities:
  Additions to property and equipment                                        (33,341)        (20,456)
  (Increase) decrease in marketable securities                                (7,195)          1,897
  Sale of business assets, net of cash transferred                           131,096           7,465
  Acquisition of new businesses, net of cash                                 (10,578)       (327,188)
                                                                           ---------       ---------

                                                                              79,982        (338,282)
                                                                           ---------       ---------


Cash Flows From Financing Activities:
  Proceeds from stock option exercises                                         1,066             906
  Increase (decrease) in debt                                               (116,202)        336,075
  Dividends                                                                  (32,179)        (29,557)
                                                                           ---------       ---------

                                                                            (147,315)        307,424
                                                                           ---------       ---------


Net Increase (Decrease) in Cash                                                6,166          13,741


Cash at Beginning of Period                                                   37,442          19,855
                                                                           ---------       ---------


Cash at End of Period                                                      $  43,608       $  33,596
                                                                           =========       =========



Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------



Issuance of shares in connection with acquisition of new business               --         $  13,600

Interest accreted on LYONs                                                 $   7,150       $   6,795




The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                FEBRUARY 28, 1998
                                -----------------
                                   (Unaudited)
                    (In thousands, except per share amounts)

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the nine and three months ended February 28, 1998 and February 28, 1997. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

NOTE B - INVENTORIES
--------------------

         Inventories were composed of the following major classes:


                                                  February 28,          May 31,
                                                    1998(1)              1997
                                                   --------            --------
         Raw material and supplies                 $ 89,681            $ 80,333
         Finished goods                             150,679             134,973
                                                   --------            --------
                                                   $240,360            $215,306
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

         These acquisitions as well as several small product line acquisitions have been accounted for by the purchase method of accounting. The following data summarizes, on an unaudited pro-forma basis, the combined results of operations of the companies for the nine and three months ended February 28, 1997. The pro-forma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies.


                                                      For The Nine                  For The Three
                                                      Months Ended                  Months Ended
                                                         2/28/97                       2/28/97

         Net Sales                                     $1,135,276                     $335,490
                                                       ==========                     ========
         Net Income                                     $ 52,556                      $  8,031
                                                        ========                      ========
         Basic earnings per share                         $.54                          $.08
                                                          ====                          ====
         Diluted earnings per share                       $.51                          $.08
                                                          ====                          ====

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                FEBRUARY 28, 1998
                                -----------------
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                       Continued
NOTE D - SUBSEQUENT EVENTS
--------------------------

         On March 31, 1998, the Company acquired all the outstanding shares of the Flecto Company, Inc. Flecto, headquartered in Oakland, California, is a leading manufacturer of wood finishes and wood finishing equipment for the retail do-it-yourself wood and floor finishing markets.

         The acquisition will be accounted for by the purchase method of accounting and the difference between the fair value of net assets acquired and the purchase consideration will be allocated to goodwill. The Company's financial statements will reflect the assets, liabilities and operating results of Flecto from the date of acquisition forward.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       NINE MONTHS ENDED FEBRUARY 28, 1998
                       -----------------------------------

RESULTS OF OPERATIONS
---------------------

         The Company's sales were ahead 18% in the third quarter and 23% in the first nine months of the current fiscal year compared to last year's results.

         The Tremco acquisition on February 1, 1997, and several smaller acquisitions and joint ventures, net of several divestitures, accounted for slightly more than half of the increase in sales in the third quarter and approximately 75% of the sales increase in the first nine months, compared to last year. Existing operations generated the balance of sales growth, essentially from higher unit volume as prices have been fairly steady from year-to-year. Exchange rate differences have had a slight negative effect on sales this year versus last and with the dollar continuing to strengthen, this trend will most likely continue.

         Early in the year, the UPS strike affected shipments, causing some loss of business at that time, and generally slower retail markets affected consumer operations during much of the first half of the year. More recently, however, Rust-Oleum was awarded significant additional consumer business with The Home Depot, with many of those initial shipments taking place during the third quarter.

         The third quarter gross profit margin of 41.7% compared with 42.3% a year ago, bringing the year-to-date this year to 43.4% compared with 42.7% last year. Promotional pricing on Rust-Oleum's initial shipments to The Home Depot stores impacted the third quarter margin. The effect of those shipments was more than offset by Tremco's comparatively higher margins so far this year, resulting in the improved year-to-date margin.

         The Company's selling, general and administrative expenses increased to 36.3% of sales in the third quarter from 35.0% a year ago, and to 32.7% after nine months compared with 30.9% last year. Tremco incurs typically higher costs in this category, plus its acquisition related expenses. In addition, existing operations have continued their planned increases in promotional and related spending to further the Company's growth.

         Increased interest expense reflects the additional indebtedness to acquire Tremco and other smaller acquisitions, plus non-cash interest accretion. The Company has conserved approximately $1.0 million of interest expense so far this year from comparative reductions of debt throughout the past year.

         As expected and previously announced, Tremco's seasonal slowness during this past quarter (December-February) did accentuate the already seasonal nature of the

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------
                      NINE MONTHS ENDED FEBRUARY 28, 1998
                      -----------------------------------


         Company and accounted for the decline in third quarter earnings and earnings per share versus the prior year. After nine months, on the other hand, Tremco has had a very positive impact on sales and earnings, and its related restructuring is proceeding according to plan and ahead of schedule. Tremco is expected to have a strong additive effect on the fourth quarter and fiscal year 1998 results, with increasing contributions to sales and earnings going forward.

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

         The present economic situation in Southeast Asia has not had, nor is it expected to have, material negative effects on the Company's results of operations or financial condition.

         All previously reported per share data have been restated to reflect the 25% stock dividend issued December 8, 1997, treated as a 5-for-4 stock split.

         Subsequent to quarter end, on March 31, 1998, the Company acquired the Flecto Company, Inc. Flecto is a $50 million manufacturer of wood finishes and wood finishing equipment for the retail do-it-yourself wood and floor finishing markets, holding the lead market share position in Canada and the number two market share position in the United States. Flecto sells under the Varathane (R) and Watco (R) name brands and will complement the Company's other leading consumer name brand companies. Flecto is expected to have a neutral impact on this year's earnings and be accretive in future years.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

CASH PROVIDED FROM OPERATIONS

         The Company generated cash from operations of $74 million during the first nine months of the current fiscal year, up from $45 million during the same period last year. Other than the positive earnings performance, the main difference in operating cash flows between years is attributable to Tremco, plus a number of timing

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------
                      NINE MONTHS ENDED FEBRUARY 28, 1998
                      -----------------------------------


         differences. Cash flow from operations continues to be the primary source of financing the Company's internal growth, with limited use of short-term credit.

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

FINANCING ACTIVITIES

         The $130.8 million net proceeds mentioned above were used to reduce the Company's long-term debt (revolving credit facility), $10 million of additional debt was incurred to finance several small product line acquisitions and $7.2 million of non-cash interest accretion was added to long-term debt. The difference is mainly related to currency translation changes.

         As a result of these transactions, the Company has a debt-to-capital ratio of 57%, compared to 62% at May 31, 1997, while interest coverage is five times on a reported basis and six times on a cash basis. On a diluted basis, which assumes conversion of the zero-coupon issue, the Company's debt-to-capital ratio would be reduced to 41%.

         Working capital decreased to $370 million from $479 million at May 31, 1997. The largest decrease was the use of the $130.8 million proceeds from the sales of businesses to reduce long-term debt. The current ratio moved to 2.6:1 from 3.0:1, respectively.

         On March 5, 1998, the Company completed a public offering of $100 million face value of Liquid Asset Notes with Coupon Exchange (LANCEsSM) due 2008 (the "Notes"). The Notes are unsecured obligations of the Company and rank pari passu with all other unsecured and subordinated obligations of the Company. During the Initial Floating Rate Period, the Notes will bear interest, payable semi-annually in arrears, at a rate per annum equal to the London interbank offered rate ("LIBOR")

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------
                      NINE MONTHS ENDED FEBRUARY 28, 1998
                      -----------------------------------


         for U.S. dollar deposits for a period of six months, minus 5 basis points. During any Fixed Rate Period, the Notes will bear interest, payable semi-annually in arrears, at a rate of 6.50% per annum. During the Subsequent Floating Rate Period, the Notes will bear interest payable semi-annually in arrears, at a rate per annum equal to LIBOR for a period of three months.

         The total net proceeds of this offering of approximately $99 million were used to reduce the outstanding balance of the Company's $500 million revolving line of credit. The Company has since reduced the limit of this credit facility to $300 million.

         Subsequent to quarter end, the Company acquired the Flecto Company, Inc. for a combination of cash and the issuance of Company shares. The Company's revolving credit facility was utilized for the cash portions of this transaction.

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

FORWARD-LOOKING STATEMENTS
--------------------------

         The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the price and supply of raw materials, particularly titanium dioxide, certain resins, aerosols and solvents; (b) continued growth in demand for the Company's products; (c) risks associated with environmental liability inherent in the nature of a chemical coatings business; (d) the effect of changes in interest rates; (e) the effect of fluctuations in currency exchange rates upon the Company's foreign operations; and (f) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to political, social, economic and regulatory factors.

                            RPM INC. AND SUBSIDIARIES
                            -------------------------
                           PART II--OTHER INFORMATION
                           --------------------------


ITEM 1 -- LEGAL PROCEEDINGS
---------------------------


                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and as updated in the Company's Quarterly Reports on Form 10-Q for the quarters ended August 31, 1997 and November 30, 1997, Bondex International, Inc., a wholly-owned subsidiary of the Company ("Bondex"), was one of numerous corporate defendants in 470 then pending asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions of the United States. Subsequently, an additional 14 such cases have been filed and 14 such cases which had been filed were dismissed with prejudice without payment, leaving a total of 470 such cases pending. Bondex continues to deny liability in all asbestos-related lawsuits and continues to vigorously defend them. Under a cost-sharing agreement among Bondex and its insurers effected in 1994, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments, if any, with Bondex responsible for a minor portion of each.

                            RPM INC. AND SUBSIDIARIES
                            -------------------------
                           PART II--OTHER INFORMATION
                           --------------------------

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

     (a) Exhibits
         ---------

         Official Exhibit Number              Description
         -----------------------              -----------

              11.1 Statement regarding computation of per share earnings.

              27.1                 Financial Data Schedule.

     (b) Reports on Form 8-K
         -------------------

         There were no reports on From 8-K filed during the three months ended February 28, 1998.

                                   SIGNATURES
                                   ----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RPM, Inc.



                                            By  /s/  Thomas C. Sullivan
                                                -----------------------------
                                            Thomas C. Sullivan
                                            Chairman & Chief Executive Officer



                                            By  /s/  Frank C. Sullivan
                                                -----------------------------
                                            Frank C. Sullivan
                                            Chief Financial Officer













Date:  4/14/98