Form 10-K
period 1998-05-31
RPM INC/OH/
filed 1998-08-27
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the fiscal year ended May 31, 1998

                                                        OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from __________ to ___________

                           Commission File No. 0-5132

                                    RPM, INC.
             (Exact Name of Registrant as Specified in its Charter)

             Ohio                                         34-6550857
-------------------------------                  ----------------------------
(State or Other Jurisdiction of                  (IRS Employer Identification
Incorporation or Organization)                    No.)

P.O. Box 777, 2628 Pearl Road, Medina, Ohio                         44258
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's telephone number, including area code: (330) 273-5090

Securities registered pursuant to Section 12(b) of the Act:

                        Common Shares, Without Par Value
                        --------------------------------

                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                      None

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

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  As of August 18, 1998, 110,511,003 Common Shares were outstanding, and the aggregate market value of the Common Shares of the Registrant held by non-affiliates (based upon the closing price of the Common Shares as reported on the New York Stock Exchange on August 18, 1998) was approximately $1,663,115,714. For purposes of this information, the 3,213,215 outstanding Common Shares which were owned beneficially as of August 18, 1998 by executive officers and Directors of the Registrant were deemed to be the Common Shares held by affiliates.

                       Documents Incorporated by Reference

                  Portions of the following documents are incorporated by reference to Parts II, III and IV of this Annual Report on Form 10-K: (i) definitive Proxy Statement to be used in connection with the Registrant's Annual Meeting of Shareholders to be held on October 9, 1998 (the "1998 Proxy Statement") and (ii) the Registrant's 1998 Annual Report to Shareholders for the fiscal year ended May 31, 1998 (the "1998 Annual Report to Shareholders").

                  Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 1998.

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

RECENT DEVELOPMENTS

                  In May 1998, the Company filed an application to list its Common Shares for trading on the New York Stock Exchange ("NYSE"). On June 9, 1998, the Company's Common Shares began trading on the NYSE under the symbol "RPM."

                  On July 8, 1998, the Company announced that all of the outstanding $191.7 million principal amount of its Liquid Yield Option Notes Due 2012 ("LYONs(TM)") were called for redemption on August 10, 1998 pursuant to the provisions of the Trust Indenture dated September 15, 1992 between the Company and the First National Bank of Chicago, as Trustee and Paying Agent. As a result of the redemption of these convertible securities, approximately 10.1 million Common Shares were issued and LYONs(TM) holders who chose not to convert their Notes to Common Shares received aggregate cash payments of $32.1 million.

ACQUISITIONS

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

                  As part of this acquisition program, in March 1998, the Company acquired all of the issued and outstanding shares of The Flecto Company, Inc. and its affiliated companies headquartered in Oakland, California. Flecto is a leading manufacturer of wood finishes and wood finishing equipment for the retail do-it-yourself wood and floor finishing markets in the United States and Canada. Flecto sells clear and stain finishes under the Varathane(R) and Watco(R) name brands.

-------------

(TM) Merrill Lynch & Co., Inc.

                  Subsequent to the May 31 fiscal year-end, on July 8, 1998, the Company acquired Nullifire Ltd., based in Coventry, England. Nullifire is a leading manufacturer and marketer of intumescent fireproofing coatings for industrial and commercial applications. Nullifire will operate as part of the Company's Carboline Company subsidiary, supplementing the product lines and geographic coverage of Carboline's existing fireproofing business.


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

                  The protective coating products manufactured by RPM are used primarily on property which already exists. RPM is not involved to any great degree in new construction and, therefore, is generally less affected by cyclical movements in the economy. RPM markets its products in approximately 130 countries and operates manufacturing facilities in 61 locations in the United States, Argentina, Belgium, Brazil, Canada, China, Germany, Malaysia, The Netherlands, Poland, Singapore, South Africa, the United Arab Emirates and the United Kingdom.

INDUSTRIAL PRODUCTS

                  RPM's industrial products represent approximately 63% of the Company's sales. The numerous protective coatings manufactured by the Company are used in a variety of industrial applications including waterproofing, general maintenance, corrosion control and other specialty chemical applications.

                  The Company manufactures a number of products designed for waterproofing applications. These waterproofing products include sealants, deck coatings, membranes and water-based coatings for commercial and industrial maintenance produced by the Company's Martin Mathys, ESPAN, and Tremco businesses.

                  The Company also manufactures a variety of products used for general commercial and industrial maintenance. These products include roofing products, such as asphaltic aluminum roof deck coating produced by RPM's original business unit, Republic Powdered Metals, Geoflex and Hy-Shield premium single-ply roofing materials and Tremco roofing systems. Other products include high-performance polymer floors, linings and wall systems produced by Stonhard, molded and pultruded fiberglass reinforced plastic grating products manufactured by Fibergrate Composite Structures, Inc. (formerly Composite Structures International), under the brand names of Chemgrate and Fibergrate, as well as Dryvit coatings and adhesives for exterior wall insulating finishing systems and TCI powdered coatings.

                  The Company's industrial product line also includes a broad-line of high-performance corrosion control coatings. The Company's Carboline subsidiary manufactures high-performance corrosion-resistant protective coatings, fireproofing, tank linings and floor coatings, and markets these products to industrial, architectural and applicator companies throughout the world. The Company's various other corrosion-resistant coatings include the Plasite and Alox brands.

                  The Company also produces a variety of specialty chemical products within selected niche markets. Products manufactured for specialty chemical applications include: Day-Glo Color and Radiant Color fluorescent colorants and pigments; Kop-Coat manufactured compounds and wood treatment products including Wolman industrial lumber treatments and ValvTect diesel fuel additives; American Emulsions dye additives for textile dyeing and finishing; Chemspec commercial carpet cleaning solutions; and concrete admixtures sold by The Euclid Chemical Company, RPM's 50-50 joint venture with the Switzerland-based Holderbank Group.

CONSUMER PRODUCTS

                  RPM's consumer products represent approximately 37% of the Company's sales. The Company's consumer products include products designed for the household do-it-yourself, automotive repair, hobby and leisure and marine markets.

                  RPM's primary consumer do-it-yourself businesses are Rust-Oleum, William Zinsser, Bondex International and Bondo/Mar-Hyde. Rust-Oleum manufactures high quality corrosion-resistant, general purpose and decorative coatings for the household maintenance and light industrial markets. William Zinsser manufactures a broad line of specialty primers and sealants and is the nation's leading producer of shellac items used as pharmaceutical glazes, confectioner's glazes, citrus fruit coatings and wood coatings. Bondex International produces a nationwide line of household patch and repair products, in addition to basement waterproofing products. Bondo/Mar-Hyde manufactures auto body paints and repair products for the automotive aftermarket. Products marketed by these units include spray paints, body fillers, vinyl colors and bumper repair products.

                  The Company also manufactures products for the hobby and leisure markets including Testor's model kits and accessory products and Floquil/Polly S Color hobby, art and craft coatings. RPM's consumer hobby and leisure products are marketed through thousands of mass merchandise, toy and hobby stores throughout North America.

                  Other consumer do-it-yourself products include: fabrics, window treatments and wall coverings sold by Design/Craft Fabric and Richard E. Thibaut; Mohawk, Star Finishing and Chemical Coatings, and newly acquired Flecto furniture finishes and repair and restoration coatings; pleasure marine coatings marketed under the Pettit, Woolsey and Z-Spar brand names; and Wolman deck coatings, sealants and brighteners. RPM's consumer do-it-yourself products are marketed through thousands of mass merchandise, home center and hardware stores throughout North America.

FOREIGN OPERATIONS

                  The Company's foreign manufacturing operations for the fiscal year ended May 31, 1998 accounted for approximately 19% of its total sales (which does not include exports directly from the United States), although it also receives license fees and royalty income from numerous license agreements and also has joint ventures accounted for under the equity method in various foreign countries. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, China, Germany, Malaysia, The Netherlands, Poland, Singapore, South Africa, the United Arab Emirates and the United Kingdom, and sales offices or public warehouse facilities in Australia, Canada, Finland, France, Germany, Hong Kong, Iberia, Mexico, the Philippines, Russia, Singapore, Sweden, the United Kingdom and several other countries. Information concerning the Company's foreign operations is set forth in Note I (Industry Segment and Geographic Area Information) of Notes to Consolidated Financial Statements, which appear elsewhere in this Annual Report on Form 10-K.

COMPETITION

                  The Company is engaged in a highly competitive industry and, with respect to all of its major products, faces competition from local and national firms. Several of the companies with which RPM competes have greater financial resources and sales organizations than the Company. While no accurate figures are available with respect to the size of or the Company's position in the market for any particular product, management believes that the Company is a major producer of aluminum coatings, cement-based paint, hobby paints, pleasure marine coatings, furniture finishing repair products, automotive repair products, industrial corrosion control products, consumer rust-preventative coatings, polymer flooring, fluorescent coatings and pigments, exterior insulation finish systems, molded and pultruded fiberglass reinforced plastic grating and shellac-based coatings. However, the Company does not believe that it has a significant share of the total protective coatings market.

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

                  Carboline Company, a subsidiary of the Company, is the owner of a United States trademark registration for the mark and name "CARBOLINE(R)." Carboline Company is also the owner of several other United States registrations for other trademarks. Renewal of these registrations is done on a regular basis.

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

                  The Company's other valuable product trademarks also include:
ALOX(R), ALUMANATION(R), AVALON(R), B-I-N(R), BITUMASTIC(R), BONDO(R), BONDEX(R), BULLS EYE(R), CHEMGRATE(R), DRYVIT(R), DYMERIC(R), DYNALITE(R), DYNATRON(R), EASY FINISH(R), FLECTO(R) EPOXSTEEL(R), FIBERGRATE(R), FLOQUIL(R), GEOFLEX(R), LUBRASPIN(TM), MAR-HYDE(R), MOHAWK and DESIGN(R), OUTSULATION(R), PARASEAL(R), PERMAROOF(R), PETTIT(TM), PLASITE(R), SANITILE(R), STONCLAD(R), STONHARD(R), STONLUX(R), TALSOL(R), TCI(TM), TESTORS(R), ULTRALITE(TM), VARATHANE(R), VULKEM(R), WOOLSEY(R), ZINSSER(R) and Z-SPAR(R); and, in Europe, NULLIFIRE(R), RADGLO(R) and MARTIN MATHYS(R).

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

RESEARCH

                  The Company's research and development work is performed in various laboratory locations throughout the United States. During fiscal years 1998, 1997 and 1996, the Company invested approximately $15.8 million, $14.6 million and $13.7 million, respectively, on research and development activities. The customer sponsored portion of such expenditures was not significant.

ENVIRONMENTAL MATTERS

                  Several of the Company's subsidiaries are involved in various environmental claims or proceedings relating to facilities currently or previously owned, operated or used by such subsidiaries, or their predecessors. In addition, the Company or its subsidiaries, together with other parties, have been designated as potentially responsible parties ("PRPs") under federal and state environmental laws for the remediation of hazardous waste at certain disposal sites (see ITEM 3. LEGAL PROCEEDINGS). In connection with its evaluation of these PRP sites, the Company's management takes into consideration the input of outside legal counsel, the number of parties involved at the site, joint and several liability of other PRPs, and the level of volumetric contribution which may be attributed to the Company relative to that attributable to other parties at such sites. Based on the above analysis, management then assesses, to the extent possible, the estimated restoration or other clean-up costs and related claims for each site.

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

EMPLOYEES

                  As of June 30, 1998, the Company employed 6,926 persons, of whom 788 were represented by unions under contracts which expire at varying times in the future. The Company believes that its relations with its employees are good.

ITEM 2.           PROPERTIES.

                  The Company's corporate headquarters and a plant and offices for one subsidiary are located on an 80-acre site in Medina, Ohio, which is owned by the Company. The Company has agreed to purchase an additional 39 acres adjacent to the 80-acre site from the Estate of Margaret M. Sullivan, the mother of Thomas C. Sullivan, Chairman and Chief Executive Officer of the Company. The Company's operations occupy a total of approximately 6.1 million square feet, with the majority, approximately 5.1 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 6.1 million square feet occupied, 5.0 million square feet are owned and 1.1 million square feet are occupied under operating leases.

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

ITEM 3.           LEGAL PROCEEDINGS.

                  Bondex.
                  -------

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and as updated in the Company's Quarterly Reports on Form 10-Q for the quarters ended August 31, 1997, November 30, 1997 and February 28, 1998, Bondex International, Inc., a wholly-owned subsidiary of the Company ("Bondex"), was one of numerous corporate defendants in 387 then pending asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions of the United States. Subsequently, an additional 5 such cases have been filed and 2 such cases which had been filed were dismissed with prejudice without payment pursuant to summary judgment or stipulation of the parties, leaving a total of 390 such cases pending. Bondex continues to deny liability in all asbestos-related lawsuits and continues to vigorously defend them. Under a cost-sharing agreement among Bondex and its insurers effected in 1994, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments, if any, with Bondex responsible for a minor portion of each.

                  Carboline.
                  ----------

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, Carboline Company, a wholly-owned subsidiary of the Company ("Carboline") has been named as one of 30 corporate defendants in Rufino O. Cavazos, et al., vs. Ceilcote Company, et al., Cause No. 89-CI-12651, in the 73rd Judicial District Court of Bexar County, Texas, filed in March 1990, and in similar suits subsequently filed on behalf of individuals (and, where applicable, their spouses and children) employed at the Comanche Peak Nuclear Plant and the South Texas Nuclear Plant. The total number of Bexar County plaintiffs is approximately 10,000. The trial court has entered a scheduling order which calls for summary judgment hearings in November 1998. Carboline, and all other defendants, have sought summary judgment on the grounds that Plaintiffs cannot prove a causal connection between their alleged exposures at the power plants and their alleged physical ailments. Depending on the results of the summary judgment hearings, summary jury trials, involving approximately 20 plaintiffs, are anticipated in 1999. Another suit with virtually identical allegations was filed on December 29, 1993 in Rusk County, Texas, which involves 155 worker plaintiffs and 82 spouses. All of the suits allege bodily injury as a result of exposure to defendants' products. The litigation is continuing in the discovery stage. With respect to the Bexar County cases, the court has indicated that summary jury trials involving 10 plaintiffs each will be scheduled, although specific trial dates have not been set. Carboline has denied all liability in these cases and is conducting a vigorous defense. Several of Carboline's insurance carriers, and Carboline, are defending the lawsuits under a cost-sharing agreement.

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, in September 1991, Our Lady of the Lake Hospital, Inc. ("OLOL") filed suit captioned Our Lady of the Lake Hospital, Inc. vs. Carboline Company, et al, Number 373,498, Division "J", Nineteenth Judicial District Court, Parish of East Baton Rouge, State of Louisiana, alleging that a fireproofing product manufactured by Carboline, known as Pyrocrete 102, caused damage to the structural steel of the hospital which OLOL owns and operates in Baton Rouge, Louisiana.

                  Carboline denied the allegations of both OLOL's claims and vigorously contested them. Carboline's defense was assumed by First Colonial Insurance Company ("First Colonial"), a wholly-owned insurance subsidiary of the Company. As previously reported, on July 10, 1996, OLOL, Carboline and Sun entered into a confidential Settlement Agreement with respect to all claims and disputes presented in, arising out of, or relating in any way to the claims filed by OLOL in Case Numbers 373,498; 384,867; and 395,932. OLOL's petitions, as supplemented and amended, were dismissed with prejudice. Carboline has entered into confidential settlements with a number of its insurers which funded the settlement and who have been or will be dismissed from the litigation. Carboline's third party claims against certain non-settling insurers and other parties remain pending in Case Number 373,498. Carboline is currently engaged in settlement negotiations with the remaining third party defendants.

                  As previously reported, Carboline is a defendant in La Gloria Oil & Gas Company vs. Carboline Company, et al., Cause No. 95-959-C, in the 241st Judicial District Court of Smith County, Texas. The plaintiff, an owner and operator of a petroleum refinery in Tyler, Texas, contends that a fireproofing product previously designed and manufactured by Carboline is defective and that the product resulted in deterioration and corrosion of various steel components at the refinery. Additionally, the plaintiff alleges fraud and civil conspiracy and seeks $25 million in actual damages and up to four times the amount of actual damages in exemplary damages against Carboline and Sun, as well as co-defendant Brown & Root, Inc. The case is in the discovery phase, and is set for trial in early 1999. Pursuant to an agreement between Carboline and Sun, Carboline is providing a defense for Sun in this litigation.

                  Carboline has denied all of plaintiff's allegations and is vigorously defending the lawsuit. Carboline contends that based upon applicable statutes of limitations, plaintiff's claims are time-barred. Although there has been diminishment of insurance policy limits available to Carboline as a result of the previously referenced settlement, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

                  Mac-O-Lac.
                  ----------

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, the Company has been identified as a PRP under CERCLA in connection with the Rose Township Dump Site, Rose Township, Michigan (the "Rose Township Site") and the Springfield Township Dump Site, Springfield Township, Michigan (the "Springfield Site") as a consequence of the disposal of waste originating at Mac-O-Lac Paints, Inc., a former subsidiary of the Company whose assets were sold in February 1982.

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

                  Dryvit.
                  -------

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, as updated in the Company's Quarterly Reports on Form 10-Q for the quarters ended August 31, 1997, November 30, 1997 and February 28, 1998, Dryvit Systems, Inc., a wholly-owned subsidiary of the Company ("Dryvit"), is a defendant or co-defendant in numerous separate but related law suits, some of which have sought to certify classes comprised of owners of structures clad with exterior insulated finish systems ("EIFS") products manufactured by Dryvit and other EIFS manufacturers. Also as previously reported, on September 18, 1996, the North Carolina Court presiding over one of the state court cases, Ruff et al. v. Parex, Inc., et al., entered an order certifying a class of North Carolina owners of single family or multi-family residential dwellings which had an EIFS installed during the period of 1969 to the present. Subsequent to that ruling, Dryvit and other manufacturers filed a motion to bring a third-party complaint against the builders of those dwellings to establish that any alleged damage was the result of poor construction. The trial court denied that motion but acknowledged that the manufacturers were being denied significant rights since claims against builders for indemnity and/or contribution were possibly being extinguished by the running of the statutes of repose and/or statute of limitations. Dryvit and several other manufacturers' appealed the trial court's decision. The Appellate Court has agreed to review the manufacturers' appeal and issued a Writ of Prohibition effectively staying the trial court action. The Appellate decision is expected by the end of the 1998 calendar year.

                  Also as previously reported, on August 11, 1997, Judge Britt of the U.S. District Court for the Eastern District of North Carolina, issued an order in the multi-district litigation proceeding styled In Re Stucco Litigation denying plaintiffs' attempts to certify a national class comprised of owners of single family and multi-family residences clad with EIFS. Judge Britt's opinion cited, inter alia, the role of various third parties, including builders, contractors, architects, subcontractors and window manufacturers, as it relates to liability, causation and comparative fault determinations as well as contribution and indemnity considerations.

                  One of Dryvit's co-defendants in Ruff, Senergy, Inc. and its affiliate Thoro ("Senergy"), has entered into a tentative settlement agreement with plaintiffs. The agreement, which has not been approved by the court, contemplates the certification, for settlement purposes only, of a nationwide class comprised of owners of single and multi-family residences clad with a Senergy EIFS and the establishment of a settlement fund to cover eligible repair claims. The settlement has received preliminary approval by the court and a formal fairness hearing is scheduled for September 11, 1998. The Senergy settlement is not expected to prejudice Dryvit's defense of the Ruff case or its arguments on appeal.

                  There have been two attempted state class actions filed in Georgia. The first filed, Hardy, et al v. Dryvit Systems, Inc. et al, seeks to certify a class comprised of owners of single family and multi-family residences clad with EIFS constructed since 1969. Oral argument for class certification is scheduled for September 22, 1998. Dryvit and the other EIFS manufacturers have filed third party complaints against various third parties which underscores the inappropriateness of this case for class certification. If the court does certify a class action against the EIFS manufacturers, the manufacturers will ask the court to certify a class of defendants comprised of builders, sub-contractors and window manufacturers. Based on the presence of third parties and Judge Britt's decision in In Re Stucco, the EIFS manufacturers are confident class certification will be defeated.

                  The other attempted class action in Georgia, Stein v. Dryvit Systems, Inc. seeks to certify a class comprised of owners of all structures (both residential and commercial) clad with a Dryvit EIFS constructed since 1969. Dryvit has attempted to remove the case to federal court under Judge Britt as part of the MDL proceeding. Since Judge Britt has already denied an attempted national class in In Re Stucco Litigation, and those same issues are present in Stein, Dryvit is confident that if the case remains in federal court, Judge Britt would deny class certification.

                  Dryvit was recently named as a defendant in three additional attempted state class actions relating to EIFS including two virtually identical class action cases filed in Alabama. The Alabama cases seek to certify a class comprised of all owners of single family and multi-family residences completed since 1969 and a class comprised of builders and other third-parties. The other attempted class action filed in Texas seeks to establish a class comprised of owners of all types of structures clad with EIFS since 1969. Dryvit intends to vigorously contest class certification and liability in all three cases.

                  Dryvit and other parties (contractors, architects, distributors, EIFS applicators, roofers, sealant suppliers, sealant contractors and window manufacturers) have been named in approximately 200 additional homeowner lawsuits. The overwhelming majority of these suits have been filed in North Carolina by individual homeowners who either have opted out of the Ruff class action or have filed complaints against their builder, which then brings a third-party action against Dryvit. The two other states with the largest number of homeowner lawsuits are Alabama and South Carolina.

                  Dryvit's insurers, excluding First Colonial Insurance Company, the Company's wholly-owned subsidiary ("First Colonial"), are currently paying Dryvit's defense costs in the class actions and the individual lawsuits involving structures that were built during or prior to their insurance coverage periods. In addition, these insurance carriers have been regularly funding settlement of these individual homeowner cases when appropriate. In the fiscal year ending May 31, 1998, Dryvit's insurance carriers funded the settlement of over 40 cases. Dryvit and its insurance carriers, including First Colonial, are parties to three declaratory judgment actions pending in Rhode Island, New York and California. The Rhode Island and New York actions have been stayed in favor of the more complete and earlier filed California action. Dryvit was recently awarded summary judgment on the issue of defense costs against one of its insurers. The trial court ruled that there was a duty to defend Dryvit in the class action litigation and related matters. Dryvit firmly believes that the damages being sought by the plaintiffs' in the EIFS litigation are covered under existing insurance policies and that it has adequate insurance coverage. The Company believes that the ultimate resolution of these cases will not have a material adverse effect on the Company's financial position or results of operations.

                  Mohawk and Westfield.
                  ---------------------

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, Mohawk Finishing Products, Inc. ("Mohawk") and Westfield Coatings Corporation ("Westfield"), both wholly-owned subsidiaries of the Company, were notified by the EPA of their status as PRPs under CERCLA with respect to environmental contamination at the Solvents Recovery of New England Site (the "SRS Site") located in Southington, Connecticut. Since June 1992, the EPA has notified approximately 1,300 entities as PRPs in connection with the SRS Site. The EPA alleges Mohawk and Westfield have contributed 459,570 gallons of hazardous substances out of the approximately 51,383,013 gallons identified as having been shipped by non-deminimus PRPs. The PRPs have not as yet agreed to any final allocation formula, whether based on volume or otherwise. The EPA has completed an early de minimis settlement with almost 1,000 PRPs who had sent less than 10,000 gallons to the SRS Site. Neither Mohawk nor Westfield qualified for that settlement. To date, the EPA and the State of Connecticut have expended in excess of $5 million in connection with the SRS Site but the EPA has not yet selected the final remedial action. Several hundred PRPs, including Mohawk and Westfield, have consented to administrative orders to perform non-time critical removal actions to contain contaminated water in the aquifer at the SRS Site and to perform both the Remedial Investigation and Feasibility Study. It is not possible at this time to determine whether Mohawk and Westfield will be eligible to participate in any subsequent de-minimus settlement nor is it possible to quantify what, if any, liability share these companies may have for further remediation.

                  In January 1994, the EPA notified Westfield of its status as one of approximately 300 PRPs at the Old Southington Landfill Superfund Site (the "Landfill") on the basis that process wastes from the SRS Site were sent to the Landfill prior to October 1967. In September 1994, the EPA issued a Record of Decision which selected a source control remedy that consisted of installation of a cap on the Landfill together with a gas collection system at an estimated cost of $16.1 million. The EPA has deferred to a second operable unit the issue of whether to actively remediate groundwater at the Landfill, but is insisting that certain groundwater studies be performed which will likely cost several million dollars. Westfield recently entered into a consent decree with the United States and the State of Connecticut which resolves the Company's liability for the First Operable Unit. Upon entry of the consent decree by the federal district court in Connecticut, Westfield will be obligated to contribute $26,476.21 to settle its liability for the First Operable Unit. It is expected that additional settlement discussions between the PRPs and the United States and the State of Connecticut will commence later in the summer in an effort to try to settle the remaining issues at OSL. It is not possible at present to determine what, if any, liability share of the remaining response costs at OSL might be assigned to Westfield.

                  The Company believes that the ultimate resolution of the SRS Site and the Landfill matters will not have a material adverse effect on the Company's financial position or results of operations.

                  Rust-Oleum.
                  -----------

                  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, in November 1979, the EPA commenced an action captioned United States of America vs. Midwest Solvent Recovery, Inc., et al.; United States District Court for the Northern District of Indiana, Eastern Division; Civil No. H-79-556, pertaining to pollution allegedly occurring at and around real property located at 7400 West Fifteenth Street, Gary, Indiana ("MIDCO I") and 5900 Industrial Highway, Gary, Indiana ("MIDCO II") (collectively, the "MIDCO Sites"). The Complaint was subsequently amended in January 1984 to join Rust-Oleum Corporation, a wholly-owned subsidiary of the Company ("Rust-Oleum"), and other entities as additional defendants. Rust-Oleum, one of approximately 130 identified PRPs, is alleged to be associated with the MIDCO Sites as a consequence of disposal of waste originating at its former Evanston, Illinois plant in the mid-1970's. The Court approved a Consent Decree in June 1992 under which Rust-Oleum entered into a Settlement Agreement with the other settling PRPs for the voluntary cleanup of the MIDCO Sites consistent with the EPA Record of Decision. All surface hazardous wastes have been removed from the MIDCO Sites and cleanup is now in the groundwater remediation stage. Remediation should be complete by the year 2002, with monitoring continuing for an undetermined period. Total remediation and monitoring costs are currently estimated to be $35 million. Included in the Consent Decree is an Agreement between the Settling PRPs, including Rust-Oleum, and third parties who had been sued for contribution by the generator PRPs, providing for payment by the third parties of their fair share of the MIDCO Sites remedial and response costs. Third party funds have been placed into the MIDCO Trust Fund, which has been created to fund the MIDCO Site remedial actions. Rust-Oleum, as a settling PRP, has provided financial assurance for its share of the cleanup costs in the form of a Letter of Credit.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.

ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT*.

                  The name, age and positions of each executive officer of the Company as of August 18, 1998 are as follows:

Name                           Age               Position and Offices with the Company
----                           ---               -------------------------------------
Thomas C. Sullivan             61        Chairman of the Board and Chief Executive Officer
James A. Karman                61        President
John H. Morris, Jr.            56        Executive Vice President
Frank C. Sullivan              37        Executive Vice President and Chief Financial Officer
Kenneth M. Evans               56        Executive Vice President
Richard E. Klar                65        Vice President
P. Kelly Tompkins              41        Vice President, General Counsel and Secretary
David P. Reif III              45        Vice President - Corporate Finance
Glenn R. Hasman                44        Vice President - Financial Operations
Charles G. Pauli               55        Vice President - Technology
Charles R. Brush               62        Vice President - Environmental Affairs
Keith R. Smiley                36        Treasurer

-----------------------

     * Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                  Thomas C. Sullivan has been Chairman of the Board and Chief Executive Officer of the Company since October 1971. From June 1971 through September 1978, Mr. Sullivan served as President and, prior thereto, as Executive Vice President of the Company. Mr. Sullivan's employment with the Company commenced in 1961, and he has been a Director since 1963. Mr. Sullivan is employed as Chairman and Chief Executive Officer under an employment agreement for a four-year period ending May 31, 2002. Mr. Sullivan is the father of Frank C. Sullivan, Executive Vice President and Chief Financial Officer of the Company.

                  James A. Karman has been President and Chief Operating Officer since September 1978. From October 1982 to October 1993, Mr. Karman also was the Chief Financial Officer of the Company. From October 1973 through September 1978, Mr. Karman served as Executive Vice President, Secretary and Treasurer, and, prior thereto, as Vice President-Finance and Treasurer of the Company. Mr. Karman's employment with the Company commenced in 1963, and he has been a Director since 1963. Mr. Karman is employed as President and Chief Operating Officer under an employment agreement for a four-year period ending May 31, 2002.

                  John H. Morris has been Executive Vice President since January 1981. Prior to that time, he was Corporate Vice President of the Company, having been elected to that position in September 1977. Mr. Morris was elected a Director of the Company in 1981. Mr. Morris is employed as Executive Vice President under an employment agreement for a period ending July 31, 1999.

                  Frank C. Sullivan was elected Executive Vice President in October 1995 and has been the Chief Financial Officer of the Company since October 1993. Mr. Sullivan served as a Vice President from October 1991 to October 1995. Prior thereto, he served as Director of Corporate Development of the Company from February 1989 to October 1991. Mr. Sullivan served as Regional Sales Manager, from February 1988 to February 1989, and as a Technical Service Representative, from February 1987 to February 1988, of AGR Company, an Ohio General Partnership formerly owned by the Company which was merged into Tremco. Prior thereto, Mr. Sullivan was employed by First Union National Bank from 1985 to 1986 and Harris Bank from 1983 to 1985. Mr. Sullivan is employed as Executive Vice President and Chief Financial Officer under an employment agreement for a period ending July 31, 1999. Mr. Sullivan is the son of Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer of the Company.

                  Kenneth M. Evans was elected Executive Vice President in April 1998. From 1991 to 1996, Mr. Evans served as President, Chief Executive Officer and Director of Armorall Products Corp. Prior to 1991, Mr. Evans was employed in a variety of positions at The Sherwin-Williams Company, Thompson & Formby, Inc. and Kodak, Home Care Products Group. Mr. Evans is employed as Executive Vice President under an employment agreement for a period ending July 31, 1999.

                  Richard E. Klar was elected Vice President in October 1981 and was Treasurer from July 1980 to February 1997. In February 1997, Mr. Klar was also named Chief Financial Officer of Tremco Incorporated, a wholly-owned subsidiary which was acquired by the Company in February 1997. He served as Chief Accounting Officer from July 1980 to October 1990. From 1979 to 1980 Mr. Klar was Treasurer of Mameco International, Inc., a wholly-owned subsidiary which was acquired by the Company in February 1979 and later merged into Tremco. Prior to 1979, Mr. Klar served as Mameco's Controller. Mr. Klar is employed as Vice President under an employment agreement for a period ending October 31, 1998.

                  P. Kelly Tompkins was elected Vice President, General Counsel and Secretary effective June 1, 1998. From June 1996 to June 1998, Mr. Tompkins served as Assistant General Counsel. From 1987 to 1995, Mr. Tompkins was employed by Reliance Electric Company in various positions including Director of Corporate Development, Director of Investor Relations and Senior Corporate Counsel. From 1985 to 1987, Mr. Tompkins was employed by Exxon Corporation. Mr. Tompkins is employed as Vice President, General Counsel and Secretary under an employment agreement for a period ending July 31, 1999.

                  David P. Reif III has served as Vice President-Corporate Finance since February 5, 1998. From 1986 to February 1998, Mr. Reif served as Chief Financial Officer of Stonhard, Inc., a wholly owned subsidiary of the Company. From 1991 to February 1998, Mr. Reif also served as an Executive Vice President of Stonhard. From 1978 to 1985, Mr. Reif was controller of Penn Virginia Inc., and from 1975 to 1978, Mr. Reif was employed by KPMG Peat Marwick. Mr. Reif is employed as Vice President-Corporate Finance under an employment agreement for a period ending July 31, 1999.

                  Glenn R. Hasman has served as Vice President-Financial Operations since October 1993. From July 1990 to October 1993, Mr. Hasman served as Controller. From September 1982 through July 1990, Mr. Hasman served in a variety of management capacities, most recently Vice President-Operations and Finance, Chief Financial Officer and Treasurer, of Proko Industries, Inc., a former wholly-owned subsidiary of the Company. From 1979 to 1982, Mr. Hasman served as RPM's Director of Internal Audit and from 1976 to 1979 he was associated with Ciulla, Smith & Dale, LLP, independent accountants. Mr. Hasman is employed as Vice President-Financial Operations under an employment agreement for a period ending July 31, 1999.

                  Charles G. Pauli has served as Vice President-Technology since February 5, 1998. Mr. Pauli also has served as President of Kop-Coat, Inc., a wholly owned subsidiary of the Company since 1988.

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

                                     PART II

ITEM 5.           MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

                  RPM Common Shares, without par value, began trading on the New York Stock Exchange under the symbol RPM on June 9, 1998. Prior to June 9, 1998, RPM Common Shares were traded on the Nasdaq National Market. The high and low sales prices for the Common Shares, and the cash and stock dividends paid on the Common Shares, for each quarter of the two most recent fiscal years is set forth in the table below.

                              RANGE OF SALES PRICES AND DIVIDENDS PAID*
                              -----------------------------------------

                                                                               Dividends Paid
                           Fiscal 1998          High                Low             Per Share
                           -----------          ----                ---             ---------
                           1st Quarter     $ 16-13/16          $ 14-1/8               $ 0.104
                           2nd Quarter       16-13/16            14-15/16               0.112
                           3rd Quarter       17-1/4              15                     0.112
                           4th Quarter       18                  15-11/16               0.112

                                                                               Dividends Paid
                           Fiscal 1997          High                Low             Per Share
                           -----------          ----                ---             ---------
                           1st Quarter     $ 13-5/16            $ 11-1/2                $0.096
                           2nd Quarter        14-5/8              12-5/8                0.104
                           3rd Quarter        15-1/16             13-3/8                0.104
                           4th Quarter        15-3/8              12-1/2                0.104


--------------------

* High and low sale prices and dividends paid per share have been adjusted to account for the
5-for-4 stock dividend issued on December 8, 1997, to holders of record on November 17, 1997.

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

                  The number of holders of record of RPM Common Shares as of August 18, 1998 was approximately 46,510.

RECENT SALES OF UNREGISTERED SECURITIES

         On March 31, 1998, in connection with the purchase by RPM and its wholly owned subsidiary, RPM of Nevada, Inc., of all of the stock of Flecto International Supply, Inc., a Nevada corporation ("Flecto Supply"), as part of the larger acquisition of The Flecto Company, Inc., and its affiliates, the Company issued 1,812,500 Common Shares, valued at $16.00 per share, to John E. Vetterli, the sole shareholder of Flecto Supply, as consideration for the purchase price. Registration under the Securities Act of 1933 was not effected with respect to the transaction described above in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 6.           SELECTED FINANCIAL DATA.

                  The following table sets forth selected consolidated financial data of the Company for each of the five years during the period ended May 31, 1998. The data was derived from the annual Consolidated Financial Statements of the Company which have been audited by Ciulla, Smith & Dale, LLP, independent accountants.

                                                 FISCAL YEARS ENDED MAY 31,
                                                 --------------------------
                                                 1998             1997             1996             1995            1994
                                                 ----             ----             ----             ----            ----
(Amounts  in  thousands,  except per share
and percentage data)

Net sales                                         $1,615,274      $1,350,537       $1,136,396       $1,030,736       $825,292
 Income before income taxes                          149,556         135,728          119,886          108,492         89,207
Net income                                            87,837          78,315           68,929           62,616         53,753
Return on sales %                                        5.4             5.8              6.1              6.1            6.5
Basic earnings per share                                0.89            0.81             0.72             0.68           0.59
Diluted earnings per share                              0.84            0.76             0.69             0.65           0.57
Shareholders' equity                                 587,058         493,296          445,833          350,469        316,444
Shareholders' equity per share                          5.76            5.07             4.68             3.83           3.49
Return on shareholders' equity %                        16.6            16.7             17.3             18.8           19.2
Average shares outstanding                            98,527          97,285           95,208           91,571         90,726
Cash dividends paid                                   43,474          39,746           35,597           31,259         27,949
Cash dividends per share                               0.440           0.408            0.378            0.352          0.326
Retained earnings                                    314,911         270,465          231,896          199,527        169,687
Working capital                                      386,705         478,535          275,722          271,635        231,684
Total assets                                       1,683,279       1,633,228        1,155,076          965,523        665,966
Long-term debt                                       715,689         784,439          447,654          407,041        233,969
Depreciation and amortization                         57,009          51,145           42,562           37,123         26,050

---------------
All per share data has been restated to reflect the 5-for-4 stock dividend on December 8, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  The information required by this item is set forth at pages 22 through 24 of the 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  Not Applicable

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The information required by this item is set forth at pages 25 through 35 of the 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Information required by this item as to the Directors of the Company appearing under the caption "Election of Directors" in the Company's 1998 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to
Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 1998 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION.

                  The information required by this item is set forth in the 1998 Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  The information required by this item is set forth in the 1998 Proxy Statement under the heading "Share Ownership of Principal Holders and Management," which information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required by this item is set forth in the 1998 Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

(a) The following documents are filed as part of this 1998 Annual Report on Form 10-K:

         1. FINANCIAL STATEMENTS. The following consolidated financial statements of the Company and its subsidiaries and the report of independent auditors thereon, included in the 1998 Annual Report to Shareholders on pages 25 through 35, are incorporated by reference in Item 8:

         Independent Auditors' Report

         Consolidated Balance Sheets -
         May 31, 1998 and 1997

         Consolidated Statements of Income -
         years ended May 31, 1998, 1997 and 1996

         Consolidated Statements of Shareholders'
         Equity - years ended May 31, 1998, 1997
         and 1996

         Consolidated Statements of Cash Flows -
         years ended May 31, 1998, 1997 and 1996

         Notes to Consolidated Financial
         Statements (including Unaudited Quarterly
         Financial Information)

         2. FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of independent auditors thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the 1998 Annual Report to Shareholders:

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

3.       Exhibits.
         --------

                  See the Index to Exhibits at page E-1 of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K.
         -------------------
                  The Company filed a Current Report on Form 8-K, dated March 31, 1998, during the fourth fiscal quarter, to report the Company's acquisition of The Flecto Company, Inc. and affiliates.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    RPM, INC.

Date:  August 27, 1998                        By:   /s/ Thomas C. Sullivan
                                                    ----------------------
                                                    Thomas C. Sullivan
                                                    Chairman of the Board and
                                                    Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title
-------------------

                                                              Chairman of the Board of
/s/ Thomas C. Sullivan                                        Directors and Chief Executive
-----------------------------                                 Officer (Principal Executive Officer)
Thomas C. Sullivan


/s/ James A. Karman                                           President and Chief Operating
-----------------------------                                 Officer and a Director
James A. Karman


/s/ Frank C. Sullivan                                         Executive Vice President and Chief
-----------------------------                                 Financial Officer (Principal
Frank C. Sullivan                                             Financial Officer) and a Director

/s/ Glenn R. Hasman                                           Vice President-Financial Operations
-----------------------------                                 (Principal Accounting Officer)
Glenn R. Hasman


/s/ Max D. Amstutz                                            Director
-----------------------------
Max D. Amstutz


/s/ Edward B. Brandon                                         Director
-----------------------------
Edward B. Brandon

/s/ Lorrie Gustin                                             Director
-----------------------------
Lorrie Gustin


/s/ E. Bradley Jones                                          Director
-----------------------------
E. Bradley Jones


/s/ Donald K. Miller                                          Director
-----------------------------
Donald K. Miller


/s/ John H. Morris, Jr.                                       Executive Vice President
-----------------------------                                 and a Director
John H. Morris, Jr.


/s/ Kevin O'Donnell                                           Director
-----------------------------
Kevin O'Donnell


/s/ William A. Papenbrock                                     Director
-----------------------------
William A. Papenbrock


/s/ Albert B. Ratner                                          Director
-----------------------------
Albert B. Ratner




Date:  August 27, 1998

                                    RPM, INC.

                                  EXHIBIT INDEX


        EXHIBIT NO.     DESCRIPTION
        -----------     -----------

            3.1 Amended Articles of Incorporation, as amended, which is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
            3.2 Amended Code of Regulations, which is incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
            4.1 Specimen Certificate of Common Shares, without par value, of RPM, Inc.
            4.2 Specimen Note Certificate for 7.0% Senior Notes Due 2005, which is incorporated herein by reference to
                        Exhibit 4.3 to the Company's Registration Statement on Form S-4 as filed with the Commission on August 3, 1995.
            4.3         Specimen Note Certificate of Liquid Asset Notes With
                        Coupon Exchange ("LANCEs(SM)") Due 2008.
            4.5         Indenture, dated as of June 1, 1995, between RPM, Inc.
                        and The First National Bank of Chicago, as trustee, with respect to the 7.0% Senior Notes Due 2005, which is incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 as filed with the Commission on August 3, 1995.
            4.6 First Supplemental Indenture, dated as of March 5, 1998 to the Indenture dated as of June 1, 1995, between RPM, Inc. and The First National Bank of Chicago, as trustee, with respect to the Liquid Asset Notes with Coupon Exchange ("LANCEs(SM)") due 2008.
            *10.1 Amended Employment Agreement, dated as of July 22, 1981, by and between RPM, Inc. and Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer, which is incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
            *10.1.1 Amendment to Amended Employment Agreement, dated as of July 15, 1998, by and between RPM, Inc. and Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer.
            *10.2 Amended Employment Agreement, dated as of July 22, 1981, by and between RPM, Inc. and James A. Karman, President and Chief Operating Officer, which is incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

        EXHIBIT NO.     DESCRIPTION
        -----------     -----------

            *10.2.1     Amendment to Amended Employment Agreement, dated as of
                        July 15, 1998, by and between RPM, Inc. and James A.
                        Karman, President and Chief Operating Officer.
            *10.3       Employment Agreement, dated as of July 15, 1992, by and
                        between RPM, Inc. and Frank C. Sullivan, Executive Vice
                        President and Chief Financial Officer, which is
                        incorporated herein by reference to Exhibit 10.3 to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended May 31, 1997.
            *10.4       Form of Employment Agreement entered into by and between
                        RPM, Inc. and each of John H. Morris, Jr., Executive
                        Vice President, Kenneth M. Evans, Executive Vice
                        President, Richard E. Klar, Vice President, P. Kelly
                        Tompkins, Vice President, General Counsel and Secretary,
                        David P. Reif III, Vice President-Corporate Finance, and
                        Glenn R. Hasman, Vice President - Financial Operations,
                        which is incorporated herein by reference to Exhibit
                        10.4 to the Company's Annual Report on Form 10-K for the
                        fiscal year ended May 31, 1996.
            *10.4.1     Form of Amendments to Employment Agreements, dated as of
                        July 15, 1998, by and between RPM, Inc. and each of John
                        H. Morris, Jr., Executive Vice President, David P. Reif
                        III, Vice President-Corporate Finance, Glenn R. Hasman,
                        Vice President - Financial Operations, and Frank C.
                        Sullivan, Executive Vice President and Chief Financial
                        Officer.
            *10.4.2     Amendment to Amended Employment Agreement, dated as of
                        July 15, 1998, by and between RPM, Inc. and Richard E.
                        Klar, Vice President.
            *10.5       RPM, Inc. 1979 Stock Option Plan, as amended, and form
                        of Stock Option Agreements used in connection therewith,
                        which is incorporated herein by reference to Exhibit
                        10.5 to the Company's Annual Report on Form 10-K for the
                        fiscal year ended May 31, 1996.
            *10.6       RPM, Inc. 1989 Stock Option Plan, as amended, and form
                        of Stock Option Agreements to be used in connection
                        therewith, which is incorporated herein by reference to
                        Exhibit 10.6 to the Company's Annual Report on Form 10-K
                        for the fiscal year ended May 31, 1996.
            *10.7       RPM, Inc. 1996 Stock Option Plan, and form of Stock
                        Option Agreement to be used in connection therewith,
                        which is incorporated herein by reference to Exhibit
                        10.7 to the Company's Annual Report on Form 10-K for the
                        fiscal year ended May 31, 1997.
            *10.7.1     Amendment No. 1 to RPM, Inc. 1996 Stock Option Plan.
            *10.8       RPM, Inc. Retirement Savings Trust and Plan, as amended,
                        which is incorporated herein by reference to Exhibit
                        10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
            *10.9       RPM, Inc. Benefit Restoration Plan, which is
                        incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

        EXHIBIT NO.     DESCRIPTION
        -----------     -----------

            *10.10 RPM, Inc. Board of Directors' Deferred Compensation Agreement, as amended and restated, which is incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.
            *10.11 RPM, Inc. Deferred Compensation Plan for Key Employees, which is incorporated herein by reference to Exhibit
                        10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.
            *10.12 RPM, Inc. Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
            *10.13 RPM, Inc. 1997 Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith, which is incorporated by reference to Exhibit
                        10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997.
            *10.14 Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers, which is incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
            10.15 Credit Agreement, dated as of February 3, 1997, between the Company, the Banks identified on the Signature Pages thereto, National City Bank as Documentation Agent, and the Chase Manhattan Bank as Administrative Agent, which is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1997.
            11.1        Computation of Net Income per Common Share.
            13.1 Financial Statements contained in 1998 Annual Report to Shareholders.
            21.1        Subsidiaries of the Company.
            23.1        Consent of Independent Certified Public Accountants.
            27.1        Financial Data Schedule.

------------------------------

     *Management contract or compensatory plan or arrangement identified pursuant to Item 14(c) of this Form 10-K.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE




To The Board of Directors and
  Shareholders
RPM, Inc. and Subsidiaries
Medina, Ohio




The audits referred to in our report to the Board of Directors and Shareholders of RPM, Inc. and Subsidiaries dated July 3, 1998, relating to the consolidated financial statements of RPM, Inc. and Subsidiaries included the audit of the schedule listed under Item 14 of Form 10-K for each of the three years in the period ended May 31, 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.




/s/ Ciulla Smith & Dale LLP
Ciulla, Smith & Dale, LLP

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


                                                               Additions
                                                               Charged To
                                                  Balance at   Selling and                                      Balance at
                                                  Beginning    General and                                          End
                                                  Of Period   Administrative    Acquisitions    Deductions       Of Period
                                                  ---------   --------------    ------------    ----------       ---------
Year Ended May 31, 1998
     Allowance for doubtful accounts             $    12,006     $     5,930      $      642    $  5,860 (1)   $     12,718
                                                 ===========     ===========      ==========    ========       ============
     Accrued loss reserves - Current                  37,699          14,545                       8,912 (2)         43,332
                                                      ======          ======        ========       =====             ======
     Accrued warranty reserves - Long-term            17,762          17,266                       4,422 (2)         30,606
                                                      ======          ======        ========       =====             ======

Year Ended May 31, 1997
     Allowance for doubtful accounts            $      9,993     $     4,701      $    1,620    $  4,308 (1)    $    12,006
                                                ============     ===========      ==========    ========        ===========
     Accrued loss reserves - Current                  33,731          14,353           4,908      15,293 (2)         37,699
                                                      ======          ======           =====      ======             ======
     Accrued warranty reserves - Long-term               768           1,755          16,040         801 (2)         17,762
                                                         ===           =====          ======         ===             ======

Year Ended May 31, 1996
     Allowance for doubtful accounts            $      9,813     $     3,448      $      721    $  3,989 (1)   $      9,993
                                                ============     ===========      ==========    ========       ============
     Accrued loss reserves - Current                  23,897          12,771           9,096      12,033 (2)         33,731
                                                      ======          ======           =====      ======             ======
     Accrued warranty reserves - Long-Term               755             915                         902 (2)            768
                                                         ===             ===          ======         ===                ===

(1)      Uncollectible accounts written off, net of recoveries
(2)      Primarily claims paid during the year