Form 10-Q
period 1998-08-31
RPM INC/OH/
filed 1998-10-15
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 1998 or
                ----------------------------------------------

-- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _____________.

Commission File No. 0-5132
                    ------

                                    RPM, INC.
--------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)


                Ohio                                      34-6550857
-----------------------------------     ----------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 777;  2628 Pearl Road; Medina, Ohio                 44258
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number including area code        (330) 273-5090
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

                                                               Yes   x    No
                                                                   -----

         As of October 7, 1998, 110,584,229 RPM, Inc. Common Shares were outstanding.

                            RPM INC. AND SUBSIDIARIES
                            -------------------------


                                      INDEX
                                      -----

PART I. FINANCIAL INFORMATION                                Page No.
-----------------------------                                --------

Consolidated Balance Sheets
    August 31, 1998 and May 31, 1997                             3


Consolidated Statements of Income
    Three Months Ended August 31, 1998 and 1997                  4


Consolidated Statements of Cash Flows
   Three Months Ended August 31, 1998 and 1997                   5


Notes to Consolidated Financial Statements                       6


Managements Discussion and Analysis of Results
   Of Operations and Financial Condition                         8

PART II. OTHER INFORMATION                                      12
--------------------------

                        PART I. FINANCIAL INFORMATION

                        ITEM 1. FINANCIAL STATEMENTS


                                  RPM, INC. AND SUBSIDIARIES
                                  --------------------------
                                 CONSOLIDATED BALANCE SHEETS
                                 ---------------------------
                                         (Unaudited)
                          (In thousands, except per share amounts)

                         ASSETS
                         ------

                                                         August 31, 1998      May 31, 1998
                                                         ---------------      ------------

Current Assets
  Cash and short-term investments                               $48,519          $40,783
  Trade accounts receivable (less allowance for doubtful
    accounts $13,120 and $12,718)                               335,296          332,944
  Inventories                                                   240,300          243,249
  Prepaid expenses and other current assets                      61,877           55,498
                                                         ---------------      ------------
    Total current assets                                        685,992          672,474
                                                         ---------------      ------------

Property, Plant and Equipment, At Cost                          525,061          515,910
  Less: accumulated depreciation and amortization               214,868          210,013
                                                         ---------------      ------------
    Property, plant and equipment, net                          310,193          305,897
                                                         ---------------      ------------

Other Assets
  Costs of businesses over net assets acquired, net of am       432,282          423,304
  Intangible assets, net of amortization                        231,385          232,614
  Equity in unconsolidated affiliates                            18,682           20,536
  Other                                                          27,016           28,454
                                                         ---------------      ------------
    Total other assets                                          709,365          704,908
                                                         ---------------      ------------

Total Assets                                                 $1,705,550       $1,683,279
                                                         ===============      ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current Liabilities
  Current portion of long term debt                              $4,563           $6,316
  Accounts payable                                              109,242          119,882
  Accrued compensation and benefits                              46,051           52,941
  Accrued loss reserves                                          40,619           43,332
  Other accrued liabilities                                      49,524           51,383
   Income taxes payable                                          24,811           11,915
                                                         ---------------      ------------
    Total current liabilities                                   274,810          285,769
                                                         ---------------      ------------

Long-term Liabilities
  Long-term debt, less current maturities                       571,723          715,689
  Deferred income taxes                                          58,424           58,059
  Other long-term liabilities                                    57,610           56,704
                                                         ---------------      ------------
    Total long-term liabilities                                 687,757          830,452
                                                         ---------------      ------------

Shareholders' Equity
  Common shares,  stated value $.015 per share;
    authorized 200,000,000 shares;
    issued and outstanding 110,518,000
    and 100,254,000 shares, respectively                          1,609            1,460
  Paid-in capital                                               422,668          264,508
  Retained earnings                                             334,498          314,911
  Accumulated other comprehensive income:
       Cumulative translation adjustment                        (15,792)         (13,821)
                                                         ---------------      ------------
            Total shareholders' equity                          742,983          567,058
                                                         ---------------      ------------

Total Liabilities And Shareholders' Equity                   $1,705,550       $1,683,279
                                                         ===============      ============


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
                              --------------------------
                         CONSOLIDATED STATEMENTS OF INCOME
                         ---------------------------------
                                    (Unaudited)

                     (In thousands, except per share amounts)


                                                    Three Months Ended  August 31,
                                                   --------------------------------
                                                        1998              1997
                                                   --------------    --------------
                                                                        Restated *

Net Sales                                                $448,132          $415,053

Cost of Sales                                             243,730           227,952
                                                   --------------    --------------

Gross Profit                                              204,402           187,101

Selling, General and Administrative Expenses              141,280           128,147

Interest Expense, Net                                       9,748             9,935
                                                   --------------    --------------

Income Before Income Taxes                                 53,374            49,019

Provision for Income Taxes                                 22,150            20,833
                                                   --------------    --------------

Net Income                                                $31,224           $28,186
                                                   ==============    ==============




Basic earnings per common share                             $0.30             $0.29
                                                   ==============    ==============


Diluted earnings per common share                           $0.29             $0.27
                                                   ==============    ==============


Dividends per common share                                 $0.112            $0.104
                                                   ==============    ==============

* Data for August 31, 1997 has been restated to reflect a 25% stock dividend issued December 8, 1997.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   RPM, INC. AND SUBSIDIARIES                                      5
                                   --------------------------
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               -------------------------------------
                                            (Unaudited)

                             (In thousands, except per share amounts)



                                                                   Three Months Ended August 31,
                                                                ---------------------------------

                                                                      1998               1997
                                                                --------------     --------------

Cash Flows From Operating Activities:
  Net Income                                                           $31,224            $28,186
  Depreciation and amortization                                         14,273             13,090
  Items not affecting cash and other                                    (2,201)            (2,914)
  Changes in operating working capital                                 (10,297)            (8,983)
                                                                --------------     --------------

                                                                        32,999             29,379
                                                                --------------     --------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                   (8,166)            (6,506)
  Sale of business assets, net of cash transferred                          --            130,809
  Acquisition of new businesses, net of cash                           (20,388)                --
                                                                --------------     --------------

                                                                       (28,554)           124,303
                                                                --------------     --------------


Cash Flows From Financing Activities:
  Proceeds from stock option exercises                                   1,267                338
  Increase (decrease) in debt                                           13,661           (137,517)
  Dividends                                                            (11,637)           (10,201)
                                                                --------------     --------------

                                                                         3,291           (147,380)
                                                                --------------     --------------


Net Increase (Decrease) in Cash                                          7,736              6,302


Cash at Beginning of Period                                             40,783             37,442
                                                                --------------     --------------


Cash at End of Period                                                  $48,519            $43,744
                                                                ==============     ==============




Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------


Conversion of Debt to Equity                                          $157,042                 --

Interest accreted on LYONs                                              $1,696             $2,351



The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                               6
                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1998
                                   (Unaudited)
                    (In thousands, except per share amounts)

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three months ended August 31, 1998. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1998.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE B - INVENTORIES
--------------------

Inventories were composed of the following major classes:


                                            August 31,          May 31,
                                             1998(1)             1998
                                            --------           --------

         Raw material and supplies          $ 76,237           $ 77,173
         Finished goods                      164,063            166,076
                                            --------           --------
                                            $240,300           $243,249
                                            ========           ========

(1)  Estimated, based on components at May 31, 1998

NOTE C - ACQUISITIONS
---------------------

   On March 31, 1998, the Company acquired all the outstanding shares of the Flecto Company, Inc. Flecto, headquartered in Oakland, California, is a leading manufacturer of wood finishes and wood finishing equipment for the retail do-it-yourself wood and floor finishing markets.

   This acquisition as well as several small product line acquisitions have been accounted for by the purchase method of accounting. The following data summarizes, on an unaudited pro-forma basis, the combined results of operations of the companies for the three months ended August 31, 1997. The pro-forma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies.


                                                    Three Months Ended
                                                      August 31, 1997
                                                      ---------------

         Net Sales                                       $426,601
                                                         ========
         Net Income                                      $ 28,369
                                                         ========
         Basic earnings per common share                   $.28
                                                           ====
         Diluted earnings per common share                 $.26
                                                           ====

                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1998
                                   (Unaudited)
                    (In thousands, except per share amounts)


NOTE D - COMPREHENSIVE INCOME
-----------------------------

As of June 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or shareholders' equity. The August 31, 1998 and May 31, 1998 financial statements have been reclassified to conform to the requirements of SFAS No. 130.

This statement requires other comprehensive income to include foreign currency translation adjustments, currently the Company's only type of other comprehensive income. Accordingly, total comprehensive income, comprised of net income and other comprehensive income, amounted to $29,253 and $23,949 during the first quarter of fiscal years 1999 and 1998, respectively.

ITEM 2.


                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       THREE MONTHS ENDED AUGUST 31, 1998
                       ----------------------------------

RESULTS OF OPERATIONS
---------------------

The Company's sales were ahead 8% and earnings were ahead 11% in the first quarter compared to last year.

Higher unit volume from existing operations generated slightly more than half of the sales increase, slightly favoring the consumer lines over the industrial lines. Prices have been fairly steady from year-to-year. Exchange rate differences had a slight negative effect on sales this year versus last, and with the dollar continuing to strengthen, this trend will most likely continue. The acquisition of Flecto on March 31, 1998, and several smaller acquisitions and joint ventures, generated the balance of the sales growth in the first quarter.

The gross profit margin strengthened to 45.6% from 45.1% a year ago. Flecto's comparatively higher margins account for most of this improvement. Margin improvements at Tremco were also a factor, resulting from the successful restructuring of their operations and continuing purchasing savings from being part of a larger group. The stronger U.S. dollar on goods sourced outside the U.S. has also had a positive impact, plus there were certain volume benefits. These positive effects more than offset certain volume-driven lower margins within the consumer lines.

Selling, general and administrative expenses increased to 31.5% from 30.9% a year ago. The consumer lines, in particular, continue to incur higher freight and handling costs to meet increasing demands from their customers for smaller, more frequent shipments. Existing operations are also continuing their planned increases in promotional and other growth-related spending. Flecto accounts for the remainder of this difference, having proportionately higher costs in this category, along with acquisition related expenses.

Interest expense increased $1.1 million associated with the additional indebtedness incurred to acquire Flecto and other smaller acquisitions, but decreased by $0.6 million as a result of the August 10, 1998 redemption of the Company's convertible debt security (refer to Capital Resources and Liquidity). Debt repayments amounting to $11 million throughout the past year and slightly lower interest rates between years, further reduced interest expense, comparatively.

The tax rate has improved from more favorable tax treatment of the Company's exports from the U.S., proportionately lower state and local taxes and fewer tax disadvantaged losses among foreign countries.

Existing operations generated all of the growth in earnings per share and 80% of the growth in earnings during the first quarter, with the balance from acquisitions.

The Company's earnings per share this quarter were affected by the issuance of common shares in connection with the acquisition of Flecto and the redemption of the Company's convertible debt security. This caused an 11% increase in earnings to compare to a 3% increase in basic earnings per share and a 7% increase in diluted earnings per share. Diluted earnings per share were further impacted by a comparatively lower interest expense add-back related to the redeemed convertible security. All previously reported per share data has been restated to reflect the 25% stock dividend issued December 8, 1997.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       THREE MONTHS ENDED AUGUST 31, 1998
                       ----------------------------------


The Company's foreign sales and results of operations are subject to the impact of foreign currency fluctuations. As most of the Company's foreign operations are in countries with a fairly stable currency, such as the United Kingdom, Belgium and Canada, this effect has not been material. In addition, foreign debt is denominated in the respective foreign currency, thereby eliminating any related translation impact on earnings. If the dollar continues to strengthen, the Company's foreign results of operations will be negatively impacted, but the effect is not expected to be material. The Company does not currently hedge against the risk of exchange rate fluctuations.

The upcoming currency conversion of the member countries of Europe into the Euro will impact the Company's results of operations and financial condition, through pricing differences and country-to-country indebtedness, but these effects are not expected to be material. The Company is planning to convert its European operations to the Euro currency basis effective June 1, 1999.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

CASH PROVIDED FROM OPERATIONS

The Company generated cash from operations of $33 million during the first quarter, compared with $29 million during the first quarter last year, the increase essentially attributable to the growth in earnings. Cash flow from operations continues to be the primary source of financing the Company's internal growth, with limited use of short-term credit.

INVESTING ACTIVITIES

The Company is not capital intensive. Capital expenditures are made primarily to accommodate the Company's continued growth through improved production and distribution efficiencies and capacity, and to enhance administration. Such expenditures generally do not exceed depreciation and amortization in a given year.

The Company has invested $20 million in the acquisition of several smaller businesses and assets this year, net of cash acquired. The Company historically has acquired complementary businesses and this trend is expected to continue.

The Company's captive insurance company invests in and trades marketable securities in the ordinary course of conducting its operations and this activity will continue. Differences between years are primarily attributable to the timing of investments.

FINANCING ACTIVITIES

During the first quarter, $17 million of additional debt was incurred to finance the acquisitions, an additional $2 million was assumed, and $5 million of debt was repaid.

The Company's redemption of its Liquid Yield Option Notes (LYONs) effective August 10, 1998 resulted in a $159 million decrease in long-term debt and a similar increase in shareholders' equity. The Company's

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       THREE MONTHS ENDED AUGUST 31, 1998
                       ----------------------------------


revolving credit facility was used to fund the LYONs securities redeemed for cash in the amount of approximately $32 million. The Company's debt-to-capital ratio has strengthened to 44% as a result of this redemption.

The stronger dollar effect on the Company's foreign net assets has tended to reduce shareholders' equity and this trend could continue if the dollar continues to strengthen, and the growth of net assets continues.

The Company maintains excellent relations with its banks and other financial institutions to further enable the financing of future growth opportunities.

IMPACT OF THE YEAR 2000 ISSUE
-----------------------------

The Year 2000 issue results from date sensitive computer programs that improperly handle dates beyond 1999. This issue will impact virtually every business that relies on a computer, including government agencies, utilities and other basic service providers, which are outside the Company's control. The Company, which is highly decentralized and comprised of multiple autonomous operating companies, is not dependent on one integrated system. If, however, these companies do not become Year 2000 compliant, the Company's operations may be substantially disrupted. Since 1997, the Company (and each of its operating companies) have been addressing their computer systems to become Year 2000 compliant and is now updating the board of directors on a regular basis.

The Company's Year 2000 Task Force is working with its operating companies to ensure that their Year 2000 issues are addressed on a company-wide basis which includes: (1) internal Information Technology ("IT") systems such as any hardware and software used to process daily operational data and information;
(2) non-IT systems or embedded technology such as micro-controllers contained in various manufacturing and lab equipment; and (3) Year 2000 compliance of key suppliers and customers, especially as it relates to electronic data interchange. The Company has utilized both internal and external resources to address these areas.

The Company has made substantial progress toward completion of their Year 2000 remediation work and expects to be Year 2000 compliant on its internal IT systems within this current fiscal year. The Company is still in the early stages of contacting key third parties and assessing its non-IT systems, however it has plans in place to address this area as well. The Company is also in the early stages of determining the scope of appropriate contingency plans for its operating companies. If needed modifications or conversions of IT and non-IT systems are not made on a timely basis, including third party systems, and/or contingency plans not implemented, the Year 2000 issue may have a material adverse impact on the Company's results of operations and, potentially, its financial conditions.

Since 1997, the Company has spent, for Year 2000 compliance efforts, approximately $3,000,000, of which $300,000 was used to remediate existing systems, and $2,700,000 was used towards replacement systems. Many of the replacement systems, which are already Year 2000 compliant, have been installed to help improve business processing. In addition, the Company has budgeted an additional $2,500,000 to complete its Year 2000 compliance efforts, of which $200,000 will be used to remediate existing systems, and $2,300,000 will be used towards replacement systems. The Company's Year 2000

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       THREE MONTHS ENDED AUGUST 31, 1998
                       ----------------------------------


costs do not include time and costs that may be incurred as a result of failure of any third-party not becoming Year 2000 compliant or costs to implement any contingency plans.

The Company's estimated future costs for Year 2000 were made using various assumptions including the continued availability of certain resources, Year 2000 modification plans, implementation success by key third-parties and other factors. Unforeseen changes or developments may occur that could affect the Company's estimates of the amount of time and costs necessary to modify and test its IT and non-IT systems for Year 2000 compliance. These developments include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes.

FORWARD-LOOKING STATEMENTS
--------------------------

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the price and supply of raw materials, particularly titanium dioxide, certain resins, aerosols and solvents; (b) continued growth in demand for the Company's products; (c) risks associated with environmental liability inherent in the nature of a chemical coatings business; (d) the effect of changes in interest rates; (e) the effect of fluctuations in currency exchange rates upon the Company's foreign operations; (f) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to political, social, economic and regulatory factors; (g) the impact of future acquisitions; and (h) the potential future impact of Year 2000 related software conversion issues.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not Applicable

                           RPM INC. AND SUBSIDIARIES
                           -------------------------
                          PART II -- OTHER INFORMATION
                          ----------------------------



ITEM 1 - LEGAL PROCEEDINGS
--------------------------

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998, Bondex International, Inc, a wholly-owned subsidiary of the Company ("Bondex"), was one of numerous corporate defendants in 387 then pending asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions of the United States. Subsequently, an additional 17 such cases have been filed and 39 such cases which had been filed were settled or dismissed with prejudice without payment, leaving a total of 365 such cases pending. Bondex continues to deny liability in all asbestos-related lawsuits and continues to vigorously defend them. Under a cost-sharing agreement among Bondex and its insurers effected in 1994, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments, if any, with Bondex responsible for a minor portion of each.

ITEM 2 - CHANGES IN SECURITIES
------------------------------

(c)      Recent Sales of Unregistered Securities.

         No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the period covered by this Quarterly Report on Form 10-Q other than the following:

         (i) On July 15, 1998, the Company authorized the award of 93,083 Common Shares to certain of its officers and other employees pursuant to the RPM, Inc. 1997 Restricted Stock Plan (the "Restricted Stock Plan") and subsequently issued such shares on October 9, 1998. Such shares are restricted pursuant to the terms of the Restricted Stock Plan. The issuance of such shares was made to individuals who were or were to be participants in the RPM, Inc. Benefit Restoration Plan and such awards were designed to replace cash benefit payments being canceled under the RPM, Inc. Benefit Restoration Plan. Consequently, no additional consideration was received by the Company for such issuance. The dollar value of the restricted share awards was based on the closing price of the Company's Common Shares on April 24, 1998, of $17.0625 per share. Registration under the Securities Act of 1933 was not effected with respect to the transaction described above in reliance upon the exemption from the registration contained in Section 4(2) of the Securities Act of 1933.

                            RPM INC. AND SUBSIDIARIES
                            -------------------------
                           PART II--OTHER INFORMATION
                           --------------------------

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

     (a) Exhibits
         --------

           Official Exhibit Number              Description
           -----------------------              -----------

                   11.1 Statement regarding computation of per share earnings.

                   27.1            Financial Data Schedule.

     (b) Reports on Form 8-K
         -------------------

         There were no reports on Form 8-K filed during the three months ended August 31, 1998.

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


Date: 10/14/98