Form 10-Q
period 1998-11-30
RPM INC/OH/
filed 1999-01-14
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998 or

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___.

Commission File No. 0-5132
                    ------

                                    RPM, INC.
--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)

               Ohio                                                   34-6550857
----------------------------------           -----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 777;  2628 Pearl Road; Medina, Ohio                               44258
--------------------------------------------------------------------------------
(Address of principal executive offices)  (Zip Code)


Registrant's telephone number including area code                 (330) 273-5090
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

         As of January 11, 1999, 110,724,474 RPM, Inc. Common Shares were outstanding.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------



                                      INDEX
                                      -----

         PART I.  FINANCIAL INFORMATION                                            Page No.
         -------  ---------------------                                            --------
         Consolidated Balance Sheets
           November 30, 1998 and May 31, 1998                                             3

         Consolidated Statements of Income
           Six Months and Three Months Ended November 30, 1998 and 1997                   4

         Consolidated Statements of Cash Flows
           Six Months Ended November 30, 1998 and 1997                                    5

         Notes to Consolidated Financial Statements                                       6

         Management's Discussion and Analysis of Results
           of Operations and Financial Condition                                          8

         PART II.  OTHER INFORMATION                                                     13
         ---------------------------

                       PART I. -- FINANCIAL INFORMATION
                        --------------------------------
                         ITEM 1. -- FINANCIAL STATEMENTS
                         -------------------------------

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                               ASSETS
                                               ------
                                                                       November 30, 1998        May 31, 1998
                                                                       ------------------    ------------------

Current Assets
  Cash and short-term investments                                      $           68,725    $           40,783
  Trade accounts receivable (less allowance for doubtful
    accounts $13,557 and $12,718)                                                 306,873               332,944
  Inventories                                                                     239,513               243,249
  Prepaid expenses and other current assets                                        64,060                55,498
                                                                       ------------------    ------------------
    Total current assets                                                          679,171               672,474
                                                                       ------------------    ------------------

Property, Plant and Equipment, At Cost                                            543,461               515,910
  Less: accumulated depreciation and amortization                                 223,587               210,013
                                                                       ------------------    ------------------
    Property, plant and equipment, net                                            319,874               305,897
                                                                       ------------------    ------------------

Other Assets
  Costs of businesses over net assets acquired, net of amortization               426,909               423,304
  Intangible assets, net of amortization                                          228,455               232,614
  Equity in unconsolidated affiliates                                              18,583                20,536
  Other                                                                            33,382                28,454
                                                                       ------------------    ------------------
    Total other assets                                                            707,329               704,908
                                                                       ------------------    ------------------

Total Assets                                                           $        1,706,374    $        1,683,279
                                                                       ==================    ==================

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------

Current Liabilities
  Current portion of long term debt                                    $            3,410    $            6,316
  Accounts payable and notes payable                                              117,353               119,882
  Accrued compensation and benefits                                                47,552                52,941
  Accrued loss reserves                                                            39,452                43,332
  Other accrued liabilities                                                        46,713                51,383
  Income taxes payable                                                              3,261                11,915
                                                                       ------------------    ------------------
  Total current liabilities                                                       257,741               285,769
                                                                       ------------------    ------------------

Long-term Liabilities
  Long-term debt, less current maturities                                         575,289               715,689
  Deferred income taxes                                                            56,497                58,059
  Other long-term liabilities                                                      61,866                56,704
                                                                       ------------------    ------------------
    Total long-term liabilities                                                   693,652               830,452
                                                                       ------------------    ------------------

Shareholders' Equity
  Common shares,  stated value $.015 per share;
    authorized 200,000,000 shares;
    issued and outstanding 110,714,000
    and 100,254,000 shares, respectively                                            1,610                 1,460
  Paid-in capital                                                                 423,536               264,508
  Retained earnings                                                               343,228               314,911
  Accumulated other comprehensive income:
       Cumulative translation adjustment                                          (13,393)              (13,821)
                                                                       ------------------    ------------------
            Total shareholders' equity                                            754,981               567,058
                                                                       ------------------    ------------------

Total Liabilities And Shareholders' Equity                             $        1,706,374    $        1,683,279
                                                                       ==================    ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                    (In thousands, except per share amounts)



                                             Six Months Ended          Three Months Ended
                                               November 30,               November 30,
                                          -----------------------   -----------------------

                                             1998         1997         1998        1997
                                          ----------   ----------   ----------   ----------

Net Sales                                 $  863,857   $  812,810   $  415,725   $  397,757

Cost of Sales                                471,572      448,345      227,842      220,393
                                          ----------   ----------   ----------   ----------

Gross Profit                                 392,285      364,465      187,883      177,364

Selling, General and Administrative
    Expenses                                 284,254      258,455      142,974      130,308

Interest Expense, Net                         18,471       19,696        8,723        9,761
                                          ----------   ----------   ----------   ----------

Income Before Income Taxes                    89,560       86,314       36,186       37,295

Provision for Income Taxes                    36,624       36,683       14,474       15,850
                                          ----------   ----------   ----------   ----------

Net Income                                $   52,936   $   49,631   $   21,712   $   21,445
                                          ==========   ==========   ==========   ==========



Basic earnings per common share           $     0.49   $     0.51   $     0.20   $     0.22
                                          ==========   ==========   ==========   ==========


Diluted earnings per common share         $     0.48   $     0.47   $     0.20   $     0.21
                                          ==========   ==========   ==========   ==========


Dividends per common share                $   0.2295   $    0.216   $   0.1175   $    0.112
                                          ==========   ==========   ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                    (In thousands, except per share amounts)

                                                                            Six Months Ended November 30,
                                                                        ----------------------------------

                                                                             1998                1997
                                                                        ---------------    ---------------

Cash Flows From Operating Activities:
  Net Income                                                            $        52,936    $        49,631
  Depreciation and amortization                                                  28,909             26,672
  Items not affecting cash and other                                              2,366             (3,481)
  Changes in operating working capital                                            2,042            (15,201)
                                                                        ---------------    ---------------

                                                                                 86,253             57,621
                                                                        ---------------    ---------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                           (30,977)           (18,377)
  Sale of business assets, net of cash transferred                                 --              130,809
  Acquisition of new businesses, net of cash                                    (21,188)              --
                                                                        ---------------    ---------------

                                                                                (52,165)           112,432
                                                                        ---------------    ---------------


Cash Flows From Financing Activities:
  Proceeds from stock option exercises                                            2,136                668
  Increase (decrease) in debt                                                    16,337           (143,074)
  Dividends                                                                     (24,619)           (21,200)
                                                                        ---------------    ---------------

                                                                                 (6,146)          (163,606)
                                                                        ---------------    ---------------


Net Increase (Decrease) in Cash                                                  27,942              6,447


Cash at Beginning of Period                                                      40,783             37,442
                                                                        ---------------    ---------------


Cash at End of Period                                                   $        68,725    $        43,889
                                                                        ===============    ===============


Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------


Conversion of Debt to Equity                                            $       157,042               --

Interest accreted on LYONs                                              $         1,696    $         4,743


The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998
                                   (Unaudited)
                    (In thousands, except per share amounts)

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the six and three months ended November 30, 1998 and November 30, 1997. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1998.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE B - INVENTORIES
--------------------

Inventories were composed of the following major classes:

                                                      November 30,         May 31,
                                                         1998(1)            1998
                                                      ------------         ------

         Raw material and supplies                       $ 75,988            $ 77,173
         Finished goods                                   163,525             166,076
                                                         --------            --------
                                                         $239,513            $243,249
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

This acquisition as well as several small product line acquisitions have been accounted for by the purchase method of accounting. The following data summarizes, on an unaudited pro-forma basis, the combined results of operations of the companies for the six months and three months ended November 30, 1997. The pro-forma amounts give effect to appropriate

                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998
                                   (Unaudited)
                    (In thousands, except per share amounts)


adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies.

                                                            For The Six          For The Three
                                                           Months Ended          Months Ended
                                                             11/30/97              11/30/97
                                                           ------------          -------------
         Net Sales                                           $835,245              $408,644
                                                             ========              ========

         Net Income                                          $ 50,323              $ 21,954
                                                             ========              ========

         Basic earnings per common share                       $.50                  $.22
                                                               ====                  ====

         Diluted earnings per common share                     $.47                  $.21
                                                               ====                  ====


NOTE D - COMPREHENSIVE INCOME
-----------------------------

As of June 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or shareholders' equity. The November 30, 1998 and May 31, 1998 financial statements have been reclassified to conform to the requirements of SFAS No. 130.

This statement requires other comprehensive income to included foreign currency translation adjustments, currently the Company's only type of other comprehensive income. Accordingly, total comprehensive income, comprised of net income and other comprehensive income, amounted to $24,111 and $23,456 during the second quarter of fiscal years 1999 and 1998, respectively, and $53,364 and $47,405 for the six months ended November 30, 1998 and 1997, respectively.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       SIX MONTHS ENDED NOVEMBER 30, 1998
                       ----------------------------------

RESULTS OF OPERATIONS
---------------------

The Company's sales and earnings were ahead 5% and 2%, respectively, in the second quarter and 6% and 7%, respectively, in the first six months of the current fiscal year, compared to last year's results.

The acquisition of The Flecto Company, Inc. ("Flecto") on March 31, 1998, and several smaller acquisitions and joint ventures, net of several small divestitures, generated the sales growth in the second quarter and approximately 60% of the sales increase in the first six months, compared to last year. Higher unit volume from existing operations generated the balance of sales growth in the first six months, favoring the consumer lines over the industrial lines. Prices have been fairly steady from year-to-year. Exchange rate differences had a slight negative effect on sales this year versus last, and should the dollar continue to strengthen, this trend may continue.

Sales were flat among existing operations during the second quarter. Economic concerns resulted in many industrial projects being delayed and inventories being managed by a number of accounts. There were also continuing negative effects on exports from the stronger dollar and the economic crises in the Far East and certain other regions. More recently, however, domestic sales are strengthening compared with last year and the outlook is improving. Additionally, the Company has initiated a cost reduction program which began early on in the second quarter.

The gross profit margin has strengthened from last year, with the second quarter achieving a 45.2% margin compared with 44.6% a year ago, bringing the first six months this year to 45.4% compared with 44.8% last year. The majority of this improvement comes from the successful restructuring of Tremco operations since their February 1997 acquisition. Additionally, there were certain lower raw material costs. The stronger U.S. dollar on goods sourced outside the U.S. has also had a positive impact. The balance of the improvement comes from the comparatively higher net margins of Flecto and other acquisitions. These positive effects have more than offset certain volume-driven lower margins within the consumer lines.

The Company's selling, general and administrative expenses increased to 34.4% of sales in the second quarter from 32.8% a year ago, and to 32.9% after six months compared with 31.8% last year. Existing operations are continuing their planned increases in promotional and other growth-related spending. The consumer lines, in particular, are continuing to incur higher freight and handling costs to meet increasing demands from their customers for smaller, more frequent shipments. Flecto and the other small acquisitions account for the remainder of these differences, having proportionately higher costs, collectively, in this category along with their acquisition-related expenses.

The August 10, 1998 redemption of the Company's convertible debt securities (refer to Capital Resources and Liquidity) has resulted in $2.4 million less interest expense so far this year, more than offsetting $2.2 million of additional interest expense from increased indebtedness to acquire Flecto and other smaller acquisitions. Debt repayments throughout the past year,

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       SIX MONTHS ENDED NOVEMBER 30, 1998
                       ----------------------------------


higher interest income, and slightly lower interest rates between years further reduced net interest expense, comparatively.

The tax rate has improved this year from reduced foreign taxes, proportionately lower state and local taxes in the U.S., and more favorable tax treatment of the Company's exports from the U.S.

The Company's current year basic earnings per share are affected by the issuance of common shares in connection with the redemption of the Company's convertible debt securities earlier this year. Diluted earnings per share have been impacted by a comparatively lower interest expense add-back related to the redeemed convertible securities. This redemption is the principal cause of the comparative difference between the changes in net income and earnings per share between periods.

The Company's foreign sales and results of operations are subject to the impact of foreign currency fluctuations. As most of the Company's foreign operations are in countries with fairly stable currencies, such as the United Kingdom, Belgium and Canada, this effect has not been material. In addition, foreign debt is denominated in the respective foreign currency, thereby eliminating any related translation impact on earnings. If the dollar continues to strengthen, the Company's foreign results of operations will be negatively impacted, but the effect is not expected to be material. The Company does not currently hedge against the risk of exchange rate fluctuations.

On January 1, 1999, eleven of the fifteen members of the European Union adopted a new European currency unit (the "Euro") as their common legal currency. The participating countries national currencies will remain legal tender as denominations of the Euro from January 1, 1999 through January 1, 2002, and the exchange rates between the Euro and such national currency units will be fixed. The Company has assessed the potential impact of the Euro currency conversion on its operating results and financial condition. The impact of pricing differences and country-to-country indebtedness is not expected to be material. The Company is planning to convert its own European operations to the Euro currency basis effective June 1, 1999.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------
CASH PROVIDED FROM OPERATIONS

The Company generated cash from operations of $86 million during the first six months of the current fiscal year, up from $58 million during the same period last year. Other than the positive impact of higher earnings and certain timing differences, the main difference between years is related to the buildup of certain inventories last year to accommodate increased consumer business. The Company's strong cash flow from operations continues to be its primary source of financing internal growth, with limited use of short-term credit.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       SIX MONTHS ENDED NOVEMBER 30, 1998
                       ----------------------------------


INVESTING ACTIVITIES

The Company is not capital intensive. Capital expenditures are made primarily to accommodate the Company's continued growth through improved production and distribution efficiencies and capacity, and to enhance administration. Capital expenditures generally do not exceed depreciation and amortization in a given year.

The Company has invested $21 million in the acquisition of several small, mostly foreign, businesses and assets this year, net of cash acquired. The Company historically has acquired complementary businesses and this trend is expected to continue.

FINANCING ACTIVITIES

During the past six months, $22 million of additional debt was incurred related to the acquisitions, and $6 million of debt was repaid.

The Company's redemption of its Liquid Yield Option Notes (LYONs), effective August 10, 1998, resulted in a $159 million decrease in long-term debt and a similar increase in shareholders' equity. The Company's revolving credit facility was used to fund the LYONs securities redeemed for cash in the amount of approximately $32 million. The Company's debt-to-capital ratio has strengthened to 43% as a result of this redemption.

The stronger dollar effect on the Company's foreign net assets has tended to reduce shareholders' equity and this trend could continue, if the dollar continues to strengthen and the growth of net assets continues.

The Company maintains excellent relations with its banks and other financial institutions to further enable the financing of future growth opportunities.

YEAR 2000 READINESS DISCLOSURE
------------------------------

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

The Company continues to work with its operating companies to ensure that their Year 2000 issues are addressed on a company-wide basis which includes: (1) internal Information Technology ("IT") systems such as any hardware and software used to process

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       SIX MONTHS ENDED NOVEMBER 30, 1998
                       ----------------------------------

daily operational data and information; (2) non-IT systems or embedded technology such as micro-controllers contained in various manufacturing and lab equipment; and (3) Year 2000 compliance of key suppliers and customers, especially as it relates to electronic data interchange. The Company has utilized both internal and external resources to address these areas.

The Company has made substantial progress toward completion of their Year 2000 remediation work and expects to be Year 2000 compliant on its internal IT systems within this current fiscal year. The Company continues to contact key third parties and assess its non-IT systems, however it has plans in place to address this area as well. The Company also recognizes the need for and will be developing contingency plans should it or key third parties not be Year 2000 compliant. If needed, IT and non-IT systems, modifications or conversions are not made on a timely basis, including third party systems, and/or contingency plans not implemented, the Year 2000 issue may have a material adverse impact on the Company's operations.

Since 1997, the Company has spent, for Year 2000 compliance efforts, approximately $3,000,000, of which $300,000 was used to remediate existing systems, and $2,700,000 was used towards replacement systems. Many of the replacement systems, which were already Year 2000 compliant, have been installed to help improve business processing. The Company continues to regularly monitor the progress made by each of its operations to become Year 2000 compliant. Based on the Year 2000 remediation efforts to date, the Company continues to believe that it will spend an additional $2,500,000 to complete its Year 2000 compliance efforts, of which $200,000 will be used to remediate existing systems, and $2,300,000 will be used towards replacement systems. The Company's Year 2000 costs do not include time and costs that may be incurred as a result of failure of any third-party not becoming Year 2000 compliant or costs to implement any contingency plans.

The Company's estimated future costs for Year 2000 were made using various assumptions including the continued availability of certain resources, Year 2000 modification plans, implementation success by key third-parties and other factors. Unforeseen changes or developments may occur that could affect the Company's estimates of the amount of time and costs necessary to modify and test its IT and non-IT systems for Year 2000 compliance. These developments include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes. This Year 2000 disclosure statement is intended to be covered by and fall within the meaning of the recently enacted "Year 2000 Readiness Disclosure Act."

FORWARD-LOOKING STATEMENTS
--------------------------

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including those specified below) which are difficult to predict and, in many instances, are beyond the

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       SIX MONTHS ENDED NOVEMBER 30, 1998
                       ----------------------------------


control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the price and supply of raw materials, particularly titanium dioxide, certain resins, aerosols and solvents; (b) continued growth in demand for the Company's products; (c) risks associated with environmental liability inherent in the nature of a chemical coatings business; (d) the effect of changes in interest rates; (e) the effect of fluctuations in currency exchange rates upon the Company's foreign operations; (f) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to political, social, economic and regulatory factors; (g) the impact of future acquisitions; (h) the potential future impact of Year 2000 related software conversion issues; the potential impact of the Company's suppliers, customers and other third parties ability to identify and resolve their own Year 2000 obligations in such a way as to allow them to continue normal business operations or furnish raw materials, products, services or data to the Company and its operating companies without interruption; the potential impact of manufacturers of the Company's computer systems and software representations as to their Year 2000 status; and the potential impact of the Company's own Year 2000 investigation, remediation, testing and systems implementation efforts; and (i) the potential impact of the Euro conversion.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

Not Applicable

                            RPM INC. AND SUBSIDIARIES
                            -------------------------
                           PART II--OTHER INFORMATION
                           --------------------------

ITEM 1 -- LEGAL PROCEEDINGS
---------------------------

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998, and as updated in the Company's Quarterly Reports on Form 10-Q for the quarters ended August 31, 1998 and November 30, 1998, Bondex International, Inc., a wholly-owned subsidiary of the Company ("Bondex"), was one of numerous corporate defendants in 384 then pending asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions of the United States. Subsequently, an additional 41 such cases have been filed and 4 such cases which had been filed were dismissed with prejudice without payment, leaving a total of 421 such cases pending. Bondex continues to deny liability in all asbestos-related lawsuits and continues to vigorously defend them. Under a cost-sharing agreement among Bondex and its insurers effected in 1994, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments, if any, with Bondex responsible for a minor portion of each.

ITEM 4-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Annual Meeting of Shareholders of the Company was held on October 9, 1998. The following matter was voted on at the meeting.

1. Election of Edward B. Brandon, William A. Papenbrock, Thomas C. Sullivan and Frank C. Sullivan as Directors of the Company. The nominees were elected as Directors with the following votes:

Edward B. Brandon
-----------------
         For                          91,599,572
         Withheld                      1,632,707
         Broker non-votes                     -0-

William A. Papenbrock
---------------------
         For                          91,573,700
         Withheld                      1,658,578
         Broker non-votes                     -0-

Thomas C. Sullivan
------------------
         For                          92,429,262
         Withheld                        803,017
         Broker non-votes                     -0-

Frank C. Sullivan
-----------------
         For                          92,388,679
         Withheld                        843,600
         Broker non-votes                     -0-

                            RPM INC. AND SUBSIDIARIES
                            -------------------------
                           PART II--OTHER INFORMATION
                           --------------------------


For information on how the votes for the above matters have been tabulated, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders on October 9, 1998.

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

                      27.1                  Financial Data Schedule.

         (b)      Reports on Form 8-K
                  -------------------

                  There were no reports on Form 8-K filed during the three months ended November 30, 1998.



Date: 01/14/99

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RPM, Inc.



                                     By  /s/  Thomas C. Sullivan
                                       ---------------------------
                                     Thomas C. Sullivan
                                     Chairman & Chief Executive Officer



                                     By  /s/  Frank C. Sullivan
                                       ---------------------------
                                     Frank C. Sullivan
                                     Chief Financial Officer