Form 10-Q
period 1999-02-28
RPM INC/OH/
filed 1999-04-14
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1999 or

__  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from   ___ to___.


Commission File No. 0-5132
                    ------

                                    RPM, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Ohio                                            34-6550857
--------------------------------------     -------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
or organization)

P.O. Box 777;  2628 Pearl Road; Medina, Ohio                               44258
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number including area code                 (330) 273-5090
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

     As of April 8, 1999, 109,714,232 RPM, Inc. Common Shares were outstanding.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------



                                      INDEX
                                      -----

         PART I.FINANCIAL INFORMATION                                         Page No.
         ----------------------------                                         --------
         Consolidated Balance Sheets
           February 28, 1999 and May 31, 1998                                    3

         Consolidated Statements of Income
            Nine Months and Three Months Ended
            February 28, 1999 and February 28, 1998                              4

         Consolidated Statements of Cash Flows
            Nine Months Ended
            February 28, 1999 and February 28, 1998                              5

         Notes to Consolidated Financial Statements                              6

         Management's Discussion and Analysis of Results
             of Operations and Financial Condition                               8

         PART II.  OTHER INFORMATION                                             12
         ---------------------------

                                                                               3
                        PART I. -- FINANCIAL INFORMATION
                        --------------------------------
                         ITEM 1. -- FINANCIAL STATEMENTS
                         -------------------------------

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)
                                   -----------
                    (In thousands, except per share amounts)

                            ASSETS
                            ------
                                                                      February 28, 1999          May 31, 1998
                                                                      ------------------      -----------------
Current Assets
  Cash and short-term investments                                            $    32,082           $    40,783
  Trade accounts receivable (less allowance for doubtful
    accounts $14,280 and $12,718)                                                297,457               332,944
  Inventories                                                                    246,480               243,249
  Prepaid expenses and other current assets                                       65,347                55,498
                                                                      ------------------      -----------------
    Total current assets                                                         641,366               672,474
                                                                      ------------------      -----------------

Property, Plant and Equipment, At Cost                                           571,892               515,910
  Less: accumulated depreciation and amortization                                236,757               210,013
                                                                      ------------------      -----------------
    Property, plant and equipment, net                                           335,135               305,897
                                                                      ------------------      -----------------

Other Assets
  Costs of businesses over net assets acquired, net of amortization              428,160               423,304
  Intangible assets, net of amortization                                         233,898               232,614
  Equity in unconsolidated affiliates                                              6,486                20,536
  Other                                                                           26,972                28,454
                                                                      ------------------      -----------------
    Total other assets                                                           695,516               704,908
                                                                      ------------------      -----------------

Total Assets                                                                 $ 1,672,017           $ 1,683,279
                                                                      ==================      ================

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

Current Liabilities
  Current portion of long term debt                                          $     4,672           $     6,316
  Notes and accounts payable                                                     103,232               119,882
  Accrued compensation and benefits                                               51,777                52,941
  Accrued loss reserves                                                           38,914                43,332
  Other accrued liabilities                                                       46,754                51,383
  Income taxes payable                                                            (6,649)               11,915
                                                                      ------------------      -----------------
    Total current liabilities                                                    238,700               285,769
                                                                      ------------------      -----------------

Long-term Liabilities
  Long-term debt, less current maturities                                        584,570               715,689
  Deferred income taxes                                                           55,078                58,059
  Other long-term liabilities                                                     53,588                56,704
                                                                      ------------------      -----------------
    Total long-term liabilities                                                  693,236               830,452
                                                                      ------------------      -----------------

Shareholders' Equity
  Common shares, stated value $.015 per share;
    authorized 200,000,000 shares;
    issued and outstanding 110,671,000
    and 100,254,000 shares, respectively                                           1,612                 1,460
  Paid-in capital                                                                422,676               264,508
  Retained earnings                                                              336,384               314,911
  Accumulated other comprehensive income:
    Cumulative translation adjustment                                            (20,591)              (13,821)
                                                                      ------------------      -----------------
       Total shareholders' equity                                                740,081               567,058
                                                                      ------------------      -----------------

Total Liabilities And Shareholders' Equity                                   $ 1,672,017           $ 1,683,279
                                                                      ==================      ================

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

                                                                               4
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                    (In thousands, except per share amounts)

                                             Nine Months Ended               Three Months Ended
                                                February 28,                    February 28,
                                         --------------------------      --------------------------

                                             1999            1998            1999            1998
                                         ----------      ----------      ----------      ----------

Net Sales                                $1,236,864      $1,163,266      $  373,007      $  350,456

Cost of Sales                               679,953         649,428         208,381         201,083
                                         ----------      ----------      ----------      ----------

Gross Profit                                556,911         513,838         164,626         149,373

Selling, General and Administrative
    Expenses                                430,128         388,488         145,874         130,033

Interest Expense, Net                        26,833          29,425           8,362           9,729
                                         ----------      ----------      ----------      ----------

Income Before Income Taxes                   99,950          95,925          10,390           9,611

Provision for Income Taxes                   40,884          40,768           4,260           4,085
                                         ----------      ----------      ----------      ----------

Net Income                               $   59,066      $   55,157      $    6,130      $    5,526
                                         ==========      ==========      ==========      ==========


Basic earnings per common share             $  0.55         $  0.56         $  0.06         $  0.06
                                         ==========      ==========      ==========      ==========

Diluted earnings per common share           $  0.54         $  0.53         $  0.06         $  0.06
                                         ==========      ==========      ==========      ==========

Dividends per common share                  $ 0.347         $ 0.328         $0.1175         $ 0.112
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

                                                                               5
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                    (In thousands, except per share amounts)

                                                                       Nine Months Ended February 28,
                                                                       ------------------------------

                                                                            1999            1998
                                                                        ------------    ------------

Cash Flows From Operating Activities:
  Net Income                                                               $  59,066       $  55,157
  Depreciation and amortization                                               45,116          40,433
  Items not affecting cash and other                                          (6,412)         (4,582)
  Changes in operating working capital                                        (7,784)        (24,704)
                                                                        ------------    ------------

                                                                              89,986          66,304
                                                                        ------------    ------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                        (42,366)        (33,341)
  Sale of business assets, net of cash transferred                              --           131,096
  Acquisition of new businesses, net of cash                                 (47,233)        (10,578)
                                                                        ------------    ------------

                                                                             (89,599)         87,177
                                                                        ------------    ------------

Cash Flows From Financing Activities:
  Proceeds from stock option exercises                                         2,272           1,066
  Repurchase of common shares                                                   (647)           --
  Increase (decrease) in debt                                                 26,880        (116,202)
  Dividends                                                                  (37,593)        (32,179)
                                                                        ------------    ------------

                                                                              (9,088)       (147,315)
                                                                        ------------    ------------

Net Increase (Decrease) in Cash                                               (8,701)          6,166

Cash at Beginning of Period                                                   40,783          37,442
                                                                        ------------    ------------

Cash at End of Period                                                      $  32,082       $  43,608
                                                                        ============    ============


Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------

Conversion of Debt to Equity                                               $ 157,042            --

Interest accreted on LYONs                                                   $ 1,696         $ 7,150

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                               6
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                FEBRUARY 28, 1999
                                -----------------
                                   (Unaudited)
                    (In thousands, except per share amounts)

NOTE A - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the nine and three months ended February 28, 1999 and February 28, 1998. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1998.

NOTE B - INVENTORIES
--------------------

         Inventories were composed of the following major classes:

                                            February 28,            May 31,
                                               1999(1)                1998
                                            ------------          -----------
         Raw material and supplies             $ 78,198              $ 77,173
         Finished goods                         168,282               166,076
                                               --------              --------
                                               $246,480              $243,249
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

         This acquisition as well as several small product line acquisitions have been accounted for by the purchase method of accounting. The following data summarizes, on an unaudited pro-forma basis, the combined results of operations of the companies for the nine months and three months ended February 28, 1998. The pro-forma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies.

                                                           For The Nine            For The Three
                                                           Months Ended            Months Ended
                                                              2/28/98                 2/28/98
                                                           ------------            -------------

         Net Sales                                          $1,195,005               $359,760
                                                            ==========               ========

         Net Income                                          $ 55,767                $  5,444
                                                             ========                ========

         Basic earnings per share                              $.56                    $.05
                                                               ====                    ====

         Diluted earnings per share                            $.53                    $.05
                                                               ====                    ====

                                                                               7
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                FEBRUARY 28, 1999
                                -----------------
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                       Continued
NOTE D - COMPREHENSIVE INCOME
-----------------------------

         As of June 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or shareholders' equity. The February 28, 1999 and May 31, 1998 financial statements have been reclassified to conform to the requirements of SFAS No. 130.

         This statement requires other comprehensive income to include foreign currency translation adjustments, currently the Company's only type of other comprehensive income. Accordingly, total comprehensive income, comprised of net income and other comprehensive income (loss), amounted to $(640) and $3,296 during the third quarter of fiscal years 1999 and 1998, respectively, and $52,296 and $50,701 for the nine months ended February 28, 1999 and 1998, respectively.

                                                                               8
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       NINE MONTHS ENDED FEBRUARY 28, 1999
                       -----------------------------------
ITEM 2.
-------

RESULTS OF OPERATIONS
---------------------

The Company's sales were ahead 6% in the third quarter and 6% in the first nine months of the current fiscal year, compared to last year's results.

Effective February 1, 1999, the Company acquired the remaining 50% of The Euclid Chemical Company ("Euclid") from the Company's former partner, Holderbank Financiere Glaris Ltd. Euclid offers a full line of concrete and masonry repair and maintenance products marketed under the EUCO name. Euclid will pursue a strategy of expanding its global presence in the concrete and masonry industry.

The acquisition of Euclid and The Flecto Company, Inc. ("Flecto") on March 31, 1998, and several smaller acquisitions and joint ventures, net of several small divestitures, generated 85% of the sales growth in the third quarter and approximately 70% of the sales increase in the first nine months, compared to last year. Higher unit volume from existing operations generated the balance of sales growth in the first nine months. Prices have been fairly steady from year-to-year. Exchange rate differences had a slight negative effect on year-to-year sales. This trend may continue if the dollar continues to strengthen.

Existing operations sales have grown more slowly than anticipated so far this year. Economic concerns have resulted in many industrial maintenance projects being delayed and a number of accounts reducing their inventories. Exports have also been negatively affected by the stronger dollar and economic crises in Asia and certain other regions of the world.

Gross profit margins have strengthened from last year, with the third quarter achieving 44.1% compared with 42.6% a year ago and the first nine months this year reaching 45.0% compared with 44.2% last year. The majority of this improvement comes from the successful restructuring of Tremco operations. Certain lower raw material costs and a stronger U.S. dollar on goods sourced outside the U.S. have also had a positive impact. The balance of the improvement comes from the comparatively higher net margins of Flecto, Euclid and other acquisitions. These positive effects have more than offset certain volume-driven lower margins within the consumer lines.

The Company's selling, general and administrative expenses increased to 39.1% of sales in the third quarter from 37.1% a year ago, and to 34.8% after nine months compared with 33.4% last year. Existing operations are continuing their planned increases in promotional and other growth-related spending. The consumer lines, in particular, continue to incur higher freight and handling costs to meet increasing demands from their customers for smaller, more frequent shipments. Flecto, Euclid and other acquisitions account for the remainder of these differences, having proportionately higher costs, collectively, in this category. Acquisition-related expenses for these operations further contributed to higher SG&A expenses. The Company initiated a cost reduction program other than in certain growth-related areas early in the second quarter, when sales began to fall below expected levels.

The August 10, 1998 redemption of the Company's convertible debt securities (refer to Capital Resources and Liquidity) has lowered interest expense by $4.4 million so far this year, more than offsetting $3.3 million of additional interest expense from increased indebtedness to acquire Flecto, Euclid and other smaller acquisitions. Debt repayments throughout the past year, higher interest income, and slightly lower interest rates between years further reduced net interest expense, comparatively.

                                                                               9
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       NINE MONTHS ENDED FEBRUARY 28, 1999
                       -----------------------------------

The tax rate has improved this year from reduced foreign taxes, proportionately lower state and local taxes in the U.S., and more favorable tax treatment of the Company's exports from the U.S.

The Company's earnings were ahead 11% in the third quarter, and 7% in the first nine months of the current fiscal year, compared to last year's results. The issuance of common shares in connection with the redemption of the Company's convertible debt securities earlier this year has negatively impacted the calculation of basic earnings per share. Diluted earnings per share have been impacted this year by a comparatively lower interest expense add-back also related to the redeemed convertible securities. This redemption is the principal cause of the comparative difference between the changes in net income and earnings per share between periods. This difference will be much less pronounced after this fiscal year.

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

On January 1, 1999, eleven of the fifteen members of the European Union adopted a new European currency unit (the "Euro") as their common legal currency. The participating countries national currencies will remain legal tender as denominations of the Euro from January 1, 1999 through January 1, 2002, and the exchange rates between the Euro and such national currency units will be fixed. The Company has assessed the potential impact of the Euro currency conversion on its operating results and financial condition. The impact of pricing differences and country-to-country indebtedness is not expected to be material. The Company intends to convert its own European operations to the Euro currency basis effective June 1, 1999.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

CASH PROVIDED FROM OPERATIONS

The Company generated cash from operations of $90 million during the first nine months of the current fiscal year, up from $66 million during the same period last year. Other than the positive impact of higher earnings, depreciation and amortization, and certain timing differences, the main difference between years is related to the buildup of certain inventories last year to accommodate increased consumer business. The Company's strong cash flow from operations continues to be its primary source of financing internal growth, with limited use of short-term credit.

INVESTING ACTIVITIES

The Company is not capital intensive. Capital expenditures are made primarily to accommodate the Company's continued growth through improved production and distribution efficiencies and capacity, and to enhance administration. Capital expenditures generally do not exceed depreciation and amortization in a given year.

                                                                              10
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       NINE MONTHS ENDED FEBRUARY 28, 1999
                       -----------------------------------

The Company has invested $47 million in the acquisitions of Euclid and several smaller businesses and assets this year, net of cash acquired. The Company historically has acquired complementary businesses and this trend is expected to continue.

FINANCING ACTIVITIES

During the past nine months, $51 million of additional debt was incurred primarily related to acquisitions, and approximately $24 million of debt was repaid. The acquisitions were financed through the Company's revolving credit agreement, which had an outstanding balance of $178 million at February 28, 1999.

On January 22, 1999, the Company announced the authorization of a share repurchase program. The program allows the Company to repurchase up to 5,000,000 Common Shares of the Company from time-to-time for a period of 12 months. As of February 28, 1999, the Company had repurchased 47,200 Common Shares of the Company.

The Company's redemption of its Liquid Yield Option Notes (LYONs), effective August 10, 1998, resulted in a $159 million decrease in long-term debt and a similar increase in shareholders' equity. The Company's revolving credit facility was used to fund the LYONs securities redeemed for cash in the amount of approximately $32 million. The Company's debt-to-capital ratio has strengthened from 56% at May 31, 1998 to 44% at February 28, 1999, mainly as a result of this redemption.

The stronger dollar effect on the Company's foreign net assets has tended to reduce shareholders' equity, and this trend could continue if the dollar continues to strengthen and the growth of foreign net assets continues.

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

                                                                              11
                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                       NINE MONTHS ENDED FEBRUARY 28, 1999
                       -----------------------------------

The Company continues to make significant progress in its Year 2000 remediation efforts and does not anticipate any disruptions in its business as a result of the Year 2000. The Company is approximately 90% complete with remediating its internal business systems and remains on track with its compliance targets. In addition, the Company has also made significant progress in addressing its key third party affiliations and non-IT systems and does not anticipate any disruptions in these areas. As a result, the Company does not foresee the need for executing any contingency plans.

The Company has been able to achieve its Year 2000 goals while spending less than originally anticipated. The Company to date has spent approximately $3,750,000 and estimates spending an additional $750,000 to complete its remediation efforts, which will be approximately $1,000,000 less than original estimates.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

Not applicable.

                                                                              12
                            RPM INC. AND SUBSIDIARIES
                            -------------------------
                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1 -- LEGAL PROCEEDINGS
---------------------------

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998, and as updated in the Company's Quarterly Reports on Form 10-Q for the quarters ended August 31, 1998 and November 30, 1998, Bondex International, Inc., a wholly-owned subsidiary of the Company ("Bondex"), was one of numerous corporate defendants in 334 then pending asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions of the United States. Subsequently, an additional 65 such cases have been filed and 4 such cases which had been filed were dismissed with prejudice without payment, leaving a total of 395 such cases pending. Bondex continues to deny liability in all asbestos-related lawsuits and continues to vigorously defend them. Under a cost-sharing agreement among Bondex and its insurers effected in 1994, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments, if any, with Bondex responsible for a minor portion of each.


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

                               27.1           Financial Data Schedule.

         (b)      Reports on Form 8-K
                  -------------------

                  There were no reports on Form 8-K filed during the three months ended February 28, 1999.

                                   SIGNATURES
                                   ----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RPM, Inc.



                                    By  /s/  Thomas C. Sullivan
                                       ------------------------
                                    Thomas C. Sullivan
                                    Chairman & Chief Executive Officer



                                    By  /s/  Frank C. Sullivan
                                       ------------------------
                                    Frank C. Sullivan
                                    Chief Financial Officer

Date: 04/14/99