Form 10-K
period 1999-05-31
RPM INC/OH/
filed 1999-08-27
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the fiscal year ended May 31, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from __________ to ___________

                           Commission File No. 1-14187

                                    RPM, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  Ohio                                34-6550857
    -------------------------------               --------------------
    (State or Other Jurisdiction of                 (IRS Employer
     Incorporation or Organization)               Identification No.)

P.O. Box 777, 2628 Pearl Road, Medina, Ohio              44258
-------------------------------------------       --------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of August 20, 1999, 109,485,957 Common Shares were outstanding, and the aggregate market value of the Common Shares of the Registrant held by non-affiliates (based upon the closing price of the Common Shares as reported on the New York Stock Exchange on August 20, 1999) was approximately $1,477,463,322. For purposes of this information, the 3,002,114 outstanding Common Shares which were owned beneficially as of August 20, 1999 by executive officers and Directors of the Registrant were deemed to be the Common Shares held by affiliates.

                       Documents Incorporated by Reference

         Portions of the following documents are incorporated by reference to Parts II, III and IV of this Annual Report on Form 10-K: (i) definitive Proxy Statement to be used in connection with the Registrant's Annual Meeting of Shareholders to be held on October 8, 1999 (the "1999 Proxy Statement") and (ii) the Registrant's 1999 Annual Report to Shareholders for the fiscal year ended May 31, 1999 (the "1999 Annual Report to Shareholders").

         Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 1999.

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

RECENT DEVELOPMENTS

         On April 28, 1999, the Company's Board of Directors (the "Board") adopted a Rights Agreement (the "Rights Plan") that provided for rights to be issued to shareholders of record on May 11, 1999. Under the Rights Plan, the rights will initially trade together with RPM Common Shares and will not be exercisable. In the absence of further action by the Board, the rights generally will become exercisable and allow the holder to acquire RPM Common Shares at a discounted price if a person or group acquires 15 percent or more of the outstanding Common Shares of RPM. Rights held by persons who exceed the applicable threshold will be void. Under certain circumstances, the rights will entitle the holder to buy shares in an acquiring entity at a discounted price.

         On August 9, 1999, the Company announced the implementation of a restructuring and consolidation program. Under the program, operating companies in the Company's Industrial and Consumer Divisions will be realigned to foster synergies with respect to technology, manufacturing needs, channels of distribution and customer bases, and to generate manufacturing and distribution efficiencies. In addition, the Company expects to close a number of facilities, reduce its workforce approximately 10%, and has implemented changes to its corporate management team. The Company expects that the program will result in a $45 million pre-tax charge to earnings for the August 31 first quarter of fiscal 2000.

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

         As part of this acquisition program, on August 3, 1999, the Company acquired all of the issued and outstanding shares of DAP Products Inc. and DAP Canada Corp. DAP is a North American manufacturer and marketer of caulks and sealants, spackling and glazing compounds, contact cements and other specialty adhesives. Brand names acquired as a result of this transaction include DAP, Alex Plus, Kwik Seal, Durabond and Weldwood.

                                    BUSINESS

         RPM manufactures and markets protective coatings for use in both industrial and consumer applications. As of August 20, 1999, RPM markets its products in approximately 130 countries and operates manufacturing facilities in 72 locations in the United States, Argentina, Belgium, Brazil, Canada, China, England, Germany, Malaysia, The Netherlands, Poland, Singapore, South Africa and the United Arab Emirates.

OPERATING SEGMENT INFORMATION

         The Company is organized into two operating segments according to the primary markets served by RPM: the Industrial Division and the Consumer Division. Reference is made to "Operating Segment Information" on pages 20 through 21 of the Annual Report to Shareholders, which is incorporated herein by reference, for financial information relating to operating segments.

INDUSTRIAL PRODUCTS

         RPM manufactures and markets coatings for various industrial applications including waterproofing, general maintenance, flooring systems and coatings, corrosion control, and other specialty chemical applications. RPM's industrial products represented approximately 61% of the Company's sales for the fiscal year ended May 31, 1999. In connection with the Company's recently announced restructuring and consolidation program, the Company's Industrial Division has been realigned into three product line groups: StonCor Group, Tremco Group and RPM II Group.

         The Company's Tremco Group manufactures a number of products designed for waterproofing and general maintenance applications. These waterproofing products include sealants, deck coatings, membranes and water-based coatings for commercial and industrial maintenance marketed under the Company's Tremco, Vulken, DYmeric and Monile brands. The Tremco Group also manufactures a variety of products used for general commercial and industrial maintenance. These products include roofing products, such as asphaltic aluminum roof deck coating produced by RPM's original business unit, Republic Powdered Metals, Geoflex and Hy-Shield premium single-ply roofing materials and Tremco roofing systems, as well as the Euco line of concrete and masonry additives, coatings and repair products manufactured by The Euclid Chemical Company.

         The newly created StonCor Group combines the Company's expertise in corrosion control coatings and industrial polymer flooring in order to capitalize on the fact that these product lines are sold to similar specifying customers. The group's product lines include high-performance polymer floors, linings and wall systems produced by Stonhard and molded and pultruded fiberglass reinforced plastic grating products manufactured by the Company's Fibergrate Composite Structures unit under the brand names of Chemgrate and Fibergrate. The StonCor industrial product line also includes a broad-line of high-performance corrosion control coatings marketed primarily under the Carboline and Plasite brands. Carboline manufactures high-performance corrosion-resistant protective coatings, fireproofing, tank linings and floor coatings, and markets these products to industrial, architectural and applicator companies throughout the world.

         The Company's newly created RPM II Group consists of the remaining industrial product lines and is also the entity that will specialize in the evaluation and acquisition of smaller entrepreneurial industrial coatings companies. Product lines currently contained in RPM II include Dryvit coatings and adhesives for exterior insulating finishing systems and TCI powder coatings for exterior and interior operations. RPM II also produces a variety of specialty chemical products within selected niche markets. Products manufactured for specialty chemical applications include: Day-Glo Color and Radiant Color fluorescent colorants and pigments; Kop-Coat manufactured compounds and wood treatment products including Wolman industrial lumber treatments; American Emulsions dye additives for textile dyeing and finishing; and Chemspec commercial carpet cleaning solutions.

CONSUMER PRODUCTS

         For consumer applications, RPM manufactures do-it-yourself products for the home maintenance, automotive repair, marine applications and hobby and leisure items. RPM's consumer do-it-yourself products are marketed through thousands of mass merchandise, home center and hardware stores throughout North America. RPM's consumer products represented approximately 39% of the Company's sales for the fiscal year ended May 31, 1999. The major product line groupings comprising RPM's Consumer Division include: the Rust-Oleum Group, Zinsser Group, Wood Finishes Group, Bondo/Petit, Woolsey/Z-Spar Group, DAP/Bondex Group and Testor Hobby and Leisure Group.

         Rust-Oleum manufactures high quality corrosion-resistant, general purpose, decorative coatings and assorted specialty products for the household maintenance and light industrial markets. In addition to Rust-Oleum's original rust preventative coatings, Rust-Oleum markets a full line of small-package general purpose coatings under the "Painter's Touch by Rust-Oleum" brand name as well as "American Accents by Rust-Oleum" decorative coatings.

         The Company's Zinsser Group manufactures a broad line of specialty primers and sealants marketed under the B-I-N, Bulls Eye 1-2-3 and Cover Stain brand names, as well as wallcovering removal and preparation coatings under the principal brands of DIF, Paper Tiger and Shieldz. Zinsser is also a leader in mildew removal and resistance, and is the nation's leading producer of shellac items used as pharmaceutical glazes, confectioner's glazes, citrus fruit coatings and wood coatings. The Zinsser Group also includes RPM's Wolman deck coatings, sealants and brighteners and the Richard E. Thibaut line of do-it-yourself wallcoverings.

         The Company's DAP/Bondex Group markets a nationwide line of do-it-yourself household patch and repair products, including latex and silicone caulks and sealants, spackling compounds, putty, glazing compounds, textured ceiling paints, adhesives, basement waterproofing products, wood repair products and other specialized materials for the home improvement market. In addition to the DAP and Bondex brands, other leading brands within the group include Alex Plus, Kwik Seal, Durabond, Weldwood, Woodlife and Plastic Wood.

         The Company's Wood Finishes Group includes Mohawk, Star, Chemical Coatings and Westfield Coatings furniture finishes and repair and restoration coatings, as well as Flecto interior stains and finishes, marketed under the Varathane and Watco labels.

         The Company's newly created Bondo/Pettit, Woolsey/Z-Spar Group contains the Company's automotive aftermarket and pleasure marine products. Bondo manufactures a variety of auto body paints and repair products for the automotive aftermarket, including spray paints, body fillers, vinyl colors and bumper repair products. The Company's line of pleasure marine coatings are marketed under the Pettit, Woolsey and Z-Spar brand names.

         The Company manufactures products for the hobby and leisure markets including Testor's model kits and accessory products, Aztek brand model kits and airbrushes and Floquil/Polly S Color hobby, art and craft coatings. RPM's consumer hobby and leisure products are marketed through thousands of mass merchandise, toy and hobby stores throughout North America.

FOREIGN OPERATIONS

         The Company's foreign manufacturing operations for the fiscal year ended May 31, 1999 accounted for approximately 23% of its total sales (which does not include exports directly from the United States), although it also receives license fees and royalty income from numerous license agreements and also has joint ventures accounted for under the equity method in various foreign countries. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, China, England, Germany, Malaysia, The Netherlands, Poland, Singapore, South Africa, and the United Arab Emirates, and sales offices or public warehouse facilities in Australia, Canada, England, Finland, France, Germany, Hong Kong, Iberia, Mexico, the Philippines, Russia, Singapore, Sweden and several other countries. Information concerning the Company's foreign operations is set forth in Management's Discussion and Analysis of Results of Operations and Financial Condition, which appears elsewhere in this Annual Report on Form 10-K.

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

         The Company's other valuable product trademarks also include: ALOX(R), ALUMANATION(R), AVALON(R), B-I-N(R), BITUMASTIC(R), BONDO(R), BONDEX(R), BULLS EYE(R), CHEMGRATE(R), DRYVIT(R), DYMERIC(R), DYNALITE(R), DYNATRON(R), EASY FINISH(R), FLECTO(R), EPOXSTEEL(R), FIBERGRATE(R), FLOQUIL(R), GEOFLEX(R), LUBRASPIN(TM), MAR-HYDE(R), MOHAWK and DESIGN(R), OUTSULATION(R), PARASEAL(R), PERMAROOF(R), PETTIT(TM), PLASITE(R), SANITILE(R), STONCLAD(R), STONHARD(R), STONLUX(R), TALSOL(R), TCI(TM), TESTORS(R), ULTRALITE(TM), VARATHANE(R), VULKEM(R), WOOLSEY(R), ZINSSER(R) and Z-SPAR(R); and, in Europe, NULLIFIRE(R), RADGLO(R) and MARTIN MATHYS(R).

RAW MATERIALS

         The Company does not have any single source suppliers of raw materials that are material to its business, and the Company believes that alternate sources of supply of raw materials are available to the Company for most of its raw materials. Where shortages of raw materials have occurred, the Company has been able to reformulate products to use more readily available raw materials. Although the Company has been able to reformulate products to use more readily available raw materials in the past, there can be no assurance as to the Company's ability to do so in the future.

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

RESEARCH

         The Company's research and development work is performed in various laboratory locations throughout the United States. During fiscal years 1999, 1998 and 1997, the Company invested approximately $18.0 million, $15.8 million and $14.6 million, respectively, on research and development activities. The customer sponsored portion of such expenditures was not significant.

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

EMPLOYEES

         As of May 31, 1999, the Company employed 7,537 persons, of whom 859 were represented by unions under contracts which expire at varying times in the future. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

         The Company's corporate headquarters and a plant and offices for one subsidiary are located on an 119-acre site in Medina, Ohio, which is owned by the Company. As of August 3, 1999, the Company's operations occupy a total of approximately 7.1 million square feet, with the majority, approximately 5.8 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 7.1 million square feet occupied, 6.0 million square feet are owned and 1.1 million square feet are occupied under operating leases. The Company's facilities of 200,000 square feet or larger, as of August 3, 1999, are as set forth below.

                                                                     APPROXIMATE
                                                                     SQUARE FEET
                                     TYPE OF                             OF                        LEASED OR
         LOCATION                    FACILITY                        FLOOR SPACE                     OWNED
         --------                    --------                        -----------                     -----
Pleasant Prairie, Wisconsin     Manufacturing and                      240,000                       Owned
                                Warehouse (Rust-Oleum
                                Corporation)

Toronto, Canada                 Manufacturing                          207,000                       Owned
                                and Office (Tremco
                                Incorporated)

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


ITEM 3.  LEGAL PROCEEDINGS.

         Bondex.

         As previously reported, Bondex International, Inc., a wholly-owned subsidiary of the Company ("Bondex"), was one of numerous corporate defendants in 395 then pending asbestos-related bodily injury lawsuits filed on behalf of various individual in various jurisdictions of the United States. Subsequently, an additional 208 such cases have been filed and 132 such cases which had been filed were dismissed with prejudice without payment pursuant to summary judgment or stipulation of the parties, leaving a total of 471 such cases pending. Bondex continues to deny liability in all asbestos-related lawsuits and continues to vigorously defend them. Under a cost-sharing agreement among Bondex and its insurers, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments, if any, with Bondex responsible for the balance. The Company believes that the ultimate resolution of the matters will not have a material adverse effect on the Company's financial position or results of operations.

         Carboline.

         As previously reported, Carboline Company, a wholly-owned subsidiary of the Company ("Carboline") has been named as one of 30 corporate defendants in Rufino O. Cavazos, et al., vs. Ceilcote Company, et al.("ROC"), Cause No. 89-CI-12651, in the 73rd Judicial District Court of Bexar County, Texas, filed in March 1990, and in similar suits subsequently filed on behalf of individuals (and, where applicable, their spouses and children) employed at the Comanche Peak Nuclear Plant and the South Texas Nuclear Plant. The workers contend they were exposed to various solvents during their employment at the facilities, allegedly resulting in respiratory and neurological ailments. ROC has been reduced through voluntary dismissals and summary judgments to approximately 700 worker-Plaintiffs. A similar suit, Bernice O. Pierce, et al. v. Southern Imperial Coatings Corp. et al. ("Pierce"), Case no. 96-CI-12756, in the Judicial District Court of Bexar County, Texas, involves approximately 200 worker-Plaintiffs. Another case, Mary M. Gunn, et al. v. Carboline Company, et al. ("Gunn"), Case No. 93-470, in the 4th Judicial District Court of Rusk County, Texas, involves approximately 200 Plaintiffs. All three (3) cases are in the discovery phase. ROC and Pierce have been the subject of several recent motions for summary judgment which have decreased significantly the number of Plaintiffs involved. None of the cases are set for trial at this time. Carboline has denied all liability in these cases and is conducting a vigorous defense. Several of Carboline's insurance carriers, and Carboline, are defending the lawsuits under a cost-sharing agreement. The Company believes that the ultimate resolution of ROC, Gunn and Pierce will not have a material adverse effect on the Company's financial position or results of operations.

         As previously reported, Carboline is a defendant in La Gloria Oil & Gas Company vs. Carboline Company, et al., Cause No. 95-959-C, in the 241st Judicial District Court of Smith County, Texas. The suit involves allegations by LaGloria Oil and Gas Company ("LaGloria"), the owner/operator of a refinery in Tyler, Texas, that Carboline's Pyrocrete 102 as applied to LaGloria's structural steel and vessel skirts is defective. LaGloria contends the Pyrocrete is excessively corrosive to steel, and has resulted in millions of dollars of damage to the steel at the refinery. The court previously granted Carboline a summary judgment, based upon the applicable statutes of limitation, on several causes of action. On August 21, 1999, a jury returned a defense verdict in favor of Carboline dismissing LaGloria's remaining claims for fraud and violation of the Texas Deceptive Trade Practices Act, Texas Business & Commerce Code Section 17.46, et seq., based on statute of limitations. La Gloria is expected to appeal the jury verdict and Carboline will continue to vigorously defend the case. Although there has been diminishment of insurance policy limits available to Carboline as a result of a prior settlement, the Company believes that the ultimate resolution of the LaGloria case will not have a material adverse effect on the Company's financial position or results of operations.

         Mac-O-Lac.

         As previously reported, the Company has been identified as a Potentially Responsible Party ("PRP") under CERCLA in connection with the Rose Township Dump Site,

Rose Township, Michigan (the "Rose Township Site") and the Springfield Township Dump Site, Springfield Township, Michigan (the "Springfield Site") as a consequence of the disposal of waste originating at Mac-O-Lac Paints, Inc., a former subsidiary of the Company whose assets were sold in February 1982. With respect to the Rose Township Site, the Company and eleven other PRPs signed a Consent Decree on July 18, 1989, pursuant to which the PRPs established a $9 million fund to cover costs of remediation. The Company's share, $300,000, has been paid. With respect to the Springfield Site, the Company and other PRPs executed in 1992 with the EPA and the Michigan Department of Natural Resources Administrative Orders on Consent Regarding Selected Response Activities and for Cost Recovery Settlement, In the Matter of: Springfield Township Site, No. V-W-92-L-160 + V-W-92-C-146. Based on favorable changes in case law, the Company withdrew from participation in the Springfield Township PRP Group in 1995. In January 1999, the remaining members of the Springfield Township PRP Group demanded that the Company reconsider its decision to withdraw from the PRP Group and requested $158,000 in past remediation expenses from the Company. The Company is not participating with the remaining Springfield Township PRPs at this time. The Company will evaluate its potential liability after receipt of further documentation from the remaining PRPs. The Company does not believe either of these sites will have a material adverse effect on the Company's financial position or results of operations.

         Dryvit.

         As previously reported, Dryvit Systems, Inc., a wholly-owned subsidiary of the Company ("Dryvit"), is a defendant or co-defendant in numerous separate but related lawsuits, some of which have sought to certify classes comprised of owners of structures clad with exterior insulated finish systems ("EIFS") products manufactured by Dryvit and other EIFS manufacturers. On September 18, 1996, the North Carolina Court presiding over one of the state court cases, Ruff et al. v. Parex, Inc., et al., entered an order certifying a class of North Carolina owners of single family or multi-family residential dwellings which had EIFS installed during the period of 1969 to the present. Subsequent to that ruling, Dryvit and other manufacturers filed a motion to bring a third-party complaint against the builders of those dwellings to establish that any alleged damage was the result of poor construction. The trial court denied that motion but acknowledged that the manufacturers were being denied significant rights since claims against builders for indemnity and/or contribution were possibly being extinguished by the running of the statutes of repose and/or statute of limitations. Dryvit and several other manufacturers appealed the trial court's decision. On December 1, 1998, the Appellate Court reversed the Ruff trial court's denial of the EIFS manufacturer's motion to bring a third-party complaint against builders and others and remanded the case to the trial court for further proceedings urging it to exercise its discretion and decide whether or not to grant the manufacturer's motion to add third parties.

         On remand, the Ruff trial court ruled on numerous motions filed by both plaintiffs and defendants. In its June 1999 Order and Opinion, the trial court denied defendants' motion to decertify the class and denied defendants' motion to add third-party defendants to the class action. The trial court further ordered that each defendant EIFS manufacturer will be afforded a separate trial on liability and damages; that liability and damage issues will be bifurcated for trial; and scheduled the first liability trial for October 4, 1999 against Dryvit. The trial court held that plaintiffs should be permitted to proceed with their class action with respect to only two liability issues: (a) whether Dryvit's product was defectively designed; and (b) whether Dryvit had and subsequently breached a duty to warn homeowners of the hazards inherent in use of its product.

         Similar attempted class actions have been filed in Alabama, Georgia, New Jersey, Illinois and Texas. Dryvit has also been recently named in an attempted class action in North Carolina comprised of owners of structures clad with an EIFS type product manufactured by Dryvit known as Fast Track 4000. Dryvit intends to vigorously contest class certification and liability in all cases. In addition, Dryvit and other parties (contractors, architects, distributors, EIFS applicators, roofers, sealant suppliers, sealant contractors and window manufacturers) have been named in approximately 350 pending homeowner and commercial building lawsuits, most of which involve single family residential structures. The majority of these suits have been filed in North Carolina, Alabama and South Carolina by individual homeowners who either have opted out of the Ruff class action or have filed complaints against their builder, which then brings a third-party action against Dryvit. The Company believes that the ultimate resolution of these cases will not have a material adverse effect on the Company's financial position or results of operations.

         Certain of Dryvit's insurers have paid or are currently paying a portion of Dryvit's defense costs in the class actions, and individual commercial building and homeowner lawsuits involving structures that were built during or prior to their insurance coverage periods. In addition, these insurance carriers have regularly funded settlement of the individual homeowner and commercial building cases when appropriate. Two of Dryvit's primary insurance carriers have reported that they have exhausted their policy limits through the payment of settlements. In addition, Dryvit has settled with and released two of its other primary insurers. As a result, Dryvit has sought participation in the EIFS litigation from First Colonial Insurance Company, the Company's wholly-owned captive insurance company ("First Colonial") and certain umbrella insurance companies. Dryvit, First Colonial and one of Dryvit's umbrella carriers have recently entered into two defense cost sharing agreements to cover both the individual and class action cases. Dryvit's insurance carriers have raised a number of coverage issues in reservation of rights letters, and coverage litigation could resume in the event of a breach of the cost-sharing agreements. Dryvit believes that the damages being sought by the plaintiffs in the EIFS litigation are covered under existing insurance policies and that it has adequate insurance coverage.

         Mohawk and Westfield.

         As previously reported, Mohawk Finishing Products, Inc. ("Mohawk") and Westfield Coatings Corporation ("Westfield"), both wholly-owned subsidiaries of the Company, were notified by the EPA of their status as PRPs under CERCLA with respect to environmental contamination at the Solvents Recovery of New England Site (the "SRS Site") located in Southington, Connecticut. To date, the EPA and the State of Connecticut have expended in excess of $5 million in connection with the SRS Site but the EPA has not yet selected final administrative orders to perform non-time critical removal actions to contain contaminated water in the aquifer at the SRS Site and to perform both the Remedial Investigation and Feasibility Study. In January 1994, the EPA notified Westfield of its status as a PRP at the Old Southington Landfill Superfund Site (the "Landfill") on the basis that process wastes from the SRS Site were sent to the Landfill prior to October 1967. In September 1994, the EPA issued a Record of Decision which selected a source control remedy that consisted of installation of a cap on the Landfill together with a gas collection system at an estimated cost of $16.1 million. The EPA has deferred to a second operable unit the issue of whether to actively remediate groundwater at the Landfill, but is insisting that certain groundwater studies be performed which will likely cost several million dollars. Westfield recently entered into a consent decree with the United States and the State of Connecticut which resolves Westfield's liability for the first operable unit. Upon entry of the consent decree by the federal district court in Connecticut, Westfield will be obligated to contribute $26,476.21 to settle its liability for the first operable unit. It is expected that additional settlement discussions between the PRPs and the United States and the State of Connecticut will commence later in the summer in an effort to try to settle the remaining issues at the Landfill. The Company believes that the ultimate resolution of the SRS Site and the Landfill matters will not have a material adverse effect on the Company's financial position or results of operations.

         Rust-Oleum.

         As previously reported in November 1979, the EPA commenced an action captioned United States of America v. Midwest Solvent Recovery, Inc., et al.; United States District Court for the Northern District of Indiana, Eastern Division; Civil No. H-79-556, pertaining to pollution allegedly occurring at and around real property located at 7400 West Fifteenth Street, Gary, Indiana ("MIDCO I") and 5900 Industrial Highway, Gary, Indiana ("MIDCO II") (collectively, the "MIDCO Sites"). The Complaint was subsequently amended in January 1984 to join Rust-Oleum Corporation, a wholly-owned subsidiary of the Company ("Rust-Oleum"), and other entities as additional defendants. Rust-Oleum is alleged to be associated with the MIDCO Sites as a consequence of disposal waste originating at its former Evanston, Illinois plant in the mid-1970s. The Court approved a Consent Decree in June 1992 under which Rust-Oleum entered into a Settlement Agreement with the other settling PRPs for the voluntary cleanup of the MIDCO Sites consistent with the EPA Record of Decision. All surface hazardous wastes have been removed from the MIDCO Sites and cleanup is now in the groundwater remediation stage. Remediation should be completed by the year 2002, with monitoring continuing for an undetermined period. Total remediation and monitoring costs are currently estimated to be $35 million. Included in the Consent Decree is an Agreement between the settling PRPs, including Rust-Oleum, and third parties of their fair share of the MIDCO Sites remedial and response costs. Third party funds have been placed into the MIDCO Trust Fund, which has been created to fund the MIDCO Site remedial actions. Rust-Oleum, as a settling PRP, has provided financial assurance for its share of the cleanup costs in the form of a Letter of Credit. Based upon prior settlement agreements with insurance carriers for potential costs and remediation liabilities in connection with the MIDOC Sites, Rust-Oleum has established appropriate reserves to cover such costs and liabilities. Accordingly, the Company believes that ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT*.

         The name, age and positions of each executive officer of the Company as of August 20, 1999 are as follows:

Name                                      Age              Position and Offices with the Company
----                                      ---              -------------------------------------
Thomas C. Sullivan                        62          Chairman of the Board and Chief Executive Officer
James A. Karman                           62          Vice Chairman
Frank C. Sullivan                         38          President
John H. Morris, Jr.                       57          Executive Vice President
David P. Reif III                         46          Vice President and Chief Financial Officer
P. Kelly Tompkins                         42          Vice President, General Counsel and Secretary
Charles P. Brush                          63          Vice President - Environmental Affairs
Glenn R. Hasman                           45          Vice President - Controller
Gordon M. Hyde                            45          Vice President - Operations
Stephen J. Knoop                          34          Vice President - Corporate Development
Ronald A. Rice                            36          Vice President - Risk Management and Benefits
Keith R. Smiley                           37          Vice President - Treasurer

-----------------------

         * Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

         Thomas C. Sullivan has been Chairman of the Board and Chief Executive Officer of the Company since October 1971. From June 1971 through September 1978, Mr. Sullivan served as President and, prior thereto, as Executive Vice President of the Company. Mr. Sullivan's employment with the Company commenced in 1961, and he has been a Director since 1963. Mr. Sullivan is employed as Chairman and Chief Executive Officer under an employment agreement for a three-year period ending May 31, 2002. Mr. Sullivan is the father of Frank C. Sullivan, President of the Company.

         James A. Karman was elected Vice Chairman on August 5, 1999. From September 1978 to August 1999, he served as President and Chief Operating Officer. From October 1982 to October 1993, Mr. Karman also was the Chief Financial Officer of the Company. From October 1973 through September 1978, Mr. Karman served as Executive Vice President, Secretary and Treasurer, and, prior thereto, as Vice President-Finance and Treasurer of the Company. Mr. Karman's employment with the Company commenced in 1963, and he has been a Director since 1963. Mr. Karman is employed as Vice Chairman under an employment agreement for a three-year period ending May 31, 2002.

         Frank C. Sullivan was elected President on August 5, 1999. From October 1995 to August 1999 he served as Executive Vice President, and was Chief Financial Officer from October 1993 to August 1999. Mr. Sullivan served as a Vice President from October 1991 to October 1995. Prior thereto, he served as Director of Corporate Development of the Company from February 1989 to October 1991. Mr. Sullivan served as Regional Sales Manager, from February 1988 to February 1989, and as a Technical Service Representative, from February 1987 to February 1988, of AGR

Company, an Ohio General Partnership formerly owned by the Company which was merged into Tremco. Prior thereto, Mr. Sullivan was employed by First Union National Bank from 1985 to 1986 and Harris Bank from 1983 to 1985. Mr. Sullivan is employed as President under an employment agreement for a period ending July 31, 2000. Mr. Sullivan is the son of Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer of the Company.

         John H. Morris has been Executive Vice President since January 1981. Prior to that time, he was Corporate Vice President of the Company, having been elected to that position in September 1977. Mr. Morris was elected a Director of the Company in 1981. Mr. Morris has announced that he will take early retirement from the Company on November 30, 1999.

         David P. Reif III was elected Vice President and Chief Financial Officer on August 5, 1999. He served as Vice President-Corporate Finance from February 1998 to August 1999. From 1986 to February 1998, Mr. Reif served as Chief Financial Officer of Stonhard, Inc., a wholly owned subsidiary of the Company. From 1991 to February 1998, Mr. Reif also served as an Executive Vice President of Stonhard. From 1978 to 1985, Mr. Reif was controller of Penn Virginia Inc., and from 1975 to 1978, Mr. Reif was employed by KPMG Peat Marwick. Mr. Reif is employed as Vice President and Chief Financial Officer under an employment agreement for a period ending July 31, 2000.

         P. Kelly Tompkins has served as Vice President, General Counsel and Secretary since June 1998. From June 1996 to June 1998, Mr. Tompkins served as Assistant General Counsel. From 1987 to 1995, Mr. Tompkins was employed by Reliance Electric Company in various positions including Director of Corporate Development, Director of Investor Relations and Senior Corporate Counsel. From 1985 to 1987, Mr. Tompkins was employed by Exxon Corporation. Mr. Tompkins is employed as Vice President, General Counsel and Secretary under an employment agreement for a period ending July 31, 2000.

         Charles P. Brush has served as Vice President-Environmental Affairs of the Company since October 1993. From June 1991 to October 1993, he served as the Company's Director of Environmental & Regulatory Affairs. Prior thereto, from 1988 to June 1991, he served as Vice President-Environmental & Risk Management of Kop-Coat, Inc., a wholly-owned subsidiary of the Company. Prior thereto, he served as Vice President and Manager of Koppers Company, Inc.'s international environmental consulting business. Mr. Brush is employed as Vice President-Environmental Affairs under an employment agreement for a period ending July 31, 2000.

         Glenn R. Hasman was elected Vice President-Controller on August 5, 1999. He served as Vice President-Financial Operations from October 1993 to August 1999. From July 1990 to October 1993, Mr. Hasman served as Controller. From September 1982 through July 1990, Mr. Hasman served in a variety of management capacities, most recently Vice President-Operations and Finance, Chief Financial Officer and Treasurer, of Proko Industries, Inc., a former wholly-owned subsidiary of the Company. From 1979 to 1982, Mr. Hasman served as RPM's Director of Internal Audit and from 1976 to 1979 he was associated with Ciulla, Smith & Dale, LLP, independent accountants. Mr. Hasman is employed as Vice President-Controller under an employment agreement for a period ending July 31, 2000.

         Gordon M. Hyde has served as Vice President-Operations of the Company since April 1999. From August 1998 to April 1999, he served as Vice President - Operations of the

Company's Consumer Group. From October 1997 to August 1998, Mr. Hyde was a self-employed management consultant. From July 1996 to October 1997, Mr. Hyde was Vice President of Operations for Armor All Products, Inc. From October 1990 to July 1997, Mr. Hyde served as Vice President of Operations of Hi-Port, Inc. Mr. Hyde also served as Plant Manager of Hi-Port, Inc. from January 1989 to October 1996. Prior thereto, Mr. Hyde served in various capacities with Airco, Kinark Corporation and Ford Motor Company. Mr. Hyde is employed as Vice President-Operations under an employment agreement for a period ending July 31, 2000.

         Stephen J. Knoop was elected Vice President-Corporate Development on August 5, 1999. From June 1996 to August 1999, Mr. Knoop served as Director of Corporate Development of the Company. From 1990 to May 1996, Mr. Knoop was an associate at Calfee, Halter & Griswold LLP. Mr. Knoop is employed as Vice President-Corporate Development under an employment agreement for a period ending July 31, 2000.

         Ronald A. Rice was elected Vice President-Risk Management and Benefits and Assistant Secretary on August 5, 1999. From 1997 to August 1999, he served as Director of Risk Management and Employee Benefits, and from 1995 to 1997 he served as Director of Benefits. From 1985 to 1995, Mr. Rice served in various capacities with the Wyatt Company, most recently he served as Senior Account Manager from 1992 to 1995. Mr. Rice is employed as Vice President-Risk Management and Benefits under an employment agreement for a period ending July 31, 2000.

         Keith R. Smiley was elected Vice President on August 5, 1999, and has served as Treasurer of the Company since February 1997. From October 1993 to February 1997, he served as Controller of the Company. From January 1992 until February 1997, Mr. Smiley also served as the Company's Internal Auditor. Prior thereto, he was associated with Ciulla, Smith & Dale, LLP. Mr. Smiley is employed as Vice President-Treasurer under an employment agreement for a period ending July 31, 2000.

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

                    RANGE OF SALES PRICES AND DIVIDENDS PAID

                                                              Dividends Paid
       Fiscal 1999         High                Low                 Per Share
       -----------         ----                ---            --------------
       1st Quarter      $17-5/8             $12-3/4              $0.1120
       2nd Quarter       17                  12-7/8               0.1175
       3rd Quarter       16-1/2              12-7/8               0.1175
       4th Quarter       14-15/16            12-5/8               0.1175

                                                              Dividends Paid
       Fiscal 1998         High                Low                 Per Share
       -----------         ----                ---            --------------
       1st Quarter      $16-51/64           $14-3/32             $0.104
       2nd Quarter       16-51/64            14-29/32             0.112
       3rd Quarter       17-1/4              15                   0.112
       4th Quarter       18                  15-11/16             0.112

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

         The number of holders of record of RPM Common Shares as of August 20, 1999 was approximately 47,517.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated financial data of the Company for each of the five years during the period ended May 31, 1999. The data was derived from the annual Consolidated Financial Statements of the Company which have been audited by Ciulla, Smith & Dale, LLP, independent accountants.

                           FISCAL YEARS ENDED MAY 31,

                                                   1999           1998           1997            1996            1995
                                                   ----           ----           ----            ----            ----
(Amounts in thousands, except per share
 and percentage data)

Net sales                                       $1,712,154     $1,615,274     $1,350,537      $1,136,396      $1,030,736
Income before income taxes                         159,597        149,556        135,728         119,886         108,492
Net income                                          94,546         87,837         78,315          68,929          62,616
Return on sales %                                     5.5%            5.4            5.8             6.1             6.1
Basic earnings per share                              0.87           0.89           0.81            0.72            0.68
Diluted earnings per share                            0.86           0.84           0.76            0.69            0.65
Shareholders' equity                               742,876        567,337        493,398         445,915         350,469
Shareholders' equity per share                        6.83           5.75           5.07            4.68            3.83
Return on shareholders' equity %                     14.4%           16.6           16.7            17.3            18.8
Average shares outstanding                         108,731         98,527         97,285          95,208          91,571
Cash dividends paid                                 50,446         43,474         39,746          35,597          31,259
Cash dividends per share                             0.465          0.440          0.408           0.378           0.352
Retained earnings                                  359,011        314,911        270,465         231,896         199,527
Working capital                                    402,870        387,284        478,535         275,722         271,635
Total assets                                     1,737,236      1,685,917      1,633,228       1,155,076         965,523
Long-term debt                                     582,109        716,989        784,439         447,654         407,041
Depreciation and amortization                       62,135         57,009         51,145          42,562          37,123

---------------

Note: Acquisitions made by the Company during the periods presented may impact comparability from year to year. See Note A(2) of Notes to Consolidated Financial Statements, which appear elsewhere in this Annual Report on Form 10-K, for information concerning acquisitions for fiscal years 1999, 1998 and 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this item is set forth at pages 22 through 26 of the 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates since it funds its operations through long-and short-term borrowings and denominates its business transactions in a variety of foreign currencies. A summary of the Company's primary market risk exposures is presented below.

Interest Rate Risk

         The Company's primary interest rate risk exposure results from floating rate debt including various revolving credit and other lines of credit. At May 31, 1999, approximately 72% of the Company's total long-term debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1%) from May 31, 1999 rates, and assuming no changes in long-term debt from the May 31, 1999 levels, the additional annual expense would be approximately $4.2 million on a pre-tax basis. The Company currently does not hedge its exposure to this floating rate interest rate risk.

Foreign Currency Risk

         The Company's foreign sales and results of operations are subject to the impact of foreign currency fluctuations. As most of the Company's foreign operations are in countries with fairly stable currencies, such as the United Kingdom, Belgium and Canada, this effect has not been material. In addition, foreign debt is denominated in the respective foreign currency, thereby eliminating any related translation impact on earnings. If the dollar continues to strengthen, the Company's foreign results of operations will be negatively impacted, but the effect is not expected to be material. A 10% adverse change in foreign currency exchange rates would not have resulted in a material impact on the Company's net income for the fiscal year ended May 31, 1999. The Company does not currently hedge against the risk of exchange rate fluctuations.

Euro Currency Conversion

         On January 1, 1999, eleven of the fifteen members of the European Union adopted a new European currency unit (the "Euro") as their common legal currency. The participating countries' national currencies will remain legal tender as denominations of the Euro from January 1, 1999 through January 1, 2002, and the exchange rates between the Euro and such national currency units will be fixed. The Company has assessed the potential impact of the Euro currency conversion on its operating results and financial condition. The impact of pricing differences on country-to-country indebtedness is not expected to be material. The Company converted its European operations to the Euro currency basis effective June 1, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is set forth at pages 27 through 42 of the 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required by this item as to the Directors of the Company appearing under the caption "Election of Directors" in the Company's 1999 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 1999 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is set forth in the 1999 Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is set forth in the 1999 Proxy Statement under the heading "Share Ownership of Principal Holders and Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is set forth in the 1999 Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this 1999 Annual Report on Form 10-K:

         1. Financial Statements. The following consolidated financial statements of the Company and its subsidiaries and the report of independent auditors thereon, included in the 1999 Annual Report to Shareholders on pages 27 through 42, are incorporated by reference in Item 8:

         Independent Auditors' Report

         Consolidated Balance Sheets -
         May 31, 1999 and 1998

         Consolidated Statements of Income -
         years ended May 31, 1999, 1998 and 1997

         Consolidated Statements of Shareholders'
         Equity - years ended May 31, 1999, 1998
         and 1997

         Consolidated Statements of Cash Flows -
         years ended May 31, 1999, 1998 and 1997

         Notes to Consolidated Financial
         Statements (including Unaudited Quarterly
         Financial Information)

         2. Financial Statement Schedules. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of independent auditors thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the 1999 Annual Report to Shareholders:

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

         3. Exhibits.

                  See the Index to Exhibits at page E-1 of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K.

                  The Company filed a Current Report on Form 8-K, dated April 28, 1999, during the fourth fiscal quarter, to report that its Board of Directors had adopted a Shareholder Rights Plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  RPM, INC.

Date:  August 27, 1999                        By: /s/ Thomas C. Sullivan
                                                  --------------------------
                                                  Thomas C. Sullivan
                                                  Chairman of the Board and
                                                  Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title
-------------------

/s/ Thomas C. Sullivan            Chairman of the Board of
--------------------------        Directors and Chief Executive
Thomas C. Sullivan                Officer (Principal Executive Officer)


/s/ James A. Karman               Vice Chairman and a Director
--------------------------
James A. Karman


/s/ Frank C. Sullivan             President and a Director
--------------------------
Frank C. Sullivan


/s/ David P. Reif III             Vice President and Chief Financial Officer
--------------------------        (Principal Financial Officer)
David P. Reif III


/s/ Glenn R. Hasman               Vice President-Controller
--------------------------        (Principal Accounting Officer)
Glenn R. Hasman

/s/ Max D. Amstutz                Director
--------------------------
Max D. Amstutz


/s/ Edward B. Brandon             Director
--------------------------
Edward B. Brandon


/s/ Lorrie Gustin                 Director
--------------------------
Lorrie Gustin


/s/ E. Bradley Jones              Director
--------------------------
E. Bradley Jones


/s/ Donald K. Miller              Director
--------------------------
Donald K. Miller


/s/ John H. Morris, Jr.           Executive Vice President
--------------------------        and a Director
John H. Morris, Jr.


/s/ Kevin O'Donnell               Director
--------------------------
Kevin O'Donnell


/s/ William A. Papenbrock         Director
--------------------------
William A. Papenbrock


/s/ Albert B. Ratner              Director
--------------------------
Albert B. Ratner




Date:  August 27, 1999

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

     4.1 Specimen Certificate of Common Shares, without par value, of RPM, Inc., which is incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

     4.2 Specimen Note Certificate for 7.0% Senior Notes Due 2005, which is incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 as filed with the Commission on August 3, 1995.

     4.3 Specimen Note Certificate of Liquid Asset Notes With Coupon Exchange ("LANCEs(SM)") Due 2008, which is incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

     4.4 Rights Agreement by and between RPM, Inc. and Harris Trust and Savings Bank dated as of April 28, 1999, which is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A as filed with the Commission on May 11, 1999.

     4.5 Indenture, dated as of June 1, 1995, between RPM, Inc. and The First National Bank of Chicago, as trustee, with respect to the 7.0% Senior Notes Due 2005, which is incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 as filed with the Commission on August 3, 1995.

     4.6 First Supplemental Indenture, dated as of March 5, 1998 to the Indenture dated as of June 1, 1995, between RPM, Inc. and The First National Bank of Chicago, as trustee, with respect to the Liquid Asset Notes with Coupon Exchange ("LANCEs(SM)") due 2008, which is incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

     *10.1 Amended Employment Agreement, dated as of July 22, 1981, by and between RPM, Inc. and Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer, which is incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

    EXHIBIT NO.       DESCRIPTION
    -----------       -----------

     *10.1.1 Amendment to Amended Employment Agreement, dated as of August 5, 1999, by and between RPM, Inc. and Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer.

     *10.2 Amended Employment Agreement, dated as of July 22, 1981, by and between RPM, Inc. and James A. Karman, Vice Chairman, which is incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

     *10.2.1 Amendment to Amended Employment Agreement, dated as of August 5, 1999, by and between RPM, Inc. and James A. Karman, Vice Chairman.

     *10.3 Employment Agreement, dated as of July 15, 1992, by and between RPM, Inc. and Frank C. Sullivan, President, which is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

     *10.4 Form of Employment Agreement entered into by and between RPM, Inc. and each of John H. Morris, Jr., Executive Vice President, Kenneth M. Evans, Executive Vice President, P. Kelly Tompkins, Vice President, General Counsel and Secretary, David P. Reif III, Vice President and Chief Financial Officer, Charles P. Brush, Vice President - Environmental Affairs, Gordon M. Hyde, Vice President - Operations, Glenn R. Hasman, Vice President - Controller, Stephen J. Knoop, Vice President - Corporate Development, Ronald A. Rice, Vice President - Risk Management and Benefits and Keith Smiley - Vice President - Treasurer, which is incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.


     *10.4.1 Form of Amendments to Employment Agreements, dated as of August 5, 1999, by and between RPM, Inc. and each of Frank C. Sullivan, President, P. Kelly Tompkins, Vice President, General Counsel and Secretary, David P. Reif III, Vice President and Chief Financial Officer and Glenn R. Hasman, Vice President - Controller.

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

    EXHIBIT NO.       DESCRIPTION
    -----------       -----------


     *10.7.1 Amendment No. 1 to RPM, Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.7.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

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

     *10.10 RPM, Inc. Board of Directors' Deferred Compensation Agreement, as amended and restated.

     *10.11    RPM, Inc. Deferred Compensation Plan for Key Employees.

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

      11.1     Computation of Net Income per Common Share.

      13.1     Financial Statements contained in 1999 Annual Report to
               Shareholders.

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE




To The Board of Directors and
  Shareholders
RPM, Inc. and Subsidiaries
Medina, Ohio



The audits referred to in our report to the Board of Directors and Shareholders of RPM, Inc. and Subsidiaries dated July 6, 1999, relating to the consolidated financial statements of RPM, Inc. and Subsidiaries included the audit of the schedule listed under Item 14 of Form 10-K for each of the three years in the period ended May 31, 1999. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.


/s/ Ciulla Smith & Dale LLP
Ciulla, Smith & Dale, LLP

JULY 6, 1999

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES            Schedule II
           ----------------------------------------------
                                 (In thousands)

                                                                  Additions
                                                                 Charged To
                                                 Balance at      Selling and                                             Balance at
                                                 Beginning       General and                                                 End
                                                 Of Period      Administrative     Acquisitions      Deductions          Of Period
Year Ended May 31, 1999                          ---------      --------------     ------------      ----------          ---------
-----------------------
    Allowance for doubtful accounts              $ 12,718          $  6,205          $    584         $  5,259  (1)       $ 14,248
                                                 ========          ========          ========         ========            ========
    Accrued loss reserves - Current              $ 43,332          $ 10,248          $    363         $  4,647  (2)       $ 49,296
                                                 ========          ========          ========         ========            ========
    Accrued warranty reserves -
      Long-term                                  $ 23,496          $ (1,204)         $                $  3,476  (2)       $ 18,816
                                                 ========          ========          ========         ========            ========
    Accrued restructuring reserves               $  5,719          $                 $                $  4,081  (3)       $  1,638
                                                 ========          ========          ========         ========            ========

Year Ended May 31, 1998
-----------------------
    Allowance for doubtful accounts              $ 12,006          $  5,930          $    642         $  5,860  (1)       $ 12,718
                                                 ========          ========          ========         ========            ========
    Accrued loss reserves - Current              $ 37,699          $ 14,545          $                $  8,912  (2)       $ 43,332
                                                 ========          ========          ========         ========            ========
    Accrued warranty reserves -
      Long-term                                  $ 14,885          $  2,741          $  8,654         $  2,784  (2)       $ 23,496
                                                 ========          ========          ========         ========            ========
    Accrued restructuring reserves               $    648          $                 $  6,841         $  1,770  (3)       $  5,719
                                                 ========          ========          ========         ========            ========

Year Ended May 31, 1997
-----------------------
    Allowance for doubtful accounts              $  9,993          $  4,701          $  1,620         $  4,308  (1)        $ 12,006
                                                 ========          ========          ========         ========             ========
    Accrued loss reserves - Current              $ 33,731          $ 14,353          $  4,908         $ 15,293  (2)        $ 37,699
                                                 ========          ========          ========         ========             ========
    Accrued warranty reserves -
      Long-term                                  $                 $                 $ 15,356         $    471  (2)        $ 14,885
                                                 ========          ========          ========         ========             ========
    Accrued restructuring reserves               $                 $                 $  1,659         $  1,011  (3)        $    648
                                                 ========          ========          ========         ========             ========


                (1) Uncollectible accounts written off, net of recoveries
                (2) Primarily claims paid during the year
                (3) Restructuring initiatives completed during the year