Form 10-Q
period 1999-08-31
RPM INC/OH/
filed 1999-10-15
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 1999 or
            ----------------------------------------------
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________.

Commission File No. 0-5132
                    ------
                                    RPM, INC.
--------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)


             Ohio                                                     34-6550857
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 777;  2628 Pearl Road; Medina, Ohio                               44258
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number including area code                (330) 273-5090
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

     As of October 12, 1999, 108,020,367 RPM, Inc. Common Shares were outstanding.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------



                                      INDEX
                                      -----


         PART I.  FINANCIAL INFORMATION                                                                  Page No.
         ------------------------------                                                                  --------

         Consolidated Balance Sheets
           August 31, 1999 and May 31, 1999                                                                 3

         Consolidated Statements of Income
            Three Months Ended
            August 31, 1999 and August 31, 1998                                                             4

         Consolidated Statements of Cash Flows
            Three Months Ended
            August 31, 1999 and August 31, 1998                                                             5

         Notes to Consolidated Financial Statements                                                         6

         Management's Discussion and Analysis of Results
             For Operations and Financial Condition                                                         8

         PART II.  OTHER INFORMATION                                                                       13
         ---------------------------

                         PART I. -- FINANCIAL INFORMATION                      3
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

                                               ASSETS
                                               ------
                                                                       August 31, 1999      May 31, 1999
                                                                       ----------------    ----------------

Current Assets
  Cash and short-term investments                                      $         34,492    $         19,729
  Trade accounts receivable (less allowance for doubtful
    accounts $17,009 and $14,248)                                               392,710             362,611
  Inventories                                                                   256,362             242,445
  Prepaid expenses and other current assets                                      88,792              80,634
                                                                       ----------------    ----------------
    Total current assets                                                        772,356             705,419
                                                                       ----------------    ----------------

Property, Plant and Equipment, At Cost                                          635,764             572,690
  Less: accumulated depreciation and amortization                               243,875             232,993
                                                                       ----------------    ----------------
    Property, plant and equipment, net                                          391,889             339,697
                                                                       ----------------    ----------------

Other Assets
  Costs of businesses over net assets acquired, net of amortization             586,715             425,951
  Intangible assets, net of amortization                                        330,061             232,556
  Other                                                                          35,103              33,613
                                                                       ----------------    ----------------
    Total other assets                                                          951,879             692,120
                                                                       ----------------    ----------------

Total Assets                                                           $      2,116,124    $      1,737,236
                                                                       ================    ================

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------

Current Liabilities
  Current portion of long term debt                                    $          6,473    $          3,764
  Notes and accounts payable                                                    139,549             131,118
  Accrued compensation and benefits                                              64,533              58,277
  Accrued loss reserves                                                          45,373              49,296
  Other accrued liabilities                                                      49,677              50,843
  Restructuring reserve                                                          40,870
  Income taxes payable                                                            3,846               9,251
                                                                       ----------------    ----------------
    Total current liabilities                                                   350,321             302,549
                                                                       ----------------    ----------------

Long-term Liabilities
  Long-term debt, less current maturities                                       865,813             582,109
  Deferred income taxes                                                          97,211              53,870
  Other long-term liabilities                                                    65,450              55,832
                                                                       ----------------    ----------------
    Total long-term liabilities                                               1,028,474             691,811
                                                                       ----------------    ----------------

Shareholders' Equity
  Common shares,  stated value $.015 per share;
    authorized 200,000,000 shares;
    outstanding 109,480,000 and
    109,443,000 shares, respectively                                              1,614               1,613
  Paid-in capital                                                               423,557             423,204
  Treasury shares, at cost                                                      (17,118)            (17,044)
  Accumulated other comprehensive loss                                          (24,159)            (23,908)
  Retained earnings                                                             353,435             359,011
                                                                       ----------------    ----------------
            Total shareholders' equity                                          737,329             742,876
                                                                       ----------------    ----------------

Total Liabilities And Shareholders' Equity                             $      2,116,124    $      1,737,236
                                                                       ================    ================


The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES                          4
                           --------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                    (In thousands, except per share amounts)





                                            Three Months Ended August 31,
                                            -----------------------------

                                                 1999       1998
                                               --------   --------


Net Sales                                      $495,542   $448,132

Cost of Sales                                   269,579    243,730
                                               --------   --------

Gross Profit                                    225,963    204,402

Selling, General and Administrative Expenses    158,762    141,280

Restructuring Charge                             45,000

Interest Expense, Net                             9,889      9,748
                                               --------   --------

Income Before Income Taxes                       12,312     53,374

Provision for Income Taxes                        5,048     22,150
                                               --------   --------

Net Income                                     $  7,264   $ 31,224
                                               ========   ========




Basic earnings per common share                $   0.07   $   0.30
                                               ========   ========


Diluted earnings per common share              $   0.07   $   0.29
                                               ========   ========


Dividends per common share                     $ 0.1175   $  0.112
                                               ========   ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES                          5
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                    (In thousands, except per share amounts)

                                                                        Three Months Ended August 31,
                                                                        ----------------------------

                                                                            1999            1998
                                                                        ------------    ------------

Cash Flows From Operating Activities:
  Net Income                                                            $      7,264    $     31,224
  Depreciation and amortization                                               17,909          14,273
  Items not affecting cash and other                                          (2,803)         (2,201)
  Changes in working capital                                                  25,788         (10,297)
                                                                        ------------    ------------

                                                                              48,158          32,999
                                                                        ------------    ------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                        (13,407)         (8,166)
  Acquisition of new businesses, net of cash                                (292,513)        (20,388)
                                                                        ------------    ------------

                                                                            (305,920)        (28,554)
                                                                        ------------    ------------


Cash Flows From Financing Activities:
  Proceeds from stock option exercises                                           354           1,267
  Repurchase of common shares                                                    (74)
  Increase (decrease) in debt                                                285,085          13,661
  Dividends                                                                  (12,840)        (11,637)
                                                                        ------------    ------------

                                                                             272,525           3,291
                                                                        ------------    ------------


Net Increase (Decrease) in Cash                                               14,763           7,736


Cash at Beginning of Period                                                   19,729          40,783
                                                                        ------------    ------------


Cash at End of Period                                                   $     34,492    $     48,519
                                                                        ============    ============




Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------


Conversion of Debt to Equity                                                            $    157,042

Interest accreted on Convertible Debt Securities                                        $      1,696



The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES                          6
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 AUGUST 31, 1999
                                 ---------------
                                   (Unaudited)
                                   -----------

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three months ended August 31, 1999. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1999.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE B - INVENTORIES
--------------------

Inventories were composed of the following major classes:

                                                                  August 31, 1999 (1)                May 31, 1999
                                                                -------------------------      -------------------------

         Raw material and supplies                                           $85,467,000                    $80,827,000
         Finished goods                                                      170,895,000                    161,618,000
                                                                =========================      =========================
                                                                            $256,362,000                   $242,445,000
                                                                =========================      =========================

(1) Estimated, based on components at May 31, 1999.

NOTE C - ACQUISITIONS
---------------------

On August 31, 1999, the Company acquired all of the outstanding shares of DAP Products Inc. ("DAP"). DAP, headquartered in Baltimore, Maryland, is a leading manufacturer of sealants, caulks, patch and repair compounds, wood preservatives and water repellents and adhesives, for the retail do-it-yourself market.

This acquisition has been accounted for by the purchase method of accounting. The following data summarizes, on an unaudited pro-forma basis, the combined results of operations of the companies for the three months ended August 31, 1999 and August 31, 1998. The pro-forma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies.

                                                                             Three Months Ended August 31,
                                                                --------------------------------------------------------
                                                                          1999                           1998
                                                                -------------------------      -------------------------

         Net Sales                                                         $ 539,580,000                  $ 510,045,000
                                                                =========================      =========================
         Net Income                                                          $ 6,950,000 *                 $ 29,841,000
                                                                =========================      =========================
         Basic earnings per common share                                            $.06 *                         $.29
                                                                =========================      =========================
         Diluted earnings per common share                                          $.06 *                         $.27
                                                                =========================      =========================


* including the $26,550,000 after-tax restructuring charge, or $0.24 per share.

                           RPM, INC. AND SUBSIDIARIES                          7
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 AUGUST 31, 1999
                                 ---------------
                                   (Unaudited)
                                   -----------


NOTE D - COMPREHENSIVE INCOME

As of June 1, 1998, the Company adopted SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income. SFAS No. 130 requires other comprehensive income to include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities which, prior to adoption, were reported separately. Accordingly, total comprehensive income, comprised of net income and other comprehensive loss, amounted to $7,013,000, including the $26,550,000 after-tax restructuring charge, and $29,253,000 during the first quarter of fiscal years 2000 and 1999, respectively.

NOTE E - RESTRUCTURING CHARGE

In August 1999, the Company recorded a restructuring charge of $45,000,000 ($26,550,000 after tax, or $.24 per diluted share). Included in this total are facility closures and write-downs of property, plant and equipment of $21,000,000, write-downs of intangibles of $3,400,000, severance and other employee related costs of $17,000,000, and contract exit and termination costs of $3,600,000.

As of August 31, 1999, the Company has paid or incurred $4,130,000 related to these charges. The Company anticipates that substantially all of the remaining restructuring and plant rationalization costs will be paid or incurred by May 31, 2001.

                                              August 1999 Charge         Utilized Through 8/31/99         Balance at 8/31/99
                                           --------------------------    -------------------------     -------------------------
Property, plant and equipment                           $ 21,000,000                  $ 1,001,000                  $ 19,999,000
Intangibles                                                3,400,000                    2,851,000                       549,000
Severance Costs                                           17,000,000                      278,000                    16,722,000
Exit and termination costs                                 3,600,000                          ---                     3,600,000
                                           --------------------------    -------------------------     -------------------------
                                                        $ 45,000,000                  $ 4,130,000                  $ 40,870,000
                                           ==========================    =========================     =========================

The facility closure costs represent estimated losses on the closure and sale of facilities, primarily in North America. The charge for property, plant and equipment represents write-downs to net realizable value of less efficient and duplicate machinery and equipment not needed in the combined restructured manufacturing operations. The severance and other employee related costs provide for a reduction of approximately 730 employees related to the facility closures and the streamlining of operations related to cost reduction initiatives. The costs of exit and contract termination costs are comprised primarily of non-cancelable lease obligations on the facilities to be closed. Approximately $1,900,000 of the property, plant and equipment write-down, $2,700,000 of the intangible write-down, $1,600,000 of the severance costs to be incurred and $2,600,000 of the exit and termination costs to be incurred, or approximately $8,800,000 in total, are related to the purchase of DAP Products Inc. (Note C), which rendered these assets and contracts redundant.

                                                                               8
ITEM 2.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION THREE MONTHS ENDED AUGUST 31, 1999

Reportable Segment Information
--------------------------------------------------------------------------------

Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, was adopted by the Company effective May 31, 1999. This Standard requires disclosure of segment information using the management approach, or the basis used internally to evaluate operating performance and to decide resource allocations. Comparative first quarter results on this basis are as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                  Quarter Ended August 31,
                                                                                            (000s)
                                                                       ---------------------------------------------
                                                                                    1999                 1998
--------------------------------------------------------------------------------------------------------------------

Net External Sales

     Industrial Division                                                            $302,009               $280,825
     Consumer Division                                                               193,533                167,307
                                                                       ---------------------- ----------------------

          Totals:                                                                   $495,542               $448,132
                                                                       ====================== ======================

Earnings Before Interest and Taxes (EBIT)
                                                                (2)                     (1)
     Industrial Division                                      $46,873                $32,873                $47,325
     Consumer Division                                         23,375                (5,925)                 17,905
     Corporate/Other                                          (3,047)                (4,747)                (2,418)
                                                   ------------------- ---------------------- ----------------------

          Totals:                                             $67,201                $22,201                $62,812
                                                   =================== ====================== ======================

Identifiable Assets                                                                                    May 31, 1999
                                                                                                       ------------

     Industrial Division                                                          $1,028,030             $1,102,531
     Consumer Division                                                             1,038,753                586,846
     Corporate/Other                                                                  49,341                 47,859
                                                                       ---------------------- ----------------------

          Totals:                                                                 $2,116,124             $1,737,236
                                                                       ====================== ======================


--------------------------------------------------------------------------------------------------------------------


(1)  =   as reported, including restructuring charge
(2)  =   pro forma, before restructuring charge

--------------------------------------------------------------------------------

                                                                               9
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The Company's sales and earnings were ahead 11% and 8%, respectively, in the first quarter compared to last year, before a $45 million pre-tax restructuring charge, further discussed below. Including the restructuring charge, earnings were 77% lower than last year's first quarter.

On August 3, 1999, the Company completed its acquisition of DAP Products Inc. and DAP Canada Corp. (collectively "DAP"), head-quartered in Baltimore, Maryland. DAP has annual sales of approximately $250 million, and is a leading North American manufacturer and marketer of caulks and sealants, spackling and glazing compounds, contact cements, and other specialty adhesives. DAP is reported within the Consumer Division and is expected to be neutral to the Company's earnings results in Fiscal Year 2000, but will contribute thereafter.

The DAP acquisition accounted for approximately 45% of the first quarter sales increase. The Company's existing operations and several product line additions generated the balance of the sales increase, almost entirely from higher unit volume as pricing adjustments have been essentially flat. Exchange rate differences had a very slight negative effect on year-to-year sales. Sales may continue to be negatively affected if the dollar continues to strengthen.

Internal growth within the Industrial Division continued at the last year rate of approximately 2.5% through the first quarter. Internal growth within the Consumer Division improved to nearly 3.5% during the first quarter, mainly from the timing of orders between periods, despite continued weakness in the automobile aftermarket. Internal growth in general, however, continued slower than planned from a slowdown in North American new construction, weak exports to a number of still-depressed overseas economies, and weather-related factors.

The gross profit margin remained at 45.6% of sales. The Industrial Division improved to 46.2% from 45.6%, mainly from continuing margin improvements at Tremco, while the Consumer Division moved from 45.7% a year ago to 44.7% this quarter, from lower margins at DAP. Raw material price changes have not been a significant factor this year, and the Company remains confident that raw material prices will continue to be effectively managed in the foreseeable future.

Selling, general and administrative expenses of 32.0% of sales compare with 31.6% a year ago. The Industrial Division expenses increased to 30.6% of sales from 28.7%, while the Consumer Division expenses decreased to 32.6% from 35.0% in 1999. Both Divisions continued with product and market development, promotional and other growth-related initiatives to set the stage for stronger sales growth in the future, including E-Commerce related initiatives within Corporate/Other. There were also a number of timing differences on certain expenses between years, such as legal and insurance-related issues having a $2.3 million favorable impact on the Industrial Division a year ago. The Consumer Division benefited mainly from increased volume coupled with good expense control, and from a lower SG&A percentage at DAP.

On August 9, 1999, the Company announced a restructuring program to generate manufacturing, distribution, and administrative efficiencies, and to better position the Company for increased profitability and long-term growth. This program is responsible for the $45 million pre-tax ($.24 per share after-tax) restructuring charge in the first quarter, but the restructuring is expected to generate annualized pre-tax savings of $23 million ($.13 per share after-tax), once completed. These savings will phase in over the next two years, with the full savings expected beginning in fiscal 2002. Through the first quarter, the Company had paid or incurred $4.1 million of these charges, primarily associated with the write-down of certain designated property and intangibles (refer to Note E). The net cash requirements of the restructuring program are estimated to be approximately $4 million. The Company also plans to divest non-core product lines with annual sales of

--------------------------------------------------------------------------------

                                                                              10
approximately $100 million over the next two years, but with no net loss anticipated from these transactions.

Principally because of the restructuring charge, EBIT declined dramatically in both Divisions and Corporate/Other from last year's first quarter. Without the restructuring charge, the Consumer Division generated 31% EBIT growth this first quarter, nearly evenly split between internal growth and from DAP, while the timing differences within SG&A expenses affected the Industrial Division EBIT, which declined 1%, and Corporate/Other expenses increased 26%, primarily from the growth initiatives cited above.

Net interest expense increased $.5 million, primarily from increased indebtedness to acquire DAP and to repurchase common shares of the Company (refer to Liquidity and Capital Resources - Financing Activities). These increases were partly offset by interest saved from the August 10, 1998 redemption of the Company's convertible debt securities, which lowered interest expense by $1.3 million this quarter, and from slightly lower interest rates than a year ago.

Before the restructuring charge, earnings increased 8% on the 11% sales increase, with the margin declining to 6.8% from 7.0% a year ago, primarily from the impact of DAP and its acquisition costs. Approximately one-half of the (pre-restructuring charge) growth in diluted earnings per share was internal, within the Consumer Division, with the balance of growth being acquisition-related. The issuance of 10.1 million common shares in connection with the August 10, 1998 redemption of the Company's convertible debt securities negatively impacted the calculation of basic earnings per share compared with last year, while the averaging of shares repurchased as of August 31, 1999 had a favorable impact. The restructuring charge reduced net earnings by $26.5 million, and both basic and diluted earnings per share by $.24.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

CASH PROVIDED FROM OPERATIONS
-----------------------------

The Company generated cash from operations of $48.2 million during the first quarter, compared with $33 million a year ago. The restructuring charge and its related current liability are the major impacts to net income and changes in working capital, respectively, between periods. Other than normal timing differences within the balance sheet, certain inventories had been built up during fiscal 1998 and into 1999 to accommodate increased retail business in the Consumer Division. These built-up inventory levels have since been reduced significantly, along with accounts receivable and other inventories in both Divisions, in order to conserve working capital.

The Company's strong cash flow from operations continues to be its primary source of financing internal growth, with limited use of short-term credit.

INVESTING ACTIVITIES
--------------------

The Company is not capital intensive, and capital expenditures generally do not exceed depreciation and amortization in a given year. Capital expenditures are made primarily to accommodate the Company's continued growth through improved production and distribution efficiencies and capacity, and to enhance administration.

The investment of $293 million in new businesses this quarter reflects the acquisition of DAP, net of cash acquired. The Company historically has acquired complementary businesses, and this trend is expected to continue.

FINANCING ACTIVITIES
--------------------

In January 1999, the Company announced the authorization of a share repurchase program, allowing repurchase of up to 5 million of the Company's common shares over a period of 12 months. As of October 7, 1999, the Company had repurchased approximately 2.8 million of its common shares at an average price of approximately $12.86 per share. On October 8, 1999, the Company announced the authorized expansion of the repurchase program to a total of 10 million common shares.

The acquisition of DAP was financed with a bridge loan arranged through one of the Company's lead banks. This transaction has

--------------------------------------------------------------------------------

                                                                              11
since been refinanced through a $700 million commercial paper program, fully backed by the Company's existing $300 million revolving credit facility, plus a new $400 million revolving credit facility. As a result of this transaction, the Company's debt to capital ratio has increased to 54% from 44% at May 31, 1999.

The stronger dollar effect on the Company's foreign net assets has tended to reduce shareholders' equity, and this trend could continue if the dollar continues to strengthen and the growth of foreign net assets continues.

The Company maintains excellent relations with its banks and other financial institutions to further enable the financing of future growth opportunities.

OTHER MATTERS
--------------------------------------------------------------------------------

YEAR 2000 READINESS DISCLOSURE
------------------------------

The Company has substantially completed its Year 2000 remediation efforts, including testing, and does not anticipate disruptions in any of its operations as a result of the Year 2000. In addition, based on polling the Year 2000 preparedness of key third parties, the Company does not anticipate disruptions in those areas. As a result, the Company does not foresee the need to execute any contingency plans.

The Company's most reasonably likely worst case scenario, should the Company or its key suppliers, customers or service providers fail to resolve the Year 2000 issue, would be a short-term slowdown or cessation of manufacturing operations at one or more of its facilities and a short-term inability of the Company to process orders and billings in a timely manner, and to deliver product to customers.

The Company does not expect that any third party material to its business will be determined not to be Year 2000 compliant. If the Company determines that a third party with whom the Company has a material relationship is not Year 2000 compliant, the Company will: (a) investigate whether or not such noncompliance will affect the Company's relationship with such third party, and (b) if such relationship is materially impaired by a lack of Year 2000 compliance, the Company will seek a similarly situated party to provide the relevant products, supplies or services to the Company.

The Company has been able to complete its efforts within the $5,500,000 budget and does not anticipate any further significant costs in this area. All Year 2000 costs have been and are expected to continue to be funded from the Company's operating cash flow.

ENVIRONMENTAL MATTERS
---------------------

Environmental obligations continue to be appropriately addressed and, based upon the latest available information, it is not anticipated that the outcome of such matters will materially affect the Company's results of operations or financial condition.

FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the price and supply of raw materials, particularly titantium dioxide, certain resins, aerosols and solvents; (b) continued growth in demand for the Company's products; (c) environmental liability risks inherent in the chemical coatings business; (d) the effect of changes in interest rates; (e) the effect of fluctuations in currency


--------------------------------------------------------------------------------

                                                                              12
exchange rates upon the Company's foreign operations; (f) the potential impact of the Euro currency conversion; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to political, social, economic and regulatory factors; (h) future acquisitions and the Company's ability to effectively integrate such acquisitions; (i) the potential future impact of Year 2000 related software conversion issues; the potential impact of the Company's suppliers, customers and other third parties ability to identify and resolve their own Year 2000 obligations in such a way as to allow them to continue normal business operations or furnish raw materials, products, services or data to the Company and its operating companies without interruption; the potential impact of manufacturers of the Company's computer systems and software representations as to their Year 2000 status; and the potential impact of the Company's own Year 2000 investigation, remediation, testing and systems implementation efforts; and
(j) the ability of the Company to realize the projected pre-tax savings associated with the restructuring and consolidation program, and to divest non-core product lines.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-----------------------------------------------------------------

MARKET RISK
--------------------------------------------------------------------------------

The Company is exposed to market risk from changes in interest rates and foreign exchange rates since it funds its operations through long- and short-term borrowings and denominates its business transactions in a variety of foreign currencies. There were no material changes in the Company's exposure to market risk from May 31, 1999.

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
PART II
-------

ITEM 1 -- LEGAL PROCEEDINGS
---------------------------

Bondex.
-------

As previously reported, Bondex International, Inc., a wholly-owned subsidiary of the Company ("Bondex"), was one of numerous corporate defendants in 395 then pending asbestos-related bodily injury lawsuits filed on behalf of various individual in various jurisdictions of the United States. Subsequently, an additional 104 such cases have been filed and 75 such cases which had been filed were dismissed with prejudice without payment pursuant to summary judgment or stipulation of the parties, leaving a total of 424 such cases pending. Bondex continues to deny liability in all asbestos-related lawsuits and continues to vigorously defend them. Under a cost-sharing agreement among Bondex and its insurers, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments, if any, with Bondex responsible for the balance. The Company believes that the ultimate resolution of the matters will not have a material adverse effect on the Company's financial position or results of operations.

Dryvit.
-------

As previously reported, Dryvit Systems, Inc., a wholly-owned subsidiary of the Company ("Dryvit"), is a defendant or co-defendant in numerous separate but related lawsuits, some of which have sought to certify classes comprised of owners of structures clad with exterior insulated finish systems ("EIFS") products manufactured by Dryvit and other EIFS manufacturers.

On September 27, 1999, Dryvit reached a tentative settlement of the North Carolina class-action styled Ruff et al. v. Parex, Inc. et al. The preliminary settlement is subject to the parties entering into a definitive settlement agreement; a fairness hearing; and final approval by the North Carolina state court. Although the court has ordered the parties to maintain confidentiality, the essential terms of the settlement will provide for a cash payment of $6 per square foot to eligible North Carolina homeowners who demonstrate the requisite level of moisture damage as verified by an independent inspection process. Attorney fees for plaintiffs' counsel will be determined by the court upon application by class counsel and will be awarded separately from settlement amounts paid to members of the class. Based upon the material terms of the proposed settlement and the anticipated final settlement agreement and attorney fee award, the Company does not believe the Ruff settlement will have a material adverse effect on the Company's financial position or results of operation.

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 2 -- CHANGES IN SECURITIES
-------------------------------

(c)      Recent Sales of Unregistered Securities.

         No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the period covered by this Quarterly Report on Form 10-Q other than the following:

         (i) On August 3, 1999, the Company issued 127,068 Common Shares to certain of its officers and other employees pursuant to the RPM, Inc. 1997 Restricted Stock Plan (the "Restricted Stock Plan"). Such shares are restricted pursuant to the terms of the Restricted Stock Plan. The issuance of such shares was made to individuals who were participants in the RPM, Inc. Benefit Restoration Plan and such awards were designed to replace cash benefit payments being canceled under the RPM, Inc. Benefit Restoration Plan. Consequently, no additional consideration was received by the Company for such issuance. The dollar value of the restricted share awards was based on the closing price of the Company's Common Shares on April 28, 1999, of $13.0625 per share. Registration under the Securities Act of 1933 was not effected with respect to the transaction described above in reliance upon the exemption from the registration contained in Section 4(2) of the Securities Act of 1933.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------


         (a)      Exhibits
                  --------

                  Official Exhibit Number                   Description
                  -----------------------                   -----------

                      2.1 Stock Purchase Agreement dated as of July 9, 1999, by and among the Company, Wassall DAP
                                                Holdings B.V. and Wassall PLC,
                                                which is incorporated by
                                                reference to Exhibit 2.1 to the
                                                Company's Current Report on Form
                                                8-K, dated August 4, 1999.

                      4.1 Form of Fixed Rate Promissory Note by and between the Company and The Chase Manhattan Bank, which is incorporated by

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

                                                reference to Exhibit 4.1 to the
                                                Company's Current Report on Form
                                                8-K, dated August 4, 1999.

                      10.1 Credit Agreement, dated as of July 29, 1999, among RPM, Inc., the financial institutions referred to therein and The
                                                Chase Manhattan Bank as
                                                administrative agent.

                      10.2 Multicurrency Credit Agreement, dated as of August 24, 1999, among Carbolinc Europe Ltd.,
                                                Martin Mathys N.V., Radiant
                                                Color N.V., RPM Belgium N.V.,
                                                RPM Europe B.V., RPM Holdings UK
                                                Ltd., RPM/Lux Consult S.A., RPOW
                                                (France) S.A., RPOW UK Ltd.,
                                                Stonhard Deutschland GmbH,
                                                Tremco Ltd., RPM, Inc. and
                                                Deutsche Bank S.A., and Deutsche
                                                Bank AG London

                      10.3 Commercial Paper Placement Agency Agreement, dated as of
                                                August 10, 1998, between RPM,
                                                Inc. and Chase Securities, Inc.
                                                (similar forms of agreement were
                                                also executed with Banc One
                                                Capital Markets, Inc. and Banc
                                                of America Securities LLC).

                      10.4 Retirement Letter Agreement, dated August 23, 1999, between John H. Morris and RPM, Inc.

                      11.1                      Statement regarding computation
                                                of per share earnings

                      27.1                      Financial Data Schedule.

         (b)      Reports on Form 8-K
                  -------------------

                  The Company filed the following Current Reports on Form 8-K, during the three months ended August 31, 1999:

                  (i) Current Report on Form 8-K, dated August 4, 1999, to report the acquisition of DAP Products Inc. and DAP Canada Corp.; and

                  (ii) Current Report on Form 8-K, dated August 9, 1999, to file news releases reporting the financial results for fiscal year 1999, the Company's consolidation and reorganization program, and the Company's management reorganization.

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

                                            RPM, Inc.



                                            By  /s/  Thomas C. Sullivan
                                               ------------------------
                                            Thomas C. Sullivan
                                            Chairman & Chief Executive Officer



                                            By  /s/  Glenn R. Hasman
                                                --------------------
                                            Glenn R. Hasman
                                            Vice President - Controller

Date:  10/15/99