Form 10-Q
period 1999-11-30
RPM INC/OH/
filed 2000-01-14
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



 X       Quarterly Report Pursuant to Section 13 of 15(d) of the Securities
---- Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999 or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period From ________ to
         ________.

Commission File No.   1-14187
                      -------
                                    RPM, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Ohio                                              34-6550857
---------------------------------                          -------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                            Identification No.)


P.O. Box 777; 2628 Pearl Road; Medina, Ohio                      44258
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number including area code            (330) 273-5090
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

                                                       Yes   X       No     .
                                                           -----         -----

                             As of January 12, 2000,
              106,521,447 RPM Inc. Common Shares were outstanding.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------


                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                   PAGE NO.
------------------------------                                   --------


Consolidated Balance Sheets
    November 30, 1999 and May 31, 1999                              3

Consolidated Months Statements of Income
    Six Months and Three Months                                     4
    Ended November 30, 1999 and 1998

Consolidated Statements of Cash Flows
    Six Months Ended November 30, 1999 and 1998                     5

Notes to Consolidated Financial Statements                          6

Management's Discussion and Analysis of Results                     9
    for Operations and Financial Condition


PART II.  OTHER INFORMATION                                         15
---------------------------




                                          PART I. -- FINANCIAL INFORMATION                                                       3
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

                                                       ASSETS
                                                       ------
                                                                                NOVEMBER 30, 1999     MAY 31, 1999
                                                                                -----------------    --------------

Current Assets
  Cash and short-term investments                                                      $29,165             $19,729
  Trade accounts receivable (less allowance for doubtful
    accounts $18,157 and $14,248)                                                      360,311             362,611
  Inventories                                                                          242,491             242,445
  Prepaid expenses and other current assets                                             85,895              80,634
                                                                                ---------------       -------------
    Total current assets                                                               717,862             705,419
                                                                                ---------------       -------------

Property, Plant and Equipment, At Cost                                                 647,138             572,690
  Less: accumulated depreciation and amortization                                      251,979             232,993
                                                                                ---------------       -------------
    Property, plant and equipment, net                                                 395,159             339,697
                                                                                ---------------       -------------

Other Assets
  Costs of businesses over net assets acquired, net of amortization                    583,040             425,951
  Intangible assets, net of amortization                                               324,108             232,556
  Other                                                                                 37,673              33,613
                                                                                ---------------       -------------
    Total other assets                                                                 944,821             692,120
                                                                                ---------------       -------------

Total Assets                                                                        $2,057,842          $1,737,236
                                                                                ===============       =============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------

Current Liabilities
  Current portion of long term debt                                                     $7,355              $3,764
  Notes and accounts payable                                                           124,797             131,118
  Accrued compensation and benefits                                                     56,854              58,277
  Accrued loss reserves                                                                 46,147              49,296
  Other accrued liabilities                                                             52,963              50,843
  Restructuring reserve                                                                 36,356
  Income taxes payable                                                                 (14,766)              9,251
                                                                                ---------------       -------------
    Total current liabilities                                                          309,706             302,549
                                                                                ---------------       -------------

Long-term Liabilities
  Long-term Debt, less current maturities                                              867,142             582,109
  Deferred income taxes                                                                 99,275              53,870
  Other long-term liabilities                                                           65,664              55,832
                                                                                ---------------       -------------
    Total long-term liabilities                                                      1,032,081             691,811
                                                                                ---------------       -------------

Shareholders' Equity
  Common shares,  stated value $.015 per share;
    authorized 200,000,000 shares;
    outstanding 107,607,000
    and 110,739,000 shares, respectively                                                 1,614               1,613
  Paid-in capital                                                                      423,714             423,204
  Treasury shares, at cost                                                             (42,135)            (17,044)
  Retained earnings                                                                    360,591             359,011
  Accumulated other comprehensive income:
       Cumulative translation adjustment                                               (27,729)            (23,908)
                                                                                ---------------       -------------
            Total shareholders' equity                                                 716,055             742,876
                                                                                ---------------       -------------

Total Liabilities and Shareholders' Equity                                          $2,057,842          $1,737,236
                                                                                ===============       =============


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

                                                                                                                    4
                                                                  RPM, INC. AND SUBSIDIARIES
                                                                  --------------------------
                                                               CONSOLIDATED STATEMENTS OF INCOME
                                                               ---------------------------------
                                                                          (UNAUDITED)

                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                             SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                                NOVEMBER 30,                      NOVEMBER 30,
                                                   -----------------------------------   ----------------------------

                                                         1999                 1998            1999            1998
                                                   ----------------    ---------------   --------------    ----------

Net Sales                                                 $995,959           $863,857         $500,417      $415,725

Cost of Sales                                              555,720            471,572          286,141       227,842
                                                   ----------------    ---------------   --------------    ----------

Gross Profit                                               440,239            392,285          214,276       187,883

Selling, General and Administrative
    Expenses                                               324,904            285,160          165,492       143,570

Restructuring Charge                                        45,000

Interest Expense, Net                                       23,507             17,565           13,618         8,127
                                                   ----------------    ---------------   --------------    ----------

Income Before Income Taxes                                  46,828             89,560           35,166        36,186

Provision for Income Taxes                                  19,200             36,624           14,418        14,474
                                                   ----------------    ---------------   --------------    ----------

Net Income                                                 $27,628            $52,936          $20,748       $21,712
                                                   ================    ===============   ==============    ==========




Basic earnings per common share                              $0.25              $0.49            $0.19         $0.20
                                                   ================    ===============   ==============    ==========


Diluted earnings per common share                            $0.25              $0.48            $0.19         $0.20
                                                   ================    ===============   ==============    ==========


Dividends per common share                                 $0.2400            $0.2295          $0.1225       $0.1175
                                                   ================    ===============   ==============    ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                    RPM, INC. AND SUBSIDIARIES                                                   5
                                                    --------------------------
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              -------------------------------------
                                                           (UNAUDITED)

                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                      SIX MONTHS ENDED NOVEMBER 30,
                                                                         ------------------------------------------------------

                                                                                  1999                          1998
                                                                         ------------------------     -------------------------
Cash Flows From Operating Activities:
  Net income                                                                             $27,628                       $52,936
  Depreciation and amortization                                                           37,779                        28,909
  Items not affecting cash and other                                                      (6,706)                        2,366
  Changes in working capital                                                              24,323                         2,042
                                                                         ------------------------     -------------------------

                                                                                          83,024                        86,253
                                                                         ------------------------     -------------------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                                    (29,726)                      (30,977)
  Sale of business assets, net of cash transferred                                        17,481                            --
  Acquisition of new businesses, net of cash                                            (298,008)                      (21,188)
                                                                         ------------------------     -------------------------

                                                                                        (310,253)                      (52,165)
                                                                         ------------------------     -------------------------


Cash Flows From Financing Activities:
  Proceeds from stock option exercises                                                       508                         2,136
  Increase (decrease) in debt                                                            287,296                        16,337
  Treasury shares purchased                                                              (25,091)
  Dividends                                                                              (26,048)                      (24,619)
                                                                         ------------------------     -------------------------

                                                                                         236,665                        (6,146)
                                                                         ------------------------     -------------------------


Net Increase (Decrease) in Cash                                                            9,436                        27,942


Cash At Beginning of Period                                                               19,729                        40,783
                                                                         ------------------------     -------------------------


Cash At End of Period                                                                    $29,165                       $68,725
                                                                         ========================     =========================




Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------

Conversion of Debt to Equity                                                                  --                      $157,042

Interest accreted on LYONs                                                                    --                        $1,696




The accompanying notes to consolidated financial statements are an integral part of these statements.


                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the six and three months ended November 30, 1999 and November 30, 1998. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1999.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE B - INVENTORIES
--------------------

Inventories were composed of the following major classes:

                                  NOVEMBER 30, 1999 (1)       MAY 31, 1999
                                  ---------------------       ------------

   Raw material and supplies           $  80,909               $  80,827
   Finished goods                        161,582                 161,618
                                       ---------               ---------
                                       $ 242,491               $ 242,445
                                       =========               =========

   (1)  Estimated, based on components at May 31, 1999

NOTE C - ACQUISITIONS
---------------------

On August 3, 1999, the Company acquired all the outstanding shares of DAP Products Inc. DAP, headquartered in Baltimore, Maryland, is a leading manufacturer of sealants, caulks, patch and repair compounds, wood preservatives and water repellents and adhesives, for the retail do-it-yourself market.

This acquisition has been accounted for by the purchase method of accounting. The following data summarizes, on an unaudited proforma basis, the combined results of operations of the companies for the six and three months ended November 30, 1999 and November 30, 1998. The proforma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies.

                                                                               7
                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                     FOR THE SIX MONTHS                          FOR THE THREE MONTHS
                                                     ------------------                          --------------------
                                                     ENDED NOVEMBER 30,                            ENDED NOVEMBER 30,
                                                     ------------------                            ------------------
                                           1999                    1998                   1999                   1998
                                           ----                    ----                   ----                   ----

Net Sales                            $1,039,997                $986,535               $500,417               $476,490
Net Income                              $27,314                 $50,218                $20,364                $20,377
Basic earnings per                         $.25                    $.47                   $.19                   $.18
common share
Diluted earnings per                       $.25                    $.46                   $.19                   $.18
common share

NOTES D - COMPREHENSIVE INCOME
------------------------------

As of June 1, 1998, the Company adopted SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income. SFAS No. 130 requires other comprehensive income to include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities which, prior to adoption, were reported separately. Accordingly, total comprehensive income, comprised of net income and other comprehensive loss, amounted to $17,179 and $24,111 during the second quarter of fiscal years 2000 and 1999, respectively, and $23,808 and $53,364 for the six months ended November 30, 1999 and 1998, respectively.

NOTE E - RESTRUCTURING CHARGE
-----------------------------

In August 1999, the Company recorded a restructuring charge of $45,000,000 ($26,550,000 after tax, or $.24 per diluted share). Included in this total are facility closures and write-downs of property, plant and equipment of $21,000,000, write-downs of intangibles of $3,400,000, severance and other employee related costs of $17,000,000, and contract exit and termination costs of $3,600,000 (refer to Management Discussion and Analysis of Results of Operations for further discussion.)

As of November 30, 1999, the Company has paid or incurred $8,644,000 related to the restructuring charges. The Company anticipates that substantially all of the remaining restructuring and plant rationalization costs will be paid or incurred by May 31, 2001.

                                              AUGUST 1999          UTILIZED THROUGH
                                                   CHARGE                  11/30/99      BALANCE AT 11/30/99
                                                   ------                   -------       ------------------
Property, plant and equipment                 $21,000,000                $2,892,000              $18,108,000
Intangibles                                     3,400,000                 3,678,000                 (278,000)
Severance Costs                                17,000,000                 2,074,000               14,926,000
Exit and termination costs                      3,600,000                       ---                3,600,000
                                              -----------                ----------              -----------
                                              $45,000,000                $8,644,000              $36,356,000
                                              ===========                ==========              ===========

                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



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

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       SIX MONTHS ENDED NOVEMBER 30, 1999
--------------------------------------------------------------------------------

REPORTABLE SEGMENT INFORMATION
------------------------------

Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, was adopted by the Company effective May 31, 1999. This Standard requires disclosure of segment information using the management approach, or the basis used internally to evaluate operating performance and to decide resource allocations. Comparative six months and second quarter results on this basis are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                              Six Months Ended Nov. 30,           Quarter Ended Nov. 30,
                                                                        (000s)                            (000s)
                                                             -----------------------------      ----------------------------
                                                                 1999           1998                 1999          1998
----------------------------------------------------------------------------------------------------------------------------

Net External Sales

  Industrial Division                                             $582,020       $542,925             $280,011     $262,100
  Consumer Division                                                413,939        320,932              220,406      153,625
                                                                  --------       --------             --------     --------
        Totals:                                                   $995,959       $863,857             $500,417     $415,725
                                                                  ========       ========             ========     ========
Earnings Before Interest and Taxes (EBIT)
                                                   (2)            (1)
  Industrial Division                               $84,678       $ 70,678       $ 83,171             $ 37,805     $ 35,846
  Consumer Division                                  39,687         10,387         29,989               16,312       12,084
  Corporate/Other                                    (9,030)       (10,730)        (6,035)              (5,983)      (3,617)
                                                   --------       --------       --------             --------     --------
      Totals:                                      $115,335       $ 70,335       $107,125             $ 48,134     $ 44,313
                                                   ========       ========       ========             ========     ========

Identifiable Assets                                                            May 31, 1999
                                                                               ------------
  Industrial Division                                             $988,136     $1,102,531
  Consumer Division                                              1,016,748        586,846
  Corporate/Other                                                   52,958         47,859
                                                                ----------     ----------
      Totals:                                                   $2,057,842     $1,737,236
                                                                ==========     ==========

----------------------------------------------------------------------------------------------------------------------------

(1) = as reported, including restructuring charge
(2) = proforma six month results, before restructuring charge

RESULTS OF OPERATIONS
---------------------

The Company's sales and earnings were ahead 16% and 2%, respectively, in the first six months compared to last year, before exchange rate differences and before a $45 million pre-tax restructuring charge taken during the first quarter, further discussed below. Including the restructuring charge, earnings were 48% lower than the first six months a year ago. During the second quarter, the Company's sales gained 21%, before exchange rate differences, but earnings were 6% behind last year's second quarter results.

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       SIX MONTHS ENDED NOVEMBER 30, 1999
--------------------------------------------------------------------------------

On August 3, 1999, the Company completed its acquisition of DAP Products Inc. and DAP Canada Corp. (collectively "DAP"), headquartered in Baltimore, Maryland. DAP has annual sales of approximately $250 million, and is a leading North American manufacturer and marketer of caulks and sealants, spackling and glazing compounds, contact cements, and other specialty adhesives. DAP is reported within the Consumer Division and is expected to be neutral to the Company's earnings results in fiscal year 2000, but will contribute thereafter.

The DAP acquisition accounted for approximately 60% of the six months' sales increase and 70% of the 2nd quarter sales increase. The Company's existing operations and several product line additions, net of a divestiture, generated the balance of the sales increase, almost entirely from higher unit volume as pricing adjustments have been negligible. Foreign exchange rate differences have negatively affected year-to-year sales by less than 1%. Sales may continue to be negatively affected if the dollar continues to strengthen.

During the second quarter, internal growth within the Industrial Division strengthened to 5%, and growth within the Consumer Division improved to 4%, despite continued weakness in the automobile aftermarket. Year-to-date internal growth now averages between 4-5% in both Divisions, adjusted for foreign exchange rate differences between periods. Internal growth this year has generally fallen short of expectations, however, from slower than planned North American construction, lower than planned exports to a number of recovering overseas markets, and weather-related factors earlier in the year.

The gross profit margin of 42.8% during the second quarter compares with 45.2% a year ago. The Industrial Division margin of 44.4% compares with 45.3% a year ago, mainly from certain differences in sales mix so far this year, while the Consumer Division has moved down from 44.9% a year ago to 40.9% this quarter, principally reflecting the lower margin impact of DAP. Similarly, through six months, this year's gross profit margin of 44.2% compares with 45.4% a year ago, with the Industrial Division margin nearly even at 45.3% vs. 45.5%, while the Consumer Division margin has declined significantly from 45.4% to 42.7% because of DAP. Raw material price changes have not been a significant factor so far this year, and though there are other increases anticipated, such as titanium dioxide, the Company remains confident that raw material prices will continue to be effectively managed to minimize any impact on margins.

The Company's selling, general and administrative (SG&A) expenses improved to 33.2% of sales in the 2nd quarter from 34.5% a year ago. Industrial Division expenses declined to 30.9% of sales this quarter from 31.7% last year, reflecting primarily higher sales volume and certain timing-related benefits, coupled with expense controls. The Consumer Division expenses decreased to 33.5% of sales from 37.1% in 1999, mainly from the lower expense percentage at DAP, and partly from higher volume-related benefits, coupled with expense controls. Corporate/Other expenses between quarters reflect unfavorable timing differences on coordinated insurance and benefit programs between years, as well as E-commerce development initiatives this year. Through 6 months, SG&A expenses of 32.6% of sales compare favorably with 33.0% of sales a year ago. The Industrial Division, at 30.7% of sales, remains higher than last year's 30.1%, but their trend is favorable from increasing sales volume, coupled with continued expense controls. The Consumer Division expenses after 6 months at 33.1% of sales compare

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       SIX MONTHS ENDED NOVEMBER 30, 1999
--------------------------------------------------------------------------------

favorably with 36.0% of sales after 6 months a year ago, mainly from the lower expense percentage impact of DAP, but also from their increased volume this year, coupled with effective expense controls. The change in Corporate/Other expenses after 6 months mainly reflects the 2nd quarter differences discussed.

On August 9, 1999, the Company announced a restructuring program to generate manufacturing, distribution and administrative efficiencies, and to better position the Company for increased profitability and long-term growth. The related pre-tax restructuring charge of $45 million ($0.25 per share after tax) was taken during the 1st quarter of this year, and the program is expected to generate annualized pre-tax savings of $23 million ($.13 per share after tax), once completed. These savings will phase in over the next 2 years, with the full savings expected beginning in Fiscal Year 2002. The company expanded the scope of the restructuring program to include two additional locations that were closed during the second quarter. The restructuring costs associated with closing the two locations were $3.5 million, but sufficient savings will be realized as the original $45 million program unfolds, in the way of depreciation recapture, sub-leasing certain contracts, and in other areas, to effectively offset this additional charge. The net cash requirements of the entire restructuring program are still estimated to be approximately $4 million. Through November 30, 1999, the Company had paid or incurred $8.6 million of the restructuring charges, primarily associated with facility shutdown costs and the write-down of certain designated property and intangibles (refer to Note E). Related savings from the program of $1.5 million to date have nearly offset $1.8 million of additional one-time costs that have been triggered by the program, and expensed through continuing operations.

The Company further plans to divest non-core product lines having annual sales of approximately $100 million, over the next 2 years, but with no net loss anticipated from these transactions. To date, one such business, with annual sales of approximately $25 million, has been divested for a net gain.

During the 2nd quarter, EBIT declined in Corporate/Other for the reasons cited above, but operational EBIT improved in both the Industrial and Consumer Divisions. These Divisional improvements to date mainly stem from the DAP acquisition and other product line additions. The EBIT outlook remains positive as sales increase, and expense controls are firmly in place, and the restructuring savings continue to grow. Principally because of the restructuring charge, EBIT after 6 months has declined dramatically in both Divisions and in Corporate/Other versus last year. Excluding the restructuring charge, the proforma EBIT results show the Industrial Division slightly ahead from year-to-year, as 1st quarter adverse timing differences within SG&A expenses have reduced the otherwise greater Industrial EBIT growth that has mainly come from additional product lines, while the Consumer Division has generated 32% EBIT growth so far this year, mainly because of DAP, but also from internal unit growth year-over-year. Corporate/Other expenses have increased primarily from the timing of expenses and E-commerce initiatives cited above.

Interest expense has increased this year, primarily from increased indebtedness to acquire DAP and other product line additions, and to repurchase common shares of the Company (refer to Liquidity and Capital Resources Financing Activities). These increases were partly offset by interest saved from the

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       SIX MONTHS ENDED NOVEMBER 30, 1999
--------------------------------------------------------------------------------

August 10, 1998 redemption of the Company's convertible debt securities, which has reduced interest expense by $1.3 million this year, from debt paydowns and from slightly lower interest rates than a year ago.

Excluding the 1st quarter restructuring charge, 6 month earnings have increased 2% to $54.2 million and diluted earnings per share have increased by $.02, or 4%, to $.50 per share. The corresponding margin decline to 5.4% from 6.1% a year ago reflects the impact of DAP and its acquisition costs. These proforma earnings and EPS increases stem largely from the recent product line additions. The issuance of 10.1 million common shares in connection with the August 10, 1998 redemption of the Company's convertible debt securities has unfavorably impacted the calculation of basic earnings per share compared with last year, while the averaging of shares repurchased as of November 30, 1999 has had a favorable impact. The restructuring charge has reduced 6-month net earnings by $26.5 million, and basic and diluted earnings per share by $.25.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH PROVIDED FROM OPERATIONS
-----------------------------

The Company has generated cash from operations of $83.0 million during the past 6 months, compared with $86.3 million a year ago. The $45 million (pre-tax) restructuring charge and its related current liability are the major impacts to net income and changes in working capital, respectively, between periods. In addition, DAP has had negative timing differences in its working capitals between its date of acquisition and November 30, 1999, of approximately $7 million. Among existing operations, other than normal timing differences within the balance sheet, certain inventories had been built up during fiscal 1998 and into fiscal 1999 to accommodate increased retail business in the Consumer Division at that time. These built-up inventory levels have since been reduced significantly, along with accounts receivable and other inventories in both Divisions, in order to conserve working capital.

The Company's strong cash flow from operations continues to be its primary source of financing and internal growth with limited use of short-term credit.

INVESTING ACTIVITIES
--------------------

The Company is not capital intensive, and capital expenditures generally do not exceed depreciation and amortization in a given year. Capital expenditures are made primarily to accommodate the Company's continued growth through improved production and distribution efficiencies and capacity, and to enhance administration.

During the 2nd quarter, the Company sold a non-core business for $17.5 million, net of cash transferred, for a net gain (refer to Results of Operations).

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       SIX MONTHS ENDED NOVEMBER 30, 1999
--------------------------------------------------------------------------------

The investment of $298 million in new businesses this year reflects the acquisition of DAP and other product line additions, net of cash acquired. The Company historically has acquired complementary businesses, and this trend is expected to continue.

FINANCING ACTIVITIES
--------------------

In January 1999, the Company announced the authorization of a share repurchase program, allowing the repurchase of up to 5 million of the Company's common shares over a period of 12 months. On October 8, 1999, the Company announced the authorized expansion of this repurchase program to a total of 10 million common shares. As of January 14, 2000, the Company had repurchased 4.6 million of its common shares at an average price of $12.12 per share.

The acquisition of DAP was financed with a bridge loan arranged through one of the Company's lead banks. This transaction has since been refinanced through a $700 million commercial paper program, fully backed by the Company's existing $300 million revolving credit facility, plus a new $400 million revolving credit facility. As a result of this transaction and the active share repurchase program, less the proceeds from the sale of a non-core business, the Company's debt to capital ratio has increased to 55%, from 44% at May 31, 1999.

The stronger dollar effect on the Company's foreign net assets has tended to reduce shareholders' equity, and this trend could continue if the dollar continues to strengthen and the growth of foreign net assets continues.

The Company maintains excellent relations with its banks and other financial institutions to further enable the financing of future growth opportunities.

OTHER MATTERS
-------------

YEAR 2000 READINESS DISCLOSURE
------------------------------

The Company has completed its Year 2000 remediation efforts and, since the turn of the century, has not experienced any significant problems internally or with suppliers and customers in connection with this event. Nevertheless, there still remain some future dates that could potentially cause computer systems problems.

The Company's most reasonably likely worst case scenario would be a short-term slowdown or cessation of manufacturing operations at one or more of its facilities and a short-term inability of the Company to process orders and billings in a timely manner, and to deliver product to customers. Because the Company has not, to date, experienced any significant problems in the Year 2000, it does not anticipate any major impact on in its operations.

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       SIX MONTHS ENDED NOVEMBER 30, 1999
--------------------------------------------------------------------------------

ENVIRONMENTAL MATTERS
---------------------

Environmental obligations continue to be appropriately addressed and, based upon the latest available information, it is not anticipated that the outcome of such matters will materially affect the Company's results of operations or financial condition.

MARKET RISK
-----------

The Company is exposed to market risk from changes in interest rates and foreign exchange rates since it funds its operations through long- and short-term borrowings and denominates its business transactions in a variety of foreign currencies. There were no material changes in the Company's exposure to market risk from May 31, 1999.

FORWARD-LOOKING STATEMENTS
--------------------------

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the price and supply of raw materials, particularly titantium dioxide, certain resins, aerosols and solvents; (b) continued growth in demand for the Company's products; (c) environmental liability risks inherent in the chemical coatings business; (d) the effect of changes in interest rates; (e) the effect of fluctuations in currency exchange rates upon the Company's foreign operations; (f) the potential impact of the Euro currency conversion; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to political, social, economic and regulatory factors; (h) future acquisitions and the Company's ability to effectively integrate such acquisitions; (i) the potential future impact of Year 2000 related software conversion issues; the potential impact of the Company's suppliers, customers and other third parties ability to identify and resolve their own Year 2000 obligations in such a way as to allow them to continue normal business operations or furnish raw materials, products, services or data to the Company and its operating companies without interruption; (j) liability risks inherent in the EIFS litigation; and (k) the ability of the Company to realize the projected pre-tax savings associated with the restructuring and consolidation program, and to divest non-core product lines.

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1 -- LEGAL PROCEEDINGS
---------------------------

BONDEX

As previously reported, Bondex International, Inc., a wholly-owned subsidiary of the Company ("Bondex"), is one of numerous corporate defendants in certain pending asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions of the United States. Since October 1, 1999, an additional 38 such cases have been filed and 67 such cases which had been filed were voluntarily dismissed and/or settled, leaving a total of 470 such cases pending. Bondex continues to vigorously defend all asbestos-related lawsuits. Under a cost-sharing agreement among Bondex and its insurers, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments with Bondex responsible for the balance. The Company believes that the ultimate resolution of the matters will not have a material adverse effect on the Company's financial position or results of operations.

DRYVIT

As previously reported, Dryvit Systems, Inc., a wholly-owned subsidiary of the Company ("Dryvit"), is a defendant or co-defendant in numerous separate but related lawsuits, some of which have sought to certify classes comprised of owners of structures clad with exterior insulated finish systems ("EIFS") products manufactured by Dryvit and other EIFS manufacturers. With the exception of the North Carolina Ruff class action, no other attempted class actions have been certified and the Company continues to vigorously oppose all other attempted class certifications.

On December 23, 1999, Judge Tennille signed the Preliminary Approval Order for Dryvit's settlement of the North Carolina class-action styled Ruff et al. v. Parex, Inc. et al. Final court approval of the settlement is expected to occur after the March 17, 2000 fairness hearing. Dryvit has secured commitments from both its third party primary insurers and the Company's captive insurer First Colonial on funding for the Ruff settlement. The amount and specific terms of the funding requirements for the Ruff settlement, however, are subject to the court's review and approval at the fairness hearing. Attorney fees for plaintiffs' counsel will also be determined by the court upon application by class counsel and will be awarded separately from settlement amounts paid to members of the class. Based upon the terms of the proposed settlement and the anticipated attorney fee award, the Company does not believe the Ruff settlement will have a material adverse effect on the Company's financial position or results of operation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Annual Meeting of Shareholders of the Company was held on October 8, 1999. The following matter was voted on at the meeting.

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                                                                              16


1. Election of Dr. Max D. Amstutz, E. Bradley Jones, Albert B. Ratner and Dr. Jerry Sue Thornton as Directors of the Company. The nominees were elected as Directors with the following votes:

                                        For        Withheld     Broker Non-Votes
                                        ---        --------     ----------------

     Dr. Max D. Amstutz             89,848,535     5,815,778            -0-
     E. Bradley Jones               89,915,447     5,748,866            -0-
     Albert B. Ratner               93,335,327     2,328,986            -0-
     Dr. Jerry Sue Thorton          89,673,952     5,990,361            -0-

For information on how the votes for the above matters have been tabulated, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders on October 8, 1999.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a)       Exhibits
         --------

         Official Exhibit Number                      Description
         -----------------------                      -----------

                           11.1 Statement regarding computation of per share earnings

                           27.1          Financial Data Schedule

b)       Reports on Form 8-K
         -------------------

         There were no reports on Form 8-K filed during the three months ended November 30, 1999.

                                   SIGNATURES
                                   ----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RPM, Inc.



                                     By  /s/  Thomas C. Sullivan
                                        ---------------------------------------
                                     Thomas C. Sullivan
                                     Chairman & Chief Executive Officer



                                     By  /s/  David P. Reif
                                         --------------------------------------
                                     David P. Reif
                                     Vice President and Chief Financial Officer

Date:  January 14, 2000