Form 10-Q
period 2000-02-29
RPM INC/OH/
filed 2000-04-14
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000
         OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
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

                                                YES   X       NO     .
                                                    ----         ----


                              AS OF APRIL 10, 2000
              105,209,543 RPM INC. COMMON SHARES WERE OUTSTANDING.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------


                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION                                       PAGE NO.
-------  ---------------------                                       --------

CONSOLIDATED BALANCE SHEETS                                              3
  FEBRUARY 29, 2000 AND MAY 31, 1999

CONSOLIDATED STATEMENTS OF INCOME                                        4
  NINE MONTHS AND THREE MONTHS
  ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    5
  NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             6 - 8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                               9 - 14
  RESULTS FOR OPERATIONS AND FINANCIAL CONDITION

PART II.  OTHER INFORMATION                                           15 - 17
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

             ASSETS
             ------
                                                                          FEBRUARY 29, 2000        MAY 31, 1999
                                                                          -----------------        -------------
CURRENT ASSETS
  CASH AND SHORT-TERM INVESTMENTS                                             $    15,923           $    19,729
  TRADE ACCOUNTS RECEIVABLE (LESS ALLOWANCE FOR DOUBTFUL
    ACCOUNTS $19,034 AND $14,248)                                                 306,296               362,611
  INVENTORIES                                                                     255,074               242,445
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                                        83,000                80,634
                                                                              -----------           -----------
    TOTAL CURRENT ASSETS                                                          660,293               705,419
                                                                              -----------           -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                            645,641               572,690
  LESS: ACCUMULATED DEPRECIATION AND AMORTIZATION                                 253,878               232,993
                                                                              -----------           -----------
    PROPERTY, PLANT AND EQUIPMENT, NET                                            391,763               339,697
                                                                              -----------           -----------

OTHER ASSETS
  COSTS OF BUSINESSES OVER NET ASSETS ACQUIRED, NET OF AMORTIZATION               591,589               425,951
  INTANGIBLE ASSETS, NET OF AMORTIZATION                                          322,052               232,556
  OTHER                                                                            37,359                33,613
                                                                              -----------           -----------
    TOTAL OTHER ASSETS                                                            951,000               692,120
                                                                              -----------           -----------

TOTAL ASSETS                                                                  $ 2,003,056           $ 1,737,236
                                                                              ===========           ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES
  CURRENT PORTION OF LONG-TERM DEBT                                           $     3,362           $     3,764
  NOTES AND ACCOUNTS PAYABLE                                                      125,018               131,118
  ACCRUED COMPENSATION AND BENEFITS                                                52,237                58,277
  ACCRUED LOSS RESERVES                                                            47,655                49,296
  OTHER ACCRUED LIABILITIES                                                        55,240                50,843
  RESTRUCTURING RESERVE                                                            27,596
  INCOME TAXES PAYABLE                                                            (28,977)                9,251
                                                                              -----------           -----------
    TOTAL CURRENT LIABILITIES                                                     282,131               302,549
                                                                              -----------           -----------

LONG-TERM LIABILITIES
  LONG-TERM DEBT, LESS CURRENT MATURITIES                                         877,411               582,109
  DEFERRED INCOME TAXES                                                            99,334                53,870
  OTHER LONG-TERM LIABILITIES                                                      63,472                55,832
                                                                              -----------           -----------
    TOTAL LONG-TERM LIABILITIES                                                 1,040,217               691,811
                                                                              -----------           -----------

SHAREHOLDERS' EQUITY
  COMMON SHARES,  STATED VALUE $.015 PER SHARE;
    AUTHORIZED 200,000,000 SHARES;
    OUTSTANDING 105,388,000
    AND 110,739,000 SHARES, RESPECTIVELY                                            1,615                 1,613
  PAID-IN CAPITAL                                                                 424,068               423,204
  TREASURY SHARES, AT COST                                                        (65,423)              (17,044)
  RETAINED EARNINGS                                                               351,320               359,011
  ACCUMULATED OTHER COMPREHENSIVE LOSS (NOTE D)                                   (30,872)              (23,908)
                                                                              -----------           -----------
            TOTAL SHAREHOLDERS' EQUITY                                            680,708               742,876
                                                                              -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 2,003,056           $ 1,737,236
                                                                              ===========           ===========


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          RPM, INC. AND SUBSIDIARIES
                           --------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        NINE MONTHS ENDED                           THREE MONTHS ENDED
                                              ------------------------------------         ----------------------------------

                                               FEBRUARY 29,           FEBRUARY 28,         FEBRUARY 29,          FEBRUARY 28,
                                                  2000                   1999                  2000                  1999
                                              ------------           -------------         ------------          ------------

NET SALES                                      $1,407,357            $1,236,864            $  411,398            $  373,007

COST OF SALES                                     792,835               679,953               237,115               208,381
                                               ----------            ----------            ----------            ----------

GROSS PROFIT                                      614,522               556,911               174,283               164,626

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                      480,412               432,014               155,508               146,854

RESTRUCTURING CHARGE                               45,000

INTEREST EXPENSE, NET                              35,958                24,947                12,451                 7,382
                                               ----------            ----------            ----------            ----------

INCOME BEFORE INCOME TAXES                         53,152                99,950                 6,324                10,390

PROVISION FOR INCOME TAXES                         21,793                40,884                 2,593                 4,260
                                               ----------            ----------            ----------            ----------

NET INCOME                                     $   31,359            $   59,066            $    3,731            $    6,130
                                               ==========            ==========            ==========            ==========




BASIC EARNINGS PER COMMON SHARE                $     0.29            $     0.55            $     0.04            $     0.06
                                               ==========            ==========            ==========            ==========


DILUTED EARNINGS PER COMMON SHARE              $     0.29            $     0.54            $     0.04            $     0.06
                                               ==========            ==========            ==========            ==========


DIVIDENDS PER COMMON SHARE                     $   0.3625            $   0.3470            $   0.1225            $   0.1175
                                               ==========            ==========            ==========            ==========


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          RPM, INC. AND SUBSIDIARIES
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                         NINE MONTHS ENDED
                                                                              -------------------------------------
                                                                                 FEBRUARY 29,          FEBRUARY 28,
                                                                                    2000                  1999
                                                                              ---------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                     $  31,359             $  59,066
  DEPRECIATION AND AMORTIZATION                                                     58,132                45,116
  ITEMS NOT AFFECTING CASH AND OTHER                                               (19,973)               (6,412)
  CHANGES IN WORKING CAPITAL                                                        54,464                (7,784)
                                                                                 ---------             ---------

                                                                                   123,982                89,986
                                                                                 ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY AND EQUIPMENT                                              (42,155)              (42,366)
  SALE OF BUSINESS ASSETS, NET OF CASH TRANSFERRED                                  17,002                    --
  ACQUISITION OF NEW BUSINESSES, NET OF CASH                                      (303,336)              (47,233)
                                                                                 ---------             ---------

                                                                                  (328,489)              (89,599)
                                                                                 ---------             ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM STOCK OPTION EXERCISES                                                 866                 2,272
  REPURCHASE OF COMMON SHARES                                                      (48,379)                 (647)
  INCREASE (DECREASE) IN DEBT                                                      287,264                26,880
  DIVIDENDS                                                                        (39,050)              (37,593)
                                                                                 ---------             ---------

                                                                                   200,701                (9,088)
                                                                                 ---------             ---------


NET INCREASE (DECREASE) IN CASH                                                     (3,806)               (8,701)


CASH AT BEGINNING OF PERIOD                                                         19,729                40,783
                                                                                 ---------             ---------


CASH AT END OF PERIOD                                                            $  15,923             $  32,082
                                                                                 =========             =========




SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


CONVERSION OF DEBT TO EQUITY                                                             -             $ 157,042

INTEREST ACCRETED ON CONVERTIBLE SECURITIES                                              -             $   1,696




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the nine and three months ended February 29, 2000 and February 28, 1999. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1999.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE B - INVENTORIES
--------------------

Inventories were composed of the following major classes:

                                          February 29, 2000 (1)     May 31, 1999
                                          ---------------------     ------------

          Raw materials and supplies            $   85,039           $   80,827
          Finished goods                           170,035              161,618
                                                ----------           ----------

                                                $  255,074           $  242,445
                                                ==========           ==========

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

This acquisition has been accounted for by the purchase method of accounting. The following data summarizes, on an unaudited proforma basis, the combined results of operations of the companies for the nine and three months ended February 29, 2000 and February 28, 1999. The proforma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies.

                                                                               7
                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

--------------------------------------------------------------------------------


                                                For the Nine Months Ended                  For the Three Months Ended
                                       -----------------------------------      --------------------------------------
                                                 02/29/00        02/28/99                 02/29/00           02/28/99
                                                 --------        --------                 --------           --------
Net Sales                                      $1,451,396      $1,407,638                 $411,398           $421,102
Net Income                                        $31,045         $53,071                   $3,731             $2,854
Basic earnings per
  Common share                                       $.29            $.49                     $.04               $.03
Diluted Earnings per
  Common share                                       $.29            $.48                     $.04               $.03

NOTES D - COMPREHENSIVE INCOME
------------------------------

As of June 1, 1998, the Company adopted SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income. SFAS No. 130 requires other comprehensive income to include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities which, prior to adoption, were reported separately. Accordingly, total comprehensive income, comprised of net income and other comprehensive income (loss), amounted to $588 and ($1,068) during the third quarter of fiscal years 2000 and 1999, respectively, and $24,395 and $52,296 for the nine months ended February 29, 2000 and February 28, 1999, respectively.

NOTE E - RESTRUCTURING CHARGE
-----------------------------

In August 1999, the Company recorded a restructuring charge of $45,000 ($26,550 after-tax, or $.25 per diluted share). Included in this total are facility closures and write-downs of property, plant and equipment of $21,000, write-downs of intangibles of $3,400, severance and other employee related costs of $17,000, and contract exit and termination costs of $3,600 (refer to Management's Discussion and Analysis of Results of Operations for further discussion).

As of February 29, 2000, the Company has paid or incurred $17,404 related to the restructuring charges. The Company anticipates that substantially all of the remaining restructuring and plant rationalization costs will be paid or incurred by May 31, 2001.

                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

--------------------------------------------------------------------------------



                                                AUGUST 1999            UTILIZED THROUGH                     BALANCE
                                                -----------            ----------------                     -------
                                                     CHARGE                    02/29/00                 AT 02/29/00
                                                     ------                    --------                 -----------

   Property, plant and equipment                    $21,000                      $5,536                     $15,464
   Intangibles                                        3,400                       3,678                        (278)
   Severance Costs                                   17,000                       7,628                       9,372
   Exit and termination costs                         3,600                         562                       3,038
                                        --------------------      ----------------------       ---------------------
                                                    $45,000                     $17,404                     $27,596
                                        ====================      ======================       =====================

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       NINE MONTHS ENDED FEBRUARY 29, 2000
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REPORTABLE SEGMENT INFORMATION
------------------------------

Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, was adopted by the Company effective May 31, 1999. This Standard requires disclosure of segment information using the management approach, or the basis used internally to evaluate operating performance and to decide resource allocations. Comparative nine months and third quarter results on this basis are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                   NINE MONTHS ENDED                   QUARTER ENDED
                                                             ------------------------------     ----------------------------
                                                                        (000S)                            (000S)
                                                             ------------------------------     ----------------------------
                                                               02/29/00        02/28/99            02/29/00      02/28/99
----------------------------------------------------------------------------------------------------------------------------
Net External Sales

  Industrial Division                                             $807,047        $773,798            $225,027     $230,873

  Consumer Division                                                600,310         463.066             186,371      142,134
                                                                  --------         -------             -------      -------



        Totals:                                                 $1,407,357      $1,236,864            $411,398     $373,007
                                                                ==========      ==========            ========     ========

Earnings Before Interest and Taxes (EBIT)
                                                   (2)            (1)
  Industrial Division                             $ 100,871       $ 86,871        $ 98,811            $ 16,193     $ 15,640
  Consumer Division                                  46,471         17,171          36,967               6,784        6,978
  Corporate/Other                                   (13,232)       (14,932)        (10,881)             (4,202)      (4,846)
                                                   --------       --------        --------             -------      -------

      Totals:                                      $134,110       $ 89,110        $124,897            $ 18,775     $ 17,772
                                                   ========       ========        ========            ========     ========

Identifiable Assets                                                           MAY 31, 1999
                                                                              ------------

  Industrial Division                                             $947,625      $1,102,531
  Consumer Division                                              1,008,835         586,846
  Corporate/Other                                                   46,596          47,859
                                                                 ---------          ------

      Totals:                                                   $2,003,056      $1,737,236
                                                                ==========      ==========

----------------------------------------------------------------------------------------------------------------------------

(1) = as reported, including restructuring charge
(2) = proforma nine month results, before restructuring charge

RESULTS OF OPERATIONS
---------------------

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

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       NINE MONTHS ENDED FEBRUARY 29, 2000
--------------------------------------------------------------------------------


The Company's sales were ahead 14% and earnings were behind 2% in the first nine months compared to last year, before exchange rate differences and before a $45 million pre-tax restructuring charge taken during the first quarter, further discussed below. Including the restructuring charge, earnings were 47% lower than the first nine months a year ago. During the third quarter, the Company's sales gained 11%, before exchange rate differences, but earnings were 39% behind last year's third quarter, almost entirely caused by the DAP acquisition and a second quarter divestiture, as internal performance was essentially flat during the quarter.

The DAP acquisition accounted for approximately 70% of the nine months' sales increase and all of the third quarter sales increase. The Company's existing operations plus several product line additions, net of the divestiture, generated the balance of the nine months' sales increase, almost entirely from higher unit volume as pricing adjustments have been negligible. Foreign exchange rate differences have negatively affected year-to-year sales by less than 1%. Sales may continue to be negatively affected if the dollar continues to strengthen.

During the third quarter, internal sales in total were flat with last year, with Industrial Division sales growing over 2%, while Consumer Division sales declined 5% because of the timing of orders received, continued weakness in the automotive aftermarket and hobby market, and from the loss of some wood finishes business. Year-to-date internal sales growth has averaged approximately 5% in total, adjusted for foreign exchange rate differences between periods, and favoring the Industrial Division. Internal sales growth through nine months has fallen short of expectations, however, for the same reasons that affected the Consumer Division in the third quarter, plus weather-related factors earlier in the year, while the Industrial Division has experienced slower than planned North American construction, and fewer than planned exports to a number of still-recovering overseas markets.

The gross profit margin of 42.4% during the third quarter compared with 44.1% a year ago. The Industrial Division margin of 44.2% compared with 44.5% a year ago, mainly from differences in sales mix between years, while the Consumer Division margin moved from 43.5% a year ago to 40.1% this quarter, reflecting the lower margin impact of DAP. Similarly, through nine months, this year's gross profit margin of 43.7% compares with 45.0% a year ago, with the Industrial Division margin nearly even at 45.0% from 45.2%, off slightly due to sales mix, while the Consumer Division margin has come down from 44.8% to 41.9% because of DAP. Raw material price changes have not been a significant factor so far this year, and though there have been increases and others are anticipated, the Company remains confident that raw material prices will continue to be effectively managed overall, in order to minimize any impact on margins.

The Company's selling, general and administrative (SG&A) expenses improved to 37.8% of sales in the third quarter from 39.4% a year ago. Industrial Division expenses declined to 37.0% of sales this quarter from 37.8% last year, reflecting primarily sales mix differences and certain timing-related benefits, coupled with expense controls. The Consumer Division expenses also declined, to 36.5% of sales from 38.6% in 1999, from the lower SG&A percentage at DAP, but partly offset by lower volume-related factors. Corporate/Other expenses between quarters reflect favorable timing differences on

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       NINE MONTHS ENDED FEBRUARY 29, 2000
--------------------------------------------------------------------------------

coordinated insurance and benefit programs between years, net of primarily e-commerce development initiatives this year. Through nine months, SG&A expenses of 34.1% of sales compare favorably with 34.9% of sales a year ago. The Industrial Division, at 32.5% of sales, nearly equals last year's 32.4%. The Consumer Division, at 34.1% of sales, compares favorably with 36.8% of sales after nine months a year ago, mainly from the lower SG&A percentage impact of DAP, coupled with expense controls. The change in Corporate/Other expenses through nine months mainly reflects the Company's e-commerce development initiatives this year.

On August 9, 1999, the Company announced a restructuring program to generate manufacturing, distribution and administrative efficiencies, and to better position the Company for increased profitability and long-term growth. The related pre-tax restructuring charge of $45 million ($.25 per share after tax) was taken during the first quarter of this year. The program is expected to generate annualized pre-tax savings of approximately $23 million ($.13 per share after tax), once completed. These savings will phase in over the next two years, with the full savings expected beginning in fiscal year 2002. Through February 29, 2000, the Company had paid or incurred $17.4 million of these charges, primarily associated with facility shutdown costs and the write-down of certain designated property and intangibles (refer to Note E). Related savings from the program of $2.9 million to date have more than offset $2.5 million of one-time costs that have been triggered by the program, and expensed through the P&L. The net cash requirements of the restructuring program are estimated at approximately $4 million.

The Company further plans to divest non-core product lines having annual sales of approximately $100 million, over the next 2 years, but with no net loss anticipated from these transactions. One such business, with annual sales of $45 million, was divested for a net gain during the second quarter. This transaction also generated an additional $3.5 million restructuring charge, but sufficient savings will be realized as the original $45 million program unfolds, in the way of real estate sales gains, depreciation recapture, sub-leasing certain contracts, and in other areas, to effectively offset this additional charge.

Subsequent to quarter end, another non-core business was divested, with annual sales of $20 million, also for a net gain.

Comparing EBIT for the third quarters, the Industrial Division improved slightly, while the Consumer Division was essentially flat. Factoring out DAP, however, EBIT in the Consumer Division was lower because of the lower sales performance. Principally because of the restructuring charge, EBIT after nine months has declined dramatically in the two operating Divisions, and in Corporate/Other, compared with last year. Excluding the restructuring charge, the proforma EBIT results show improvement in both Divisions through nine months, mainly reflecting the product line additions less the divestiture within the Industrial Division, and mainly reflecting the impact of DAP in the Consumer Division. The EBIT outlook remains positive as sales growth continues, expense controls remain firmly in place, and the restructuring savings continue to have more of a favorable impact.

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       NINE MONTHS ENDED FEBRUARY 29, 2000
--------------------------------------------------------------------------------

Interest expense has increased this year, primarily from increased indebtedness to acquire DAP and other product line additions, and to repurchase common shares of the Company (refer to Liquidity and Capital Resources - Financing Activities). These increases were partly offset by interest saved from the August 10, 1998 redemption of the Company's convertible debt securities, which has reduced interest expense by $1.3 million this year, and from debt paydowns during the past year.

Excluding the first quarter restructuring charge, nine month earnings have declined 2%, to $57.9 million, and diluted earnings per share (EPS) remain flat at $.54 per share. These proforma effects, and the corresponding margin decline to 4.1% from 4.8% a year ago, mainly reflect the impacts of DAP and its acquisition costs, and the second quarter divestiture. The issuance of 10.1 million common shares in connection with the August 10, 1998 redemption of the Company's convertible debt securities has unfavorably impacted the calculation of basic EPS compared with last year, while the averaging of the Company's shares repurchased as of February 29, 2000 has had a favorable impact on both basic and diluted EPS. The restructuring charge has reduced nine-month net earnings by $26.5 million, and basic and diluted EPS by $.25.

LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED FROM OPERATIONS

The Company has generated cash from operations of $124.0 million during the past nine months, compared with $90.0 million a year ago. The $45 million (pre-tax) restructuring charge and its related current liability are the major impacts to net income and changes in working capital, respectively, between periods. In addition, DAP has had negative timing differences in its working capitals between its date of acquisition and February 29, 2000, of approximately $2.5 million. Among existing operations, other than normal timing differences within the balance sheet, certain inventories had been built up during fiscal 1998 and into fiscal 1999 to accommodate increased retail business in the Consumer Division at that time. These built-up inventory levels have since been reduced significantly, along with accounts receivable and other inventories in both Divisions, in order to conserve working capital.

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

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       NINE MONTHS ENDED FEBRUARY 29, 2000
--------------------------------------------------------------------------------

During the second quarter, the Company sold a non-core business with annual sales of $45 million for $17.0 million, net of cash transferred, for a net gain (refer to Results of Operations).

Subsequent to quarter end, the Company sold another non-core business, with annual sales of $20 million, also for a net gain.

The investment of $303 million in new businesses this year reflects the acquisition of DAP and other product line additions, net of cash acquired. The Company historically has acquired complementary businesses, and this trend is expected to continue.

FINANCING ACTIVITIES

In January 1999, the Company announced the authorization of a share repurchase program, allowing the repurchase of up to 5 million of the Company's common shares over a period of 12 months. On October 8, 1999, the Company announced the authorized expansion of this repurchase program to a total of 10 million common shares. As of April 7, 2000, the Company had repurchased 5.7 million of its common shares at an average price of $11.69 per share.

The acquisition of DAP was financed with a bridge loan arranged through one of the Company's lead banks. This transaction has since been refinanced through a $700 million commercial paper program, fully backed by the Company's existing $300 million revolving credit facility, plus a new $400 million revolving credit facility. As a result of this transaction plus the active share repurchase program, less the proceeds from the sale of a non-core business, the Company's debt to capital ratio has increased to 56%, from 44% at May 31, 1999.

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

The Company's most reasonably likely worst case scenario would be a short-term slowdown or cessation of manufacturing operations at one or more of its facilities and a short-term inability of the Company to process orders and billings in a timely manner, and to deliver product to customers. Because the Company has not, to date, experienced any significant problems in the Year 2000, it does not anticipate any major impact in its operations.

ENVIRONMENTAL MATTERS
---------------------

Environmental obligations continue to be appropriately addressed and, based upon the latest available information, it is not anticipated that the outcome of such matters will materially affect the Company's results of operations or financial condition.

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       NINE MONTHS ENDED FEBRUARY 29, 2000
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS
--------------------------

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs and factors (including those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the price and supply of raw materials, particularly titantium dioxide, certain resins, aerosols and solvents; (b) continued growth in demand for the Company's products; (c) environmental liability risks inherent in the chemical coatings business; (d) the effect of changes in interest rates; (e) effect of fluctuations in currency exchange rates upon the Company's foreign operations; (f) the potential impact of the Euro currency conversion; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to political, social, economic and regulatory factors; (h) future acquisitions and the Company's ability to effectively integrate such acquisitions; (i) the potential future impact of Year 2000 related software conversion issues; the potential impact of the Company's suppliers, customers and other third parties ability to identify and resolve their own Year 2000 obligations in such a way as to allow them to continue normal business operations or furnish raw materials, products, services or data to the Company and its operating companies without interruption; (j) liability risks inherent in the Company's EIFS and asbestos litigation; and (k) the ability of the Company to realize the projected pre-tax savings associated with the restructuring and consolidation program, and to divest non-core product lines.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK
-----------------------------------------------------------------

The Company is exposed to market risk from changes in interest rates and foreign exchange rates since it funds its operations through long- and short-term borrowings and denominates its business transactions in a variety of foreign currencies. There were no material changes in the Company's exposure to market risk from those disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 1999.

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------
ITEM 1 -- LEGAL PROCEEDINGS
---------------------------
BONDEX
------

The Company, its wholly-owned subsidiaries, Bondex International, Inc. ("Bondex") and Republic Powdered Metals, Inc. ("Republic"), are each defendants or co-defendants in asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions of the United States alleging personal injuries as a result of exposure to asbestos-containing products. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by either the Company, Bondex or Republic. In many cases the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure or that any injuries they have incurred, in fact, resulted from exposure to Bondex, Republic or Company products. Bondex, Republic and the Company generally settle asbestos cases for amounts each considers reasonable given the facts and circumstances of each case. The amounts paid to defend and settle these cases continue to be substantially covered by product liability insurance.

As of May 31, 1999, Bondex had 471 active asbestos cases. Since May 31, 1999, Bondex has dismissed and/or settled 87 cases for a total of $1,630,000 through February 29, 2000. As of February 29, 2000, Bondex had 500 active asbestos cases. As of May 31, 1999, Republic had 1 active asbestos case and since May 31, 1999, Republic has not secured any dismissals or settlements through February 29, 2000. As of February 29, 2000, Republic had 1 active asbestos case. As of May 31, 1999, the Company had 54 active asbestos cases. Since May 31, 1999, the Company has dismissed and/or settled 1 case for a total of $7,500 through February 29, 2000. As of February 29, 2000, the Company had 80 active asbestos cases. Bondex, Republic and Company settlements are each substantially covered by insurer indemnity payments under the cost-sharing agreement discussed below.

Bondex, Republic and the Company continue to vigorously defend all asbestos-related lawsuits. Under a cost-sharing agreement among the Company, Bondex, Republic and its insurers, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments with the Company, Bondex and Republic each responsible for the balance. The Company believes that the ultimate resolution of its asbestos cases will not have a material adverse effect on the Company's financial position or results of operations.

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

DRYVIT
------

As previously reported, Dryvit Systems, Inc., a wholly-owned subsidiary of the Company ("Dryvit"), is a defendant or co-defendant in numerous lawsuits seeking damages for structures clad with exterior insulated finish systems ("EIFS") products manufactured by Dryvit and other EIFS manufacturers. As of April 10, 2000, Dryvit was a defendant or co-defendant in approximately 500 single family residential EIFS cases and approximately 25 commercial cases. In addition, some of Dryvit's EIFS lawsuits have sought to certify classes comprised of owners of structures clad with EIFS products manufactured by Dryvit and other EIFS manufacturers. With the exception of the North Carolina Ruff class action discussed below, none of these attempted class actions have been certified and Dryvit continues to vigorously oppose class certifications. Dryvit, the Company's captive insurer, First Colonial Insurance Company, and one of Dryvit's umbrella carriers, are parties to cost-sharing agreements which are providing defense and indemnity for these residential, commercial and class action EIFS cases. Dryvit believes that the damages sought by the plaintiffs in these cases are covered by its existing insurance, including that provided by First Colonial and other umbrella and excess carriers, and that such insurance is adequate.

On March 24, 2000, Judge Tennille signed a Final Order and Judgment Granting Final Approval of Settlement for Dryvit's settlement of the North Carolina class action styled Ruff et al. v. Parex, Inc. et al. The approved settlement class includes all persons or entities who as of September 18, 1996, owned or formerly owned a one or two family residential dwelling or townhouse in the State of North Carolina clad with Dryvit's EIFS. Claimants must submit to a third party administrator inter alia an extensive claim form; the home must be inspected by a third party inspector to verify the structure is clad with Dryvit's EIFS and that the requisite moisture levels are present to validate the claim before the claim is paid. Eligible claimants with valid claims are entitled to recover $6.00 per square foot of EIFS. The deadline for filing claims is January 17, 2003.

Dryvit has secured commitments from one of its third party insurers and First Colonial to provide funding for the Ruff settlement. Based upon the terms of the final settlement, the anticipated claims rate and attorney fee award, the Company believes that Dryvit has arranged adequate financial commitments and other insurance to cover its obligations under the Ruff settlement and the Company does not believe the Ruff settlement will have a material adverse effect on the Company's financial position or results of operation. The Company currently estimates that settlement amounts will be paid out over a number of years and will not exceed $15 million in the aggregate.

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a)       Exhibits
              --------

              Official Exhibit Number                  Description
              -----------------------                  ------------
                        11.1                  Statement regarding computation of
                                              per share earnings

                        27.1                  Financial Data Schedule

     b)       Reports on Form 8-K
              -------------------

              There were no reports on Form 8-K filed during the three months ended February 29, 2000.

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

                                        RPM, INC.



                                        BY  /s/  THOMAS C. SULLIVAN
                                            ------------------------------
                                        THOMAS C. SULLIVAN
                                        CHAIRMAN & CHIEF EXECUTIVE OFFICER



                                        BY  /s/  DAVID P. REIF
                                            ------------------------------
                                        DAVID P. REIF
                                        VICE PRESIDENT AND CHIEF FINANCIAL
                                        OFFICER


DATE: 04/14/00