Form 10-K
period 2000-05-31
RPM INC/OH/
filed 2000-08-28
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the fiscal year ended May 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from __________ to ___________

                           Commission File No. 1-14187

                                    RPM, INC.

             (Exact Name of Registrant as Specified in its Charter)

                  OHIO                                    34-6550857
----------------------------------------         ----------------------------
(State or Other Jurisdiction of                  (IRS Employer Identification
Incorporation or Organization)                   No.)

P.O. BOX 777, 2628 PEARL ROAD, MEDINA, OHIO                          44258
----------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code: (330) 273-5090

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                      Name of Exchange on Which Registered
-------------------                      ------------------------------------

Common Shares, Without Par Value                     New York Stock Exchange

Rights to Purchase Common Shares                     New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                      None

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes X No ___

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  As of August 18, 2000, 102,015,030 Common Shares were outstanding, and the aggregate market value of the Common Shares of the Registrant held by non-affiliates (based upon the closing price of the Common Shares as reported on the New York Stock Exchange on August 18, 2000) was approximately $913,867,737. For purposes of this information, the 1,865,141 outstanding Common Shares which were owned beneficially as of August 18, 2000 by executive officers and Directors of the Registrant were deemed to be the Common Shares held by affiliates.

                       Documents Incorporated by Reference

                  Portions of the following documents are incorporated by reference to Parts II, III and IV of this Annual Report on Form 10-K: (i) definitive Proxy Statement to be used in connection with the Registrant's Annual Meeting of Shareholders to be held on October 12, 2000 (the "2000 Proxy Statement") and (ii) the Registrant's 2000 Annual Report to Shareholders for the fiscal year ended May 31, 2000 (the "2000 Annual Report to Shareholders").

                  Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2000.

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

RECENT DEVELOPMENTS

                  On August 9, 1999, the Company announced the implementation of a restructuring and consolidation program. Under the program, certain operating companies in the Company's Industrial and Consumer Divisions are being or have been realigned to foster synergies with respect to technology, manufacturing needs, channels of distribution and customer bases, and to generate manufacturing and distribution efficiencies. As of August 1, 2000, the Company has closed 12 facilities and has reduced its workforce approximately 5% pursuant to the restructuring program. The Company expects to close an additional 6 facilities by January 1, 2001. The program resulted in a total pre-tax restructuring and asset impairment charge of $51.97 million and additional related costs of sales of $7.88 million for a total charge to earnings of $59.85 million, principally during the Company's first and fourth quarters of fiscal 2000.

                                    BUSINESS

                  RPM manufactures and markets protective coatings for use in both industrial and consumer applications. As of May 31, 2000, RPM markets its products in approximately 130 countries and operates manufacturing facilities in 68 locations in the United States, Argentina, Belgium, Brazil, Canada, China, Colombia, Germany, Italy, Malaysia, Mexico, New Zealand, The Netherlands, Poland, South Africa, the United Arab Emirates and the United Kingdom.

OPERATING SEGMENT INFORMATION

                  The Company is organized into two operating segments according to the primary markets served by RPM: the Industrial Division and the Consumer Division. Reference is made to "Industry Segment and Geographic Area Information" on pages 12 through 13 of the Annual Report to Shareholders, which is incorporated herein by reference, for financial information relating to operating segments.

INDUSTRIAL PRODUCTS

                  RPM's operating companies manufacture and market coatings for various industrial applications including waterproofing, general maintenance, flooring systems and coatings, corrosion control, and other specialty chemical applications. RPM's industrial products represented approximately 55% of the Company's sales for the fiscal year ended May 31, 2000. The

Company's Industrial Division is aligned into three product line groups: StonCor Group, Tremco Group and RPM II Group.

                  The Company's Tremco Group manufactures a number of products designed for waterproofing and general maintenance applications. These waterproofing products include sealants, deck coatings, membranes and water-based coatings for commercial and industrial maintenance marketed under the Company's Tremco, Vulkem and DYmeric brands. The Tremco Group also manufactures a variety of products used for general commercial and industrial maintenance. These products include roofing products, such as asphaltic aluminum roof deck coating produced by RPM's original business unit, Republic Powdered Metals, Geoflex and Hy-Shield premium single-ply roofing materials and Tremco roofing systems, as well as the Euco line of concrete and masonry additives, coatings and repair products manufactured by The Euclid Chemical Company.

                  The Company's StonCor Group combines the Company's expertise in corrosion control coatings and industrial polymer flooring in order to capitalize on the fact that these product lines are sold to similar specifying customers. The group's product lines include high-performance polymer floors, linings and wall systems produced by Stonhard and molded and pultruded fiberglass reinforced plastic grating products manufactured by the Company's Fibergrate Composite Structures unit under the brand names of Chemgrate and Fibergrate. The StonCor industrial product line also includes a broad-line of high-performance corrosion control coatings marketed primarily under the Carboline and Plasite brands. Carboline manufactures high-performance corrosion-resistant protective coatings, fireproofing, tank linings and floor coatings, and markets these products to industrial, architectural and applicator companies throughout the world.

                  The Company's RPM II Group consists of the remaining industrial product lines and is also the entity that will specialize in the evaluation and acquisition of smaller entrepreneurial industrial coatings companies. Product lines currently contained in RPM II include Dryvit coatings and adhesives for exterior insulating finishing systems and TCI powder coatings for exterior and interior operations. RPM II also produces a variety of specialty chemical products within selected niche markets. Products manufactured for specialty chemical applications include: Day-Glo Color and Radiant Color fluorescent colorants and pigments; Kop-Coat manufactured compounds and wood treatment products including Wolman industrial lumber treatments and pleasure marine coatings marketed under the Pettit, Woolsey and Z-Spar brand names; American Emulsions dye additives for textile dyeing and finishing; and Chemspec commercial carpet cleaning solutions.

CONSUMER PRODUCTS

                  For consumer applications, RPM manufactures do-it-yourself products for home maintenance, automotive repair, marine applications and hobby and leisure items. RPM's consumer do-it-yourself products are marketed through thousands of mass merchandise, home center and hardware stores throughout North America. RPM's consumer products represented approximately 45% of the Company's sales for the fiscal year ended May 31, 2000. The major product line groupings comprising RPM's Consumer Division include: the Rust-Oleum Group, Zinsser Group, Wood Finishes Group, DAP/Bondex Group and Testor Hobby and Leisure Group.

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

                  The Company's Zinsser Group manufactures a broad line of specialty primers and sealants marketed under the B-I-N, Bulls Eye 1-2-3 and Cover Stain brand names, as well as wallcovering removal and preparation coatings under the principal brands of DIF, Paper Tiger and Shieldz. Zinsser is also a leader in mildew removal and resistance, and its Mantrose-Hauser group is the nation's leading producer of shellac items used as pharmaceutical glazes, confectioner's glazes, citrus fruit coatings and wood coatings. The Zinsser Group also includes RPM's Wolman deck coatings, sealants and brighteners and the Richard E. Thibaut line of do-it-yourself wallcoverings.

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

                  The Company's Wood Finishes Group includes Mohawk, Star, Chemical Coatings, Guardian Products and Westfield Coatings furniture finishes and repair and restoration coatings, as well as Flecto interior stains and finishes, marketed under the Varathane and Watco labels.

                  The Company manufactures products for the hobby and leisure markets including Testor's model kits and accessory products, Aztek brand model kits and airbrushes and Floquil/Polly S Color hobby, art and craft coatings. RPM's consumer hobby and leisure products are marketed through thousands of mass merchandise, toy and hobby stores throughout North America.

                  In addition, the Company manufactures a variety of auto body paints and repair products for the automotive aftermarket under the Bondo brand name, including spray paints, body fillers, vinyl colors and bumper repair products.

FOREIGN OPERATIONS

                  The Company's foreign manufacturing operations for the fiscal year ended May 31, 2000 accounted for approximately 22% of its total sales (which does not include exports directly from the United States), although it also receives license fees and royalty income from numerous license agreements and also has joint ventures accounted for under the equity method in various foreign countries. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, China, Colombia, Germany, Italy, Malaysia, Mexico, New Zealand, The Netherlands, Poland, South Africa, the United Arab Emirates and the United Kingdom, and sales offices or public warehouse facilities in Australia, Canada, Finland, France, Germany, Hong Kong, Iberia, Mexico, the Philippines, Russia, Singapore, Sweden the United Kingdom and several other countries. Information concerning the Company's foreign operations is set forth in Management's

Discussion and Analysis of Results of Operations and Financial Condition, which appears elsewhere in this Annual Report on Form 10-K.

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

INTELLECTUAL PROPERTY

                  The intellectual property portfolios of the subsidiaries of the Company include numerous valuable patents, trade secrets and know-how, domain names trademarks and trade names. Significant research and technology development continues to be conducted by the subsidiaries. However, no single patent, trademark, name or license, or group of these rights, other than the marks Day-Glo(R), Rust-Oleum(R), Carboline(R) and Tremco(R), are material to the Company's business.

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

                  DAP Products Inc., a subsidiary of the Company, is the owner of over 150 United States and foreign trademark applications and registrations which include the mark and name

"DAP(R)." DAP Products Inc. is also the owner of several other United States and foreign registrations for other trademarks including "PUTTY KNIFE(R)." Renewal of these registrations is done on a regular basis.

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

CUSTOMERS

                  No one customer accounted for 10% or more of the Company's total sales. Except for the Company's Consumer Division in which approximately 37% of sales are made to a relatively small number of large do-it-yourself home centers, the Company's business is not dependent upon any one customer or small group of customers but is rather dispersed over a substantial number of customers.

BACKLOG

                  The Company historically has not had a significant backlog of orders, nor was there a significant backlog during the last fiscal year.

RESEARCH

                  The Company's research and development work is performed in various laboratory locations throughout the United States. During fiscal years 2000, 1999 and 1998, the Company invested approximately $22.3 million, $18.0 million and $15.8 million, respectively, on research and development activities. The customer sponsored portion of such expenditures was not significant.

ENVIRONMENTAL MATTERS

                  Several of the Company's subsidiaries are involved in various environmental claims or proceedings relating to facilities currently or previously owned, operated or used by such subsidiaries, or their predecessors. In addition, the Company or its subsidiaries, together with other parties, have been designated as potentially responsible parties ("PRPs") under federal and state environmental laws for the remediation of hazardous waste at certain disposal sites (see ITEM 3. LEGAL PROCEEDINGS). In connection with its evaluation of these PRP sites, the Company's management takes into consideration the input of outside legal counsel, the number of parties involved at the site, joint and several liability of other PRPs, predecessor indemnities and the level of volumetric contribution which may be attributed to the Company relative to that attributable to other parties at such sites. Based on the above analysis, management then assesses, to the extent possible, the estimated restoration or other clean-up costs and related claims for each site.

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

EMPLOYEES

                  As of May 31, 2000, the Company employed 7,960 persons, of whom 615 were represented by unions under contracts which expire at varying times in the future. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

                  The Company's corporate headquarters and a plant and offices for one subsidiary are located on an 119-acre site in Medina, Ohio, which is owned by the Company. As of May 31, 2000, the Company's operations occupy a total of approximately 7.0 million square feet, with the majority, approximately
5.7 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 7.0 million square feet occupied, 5.8 million square feet are owned and 1.2 million square feet are occupied under operating leases. In addition, approximately 1.1 million square feet, 0.8 million square feet owned and 0.3 million square feet leased, are associated with property intended to be sold or sublet in conjunction with the Company's restructuring program. The Company's facilities of 200,000 square feet or larger, as of July 31, 2000, are as set forth below.

                                                                     APPROXIMATE
                                                                     SQUARE FEET
                                          TYPE OF                        OF                        LEASED OR
           LOCATION                      FACILITY                    FLOOR SPACE                     OWNED
           --------                      --------                    -----------                     -----
Pleasant Prairie,               Manufacturing,                         250,000                       Owned
         Wisconsin              Warehouse and Laboratory
                                (Rust- Oleum Corporation)

Toronto, Canada                 Manufacturing, Warehouse               312,000                       Owned
                                and Laboratory
                                and Office (Tremco
                                Incorporated)

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

ITEM 3. LEGAL PROCEEDINGS.

                  BONDEX.

                  As previously reported, the Company, its wholly-owned subsidiaries, Bondex International, Inc. ("Bondex") and Republic Powdered Metals, Inc. ("Republic"), are each defendants or co-defendants in asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions including Illinois, Missouri, Texas, New York, Ohio and Pennsylvania. These cases seek damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by either the Company, Bondex or Republic. In many cases, the plaintiffs are unable to demonstrate that any injuries they have incurred, in fact, resulted from exposure to Bondex, Republic or Company products. Bondex, Republic or the Company are generally dismissed from those cases. With respect to those cases where compensable disease, exposure and causation are established, Bondex, Republic and the Company generally settle for amounts each considers reasonable given the facts and circumstances of each case.

                  During the year ended May 31, 2000, there was an increase in settlement demands for certain specific cases in particular jurisdictions. This increase was caused by (1) the serious nature of each case, (2) the presence of only a few co-defendants in each case and (3) the necessity of higher cost settlements in certain jurisdictions. The amounts paid to defend and settle these cases were substantially covered by product liability insurance.

                  As of May 31, 2000, Bondex, Republic and the Company had a total of 636 active asbestos cases. Between May 31, 1999 and May 31, 2000, Bondex, Republic and the Company secured dismissals and/or settlements of 110 cases, the total cost of which collectively to Bondex, Republic and the Company, net of insurer contributions, amounted to $586,000.

                  Bondex, Republic and the Company continue to vigorously defend all asbestos-related lawsuits. Under a cost-sharing agreement among the Company, Bondex, Republic and their insurers, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments with the Company, Bondex and Republic each responsible for the balance. The Company believes that the ultimate resolution of its asbestos cases will not have a material adverse effect on the Company's financial position or results of operations.

                  DRYVIT.

                  As previously reported, Dryvit Systems, Inc., a wholly-owned subsidiary of the Company ("Dryvit"), is a defendant or co-defendant in numerous lawsuits seeking damages for structures clad with exterior insulated finish systems ("EIFS") products manufactured by Dryvit and other EIFS manufacturers. As of May 31, 2000, Dryvit was a defendant or co-defendant in approximately 500 single family residential EIFS cases, the vast majority of which are pending in North Carolina, South Carolina and Alabama. Dryvit also has several EIFS lawsuits involving condominium complexes and office buildings. While the vast majority of Dryvit's EIFS lawsuits claim water intrusion and related property damages, plaintiffs in a few EIFS lawsuits also claim respiratory-based personal injuries from alleged exposure to mold. Dryvit is vigorously challenging these mold allegations and does not believe there is adequate scientific basis to sustain such a personal injury action against Dryvit.

                  As previously reported, some of Dryvit's EIFS lawsuits have sought to certify classes comprised of owners of structures clad with EIFS products manufactured by Dryvit and other EIFS manufacturers in North Carolina, Georgia, New Jersey, Texas and Illinois. On May 26, 2000, Dryvit was served in a state class action filed in Madison County, Illinois styled Osborne, et al. v. Dryvit Systems, Inc. (Case No. 00L000395) ("Osborne"). The Osborne case seeks various types of damages on behalf of a class of all persons who owned a Dryvit EIFS-clad home located in the State of Illinois during the period January 1, 1990 to the date of the complaint.

                  On July 10, 2000, Dryvit defeated certification of the attempted class action in Texas. With the exception of the North Carolina Ruff class action discussed below, none of these attempted class actions have been certified and Dryvit continues to vigorously oppose class certifications. Dryvit, the Company's captive insurer, First Colonial Insurance Company, and one of Dryvit's umbrella carriers, are parties to various cost-sharing agreements which are currently providing defense and indemnity for these residential, commercial and class action EIFS lawsuits. Dryvit believes that the damages sought by the plaintiffs in these cases are covered by its existing insurance, including that provided by First Colonial and other umbrella and excess carriers, and that such insurance is presently adequate.

                  On March 24, 2000, Judge Tennille signed a Final Order and Judgment Granting Final Approval of Settlement for Dryvit's settlement of the North Carolina class action styled Ruff et al. v. Parex, Inc. et al. The approved settlement class includes all persons or entities who as of September 18, 1996, owned or formerly owned a one or two family residential dwelling or townhouse in the State of North Carolina clad with Dryvit's EIFS. Eligible claimants must complete and submit to a third party administrator an extensive claim form; the home must be inspected by a third party inspector to verify that the structure is clad with Dryvit's EIFS; and that the requisite moisture levels are present to validate the claim before the claim is paid. Eligible claimants with valid claims are entitled to recover $6.00 per square foot of EIFS installed. As of August 1, 2000 a total of 355 claims have been submitted to the claims administrator for verification and validation. The deadline for filing claims is January 17, 2003.

                  Dryvit has secured commitments from one of its third party insurers and First Colonial to provide funding for the Ruff settlement. Based upon the terms of the final settlement, attorney fee award to class counsel and the anticipated number of claims, the Company believes that Dryvit has arranged adequate financial commitments and other insurance to cover its obligations under the Ruff settlement. Accordingly, the Company does not believe the Ruff settlement will have a material adverse effect on the Company's financial position or results of operations.

                  CARBOLINE.

                  As previously reported, Carboline Company, a wholly-owned subsidiary of the Company ("Carboline") has been named as one of numerous defendants in three similar toxic tort cases in Texas covering approximately 1,200 worker-plaintiffs (and, where applicable, their spouses and children) employed at two nuclear power plants in Texas (Comanche Peak and South Texas). The workers contend they were exposed to various solvents during their employment at the facilities, allegedly resulting in respiratory and neurological ailments. The first of these cases, ROC Pretrial, Cause No. 91-CI-02533, in the 224th Judicial District Court of Bexar County, Texas ("ROC"), has been reduced through voluntary dismissals and summary judgments to approximately 140 worker-plaintiffs. A similar suit, Bernice O. Pierce, et al.
v. Southern Imperial Coatings Corp. et al. ("Pierce"), Case no. 96-CI-12756, in the Judicial District Court of Bexar County, Texas, involves approximately 75 worker-plaintiffs. The third case, Mary M. Gunn, et al. v. Carboline Company, et al. ("Gunn"), Case No. 93-470, in the 4th Judicial District Court of Rusk County, Texas, involves approximately 200 plaintiffs. All three cases are in the discovery phase and, as noted above, ROC and Pierce have been the subject of several recent motions for summary judgment which have decreased significantly the number of plaintiffs involved. None of the cases are set for trial at this time. Carboline has denied all liability in these cases and is conducting a vigorous defense. Several of Carboline's insurance carriers, and Carboline, are defending the lawsuits under a cost-sharing agreement. The Company believes that the ultimate resolution of ROC, Gunn and Pierce will not have a material adverse effect on the Company's financial position or results of operations.

                  As previously reported, Carboline is a defendant in La Gloria Oil & Gas Company vs. Carboline Company, et al., Cause No. 95-959-C, in the 241st Judicial District Court of Smith County, Texas. The suit involves allegations by LaGloria Oil and Gas Company

("LaGloria"), the owner/operator of a refinery in Tyler, Texas, that a Carboline product as applied to LaGloria's structural steel and vessel skirts is defective and has caused substantial damages to the refinery. The court previously granted Carboline a summary judgment, based upon the applicable statutes of limitation, on several causes of action. On August 21, 1999, a jury returned a defense verdict in favor of Carboline dismissing LaGloria's remaining claims for fraud and violation of the Texas Deceptive Trade Practices Act. La Gloria has appealed the jury verdict and Carboline intends to vigorously challenge the appeal. Although there has been diminishment of insurance policy limits available to Carboline as a result of a prior settlement, the Company believes that the ultimate resolution of the LaGloria case will not have a material adverse effect on the Company's financial position or results of operations.

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

                  With respect to the Springfield Site, the Company and other PRPs executed in 1992 with the EPA and the Michigan Department of Natural Resources Administrative Orders on Consent Regarding Selected Response Activities and for Cost Recovery Settlement, In the Matter of: Springfield Township Site, No. V-W-92-L-160 + V-W-92-C-146. The Company withdrew from participation in the Springfield Township PRP Group in 1995. In January 1999, the remaining members of the Springfield Township PRP Group demanded that the Company reconsider its decision to withdraw from the PRP Group and requested $158,000 in past remediation expenses from the Company. The Company rejected the $158,000 demand, and is not currently participating with the remaining Springfield Township PRPs. The Company does not believe either of these sites will have a material adverse effect on the Company's financial position or results of operations.

                  MOHAWK AND WESTFIELD.

                  As previously reported, Mohawk Finishing Products, Inc. ("Mohawk") and Westfield Coatings Corporation ("Westfield"), both wholly-owned subsidiaries of the Company, were notified by the EPA, together with over a thousand other parties, of their status as PRPs under CERCLA with respect to environmental contamination at the Solvents Recovery of New England Site (the "SRS Site") located in Southington, Connecticut. To date, the EPA and the State of Connecticut have expended in excess of $5 million in connection with the SRS Site. Several hundred of the PRPs, including Mohawk and Westfield, have recently completed the Remedial Investigation and Feasibility Study for the SRS Site and are performing two non-time critical removal actions to contain contaminated groundwater at the SRS Site. EPA has not yet selected the remedial action for the Site.

                  In January 1994, the EPA notified Westfield of its status as a PRP at the Old Southington Landfill Superfund Site in Southington, Connecticut (the "Landfill") on the basis that process wastes from the SRS Site were sent to the Landfill prior to October 1967. In September 1994, the EPA issued a Record of Decision which selected a source control remedy that consisted of installation of a cap on the Landfill together with a gas collection system at an estimated cost of $16.1 million. EPA deferred to a second operable unit the issue of whether to actively remediate groundwater at the Landfill, but is insisting that certain groundwater studies be performed which will cost several millions of dollars. Westfield has entered into a settlement resolving its liability for the source control remedy in return for a payment of $16,476.21. It is expected that at some point in the near future the government will commence settlement discussions with respect to the second operable unit.

                  SOUTHDOWN SITE.

                  The Company's Carboline Company has been identified as a PRP under CERCLA in connection with a former solvent recycling facility in Tarrant City, Alabama, Southdown v. Carboline Company, et al.; United States District Court for the Northern District of Alabama, Southern Division, Civil No. CV96-J-3300-S ("Southdown Site"). Between 1978 and 1990, the Southdown Site was operated by All-Worth Enterprises pursuant to a Part B Permit under the Recourse Conservation and Recovery Act. In 1990, Southdown, Inc. and Southdown Environmental Treatment Systems, Inc. operated the site until 1995 when the site was sold to Nortru, Inc., a wholly-owned subsidiary of Philip Services, Inc. In November 1996, the Alabama Department of Environmental Management approved an RCRA facility investigation work plan. This work plan discovered solvent contamination at the facility.

                  Southdown and Southdown Environmental Systems filed a Complaint under Sections 113 and 107 of CERCLA against the former owner of the Tarrant City facility. In turn, the former owner filed a second amended complaint which added 42 of the current and former customers of the Southdown Site who allegedly arranged for the treatment or disposal of hazardous substances at the site. In March 2000, members of the joint defense group filed an amended complaint which added several additional customer defendants including Carboline Company. The complaint alleged that Carboline, through the former Admiral Paint operation in Lake Charles, Louisiana, sent hazardous substances to the Southdown Site for solvent reclamation. All of the parties have provided initial discovery responses, and the joint defense group is analyzing these responses to establish the volumetric schedule for potential allocation. The CERCLA litigation is currently stayed pending resolution of an indemnity claim between former owners and operators of the Southdown facility. Without a credible volumetric analysis and review of the waste-in list, the Company is unable to estimate Carboline's potential liability at the Southdown Site. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.


ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT*.

         The name, age and positions of each executive officer of the Company as of August 1, 2000 are as follows:

Name                     Age                     Position and Offices With the Company
----                     ---                     -------------------------------------
Thomas C. Sullivan       63          Chairman of the Board and Chief Executive Officer
James A. Karman          63          Vice Chairman
Frank C. Sullivan        39          President
P. Kelly Tompkins        43          Vice President, General Counsel and Secretary
Charles P. Brush         64          Vice President - Environmental and Regulatory Affairs
Glenn R. Hasman          46          Vice President - Finance and Communications
Gordon M. Hyde           46          Vice President - Operations
Stephen J. Knoop         35          Vice President - Corporate Development
Robert Matejka           57          Vice President - Controller
Ronald A. Rice           37          Vice  President - Risk  Management  and Benefits and Assistant
                                      Secretary
Keith R. Smiley          38          Vice President, Treasurer and Assistant Secretary

-----------------------

         * Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

         Thomas C. Sullivan has been Chairman of the Board and Chief Executive Officer of the Company since October 1971. From June 1971 through September 1978, Mr. Sullivan served as President and, prior thereto, as Executive Vice President of the Company. Mr. Sullivan's employment with the Company commenced in 1961, and he has been a Director since 1963. Mr. Sullivan is employed as Chairman and Chief Executive Officer under an employment agreement for a period ending December 31, 2002. Mr. Sullivan is the father of Frank C. Sullivan, President of the Company.

         James A. Karman was elected Vice Chairman on August 5, 1999. From September 1978 to August 1999, he served as President and Chief Operating Officer. From October 1982 to October 1993, Mr. Karman also was the Chief Financial Officer of the Company. From October 1973 through September 1978, Mr. Karman served as Executive Vice President, Secretary and Treasurer, and, prior thereto, as Vice President-Finance and Treasurer of the Company. Mr. Karman's employment with the Company commenced in 1963, and he has been a Director since 1963. Mr. Karman is employed as Vice Chairman under an employment agreement for a period ending December 31, 2002.

         Frank C. Sullivan was elected President on August 5, 1999. From October 1995 to August 1999 he served as Executive Vice President, and was Chief Financial Officer from October 1993 to August 1999. Mr. Sullivan served as a Vice President from October 1991 to October 1995. Prior thereto, he served as Director of Corporate Development of the Company from February 1989 to October 1991. Mr. Sullivan served as Regional Sales Manager, from February 1988 to February 1989, and as a Technical Service Representative, from February 1987 to February 1988, of AGR Company, an Ohio General Partnership formerly owned by the Company which was merged into Tremco. Prior thereto, Mr. Sullivan was employed by First Union National Bank from 1985 to 1986 and Harris Bank from 1983 to 1985. Mr. Sullivan is employed as President under an employment agreement for a period ending May 31, 2001. Mr. Sullivan is the son of Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer of the Company.

         P. Kelly Tompkins has served as Vice President, General Counsel and Secretary since June 1998. From June 1996 to June 1998, Mr. Tompkins served as Assistant General Counsel. From 1987 to 1995, Mr. Tompkins was employed by Reliance Electric Company in various positions including Senior Corporate Counsel, Director of Corporate Development and Director of Investor Relations. From 1985 to 1987, Mr. Tompkins was employed by Exxon Corporation. Mr. Tompkins is employed as Vice President, General Counsel and Secretary under an employment agreement for a period ending May 31, 2001.

         Charles P. Brush has served as Vice President-Environmental and Regulatory Affairs of the Company since October 1993. From June 1991 to October 1993, he served as the Company's Director of Environmental & Regulatory Affairs. Prior thereto, from 1988 to June 1991, he served as Vice President-Environmental & Risk Management of Kop-Coat, Inc., a wholly-owned subsidiary of the Company. Prior thereto, he served as Vice President and Manager of Koppers Company, Inc.'s international environmental consulting business. Mr. Brush is employed as Vice President-Environmental and Regulatory Affairs under an employment agreement for a period ending May 31, 2001.

         Glenn R. Hasman was elected Vice President-Finance and Communications on August 1, 2000. Mr. Hasman served as Vice President-Controller from August 1999 to August

2000 and served as Vice President-Financial Operations from October 1993 to August 1999. From July 1990 to October 1993, Mr. Hasman served as Controller. From September 1982 through July 1990, Mr. Hasman served in a variety of management capacities, most recently Vice President-Operations and Finance, Chief Financial Officer and Treasurer, of Proko Industries, Inc., a former wholly-owned subsidiary of the Company. From 1979 to 1982, Mr. Hasman served as RPM's Director of Internal Audit and from 1976 to 1979 he was associated with Ciulla, Smith & Dale, LLP, independent accountants. Mr. Hasman is employed as Vice President-Finance and Communications under an employment agreement for a period ending May 31, 2001.

         Gordon M. Hyde has served as Vice President-Operations of the Company since April 1999. From August 1998 to April 1999, he served as Vice President - Operations of the Company's Consumer Group. From October 1997 to August 1998, Mr. Hyde was a self-employed management consultant. From July 1996 to October 1997, Mr. Hyde was Vice President of Operations for Armor All Products, Inc. From October 1990 to July 1997, Mr. Hyde served as Vice President of Operations of Hi-Port, Inc. Mr. Hyde also served as Plant Manager of Hi-Port, Inc. from January 1989 to October 1996. Prior thereto, Mr. Hyde served in various capacities with Airco, Kinark Corporation and Ford Motor Company. Mr. Hyde is employed as Vice President-Operations under an employment agreement for a period ending May 31, 2001.

         Stephen J. Knoop was elected Vice President-Corporate Development on August 5, 1999. From June 1996 to August 1999, Mr. Knoop served as Director of Corporate Development of the Company. From 1990 to May 1996, Mr. Knoop was an associate at Calfee, Halter & Griswold LLP. Mr. Knoop is employed as Vice President-Corporate Development under an employment agreement for a period ending May 31, 2001.

         Robert Matejka was appointed Vice President-Controller on August 1, 2000. From 1995 to 1999, he served as Vice President-Finance of the motor and drive systems businesses of Rockwell International Corporation. From 1973 to 1995, Mr. Matejka served in various capacities with Reliance Electric Company, most recently as its Assistant Controller. From 1965 to 1973, he was an Audit Supervisor with Ernst & Young. Mr. Matejka is employed as Vice President-Controller under an employment agreement for a period ending May 31, 2001.

         Ronald A. Rice was elected Vice President-Risk Management and Benefits and Assistant Secretary on August 5, 1999. From 1997 to August 1999, he served as Director of Risk Management and Employee Benefits, and from 1995 to 1997 he served as Director of Benefits. From 1985 to 1995, Mr. Rice served in various capacities with the Wyatt Company, most recently he served as Senior Account Manager from 1992 to 1995. Mr. Rice is employed as Vice President-Risk Management and Benefits and Assistant Secretary under an employment agreement for a period ending May 31, 2001.

         Keith R. Smiley was elected Vice President and Assistant Secretary on August 5, 1999, and has served as Treasurer of the Company since February 1997. From October 1993 to February 1997, he served as Controller of the Company. From January 1992 until February 1997, Mr. Smiley also served as the Company's Internal Auditor. Prior thereto, he was associated with Ciulla, Smith & Dale, LLP. Mr. Smiley is employed as Vice President, Treasurer and Assistant Secretary under an employment agreement for a period ending May 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  RPM Common Shares are traded on the New York Stock Exchange under the symbol RPM. The high and low sales prices for the Common Shares, and the cash and stock dividends paid on the Common Shares, for each quarter of the two most recent fiscal years is set forth in the table below.

                    RANGE OF SALES PRICES AND DIVIDENDS PAID

                                                        Dividends Paid
    Fiscal 2000            High              Low          Per Share
    -------------          ----              ---          ---------
      1st Quarter     $ 15-1/16         $ 13-1/8           $ 0.1175
      2nd Quarter       13-1/2            11-1/8             0.1225
      3rd Quarter       11-7/8            9-1/2              0.1225
      4th Quarter       11-5/16           9-11/16            0.1225


                                                        Dividends Paid

      Fiscal 1999          High              Low          Per Share
      -----------          ----              ---          ---------
      1st Quarter     $ 17-5/8          $ 12-3/4           $ 0.1120
      2nd Quarter       17                12-7/8             0.1175
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

         The number of holders of record of RPM Common Shares as of August 18, 2000 was approximately 44,163.

RECENT SALES OF UNREGISTERED SECURITIES

                  None.

ITEM 6.           SELECTED FINANCIAL DATA.

                  The following table sets forth selected consolidated financial data of the Company for each of the five years during the period ended May 31, 2000. The data was derived from the annual Consolidated Financial Statements of the Company which have been audited by Ciulla, Smith & Dale, LLP, independent accountants.

                                                 FISCAL YEARS ENDED MAY 31,
                                                 --------------------------
                                                 2000           1999           1998            1997            1996
                                                 ----           ----           ----            ----            ----
(Amounts  in  thousands,  except per share
and percentage data)
Net sales                                       $1,954,131     $1,712,154     $1,615,274      $1,350,537      $1,136,396
Income before income taxes                          71,761        159,597        149,556         135,728         119,886
Net income                                          40,992         94,546         87,837          78,315          68,929
Return on sales %                                      2.1%           5.5%           5.4%            5.8%            6.1%
Basic earnings per share                              0.38           0.87           0.89            0.81            0.72
Diluted earnings per share                            0.38           0.86           0.84            0.76            0.69
Shareholders' equity                               645,724        742,876        567,337         493,398         445,915
Shareholders' equity per share                        6.02           6.83           5.75            5.07            4.68
Return on shareholders' equity %                       5.9%          14.4%          16.6%           16.7%           17.3%
Average shares outstanding                         107,221        108,731         98,527          97,285          95,208
Cash dividends paid                                 51,901         50,446         43,474          39,746          35,597
Cash dividends per share                             0.485          0.465          0.440           0.408           0.378
Retained earnings                                  348,102        359,011        314,911         270,465         231,896
Working capital                                    408,890        402,870        387,284         478,535         275,722
Total assets                                     2,099,203      1,737,236      1,685,917       1,633,228       1,155,076
Long-term debt                                     959,330        582,109        716,989         784,439         447,654
Depreciation and amortization                       79,150         62,135         57,009          51,145          42,562


---------------

Note: Acquisitions made by the Company during the periods presented may impact comparability from year to year. See Note A(2) of Notes to Consolidated Financial Statements, which appear elsewhere in this Annual Report on Form 10-K, for information concerning acquisitions for fiscal years 2000 and 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  The information required by this item is set forth at pages 12 through 18 of the 2000 Annual Report to Shareholders, which information is incorporated herein by reference.

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

Interest Rate Risk

                  The Company's primary interest rate risk exposure results from floating rate debt including various revolving credit and other lines of credit. At May 31, 2000, approximately 72% of the Company's total long-term debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1%) from May 31, 2000 rates, and assuming no changes in long-term debt from the May 31, 2000 levels, the additional annual expense would be approximately $7.0 million on a pre-tax basis. The Company currently does not hedge its exposure to this floating rate interest rate risk.

Foreign Currency Risk

                  The Company's foreign sales and results of operations are subject to the impact of foreign currency fluctuations. As most of the Company's foreign operations are in countries with fairly stable currencies, such as the United Kingdom, Belgium and Canada, this effect has not been material. In addition, foreign debt is denominated in the respective foreign currency, thereby eliminating any related translation impact on earnings. If the dollar continues to strengthen, the Company's foreign results of operations will be negatively impacted, but the effect is not expected to be material. A 10% adverse change in foreign currency exchange rates would not have resulted in a material impact on the Company's net income for the fiscal year ended May 31, 2000. The Company does not currently hedge against the risk of exchange rate fluctuations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The information required by this item is set forth at pages 19 through 37 of the 2000 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Information required by this item as to the Directors of the Company appearing under the caption "Election of Directors" in the Company's 2000 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to
Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 2000 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

                  The information required by this item is set forth in the 2000 Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The information required by this item is set forth in the 2000 Proxy Statement under the heading "Share Ownership of Principal Holders and Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required by this item is set forth in the 2000 Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this 2000 Annual Report on Form 10-K:

         1. FINANCIAL STATEMENTS. The following consolidated financial statements of the Company and its subsidiaries and the report of independent auditors thereon, included in the 2000 Annual Report to Shareholders on pages 19 through 37, are incorporated by reference in Item 8:

         Independent Auditors' Report

         Consolidated Balance Sheets -
         May 31, 2000 and 1999

         Consolidated Statements of Income -
         years ended May 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders'
         Equity - years ended May 31, 2000, 1999
         and 1998

         Consolidated Statements of Cash Flows -
         years ended May 31, 2000, 1999 and 1998

         Notes to Consolidated Financial
         Statements (including Unaudited Quarterly
         Financial Information)

         2. FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of independent auditors thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the 2000 Annual Report to Shareholders:

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

         3.       EXHIBITS.

                  See the Index to Exhibits at page E-1 of this Annual Report on Form 10-K.

(b)      REPORTS ON FORM 8-K.

                  The Company did not file a Current Report on Form 8-K during the fourth fiscal quarter.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    RPM, INC.

Date:  August 28, 2000                     By: /s/ Thomas C. Sullivan
                                              ----------------------------------
                                                    Thomas C. Sullivan
                                                    Chairman of the Board and
                                                    Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title
--------------------

                                                              Chairman of the Board of
/s/ Thomas C. Sullivan                                        Directors and Chief Executive
------------------------------------                          Officer (Principal Executive Officer)
Thomas C. Sullivan


/s/ James A. Karman                                           Vice Chairman and a Director
------------------------------------                          (Principal Financial Officer)
James A. Karman


/s/ Frank C. Sullivan                                         President and a Director
------------------------------------
Frank C. Sullivan

/s/ Glenn R. Hasman                                           Vice President-Finance and Communications
------------------------------------                          (Principal Accounting Officer)
Glenn R. Hasman


/s/ Max D. Amstutz                                            Director
------------------------------------
Max D. Amstutz

/s/ Edward B. Brandon                                         Director
------------------------------------
Edward B. Brandon

/s/ Lorrie Gustin                                             Director
------------------------------------
Lorrie Gustin

/s/ E. Bradley Jones                                          Director
------------------------------------
E. Bradley Jones

/s/ Donald K. Miller                                          Director
------------------------------------
Donald K. Miller

/s/ Kevin O'Donnell                                           Director
------------------------------------
Kevin O'Donnell

/s/ William A. Papenbrock                                     Director
------------------------------------
William A. Papenbrock

/s/ Albert B. Ratner                                          Director
------------------------------------
Albert B. Ratner

/s/ Jerry Sue Thornton                                        Director
------------------------------------
Jerry Sue Thornton

Date:  August 28, 2000

                                   RPM, INC.

                                 EXHIBIT INDEX

     Exhibit No.        Description
     -----------        -----------

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

     Exhibit No.        Description
     -----------        -----------

         *10.1 Amended and Restated Employment Agreement, dated as of June 1, 2000, by and between RPM, Inc. and Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer.

         *10.2 Amended and Restated Employment Agreement, dated as of June 1, 2000, by and between RPM, Inc. and James A. Karman, Vice Chairman.

         *10.3 Form of Employment Agreement entered into by and between RPM, Inc. and each of Frank C. Sullivan, President, P. Kelly Tompkins, Vice President, General Counsel and Secretary, Charles P. Brush, Vice President - Environmental and Regulatory Affairs, Gordon M. Hyde, Vice President - Operations, Glenn R. Hasman, Vice President - Finance and Communications, Stephen J. Knoop, Vice President - Corporate Development, Robert Matejka, Vice President-Controller, Ronald A. Rice, Vice President - Risk Management and Benefits and Assistant Secretary and Keith R. Smiley, Vice President, Treasurer and Assistant Secretary.

         *10.4 RPM, Inc. 1979 Stock Option Plan, as amended, and form of Stock Option Agreements used in connection therewith, which is incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.


         *10.5 RPM, Inc. 1989 Stock Option Plan, as amended, and form of Stock Option Agreements to be used in connection therewith, which is incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.


         *10.6 RPM, Inc. 1996 Stock Option Plan, and form of Stock Option Agreement to be used in connection therewith, which is incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

         *10.6.1 Amendment No. 1 to RPM, Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.7.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

         *10.7 RPM, Inc. Retirement Savings Trust and Plan, as amended, which is incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

         *10.8 RPM, Inc. Benefit Restoration Plan, which is incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

         *10.9 RPM, Inc. Board of Directors' Deferred Compensation Agreement, as amended and restated, which is incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

         *10.10 RPM, Inc. Deferred Compensation Plan for Key Employees, which is incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

     Exhibit No.        Description
     -----------        -----------

         *10.11 RPM, Inc. Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

         *10.12 RPM, Inc. 1997 Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith, which is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997.

         *10.13 Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers, which is incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

         *10.14 Retirement Letter Agreement, dated August 23, 1999, between John H. Morris and the Company incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1999.

         10.15 364-Day $200,000,000 Credit Agreement, dated as of July 14, 2000, among the Company, The Chase Manhattan Bank as Administrative Agent and Chase Securities Inc.

         10.16 Five-Year $500,000,000 Credit Agreement, dated as of July 14, 2000, among the Company, The Chase Manhattan Bank as Administrative Agent and Chase Securities Inc.

         10.17 Multicurrency Credit Agreement, dated as of August 24, 1999, among the Company, certain foreign subsidiaries of the Company, and Deutsche Bank AG London incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1999.

         10.18 Commercial Paper Placement Agency Agreement, dated as of August 10, 1999, between the Company and Chase Securities, Inc. (similar forms of agreement were also executed with Banc One Capital Markets, Inc. and Banc of America Securities LLC) incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1999.

         11.1     Computation of Net Income per Common Share.

         13.1 Financial Statements contained in 2000 Annual Report to Shareholders.

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE

To The Board of Directors and
  Shareholders
RPM, Inc. and Subsidiaries
Medina, Ohio

The audits referred to in our report to the Board of Directors and Shareholders of RPM, Inc. and Subsidiaries dated July 7, 2000, relating to the consolidated financial statements of RPM, Inc. and Subsidiaries included the audit of the schedule listed under Item 14 of Form 10-K for each of the three years in the period ended May 31, 2000. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ Ciulla Smith & Dale LLP
Ciulla, Smith & Dale, LLP

AUGUST 28, 2000

                           RPM, INC. AND SUBSIDIARIES

           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES            Schedule II
           ----------------------------------------------
                                 (In thousands)

                                                                                 Additions
                                                                                 Charged to
                                           Balance at         Additions           Selling,            Additions
                                            Beginning        Charged to         General and          Charged to
                                            Of Period       Cost of Sales      Administrative       Restructuring      Acquisitions
                                           -----------      -------------     ---------------      ---------------     -------------
YEAR ENDED MAY 31, 2000

   Allowance for doubtful accounts         $    14,248      $                 $         9,794      $                   $         644
                                           ===========      =============     ===============      ===============     =============
   Accrued loss reserves - Current         $    49,296      $                 $        28,241      $                   $       9,119
                                           ===========      =============     ===============      ===============     =============
   Accrued warranty reserves - Long-term   $    18,816      $                 $       (2,836)      $                   $
                                           ===========      =============     ===============      ===============     =============
   Accrued restructuring reserves          $     1,638      $       7,876     $                    $        51,970     $
                                           ===========      =============     ===============      ===============     =============
YEAR ENDED MAY 31, 1999

   Allowance for doubtful accounts         $    12,718      $                 $         6,205      $                   $         584
                                           ===========      =============     ===============      ===============     =============
   Accrued loss reserves - Current         $    43,332      $                 $        10,248      $                   $         363
                                           ===========      =============     ===============      ===============     =============
   Accrued warranty reserves - Long-term   $    23,496      $                 $       (1,204)      $                   $
                                           ===========      =============     ===============      ===============     =============
   Accrued restructuring reserves          $     5,719      $                 $                    $                   $
                                           ===========      =============     ===============      ===============     =============
YEAR ENDED MAY 31, 1998

   Allowance for doubtful accounts         $    12,006      $                 $         5,930      $                   $         642
                                           ===========      =============     ===============      ===============     =============
   Accrued loss reserves - Current         $    37,699      $                 $        14,545      $                   $
                                           ===========      =============     ===============      ===============     =============
   Accrued warranty reserves - Long-term   $    14,885      $                 $         2,741      $                   $       8,654
                                           ===========      =============     ===============      ===============     =============
   Accrued restructuring reserves          $       648      $                 $                    $                   $       6,841
                                           ===========      =============     ===============      ===============     =============




                                                                        Balance at
                                                                            End
                                                Deductions               Of Period
                                               ----------------       ---------------
YEAR ENDED MAY 31, 2000

   Allowance for doubtful accounts             $      8,438  (1)      $        16,248
                                               ============           ===============
   Accrued loss reserves - Current             $     21,891  (2)      $        64,765
                                               ============           ===============
   Accrued warranty reserves - Long-term       $      2,240  (2)      $        13,740
                                               ============           ===============
   Accrued restructuring reserves              $     47,944  (3)      $        13,540
                                               ============           ===============
YEAR ENDED MAY 31, 1999

   Allowance for doubtful accounts             $      5,259  (1)      $        14,248
                                               ============           ===============
   Accrued loss reserves - Current             $      4,647  (2)      $        49,296
                                               ============           ===============
   Accrued warranty reserves - Long-term       $      3,476  (2)      $        18,816
                                               ============           ===============
   Accrued restructuring reserves              $      4,081  (3)      $         1,638
                                               ============           ===============
YEAR ENDED MAY 31, 1998

   Allowance for doubtful accounts             $      5,860  (1)      $        12,718
                                               ============           ===============
   Accrued loss reserves - Current             $      8,912  (2)      $        43,332
                                               ============           ===============
   Accrued warranty reserves - Long-term       $      2,784  (2)      $        23,496
                                               ============           ===============
   Accrued restructuring reserves              $      1,770  (3)      $         5,719
                                               ============           ===============

(1)  Uncollectible accounts written off, net of recoveries
(2)  Primarily claims paid during the year
(3)  Restructuring initiatives completed during the year