Form 10-Q
period 2000-08-31
RPM INC/OH/
filed 2000-10-16
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000 OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
         ________.

COMMISSION FILE NO.   1-14187
                      -------

                                    RPM, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                           OHIO                                                   34-6550857
--------------------------------------------------------------          ---------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)          (IRS EMPLOYER IDENTIFICATION NO.)

P.O. BOX 777; 2628 PEARL ROAD; MEDINA, OHIO                       44258
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE            (330) 273-5090
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


                             AS OF OCTOBER 11, 2000
              102,034,804 RPM INC. COMMON SHARES WERE OUTSTANDING.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                                         PAGE NO.
------------------------------                                                         --------
CONSOLIDATED BALANCE SHEETS                                                                3
  AUGUST 31, 2000 AND MAY 31, 2000

CONSOLIDATED STATEMENTS OF INCOME                                                          4
  THREE MONTHS ENDED
  AUGUST 31, 2000 AND AUGUST 31, 1999

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                      5
  THREE MONTHS ENDED
  AUGUST 31, 2000 AND AUGUST 31, 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                               6 - 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                                 8 - 13
  RESULTS FOR OPERATIONS AND FINANCIAL CONDITION

PART II.  OTHER INFORMATION                                                             14 - 16
---------------------------

                        PART I. -- FINANCIAL INFORMATION
                        --------------------------------
                         ITEM 1. -- FINANCIAL STATEMENTS
                         -------------------------------

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                    ASSETS
                    ------
                                                                       AUGUST 31, 2000      MAY 31, 2000
                                                                      ----------------    ----------------

CURRENT ASSETS

  CASH AND SHORT-TERM INVESTMENTS                                     $         24,398    $         31,340
  TRADE ACCOUNTS RECEIVABLE (LESS ALLOWANCE FOR DOUBTFUL
    ACCOUNTS $15,236 AND $16,248)                                              403,042             399,683
  INVENTORIES                                                                  248,133             244,559
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                                    117,465             109,510
                                                                      ----------------    ----------------
    TOTAL CURRENT ASSETS                                                       793,038             785,092
                                                                      ----------------    ----------------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                         615,123             599,679
  LESS: ACCUMULATED DEPRECIATION AND AMORTIZATION                              241,874             233,451
                                                                      ----------------    ----------------
    PROPERTY, PLANT AND EQUIPMENT, NET                                         373,249             366,228
                                                                      ----------------    ----------------

OTHER ASSETS

  COSTS OF BUSINESSES OVER NET ASSETS ACQUIRED, NET OF AMORTIZATION            590,586             595,106
  INTANGIBLE ASSETS, NET OF AMORTIZATION                                       316,614             320,631
  OTHER                                                                         35,455              32,146
                                                                      ----------------    ----------------
    TOTAL OTHER ASSETS                                                         942,655             947,883
                                                                      ----------------    ----------------

TOTAL ASSETS                                                          $      2,108,942    $      2,099,203
                                                                      ================    ================

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES

  CURRENT PORTION OF LONG TERM DEBT                                   $          4,037    $          4,987
  NOTES AND ACCOUNTS PAYABLE                                                   150,178             154,256
  ACCRUED COMPENSATION AND BENEFITS                                             62,925              68,938
  ACCRUED LOSS RESERVES                                                         62,086              64,765
  OTHER ACCRUED LIABILITIES                                                     64,586              68,702
  RESTRUCTURING RESERVE                                                         10,981              13,540
  INCOME TAXES PAYABLE                                                          10,928               1,014
                                                                      ----------------    ----------------
    TOTAL CURRENT LIABILITIES                                                  365,721             376,202
                                                                      ----------------    ----------------

LONG-TERM LIABILITIES

  LONG-TERM DEBT, LESS CURRENT MATURITIES                                      971,312             959,330
  DEFERRED INCOME TAXES                                                         54,157              57,381
  OTHER LONG-TERM LIABILITIES                                                   62,572              60,566
                                                                      ----------------    ----------------
    TOTAL LONG-TERM LIABILITIES                                              1,088,041           1,077,277
                                                                      ----------------    ----------------

SHAREHOLDERS' EQUITY

  COMMON SHARES,  STATED VALUE $.015 PER SHARE;
    AUTHORIZED 200,000,000 SHARES;
    OUTSTANDING 102,015,000 AND
    103,134,000 SHARES, RESPECTIVELY                                             1,617               1,616
  PAID-IN CAPITAL                                                              424,360             424,077
  TREASURY SHARES, AT COST                                                     (99,617)            (88,516)
  ACCUMULATED OTHER COMPREHENSIVE LOSS                                         (35,673)            (39,555)
  RETAINED EARNINGS                                                            364,493             348,102
                                                                      ----------------    ----------------
            TOTAL SHAREHOLDERS' EQUITY                                         655,180             645,724
                                                                      ----------------    ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $      2,108,942    $      2,099,203
                                                                      ================    ================


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED AUGUST 31,
                                               -----------------------------------

                                                      2000               1999
                                               ----------------   ----------------

NET SALES                                      $        552,816   $        495,542

COST OF SALES                                           305,671            269,579
                                               ----------------   ----------------

GROSS PROFIT                                            247,145            225,963

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            184,036            158,762

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE                     0             45,000

INTEREST EXPENSE, NET                                    16,576              9,889
                                               ----------------   ----------------

INCOME BEFORE INCOME TAXES                               46,533             12,312

PROVISION FOR INCOME TAXES                               17,683              5,048
                                               ----------------   ----------------

NET INCOME                                     $         28,850   $          7,264
                                               ================   ================




BASIC EARNINGS PER COMMON SHARE                $           0.28   $           0.07
                                               ================   ================


DILUTED EARNINGS PER COMMON SHARE              $           0.28   $           0.07
                                               ================   ================


DIVIDENDS PER COMMON SHARE                     $         0.1225   $         0.1175
                                               ================   ================


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED AUGUST 31,
                                               -------------------------------------

                                                      2000                1999
                                               ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  NET INCOME                                   $         28,850    $          7,264
  DEPRECIATION AND AMORTIZATION                          19,282              17,909
  ITEMS NOT AFFECTING CASH AND OTHER                     (1,994)             (2,803)
  CHANGES IN OPERATING WORKING CAPITAL                  (24,419)             25,788
                                               ----------------    ----------------

                                                         21,719              48,158
                                               ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  ADDITIONS TO PROPERTY AND EQUIPMENT                   (16,417)            (13,407)
  ACQUISITION OF NEW BUSINESSES, NET OF CASH                  0            (292,513)
                                               ----------------    ----------------

                                                        (16,417)           (305,920)
                                               ----------------    ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM STOCK OPTION EXERCISES                      284                 354
  REPURCHASE OF COMMON SHARES                           (11,101)                (74)
  INCREASE (DECREASE) IN DEBT                            11,032             285,085
  DIVIDENDS                                             (12,459)            (12,840)
                                               ----------------    ----------------

                                                        (12,244)            272,525
                                               ----------------    ----------------


NET INCREASE (DECREASE) IN CASH                          (6,942)             14,763


CASH AT BEGINNING OF PERIOD                              31,340              19,729
                                               ----------------    ----------------


CASH AT END OF PERIOD                          $         24,398    $         34,492
                                               ================    ================


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three months ended August 31, 2000. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 2000.

Certain reclassifications may have been made to prior year amounts to conform with the current year presentation.

NOTE B - INVENTORIES
--------------------

Inventories were composed of the following major classes:

                                                              AUGUST 31, 2000 (1)          MAY 31, 2000
                                                              ---------------              ------------
                                                                              (IN THOUSANDS)

          Raw materials and supplies                               $   88,023                 $   86,755
          Finished goods                                              160,110                    157,804
                                                                   ----------                 ----------

                                                                   $  248,133                 $  244,559
                                                                   ==========                 ==========

(1)    Estimated, based on components at May 31, 2000.

NOTE C - ACQUISITIONS
---------------------

On August 3, 1999, the Company acquired all the outstanding shares of DAP Products Inc. and DAP Canada Corp. (collectively, "DAP"). DAP, headquartered in Baltimore, Maryland, is a leading manufacturer of sealants, caulks, patch and repair compounds, wood preservatives and water repellents and adhesives, for the retail do-it-yourself market.

This acquisition has been accounted for by the purchase method of accounting. The following data summarizes, on an unaudited proforma basis, the combined results of operations of the companies for the three months ended August 31, 1999. The proforma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies.

                                                                  THREE MONTHS ENDED AUGUST 31, 1999
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                              ----------------------------------------

                  Net Sales                                                     $ 539,580
                  Net Income                                                    $   6,950
                  Basic earnings per common share                               $     .06
                  Diluted earnings per common share                             $     .06

                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000
                                   (UNAUDITED)

--------------------------------------------------------------------------------


NOTES D - COMPREHENSIVE INCOME
------------------------------

Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities. Total comprehensive income, comprised of net income and other comprehensive income (loss), amounted to $32,732,000 and $7,013,000 during the first quarter of fiscal years 2001 and 2000, respectively.

NOTE E - RESTRUCTURING CHARGE
-----------------------------

In August 1999, the Company recorded a restructuring and asset impairment charge of $45,000,000 ($26,550,000 after-tax, or $.24 per basic and diluted shares). Subsequently, in last year's fourth quarter, as the program's aggregate impact was finalized, an additional $6,970,000 was charged to income. Included in these charges are severance and other employee related costs, contract exit and termination costs, facility closures and write-downs of property, plant and equipment, and write-downs of intangibles.

As of August 31, 2000, the Company has paid or incurred $40,989,000 related to these charges. The Company anticipates that substantially all of the remaining restructuring and plant rationalization costs will be paid or incurred by May 31, 2001. Following is a summary of the aggregate charge, the amounts paid or accrued to date, and the reserved balance at this quarter's end:

                                             TOTAL CHARGE        UTILIZED THROUGH 8/31/00            BALANCE AT 8/31/00
                                             ------------        ------------------------            ------------------
                                                                      (IN THOUSANDS)

Severance Costs                                      $21,986                       $12,175                          $ 9,811
Exit and Termination Costs                             2,059                           889                            1,170
Property, Plant and Equipment                         22,342                        22,342                                0
Intangibles                                            5,583                         5,583                                0
                                          -------------------    --------------------------       --------------------------
                                                     $51,970                       $40,989                          $10,981
                                          ===================    ==========================       ==========================


The severance and other employee-related costs provide for a reduction of approximately 760 employees related to the facility closures and the streamlining of operations related to cost reduction initiatives. The costs of exit and contract termination are comprised primarily of non-cancelable lease obligations on the closed facilities. The charges for property, plant and equipment and intangibles represent write-downs to net realizable value of less efficient and duplicate facilities, machinery and equipment and intangibles no longer needed in the combined restructured manufacturing operations.

                Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                           RPM, INC. AND SUBSIDIARIES
                       THREE MONTHS ENDED AUGUST 31, 2000

--------------------------------------------------------------------------------



REPORTABLE SEGMENT INFORMATION
------------------------------

Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, was adopted by the Company effective May 31, 1999. This Standard requires disclosure of segment information using the management approach, or the basis used internally to evaluate operating performance and to decide resource allocations. Comparative quarterly results on this basis are as follows:

------------------------------------------------------------------------
                                               QUARTER ENDED AUGUST 31,
                                            ----------------------------
(In thousands)                                 2000            1999
------------------------------------------------------------------------

Net External Sales

     Industrial Division                    $    304,634    $    302,009
     Consumer Division                           248,182         193,533
                                            ------------    ------------

         Totals:                            $    552,816    $    495,542
                                            ============    ============

Earnings Before Interest and Taxes (EBIT)

     Industrial Division                    $     46,166    $     32,873
     Consumer Division                            23,792          (5,925)
     Corporate/Other                              (6,849)         (4,747)
                                            ------------    ------------

         Totals:                            $     63,109    $     22,201
                                            ============    ============

Identifiable Assets                       AUGUST 31, 2000   MAY 31, 2000
                                          ---------------   ------------

     Industrial Division                    $  1,018,661    $  1,120,801
     Consumer Division                         1,031,591         914,334
     Corporate/Other                              58,690          64,068
                                            ------------    ------------

         Totals:                            $  2,108,942    $  2,099,203
                                            ============    ============

------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                           RPM, INC. AND SUBSIDIARIES
                       THREE MONTHS ENDED AUGUST 31, 2000

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

The Company's sales of $553 million reflect an increase of $57 million, or 12%, in the first quarter when compared to last year. Net income increased $22 million, quadrupling last year's first quarter result, largely due to the $27 million after tax restructuring and asset impairment charge last year. Without the restructuring and asset impairment charge, net income decreased $5 million quarter over quarter to $29 million.

On August 3, 1999, the Company completed its acquisition of DAP Products Inc. and DAP Canada Corp. (collectively "DAP"). DAP, with annual sales of approximately $250 million, is a leading North American manufacturer and marketer of caulks and sealants, spackling and glazing compounds, contact cements, and other specialty adhesives. DAP, reported within the Consumer Division, was neutral to earnings this quarter.

The DAP acquisition accounted for approximately 58% of the first quarter sales increase. The Company's existing operations, net of several minor Industrial Division product line divestitures, generated the balance of the sales increase, almost entirely from higher unit volumes as pricing adjustments have not been significant. Exchange rate differences had a slight negative effect on year-to-year sales. Sales generated in foreign markets may continue to be negatively impacted if the dollar continues strengthening. Internal growth within the Industrial Division increased approximately 5% in the first quarter. Within the Consumer Division, core sales were up approximately 6% over last year's comparative volume level.

Gross profit margin was reduced nearly a point from last year, to 44.7% of sales. The Industrial Division improved to 47.4% from 46.2%, mainly from the impact of product line divestitures, but also as a result of firm price posture and cost control. Within the Consumer Division, margins moved from 44.7% a year ago to 41.4% this quarter, principally from lower margins at DAP. This is the last quarter in which the DAP acquisition effects quarterly margin comparison since our next quarter will include DAP results for the full three months of both periods. As the portion of the sales increase that is attributable to mass merchandisers and home centers has grown, margin percentages generally have declined, while aggregate gross margin dollars are increasing. Raw material price changes have not been a significant factor this year. Downward pressure on margins may come from that portion of raw materials that are oil-based should oil prices continue at higher levels. Pricing actions and product formulations will continue being modified to offset as much of this potential negative impact as possible. As the Company nears completion of the manufacturing, distribution and administration consolidations that are part of its restructuring plan, certain cost redundancies exist and will continue during these transitions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                           RPM, INC. AND SUBSIDIARIES
                       THREE MONTHS ENDED AUGUST 31, 2000

--------------------------------------------------------------------------------

Selling, general and administrative expenses of 33.3% of sales compare with 32% a year ago. With respect to the aggregate $25 million increase in this expense compared to the comparable period last year, more than 42% is the result of the DAP acquisition. This year a full three months of DAP spending is included in operations while last year's results only include August spending. The Industrial Division expenses increased to 32.3% of sales from 30.6%, while the Consumer Division expenses decreased to 31.8% from 32.6% in 1999. The Consumer Division benefited mainly from increased volume coupled with overall ongoing expense control, and a lower SG&A percentage at DAP. Both Divisions continued with product and market development, promotional and other growth-related initiatives to set the stage for stronger sales growth in the future, including accelerated e-commerce related initiatives within the Corporate/Other segment. At the corporate level, professional fees were also higher than normal principally due to increased legal and regulatory expenses, other consulting and advisory services. (See Part II, Item 3)

In the first quarter of 1999, the Company announced a restructuring program to generate manufacturing, distribution, and administrative efficiencies, and to better position the Company for increased profitability and long-term growth. The cost of the program and related asset impairment was estimated at $45 million before taxes ($0.24 per common share); subsequently in last year's fourth quarter, an additional $7 million was charged as the program's aggregate impact was finalized. The program is expected to generate annualized before tax savings of approximately $23 million upon completion. Phased in over fiscal years 2000 and 2001, the full savings expectation should be realized beginning in fiscal 2002. Through the first quarter of 2000, the Company had paid or incurred $41 million of these charges, approximately two-thirds of which was associated with the write-down of property and intangibles with the remainder covering severance, exit and termination costs (refer to Note E). The net cash requirements of the restructuring program are estimated to total approximately $10 million.

Net interest expense increased $6.7 million in this year's first quarter, reflecting primarily the additional indebtedness to acquire DAP and to repurchase common shares of the Company. Average interest rates this quarter were up over last year by more than 100 basis points, further increasing net interest expense.

The effective income tax rate for this year's quarter of 38% represents an improvement over last year. The change is primarily caused by the favorable mix of differing tax rates and sourced income amounts in the various countries in which the Company operates. The Company expects this improvement to continue throughout this fiscal year.

Before the restructuring charge, net income decreased 15% on the 12% sales increase, with the margin declining to 5.2% from 6.8% last year. Improvements in earnings from gross profit increases in our core businesses and the improvement in the income tax rate were more than offset by higher interest costs, marketing and product development expenditures in our core businesses, legal and professional fees and e-commerce initiatives. DAP's acquisition costs plus the earnings foregone through product lines

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                           RPM, INC. AND SUBSIDIARIES
                       THREE MONTHS ENDED AUGUST 31, 2000

--------------------------------------------------------------------------------

divested also served to reduce earnings margins. The resulting earnings per share this year at $0.28 (both basic and diluted) is $0.03 lower than a year ago, excluding the impact of the fiscal 2000 restructuring and asset impairment charge. The change in average shares outstanding resulting from the Company's share repurchase program is providing a minor benefit to earnings per share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH PROVIDED FROM OPERATIONS
-----------------------------

The Company generated $21.7 million of cash from operations during the first quarter compared with $48.2 million in last year's first quarter. The restructuring and asset impairment charge last year is the major factor contributing to the $21.6 million increase this year's net income is providing when compared to last year. On the related working capital side, the restructure issue's reserves increased working capital last year approximately $23 million and serve to decrease working capital this year by approximately $3 million, as expenditures are being made on the program. The remainder of the change in working capital components, $24.2 million, results from modestly higher receivable and inventory increases and the settling of larger liability side components of working capital which existed at May 31, 2000 when compared to May 31, 1999.

The Company's cash flows from operations will continue as its primary source of financing internal growth.

INVESTING ACTIVITIES
--------------------

The Company is not capital intensive, and capital expenditures generally do not exceed depreciation and amortization in a given year. Capital expenditures are made primarily to accommodate the Company's continued growth through improved production and distribution efficiencies and capacity, and to enhance administration. The investment of $293 million in new businesses in last year's quarter reflects the acquisition of DAP, net of cash acquired.

FINANCING ACTIVITIES
--------------------

On January 22, 1999, the Company announced the authorization of a share repurchase program, allowing the repurchase of up to 5 million of the Company's common shares over a period of 12 months. On October 8, 1999, the Company announced the authorized expansion of this repurchase program to a total of 10 million common shares. As of August 31, 2000, the Company had repurchased 9 million of its common shares at an average price of $11.11 per share. No future repurchases are anticipated at this time.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                           RPM, INC. AND SUBSIDIARIES
                       THREE MONTHS ENDED AUGUST 31, 2000

--------------------------------------------------------------------------------

The acquisition of DAP was financed with a bridge loan arranged through one of the Company's lead banks. This transaction was subsequently refinanced through a $700 million commercial paper program, fully backed by the Company's existing $300 million revolving credit facility, plus a new $400 million revolving credit facility. During this year's first quarter, the Company refinanced its $300 million revolving credit facility and its $400 million revolving credit facility with a $200 million 364-day revolving credit facility, and a $500 million 5-year revolving credit facility. The credit facilities are mainly used to back up the Company's $700 million commercial paper program. The Company's debt-to-capital ratio is now at 60%, unchanged from May 31, 2000.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                           RPM, INC. AND SUBSIDIARIES
                       THREE MONTHS ENDED AUGUST 31, 2000

--------------------------------------------------------------------------------


FORWARD-LOOKING STATEMENTS
--------------------------

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the price and supply of raw materials, particularly oil-based feed stocks, titantium dioxide, certain resins, aerosols and solvents; (b) continued growth in demand for the Company's products; (c) environmental liability risks inherent in the chemical coatings business; (d) the effect of changes in interest rates; (e) the effect of fluctuations in currency exchange rates upon the Company's foreign operations; (f) the potential impact of the Euro currency conversion; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to political, social, economic and regulatory factors; (h) the Company's ability to make future acquisitions and its ability to effectively integrate such acquisitions; (i) the potential future impact of Year 2000 related software conversion issues; the potential impact of the Company's suppliers', customers' and other third parties' ability to identify and resolve their own Year 2000 obligations in such a way as to allow them to continue normal business operations or furnish raw materials, products, services or data to the Company and its operating companies without interruption; (j) liability risks inherent in the Company's EIFS and asbestos litigation and the continuation of insurance coverage for such risks; and (k) the ability of the Company to realize the projected pre-tax savings associated with the restructuring and consolidation program, and to divest non-core product lines.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates and foreign exchange rates since it funds its operations through long- and short-term borrowings and denominates its business transactions in a variety of foreign currencies. There were no material changes in the Company's exposure to market risk from May 31, 2000.

                                                                              14
                          PART II - OTHER INFORMATION

                           RPM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


ITEM 1 - LEGAL PROCEEDINGS
--------------------------

BONDEX

As previously reported, the Company, its wholly-owned subsidiaries, Bondex International, Inc. ("Bondex") and Republic Powdered Metals, Inc. ("Republic"), are each defendants or co-defendants in asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions including Illinois, Missouri, Texas, New York and Pennsylvania. These cases seek damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by either the Company, Bondex or Republic. In many cases, the plaintiffs are unable to demonstrate that any injuries they may have incurred, in fact, resulted from exposure to Bondex, Republic or Company products. Bondex, Republic or the Company are generally dismissed from those cases. With respect to those cases where compensable disease, exposure and causation are established, Bondex, Republic and the Company generally settle for amounts each considers reasonable given the facts and circumstances of each case.

During the quarter ended August 31, 2000, there was an increase in settlement demand amounts for certain cases. This increase was caused by (1) the serious nature of each case; (2) the presence of only a few co-defendants; and (3) the necessity of higher cost settlements for certain more serious cases in particular jurisdictions. The amounts paid to defend and settle these and the other active asbestos-related bodily injury cases continue to be substantially covered by existing product liability insurance.

At May 31, 2000, Bondex, Republic and the Company had a total of 636 active cases. As of August 31, 2000, Bondex, Republic and the Company had a total of 715 active asbestos cases. Since May 31, 2000, Bondex, Republic and the Company secured dismissals and/or settlements, the total cost of which collectively to Bondex, Republic and the Company, net of insurer contributions, amounted to approximately $814,000.

Bondex, Republic and the Company continue to vigorously defend all asbestos-related lawsuits. Under cost-sharing agreements among the Company, Bondex, Republic and its insurers, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments with the Company, Bondex and Republic each responsible for the balance. The Company believes that based on its existing reserves and insurance assets, its current asbestos litigation will not have a material adverse effect on the Company's financial position or results of operations.

DRYVIT

On September 14, 2000, Dryvit received a class action Complaint filed in Lancaster County, Pennsylvania styled Lape, et al. v. Murray Development Corporation, et al. (Case No. CI-00-09239) ("Lape"). The Lape case, which is not a state-wide class, involves approximately 200 homes located in various subdivisions in Lancaster County, Pennsylvania. The homeowners allege various claims against Dryvit and the other defendants, seek certification of the class and have a prayer for unspecified monetary damages.

ITEM 2 - CHANGES IN SECURITIES
------------------------------

(c)      Recent Sales of Unregistered Securities.

         No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the period covered by this Quarterly Report on Form 10-Q other than the following:

         (i) On July 17, 2000, the Company issued 174,510 Common Shares to certain of its officers and other employees pursuant to the RPM, Inc. 1997 Restricted Stock Plan (the "Restricted Stock Plan"). Such shares are restricted pursuant to the terms of the Restricted Stock Plan. The issuance of such shares was made to individuals who were participants in the RPM, Inc. Benefit Restoration Plan and such awards were designed to replace cash benefit payments being canceled under the RPM, Inc. Benefit Restoration Plan. Consequently, no additional consideration was received by the Company for such issuance. The dollar value of the restricted share awards was based on the closing price of the Company's Common Shares on April 28, 2000, of $10.125 per share. Registration under the Securities Act of 1933 was not effected with respect to the transaction described above in reliance upon the exemption from the registration contained in Section 4(2) of the Securities Act of 1933.

                          PART II - OTHER INFORMATION
 15                        RPM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)      Exhibits
                  --------

                  Official Exhibit Number               Description
                  -----------------------               -----------

                               11.1 Statement regarding computation of per share earnings.

                               27.1           Financial Data Schedule.

                                                                              16
                           PART II - OTHER INFORMATION
                           RPM, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

         (b)      Reports on Form 8-K
                  -------------------

                  The Company filed the following Current Report on Form 8-K, during the three months ended August 31, 2000:

                  (i) Current Report on Form 8-K, dated July 11, 2000, to file a news release with respect to the Company's financial results for fiscal year 2000.

                                   SIGNATURES
                                   ----------

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   RPM, INC.

                                   BY  /S/  THOMAS C. SULLIVAN
                                       ------------------------------------
                                   THOMAS C. SULLIVAN
                                   CHAIRMAN & CHIEF EXECUTIVE OFFICER

                                   BY  /S/  JAMES A. KARMAN
                                       ------------------------------------
                                   JAMES A. KARMAN
                                   VICE CHAIRMAN & CHIEF FINANCIAL OFFICER

DATE: 10/16/00