Form 10-Q
period 2000-11-30
RPM INC/OH/
filed 2001-01-16
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000, OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NO.      1-14187
                         -------

                                    RPM, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                OHIO                                       34-6550857
---------------------------------------       ---------------------------------
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


P.O. BOX 777; 2628 PEARL ROAD; MEDINA, OHIO                               44258
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE                (330) 273-5090
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


                             AS OF JANUARY 10, 2001,
              102,209,314 RPM INC. COMMON SHARES WERE OUTSTANDING.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------

                                      INDEX
                                      -----

                                                                    PAGE NO.
                                                                    --------

PART I.  FINANCIAL INFORMATION
-------  ---------------------

CONSOLIDATED BALANCE SHEETS
   NOVEMBER 30, 2000 AND MAY 31, 2000                                   3

CONSOLIDATED STATEMENTS OF INCOME
   THREE AND SIX MONTHS
   ENDED NOVEMBER 30, 2000 AND 1999                                     4

CONSOLIDATED STATEMENTS OF CASH FLOWS
   SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999                          5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  RESULTS OF OPERATIONS AND FINANCIAL CONDITION                         9

PART II.  OTHER INFORMATION                                            16
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

                                     ASSETS
                                     ------

                                                                         November 30, 2000      May 31, 2000
                                                                         -----------------      ------------

Current Assets
  Cash and short-term investments                                           $    30,737         $    31,340
  Trade accounts receivable (less allowance for doubtful
    accounts $16,177 and $16,248)                                               375,107             399,683
  Inventories                                                                   263,712             244,559
  Prepaid expenses and other current assets                                     104,557             109,510
                                                                            -----------         -----------
    Total current assets                                                        774,113             785,092
                                                                            -----------         -----------

Property, Plant and Equipment, At Cost                                          629,510             599,679
  Less: accumulated depreciation and amortization                               252,986             233,451
                                                                            -----------         -----------
    Property, plant and equipment, net                                          376,524             366,228
                                                                            -----------         -----------

Other Assets
  Costs of businesses over net assets acquired, net of amortization             582,084             595,106
  Intangible assets, net of amortization                                        313,347             320,631
  Other                                                                          35,132              32,146
                                                                            -----------         -----------
    Total other assets                                                          930,563             947,883
                                                                            -----------         -----------

Total Assets                                                                $ 2,081,200         $ 2,099,203
                                                                            ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Current portion of long term debt                                         $    13,687         $     4,987
  Notes and accounts payable                                                    131,562             154,256
  Accrued compensation and benefits                                              76,432              68,938
  Accrued loss reserves                                                          62,680              64,765
  Other accrued liabilities                                                      57,642              68,702
  Restructuring reserve                                                           8,346              13,540
  Income taxes payable                                                              696               1,014
                                                                            -----------         -----------
    Total current liabilities                                                   351,045             376,202
                                                                            -----------         -----------

Long-term Liabilities
  Long-term debt, less current maturities                                       971,014             959,330
  Deferred income taxes                                                          60,056              60,566
  Other long-term liabilities                                                    54,570              57,381
                                                                            -----------         -----------
    Total long-term liabilities                                               1,085,640           1,077,277
                                                                            -----------         -----------

Shareholders' Equity
  Common shares,  stated value $.015 per share;
    authorized 200,000,000 shares;
    outstanding 102,209,000 and
    103,134,000 shares, respectively                                              1,617               1,616
  Paid-in capital                                                               424,674             424,077
  Treasury shares, at cost                                                      (99,617)            (88,516)
  Accumulated other comprehensive loss                                          (50,805)            (39,555)
  Retained earnings                                                             368,646             348,102
                                                                            -----------         -----------
            Total shareholders' equity                                          644,515             645,724
                                                                            -----------         -----------

Total Liabilities And Shareholders' Equity                                  $ 2,081,200         $ 2,099,203
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

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                  Six Months Ended                  Three Months Ended
                                                    November 30,                       November 30,
                                           ----------------------------        ----------------------------

                                              2000              1999              2000              1999
                                           ----------        ----------        ----------        ----------


Net Sales                                  $1,050,894        $  995,959        $  498,078        $  500,417

Cost of Sales                                 586,473           555,720           280,802           286,141
                                           ----------        ----------        ----------        ----------

Gross Profit                                  464,421           440,239           217,276           214,276

Selling, General and Administrative
    Expenses                                  356,979           324,904           172,943           166,142

Restructuring Charge                                             45,000

Interest Expense, Net                          33,703            23,507            17,127            13,618
                                           ----------        ----------        ----------        ----------

Income Before Income Taxes                     73,739            46,828            27,206            34,516

Provision for Income Taxes                     28,021            19,200            10,338            14,152
                                           ----------        ----------        ----------        ----------

Net Income                                 $   45,718        $   27,628        $   16,868        $   20,364
                                           ==========        ==========        ==========        ==========




Basic earnings per common share            $     0.45        $     0.25        $     0.17        $     0.19
                                           ==========        ==========        ==========        ==========


Diluted earnings per common share          $     0.45        $     0.25        $     0.17        $     0.19
                                           ==========        ==========        ==========        ==========


Dividends per common share                 $   0.2475        $   0.2400        $   0.1250        $   0.1225
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

                          RPM, INC. AND SUBSIDIARIES
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                    (In thousands, except per share amounts)


                                                         Six Months Ended November 30,
                                                        ------------------------------

                                                             2000              1999
                                                        ------------       -----------

Cash Flows From Operating Activities:
  Net Income                                              $  45,718         $  27,628
  Depreciation and amortization                              38,681            37,779
  Items not affecting cash and other                        (15,747)           (6,706)
  Changes in working capital                                (23,202)           24,323
                                                          ---------         ---------

                                                             45,450            83,024
                                                          ---------         ---------

Cash Flows From Investing Activities:
  Additions to property and equipment                       (29,084)          (29,726)
  Sale of business assets, net of cash transferred                             17,481
  Acquisition of new businesses, net of cash                 (1,641)         (298,008)
                                                          ---------         ---------

                                                            (30,725)         (310,253)
                                                          ---------         ---------


Cash Flows From Financing Activities:
  Proceeds from stock option exercises                          598               508
  Increase (decrease) in debt                                20,349           287,296
  Repurchase of common shares                               (11,101)          (25,091)
  Dividends                                                 (25,174)          (26,048)
                                                          ---------         ---------

                                                            (15,328)          236,665
                                                          ---------         ---------


Net Increase (Decrease) in Cash                                (603)            9,436


Cash at Beginning of Period                                  31,340            19,729
                                                          ---------         ---------


Cash at End of Period                                     $  30,737         $  29,165
                                                          =========         =========





The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000
                                   (UNAUDITED)

--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the six and three months ended November 30, 2000 and November 30, 1999. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 2000.

Certain reclassifications may have been made to prior year amounts to conform with the current year presentation.

NOTE B - INVENTORIES
--------------------

Inventories were composed of the following major classes:



                                 NOVEMBER 30, 2000 (1)     MAY 31, 2000
                                 ---------------------     ------------
                                               (IN THOUSANDS)

Raw Materials and supplies               $93,549               $86,755
Finished Goods                           170,163               157,804
                                     ------------          ------------

                                        $263,712              $244,559
                                     ============          ============


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

This acquisition has been accounted for by the purchase method of accounting. The following data summarizes, on an unaudited proforma basis, the combined results of operations of the companies for the six months ended November 30, 1999. The proforma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies.

                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000
                                   (UNAUDITED)

--------------------------------------------------------------------------------


                                                            SIX MONTHS ENDED NOVEMBER 30, 1999
                                                            ----------------------------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net Sales                                                               $1,039,997
Net Income                                                                 $27,314
Basic earnings per common share                                              $0.25
Diluted earnings per common share                                            $0.25




NOTES D - COMPREHENSIVE INCOME
------------------------------

Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities. Total comprehensive income, comprised of net income and other comprehensive income (loss), amounted to $6,164,000 and $16,794,000 during the second quarter of fiscal years 2001 and 2000, respectively, and $34,468,000 and $23,807,000 for the six months ended November 30, 2000 and 1999, respectively.

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

As of November 30, 2000, the Company has paid or incurred $43,624,000 related to these charges. The Company anticipates that substantially all of the remaining restructuring and plant rationalization costs will be paid or incurred by May 31, 2001.

                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000
                                   (UNAUDITED)

--------------------------------------------------------------------------------

Following is a summary of the aggregate charge, the amounts paid or incurred to date, and the reserved balance at this quarter's end:

                                                    UTILIZED THROUGH       BALANCE AT
                                   TOTAL CHARGE     NOVEMBER 30, 2000    NOVEMBER 30, 2000
                                   ------------     -----------------    -----------------
                                                      (in thousands)

Severance Costs                       $21,986              $14,535              $7,451
Exit and Termination Costs              2,059                1,164                 895
Property, Plant and Equipment          22,342               22,342                   0
Intangibles                             5,583                5,583                   0
                                    ----------          -----------         -----------

                                      $51,970              $43,624              $8,346
                                    ==========          ===========         ===========



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

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2000

--------------------------------------------------------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

REPORTABLE SEGMENT INFORMATION
------------------------------

Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, was adopted by the Company effective May 31, 1999. This Standard requires disclosure of segment information using the management approach, or the basis used internally to evaluate operating performance and to decide resource allocations. Comparative six month and second quarter results on this basis are as follows:

-------------------------------------------------------------------------------------------------------------

                                               SIX MONTHS ENDED NOVEMBER 30,            QUARTER ENDED NOVEMBER 30,
                                              -------------------------------         -------------------------------
                                                 2000                1999                2000               1999
                                              -----------         -----------         -----------         -----------



Net External Sales

    Industrial Division                       $   582,936         $   582,020         $   278,302         $   280,011
    Consumer Division                             467,958             413,939             219,776             220,406
                                              -----------         -----------         -----------         -----------

        Totals:                               $ 1,050,894         $   995,959         $   498,078         $   500,417
                                              ===========         ===========         ===========         ===========


Earnings Before Interest and Taxes (EBIT)

    Industrial Division                       $    79,382         $    70,678         $    33,216         $    37,805
    Consumer Division                              39,561              10,387              15,769              16,312
    Corporate/Other                               (11,501)            (10,730)             (4,652)             (5,983)
                                              -----------         -----------         -----------         -----------

        Totals:                               $   107,442         $    70,335         $    44,333         $    48,134
                                              ===========         ===========         ===========         ===========

                                           NOVEMBER 30, 2000      MAY 31, 2000
                                           -----------------      ------------

Identifiable Assets

    Industrial Division                       $   997,465         $   993,239
    Consumer Division                           1,015,707           1,041,896
    Corporate/Other                                68,028              64,068
                                              -----------         -----------

        Totals:                               $ 2,081,200         $ 2,099,203
                                              ===========         ===========

-------------------------------------------------------------------------------------------------------------

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2000

--------------------------------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED NOVEMBER 30, 2000
------------------------------------

The Company's sales of $498 million were essentially unchanged from the prior year's comparable quarter. Both the Industrial and Consumer Divisions were at the same volume levels as in the second quarter of last year. Exchange rate differences had a slight negative effect on quarter-over-quarter sales costing approximately 1.5 points of growth. While sales generated in foreign markets may continue to be negatively impacted if the dollar continues strengthening, early currency movements in the Company's third fiscal quarter showed a weakening of the U.S. dollar. The Industrial Division did realize a 2% growth in sales prior to considering the impact of two business units which were disposed of before the beginning of this year's quarter. Late in this quarter, we experienced a general softening of demand in our served markets and in many of our southern U.S. markets, extreme, often record-setting cold temperatures dampened sales volume. Construction and maintenance work in our Industrial markets and off-the-shelf sales of the Company's do-it-yourself products were delayed.

Gross profit margin increased 0.8 points, ending at 43.6% of sales compared to last year's quarter performance of 42.8%. The Industrial Division experienced a
1.2 point margin improvement to 45.6% of sales versus last year's 44.4% gross profit level. While a portion of this improvement came as a result of product line divestitures, the vast majority resulted from improved product mix, firm pricing posture and cost controls. The Consumer Division gross profit margins of 40.8% last year modestly improved 0.3 points to 41.1%. As reported in the Company's prior quarter report, since the portion of the sales increase that is attributable to mass merchandisers and home centers is increasing, margin percentages will generally come under pressure, while aggregate gross margin dollars can increase. For both Divisions, raw material price changes have not yet been a significant negative factor, however, downward pressure on margins has come from that portion of raw materials that are oil-based. Pricing actions and product formulations will continue being modified to offset as much of this negative impact as possible. As the Company nears completion of the manufacturing, distribution and administration consolidations that are part of its restructuring plan, certain cost redundancies exist and will continue during these transitions. The most severe cost duplications exist within the Company's Wood Finishes Group, the last major business unit to execute the restructuring plan.

Selling, general and administrative expenses increased just over 4% from the prior year levels. As a percent of sales, these costs were 34.7%, 1.5 points higher than in last year's second quarter. The vast majority of the increase was in the Industrial Division, where expenses were 33.7% of sales compared to 30.9% last year; the Consumer Division expenses increased to 33.9% from 33.4%. Despite relatively flat volume levels, both operating divisions continued with product and market development, promotional and other growth-related initiatives to set the stage for higher sales growth, prospectively. Within the Consumer Division, the Wood Finishes Group distribution consolidation resulted in increased freight costs. These increases were

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2000

--------------------------------------------------------------------------------


partially offset at the Corporate level as constraint over expenses in general and specifically over consulting and advisory services reduced costs year-over-year. In spite of this focus on cost constraint, certain Corporate level costs related to professional fees due to legal and regulatory expenses were nonetheless considerably higher this period than a year ago.

Net interest expense increased $3.5 million in this year's second quarter, reflecting partially the additional indebtedness incurred to repurchase common shares of the Company. Average interest rates this quarter were up over last year by more than 100 basis points, further increasing net expense.

The effective income tax rate for this year's quarter of 38% represents an improvement over last year. The change is primarily caused by the favorable mix of differing tax rates and sourced income amounts in the various countries in which the Company operates. The Company expects this improvement to continue throughout this fiscal year.

Net income decreased 17% on the unchanged volume levels, with the margin declining to 3.4% from 4.1% last year. Improvements in earnings from gross profit increases and the improvement in the income tax rate were more than offset by higher interest costs, marketing, product development and professional fee expenditures. The resulting earnings per share this year at $0.17 (both basic and diluted) is $0.02 lower than a year ago. The change in average shares outstanding resulting from the Company's share repurchase program did provide a minor benefit to earnings per share.

SIX MONTHS ENDED NOVEMBER 30, 2000
----------------------------------

The Company's sales of $1,051 million reflect an increase of $55 million, or 5.5%, in the first half year of fiscal 2001 when compared to last year. Net income increased $18 million, 65% over last year's first six months' result, largely due to the $27 million after-tax restructuring and asset impairment charge last year. Without the restructuring and asset impairment charge, net income decreased $8.4 million period-over-period.

On August 3, 1999, the Company completed its acquisition of DAP Products Inc. and DAP Canada Corp. (collectively "DAP"). DAP, with annual sales of approximately $250 million, is a leading North American manufacturer and marketer of caulks and sealants, spackling and glazing compounds, contact cements, and other specialty adhesives. DAP, reported within the Consumer Division, was neutral to earnings this period.

The DAP acquisition accounted for approximately 43% of the first half sales increase. The Company's existing operations and product line additions, net of several Industrial Division product line divestitures, generated the balance of the sales increase, almost entirely from higher unit volumes as pricing adjustments have not yet been significant. Exchange rate differences had a slight negative effect on year-to-year sales, costing approximately 1.5 percentage points of growth. Internal growth within the Industrial Division increased approximately 4% in the first

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2000

--------------------------------------------------------------------------------


half of fiscal 2001. Within the Consumer Division, core sales were up approximately 2% over last year's comparative volume level. Late in the second quarter, we experienced a general softening of demand in our served markets and the severe weather issues noted in the preceding quarterly comments impact six month comparisons although to a lesser degree.

Gross profit margin was unchanged from last year, at 44.2% of sales. The Industrial Division improved to 46.6% from 45.3%, approximately half from the impact of product line divestitures, with the remainder the result of product mix changes, firm price posture and cost control. Within the Consumer Division, margins moved from 42.7% a year ago to 41.2% this quarter, with at least one half the decrease attributable to the lower margins inherent in the cost structure at DAP. This DAP impact will no longer be an issue in future quarters. The comments relative to the influence of mass merchandisers and home centers, oil-based raw materials and certain transitional cost redundancies resulting from the Company's restructuring plan made in the previous sub-section covering the three months ended November 30, 2000, also have impact here relative to the six month period.

Selling, general and administrative expenses at 34% of sales compare with 32.6% a year ago. With respect to the aggregate $32 million increase in this expense compared to the comparable period last year, more than 30% is the result of the DAP acquisition. This year a full six months of DAP spending is included in operations while last year's results only include August through November spending. The Industrial Division expenses increased to 32.9% of sales from 30.7% while the Consumer Division expenses decreased to 32.8% from 33.1% in 1999. The Consumer Division benefited mainly from increased volume coupled with overall ongoing expense control, and a lower SG&A percentage at DAP. Both Divisions continued with product and market development, promotional and other growth-related initiatives to set the stage for stronger sales growth in the future, including accelerated e-commerce related initiatives within the Corporate/Other segment. The Wood Finishes Group freight costs also negatively impacted this year's first half results. At the corporate level, professional fees were also higher than normal principally due to increased legal and regulatory expenses, other consulting and advisory services. (See Part II, Item
1)

In August of 1999, the Company announced a restructuring program to generate manufacturing, distribution, and administrative efficiencies, and to better position the Company for increased profitability and long-term growth. The cost of the program and related asset impairment was estimated at $45 million before taxes ($0.24 per common share); subsequently, in last year's fourth quarter, an additional $7 million was charged as the program's aggregate impact was finalized. The program is expected to generate annualized before tax savings of approximately $23 million upon completion. Phased in over fiscal years 2000 and 2001, the full savings expectation should be realized beginning in fiscal 2002. Through November 30, 2000, the Company had paid or incurred $44 million of these charges, approximately 64% of which was associated with the write-down of property and intangibles with the remainder covering severance, exit and termination costs (refer to Note E). The net cash requirements of the restructuring program are estimated to total approximately $10 million.

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2000

--------------------------------------------------------------------------------


Net interest expense increased $10.2 million in this year's first half, reflecting primarily the additional indebtedness to acquire DAP and to repurchase common shares of the Company. Average interest rates this year's first six months were up over last year by more than 100 basis points, further increasing net interest expense.

The effective income tax rate this year of 38% represents an improvement over last year. The change is primarily caused by the favorable mix of differing tax rates and sourced income amounts in the various countries in which the Company operates. The Company expects this improvement to continue throughout this fiscal year.

Before the restructuring charge, net income decreased 16% on the 5.5% sales increase, with the margin declining to 4.4% from 5.4% last year. Improvements in earnings from gross profit increases and the improvement in the income tax rate were more than offset by higher interest costs, marketing and product development expenditures, legal and professional fees and e-commerce initiatives. DAP's acquisition costs plus the earnings foregone through product lines divested also served to reduce earnings margins. The resulting earnings per share this year at $0.45 (both basic and diluted) is $0.05 lower than a year ago, excluding the impact of the fiscal 2000 restructuring and asset impairment charge. The change in average shares outstanding resulting from the company's share repurchase program is providing a minor benefit to earnings per share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH PROVIDED FROM OPERATIONS
-----------------------------

The Company generated $45.5 million of cash from operations during the past six months, compared with $83.0 million a year ago. The restructuring and asset impairment charge during last year's first quarter is the major factor contributing to the $18.1 million increase in this year's net income when compared to last year. The restructure activity last year also caused decreases in working capital of $18 million while this year it increased working capital $5 million; this difference accounts for $13 million of the $48 million year-to-year working capital change. The remainder of the change in working capital components, $25 million, results from modestly higher receivable and inventory increases, a decrease in current income taxes payable, and the settling of larger liability side components of working capital which existed at May 31, 2000 when compared to May 31, 1999.

The Company's cash flows from operations will continue as its primary source of financing internal growth.

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2000

--------------------------------------------------------------------------------


INVESTING ACTIVITIES
--------------------

The Company is not capital intensive, and capital expenditures generally do not exceed depreciation and amortization in a given year. Capital expenditures are made primarily to accommodate the Company's continued growth through improved production and distribution efficiencies and capacity, and to enhance administration. The investment of $293 million in new businesses in last year's first half reflects the acquisition of DAP and other product line additions, net of cash acquired. In addition, during the second quarter last year, the Company sold a non-core business for $17.5 million, net of cash transferred for a net gain.

FINANCING ACTIVITIES
--------------------

On January 22, 1999, the Company announced the authorization of a share repurchase program, allowing the repurchase of up to 5 million of the Company's common shares over a period of 12 months. On October 8, 1999, the Company announced the authorized expansion of this repurchase program to a total of 10 million common shares. As of November 30, 2000, the Company had repurchased 9 million of its common shares at an average price of $11.11 per share. No future repurchases are anticipated at this time.

The acquisition of DAP was financed with a bridge loan arranged through one of the Company's lead banks. This transaction was subsequently refinanced through a $700 million commercial paper program, fully backed by the Company's existing $300 million revolving credit facility, plus a new $400 million revolving credit facility. During this year's first half, the Company refinanced its $300 million revolving credit facility and its $400 million revolving credit facility with a $200 million 364-day revolving credit facility, and a $500 million 5-year revolving credit facility. The new credit facilities are available to back up the Company's $700 million commercial paper program to the extent the facilities are not drawn upon. As of November 30, 2000, the Company had drawn on the revolving credit facilities an aggregate of $589.5 million and had outstanding commercial paper of $45.1 million. Due to the Company's current public debt ratings, access to the commercial paper market is limited. The Company's debt-to-capital ratio is now at 60%, unchanged from May 31, 2000.

The stronger dollar effect on the Company's foreign net assets has tended to reduce shareholders' equity, and this trend could continue if the dollar continues to strengthen and the growth of foreign net assets continues.

The Company maintains excellent relations with its banks and other financial institutions to support the Company's current portfolio of business.

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2000

--------------------------------------------------------------------------------


OTHER MATTERS
-------------

YEAR 2000 READINESS DISCLOSURE
------------------------------

The Company had completed its Year 2000 remediation efforts and during calendar 2000 had not experienced any significant problems internally or with suppliers and customers in connection with this event. Prospectively, this issue will no longer be addressed.

ENVIRONMENTAL MATTERS
---------------------

Environmental obligations continue to be appropriately addressed and, based upon the latest available information, it is not anticipated that the outcome of such matters will materially affect the Company's results of operations or financial condition.

FORWARD-LOOKING STATEMENTS
--------------------------

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the price and supply of raw materials, particularly oil-based feedstocks, titanium dioxide, certain resins, aerosols and solvents; (b) continued growth in demand for the Company's products; (c) environmental liability risks inherent in the chemical coatings business; (d) the effect of changes in interest rates; (e) the effect of fluctuations in currency exchange rates upon the Company's foreign operations; (f) the potential impact of the Euro currency conversion; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to political, social, economic and regulatory factors; (h) the Company's ability to make future acquisitions and its ability to effectively integrate such acquisitions; (i) liability risks inherent in the Company's EIFS and asbestos litigation and the continuation of insurance coverage for such risks; and (j) the ability of the Company to realize the projected pre-tax savings associated with the restructuring and consolidation program, and to divest non-core product lines.

ITEM 3.  QUANTITATIVE AND QUALITATIVE
-------------------------------------
  DISCLOSURES ABOUT MARKET RISK
  -----------------------------

The Company is exposed to market risk from changes in interest rates and foreign exchange rates since it funds its operations through long- and short-term borrowings and denominates its business transactions in a variety of foreign currencies. There were no material changes in the Company's exposure to market risk from May 31, 2000.

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------



ITEM 1 - LEGAL PROCEEDINGS
--------------------------

BONDEX
------

As previously reported, the Company, its wholly-owned subsidiaries, Bondex International, Inc. ("Bondex") and Republic Powdered Metals, Inc. ("Republic"), are each defendants or co-defendants in asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions including Illinois, Missouri, Texas, New York and Pennsylvania. These cases seek damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by the Company, Bondex or Republic. In many cases, the plaintiffs are unable to demonstrate that any injuries they have incurred, in fact, resulted from exposure to Bondex, Republic or Company products. Bondex, Republic or the Company are generally dismissed from those cases. With respect to those cases where compensable disease, exposure and causation are established, Bondex, Republic and the Company generally settle for amounts each considers reasonable given the facts and circumstances of each case. Settlement demands vary for specific cases in particular jurisdictions depending on (1) the seriousness of each case, (2) the number of co-defendants in the case, and (3) the higher risk of an adverse verdict in certain jurisdictions. The amounts paid to defend and settle cases filed against Bondex, Republic and the Company continue to be substantially covered by product liability insurance.

As of August 31, 2000, Bondex, Republic and the Company had a total of 715 active asbestos cases. As of November 30, 2000, Bondex, Republic and the Company had a total of 826 active asbestos cases. Bondex, Republic and the Company secured dismissals and/or settlements, the total cost of which collectively to Bondex, Republic and the Company, net of insurer contributions, amounted to $814,000 for the quarter ended August 31, 2000 and $77,080 for the quarter ended November 30, 2000.

Bondex, Republic and the Company continue to vigorously defend all asbestos-related lawsuits. Under a cost-sharing arrangement among the Company, Bondex, Republic and its insurers, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments with the Company, Bondex and Republic each responsible for the balance. Recent developments including the bankruptcy filings of various other asbestos litigation defendants could, however, result in higher future settlement demands for certain cases in certain jurisdictions. The Company continues to believe that its existing asbestos litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

DRYVIT
------

As previously reported, Dryvit Systems, Inc., a wholly-owned subsidiary of the Company ("Dryvit"), is a defendant or co-defendant in numerous lawsuits seeking damages for structures clad with exterior insulated finish systems ("EIFS") products manufactured by Dryvit and other EIFS manufacturers. As of January 11, 2001, Dryvit was a defendant or co-defendant in approximately 650 single-family residential cases, the vast majority of which are pending in North Carolina, South Carolina and Alabama. Dryvit also has several EIFS lawsuits involving

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


condominium complexes and office buildings. While the vast majority of Dryvit's EIFS lawsuits claim water intrusion and related property damages, plaintiffs in a few EIFS lawsuits also claim respiratory-based personal injuries from alleged exposure to mold. Dryvit is vigorously challenging these mold allegations and does not believe there is adequate scientific basis to sustain such a personal injury action against Dryvit.

As previously reported, Dryvit settled the North Carolina class action styled Ruff, et al. v. Parex, Inc., et al. As of January 11, 2001, a total of 441 claims have been submitted to the claims administrator for verification and validation. Of these 441 claims, 43 have been approved for payment. Approximately $600,000 has been paid to date on these 43 claims. The remaining claims are currently under review and investigation by the claims administrator. Dryvit continues to believe that it has adequate insurance commitments to cover its obligations under the Ruff settlement.

Dryvit was named in an attempted class action, Lienhart, et al. v. Dryvit Systems, Inc., et al. (5:99-CV-4700-BR(3)), in the Eastern District of North Carolina seeking a class comprised of owners of structures clad with a direct applied EIFS-type product known as Fastrak System 4000 ("DEFS"). Dryvit challenged class certification and has joined numerous third parties for indemnification and contribution. On December 18, 2000, the U.S. District Court certified a class of "homes, condominiums, apartment complexes or commercial buildings which have been constructed after January 1, 1992, using an exterior cladding system known as Fastrak System 4000." Dryvit estimates there are less than 500 DEFS-clad homes in North Carolina. The class certification was limited to two issues: (1) whether Dryvit's product was defectively designed and (2) whether Dryvit had breached a duty to warn homeowners of hazards inherent in the use of their products. Dryvit's third-party claims were severed and stayed for all purposes until after the plaintiff's case is tried. In addition to existing cost-sharing arrangements with its insurers to cover defense and indemnity on these DEFS claims, Dryvit has a cost-sharing arrangement with the manufacturer of the substrate upon which the DEFS was applied. Dryvit has filed an interlocutory appeal with the U.S. Court of Appeals (Fourth Circuit) requesting the appellate court to exercise its discretion and permit an immediate appeal of the district court's class certification ruling.

On December 1, 2000, Dryvit received a class action Complaint filed in Jefferson County, Tennessee styled William J. Humphrey, et al. v. Dryvit Systems, Inc. (Case No. 17,715-IV) ("Humphrey"). The Humphrey case is an attempted state-wide class action which seeks various types of damages on behalf of all similarly situated persons who paid for the purchase of a Dryvit EIFS-clad structure in the State of Tennessee during the period beginning November 14, 1990 to the date of the Complaint. Dryvit intends to vigorously oppose class certification in Humphrey.

Dryvit, the Company's captive insurer, First Colonial Insurance Company, and one of Dryvit's umbrella carriers, are parties to various cost-sharing agreements which are currently providing defense and indemnity for Dryvit's EIFS and DEFS lawsuits. Dryvit believes that the damages sought by the plaintiffs in these cases are covered by its existing insurance and that such insurance is presently adequate. Based on the continuation of its existing insurance

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


arrangements, the Company continues to believe that this litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Annual Meeting of Shareholders of the Company was held on October 12, 2000. The following matter was voted on at the meeting.

1. Election of Lorrie Gustin, James A. Karman and Donald K. Miller as Directors of the Company. The nominees were elected as Directors with the following votes:

         Lorrie Gustin
         -------------

         For                                 75,198,853
         Withheld                            16,521,977
         Broker non-votes                           -0-

         James A. Karman
         ---------------

         For                                 86,202,142
         Withheld                             4,691,289
         Broker non-votes                           -0-

         Donald K. Miller
         ----------------

         For                                 86,357,530
         Withheld                             4,535,901
         Broker non-votes                           -0-

     In addition to the directors above, the following directors' terms of office continued after the Annual Meeting of Shareholders: Dr. Max D. Amstutz; Edward B. Brandon; E. Bradley Jones; William A. Papenbrock; Albert
     B. Ratner; Frank C. Sullivan; Thomas C. Sullivan and Dr. Jerry Sue Thornton

2. Adoption and Approval of Amendment to the RPM, Inc. 1996 Key Employees Stock Option Plan. An amendment to the RPM, Inc. 1996 Key Employees Stock Option Plan increasing the number of shares for which options may be granted from 4,500,000 to 9,000,000 was adopted and approved by the following vote:

         For                                 74,668,316
         Against                             15,019,289
         Abstain                              1,206,815

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


     For information on how the votes for the above matters have been tabulated, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders on October 12, 2000.

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

         (b)      Reports on Form 8-K
                  -------------------

                  There were no reports on Form 8-K filed during the three months ended November 30, 2000.

                                   SIGNATURES
                                   ----------

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                    RPM, INC.



                                    BY  /S/  THOMAS C. SULLIVAN
                                       ---------------------------------
                                    THOMAS C. SULLIVAN
                                    CHAIRMAN & CHIEF EXECUTIVE OFFICER



                                    BY  /S/  JAMES A. KARMAN
                                        --------------------------------
                                    JAMES A. KARMAN
                                    VICE CHAIRMAN AND CHIEF FINANCIAL OFFICER



JANUARY 16, 2001