Form 10-Q
period 2001-02-28
RPM INC/OH/
filed 2001-04-16
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001, or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to ___________________.

Commission File No.                 1-14187
                                    -------

                                    RPM, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  OHIO                                                34-6550857
---------------------------------------------       ----------------------------
(State or other jurisdiction of incorporation       (IRS Employer Identification
or organization)                                     No.)

P.O. BOX 777; 2628 PEARL ROAD; MEDINA, OHIO                               44258
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number including area code                 (330) 273-5090
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

                                                            Yes [x]    No  [ ].


                              As of April 11, 2001,
              102,210,658 RPM Inc. Common Shares were outstanding.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------


                                      INDEX
                                      -----

                                                                       Page No.
                                                                       --------
Part I.  Financial Information
------------------------------

Consolidated Balance Sheets
   February 28, 2001 and May 31, 2000                                        3

Consolidated Statements of Income
   Nine Months and Three Months Ended
   February 28, 2001 and February 29, 2000                                   4

Consolidated Statements of Cash Flows
   Nine Months Ended
   February 28, 2001 and February 29, 2000                                   5

Notes to Consolidated Financial Statements                                   6

Management's Discussion and Analysis of
  Results of Operations and Financial Condition                              9

Part II.  Other Information                                                 16
---------------------------

                       PART I. -- FINANCIAL INFORMATION
                        --------------------------------

ITEM 1. -- FINANCIAL STATEMENTS

                           RPM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             ASSETS
                                             ------

                                                                               FEBRUARY 28, 2001           MAY 31, 2000
                                                                               -----------------           ------------

CURRENT ASSETS
  CASH AND SHORT-TERM INVESTMENTS                                                    $    29,182           $    31,340
  TRADE ACCOUNTS RECEIVABLE (LESS ALLOWANCE FOR DOUBTFUL
    ACCOUNTS $16,924 AND $16,248)                                                        336,667               399,683
  INVENTORIES                                                                            289,185               244,559
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                                              111,421               109,510
                                                                                     -----------           -----------
    TOTAL CURRENT ASSETS                                                                 766,455               785,092
                                                                                     -----------           -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                                   636,190               599,679
  LESS: ACCUMULATED DEPRECIATION AND AMORTIZATION                                        262,133               233,451
                                                                                     -----------           -----------
    PROPERTY, PLANT AND EQUIPMENT, NET                                                   374,057               366,228
                                                                                     -----------           -----------

OTHER ASSETS
  COSTS OF BUSINESSES OVER NET ASSETS ACQUIRED, NET OF AMORTIZATION                      582,384               595,106
  INTANGIBLE ASSETS, NET OF AMORTIZATION                                                 309,357               320,631
  OTHER                                                                                   35,485                32,146
                                                                                     -----------           -----------
    TOTAL OTHER ASSETS                                                                   927,226               947,883
                                                                                     -----------           -----------

TOTAL ASSETS                                                                         $ 2,067,738           $ 2,099,203
                                                                                     ===========           ===========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------

CURRENT LIABILITIES
  CURRENT PORTION OF LONG TERM DEBT                                                  $    20,564           $     4,987
  NOTES AND ACCOUNTS PAYABLE                                                             153,522               154,256
  ACCRUED COMPENSATION AND BENEFITS                                                       69,580                68,938
  ACCRUED LOSS RESERVES                                                                   58,268                64,765
  OTHER ACCRUED LIABILITIES                                                               58,200                68,702
  RESTRUCTURING RESERVE                                                                    5,568                13,540
  INCOME TAXES PAYABLE                                                                    (6,778)                1,014
                                                                                     -----------           -----------
    TOTAL CURRENT LIABILITIES                                                            358,924               376,202
                                                                                     -----------           -----------

LONG-TERM LIABILITIES
  LONG-TERM DEBT, LESS CURRENT MATURITIES                                                969,846               959,330
  DEFERRED INCOME TAXES                                                                   59,796                60,566
  OTHER LONG-TERM LIABILITIES                                                             47,353                57,381
                                                                                     -----------           -----------
    TOTAL LONG-TERM LIABILITIES                                                        1,076,995             1,077,277
                                                                                     -----------           -----------

SHAREHOLDERS' EQUITY

  COMMON SHARES,  STATED VALUE $.015 PER SHARE;
    AUTHORIZED 200,000,000 SHARES;
    OUTSTANDING 102,209,000 AND
    103,134,000 SHARES, RESPECTIVELY                                                       1,617                 1,616
  PAID-IN CAPITAL                                                                        424,674               424,077
  TREASURY SHARES, AT COST                                                               (99,617)              (88,516)
  ACCUMULATED OTHER COMPREHENSIVE LOSS                                                   (43,767)              (39,555)
  RETAINED EARNINGS                                                                      348,912               348,102
                                                                                     -----------           -----------
            TOTAL SHAREHOLDERS' EQUITY                                                   631,819               645,724
                                                                                     -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 2,067,738           $ 2,099,203
                                                                                     ===========           ===========


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          RPM, INC. AND SUBSIDIARIES
                           --------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                              -----------------                     ------------------


                                                         FEBRUARY 28,      FEBRUARY 29,      FEBRUARY 28,       FEBRUARY 29,
                                                            2001               2000              2001                2000
                                                         ------------      ------------      ------------       ------------


NET SALES                                                $1,454,559        $1,407,357        $  403,665         $  411,398

COST OF SALES                                               824,336           792,835           237,863            237,115
                                                         ----------        ----------        ----------         ----------

GROSS PROFIT                                                630,223           614,522           165,802            174,283

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                516,647           480,412           159,668            155,508

RESTRUCTURING CHARGE                                                           45,000

INTEREST EXPENSE, NET                                        51,156            35,958            17,453             12,451
                                                         ----------        ----------        ----------         ----------

INCOME (LOSS) BEFORE INCOME TAXES                            62,420            53,152           (11,319)             6,324

PROVISION FOR INCOME TAXES                                   23,720            21,793            (4,301)             2,593
                                                         ----------        ----------        ----------         ----------

NET INCOME (LOSS)                                        $   38,700        $   31,359        ($   7,018)        $    3,731
                                                         ==========        ==========        ==========         ==========




BASIC EARNINGS (LOSS) PER COMMON SHARE                   $     0.38        $     0.29        ($    0.07)        $     0.04
                                                         ==========        ==========        ==========         ==========


DILUTED EARNINGS (LOSS) PER COMMON SHARE                 $     0.38        $     0.29        ($    0.07)        $     0.04
                                                         ==========        ==========        ==========         ==========


DIVIDENDS PER COMMON SHARE                               $   0.3725        $   0.3625        $   0.1250         $   0.1225
                                                         ==========        ==========        ==========         ==========






THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                                               5
                          RPM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      NINE MONTHS ENDED
                                                                          -----------------------------------------
                                                                          FEBRUARY 28,                FEBRUARY 29,
                                                                              2001                        2000
                                                                            --------                    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME                                                             $  38,700                $  31,359
    DEPRECIATION AND AMORTIZATION                                             58,938                   58,132
    ITEMS NOT AFFECTING CASH AND OTHER                                       (14,510)                 (10,024)
    CHANGES IN WORKING CAPITAL                                               (33,256)                  44,515
                                                                           ---------                ---------


                                                                              49,872                  123,982
                                                                           ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY AND EQUIPMENT                                        (43,513)                 (42,155)
  SALE OF BUSINESS ASSETS, NET OF CASH TRANSFERRED                                 0                   17,002
  ACQUISITION OF NEW BUSINESSES, NET OF CASH                                  (3,341)                (303,336)
                                                                           ---------                ---------


                                                                             (46,854)                (328,489)
                                                                           ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM STOCK OPTION EXERCISES                                           598                      866
  INCREASE (DECREASE) IN DEBT                                                 43,217                  287,264
  REPURCHASE OF COMMON SHARES                                                (11,101)                 (48,379)
  DIVIDENDS                                                                  (37,890)                 (39,050)
                                                                           ---------                ---------

                                                                              (5,176)                 200,701
                                                                           ---------                ---------

  NET INCREASE (DECREASE) IN CASH                                             (2,158)                  (3,806)

  CASH AT BEGINNING OF PERIOD                                                 31,340                   19,729
                                                                           ---------                ---------

  CASH AT END OF PERIOD                                                    $  29,182                $  15,923
                                                                           =========                =========




         THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and nine month periods ended February 28, 2001 and February 29, 2000. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 2000.

Certain reclassifications may have been made to prior year amounts to conform with the current year presentation.

NOTE B - INVENTORIES
--------------------

Inventories were composed of the following major classes:

                                           FEBRUARY 28, 2001 (1)                      MAY 31, 2000
                                           ---------------------                      ------------
                                                                  (IN THOUSANDS)

Raw Materials and supplies                           $102,586                              $86,755
Finished Goods                                        186,599                              157,804
                                                --------------                      ---------------

                                                     $289,185                             $244,559
                                                ==============                      ===============


(1)    Estimated, based on components at May 31, 2000.


NOTE C - ACQUISITIONS
---------------------

On August 3, 1999, the Company acquired all the outstanding shares of DAP Products Inc. and DAP Canada Corp. (collectively, "DAP"). DAP, headquartered in Baltimore, Maryland, is a leading North American manufacturer and marketer of caulks and sealants, spackling and glazing compounds, contact cements, and other specialty adhesives.

                          RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001
                                   (Unaudited)

--------------------------------------------------------------------------------

This acquisition has been accounted for by the purchase method of accounting. The following data summarizes, on an unaudited proforma basis, the combined results of operations of the companies for the nine months ended February 29, 2000. The proforma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies.

                                                    NINE MONTHS ENDED FEBRUARY 29, 2000
                                                    -----------------------------------

                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net Sales                                                                $1,451,396
Net Income                                                                  $31,045
Basic earnings per common share                                               $0.29
Diluted earnings per common share                                             $0.29

NOTE D - COMPREHENSIVE INCOME
------------------------------

Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities. Total comprehensive income, comprised of net income and other comprehensive income (loss), amounted to $20,000 and $588,000 during the third quarter of fiscal years 2001 and 2000, respectively, and $34,488,000 and $24,395,000 for the nine months ended February 28, 2001 and February 29, 2000, respectively.

NOTE E - RESTRUCTURING CHARGE
-----------------------------

In August 1999, the Company recorded a restructuring and asset impairment charge of $45,000,000 ($26,550,000 after-tax, or $0.24 per basic and diluted share). Subsequently, in last year's fourth quarter, as the program's aggregate impact was finalized, an additional $6,970,000 was charged to income. Included in these charges are severance and other employee related costs, contract exit and termination costs, facility closures and write-downs of property, plant and equipment, and write-downs of intangibles.

As of February 28, 2001, the Company has paid or incurred $46,402,000 related to these charges. The Company anticipates that substantially all of the remaining restructuring and plant rationalization costs will be paid or incurred by May 31, 2001.

                          RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001
                                   (Unaudited)

--------------------------------------------------------------------------------



Following is a summary of the aggregate charge, the amounts paid or incurred to date, and the reserved balance at this quarter's end:

                                                               UTILIZED THROUGH                BALANCE AT
                                         TOTAL CHARGE          FEBRUARY 28, 2001            FEBRUARY 28, 2001
                                         ------------          -----------------            -----------------
                                                                    (IN THOUSANDS)

Severance Costs                                  $21,986                  $17,048                       $4,938
Exit and Termination Costs                         2,059                    1,429                          630
Property, Plant and Equipment                     22,342                   22,342                            0
Intangibles                                        5,583                    5,583                            0
                                             ------------             ------------                -------------

                                                 $51,970                  $46,402                       $5,568
                                             ============             ============                =============



The severance and other employee-related costs provided for a reduction of approximately 760 employees related to the facility closures and the streamlining of operations related to cost reduction initiatives. The costs of exit and contract termination are comprised primarily of non-cancelable lease obligations on the closed facilities. The charges for property, plant and equipment and intangibles represent write-downs to net realizable value of less efficient and duplicate facilities, machinery and equipment and intangibles no longer needed in the combined restructured manufacturing operations.

                                                                              9
                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2001

--------------------------------------------------------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

REPORTABLE SEGMENT INFORMATION
------------------------------

Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, was adopted by the Company effective May 31, 1999. This Standard requires disclosure of segment information using the management approach, or the basis used internally to evaluate operating performance and to decide resource allocations. Comparative nine month and third quarter results on this basis are as follows:


-----------------------------------------------------------------------------------------------------
                                     NINE MONTHS ENDED                      QUARTER ENDED
                           ------------------------------------  ------------------------------------
(In thousands)             FEBRUARY 28, 2001  FEBRUARY 29, 2000  FEBRUARY 28, 2001  FEBRUARY 29, 2000
                           -----------------  -----------------  -----------------  -----------------

Net External Sales

     Industrial Division      $   801,392       $   807,047       $   218,456       $   225,027
     Consumer Division            653,167           600,310           185,209           186,371
                              -----------       -----------       -----------       -----------

         Totals:              $ 1,454,559       $ 1,407,357       $   403,665       $   411,398
                              ===========       ===========       ===========       ===========

Earnings Before Interest
  and Taxes

     Industrial Division      $    88,858       $    86,871       $     9,476       $    16,193
     Consumer Division             40,503            17,171               942             6,784
     Corporate/Other              (15,785)          (14,932)           (4,284)           (4,202)
                              -----------       -----------       -----------       -----------

         Totals:              $   113,576       $    89,110       $     6,134       $    18,775
                              ===========       ===========       ===========       ===========

Identifiable Assets        FEBRUARY 28, 2001   MAY 31, 2000
                           -----------------   ------------

     Industrial Division      $   969,026       $   993,239
     Consumer Division          1,022,713         1,041,896
     Corporate/Other               75,999            64,068
                              -----------       -----------

         Totals:              $ 2,067,738       $ 2,099,203
                              ===========       ===========

                                                                              10
                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2001

--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2001
------------------------------------

The Company's sales of $404 million were 1.9%, or $8 million, lower than the prior year's comparable quarter. Exchange rate differentials had a slight negative impact on quarter-over-quarter sales costing approximately 1.4 percentage points of growth; additionally, disposition of a product line before this year's quarter served to reduce the change by another 1.3 points. Without the impact of these two factors, this year's quarter grew nearly 1% versus last year. Viewing the Company's operations on this basis, the Industrial Division realized 1.8% growth while the Consumer Division was 0.4% lower in net sales than for the previous year. During the first two months of this year's quarter, extreme, often record-setting cold temperatures in southern U.S. markets dampened sales; additionally, the heavier than normal rains in Europe, particularly in England, also negatively impacted this year's revenue. Construction and maintenance work in our industrial markets and off-the-shelf sales of the Company's do-it-yourself consumer products were delayed. Business volumes through the Company's Consumer Division were also negatively impacted as mass merchandisers and home centers experienced market softness.

Gross profit margin decreased 1.3 points, ending at 41.1% of sales compared to last year's quarter performance of 42.4%. The Industrial Division experienced a
0.2 point margin reduction to 44% of sales versus last year's 44.2% gross profit level. Absent the effect of the business unit disposal, gross profit margins dropped 0.6 points to the indicated 44% level. The combination of weaker sales volume and higher raw material costs, particularly oil-based, caused the margin decline in both Divisions. The Consumer Division experienced a 2.5 point drop in gross profit margins to 37.6% this quarter. In addition, the implementation of a new information technology platform at one of our larger business units involved certain start-up inefficiencies. Higher outsourcing of production and attendant freight costs were required to allow maintenance of customer service levels during the system transition. The outsourcing has generally ceased at the commencement of the fourth quarter. Pricing actions helped to offset a portion of this negative impact. As the Company neared completion of its restructuring plan, certain cost redundancies continued in the Company's Wood Finishes Group.

Selling, general and administrative expenses increased just over 2.5% from the prior year levels. As a percent of sales, these costs were 39.6%, 1.8 points higher than in last year's third quarter. The vast majority of the increase was in the Industrial Division, where expenses were 39.6% of sales compared to 37% last year; Consumer Division expenses increased modestly to 37.1% from 36.5%. Despite relatively flat volume levels, both operating divisions continued certain product and market development, promotional and other growth-related initiatives. Freight costs continue to run higher from smaller, more frequent shipments to consumer customers, and from oil price driven fuel surcharges. Wood

                                                                              11
                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2001

--------------------------------------------------------------------------------


Finishes Group distribution consolidation also resulted in temporarily increased distribution costs. These increases were partially offset at the Corporate level by expense constraint and lower year-over-year consulting services. Late in the third quarter, the Company took actions to bring fixed costs in line with recent business levels. Earnings benefits of these actions will accrue during the fourth quarter.

Net interest expense increased $5 million in this year's third quarter, reflecting partially the additional indebtedness incurred during prior periods to repurchase common shares of the Company. Average interest rates this quarter were up over last year by more than 90 basis points, further increasing net expense. Based on the recent rate reductions, the average interest rate in the Company's fourth quarter is expected to be lower than prior year levels.

The effective income tax rate for this year's quarter of 38% represents an improvement over last year's rate of 41%. The change is primarily caused by the favorable mix of differing tax rates and sourced income in the various countries in which the Company operates. The Company continues to believe this improvement will be sustained prospectively.

The net loss of $7 million this quarter is $10.7 million off the net income of $3.7 million experienced in last year's third quarter. Improvements in earnings from the reduction in the income tax rate were more than offset by the disappointing volume levels, the lower gross profit margins, higher interest costs and marketing and product development expenditures. The resulting loss per share this year at $0.07 (both basic and diluted) is $0.11 lower than last year's per share earnings of $0.04. The change in average shares outstanding resulting from the Company's share repurchase program did provide a minor benefit to earnings per share.

NINE MONTHS ENDED FEBRUARY 28, 2001
-----------------------------------

The Company's sales of $1,455 million reflect an increase of $47 million, or 3.4% in the first nine months of fiscal 2001 when compared to last year. Net income increased $7 million, 23% over last year's first nine months' result, largely due to the $27 million after-tax restructuring and asset impairment charge last year.

On August 3, 1999, the Company completed its acquisition of DAP Products Inc. and DAP Canada Corp. (collectively "DAP"). DAP, with annual sales of approximately $250 million, is a leading North American manufacturer and marketer of caulks and sealants, spackling and glazing compounds, contact cements, and other specialty adhesives. DAP is reported within the Consumer Division.

The DAP acquisition accounted for approximately 84% of the first nine months' sales increase. Exchange rate differences had a slight negative effect on year-to-year sales, costing approximately 1.3 percentage points of growth. The Company's existing operations and product line additions, net of several Industrial Division product line divestitures, generated the balance of the sales increase, primarily from higher unit volumes.

                                                                              12
                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2001

--------------------------------------------------------------------------------


Internal growth within the Industrial Division increased approximately 4.7% in the first nine months of fiscal 2001. Within the Consumer Division, core sales were up approximately 2.9% over last year's comparative volume level. Late in the second quarter, we began experiencing a general softening of demand in our served markets which carried through this third quarter. The severe weather issues noted in the quarterly comments also impacted the nine month comparisons although to a lesser degree.

Gross profit margin was 0.4 points less than last year, at 43.3% of sales. The Industrial Division improved to 45.9% from 45%, approximately two-thirds of the improvement resulting from the impact of product line divestitures, with the remainder the result of product mix changes, firm price posture and cost control. Within the Consumer Division, margins moved from 41.9% a year ago to 40.2% this year, with nearly one-half the decrease attributable to the lower margins inherent in the cost structure at DAP. As noted in prior reports, the DAP impact will only effect year-to-date comparisons for this and the next reporting period; quarterly comparisons are no longer effected. The Company's nine month comparisons were also adversely effected by competitive pricing pressures, raw material inflation, new systems implementation and restructuring cost redundancies.

Selling, general and administrative expenses at 35.5% of sales compare with 34.1% a year ago. With respect to the aggregate $36 million increase in this expense compared to the comparable period last year, 29% is the result of the DAP acquisition. This year a full nine months of DAP spending is included in operations while last year's results only include August through February spending. The Industrial Division expenses increased to 34.8% of sales from 32.5% while the Consumer Division expenses decreased to 34% from 34.1% in 2000. The Consumer Division benefited mainly from increased volume and a lower SG&A percentage at DAP. Both Divisions continued with product and market development, promotional and other growth-related initiatives until cost containment actions were initiated late in the third quarter. Although accelerated e-commerce related initiatives were undertaken within the Corporate/Other segment, these investments will have only nominal prospective impact on costs as the infrastructure is now in place. The Wood Finishes Group freight and distribution costs also negatively impacted this year's nine month results. At the corporate level, professional fees were also higher than normal principally due to increased legal and regulatory expenses, other consulting and advisory services. (See Part II, Item 1) These expenses plateaued vis-a-vis last year during this year's third quarter.

In August of 1999, the Company announced a restructuring program to generate manufacturing, distribution, and administrative efficiencies, and to better position the Company for increased profitability and long-term growth. The cost of the program and related asset impairment was estimated at $45 million before taxes ($0.24 per basic and diluted share); subsequently, in last year's fourth quarter, an additional $7 million was charged as the program's aggregate impact was finalized. The program is expected to generate annualized before tax savings of approximately $23 million upon completion. Phased in over fiscal years 2000 and 2001, the full savings expectation should be realized beginning in fiscal 2002. Through February 28, 2001, the

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2001

--------------------------------------------------------------------------------


Company had paid or incurred $46 million of these charges, approximately 60% of which was associated with the write-down of property and intangibles with the remainder covering severance, exit and termination costs (refer to Note E). The net cash requirements of the restructuring program are estimated to total approximately $10 million.

Net interest expense increased $15.2 million in this year's first nine months, reflecting primarily the additional indebtedness to acquire DAP and to repurchase common shares of the Company. Average interest rates this year's first nine months were up over last year by 87 basis points, further increasing net interest expense.

The effective income tax rate this year of 38% represents an improvement over last year's 41% rate. As noted on this year's quarterly comments, the change is primarily caused by the favorable mix of differing tax rates and sourced income amounts in the various countries in which the Company operates and, is expected to continue going forward.

Before the restructuring charge, net income decreased 33% on the 3.4% sales increase, with the margin declining to 2.7% from 4.1% last year. Improvements to earnings from gross profit increases (after absorbing information technology platform change-driven outsourcing costs), and the improvement in the income tax rate were more than offset by higher interest costs, marketing and product development expenditures, legal and professional fees and e-commerce initiatives. DAP's acquisition costs plus the earnings foregone through product lines divested also served to reduce earnings margins. The resulting earnings per share this year at $0.38 (both basic and diluted) is $0.16 lower than a year ago, excluding the impact of the fiscal 2000 restructuring and asset impairment charge. The change in average shares outstanding resulting from the company's share repurchase program is providing a minor benefit to earnings per share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH PROVIDED FROM OPERATIONS
-----------------------------

The Company generated $49.9 million of cash from operations during the past nine months, compared with $124.0 million a year ago. The restructuring and asset impairment charge during last year's first quarter is the major factor contributing to the $7.3 million increase in this year's net income when compared to last year. The restructuring activity last year caused a decrease in working capital of $9 million while this year it increased working capital $8 million; this difference accounts for $17 million of the $74 million year-to-year working capital change. The remainder of the change in working capital components, $61 million, results from modestly higher receivable and inventory increases this year versus last year, offset by positive fluctuations in accounts payable and current income taxes payable when comparing the change this year versus the prior year. All other components of working capital had minimal effect when comparing the changes occurring during the first nine months this year versus last year.

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2001

--------------------------------------------------------------------------------

The Company's cash flows from operations will continue as its primary source of financing internal growth.

INVESTING ACTIVITIES
--------------------

The Company is not capital intensive, and capital expenditures generally do not exceed depreciation and amortization in a given year. Capital expenditures totaling $43.5 million in the first nine months of fiscal 2001 are made primarily to accommodate the Company's continued growth through improved production and distribution efficiencies and capacity, and to enhance administration. The investment of $303 million in new businesses last year reflects the acquisition of DAP and other product line additions, net of cash acquired. In addition, during the second quarter last year, the Company sold a non-core business for $17.5 million, net of cash transferred, for a net gain.

FINANCING ACTIVITIES
--------------------

On January 22, 1999, the Company announced the authorization of a share repurchase program, allowing the repurchase of up to 5 million of the Company's common shares over a period of 12 months. On October 8, 1999, the Company announced the authorized expansion of this repurchase program to a total of 10 million common shares. As of February 28, 2001, the Company had repurchased 9 million of its common shares at an average price of $11.11 per share. No future repurchases are anticipated at this time.

The acquisition of DAP was financed with a bridge loan arranged through one of the Company's lead banks. This transaction was subsequently refinanced through a $700 million commercial paper program, fully backed by the Company's existing $300 million revolving credit facility, plus a new $400 million revolving credit facility. During this year's first half, the Company refinanced its $300 million revolving credit facility and its $400 million revolving credit facility with a $200 million 364-day revolving credit facility, and a $500 million 5-year revolving credit facility. The new credit facilities are available to back up the Company's $700 million commercial paper program to the extent the facilities are not drawn upon. As of February 28, 2001, the Company had drawn on the revolving credit facilities an aggregate of $664.4 million and had no outstanding commercial paper. Due to the Company's current public debt ratings, access to the commercial paper market is limited. The Company's debt-to-capital ratio is now at 61.5%, versus 60% at May 31, 2000.

The stronger dollar effect on the Company's foreign net assets has tended to reduce shareholders' equity, and this trend could continue if the dollar strengthens and the growth of foreign net assets continues.

The Company maintains excellent relations with its banks and other financial institutions to support the Company's current portfolio of business.

                                                                              15
                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2001

--------------------------------------------------------------------------------


OTHER MATTERS
-------------

ENVIRONMENTAL MATTERS
---------------------

Environmental obligations continue to be appropriately addressed and, based upon the latest available information, it is not anticipated that the outcome of such matters will materially affect the Company's results of operations or financial condition.

FORWARD-LOOKING STATEMENTS
--------------------------

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the price and supply of raw materials, particularly oil-based feedstocks, titanium dioxide, certain resins, aerosols and solvents; (b) continued growth in demand for the Company's products; (c) environmental liability risks inherent in the chemical coatings business; (d) the effect of changes in interest rates; (e) the effect of fluctuations in currency exchange rates upon the Company's foreign operations; (f) the potential impact of the Euro currency conversion; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to political, social, economic and regulatory factors; (h) the Company's ability to make future acquisitions and its ability to effectively integrate such acquisitions; (i) liability risks inherent in the Company's EIFS and asbestos litigation and the continuation of insurance coverage for such risks; (j) the ability of the Company to realize the projected pre-tax savings associated with the restructuring program and the continuation of the assumed geographic pre-tax income sourcing; and (k) the Company's ability to divest non-core product lines.

ITEM 3.  QUANTITATIVE AND QUALITATIVE
-------  ----------------------------
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

                                                                              16
                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

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

As of November 30, 2000, Bondex, Republic and the Company had a total of 826 active asbestos cases. As of February 28, 2001, Bondex, Republic and the Company had a total of 919 active asbestos cases. Bondex, Republic and the Company secured dismissals and/or settlements, the total cost of which collectively to Bondex, Republic and the Company, net of insurer contributions, amounted to $77,080 for the quarter ended November 30, 2000 and $164,193 for the quarter ended February 28, 2001.

Bondex, Republic and the Company continue to vigorously defend all asbestos-related lawsuits. Under a cost-sharing arrangement among the Company, Bondex, Republic and its insurers, the insurers are responsible for payment of a substantial portion of defense costs and indemnity payments with the Company, Bondex and Republic each responsible for the balance. Recent developments including the bankruptcy filings of various other asbestos litigation defendants could, however, result in higher future settlement demands for certain cases in certain jurisdictions. Based on its existing insurance assets, the Company continues to believe that its current asbestos litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

DRYVIT
------

As previously reported, Dryvit Systems, Inc., a wholly-owned subsidiary of the Company ("Dryvit"), is a defendant or co-defendant in numerous lawsuits seeking damages for structures clad with exterior insulated finish systems ("EIFS") products manufactured by Dryvit and other EIFS manufacturers. As of March 31, 2001, Dryvit was a defendant or co-defendant in approximately 750 single-family residential cases, the vast majority of which are pending in Alabama, North Carolina and South Carolina. Dryvit is also one of several co-defendants in

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

various commercial EIFS lawsuits involving condominium complexes and office buildings. While the vast majority of Dryvit's EIFS lawsuits claim water intrusion and related property damages, several EIFS lawsuits have alleged claims involving respiratory-based personal injuries from alleged exposure to mold. Dryvit is vigorously challenging these mold allegations and does not believe there is currently adequate scientific and medical support to sustain such a personal injury action against Dryvit.

As previously reported, Dryvit settled the North Carolina class action styled Ruff, et al. v. Parex, Inc., et al. As of March 31, 2001, a total of 473 claims have been submitted to the claims administrator for verification and validation. Of these 473 claims, 106 have been approved for payment. Approximately $1.5 million has been paid to date on these 106 claims. The remaining claims that are currently pending are in the process of being reviewed, investigated and verified by the claims administrator. Dryvit continues to believe that it has adequate insurance commitments to cover its obligations under the Ruff settlement.

As previously reported, Dryvit was named in an attempted class action, Lienhart, et al. v. Dryvit Systems, Inc., et al. (5:99-CV-4700-BR(3)), in the Eastern District of North Carolina seeking a class comprised of owners of structures clad with a direct applied EIFS-type product known as Fastrak System 4000 ("DEFS"). Dryvit challenged class certification and joined numerous third parties for indemnification and contribution. On December 18, 2000, the U.S. District Court certified a class of "homes, condominiums, apartment complexes or commercial buildings which have been constructed after January 1, 1992, using an exterior cladding system known as Fastrak System 4000." Dryvit estimates there are less than 500 DEFS-clad homes in North Carolina. The class certification was limited to two issues: (1) whether Dryvit's product was defectively designed and
(2) whether Dryvit had breached a duty to warn homeowners of hazards inherent in the use of their products. Dryvit's third-party claims were severed and stayed for all purposes until after the plaintiffs' case is tried. Dryvit filed an interlocutory appeal with the U.S. Court of Appeals (Fourth Circuit) requesting the appellate court to exercise its discretion and permit an immediate appeal of the district court's class certification ruling. Oral argument on Dryvit's appeal was held on February 27, 2001. As of April 9, 2001, the appellate court had not issued its decision.

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

On or about March 22, 2001, Dryvit, and other co-defendants, received a class action Complaint filed in Mobile County, Alabama styled Tony Bryan, et al. v. Dryvit Systems, Inc. (Case No. CV-01-000761 JSJ) ("Bryan"). The Bryan case is an attempted state-wide class action which seeks various types of damages on behalf of the following class: "Persons who own a single residence in the State of Alabama on which an Exterior Insulation and Finish system ("EIF system") has

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


been installed or any previous owner of such residence who incurred any costs or expenses to inspect, repair or replace the EIF system at any time from November 14, 1990 until the date the Defendants' continuing conduct is terminated ("the Class Period")." Dryvit intends to vigorously oppose class certification in Bryan.

Dryvit, the Company's captive insurer, First Colonial Insurance Company, and one of Dryvit's umbrella carriers, are parties to various cost-sharing agreements which are currently providing insurance coverage for Dryvit's EIFS and DEFS lawsuits. Dryvit believes that the damages sought by the plaintiffs in these cases are covered by its existing insurance and that such insurance is presently adequate. Based on the continuation of its existing insurance arrangements, the Company continues to believe that this litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a)      Exhibits
         --------

         Official Exhibit Number                     Description
         -----------------------                     -----------

                  10.1 Amended and Restated Employment Agreement, dated as of February 1, 2001, by and between RPM, Inc. and Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer.

                  10.2 Amended and Restated Employment Agreement, dated as of February 1, 2001, by and between RPM, Inc. and James A. Karman, Vice Chairman.

                  10.3 Form of Employment Agreement entered into by and between RPM, Inc. and each of Frank C. Sullivan, President; Michael E. Steele, Vice President, Chief Financial Officer; P. Kelly Tompkins, Vice President, General Counsel and Secretary; Glenn
                                R. Hasman, Vice President - Finance and
                                Communications; Paul G. Hoogenboom, Vice
                                President - Operations and Systems; Gordon M. Hyde, Vice President - Manufacturing; Stephen J. Knoop - Vice President - Corporate Development; Robert L. Matejka - Vice President, Controller; Ronald A. Rice, Vice President - Risk Management and Benefits, Assistant Secretary; and Keith R. Smiley - Vice President, Treasurer, and Assistant Secretary.

                  11.1 Statement regarding computation of per share earnings.

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


(b)      Reports on Form 8-K
         -------------------

         There were no reports on Form 8-K filed during the three months ended February 28, 2001.

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

                                            RPM, Inc.



                                            By /s/ Thomas C. Sullivan
                                               ---------------------------------
                                            Thomas C. Sullivan
                                            Chairman & Chief Executive Officer




                                            By /s/ Michael E. Steele
                                               ---------------------------------
                                            Michael E. Steele
                                            Chief Financial Officer

April 16, 2001