Form 10-K
period 2001-05-31
RPM INC/OH/
filed 2001-08-29
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the fiscal year ended May 31, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from __________ to ___________

                           Commission File No. 1-14187

                                    RPM, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  Ohio                                 34-6550857
--------------------------------         --------------------------------------
(State or Other Jurisdiction of          (IRS Employer Identification No.)
Incorporation or Organization)

P.O. Box 777, 2628 Pearl Road, Medina, Ohio               44258
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

                                      None

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
to the filing requirements for the past 90 days. Yes  X   No ___
                                                     ---

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  As of August 17, 2001, 102,210,877 Common Shares were outstanding, and the aggregate market value of the Common Shares of the Registrant held by non-affiliates (based upon the closing price of the Common Shares as reported on the New York Stock Exchange on August 17, 2001) was approximately $1,034,715,900. For purposes of this information, the 2,052,641 outstanding Common Shares which were owned beneficially as of May 31, 2001 by executive officers and Directors of the Registrant were deemed to be the Common Shares held by affiliates.

                       Documents Incorporated by Reference

                  Portions of the following documents are incorporated by reference to Parts II, III and IV of this Annual Report on Form 10-K: (i) definitive Proxy Statement to be used in connection with the Registrant's Annual Meeting of Shareholders to be held on October 12, 2001 (the "2001 Proxy Statement") and (ii) the Registrant's 2001 Annual Report to Shareholders for the fiscal year ended May 31, 2001 (the "2001 Annual Report to Shareholders").

                  Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2001.

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



                                    BUSINESS

                  RPM manufactures and markets protective coatings for use in both industrial and consumer applications. As of May 31, 2001, RPM markets its products in approximately 130 countries and operates manufacturing facilities in 62 locations in the United States, Argentina, Belgium, Brazil, Canada, China, Colombia, Germany, Italy, Malaysia, Mexico, New Zealand, The Netherlands, Poland, South Africa, the United Arab Emirates and the United Kingdom.

OPERATING SEGMENT INFORMATION

                  The Company is organized into two operating segments according to the primary markets served by RPM: the Industrial Division and the Consumer Division. Reference is made to "Reportable Segment and Geographic Area Information" on pages 6 through 7 of the Annual Report to Shareholders, which is incorporated herein by reference, for financial information relating to operating segments.

INDUSTRIAL PRODUCTS

                  RPM's operating companies in its Industrial Division manufacture and market coatings for various industrial and commercial applications including waterproofing, general maintenance, flooring systems and coatings, corrosion control, and other specialty chemical applications. RPM's industrial products represented approximately 55% of the Company's sales for the fiscal year ended May 31, 2001.

                  Industrial products designed for waterproofing applications include sealants, deck coatings, membranes and water-based coatings for commercial and industrial maintenance marketed under the Company's Tremco, Vulkem and DYmeric brands. Industrial products used for general commercial and industrial maintenance include roofing products, such as asphaltic aluminum roof deck coating produced by RPM's original business unit, Republic Powdered Metals, Geoflex and Hy-Shield premium single-ply roofing materials and Tremco roofing systems, as well as the Euco line of concrete and masonry additives, coatings and repair products.

                  Several of the Company's Industrial product lines are sold to similar specifying customers. These include high-performance polymer floors, linings and wall systems produced by Stonhard, molded and pultruded fiberglass reinforced plastic grating products manufactured under the brand names of Chemgrate and Fibergrate, and a broad-line of high-performance corrosion control coatings being marketed primarily under the Carboline and Plasite brands. Carboline manufactures high-performance corrosion-resistant protective coatings, fireproofing, tank linings and floor coatings, and markets these products to industrial, architectural and applicator companies throughout the world.

                  The Company's remaining industrial product lines are highly specialized and include Dryvit coatings and adhesives for exterior insulating finishing systems and TCI powder coatings for exterior and interior applications. Products manufactured for specialty chemical applications include:
Day-Glo Color and Radiant Color fluorescent colorants and pigments; Kop-Coat manufactured compounds and wood treatment products including Wolman industrial lumber treatments; pleasure marine coatings marketed under the Pettit, Woolsey and Z-Spar brand names; American Emulsions dye additives for textile dyeing and finishing; and Chemspec commercial carpet cleaning solutions.

CONSUMER PRODUCTS

                  For consumer applications, RPM manufactures professional and do-it-yourself products for home maintenance, automotive repair, marine applications and hobby and leisure items. RPM's consumer products are marketed through thousands of mass merchandise, home center and hardware stores throughout North America. RPM's consumer products represented approximately 45% of the Company's sales for the fiscal year ended May 31, 2001.

                  Rust-Oleum manufactures high quality corrosion-resistant, general purpose, decorative coatings and assorted specialty products for the household maintenance and light industrial markets. In addition to Rust-Oleum's original rust preventative coatings, Rust-Oleum markets a full line of small-package general purpose coatings under the "Painter's Touch by Rust-Oleum" brand name as well as "American Accents by Rust-Oleum" decorative coatings. Effective June 1, 2001, Rust-Oleum also markets Flecto's interior stains and finishes under the Varathane and Watco labels.

                  Zinsser manufactures a broad line of specialty primers and sealants marketed under the B-I-N, Bulls Eye 1-2-3 and Cover Stain brand names, as well as wallcovering removal and preparation coatings under the principal brands of DIF, Paper Tiger and Shieldz. Zinsser is also a leader in mildew removal and resistance. Mantrose-Haeuser is the nation's leading producer of shellac items used as pharmaceutical glazes, confectioner's glazes, citrus fruit coatings and wood coatings. Wolman is well known for its deck coatings, sealants and brighteners and Richard E. Thibaut designs and distributes a line of higher-end wallcoverings.

                  DAP markets a nationwide line of household patch and repair products, including latex and silicone caulks and sealants, spackling compounds, putty, glazing compounds, textured ceiling paints, adhesives, basement waterproofing products, wood repair products and other specialized materials for the home improvement market. In addition to the DAP brand, DAP also markets the Alex Plus, Kwik Seal, Weldwood, Woodlife and Plastic Wood brands.

                  Mohawk, Star, Chemical Coatings, Guardian Products and Westfield Coatings produce furniture finishes and repair and restoration coatings.

                  The Company manufactures a variety of auto body paints and repair products for the automotive aftermarket under the Bondo brand name, including spray paints, body fillers, vinyl colors and bumper repair products.

                  In addition, the Company manufactures products for the hobby and leisure markets including Testor's model kits and accessory products, Aztek brand model kits and airbrushes and Floquil/Polly S Color hobby, art and craft coatings.

FOREIGN OPERATIONS

                  The Company's foreign manufacturing operations for the fiscal year ended May 31, 2001 accounted for approximately 20% of its total sales (which does not include exports directly from the United States), although it also receives license fees and royalty income from numerous license agreements and also has joint ventures accounted for under the equity method in various foreign countries. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, China, Colombia, Germany, Italy, Malaysia, Mexico, New Zealand, The Netherlands, Poland, South Africa, the United Arab Emirates and the United Kingdom, and sales offices or public warehouse facilities in Australia, Canada, Finland, France, Germany, Hong Kong, Iberia, Mexico, the Philippines, Singapore, Sweden the United Kingdom and several other countries. Information concerning the Company's foreign operations is set forth in Management's Discussion and Analysis of Results of Operations and Financial Condition, which appears elsewhere in this Annual Report on Form 10-K.

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

INTELLECTUAL PROPERTY

                  The intellectual property portfolios of the subsidiaries of the Company include numerous valuable patents, trade secrets and know-how, domain names, trademarks and trade names. Significant research and technology development continues to be conducted by the subsidiaries. However, no single patent, trademark, name or license, or group of these rights, other than the marks Day-Glo(R), Rust-Oleum(R), Carboline(R), DAP(R) and Tremco(R), are material to the Company's business.

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

                  Tremco Incorporated, a subsidiary of the Company, is the owner of over 100 registrations for the mark and name "TREMCO(R)" in numerous countries and the United States for a variety of sealants and coating products. There are also many other foreign and domestic registrations for other trademarks of Tremco Incorporated, for a total of over 600 registrations and applications. The registrations are valid for a variety of terms ranging from one year to 20 years, which terms are renewable as long as the marks continue to be used. Renewal of these registrations is done on a regular basis.

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

CUSTOMERS

                  Seven large Consumer Division accounts, such as do-it-yourself home centers, represent approximately 17% of the Company's total sales. Except for sales to these customers, the Company's business is not dependent upon any one customer or small group of customers but is rather dispersed over a substantial number of customers.

BACKLOG

                  The Company historically has not had a significant backlog of orders, nor was there a significant backlog during the last fiscal year.

RESEARCH

                  The Company's research and development work is performed in various laboratory locations throughout the United States. During fiscal years 2001, 2000 and 1999, the Company invested approximately $21.8 million, $22.3 million and $18.0 million, respectively, on research and development activities. The customer sponsored portion of such expenditures was not significant.

ENVIRONMENTAL MATTERS

                  Several of the Company's subsidiaries are involved in various environmental claims or proceedings relating to facilities currently or previously owned, operated or used by such subsidiaries, or their predecessors. In addition, the Company or its subsidiaries, together with other parties, have been designated as potentially responsible parties ("PRPs") under federal and state environmental laws for the remediation of hazardous waste at certain disposal sites.

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

EMPLOYEES

                  As of May 31, 2001, the Company employed 7,928 persons, of whom 692 were represented by unions under contracts which expire at varying times in the future. The Company believes that its relations with its employees are good.

ITEM 2.           PROPERTIES.

                  The Company's corporate headquarters and a plant and offices for one subsidiary are located on an 119-acre site in Medina, Ohio, which is owned by the Company. As of May 31, 2001, the Company's operations occupy a total of approximately 6.8 million square feet, with the majority, approximately
5.6 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 6.8 million square feet occupied, 5.4 million square feet are owned and 1.4 million square feet are occupied under operating leases. In addition, approximately 0.6 million owned square feet is associated with property intended to be sold or sublet in conjunction with the Company's restructuring program.

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


ITEM 3.           LEGAL PROCEEDINGS.

                  EIFS Litigation.
                  ----------------

                  As previously reported, Dryvit Systems, Inc., a wholly-owned subsidiary of the Company ("Dryvit"), is a defendant or co-defendant in numerous lawsuits seeking damages for structures clad with exterior insulated finish systems ("EIFS") products manufactured by Dryvit and other EIFS manufacturers. As of May 31, 2001, Dryvit was a defendant or co-defendant in approximately 750 single family residential EIFS cases, the vast majority of which are pending in North Carolina, South Carolina and Alabama. Dryvit is also defending EIFS lawsuits involving office buildings or other commercial structures. The vast majority of Dryvit's EIFS lawsuits involve claims of water intrusion into structures and related property damages; however, in some EIFS lawsuits there are personal injury allegations based on alleged exposure to mold. Dryvit is vigorously defending these mold allegations and does not believe there is adequate scientific, medical or legal support to sustain a personal injury claim against Dryvit.

                  As previously reported, Dryvit settled the North Carolina class action styled Ruff, et al. v. Parex, Inc., et al. As of May 31, 2001, a total of 502 claims had been submitted to the claims administrator for verification and validation. Of these 502 claims, 199 were actually paid through May 31, 2001 in the amount of $3,083,240. The remaining claims are at various stages of investigation, review and validation by the claims administrator. Dryvit continues to believe that it has adequate insurance commitments in place to cover its obligations under the Ruff settlement.

                  As previously reported, Dryvit was named in an attempted class action filed in the U.S. District Court for the Eastern District of North Carolina (5:99-CV-4700-BR(3)), styled Lienhart, et al. v. Dryvit Systems, Inc., et al., involving an EIFS-type product known as Fastrak System 4000. On December 18, 2000, the U.S. District Court certified a class of "homes, condominiums, apartment complexes or commercial buildings which have been constructed after January 1, 1992, using an exterior cladding system knows as Fastrak System 4000." On June 26, 2001, the 4th Circuit U.S. Court of Appeals vacated the District Court's class certification order ruling that certification was not appropriate because it is likely that individual issues necessary to adjudicate Dryvit's liability will predominate over class issues. The Court of Appeals has remanded the Lienhart case to the District Court for further proceedings.

                  As previously reported, on or about December 1, 2000, Dryvit was named along with other defendants in a state class action filed in Jefferson County, Tennessee styled William J. Humphrey, et al. v. Dryvit Systems, Inc. (Case No. 17,715-IV) ("Humphrey"). The Humphrey case is an attempted state-wide class action which seeks various types of damages on behalf of all similarly situated persons who paid for the purchase of a Dryvit EIFS-clad structure in the State of Tennessee during the period beginning November 14, 1990 to the date of the Complaint.

                  As previously reported, on May 30, 2000, Dryvit was named along with other third party defendants in a state class action filed in Madison County, Illinois styled Osborne, et al. v. Dryvit Systems, Inc. (Case No. 00L000395) ("Osborne"). The Osborne case is an attempted state-wide class action which seeks various types of damages on behalf of a class of all persons who owned a Dryvit EIFS-clad home located in the State of Illinois during the period January 1, 1990 to the date of the complaint.

                  As previously reported, on or about March 22, 2001, Dryvit was named along with other defendants in a state class action Complaint filed in Mobile County, Alabama styled Tony Bryan, et al. v. Dryvit Systems, Inc. (Case No. CV-01-000761 JSJ) ("Bryan"). The Bryan case is an attempted state-wide class action which seeks various types of damages on behalf of all "Persons who own a single residence in the State of Alabama on which an Exterior Insulation and Finish system ("EIF system") has been installed or any previous owner of such residence who incurred any costs or expenses to inspect, repair or replace the EIF system at any time from November 14, 1990 until the date the Defendants' continuing conduct is terminated."

                  Dryvit, the Company's captive insurer, First Colonial Insurance Company, and other third party insurers are parties to a cost-sharing arrangement which is currently funding Dryvit's defense and settlement costs. Dryvit believes that the damages sought by the plaintiffs in these EIFS cases are substantially covered by insurance and that such insurance is presently adequate. Based on the continuation of Dryvit's current insurance arrangements, the Company continues to believe that the EIFS litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                  Asbestos Litigation
                  -------------------

                  As previously reported, the Company, certain of its wholly-owned subsidiaries, including Bondex International, Inc. ("Bondex") and Republic Powdered Metals, Inc. ("Republic"), are defendants or co-defendants ("Defendants") in asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions. These cases generally seek damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by the Defendants. In many cases, the plaintiffs are unable to demonstrate that any injuries they have incurred, in fact, resulted from exposure to Defendants' products. Defendants are generally dismissed from those cases. With respect to those cases where compensable disease, exposure and causation are established, Defendants generally settle for various amounts based on the seriousness of the case, the particular jurisdiction and the number and solvency of co-defendants in a given case.

                  As of May 31, 2001, Defendants had a total of 1,153 active asbestos cases compared to 636 as of May 31, 2000. Between May 31, 2000 and May 31, 2001, Defendants secured dismissals and/or settlements of 85 cases, the total cost of which collectively to Defendants, net of insurer payments and excluding defense costs, amounted to $851,183, compared to $586,000 for 110 cases for fiscal year 2000. This increase in the number of claims filed and the average cost of resolving such claims is due, in part,to the bankruptcy filings of various other asbestos litigation defendants.

                  Defendants continue to vigorously defend all asbestos-related lawsuits. Under a cost-sharing agreement among the Defendants and their insurers, the insurers are responsible for payment of substantially all of the indemnity and defense costs with the Defendants each responsible for the balance. The Company continues to believe that resolution of its current asbestos cases will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                  In addition to the foregoing legal proceedings, various of the Company's subsidiaries are, from time to time, parties to legal proceedings associated with their businesses and operations. It is not possible to predict the outcome of these proceedings, but management believes that these actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                  Environmental Proceedings.
                  -------------------------

                  As previously reported, various of the Company's subsidiaries are, from time to time, identified as a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental statutes. In some cases, the Company's subsidiaries are participating in the cost of certain clean-up efforts or other remedial actions. However, the Company's share of such costs has not been material and the Company believes that these environmental proceedings will not have a material adverse effect upon the Company's consolidated financial position or results of operations.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.

ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT*.

                  The name, age and positions of each executive officer of the Company as of August 1, 2001 are as follows:

Name                                      Age               Position and Offices with the Company
----                                      ---               -------------------------------------
Thomas C. Sullivan                        64          Chairman of the Board and Chief Executive Officer
James A. Karman                           64          Vice Chairman and Chief Financial Officer
Frank C. Sullivan                         40          President
Glenn R. Hasman                           47          Vice President - Finance and Communications
Paul G. Hoogenboom                        41          Vice President - Operations and Systems
Stephen J. Knoop                          36          Vice President - Corporate Development
Robert L. Matejka                         58          Vice President - Controller
Ronald A. Rice                            38          Vice  President - Risk  Management  and Benefits and Assistant
                                                      Secretary
Keith R. Smiley                           39          Vice President, Treasurer and Assistant Secretary
P. Kelly Tompkins                         44          Vice President, General Counsel and Secretary

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

                  Frank C. Sullivan was elected President on August 5, 1999. From October 1995 to August 1999 he served as Executive Vice President, and was Chief Financial Officer from October 1993 to August 1999. Mr. Sullivan served as a Vice President from October 1991 to October 1995. Prior thereto, he served as Director of Corporate Development of the Company from February 1989 to October 1991. Mr. Sullivan served as Regional Sales Manager, from February 1988 to February 1989, and as a Technical Service Representative, from February 1987 to February 1988, of AGR

Company, an Ohio General Partnership formerly owned by the Company. Prior thereto, Mr. Sullivan was employed by First Union National Bank from 1985 to 1986 and Harris Bank from 1983 to 1985. Mr. Sullivan is employed as President under an employment agreement for a period ending May 31, 2002. Mr. Sullivan is the son of Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer of the Company.

                  Glenn R. Hasman was elected Vice President-Finance and Communications on August 1, 2000. Mr. Hasman served as Vice President-Controller from August 1999 to August 2000 and served as Vice President-Financial Operations from October 1993 to August 1999. From July 1990 to October 1993, Mr. Hasman served as Controller. From September 1982 through July 1990, Mr. Hasman served in a variety of management capacities, most recently Vice President-Operations and Finance, Chief Financial Officer and Treasurer, of Proko Industries, Inc., a former wholly-owned subsidiary of the Company. From 1979 to 1982, Mr. Hasman served as RPM's Director of Internal Audit and from 1976 to 1979 he was associated with Ciulla, Smith & Dale, LLP, independent accountants. Mr. Hasman is employed as Vice President-Finance and Communications under an employment agreement that provides for automatic annual renewal.

                  Paul G. Hoogenboom was elected Vice President-Operations on August 1, 2000. Mr Hoogenboom has also served as Vice President and General Manager of the Company's e-commerce subsidiary, RPM-e/c, Inc., since 1999. From 1998 to 1999, Mr. Hoogenboom was a Director of Cap Gemini, a computer systems and technology consulting firm. During 1997, Mr. Hoogenboom was employed as a strategic marketing consultant for Xylan Corporation, a network switch manufacturer. From 1994 to 1997, Mr. Hoogenboom was Director of Corporate I.T. and Communications for A.W. Chesterton Company, a manufacturer of fluid sealing systems. Mr. Hoogenboom is employed as Vice President-Operations under an employment agreement that provides for automatic annual renewal.

                  Stephen J. Knoop was elected Vice President-Corporate Development on August 5, 1999. From June 1996 to August 1999, Mr. Knoop served as Director of Corporate Development of the Company. From 1990 to May 1996, Mr. Knoop was an associate at Calfee, Halter & Griswold LLP. Mr. Knoop is employed as Vice President-Corporate Development under an employment agreement that provides for automatic annual renewal.

                  Robert L. Matejka was elected Vice President-Controller on August 1, 2000. From 1995 to 1999, he served as Vice President-Finance of the motor and drive systems businesses of Rockwell International Corporation. From 1973 to 1995, Mr. Matejka served in various capacities with Reliance Electric Company, most recently as its Assistant Controller. From 1965 to 1973, he was an Audit Supervisor with Ernst & Young. Mr. Matejka is employed as Vice President - Controller under an employment agreement that provides for automatic annual renewal.

                  Ronald A. Rice was elected Vice President-Risk Management and Benefits and Assistant Secretary on August 5, 1999. From 1997 to August 1999, he served as Director of Risk Management and Employee Benefits, and from 1995 to 1997 he served as Director of Benefits. From 1985 to 1995, Mr. Rice served in various capacities with the Wyatt Company, most recently he served as Senior Account Manager from 1992 to 1995. Mr. Rice is employed as Vice President-Risk Management and Benefits and Assistant Secretary under an employment agreement that provides for automatic annual renewal.

                  Keith R. Smiley was elected Vice President and Assistant Secretary on August 5, 1999, and has served as Treasurer of the Company since February 1997. From October 1993 to February 1997, he served as Controller of the Company. From January 1992 until February 1997, Mr. Smiley also served as the Company's Internal Auditor. Prior thereto, he was associated with Ciulla, Smith & Dale, LLP. Mr. Smiley is employed as Vice President, Treasurer and Assistant Secretary under an employment agreement that provides for automatic annual renewal.

                  P. Kelly Tompkins has served as Vice President, General Counsel and Secretary since June 1998. From June 1996 to June 1998, Mr. Tompkins served as Assistant General Counsel. From 1987 to 1995, Mr. Tompkins was employed by Reliance Electric Company in various positions including Senior Corporate Counsel, Director of Corporate Development and Director of Investor Relations. From 1985 to 1987, Mr. Tompkins was employed as a litigation attorney by Exxon Corporation. Mr. Tompkins is employed as Vice President, General Counsel and Secretary under an employment agreement that provides for automatic annual renewal.

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

                    RANGE OF SALES PRICES AND DIVIDENDS PAID

                                                                                   Dividends Paid
             Fiscal 2001          High                      Low                       Per Share
            -------------         ----                      ---                       ---------
             1st Quarter     $  10.7500               $    8.6250                     $ 0.1225
             2nd Quarter        10.2500                    7.7500                       0.1250
             3rd Quarter         9.9375                    8.2500                       0.1250
             4th Quarter        10.5000                    8.2500                       0.1250


                                                                                   Dividends Paid
             Fiscal 2000          High                     Low                       Per Share
             -----------          ----                     ---                       ---------
             1st Quarter     $  15.0625               $  13.1250                      $ 0.1175
             2nd Quarter        13.5000                  11.1250                        0.1225
             3rd Quarter        11.8750                   9.5000                        0.1225
             4th Quarter        11.3125                   9.6875                        0.1225

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

                  The number of holders of record of RPM Common Shares as of August 17, 2001 was approximately 42,036.

RECENT SALES OF UNREGISTERED SECURITIES

                  None.

ITEM 6.           SELECTED FINANCIAL DATA.

                  The following table sets forth selected consolidated financial data of the Company for each of the five years during the period ended May 31, 2001. The data was derived from the annual Consolidated Financial Statements of the Company which have been audited by Ciulla, Smith & Dale, LLP, independent accountants.

                                                 FISCAL YEARS ENDED MAY 31,
                                                 --------------------------
                                                 2001           2000*          1999*          1998*           1997*
                                                 ----           -----          -----          -----           -----
(Amounts  in  thousands,  except per share
and percentage data)

Net sales                                       $2,007,762     $1,962,410     $1,720,628      $1,623,326      $1,356,588
Income before income taxes                         101,487         71,761        159,597         149,556         135,728
Net income                                          62,961         40,992         94,546          87,837          78,315
Return on sales %                                      3.1%           2.1%           5.5%            5.4%            5.8%
Basic earnings per share                              0.62           0.38           0.87            0.89            0.81
Diluted earnings per share                            0.62           0.38           0.86            0.84            0.76
Shareholders' equity                               639,710        645,724        742,876         566,337         493,398
Shareholders' equity per share                        6.26           6.02           6.83            5.75            5.07
Return on shareholders' equity %                       9.8%           5.9%          14.4%           16.6%           16.7%
Average shares outstanding                         102,202        107,221        108,731          98,527          97,285
Cash dividends paid                                 50,605         51,901         50,446          43,474          39,746
Cash dividends per share                             0.498          0.485          0.465           0.440           0.408
Retained earnings                                  360,458        348,102        359,011         314,911         270,465
Working capital                                    443,652        408,890        402,870         387,284         478,535
Total assets                                     2,078,490      2,099,203      1,737,236       1,685,917       1,633,228
Long-term debt                                     955,399        959,330        582,109         716,989         784,439
Depreciation and amortization                       81,494         79,150         62,135          57,009          51,145

---------------

Note: Acquisitions made by the Company during the periods presented may impact comparability from year to year. See Note A(2) of Notes to Consolidated Financial Statements, which appear elsewhere in this Annual Report on Form 10-K, for information concerning acquisitions for fiscal years 2001 and 2000.

         *Net sales for fiscal years 1997-2000 have been restated for the Financial Accounting Standard Board's Emerging Issues Task Force pronouncements adopted in the 2001 fiscal year. This change has no effect on net income. See Note A(16) of Notes to Consolidated Financial Statements, which appear elsewhere in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  The information required by this item is set forth at pages 6 through 13 of the 2001 Annual Report to Shareholders, which information is incorporated herein by reference.

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

Interest Rate Risk

                  The Company's primary interest rate risk exposure results from floating rate debt including various revolving credit and other lines of credit. At May 31, 2001, approximately 83% of the Company's total long-term debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1%) from May 31, 2001 rates, and assuming no changes in long-term debt from the May 31, 2001 levels, the additional annual expense would be approximately $8.0 million on a pre-tax basis. The Company currently does not hedge its exposure to this floating rate interest rate risk.

Foreign Currency Risk

                  The Company's foreign sales and results of operations are subject to the impact of foreign currency fluctuations. As most of the Company's foreign operations are in countries with fairly stable currencies, such as the United Kingdom, Belgium and Canada, this effect has not been material. In addition, foreign debt is denominated in the respective foreign currency, thereby eliminating any related translation impact on earnings. If the dollar continues to strengthen, the Company's foreign results of operations will be negatively impacted, but the effect is not expected to be material. A 10% adverse change in foreign currency exchange rates would not have resulted in a material impact on the Company's net income for the fiscal year ended May 31, 2001. The Company does not currently hedge against the risk of exchange rate fluctuations.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The information required by this item is set forth at pages 14 through 30 of the 2001 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Information required by this item as to the Directors of the Company appearing under the caption "Election of Directors" in the Company's 2001 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to
Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 2001 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION.

                  The information required by this item is set forth in the 2001 Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  The information required by this item is set forth in the 2001 Proxy Statement under the heading "Share Ownership of Principal Holders and Management," which information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required by this item is set forth in the 2001 Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

(a) The following documents are filed as part of this 2001 Annual Report on Form 10-K:

         1. FINANCIAL STATEMENTS. The following consolidated financial statements of the Company and its subsidiaries and the report of independent auditors thereon, included in the 2001 Annual Report to Shareholders on pages 14 through 30, are incorporated by reference in Item 8:

         Independent Auditors' Report

         Consolidated Balance Sheets -
         May 31, 2001 and 2000

         Consolidated Statements of Income -
         years ended May 31, 2001, 2000 and 1999

         Consolidated Statements of Shareholders'

         Equity - years ended May 31, 2001, 2000
         and 1999

         Consolidated Statements of Cash Flows -
         years ended May 31, 2001, 2000 and 1999

         Notes to Consolidated Financial
         Statements (including Unaudited Quarterly
         Financial Information)

         2. FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of independent auditors thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the 2001 Annual Report to Shareholders:

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

                                                    RPM, INC.

Date:  August 29, 2001                    By:  /s/ Thomas C. Sullivan
                                               ------------------------
                                               Thomas C. Sullivan
                                               Chairman of the Board and
                                               Chief Executive Officer

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


/s/ James A. Karman                      Vice Chairman, Chief Financial Officer
------------------------------------     and a Director
James A. Karman                          (Principal Financial Officer)

/s/ Frank C. Sullivan
------------------------------------     President and a Director
Frank C. Sullivan


/s/ Robert L. Matejka                    Vice President-Controller
------------------------------------     (Principal Accounting Officer)
Robert L. Matejka


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

/s/ Donald K. Miller                     Director
------------------------------------
Donald K. Miller


/s/ William A. Papenbrock                Director
------------------------------------
William A. Papenbrock


/s/ Albert B. Ratner                     Director
------------------------------------
Albert B. Ratner


/s/ Jerry Sue Thornton                   Director
------------------------------------
Jerry Sue Thornton


/s/ Joseph P. Viviano                    Director
------------------------------------
Joseph P. Viviano

Date:  August 29, 2001

                                    RPM, INC.

                                  EXHIBIT INDEX


     EXHIBIT NO.        DESCRIPTION
     -----------        -----------

         3.1 Amended Articles of Incorporation, of RPM, Inc., which is incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 as filed with the Commission on January 6, 1997.
         3.2            Amended Code of Regulations.
         4.1 Specimen Certificate of Common Shares, without par value, of RPM, Inc., which is incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
         4.2 Specimen Note Certificate for 7.0% Senior Notes Due 2005, which is incorporated herein by reference to
                        Exhibit 4.3 to the Company's Registration Statement on Form S-4 as filed with the Commission on August 3, 1995.
         4.3 Specimen Note Certificate of Liquid Asset Notes With Coupon Exchange ("LANCEs(SM)") Due 2008, which is incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
         4.4 Rights Agreement by and between RPM, Inc. and Harris Trust and Savings Bank dated as of April 28, 1999, which is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A as filed with the Commission on May 11, 1999.
        4.4.1 Amendment to Rights Agreement dated December 18, 2000 by and among the Company, Computershare Investor Services (formerly Harris Trust and Savings Bank) and National City Bank.
         4.5            Indenture, dated as of June 1, 1995, between RPM, Inc.
                        and The First National Bank of Chicago, as trustee, with respect to the 7.0% Senior Notes Due 2005, which is incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 as filed with the Commission on August 3, 1995.
         4.6 First Supplemental Indenture, dated as of March 5, 1998 to the Indenture dated as of June 1, 1995, between RPM, Inc. and The First National Bank of Chicago, as trustee, with respect to the Liquid Asset Notes with Coupon Exchange ("LANCEs(SM)") due 2008, which is incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
        *10.1 Amended and Restated Employment Agreement, dated as of February 1, 2001, by and between RPM, Inc. and Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer, which is incorporated herein by reference to
                        Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2001.

     EXHIBIT NO.        DESCRIPTION
     -----------        -----------

         *10.2          Amended and Restated Employment Agreement, dated as of
                        February 1, 2001, by and between RPM, Inc. and James A.
                        Karman, Vice Chairman and Chief Financial Officer, which
                        is incorporated herein by reference to Exhibit 10.1 to
                        the Company's Quarterly Report on Form 10-Q for the
                        quarterly period ended February 28, 2001.
         *10.3          Form of Employment Agreement entered into by and between
                        RPM, Inc. and each of Frank C. Sullivan, President, P.
                        Kelly Tompkins, Vice President, General Counsel and
                        Secretary, Glenn R. Hasman, Vice President - Finance and
                        Communications, Stephen J. Knoop, Vice President -
                        Corporate Development, Robert L. Matejka, Vice President
                        - Controller, Ronald A. Rice, Vice President - Risk
                        Management and Benefits and Assistant Secretary and
                        Keith R. Smiley, Vice President, Treasurer and Assistant
                        Secretary, which is incorporated herein by reference to
                        Exhibit 10.1 to the Company's Quarterly Report on Form
                        10-Q for the quarterly period ended February 28, 2001.
         *10.4          RPM, Inc. 1989 Stock Option Plan, as amended, and form
                        of Stock Option Agreements to be used in connection
                        therewith.
         *10.5          RPM, Inc. 1996 Stock Option Plan, and form of Stock
                        Option Agreement to be used in connection therewith,
                        which is incorporated by reference to Exhibit 10.7 to
                        the Company's Annual Report on Form 10-K for the fiscal
                        year ended May 31, 1997.
         *10.5.1        Amendment No. 1 to RPM, Inc. 1996 Stock Option Plan,
                        which is incorporated herein by reference to Exhibit
                        10.7.1 to the Company's Annual Report on Form 10-K for
                        the fiscal year ended May 31, 1998.
         *10.5.2        Amendment to RPM, Inc. 1996 Stock Option Plan, which is
                        incorporated herein by reference to Exhibit 4.3.1 to the
                        Company's Registration Statement on Form S-8 as filed
                        with the Commission on May 3, 2001.
         *10.6          RPM, Inc. Retirement Savings Trust and Plan, as amended.
         *10.7          RPM, Inc. Benefit Restoration Plan.
         *10.8          RPM, Inc. Board of Directors' Deferred Compensation
                        Agreement, as amended and restated, which is
                        incorporated herein by reference to Exhibit 10.10 to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended May 31, 1999.
         *10.9          RPM, Inc. Deferred Compensation Plan for Key Employees,
                        which is incorporated herein by reference to Exhibit
                        10.11 to the Company's Annual Report on Form 10-K for
                        the fiscal year ended May 31, 1999.
         *10.10         RPM, Inc. Incentive Compensation Plan.
         *10.11         RPM, Inc. 1997 Restricted Stock Plan, and Form of
                        Acceptance and Escrow Agreement to be used in connection therewith, which is incorporated by reference to Exhibit
                        10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997.
         *10.12         Form of Indemnification Agreement entered into by and
                        between the Company and each of its Directors and Executive Officers.

     EXHIBIT NO.        DESCRIPTION
     -----------        -----------

          10.13 364-Day $200,000,000 Credit Agreement, dated as of July 14, 2000, among the Company, The Chase Manhattan Bank as Administrative Agent and Chase Securities Inc., which is incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2000.
          10.14 Five-Year $500,000,000 Credit Agreement, dated as of July 14, 2000, among the Company, The Chase Manhattan Bank as Administrative Agent and Chase Securities Inc., which is incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2000.
          10.15 Commercial Paper Placement Agency Agreement, dated as of August 10, 1999, between the Company and Chase Securities, Inc. (similar forms of agreement were also executed with Banc One Capital Markets, Inc. and Banc of America Securities LLC) incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1999.
          11.1          Computation of Net Income per Common Share.
          13.1 Financial Statements contained in 2001 Annual Report to Shareholders.
          21.1          Subsidiaries of the Company.
          23.1          Consent of Independent Certified Public Accountants.

------------------------------

         *Management contract or compensatory plan or arrangement identified pursuant to Item 14(c) of this Form 10-K.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE




To The Board of Directors and
  Shareholders
RPM, Inc. and Subsidiaries
Medina, Ohio



The audits referred to in our report to the Board of Directors and Shareholders of RPM, Inc. and Subsidiaries dated July 2, 2001 relating to the consolidated financial statements of RPM, Inc. and Subsidiaries included the audit of the schedule listed under Item 14 of Form 10-K for each of the three years in the period ended May 31, 2001. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.


/s/ Ciulla, Smith & Dale LLP
Ciulla, Smith & Dale, LLP

August 28, 2001

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES    Schedule II
                 ----------------------------------------------
                                 (In thousands)

                                                                                 Additions
                                                                                 Charged to
                                           Balance at         Additions           Selling,            Additions
                                            Beginning        Charged to         General and          Charged to
                                            Of Period       Cost of Sales      Administrative       Restructuring
                                           -----------      -------------     ---------------      ---------------
Year Ended May 31, 2001
-----------------------
   Allowance for doubtful accounts         $    16,248      $                 $         8,817      $
                                           ===========      =============     ===============      ===============
   Accrued loss reserves - Current         $    64,765      $                 $        15,329      $
                                           ===========      =============     ===============      ===============
   Accrued warranty reserves - Long-term   $    13,740      $                 $         (209)      $
                                           ===========      =============     ===============      ===============
   Accrued restructuring reserves          $    13,540      $                 $                    $
                                           ===========      =============     ===============      ===============
Year Ended May 31, 2000
-----------------------
   Allowance for doubtful accounts         $    14,248      $                 $         9,794      $
                                           ===========      =============     ===============      ===============
   Accrued loss reserves - Current         $    49,296      $                 $        28,241      $
                                           ===========      =============     ===============      ===============
   Accrued warranty reserves - Long-term   $    18,816      $                 $       (2,836)      $
                                           ===========      =============     ===============      ===============
   Accrued restructuring reserves          $     1,638      $       7,876     $                    $        51,970
                                           ===========      =============     ===============      ===============
Year Ended May 31, 1999
-----------------------
   Allowance for doubtful accounts         $    12,718      $                 $         6,205      $
                                           ===========      =============     ===============      ===============
   Accrued loss reserves - Current         $    43,332      $                 $        10,248      $
                                           ===========      =============     ===============      ===============
   Accrued warranty reserves - Long-term   $    23,496      $                 $       (1,204)      $
                                           ===========      =============     ===============      ===============
   Accrued restructuring reserves          $     5,719      $                 $                    $
                                           ===========      =============     ===============      ===============


                                                                                       Balance at
                                                                                           End
                                           Acquisitions        Deductions               Of Period
                                           -------------      ------------           ---------------
Year Ended May 31, 2001
-----------------------
   Allowance for doubtful accounts         $          10      $      7,370  (1)      $        17,705
                                           =============      ============           ===============
   Accrued loss reserves - Current         $                  $     24,678  (2)      $        55,416
                                           =============      ============           ===============
   Accrued warranty reserves - Long-term   $                  $      1,572  (2)      $        11,959
                                           =============      ============           ===============
   Accrued restructuring reserves          $                  $     13,540  (3)      $
                                           =============      ============           ===============
Year Ended May 31, 2000
-----------------------
   Allowance for doubtful accounts         $         644      $      8,438  (1)      $        16,248
                                           =============      ============           ===============
   Accrued loss reserves - Current         $       9,119      $     21,891  (2)      $        64,765
                                           =============      ============           ===============
   Accrued warranty reserves - Long-term   $                  $      2,240  (2)      $        13,740
                                           =============      ============           ===============
   Accrued restructuring reserves          $                  $     47,944  (3)      $        13,540
                                           =============      ============           ===============
Year Ended May 31, 1999
-----------------------
   Allowance for doubtful accounts         $         584      $      5,259  (1)      $        14,248
                                           =============      ============           ===============
   Accrued loss reserves - Current         $         363      $      4,647  (2)      $        49,296
                                           =============      ============           ===============
   Accrued warranty reserves - Long-term   $                  $      3,476  (2)      $        18,816
                                           =============      ============           ===============
   Accrued restructuring reserves          $                  $      4,081  (3)      $         1,638
                                           =============      ============           ===============

(1)  Uncollectible accounts written off, net of recoveries
(2)  Primarily claims paid during the year
(3)  Restructuring initiatives completed during the year