Form 10-Q
period 2001-08-31
RPM INC/OH/
filed 2001-10-15
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001, OR
                             ----------------------------------------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________.

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

                                                           YES X    NO
                                                              ---     ---.


                            AS OF OCTOBER 11, 2001,
             102,224,737 RPM INC. COMMON SHARES WERE OUTSTANDING.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------

                                      INDEX
                                      -----

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION
------------------------------

CONSOLIDATED BALANCE SHEETS
   AUGUST 31, 2001 AND MAY 31, 2001                                         3

CONSOLIDATED STATEMENTS OF INCOME
   THREE MONTHS ENDED
   AUGUST 31, 2001 AND AUGUST 31, 2000                                      4

CONSOLIDATED STATEMENTS OF CASH FLOWS
   THREE MONTHS ENDED
   AUGUST 31, 2001 AND AUGUST 31, 2000                                      5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  RESULTS OF OPERATIONS AND FINANCIAL CONDITION                             9

PART II.  OTHER INFORMATION                                                14
---------------------------

                        PART I. - FINANCIAL INFORMATION                        3
                        -------------------------------
                         ITEM 1. - FINANCIAL STATEMENTS
                         ------------------------------

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                  (UNAUDITED)
                    (In thousands, except per share amounts)



                             ASSETS
                             ------
                                                                                August 31, 2001          May 31, 2001
                                                                                ---------------          ------------
Current Assets
  Cash and short-term investments                                               $    36,361              $    23,926
  Trade accounts receivable (less allowance for doubtful
    accounts $17,804 and $17,705, respectively)                                     386,372                  411,718
  Inventories                                                                       272,866                  277,494
  Prepaid expenses and other current assets                                         106,606                  106,282
                                                                                -----------              -----------
    Total current assets                                                            802,205                  819,420
                                                                                -----------              -----------

Property, Plant and Equipment, At Cost                                              631,299                  623,054
  Less: accumulated depreciation and amortization                                   273,465                  261,018
                                                                                -----------              -----------
    Property, plant and equipment, net                                              357,834                  362,036
                                                                                -----------              -----------

Other Assets
  Goodwill, net of amortization                                                     601,479                  571,276
  Intangible assets, net of amortization                                            271,438                  300,372
  Other                                                                              25,344                   25,386
                                                                                -----------              -----------
    Total other assets                                                              898,261                  897,034
                                                                                -----------              -----------

Total Assets                                                                    $ 2,058,300              $ 2,078,490
                                                                                ===========              ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current Liabilities
  Notes and accounts payable                                                    $   141,190              $   152,307
  Current portion of long term debt                                                 177,212                    7,379
  Accrued compensation and benefits                                                  64,838                   74,888
  Accrued loss reserves                                                              53,506                   55,416
  Other accrued liabilities                                                          65,759                   75,022
  Income taxes payable                                                               20,075                   10,756
                                                                                -----------              -----------
    Total current liabilities                                                       522,580                  375,768
                                                                                -----------              -----------

Long-term Liabilities
  Long-term debt, less current maturities                                           764,681                  955,399
  Other long-term liabilities                                                        48,481                   53,479
  Deferred income taxes                                                              52,833                   54,134
                                                                                -----------              -----------
    Total long-term liabilities                                                     865,995                1,063,012
                                                                                -----------              -----------

Shareholders' Equity
  Common shares, stated value $.015 per share;
    authorized 200,000 shares;
    outstanding 102,212 shares and
    102,211 shares, respectively                                                      1,619                    1,619
  Paid-in capital                                                                   430,029                  430,015
  Treasury shares, at cost                                                          (99,308)                 (99,308)
  Accumulated other comprehensive loss                                              (46,926)                 (53,074)
  Retained earnings                                                                 384,311                  360,458
                                                                                -----------              -----------
            Total shareholders' equity                                              669,725                  639,710
                                                                                -----------              -----------

Total Liabilities And Shareholders' Equity                                      $ 2,058,300              $ 2,078,490
                                                                                ===========              ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                          RPM, INC. AND SUBSIDIARIES                           4
                           --------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)

                    (In thousands, except per share amounts)


                                                       Three Months Ended August 31,
                                                       -----------------------------

                                                             2001          2000
                                                       ------------     ------------
Net Sales                                                  $533,275     $554,923

Cost of Sales                                               282,601      298,607
                                                           --------     --------

Gross Profit                                                250,674      256,316

Selling, General and Administrative Expenses                181,619      193,207

Interest Expense, Net                                        13,064       16,576
                                                           --------     --------

Income Before Income Taxes                                   55,991       46,533

Provision for Income Taxes                                   19,422       17,683
                                                           --------     --------

Net Income                                                 $ 36,569     $ 28,850
                                                           ========     ========




Basic and diluted earnings per common share                $   0.36     $   0.28
                                                           ========     ========


Dividends per common share                                 $ 0.1250     $ 0.1225
                                                           ========     ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                          RPM, INC. AND SUBSIDIARIES                           5
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                 (In thousands)



                                                     Three Months Ended August 31,
                                                     -----------------------------

                                                         2001            2000
                                                     -----------       -----------
Cash Flows From Operating Activities:
  Net Income                                           $ 36,569        $ 28,850
  Depreciation and amortization                          14,549          19,282
  Items not affecting cash and other                     (4,727)         (1,994)
  Changes in operating working capital                    6,629         (24,419)
                                                       --------        --------

                                                         53,020          21,719
                                                       --------        --------

Cash Flows From Investing Activities:
  Additions to property and equipment                    (6,998)        (16,417)
                                                       --------        --------

                                                         (6,998)        (16,417)
                                                       --------        --------


Cash Flows From Financing Activities:
  Proceeds from stock option exercises                       14             284
  Repurchase of common shares                                 0         (11,101)
  Increase (decrease) in debt                           (20,885)         11,032
  Dividends                                             (12,716)        (12,459)
                                                       --------        --------

                                                        (33,587)        (12,244)
                                                       --------        --------


Net Increase (Decrease) in Cash                          12,435          (6,942)


Cash at Beginning of Period                              23,926          31,340
                                                       --------        --------


Cash at End of Period                                  $ 36,361        $ 24,398
                                                       ========        ========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES                          6
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001
                                   (UNAUDITED)

--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three month periods ended August 31, 2001 and 2000. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 2001.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation. In an effort to achieve improved reporting consistency across divisions, and in conjunction with the migration to the Hyperion Enterprise consolidation system, the Company has adopted a new chart of accounts. Accordingly, the Company has elected to reclassify certain internal distribution costs from cost of sales to selling, general and administrative expenses. Additionally, a portion of those costs are offset by the movement of certain employee benefits costs respective to manufacturing personnel out of selling, general and administrative expenses and into cost of sales. For the quarter ended August 31, 2000, the net effect of the reclassification of these expenses resulted in the movement of approximately $7 million from cost of sales to selling, general and administrative expenses.

NOTE B - BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS
--------------------------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards, ("SFAS") No. 141, "Business Combinations", which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company will adopt this accounting standard for business combinations initiated after June 30, 2001.

The Company also adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective June 1, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded retroactively as a cumulative effect of a change in accounting principle for the quarter ended August 31, 2001. Subsequent impairment losses, if any, will be reflected in operating income in the income statement.

                           RPM, INC. AND SUBSIDIARIES                          7
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001
                                   (UNAUDITED)

--------------------------------------------------------------------------------


Had the Company been accounting for its goodwill and other intangible assets under SFAS No. 142 for all periods presented, the Company's net income (in thousands) and earnings per share would have been as follows:


--------------------------------------------------------------------------------------------
                                                            QUARTER ENDED AUGUST 31,
                                                   -----------------------------------------
                                                        2001                    2000
                                                   ----------------        -----------------
NET INCOME:
   Reported Net Income                             $     36,569            $      28,850
   Add back goodwill amortization, net of tax              --                      4,832
   Add back workforce amortization, net of tax             --                        400
   Add back tradename amortization, net of tax             --                        123
                                                   ----------------        -----------------

Adjusted net income                                $     36,569            $      34,205
                                                   ================        =================

BASIC AND DILUTED EARNINGS PER SHARE:
   Reported net income                             $       0.36            $        0.28
   Goodwill amortization, net of tax                        --                      0.05
   Workforce amortization, net of tax                       --                       --
   Tradename amortization, net of tax                       --                       --
                                                   ----------------        -----------------

   Adjusted net income                             $       0.36            $        0.33
                                                   ================        =================


--------------------------------------------------------------------------------------------

                           RPM, INC. AND SUBSIDIARIES                          8
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001
                                   (UNAUDITED)

--------------------------------------------------------------------------------


NOTE C - INVENTORIES
--------------------

Inventories were composed of the following major classes:

                                AUGUST 31, 2001                 MAY 31, 2001
                                ---------------                 ------------
                                                (IN THOUSANDS)

Raw Materials and supplies        $ 94,666                       $ 89,071
Finished Goods                     178,200                        188,423
                                  --------                       --------

                                  $272,866                       $277,494
                                  ========                       ========


NOTE D - COMPREHENSIVE INCOME
-----------------------------

Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities. Total comprehensive income, comprised of net income and other comprehensive income amounted to $42,717,000 and $32,732,000 during the first quarter of fiscal years 2002 and 2001, respectively.

                           RPM, INC. AND SUBSIDIARIES                          9
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    THREE MONTH PERIOD ENDED AUGUST 31, 2001

--------------------------------------------------------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

REPORTABLE SEGMENT INFORMATION
------------------------------

The Company has determined that it has two operating segments -- Industrial and Consumer -- based on the nature of business activities, products and services; the structure of management; and the structure of information as presented to the Board of Directors. Within each division, individual operating companies or groups of companies generally address common markets, utilize similar technologies, and can share manufacturing or distribution capabilities. The Company evaluates the profit performance of the two divisions based on earnings before interest and taxes since interest expense is essentially related to corporate acquisitions, as opposed to segment operations. Comparative first quarter results on this basis are as follows:

--------------------------------------------------------------------------------
                                                 QUARTER ENDED AUGUST 31,
                                        ----------------------------------------
(In thousands)                                2001                   2000
                                        ----------------       -----------------

Net External Sales

    Industrial Division                 $   289,168             $   307,601
    Consumer Division                       244,107                 247,322
                                        ------------            -----------

       Totals:                          $   533,275             $   554,923
                                        ===========             ===========

Earnings Before Interest
 and Taxes

    Industrial Division                 $    42,178             $    46,166
    Consumer Division                        33,980                  23,792
    Corporate/Other                          (7,103)                 (6,849)
                                        -----------             -----------

       Totals:                          $    69,055             $    63,109
                                        ===========             ===========


Identifiable Assets                   AUGUST 31, 2001          MAY 31, 2001
                                      ---------------          ------------

    Industrial Division                 $   996,941             $ 1,002,209
    Consumer Division                       996,891               1,016,067
    Corporate/Other                          64,468                  60,214
                                        -----------             -----------

       Totals:                          $ 2,058,300             $ 2,078,490
                                        ===========             ===========

--------------------------------------------------------------------------------

                           RPM, INC. AND SUBSIDIARIES                         10
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    THREE MONTH PERIOD ENDED AUGUST 31, 2001

--------------------------------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

Fiscal 2002 first quarter sales were $21.6 million, or 3.9 percent, lower than first quarter sales a year ago. There were three components to this difference. The March 2001 divestiture of DAP's $30 million commercial Durabond unit accounted for 1 1/2 percent, or approximately 40 percent of the sales difference. The U.S. dollar was comparatively stronger year over year, primarily against the Euro and the Canadian dollar, for a foreign exchange translation effect of a negative 0.7 percent, or almost 20 percent of the difference. Lastly, as expected, due mainly to the soft economy and an atmosphere of general uncertainty, ongoing operation's sales were off modestly and made up the balance of the negative sales difference. By segment, industrial sales were off nearly 5 percent as a number of flooring, roofing, and other maintenance projects were postponed or canceled, primarily within the private sector, while public sector business in general held fairly steady. Consumer sales, on the other hand, were ahead nearly 3 percent and in contrast to last year when the larger retailers, in particular, were downward managing their inventories.

The gross profit margin improved to 47.0 percent from last year's 46.2 percent. The divested Durabond unit of DAP did carry lower gross margins and accounted for about half of this margin difference. Internal margin improvement made up the balance of this improvement, from reduced conversion costs corresponding to the restructuring program, certain reduced raw material costs, such as titanium dioxide and containers, and effective cost controls in light of the slower sales. Both segments shared in the margin improvement with the industrial division improving to 48.4 percent from 48.0 percent and the consumer division improving to 45.4 percent from 43.9 percent, the latter getting an extra boost from the divestiture.

Selling, general and administrative (SG&A) expenses overall declined 6.0 percent to 34.1 percent of sales from 34.8 percent in the first quarter of last year. The Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142") Goodwill and Other Intangible Assets as of June 1, 2001, the beginning of the new fiscal year, and that change is reflected in SG&A [Refer to Note B to the Consolidated Financial Statements]. On a pro forma basis, last year's SG&A percentage under FAS 142 would have been 33.8 percent of sales. The divested Durabond unit of DAP within the consumer division had carried a lower SG&A percentage and had an approximate effect of .4 percent of sales year over year. Adjusted for both FAS 142 and the divestiture, last year's SG&A percentage would have been approximately 34.2 percent of sales. The slight improvement to 34.1 percent of sales this year on lower sales again corresponds in part to the restructuring program, with fewer personnel year over year, as well as discretionary and other cost controls in light of the slower sales. By segment and pre-FAS 142 for comparison, the industrial division SG&A percentage this first quarter was 34.7 percent compared with 33.0 percent last year, while the consumer division improved to 32.7 percent of sales from 34.3 percent a year ago. The decline in industrial sales volume was the main factor driving that segment's higher SG&A percentage this year, along with higher distribution costs. Corporate/other net expenditures also fall within the SG&A category, and were slightly higher year over year primarily as a result of higher costs of coordinated benefit programs, including hospitalization.

Net interest expense was $3.5 million lower than a year ago, as a result of lower interest rates on the variable debt portion (approximately 80 percent) of the Company's total debt. The overall effective interest rate this first quarter of 5.3 percent compares with last year's 6.9 percent.

The income tax rate this first quarter of 34.7 percent reflects the adoption of FAS 142. Tax rates would otherwise be comparable year over year, at approximately 38 percent.

The net income increase of $7.7 million, or 27 percent, reflects improved EBIT performance from operations despite the lower sales, the adoption of FAS 142, and the lower interest rates. Diluted earnings per share improved $.08 or 29 percent, to $.36 from last year's $.28. On a pro forma basis, last year's diluted earnings per share would have been $.05 higher under FAS 142.

The recent tragic events in this country did delay a number of shipments and affected buying decisions during September. Consequently, the sales outlook for the Company's second quarter and balance of this fiscal year remains uncertain.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH PROVIDED FROM OPERATIONS
-----------------------------

The Company generated $53.0 million of cash from operations during the first quarter compared with $21.7 million in last year's first quarter. The positive change in working capital year-over-year, $31.0 million, results from greater receivable and inventory declines from May 31, 2001, than during the same period a year ago.

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

FINANCING ACTIVITIES
--------------------

During this year's first quarter, the Company refinanced its $300 million revolving credit facility with a $200 million 364-day term loan due July 12, 2002. As of August 31, 2001, the Company's short-term debt increased to $177.2 million, reflecting the term loan described above. The Company will continue to reduce this debt through internally generated cash flow and intends to refinance a portion of the debt as long-term. The Company's debt-to-capital ratio is 58.4% at August 31, 2001 compared to 60.1% at May 31, 2001.

The effect in this first quarter of the weakening dollar on the Company's foreign net assets has tended to increase shareholders' equity, and this trend could continue if the dollar continues to weaken and the growth of foreign net assets continues. The Euro was the principal currency strengthening against the dollar.

                           RPM, INC. AND SUBSIDIARIES                         11
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    THREE MONTH PERIOD ENDED AUGUST 31, 2001

--------------------------------------------------------------------------------


The Company maintains excellent relations with its banks and other financial institutions to further enable the financing of future growth opportunities.

OTHER MATTERS
-------------

ENVIRONMENTAL MATTERS
---------------------

Environmental obligations continue to be appropriately addressed and, based upon the latest available information, it is not anticipated that the outcome of such matters will materially affect the Company's results of operations or financial condition (refer to Note H to the Consolidated Financial Statements).

FORWARD-LOOKING STATEMENTS
--------------------------

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) the price and supply of raw materials, particularly titanium dioxide, certain resins, aerosols and solvents; (b) continued growth in demand for the Company's products; (c) environmental liability risks inherent in the chemical coatings business; (d) the effect of changes in interest rates; (e) the effect of fluctuations in currency exchange rates upon the Company's foreign operations; (f) the potential impact of the euro currency conversion; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to political, social, economic and regulatory factors; (h) future acquisitions and the Company's ability to effectively integrate such acquisitions; (i) liability risks and insurance coverage inherent in the Company's EIFS and asbestos litigation; and (j) the ability of the Company to divest non-core product lines.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company is exposed to market risk from changes in interest rates and foreign exchange rates since it funds its operations through long- and short-term borrowings and denominates its business transactions in a variety of foreign currencies. There were no material changes in the Company's exposure to market risk from May 31, 2001.

                                                                              12
                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


ITEM 1 - LEGAL PROCEEDINGS
--------------------------

EIFS LITIGATION
---------------

As previously reported, Dryvit Systems, Inc., a wholly-owned subsidiary of the Company ("Dryvit"), is a defendant or co-defendant in numerous lawsuits seeking damages for structures clad with exterior insulated finish systems ("EIFS") products manufactured by Dryvit and other EIFS manufacturers. As of August 31, 2001, Dryvit was a defendant or co-defendant in approximately 750 single family residential EIFS cases, the vast majority of which are pending in North Carolina, South Carolina and Alabama. Dryvit is also defending EIFS lawsuits involving office buildings or other commercial structures. The vast majority of Dryvit's EIFS lawsuits and most of the allegations involve claims of water intrusion into structures and related property damages.

As previously reported, Dryvit settled the North Carolina class action styled Ruff, et al. v. Parex, Inc., et al. ("Ruff"). As of August 31, 2001, a total of 535 claims had been submitted to the claims administrator for verification and validation. Of these 535 claims, 250 were actually paid through August 31, 2001 in the amount of $4,051,435. The remaining claims are at various stages of investigation, review and validation by the claims administrator. Dryvit continues to believe that it has adequate insurance commitments in place to cover its obligations under the Ruff settlement.

As previously reported, Dryvit was named in an attempted class action filed in the U.S. District Court for the Eastern District of North Carolina (5:99-CV-4700-BR(3)), styled Lienhart, et al. v. Dryvit Systems, Inc. et al., involving an EIFS-type product known as Fastrak System 4000 ("Leinhart"). On June 26, 2001, the 4th Circuit U.S. Court of Appeals vacated the District Court's December 18, 2000 class certification order ruling that certification was not appropriate because it is likely that individual issues necessary to adjudicate Dryvit's liability will predominate over class issues. The Court of Appeals has remanded the Lienhart case to the District Court for further proceedings in accordance with its order.

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

As previously reported, on May 30, 2000, Dryvit was named along with other defendants in a state class action filed in Madison County, Illinois styled Osborne, et al. v. Dryvit Systems, Inc. (Case No. 00L000395) ("Osborne"). The Osborne case is an attempted state-wide class action which seeks various types of damages on behalf of a class of all persons who owned a Dryvit EIFS-clad home located in the State of Illinois during the period January 1, 1990 to the date of the complaint.

                                                                              13
                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


As previously reported, on or about March 22, 2001, Dryvit was named along with other defendants in a state class action Complaint filed in Mobile County, Alabama styled Tony Bryan, et al. v. Dryvit Systems, Inc. (Case No. CV-01-00761
JSJ) ("Bryan"). The Bryan case is an attempted state-wide class action which seeks various types of damages on behalf of all "Persons who own a single residence in the State of Alabama on which an Exterior Insulation and Finish system ("EIF system") has been installed or any previous owner of such residence who incurred any costs or expenses to inspect, repair or replace the EIF system at any time from November 14, 1990 until the date the Defendants' continuing conduct is terminated."

Dryvit, the Company's captive insurer, First Colonial Insurance Company, and other third party insurers are parties to a cost-sharing arrangement which is currently funding Dryvit's defense and costs. Dryvit believes that the damages alleged in these EIFS cases are substantially covered by insurance and that such insurance is presently adequate. Based on Dryvit's current insurance arrangements, the Company continues to believe that the EIFS litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

As of August 31, 2001, Defendants had a total of 1,451 active asbestos cases compared to 715 as of August 31, 2000. For the quarter ended August 31, 2001, Defendants secured dismissals and/or settlements of 74 cases, the total cost of which collectively to Defendants, net of insurer payments and excluding defense costs, amounted to $394,312, which compared to dismissals and/or settlements of 10 cases and $480,250 for the same quarter ended August 31, 2000. This increase in the number of claims filed is due, in part, to the bankruptcy filings of various other asbestos litigation defendants.

Defendants continue to vigorously defend all asbestos-related lawsuits. Under a cost-sharing agreement among Defendants and their insurers, the insurers are responsible for payment of substantially all of the indemnity and defense costs with the Defendants each responsible for the balance. The Company continues to believe that resolution of its current asbestos cases will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                                                                              14
                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


In addition to the foregoing legal proceedings, various of the Company's subsidiaries are, from time to time, parties to legal proceedings associated with their businesses and operations. It is not possible to predict the outcome of these proceedings, but management believes that these other proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ENVIRONMENTAL PROCEEDINGS
-------------------------

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

ITEM 2 -- CHANGES IN SECURITIES
-------------------------------

(c)  Recent Sales of Unregistered Securities.

     No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the period covered by this Quarterly Report on Form 10-Q other than the following:

     (i) On July 11, 2001, the Company issued 150,551 Common Shares to certain of its officers and other employees pursuant to the RPM, Inc. 1997 Restricted Stock Plan (the "Restricted Stock Plan"). Such shares are restricted pursuant to the terms of the Restricted Stock Plan. The issuance of such shares was made to individuals who were participants in the RPM, Inc. Benefit Restoration Plan and such awards were designed to replace cash benefit payments being canceled under the RPM, Inc. Benefit Restoration Plan. Consequently, no additional consideration was received by the Company for such issuance. The dollar value of the restricted share awards was based on the closing price of the Company's Common Shares on April 25, 2001, of $8.69 per share. Registration under the Securities Act of 1933 was not effected with respect to the transaction described above in reliance upon the exemption from the registration contained in Section 4(2) of the Securities Act of 1933.

                                                                              15
                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  EXHIBITS


                  Official Exhibit Number                     Description
                  -----------------------                     -----------
                              10.1                   Amendment No. 1 dated July 13, 2001 to the 364-Day Credit
                                                     Agreement and the Five-Year Credit Agreement among the
                                                     Company, the Lenders party thereto and the Chase Manhattan
                                                     Bank, as Administrative Agent.

                              11.1                   Statement regarding computation of per share earnings.

(b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three months ended August 31, 2001.

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

                                        RPM, INC.



                                        BY  /S/  THOMAS C. SULLIVAN
                                            -----------------------
                                        THOMAS C. SULLIVAN
                                        CHAIRMAN & CHIEF EXECUTIVE OFFICER



                                        BY  /S/  ROBERT L. MATEJKA
                                            ----------------------
                                        ROBERT L. MATEJKA
                                        VICE PRESIDENT & CHIEF FINANCIAL OFFICER




DATED:     OCTOBER 15, 2001
      --------------------------