Form 10-Q
period 2001-11-30
RPM INC/OH/
filed 2002-01-14
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X    Quarterly Report Pursuant to Section 13 of 15(d) of the Securities
---   Exchange Act of 1934 for the quarterly period ended November 30, 2001, or
                           ------------------------------------------------

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934 for the transition period from ________ to _________.


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

                                                        Yes  X      No   .
                                                            ---       ---

                             As of January 10, 2002
             102,442,951 RPM Inc. Common Shares were outstanding.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------


                                      INDEX
                                      -----


                                                                  Page No.
                                                                  --------

PART I. FINANCIAL INFORMATION
-----------------------------

Consolidated Balance Sheets
   November 30, 2001 and May 31, 2001                                 3

Consolidated Statements of Income
   Three Months and Six Months
   Ended November 30, 2001 and 2000                                   4

Consolidated Statements of Cash Flows
   Six Months Ended
   November 30, 2001 and 2000                                         5

Notes to Consolidated Financial Statements                            6

Management's Discussion and Analysis of
  Results of Operations and Financial Condition                       9

Part II. Other Information                                           12
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

                                     ASSETS
                                     ------
                                                                November 30, 2001     May 31, 2001
                                                                -----------------     ------------

Current Assets
  Cash and short-term investments                                  $    45,600         $    23,926
  Trade accounts receivable (less allowance for doubtful
    accounts $16,140 and $17,705, respectively)                        353,287             411,718
  Inventories                                                          265,530             277,494
  Prepaid expenses and other current assets                            107,959             106,282
                                                                   -----------         -----------
    Total current assets                                               772,376             819,420
                                                                   -----------         -----------

Property, Plant and Equipment, At Cost                                 634,978             623,054
  Less: accumulated depreciation and amortization                     (282,026)           (261,018)
                                                                   -----------         -----------
    Property, plant and equipment, net                                 352,952             362,036
                                                                   -----------         -----------

Other Assets
  Goodwill, net of amortization                                        601,877             571,276
  Intangible assets, net of amortization                               265,900             300,372
  Other                                                                 25,122              25,386
                                                                   -----------         -----------
    Total other assets                                                 892,899             897,034
                                                                   -----------         -----------

Total Assets                                                       $ 2,018,227         $ 2,078,490
                                                                   ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Notes and accounts payable                                       $   124,796         $   152,307
  Current portion of long term debt                                    111,324               7,379
  Accrued compensation and benefits                                     63,888              74,888
  Accrued loss reserves                                                 52,826              55,416
  Other accrued liabilities                                             60,251              75,022
  Income taxes payable                                                   9,959              10,756
                                                                   -----------         -----------
    Total current liabilities                                          423,044             375,768
                                                                   -----------         -----------

Long-term Liabilities
  Long-term debt, less current maturities                              817,182             955,399
  Other long-term liabilities                                           48,327              53,479
  Deferred income taxes                                                 52,575              54,134
                                                                   -----------         -----------
    Total long-term liabilities                                        918,084           1,063,012
                                                                   -----------         -----------

Shareholders' Equity
  Common shares, stated value $.015 per share;
    authorized 200,000 shares;
    outstanding 102,387 shares and
    102,211 shares, respectively                                         1,619               1,619
  Paid-in capital                                                      429,485             430,015
  Treasury shares, at cost                                             (97,210)            (99,308)
  Accumulated other comprehensive loss                                 (52,876)            (53,074)
  Retained earnings                                                    396,081             360,458
                                                                   -----------         -----------
            Total shareholders' equity                                 677,099             639,710
                                                                   -----------         -----------

Total Liabilities And Shareholders' Equity                         $ 2,018,227         $ 2,078,490
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

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                    (In thousands, except per share amounts)


                                                         Six Months Ended                    Three Months Ended
                                                            November 30,                        November 30,
                                                    ----------------------------        ----------------------------

                                                       2001              2000              2001              2000
                                                    ----------        ----------        ----------        ----------


Net Sales                                           $1,021,155        $1,054,827        $  487,880        $  499,904

Cost of Sales                                          548,513           570,351           265,912           271,744
                                                    ----------        ----------        ----------        ----------

Gross Profit                                           472,642           484,476           221,968           228,160

Selling, General and Administrative Expenses           355,695           377,034           174,076           183,827

Interest Expense, Net                                   24,423            33,703            11,359            17,127
                                                    ----------        ----------        ----------        ----------

Income Before Income Taxes                              92,524            73,739            36,533            27,206

Provision for Income Taxes                              31,465            28,021            12,043            10,338
                                                    ----------        ----------        ----------        ----------

Net Income                                          $   61,059        $   45,718        $   24,490        $   16,868
                                                    ==========        ==========        ==========        ==========




Basic and diluted earnings per common share         $     0.60        $     0.45        $     0.24        $     0.17
                                                    ==========        ==========        ==========        ==========


Dividends per common share                          $   0.2500        $   0.2475        $   0.1250        $   0.1250
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

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                 (In thousands)



                                                   Six Months Ended November 30,
                                                   ----------------------------

                                                      2001             2000
                                                    --------         --------

Cash Flows From Operating Activities:
  Net Income                                        $ 61,059         $ 45,718
  Depreciation and amortization                       28,818           38,681
  Items not affecting cash and other                  (7,773)         (15,747)
  Changes in operating working capital                12,048          (23,202)
                                                    --------         --------

                                                      94,152           45,450
                                                    --------         --------

Cash Flows From Investing Activities:
  Additions to property and equipment                (13,117)         (29,084)
  Acquisition of new businesses, net of cash               -           (1,641)
                                                    --------         --------

                                                     (13,117)         (30,725)
                                                    --------         --------


Cash Flows From Financing Activities:
  Proceeds from stock option exercises                   345              598
  Repurchase of common shares                              -          (11,101)
  Increase (decrease) in debt                        (34,271)          20,349
  Dividends                                          (25,435)         (25,174)
                                                    --------         --------

                                                     (59,361)         (15,328)
                                                    --------         --------


Net Increase (Decrease) in Cash                       21,674             (603)


Cash at Beginning of Period                           23,926           31,340
                                                    --------         --------


Cash at End of Period                               $ 45,600         $ 30,737
                                                    ========         ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001
                                   (UNAUDITED)

--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the six and three month periods ended November 30, 2001 and 2000. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 2001.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation. In an effort to achieve improved reporting consistency across divisions, and in conjunction with the migration to a new reporting and consolidation system, the Company has adopted a new chart of accounts. Accordingly, the Company has elected to reclassify certain internal distribution costs from cost of sales to selling, general and administrative expenses. Additionally, a portion of those costs are offset by the movement of certain employee benefits costs respective to manufacturing personnel out of selling, general and administrative expenses and into cost of sales. For the three and six month periods ended November 30, 2000, the net effect of the reclassification of these expenses resulted in the movement of approximately $9 million and $16 million, respectively, from cost of sales to selling, general and administrative expenses.

NOTE B - BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS
--------------------------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards, ("SFAS") No. 141, "Business Combinations", which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company has adopted this accounting standard for business combinations initiated after June 30, 2001.

The Company also adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective June 1, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment annually, or more frequently if certain indicators arise. The Company has completed the transitional impairment test required upon adoption of SFAS No. 142. The transitional test, which involved the use of estimates related to the fair market values of the business operations with which goodwill is associated, did not result in any impairment loss. Prospectively, any losses resulting from the required annual impairment tests will be reflected in operating income in the income statement.

                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001
                                   (UNAUDITED)

--------------------------------------------------------------------------------

Had the Company been accounting for its goodwill and other intangible assets under SFAS No. 142 for all periods presented, the Company's net income (in thousands) and earnings per share would have been as follows:


--------------------------------------------------------------------------------


                                                          FOR THE SIX MONTHS               FOR THE THREE MONTHS
                                                                 ENDED                            ENDED
                                                              NOVEMBER 30,                      NOVEMBER 30,
                                                        -------------------------        -------------------------
                                                           2001            2000             2001            2000
                                                        ----------        -------        ----------        -------

NET INCOME:
     Reported Net Income                                $   61,059        $45,718        $   24,490        $16,868
     Add back goodwill amortization, net of tax                  -          9,589                 -          4,757
     Add back workforce amortization, net of tax                 -            802                 -            402
     Add back tradename amortization, net of tax                 -            244                 -            121
                                                        ----------        -------        ----------        -------

     Adjusted net income                                $   61,059        $56,353        $   24,490        $22,148
                                                        ==========        =======        ==========        =======

BASIC AND DILUTED EARNINGS PER SHARE:
     Reported net income                                $     0.60        $  0.45        $     0.24        $  0.17
     Goodwill amortization, net of tax                           -           0.09                 -           0.04
     Workforce amortization, net of tax                          -           0.01                 -           0.01
     Tradename amortization, net of tax                          -              -                 -              -
                                                        ----------        -------        ----------        -------

     Adjusted net income                                $     0.60        $  0.55        $     0.24        $  0.22
                                                        ==========        =======        ==========        =======

--------------------------------------------------------------------------------

                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE C - INVENTORIES
--------------------

Inventories were composed of the following major classes:

                               NOVEMBER 30, 2001       MAY 31, 2001
                               -----------------       ------------
                                           (IN THOUSANDS)

Raw Materials and supplies           $94,043             $89,071
Finished Goods                       171,487             188,423
                                  -----------         -----------

                                    $265,530            $277,494
                                  ===========         ===========



NOTE D - COMPREHENSIVE INCOME
-----------------------------

Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities. Total comprehensive income, comprised of net income and other comprehensive income, amounted to $18,540,000 and $6,164,000 during the second quarter of fiscal years 2002 and 2001, respectively, and $61,257,000 and $34,468,000 for the six months ended November 30, 2001 and 2000, respectively.

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2001

--------------------------------------------------------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

REPORTABLE SEGMENT INFORMATION
------------------------------

The Company has determined that it has two operating segments -- Industrial and Consumer -- based on the nature of business activities, products and services; the structure of management; and the structure of information as presented to the Board of Directors. Within each segment, individual operating companies or groups of companies generally address common markets, utilize similar technologies, and can share manufacturing or distribution capabilities. The Company evaluates the profit performance of the two segments based on earnings before interest and taxes since interest expense is essentially related to corporate acquisitions, as opposed to segment operations. Comparative six month and second quarter results on this basis are as follows:


--------------------------------------------------------------------------------

                                               SIX MONTHS ENDED NOVEMBER 30,       QUARTER ENDED NOVEMBER 30,
                                               -----------------------------       -----------------------------
(In thousands)                                    2001              2000              2001               2000
                                               -----------       -----------       -----------       -----------

Net External Sales

  Industrial Segment                           $   559,882       $   588,811       $   270,714       $   281,211
  Consumer Segment                                 461,273           466,016           217,166           218,693
                                               -----------       -----------       -----------       -----------

     TOTALS:                                   $ 1,021,155       $ 1,054,827       $   487,880       $   499,904
                                               ===========       ===========       ===========       ===========

Earnings Before Interest and Taxes (EBIT)

  Industrial Segment                           $    69,937       $    79,382       $    27,759       $    33,216
  Consumer Segment                                  58,519            39,561            24,539            15,769
  Corporate/Other                                  (11,509)          (11,501)           (4,406)           (4,652)
                                               -----------       -----------       -----------       -----------

     TOTALS:                                   $   116,947       $   107,442       $    47,892       $    44,333
                                               ===========       ===========       ===========       ===========

Identifiable Assets                        NOVEMBER 30, 2001     MAY 31, 2001
                                           -----------------    --------------

  Industrial Segment                           $   971,268       $ 1,002,209
  Consumer Segment                                 973,837         1,016,067
  Corporate/Other                                   73,122            60,214
                                               -----------       -----------

     TOTALS:                                   $ 2,018,227       $ 2,078,490
                                               ===========       ===========

--------------------------------------------------------------------------------

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2001

--------------------------------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED NOVEMBER 30, 2001
------------------------------------

Fiscal 2002 second quarter sales of $487.9 million were $12 million, or 2.4 percent, lower than second quarter sales a year ago. The March 2001 divestiture of DAP's $30 million commercial Durabond unit accounted for approximately 60 percent of the sales difference, or 1.5 percent. Also, as expected, sales generally were affected by the continued soft economy and the atmosphere of general economic uncertainty, resulting in ongoing operation's sales being off by the remaining 0.9 percent change. Industrial sales were off 3.7 percent as a number of flooring, roofing and other maintenance projects were postponed or canceled, primarily within the private sector. Consumer sales, on the other hand, were ahead nearly 3.0 percent in contrast to last year when the larger retailers, in particular, were downward managing their inventories. Foreign exchange differences had minimal impact on sales quarter over quarter.

The gross profit margin held steady at 45.5 percent of sales, compared with last year's 45.6 percent. While the decline in flooring and roofing sales in the industrial segment had a negative impact on gross margin, there were a number of offsetting internal margin improvements, from reduced conversion costs resulting from the fiscal 2000 and 2001 restructuring program, and from certain reduced raw material costs. By segment, industrial margins declined to 46.4 percent from
47.8 percent, while consumer margins improved to 44.4 percent from 42.9 percent, with a portion of the consumer margin improvement coming from the divestiture of lower margin Durabond.

Selling, general and administrative (SG&A) expenses overall declined 5.3 percent to 35.7 percent of sales from 36.8 percent in the second quarter of last year. The Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142") Goodwill and Other Intangible Assets as of June 1, 2001, the beginning of this fiscal year, and its impact is reflected in SG&A. On a pro forma basis, last year's SG&A percentage under FAS 142 would also have been 35.7 percent of sales. The divested Durabond unit of DAP within the consumer segment had also carried a lower SG&A percentage and had an approximate negative effect of 0.4 percent of sales year over year. Adjusted for both FAS 142 and the divestiture, last year's SG&A percentage would have been approximately 36.1 percent of sales. The comparable improvement to 35.7 percent of sales this year on lower sales again results in part from the restructuring program, with fewer personnel year over year, as well as discretionary spending and other cost controls in response to the slower sales. By segment and with last year presented proforma reflecting the adoption of FAS 142 for comparison, the industrial segment SG&A percentage this second quarter was 36.1 percent, compared with 35.0 percent last year, while the consumer segment improved to 33.1 percent of sales from 34.4 percent a year ago. The decline in industrial sales volume, particularly flooring and roofing at higher than average margins, was the main factor driving that segment's higher SG&A percentage this year, along with higher distribution costs. Corporate/other costs also fall within the SG&A category and were lower than a year ago.

Net interest expense was $5.8 million lower than a year ago as a result of lower interest rates on the variable debt portion (approximately 80 percent) of the Company's total debt, and reduced debt levels during the past year.

The reduction of the income tax rate this second quarter to 33 percent compared to last year's 38 percent results almost entirely from the adoption of FAS 142. Additionally, a slight adjustment was recorded to bring the tax rate year-to-date to the expected full year fiscal 2002 rate of approximately 34 percent.

The net income increase of $7.6 million, or 45 percent, to $24.4 million, reflects the lower interest costs, the adoption of FAS 142, offset slightly by the approximate 4 percent lower EBIT performance from operations caused by the lower sales in the Company's industrial segment. Diluted earnings per share improved $.07, or 41 percent, to $.24 from last year's $.17. On a pro forma basis, last year's diluted earnings per share would have been $.05 higher under FAS 142.

SIX MONTHS ENDED NOVEMBER 30, 2001
----------------------------------

Fiscal 2002 first half sales of $1,021.2 million were $33.7 million, or 3.2 percent lower than first half sales a year ago. The March 2001 divestiture accounted for nearly half this difference, or 1.6 percent. The US dollar has been comparatively stronger year over year, primarily against the Canadian dollar, for a foreign exchange translation effect of a negative 0.4 percent. The soft economy and atmosphere of general economic uncertainty impacted ongoing operation's sales and accounted for the remaining sales difference of approximately 1.2 percent. By segment, industrial sales were off 4.9 percent and consumer sales excluding the impact of the Durabond divestiture were ahead nearly 3 percent, for the same reasons given above for the second quarter results.

The gross profit margin has improved to 46.3 percent from last year's 45.9 percent. Internal margin improvements, including reduced conversion costs resulting from the restructuring program, and effective cost controls in light of the slower sales, have been able to overcome the decline in higher margin sales of flooring and roofing year over year. The divestiture had also carried lower than average gross margins. By segment, the industrial margin of 47.4 percent fell behind last year's 47.9 percent, while the consumer margin improved to 44.9 percent from 43.4 percent during the first half of fiscal 2001.

SG&A expenses declined 5.7 percent to 34.8 percent of sales from 35.7 percent in the first half of last year. On a pro forma basis, last year's SG&A percentage under FAS 142 accounting would have been 34.7 percent of sales. The divestiture within the consumer segment had carried a lower SG&A percentage, having a negative effect of approximately 0.4 percent of sales year over year. Adjusting for both FAS 142 and the divestiture, last year's SG&A percentage would have been approximately 35.1 percent of sales. The improvement to 34.8 percent of sales this year on lower sales results from cost benefits of the restructuring program, as well as discretionary spending and other cost controls in response to the slower sales. By segment and with last year presented proforma reflecting the adoption of FAS 142 for comparison, the industrial SG&A percentage this first half was 34.9 percent, compared with 33.5 percent last year, while consumer SG&A improved to 32.2 percent of sales from 33.7 percent a year ago. The decline in industrial sales volume has been the main factor driving that segment's higher SG&A percentage this year. Corporate/other expenditures were essentially unchanged year over year.

Net interest expense was $9.3 million lower than a year ago as a result of lower interest rates and reduced debt levels during the past year. The overall effective interest rate this first half of 5.1 percent compares with 7.0 percent last year.

The change in the income tax rate to 34 percent compared to last year's 38 percent rate is driven by the adoption of FAS 142.

Net income through six months has increased $15.3 million, or 34 percent, to $61.1 million and reflects the lower interest costs, the adoption of FAS 142, and slightly lower EBIT performance from operations, driven by the lower sales. Diluted earnings per share have improved $.15, or 33 percent, to $.60 from last year's $.45. On a pro forma basis, last year's diluted earnings per share would have been $.10 higher under FAS 142.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH PROVIDED FROM OPERATIONS
-----------------------------

The Company generated $94.2 million of cash from operations during the past six months compared with $45.5 million a year ago, a 107% increase. The positive change in working capital year-over-year was $35.3 million. This improvement was driven by the aforementioned increase in earnings, with the majority of the balance of the increase reflecting the effectiveness of a strong focus on working capital management and control.

The Company's cash flows from operations will continue as its primary source of financing internal growth.

INVESTING ACTIVITIES
--------------------

The Company is not capital intensive, and capital expenditures generally do not exceed depreciation and amortization in a given year. Capital expenditures are made primarily to accommodate the Company's continued growth through improved production and distribution efficiencies and capacity, and to enhance administration. In this year's first six month period, enhanced management review and control over the capital investment process allowed for the majority of the realized $16 million reduction in cash outlays when compared to the same period a year ago. The focus is continuing prospectively.

FINANCING ACTIVITIES
--------------------

During this year's first half, the Company refinanced its $200 million revolving credit facility with a $200 million 364-day term loan due July 12, 2002. In addition, on November 27, 2001, the Company issued and sold $30 million aggregate principal amount of 7.3% Senior Unsecured Notes due 2008, $10 million aggregate principal amount of 6.61% Senior Unsecured Notes due 2006, and $15 million aggregate principal amount of 6.12% Senior Unsecured Notes due 2004. The proceeds of this offering were used to reduce the outstanding balances under the Company's $500 million revolving credit agreement. Since the beginning of this fiscal year, the Company's short-term debt increased to $111.3 million, reflecting the current portion of the term loan described above. The Company will continue to reduce this debt through internally generated cash flow and intends to refinance the remaining portion. The Company's debt-to-capital ratio was 57.8% at November 30, 2001 compared to 60.1% at May 31, 2001.

The effect in this second quarter of the strengthening dollar on the Company's foreign net assets has tended to decrease shareholders' equity, and this trend could continue if the dollar continues to strengthen. The Canadian dollar was the principal currency weakening against the dollar.

The Company maintains excellent relations with its banks and other financial institutions to further enable the financing of future growth opportunities.

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2001

--------------------------------------------------------------------------------


OTHER MATTERS
-------------

ENVIRONMENTAL MATTERS
---------------------

Environmental obligations continue to be appropriately addressed and, based upon the latest available information, it is not anticipated that the outcome of such matters will materially affect the Company's results of operations or financial condition (refer to Note H to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended May 31, 2001).

FORWARD-LOOKING STATEMENTS
--------------------------

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) general economic conditions; (b) the price and supply of raw materials, particularly titanium dioxide, certain resins, aerosols and solvents;
(c) continued growth in demand for the Company's products; (d) environmental liability risks inherent in the chemical coatings business; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon the Company's foreign operations; (g) the potential impact of the euro currency conversion; (h) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors;
(i) risks and uncertainties associated with the Company's ongoing acquisition and divestiture activities; and (j) liability risks and insurance coverage inherent in the Company's disclosed litigation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

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

                                                                              12
                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


ITEM 1. LEGAL PROCEEDINGS
-------------------------

EIFS LITIGATION
---------------

As previously reported, Dryvit Systems, Inc., a wholly-owned subsidiary of the Company ("Dryvit"), is a defendant or co-defendant in numerous lawsuits seeking damages for structures clad with exterior insulated finish systems ("EIFS") products manufactured by Dryvit and other EIFS manufacturers. As of November 30, 2001, Dryvit was a defendant or co-defendant in approximately 750 single family residential EIFS cases, the vast majority of which are pending in North Carolina, South Carolina and Alabama. Dryvit is also defending EIFS lawsuits involving office buildings or other commercial structures. The vast majority of Dryvit's EIFS lawsuits and most of the allegations involve claims of water intrusion into structures and related property damages.

As previously reported, Dryvit settled the North Carolina class action styled Ruff, et al. v. Parex, Inc., et al. ("Ruff"). As of December 11, 2001, a total of 553 claims had been submitted to the claims administrator for verification and validation. Of these 553 claims, 257 were actually paid through November 30, 2001 in the amount of $4,157,385. The remaining claims are at various stages of investigation, review and validation by the claims administrator. Dryvit continues to believe that it has adequate insurance commitments in place to cover its obligations under the Ruff settlement.

As previously reported, Dryvit is a defendant in an attempted class action filed in the U.S. District Court for the Eastern District of North Carolina (5:99-CV-4700-BR(3)), styled Lienhart, et al. v. Dryvit Systems, Inc. et al., involving an EIFS-type product known as Fastrak System 4000 ("Leinhart"). On June 26, 2001, the 4th Circuit U.S. Court of Appeals vacated the District Court's December 18, 2000 class certification order ruling that certification was not appropriate because it is likely that individual issues necessary to adjudicate Dryvit's liability will predominate over class issues. The Court of Appeals has remanded the Lienhart case to the District Court for further proceedings in accordance with its order.

As previously reported, Dryvit is a defendant in an attempted state class action filed in Jefferson County, Tennessee styled William J. Humphrey, et al. v. Dryvit Systems, Inc. (Case No. 17,715-IV) ("Humphrey"). The Humphrey case is an attempted state-wide class action which seeks various types of damages on behalf of all similarly situated persons who paid for the purchase of a Dryvit EIFS-clad structure in the State of Tennessee during the period beginning November 14, 1990 to the date of the complaint.

As previously reported, Dryvit is a defendant in an attempted state class action filed in Madison County, Illinois styled Osborne, et al. v. Dryvit Systems, Inc. (Case No. 00L000395) ("Osborne"). The Osborne case is an attempted state-wide class action which seeks various types of damages on behalf of a class of all persons who owned a Dryvit EIFS-clad home located in the State of Illinois during the period January 1, 1990 to the date of the complaint.

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

As previously reported, Dryvit is a defendant in an attempted state class action filed in Mobile County, Alabama styled Tony Bryan, et al. v. Dryvit Systems, Inc. (Case No. CV-01-00761 JSJ) ("Bryan"). The Bryan case is an attempted state-wide class action which seeks various types of damages on behalf of all "Persons who own a single residence in the State of Alabama on which an Exterior Insulation and Finish system ("EIF system") has been installed or any previous owner of such residence who incurred any costs or expenses to inspect, repair or replace the EIF system at any time from November 14, 1990 until the date the Defendants' continuing conduct is terminated." Pursuant to an order dated December 5, 2001, the court will hear oral arguments on the Plaintiff's motion for class certification as soon as practicable after October 21, 2002.

Dryvit, the Company's captive insurer, First Colonial Insurance Company, and two third party insurers are parties to a cost-sharing arrangement which is currently funding Dryvit's indemnity and defense costs. Dryvit believes that the damages alleged in these EIFS cases are substantially covered by insurance and that such insurance is presently adequate. Based on Dryvit's current insurance arrangements, the Company continues to believe that the EIFS litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ASBESTOS LITIGATION
-------------------

As previously reported, the Company, certain of its wholly-owned subsidiaries, including Bondex International, Inc. ("Bondex") and Republic Powdered Metals, Inc. ("Republic"), are defendants or co-defendants ("Defendants") in asbestos-related bodily injury lawsuits filed on behalf of various individuals in various jurisdictions. These cases generally seek damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by the Defendants. In many cases, the plaintiffs are unable to demonstrate that any injuries they have incurred, in fact, resulted from exposure to one of Defendants' products. Defendants are generally dismissed from those cases. With respect to those cases where compensable disease, exposure and causation are established, Defendants generally settle for various amounts based on the seriousness of the case, the particular jurisdiction and the number and solvency of co-defendants in a given case.

As of November 30, 2001, Defendants had a total of 1,656 active asbestos cases compared to 834 as of November 30, 2000. For the quarter ended November 30, 2001, Defendants secured dismissals and/or settlements of 195 cases, the total cost of which collectively to Defendants, net of insurer payments and excluding defense costs, amounted to $348,000, which compared to dismissals and/or settlements of 119 cases and $77,080 for the same quarter ended November 30, 2000. Substantially all of the foregoing settlement costs were attributable to and paid by Bondex. This increase in the number of cases filed is due, in part, to the bankruptcy filings of various other asbestos litigation defendants.

Defendants continue to vigorously defend all asbestos-related lawsuits. Under a cost-sharing agreement among Defendants and their insurers, the insurers are responsible for payment of substantially all of the indemnity and defense costs with the Defendants each responsible for the balance. The Company continues to believe that resolution of its current asbestos cases will not

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Annual Meeting of Shareholders of the Company was held on October 12, 2001. The following matter was voted on at the meeting.

1. Election of Edward B. Brandon, William A. Papenbrock, Thomas C. Sullivan and Frank C. Sullivan as Directors of the Company. The nominees were elected as Directors with the following votes:

         Edward B. Brandon
         -----------------

                  For                                 87,527,134
                  Withheld                             3,065,481
                  Broker non-votes                           -0-

         William A. Papenbrock
         ---------------------

                  For                                 87,580,995
                  Withheld                             3,011,620
                  Broker non-votes                           -0-

         Thomas C. Sullivan
         ------------------

                  For                                 80,022,755
                  Withheld                            10,569,860
                  Broker non-votes                           -0-

         Frank C. Sullivan
         -----------------

                  For                                79,770,371
                  Withheld                           10,822,244
                  Broker non-votes                          -0-

In addition to the directors above, the following directors' terms of office continued after the Annual Meeting of Shareholders: Dr. Max D. Amstutz; Lorrie Gustin; E. Bradley Jones; James A. Karman; Donald K. Miller; Albert B. Ratner; Dr. Jerry Sue Thornton and Joseph P. Viviano.

For information on how the votes for the above matter have been tabulated, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders on October 12, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

         (a)      Exhibits
                  --------

                  Official Exhibit Number                     Description
                  -----------------------                     -----------

                      4.1 Note Purchase Agreement dated as of November 15, 2001, between the Company and the Purchasers thereto with respect to the sale of $15 million principal amount of 6.12% Senior Notes, Series A, due November 15, 2004, $10 million principal amount of 6.61% Senior Notes, Series B, due November 15, 2006, and $30 million principal amount of 7.3% Senior Notes, Series C, due
                                            November, 2008.

                      11.1                  Statement regarding computation of
                                            per share earnings.


         (b)      Reports on Form 8-K
                  -------------------

                  There were no reports on Form 8-K filed during the three months ended November 30, 2001.

                                   SIGNATURES
                                   ----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has Duly Caused This Report to be Signed On Its Behalf by the Undersigned Thereunto Duly Authorized.

                                   RPM, Inc.



                                   By  /s/ Thomas C. Sullivan
                                       --------------------------------
                                   Thomas C. Sullivan
                                   Chairman & Chief Executive Officer



                                   By  /s/ Robert L. Matejka
                                       --------------------------------
                                   Robert L. Matejka
                                   Vice President - Chief Financial Officer and
                                   Controller




         Dated:  January 14, 2002