Form 10-Q
period 2002-02-28
RPM INC/OH/
filed 2002-04-15
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X     Quarterly Report Pursuant to Section 13 of 15(d) of the Securities
-----   Exchange Act of 1934 for the quarterly period ended February 28, 2002,
        or                   -------------------------------------------------

        Transition Report Pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934 for the transition period from ___________________ to ___________________.

Commission File No.   1-14187
                      --------

                                    RPM, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its charter)

            OHIO                                                      34-6550857
----------------------------------             ---------------------------------
(State or Other jurisdiction                   (IRS Employer Identification No.)
Of incorporation or organization)

P.O. BOX 777; 2628 PEARL ROAD; MEDINA, OHIO                                44258
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number including area code                 (330) 273-5090
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


                              As of April 10, 2002
              114,551,882 RPM Inc. Common Shares were outstanding.

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------


                                      INDEX
                                      -----

                                                                       PAGE NO.
                                                                       --------
Part I. Financial Information
-----------------------------

Consolidated Balance Sheets
   February 28, 2002 and May 31, 2001                                        3

Consolidated Statements of Income
   Three Months and Nine Months
   Ended February 28, 2002 and 2001                                          4

Consolidated Statements of Cash Flows
   Nine Months Ended
   February 28, 2002 and 2001                                                5

Notes to Consolidated Financial Statements                                   6

Management's Discussion and Analysis of
  Results of Operations and Financial Condition                              8

Part II.  Other Information                                                 16
---------------------------

                       PART I. -- FINANCIAL INFORMATION                       3
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

                  ASSETS
                  ------
                                                          February 28, 2002    May 31, 2001
                                                          -----------------    ------------

Current Assets
  Cash and short-term investments                             $    42,856       $    23,926
  Trade accounts receivable (less allowance for doubtful
    accounts $15,450 and $17,705, respectively)                   325,250           411,718
  Inventories                                                     264,753           277,494
  Prepaid expenses and other current assets                       103,876           106,282
                                                              -----------       -----------
    Total current assets                                          736,735           819,420
                                                              -----------       -----------

Property, Plant and Equipment, At Cost                            636,569           623,054
  Less: accumulated depreciation and amortization                (291,243)         (261,018)
                                                              -----------       -----------
    Property, plant and equipment, net                            345,326           362,036
                                                              -----------       -----------

Other Assets
  Goodwill, net of amortization                                   599,266           571,276
  Intangible assets, net of amortization                          262,548           300,372
  Other                                                            24,320            25,386
                                                              -----------       -----------
    Total other assets                                            886,134           897,034
                                                              -----------       -----------

Total Assets                                                  $ 1,968,195       $ 2,078,490
                                                              ===========       ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

Current Liabilities
  Notes and accounts payable                                  $   130,443       $   152,307
  Current portion of long term debt                                81,021             7,379
  Accrued compensation and benefits                                66,320            74,888
  Accrued loss reserves                                            53,197            55,416
  Other accrued liabilities                                        52,034            75,022
  Income taxes payable                                              2,937            10,756
                                                              -----------       -----------
    Total current liabilities                                     385,952           375,768
                                                              -----------       -----------

Long-term Liabilities
  Long-term debt, less current maturities                         814,606           955,399
  Other long-term liabilities                                      48,902            53,479
  Deferred income taxes                                            54,107            54,134
                                                              -----------       -----------
    Total long-term liabilities                                   917,615         1,063,012
                                                              -----------       -----------

Shareholders' Equity
  Common shares, stated value $.015 per share;
    authorized 200,000 shares;
    outstanding 102,819 shares and
    102,211 shares, respectively                                    1,626             1,619
  Paid-in capital                                                 429,598           430,015
  Treasury shares, at cost                                        (92,743)          (99,308)
  Accumulated other comprehensive loss                            (60,477)          (53,074)
  Retained earnings                                               386,624           360,458
                                                              -----------       -----------
            Total shareholders' equity                            664,628           639,710
                                                              -----------       -----------

Total Liabilities And Shareholders' Equity                    $ 1,968,195       $ 2,078,490
                                                              ===========       ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES                          4
                           --------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)

                    (In thousands, except per share amounts)



                                                Nine Months Ended             Three Months Ended
                                                  February 28,                   February 28,
                                         --------------------------      --------------------------

                                            2002            2001            2002            2001
                                         ----------      ----------      ----------      ----------

Net Sales                                $1,428,693      $1,460,227      $  407,538      $  405,400

Cost of Sales                               777,415         804,513         228,902         234,162
                                         ----------      ----------      ----------      ----------

Gross Profit                                651,278         655,714         178,636         171,238

Selling, General and Administrative
     Expenses                               521,720         542,138         166,025         165,104

Interest Expense, Net                        32,083          51,156           7,660          17,453
                                         ----------      ----------      ----------      ----------

Income (Loss) Before Income Taxes            97,475          62,420           4,951         (11,319)

Provision for Income Taxes                   33,142          23,720           1,677          (4,301)
                                         ----------      ----------      ----------      ----------

Net Income (Loss)                        $   64,333      $   38,700      $    3,274      $   (7,018)
                                         ==========      ==========      ==========      ==========



Basic and diluted earnings (loss)
     per common share                    $     0.63      $     0.38      $     0.03      $    (0.07)
                                         ==========      ==========      ==========      ==========

Average Number of Common
     Shares Outstanding:

           Basic                            102,346         102,199         102,508         102,209
                                         ==========      ==========      ==========      ==========

           Diluted                          102,857         102,208         103,720         102,216
                                         ==========      ==========      ==========      ==========

Dividends per common share               $   0.3750      $   0.3725      $   0.1250      $   0.1250
                                         ==========      ==========      ==========      ==========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES                          5
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                 (In thousands)



                                                Nine Months Ended February 28,
                                                ------------------------------
                                                    2002            2001
                                                  ---------       ---------

Cash Flows From Operating Activities:
  Net Income                                      $  64,333       $  38,700
  Depreciation and amortization                      41,785          58,938
  Items not affecting cash and other                 (8,716)        (14,510)
  Changes in operating working capital               34,037         (33,256)
                                                  ---------       ---------

                                                    131,439          49,872
                                                  ---------       ---------

Cash Flows From Investing Activities:
  Additions to property and equipment               (16,241)        (43,513)
  Acquisition of new businesses, net of cash              -          (3,341)
                                                  ---------       ---------

                                                    (16,241)        (46,854)
                                                  ---------       ---------


Cash Flows From Financing Activities:
  Proceeds from stock option exercises                4,932             598
  Repurchase of common shares                             -         (11,101)
  Increase (decrease) in debt                       (63,033)         43,217
  Dividends                                         (38,167)        (37,890)
                                                  ---------       ---------

                                                    (96,268)         (5,176)
                                                  ---------       ---------


Net Increase (Decrease) in Cash                      18,930          (2,158)


Cash at Beginning of Period                          23,926          31,340
                                                  ---------       ---------


Cash at End of Period                             $  42,856       $  29,182
                                                  =========       =========









The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                               6
                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the nine and three month periods ended February 28, 2002 and 2001. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 2001.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation. In an effort to achieve improved reporting consistency across divisions, and in conjunction with the migration to a new reporting and consolidation system, the Company has adopted a new chart of accounts. Accordingly, the Company has elected to reclassify certain internal distribution costs from cost of sales to selling, general and administrative expenses. Additionally, a portion of those costs are offset by the movement of certain employee benefits costs related to manufacturing personnel out of selling, general and administrative expenses and into cost of sales. For the three and nine month periods ended February 28, 2001, the net effect of the reclassification of these expenses resulted in the movement of approximately $3.8 million and $19.8 million, respectively, from cost of sales to selling, general and administrative expenses.

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

The Company also adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective June 1, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment annually, or more frequently if certain indicators arise. The Company has completed the transitional impairment test required upon adoption of SFAS No. 142. The transitional test, which involved the use of estimates related to the fair market values of the business operations with which goodwill is associated, did not result in any impairment loss. Prospectively, any losses resulting from the required annual impairment tests will be reflected in operating income in the income statement.

                                                                               7
                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002
                                   (UNAUDITED)

--------------------------------------------------------------------------------

Had the Company been accounting for its goodwill and other intangible assets under SFAS No. 142 for all periods presented, the Company's net income (in thousands) and earnings per share would have been as follows:

--------------------------------------------------------------------------------

                                                     FOR THE NINE MONTHS            FOR THE THREE MONTHS
                                                            ENDED                           ENDED
                                                         FEBRUARY 28,                    FEBRUARY 28,
                                                   --------------------------      ----------------------
                                                      2002            2001            2002        2001
                                                   ----------      ----------      ----------     -------
NET INCOME:
  Reported Net Income                              $   64,333      $   38,700      $    3,274     $(7,018)
  Add back goodwill amortization, net of tax             --            14,770            --         5,181
  Add back workforce amortization, net of tax            --             1,203            --           401
  Add back tradename amortization, net of tax            --               995            --           751
                                                   ----------      ----------      ----------     -------

  Adjusted net income                              $   64,333      $   55,668      $    3,274     $  (685)
                                                   ==========      ==========      ==========     =======

BASIC AND DILUTED EARNINGS PER SHARE:
  Reported net income                              $     0.63      $     0.38      $     0.03     $ (0.07)
  Goodwill amortization, net of tax                      --              0.14            --          0.05
  Workforce amortization, net of tax                     --              0.01            --          --
  Tradename amortization, net of tax                     --              0.01            --          0.01
                                                   ----------      ----------      ----------     -------

  Adjusted net income                              $     0.63      $     0.54      $     0.03     $ (0.01)
                                                   ==========      ==========      ==========     =======

NOTE C - INVENTORIES
--------------------

Inventories were composed of the following major classes:

                                               FEBRUARY 28, 2002                     MAY 31, 2001
                                               -----------------                     ------------
                                                                   (IN THOUSANDS)

Raw Materials and supplies                            $86,150                              $89,071
Finished Goods                                        178,603                              188,423
                                                --------------                      ---------------

                                                     $264,753                             $277,494
                                                ==============                      ===============

NOTE D - COMPREHENSIVE INCOME
-----------------------------

Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities. Total comprehensive income, comprised of net income and other comprehensive income, amounted to $(4,327,000) and $20,000 during the third quarter of fiscal years 2002 and 2001, respectively, and $56,930,000 and $34,488,000 for the nine months ended February 28, 2002 and 2001, respectively.

NOTE E - SUBSEQUENT EVENT
-------------------------

The Company issued 11.5 million shares of common stock at $14.25 per share in a public offering, which closed on April 2, 2002. The transaction generated net proceeds of $157 million, all of which were used to permanently pay down a portion of the $200 million term loan due July 12, 2002. This offering is expected to have a $0.01 and $0.07 per share dilutive impact in the fiscal years ended May 31, 2002 and 2003, respectively.

                                                                              8
                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2002

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Our consolidated financial statements include accounts of RPM and all majority-owned subsidiaries. Preparation of our financial statements requires the use of estimates and judgments that affect the amounts of our assets, liabilities, revenues and expenses. We continually evaluate these estimates, including those related to allowances for doubtful accounts, inventories, allowances for recoverable taxes, restructuring of our operations, useful lives of property, plant and equipment, goodwill, contingent liabilities, income tax valuation allowances, pension plans and the fair value of financial instruments. We base our estimates on historical experience and other assumptions, which we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of our assets and liabilities. Actual results may differ from these estimates under different assumptions and conditions. We have identified below the accounting policies that are critical to our financial statements.

         REVENUE  RECOGNITION

Our revenues are recognized when title and risk of loss passes to customers. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," provides guidance on the application of Generally Accepted Accounting Principles in the U.S. to selected revenue recognition issues. Our management has concluded that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

         CONTINGENCIES

We are party to claims and lawsuits arising in the normal course of business. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and reasonably estimable. The provisions are based on historical experience and legal advice, are reviewed quarterly and are adjusted according to developments. Changes in the amount of the provisions affect our consolidated statements of income.

         GOODWILL

We adopted two new accounting standards issued by the Financial Accounting Standards Board in June 2001. Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations," eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and intangible assets acquired in a business combination. Accordingly, we apply the provisions of SFAS No. 141 to all business combinations initiated after its effective date. We also adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective June 1, 2001. Goodwill amortization ceased upon adoption of the standard, and the required initial impairment tests were performed. Results of these impairment tests have not generated any impairment loss to date.

Prospectively, goodwill will be tested on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated, are performed at the end of our first quarter. Losses, if any, resulting from impairment tests will be reflected in operating income in our income statement.

         TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS AND
         FOREIGN CURRENCY TRANSACTIONS

Our reporting currency is the U.S. dollar. However, the functional currency of all of our foreign subsidiaries is their local currency. We translate the amounts included in the consolidated statements of income of our foreign subsidiaries into U.S. dollars at year-to-date average exchange rates, which we believe are representative of the actual exchange rates on the dates of the transactions. Our foreign subsidiaries' assets and liabilities are translated into U.S. dollars from local currency at the actual exchange rates as of the end of each reporting date, and we record the resulting foreign exchange translation adjustments in our consolidated balance sheets as a component of accumulated other comprehensive income (loss). If we determine that the functional currency of any of our foreign subsidiaries should be the U.S. dollar, our financial statements would be affected. Should this occur, we would adjust our reporting to appropriately account for these changes.

We use permanently invested intercompany loans as a source of capital to reduce the exposure to foreign currency fluctuations in our foreign subsidiaries. These loans are treated as analogous to equity for accounting purposes. Therefore, the foreign exchange gains or losses on these intercompany loans are recorded in other comprehensive income (loss). If we were to determine that the functional currency of any of our subsidiaries should be the U.S. dollar, we would no longer record foreign exchange gains or losses on these intercompany loans.


         OTHER LONG-LIVED ASSETS

We assess for impairment of identifiable non-goodwill intangibles and other long-lived assets whenever events or changes in facts and circumstances indicate the possibility that the carrying value may not be recoverable. Factors considered important which might trigger an impairment evaluation, include the following:

         - significant under-performance relative to historical or projected future operating results;

         - significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

         -        significant negative industry or economic trends.

When we determine that the carrying value of non-goodwill intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above described indicators, any impairment would be measured based on projected net cash flows expected from that asset, including eventual disposition.

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

                                               NINE MONTHS ENDED FEBRUARY 28,       QUARTER ENDED FEBRUARY 28,
                                               -----------------------------       -----------------------------
(In thousands)                                     2002              2001              2002              2001
                                               -----------       -----------       -----------       -----------

Net External Sales

  Industrial Segment                           $   771,564       $   809,632       $   211,682       $   220,821
  Consumer Segment                                 657,129           650,595           195,856           184,579
                                               -----------       -----------       -----------       -----------

     TOTALS:                                   $ 1,428,693       $ 1,460,227       $   407,538       $   405,400
                                               ===========       ===========       ===========       ===========

Earnings Before Interest and Taxes (EBIT)(a)

  Industrial Segment                           $    76,897       $    88,858       $     6,960       $     9,476
  Consumer Segment                                  72,393            40,503            13,874               942
  Corporate/Other                                  (19,732)          (15,785)           (8,223)           (4,284)
                                               -----------       -----------       -----------       -----------

     TOTALS:                                   $   129,558       $   113,576       $    12,611       $     6,134
                                               ===========       ===========       ===========       ===========


Identifiable Assets                        FEBRUARY 28, 2002     MAY 31, 2001
                                           -----------------     ------------

  Industrial Segment                             $ 922,960        $ 1,002,209
  Consumer Segment                                 967,967          1,016,067
  Corporate/Other                                   77,268             60,214
                                               -----------        -----------

     TOTALS:                                   $ 1,968,195        $ 2,078,490
                                               ===========        ===========

(a) EBIT is defined as earnings before interest and taxes. EBIT is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBIT is not intended to represent cash flows for the period, nor is it presented as an alternative to operating income or as an indicator of operating performance. EBIT should not be considered in isolation, but with Generally Accepted Accounting Principles in the U.S., and it is not indicative of operating income or cash flow from operations as determined by those principles. Our method of computation may or may not be comparable to other similarly titled measures of other companies. EBIT may not be indicative of our historical operating results nor is it meant to be predictive of potential future results.

                                                                              10
RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001

Consolidated net sales of $407.5 million increased $2.1 million over last year's third quarter, or 0.5 percent. The overall net increase is due primarily to growth in customer demand across various product lines in the consumer segment, which resulted in a 6 percent increase in consumer segment sales in comparison to last year's third quarter. The improvement in the consumer segment more than offset the effect of the March 2001 divestiture of DAP's $30 million commercial Durabond unit, which accounted for a difference of $7.2 million in net sales quarter over quarter, and the 4 percent decline in sales experienced by the industrial segment. Excluding the effect of the divestiture, comparable net sales were ahead by $9.3 million or 2.3 percent. Foreign exchange differences also continued to have a negative effect on sales year over year, amounting to approximately 1 percent. Comparable industrial net sales, adjusted for the effect of foreign exchange, were off 2.8 percent as a number of flooring, roofing and other maintenance projects were postponed or canceled, primarily within the private sector. Comparable consumer net sales, on the other hand, were ahead 11.1 percent, in sharp contrast to last year when the larger retailers in particular were reducing their inventories. Comparable consolidated net sales, adjusted for the divestiture and foreign exchange, were ahead 3.4 percent during the quarter.

Consolidated gross profit as a percent of sales improved to 43.8 percent, compared with last year's 42.2 percent. While the decline in flooring and roofing sales in the industrial segment had a negative impact on gross margin, there were a number of offsetting internal margin improvements, including certain reduced raw material costs as well as reduced conversion costs resulting from the fiscal 2000 and 2001 restructuring program. By segment, industrial margins declined to 44.8 percent from 45.4 percent, while consumer margins improved to 42.8 percent from 38.5 percent. The divestiture of the lower margin Durabond unit contributed in part to the consumer margin improvement.

Consolidated selling, general and administrative (SG&A) expenses overall remained at 40.7 percent of sales quarter over quarter. The impact of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," as of the beginning of this fiscal year, is reflected in SG&A. On a pro forma basis, last year's SG&A percentage under SFAS No. 142 would have been 39.0 percent of sales. The divested Durabond unit of DAP within the consumer segment had carried a lower SG&A percentage, having an approximate negative effect of 0.6 percent of sales year over year. The devaluation of the Argentinean peso during the quarter resulted in a charge of $2.1 million, having an additional negative effect of
0.5 percent of sales. Compared to last year on a pro forma basis as if SFAS No. 142 had been adopted, industrial SG&A as a percent of sales this third quarter increased to 41.5 over last year's 39.5 percent, while consumer SG&A as a percent of sales this third quarter improved to 35.7 percent, compared with 36.0 percent in the same quarter last year. The decline in industrial sales volume, particularly flooring and roofing at higher than average margins, was the main factor driving that segment's higher SG&A percentage this year, along with the Argentinean peso devaluation and

                                                                              11
                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2002

--------------------------------------------------------------------------------

higher distribution costs. Higher distribution costs also affected the consumer percentage year over year. The increase in consolidated SG&A, which includes Corporate/other costs, reflects the impact of rising health care and other employee benefit costs, as well as increases in certain professional services and legal costs year over year. Also included in SG&A are credits derived from license fees and royalty income approximating $405,000 and $337,000 for the three month periods ended February 28, 2002 and 2001, respectively.

Net interest expense was $9.8 million lower than a year ago, mainly as a result of lower interest rates on variable-rate debt, which represents approximately 75 percent of total debt, as well as reduced debt levels during the past year.

The reduction of the income tax rate this third quarter to 34 percent, compared to last year's 38 percent, reflects the adoption of SFAS No. 142.

The net income increase of $10.3 million, or 147 percent, reflects the lower interest costs, the adoption of SFAS No. 142, and the slightly improved EBIT performance from operations when adjusted for the $2.1 million effect from the Argentinean peso devaluation. Diluted earnings per share improved $.10, or 143 percent, to $.03 from last year's negative $.07. On a pro forma basis, last year's diluted earnings per share would have been $.06 higher under SFAS No. 142.

NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001

The first nine months consolidated net sales of $1,428.7 million were $31.5 million, or 2.2 percent, lower than during the same period a year ago. The March 2001 divestiture of the Durabond unit accounted for three-quarters of the difference and the foreign exchange translation effect from the stronger US dollar accounted for the remainder of the difference. Comparable industrial net sales, adjusted for foreign exchange, were off 3.6 percent, while comparable consumer net sales, excluding the impact of the divestiture as well as foreign exchange, were ahead 5.2 percent, both for the same reasons given above for the third quarter results. Excluding the effect of the divestiture and foreign exchange, consolidated net sales were slightly ahead year over year, up 0.2 percent.

The consolidated gross profit margin has improved to 45.6 percent from last year's 44.9 percent. Internal margin improvements, including reduced conversion costs resulting from the restructuring program, and effective cost controls in light of the softness in sales, have been able to overcome the decline in higher margin sales of flooring and roofing products year over year. The divested Durabond unit had also carried lower than average gross margins. By segment, the industrial margin of 46.7 percent fell behind last year's 47.2 percent, while the consumer margin improved to 44.3 percent from 42.0 percent during the first nine months of fiscal 2001.

Consolidated SG&A expenses have improved to 36.5 percent of sales from 37.1 percent last year. On a pro forma basis, last year's SG&A percentage under SFAS No. 142 accounting would have been 35.9 percent of sales. The Durabond divestiture within the consumer segment had carried

                                                                              12
                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2002

--------------------------------------------------------------------------------

a lower SG&A percentage, having a negative effect of approximately 0.5 percent of sales year over year. This year's third quarter charge related to the devaluation of the Argentinean peso accounted for another 0.2 percent of nine month net sales. Adjusting last year's percentage for both SFAS No. 142 and the divestiture, and adjusting this year's percentage for the peso devaluation, both year's SG&A percentages would approximate 36.4 percent of sales. By segment and comparing to last year on a pro forma basis as if SFAS No. 142 had already been adopted, the industrial SG&A this first nine months was 36.7 percent, compared with 35.2 percent last year, while consumer SG&A has improved to 33.3 percent of sales from 34.3 percent a year ago. The decline in industrial sales volume has been the main factor driving that segment's higher SG&A percentage this year. Corporate/other expenditures were slightly higher for the same reasons given above for the third quarter results. Also included in SG&A are credits derived from license fees and royalty income approximating $1.3 million for each of the nine month periods presented.

Net interest expense was $19.1 million lower than a year ago, principally as a result of lower interest rates, along with reduced debt levels during the past year. The overall effective interest rate of 4.7 percent this first nine months compares with 7.0 percent during the same period last year.

The change in the income tax rate to 34 percent compared to last year's 38 percent rate is driven by the adoption of SFAS No. 142.

Net income through nine months has increased $25.6 million, or 66 percent, to $64.3 million, and reflects the lower interest costs, the adoption of SFAS No. 142, and slightly improved EBIT performance from operations, when adjusted for the divestiture and the Argentinean peso devaluation. Diluted earnings per share have improved $.25, or 66 percent, to $.63 from last year's $.38. On a pro forma basis, last year's diluted earnings per share would have been $.16 higher under SFAS No. 142.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH PROVIDED FROM OPERATIONS
-----------------------------

The Company generated $131.4 million of cash from operations during the past nine months compared with $49.9 million a year ago, a 164% increase. The most significant factor contributing to the increase was the positive change in working capital year-over-year of $67.3 million, impacted by a strong focus on improved collections and inventory management. Also contributing to the increase was the earnings improvement of $25.6 million, as previously discussed.

The Company's cash flows from operations will continue as its primary source of financing internal growth.

                                                                              13
                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2002

--------------------------------------------------------------------------------

INVESTING ACTIVITIES
--------------------

The Company is not capital intensive, and capital expenditures generally do not exceed depreciation and amortization in a given year. Capital expenditures are made primarily to accommodate the Company's continued growth through improved production and distribution efficiencies and capacity, and to enhance administration. In this year's first nine months, enhanced management review and control over the capital investment process allowed for the majority of the realized $27 million reduction in cash outlays when compared to the same period a year ago. The focus is continuing prospectively.

FINANCING ACTIVITIES
--------------------

During this year's first nine months, the Company refinanced its $200 million revolving credit facility with a $200 million 364-day term loan due July 12, 2002. In addition, on November 27, 2001, the Company issued and sold $30 million aggregate principal amount of 7.3% Senior Unsecured Notes due 2008, $10 million aggregate principal amount of 6.61% Senior Unsecured Notes due 2006, and $15 million aggregate principal amount of 6.12% Senior Unsecured Notes due 2004. The proceeds from these unsecured notes were used to reduce the outstanding balances under the Company's $500 million revolving credit agreement. Since the beginning of this fiscal year, the Company's total debt has decreased by approximately $63 million. The Company will continue to reduce our outstanding revolving credit facility through internally generated cash flow. The Company's debt-to-capital ratio was 57.5% at February 28, 2002 compared to 60.1% at May 31, 2001.

Subsequent to the Company's third quarter end on February 28, 2002, the Company issued 11.5 million common shares at $14.25 per share in a public offering which closed on April 2, 2002. The proceeds of the offering, $157 million, were used to permanently pay down a portion of the $200 million term loan due July 12, 2002. This offering is expected to have a $0.01 and $0.07 per share dilutive impact in the fiscal years ended May 31, 2002 and 2003, respectively. Had the equity offering taken place during the quarter, and the resulting proceeds been received by the Company on February 28, 2002, the Company's debt-to-capital ratio would have been 47.5%.

The following summarizes our financial obligations and their expected maturities at February 28, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated:


                                                                           February 28, 2002
                                                         -------------------------------------------------
                                                                        Less than                   After
                                                          Total          1 year       1-3 years    3 years
                                                          -----          ------       ---------    -------

        Other short term borrowings..................     $ 85.1        $ 85.1          $ --       $  --
        Long-term debt...............................      814.6           --             24.2       790.4
        Non-cancelable operating lease obligations(1)       58.1          13.6            17.1        27.4
                                                         -------        -------        -------     -------
                                                         $ 957.8        $ 98.7          $ 41.3     $ 817.8
                                                         =======        =======        =======     =======

----------

(1) We calculate non-cancelable operating lease obligations on an annual basis and consequently such information is not available at February 28, 2002. Therefore, the amounts shown above are for the fiscal year end May 31, 2001.

We are currently negotiating with several banks the terms of a securitization transaction for certain of our subsidiaries and the related documentation providing for a wholly-owned special purpose entity, or SPE, to receive investments of up to $125 million. This securitization will be accomplished by having certain of our subsidiaries sell various of their accounts receivable to the SPE and by having the SPE transfer these receivables to a conduit administered by the banks. The proposed securitization transaction will be reflected in our financial statements and thus will not be an off-balance sheet financing. We expect that the proposed transaction will reduce financing costs by replacing up to $125 million of existing borrowings at financing costs lower than current borrowing spreads. The securitization transaction is expected to close in May 2002.

The effect in this third quarter of the strengthening dollar on the Company's foreign net assets has tended to decrease shareholders' equity, and this trend could continue if the dollar continues to strengthen. The Argentinean peso was the principal currency weakening against the dollar.

The Company maintains excellent relations with its banks and other financial institutions to further enable the financing of future growth opportunities.

OFF-BALANCE SHEET FINANCINGS

We do not have any off-balance sheet financings. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in or relationships with any special purpose entities that are not reflected in our financial statements.

                                                                              14
                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2002

--------------------------------------------------------------------------------

OTHER MATTERS
-------------

ENVIRONMENTAL MATTERS
---------------------

Environmental obligations continue to be appropriately addressed and, based upon the latest available information, it is not anticipated that the outcome of such matters will materially affect the Company's results of operations or financial condition. Our environmental-related accruals are established and/or adjusted as information becomes available upon which more accurate costs can be reasonably estimated. Actual costs may vary from these estimates because of the inherent uncertainties involved, including the identification of new sites and the development of new information about contamination. Certain sites are still being investigated and therefore we have been unable to fully evaluate the ultimate cost for those sites. As a result, reserves have not been taken for some of these sites and for other sites costs may exceed existing reserves. We have received indemnities for potential environmental issues from purchasers of certain of our properties and businesses and from sellers of properties or businesses we have acquired. We have also purchased insurance to cover potential environmental liabilities at certain sites. If the indemnifying or insuring party fails to, or becomes unable to, fulfill its obligations under those agreements or policies, we may incur additional environmental costs in addition to any amounts reserved which may have a material adverse effect on our financial condition, results of operations or cash flows (refer to Note H to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended May 31, 2001).

FORWARD-LOOKING STATEMENTS
--------------------------

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) general economic conditions; (b) the price and supply of raw materials, particularly titanium dioxide, certain resins, aerosols and solvents;
(c) continued growth in demand for the Company's products; (d) legal, environmental and litigation risks inherent in the Company's construction and chemicals businesses and risks related to insurance coverage inherent in the Company's disclosed litigation; (e) the effect of changes in interest rates;
(f) the effect of fluctuations in currency exchange rates upon the Company's foreign operations; (g) the potential impact of the euro currency conversion;
(h) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (i) risks and uncertainties associated with the Company's ongoing acquisition and divestiture activities; and other risks detailed in the Company's other reports and statements filed with the Securities and Exchange Commission, including the risk factors set forth in the Company's prospectus and prospectus supplement included as part of the Company's recently filed Registration Statement on Form S-3 (File No. 333-77028), as the same may be amended from time to time.

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

                                                                              16
                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

EIFS LITIGATION

As previously reported, Dryvit is a defendant in an attempted state class action filed in Jefferson County, Tennessee styled Bobby R. Posey, et al. v. Dryvit Systems, Inc. (formerly styled William J. Humphrey, et al. v. Dryvit Systems, Inc.) (Case No. 17,715-IV). The Posey case is an attempted state-wide class action which seeks various types of damages on behalf of all similarly situated persons who paid for the purchase of a structure clad with a Dryvit exterior insulating finish system, or EIFS, in the State of Tennessee during the period beginning November 14, 1990 to the date of the complaint.

On April 8, 2002, an order was entered in the Posey case preliminarily approving a nationwide class action settlement of a substantial portion of Dryvit's residential EIFS litigation. The proposed settlement encompasses all persons or entities who own a one- or two-family residential dwelling or townhouse clad with Dryvit EIFS installed after January 1, 1989 except persons who (1) prior to the notice date (which is expected to be on or about June 1, 2002) have settled with Dryvit, providing a release of claims relating to Dryvit EIFS, or (2) have obtained a judgment against Dryvit for a Dryvit EIFS claim, or had a final judgment entered against them on such claim in Dryvit's favor. A fairness hearing is set for on or about October 1, 2002 to seek final court approval of the proposed settlement. Subject to the limited right of claimants to opt out of the proposed settlement class and Dryvit's right to terminate the settlement if, in Dryvit's opinion, such opt outs are excessive, all of the pending individual EIFS lawsuits and attempted state class actions will be dismissed upon entry by the court of a final order approving the settlement. As previously reported, Dryvit is a defendant in various attempted state class actions including cases filed in Madison County, Illinois styled Osborne, et. al. v. Dryvit Systems, Inc. (Case No. 00L000395) and in Mobile County, Alabama styled Tony Bryan, et. al. v. Dryvit Systems, Inc. (Case No. CV-01-00761 JSJ). Dryvit is a defendant or co-defendant in numerous individual EIFS lawsuits seeking damages. As of February 28, 2002, Dryvit was a defendant or co-defendant in approximately 780 single family residential EIFS cases, the vast majority of which are pending in North Carolina, South Carolina and Alabama. Dryvit is also defending EIFS lawsuits involving office buildings or other commercial structures.

As previously reported, Dryvit settled the North Carolina class action styled Ruff, et al. v. Parex, Inc., et al. ("Ruff"). As of March 29, 2002, a total of 581 claims had been submitted to the claims administrator for verification and validation. Of these 581 claims, 272 were actually paid through April 1, 2002 in the amount of $4,371,219. The remaining claims are at various stages of investigation, review and validation by the claims administrator. Dryvit continues to believe that it has adequate insurance commitments in place to cover its obligations under the Ruff settlement.

As previously reported, Dryvit is a defendant in an attempted class action filed in the U.S. District Court for the Eastern District of North Carolina (5:99-CV-4700-BR(3)), styled Lienhart, et al. v. Dryvit Systems, Inc. et al., involving its Fastrak System 4000 product ("Lienhart"). On
June 26, 2001, the 4th Circuit U.S. Court of Appeals vacated the District Court's December 18, 2000 class certification order ruling that certification was not appropriate because it is likely that individual issues necessary to adjudicate Dryvit's liability will predominate over class issues. The Court of Appeals remanded the Lienhart case to the District Court for further proceedings in accordance with its order. On March 25, 2002, the District

                                                                              17
                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Court denied plaintiffs' supplemental motion for class certification finding that common issues did not predominate over individual issues.

Certain of Dryvit's insurers have paid or are currently paying a portion of Dryvit's defense costs in the attempted class actions, and individual commercial building and homeowner lawsuits. In addition, these insurance carriers have regularly funded settlement of the individual homeowner and commercial building cases when appropriate. Two of Dryvit's primary insurance carriers have reported that they have exhausted their policy limits through the payment of settlements. In addition, Dryvit has settled with and released two of its other primary insurers. As a result, Dryvit has sought participation in the EIFS litigation from First Colonial Insurance Company, our wholly-owned captive insurance company, and certain umbrella insurance companies. Dryvit, First Colonial and two of Dryvit's umbrella carriers have entered into two defense cost sharing agreements to cover both the individual and class action cases; these agreements have been subject to periodic renegotiations. Under these cost-sharing agreements, Dryvit's insurers have covered a substantial portion of the EIFS indemnity and defense costs. Dryvit is currently in discussions with these same insurers to secure coverage for Dryvit's obligations under the proposed class action settlement. Dryvit believes that it will obtain adequate insurance to cover a significant portion of its anticipated obligations under the proposed settlement. Certain of Dryvit's obligations under the settlement may not, however, be entirely covered by insurance. Based on Dryvit's existing insurance arrangements, anticipated insurance recoveries and the terms of the proposed class action settlement, the Company believes that the EIFS litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

                                                                             18
                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

various amounts based on the seriousness of the case, the particular jurisdiction and the number and solvency of co-defendants in a given case.

As of February 28, 2002, Defendants had a total of 1,865 active asbestos cases compared to 919 as of February 28, 2001. During the quarter ended February 28, 2002, Defendants secured dismissals and/or settlements of 71 claims for $396,000, net of insurer payments and excluding defense costs, compared to 13 dismissals and/or settlements for $164,193 for the same quarter ended February 28, 2001. This increase in the number of cases filed is due, in part, to the bankruptcy filings of various other asbestos litigation defendants.

Defendants continue to vigorously defend all asbestos-related lawsuits. Under cost-sharing arrangements with our insurers, our insurers have covered substantially all of the indemnity and defense costs and Defendants have paid the balance. We cannot, however, assure you that the aggregate limits of such insurance will be adequate to cover the costs of future asbestos claims.

We do not believe that our current asbestos suits will have a material adverse effect on our business or operations. However, the potential cost of liabilities associated with asbestos claims is subject to many uncertainties including the ultimate number of claims filed, the cost of such claims, the impact of bankruptcies of other companies currently involved in asbestos litigation, unpredictable aspects of the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. Accordingly, we cannot assure you that any additional suits will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

         (a) EXHIBITS


           Official Exhibit Number           Description
           -----------------------           -----------

                  11.1 Statement regarding computation of per share earnings.


         (b)      REPORTS ON FORM 8-K

                  There were no reports on Form 8-K filed during the three months ended February 28, 2002.

                                   SIGNATURES



         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                              RPM, Inc.



                              BY /s/ THOMAS C. SULLIVAN
                                 ------------------------------------------
                                 THOMAS C. SULLIVAN
                                 CHAIRMAN & CHIEF EXECUTIVE OFFICER



                              BY /s/ ROBERT L. MATEJKA
                                 ------------------------------------------
                                 ROBERT L. MATEJKA
                                 VICE PRESIDENT - CHIEF FINANCIAL OFFICER AND CONTROLLER




DATED: APRIL 15, 2002