Form 10-Q
period 2002-08-31
RPM INC/OH/
filed 2002-10-11
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002, OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO
     ___________________.


COMMISSION FILE NO.   1-14187
                      -------

                                    RPM, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                  OHIO                                                34-6550857
------------------------------------          ----------------------------------
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


P.O. BOX 777; 2628 PEARL ROAD; MEDINA, OHIO                                44258
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE                 (330) 273-5090
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


                             AS OF OCTOBER 7, 2002
              114,909,905 RPM INC. COMMON SHARES WERE OUTSTANDING.

                           RPM, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     PAGE NO.
                                                                     --------

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):
           CONSOLIDATED BALANCE SHEETS                                  3
           CONSOLIDATED STATEMENTS OF INCOME                            4
           CONSOLIDATED STATEMENTS OF CASH FLOWS                        5
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                             16

ITEM 4.  CONTROLS AND PROCEDURES                                       16

PART II. OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS                                             17

ITEM 2.  CHANGES IN SECURITIES                                         19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              20

SIGNATURES                                                             22

CERTIFICATION OF CHIEF EXECUTIVE OFFICER                               23

CERTIFICATION OF CHIEF FINANCIAL OFFICER                               24

                                                                               3
                        PART I. -- FINANCIAL INFORMATION
                         ITEM 1. -- FINANCIAL STATEMENTS

                           RPM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                 ASSETS

                                                               August 31, 2002                    May 31, 2002
                                                         ----------------------------      --------------------------
Current Assets
  Cash and short-term investments                                        $    40,247                     $    42,172
  Trade accounts receivable (less allowances of
    $16,503 and $15,884, respectively)                                       392,632                         397,659
  Inventories                                                                254,859                         251,446
  Prepaid expenses and other current assets                                  106,325                         110,037
                                                         ----------------------------      --------------------------
    Total current assets                                                     794,063                         801,314
                                                         ----------------------------      --------------------------

Property, Plant and Equipment, At Cost                                       661,600                         655,841
  Less: accumulated depreciation and amortization                           (309,882)                       (300,044)
                                                         ----------------------------      --------------------------
    Property, plant and equipment, net                                       351,718                         355,797
                                                         ----------------------------      --------------------------

Other Assets
  Goodwill                                                                   596,250                         592,329
  Other intangible assets, net of amortization                               262,260                         264,530
  Other                                                                       23,116                          22,433
                                                         ----------------------------      --------------------------
    Total other assets                                                       881,626                         879,292
                                                         ----------------------------      --------------------------

Total Assets                                                             $ 2,027,407                     $ 2,036,403
                                                         ============================      ==========================

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                       $   141,728                     $   160,767
  Current portion of long-term debt                                            6,063                           5,876
  Accrued compensation and benefits                                           57,987                          80,530
  Accrued loss reserves                                                       51,373                          51,914
  Other accrued liabilities                                                   51,925                          58,144
  Income taxes payable                                                        16,251                           7,483
                                                         ----------------------------      --------------------------
    Total current liabilities                                                325,327                         364,714
                                                         ----------------------------      --------------------------

Long-Term Liabilities
  Long-term debt, less current maturities                                    710,189                         707,921
  Other long-term liabilities                                                 51,279                          55,458
  Deferred income taxes                                                       49,605                          50,204
                                                         ----------------------------      --------------------------
    Total long-term liabilities                                              811,073                         813,583
                                                         ----------------------------      --------------------------

Shareholders' Equity
  Common shares,  stated value $.015 per share;
    authorized 200,000 shares;
    outstanding 114,886 shares and
    114,696 shares, respectively                                               1,786                           1,786
  Paid-in capital                                                            585,737                         585,566
  Treasury shares, at cost                                                   (86,253)                        (88,364)
  Accumulated other comprehensive loss                                       (49,778)                        (50,485)
  Retained earnings                                                          439,515                         409,603
                                                         ----------------------------      --------------------------
            Total shareholders' equity                                       891,007                         858,106
                                                         ----------------------------      --------------------------

Total Liabilities and Shareholders' Equity                               $ 2,027,407                     $ 2,036,403
                                                         ============================      ==========================



The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In thousands, except per share amounts)

                                                                         THREE MONTHS ENDED
                                                                              AUGUST 31,
                                                       ---------------------------------------------------------
                                                                 2002                              2001
                                                       -----------------------           -----------------------
Net sales                                               $             542,413             $             533,275

Cost of sales                                                         283,209                           282,601
                                                       -----------------------           -----------------------

Gross profit                                                          259,204                           250,674

Selling, general and administrative expenses                          184,107                           181,619

Interest expense, net                                                   7,204                            13,064
                                                       -----------------------           -----------------------

Income before income taxes                                             67,893                            55,991

Provision for income taxes                                             23,720                            19,422
                                                       -----------------------           -----------------------

Net income                                              $              44,173             $              36,569
                                                       =======================           =======================


Average Number of Common
     Shares Outstanding:

     Basic                                                            114,765                           102,211
                                                       =======================           =======================

     Diluted                                                          115,760                           102,237
                                                       =======================           =======================

Basic and diluted earnings per common share             $                0.38             $                0.36
                                                       =======================           =======================

Cash dividends per common share                         $              0.1250             $              0.1250
                                                       =======================           =======================







The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)

                                                                             Three Months Ended August 31,
                                                                   ---------------------------------------------------
                                                                           2002                         2001
                                                                   -----------------------     -----------------------
Cash Flows From Operating Activities:
  Net income                                                        $              44,173       $              36,569
  Depreciation and amortization                                                    14,083                      14,549
  Items not affecting cash and other                                               (3,055)                     (4,727)
  Changes in operating working capital                                            (33,195)                      6,629
                                                                   -----------------------     -----------------------

                                                                                   22,006                      53,020
                                                                   -----------------------     -----------------------

Cash Flows From Investing Activities:
  Capital expenditures                                                             (5,252)                     (6,998)
  Acquisition of new businesses, net of cash acquired                              (7,595)
                                                                   -----------------------     -----------------------

                                                                                  (12,847)                     (6,998)
                                                                   -----------------------     -----------------------


Cash Flows From Financing Activities:
  Increase (decrease) in debt                                                       2,456                     (20,885)
  Cash dividends                                                                  (14,261)                    (12,716)
  Exercise of stock options                                                           721                          14
                                                                   -----------------------     -----------------------

                                                                                  (11,084)                    (33,587)
                                                                   -----------------------     -----------------------

Net (Decrease) Increase in Cash and Short Term Investments                         (1,925)                     12,435

Cash and Short Term Investments at Beginning of Period                             42,172                      23,926
                                                                   -----------------------     -----------------------

Cash and Short Term Investments at End of Period                                 $ 40,247                    $ 36,361
                                                                   =======================     =======================


The accompanying notes to consolidated financial statements are an integral part of these statements.

                           RPM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2002
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three month periods ended August 31, 2002 and 2001. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 2002.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE B - INVENTORIES

Inventories were composed of the following major classes:

                                         AUGUST 31, 2002          MAY 31, 2002
                                         ---------------          ------------
                                                      (IN THOUSANDS)

Raw materials and supplies                    $ 94,439                $75,080
Finished goods                                 160,420                176,366
                                          --------------         --------------

                                              $254,859               $251,446
                                          ==============         ==============

NOTE C - COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities. Total comprehensive income, comprised of net income and other comprehensive income, amounted to $44,880,000 and $42,717,000 during the first quarter of fiscal years 2002 and 2001, respectively.

NOTE D - SUBSEQUENT EVENT

At the annual shareholders meeting on October 11, 2002, RPM shareholders approved a plan to change RPM's legal place of incorporation from Ohio to Delaware. Under the plan, a new legal entity, RPM International Inc., was incorporated in Delaware and will become the parent holding company of Ohio-based RPM, Inc. and several other intermediate holding companies and wholly owned subsidiaries. In addition to the creation of a newly formed Delaware legal entity, the legal structure of various operating companies will be realigned in consistency with their respective business objectives. Shareholders of RPM, Inc. will hold the same number of shares of common stock of RPM International Inc. upon completion of the reincorporation.

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2002

--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements include the accounts of RPM, Inc. and its majority-owned subsidiaries. Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate these estimates, including those related to allowances for doubtful accounts, inventories, allowances for recoverable taxes, useful lives of property, plant and equipment, goodwill, environmental and other contingent liabilities, income tax valuation allowances, pension plans and the fair value of financial instruments. We base our estimates on historical experience and other assumptions, which we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of our assets and liabilities. Actual results may differ from these estimates under different assumptions and conditions.

We have identified below the accounting policies that are critical to our financial statements.

REVENUE RECOGNITION

Revenues are recognized when title and risk of loss passes to customers. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," provides guidance on the application of Generally Accepted Accounting Principles (GAAP) in the U.S. to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with GAAP and SAB No. 101.

TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS AND FOREIGN CURRENCY TRANSACTIONS

Our reporting currency is the U.S. dollar. However, the functional currency of all of our foreign subsidiaries is their local currency. We translate the amounts included in our consolidated statements of income from our foreign subsidiaries into U.S. dollars at year-to-date average exchange rates, which we believe are fairly representative of the actual exchange rates on the dates of the transactions. Our foreign subsidiaries' assets and liabilities are translated into U.S. dollars from local currency at the actual exchange rates as of the end of each reporting date, and we record the resulting foreign exchange translation adjustments in our consolidated balance sheets as a component of accumulated other comprehensive income (loss). If we determine that the functional currency of any of our foreign subsidiaries should be the U.S. dollar, our financial statements would be affected. Should this occur, we would adjust our reporting to appropriately account for such change(s).

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2002

--------------------------------------------------------------------------------


As appropriate, we use permanently invested intercompany loans as a source of capital to reduce exposure to foreign currency fluctuations at our foreign subsidiaries. These loans are treated as analogous to equity for accounting purposes. Therefore, foreign exchange gains or losses on these intercompany loans are recorded in other comprehensive income (loss). If we were to determine that the functional currency of any of our subsidiaries should be the U.S. dollar, we would no longer record foreign exchange gains or losses on such intercompany loans.

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

When we determine that the carrying value of non-goodwill intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above described indicators, any impairment would be measured based on projected net cash flows expected from the asset(s), including eventual disposition.

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2002

--------------------------------------------------------------------------------

CONTINGENCIES

We are party to claims and lawsuits arising in the normal course of business. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and reasonably estimable. The provisions are based on historical experience and legal advice, are reviewed quarterly and are adjusted according to developments. Changes in the amount of the provisions affect our consolidated statements of income. Due to the inherent uncertainties in the loss reserve estimation process, actual results may differ.

Our environmental-related accruals are similarly established and/or adjusted as information becomes available upon which costs can be reasonably estimated. Here again, actual costs may vary from these estimates because of the inherent uncertainties involved, including the identification of new sites and the development of new information about contamination. Certain sites are still being investigated and therefore we have been unable to fully evaluate the ultimate cost for those sites. As a result, reserves have not been taken for certain of these sites and costs may ultimately exceed existing reserves for other sites. We have received indemnities for potential environmental issues from purchasers of certain of our properties and businesses and from sellers of properties or businesses we have acquired. We have also purchased insurance to cover potential environmental liabilities at certain sites. If the indemnifying or insuring party fails to, or becomes unable to, fulfill its obligations under those agreements or policies, we may incur additional environmental costs in addition to any amounts reserved, which could have a material adverse effect on our financial condition, results of operations or cash flows.

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2002

--------------------------------------------------------------------------------

REPORTABLE SEGMENT INFORMATION

The Company has determined that it has two operating segments -- Industrial and Consumer -- based on the nature of business activities, products and services; the structure of management; and the structure of information as presented to the Board of Directors. Within each segment, individual operating companies or groups of companies generally address common markets, utilize similar technologies, and can share manufacturing or distribution capabilities. The Company evaluates the profit performance of its two operating segments based on earnings before interest and taxes since interest expense is essentially related to corporate acquisitions, as opposed to segment operations. In addition to the two operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate headquarters and related administrative expenses, results of our captive insurance company, gains or losses on the sales of certain assets and other expenses not directly associated with either operating segment. Related assets consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters property and equipment. Comparative first quarter results on this basis are as follows:


                                                     QUARTER ENDED AUGUST 31,
                                            ---------------------------------------
(In thousands)                                      2002                 2001
                                            ---------------------   ---------------
Net External Sales
  Industrial Segment                         $           292,245     $     289,168
  Consumer Segment                                       250,168           244,107
                                            ---------------------   ---------------

     TOTAL                                   $           542,413     $     533,275
                                            =====================   ===============

Earnings Before Interest and Taxes (EBIT)(a)

  Industrial Segment                         $            45,037     $      42,178
  Consumer Segment                                        39,549            33,980
  Corporate/Other                                         (9,489)           (7,103)
                                            ---------------------   ---------------

     TOTAL                                   $            75,097     $      69,055
                                            =====================   ===============

Identifiable Assets                            AUGUST 31, 2002       MAY 31, 2002
                                            ---------------------   ---------------

  Industrial Segment                         $           984,716     $     962,742
  Consumer Segment                                       982,810         1,000,928
  Corporate/Other                                         59,881            72,733
                                            ---------------------   ---------------

     TOTAL                                   $         2,027,407     $   2,036,403
                                            =====================   ===============


(a) EBIT is defined as earnings before interest and taxes. EBIT is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBIT is not intended to represent cash flows for the period, nor is it presented as an alternative to operating income or as an indicator of operating performance. EBIT should not be considered in isolation, but with Generally Accepted Accounting Principles in the U.S., and it is not indicative of operating income or cash flow from operations as determined by those principles. Our method of computation may or may not be comparable to other similarly titled measures of other companies. EBIT may not be indicative of historical operating results nor is it meant to be predictive of potential future results.

--------------------------------------------------------------------------------

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2002

--------------------------------------------------------------------------------




RESULTS OF OPERATIONS

Net Sales

Fiscal 2003 first quarter net sales of $542.4 million increased $9.1 million, or
1.7 percent, over last year's first quarter results. This growth is primarily the result of higher unit volume as pricing adjustments have been negligible. Sales from several minor product line acquisitions midway through the quarter were offset by slightly negative year over year foreign exchange differences. Although foreign exchange differences were minimal overall during the quarter, the U.S. dollar was weaker against the euro, but stronger against Latin American and Canadian currencies.

Industrial segment sales grew by 1.1 percent to $292.2 million. This growth in industrial volume comes after several quarters of flat to declining sales, and represents a sequential improvement from fourth quarter to first quarter, in contrast to a sequential decline last year. As reported during the preceding four quarters, a number of higher cost maintenance and replacement projects have been delayed during the last 12-18 months, creating pent-up demand for those maintenance products and services, some of which came through in this first quarter to help generate the sales increase. Consumer net sales grew 2.5 percent to $250.2 million during this first quarter, representing continuing solid, although somewhat slower growth compared to last year's first quarter growth rate. We continue to anticipate modest growth in industrial volume and solid sales from our consumer segment throughout the 2003 fiscal year.

Gross Profit Margin

The gross profit margin improved this first quarter to 47.8 percent of sales from 47.0 percent a year ago. By segment, industrial gross margin held steady at
48.4 percent both years, with the benefits from higher volume and some lower raw material costs being offset by the effects of lower pricing affecting certain more competitive product lines within this segment. Consumer gross margin improved to 47.0 percent from 45.4 percent last year, reflecting positive cost leverage from the higher sales volume, a number of favorable raw material costs, and restructuring-related savings from the last plant closure under that fiscal year end 2000 and 2001 program. Additionally, manufacturing efficiencies from expanded Class A manufacturing initiatives are being realized.

Selling, General and Administrative Expenses (SG&A)

SG&A expense levels also improved to 33.9 percent of sales from 34.1 percent during the first quarter last year. By segment, industrial SG&A of 33.0 percent compares favorably against 33.8 percent the prior year. This improvement reflects the beginning of benefits from selected cost structure reduction efforts made during fiscal 2002, and continued cost-containment efforts throughout the segment. Consumer SG&A of 31.2 percent this year also compares favorably against 31.5 percent a year ago, as a result of the higher sales volume and continued cost-containment efforts throughout this segment as well. Corporate/Other costs also fall within the SG&A category and amounted to $9.5 million this year compared with $7.1 million during the first quarter of last year. This change reflects increased product liability costs of $1.3 million and a change in export sales incentive tax legislation that went into effect this fiscal year. This latter change caused $1 million of the increase in corporate/other costs this quarter, offset by $0.5 million reductions of expense in both the industrial and consumer operating segments; consolidated SG&A is not effected by the tax law change. This approximate difference will continue each quarter through this fiscal year, as a result of the change in tax legislation. License fee and joint venture income of $0.3 million during each of the first quarters of fiscal 2003 and 2002 are reflected as credits to SG&A expenses.

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2002

--------------------------------------------------------------------------------




Earnings Before Interest and Taxes (EBIT)

We believe that EBIT best reflects the performance of our operating segments as interest expense and income taxes are not consistently allocated to operating segments by the various constituencies utilizing our financial statements. Requests for operating performance measures received from research analysts, financial institutions and rating agencies typically focus on EBIT, and we believe EBIT disclosure is responsive to investors. EBIT increased $6.0 million, or 8.8 percent, to $75.1 million during the first quarter of fiscal 2003. EBIT improved in both operating segments, with industrial EBIT of $45.0 million, or
15.4 percent of sales, improving by 6.8 percent on a 1.1 percent growth in sales, compared to the prior year first quarter EBIT of $42.2 million, or 14.6 percent of sales. Consumer EBIT of $39.5 million, or 15.8 percent of sales, improved from $34.0 million, or 13.9 percent of sales a year ago, a 16.4 percent improvement on a 2.5 percent growth in sales. Generally, these EBIT improvements reflect the combination of the higher sales volume, certain lower raw material costs and continued cost-containment efforts throughout both operating segments.

Net Interest Expense

Net interest expense was $5.9 million lower than a year ago as a result of a combination of lower interest rates on the variable debt portion of total debt, and much lower debt levels year over year. Approximately 70 percent of debt is based upon variable interest rates. The average effective interest rate during this first quarter was 4 percent compared with 5.3 percent a year ago, and debt levels averaged $249.3 million lower this year than during last year's first quarter, accounting for approximately $3.4 million of the interest savings this year.

Income Tax Rate

The effective income tax rate this year of 34.9 percent compares with 34.7 percent a year ago. The effective income tax rate will tend to increase as our earnings grow and the one-time static benefit from the June 1, 2002 adoption of Statement of Financial Accounting Standards No. 142, related to the elimination of non-tax deductible goodwill amortization, becomes less and less significant.

Net Income

This year's first quarter net income of $44.2 million and diluted earnings per common share of $0.38 increased 21 percent and 6 percent, respectively, from last year's first quarter result.

During March 2002, we sold 11.5 million common shares (see Financing Activities below) through a follow-on public equity offering, and this transaction had a dilutive effect of $.04 per share on this year's first quarter earnings. For all of fiscal 2003, this transaction is expected to have a dilutive effect on earnings of approximately $.07 per share, based on fiscal 2002 average interest rates.

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2002

--------------------------------------------------------------------------------




LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From:

Operating Activities

There was $22.0 million of cash generated from operations this first quarter compared with $53.0 million a year ago. This difference resides in the changes in working capitals. At May 31, 2001, as we completed our restructuring program, there was an inefficient build-up in accounts receivable and inventory, which we worked down during the first quarter a year ago, generating an abnormally high amount of cash from operations. This year, we are back to a more normal relationship pattern in working capitals relative to sales growth. Additionally, there was a higher payout of accrued incentives during this first quarter, as the fiscal year 2002 performance significantly surpassed that of the year ended May 31, 2001.

Cash provided from operations remains our primary source of financing internal growth, with limited use of short-term credit.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth through improved production and distribution efficiencies and capacity and to enhance administration. Capital expenditures during the first three months of fiscal 2003 of $5.3 million compare with depreciation of $11.0 million, well within the maintenance level of spending. We are not capital intensive and capital expenditures generally do not exceed depreciation in a given year. Capital spending is expected to hold at approximately the maintenance level of between $40 and $50 million per year for the next several years, as many larger spending needs have been accomplished in recent years, such as to accommodate the restructuring program and to upgrade several major information technology platforms. We believe there is adequate production capacity to meet our needs for the next several years at normal growth rates.

During the first quarter of fiscal 2003, there were investments totaling $7.6 million for several minor product line and minority interest acquisitions.

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2002

--------------------------------------------------------------------------------




Financing Activities

During the first quarter of fiscal 2002, our $200 million dollar revolving credit facility was refinanced with a one-year term loan due July 12, 2002. During March 2002, we sold 11.5 million common shares through a follow-on public offering at $14.25 per share, closing on April 2, 2002. The entire proceeds of the offering, $156 million, were used to permanently pay down the outstanding balance under this $200 million term loan facility, which was then retired.

On November 27, 2001, we issued and sold $30 million aggregate principal amount of 7.3 percent senior unsecured notes due 2008, $10 million aggregate principal amount of 6.61 percent senior unsecured notes due 2006, and $15 million aggregate principal amount of 6.12 percent senior unsecured notes due 2004 to various insurance companies. The proceeds from these notes were used to reduce the outstanding balance under the $500 million revolving credit agreement.

On June 6, 2002, we entered into a securitization transaction with several banks for certain of our subsidiaries, providing for a wholly owned special purpose entity (SPE) to receive investments of up to $125 million. This securitization is being accomplished by having certain subsidiaries sell various of their accounts receivable to the SPE, and by having the SPE then transfer those receivables to a conduit administered by the banks. This securitization transaction will not constitute a form of off-balance sheet financing, but will be fully reflected in our financial statements. This transaction increases our liquidity and reduces our financing costs by replacing up to $125 million of existing borrowings at lower interest rates. As of August 31, 2002, $95 million was securitized under this agreement, which was used to reduce the outstanding balance of the $500 million revolver to $295 million, leaving $205 million of liquidity then available under that facility.

Our debt-to-capital ratio remained at 45 percent at August 31, 2002, comparing with year-end May 31, 2002.

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2002

--------------------------------------------------------------------------------




The following summarizes our financial obligations and their expected maturities at August 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated:

                                                                      Less than                   After
                                                            Total       1 Year     1-3 Years     3 Years
                                                            -----       ------     ---------     -------
                                                                           ($ in millions)

Current portion of long-term debt                         $   6.1       $  6.1      $     -      $    -
Long-term debt                                              710.2            -        570.0        140.2
Non-cancelable operating lease obligations(1)                62.2         16.4         19.3         26.5
                                                          --------      ------      -------      -------
                                                          $ 778.5       $ 22.5      $ 589.3      $ 166.7
                                                          ========      ======      =======      =======


(1) We calculate non-cancelable operating lease obligations on an annual basis and consequently such information is not available at August 31, 2002. Therefore, the amounts shown above are for the fiscal year end May 31, 2002.

The strength of the U.S. dollar has fluctuated among various foreign currencies, as mentioned above, with the net effect causing foreign net assets to slightly increase shareholder's equity compared to this past year end, May 31, 2002. This trend could continue if the dollar continues to weaken against, principally, the Canadian dollar or the euro.

We maintain excellent relations with our banks and other financial institutions to provide continual access to financing for future growth opportunities.

OFF-BALANCE SHEET FINANCINGS

We do not have any off-balance sheet financings. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in or relationships with any special purpose entities that are not reflected in our financial statements.


OTHER MATTERS

ENVIRONMENTAL MATTERS

Environmental obligations continue to be appropriately addressed and, based upon the latest available information, it is not anticipated that the outcome of such matters will materially affect the Company's results of operations or financial condition. Our critical accounting policies and estimates set forth above describe our method of establishing and adjusting environmental-related accruals and should be read in conjunction with this disclosure. (Additionally refer to Note H to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended May 31, 2002).

                           RPM, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2002

--------------------------------------------------------------------------------



FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) general economic conditions; (b) the price and supply of raw materials, particularly titanium dioxide, certain resins, aerosols and solvents;
(c) continued growth in demand for the Company's products; (d) legal, environmental and litigation risks inherent in the Company's construction and chemicals businesses and risks related to the adequacy of insurance and reserves for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon the Company's foreign operations;
(g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with the Company's ongoing acquisition and divestiture activities; and other risks detailed in the Company's other reports and statements filed with the Securities and Exchange Commission, including the risk factors set forth in the Company's prospectus and prospectus supplement included as part of the Company's recently filed Registration Statement on Form S-3 (File No. 333-77028), as the same may be amended from time to time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates since it funds its operations through long- and short-term borrowings and denominates its business transactions in a variety of foreign currencies. There were no material changes in the Company's exposure to market risk from May 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
    -------------------------------------------------
The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls.
    -----------------------------
There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


ITEM 1. LEGAL PROCEEDINGS
-------------------------

EIFS LITIGATION

As previously reported, Dryvit is a defendant or co-defendant in numerous exterior insulated finish systems ("EIFS") related lawsuits. As of August 31, 2002, Dryvit was a defendant or co-defendant in approximately 750 single family residential EIFS cases, the vast majority of which are pending in North Carolina, South Carolina and Alabama. Dryvit is also defending EIFS lawsuits involving office buildings and other commercial structures. The vast majority of Dryvit's EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims also stem from alleged personal injuries from exposure to mold.

As previously reported, Dryvit settled the North Carolina class action styled Ruff, et al. v. Parex, Inc., et al. ("Ruff"). As of August 31, 2002, approximately 628 claims had been submitted to the Ruff claims administrator for verification and validation since the January 17, 2000 notice to the class. Of these 628 claims, 126 claims were rejected and 303 claims were paid in the amount of $4,922,508 pursuant to funding arrangements with Dryvit's insurers. The remaining claims are at various stages of investigation, review and validation by the Ruff claims administrator.

As previously reported, Dryvit is a defendant in an attempted state class action filed in Jefferson County, Tennessee styled Bobby R. Posey, et al. v. Dryvit Systems, Inc. (formerly styled William J. Humphrey, et al. v. Dryvit Systems, Inc.) (Case No. 17,715-IV). The Posey case is an attempted state-wide class action which seeks various types of damages on behalf of all similarly situated persons who paid for the purchase of a Dryvit-EIFS-clad structure in the State of Tennessee during the period beginning November 14, 1990 to the date of the complaint. As described below, the Posey case is now the subject of a proposed nationwide class action settlement.

As previously reported, a preliminary approval order was entered in the Posey case for a nationwide class action settlement of a substantial portion of Dryvit's residential EIFS litigation. The proposed settlement class covers all persons in any state (other than North Carolina) who own a one- or two-family residential dwelling or townhouse clad with Dryvit EIFS installed after January 1, 1989. Nationwide notice to all eligible class members began on or about June 13, 2002. A fairness hearing was held on October 1, 2002, to seek final court approval of the proposed settlement. The matter is currently under review by the court with a final decision expected in several months. If the court grants final approval of the settlement and there are no appeals, the settlement will result in the dismissal of all other pending attempted state class actions including cases filed in Madison County, Illinois styled Osborne, et al. v. Dryvit Systems, Inc. (Case No. 00L000395) and in Mobile County, Alabama styled Tony Bryan, et al. v. Dryvit Systems, Inc. (Case No. CV-01-00761 JSJ).

Certain of Dryvit's insurers have paid or are currently paying a portion of Dryvit's defense costs in the class actions, and individual commercial building and homeowner lawsuits. Dryvit, the Company's wholly-owned captive insurer First Colonial Insurance Company and certain of Dryvit's umbrella insurers have entered into cost-sharing agreements to cover both the individual and class action cases, which have been subject to periodic renegotiations. Under these cost-

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


sharing agreements, Dryvit's insurers have covered a substantial portion of Dryvit's indemnity and defense costs. Dryvit is currently in discussions with these insurers to secure funding for the proposed national class action settlement. Based on consultation with its legal counsel, management believes that the ultimate costs of the proposed national settlement will be substantially covered by such insurers and that the proposed settlement will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ASBESTOS LITIGATION

As previously reported, the Company and certain of its wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as "the Company"), are defendants in various asbestos-related bodily injury lawsuits. These cases generally seek damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by the Company.

The Company continues to vigorously defend all asbestos-related lawsuits. In many cases, the claimants are unable to demonstrate that any injuries they have incurred, in fact, resulted from exposure to one of the Company's products. In such cases, the Company is generally dismissed without payment. With respect to those cases where compensable disease, exposure and causation are established with respect to one of the Company's products, the Company generally settles for amounts that reflect the confirmed disease, the seriousness of the case, the particular jurisdiction and the number and solvency of other parties in the case.

As of August 31, 2002, Defendants had a total of 2,154 active asbestos cases compared to 1,451 as of August 31, 2001. For the quarter ended August 31, 2002, Defendants secured dismissals and/or settlements of 132 cases, the total cost of which collectively to Defendants, net of insurer payments and excluding defense costs, amounted to $1,566,766, which compared to dismissals and/or settlements of 74 cases and $394,312 for the same quarter ended August 31, 2001. This increase in the number of claims filed is due, in part, to the bankruptcy filings of various other asbestos litigation defendants.

The Company's third party insurers have historically been responsible, under a cost sharing agreement, for the payment of approximately 90% of the indemnity and defense costs associated with the Company's asbestos litigation. The Company expects that its insurers will continue to cover a substantial portion of these costs associated with its asbestos litigation at least into the 2004 fiscal year. For the estimated costs associated with asbestos litigation which are not covered by insurance, the Company has established a financial reserve in an amount which it deems to be adequate.

Based on the Company's existing insurance arrangements and the financial reserve mentioned above, at the present time management does not believe that the Company's current asbestos litigation will have a material adverse effect on the Company's consolidated financial condition or results of operations. However, the potential cost of liabilities associated with asbestos claims is subject to many uncertainties, including (i) the ultimate number of claims filed against the

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Company, (ii) the cost of resolving current and future claims, (iii) the amount of insurance available to cover such claims, (iv) future earnings and cash flow of the Company, (v) the impact of bankruptcies of other companies whose share of liability may be imposed on the Company under certain state liability laws, (vi) the unpredictable aspects of the litigation process, and (vii) potential legislative changes. Accordingly, management cannot be certain that the future costs of the Company's asbestos litigation will not have a material adverse effect on the Company's future business, consolidated financial condition, results of operations or cash flows.

ENVIRONMENTAL PROCEEDINGS

As previously reported, various of the Company's subsidiaries are, from time to time, identified as a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental statues. In some cases, the Company's subsidiaries are participating in the cost of certain clean-up efforts or other remedial actions. The Company's share of such costs, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on the Company's consolidated financial condition or results of operations. See "Business-Environmental Matters," in the Company's Annual
Report on Form 10-K for the year ended May 31, 2002.

ITEM 2. CHANGES IN SECURITIES
-----------------------------

(c)      Recent Sales of Unregistered Securities.

         No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the period covered by this Quarterly Report on Form 10-Q other than the following:

         (i) Effective as of July 17, 2002, the Company issued 114,906 Common Shares to certain of its officers and other employees pursuant to the RPM, Inc. 1997 Restricted Stock Plan (the "Restricted Stock Plan"). Such shares are restricted pursuant to the terms of the Restricted Stock Plan. The issuance of such shares was made to individuals who were participants in the RPM, Inc. Benefit Restoration Plan and such awards were designed to replace cash benefit payments being canceled under the RPM, Inc. Benefit Restoration Plan. Consequently, no additional consideration was received by the Company for such issuance. The dollar value of the restricted share awards was based on the closing price of the Company's Common Shares on July 17, 2002 (the effective date of the grant), of $13.59 per share. Registration under the Securities Act of 1933 was not effected with respect to the transaction described above in reliance upon the exemption from the registration contained in
                  Section 4(2) of the Securities Act of 1933.

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

         (a)      Exhibits
                  --------

                  Official Exhibit Number                     Description
                  -----------------------                     ------------

                           10.1 Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated June 6, 2002

                           10.2 Receivables Purchase Agreement among certain subsidiaries of the Company, RPM Funding Corporation and Bank One and Wachovia Bank, NA, as co-agents and administrative agent dated June 6, 2002

                           10.3 Performance Undertaking related to the Bank One, NA Receivables Sale Agreement and Receivables Purchase Agreement, dated June 6, 2002

                           10.4 Assignment, Assumption and Amendment Agreement, dated as of August 23, 2002, between the Company, RPM International Inc. and the holders of Notes under the Private Placement Note Purchase Agreement, dated as of November 15, 2001, as the same may be amended or supplemented from time to time, between the Company and certain institutional investors named therein

                           10.5 Amendment No. 2 to Credit Agreement, dated as of July 12, 2002, by and among the Company, the Lender parties thereto and JPMorgan Chase Bank, as administrative agent

                           10.6 Second Supplemental Indenture, dated as of August 26, 2002, by and among the Company, RPM International Inc. and Bank One, N.A. (f/k/a The First National Bank of Chicago) as Trustee, relating to the Indenture, dated as of June 1, 1995, by and between the Company and the Trustee

                           10.7 Amendment No. 1 to RPM, Inc. 401(k) Trust and Plan, dated as of August 27, 2002

                           10.8 Amendment No. 1 to RPM, Inc. Union 401(k) Retirement Savings Trust and Plan, dated as of August 27, 2002

                           11.1 Statement regarding computation of per share earnings

                           RPM, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------



         (b)      Reports on Form 8-K
                  -------------------

                  The Company filed the following current reports on Form 8-K during the three month period ended August 31, 2002:

                  (i) Current Report on Form 8-K, dated August 29, 2002, in connection with the filing of sworn statements of its Principal Executive Officer and Principal Financial Officer, pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934, as amended; and

                  (ii) Current Report on Form 8-K, dated August 30, 2002, to file a news release issued with respect to the Company's announcement that it will seek shareholder approval of a plan to reincorporate in Delaware.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                            RPM, INC.



                                            BY /s/ Frank C. Sullivan
                                               ---------------------------------
                                            FRANK C. SULLIVAN
                                            PRESIDENT & CHIEF EXECUTIVE OFFICER



                                            BY /s/ Robert L. Matejka
                                               ---------------------------------
                                            ROBERT L. MATEJKA
                                            VICE PRESIDENT,  CHIEF FINANCIAL
                                              OFFICER AND CONTROLLER

DATED: OCTOBER 11, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Frank C. Sullivan, President and Chief Executive Officer of RPM, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of RPM, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Frank C. Sullivan

Frank C. Sullivan
President and Chief Executive Officer
October 11, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert L. Matejka, Vice President, Chief Financial Officer and Controller of RPM, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of RPM, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert L. Matejka

Robert L. Matejka
Vice President, Chief Financial Officer and Controller
October 11, 2002