Form 10-Q
period 2002-11-30
RPM INTERNATIONAL INC/DE/
filed 2003-01-13
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002, OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _______.

COMMISSION FILE NO. 1-14187


                             RPM INTERNATIONAL INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                                      02-0642224
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

P.O. BOX 777; 2628 PEARL ROAD; MEDINA, OHIO                                44258
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE                 (330) 273-5090
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

                                                                YES  X   NO    .
                                                                    ---     ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

                                                                YES  X   NO    .
                                                                    ---     ---

                             AS OF JANUARY 9, 2003
  115,593,666 SHARES OF RPM INTERNATIONAL INC. COMMON STOCK WERE OUTSTANDING.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES


                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):
          CONSOLIDATED BALANCE SHEETS                                      3
          CONSOLIDATED STATEMENTS OF INCOME                                4
          CONSOLIDATED STATEMENTS OF CASH FLOWS                            5
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        20

ITEM 4. CONTROLS AND PROCEDURES                                           20

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS                                                 21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               23

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  25

SIGNATURES                                                                28

CERTIFICATION OF CHIEF EXECUTIVE OFFICER                                  29

CERTIFICATION OF CHIEF FINANCIAL OFFICER                                  30

                                PART I. -- FINANCIAL INFORMATION
                                 ITEM 1. -- FINANCIAL STATEMENTS

                             RPM INTERNATIONAL INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    NOVEMBER 30, 2002   MAY 31, 2002
                                                                    -----------------   ------------
                            ASSETS
CURRENT ASSETS
  CASH AND SHORT-TERM INVESTMENTS                                     $     60,433      $     42,172
  TRADE ACCOUNTS RECEIVABLE (LESS ALLOWANCES OF
    $16,902 AND $15,884, RESPECTIVELY)                                     364,781           397,659
  INVENTORIES                                                              250,252           251,446
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                                106,235           110,037
                                                                      ------------      ------------
    TOTAL CURRENT ASSETS                                                   781,701           801,314
                                                                      ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                     670,112           655,841
  LESS: ACCUMULATED DEPRECIATION AND AMORTIZATION                         (320,584)         (300,044)
                                                                      ------------      ------------
    PROPERTY, PLANT AND EQUIPMENT, NET                                     349,528           355,797
                                                                      ------------      ------------

OTHER ASSETS
  GOODWILL                                                                 596,525           592,329
  OTHER INTANGIBLE ASSETS, NET OF AMORTIZATION                             260,836           264,530
  OTHER                                                                     30,763            22,433
                                                                      ------------      ------------
    TOTAL OTHER ASSETS                                                     888,124           879,292
                                                                      ------------      ------------

TOTAL ASSETS                                                          $  2,019,353      $  2,036,403
                                                                      ============      ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                    $    133,666      $    160,767
  CURRENT PORTION OF LONG-TERM DEBT                                          4,399             5,876
  ACCRUED COMPENSATION AND BENEFITS                                         65,675            80,530
  ACCRUED LOSS RESERVES                                                     52,079            51,914
  OTHER ACCRUED LIABILITIES                                                 58,776            58,144
  INCOME TAXES PAYABLE                                                       1,640             7,483
                                                                      ------------      ------------
    TOTAL CURRENT LIABILITIES                                              316,235           364,714
                                                                      ------------      ------------

LONG-TERM LIABILITIES
  LONG-TERM DEBT, LESS CURRENT MATURITIES                                  687,197           707,921
  OTHER LONG-TERM LIABILITIES                                               53,538            55,458
  DEFERRED INCOME TAXES                                                     47,276            50,204
                                                                      ------------      ------------
    TOTAL LONG-TERM LIABILITIES                                            788,011           813,583
                                                                      ------------      ------------

STOCKHOLDERS' EQUITY
  PREFERRED STOCK, $0.01 PAR VALUE; AUTHORIZED
    50,000 SHARES; NONE ISSUED                                                  --                --
  COMMON STOCK, PAR VALUE $0.01 AND WITHOUT PAR VALUE WITH A
    STATED VALUE OF $.015 PER SHARE AS OF NOVEMBER 2002 AND MAY 2002,
    RESPECTIVELY; AUTHORIZED 300,000 AND 200,000 SHARES,
    RESPECTIVELY; OUTSTANDING 115,561 SHARES AND 114,696 SHARES,
    RESPECTIVELY                                                             1,156             1,786
  PAID-IN CAPITAL                                                          508,069           585,566
  TREASURY STOCK, AT COST                                                      --            (88,364)
  ACCUMULATED OTHER COMPREHENSIVE LOSS                                     (48,423)          (50,485)
  RETAINED EARNINGS                                                        454,305           409,603
                                                                      ------------      ------------
            TOTAL STOCKHOLDERS' EQUITY                                     915,107           858,106
                                                                      ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  2,019,353      $  2,036,403
                                                                      ============      ============


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     SIX MONTHS ENDED              THREE MONTHS ENDED
                                                        NOVEMBER 30,                  NOVEMBER 30,
                                                 -------------------------     -------------------------
                                                    2002           2001           2002           2001
                                                 ----------     ----------     ----------     ----------

NET SALES                                        $1,060,381     $1,021,155     $  517,968     $  487,880

COST OF SALES                                       567,029        548,513        283,820        265,912
                                                 ----------     ----------     ----------     ----------

GROSS PROFIT                                        493,352        472,642        234,148        221,968

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        365,606        355,695        181,499        174,076

INTEREST EXPENSE, NET                                14,188         24,423          6,984         11,359
                                                 ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                          113,558         92,524         45,665         36,533

PROVISION FOR INCOME TAXES                           39,745         31,465         16,025         12,043
                                                 ----------     ----------     ----------     ----------

NET INCOME                                       $   73,813     $   61,059     $   29,640     $   24,490
                                                 ==========     ==========     ==========     ==========


AVERAGE NUMBER OF SHARES OF COMMON
   STOCK OUTSTANDING:

   BASIC                                            115,001        102,266        115,240        102,321
                                                 ==========     ==========     ==========     ==========

   DILUTED                                          115,981        102,512        116,201        102,828
                                                 ==========     ==========     ==========     ==========

BASIC AND DILUTED EARNINGS PER SHARE OF
   COMMON STOCK                                  $     0.64     $     0.60     $     0.26     $     0.24
                                                 ==========     ==========     ==========     ==========

CASH DIVIDENDS PER SHARE OF
   COMMON STOCK                                  $   0.2550     $   0.2500     $   0.1300     $   0.1250
                                                 ==========     ==========     ==========     ==========


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (IN THOUSANDS)



                                                              SIX MONTHS ENDED NOVEMBER 30,
                                                              -----------------------------

                                                                  2002            2001
                                                               ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                   $   73,813      $   61,059
  DEPRECIATION AND AMORTIZATION                                    28,081          28,818
  ITEMS NOT AFFECTING CASH AND OTHER                               (2,872)         (7,773)
  CHANGES IN OPERATING WORKING CAPITAL                             (8,489)         12,048
                                                               ----------      ----------

                                                                   90,533          94,152
                                                               ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                            (13,702)        (13,117)
  ACQUISITION OF NEW BUSINESSES, NET OF CASH ACQUIRED              (9,387)             --
                                                               ----------      ----------

                                                                  (23,089)        (13,117)
                                                               ----------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  (DECREASE) IN DEBT                                              (22,900)        (34,271)
  CASH DIVIDENDS                                                  (29,111)        (25,435)
  EXERCISE OF STOCK OPTIONS                                         2,828             345
                                                               ----------      ----------

                                                                  (49,183)        (59,361)
                                                               ----------      ----------


NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                    18,261          21,674


CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD             42,172          23,926
                                                               ----------      ----------


CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD               $   60,433      $   45,600
                                                               ==========      ==========


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and six month periods ended November 30, 2002 and 2001. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 2002.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE B - INVENTORIES

Inventories were composed of the following major classes:

                              NOVEMBER 30, 2002    MAY 31, 2002
                              -----------------    ------------
                                          (IN THOUSANDS)

Raw materials and supplies        $   89,353        $   75,080
Finished goods                       160,899           176,366
                                  ----------        ----------

                                  $  250,252        $  251,446
                                  ==========        ==========

NOTE C - COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities. Total comprehensive income, comprised of net income and other comprehensive income, amounted to $30,995,000 and $18,540,000 during the second quarter of fiscal years 2003 and 2002, respectively, and $75,875,000 and $61,257,000 for the six months ended November 30, 2002 and 2001, respectively.

NOTE D - REINCORPORATION

At the annual shareholders meeting on October 11, 2002, RPM shareholders approved a plan to change RPM's legal place of incorporation from Ohio to Delaware. Under the plan, a new legal entity, RPM International Inc., was incorporated in Delaware and became the parent holding company of Ohio-based RPM, Inc. and several other intermediate holding companies and wholly owned subsidiaries. In addition to the creation of a newly formed Delaware legal entity, the legal structure of various operating companies were realigned in consistency with their respective business objectives. All of the outstanding treasury shares of RPM, Inc. were cancelled and retired without any consideration. In addition, each common share of RPM, Inc. issued and outstanding on October 15, 2002 was converted into one share of the Company, with a $0.01 par value per share. This transaction did not have any effect on the book value per share, post-reincorporation.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements include the accounts of RPM International Inc. and its majority-owned subsidiaries. Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate these estimates, including those related to allowances for doubtful accounts, inventories, allowances for recoverable taxes, useful lives of property, plant and equipment, goodwill, environmental and other contingent liabilities, income tax valuation allowances, pension plans and the fair value of financial instruments. We base our estimates on historical experience and other assumptions, which we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of our assets and liabilities. Actual results may differ from these estimates under different assumptions and conditions.

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2002


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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2002


CONTINGENCIES

We are party to claims and lawsuits arising in the normal course of business. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and reasonably estimable. The provisions are based on historical experience and legal advice, are reviewed quarterly and are adjusted according to developments. Changes in the amount of the provisions affect our consolidated statements of income. Due to the inherent uncertainties in the loss reserve estimation process, actual results may differ. (Additionally, refer to Item 1. Legal Proceedings, Part II - Other Information contained elsewhere in this report.)

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2002


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

                                                  SIX MONTHS ENDED NOVEMBER 30,        QUARTER ENDED NOVEMBER 30,
                                                 ------------------------------      ------------------------------
(In thousands)                                       2002              2001              2002              2001
                                                 ------------      ------------      ------------      ------------
Net External Sales
  Industrial Segment                             $    578,562      $    559,882      $    286,317      $    270,714
  Consumer Segment                                    481,819           461,273           231,651           217,166
                                                 ------------      ------------      ------------      ------------
     TOTAL                                       $  1,060,381      $  1,021,155      $    517,968      $    487,880
                                                 ============      ============      ============      ============

Earnings Before Interest and Taxes (EBIT)(a)
  Industrial Segment                             $     79,580      $     69,937      $     34,543      $     27,759
  Consumer Segment                                     68,439            58,519            28,890            24,539
  Corporate/Other                                     (20,273)          (11,509)          (10,784)           (4,406)
                                                 ------------      ------------      ------------      ------------
     TOTAL                                       $    127,746      $    116,947      $     52,649      $     47,892
                                                 ============      ============      ============      ============

                                              NOVEMBER 30, 2002    MAY 31, 2002
                                              -----------------    ------------
Identifiable Assets
  Industrial Segment                             $    985,229      $    962,742
  Consumer Segment                                    994,590         1,000,928
  Corporate/Other                                      39,534            72,733
                                                 ------------      ------------

     TOTAL                                       $  2,019,353      $  2,036,403
                                                 ============      ============

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

                                                                              11
                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2002

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2002

NET SALES

Fiscal 2003 consolidated net sales for the second quarter increased $30.1 million, or 6.2 percent, to $518.0 million from last year's second quarter sales of $487.9 million. Continued strong demand for consumer/do-it-yourself (DIY) products along with improved sales of industrial products and services drove the improvement in sales levels. This growth principally represents unit volume, as pricing adjustments have remained negligible. Additionally, sales from several small product line acquisitions and slightly favorable year over year foreign exchange differences had an impact on second quarter sales of less than 1 percent. Although foreign exchange differences, on a net basis, were minimal overall during the quarter, the U.S. dollar was weaker against the euro, but stronger against Latin American and Canadian currencies.

Industrial segment sales grew 5.8 percent to $286.3 million during the second quarter, compared to $270.7 million a year ago. The mix of industrial sales this year includes considerable growth in relatively newer but lower margin services areas, such as roofing maintenance. As reported over the past several quarters, a number of higher cost maintenance and replacement projects have been delayed during the last 15-21 months, creating pent-up demand for those maintenance products and services, some of which materialized in this second quarter to help generate the sales increase. Consumer net sales grew 6.7 percent to $231.7 million during the second quarter, from $217.2 million during last year's second quarter, reflecting continued solid demand for our main consumer/do-it-yourself
(DIY) product lines. For the balance of fiscal 2003, we continue to anticipate modest growth in industrial volume and some challenge to the recent growth rates within our consumer segment.

GROSS PROFIT MARGIN

Consolidated gross profit increased $12.2 million this second quarter over the same period last year, while consolidated gross margin declined slightly to 45.2 percent of sales from 45.5 percent a year ago. Higher sales volume along with a number of favorable raw material costs were the primary factors contributing to the gross profit growth. By segment, the industrial gross profit margin fell to
45.5 percent from 46.4 percent a year ago, as the benefits from improved sales levels and a number of lower raw material costs were more than offset by the lower-margin sales mix referred to above. The consumer segment gross margin improved to 44.9 percent from 44.4 percent last year, reflecting positive cost leverage from the higher sales volume and a number of favorable raw material costs. Additionally, manufacturing efficiencies from expanded Class A manufacturing initiatives are being realized in both operating segments, and these efforts will continue.

                                                                              12
                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2002

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

Consolidated SG&A expense as a percentage of sales improved to 35.0 percent from
35.7 percent during the second quarter last year, which is largely attributable to the significant sales growth in the relatively newer but lower margin services areas referred to above. By segment, industrial SG&A of 33.4 percent compares favorably against 36.1 percent from the prior year, an improvement of
2.7 percent of sales. After removing the impact of services sales and expenses related to roofing maintenance, industrial SG&A would be 35.4 percent of sales this year against 37.2 percent last year, a 1.8 percent of sales improvement. This improvement reflects the benefits of higher sales volume this year, cost savings initiatives made during fiscal 2002, and continued cost-containment efforts throughout the segment in the current fiscal year. Consumer segment SG&A of 32.4 percent this year also compares favorably against 33.1 percent a year ago, as a result of higher sales volume and continued cost-containment efforts throughout this segment.

Corporate/Other costs, another component of SG&A expense, amounted to $10.8 million this year compared with $4.4 million during the second quarter of last year. This change includes increased product liability costs of $1.7 million and a change in export sales incentive tax legislation that went into effect this fiscal year, causing another $1.2 million of the increase in corporate/other costs. Consolidated SG&A is not affected by this tax law change, however, since this increase in corporate/other expense is offset by corresponding reductions of expense in the industrial and consumer operating segments. This approximate difference will continue each quarter through this fiscal year, as a result of the change in tax legislation. The remainder of the increase in corporate SG&A expense resulted from costs related to the company's reincorporation into Delaware from Ohio ($1.1 million), rising health care and other employee benefit costs, and increases in certain professional service costs. License fee and joint venture income of $0.3 million and $0.6 million during the second quarters of fiscal 2003 and 2002, respectively, are reflected as credits to consolidated SG&A expenses.

EARNINGS BEFORE INTEREST AND TAXES (EBIT)

We believe that EBIT best reflects the performance of our operating segments, as interest expense and income taxes are not consistently allocated to operating segments by the various constituencies utilizing our financial statements. Requests for operating performance measures received from research analysts, financial institutions and rating agencies typically focus on EBIT, and we believe EBIT disclosure is responsive to investors.

EBIT improved in both operating segments, increasing $4.8 million, or 9.9 percent, to $52.6 million during the second quarter of fiscal 2003. Industrial EBIT improved 24.4 percent on a 5.8 percent growth in sales, to $34.5 million, or 12.1 percent of sales, compared to the prior year second quarter EBIT of $27.8 million, or 10.3 percent of sales. Consumer EBIT improved 17.7 percent on a 6.7 percent growth in sales, to $28.9 million, or 12.5 percent of sales, from

                                                                              13
                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2002

$24.5 million, or 11.3 percent of sales a year ago. Generally, these EBIT improvements reflect the combination of the benefits from higher sales levels, certain lower raw material costs and continued cost-containment efforts throughout both operating segments. Offsetting the EBIT improvements achieved at both operating segments were the additional corporate/other SG&A expenses discussed above.

NET INTEREST EXPENSE

Net interest expense was $4.4 million lower than a year ago as a result of a combination of lower interest rates on the variable debt portion of total debt, and much lower debt levels year over year. Approximately 70 percent of the current debt structure is subject to variable interest rates. The average effective interest rate during this second quarter was 4.1 percent compared with
4.9 percent a year ago, contributing approximately $1.4 million of the interest savings, and debt levels averaged $234.9 million lower this year than during last year's second quarter, accounting for the remaining $3.0 million of interest savings this quarter.

INCOME TAX RATE

The effective income tax rate this year of 35.1 percent compares with 33.0 percent a year ago. A slight downward adjustment had been made to the reported tax rate during last year's second quarter, in order to bring last year's reported tax rate through six months to 34 percent, the then-expected full year fiscal 2002 effective tax rate as determined at that time. The effective income tax rate will tend to increase as our earnings grow and the one-time static benefit from the June 1, 2001 adoption of Statement of Financial Accounting Standards No. 142, related to the elimination of non-tax deductible goodwill amortization, becomes less and less significant.

NET INCOME

This year's second quarter net income of $29.6 million and earnings per share of common stock of $0.26 increased 21.0 percent and 8.3 percent, respectively, from last year's second quarter results.

During March 2002, RPM sold 11.5 million common shares (see Financing Activities below) through a follow-on public equity offering, and this transaction had a dilutive effect of approximately $.02 per share on this year's second quarter earnings.

SIX MONTHS ENDED NOVEMBER 30, 2002

NET SALES

Consolidated net sales for the first six months of fiscal 2003 of $1,060.4 million increased $39.2 million, or 3.8 percent, from last year's sales of $1,021.2 million during the same period. This growth is essentially the result of higher unit volume as pricing adjustments have been

                                                                              14
                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2002

negligible. Sales from several small product line acquisitions during the first six months, along with slightly favorable year over year foreign exchange differences, also had a minor impact on sales this first half. Although foreign exchange differences, on a net basis, were minimal overall during the past six months, the U.S. dollar was weaker against the euro, but stronger against Latin American and Canadian currencies.

Industrial segment sales grew 3.3 percent to $578.6 million, from $559.9 million during the same period last year, and consumer segment sales grew 4.5 percent to $481.8 million during this first half, in both cases for essentially the same reasons as those given above for the second quarter. For the balance of fiscal 2003, we continue to anticipate modest growth in industrial volume and some challenge to the recent growth rates within our consumer segment.

GROSS PROFIT MARGIN

The consolidated gross profit margin improved this first six months to 46.5 percent of sales from 46.3 percent a year ago. By segment, the industrial gross margin declined to 47.0 percent from 47.4 percent a year ago, while the consumer gross margin improved to 46.0 percent from 44.9 percent last year, in both cases for essentially the same reasons as those given above for the second quarter. Additionally, manufacturing efficiencies from expanded Class A manufacturing initiatives are being realized in both operating segments, and these efforts will continue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

After six months, consolidated SG&A expense levels as a percentage of sales have improved to 34.5 percent from 34.8 percent a year ago, with this difference largely attributable to the significant sales growth in the relatively newer but lower margin services areas referred to above (see second quarter discussion). By segment, industrial SG&A of 33.2 percent compares favorably against 34.9 percent for the prior year, an improvement of 1.7 percent of sales. After removing the impact of services sales and expenses related to roofing maintenance, industrial SG&A would be 34.6 percent of sales so far this year against 35.7 percent a year ago, a 1.1 percent of sales improvement. This improvement reflects the savings realized as a result of certain cost reduction efforts made during fiscal 2002, continued cost-containment efforts throughout the segment in the current fiscal year. Consumer SG&A of 31.8 percent of sales this year also compares favorably against 32.2 percent a year ago, as a result of higher sales volume and continued cost-containment efforts throughout this segment as well.

Also included in consolidated SG&A expense are corporate/other costs that totaled $20.3 million this first six months, compared with $11.5 million during the same period last year. Reflected in this change are increased product liability costs of $3.0 million and the change in export sales incentive tax legislation that went into effect this fiscal year, referred to above. This latter change caused $2.2 million of the increase in corporate/other costs during the first half of this year. Consolidated SG&A is not affected by this tax law change, however, since this increase in

                                                                              15
                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2002

corporate expense is offset by corresponding reductions of expense in the industrial and consumer operating segments. The remainder of the increase in corporate SG&A expense resulted from costs related to essentially the same items as outlined in the discussion regarding the second quarter. License fee and joint venture income of approximately $0.5 million and $1.0 million during the six month periods ended November 30, 2002 and 2001, respectively, are reflected as credits to consolidated SG&A expenses.

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

EBIT increased $10.8 million, or 9.2 percent, to $127.7 million during the first six months of fiscal 2003, from $116.9 million during the same period last year. EBIT improved in both operating segments, with industrial EBIT improving by 13.8 percent on a 3.3 percent growth in sales, to $79.6 million, or 13.8 percent of sales, compared to the prior year six months EBIT of $69.9 million, or 12.5 percent of sales. Consumer EBIT improved by 17 percent on a 4.5 percent growth in sales, to $68.4 million, or 14.2 percent of sales, compared to the prior year six months EBIT of $58.5 million, or 12.7 percent of sales. Generally, these EBIT improvements reflect the combination of benefits from the higher sales levels, certain lower raw material costs and continued cost-containment efforts throughout both operating segments. Offsetting the EBIT improvements achieved at both operating segments were the additional corporate/other SG&A expenses previously discussed.

NET INTEREST EXPENSE

Net interest expense was $10.2 million lower than a year ago as a result of a combination of lower interest rates on the variable portion of total debt, and much lower debt levels year over year. Approximately 70 percent of the current debt structure is subject to variable interest rates. The average effective interest rate during this first half was 4.0 percent compared with 5.1 percent a year ago, accounting for approximately $3.9 million of the interest savings these first six months. Additionally, debt levels averaged $239.9 million lower this year than during last year's first half, accounting for the remaining
$6.3 million of the interest savings this year.

INCOME TAX RATE

The effective income tax rate provision this year of 35.0 percent compares with
34.0 percent a year ago. The effective income tax rate will tend to increase as our earnings grow and the one-time static benefit from the June 1, 2001 adoption of Statement of Financial Accounting

                                                                              16
                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2002

Standards No. 142, related to the elimination of non-tax deductible goodwill amortization, becomes less and less significant.

NET INCOME

Net income of $73.8 million for the first six months this year and earnings per share of common stock of $0.64 increased 20.9 percent and 6.7 percent, respectively, from the same period a year ago.

During March 2002, we sold 11.5 million common shares (see Financing Activities below) through a follow-on public equity offering, and this transaction had a dilutive effect of $.05 per share on this year's first six months' earnings. For all of fiscal 2003, this transaction is expected to have a dilutive effect on earnings of approximately $.07 per share, based on fiscal 2002 average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM:

OPERATING ACTIVITIES

There was $90.5 million of cash generated from operations during the first six months of fiscal 2003 compared with $94.2 million during the same period a year ago. This difference mainly resides in the $20.5 million negative change in working capital year over year, less the $12.8 million positive change in net income during the same period. Payment terms were changed effective June 1, 2002 by a major customer of one of our consumer companies, which has negatively affected accounts receivable and cash this year by approximately $8 million. In addition, at May 31, 2001, as we completed our restructuring program, there was an inefficient build-up in accounts receivable and inventory, which was being worked down during the first six months a year ago, generating an abnormally higher amount of cash flow from operations. This year, we are back to a more normal relationship pattern in working capital relative to sales growth. Furthermore, there was a higher payout of accrued incentives during the past six months, as the fiscal year 2002 performance significantly surpassed that of the year ended May 31, 2001.

Cash provided from operations remains our primary source of financing internal growth, with limited use of short-term credit.

INVESTING ACTIVITIES

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth through improved production and distribution efficiencies and capacity and to enhance administration. Capital expenditures during the first six months of fiscal 2003 of

                                                                              17
                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2002

$13.7 million compare with depreciation of $22.0 million, well within the maintenance level of spending. We are not capital intensive and capital expenditures generally do not exceed depreciation in a given year. Capital spending is expected to hold at approximately the maintenance level of between $40 and $50 million per year for the next several years, as many larger spending needs have been accomplished in recent years, such as to accommodate the restructuring program and to upgrade several major information technology platforms. We believe there is adequate production capacity to meet our needs for the next several years at normal growth rates.

During the first six months of fiscal 2003, there were investments totaling $9.4 million for several minor product line and minority interest acquisitions.

FINANCING ACTIVITIES

During the first quarter of fiscal 2002, our $200 million revolving credit facility was refinanced with a one-year term loan due July 12, 2002. During March 2002, we sold 11.5 million common shares through a follow-on public offering at $14.25 per share, closing on April 2, 2002. The entire proceeds of the offering, $156 million, were used to permanently pay down the outstanding balance under this $200 million term loan facility, which was then retired.

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

On June 6, 2002, we entered into a securitization transaction with several banks for certain of our subsidiaries, providing for a wholly-owned special purpose entity (SPE) to receive investments of up to $125 million. This securitization is being accomplished by having certain subsidiaries sell various of their accounts receivable to the SPE, and by having the SPE then transfer those receivables to a conduit administered by the banks. This securitization transaction did not constitute a form of off-balance sheet financing, and is fully reflected in our financial statements. This transaction increases our liquidity and reduces our financing costs by replacing up to $125 million of existing borrowings at lower interest rates. As of November 30, 2002, $89 million was securitized under this agreement, which was used to reduce the outstanding balance of the $500 million revolver to $290 million, leaving $210 million of liquidity then available under that facility.

Our debt-to-capital ratio improved to 43 percent at November 30, 2002 compared with 45 percent at year-end May 31, 2002.

                                                                              18
                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2002

The following summarizes our financial obligations and their expected maturities at November 30, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.


                                                                            Less than                            After
                                                           Total             1 year        1-3 years            3 years
                                                           -----            ---------      ---------            -------
                                                                       ($ in millions)
Current portion of long-term debt                          $ 4.4             $  4.4         $ -                 $ -
Long-term debt                                             687.2                  -           547.0               140.2
Non-cancelable operating lease obligations(1)               62.2               16.4            19.3                26.5
                                                         -------             ------         -------             -------
                                                         $ 753.8             $ 20.8         $ 566.3             $ 166.7
                                                         =======             ======         =======             =======

(1) We calculate non-cancelable operating lease obligations on an annual basis and consequently such information is not available at November 30, 2002. Therefore, the amounts shown above are for the fiscal year end May 31, 2002.

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

STOCKHOLDERS' EQUITY

Effective October 15, 2002, the Company changed its legal place of incorporation from Ohio to Delaware, following approval by its shareholders of a plan of reincorporation at its annual meeting on October 11, 2002. Under the plan, RPM International Inc. became the parent holding company of Ohio-based RPM, Inc. and several other intermediate holding companies and wholly-owned subsidiaries. In addition to the creation of a newly formed Delaware legal entity, the legal structure of various operating companies were realigned in consistency with their respective business objectives. In connection with the reincorporation, shareholders approved and adopted the Company's amended and restated certificate of incorporation, which authorizes the issuance of up to 300,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock, both at a par value of $0.01 per share. In conjunction with reincorporation, all of the outstanding treasury shares of RPM, Inc. were cancelled and retired without any consideration. In addition, each common share of RPM, Inc. issued and outstanding on October 15, 2002 was converted into one share of the Company, with a $0.01 par value per share. This transaction did not have any effect on the book value per share, post-reincorporation.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2002

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) general economic conditions; (b) the price and supply of raw materials, particularly titanium dioxide, certain resins, aerosols and solvents;
(c) continued growth in demand for the Company's products; (d) legal, environmental and litigation risks inherent in the Company's construction and chemicals businesses and risks related to the adequacy of insurance and reserves for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon the Company's foreign operations;
(g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with the Company's ongoing acquisition and divestiture activities; and other risks detailed in the Company's other reports and statements filed with the Securities and Exchange Commission, including the risk factors set forth in the Company's prospectus and prospectus supplement included as part of the Company's Registration Statement on Form S-3 (File No. 333-77028), as the same may be amended from time to time.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2002


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


ITEM 4. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures.
          ------------------------------------------------
      The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

      (b) Changes in internal controls.
          ----------------------------
      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
---------------------------

EIFS LITIGATION

As previously reported, Dryvit is a defendant or co-defendant in numerous exterior insulated finish systems ("EIFS") related lawsuits. As of November 30, 2002, Dryvit was a defendant or co-defendant in approximately 629 single family residential EIFS cases, the vast majority of which are pending in North Carolina, South Carolina and Alabama. Dryvit is also defending EIFS lawsuits involving commercial structures and condominiums. The vast majority of Dryvit's EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

As previously reported, Dryvit settled the North Carolina class action styled Ruff, et al. v. Parex, Inc., et al. ("Ruff"). As of November 30, 2002, a cumulative total of 656 claims had been submitted to the Ruff claims administrator for verification and validation since the January 17, 2000 notice to the Ruff class. Of these 656 claims, 137 claims were rejected and 321 claims were paid in the amount of approximately $5.2 million pursuant to funding arrangements with Dryvit's insurers. The remaining claims are at various stages of investigation, review and validation by the Ruff claims administrator.

As previously reported, Dryvit is a defendant in an attempted state class action filed on November 14, 2000 in Jefferson County, Tennessee styled Bobby R. Posey, et al. v. Dryvit Systems, Inc. (formerly styled William J. Humphrey, et al. v. Dryvit Systems, Inc.) (Case No. 17,715-IV) ("Posey"). As previously reported, a preliminary approval order was entered on April 8, 2002 in the Posey case for a proposed nationwide class action settlement covering "All Persons who, as of June 5, 2002, in any State other than North Carolina, in whole or in part, with Dryvit EIFS installed after January 1, 1989, except persons who (1) prior to June 5, 2002, have settled with Dryvit, providing a release of claims relating to Dryvit EIFS; or (2) have not obtained a judgment against Settling Defendant for a Dryvit EIFS claim, or had a judgment entered against them on such a claim in Settling Defendants' favor; and (3) any employees of Dryvit." Nationwide notice to all eligible class members began on or about June 13, 2002. Any person who wished to be excluded from the Posey settlement were provided an opportunity to individually "opt out" and thus not be bound by the final Posey order.

A fairness hearing was held on October 1, 2002, for the court to determine whether the proposed settlement is fair, reasonable and adequate. A continuation of the fairness hearing was held on December 16, 2002 to address various modifications and clarifications to the proposed settlement. The modifications and clarifications are currently under review by the Posey court with a final decision expected during the third quarter of fiscal 2003. If the court grants final approval of the settlement and there are no appeals, all other pending attempted state EIFS class actions will be dismissed.

Certain of Dryvit's insurers have paid or are currently paying a portion of Dryvit's defense costs in the class actions, and individual commercial and residential EIFS lawsuits. Dryvit, the Company's wholly-owned captive insurer First Colonial Insurance Company and certain of Dryvit's umbrella insurers have been parties to cost-sharing agreements the terms of which have

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


been subject to periodic renegotiation. Under these cost-sharing agreements, Dryvit's insurers have covered a substantial portion of Dryvit's indemnity and defense costs and Dryvit expects that its future EIFS litigation costs will continue to be substantially covered by insurance. Dryvit is currently in discussions with its insurers to secure funding for the Posey settlement and expects to secure sufficient funding commitments to cover a substantial portion of the costs of the Posey settlement. Based on consultation with its legal counsel, management believes that to the extent some of the Posey settlement costs are not covered by insurance commitments, such amounts will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ASBESTOS LITIGATION

As previously reported, the Company and certain of its wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as "the Company"), are defendants in various asbestos-related bodily injury lawsuits. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by the Company.

The Company continues to vigorously defend its asbestos-related lawsuits. In many cases, the plaintiffs are unable to demonstrate that any injuries they have incurred, in fact, resulted from exposure to one of the Company's products. In such cases, the Company is generally dismissed without payment. With respect to those cases where compensable disease, exposure and causation are established with respect to one of the Company's products, the Company generally settles for amounts that reflect the confirmed disease, the seriousness of the case, the particular jurisdiction and the number and solvency of other parties in the case.

The Company's third party insurers have historically been responsible, under various cost sharing agreements, for the payment of approximately 90% of the indemnity and defense costs associated with the Company's asbestos litigation. The Company expects that its insurers will cover a substantial portion of the costs associated with its asbestos litigation into the 2004 fiscal year. For the costs through the end of the current fiscal year associated with the portion of its known claims which are not covered by insurance, the Company has established a financial reserve in an amount which it deems to be adequate.

As of November 30, 2002, the Company had a total of 1,490 active asbestos cases compared to 1,656 cases as of November 30, 2001. For the quarter ended November 30, 2002, the Company secured dismissals and/or settlements of 1,090 plaintiffs (1,086 cases), the total cost of which collectively to the Company, net of insurer payments and excluding defense costs, amounted to $1,342,250, which compared to dismissals and/or settlements of 195 plaintiffs (15 cases) and $348,000 for the same quarter ended November 30, 2001. The Company has experienced increased costs in recent quarters from higher settlement demands in certain jurisdictions due primarily to the insolvency of other co-defendants in the asbestos litigation. The Company expects these costs to continue at least at the current level or possibly increase in future periods.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


At the present time, management does not believe that the Company's current asbestos cases will have a material adverse effect on the Company's consolidated financial condition or results of operations. However, the potential costs associated with its asbestos litigation is subject to many uncertainties, including (i) the ultimate number of claims filed against the Company, (ii) the cost of resolving current and future claims, (iii) the amount of insurance available to cover such claims, (iv) future earnings and cash flow of the Company, (v) the impact of bankruptcies of other companies whose share of liability may be imposed on the Company under certain state liability laws, (vi) the unpredictable aspects of the litigation process, and (vii) potential legislative changes. Accordingly, management cannot be certain that the future costs of the Company's asbestos litigation will not have a material adverse effect on the Company's future business, consolidated financial condition, results of operations, or cash flows.

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

ITEM 4-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      The Annual Meeting of Shareholders of RPM, Inc. was held on October 11, 2002. The following matters were voted on at the meeting.

1. Election of Dr. Max D. Amstutz, E. Bradley Jones, Albert B. Ratner and Dr. Jerry Sue Thornton as Directors of the Company. The nominees were elected as Directors with the following votes:

       DR. MAX D. AMSTUTZ
            For                   97,844,406
            Withheld               5,244,634
            Broker non-votes             -0-

       E. BRADLEY JONES
            For                   97,771,044
            Withheld               5,317,996
            Broker non-votes             -0-

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


        ALBERT B. RATNER
            For                   99,247,451
            Withheld               3,841,590
            Broker non-votes             -0-

        DR. JERRY SUE THORNTON
            For                   99,186,079
            Withheld               3,902,961
            Broker non-votes             -0-


In addition to the Directors above, the following Directors' terms of office continued after the Annual Meeting of Shareholders: Edward B. Brandon, William
A. Papenbrock, Frank C. Sullivan, Thomas C. Sullivan, Bruce A. Carbonari, James
A. Karman, Donald K. Miller and Joseph P. Viviano.

2. The proposal to approve the reincorporation of the Company as a Delaware corporation pursuant to an agreement and plan of merger was approved with the following votes:

            For                   85,112,380
            Against                4,732,488
            Abstain                  621,420
            Broker non-votes      12,622,753

3. The proposal to approve an increase in the authorized shares of common stock from 200,000,000 to 300,000,000 and to add a class of serial preferred stock in the amount of 50,000,000 shares was approved with the following votes:

            For                   71,002,708
            Against               18,385,259
            Abstain                1,078,320
            Broker non-votes      12,622,753

4. The proposal to approve the 2002 Performance Accelerated Restricted Stock Plan was approved with the following votes:

            For                   92,107,859
            Against                9,536,205
            Abstain                1,444,976
            Broker non-votes             -0-


For information on how the votes for the above matters were tabulated, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Shareholders on October 11, 2002.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

         (a)      Exhibits




       Exhibit Number                       Exhibit Description
       --------------                       -------------------
            2.1            Agreement and Plan of Merger, dated as of August 29,
                           2002, by and among RPM, Inc., the Company and RPM
                           Merger Company, which is incorporated herein by
                           reference to Exhibit 2.1 to the Company's Current
                           Report on Form 8-K, as filed with the Commission on
                           October 15, 2002.

            3.1 Amended and Restated Certificate of Incorporation of the Company, which is incorporated herein by reference to Exhibit 4.1 to the Company's
                           Registration Statement on Form S-8 (Registration No.
                           333-101501), as filed with the Commission on November
                           27, 2002.

            3.2 Amended and Restated By-Laws of the Company, which are incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8
                           (Registration No. 333-101501), as filed with the Commission on November 27, 2002.

            3.3 Specimen Certificate of Common Stock, par value $0.01 per share, of the Company, which is incorporated herein by reference to Exhibit 4.3 to the Company's
                           Registration Statement on Form S-8 (Registration No.
                           333-101501), as filed with the Commission on November
                           27, 2002.

            3.4            Second Amendment to Rights Agreement, dated as of
                           October 15, 2002, among RPM, Inc., National City Bank
                           (as successor rights agent to Computershare Investor
                           Services, formerly Harris Trust and Savings Bank) and the Company, which is incorporated herein by reference to Exhibit 4.4.2 to the Company's
                           Registration Statement on Form S-8 (Registration No.
                           333-101501), as filed with the Commission on November
                           27, 2002.

          *10.1            Letter of Amendment to Employment Agreement and
                           Consulting Letter Agreement, dated as of October 14,
                           2002, by and between RPM, Inc., the Company and Thomas C. Sullivan. (x)

          *10.2            Letter of Amendment to Employment Agreement and
                           Consulting Letter Agreement, dated as of October 14,
                           2002, by and between RPM, Inc., the Company and James
                           A. Karman. (x)

          *10.3 Form of Letter of Amendment to Employment Agreements entered into by and between RPM, Inc., the Company and each of P. Kelly Tompkins, Senior Vice President,
                           General Counsel and Secretary, Ronald A. Rice, Senior
                           Vice President - Administration and Assistant
                           Secretary, Glenn R. Hasman, Vice President - Finance and Communications, Stephen J. Knoop, Vice President
                           - Corporate Development, Robert L. Matejka, Chief
                           Financial Officer and Vice President - Controller and
                           Keith R. Smiley, Vice President, Treasurer and
                           Assistant Secretary. (x)

                                                                              26

          *10.4            Amended and Restated Employment Agreement between the
                           Company and Frank C. Sullivan - Chief Executive
                           Officer and President. (x)

          *10.5            Amendment No. 3 to RPM International Inc. 1989 Stock
                           Option Plan, as amended, which is incorporated by reference to Exhibit 4.5.1 to the Company's
                           Registration Statement on Form S-8 (Registration No.
                           033-32794), as filed with the Commission on November
                           27, 2002.

          *10.6            Amendment No. 3 to RPM International Inc. 1996 Stock
                           Option Plan, which is incorporated herein by reference to Exhibit 4.5.3 to the Company's
                           Registration Statement on Form S-8 (Registration No.
                           333-60104), as filed with the Commission on November
                           27, 2002.

          *10.6.1 Form of Stock Option Agreement to be used in connection with the RPM International Inc. 1996 Stock
                           Option Plan, as amended. (x)

          *10.7            Amendment No. 2 to RPM International Inc. 401(k)
                           Trust and Plan, as amended (f/k/a the RPM, Inc. 401
                           (k) Trust and Plan), which is incorporated herein by reference to Exhibit 4.5.2 to the Company's
                           Registration Statement on Form S-8 (Registration No.
                           333-101501), as filed with the Commission on November
                           27, 2002.

          *10.8            Amendment No. 2 to RPM International Inc. Union 401
                           (k) Retirement Savings Trust and Plan, as amended
                           (f/k/a the RPM, Inc. Union 401(k) Retirement Savings
                           Trust and Plan), which is incorporated herein by reference to Exhibit 4.6.2 to the Company's
                           Registration Statement on Form S-8 (Registration No.
                           333-101501), as filed with the Commission on November
                           27, 2002.

          *10.9            Amendment No. 2 to the RPM International Inc. Benefit
                           Restoration Plan (f/k/a the RPM, Inc. Benefit
                           Restoration Plan). (x)

          *10.10           Amendment No. 1 to RPM International Inc. Deferred
                           Compensation Plan

                                                                              27

                           (f/k/a the RPM, Inc. Deferred Compensation
                           Plan), which is incorporated herein by reference to Exhibit 4.5.1 to the Company's Registration
                           Statement on Form S-8 (Registration No.
                           333-101512), as filed with the Commission on November 27, 2002.

         *10.11            Amendment No. 1 to the RPM International Inc.
                           Incentive Compensation Plan (f/k/a the RPM, Inc.
                           Incentive Compensation Plan). (x)

         *10.12            1997 RPM International Inc. Restricted Stock Plan
                           (f/k/a the 1997 RPM, Inc. Restricted Stock Option
                           Plan), and Form of Acceptance and Escrow Agreement to be used in connection therewith. (x)

         *10.12.1          Third Amendment to 1997 RPM International Inc.
                           Restricted Stock Plan. (x)

         *10.13            2002 RPM International Inc. Performance Accelerated
                           Restricted Stock Plan (f/k/a the 2002 RPM, Inc.
                           Performance Accelerated Restricted Stock Plan). (x)

         *10.14 Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers. (x)

          10.15 Assignment, Assumption and Release Agreement, related to the Five-Year Credit Agreement, dated as of October 15, 2002, between RPM Inc, the Company, the
                           Lenders party thereto and Chase Manhattan Bank, as Administrative Agent. (x)

          10.16            Omnibus Amendment No. 1 to the Receivables Sale
                           Agreement and the Receivables Purchase Agreement, by and among RPM, Inc., the Company, certain subsidiaries of the Company, RPM Funding Corporation and Bank One, dated as of October 15, 2002. (x)

          10.16.1 Performance Undertaking by the Company related to the Receivables Sale Agreement and Receivables Purchase
                           Agreement, dated as of October 15, 2002. (x)

          11.1             Computation of Net Income per share of Common Stock. (x)


(x)  Filed herewith.


     (b)      Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the three month period ended November 30, 2002:

Current Report on Form 8-K dated October 15, 2002, announcing the completion of the Company's reincorporation from Ohio to Delaware.

                                   SIGNATURES


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                         RPM INTERNATIONAL INC.



                         BY    /s/ Frank C. Sullivan
                            -----------------------------------------
                         FRANK C. SULLIVAN
                         PRESIDENT AND CHIEF EXECUTIVE OFFICER



                         BY   /s/ Robert L. Matejka
                            -----------------------------------------
                         ROBERT L. MATEJKA
                         VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND CONTROLLER



DATED: JANUARY 13, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Frank C. Sullivan, President and Chief Executive Officer of RPM International Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of RPM International Inc. (the "registrant");

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

/s/ Frank C. Sullivan
Frank C. Sullivan
President and Chief Executive Officer
January 13, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert L. Matejka, Vice President, Chief Financial Officer and Controller of RPM International Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of RPM International Inc. (the "registrant");

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

/s/ Robert L. Matejka
Robert L. Matejka
Vice President, Chief Financial Officer and Controller
January 13, 2003