Form 10-Q
period 2003-02-28
RPM INTERNATIONAL INC/DE/
filed 2003-04-14
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003, OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO_________.

COMMISSION FILE NO.                 1-14187

                             RPM INTERNATIONAL INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                     02-0642224
-------------------------------             ---------------------------------
(STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

P.O. BOX 777; 2628 PEARL ROAD; MEDINA, OHIO                44258
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE      (330) 273-5090
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

                                                  YES [X]  NO [ ].

                               AS OF APRIL 10, 2003
    115,593,666 SHARES OF RPM INTERNATIONAL INC. COMMON STOCK WERE OUTSTANDING.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES

                                      INDEX

                                                                  PAGE NO.
                                                                  --------
PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):
              CONSOLIDATED BALANCE SHEETS                             3
              CONSOLIDATED STATEMENTS OF INCOME                       4
              CONSOLIDATED STATEMENTS OF CASH FLOWS                   5
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                           20

ITEM 4.  CONTROLS AND PROCEDURES                                     20

PART II. OTHER INFORMATION
--------------------------
ITEM 1.  LEGAL PROCEEDINGS                                           21

ITEM 5.  OTHER INFORMATION                                           24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            24

SIGNATURES                                                           25

CERTIFICATION OF CHIEF EXECUTIVE OFFICER                             26

CERTIFICATION OF CHIEF FINANCIAL OFFICER                             27

                        PART I. -- FINANCIAL INFORMATION
                        ITEM 1. -- FINANCIAL STATEMENTS

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             FEBRUARY 28, 2003     MAY 31, 2002
                                                                             -----------------     ------------
                                     ASSETS
                                    --------

CURRENT ASSETS
  CASH AND SHORT-TERM INVESTMENTS                                               $    62,156         $    42,172
  TRADE ACCOUNTS RECEIVABLE (LESS ALLOWANCES OF
    $18,054 AND $15,884, RESPECTIVELY)                                              319,218             397,659
  INVENTORIES                                                                       262,883             251,446
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                                         121,939             110,037
                                                                                -----------         -----------
    TOTAL CURRENT ASSETS                                                            766,196             801,314
                                                                                -----------         -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                              690,564             655,841
  LESS: ACCUMULATED DEPRECIATION AND AMORTIZATION                                  (333,400)           (300,044)
                                                                                -----------         -----------
    PROPERTY, PLANT AND EQUIPMENT, NET                                              357,164             355,797
                                                                                -----------         -----------

OTHER ASSETS
  GOODWILL                                                                          601,998             592,329
  OTHER INTANGIBLE ASSETS, NET OF AMORTIZATION                                      259,876             264,530
  OTHER                                                                              32,549              22,433
                                                                                -----------         -----------
    TOTAL OTHER ASSETS                                                              894,423             879,292
                                                                                -----------         -----------
TOTAL ASSETS                                                                    $ 2,017,783         $ 2,036,403
                                                                                ===========         ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                              $   117,004         $   160,767
  CURRENT PORTION OF LONG-TERM DEBT                                                   4,800               5,876
  ACCRUED COMPENSATION AND BENEFITS                                                  63,332              80,530
  ACCRUED LOSS RESERVES                                                              63,121              51,914
  OTHER ACCRUED LIABILITIES                                                          53,341              58,144
  INCOME TAXES PAYABLE                                                                  716               7,483
                                                                                -----------         -----------
    TOTAL CURRENT LIABILITIES                                                       302,314             364,714
                                                                                -----------         -----------

LONG-TERM LIABILITIES
  LONG-TERM DEBT, LESS CURRENT MATURITIES                                           694,774             707,921
  OTHER LONG-TERM LIABILITIES                                                        54,355              55,458
  DEFERRED INCOME TAXES                                                              46,886              50,204
                                                                                -----------         -----------
    TOTAL LONG-TERM LIABILITIES                                                     796,015             813,583
                                                                                -----------         -----------

STOCKHOLDERS' EQUITY
  PREFERRED STOCK,  $0.01 PAR VALUE; AUTHORIZED
     50,000 SHARES; NONE ISSUED                                                           -                   -
  COMMON STOCK, PAR VALUE $0.01 AND WITHOUT PAR VALUE WITH A STATED
     VALUE OF $.015 PER SHARE AS OF FEBRUARY 2003 AND MAY 2002,
     RESPECTIVELY; AUTHORIZED 300,000 AND 200,000 SHARES, RESPECTIVELY;
     OUTSTANDING 115,594 SHARES AND 114,696 SHARES, RESPECTIVELY                      1,156               1,786
  PAID-IN CAPITAL                                                                   508,397             585,566
  TREASURY STOCK, AT COST                                                                 -             (88,364)
  ACCUMULATED OTHER COMPREHENSIVE LOSS                                              (34,275)            (50,485)
  RETAINED EARNINGS                                                                 444,176             409,603
                                                                                -----------         -----------
            TOTAL STOCKHOLDERS' EQUITY                                              919,454             858,106
                                                                                -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 2,017,783         $ 2,036,403
                                                                                ===========         ===========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    NINE MONTHS ENDED                THREE MONTHS ENDED
                                                                       FEBRUARY 28,                      FEBRUARY 28,
                                                              -----------------------------       --------------------------
                                                                  2003              2002             2003             2002
                                                              -----------       -----------       ---------        ---------
NET SALES                                                     $ 1,493,943       $ 1,428,693       $ 433,562        $ 407,538

COST OF SALES                                                     813,639           777,415         246,610          228,902
                                                              -----------       -----------       ---------        ---------

GROSS PROFIT                                                      680,304           651,278         186,952          178,636

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      538,944           521,720         173,338          166,025

INTEREST EXPENSE, NET                                              20,290            32,083           6,102            7,660
                                                              -----------       -----------       ---------        ---------

INCOME BEFORE INCOME TAXES                                        121,070            97,475           7,512            4,951

PROVISION FOR INCOME TAXES                                         42,374            33,142           2,629            1,677
                                                              -----------       -----------       ---------        ---------

NET INCOME                                                    $    78,696       $    64,333       $   4,883        $   3,274
                                                              ===========       ===========       =========        =========

AVERAGE NUMBER OF SHARES OF COMMON
     STOCK OUTSTANDING:

     BASIC                                                        115,193           102,346         115,583          102,508
                                                              ===========       ===========       =========        =========

     DILUTED                                                      116,022           102,857         116,121          103,720
                                                              ===========       ===========       =========        =========

BASIC AND DILUTED EARNINGS PER SHARE OF COMMON STOCK          $      0.68       $      0.63       $    0.04        $    0.03
                                                              ===========       ===========       =========        =========

CASH DIVIDENDS PER SHARE OF COMMON STOCK                      $    0.3850       $    0.3750       $  0.1300        $  0.1250
                                                              ===========       ===========       =========        =========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                            NINE MONTHS ENDED FEBRUARY 28,
                                                            ------------------------------
                                                                2003              2002
                                                              --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                  $ 78,696          $ 64,333
  DEPRECIATION AND AMORTIZATION                                 42,285            41,785
  ITEMS NOT AFFECTING CASH AND OTHER                               563            (8,716)
  CHANGES IN OPERATING WORKING CAPITAL                          (4,237)           34,037
                                                              --------          --------
                                                               117,307           131,439
                                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                         (22,017)          (16,241)
  ACQUISITION OF NEW BUSINESSES, NET OF CASH ACQUIRED          (19,547)
                                                              --------          --------
                                                               (41,564)          (16,241)
                                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (DECREASE) IN DEBT                                           (14,922)          (63,033)
  CASH DIVIDENDS                                               (44,123)          (38,167)
  EXERCISE OF STOCK OPTIONS                                      3,286             4,932
                                                              --------          --------
                                                               (55,759)          (96,268)
                                                              --------          --------

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                 19,984            18,930

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD          42,172            23,926
                                                              --------          --------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD              $ 62,156          $ 42,856
                                                              ========          ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and nine month periods ended February 28, 2003 and 2002. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 2002.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE B - INVENTORIES
--------------------

Inventories were composed of the following major classes:

                                         FEBRUARY 28, 2003          MAY 31, 2002
                                         -----------------          ------------
                                                        (IN THOUSANDS)
Raw materials and supplies                    $ 91,576                $ 75,080
Finished goods                                 171,307                 176,366
                                              --------                --------

                                              $262,883                $251,446
                                              ========                ========

NOTE C - COMPREHENSIVE INCOME
-----------------------------

Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities. Total comprehensive income, comprised of net income and other comprehensive income, amounted to $19,031,000 and $(4,327,000) during the third quarter of fiscal years 2003 and 2002, respectively, and $94,906,000 and $56,930,000 for the nine months ended February 28, 2003 and 2002, respectively.

NOTE D - REINCORPORATION
------------------------

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2003

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2003

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2003

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

Computing our net liability for open asbestos claims requires making judgments regarding the most likely outcome of litigation, future settlements and judgments to be paid for those open claims and estimating amounts we will recover from insurance companies. As a result of anticipated increasing cases and settlement costs, the Company expects that its remaining third party insurer's available coverage will be depleted in the coming months. For asbestos related costs through the end of the current fiscal year associated with the portion of its known claims which is not covered by insurance, the Company has established a financial reserve in an amount which it deems to be adequate through the end of the current fiscal year. The Company's current insurance and financial reserves may not, however, be adequate to cover the costs associated with its claims in future periods which has resulted in the Company's decision to undertake a process of estimating the costs of its future asbestos liabilities. While the timing and outcome of this process is uncertain, the Company expects to complete this process with the reporting of its 2003 year-end results. At the conclusion of this process, the Company expects to accrue a material liability sufficient to cover the estimate of its potential future asbestos related claims. (Additionally, refer to Item 1. Legal Proceedings, Part II - Other Information contained elsewhere in this report.)

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2003

REPORTABLE SEGMENT INFORMATION
------------------------------

The Company has determined that it has two operating segments -- Industrial and Consumer -- based on the nature of business activities, products and services; the structure of management; and the structure of information as presented to the Board of Directors. Within each segment, individual operating companies or groups of companies generally address common markets, utilize similar technologies, and can share manufacturing or distribution capabilities. The Company evaluates the profit performance of its two operating segments based on earnings before interest and taxes since interest expense is essentially related to corporate acquisitions, as opposed to segment operations. In addition to the two operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate headquarters and related administrative expenses, results of our captive insurance company, gains or losses on the sales of certain assets and other expenses not directly associated with either operating segment. Related assets consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters property and equipment. Comparative nine-month and third quarter results on this basis are as follows:


                                                          NINE MONTHS ENDED FEBRUARY 28,             QUARTER ENDED FEBRUARY 28,
                                                      -------------------------------------         ----------------------------
(In thousands)                                              2003                   2002               2003               2002
                                                      -----------------        ------------         ---------          ---------
NET SALES:
  Industrial Segment                                  $         813,755        $    771,564         $ 235,193          $ 211,682
  Consumer Segment                                              680,188             657,129           198,369            195,856
                                                      -----------------        ------------         ---------          ---------
     TOTAL                                            $       1,493,943        $  1,428,693         $ 433,562          $ 407,538
                                                      =================        ============         =========          =========
INCOME BEFORE INCOME TAXES:
 Earnings Before Interest and Taxes (EBIT) (a)
  Industrial Segment                                  $          88,160        $     76,897         $   8,580          $   6,960
  Consumer Segment                                               85,102              72,393            16,663             13,874
  Corporate/Other                                               (31,902)            (19,732)          (11,629)            (8,223)
                                                      -----------------        ------------         ---------          ---------
     Total EBIT                                                 141,360             129,558            13,614          $  12,611
 Consolidated Interest Expense, Net                             (20,290)            (32,083)           (6,102)            (7,660)
                                                      -----------------        ------------         ---------          ---------
     TOTAL                                            $         121,070        $     97,475         $   7,512          $   4,951
                                                      =================        ============         =========          =========

IDENTIFIABLE ASSETS:                                  FEBRUARY 28, 2003        MAY 31, 2002
                                                      -----------------        ------------
  Industrial Segment                                  $         970,714        $    962,742
  Consumer Segment                                              970,954           1,000,928
  Corporate/Other                                                76,115              72,733
                                                      -----------------        ------------
     TOTAL                                            $       2,017,783        $  2,036,403
                                                      =================        ============

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2003

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
---------------------------------------------

NET SALES

Consolidated third quarter net sales of $433.6 million increased $26.0 million over last year's third quarter sales of $407.5 million, or 6.4 percent. The overall net increase is primarily attributable to increased demand for maintenance and installation services, in particular, in the industrial segment, combined with slight gains experienced by our consumer segment, despite declining demand in a soft retail environment. Favorable foreign exchange differences, resulting primarily from the Euro, along with current year acquisitions, provided approximately 3.0 percent of the growth this quarter on a consolidated basis. Industrial segment sales grew to $235.2 million from $211.7 million during last year's third quarter, an improvement of 11.1 percent. Excluding the impact of favorable foreign exchange and current year acquisitions, the industrial segment experienced growth of 7.9% over last year's third quarter, which resulted from the increased demand for maintenance and installation services. Consumer segment sales grew by 1.3 percent to $198.4 million over last year's third quarter, despite soft retail sales, as a result of favorable foreign exchange and current year acquisitions. Comparable consumer net sales, adjusted for the effect of foreign exchange and current year acquisitions, declined by 1.4 percent this quarter, but this decline is viewed as temporary.

GROSS PROFIT MARGIN

Consolidated gross profit as a percent of sales declined slightly to 43.1 percent in the third quarter from last year's 43.8 percent. By segment, industrial margins declined to 43.0 percent from 44.8 percent, while consumer margins improved to 43.3 percent from 42.8 percent. As previously discussed, the higher volume sales of maintenance and installation services experienced by the industrial segment provided significantly lower margins, while the consumer segment's margin improvement reflects reduced conversion costs from ongoing Class A manufacturing initiatives. Material cost for both segments are showing improvements from last year; continuation of these improvements will come under pressure prospectively given the current volatility of oil prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

Consolidated SG&A expenses overall improved slightly to 40.0 percent of sales in the third quarter compared to last year's 40.7 percent. During the prior year the Company was negatively impacted by the Argentinean peso devaluation. Additionally, significant sales growth in the relatively newer but lower margin services areas referred to above drove this change. The Industrial segment SG&A improved to 39.3 percent from 41.5 percent, an improvement of 2.2 percent of sales. The growth in industrial sales volume, particularly maintenance and installation services, was the main factor driving that segment's lower SG&A percentage this quarter, along with cost savings initiatives made during fiscal 2002 which continued in the current fiscal year. Consumer SG&A improved

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2003

to 34.9 percent from 35.7 percent, as a result of similar cost-containment efforts. Included in these improvements were some reduced freight and distribution costs.

Consolidated SG&A also includes corporate/other costs, which increased by $3.4 million to $11.6 million in comparison to the $8.2 million recorded in the third quarter last year. This change reflects the increase in product liability costs of approximately $2.4 million this quarter, as well as a change in export sales incentive tax legislation that went into effect this fiscal year, causing another $1.0 million of the increase in corporate/other costs. Consolidated SG&A is not affected by this tax law change, however, since this increase in corporate/other expense is offset by corresponding reductions of expense in the industrial and consumer operating segments. This approximate difference will continue through the end of this fiscal year, as a result of the change in tax legislation. License fees and royalty income approximating $243,000 and $405,000 for the three month periods ended February 28, 2003 and 2002, respectively, are reflected as credits to consolidated SG&A expenses.

EARNINGS BEFORE INTEREST AND TAXES (EBIT)

We believe that EBIT best reflects the performance of our operating segments, as interest expense and income taxes are not consistently allocated to operating segments by the various constituencies utilizing our financial statements. Requests for operating performance measures received from research analysts, financial institutions and rating agencies typically focus on EBIT, and we believe EBIT disclosure is responsive to our investors.

Consolidated EBIT improved by $1.0 million, or 8.0 percent on a 6.4 percent increase in sales, to $13.6 million during the third quarter of fiscal 2003. Industrial EBIT improved 23.3 percent on growth of 11.1 percent in sales, to $8.6 million, or 3.6 percent of sales, compared to the prior year third quarter EBIT of $7.0 million, or 3.3 percent of sales. Consumer EBIT improved 20.1 percent on a 1.3 percent growth in sales, to $16.7 million, or 8.4 percent of sales, compared to the prior year third quarter EBIT of $13.9 million, or 7.1 percent of sales. Generally, these EBIT improvements reflect the combination of the benefits from higher sales levels, the previously discussed charge taken for the devaluation in the Argentinean peso last year, improvements in material cost, and continued cost-containment efforts throughout both operating segments. Offsetting the EBIT improvements achieved at both operating segments were the additional corporate/other expenses previously discussed.

NET INTEREST EXPENSE

Net interest expense was $1.6 million lower than the same quarter a year ago, mainly as a result of a combination of lower interest rates on the portion of debt carrying variable rates, as well as reduced debt levels during the past year. Approximately 70 percent of the current debt structure is subject to variable interest rates. The average effective interest rate declined to 3.7 percent for the three months ended February 28, 2003 from 4.0 percent during the same period last year, accounting for approximately $0.4 million of the interest savings quarter over quarter. Additionally, debt

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2003

levels averaged approximately $217.4 million lower this quarter compared to last year's third quarter, accounting for approximately $2.2 million of the interest savings this year. Offsetting interest expense in the prior year were approximately $1.0 million of gains realized on the sale of marketable securities that were not realized again this year.

INCOME TAX RATE

The effective income tax rate this third quarter of 35 percent compares to last year's 34 percent. The effective income tax rate will tend to increase as our earnings grow and the one-time static benefit from the June 1, 2001 adoption of Statement of Financial Accounting Standards No. 142, related to the elimination of non-tax deductible goodwill amortization, becomes less and less significant.

NET INCOME

This year's third quarter net income of $4.9 million increased $1.6 million, or
49.1 percent, from last year's third quarter result of $3.3 million. Earnings per share of common stock improved $.01, or 33.3 percent, to $.04 from $.03 for last year's third quarter.

During March 2002, RPM sold 11.5 million common shares (see Financing Activities below) through a follow-on public equity offering. This transaction had no dilutive effect per share on this year's third quarter earnings.

NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
--------------------------------------------

NET SALES

The first nine months consolidated net sales of $1,493.9 million were $65.2 million, or 4.6 percent, higher than last year's sales of $1,428.7 million for the comparable period. This growth in sales primarily results from higher unit volume across both segments, as pricing adjustments have remained negligible. Favorable foreign exchange, resulting primarily from the Euro, along with current year acquisitions, provided only 1.0 percent of the growth experienced these past nine months on a consolidated basis. For the balance of fiscal 2003, we continue to anticipate modest growth in industrial volume, and some challenge to the growth rates experienced earlier this year in our consumer segment. Industrial segment sales grew 5.5 percent to $813.8 million, from $771.6 million during this period last year, while consumer sales grew to $680.2 million from $657.1 million during the same period last year. Comparable industrial net sales, adjusted for foreign exchange and current year acquisitions, were ahead
4.4 percent, while comparable consumer net sales, excluding the impact of current year acquisitions and foreign exchange, were ahead 2.5 percent. The growth in industrial segment sales results primarily from the increased demand for lower margin maintenance and installation products and services, as discussed previously for the third quarter. The increase in consumer segment sales these first nine months reflects the growth in demand for our main consumer/do-it-yourself product lines. Excluding the effect of

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2003

acquisitions and foreign exchange, consolidated net sales were ahead year over year by 3.5 percent.

GROSS PROFIT MARGIN

Consolidated gross profit increased $29.0 million to $680.3 million this first nine months compared to $651.3 million from the same period last year, while consolidated gross margin has held fairly steady at 45.5 percent of sales from
45.6 percent a year ago. Higher sales volume along with a number of favorable raw material costs were the primary factors contributing to the gross profit growth. By segment, the industrial gross profit margin declined to 45.8 percent from 46.7 percent a year ago, as the benefits from improved sales levels and a number of lower raw material costs were more than offset by the lower-margin sales mix previously discussed. The consumer segment gross margin improved to
45.2 percent from 44.3 percent last year, reflecting continued improvements in efficiency and cost savings initiatives, as well as a number of favorable raw material costs. Additionally, manufacturing efficiencies from expanded Class A manufacturing initiatives are being realized in both operating segments, and these efforts will continue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

Consolidated SG&A expense as a percentage of sales improved to 36.1 percent from
36.5 percent during the first nine months last year, which is largely attributable to the significant sales growth in the relatively newer but lower margin services areas referred to above. By segment, industrial SG&A of 35.0 percent compares favorably against 36.7 percent from the prior year. This improvement reflects the benefits of higher sales volume this year, cost savings initiatives made during fiscal 2002, and continued cost-containment efforts throughout the segment in the current fiscal year. Consumer segment SG&A of 32.7 percent this year also compares favorably against 33.3 percent a year ago, as a result of higher sales volume and continued cost-containment efforts throughout this segment.

Corporate/Other costs, another component of SG&A expense, amounted to $31.9 million this year compared with $19.7 million during the first nine months last year. This change includes increased product liability costs of $5.4 million and a change in export sales incentive tax legislation that went into effect this fiscal year, causing another $3.2 million of the increase in corporate/other costs. Consolidated SG&A is not affected by this tax law change, however, since this increase in corporate/other expense is offset by corresponding reductions of expense in the industrial and consumer operating segments. This approximate difference will continue through the end of this fiscal year, as a result of the change in tax legislation. The remainder of the increase in corporate SG&A expense resulted from costs related to the company's reincorporation into Delaware from Ohio ($1.1 million), rising health care and other employee benefit costs, and increases in certain professional service costs. License fee and joint venture income of $0.8 million and $1.3 million during the nine month periods ended February 28, 2003 and 2002, respectively, are reflected as credits to consolidated SG&A expenses.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2003

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

Consolidated EBIT improved by $11.8 million on a 4.6 percent increase in sales, or 9.1 percent, to $141.4 million during the first nine months of fiscal 2003. Industrial EBIT improved 14.6 percent on a 5.5 percent growth in sales, to $88.2 million, or 10.8 percent of sales, compared to the prior year EBIT of $76.9 million, or 10.0 percent of sales. Consumer EBIT improved 17.6 percent on a 3.5 percent growth in sales, to $85.1 million, or 12.5 percent of sales, from $72.4 million, or 11.0 percent of sales for the same period a year ago. Generally, these EBIT improvements reflect the combination of the benefits from higher sales levels, certain lower raw material costs and continued cost-containment efforts throughout both operating segments. Offsetting the EBIT improvements achieved at both operating segments were the additional corporate/other SG&A expenses discussed above.

NET INTEREST EXPENSE

Net interest expense was $11.8 million lower than the same period a year ago as a result of a combination of lower interest rates on the portion of debt carrying variable rates, and much lower debt levels year over year. Approximately 70 percent of the current debt structure is subject to variable interest rates. The average effective interest rate during this first nine months was 3.9 percent compared with 4.7 percent a year ago, accounting for approximately $4.2 million of the interest savings these first nine months. Additionally, debt levels averaged $232.5 million lower this year than during last year's first nine months, accounting for approximately $8.6 million of the interest savings this year. Offsetting interest expense in the prior year were approximately $1.0 million of gains realized on the sale of marketable securities that were not realized again this year.

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2003

NET INCOME

Net income of $78.7 million for the first nine months this year and earnings per share of common stock of $0.68 increased 22.3 percent and 7.9 percent, respectively, from the same period a year ago.

During March 2002, we sold 11.5 million common shares (see Financing Activities below) through a follow-on public equity offering, and this transaction had a dilutive effect of $.05 per share on this year's first nine months' earnings. For all of fiscal 2003, this transaction is expected to have a dilutive effect on earnings of approximately $.07 per share, based on fiscal 2002 average interest rates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOWS FROM:

OPERATING ACTIVITIES

There was $117.3 million of cash generated from operations during the first nine months of fiscal 2003 compared with $131.4 million during the same period a year ago. This difference mainly resides in the $38.3 million change in working capital year over year, offset by the $14.4 million improvement in net income during the same period and a $9.3 million positive change in, "items not affecting cash and other." The majority of the change associated with this latter item is mostly a result of the positive changes in other comprehensive income caused by the dollar weakening against most other major currencies. Additionally, at May 31, 2001 as we completed our restructuring program, there was a build-up in accounts receivable and inventory, which was worked down during the first nine months a year ago, generating an abnormally high amount of cash flow from operations. This fiscal year, we are back to a more normal relationship pattern of working capital relative to sales growth. Lastly, there was a higher payout of accrued incentives during the past nine months, as the fiscal year 2002 performance significantly surpassed that of the year ended May 31, 2001, and accounts payable have been negatively affected year over year as a result of the timing of quarter-end payments to vendors, and a reduction in purchases as inventories have been accumulated to satisfactory levels.

As disclosed in the Company's "Critical Accounting Policies and Estimates" and its discussion on "Asbestos Litigation" in the "Legal Proceedings, Part II - Other Information" Section, as a result of anticipated increasing cases and settlement costs, the Company expects that its remaining third party insurer's available coverage will be depleted in the coming months and, as a result, the Company will then be required to fund costs presently covered by insurance with its then-existing cash from operations.

Cash provided from operations remains our primary source of financing internal growth, with limited use of short-term credit.

INVESTING ACTIVITIES

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth through improved production and distribution efficiencies and capacity and to enhance administration. Capital expenditures during the first nine months of fiscal 2003 of $22.0 million compare with depreciation of $33.1 million, well within the maintenance level

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2003

of spending. We are not capital intensive and capital expenditures generally do not exceed depreciation in a given year. Capital spending is expected to hold at approximately the maintenance level of between $40 and $50 million annually for the next several years, as many larger spending needs have been accomplished in recent years, accommodating the restructuring program and upgrading several major information technology platforms. We believe there is adequate production capacity to meet our needs for the next several years at normal growth rates.

During the first nine months of fiscal 2003, the Company had investments totaling $19.5 million for several minor product line and minority interest acquisitions.

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

On June 6, 2002, we entered into a securitization transaction with several banks for certain of our subsidiaries, providing for a wholly-owned special purpose entity (SPE) to receive investments of up to $125 million. This securitization is being accomplished by having certain subsidiaries sell various of their accounts receivable to the SPE, and by having the SPE then transfer those receivables to a conduit administered by the banks. This securitization transaction did not constitute a form of off-balance sheet financing, and is fully reflected in our financial statements. This transaction increases our liquidity and reduces our financing costs by replacing up to $125 million of existing borrowings at lower interest rates. As of February 28, 2003, $61 million was securitized under this agreement, which was used to reduce the outstanding balance of the $500 million revolver to $310 million, leaving $190 million of liquidity then available under that facility.

On February 13, 2003, the Company announced the authorization of a share repurchase program allowing the repurchase of up to 10 million shares of the Company's common stock over a period of 12 months. As of February 28, 2003, the Company had not repurchased any shares.

Our debt-to-capital ratio improved to 43 percent at February 28, 2003 compared with 45 percent at year-end May 31, 2002.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2003

The following summarizes our financial obligations and their expected maturities at February 28, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

                                                                               Less than                    After
                                                             Total              1 year        1-3 years    3 years
                                                             -----             ---------      ---------    -------
                                                                                    ($ in millions)
Current portion of long-term debt                           $   4.8              $ 4.8         $     -      $    -
Long-term debt                                                694.8                  -           554.6       140.2
Non-cancelable operating lease obligations(1)                  62.2               16.4            19.3        26.5
                                                            -------              -----         -------      ------
                                                            $ 761.8              $21.2         $ 573.9      $166.7
                                                            =======              =====         =======      ======

(1) We calculate non-cancelable operating lease obligations on an annual basis and consequently such information is not available at February 28, 2003. The amounts shown above are for the fiscal year end May 31, 2002.

The strength of the U.S. dollar has fluctuated against various foreign currencies, as mentioned above, with the net effect causing foreign net assets to slightly increase stockholders' equity compared to this past year end, May 31, 2002. This trend could continue if the dollar continues to weaken against, principally, the Canadian dollar or the Euro.

We maintain excellent relations with our banks and other financial institutions to provide continual access to financing for future growth opportunities.

STOCKHOLDERS' EQUITY
--------------------

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2003

OFF-BALANCE SHEET FINANCINGS
----------------------------

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2003

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

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

EIFS LITIGATION
---------------

As previously reported, Dryvit is a defendant or co-defendant in numerous exterior insulated finish systems ("EIFS") related lawsuits. As of February 28, 2003, Dryvit was a defendant or co-defendant in approximately 650 single family residential EIFS cases, the vast majority of which are pending in North Carolina, South Carolina and Alabama. Dryvit is also defending EIFS lawsuits involving commercial structures and condominiums. The vast majority of Dryvit's EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

As previously reported, Dryvit settled the North Carolina class action styled Ruff, et al. v. Parex, Inc., et al. ("Ruff"). As of March 26, 2003, a cumulative total of 724 claims had been submitted to the Ruff claims administrator for verification and validation since the January 17, 2000 notice to the Ruff class. Of these 724 claims, 151 claims were rejected and 327 claims were paid in the aggregate amount of approximately $5.4 million pursuant to funding arrangements with Dryvit's insurers. The claim period for filing claims in the Ruff class action expired on January 17, 2003. The remaining submitted claims are at various stages of investigation, review and validation by the Ruff claims administrator. Based on the funding commitments in place to cover the Ruff claims, Dryvit does not expect the costs of resolving the residual claims to be material.

As previously reported, Dryvit is a defendant in an attempted state class action filed on November 14, 2000 in Jefferson County, Tennessee styled Bobby R. Posey, et al. v. Dryvit Systems, Inc. (formerly styled William J. Humphrey, et al. v. Dryvit Systems, Inc.) (Case No. 17,715-IV) ("Posey"). As previously reported, a preliminary approval order was entered on April 8, 2002 in the Posey case for a proposed nationwide class action settlement covering, "All Persons who, as of June 5, 2002, in any State other than North Carolina, in whole or in part, with Dryvit EIFS installed after January 1, 1989, except persons who (1) prior to June 5, 2002, have settled with Dryvit, providing a release of claims relating to Dryvit EIFS; or (2) have not obtained a judgment against Settling Defendant for a Dryvit EIFS claim, or had a judgment entered against them on such a claim in Settling Defendants' favor; and (3) any employees of Dryvit." Nationwide notice to all eligible class members began on or about June 13, 2002. Any person who wished to be excluded from the Posey settlement were provided an opportunity to individually "opt out" and thus not be bound by the final Posey order.

A fairness hearing was held on October 1, 2002 (which continued on December 16, 2002), for the court to determine whether the proposed settlement is fair, reasonable and adequate. An order and judgment granting final approval of the settlement was entered on January 14, 2003. Subsequent to the Final Order, two class members filed motions to amend or alter the Final Order. These motions were denied by the Posey trial court on March 7, 2003. By virtue of the filing of these motions, the time period for filing any notices of appeal was extended until April 8, 2003. Several notices of appeal have been filed by class members and/or persons seeking to intervene including a group of builders and general contractors whom the trial court found had

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

no standing to complain about the settlement. Dryvit intends to vigorously challenge any appeals and expects that the Final Order will be upheld.

Certain of Dryvit's insurers have paid or are currently paying a portion of Dryvit's defense costs in the class actions, and individual commercial and residential EIFS lawsuits. Dryvit, the Company's wholly-owned captive insurer, First Colonial Insurance Company, and certain of Dryvit's umbrella insurers have been parties to cost-sharing agreements the terms of which have been subject to periodic renegotiation. Under the current cost-sharing agreements and funding obtained from one of Dryvit's historical carriers, Dryvit's insurers have covered a substantial portion of Dryvit's indemnity and defense costs and Dryvit expects that its future EIFS litigation costs will continue to be substantially covered by insurance. Dryvit has secured sufficient funding commitments to cover a substantial portion of the anticipated costs of the Posey settlement. Based on consultation with its legal counsel, management believes that to the extent some of the Posey settlement costs are not covered by insurance commitments, such amounts will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ASBESTOS LITIGATION

As previously reported, certain of the Company's wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as "the Subsidiaries"), are defendants in various asbestos-related bodily injury lawsuits. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by the Subsidiaries.

The Company continues to vigorously defend these asbestos-related lawsuits. In many cases, the plaintiffs are unable to demonstrate that any injuries they have incurred, in fact, resulted from exposure to one of the Subsidiaries' products. In such cases, the Subsidiary is generally dismissed without payment. With respect to those cases where compensable disease, exposure and causation are established with respect to one of the Subsidiaries' products, the Subsidiary generally settles for amounts that reflect the confirmed disease, the seriousness of the case, the particular jurisdiction and the number and solvency of other parties in the case.

As of February 28, 2003, the Company had a total of 1,767 active asbestos cases compared to 1,490 cases at November 30, 2002, the end of the last fiscal quarter. The Company had a total of 1,865 cases as of February 28, 2002.

For the quarter ended February 28, 2003, the Company secured dismissals and/or settlements of 364 plaintiffs (125 cases), the total cost of which collectively to the Company, net of insurer payments and defense costs, amounted to $630,031. The Company secured dismissals and/or settlements of 1,090 plaintiffs (1,086 cases) for $1,342,250 for the last fiscal quarter ended November 30,2002. The Company secured dismissals and/or settlements of 71 plaintiffs (68 cases) for $396,000 for the quarter ended February 28, 2002.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

During the past fiscal year, the Company has incurred higher settlement and defense costs resulting from higher settlement demands in certain jurisdictions due primarily to the insolvency of other co-defendants in the asbestos litigation which has, in many cases, disproportionately increased the Company's exposure. Based on trial settings in many of these same jurisdictions, and recent settlement demands in many of its current cases, the Company expects that it will experience higher settlement and defense costs in the coming months, some of which may also be caused by the anticipation of potential federal and/or state legislative changes.

The Company's third party insurers have historically been responsible, under various cost sharing arrangements, for the payment of approximately 90% of the indemnity and defense costs associated with the Company's asbestos litigation. At the present time, there is only one third party insurer currently covering the Company's asbestos litigation costs under the foregoing cost sharing arrangement. As a result of an anticipated increase in cases and settlement costs, the Company expects that its remaining third party insurer's available coverage will be depleted in the coming months. The Company has reserved its rights with respect to various of its third party insurers' claims of exhaustion and is in the process of reviewing its known (and is searching for any additional) insurance policies to determine whether or not other insurance limits may be available to cover its asbestos liabilities. The Company is unable at the present time to predict whether or to what extent any additional insurance may cover its asbestos liabilities.

For asbestos related costs through the end of the current fiscal year associated with the portion of its known claims which is not covered by insurance, the Company has established a financial reserve in an amount which it deems to be adequate. The Company's current insurance and financial reserves may not, however, be adequate to cover the costs associated with its asbestos claims in future periods which has resulted in the Company's decision to undertake a process of estimating the costs of its future asbestos liabilities.

In view of the anticipated depletion of its remaining insurance, and subject to the Company's continuing efforts to secure additional insurance, the Company expects to be funding all of its asbestos related costs after this fiscal year. Evaluating the future cost of the Company's asbestos related contingent liabilities is subject to many uncertainties, including (i) the ultimate number of claims filed against the Subsidiaries, (ii) the cost of resolving both its current known and future unknown claims, (iii) the amount of insurance available to cover such claims as discussed above, (iv) future earnings and cash flow of the Company, (v) the impact of bankruptcies of other companies whose share of liability may be imposed on the Company under certain state liability laws, (vi) the unpredictable aspects of the litigation process including the scheduling of trial dates and the jurisdictions in which trials are scheduled, (vii) the lack of specific information in many cases concerning exposure to the Subsidiaries' products and the claimants' diseases, and (viii) potential federal and/or state legislative changes. Accordingly, the Company has decided to engage in a formal process to develop an estimate of its potential future asbestos related contingent liabilities. While the timing and outcome of this process is uncertain, the Company expects to complete this process with the reporting of its 2003 year-end results. At the conclusion of this process, the Company expects to accrue a material liability sufficient to cover the estimate of its potential future asbestos related claims.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

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

ITEM 5 -- OTHER INFORMATION
---------------------------

The information under this Item is being provided as required by Item 11 of Form 8-K. Participants in the RPM International Inc. 401(k) Trust and Plan and the RPM International Inc. Union 401(k) Retirement Savings Trust and Plan were subject to a "blackout period," as defined in Regulation BTR (Blackout Trading Restriction) as a result of the transition of the plan administrator under each of the plans from Key Bank to Wachovia Corporation. The blackout period commenced on February 21, 2003 and ended on March 11, 2003.

During the blackout period, the ability of all participants in the affected plans to purchase, sell, or otherwise acquire or transfer an interest in plan assets, to make changes in investment options and to initiate distributions or loans was suspended. The ability of the Company's Directors and officers to purchase, sell, or otherwise transfer (with the exception of transfers involving bona fide gifts) any equity securities of the Company (or derivative securities of those equity securities) was also suspended. All of the Company's equity securities, namely, the Company's Common Stock, were subject to the blackout period. The person designated by the Company to respond to inquiries about the blackout period was P. Kelly Tompkins, 2628 Pearl Road, P.O. Box 777, Medina, Ohio 44258, (330) 273-8883.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

         (a)      EXHIBITS
                  --------

EXHIBIT NUMBER                                      EXHIBIT DESCRIPTION
--------------                                      -------------------
     *10.1            Employment Agreement between the Company and Dennis F. Finn - Vice President -
                      Environmental & Regulatory Affairs. (x)

     *10.2            RPM International Inc. 2002 Performance Accelerated Restricted Stock Plan (f/k/a the RPM,
                      Inc. 2002 Performance Accelerated Restricted Stock Plan). (x)

     *10.3            Amendment No. 1 to the RPM International Inc. 2002 Performance Accelerated Restricted
                      Stock Plan. (x)

     *10.4            Amendment No. 1 to the RPM International Inc. Benefit Restoration Plan (f/k/a the RPM,
                      Inc. Benefit Restoration Plan). (x)

     *10.5            Fourth Amendment to the 1997 RPM International Inc. Restricted Stock Plan. (x)

      11.1            Computation of Net Income per share of Common Stock. (x)


-------------

(x) Filed herewith.

* Management contract or compensatory plan or arrangement.

         (b)      REPORTS ON FORM 8-K
                  -------------------

         There were no Current Reports on Form 8-K filed during the three months ended February 28, 2003.

                                   SIGNATURES
                                  ------------

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,

THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE

UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                          RPM INTERNATIONAL INC.

                          BY /s/ Frank C. Sullivan
                            ------------------------------------
                          FRANK C. SULLIVAN
                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                          BY /s/ Robert L. Matejka
                            ------------------------------------
                          ROBERT L. MATEJKA
                          VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND CONTROLLER

DATED: APRIL 14, 2003

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

/s/ Frank C. Sullivan
Frank C. Sullivan
President and Chief Executive Officer
April 14, 2003

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

/s/ Robert L. Matejka
Robert L. Matejka
Vice President, Chief Financial Officer and Controller
April 14, 2003