Form 10-K
period 2003-05-31
RPM INTERNATIONAL INC/DE/
filed 2003-08-29
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 (No Fee Required)

For the fiscal year ended May 31, 2003

                                       OR

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No Fee Required)

For the transition period from __________ to ___________

                           Commission File No. 1-14187

                             RPM INTERNATIONAL INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                02-0642224
-------------------------------           ----------------------------
(State or Other Jurisdiction of           (IRS Employer Identification
Incorporation or Organization)            No.)

P.O.  Box 777,  2628 Pearl Road,  Medina, Ohio                      44258
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code: (330) 273-5090

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                           Name of Exchange on Which Registered
-------------------                           -------------------------------------
Common Stock, par value $0.01                 New York Stock Exchange

Rights to Purchase Shares of Common Stock     New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                      None

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

            As of August 15, 2003, 115,592,050 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Shares as reported on the New York Stock Exchange on August 15, 2003) was approximately $1,546,398,140. For purposes of this information, the 1,466,726 outstanding shares of Common Stock which were owned beneficially as of May 31, 2003 by executive officers and Directors of the Registrant were deemed to be the shares of Common Stock held by affiliates.

                       Documents Incorporated by Reference

            Portions of the following documents are incorporated by reference to Parts II, III and IV of this Annual Report on Form 10-K: (i) definitive Proxy Statement to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on October 10, 2003 (the "2003 Proxy Statement") and
(ii) the Registrant's 2003 Annual Report to Stockholders for the fiscal year ended May 31, 2003 (the "2003 Annual Report to Stockholders").

            Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2003.

                                     PART I

ITEM 1. BUSINESS.

                                   THE COMPANY

            RPM International Inc. ("RPM" or the "Company") is the successor to the reporting obligations of RPM, Inc., an Ohio corporation, following a statutory merger effective as of 9:00 a.m. (Eastern Time), October 15, 2002, for the purpose of changing RPM, Inc.'s state of incorporation to Delaware. RPM, Inc. was organized in 1947 as an Ohio corporation under the name Republic Powdered Metals, Inc., and, on November 9, 1971, its name was changed to RPM, Inc. The October 2002 reincorporation occurred by merging RPM Merger Sub, a newly formed Ohio corporation and wholly owned subsidiary of RPM International Inc., a newly formed Delaware corporation, with and into RPM, Inc. Each outstanding common share of RPM, Inc. was converted into the right to receive one share of Common Stock of RPM International Inc., with the result that RPM, Inc. became a wholly owned subsidiary of RPM International Inc.

            In connection with the reincorporation, RPM International Inc. realigned its various operating companies according to their product offerings, served end markets, customer base and operating philosophy. Those operating companies that tend to be entrepreneurial and serve niche markets continue to be owned by RPM, Inc. Operating companies that primarily serve the consumer markets were transferred to RPM Consumer Holding Company, which is wholly owned by RPM International Inc. Ownership of operating companies that primarily serve the industrial markets was transferred to another wholly owned subsidiary of RPM International Inc., RPM Industrial Holding Company. As a result of the reincorporation, RPM International Inc. became the successor issuer to RPM, Inc. under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and succeeded to RPM, Inc.'s reporting obligations thereunder.

            As used herein, the terms "RPM" and the "Company" refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise. The Company has its principal executive offices at 2628 Pearl Road, P.O. Box 777, Medina, Ohio 44258, and its telephone number is (330) 273-5090.

                               RECENT DEVELOPMENTS

            On May 13, 2003, the Company sold approximately $247.5 million in aggregate principal amount at maturity of 2.75 percent senior convertible notes due 2033 to qualified institutional buyers, resulting in approximately $122.5 million gross proceeds to RPM. On May 23, 2003, the Company sold an additional approximately $49.5 million aggregate principal amount at maturity of the senior convertible notes due 2033 (resulting in approximately $24.5 million additional gross proceeds to RPM) to cover the over-allotment option granted by the Company to the initial purchasers in the offering. The offering was made only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The Company used the entire net proceeds of the offering to repay existing indebtedness under its $500 million revolving credit facility.

            Also in May 2003, the Company established a $200 million commercial paper program, under which borrowings are unsecured for terms of 270 days or less. This program currently allows for lower interest cost than that available under the Company's $500 million revolving credit facility. As of May 31, 2003, $51.7 million was outstanding under the commercial paper program, the proceeds of which were used to reduce the outstanding balance of the Company's $500 million revolving credit facility.

            As previously reported, the insurance available to the Company's Bondex International, Inc. subsidiary for the payment of the indemnity and defense costs associated with its asbestos litigation will be depleted early in the fiscal year ending May 31, 2004. Bondex retained a consulting firm to analyze Bondex's loss history data in order to (i) evaluate whether it would be possible to estimate the cost of disposing of pending claims in light of both past and recent loss history and (ii) assist in determining whether future asbestos-related claims reasonably expected to be filed against Bondex were measurable, given recent applicable changes in state law. In conjunction with its outside consulting firm, the Company concluded that it was not possible to currently estimate the full range of the cost of resolving future asbestos-related claims against Bondex because of various uncertainties associated with those potential future claims and, as a result, Bondex was not able to estimate the liability that may result from all future claims. Subsequently, Bondex increased its reserve to account for the estimated value of its known asbestos claims, as well as to provide for foreseeable future claims which can be reasonably estimated, and took a pre-tax charge of $140 million ($88 million on an after-tax basis) to establish such reserve.

                                    BUSINESS

            RPM manufactures and markets high quality specialty paints, protective coatings and roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of both the industrial and consumer markets. The Company's family of products includes those marketed under brand names such as CARBOLINE, DAP, DAY-GLO, FLECTO, RUST-OLEUM, STONHARD, TREMCO and ZINSSER. As of May 31, 2003, RPM marketed its products in approximately 130 countries and territories and operated manufacturing facilities in 67 locations in the United States, Argentina, Belgium, Brazil, Canada, China, Colombia, Germany, Italy, Mexico, New Zealand, The Netherlands, Poland, South Africa, the United Arab Emirates and the United Kingdom. Approximately 23% of the Company's sales are generated in international markets through a combination of exports and direct sales by affiliates in foreign countries. For the fiscal year ended May 31, 2003, the Company recorded sales of $2.083 billion.

AVAILABLE INFORMATION

            The Company's Internet website address is www.rpminc.com. The Company makes available free of charge on or through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

OPERATING SEGMENT INFORMATION

            The Company has determined that it has two operating segments: industrial and consumer, based on the nature of its business activities, products and services, the structure of management and the structure of information as presented to the Board of Directors. Within each segment, individual operating companies or groups of companies generally address common markets, utilize similar technologies and are able to share manufacturing or distribution capabilities. The industrial segment constitutes approximately 54% of sales and includes maintenance and protection products for roofing and waterproofing systems, flooring, corrosion control and other specialty applications. The consumer segment constitutes approximately 46% of sales and includes rust-preventative, special purpose and decorative paints, caulks, sealants, primers and other branded consumer products. Reference is made to "Segment and Geographic Area Information" on pages 16 and 17 of the Annual Report to Stockholders, incorporated herein by reference, for financial information relating to operating segments.

INDUSTRIAL SEGMENT

            Industrial segment products are sold throughout North America and account for most of the Company's sales in Europe, South America, Asia, South Africa, Australia and the Middle East. The Company's industrial businesses, which account for the vast majority of its international sales, sell directly to distributors, contractors and end-users, such as industrial manufacturing facilities, educational and governmental institutions and commercial establishments. The industrial segment generated $1.118 billion in sales for the fiscal year ended May 31, 2003 and is comprised of the following major product lines:

            - institutional roofing systems and sealants used in building protection, maintenance and weatherproofing applications marketed under the Company's TREMCO, REPUBLIC, VULKEM and DYMERIC brand names. Recently introduced products include sealants marketed under the DYMERIC 240FC and DYMONIC FC brand names;

            - high-performance polymer flooring systems for industrial, institutional and commercial facility floor surfaces marketed under the STONHARD brand name. Recently introduced products include flooring systems marketed under the STONBLEND RTZ and STONBLEND ETZ brand names. The Company also manufactures and supplies molded and pultruded fiberglass reinforced plastic gratings used for industrial platforms, staircases and walkways marketed under the FIBERGRATE brand name;

            - high-performance, heavy-duty corrosion control coatings and a supplier of structural and fireproofing protection products and secondary containment linings for a wide variety of industrial infrastructure applications marketed under the CARBOLINE, NULLIFIRE and PLASITE brand names;

            - exterior insulating finishing systems, including textured finish coats, sealers and variegated aggregate finishes marketed under the DRYVIT brand name; and

            - a variety of products for specialized applications, including powder coatings for exterior and interior applications marketed under the TCI brand name, fluorescent colorants and pigments marketed under the DAY-GLO brand name, concrete and masonry additives marketed under the

                  EUCO brand name, commercial carpet and floor cleaning solutions marketed under the CHEMSPEC brand name, specialty processing chemicals for the carpet and textile industries marked under the AMERICAN EMULSIONS brand name, wood and lumber treatments marketed under the KOP-COAT brand name, and pleasure marine coatings marketed under the PETTIT, WOOLSEY and Z-SPAR brand names.

CONSUMER SEGMENT

            The consumer segment manufactures professional use and do-it-yourself ("DIY") products for home maintenance and improvement, automotive and boat repair and maintenance, and hobby and leisure applications. The consumer segment's major manufacturing and distribution operations are located in North America. Consumer segment products are sold throughout north America to mass merchandisers, home centers, hardware stores, paint stores, automotive supply stores and craft shops. The consumer segment generated $0.966 billion in sales in the fiscal year ended May 31, 2003 and is comprised of the following major product lines:

            - small project rust-preventative, decorative and assorted specialty paints and coatings for the DIY and professional markets through a wide assortment of RUST-OLEUM brand products. In addition to the original line of rust-preventative coatings sold under the STOPS RUST brand name, leading brands within the RUST-OLEUM portfolio include AMERICAN ACCENTS, PAINTER'S TOUCH, TREMCLAD, HARD HAT, FLECTO, VARATHANE and WATCO. Recently introduced brands within the RUST-OLEUM portfolio include SPECIALTY PLASTIC PRIMER, EPOXY SHIELD, ROAD WARRIOR, INDUSTRIAL CHOICE MARKING AEROSOL and AUTOMOTIVE STOPS RUST;

            - a complete line of caulks and sealants, patch and repair products and adhesives for the home improvement, repair and construction markets through a wide assortment of DAP brand products. Leading brands within the DAP portfolio include ALEX PLUS, KWIK SEAL PLUS with MICROBAN, SIDE WINDER ADVANCED SIDING and WINDOW SEALANT, WELDWOOD, `33' GLAZING and PLASTIC WOOD. Recently introduced products include caulks and related products marketed under the DRYDEX, EASY SOLUTIONS and CRACKSHOT brand names;

            - a broad line of specialty primers and sealers marketed under the ZINSSER, B-I-N, BULLS EYE 1-2-3, COVER-STAIN and SEALCOAT UNIVERSAL brand names, as well as wallcovering removal and preparation coatings under the principal brands of DIF, PAPERTIGER and SHIELDZ. Recently introduced products include specialty primers marketed under the BULLS EYE WATERBASE and BULLS EYE OIL BASE brand names and wallcovering preparation products marketed under the ZINSSER PLUS MILDEWPROOF COMMERCIAL WALLCOVERING SYSTEM and PREPZ brand names; and

            - an assortment of other products, including autobody paints and repair products marketed under the BONDO brand name, hobby paints and cements marketed under the TESTORS brand name, wood furniture finishes and touch-up products marketed under the CCI, MOHAWK, CHEMICAL COATINGS and WESTFIELD COATINGS brand names, deck and fence restoration products marketed under the WOLMAN brand name and shellac-based chemicals for industrial uses, edible glazes and food coatings by MANTROSE-HAEUSER under the NATURE SEAL brand name.

HISTORICAL RESTRUCTURING ACTIVITY

            The Company actively pursues initiatives to enhance profitability by lowering its operating costs through focused corporate leadership and broad operating company support. In August 1999, the Company launched a comprehensive restructuring program aimed at permanently reducing its fixed costs by more than $23 million. The major features of the restructuring program included: (i) the closure of 17 facilities to eliminate redundancies in manufacturing, administration and distribution, (ii) a reduction of approximately 10% of the Company's work force and (iii) the consolidation of certain consumer product line distribution and warehousing activities to reduce costs and improve working capital efficiencies. This restructuring program was completed by May 31, 2001, and when combined with additional workforce reductions in response to slower economic conditions during the 2002 fiscal year, is believed by the Company to be generating savings in excess of management's initial objectives.

FOREIGN OPERATIONS

            The Company's foreign manufacturing operations for the fiscal year ended May 31, 2003 accounted for approximately 19% of its total sales (which does not include exports directly from the United States), although it also receives license fees and royalty income from numerous license agreements and also has joint ventures accounted for under the equity method in various foreign countries. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, China, Colombia, Germany, Italy, Mexico, New Zealand, The Netherlands, Poland, South Africa, the United Arab Emirates and the United Kingdom, and sales offices or public warehouse facilities in Australia, Canada, Finland, France, Germany, Hong Kong, Iberia, Mexico, the Philippines, Singapore, Sweden, the United Kingdom and several other countries. Information concerning the Company's foreign operations is set forth in Management's Discussion and Analysis of Results of Operations and Financial Condition, which appears in the Annual Report to Stockholders, incorporated herein by reference.

COMPETITION

            The Company is engaged in highly competitive industries and, with respect to all of its major products, faces competition from local, regional and national firms. The industries are fragmented, and the Company does not face competition from any one company in particular. However, several of the Company's competitors have greater financial resources and sales organizations than the Company. While third-party figures are not necessarily available with respect to the size of the Company's position in the market for each of its products, the Company believes that it is a major producer of roofing systems, aluminum coatings, cement-based paints, hobby paints, pleasure marine coatings, furniture finishing repair products, automotive repair products, industrial corrosion control products, consumer rust-preventative coatings, polymer flooring, fluorescent coatings and pigments, exterior insulation finish systems, molded and pultruded fiberglass reinforced plastic grating and shellac-based coatings. However, the Company does not believe that it has a significant share of the total protective coatings market. The following is a summary of the competition faced by the Company in various markets.

            Paints, Coatings, Adhesives and Sealants Industry

            In the market for paints, coatings, adhesives and sealants, the top ten producers account for approximately one-third of the global market. In addition to the Company, leading suppliers tend to focus on coatings while other companies focus on adhesives and sealants. This industry has experienced significant consolidation over the past several decades, however, the market remains fragmented, which creates further consolidation opportunities. Barriers to market entry are relatively high due to the lengthy interval between product development and market acceptance, the importance of brand identity, and the difficulty in establishing a reputation as a reliable supplier in this sector. Like the Company, most of the suppliers in this industry have a portfolio of products that span across the various markets.

            Consumer Home Improvement. Within the consumer segment, the Company generally serves the home improvement market with products designed for niche architectural, rust-preventative, decorative, special purpose, caulking and sealing applications. Products sold by the Company in this market include, but are not limited to, those sold under the RUST-OLEUM, DAP, ZINSSER and BONDO brand names. Leading manufacturers of home improvement-related coatings, adhesives and sealants market their products to DIY users, professional contractors, industrial contractors, and industrial end-users through a wide range of distribution channels including home improvement centers, mass merchandisers, hardware stores, paint stores and industrial distributors. Competitors in this market generally compete for market share by marketing and building upon brand recognition, providing customer service and developing new products based on customer needs.

            Special Purpose-- Industrial Maintenance Protective Coatings. Anti-corrosion protective coatings must withstand the destructive elements of nature and other operating processes under harsh environments and conditions. Some of the larger consumers of high-performance protective and corrosion control coatings are the oil and gas, pulp and paper, petrochemical, shipbuilding and public utility industries. In the public sector, corrosion control coatings are used on structures such as bridges and in water and wastewater treatment plants. These markets are highly fragmented. The Company and its competitors gain market share in this industry by supplying a variety of high quality products and offering customized solutions. The Company sells products marketed primarily under the CARBOLINE, PLASITE, and TCI brand names to this market.

            Roofing Systems Industry

            In the roofing industry, reroofing applications account for three-quarters of U.S. demand, with the remaining quarter made up by the new roofing segment. The largest manufacturers focus primarily on residential roofing as well as single-ply systems for low-end commercial and institutional applications, competing mainly on price and minimally on service. In contrast, the Company competes primarily in the higher-end, multi-ply and modified bitumen segments of the built-up and low-slope roofing industry. This niche within the larger market tends to exhibit less commodity-market characteristics, with customers valuing the greater protection and longer life provided by these roofing systems, as well as ongoing maintenance, inspection and technical services. Typical customers demanding higher-performance roofing systems include governmental facilities, universities, hospitals and certain manufacturing facilities. The Company markets to this industry primarily under its TREMCO line of products.

            Construction Chemicals Industry

            Flooring Systems. Polymer flooring systems are used in industrial, commercial and, to a lesser extent, residential applications to provide a smooth, seamless surface that is impervious to penetration by water and other substances. Polymer flooring systems are based primarily on epoxy resins, although urethane products have experienced significant growth in recent years. Most flooring is applied during new construction, but there is also a significant repair and renovation market. Key performance attributes in polymer flooring systems that distinguish competitors include static control, chemical resistance, contamination control, durability and aesthetics. The Company primarily markets under the STONHARD and FIBERGRATE brand names in this industry. This market is also fragmented.

            Sealants, Concrete and Masonry Products. Sealants used in a variety of construction applications include urethane and silicone-based products designed for sealing windows and commercial buildings, waterproofing, fireproofing and concrete sealing, among others. In the concrete and masonry additives market, a variety of chemicals can be added to cement, concrete, asphalt and other masonry to improve the processability, performance, or appearance of these products. Chemical cement admixtures are typically grouped according to functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. Key attributes that differentiate competitors in these markets include quality assurance, on-the-job consultation and the provision of value-added engineered products. The Company primarily offers products marketed under the EUCO, REPUBLIC, VULKEM, DYMERIC, TUFF-N-DRI and WATCHDOG WATERPROOFING brand names in this industry.

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

            Day-Glo Color Corp., a subsidiary of the Company, is the owner of more than 50 trademark registrations of the mark "DAY-GLO(R)" in numerous countries and the United States for a variety of fluorescent products. There are also many other foreign and domestic registrations for other trademarks of the Day-Glo Color Corp., for a total of more than 100 registrations. These registrations are valid for a variety of terms ranging from one year to 20 years, which terms are renewable as long as the marks continue to be used. These registrations are maintained and renewed on a regular basis.

            Rust-Oleum Brand Company, a subsidiary of the Company, is the owner of more than 50 United States trademark registrations for the mark "RUST-OLEUM(R)" and other trademarks covering a variety of rust-preventative coatings sold by Rust-Oleum Corporation. There are also many foreign registrations for "RUST-OLEUM(R)" and the other trademarks used on products sold by Rust-Oleum Corporation, for a total of nearly 400 registrations. These registrations are valid for a variety of terms ranging from one year to 20 years, which terms are renewable for as long as the marks continue to be used. These registrations are maintained and renewed on a regular basis.

            Carboline Company, a subsidiary of the Company, is the owner of a United States trademark registration for the mark "CARBOLINE(R)." Carboline Company is also the owner of several other United States registrations for other trademarks. These registrations are maintained and renewed on a regular basis.

            DAP Brands Company, a subsidiary of the Company, is the owner of more than 150 United States and foreign trademark applications and registrations which include the mark "DAP(R)." DAP Products Inc. is also the owner of many other United States and foreign registrations for other trademarks, including "PUTTY KNIFE(R)." These registrations are maintained and renewed on a regular basis.

            Tremco Incorporated, a subsidiary of the Company, is the owner of more than 100 registrations for the mark and name "TREMCO(R)" in numerous countries and the United States for a variety of sealants and coating products. There are also many other foreign and domestic registrations for other trademarks of Tremco Incorporated, for a total of more than 800 registrations and applications. The registrations are valid for a variety of terms ranging from one year to 20 years, which terms are renewable as long as the marks continue to be used. These registrations are maintained and renewed on a regular basis.

            The Company's other principal product trademarks include:
ALUMANATION(R), AVALON(R), B-I-N(R), BITUMASTIC(R), BONDO(R), BULLS EYE 1-2-3(R), DRYVIT(R), DYMERIC(R), DYNALITE(R), DYNATRON(R), EASY FINISH(R), FLECTO(R), EPOXSTEEL(R), FIBERGRATE(R), FLOQUIL(R), GEOFLEX(R), MAR-HYDE(R), MOHAWK and DESIGN(R), OUTSULATION(R), PARASEAL(R), PERMAROOF(R), PETTIT(TM), PLASITE(R), SANITILE(R), STONCLAD(R), STONHARD(R), STONLUX(R), TCI(R), TESTORS(R), ULTRALITE(TM), VARATHANE(R), VULKEM(R), WOOLSEY(R), ZINSSER(R) and Z-SPAR(R); and, in Europe, NULLIFIRE(R), RADGLO(R) and MARTIN MATHYS(R).

RAW MATERIALS

            The Company does not have any single source suppliers of raw materials that are material to its business, and the Company believes that alternate sources of supply of raw materials are available to the Company for most of its raw materials. Where shortages of raw materials have occurred, the Company has been able to reformulate products to use more readily available raw materials. Although the Company has been able to reformulate products to use more readily available raw materials in the past, the Company cannot guaranty that it will have the ability to do so in the future.

SEASONAL FACTORS

            The Company's business is dependent on external weather factors. The Company historically experiences strong sales and net income in its first, second and fourth fiscal quarters comprised of the three month periods ending August 31, November 30 and May 31, respectively, with weaker performance in its third fiscal quarter (December through February).

CUSTOMERS

      Eight large consumer segment accounts, such as DIY home centers, represented approximately 23% of the Company's total sales for the fiscal year ended May 31, 2003. Sales to The Home Depot represented 12% of the Company's total sales for the last fiscal year. Except for sales to these customers, the Company's business is not dependent upon any one customer or small group of customers but is rather dispersed over a substantial number of customers.

BACKLOG

      The Company historically has not had a significant backlog of orders, nor was there a significant backlog during the last fiscal year.

RESEARCH

      The Company's research and development work is performed in various laboratory locations throughout the United States. During fiscal years 2003, 2002 and 2001, the Company invested approximately $23.8 million, $20.9 million and $21.8 million, respectively, on research and development activities. In addition to this laboratory work, the Company views its field technical service as being integral to the success of its research activities. The research and development activities and the field technical service costs are both included as part of selling, general and administrative expenses.

ENVIRONMENTAL MATTERS

      The Company is subject to numerous foreign, federal, state and local environmental protection and health and safety laws and regulations governing, among other things:

      - the sale, export, generation, storage, handling, use and transportation of hazardous materials;

      - the emission and discharge of hazardous materials into the soil, water and air; and

      -     the health and safety of the Company's employees.

      The Company is also required to obtain permits from governmental authorities for certain operations. The Company cannot guarantee that it has been or will be at all times in complete compliance with such laws, regulations and permits. If the Company violates or fails to comply with these laws, regulations or permits, it could be fined or otherwise sanctioned by regulators.

      Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. Persons who arrange for the disposal or treatment of hazardous substances also may be responsible for the cost of removal or remediation of these substances, even if such persons never owned or operated any disposal or treatment facility. Certain of the Company's subsidiaries are involved in various environmental claims, proceedings and/or remedial activities relating to facilities currently or previously owned, operated or used by these subsidiaries, or their predecessors. In addition, the Company or its subsidiaries, together with other parties, have been designated as potentially responsible parties, or PRPs, under federal and state environmental laws for the remediation of hazardous waste at certain disposal sites. In addition to clean-up actions brought by federal, state and local agencies, plaintiffs could raise personal injury, natural resource damage or other private claims due to the presence of hazardous substances on a property. Environmental laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of hazardous substances.

      The Company has in the past, and will in the future, incur costs to comply with environmental laws. Environmental laws and regulations are complex, change frequently and have tended to become stringent over time. In addition, costs may vary depending on the particular facts and development of new information. As a result, the Company's operating expenses and continuing capital expenditures may increase. More stringent standards may also limit its operating flexibility. In addition, to the extent hazardous materials exist on or under real property, the value and future use of that real property may be adversely affected. Because the Company's competitors will have similar restrictions, the Company's management believes that compliance with more stringent environmental laws and regulations is not likely to affect the Company's competitive position. However, a significant increase in these costs could adversely affect the Company's business, results of operations, financial condition or cash flows. For information regarding environmental accruals, see Note H (Contingencies and Loss Reserves) of the Notes to Consolidated Financial Statements which appear in the Annual Report to Stockholders, incorporated herein by reference.

EMPLOYEES

      As of May 31, 2003, the Company employed 7,685 persons, of whom 627 were represented by unions under contracts which expire at varying times in the future. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

      The Company's corporate headquarters and a plant and offices for one subsidiary are located on an 119-acre site in Medina, Ohio, which is owned by the Company. As of May 31, 2003, the Company's operations occupied a total of approximately 7.6 million square feet, with the majority, approximately 6.0 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 7.3 million square feet occupied, 5.2 million square feet are owned and 2.1 million square feet are occupied under operating leases. In addition, approximately 0.3 million owned square feet is associated with property intended to be sold or sublet in conjunction with the Company's restructuring program.

      Set forth below is a description, as of May 31, 2003, of the Company's principal manufacturing facilities which management believes are material to the Company's operations:


                                         APPROXIMATE
                                         SQUARE FEET
                         BUSINESS/           OF
      LOCATION           SEGMENT         FLOOR SPACE        LEASED OR OWNED
      --------           -------         -----------        ---------------
   Pleasant             Rust-Oleum         303,200            Owned
   Prairie,             (Consumer)
     Wisconsin

   Toronto,               Tremco           207,200            Owned
   Ontario,            (Industrial)
     Canada

   Cleveland, Ohio        Euclid           173,000            Owned
                         Chemical
                       (Industrial)

   Cleveland, Ohio        Tremco           160,300            Owned
                       (Industrial)

   Cleveland, Ohio       Day-Glo           147,200            Owned
                       (Industrial)

   Baltimore,              DAP             144,200            Owned
   Maryland             (Consumer)

   Tipp City, Ohio         DAP             140,000            Owned
                        (Consumer)

   Lake Charles,        Carboline          114,300            Owned
   Louisiana           (Industrial)

   LaSage, West          Zinsser           112,000            Owned
   Virginia             (Consumer)

   Somerset, New         Zinsser           110,000            Owned
   Jersey               (Consumer)

   Maple Shade,          Stonhard           77,500            Owned
   New Jersey          (Industrial)

      The Company leases certain of its properties under long-term leases. Some of the leases provide for increased rent based on an increase in the cost-of-living index. For information concerning the Company's rental obligations, see Note E (Leases) of Notes to Consolidated Financial Statements which appear in the Annual Report to Stockholders, incorporated herein by reference. Under all of its leases, the Company is obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.

      The Company believes that its manufacturing plants and office facilities are well maintained and suitable for the operations of the Company.

ITEM 3. LEGAL PROCEEDINGS.

EIFS LITIGATION

As previously reported, Dryvit is a defendant or co-defendant in numerous exterior insulated finish systems ("EIFS") related lawsuits. As of May 31, 2003, Dryvit was a defendant or co-defendant in approximately 500 single family residential EIFS cases, the majority of which are pending in the Southeastern region of the U.S. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit's EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

As previously reported, Dryvit settled the North Carolina class action styled Ruff, et al. v. Parex, Inc., et al. ("Ruff"). As of August 4, 2003, a cumulative total of 726 claims had been submitted to the Ruff claims administrator for verification and validation since the January 17, 2000 notice to the Ruff class. Of these 726 claims, 154 claims were rejected and 363 claims were paid in the aggregate amount of approximately $5.4 million pursuant to funding arrangements with Dryvit's insurers. The claim period for filing claims in the Ruff class action expired on January 17, 2003. The remaining submitted claims are at various stages of investigation, review and validation by the Ruff claims administrator. Based on the funding commitments in place to cover the Ruff claims, Dryvit does not expect the costs of resolving the residual claims to be material.

As previously reported, Dryvit is a defendant in an attempted state class action filed on November 14, 2000 in Jefferson County, Tennessee styled Bobby
R. Posey, et al. v. Dryvit Systems, Inc. (formerly styled William J. Humphrey, et al. v. Dryvit Systems, Inc.) (Case No. 17,715-IV) ("Posey"). As previously reported, a preliminary approval order was entered on April 8, 2002 in the Posey case for a proposed nationwide class action settlement covering, "All Persons who, as of June 5, 2002, in any State other than North Carolina, in whole or in part, with Dryvit EIFS installed after January 1, 1989, except persons who (1) prior to June 5, 2002, have settled with Dryvit, providing a release of claims relating to Dryvit EIFS; or (2) have not obtained a judgment against Settling Defendant for a Dryvit EIFS claim, or had a judgment entered against them on such a claim in Settling Defendants' favor; and (3) any employees of Dryvit." Nationwide notice to all eligible class members began on or about June 13, 2002. Any person who wished to be excluded from the Posey settlement was provided an opportunity to individually "opt out" and thus not be bound by the final Posey order.

A fairness hearing was held on October 1, 2002 (which continued on December 16, 2002), for the court to determine whether the proposed settlement is fair, reasonable and adequate. An order and judgment granting final approval of the settlement was entered on January 14, 2003. Subsequent to the Final Order, two class members filed motions to amend or alter the Final Order. These motions were denied by the Posey trial court on March 7, 2003. By virtue of the filing of these motions, the time period for filing any notices of appeal was extended until April 8, 2003. Several notices of appeal have been filed by class members and/or persons seeking to intervene many of whom Dryvit believes have no standing to complain about the settlement. Dryvit intends to vigorously challenge any appeals and expects that the Final Order will be upheld.

Dryvit's insurers have paid or are currently paying a portion of Dryvit's defense costs in the class actions, and individual commercial and residential EIFS lawsuits. Dryvit, the Company's wholly-owned captive insurer, First Colonial Insurance Company, and certain of Dryvit's umbrella insurers have been parties to cost-sharing agreements the terms of which are subject to periodic renegotiation. Under the current cost-sharing agreements and funding obtained from one of Dryvit's historical carriers, Dryvit's insurers have covered a substantial portion of Dryvit's indemnity and defense costs and Dryvit expects that its future EIFS litigation costs will continue to be substantially covered by insurance; however, Dryvit will be assuming a greater share of the costs in certain types of cases depending on the applicable date of construction. Dryvit has secured sufficient funding commitments to cover a substantial portion of the anticipated costs of the Posey settlement. Since Dryvit does not presently have sufficient claims experience under the proposed Posey settlement, it is possible that the rate of actual claims may, at some point in the future, exceed management's current expectations. In addition, based on consultation with counsel, management believes that to the extent some of the Posey settlement costs are not covered by existing funding commitments, such amounts will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ASBESTOS LITIGATION

As previously reported, certain of the Company's wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as "the Subsidiaries"), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in four states - Illinois, Ohio, Mississippi and Texas. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by one of the Company's Subsidiaries.

The Company's Subsidiaries vigorously defend these asbestos-related lawsuits and in many cases, the plaintiffs are unable to demonstrate that any injuries they have incurred, in fact, resulted from exposure to one of our Subsidiaries' products. In such cases, the Subsidiary is generally dismissed without payment. With respect to those cases where compensable disease, exposure and causation are established with respect to one of our Subsidiaries' products, the Subsidiary generally settles for amounts that reflect the confirmed disease, the particular jurisdiction, applicable law, the number and solvency of other parties in the case and various other factors which may influence the settlement value each party assigns to a particular case at the time.

As of May 31, 2003, the Company had a total of 2,002 active asbestos cases compared to a total of 1,784 cases as of May 31, 2002. For the fiscal year ended May 31, 2003, the Company's dismissals and/or settlements covered 1,846 cases for a total of $5.44 million, net of insurer payments and defense costs. For the comparable period ended May 31, 2002, the Company's dismissals and/or settlements covered 396 cases for a total of $2.49 million, net of insurer payments and defense costs. For the fourth quarter ended May 31, 2003, the Company secured dismissals and/or settlements of 503 cases, the total cost of which collectively to the Company, net of insurer payments and defense costs, amounted to $1.9 million. The Company secured dismissals and/or settlements for 236 cases for $1.36 million, net of insurer payments and defense costs, for the prior year fourth quarter ended May 31, 2002. In some jurisdictions, the dismissal or settlement of a case may involve more than one individual plaintiff.

Beginning in the fourth quarter of fiscal 2002 continuing into fiscal 2003, the Company's Subsidiaries (principally Bondex), incurred higher settlement and defense costs resulting from higher settlement demands in certain jurisdictions due primarily to the insolvency of other co-defendants in the asbestos litigation which, in many cases, disproportionately increased our Subsidiaries' share of the alleged liability. The Company expects that it will continue to experience these higher settlement and defense costs during the current fiscal year. The federal legislative initiative aimed at the establishment of a trust fund coupled with recent state tort law changes could significantly alter future settlement values and claim rates. Based on the significant increase in asbestos claims and the inequitable impact of joint and several liability laws on Bondex, as previously reported, our undisputed third-party insurance was depleted during the first quarter of 2004. Prior to this sudden and precipitous increase in claims and settlement values, the combination of reserves and available insurance was expected to adequately cover our asbestos claims for the foreseeable future.

As previously disclosed, during the fourth quarter of fiscal 2003, the Company engaged an outside advisor to assist its Subsidiaries in evaluating their asbestos-related liabilities. Estimating the future cost of these asbestos related contingent liabilities is subject to many uncertainties, including (i) the ultimate number of claims filed against the Subsidiaries, (ii) the cost of resolving both current known and future unknown claims, (iii) the amount of insurance available to cover such claims, (iv) future earnings and cash flow of the Company's Subsidiaries, (v) the impact of bankruptcies of other companies whose share of liability may be imposed on the Company's Subsidiaries under certain state liability laws, (vi) the unpredictable aspects of the litigation process including the scheduling of trial dates and the jurisdictions in which trials are scheduled, (vii) the lack of specific information in many cases concerning exposure to the Subsidiaries' products and the claimants' diseases, and (viii) potential changes in applicable federal and/or state law. Recently adopted state tort law changes have created significant uncertainty with respect to future defense strategies, settlement values and, over time, are expected to impact claim frequency and severity. The changes generally provide for liability to be determined on a proportional cause basis. These state law changes are not expected to have an impact on asbestos litigation until the latter part of fiscal 2004. Therefore, at this time, the Company has concluded that the potential liability that may result from all known and future unknown claims is not presently estimable.

The Company has, however, established a reserve for those pending cases that have progressed to a stage where the cost to dispose of these cases can reasonably be estimated. For those claims for which the Company has been able to develop estimates, it has done so in consultation with its outside advisor and defense counsel taking into account both historical and current settlement values. The reserve was established by taking an asbestos charge in fiscal 2003 of $140,000,000 for measurable known claims and a provision for those foreseeable future claims that can presently be estimated. We believe this asbestos reserve will be sufficient to cover our Subsidiaries' asbestos-related cash flow requirements for approximately three years.

The Company recognizes that future facts, events and legislation (both state and/or federal) may alter its estimates of both its pending and future claims. The Company cannot estimate possible liabilities in excess of those accrued because it cannot predict the number of additional claims that may be filed against its Subsidiaries in the future, the grounds for such claims, the damages that may be demanded in such claims or the probable outcome of such claims. The Company, in conjunction with outside advisors, will continue to study its Subsidiaries' asbestos-related exposures, and regularly evaluate the adequacy of this reserve and the related cash flow implications in light of actual claims experience, the impact of state law changes and the evolving nature of federal legislative efforts to address asbestos litigation.

As previously disclosed, the Company's Subsidiaries' undisputed third party insurance coverage was depleted during the first quarter of the 2004 fiscal year. Since the third quarter of fiscal 2003, the Company's Subsidiaries have been in the process of reviewing their known (and searching for any additional unknown) insurance policies to determine whether or not other insurance limits may be available to cover its asbestos liabilities. On July 3, 2003, certain of the Company's Subsidiaries filed a complaint for declaratory judgment, breach of contract and bad faith in the U.S. Federal District Court (Northern District of Ohio, Eastern Division) against several of their third party insurers who had issued liability insurance policies that provided various types of primary and excess coverage during various policy periods between 1968 and 1984. Under the liability insurance policies, these insurers had provided defense and/or indemnity coverage to certain of the Company's Subsidiaries for asbestos bodily injury claims. This coverage action was filed when these insurers ceased providing defense and/or indemnity coverage to certain of the Company's Subsidiaries and wrongfully claimed that aggregate limits of liability of their respective insurance policies have been exhausted. The Company is unable at the present time to predict the outcome of this recently filed action.

ENVIRONMENTAL PROCEEDINGS

      As previously reported, several of the Company's Subsidiaries are, from time to time, identified as a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental statutes. In some cases, the Company's Subsidiaries are participating in the cost of certain clean-up efforts or other remedial actions. The Company's share of such costs, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on the Company's consolidated financial condition or results of operations. See also "Item 1-Business-Environmental Matters" included in this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT*.

      The name, age and positions of each executive officer of the Company as of August 1, 2003 are as follows:

Name                       Age         Position and Offices with the Company
----                       ---         -------------------------------------
Frank C. Sullivan           42      President and Chief Executive Officer
Ronald A. Rice              40      Senior Vice President - Administration and
                                    Assistant Secretary

P. Kelly Tompkins           46      Senior Vice President, General Counsel and
                                    Secretary
Dennis F. Finn              50      Vice President - Environmental and
                                    Regulatory Affairs
Glenn R. Hasman             49      Vice President - Finance and Communications


Name                       Age         Position and Offices with the Company
----                       ---         -------------------------------------
Paul G. P. Hoogenboom       43      Vice President - Operations and Chief
                                    Information Officer
Stephen J. Knoop            38      Vice President - Corporate Development
Robert L. Matejka           60      Vice President, Chief Financial Officer
                                    and Controller

Keith R. Smiley             41      Vice President, Treasurer and Assistant
                                    Secretary

-----------------------
      * Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

      Frank C. Sullivan was elected Chief Executive Officer on October 11, 2002 and President on August 5, 1999. From October 2001 to October 2002, Mr. Sullivan served as the Company's Chief Operating Officer. From October 1995 to August 1999 he served as Executive Vice President, and was Chief Financial Officer from October 1993 to August 1999. Mr. Sullivan served as a Vice President from October 1991 to October 1995. Prior thereto, he served as Director of Corporate Development of the Company from February 1989 to October 1991. Mr. Sullivan served as Regional Sales Manager, from February 1988 to February 1989, and as a Technical Service Representative, from February 1987 to February 1988, of AGR Company, an Ohio General Partnership formerly owned by the Company. Prior thereto, Mr. Sullivan was employed by First Union National Bank from 1985 to 1986 and Harris Bank from 1983 to 1985. Mr. Sullivan is employed as President and Chief Executive Officer under an employment agreement that provides for automatic annual renewal. Mr. Sullivan is the son of Thomas C. Sullivan, Chairman of the Board of Directors of the Company.

      Ronald A. Rice was elected Senior Vice President-Administration on October 11, 2002 and Assistant Secretary on August 5, 1999. From October 2001 to October 2002, he served as Vice President-Administration. From August 1999 to October 2001, Mr. Rice served as the Company's Vice President-Risk Management and Benefits. From 1997 to August 1999, he served as Director of Risk Management and Employee Benefits, and from 1995 to 1997 he served as Director of Benefits. From 1985 to 1995, Mr. Rice served in various capacities with the Wyatt Company, most recently he served as Senior Account Manager from 1992 to 1995. Mr. Rice is employed as Senior Vice President-Administration under an employment agreement that provides for automatic annual renewal. Mr. Rice is also an Assistant Secretary of the Company.

      P. Kelly Tompkins was elected Senior Vice President of the Company on October 11, 2002. He has served as General Counsel and Secretary since June 1998, and served as Vice President from June 1998 to October 2002. From June 1996 to June 1998, Mr. Tompkins served as Assistant General Counsel. From 1987 to 1995, Mr. Tompkins was employed by Reliance Electric Company in various positions including Senior Corporate Counsel, Director of Corporate Development and Director of Investor Relations. From 1985 to 1987, Mr. Tompkins was employed as a litigation attorney by Exxon Corporation. Mr. Tompkins is employed as Senior Vice President, General Counsel and Secretary under an employment agreement that provides for automatic annual renewal.

      Dennis F. Finn was elected Vice President-Environmental and Regulatory Affairs on October 12, 2001. Prior to joining the Company in November 2000 as director of environmental and regulatory affairs, Mr. Finn served for 10 years as director of environmental health and safety at

Day-Glo Color Corp., one of the Company's operating companies. He also held various positions with Nalco Chemical Company and IIT Research Institute.

      Glenn R. Hasman was elected Vice President-Finance and Communications on August 1, 2000. Mr. Hasman served as Vice President-Controller from August 1999 to August 2000, as Vice President-Financial Operations from October 1997 to August 1999, as Vice President-Administration from October 1993 to October 1997 and as Controller from July 1990 to October 1993. From September 1982 through July 1990, Mr. Hasman served in a variety of management capacities, most recently Vice President-Operations and Finance, Chief Financial Officer and Treasurer, with a former wholly-owned subsidiary of the Company. From 1979 to 1982, Mr. Hasman served as RPM's Director of Internal Audit and from 1976 to 1979 he was associated with Ciulla, Smith & Dale, LLP, independent accountants. Mr. Hasman is employed as Vice President-Finance and Communications under an employment agreement that provides for automatic annual renewal.

      Paul G. P. Hoogenboom was elected Vice President-Operations on August 1, 2000 and as Chief Information Officer on October 11, 2002. Mr. Hoogenboom served as Vice President and General Manager of the Company's e-commerce subsidiary, RPM-e/c, Inc., in 1999. From 1998 to 1999, Mr. Hoogenboom was a Director of Cap Gemini, a computer systems and technology consulting firm. During 1997, Mr. Hoogenboom was employed as a strategic marketing consultant for Xylan Corporation, a network switch manufacturer. From 1994 to 1997, Mr. Hoogenboom was Director of Corporate I.T. and Communications for A.W. Chesterton Company, a manufacturer of fluid sealing systems. Mr. Hoogenboom is employed as Vice President-Operations and Chief Information Officer under an employment agreement that provides for automatic annual renewal.

      Stephen J. Knoop was elected Vice President-Corporate Development on August 5, 1999. From June 1996 to August 1999, Mr. Knoop served as Director of Corporate Development of the Company. From 1990 to May 1996, Mr. Knoop was an attorney at Calfee, Halter & Griswold LLP. Mr. Knoop is employed as Vice President-Corporate Development under an employment agreement that provides for automatic annual renewal.

      Robert L. Matejka was elected Chief Financial Officer on October 12, 2001 and Vice President-Controller on August 1, 2000. From 1995 to 1999, he served as Vice President-Finance of the motor and drive systems businesses of Rockwell International Corporation. From 1973 to 1995, Mr. Matejka served in various capacities with Reliance Electric Company, most recently as its Assistant Controller. From 1965 to 1973, he was an Audit Supervisor with Ernst & Young. Mr. Matejka is employed as Chief Financial Officer and Vice President-Controller under an employment agreement that provides for automatic annual renewal.

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

                                     PART II

ITEM 5.     MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

            RPM shares of Common Stock are traded on the New York Stock Exchange under the symbol RPM. The high and low sales prices for the shares of Common Stock, and the cash dividends paid on the Common Stock, for each quarter of the two most recent fiscal years is set forth in the table below.

                  RANGE OF SALES PRICES AND DIVIDENDS PAID

                                                                       Dividends
                                                                            Paid
                                                                             Per
                   Fiscal 2003          High             Low               Share
                   -----------          ----             ---               -----
                   1st Quarter   $   16.59        $   11.58               $0.125
                   2nd Quarter       16.01            12.90               $0.130
                   3rd Quarter       15.90             9.29               $0.130
                   4th Quarter       12.50             9.10               $0.130

                                                                       Dividends
                                                                            Paid
                                                                             Per
                    Fiscal 2002        High             Low                Share
                    -----------        ----             ---                -----
                   1st Quarter   $  11.15         $   8.02                $0.125
                   2nd Quarter      15.05             7.91                $0.125
                   3rd Quarter      17.08            12.90                $0.125
                   4th Quarter      17.87            14.15                $0.125

--------------------

Source: The Wall Street Journal

            Cash dividends are payable quarterly, upon authorization of the Board of Directors. Regular payment dates are approximately the 30th day of July, October, January and April. RPM maintains a Dividend Reinvestment Plan whereby cash dividends, and a maximum of an additional $5,000 per month, may be invested in RPM Common Stock purchased in the open market at no commission cost to the participant.

            The number of holders of record of RPM Common Stock as of August 15, 2003 was approximately 38,684.

RECENT SALES OF UNREGISTERED SECURITIES.

      On May 13, 2003, the Company sold approximately $247.5 million in aggregate principal amount at maturity of 2.75 percent senior convertible notes due 2033 to qualified institutional buyers, resulting in approximately $122.5 million gross proceeds to RPM. On May 23, 2003, the Company sold an additional approximately $49.5 million aggregate principal amount at maturity of the senior convertible notes due 2033 (resulting in approximately $24.5 million additional gross proceeds to RPM) to cover the over-allotment option granted by the Company to the initial purchasers in the offering. Each note was issued at a price of $505.19 and is convertible into the

Company's Common Stock at a conversion ratio of 27.0517 shares per $1,000 principal amount at maturity of the notes, subject to certain adjustments.

            The offering was made only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The Company used the net proceeds of the offering to repay existing indebtedness under its $500 million revolving credit facility. The securities have not been registered under the Securities Act of 1933 or any state securities laws, and unless so registered may not be offered or sold in the United States, except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act of 1933 and applicable state securities laws. Pursuant to a Registration Rights Agreement between the Company and the initial purchasers, the Company is required to prepare and file a registration statement to register the notes and underlying Common Stock under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

            The following table sets forth selected consolidated financial data of the Company for each of the five years during the period ended May 31, 2003. The data was derived from the annual Consolidated Financial Statements of the Company which have been audited by Ciulla, Smith & Dale, LLP, independent accountants.

                                                     FISCAL YEARS ENDED MAY 31,
                                    ----------------------------------------------------------
                                    2003         2002*         2001         2000          1999
                                    ----         -----         ----         ----          ----
                                    (Amounts in thousands, except per share and percentage data)
Net sales                       $2,083,489    $1,986,126    $2,007,762    $1,962,410    $1,720,628
Income before income taxes          47,853       154,124       101,487        71,761       159,597
Net income                          35,327       101,554        62,961        40,992        94,546
Return on sales %                      1.7%          5.1%          3.1%          2.1%          5.5%
Basic earnings per share              0.31          0.97          0.62          0.38          0.87
Diluted earnings per share            0.30          0.97          0.62          0.38          0.86
Stockholders' equity               877,008       858,106       639,710       645,724       742,876
Stockholders' equity per              7.61          8.22          6.26          6.02          6.83
share
Return on stockholders'                4.1%         13.6%          9.8%          5.9%         14.4%
equity %
Average shares outstanding         115,294       104,418       102,202       107,221       108,731
Cash dividends paid                 59,139        52,409        50,605        51,901        50,446
Cash dividends per share            0.5150        0.5000        0.4975        0.4850        0.4645
Retained earnings                  385,791       409,603       360,458       348,102       359,011
Working capital                    500,444       479,041       443,652       408,890       402,870
Total assets                     2,247,211     2,078,844     2,078,490     2,099,203     1,737,236
Long-term debt                     724,846       707,921       955,399       959,330       582,109
Depreciation and amortization       58,674        56,859        81,494        79,150        62,135


Note: Acquisitions made by the Company during the periods presented may impact comparability from year to year. For information concerning acquisitions for fiscal year 2003, see Note A of Notes to Consolidated Financial Statements, which appear in the Annual Report to Stockholders, incorporated herein by reference.

      *Reflects the adoption of SFAS No. 142 regarding "Goodwill and Other Intangible Assets". See Note A to Notes to Consolidated Financial Statements, which appear in the Annual Report to Stockholders, incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The information required by this item is set forth at pages 16 through 25 of the 2003 Annual Report to Stockholders, incorporated herein by reference.

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

Interest Rate Risk

            The Company's primary interest rate risk exposure results from floating rate debt including various revolving credit and other lines of credit. At May 31, 2003, approximately 51% of the Company's total long-term debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1%) from May 31, 2003 rates, and assuming no changes in long-term debt from the May 31, 2003 levels, the additional annual expense would be approximately $3.7 million on a pre-tax basis. The Company currently does not hedge its exposure to this floating rate interest rate risk.

Foreign Currency Risk

            The Company's foreign sales and results of operations are subject to the impact of foreign currency fluctuations. As most of the Company's foreign operations are in countries with fairly stable currencies, such as the United Kingdom, Belgium and Canada, this effect has not been material. In addition, foreign debt is denominated in the respective foreign currency, thereby eliminating any related translation impact on earnings. If the U.S. dollar continues to weaken, the Company's foreign results of operations would be positively impacted, but the effect would not be expected to be material. A 10% change in foreign currency exchange rates would not have resulted in a material impact on the Company's net income for the fiscal year ended May 31, 2003. The Company does not currently hedge against the risk of exchange rate fluctuations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            The information required by this item is set forth at pages 26 through 45 of the 2003 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            Information required by this item as to the Directors of the Company appearing under the caption "Proposal One - Election of Directors" in the Company's 2003 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as
Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 2003 Proxy Statement under the heading "Proposal One - Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

            The information required by this item is set forth in the 2003 Proxy Statement under the heading "Proposal One - Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

            The information required by this item is set forth in the 2003 Proxy Statement under the headings "Share Ownership of Principal Holders and Management" and "Proposal One - Equity Compensation Plan Information," which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The information required by this item is set forth in the 2003 Proxy Statement under the heading "Proposal One - Election of Directors," which information is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

        (a)     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

        The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of May 31, 2003 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

        (b)     CHANGES IN INTERNAL CONTROLS.

        There were no changes in the Company's internal controls that occurred during the fiscal quarter ended May 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K.

(a) The following documents are filed as part of this 2003 Annual Report on Form 10-K:

      1. Financial Statements. The following consolidated financial statements of the Company and its subsidiaries and the report of independent auditors thereon, included in the 2003 Annual Report to Stockholders on pages 26 through 45, are incorporated by reference in Item 8:

      Independent Auditors' Report

      Consolidated Balance Sheets -
      May 31, 2003 and 2002

      Consolidated Statements of Income -
      years ended May 31, 2003, 2002 and 2001

      Consolidated Statements of Stockholders'
      Equity - years ended May 31, 2003, 2002
      and 2001

      Consolidated Statements of Cash Flows -
      years ended May 31, 2003, 2002 and
      2001

      Notes to Consolidated Financial
      Statements (including Unaudited Quarterly

      Financial Information)

      2. Financial Statement Schedules. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of independent auditors thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the 2003 Annual Report to Stockholders:

      Schedule                                              Page No.
      --------                                              --------
      Independent Auditors' Report ......................        S-1

      Schedule II - Valuation and Qualifying
      Accounts and Reserves .............................        S-2

      All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

      3.    Exhibits.

            See the Index to Exhibits at page E-1 of this Annual Report on Form 10-K.

(b)   Reports on Form 8-K.

            The Company filed a Current Report on Form 8-K on April 14, 2003 to report that it had issued a press release dated the same date, announcing the Company's third quarter earnings.

            The Company filed a Current Report on Form 8-K on April 30, 2003 to report the mailing of its Nine-Month Report to its Stockholders.

            The Company filed a Current Report on Form 8-K on May 9, 2003 related to a press release disclosing information regarding the Company's private offering of senior convertible notes.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                RPM INTERNATIONAL INC.

Date:  August 29, 2003                    By:   /s/ Frank C. Sullivan
                                                ------------------------------
                                                Frank C. Sullivan
                                                President and
                                                Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title
/s/ Frank C. Sullivan                     President and Chief Executive Officer
------------------------                  and a Director
Frank C. Sullivan                         (Principal Executive Officer)


/s/ Robert L. Matejka                     Vice President, Chief Financial Officer
------------------------                  and Controller
Robert L. Matejka                         (Principal Financial Officer)

/s/ Thomas C. Sullivan                    Chairman and a Director
------------------------
Thomas C. Sullivan

/s/ Dr. Max D. Amstutz                    Director
------------------------
Dr. Max D. Amstutz

/s/ Edward B. Brandon                     Director
------------------------
Edward B. Brandon

/s/ Bruce A. Carbonari                    Director
------------------------
Bruce A. Carbonari

/s/ E. Bradley Jones                      Director
------------------------
E. Bradley Jones

/s/ James A. Karman                       Director
------------------------
James A. Karman

/s/ Donald K. Miller                      Director
------------------------
Donald K. Miller

/s/ William A. Papenbrock                 Director
-------------------------
William A. Papenbrock

/s/ Albert B. Ratner                      Director
------------------------
Albert B. Ratner

/s/ Jerry Sue Thornton                    Director
------------------------
Jerry Sue Thornton

/s/ Joseph P. Viviano                     Director
------------------------
Joseph P. Viviano


Date:  August 29, 2003

                             RPM INTERNATIONAL INC.

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   2.1        Agreement and Plan of Merger, dated as of August 29, 2002, by and among, RPM, Inc., the Company and RPM Merger Company, which is incorporated herein by reference to Exhibit 2.1 to the Company's
              Current Report on Form 8-K, as filed with the Commission on
              October 15, 2002.

   3.1 Amended and Restated Certificate of Incorporation of the Company, which is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No.
              333-101501), as filed with the Commission on November 27, 2002.

   3.2 Amended and Restated By-Laws of the Company, which is incorporated herein by reference to Exhibit 4.2 to the Company's Registration
              Statement on Form S-8 (Registration No. 333-101501), as filed with the Commission on November 27, 2002.

   4.1 Specimen Certificate of common stock, par value $0.01 per share, of the Company, which is incorporated herein by reference to
              Exhibit 4.3 to the Company's Registration Statement on Form S-8
              (Registration No. 333-101501), as filed with the Commission on November 27, 2002.

   4.2 Specimen Note Certificate for 7.0% Senior Notes Due 2005, which is incorporated herein by reference to Exhibit 4.3 to the Company's
              Registration Statement on Form S-4 as filed with the Commission on August 3, 1995.

   4.3        Specimen Note Certificate of Liquid Asset Notes with Coupon
              Exchange ("LANCEs(SM)") Due 2008, which is incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form
              10-K for the fiscal year ended May 31, 1998 (File No. 001-14187).

   4.4        Specimen Note Certificate for Senior Convertible Notes Due 2033.
              (x)

   4.5 Rights Agreement by and between the Company (as successor to RPM, Inc.) and Harris Trust and Savings Bank dated as of April 28,
              1999, which is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A as filed with the Commission on May 11, 1999.

   4.5.1 Amendment to Rights Agreement dated as of December 18, 2000 by and among the Company (as successor to RPM, Inc.), Computershare
              Investor Services (formerly Harris Trust and Savings Bank) and
              National City Bank, which is incorporated herein by reference to
              Exhibit 4.4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001.

EXHIBIT NO.   DESCRIPTION
-----------   -----------

   4.5.2      Second Amendment to Rights Agreement, dated as of October 15,
              2002, among RPM, Inc., National City Bank (as successor rights agent to Computershare Investor Services, formerly Harris Trust and Savings Bank) and the Company, which is incorporated herein by reference to Exhibit 4.4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-101501), as filed with the Commission on November 27, 2002.

   4.6        Indenture, dated as of June 1, 1995, between RPM, Inc. and The
              First National Bank of Chicago, as trustee, with respect to the 7.0% Senior Notes Due 2005, which is incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 as filed with the Commission on August 3, 1995.

   4.7        First Supplemental Indenture, dated as of March 5, 1998 to the
              Indenture dated as of June 1, 1995, between RPM, Inc. and the First National Bank of Chicago, as trustee, with respect to the Liquid Asset Notes with Coupon Exchange ("LANCEs(SM)") due 2008, which is incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended May
              31, 1998 (File No. 001-14187).

   4.8 Second Supplemental Indenture, dated as of August 26, 2002, by and among the Company, RPM, Inc. and Bank One, N.A. (f/k/a The First
              National Bank of Chicago) as Trustee, relating to the Indenture, dated as of June 1, 1995, by and between the Company and the Trustee, which is incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

   4.9 Indenture, dated as of May 13, 2003 between the Company, as issuer, and The Bank of New York, as trustee, with respect to the Senior Convertible Notes due 2033. (x)

   4.10       Registration Rights Agreement, dated as of May 13, 2003, among the
              Company, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
              Smith Incorporated and each of the other Initial Purchasers named in Schedule A to the Purchase Agreement, for whom Merrill Lynch is acting as Representative, with respect to the Senior Convertible
              Notes due 2033. (x)

   *10.1      Succession and Post-Retirement Consulting Letter Agreement, dated
              April 12, 2002, by and between RPM, Inc. and Thomas C. Sullivan, which is incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended May 31,
              2002.

   *10.1.2    Letter of Amendment to Employment Agreement and Consulting Letter
              Agreement, dated as of October 14, 2002, by and between RPM, Inc., the Company and Thomas C. Sullivan, which is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002.

   *10.2      Succession and Post-Retirement Consulting Letter Agreement, dated
              April 12, 2002, by and between RPM, Inc. and James A. Karman, which is incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended May 31,
              2002.

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   *10.2.1    Letter of Amendment to Employment Agreement and Consulting Letter
              Agreement, dated as of October 14, 2002, by and between RPM, Inc., the Company and James A. Karman, which is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on
              Form 10-Q for the quarter ended November 30, 2002.

   *10.3 Form of Employment Agreement entered into by and between the Company and each of P. Kelly Tompkins, Senior Vice President,
              General Counsel and Secretary, Glenn R. Hasman, Vice President -
              Finance and Communications, Stephen J. Knoop, Vice President -
              Corporate Development, Robert L. Matejka, Chief Financial Officer and Vice President - Controller, Ronald A. Rice, Senior Vice
              President - Administration and Assistant Secretary, Keith R.
              Smiley, Vice President, Treasurer and Assistant Secretary and Paul
              G. Hoogenboom, Vice President-Operations and Chief Information
              Officer, which is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2001.

   *10.3.1 Form of Letter of Amendment to Employment Agreements entered into by and between RPM, Inc., the Company and each of P. Kelly
              Tompkins, Senior Vice President, General Counsel and Secretary,
              Ronald A. Rice, Senior Vice President - Administration and
              Assistant Secretary, Glenn R. Hasman, Vice President - Finance and
              Communications, Stephen J. Knoop, Vice President - Corporate
              Development, Robert L. Matejka, Chief Financial Officer and Vice
              President - Controller, Keith R. Smiley, Vice President, Treasurer and Assistant Secretary and Paul G. Hoogenboom, Vice
              President-Operations and Chief Information Officer, which is incorporated herein by reference to Exhibit 10.3 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended November 30,
              2002.

   *10.4      Amended and Restated Employment Agreement between the Company and
              Frank C. Sullivan - Chief Executive Officer and President, which is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              November 30, 2002.

   *10.4.1    Employment Agreement between the Company and Dennis F. Finn - Vice
              President - Environmental & Regulatory Affairs, which is incorporated herein by reference to Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended February 28,
              2003.

   *10.5 RPM International Inc. 1989 Stock Option Plan, as amended, and form of Stock Option Agreements to be used in connection therewith, which is incorporated herein by reference to Exhibit
              10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001.

   *10.5.1 Amendment No. 3 to RPM International Inc. 1989 Stock Option Plan, as amended, which is incorporated herein by reference to Exhibit
              4.5.1 to the Company's Registration Statement on Form S-8
              (Registration No. 033-32794), as filed with the Commission on November 27, 2002.

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   *10.6      RPM International Inc. 1996 Stock Option Plan, which is
              incorporated herein by reference to Exhibit 4.5 to the Company's
              Registration Statement on Form S-8 (Registration No. 333-60104),
              as filed with the Commission on November 27, 2002.

   *10.6.1 Amendment No. 1 to RPM International Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.7.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May
              31, 1998 (File No. 001-14187).

   *10.6.2 Amendment to RPM International Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.3.1 to the Company's Registration Statement on Form S-8 as filed with the Commission on May 3, 2001.

   *10.6.3 Amendment No. 3 to RPM International Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.5.3 to the Company's Registration Statement on Form S-8 (Registration No.
              333-60104), as filed with the Commission on November 27, 2002.

   *10.6.4 Form of Stock Option Agreement to be used in connection with the RPM International Inc. 1996 Stock Option Plan, as amended, which is incorporated herein by reference to Exhibit 10.6.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              November 30, 2002.

   *10.7 RPM International Inc. 401(k) Trust and Plan, as amended, which is incorporated herein by reference to Exhibit 4.5 to the Company's
              Registration Statement on Form S-8 (Registration No. 333-101501), as filed with the Commission on November 27, 2002.

   *10.7.1 Amendment No. 1 to RPM International Inc. 401(k) Trust and Plan, which is incorporated herein by reference to Exhibit 4.5.1 to the Company's Registration Statement on Form S-8 (Registration No.
              333-101501), as filed with the Commission on November 27, 2002.

   *10.7.2 Amendment No. 2 to RPM International Inc. 401(k) Trust and Plan, as amended, which is incorporated by reference to Exhibit 4.5.2 to the Company's Registration Statement on Form S-8 (Registration No.
              333-101501), as filed with the Commission on November 27, 2002.

   *10.8      RPM International Inc. Union 401(k) Retirement Savings Trust and
              Plan, dated as of August 27, 2002, which is incorporated herein by reference to Exhibit 4.6. to the Company's Registration Statement on Form S-8 (Registration No. 333-101501), as filed with the Commission on November 27, 2002.

   *10.8.1    Amendment No. 1 to RPM International Inc. Union 401(k) Retirement
              Savings Trust and Plan, dated as of August 27, 2002, which is incorporated herein by reference to Exhibit 4.6.1 to the Company's
              Registration Statement on Form S-8 (Registration No. 333-101501), as filed with the Commission on November 27, 2002.

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   *10.8.2    Amendment No. 2 to RPM International Inc. Union 401(k) Retirement
              Savings Trust and Plan, as amended, which is incorporated herein by reference to Exhibit 4.6.2 to the Company's Registration
              Statement on Form S-8 (Registration No. 333-101501), as filed with the Commission on November 27, 2002.

   *10.9 RPM International Inc. Benefit Restoration Plan, which is incorporated herein by reference to Exhibit 10.7 to the Company's
              Annual Report on Form 10-K for the fiscal year ended May 31, 2001.

   *10.9.1    Amendment No. 1 to the RPM International Inc. Benefit Restoration
              Plan, which is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              February 28, 2003.

   *10.9.2    Amendment No. 2 to RPM International Inc. Benefit Restoration
              Plan, which is incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              November 30, 2002.

   *10.10 RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the year ended May 31,
              2002.

   *10.10.1   Master Trust Agreement for RPM International Inc. Deferred
              Compensation Plan, which is incorporated herein by reference to
              Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the year ended May 31, 2002.

   *10.10.2   Amendment No. 1 to RPM International Inc. Deferred Compensation
              Plan, which is incorporated herein by reference to Exhibit 4.5.1 to the Company's Registration Statement on Form S-8 (Registration
              No. 333-101512), as filed with the Commission on November 27, 2002.

   *10.11 RPM International Inc. Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.10 to the Company's
              Annual Report on Form 10-K for the fiscal year ended May 31, 2001.

   *10.11.1   Amendment No. 1 to RPM International Inc. Incentive Compensation
              Plan, which is incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002.

   *10.12     1997 RPM International Inc. Restricted Stock Plan, and Form of
              Acceptance and Escrow Agreement to be used in connection therewith, which is incorporated herein by reference to Exhibit
              10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002.

   *10.12.1 First Amendment to the RPM, Inc. 1997 Restricted Stock Plan, effective as of October 1, 1998, which is incorporated herein by reference to Exhibit 10.10.1 to the Company's Annual Report on Form 10-K for the year ended May 31, 2002.

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   *10.12.2   Second Amendment to the RPM International Inc. 1997 Restricted
              Stock Plan, dated as of May 22, 2002, which is incorporated herein by reference to Exhibit 10.10.2 to the Company's Annual Report on
              Form 10-K for the year ended May 31, 2002.

   *10.12.3   Third Amendment to 1997 RPM International Inc. Restricted Stock
              Plan, which is incorporated herein by reference to Exhibit 10.12.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002.

   *10.12.4   Fourth Amendment to the 1997 RPM International Inc. Restricted
              Stock Plan, which is incorporated herein by reference to Exhibit
              10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.

   *10.13     2002 RPM International Inc. Performance Accelerated Restricted
              Stock Plan, which is incorporated herein by reference to Exhibit
              10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.

   *10.13.1   Amendment No. 1 to the RPM International Inc. Performance
              Accelerated Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.

   *10.14 Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers, which is incorporated herein by reference to Exhibit 10.14 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended November 30,
              2002.

   10.15      Five-Year $500,000,000 Credit Agreement, dated as of July 14,
              2000, among the Company, The Chase Manhattan Bank, as
              Administrative Agent and Chase Securities Inc., which is incorporated herein by reference to Exhibit 10.16 to the Company's
              Annual Report on Form 10-K for the fiscal year ended May 31, 2000.

   10.15.1    Amendment No. 1, dated July 31, 2001, to the 364-Day Credit
              Agreement and the Five-Year Credit Agreement among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, which is incorporated by referred to Exhibit
              10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2001.

   10.15.2    Amendment No. 2 to Five-Year Credit Agreement, dated as of July
              12, 2002, by and among the Company, the Lender parties thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as administrative agent, which is incorporated herein by reference to
              Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   10.15.3    Assignment, Assumption and Release Agreement, related to the
              Five-Year Credit Agreement, dated as of October 15, 2002, between
              RPM, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.15 to the Company's Quarterly Report on
              Form 10-Q for the quarter ended November 30, 2002.

   10.16 Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated June 6,
              2002, which is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              August 31, 2002.

   10.17 Receivables Purchase Agreement, among certain subsidiaries of the Company, RPM Funding Corporation and Bank One and Wachovia Bank,
              NA, as co-agents and administrative agents, dated June 6, 2002, which is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              August 31, 2002.

   10.18      Omnibus Amendment No. 1 to the Receivables Sale Agreement and the
              Receivables Purchase Agreement, by and among RPM, Inc., the
              Company, certain subsidiaries of the Company, RPM Funding
              Corporation and Bank One, dated as of October 15, 2002, which is incorporated herein by reference to Exhibit 10.16 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended November 30,
              2002.

   10.19      Performance Undertaking related to the Bank One, NA Receivables
              Sale Agreement and Receivables Purchase Agreement, dated June 6,
              2002, which is incorporated herein by reference to Exhibit 10.16.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002.

   10.20 Note Purchase Agreement, dated as of November 15, 2001, between the Company and the Purchasers thereto with respect to the sale of $15 million principal amount of 6.12% Senior Notes, Series A, due
              November 15, 2004, $10 million principal amount of 6.61% Senior
              Notes, Series B, due November 15, 2006, and $30 million principal amount of 7.3% Senior Notes, Series C, due November, 2003, which is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2001.

   10.20.1    Assignment, Assumption and Amendment Agreement, dated as of August
              23, 2002, between the Company, RPM International Inc. and the holders of the Notes under the Private Placement Note Purchase
              Agreement, dated as of November 15, 2001, as the same may be amended or supplemented from time to time, between the Company and certain institutional investors named therein, which is incorporated herein by reference to Exhibit 10.4 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended August 31,
              2002.

   10.21 Commercial Paper Dealer Agreement between the Company, as Issuer, and U.S. Bancorp Piper Jaffray Inc., as Dealer, dated as of April
              21, 2003. (x)

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   10.22      Issuing and Paying Agent Agreement between U.S. Bank Trust
              National Association and the Company, dated as of April 21, 2003.
              (x)

   10.23      Note Purchase Agreement, dated as of May 8, 2003, among the
              Company, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
              Smith Incorporated and each of the other Initial Purchasers named in Schedule A to the Purchase Agreement, for whom Merrill Lynch is acting as Representative. (x)

   11.1       Computation of Net Income per share of Common Stock. (x)

   13.1       Financial Information contained in 2003 Annual Report to
              Stockholders. (x)

   21.1       Subsidiaries of the Company. (x)

   23.1       Consent of Independent Certified Public Accountants. (x)

   31.1       Rule 13a-14(a) Certification of the Company's Chief Financial
              Officer. (x)

   31.2       Rule 13a-14(a) Certification of the Company's Chief Executive
              Officer. (x)

   32.1       Section 1350 Certification of the Company's Chief Financial
              Officer. (x)

   32.2       Section 1350 Certification of the Company's Chief Executive
              Officer. (x)

-------------

      (x) Filed herewith.

      * Management contract or compensatory plan or arrangement identified pursuant to Item 14(c) of this Form 10-K.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To The Board of Directors and
  Shareholders
RPM International  Inc. and Subsidiaries
Medina, Ohio

The audits referred to in our report to the Board of Directors and Shareholders of RPM International Inc. and Subsidiaries dated July 7, 2003, relating to the consolidated financial statements of RPM International Inc. and Subsidiaries included the audit of the schedule listed under Item 14 of Form 10-K for each of the three years in the period ended May 31, 2003. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ Ciulla, Smith & Dale, LLP

Ciulla, Smith & Dale, LLP

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                                     SCHEDULE II

                                 (IN THOUSANDS)

                                                                       ADDITIONS
                                                                       CHARGED TO
                                      BALANCE AT       ADDITIONS         SELLING,      ACQUISITIONS                       BALANCE
                                      BEGINNING        CHARGED TO      GENERAL AND      (DISPOSALS)                        AT END
                                      OF PERIOD      COST OF SALES   ADMINISTRATIVE    OF BUSINESSES    DEDUCTIONS        OF PERIOD
                                      ---------      -------------   --------------    -------------    ----------        ---------
YEAR ENDED MAY 31, 2003
  ALLOWANCE FOR DOUBTFUL ACCOUNTS    $     15,844    $         --     $      5,609     $        212    $      4,408(1)  $     17,297
                                     ============    ============     ============     ============    ============     ============
  ACCRUED LOSS RESERVES - CURRENT    $     48,537    $         --     $     15,271     $        335    $        (87)(2) $     64,230
                                     ============    ============     ============     ============    ============     ============
  ASBESTOS-RELATED LIABILITIES-
     CURRENT                         $      3,377    $         --     $     43,650     $         --    $      5,444(2)  $     41,583
                                     ============    ============     ============     ============    ============     ============
  ACCRUED WARRANTY RESERVES -
     LONG-TERM                       $      9,655    $         --     $       (609)    $        603    $      1,868(2)  $      7,781
                                     ============    ============     ============     ============    ============     ============
  ASBESTOS-RELATED LIABILITIES -
     NONCURRENT                      $         --    $         --     $    103,000     $         --    $         --     $    103,000
                                     ============    ============     ============     ============    ============     ============

YEAR ENDED MAY 31, 2002
  ALLOWANCE FOR DOUBTFUL ACCOUNTS    $     17,705    $         --     $      7,156     $         --    $      8,977(1)  $     15,884
                                     ============    ============     ============     ============    ============     ============
  ACCRUED LOSS RESERVES - CURRENT    $     52,495    $         --     $     21,144     $       (100)   $     25,002(2)  $     48,537
                                     ============    ============     ============     ============    ============     ============
  ASBESTOS-RELATED LIABILITIES -
     CURRENT                         $      3,117    $         --     $      2,754     $         --    $      2,494(2)  $      3,377
                                     ============    ============     ============     ============    ============     ============
  ACCRUED WARRANTY RESERVES -
     LONG-TERM                       $     11,959    $         --     $       (235)    $         --    $      2,069(2)  $      9,655
                                     ============    ============     ============     ============    ============     ============

YEAR ENDED MAY 31, 2001
  ALLOWANCE FOR DOUBTFUL ACCOUNTS    $     16,248    $         --     $      8,817     $         10    $      7,370(1)  $     17,705
                                     ============    ============     ============     ============    ============     ============
  ACCRUED LOSS RESERVES - CURRENT    $     62,765    $         --     $     12,991     $         --    $     23,261(2)  $     52,495
                                     ============    ============     ============     ============    ============     ============
  ASBESTOS-RELATED LIABILITIES -
     CURRENT                         $      1,630    $         --     $      2,338     $         --    $        851(2)  $      3,117
                                     ============    ============     ============     ============    ============     ============
  ACCRUED WARRANTY RESERVES -
      LONG-TERM                      $     13,740    $         --     $       (209)    $         --    $      1,572(2)  $     11,959
                                     ============    ============     ============     ============    ============     ============
  ACCRUED RESTRUCTURING RESERVES     $     13,540    $         --     $         --     $         --    $     13,540(3)  $         --
                                     ============    ============     ============     ============    ============     ============

      (1)  UNCOLLECTIBLE ACCOUNTS WRITTEN OFF, NET OF RECOVERIES
      (2)  PRIMARILY CLAIMS PAID DURING THE YEAR, NET OF INSURANCE CONTRIBUTIONS
      (3)  RESTRUCTURING INITIATIVES COMPLETED DURING THE YEAR