Form 10-Q
period 2003-08-31
RPM INTERNATIONAL INC/DE/
filed 2003-10-09
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM                     TO
                       .                       -------------------
    -------------------

COMMISSION FILE NO. 1-14187

                             RPM INTERNATIONAL INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                     02-0642224
------------------------------------------    ---------------------------------
(STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

P.O. BOX 777; 2628 PEARL ROAD; MEDINA, OHIO                               44258
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE                 (330) 273-5090
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

                                                                YES [X]  NO [ ].

                              AS OF OCTOBER 6, 2003
   115,647,619 SHARES OF RPM INTERNATIONAL INC. COMMON STOCK WERE OUTSTANDING.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES*

                                      INDEX

                                                                      PAGE NO.
                                                                      --------
PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):
            CONSOLIDATED BALANCE SHEETS                                   3
            CONSOLIDATED STATEMENTS OF INCOME                             4
            CONSOLIDATED STATEMENTS OF CASH FLOWS                         5
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                               21

ITEM 4.  CONTROLS AND PROCEDURES                                         21

PART II. OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS                                               22

ITEM 2.  CHANGES IN SECURITIES                                           26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                26

SIGNATURES                                                               27

* As used herein, the terms "RPM" and the "Company" refer to RPM
  International Inc. and its subsidiaries, unless the context indicates otherwise.

                                                                               3
                        PART I. -- FINANCIAL INFORMATION
                         ITEM 1. -- FINANCIAL STATEMENTS

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  AUGUST 31, 2003   MAY 31, 2003
                                                                                  ---------------   ------------
                                ASSETS

CURRENT ASSETS
  CASH AND SHORT-TERM INVESTMENTS                                                   $    47,512     $    50,725
  TRADE ACCOUNTS RECEIVABLE (LESS ALLOWANCES OF
    $17,117 AND $17,297, RESPECTIVELY)                                                  426,665         439,623
  INVENTORIES                                                                           255,627         253,204
  DEFERRED INCOME TAXES                                                                  51,285          51,285
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                                             137,653         133,257
                                                                                    -----------     -----------
    TOTAL CURRENT ASSETS                                                                918,742         928,094
                                                                                    -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                                  717,811         714,009
  LESS ALLOWANCE FOR DEPRECIATION AND AMORTIZATION                                     (350,681)       (343,220)
                                                                                    -----------     -----------
    PROPERTY, PLANT AND EQUIPMENT, NET                                                  367,130         370,789
                                                                                    -----------     -----------

OTHER ASSETS
  GOODWILL                                                                              633,820         631,253
  OTHER INTANGIBLE ASSETS, NET OF AMORTIZATION                                          279,881         282,949
  OTHER                                                                                  34,705          34,126
                                                                                    -----------     -----------
    TOTAL OTHER ASSETS                                                                  948,406         948,328
                                                                                    -----------     -----------

TOTAL ASSETS                                                                        $ 2,234,278     $ 2,247,211
                                                                                    ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                                  $   154,222     $   171,956
  CURRENT PORTION OF LONG-TERM DEBT                                                       1,802           1,282
  ACCRUED COMPENSATION AND BENEFITS                                                      52,864          77,577
  ACCRUED LOSS RESERVES                                                                  59,764          64,230
  ASBESTOS-RELATED LIABILITIES                                                           41,583          41,583
  OTHER ACCRUED LIABILITIES                                                              61,166          59,759
  INCOME TAXES PAYABLE                                                                   17,628          11,263
                                                                                    -----------     -----------
    TOTAL CURRENT LIABILITIES                                                           389,029         427,650
                                                                                    -----------     -----------

LONG-TERM LIABILITIES
  LONG-TERM DEBT, LESS CURRENT MATURITIES                                               728,367         724,846
  ASBESTOS-RELATED LIABILITIES                                                           95,274         103,000
  OTHER LONG-TERM LIABILITIES                                                            58,896          59,951
  DEFERRED INCOME TAXES                                                                  61,108          54,756
                                                                                    -----------     -----------
    TOTAL LONG-TERM LIABILITIES                                                         943,645         942,553
                                                                                    -----------     -----------

STOCKHOLDERS' EQUITY
  PREFERRED STOCK, PAR VALUE $0.01; AUTHORIZED  50,000 SHARES;
    NONE ISSUED
  COMMON STOCK, PAR VALUE $0.01; AUTHORIZED 300,000 SHARES;
   ISSUED 115,674 AND OUTSTANDING 115,624 AS OF AUGUST 2003;
   ISSUED 115,596 AND OUTSTANDING 115,496 AS OF MAY 2003                                   1,156          1,156
  PAID-IN CAPITAL                                                                        509,332        508,397
  TREASURY STOCK, AT COST                                                                   (589)        (1,167)
  ACCUMULATED OTHER COMPREHENSIVE LOSS                                                   (26,739)       (17,169)
  RETAINED EARNINGS                                                                      418,444        385,791
                                                                                     -----------    -----------
            TOTAL STOCKHOLDERS' EQUITY                                                   901,604        877,008
                                                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 2,234,278    $ 2,247,211
                                                                                     ===========    ===========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                THREE MONTHS ENDED
                                                    AUGUST 31,
                                               -------------------
                                                 2003       2002
                                               --------   --------
NET SALES                                      $590,091   $542,413

COST OF SALES                                   313,980    284,302
                                               --------   --------

GROSS PROFIT                                    276,111    258,111

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES    195,918    183,014

INTEREST EXPENSE, NET                             6,283      7,204
                                               --------   --------

INCOME BEFORE INCOME TAXES                       73,910     67,893

PROVISION FOR INCOME TAXES                       26,238     23,720
                                               --------   --------

NET INCOME                                     $ 47,672   $ 44,173
                                               ========   ========

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:

     BASIC                                      115,557    114,765
                                               ========   ========

     DILUTED                                    116,233    115,760
                                               ========   ========

BASIC AND DILUTED EARNINGS PER COMMON SHARE    $   0.41   $   0.38
                                               ========   ========

CASH DIVIDENDS PER SHARE OF COMMON STOCK       $ 0.1300   $ 0.1250
                                               ========   ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                         THREE MONTHS ENDED AUGUST 31,
                                                         -----------------------------
                                                           2003                 2002
                                                         --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                             $ 47,672             $ 44,173
  DEPRECIATION AND AMORTIZATION                            15,127               14,083
  ITEMS NOT AFFECTING CASH AND OTHER                       (7,006)              (3,055)
  CHANGES IN OPERATING WORKING CAPITAL                    (29,074)             (33,195)
                                                         --------             --------

                                                           26,719               22,006
                                                         --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                     (6,808)              (5,252)
  ACQUISITION OF BUSINESSES, NET OF CASH ACQUIRED         (13,000)              (7,595)
                                                         --------             --------

                                                          (19,808)             (12,847)
                                                         --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  ADDITIONS TO LONG-TERM AND SHORT-TERM DEBT                4,042                2,456
  CASH DIVIDENDS                                          (15,019)             (14,261)
  EXERCISE OF STOCK OPTIONS                                   853                  721
                                                         --------             --------

                                                          (10,124)             (11,084)
                                                         --------             --------

(DECREASE) IN CASH AND SHORT-TERM INVESTMENTS              (3,213)              (1,925)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD     50,725               42,172
                                                         --------             --------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD         $ 47,512             $ 40,247
                                                         ========             ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three month periods ended August 31, 2003 and 2002. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2003.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE B - INVENTORIES

Inventories were composed of the following major classes:

                             AUGUST 31, 2003      MAY 31, 2003
                             ---------------      ------------
                                      (IN THOUSANDS)
Raw materials and supplies       $ 97,401           $ 80,517
Finished goods                    158,226            172,687
                                 --------           --------

                                 $255,627           $253,204
                                 ========           ========

NOTE C - COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities. Total comprehensive income, comprised of net income and other comprehensive income, amounted to $38.1 million and $44.9 million during the first quarter of fiscal years 2004 and 2003, respectively.

NOTE D - REINCORPORATION

At the annual shareholders meeting on October 11, 2002, RPM shareholders approved a plan to change RPM's legal place of incorporation from Ohio to Delaware. Under the plan, a new legal entity, RPM International Inc., was incorporated in Delaware and became the parent holding company of Ohio-based RPM, Inc. and several other intermediate holding companies and wholly owned subsidiaries. In addition to the creation of a newly formed Delaware legal entity, the legal structures of various operating companies were realigned in consistency with their respective business objectives. All of the outstanding treasury shares of RPM, Inc. were cancelled and retired without any consideration. In addition, each common share of RPM, Inc.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003
                                   (UNAUDITED)

issued and outstanding on October 15, 2002 was converted into one share of the Company, with a $0.01 par value per share. This transaction did not have any effect on the book value per share, post-reincorporation.

NOTE E - STOCK BASED COMPENSATION

At August 31, 2003, we had two stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Such pro forma information, determined as if we had accounted for our employee stock options under the fair value recognition provisions of SFAS No. 123, is illustrated in the following table:

                                                          Three Months Ended August 31,
                                                               2003          2002
                                                            ----------    ----------
(In thousands, except per share amounts)

Net Income, as reported                                     $   47,672    $   44,173

Add: Stock-based employee compensation expense from
restricted stock plans included in reported net
income, net of related tax effects                                 333           244

Deduct: Total stock-based compensation expense determined
under fair value-based method for all awards, net of
related tax effects                                               (798)         (836)
                                                            ----------    ----------
Pro Forma Net Income                                        $   47,207    $   43,581
                                                            ==========    ==========

Earnings per Share, as reported:

      Basic and Diluted                                     $     0.41    $     0.38
                                                            ==========    ==========

Pro Forma Earnings per Share:

      Basic and Diluted                                     $     0.41    $     0.38
                                                            ==========    ==========

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003
                                   (UNAUDITED)

NOTE F - ASBESTOS-RELATED LIABILITIES

Certain of our wholly owned subsidiaries, principally Bondex International, Inc. (Bondex), along with many other U.S. companies, are and have been involved in a large number of asbestos-related suits filed primarily in state courts during the past two decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products.

The rate at which plaintiffs filed asbestos-related suits against Bondex increased in the fourth quarter of 2002 and the first three quarters of 2003, influenced by the bankruptcy filings of numerous other defendants in asbestos-related litigation. Based on the significant increase in asbestos claims activity and inequitable joint and several liability determinations against Bondex, as previously reported, our third-party insurance was depleted in this quarter. Our third-party insurers historically have been responsible, under various cost-sharing arrangements, for the payment of approximately 90% of the indemnity and defense costs associated with our asbestos litigation. Prior to this sudden precipitous increase in loss rates, the combination of book loss reserves and insurance coverage was expected to adequately fund asbestos loss payments for the foreseeable future. We have reserved our rights with respect to various of our third-party insurers' claims of exhaustion, and in late calendar 2002 commenced reviewing our known insurance policies to determine whether or not other insurance limits may be available to cover our asbestos liabilities. As a result of this examination, on July 3, 2003, the Company filed a complaint in Federal Court against several insurance carriers for declaratory judgment, breach of contract and bad faith. We are unable at the present time to predict whether, or to what extent, any additional insurance may cover our asbestos liabilities.

During the last seven months of 2003, new state liability laws were enacted in three states where more than 80% of the claims against Bondex are pending. The changes generally provide for liability to be determined on a "proportional cause" basis, thereby limiting Bondex's responsibility to only its share of the alleged asbestos exposure. The ultimate impacts of these new laws are difficult to predict given the limited time following enactment, because the full influence of these law changes on legal settlement values is not expected to be significantly visible until the latter part of fiscal 2004.

At the end of 2002 and through the third quarter of 2003, Bondex had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against Bondex in the future. During the fourth quarter of 2003, Bondex retained a nationally recognized consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to assist it in analyzing its loss history data, to evaluate whether it would be possible to estimate the cost of disposing pending claims in light of both past and recent loss history, and to assist in determining whether future asbestos-related claims reasonably expected to be filed against Bondex were measurable, given recent changes of law.

As of May 31, 2003, the consultants concluded that it was not possible to currently estimate the full range of the cost of resolving future asbestos-related claims against Bondex because of various uncertainties associated with those potential future claims. These uncertainties included the following:

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003
                                   (UNAUDITED)

     - The bankruptcies in the years 2000 through 2002 of other companies facing large asbestos liability were a likely contributing cause of a sharp increase in filings against many defendants, including Bondex.

     - The recent state law changes in states wherein the vast majority of our claims are pending and have been historically filed are expected to materially affect future losses and future claim filing activity and resolution costs.

     - The currently proposed federal legislative initiative aimed at establishment of a federal asbestos trust fund has influenced and changed the demand behavior of plaintiffs from that of historic levels, creating further uncertainty in the estimation process.

At this time, we cannot estimate the liability that will result from all future claims. We established a reserve at May 31, 2003 for those pending cases that had progressed to a stage where the cost to dispose of these cases could reasonably be estimated. The estimation of even pending cases is difficult due to the dynamic nature of asbestos litigation. The reserve was established by taking an asbestos charge to 2003 operations of $140.0 million for measurable known claims and a provision for the future claims that can presently be estimated. We believed that the asbestos reserve would be sufficient to cover asbestos-related cash flow requirements for approximately three years. The estimates for the $140.0 million asbestos charge were developed in consultation with our outside consulting firm and defense counsel, taking into account both historical and current settlement values. We recognize that future facts, events and legislation, both state and/or federal, may alter our estimates of both pending and future claims. We cannot estimate possible liabilities in excess of those accrued because we cannot predict the number of additional claims that may be filed in the future, the grounds for such claims, the damages that may be demanded, the probable outcome, or the impact of recent state and pending federal legislation on prospective asbestos claims.

In conjunction with outside advisors, we continue to study our asbestos-related exposure and evaluate the adequacy of this reserve and the related cash flow implications in light of actual claims experience, the impact of state law changes and the evolving nature of federal legislative efforts to address asbestos litigation. As of August 31, 2003, we believe the underlying facts and assumptions supporting establishment of the $140.0 million reserve (an amount adequate to cover approximately three years of cash flow requirements) have undergone no significant change, other than passage of time.

Due to the uncertainty inherent in the loss reserve estimations process, we are unable to estimate an additional range of loss in excess of our accruals. It is at least reasonably possible that actual costs will differ from estimates, but, based upon information presently available, such future costs are not expected to have a material adverse effect on our competitive or financial position or ongoing results of operations. However, such costs could be material to results of operations in a future period.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2003

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2003

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2003

indicators, any impairment would be measured based on projected net cash flows expected from the asset(s), including eventual disposition.

CONTINGENCIES

We are party to claims and lawsuits arising in the normal course of business, including the various asbestos-related suits discussed herein and in Note H of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2003. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and reasonably estimable. The provisions are based on historical experience and legal advice, are reviewed quarterly and are adjusted according to developments. Changes in the amount of the provisions affect our consolidated statements of income. Due to the inherent uncertainties in the loss reserve estimation process, we are unable to estimate an additional range of loss in excess of our accruals.

Our environmental-related accruals are similarly established and/or adjusted as information becomes available upon which costs can be reasonably estimated. Here again, actual costs may vary from these estimates because of the inherent uncertainties involved, including the identification of new sites and the development of new information about contamination. Certain sites are still being investigated and therefore we have been unable to fully evaluate the ultimate cost for those sites. As a result, reserves have not been taken for certain of these sites and costs may ultimately exceed existing reserves for other sites. We have received indemnities for potential environmental issues from purchasers of certain of our properties and businesses and from sellers of properties or businesses we have acquired. We have also purchased insurance to cover potential environmental liabilities at certain sites. If the indemnifying or insuring party fails to, or becomes unable to, fulfill its obligations under those agreements or policies, we may incur additional environmental costs in addition to any amounts reserved, which may have a material adverse effect on our financial condition, results of operations or cash flows.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2003

REPORTABLE SEGMENT INFORMATION

RPM has two operating segments -- Industrial and Consumer -- based on the nature of business activities, products and services, the structure of management, and the structure of information as presented to the Board of Directors. Within each segment, individual operating companies or groups of companies generally address common markets, utilize similar technologies, and can share manufacturing or distribution capabilities. We evaluate the profit performance of our operating segments based on earnings before interest and taxes since interest expense is essentially related to corporate acquisitions, as opposed to segment operations. In addition to the two operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either operating segment. Related assets consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters property and equipment. Comparative first quarter results on this basis are as follows:

                                               THREE MONTHS ENDED AUGUST 31,
                                               -----------------------------
(In thousands)                                       2003        2002
                                                  ---------    ---------
NET SALES:
  Industrial Segment                              $ 316,194    $ 292,245
  Consumer Segment                                  273,897      250,168
                                                  ---------    ---------
     TOTAL                                        $ 590,091    $ 542,413
                                                  =========    =========
INCOME BEFORE INCOME TAXES (a):
  Earnings Before Interest and Taxes (EBIT) (b)
    Industrial Segment                            $  47,045    $  45,037
    Consumer Segment                                 42,135       39,549
    Corporate/Other                                  (8,987)      (9,489)
                                                  ---------    ---------
       Total EBIT                                    80,193       75,097
  Consolidated Interest Expense, Net                 (6,283)      (7,204)
                                                  ---------    ---------
       TOTAL                                      $  73,910    $  67,893
                                                  =========    =========

                                                AUGUST 31, 2003     MAY 31, 2003
                                                ---------------     ------------
IDENTIFIABLE ASSETS:
  Industrial Segment                              $1,074,184         $1,067,916
  Consumer Segment                                 1,021,783          1,038,350
  Corporate/Other                                    138,311            140,945
                                                  ----------         ----------
   TOTAL                                          $2,234,278         $2,247,211
                                                  ==========         ==========

(a) The presentation includes a reconciliation of EBIT to Income Before Income Taxes, a measure defined by Generally Accepted Accounting Principles ("GAAP") in the U.S.

(b) EBIT is defined as earnings before interest and taxes. We believe that EBIT provides one of the best comparative measures of pure operating performance, and it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies. EBIT is not intended to represent cash flows for the period, nor is it presented as an alternative to operating income or as an indicator of operating performance. EBIT should not be considered in isolation, but with GAAP, and it is not indicative of operating income or cash flow from operations as determined by those principles. Our method of computation may or may not be comparable to other similarly titled measures of other companies. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2003

RESULTS OF OPERATIONS

NET SALES

Fiscal 2004 consolidated first quarter net sales of $590.1 million increased $47.7 million, or 8.8 percent, over last year's consolidated first quarter net sales of $542.4 million. This sales growth comes almost equally from a combination of continued solid organic demand, principally for consumer/do-it-yourself (DIY) products (virtually all unit volume), which added $16.3 million, or 3.0 percent to sales, eight smaller acquisitions during the past 12 months, which added $18.4 million, or 3.4 percent to sales, and net favorable foreign exchange differences, principally against the euro and Canadian currencies, which added the remaining $13.0 million, or 2.4 percent, to net sales.

Industrial segment net sales amounted to 53.6 percent of the RPM total, and grew
8.2 percent to $316.2 million from last year's $292.2 million. This segment's net sales growth comes from five smaller acquisitions during the past 12 months, which added 4.9 percent to industrial sales, and from organic sales growth of
3.3 percent, including net favorable foreign exchange differences. Excluding the foreign exchange effect, organic sales growth in the industrial segment was essentially flat, as the industrial side of our business has yet to see definitive signs of a business upturn. In the meantime, we continue to secure new business and grow market share in many of our industrial segment operations.

Consumer segment net sales amounted to 46.4 percent of the RPM total, and grew
9.5 percent to $273.9 million from last year's $250.2 million. This segment's net sales growth comes primarily from organic growth among the main consumer product lines (DAP, Rust-Oleum, Zinsser), which added 7.8 percent to consumer sales, including favorable foreign exchange differences, and from three smaller acquisitions during the past 12 months, which added the remaining 1.7 percent to consumer segment sales.

GROSS PROFIT MARGIN

Consolidated gross profit margin of 46.8 percent of net sales this first quarter declined from 47.6 percent a year ago. The leverage benefits from higher organic sales volume were more than offset by a number of higher raw material and packaging costs, including oil-derivative materials such as acetones and solvents, and by continued growth in certain strategic but lower-margin product lines and services.

Industrial segment gross profit declined to 47.3 percent of net sales from 48.1 percent last year, primarily from the continued growth of lower-margin services, and from timing shifts in the mix of certain sales, such as roofing.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2003

Consumer segment gross profit declined to 46.2 percent of net sales from 47.0 percent last year, despite the positive leverage from higher organic sales volume, from certain higher raw material and packaging costs, and from planned-for growth in certain lower-margin product lines. The higher material costs are being managed and are not expected to be as significant a factor the remainder of this fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

Consolidated SG&A expense levels improved to 33.2 percent of net sales compared with 33.7 percent a year ago, attributable in large part to positive leverage from the sales growth, especially the growth in lower-margin services that require much lower SG&A support, along with ongoing cost reduction and containment efforts. Sensing an upcoming improvement in business confidence and the economy, in general, certain marketing and growth-related investments were made this first quarter in both operating segments, partly offsetting these sales volume benefits on SG&A.

Industrial segment SG&A of 32.4 percent of net sales this first quarter compared favorably against 32.7 percent a year ago, fully attributable to the sales growth and previous cost reduction efforts. In addition to the partly offsetting growth-related investments made in this segment, there were higher product liability accruals associated with our exterior insulating finishing systems, or EIFS (see Item 1. Legal Proceedings, Part II - Other Information for further discussion).

Consumer segment SG&A of 30.9 percent of net sales this first quarter compared favorably against 31.2 percent a year ago, also fully attributable to the sales growth and previous cost reduction efforts. There were partly offsetting growth-related investments made in this segment as well.

Corporate/Other costs decreased this first quarter to $9.0 million from $9.5 million during the first quarter of last year. Product liability costs of $1.9 million were accrued for a year ago, associated with our asbestos exposure (see
Item 1. Legal Proceedings, Part II - Other Information for further discussion), versus none this year, since there was an asbestos charge taken as of this past fiscal year-end, which was estimated to cover approximately 3 years worth of associated costs. In addition, there were year-over-year savings associated with the recent management retirements. Partly offsetting these cost reductions were higher insurance costs.

License fee and joint venture income of $0.1 million and $0.3 million during the first quarters of fiscals 2004 and 2003, respectively, are reflected as reductions of consolidated SG&A expenses.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2003

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

Consolidated EBIT grew $5.1 million, or by 6.8 percent, to $80.2 million from $75.1 million during the first quarter a year ago.

Industrial segment EBIT grew $2.0 million, or by 4.5 percent, to $47.0 million from last year's $45.0 million, mainly from the accretive results of its recent acquisitions, as the core industrial segment still awaits an improved U.S. economy.

Consumer segment EBIT grew $2.6 million, or by 6.5 percent, to $42.1 million from last year's $39.5 million, mainly from the net profitability of the organic sales growth in this segment.

NET INTEREST EXPENSE

Net interest expense was $0.9 million lower this first quarter than a year ago. Interest rates averaged 3.53 percent during this first quarter, 46 basis points lower than a year ago, accounting for $0.6 million of the interest savings. In addition, investment income performance improved by $0.5 million year-over-year. These combined savings were partly offset by $0.2 million of added interest cost from approximately $42 million higher average borrowings this year, associated with recent acquisitions.

INCOME TAX RATE

The effective income tax rate this year of 35.5 percent compares with 34.9 percent a year ago. Principally as a result of earnings growth, our effective income tax rate will tend to increase as the one-time tax rate benefit from our June 1, 2001 adoption of Statement of Financial Accounting Standards No. 142, related to the elimination of non-tax deductible goodwill amortization, becomes less and less significant, and this trend is expected to continue.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2003

NET INCOME

This year's first quarter net income of $47.7 million increased $3.5 million, or
7.9 percent, from last year's $44.2 million. Earnings per common share also increased by 7.9 percent, to $0.41 from $0.38 a year ago.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM:

OPERATING ACTIVITIES

There was $26.7 million of cash generated from operations during the first quarter of fiscal 2003 compared with $22.0 million generated during the same period a year ago. The resulting increase in cash flow from operations is mainly as a result of an increase in net income of $3.5 million and depreciation and amortization of $1.0 million versus the prior year's results. We generated $4.0 million of additional cash from operating working capital as we continue to improve on our working capital ratios of day's sales outstanding and day's inventory outstanding versus the prior year. We strive to continue focusing on improving our accounts receivables collections and managing inventories levels to lower levels as a result of strengthened information technology systems and continuous improvements in operating techniques, such as Class A manufacturing. In our "Items not affecting cash and other", cash usage increased by $4.0 million year over year mostly as of the result of after-tax payments made to fund asbestos related liability settlements and defense costs. As disclosed in our "Critical Accounting Policies and Estimates" and our discussion on asbestos litigation (refer to Item 1. Legal Proceedings, Part II - Other Information), the significant increase in asbestos claims activity and inequitable joint and several liability determinations against our Bondex subsidiary, have caused our related third-party insurance to be depleted during this current first quarter. Accordingly, we are now required to fund costs previously covered by insurance with our cash from operations.

Cash provided from operations remains our primary source of financing internal growth, with limited use of short-term credit.

INVESTING ACTIVITIES

Capital expenditures, other than ordinary repairs and replacements, are made to accommodate our continued growth through improved production and distribution efficiencies and capacity and to enhance administration. Capital expenditures during the first three months of fiscal 2004 of $6.8 million compare with depreciation of $11.6 million, well within the maintenance level of spending. We are not capital intensive and capital expenditures generally do not exceed depreciation in a given year. Capital spending is expected to hold at approximately the maintenance level of $40 to $50 million annually for the next several years.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2003

During the first quarter of fiscal 2004, we invested a total of $13.0 million to purchase the Chemical Admixture and Fiber Division of Boral Material Technologies Incorporated. This acquisition is included in the results of the industrial segment.

FINANCING ACTIVITIES

On June 6, 2002, we entered into a $125 million accounts receivable securitization transaction with several banks through June 4, 2005, which is subject to continuation by an annual renewal by the banks. The securitized accounts receivable are owned in their entirety by RPM Funding Corporation, a wholly owned consolidated special-purpose entity (SPE), and are not available to satisfy claims of our creditors until the participating banks' obligations have been paid in full. This securitization is being accomplished by having certain subsidiaries sell the various of their accounts receivable to the SPE, and by having the SPE then transfer those receivable to a conduit administered by the banks. This securitization did not constitute a form of off-balance sheet financing, and is fully reflected in our financial statements. The amounts available under this program are subject to changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the underlying accounts receivable. This transaction increased our liquidity and reduced our financing costs by replacing up to $125 million of existing borrowing at lower interest rates.

On February 12, 2003, we announced the authorization of a share repurchase program, allowing the repurchase of up to 10 million shares of RPM common stock over a period of 12 months. As of August 31, 2003, we had repurchased 100,000 of our shares at an average price of $11.67 per share.

In May 2003, we issued $297 million face value at maturity unsecured 2.75% Senior Convertible Notes ("2.75% Notes") due May 13, 2033. We generated net proceeds of $146 million from the sale of the 2.75% Notes. The 2.75% Notes are convertible into 8,034,355 shares of our common stock at a price of $18.68 per share, subject to adjustments, during any fiscal quarter for which the closing price of our common stock is greater than $22.41 per share for a defined duration of time. The 2.75% Notes are also convertible during any period in which our credit rating is below a specified level, or if specified corporate transactions have occurred. The 2.75% Notes are redeemable by the holder for the issuance price plus accrued original issue discount in May 2008, 2013, 2018, 2023, 2028 and 2033. Interest on the 2.75% Notes is payable at a rate of 2.75% beginning November 13, 2003 until May 13, 2008, depending upon the market price of the Notes. After that date, cash interest will only accrete and will not be paid prior to maturity, subject to certain contingencies.

In May 2003, we established a $200 million non-rated commercial paper ("CP") program under which borrowings are unsecured for terms of 270 days or less. This CP program currently allows for lower interest cost than that available under the Company's $500 million revolving credit facility. The $500 million credit facility is available to back up our CP program to the extent it is not drawn upon. As of August 31, 2003, there was $64.3 million outstanding under this CP program.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2003

Our debt-to-capital ratio was 45% at August 31, 2003, unchanged from May 31,
2003.

The following table summarizes our financial obligations and their expected maturities at August 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

                                                              Less then                   After
                                                     Total     1 Year      1-3 Years     3 years
                                                     -----     ------      ---------     -------
                                                                  ($ in millions)
Current portion of long-term debt                   $  1.8     $  1.8       $    -       $    -

Long-term debt                                       728.4          -        438.2        290.2

Non-cancelable operating lease obligations(1)         72.8       16.8         23.9         32.1
                                                    ------     ------       ------       ------

                                                    $803.0     $ 18.6       $462.1       $322.3
                                                    ======     ======       ======       ======

(1) We calculate non-cancelable operating lease obligations on an annual basis and consequently such information is not available at August 31, 2003. The amounts shown above are for the fiscal year end May 31, 2003.

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2003

OFF-BALANCE SHEET FINANCINGS

We do not have any off-balance sheet financings. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in or relationships with any special purpose entities that are not reflected in our financial statements.

OTHER MATTERS

ENVIRONMENTAL MATTERS

Environmental obligations continue to be appropriately addressed and, based upon the latest available information, it is not anticipated that the outcome of such matters will materially affect the Company's results of operations or financial condition. Our critical accounting policies and estimates set forth above describe our method of establishing and adjusting environmental-related accruals and should be read in conjunction with this disclosure. (For additional information, refer to Note H to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended May 31, 2003).

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) general economic conditions; (b) the price and supply of raw materials, particularly titanium dioxide, certain resins, aerosols and solvents;
(c) continued growth in demand for the Company's products; (d) legal, environmental and litigation risks inherent in the Company's construction and chemicals businesses and risks related to the adequacy of insurance and reserves for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon the Company's foreign operations;
(g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with the Company's ongoing acquisition and divestiture activities;
(i) risks inherent in our contingent liability reserves, including asbestos; and other risks detailed in the Company's other reports and statements filed with the Securities and Exchange Commission, including the risk factors set forth in the Company's prospectus and prospectus supplement included as part of the Company's Registration Statement on Form S-3 (File No. 333-108647), as the same may be amended from time to time.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2003

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates since it funds its operations through long- and short-term borrowings and denominates its business transactions in a variety of foreign currencies. There were no material changes in the Company's exposure to market risk from May 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

(a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of August 31, 2003 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b)      CHANGES IN INTERNAL CONTROLS.

         There were no changes in the Company's internal controls that occurred during the fiscal quarter ended August 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

EIFS LITIGATION

As previously reported, Dryvit is a defendant or co-defendant in numerous exterior insulated finish systems ("EIFS") related lawsuits. As of August 31, 2003, Dryvit was a defendant or co-defendant in approximately 425 single family residential EIFS cases, the majority of which are pending in the Southeastern region of the U.S. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit's EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

As previously reported, Dryvit settled the North Carolina class action styled Ruff, et al. v. Parex, Inc., et al. ("Ruff"). As of September 30, 2003, a cumulative total of 733 claims had been submitted to the Ruff claims administrator for verification and validation since the January 17, 2000 notice to the Ruff class. Of these 733 claims, 257 claims were rejected and 370 claims were paid in the aggregate amount of approximately $6.04 million pursuant to funding arrangements with Dryvit's insurers. The claim period for filing claims in the Ruff class action expired on January 17, 2003. The remaining submitted claims are at various stages of review by the Ruff claims administrator. Based on the funding commitments in place to cover the Ruff claims, Dryvit does not expect the costs of resolving the residual claims to be material.

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

A fairness hearing was held on October 1, 2002 (which continued on December 16, 2002), for the court to determine whether the proposed settlement is fair, reasonable and adequate. An order and judgment granting final approval of the settlement was entered on January 14, 2003. Subsequent to the Final Order, notices of appeal were filed by persons seeking to challenge certain provisions of the proposed settlement. Dryvit believes they have no standing to complain about the settlement. Dryvit is vigorously challenging this appeal and expects that the Final Order will be upheld.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Dryvit's insurers have paid or are currently paying a portion of Dryvit's defense costs in the class actions, and individual commercial and residential EIFS lawsuits. Dryvit, the Company's wholly-owned captive insurer, First Colonial Insurance Company, and certain of Dryvit's umbrella insurers have been parties to cost-sharing agreements the terms of which are subject to periodic renegotiation. Under current cost-sharing agreements and funding obtained from one of Dryvit's historical carriers, Dryvit's indemnity and defense costs continue to be substantially covered by insurance; however, Dryvit has recently assumed a greater share of its EIFS litigation costs. Dryvit has secured insurer funding commitments to cover a substantial portion of the anticipated costs of the Posey settlement. Since Dryvit does not presently have sufficient claims experience under the proposed Posey settlement, it is possible that the rate of actual claims may, at some point in the future, exceed management's current expectations. Based on consultation with counsel, management believes that to the extent some of the Posey settlement costs are not covered by existing funding commitments, such amounts will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

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

As of August 31, 2003, the Company had a total of 2,131 active asbestos cases compared to a total of 2,154 cases as of August 31, 2002. For the quarter ended August 31, 2003, the Company's dismissals and/or settlements covered 131 cases for a total of $7.7 million, net of the remaining insurer contributions during the quarter and defense costs. For the comparable period ended August 31, 2002, the Company's dismissals and/or settlements covered 132 cases for a total of $1.56 million, net

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

of insurer payments and defense costs. On a comparable basis, gross settlement costs for the quarter ending August 31, 2003 were approximately $17 million versus approximately $16 million in last year's quarter. In some jurisdictions, the dismissal or settlement of a case may involve more than one individual plaintiff.

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

The Company has, however, established a reserve for those pending cases that have progressed to a stage where the cost to dispose of these cases can reasonably be estimated. For those claims for which the Company has been able to develop estimates, it has done so in consultation with its outside advisor and defense counsel taking into account both historical and current settlement values. The reserve was established by taking an asbestos charge in fiscal 2003 of $140 million for measurable known claims and a provision for those foreseeable future claims that can presently be estimated. After payments made during the quarter ended August 31, 2003, of

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

$7.7 million, the remaining amount of the reserve is $136.9 million. We believe this asbestos reserve will be sufficient to cover our Subsidiaries' asbestos-related cash flow requirements through fiscal 2006.

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

ENVIRONMENTAL PROCEEDINGS

As previously reported, several of the Company's subsidiaries are, from time to time, identified as a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental statutes. In some cases, the Company's Subsidiaries are participating in the cost of certain clean-up efforts or other remedial actions. The Company's share of such costs, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on the Company's consolidated financial condition or results of operations. See "Business-Environmental Matters," in the Company's Annual Report on Form 10-K for the year ended May 31, 2003.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

(c) Recent Sales of Unregistered Securities

    No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the period covered by this Quarterly Report on Form 10-Q other than the following:

    (i) On July 14, 2003, the Company issued 49,472 shares of Common Stock to certain of its officers and other employees pursuant to the RPM International Inc. 1997 Restricted Stock Plan (the "Restricted Stock Plan"). Such shares are restricted pursuant to the terms of the Restricted Stock Plan. The issuance of such shares was made to individuals who were participants in the RPM International Inc. Benefit Restoration Plan and such awards were designed to replace cash benefit payments being canceled under the RPM International Inc. Benefit Restoration Plan. Consequently, no additional consideration was received by the Company for such issuance. The dollar value of the restricted share awards was based on the closing price of the Company's Common Stock on April 28, 2003, of $11.80 per share. Registration under the Securities Act of 1933 was not effected with respect to the transaction described above in reliance upon the exemption from the registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

   EXHIBIT
   NUMBER                          EXHIBIT DESCRIPTION
   ------                          -------------------
   11.1      Computation of Net Income per share of Common Stock. (x)

   31.1      Rule 13a-14(a) Certification of the Company's Chief Executive
             Officer. (x)

   31.2      Rule 13a-14(a) Certification of the Company's Chief Financial
             Officer. (x)

   32.1      Section 1350 Certification of the Company's Chief Executive
             Officer. (x)

   32.2      Section 1350 Certification of the Chief Financial Officer (x)

(x) Filed herewith.

         (b)      REPORTS ON FORM 8-K

                  (i) Current Report on Form 8-K, dated July 30, 2003, regarding the Company's fourth quarter and fiscal year ended May 31, 2003 results.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                          RPM INTERNATIONAL INC.

                          BY /S/ FRANK C. SULLIVAN
                             --------------------------------------------
                          FRANK C. SULLIVAN
                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                          BY /S/ ROBERT L. MATEJKA
                             --------------------------------------------
                          ROBERT L. MATEJKA
                          VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND CONTROLLER

DATED: OCTOBER 9, 2003