Form 10-Q
period 2003-11-30
RPM INTERNATIONAL INC/DE/
filed 2004-01-14
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003,
        OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
        __________________.

COMMISSION FILE NO.                 1-14187


                             RPM INTERNATIONAL INC.
                            -----------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                     02-0642224
-------------------------------                         ----------
(STATE OR OTHER JURISDICTION OF                       (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


P.O. BOX 777; 2628 PEARL ROAD; MEDINA, OHIO               44258
------------------------------------------------     ---------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE                 (330) 273-5090
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

YES    X    NO.
    ------     ------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES    X    NO.
    ------     ------

                              AS OF JANUARY 6, 2004
   115,788,334 SHARES OF RPM INTERNATIONAL INC. COMMON STOCK WERE OUTSTANDING.

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES*
                    ----------------------------------------

                                      INDEX
                                      -----

                                                                    PAGE NO.
                                                                    --------
PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):
              CONSOLIDATED BALANCE SHEETS                              3
              CONSOLIDATED STATEMENTS OF INCOME                        4
              CONSOLIDATED STATEMENTS OF CASH FLOWS                    5
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                            24

ITEM 4.  CONTROLS AND PROCEDURES                                      24

PART II. OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                            25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                                      28

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             30

SIGNATURES                                                            31



* As used herein, the terms "RPM" and the "Company" refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

                        PART I. -- FINANCIAL INFORMATION
                        --------------------------------
                         ITEM 1. -- FINANCIAL STATEMENTS
                         -------------------------------

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                         ASSETS
                                                                            November 30, 2003     May 31, 2003
                                                                            -----------------     ------------

Current Assets
  Cash and short-term investments                                              $   48,498         $   50,725
  Trade accounts receivable (less allowances of
    $18,304 and $17,297, respectively)                                            424,045            439,623
  Inventories                                                                     264,341            253,204
  Deferred income taxes                                                            54,143             51,285
  Prepaid expenses and other current assets                                       139,446            133,257
                                                                               ----------         ----------
    Total current assets                                                          930,473            928,094
                                                                               ----------         ----------
Property, Plant and Equipment, at Cost                                            737,781            714,009
  Allowance for depreciation and amortization                                    (368,929)          (343,220)
                                                                               ----------         ----------
    Property, plant and equipment, net                                            368,852            370,789
                                                                               ----------         ----------

Other Assets
  Goodwill                                                                        648,364            631,253
  Other intangible assets, net of amortization                                    277,471            282,949
  Other                                                                            36,074             34,126
                                                                               ----------         ----------
   Total other assets                                                             961,909            948,328
                                                                               ----------         ----------

Total Assets                                                                   $2,261,234         $2,247,211
                                                                               ==========         ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                             $  150,785          $ 171,956
  Current portion of long-term debt                                                 1,615              1,282
  Accrued compensation and benefits                                                67,997             77,577
  Accrued loss reserves                                                            57,759             64,230
  Asbestos-related liabilities                                                     49,203             41,583
  Other accrued liabilities                                                        66,265             59,759
  Income taxes payable                                                             (2,024)            11,263
                                                                               ----------         ----------
    Total current liabilities                                                     391,600            427,650
                                                                               ----------         ----------

Long-Term Liabilities
  Long-term debt, less current maturities                                         721,620            724,846
  Asbestos-related liabilities                                                     69,035            103,000
  Other long-term liabilities                                                      60,480             59,951
  Deferred income taxes                                                            73,159             54,756
                                                                               ----------         ----------
    Total long-term liabilities                                                   924,294            942,553
                                                                               ----------         ----------

Stockholders' Equity
  Preferred stock, par value $0.01; authorized  50,000 shares;
    none issued
  Common stock, par value $0.01 authorized 300,000 shares;
    issued 115,731 and outstanding 115,702 as of November 2003;
    issued 115,596 and outstanding 115,496 as of May 2003                           1,157              1,156
  Paid-in capital                                                                 509,999            508,397
  Treasury stock, at cost                                                            (337)            (1,167)
  Accumulated other comprehensive loss                                             (2,958)           (17,169)
  Retained earnings                                                               437,479            385,791
                                                                               ----------         ----------
            Total stockholders' equity                                            945,340            877,008
                                                                               ----------         ----------

Total Liabilities and Stockholders' Equity                                     $2,261,234         $2,247,211
                                                                               ==========         ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     ---------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)

                    (In thousands, except per share amounts)




                                                                       SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                          NOVEMBER 30,                    NOVEMBER 30,
                                                                ------------------------------      -----------------------

                                                                    2003               2002            2003         2002
                                                                -----------        -----------      ---------    ----------

NET SALES                                                       $ 1,179,925        $ 1,060,381      $ 589,834    $  517,968

COST OF SALES                                                       637,946            569,499        323,966       285,197
                                                                -----------        -----------      ---------    ----------

GROSS PROFIT                                                        541,979            490,882        265,868       232,771

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        400,466            363,136        204,548       180,122

INTEREST EXPENSE, NET                                                12,994             14,188          6,711         6,984
                                                                -----------        -----------      ---------    ----------

INCOME BEFORE INCOME TAXES                                          128,519            113,558         54,609        45,665

PROVISION FOR INCOME TAXES                                           45,624             39,745         19,386        16,025
                                                                -----------        -----------      ---------    ----------

NET INCOME                                                      $    82,895        $    73,813      $  35,223    $   29,640
                                                                ===========        ===========      =========    ==========



AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:

     BASIC                                                          115,613            115,001        115,670       115,240
                                                                ===========        ===========      =========    ==========

     DILUTED                                                        116,335            115,981        116,443       116,201
                                                                ===========        ===========      =========    ==========

BASIC EARNINGS PER SHARE OF COMMON STOCK                        $      0.72             $ 0.64      $    0.30    $     0.26
                                                                ===========        ===========      =========    ==========

DILUTED EARNINGS PER SHARE OF COMMON STOCK                      $      0.71             $ 0.64      $    0.30    $     0.26
                                                                ===========        ===========      =========    ==========

CASH DIVIDENDS PER SHARE OF COMMON STOCK                        $    0.2700        $    0.2550      $  0.1400    $   0.1300
                                                                ===========        ===========      =========    ==========






The accompanying notes to consolidated financial statements are an integral part of these statements.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                 (In thousands)



                                                                                Six Months Ended November 30,
                                                                           ----------------------------------------

                                                                             2003                           2002
                                                                           --------                       --------

Cash Flows From Operating Activities:
  Net income                                                               $ 82,895                       $ 73,813
  Depreciation and amortization                                              30,925                         28,081
  Items not affecting cash and other                                        (11,074)                        (2,872)
  Changes in operating working capital                                      (36,883)                        (8,489)
                                                                           --------                       --------

                                                                             65,863                         90,533
                                                                           --------                       --------

Cash Flows From Investing Activities:
  Capital expenditures                                                      (15,457)                       (13,702)
  Acquisition of businesses, net of cash acquired                           (20,000)                        (9,387)
                                                                           --------                       --------

                                                                            (35,457)                       (23,089)
                                                                           --------                       --------


Cash Flows From Financing Activities:
  Reductions of long-term and short-term debt                                (2,893)                       (22,900)
  Cash dividends                                                            (31,208)                       (29,111)
  Exercise of stock options                                                   1,468                          2,828
                                                                           --------                       --------

                                                                            (32,633)                       (49,183)
                                                                           --------                       --------


(Decrease) Increase in Cash and Short-Term Investments                       (2,227)                        18,261


Cash and Short-Term Investments at Beginning of Period                       50,725                         42,172
                                                                           --------                       --------


Cash and Short-Term Investments at End of Period                           $ 48,498                       $ 60,433
                                                                           ========                       ========






The accompanying notes to consolidated financial statements are an integral part of these statements.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003
                                   (UNAUDITED)

--------------------------------------------------------------------------------



NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and six month periods ended November 30, 2003 and 2002. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2003.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE B - INVENTORIES
--------------------

Inventories were composed of the following major classes:

                                    NOVEMBER 30, 2003     MAY 31, 2003
                                    -----------------     ------------
                                      (IN THOUSANDS)

Raw materials and supplies              $100,280            $ 80,517
Finished goods                           164,061             172,687
                                        --------            --------
                                        $264,341            $253,204
                                        ========            ========


NOTE C - COMPREHENSIVE INCOME
-----------------------------

Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities. Total comprehensive income, comprised of net income and other comprehensive income, amounted to $59.0 million and $31.0 million during the second quarter of fiscal years 2004 and 2003, respectively, and $97.1 million and $75.9 million for the six-month periods ended November 30, 2003 and 2002, respectively.

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003
                                   (UNAUDITED)

--------------------------------------------------------------------------------


respective business objectives. All of the outstanding treasury shares of RPM, Inc. were cancelled and retired without any consideration. In addition, each common share of RPM, Inc. issued and outstanding on October 15, 2002 was converted into one share of the Company, with a $0.01 par value per share. This transaction did not have any effect on the book value per share, post-reincorporation.

NOTE E - STOCK BASED COMPENSATION
---------------------------------

At November 30, 2003, we had two stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Such pro forma information, determined as if we had accounted for our employee stock options under the fair value recognition provisions of SFAS No. 123, is illustrated in the following table:



                                                                             Six Months Ended           Three Months Ended
                                                                               November 30,                 November 30,
                                                                         ------------------------      ---------------------
                                                                           2003             2002          2003        2002
                                                                         -------          -------      --------      -------
(In thousands, except per share amounts)

Net Income, as reported                                                   $82,895          $73,813      $35,223      $29,640

Add: Stock-based employee compensation expense from
restricted stock plans included in reported
net income, net of related tax effects                                        666              585          333          341

Deduct: Total stock-based compensation expense determined
under fair value-based method for all awards, net of
related tax effects                                                        (2,018)          (1,940)      (1,220)      (1,104)
                                                                          -------          -------      -------      -------
Pro Forma Net Income                                                      $81,543          $72,458      $34,336      $28,877
                                                                          =======          =======      =======      =======

Earnings per Share, as reported:
     Basic                                                                $  0.72          $  0.64      $  0.30      $  0.26
                                                                          =======          =======      =======      =======
     Diluted                                                              $  0.71          $  0.64      $  0.30      $  0.26
                                                                          =======          =======      =======      =======

Pro Forma Earnings per Share:
     Basic                                                                $  0.71          $  0.63      $  0.30      $  0.25
                                                                          =======          =======      =======      =======
     Diluted                                                              $  0.70          $  0.62      $  0.29      $  0.25
                                                                          =======          =======      =======      =======

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE F - ASBESTOS-RELATED LIABILITIES
-------------------------------------

Certain of our wholly owned subsidiaries, principally Bondex International, Inc. (Bondex), along with many other U.S. companies, are and have been involved in a large number of asbestos-related suits filed primarily in state courts during the past two decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products.

The rate at which plaintiffs filed asbestos-related suits against Bondex increased in the fourth quarter of fiscal 2002 and the first three quarters of fiscal 2003, influenced by the bankruptcy filings of numerous other defendants in asbestos-related litigation. Based on the significant increase in asbestos claims activity and inequitable joint and several liability determinations against Bondex, as previously reported, our third-party insurance was depleted in the first quarter of this fiscal year. Our third-party insurers historically have been responsible, under various cost-sharing arrangements, for the payment of approximately 90% of the indemnity and defense costs associated with our asbestos litigation. Prior to this sudden precipitous increase in loss rates, the combination of book loss reserves and insurance coverage was expected to adequately fund asbestos loss payments for the foreseeable future. We have reserved our rights with respect to various of our third-party insurers' claims of exhaustion, and in late calendar 2002 commenced reviewing our known insurance policies to determine whether or not other insurance limits may be available to cover our asbestos liabilities. As a result of this examination, on July 3, 2003, the Company filed a complaint in Federal Court against several insurance carriers for declaratory judgment, breach of contract and bad faith. We are unable at the present time to predict whether, or to what extent, any additional insurance may cover our asbestos liabilities.

During the last seven months of fiscal 2003, new state liability laws were enacted in three states where more than 80% of the claims against Bondex are pending. The changes generally provide for liability to be determined on a "proportional cause" basis, thereby limiting Bondex's responsibility to only its share of the alleged asbestos exposure. The ultimate impact of these new laws is difficult to predict given the limited time following enactment, because the full influence of these law changes on legal settlement values is not expected to have an impact on asbestos litigation affecting us until the latter part of fiscal 2004 or early in fiscal 2005.

At the end of fiscal 2002 and through the third quarter of fiscal 2003, Bondex had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against Bondex in the future. During the fourth quarter of fiscal 2003, Bondex retained a nationally recognized consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to assist it in analyzing its loss history data, to evaluate whether it would be possible to estimate the cost of disposing pending claims in light of both past and recent loss history, and to assist in determining whether future asbestos-related claims reasonably expected to be filed against Bondex were measurable, given recent changes of law.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003
                                   (UNAUDITED)

--------------------------------------------------------------------------------


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

At this time, we cannot estimate the liability that will result from all future claims. We established a reserve at May 31, 2003 for those pending cases that had progressed to a stage where the cost to dispose of these cases could reasonably be estimated. The estimation of even pending cases is difficult due to the dynamic nature of asbestos litigation. The reserve was established by taking an asbestos charge to fiscal 2003 operations of $140.0 million for measurable known claims and a provision for the future claims that can presently be estimated. We believed then and continue to believe that the asbestos reserve would be sufficient to cover asbestos-related cash flow requirements through fiscal 2006. The estimates for the $140.0 million asbestos charge were developed in consultation with our outside consulting firm and defense counsel, taking into account both historical and current settlement values. We recognize that future facts, events and legislation, both state and/or federal, may alter our estimates of both pending and future claims. We cannot estimate possible liabilities in excess of those accrued because we cannot predict the number of additional claims that may be filed in the future, the grounds for such claims, the damages that may be demanded, the probable outcome, or the impact of recent state and pending federal legislation on prospective asbestos claims.

In conjunction with outside advisors, we continue to study our asbestos-related exposure and evaluate the adequacy of this reserve and the related cash flow implications in light of actual claims experience, the impact of state law changes and the evolving nature of federal legislative efforts to address asbestos litigation. As of November 30, 2003, we believe the underlying facts and assumptions supporting establishment of the $140.0 million reserve (an amount adequate to cover approximately three years of cash flow requirements) have undergone no significant change, other than passage of time.

Due to the uncertainty inherent in the loss reserve estimations process, we are unable to estimate an additional range of loss in excess of our accruals. It is at least reasonably possible that actual

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003
                                   (UNAUDITED)

--------------------------------------------------------------------------------


costs will differ from estimates, but, based upon information presently available, such future costs are not expected to have a material adverse effect on our competitive or financial position or ongoing results of operations. However, such costs could be material to results of operations in a future period.


NOTE G - SUBSEQUENT EVENT
-------------------------

Subsequent to quarter end, on December 4, 2003, the Company issued and sold $200 million aggregate principal amount of 6.25% Senior Notes due 2013. The total net proceeds of this offering were used to pay in full the $128 million outstanding balance of the Company's $500 million revolving credit agreement and $69 million of the outstanding $72 million balance of the Company's asset securitization program.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2003

--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2003

--------------------------------------------------------------------------------

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2003

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2003

--------------------------------------------------------------------------------



REPORTABLE SEGMENT INFORMATION
------------------------------

RPM has two operating segments -- Industrial and Consumer -- based on the nature of business activities, products and services, the structure of management, and the structure of information as presented to the Board of Directors. Within each segment, individual operating companies or groups of companies generally address common markets, utilize similar technologies, and can share manufacturing or distribution capabilities. We evaluate the profit performance of our operating segments based on earnings before interest and taxes since interest expense is essentially related to corporate acquisitions, as opposed to segment operations. In addition to the two operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either operating segment. Related assets consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters property and equipment. Comparative six month and second quarter results on this basis are as follows:
-------------------------------------------------------------------------------



                                                    SIX MONTHS ENDED NOVEMBER 30,                QUARTER ENDED NOVEMBER 30,
                                              ------------------------------------------  -----------------------------------------
(In thousands)                                        2003                  2002                 2003                  2002
                                              ---------------------  -------------------  ------------------  ---------------------
NET SALES:
  Industrial Segment                                    $   646,498          $   578,562           $ 330,304              $ 286,317
  Consumer Segment                                          533,427              481,819             259,530                231,651
                                                        -----------          -----------           ---------              ---------

     TOTAL                                              $ 1,179,925          $ 1,060,381           $ 589,834              $ 517,968
                                                        ===========          ===========           =========              =========
INCOME BEFORE INCOME TAXES (a):
  Earnings Before Interest and Taxes (EBIT) (b)
    Industrial Segment                                  $    85,957          $    79,580           $  38,912              $  34,543
    Consumer Segment                                         74,165               68,439              32,030                 28,890
    Corporate/Other                                         (18,609)             (20,273)             (9,622)               (10,784)
                                                        -----------          -----------           ---------              ---------

       Total EBIT                                           141,513              127,746              61,320                 52,649
  Consolidated Interest Expense, Net                        (12,994)             (14,188)             (6,711)                (6,984)
                                                        -----------          -----------           ---------              ---------

       TOTAL                                            $   128,519          $   113,558           $  54,609              $  45,665
                                                        ===========          ===========           =========              =========


IDENTIFIABLE ASSETS:                              NOVEMBER 30, 2003       MAY 31, 2003
                                                  -----------------    -----------------

  Industrial Segment                                    $ 1,090,589          $ 1,067,916
  Consumer Segment                                        1,024,201            1,038,350
  Corporate/Other                                           146,444              140,945
                                                        -----------          -----------

     TOTAL                                              $ 2,261,234          $ 2,247,211
                                                        ===========          ===========

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2003

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED NOVEMBER 30, 2003
------------------------------------

NET SALES

Net sales on a consolidated basis for the second quarter of fiscal 2004 of $589.8 million improved 13.9 percent, or $71.8 million, over last year's second quarter net sales of $518.0 million. Growth in organic sales, resulting from continued solid demand for consumer/do-it-yourself ("DIY") products, rapid growth of roofing maintenance services and generally increased demand for industrial products, contributed 7.1 percent of this improvement, or $36.7 million, while acquisitions of seven smaller product lines contributed 3.8 percent or $19.8 million. Lastly, favorable foreign exchange rates, relating principally to the Canadian dollar and the euro, provided almost 3.0 percent, or $15.3 million, of increased sales quarter over quarter.

Industrial segment net sales for the second quarter amounted to 56.0 percent of the RPM total, and grew 15.4 percent to $330.3 million from last year's $286.3 million. This segment's net sales growth comes primarily from organic sales growth of 9.9 percent, including 3.9 percent from net favorable foreign exchange differences. Three smaller product line acquisitions during the past 12 months added the remaining 5.5 percent to industrial sales. Excluding the foreign exchange effect, organic sales growth in the industrial segment was approximately 6.0 percent, as the sales from lower-margin roofing maintenance services continued to grow rapidly, and demand for industrial products increased in general as the economy improved. We continue to secure new business and grow market share in many of our industrial segment operations.

Consumer segment net sales for the second quarter amounted to 44.0 percent of the RPM total, and grew 12.0 percent to $259.5 million from last year's $231.7 million. This segment's net sales growth comes primarily from organic growth among the main consumer product lines (DAP, Rust-Oleum, Zinsser), which added
10.2 percent to consumer sales, including favorable foreign exchange differences, and from four smaller product line acquisitions during the past 12 months, which added the remaining 1.8 percent to consumer segment sales.

GROSS PROFIT MARGIN

Consolidated gross profit margin of 45.1 percent of net sales this second quarter improved from 44.9 percent a year ago. The benefits derived from leveraging higher organic sales volume plus improved productivity and higher margins from acquisitions were slightly offset by a continued number of higher raw material and packaging costs, including oil-derivative materials such as acetones and solvents, which impacted gross margin by 70 basis points. Additionally, we experienced continued growth in certain strategic but lower-margin product lines and services.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2003

--------------------------------------------------------------------------------

Industrial segment gross profit margin for the second quarter improved to 45.4 percent of net sales from 45.0 percent last year, as a result of leveraging the volume improvements plus acquisitions, which more than offset the effect of continued, lower-margin growth from services business.

Consumer segment gross profit margin for this second quarter declined to 44.7 percent of net sales from 44.9 percent last year, despite the positive leverage from higher organic sales volume, primarily due to certain higher raw material and packaging costs, as well as in planned-for growth in certain lower-margin product lines. The impact of higher raw material costs experienced this quarter is not expected to be as significant for the remainder of this fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

Consolidated SG&A expense levels improved to 34.7 percent of net sales compared with 34.8 percent a year ago. This improvement is attributable in large part to positive leverage from the sales growth, especially in industrial services that require much lower SG&A support, and lower cost acquisitions. Additionally, certain marketing and growth-related investments continued this second quarter in both operating segments, partly offsetting these sales volume benefits on SG&A.

Industrial segment SG&A of 33.6 percent of net sales this second quarter compared to 32.9 percent a year ago. Higher volume benefits were more than offset by growth-related investments made in this segment, higher product liability accruals associated with our exterior insulating finishing systems, or EIFS (see Item 1. Legal Proceedings, Part II - Other Information for further discussion), and last year's $1.6 million insurance recovery during the second quarter.

Consumer segment SG&A of 32.3 percent of net sales this second quarter compared favorably against 32.4 percent a year ago, fully attributable to the sales growth, partly offset by increased advertising and other growth-related investments made in this segment as well.

Corporate/Other costs decreased during this year's second quarter to $9.6 million from $10.8 million during last year's second quarter. Product liability costs of $2.2 million were accrued for a year ago, associated with our asbestos exposure (see Item 1. Legal Proceedings, Part II - Other Information for further discussion), versus none this year, since there was an asbestos charge taken as of this past fiscal year-end, which was estimated to cover approximately 3 years worth of related cash costs at that time. Partly offsetting this cost reduction were higher insurance and legal costs related primarily to corporate governance issues affecting essentially all U.S. publicly held companies.

License fee and joint venture income of $0.3 million during each of the second quarters ended November 30, 2003 and 2002 are reflected as reductions of consolidated SG&A expenses.

EARNINGS BEFORE INTEREST AND TAXES (EBIT)

We believe that EBIT best reflects the performance of our operating segments, as interest expense and income taxes are not consistently allocated to operating segments by the various constituencies utilizing

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2003

--------------------------------------------------------------------------------


our financial statements. Requests for operating performance measures received from research analysts, financial institutions and rating agencies typically focus on EBIT, and we believe EBIT disclosure is responsive to our investors.

Consolidated EBIT for this year's second quarter grew by $8.7 million, or 16.5 percent, to $61.3 million from $52.6 million during last year's second quarter, with margin improvement to 10.4 percent of net sales from 10.2 percent a year ago. This growth reflects the positive impact from higher sales volume, including accretive acquisitions, despite the 70 basis points negative impact from higher material costs.

Industrial segment EBIT grew by $4.4 million, or 12.7 percent, to $38.9 million from last year's $34.5 million, mainly from the higher sales volume and the accretive results of its recent acquisitions.

Consumer segment EBIT grew by $3.1 million, or 10.9 percent, to $32.0 million from last year's $28.9 million, mainly from the net profitability of the organic sales growth in this segment less the impact from higher material costs.

NET INTEREST EXPENSE

Net interest expense was $0.3 million lower this second quarter than a year ago. Interest rates averaged 3.49 percent during this second quarter, 59 basis points lower than a year ago, accounting for $0.8 million of the interest savings. Higher average net borrowings this year, primarily associated with recent acquisitions, of approximately $51 million added $0.2 million of interest cost, and investment income performance declined by $0.3 million year-over-year.

INCOME TAX RATE

The effective income tax rate this year of 35.5 percent compares with 35.1 percent a year ago. Reflected in the prior year rate is the accumulation of several years worth of research tax credits, while in the current year rate, the research tax credit benefit is limited to the current year. Additionally, the slight changes in our geographic mix of earnings have increased the current year tax rate.

NET INCOME

This year's second quarter net income of $35.2 million increased $5.6 million, or 18.8 percent, from last year's $29.6 million. Margin on sales strengthened to
6.0 percent of sales from last year's 5.7 percent despite the 70 basis points (pre-tax) impact from higher material costs. Earnings per common share increased by 15.4 percent, to $0.30 from $0.26 a year ago.

SIX MONTHS ENDED NOVEMBER 30, 2003
----------------------------------

NET SALES

Net sales on a consolidated basis for the first six months of fiscal 2004 of $1.180 billion improved 11.3 percent, or $119.5 million, over last year's first half net sales of $1.060 billion. Growth in

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2003

--------------------------------------------------------------------------------


organic demand contributed 5.0 percent of this improvement, or $53.0 million, while acquisitions of nine small product lines contributed 3.6 percent or $38.2 million. Lastly, favorable foreign exchange rates relating principally to the Canadian dollar and the euro provided almost 2.7 percent, or $28.3 million, of increased sales over last year.

Industrial segment net sales for these first six months amounted to 54.8 percent of RPM consolidated net sales, and grew 11.7 percent to $646.5 million from last year's $578.6 million. This segment's net sales growth comes from five small product line acquisitions during the past 12 months, which added $29.9 million or 5.1 percent to industrial sales, and from organic sales growth of 6.6 percent, which includes 3.4 percent growth from net favorable foreign exchange differences. Excluding the foreign exchange effect, organic sales growth in the industrial segment was approximately $18.2 million or 3.1 percent better than the prior year, as the sales from roofing maintenance services continued to grow rapidly and the demand for industrial products increased in general as the economy improved. Additionally, we continue to secure new business and grow market share in many of our industrial segment operations.

Consumer segment net sales for these first six months amounted to 45.2 percent of RPM consolidated net sales, and grew 10.7 percent to $533.4 million from last year's $481.8 million. This segment's net sales growth comes primarily from organic growth among the main consumer product lines, including DAP, Rust-Oleum, and Zinsser, which added 9.0 percent to consumer sales, including 1.8 percent from favorable foreign exchange differences. Also contributing to growth in this segment year-over-year were four small product line acquisitions during the past 12 months, which added the remaining 1.7 percent of sales growth.

GROSS PROFIT MARGIN

Consolidated gross profit margin of 45.9 percent of net sales this first half declined from 46.3 percent a year ago. The positive impacts of improvements in sales volume, productivity, and accretive acquisitions over the last 12 months could not overcome the combination of 60 basis points negative impact from increased raw material and packaging costs, and continued growth in certain strategic, but lower-margin, product lines and services.

By segment, the industrial gross profit margin for the first six months of fiscal 2004 declined to 46.3 percent of net sales from 46.5 percent last year, primarily from the continued growth of lower-margin maintenance service businesses.

Gross profit margin for the consumer segment also declined these first six months of fiscal 2004, to 45.5 percent of net sales from 46.0 percent last year. While this segment has experienced positive leverage from increased sales volume, productivity gains and benefits from ongoing cost reduction efforts, higher material costs, planned-for growth in certain strategic, but lower-margin product lines, and lower-margin acquisitions over the last 12 months have more than offset these benefits. The impact of higher raw material costs experienced these first six months is not expected to be as significant for the remainder of this fiscal year.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2003

--------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

Consolidated SG&A expense levels for the first six months of fiscal 2004 improved to 33.9 percent of net sales compared with 34.2 percent a year ago, reflecting positive leverage from growth in net sales, especially the growth in lower-margin services that require much lower SG&A support, and lower cost structure acquisitions. Certain marketing and growth-related investments were also made in both segments this first half, partly offsetting these benefits.

Industrial segment SG&A as a percent of net sales for this first half of 33.0 percent compares to 32.8 percent a year ago. The leverage benefits from improved sales volume were more than offset by certain growth-related investments made these first six months, higher product liability accruals associated with our exterior insulating finishing systems, or EIFS (see Item 1. Legal Proceedings,
Part II - Other Information for further discussion), and last year's $1.6 million insurance recovery.

Consumer segment SG&A as a percent of net sales for this first half of 31.6 percent compares favorably against 31.8 percent a year ago, fully attributable to the sales growth, partly offset by growth-related investments made in this segment as well.

Corporate/Other costs decreased during this year's first half to $18.6 million from $20.3 million last year. Product liability costs of $4.0 million were accrued for a year ago, associated with our asbestos exposure (see Item 1. Legal Proceedings, Part II - Other Information for further discussion), versus none this year, since there was an asbestos charge taken as of this past fiscal year-end, which was estimated to cover approximately 3 years worth of related cash costs at that time. Partly offsetting this cost reduction were higher insurance and legal costs related primarily to corporate governance issues affecting essentially all U.S. publicly held companies.

License fee and joint venture income of $0.4 and $0.5 million during the first six months ended November 30, 2003 and 2002, respectively, are reflected as reductions of consolidated SG&A expenses.

EARNINGS BEFORE INTEREST AND TAXES (EBIT)

Consolidated EBIT for this year's first half grew by $13.8 million, or 10.8 percent, to $141.5 million from $127.7 million during last year's first half, while margins held steady at 12.0 percent of sales. Growth in consolidated EBIT reflects the positive impact of net sales improvements year-over-year, including recent accretive acquisitions, despite the 60 basis point negative impact of increased raw material and packaging costs.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2003

--------------------------------------------------------------------------------

By segment, Industrial EBIT grew by $6.4 million, or 8.0 percent, to $86.0 million from last year's $79.6 million. Consumer segment EBIT grew this first half by $5.7 million, or 8.4 percent, to $74.2 million from last year's $68.4 million. This growth in operating EBIT reflects solid growth in net sales, including accretive acquisitions over the last twelve months, offset partially by increases in material costs and growth-related initiatives.


NET INTEREST EXPENSE

Net interest expense was $1.2 million lower these first six months than a year ago. Interest rates averaged 3.52 percent during the first half of this year, 52 basis points lower than a year ago, accounting for $1.3 million of the interest savings. Additionally, investment income improved slightly over last year's performance, by approximately $0.1 million, combined with debt repayments over the past year which saved an additional $0.5 million in interest cost. Offsetting these savings were approximately $0.8 million of added interest costs associated with recent acquisitions.

INCOME TAX RATE

The effective income tax rate this year of 35.5 percent compares with 35.0 percent a year ago. Reflected in the prior year rate is the accumulation of several years worth of research tax credits, while in the current year rate, the research tax credit benefit is limited to the current year. Additionally, the slight changes in our geographic mix of earnings have increased the current year tax rate.

NET INCOME

Net income of $82.9 million for this year's first half increased $9.1 million, or 12.3 percent, from last year's $73.8 million. Earnings per common share increased by 10.9 percent, to $0.71 from $0.64 a year ago. Margin on sales has held at 7.0 percent, despite the 60 basis points (pre-tax) impact from higher material costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOWS FROM:

OPERATING ACTIVITIES

There was $65.9 million of cash generated from operations during the first six months of fiscal 2004 compared with $90.5 million generated during the same period a year ago, or a net decrease of $24.6 million. Cash flow from operations was positively impacted by $11.9 million from an increase in net income of $9.1 million and depreciation and amortization of $2.8 million versus the prior year's results. The decrease in cash flow from "Changes in operating working capital" and "Items not affecting cash and other" is mainly a result of year-over-year changes in long-term and short-term asbestos related reserves, net of taxes, of approximately $17.6 million. As disclosed in our "Critical Accounting Policies and Estimates" and our discussion on asbestos litigation (refer to Item 1. Legal Proceedings, Part II-Other Information), the significant increase in asbestos claims activity and inequitable joint and several liability determinations against our Bondex subsidiary caused our related third-party insurance to be depleted during the first quarter of our current fiscal year. Accordingly, we are now required to fund costs previously covered by insurance with our cash from operations. Trade accounts receivable generated a

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2003

--------------------------------------------------------------------------------


year-over-year decrease in cash flow of $13.5 million which was principally associated with an increase in sales in this year's second quarter versus last year. In addition, as it relates to accounts receivable during the first six months of fiscal 2004, there was $3.9 million negative effect due to exchange rates caused by a weakening U.S. dollar since May 31, 2003. Inventories also required an additional $11.2 million of operating cash as a result of the increased sales volume and the associated inventory required to support these levels. Here on inventory similarly to accounts receivable, there was $2.8 million negative effect due to exchange rates in this year's first six months. Management continues to focus on improving accounts receivable collection and managing inventory levels to lower levels as a result of strengthened information technology systems and continuous improvements in operating techniques, such as Class "A" manufacturing. Accounts payable had a positive year-over-year increase in cash flow of $4.2 million while all other remaining balance sheet changes related to cash flows had a net positive impact of $1.6 million. Since quarter's end, approximately $30 million of cash from operations was realized as the heavy second quarter sales in accounts receivable at quarter's end were collected.

Cash provided from operations remains our primary source of financing internal growth, with limited use of short-term debt.

INVESTING ACTIVITIES

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth through improved production and distribution efficiencies and capacity, and to enhance administration. Capital expenditures during the first six months of fiscal 2004 of $15.5 million compare with depreciation of $23.3 million, well within the maintenance level of spending. We are not capital intensive and capital expenditures generally do not exceed depreciation in a given year. Capital spending is expected to hold at approximately the maintenance level of $40 million to $50 million annually for the next several years.

During the first six months of fiscal 2004, we invested a total of $20.0 million for acquisitions.

FINANCING ACTIVITIES

On June 6, 2002, we entered into a $125 million accounts receivable securitization transaction with several banks through June 4, 2005, which is subject to continuation by an annual renewal by the banks. The securitized accounts receivable are owned in their entirety by RPM Funding Corporation, a wholly owned consolidated special-purpose entity ("SPE"), and are not available to satisfy claims of our creditors until the participating banks' obligations have been paid in full. This securitization is being

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2003

--------------------------------------------------------------------------------

accomplished by having certain subsidiaries sell various of their accounts receivable to the SPE, and by having the SPE then transfer those receivables to a conduit administered by the banks. This securitization did not constitute a form of off-balance sheet financing, and is fully reflected in our financial statements. The amounts available under this program are subject to changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the underlying accounts receivable. This transaction increased our liquidity and reduced our financing costs by replacing up to $125 million of existing borrowing at lower interest rates. As of November 30, 2003, $72 million was outstanding under this program.

On February 12, 2003, we announced the authorization of a share repurchase program, allowing the repurchase of up to 10 million shares of RPM common stock over a period of 12 months. As of November 30, 2003, we had repurchased 100,000 of our shares at an average price of $11.67 per share.

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

Also in May 2003, we established a $200 million non-rated commercial paper ("CP") program under which borrowings are unsecured for terms of 270 days or less. This CP program currently allows for lower interest cost than that available under the Company's $500 million revolving credit facility. The $500 million credit facility is available to back up our CP program to the extent it is not drawn upon. As of November 30, 2003, there was $115.6 million outstanding under this CP program.

Our debt-to-capital ratio was 43% at November 30, 2003, down from 45% at May 31, 2003.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2003

--------------------------------------------------------------------------------

The following table summarizes our financial obligations and their expected maturities at November 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

                                                                   Less than                    After
                                                       Total         1 year        1-3 years   3 years
                                                       -----        --------       ---------   -------
                                                                    ($ in millions)
Current portion of long-term debt                      $  1.6         $  1.6          $  -      $  -
Long-term debt                                          721.6            -             431.4     290.2
Non-cancelable operating lease obligations(1)            72.8           16.8            23.9      32.1
                                                       ------         ------          ------    ------
                                                       $796.0         $ 18.4          $455.3    $322.3
                                                       ======         ======          ======    ======

(1) We calculate non-cancelable operating lease obligations on an annual basis and consequently such information is not available at November 30, 2003. The amounts shown above are for the fiscal year end May 31, 2003.

We maintain excellent relations with our banks and other financial institutions to provide continual access to financing for future growth opportunities.

Subsequent to quarter end, on December 4, 2003, the Company issued and sold $200 million aggregate principal amount of 6.25% Senior Notes due 2013. The total net proceeds of this offering were used to pay in full the $128 million outstanding balance of the Company's $500 million revolving credit agreement and $69 million of the outstanding $72 million balance of the Company's asset securitization program.

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

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

We do not have any off-balance sheet financings. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in or relationships with any special purpose entities that are not reflected in our financial statements.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2003

--------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

We are exposed to market risk from changes in interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and denominate our business transactions in a variety of foreign currencies. There were no material changes in our exposure to market risk since May 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

(a)         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

            The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of November 30, 2003 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b)         CHANGES IN INTERNAL CONTROLS.

            There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 1.   LEGAL PROCEEDINGS
---------------------------

EIFS LITIGATION
---------------

As previously reported, Dryvit is a defendant or co-defendant in numerous exterior insulated finish systems ("EIFS") related lawsuits. As of November 30, 2003, Dryvit was a defendant or co-defendant in approximately 370 single-family residential EIFS cases, the majority of which are pending in the Southeastern region of the U.S. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit's EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from alleged exposure to mold.

As previously reported, Dryvit settled the North Carolina class action styled Ruff, et al. v. Parex, Inc., et al. ("Ruff"). As of November 30, 2003, a cumulative total of 728 claims had been submitted to the Ruff claims administrator for verification and validation since the January 17, 2000 notice to the Ruff class. Of these 728 claims, 338 claims were rejected and 375 claims were paid in the aggregate amount of approximately $6.1 million pursuant to funding arrangements with Dryvit's historical insurers. The claim period for filing claims in the Ruff class action expired on January 17, 2003. The remaining submitted claims are at various stages of review by the Ruff claims administrator. Based on the funding commitments in place to cover the Ruff claims, Dryvit does not expect the costs of resolving the residual claims to be material.

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

A fairness hearing was held on October 1, 2002 (which continued on December 16, 2002), for the court to determine whether the proposed settlement is fair, reasonable and adequate. An order and judgment granting final approval of the settlement was entered on January 14, 2003. Subsequent to the Final Order, notices of appeal were filed by persons seeking to challenge certain provisions of the proposed settlement. Dryvit believes the persons challenging the settlement have no standing to complain about the settlement. Dryvit is vigorously challenging this appeal and expects that the Final Order will be upheld.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Dryvit's insurers have paid or are currently paying a portion of Dryvit's defense costs in the class actions, and individual commercial and residential EIFS lawsuits. Dryvit, the Company's wholly-owned captive insurer, First Colonial Insurance Company, and certain of Dryvit's umbrella insurers have been parties to cost-sharing agreements the terms of which are subject to periodic renegotiation. Under current cost-sharing agreements and funding obtained from one of Dryvit's historical carriers, Dryvit's indemnity and defense costs continue to be substantially covered by insurance; however, Dryvit has recently assumed a greater share of its EIFS litigation costs. Dryvit has secured insurer funding commitments to cover a substantial portion of the anticipated costs of the Posey national settlement. Since Dryvit does not presently have sufficient claims experience under the proposed Posey settlement, it is possible that the rate of actual claims may, at some point in the future, exceed management's current expectations. Based on consultation with counsel, management believes that to the extent some of the Posey settlement costs are not covered by existing funding commitments, such amounts will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ASBESTOS LITIGATION
-------------------

As previously reported, certain of the Company's wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as "the Subsidiaries"), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of which are pending in four states - Illinois, Ohio, Mississippi and Texas. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by one of the Company's Subsidiaries.

The Company's Subsidiaries vigorously defend these asbestos-related lawsuits and in many cases, the plaintiffs are unable to demonstrate that any injuries they have incurred, in fact, resulted from exposure to one of our Subsidiaries' products. In such cases, the Subsidiary is generally dismissed without payment. With respect to those cases where compensable disease, exposure and causation are established with respect to one of our Subsidiaries' products, the Subsidiary generally settles for amounts that reflect the confirmed disease, the particular jurisdiction, applicable law, the number and solvency of other parties in the case and various other factors which may influence the settlement value each party assigns to the case.

As of November 30, 2003, the Company had a total of 2,737 active asbestos cases compared to a total of 1,490 cases as of November 30, 2002. For the quarter ended November 30, 2003, the Company's dismissals and/or settlements covered 208 cases for a total of $18.6 million of gross settlement and defense costs. For the comparable period ended November 30, 2002, the Company's dismissals and/or settlements covered 1,086 cases for a total of $13.4 million of gross settlement costs which included then applicable third party insurance contributions during the quarter. In some jurisdictions, the dismissal or settlement of a case may involve more than one individual plaintiff.

Beginning in the fourth quarter of fiscal 2002 continuing into fiscal 2003, the Company's Subsidiaries (principally Bondex), incurred higher settlement and defense costs resulting from higher settlement demands in certain jurisdictions due primarily to the insolvency of other co-

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

defendants in the asbestos litigation which, in many cases, disproportionately increased our Subsidiaries' share of the alleged liability. The Company expects that it will continue to experience these higher settlement and defense costs during the current fiscal year. The federal legislative initiative to establish a trust fund coupled with recent state tort law changes could significantly alter future settlement values and claim rates. Based on the significant increase in asbestos claims and the inequitable impact of joint and several liability laws on Bondex, as previously reported, our undisputed third-party insurance was depleted during the first quarter of 2004. Prior to this sudden and precipitous increase in claims and settlement values, the combination of reserves and available insurance was expected at that time to adequately cover our asbestos claims for the foreseeable future.

As previously disclosed, during the fourth quarter of fiscal 2003, the Company engaged an outside advisor to assist its Subsidiaries in evaluating their asbestos-related liabilities. Estimating the future cost of these asbestos related contingent liabilities is subject to many uncertainties, including (i) the ultimate number of claims filed against the Subsidiaries, (ii) the cost of resolving both current known and future unknown claims, (iii) the amount of insurance available to cover such claims, (iv) future earnings and cash flow of the Company's Subsidiaries, (v) the impact of bankruptcies of other companies whose share of liability may be imposed on the Company's Subsidiaries under certain state liability laws, (vi) the unpredictable aspects of the litigation process including the scheduling of trial dates and the jurisdictions in which trials are scheduled, (vii) the lack of specific information in many cases concerning exposure to the Subsidiaries' products and the claimants' diseases, and (viii) potential changes in applicable federal and/or state law. Recently adopted state tort law changes have created significant uncertainty with respect to future defense strategies, settlement values and, over time, are expected to positively impact claim frequency and severity. The changes generally provide for liability to be determined on a proportional cause basis. These state law changes are not expected to have an impact on asbestos litigation until the latter part of fiscal 2004 or early in fiscal 2005. Therefore, at this time, the Company has concluded that the potential liability that may result from all known and future unknown claims is not presently estimable.

The Company has, however, established a reserve for those pending cases that have progressed to a stage where the cost to dispose of these cases can reasonably be estimated. For those claims for which the Company has been able to develop estimates, it has done so in consultation with its outside advisor and defense counsel taking into account disease, dismissal rates and applicable settlement values experience. The reserve was established by taking an asbestos charge in fiscal 2003 of $140 million for measurable known claims and a provision for some future claims that are estimable. After payments made during the first two quarters of this fiscal year, the remaining amount of the reserve is $118 million. We believe this asbestos reserve will be sufficient to cover our Subsidiaries' asbestos-related cash flow requirements into fiscal 2006.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


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

As previously disclosed, the Company's Subsidiaries' undisputed third party insurance coverage was depleted during the first quarter of the 2004 fiscal year. Since the third quarter of fiscal 2003, the Company's Subsidiaries have been in the process of reviewing their known (and searching for any additional unknown) insurance policies to determine whether or not other insurance limits may be available to cover its asbestos liabilities. On July 3, 2003, certain of the Company's Subsidiaries filed a complaint for declaratory judgment, breach of contract and bad faith in the U.S. Federal District Court (Northern District of Ohio, Eastern Division) against several of their third party insurers who had issued liability insurance policies that provided various types of primary and excess coverage during various policy periods between 1968 and 1984. Under these liability insurance policies, the insurers provided defense and/or indemnity coverage to certain of the Company's Subsidiaries for asbestos bodily injury claims. This coverage action was filed when these insurers ceased providing defense and/or indemnity coverage to certain of the Company's Subsidiaries and wrongfully claimed that aggregate limits of liability of their respective insurance policies have been exhausted. The Company is unable at the present time to predict the outcome of this recently filed action.

ENVIRONMENTAL PROCEEDINGS
-------------------------

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

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The Annual Meeting of Stockholders of RPM International Inc. was held on October 10, 2003. The following matters were voted on at the meeting.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


1. Election of Bruce A. Carbonari, James A. Karman, Donald K. Miller and Joseph P. Viviano as Directors of the Company. The nominees were elected as Directors with the following votes:

         Bruce A. Carbonari
         ------------------

                  For                      93,471,705
                  Withheld                  5,072,519
                  Broker non-votes                -0-


         James A. Karman
         ---------------

                  For                      91,712,094
                  Withheld                  6,832,130
                  Broker non-votes                -0-


         Donald K. Miller
         ----------------

                  For                      92,851,013
                  Withheld                  5,693,211
                  Broker non-votes                -0-


         Joseph P. Viviano
         -----------------

                  For                      93,662,411
                  Withheld                  4,881,813
                  Broker non-votes                -0-

In addition to the Directors above, the following Directors' terms of office continued after the Annual Meeting of Stockholders: Dr. Max D. Amstutz, Edward
B. Brandon, E. Bradley Jones, William A. Papenbrock, Albert B. Ratner, Frank C. Sullivan, Thomas C. Sullivan and Dr. Jerry Sue Thornton.


2. The proposal to approve the 2003 Restricted Stock Plan for Directors was approved with the following votes:

                  For                      63,416,987
                  Against                   7,468,382
                  Abstain                   2,524,488
                  Broker non-votes                -0-

For information on how the votes for the above matters were tabulated, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Stockholders on October 10, 2003.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

         (a)      EXHIBITS
                  --------

   EXHIBIT NUMBER                         EXHIBIT DESCRIPTION
   -------------                          -------------------
       *10.1            RPM International Inc. 2003 Restricted Stock Plan for
                        Directors. (x)
        11.1            Computation of Net Income per share of Common Stock. (x)
        31.1 Rule 13a-14(a) Certification of the Company's Chief Executive Officer. (x)
        31.2 Rule 13a-14(a) Certification of the Company's Chief Financial Officer. (x)
        32.1 Section 1350 Certification of the Company's Chief Executive Officer. (x)
        32.2 Section 1350 Certification of the Company's Chief Financial Officer (x)
-------------
(x)  Filed herewith.
* Management contract or compensatory plan or arrangement.

         (b)      REPORTS ON FORM 8-K
                  -------------------

                  (i) We furnished to the SEC a Current Report on Form 8-K, dated October 8, 2003, regarding the Company's financial results for the first quarter ended August 31, 2003.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                         RPM INTERNATIONAL INC.



                         BY /s/ Frank C. Sullivan
                           -------------------------------------
                         FRANK C. SULLIVAN
                         PRESIDENT AND CHIEF EXECUTIVE OFFICER



                         BY /s/ Robert L. Matejka
                           -------------------------------------
                         ROBERT L. MATEJKA
                         VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND CONTROLLER




DATED:  JANUARY 14, 2004