Form 10-Q
period 2004-02-29
RPM INTERNATIONAL INC/DE/
filed 2004-04-08
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004, OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO
      ___________________.

COMMISSION FILE NO. 1-14187

                             RPM INTERNATIONAL INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                              02-0642224
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF
INCORPORATION OR ORGANIZATION)                 (IRS EMPLOYER IDENTIFICATION NO.)

P.O. BOX 777; 2628 PEARL ROAD; MEDINA, OHIO                                44258
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE                 (330) 273-5090
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

                                                             YES  X     NO     .
                                                                 ----     -----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

                                                             YES  X     NO     .
                                                                 ----     -----

                              AS OF APRIL 2, 2004
  115,980,870 SHARES OF RPM INTERNATIONAL INC. COMMON STOCK WERE OUTSTANDING.

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES*

                                      INDEX

                                                                     PAGE NO.
                                                                     --------
PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

                CONSOLIDATED BALANCE SHEETS                              3
                CONSOLIDATED STATEMENTS OF INCOME                        4
                CONSOLIDATED STATEMENTS OF CASH FLOWS                    5
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                    24

ITEM 4.  CONTROLS AND PROCEDURES                                        24

PART II. OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS                                              25

ITEM 2.  CHANGES IN SECURITIES                                          28

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               29

SIGNATURES                                                              31

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

                        PART I. -- FINANCIAL INFORMATION
                         ITEM 1. -- FINANCIAL STATEMENTS

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        ASSETS
                                                                     FEBRUARY 29, 2004     MAY 31, 2003
                                                                     -----------------     ------------
CURRENT ASSETS
  CASH AND SHORT-TERM INVESTMENTS                                       $    50,868       $    50,725
  TRADE ACCOUNTS RECEIVABLE (LESS ALLOWANCES OF
    $18,460 AND $17,297, RESPECTIVELY)                                      355,143           439,623
  INVENTORIES                                                               291,908           253,204
  DEFERRED INCOME TAXES                                                      54,284            51,285
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                                 137,063           133,257
                                                                        -----------       -----------
    TOTAL CURRENT ASSETS                                                    889,266           928,094
                                                                        -----------       -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                      747,977           714,009
  ALLOWANCE FOR DEPRECIATION AND AMORTIZATION                              (381,122)         (343,220)
                                                                        -----------       -----------
    PROPERTY, PLANT AND EQUIPMENT, NET                                      366,855           370,789
                                                                        -----------       -----------
OTHER ASSETS
  GOODWILL                                                                  649,811           631,253
  OTHER INTANGIBLE ASSETS, NET OF AMORTIZATION                              279,799           282,949
  OTHER                                                                      38,001            34,126
                                                                        -----------       -----------
    TOTAL OTHER ASSETS                                                      967,611           948,328
                                                                        -----------       -----------

TOTAL ASSETS                                                            $ 2,223,732       $ 2,247,211
                                                                        ===========       ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                      $   142,740       $   171,956
  CURRENT PORTION OF LONG-TERM DEBT                                           2,080             1,282
  ACCRUED COMPENSATION AND BENEFITS                                          68,481            77,577
  ACCRUED LOSS RESERVES                                                      55,777            64,230
  ASBESTOS-RELATED LIABILITIES                                               49,579            41,583
  OTHER ACCRUED LIABILITIES                                                  62,597            59,759
  INCOME TAXES PAYABLE                                                      (10,580)           11,263
                                                                        -----------       -----------
    TOTAL CURRENT LIABILITIES                                               370,674           427,650
                                                                        -----------       -----------
LONG-TERM LIABILITIES
  LONG-TERM DEBT, LESS CURRENT MATURITIES                                   709,753           724,846
  ASBESTOS-RELATED LIABILITIES                                               56,370           103,000
  OTHER LONG-TERM LIABILITIES                                                62,578            59,951
  DEFERRED INCOME TAXES                                                      81,308            54,756
                                                                        -----------       -----------
    TOTAL LONG-TERM LIABILITIES                                             910,009           942,553
                                                                        -----------       -----------
STOCKHOLDERS' EQUITY
  PREFERRED STOCK, PAR VALUE $0.01; AUTHORIZED  50,000 SHARES;
     NONE ISSUED
  COMMON STOCK, PAR VALUE $0.01 AUTHORIZED 300,000 SHARES;
     ISSUED 115,963 AND OUTSTANDING 115,952 AS OF FEBRUARY 2004;
     ISSUED 115,596 AND OUTSTANDING 115,496 AS OF MAY 2003                    1,160             1,156
  PAID-IN CAPITAL                                                           512,443           508,397
  TREASURY STOCK, AT COST                                                      (135)           (1,167)
  ACCUMULATED OTHER COMPREHENSIVE LOSS                                        2,295           (17,169)
  RETAINED EARNINGS                                                         427,286           385,791
                                                                        -----------       -----------
            TOTAL STOCKHOLDERS' EQUITY                                      943,049           877,008
                                                                        -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 2,223,732       $ 2,247,211
                                                                        ===========       ===========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               NINE MONTHS ENDED                THREE MONTHS ENDED
                                                          ----------------------------     ---------------------------
                                                          FEBRUARY 29,    FEBRUARY 28,     FEBRUARY 29,   FEBRUARY 28,
                                                              2004            2003             2004           2003
                                                          ------------    ------------     ------------   ------------
NET SALES                                                  $1,660,694      $1,493,943      $  480,769      $  433,562

COST OF SALES                                                 908,121         817,681         270,175         248,182
                                                           ----------      ----------      ----------      ----------
GROSS PROFIT                                                  752,573         676,262         210,594         185,380

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  593,962         534,902         193,496         171,766

INTEREST EXPENSE, NET                                          20,761          20,290           7,767           6,102
                                                           ----------      ----------      ----------      ----------
INCOME BEFORE INCOME TAXES                                    137,850         121,070           9,331           7,512

PROVISION FOR INCOME TAXES                                     48,937          42,374           3,313           2,629
                                                           ----------      ----------      ----------      ----------
NET INCOME                                                 $   88,913      $   78,696      $    6,018      $    4,883
                                                           ==========      ==========      ==========      ==========

AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
     BASIC                                                    115,687         115,193         115,835         115,583
                                                           ==========      ==========      ==========      ==========
     DILUTED                                                  116,593         116,022         117,351         116,121
                                                           ==========      ==========      ==========      ==========
BASIC EARNINGS PER SHARE OF COMMON STOCK                   $     0.77      $     0.68      $     0.05      $     0.04
                                                           ==========      ==========      ==========      ==========
DILUTED EARNINGS PER SHARE OF COMMON STOCK                 $     0.76      $     0.68      $     0.05      $     0.04
                                                           ==========      ==========      ==========      ==========
CASH DIVIDENDS PER SHARE OF COMMON STOCK                   $   0.4100      $   0.3850      $   0.1400      $   0.1300
                                                           ==========      ==========      ==========      ==========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                                               5
                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                           ---------------------------
                                                           FEBRUARY 29,   FEBRUARY 28,
                                                               2004           2003
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                $  88,913       $  78,696
  DEPRECIATION AND AMORTIZATION                                46,784          42,285
  ITEMS NOT AFFECTING CASH AND OTHER                          (12,527)            563
  CHANGES IN OPERATING WORKING CAPITAL                        (14,389)         (4,237)
                                                            ---------       ---------

                                                              108,781         117,307
                                                            ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                        (26,169)        (22,017)
  ACQUISITION OF BUSINESSES, NET OF CASH ACQUIRED             (24,871)        (19,547)
                                                            ---------       ---------

                                                              (51,040)        (41,564)
                                                            ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  REDUCTIONS OF LONG-TERM AND SHORT-TERM DEBT                 (14,295)        (14,922)
  CASH DIVIDENDS                                              (47,419)        (44,123)
  EXERCISE OF STOCK OPTIONS                                     4,116           3,286
                                                            ---------       ---------

                                                              (57,598)        (55,759)
                                                            ---------       ---------

INCREASE IN CASH AND SHORT-TERM INVESTMENTS                       143          19,984

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD         50,725          42,172
                                                            ---------       ---------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD            $  50,868       $  62,156
                                                            =========       =========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                   (UNAUDITED)
-------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and nine month periods ended February 29, 2004 and February 28, 2003. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2003.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE B - INVENTORIES
--------------------

Inventories were composed of the following major classes:

                                  FEBRUARY 29, 2004    MAY 31, 2003
                                  -----------------    ------------
                                           (IN THOUSANDS)
Raw materials and supplies             $109,262          $ 80,517
Finished goods                          182,646           172,687
                                       --------          --------
                                       $291,908          $253,204
                                       ========          ========

NOTE C - COMPREHENSIVE INCOME
-----------------------------

Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities. Total comprehensive income, comprised of net income and other comprehensive income, amounted to $11.3 million and $19.0 million during the third quarter of fiscal years 2004 and 2003, respectively, and $108.4 million and $94.9 million for the nine-month periods ended February 29, 2004 and February 28, 2003, respectively.

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

                                                                               7
                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                   (UNAUDITED)
-------------------------------------------------------------------------------

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

NOTE E - STOCK BASED COMPENSATION
---------------------------------

At February 29, 2004, we had two stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Such pro forma information, determined as if we had accounted for our employee stock options under the fair value recognition provisions of SFAS No. 123, is illustrated in the following table:

                                                           Nine Months Ended                Three Months Ended
                                                      ----------------------------     ----------------------------
                                                      February 29,    February 28,     February 29,    February 28,
                                                         2004             2003             2004            2003
                                                      ------------    ------------     ------------    ------------
(In thousands, except per share amounts)

Net Income, as reported                               $   88,913       $   78,696       $   6,018       $   4,883

Add: Stock-based employee compensation expense
 from restricted stock plans included in
 reported net income, net of related tax effects             998              969             333             384

Deduct: Total stock-based compensation expense
 determined under fair value-based method
 for all awards, net of related tax effects               (3,237)          (3,247)         (1,220)         (1,307)
                                                      ----------       ----------       ---------       ---------
Pro Forma Net Income                                  $   86,674       $   76,418       $   5,131       $   3,960
                                                      ==========       ==========       =========       =========
Earnings per Share, as reported:
     Basic                                            $     0.77       $     0.68       $    0.05       $    0.04
                                                      ==========       ==========       =========       =========
     Diluted                                          $     0.76       $     0.68       $    0.05       $    0.04
                                                      ==========       ==========       =========       =========
Pro Forma Earnings per Share:
     Basic                                            $     0.75       $     0.66       $    0.04       $    0.03
                                                      ==========       ==========       =========       =========
     Diluted                                          $     0.74       $     0.66       $    0.04       $    0.03
                                                      ==========       ==========       =========       =========

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                   (UNAUDITED)
-------------------------------------------------------------------------------

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

The rate at which plaintiffs filed asbestos-related suits against Bondex increased in the fourth quarter of fiscal 2002 and the first three quarters of fiscal 2003, influenced by the bankruptcy filings of numerous other defendants in asbestos-related litigation. Based on the significant increase in asbestos claims activity and inequitable joint and several liability determinations against Bondex, as previously reported, our third-party insurance was depleted in the first quarter of this fiscal year. Our third-party insurers historically have been responsible, under various cost-sharing arrangements, for the payment of approximately 90% of the indemnity and defense costs associated with our asbestos litigation. Prior to this sudden precipitous increase in loss rates, the combination of book loss reserves and insurance coverage was expected to adequately cover our asbestos claims for the foreseeable future. We have reserved our rights with respect to various of our third-party insurers' claims of exhaustion, and in late calendar 2002 commenced reviewing our known insurance policies to determine whether or not other insurance limits may be available to cover our asbestos liabilities. As a result of this examination, on July 3, 2003, the Company filed a complaint in Federal Court against several insurance carriers for declaratory judgment, breach of contract and bad faith. We are unable at the present time to predict whether, or to what extent, any additional insurance may cover our asbestos liabilities.

During the last seven months of fiscal 2003, new state liability laws were enacted in three states where more than 80% of the claims against Bondex are pending. The changes generally provide for liability to be determined on a "proportional cause" basis, thereby limiting Bondex's responsibility to only its share of the alleged asbestos exposure. These state law changes are not expected to have an impact on asbestos litigation affecting us until the latter part of fiscal 2004 or early in fiscal 2005.

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                   (UNAUDITED)
-------------------------------------------------------------------------------

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

At this time, we cannot estimate the liability that will result from all pending or future claims. We established a reserve at May 31, 2003 for those pending cases that had progressed to a stage where the cost to dispose of these cases could reasonably be estimated. The estimation of even pending cases is difficult due to the dynamic nature of asbestos litigation. The reserve was established by taking an asbestos charge to fiscal 2003 operations of $140.0 million for measurable known claims as of May 31, 2003 and a provision for some claims that were estimable. We believe this asbestos reserve will be sufficient to cover our Subsidiaries' asbestos-related cash flow requirements into fiscal 2006. The estimates for the $140.0 million asbestos charge were developed in consultation with our outside consulting firm and defense counsel, taking into account both historical and current settlement values. We recognize that future facts, events, litigation outcomes, and legislation, both state and/or federal, may affect the bases for the reserve, including our assumptions, and therefore alter our estimates of some future asbestos-related claims that were measurable. We cannot estimate possible liabilities in excess of those accrued because we cannot predict the number of additional claims that may be filed in the future, the grounds for such claims, the damages that may be demanded, the probable outcome, or the impact of recent state and pending federal legislation on prospective asbestos claims.

In conjunction with outside advisors, we continue to study our asbestos-related exposure and evaluate the adequacy of this reserve and the related cash flow implications in light of actual claims experience, the impact of state law changes and the evolving nature of federal legislative efforts to address asbestos litigation. As of February 29, 2004, we believe the underlying facts and assumptions supporting establishment of the $140.0 million reserve (an amount adequate to cover approximately three years of cash flow requirements) have undergone no significant change, other than passage of time.

Due to the uncertainty inherent in the loss reserve estimations process, we are unable to estimate an additional range of loss in excess of our accruals. It is at least reasonably possible that actual costs will differ from estimates, but, based upon information presently available, such future

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                   (UNAUDITED)
-------------------------------------------------------------------------------

costs are not expected to have a material adverse effect on our competitive or financial position or ongoing results of operations. However, such costs could be material to results of operations in a future period.

                                                                              11
                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 29, 2004
-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------

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

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 29, 2004
-------------------------------------------------------------------------------

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 29, 2004
-------------------------------------------------------------------------------

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

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 29, 2004
--------------------------------------------------------------------------------

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


                                                              NINE MONTHS ENDED                            QUARTER ENDED
                                                    ---------------------------------------   --------------------------------------
(In thousands)                                      FEBRUARY 29, 2004     FEBRUARY 28, 2003   FEBRUARY 29, 2004    FEBRUARY 28, 2003
                                                    -----------------     -----------------   -----------------    -----------------
NET SALES:
  Industrial Segment                                    $   911,252          $   813,755          $   264,754          $   235,193
  Consumer Segment                                          749,442              680,188              216,015              198,369
                                                        -----------          -----------          -----------          -----------
     TOTAL                                              $ 1,660,694          $ 1,493,943          $   480,769          $   433,562
                                                        ===========          ===========          ===========          ===========
INCOME BEFORE INCOME TAXES (a):
  Earnings Before Interest and Taxes (EBIT) (b)
    Industrial Segment                                  $    95,905          $    88,160          $     9,948          $     8,580
    Consumer Segment                                         91,843               85,102               17,678               16,663
    Corporate/Other                                         (29,137)             (31,902)             (10,528)             (11,629)
                                                        -----------          -----------          -----------          -----------
       Total EBIT                                           158,611              141,360               17,098               13,614
  Consolidated Interest Expense, Net                        (20,761)             (20,290)              (7,767)              (6,102)
                                                        -----------          -----------          -----------          -----------
       TOTAL                                            $   137,850          $   121,070          $     9,331          $     7,512
                                                        ===========          ===========          ===========          ===========

IDENTIFIABLE ASSETS:                                FEBRUARY 29, 2004       MAY 31, 2003
                                                    -----------------       ------------
Industrial Segment                                      $1,046,431           $1,067,916
Consumer Segment                                         1,014,368            1,038,350
Corporate/Other                                            162,933              140,945
                                                        ----------           ----------
   TOTAL                                                $2,223,732           $2,247,211
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

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 29, 2004
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED FEBRUARY 29, 2004
------------------------------------

NET SALES

Net sales on a consolidated basis for the third quarter of fiscal 2004 of $480.8 million improved 10.9 percent, or $47.2 million, over last year's third quarter net sales of $433.6 million. Contributing to this improvement over last year was the continued growth in organic sales of approximately 4.3 percent, or $18.7 million, plus acquisitions of six small product lines, supplying another 3.8 percent growth in sales, or $16.6 million. Favorable foreign exchange rates, relating primarily to the Canadian dollar and the euro, provided the remaining
2.8 percent, or $12.0 million, of the growth in sales, quarter over quarter.

Industrial segment net sales for the third quarter grew 12.6 percent to $264.8 million from last year's $235.2 million, comprising 55.1 percent of the current quarter's consolidated net sales. This segment's net sales growth comes primarily from organic sales growth of 6.9 percent, which includes 3.6 percent from net favorable foreign exchange differences, along with four small product line acquisitions during the past 12 months, which added the remaining 5.7 percent of growth to industrial sales. Net sales from the roofing services business continued to lead this segment's growth over last year's third quarter, and there were indications of improvements among the specialty businesses and in construction sealants and chemicals.

Consumer segment net sales for the third quarter grew 8.9 percent to $216.0 million from last year's $198.4 million, comprising 44.9 percent of the current quarter's consolidated net sales. Growth in organic sales, particularly from this segment's Rust-Oleum, DAP and Wood Finishes product lines, added 7.3 percent to the consumer segment total, including 1.7 percent from favorable foreign exchange differences. Two small product line acquisitions during the past 12 months provided the remaining 1.6 percent of growth in this segment over last year.

GROSS PROFIT MARGIN

Consolidated gross profit margin of 43.8 percent of net sales this third quarter improved from 42.7 percent a year ago. The combination of improved sales volume, plus productivity gains, certain procurement benefits from the weaker dollar, and accretive acquisitions more than compensated for an approximate 50 basis point impact from higher raw material and packaging costs, plus a number of growth-related investments. Additionally, we experienced continued growth in certain strategic but lower-margin product lines and services.

Industrial segment gross profit margin for the third quarter improved to 43.5 percent of net sales from 42.3 percent last year. The improvement resulted from the leverage of organic sales growth, a cost-saving elimination of an outside tolling arrangement in Europe, and accretive acquisitions, which more than offset the effect of continued, lower-margin growth from the services business and approximately 25 basis points impact of higher raw material and packaging costs.

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 29, 2004
--------------------------------------------------------------------------------

Consumer segment gross profit margin for this third quarter improved to 44.2 percent of net sales from 43.3 percent last year. Higher organic sales volume leverage, significant productivity savings, and certain procurement benefits from the weaker dollar contributed to this improvement, overcoming approximately 85 basis points of negative impact from certain higher raw material and packaging costs and planned-for growth in certain lower-margin product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

Consolidated SG&A expense levels amounted to 40.2 percent of net sales compared with 39.6 percent a year ago. The increase in expense levels primarily reflects continued marketing and other growth-related investments this third quarter in both operating segments, increased distribution and other costs related directly to the higher cost of fuel, and higher insurance and other costs related to corporate governance issues. Partly offsetting these higher costs were the positive leverage benefits from the sales growth, especially in industrial services that require much lower SG&A support.

Industrial segment SG&A of 39.7 percent of net sales this third quarter compared to 38.7 percent a year ago. Higher volume benefits were more than offset by growth-related investments made in this segment, higher product liability reserve accruals associated with our exterior insulating finishing systems, or EIFS (see Item 1. Legal Proceedings, Part II - Other Information for further discussion), and increased distribution costs.

Consumer segment SG&A increased to 36.0 percent of net sales this third quarter compared with 34.9 percent a year ago, attributable to increased advertising and other growth-related investments made in this segment, in addition to increased distribution costs.

Corporate/Other costs decreased during this year's third quarter to $10.5 million from $11.6 million during last year's third quarter. Product liability costs of $2.9 million were accrued for a year ago, associated with our asbestos exposure (see Item 1. Legal Proceedings, Part II - Other Information for further discussion), versus none this year, since there was an asbestos charge taken as of this past fiscal year-end, which was estimated to cover approximately 3 years worth of related cash costs at that time. Partly offsetting this cost reduction were higher insurance and other costs related primarily to corporate governance issues affecting essentially all U.S. publicly held companies, including Sarbanes-Oxley compliance, and this year's establishment of our European development office.

License fee and joint venture income of $0.2 million during each of the third quarters ended February 29, 2003 and February 28, 2002 are reflected as reductions of consolidated SG&A expenses.

EARNINGS BEFORE INTEREST AND TAXES (EBIT)

We believe that EBIT best reflects the performance of our operating segments, as interest expense and income taxes are not consistently allocated to operating segments by the various constituencies utilizing our financial statements. Requests for operating performance measures received from research analysts,

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 29, 2004
--------------------------------------------------------------------------------

financial institutions and rating agencies typically focus on EBIT, and we believe EBIT disclosure is responsive to our investors.

Consolidated EBIT for this year's third quarter grew by $3.5 million, or 25.6 percent, to $17.1 million from $13.6 million during last year's third quarter, with margin improvement to 3.6 percent of net sales from 3.1 percent a year ago. This growth reflects the positive impact from higher sales volume, including accretive acquisitions, despite approximately 50 basis point impact of higher material costs and the continuation of certain marketing and growth-related investments this third quarter in both operating segments.

Industrial segment EBIT grew by $1.4 million, or 15.9 percent, to $9.9 million from last year's $8.6 million, mainly from the higher sales volume and the accretive results of its recent acquisitions.

Consumer segment EBIT grew by $1.0 million, or 6.1 percent, to $17.7 million from last year's $16.7 million, mainly from the organic sales growth leverage in this segment less the impact from higher material costs and continued planned spending on growth related initiatives.

NET INTEREST EXPENSE

Net interest expense was $1.7 million higher this third quarter than a year ago. Interest rates averaged 4.54 percent during this third quarter, 83 basis points higher than a year ago, accounting for $1.8 million of the interest cost increase. This increase is primarily due to our floating to fixed-rate debt refinancings (Refer to "Capital Resources and Liquidity" Section) during the past 12 months. Higher average net borrowings this year, associated with recent acquisitions, of approximately $71 million added $0.5 million of interest cost, while investment income performance improved year-over-year, providing an additional $0.5 million of interest income. Debt repayments during the past year, which averaged approximately $17 million, during the quarter, saved approximately $0.1 million.

INCOME TAX RATE

The effective income tax rate this year of 35.5 percent compares with 35.0 percent a year ago. Reflected in the prior year rate is the accumulation of several years worth of research tax credits, while in the current year rate, the research tax credit benefit is limited to the current year. Additionally, slight changes in our geographic mix of earnings have increased the current year tax rate.

NET INCOME

This year's third quarter net income of $6.0 million increased $1.1 million, or
23.2 percent, from last year's $4.9 million. Margin on sales strengthened to 1.3 percent of sales from last year's 1.1 percent despite the approximate 50 basis point impact from higher material costs. Earnings per common share increased by
25.0 percent, to $0.05 from $0.04 a year ago.

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 29, 2004
--------------------------------------------------------------------------------

NINE MONTHS ENDED FEBRUARY 29, 2004
-----------------------------------

NET SALES

Net sales on a consolidated basis for the first nine months of fiscal 2004 of $1.661 billion improved 11.2 percent, or $166.8 million, over last year's first nine months net sales of $1.494 billion. This growth is attributed to the increase in organic demand, which contributed 4.8 percent or $71.6 million, plus acquisitions of ten small product lines, which contributed 3.7 percent or $54.8 million, to sales growth. Favorable foreign exchange rates, relating primarily to the Canadian dollar and the euro, provided an additional 2.7 percent, or $40.3 million, of increased sales over last year.

Industrial segment net sales for these first nine months amounted to 54.9 percent of consolidated net sales, growing 12.0 percent, or $97.5 million, to $911.3 million from last year's $813.8 million. This segment's net sales growth comes from organic sales growth of 6.7 percent, which includes 3.5 percent growth from net favorable foreign exchange differences, and from six small product line acquisitions during the past 12 months, which added $43.3 million or 5.3 percent to industrial sales. Roofing services revenues have continued to grow rapidly, ahead 32% through nine months, and the demand for most industrial products has increased in general as the economy has improved. Additionally, we continue to secure new business and grow market share in many of our industrial segment operations.

Consumer segment net sales for these first nine months amounted to 45.1 percent of consolidated net sales, growing 10.2 percent, or $69.3 million, to $749.4 million from last year's $680.2 million. Growth in organic sales, particularly from this segment's Rust-Oleum, Zinsser and DAP product lines, added 8.5 percent to consumer sales, including 1.7 percent from favorable foreign exchange differences. Also contributing to growth in this segment year-over-year were four small product line acquisitions during the past 12 months, which added the remaining 1.7 percent of sales growth.

GROSS PROFIT MARGIN

Consolidated gross profit margins remained steady at 45.3 percent of net sales for both nine-month periods presented. Organic sales growth benefits, margin improvements from productivity gains and make vs. buy strategies, purchasing benefits from the weaker dollar, mainly in Canada, and accretive acquisitions over the last 12 months were offset by approximately 60 basis points of negative impact from increased raw material and packaging costs and from continued growth in certain strategic, but lower-margin, product lines and services.


The industrial segment gross profit margin for the first nine months of fiscal 2004 improved to 45.5 percent of net sales from 45.3 percent last year, primarily as a result of the six small, accretive acquisitions over the last twelve months, in addition to the benefits from the growth in organic sales volume. Partly offsetting those improvements were the continued growth of lower-margin services

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 29, 2004
--------------------------------------------------------------------------------

business and increases in material costs, which had approximately 20 basis points negative impact these first nine months.

Gross profit margin for the consumer segment declined slightly these first nine months of fiscal 2004, to 45.1 percent of net sales from 45.2 percent last year. Offsetting the positive leverage from increased sales volume, productivity gains, purchasing benefits from the weaker dollar and plant rationalization savings, were approximately 105 basis points of negative impact from higher material costs, plus planned-for growth in certain strategic, but lower-margin product lines, and net lower-margin acquisitions over the last 12 months.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

Consolidated SG&A expense levels for the first nine months of fiscal 2004 were 35.8 percent of net sales for each of the nine month periods presented, reflecting positive leverage from growth in net sales, especially the growth in lower-margin services that require much lower SG&A support, and lower cost structure acquisitions. Certain marketing and growth-related investments were also made in both segments these first nine months which, along with higher insurance and other costs related to corporate governance issues, offset these benefits.

Industrial segment SG&A as a percent of net sales for the current nine month period of 35.0 percent compares to 34.5 percent a year ago. The leverage benefits from improved sales volume were more than offset by certain growth-related investments made these first nine months, higher product liability reserve accruals associated with our exterior insulating finishing systems, or EIFS (see Item 1. Legal Proceedings, Part II - Other Information for further discussion), and last year's $1.6 million insurance recovery.

Consumer segment SG&A as a percent of net sales for the current nine month period of 32.9 percent compares to 32.7 percent a year ago, attributable to the increase in planned-for costs associated with a number of growth-related investments, which exceeded the benefits from the growth in sales.

Corporate/Other costs decreased during this year's first nine months to $29.1 million from $31.9 million last year. Product liability costs of $7.3 million were accrued for a year ago, associated with our asbestos exposure (see Item 1. Legal Proceedings, Part II - Other Information for further discussion), versus none this year, since there was an asbestos charge taken as of this past fiscal year-end, which was estimated to cover approximately 3 years worth of related costs at that time. Partly offsetting this cost reduction were higher insurance and other costs related primarily to corporate governance issues affecting essentially all U.S. publicly held companies, including Sarbanes-Oxley compliance, and this year's establishment of our European development office.

License fee and joint venture income of $0.6 and $0.8 million during the first nine months ended February 29, 2003 and February 28, 2002, respectively, are reflected as reductions of consolidated SG&A expenses.

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 29, 2004
--------------------------------------------------------------------------------

EARNINGS BEFORE INTEREST AND TAXES (EBIT)

Consolidated EBIT for this year's first nine months grew by $17.3 million, or
12.2 percent, to $158.6 million from $141.4 million during last year's first nine months, while margins held steady at 9.5 percent of sales. Growth in consolidated EBIT reflects the positive impact of net sales improvements year-over-year, including recent accretive acquisitions, despite the approximate 60 basis point negative impact from increased material costs.

By segment, industrial segment EBIT grew by $7.7 million, or 8.8 percent, to $95.9 million from last year's $88.2 million. Consumer segment EBIT grew this first nine months by $6.7 million, or 7.9 percent, to $91.8 million from last year's $85.1 million. This growth in operating EBIT reflects solid growth in net sales, including accretive acquisitions over the last twelve months, offset by increases in material costs and growth-related initiatives.

NET INTEREST EXPENSE

Net interest expense was $0.5 million greater these first nine months than a year ago. Interest costs associated with recent acquisitions added $1.2 million of interest expense this year. Our floating to fixed-rate debt refinancings (Refer to "Liquidity and Capital Resources" Section) during the past 12 months have effectively raised our interest rates year over year, costing an additional $0.5 million in interest expense this year. Net interest expense was reduced by greater investment income this year, of approximately $0.6 million, while debt repayments, averaging approximately $22 million year over year, saved $0.6 million in interest cost.

INCOME TAX RATE

The effective income tax rate this year of 35.5 percent compares with 35.0 percent a year ago. Reflected in the prior year rate is the accumulation of several years worth of research tax credits, while in the current year rate, the research tax credit benefit is limited to the current year. Additionally, slight changes in our geographic mix of earnings have increased the current year tax rate.

NET INCOME

Net income of $88.9 million for this year's first nine months increased $10.2 million, or 13.0 percent, from last year's $78.7 million. Earnings per common share increased by 11.8 percent, to $0.76 from $0.68 a year ago. Margin on sales of 5.4 percent improved from last year's 5.3 percent, despite approximately 60 basis points of negative impact from higher material costs.

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 29, 2004
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOWS FROM:

OPERATING ACTIVITIES

There was $108.8 million of cash generated from operations during the first nine months of fiscal 2004 compared with $117.3 million generated during the same period a year ago, or a net decrease of $8.5 million. Cash flow from operations was positively impacted by $14.7 million from an increase in net income of $10.2 million and depreciation and amortization of $4.5 million versus the prior year's results. The decrease in cash flow from "Changes in operating working capital" and "Items not affecting cash and other" is mainly a result of year-over-year changes in long-term and short-term asbestos related reserves, net of taxes, of approximately $27.6 million. As disclosed in our "Critical Accounting Policies and Estimates" and our discussion on asbestos litigation (refer to Item 1. Legal Proceedings, Part II-Other Information), the significant increase in asbestos claims activity and inequitable joint and several liability determinations against our Bondex subsidiary caused our related third-party insurance to be depleted during the first quarter of our current fiscal year. Accordingly, we are now required to fund costs previously covered by insurance with cash from operations.

Trade accounts receivable generated a year-over-year increase in cash flow of $8.9 million which was principally associated with a favorable improvement in days sales outstanding ("DSO") since May 31, 2003. This improvement compares favorably to the prior year change in DSO for the first nine months, which was unfavorable. Inventories required an additional $27.2 million of operating cash as a result of increased sales volume and the associated inventory required to support these levels. Exchange rate differences year-over-year had very little effect on cash flow required by or generated from receivables or inventory. Management continues to focus on improving accounts receivable collection and managing inventory levels to lower levels as a result of strengthened information technology systems and continuous improvements in operating techniques, such as Class "A" manufacturing. Accounts payable had a positive year-over-year increase in cash flow of $14.3 million. All other remaining balance sheet changes related to cash flows had a net positive impact of $8.4 million, mostly due to timing.

Cash provided from operations remains our primary source of financing internal growth, with limited use of short-term debt.

INVESTING ACTIVITIES

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth through improved production and distribution efficiencies and capacity, and to enhance administration. Capital expenditures during the first nine months of fiscal 2004 of $26.2 million compare with depreciation of $35.3 million, well within the maintenance level of spending. We are not a capital intensive business and capital expenditures generally do not exceed depreciation in a given

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 29, 2004
--------------------------------------------------------------------------------

year. Capital spending is expected to be approximately $50 million annually for the next several years.

During the first nine months of fiscal 2004, we invested a total of $24.9 million for acquisitions.

FINANCING ACTIVITIES

On June 6, 2002, we entered into a $125 million accounts receivable securitization transaction with several banks through June 4, 2005, which is subject to continuation by an annual renewal by the banks. The securitized accounts receivable are owned in their entirety by RPM Funding Corporation, a wholly owned and consolidated special-purpose entity ("SPE"), and are not available to satisfy claims of our creditors until the participating banks' obligations have been paid in full. This securitization is being accomplished by having certain subsidiaries sell various of their accounts receivable to the SPE, and by having the SPE then transfer those receivables to a conduit administered by the banks. This securitization did not constitute a form of off-balance sheet financing, and is fully reflected in our financial statements. The amounts available under this program are subject to changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the underlying accounts receivable. This transaction increased our liquidity and reduced our financing costs by replacing up to $125 million of existing borrowing at lower interest rates. As of February 29, 2004, there were no outstanding balances under this program.

On February 12, 2003, we announced the authorization of a share repurchase program, allowing the repurchase of up to 10 million shares of RPM common stock over a period of 12 months. As of February 12, 2004, we had repurchased 100,000 RPM shares at an average price of $11.67 per share under the program.

In May 2003, we issued $297 million face value at maturity unsecured 2.75% Senior Convertible Notes ("2.75% Notes") due May 13, 2033 as a means of refinancing. We generated net proceeds of $146 million from the sale of the 2.75% Notes. The 2.75% Notes are convertible into 8,034,355 shares of our common stock at a price of $18.68 per share, subject to adjustments, during any fiscal quarter for which the closing price of our common stock is greater than $22.41 per share for a defined duration of time. The 2.75% Notes are also convertible during any period in which our credit rating is below a specified level, or if specified corporate transactions have occurred. The 2.75% Notes are redeemable by the holder for the issuance price plus accrued original issue discount in May 2008, 2013, 2018, 2023, 2028 and 2033. Interest on the 2.75% Notes is payable at a rate of 2.75% beginning November 13, 2003 until May 13, 2008, depending upon the market price of the Notes. After that date, cash interest will only accrete and will not be paid prior to maturity, subject to certain contingencies.

Also in May 2003, we established a $200 million non-rated commercial paper ("CP") program under which borrowings are unsecured for terms of 270 days or less. This CP program currently allows for lower interest cost than that available under the Company's $500 million revolving credit facility. The $500 million credit facility is available to back up our CP program to the extent it is not drawn upon. As of February 29, 2004, there was $54.5 million outstanding under this CP program.

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 29, 2004
--------------------------------------------------------------------------------

In December 2003, we issued and sold $200 million of 6.25% Senior Notes due 2013 as a means of refinancing. The Notes were offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The entire net proceeds of $197 million from this offering were used to repay in full the $128 million of outstanding borrowings under our $500 million revolving credit facility and $69 million of the then outstanding $72 million balance under our asset securitization program.

Our debt-to-capital ratio was 43% at February 29, 2004, down from 45% at May 31, 2003.

The following table summarizes our financial obligations and their expected maturities at February 29, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.


                                                                    Less than                      After
                                                      Total          1 year        1-3 years       3 years
                                                      -----          ------        ---------       -------
                                                                              ($ in millions)
Current portion of long-term debt                     $  2.1         $  2.1         $   --         $   --

Long-term debt                                         709.7             --          229.6          480.1
Non-cancelable operating lease obligations(1)           72.8           16.8           23.9           32.1
                                                      ------         ------         ------         ------

                                                      $784.6         $ 18.9         $253.5         $512.2
                                                      ======         ======         ======         ======

---------------
(1) We calculate non-cancelable operating lease obligations on an annual basis and consequently such information is not available at February 29, 2004. The amounts shown above are for the fiscal year end May 31, 2003.

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

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTH PERIODS ENDED FEBRUARY 29, 2004
--------------------------------------------------------------------------------

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

We do not have any off-balance sheet financings. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in or relationships with any special purpose entities that are not reflected in our financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

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

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

(a)     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

        The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of February 29, 2004 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b)     CHANGES IN INTERNAL CONTROLS.

        There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended February 29, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.   LEGAL PROCEEDINGS
---------------------------

EIFS LITIGATION
---------------

As previously reported, Dryvit is a defendant or co-defendant in numerous exterior insulated finish systems ("EIFS") related lawsuits. As of February 29, 2004, Dryvit was a defendant or co-defendant in approximately [300] single-family residential EIFS cases, the majority of which are pending in the Southeastern region of the U.S. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit's EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from alleged exposure to mold.

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

A fairness hearing was held on October 1, 2002 (which continued on December 16, 2002), for the court to determine whether the proposed settlement is fair, reasonable and adequate. An order and judgment granting final approval of the settlement was entered on January 14, 2003. Subsequent to the final order, notices of appeal were filed by persons seeking to challenge certain provisions of the proposed settlement. As previously reported, appellants in the Posey case were challenging the trial court's denial of their right to appear at the fairness hearing and the timeliness of motions to intervene in the underlying action. Appellants were various builders and one individual homeowner. On March 22, 2004, the Tennessee Court of Appeals dismissed the homeowner's appeal but decided that the builders should be allowed to intervene so the trial court can determine whether, and if so to what extent, these builders' legal rights and obligations are impacted by the proposed national settlement. Dryvit and its counsel are evaluating the appellate court's decision and will urge the trial court to expeditiously address this issue on remand so the settlement can be finalized.

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

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

ASBESTOS LITIGATION
-------------------

As previously reported, certain of the Company's wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as "the Subsidiaries"), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of which are pending in five states - Florida, Illinois, Ohio, Mississippi and Texas. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by one of the Company's Subsidiaries.

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

As of February 29, 2004, the Company had a total of 4,659 active asbestos cases compared to a total of 1,767 cases as of February 28, 2003. During the quarter, virtually all of the increase in new cases was attributable to cases filed by one law firm in one state. In these particular cases, one of the Company's Subsidiaries was added to the list of defendants by an amendment to the original complaint. All of the cases are non-malignancy filings with no particular Company Subsidiary products identified. It is expected that these cases will ultimately be dismissed for no payment. For the quarter ended February 29, 2004, the Company's dismissals and/or settlements covered 156 cases for a total of $12.2 million of gross settlement and defense costs. For the comparable period ended February 28, 2003, the Company's dismissals and/or settlements covered 125 cases for a total of $6.3 million of gross settlement costs which included then applicable third party insurance contributions during the quarter. In some jurisdictions, the dismissal or settlement of a case may involve more than one individual plaintiff.

As previously reported, beginning in the fourth quarter of fiscal 2002 continuing into fiscal 2003, the Company's Subsidiaries (principally Bondex), incurred higher settlement and defense costs resulting from

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

higher settlement demands in certain jurisdictions due primarily to the insolvency of other co-defendants in the asbestos litigation which, in many cases, disproportionately increased our Subsidiaries' share of the alleged liability. The Company expects that it will continue to experience these higher settlement and defense costs during the current fiscal year. The federal legislative initiative to establish a trust fund coupled with recent state tort law changes could significantly alter future settlement values and claim rates. Based on the significant increase in asbestos claims and the inequitable impact of joint and several liability laws on Bondex, as previously reported, our undisputed third-party insurance was depleted during the first quarter of 2004. Prior to this sudden and precipitous increase in claims and settlement values, the combination of reserves and available insurance was expected at that time to adequately cover our asbestos claims for the foreseeable future.

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

The Company has, however, established a reserve for those pending cases that have progressed to a stage where the cost to dispose of these cases can reasonably be estimated. For those claims for which the Company has been able to develop estimates, it has done so in consultation with its outside advisor and defense counsel taking into account disease, dismissal rates and applicable settlement values experience. The reserve was established by taking an asbestos charge in fiscal 2003 of $140 million for measurable known claims as of May 31, 2003 and a provision for some future claims that were estimable. After payments made during the first three quarters of this fiscal year, the remaining amount of the reserve is $105.9 million. We believe this asbestos reserve will be sufficient to cover our Subsidiaries' asbestos-related cash flow requirements into fiscal 2006.

The Company recognizes that future facts, events, litigation outcomes, and legislation (both state and/or federal) may affect the bases for the reserve, including our assumptions, and therefore alter its estimates of some future asbestos-related claims that were estimable. The Company cannot estimate possible liabilities in excess of those accrued because it cannot predict the number of additional claims that may be filed against its Subsidiaries in the future, the grounds for such claims, the damages

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

that may be demanded in such claims or the probable outcome of such claims. The Company, in conjunction with outside advisors, will continue to study its Subsidiaries' asbestos-related exposures, and regularly evaluate the adequacy of this reserve and the related cash flow implications in light of actual claims experience, the impact of state law changes and the evolving nature of federal legislative efforts to address asbestos litigation.

As previously disclosed, the Company's Subsidiaries' undisputed third party insurance coverage was depleted during the first quarter of the 2004 fiscal year. Since the third quarter of fiscal 2003, the Company's Subsidiaries have been in the process of reviewing their known (and searching for any additional unknown) insurance policies to determine whether or not other insurance limits may be available to cover its asbestos liabilities. On July 3, 2003, certain of the Company's Subsidiaries filed a complaint for declaratory judgment, breach of contract and bad faith in the U.S. Federal District Court (Northern District of Ohio, Eastern Division) against several of their third party insurers who had issued liability insurance policies that provided various types of primary and excess coverage during various policy periods between 1968 and 1984. Under these liability insurance policies, the insurers provided defense and/or indemnity coverage to certain of the Company's Subsidiaries for asbestos bodily injury claims. This coverage action was filed when these insurers ceased providing defense and/or indemnity coverage to certain of the Company's Subsidiaries and wrongfully claimed that aggregate limits of liability of their respective insurance policies have been exhausted. The Company is unable at the present time to predict the timing or impact of the ultimate outcome of this insurance coverage litigation.

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

ITEM 2 - CHANGES IN SECURITIES
------------------------------

      Recent Sales of Unregistered Securities

      On December 9, 2003, the Company sold approximately $200.0 million in aggregate principal amount at maturity of 6.25 percent senior notes due 2013 (the "Notes") to qualified institutional buyers, resulting in approximately $197 million in gross proceeds to RPM. Each Note was issued at a price of $986.67. Cash interest on the Notes is payable semi-annually in arrears on December 15 and June 15 of each year, beginning June 15, 2004. Interest on the Notes began accruing on December 9, 2003. The Notes are redeemable at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of Notes being redeemed

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

and the "make-whole amount" described in the Indenture executed in connection with the offering (see Exhibit 4.2 to this Form 10-Q).

       The offering was made only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Company used the entire net proceeds of the offering to repay in full the $128 million of outstanding borrowings under its $500 million revolving credit facility and $69 million of the then outstanding $72 million balance under its asset securitization program. The Notes have not been registered under the Securities Act of 1933 or any state securities laws, and unless so registered may not be offered or sold in the United States, except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. Pursuant to a Registration Rights Agreement between the Company and the qualified institutional buyers, the Company was required to prepare and file a registration statement which allows for the holders of the Notes to exchange the Notes for notes registered under the Securities Act (the "Exchange Notes"). The registration statement is not effective at this time. Once effective, the terms of the Notes and the Exchange Notes will be identical in all material respects, except that the Exchange Notes will be registered under the Securities Act, and the transfer restrictions and registration rights relating to the Notes will not apply to the Exchange Notes.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

      (a)   EXHIBITS

 EXHIBIT NO                         EXHIBIT DESCRIPTION
 ----------                         -------------------
    4.1           Form of 6.25% Senior Note Due 2013 (x).

    4.2           Indenture, dated as of December 9, 2003 between the Company, as issuer, and The Bank of New York, as trustee, which is incorporated herein by reference to Exhibit 4.2 to the Company's Registration
                  Statement on Form S-4 (Registration No. 333-114259), as filed with the
                  Commission on April 7, 2004.

    4.3 Registration Rights Agreement, dated as of December 9, 2003, among the Company, Banc One Capital Markets, Inc., Wachovia
                  Capital Markets, LLC, J.P. Morgan Securities, Inc., Fifth Third
                  Securities, Inc., Mellon Financial Markets, LLC and U.S. Bancorp
                  Piper Jaffray Inc. and each of the other Initial Purchasers named in Schedule A to the Purchase Agreement, which is incorporated herein by reference to Exhibit 4.3 to the Company's
                  Registration Statement on Form S-4 (Registration No.
                  333-114259), as filed with the Commission on April 7, 2004.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


 EXHIBIT NO                         EXHIBIT DESCRIPTION
 ----------                         -------------------
   10.1           Purchase Agreement, dated as of December 4, 2003 among the
                  Company, Banc One Capital Markets, Inc., Wachovia Capital
                  Markets, LLC, J.P. Morgan Securities, Inc., Fifth Third
                  Securities, Inc., Mellon Financial Markets, LLC and U.S.
                  Bancorp Piper Jaffray Inc. and each of the Initial Purchasers named in Schedule A to the Purchase Agreement, which is
                  incorporated herein by reference to Exhibit 10.1 to the
                  Company's Registration Statement on Form S-4 (Registration No.
                  333-114259), as filed with the Commission on April 7, 2004.

   11.1           Computation of Net Income per share of Common Stock (x)

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


      (b)   REPORTS ON FORM 8-K

            (i) We furnished to the SEC a Current Report on Form 8-K, dated
                January 8, 2004, regarding the Company's financial results for the second quarter ended November 30, 2003.

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




DATED:  APRIL 8, 2004