Form 10-K
period 2004-05-31
RPM INTERNATIONAL INC/DE/
filed 2004-08-16
CIK 110621

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

                           Commission File No. 1-14187

                             RPM INTERNATIONAL INC.
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                              02-0642224
-------------------------------------      -------------------------------------
(State or Other Jurisdiction of            (IRS Employer Identification
Incorporation or Organization)             No.)

P.O. Box 777, 2628 Pearl Road, Medina, Ohio                 44258
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code: (330) 273-5090

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                 Name of Each Exchange on Which Registered
-----------------------------       --------------------------------------------
Common Stock, par value $0.01       New York Stock Exchange

Rights to Purchase Shares of        New York Stock Exchange
Common Stock

Securities registered pursuant to Section 12(g) of the Act:

                                      None

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes [x] No [ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [x] No [ ]

            As of August 2, 2004, 116,170,990 shares of Common Stock were outstanding.

            The aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Stock as reported on the New York Stock Exchange on November 28, 2003, the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $1,727,749,909. For purposes of this information, the 1,508,810 outstanding shares of Common Stock which were owned beneficially as of November 28, 2003 by executive officers and Directors of the Registrant were deemed to be the shares of Common Stock held by affiliates.

                       Documents Incorporated by Reference

            Portions of the following documents are incorporated by reference to Parts II, III and IV of this Annual Report on Form 10-K: (i) definitive Proxy Statement to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on October 8, 2004 (the "2004 Proxy Statement") and (ii) the Registrant's 2004 Annual Report to Stockholders for the fiscal year ended May 31, 2004 (the "2004 Annual Report to Stockholders").

            Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2004.

                                     PART I

ITEM 1. BUSINESS.

                                   THE COMPANY

            RPM International Inc. ("RPM" or the "Company") is the successor to the reporting obligations of RPM, Inc., an Ohio corporation, following a statutory merger effective as of October 15, 2002, for the purpose of changing RPM, Inc.'s state of incorporation to Delaware. RPM, Inc. was organized in 1947 as an Ohio corporation under the name Republic Powdered Metals, Inc., and, on November 9, 1971, its name was changed to RPM, Inc. The October 2002 reincorporation occurred by merging RPM Merger Sub, a newly formed Ohio corporation and wholly owned subsidiary of RPM International Inc., a newly formed Delaware corporation, with and into RPM, Inc. Each outstanding common share of RPM, Inc. was converted into the right to receive one share of Common Stock of RPM International Inc., with the result that RPM, Inc. became a wholly owned subsidiary of RPM International Inc.

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

                               RECENT DEVELOPMENTS

      On December 9, 2003, the Company sold $200.0 million in aggregate principal amount at maturity of 6.25 percent senior notes due 2013 (the "Notes") to qualified institutional buyers, resulting in approximately $197 million in gross proceeds to the Company. Each Note was issued at a price of $986.67. Cash interest on the Notes is payable semi-annually in arrears on December 15 and June 15 of each year, beginning June 15, 2004. Interest on the Notes began accruing on December 9, 2003. The Notes are redeemable at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of Notes being redeemed and the "make-whole amount" described in the Indenture executed in connection with the offering. The offering was made only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Company used the entire net proceeds of the offering to repay in full the $128 million of outstanding borrowings under its $500 million revolving credit facility and $69 million of the then outstanding $72 million balance under its asset securitization program. Pursuant to a Registration Rights Agreement between the Company and the initial purchasers of the Notes, the Company prepared and filed a registration statement which allowed the holders of the Notes to exchange the Notes for notes registered under the Securities Act (the "Exchange Notes"). On July 13, 2004, the Company completed an exchange offer in which all of the Notes were exchanged for Exchange Notes. The terms of the Notes and the Exchange Notes are identical in all material respects, except that the Exchange Notes are registered under the Securities Act, and the transfer restrictions and registration rights relating to the Notes do not apply to the Exchange Notes.

                                    BUSINESS

            RPM manufactures and markets high quality specialty paints, protective coatings and roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of both the industrial and consumer markets. The Company's family of products includes those marketed under brand names such as CARBOLINE, DAP, DAY-GLO, FLECTO, RUST-OLEUM, STONHARD, TREMCO and ZINSSER. As of May 31, 2004, RPM marketed its products in over 140 countries and territories and operated manufacturing facilities in 74 locations in the United States, Argentina, Belgium, Brazil, Canada, China, Colombia, Germany, Italy, Mexico, New Zealand, The Netherlands, Poland, South Africa, the United Arab Emirates and the United Kingdom. Approximately 22% of the Company's sales are generated in international markets through a combination of exports and direct sales by affiliates in foreign countries. For the fiscal year ended May 31, 2004, the Company recorded sales of $2.342 billion.

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

OPERATING SEGMENT INFORMATION

            The Company has determined that it has two operating segments: industrial and consumer, based on the nature of its business activities, products and services, the structure of management and the structure of information as presented to the Board of Directors. Within each segment, individual operating companies or groups of companies generally address common markets, utilize similar technologies and are able to share manufacturing or distribution capabilities. The industrial segment constitutes approximately 54% of sales and includes maintenance and protection products for roofing and waterproofing systems, flooring, corrosion control and other specialty applications. The consumer segment constitutes approximately 46% of sales and includes rust-preventative, special purpose and decorative paints, caulks, sealants, primers and other branded consumer products. See Note I (Segment Information) of the Notes to the Consolidated Financial Statements which appear in the Annual Report to Stockholders, incorporated herein by reference, for financial information relating to the Company's two operating segments.

INDUSTRIAL SEGMENT

            Industrial segment products are sold throughout North America and account for most of the Company's sales in Europe, South America, Asia, South Africa, Australia and the Middle East. The Company's industrial businesses, which account for the vast majority of its international sales, sell directly to distributors, contractors and end-users, such as industrial manufacturing facilities, educational and governmental institutions and commercial establishments. The industrial segment generated $1.273 billion in net sales for the fiscal year ended May 31, 2004 and is comprised of the following major product lines:

            - sealants and institutional roofing systems used in building protection, maintenance and weatherproofing applications marketed under the Company's TREMCO, REPUBLIC, VULKEM and DYMERIC brand names. Recently introduced products include basement waterproofing sealants marketed under the TUFF-N-DRI and WATCHDOG WATERPROOFING brand names, and specialized roofing maintenance and related services marketed under the WEATHERPROOFING TECHNOLOGIES brand name;

            - high-performance polymer flooring systems for industrial, institutional and commercial facility floor surfaces marketed under the STONHARD brand name, including flooring systems marketed under the STONBLEND RTZ brand name. The Company also manufactures and supplies molded and pultruded fiberglass reinforced plastic gratings used for industrial platforms, staircases and walkways marketed under the FIBERGRATE brand name;

            - high-performance, heavy-duty corrosion control coatings and structural fireproofing protection products and secondary containment linings for a wide variety of industrial infrastructure applications marketed under the CARBOLINE, NULLIFIRE and PLASITE brand names;

            - exterior insulating finishing systems, including textured finish coats, sealers and variegated aggregate finishes marketed under the DRYVIT brand name; and

            - a variety of products for specialized applications, including powder coatings for exterior and interior applications marketed under the TCI brand name, fluorescent colorants and pigments marketed under the DAY-GLO brand name, concrete and masonry additives marketed under the EUCO brand name, commercial carpet and floor cleaning solutions marketed under the CHEMSPEC brand name, wood and lumber treatments marketed under the KOP-COAT brand name, and pleasure marine coatings marketed under the PETTIT, WOOLSEY and Z-SPAR brand names.

CONSUMER SEGMENT

            The consumer segment manufactures and markets professional use and do-it-yourself ("DIY") products for home maintenance and improvement, automotive and boat repair and maintenance, and hobby and leisure applications. The consumer segment's major manufacturing and distribution operations are located in North America. Consumer segment products are sold throughout North America to mass merchandisers, home improvement centers, hardware stores, paint stores, automotive supply stores, craft shops and through distributors. The consumer segment generated $1.069 billion in sales in the fiscal year ended May 31, 2004 and is comprised of the following major product lines:

            - a broad line of coating products sold under various RUST-OLEUM brands to protect and beautify metal, wood, and concrete surfaces for the DIY and professional markets. Leading brands within the RUST-OLEUM portfolio include STOPS RUST, AMERICAN ACCENTS, PAINTER'S TOUCH, SPECIALTY, PROFESSIONAL, TREMCLAD, VARATHANE, MONO, WATCO, EPOXY SHIELD, INDUSTRIAL CHOICE, LABOR SAVER, ROAD WARRIOR, SIERRA HIGH PERFORMANCE, HARD HAT, MATHYS, COMBI COLOR and NOXYDE;

            - a complete line of caulks and sealants, patch and repair products and adhesives for the home improvement, repair and construction markets through a wide assortment of DAP brand products. Leading brands within the DAP portfolio include ALEX PLUS, KWIK SEAL PLUS with MICROBAN, SIDEWINDER ADVANCED SIDING and WINDOW SEALANT, WELDWOOD, `33', PLASTIC WOOD, DRYDEX, EASY SOLUTIONS, CRACKSHOT and PHENOSEAL;

            - a broad line of specialty paint primers and sealers marketed under the ZINSSER, B-I-N, BULLS EYE 1-2-3, COVER-STAIN and SEALCOAT brand names, as well as wallcovering removal and preparation coatings under the principal brands of DIF, PAPERTIGER and SHIELDZ. Recently introduced products include primers and sealers marketed under the WATERTITE and PERMA WHITE brand names and wallpaper tools marketed under the WALWORKS brand name; and

            - an assortment of other products, including autobody aftermarket paints and repair products marketed under the BONDO brand name, hobby paints and cements marketed under the TESTORS brand name, wood furniture finishes and touch-up products marketed under the CCI, MOHAWK, CHEMICAL COATINGS and WESTFIELD COATINGS brand names, deck and fence restoration products marketed under the WOLMAN brand name, high-end wallcoverings and fabrics marketed under the THIBAUT brand, metallic and faux finish coatings marketed under the MODERN MASTERS brand name and shellac-based specialty coatings for industrial uses, edible glazes and food coatings by MANTROSE-HAEUSER, and NATURE SEAL brand coatings that preserve sliced fruit and vegetables.

FOREIGN OPERATIONS

            The Company's foreign manufacturing operations for the fiscal year ended May 31, 2004 accounted for approximately 20% of its total sales (which does not include exports directly from the United States). The Company also receives license fees and royalty income from numerous license agreements and also has joint ventures accounted for under the equity method in various foreign countries. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, China, Colombia, Germany, Italy, Mexico, New Zealand, The Netherlands, Poland, South Africa, the United Arab Emirates and the United Kingdom, and sales offices or public warehouse facilities in Australia, Canada, Finland, France, Germany, Hong Kong, Iberia, Mexico, the Philippines, Singapore, Sweden, the United Kingdom and several other countries. Information concerning the Company's foreign operations is set forth in Management's Discussion and Analysis of Results of Operations and Financial Condition, which appears in the Annual Report to Stockholders, incorporated herein by reference.

COMPETITION

            The Company is engaged in a highly competitive industry and, with respect to all of its major products, faces competition from local, regional and national firms. The industry is fragmented, and the Company does not face competition from any one company in particular. However, several of the Company's competitors have greater financial resources and sales organizations than the Company. While third-party figures are not necessarily available with respect to the size of the Company's position in the market for each of its products, the Company believes that it is a major producer of roofing systems, aluminum coatings, cement-based paints, hobby paints, pleasure marine coatings, furniture finishing repair products, automotive repair products, industrial corrosion control products, consumer rust-preventative coatings, polymer floorings, fluorescent coatings and pigments, exterior insulation finish systems, molded and pultruded fiberglass reinforced plastic gratings and shellac-based coatings. However, the Company does not believe that it has a significant share of the total protective coatings market. The following is a summary of the competition faced by the Company in various markets.

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

            Consumer Home Improvement. Within the consumer segment, the Company generally serves the home improvement market with products designed for niche architectural, rust-preventative, decorative, special purpose, caulking and sealing applications. Products sold by the Company in this market include, but are not limited to, those sold under the RUST-OLEUM, DAP, ZINSSER and BONDO brand names. Leading manufacturers of home improvement-related coatings, adhesives and sealants market their products to DIY users, contractors, and end-users through a wide range of distribution channels including direct sales to home improvement centers, mass merchandisers, hardware stores and paint stores, as well as sales through distributors and sales representative organizations. Competitors in this market generally compete for market share by marketing and building upon brand recognition, providing customer service and developing new products based on customer needs.

            Special Purpose-- Industrial Maintenance Protective Coatings. Anti-corrosion protective coatings must withstand the destructive elements of nature, and operating processes under harsh environments and conditions. Some of the larger consumers of high-performance protective and corrosion control coatings are the oil and gas, pulp and paper, petrochemical, shipbuilding and public utility industries. In the public sector, corrosion control coatings are used on structures such as bridges and in water and wastewater treatment plants. These markets are highly fragmented. The Company and its competitors gain market share in this industry by supplying a variety of high quality products and offering customized solutions. The Company sells products marketed primarily under the CARBOLINE, PLASITE, and TCI brand names to these markets.

            Roofing Systems Industry

            In the roofing industry, reroofing applications account for three-quarters of U.S. demand, with the remaining quarter made up by the new roofing segment. The largest manufacturers focus primarily on residential roofing as well as single-ply systems for low-end commercial and institutional applications, competing mainly on price and minimally on service. In contrast, the Company competes primarily in the higher-end, multi-ply and modified bitumen segments of the built-up and low-slope roofing industry. This niche within the larger market tends to exhibit less commodity-market characteristics, with customers valuing the greater protection and longer life provided by these roofing systems, as well as ongoing maintenance, inspection and technical services. Typical customers demanding higher-performance roofing systems include governmental facilities, universities, hospitals, museums and certain manufacturing facilities. The Company markets to this industry primarily under its TREMCO line of products.

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

            Sealants, Concrete and Masonry Products. Sealants used in a variety of construction applications include urethane and silicone-based products designed for sealing windows and commercial buildings, and for waterproofing, fireproofing and concrete sealing, among other uses. In the concrete and masonry additives market, a variety of chemicals can be added to cement, concrete, asphalt and other masonry to improve the processability, performance, or appearance of these products. Chemical cement admixtures are typically grouped according to functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. Key attributes that differentiate competitors in these markets include quality assurance, on-the-job consultation and the provision of value-added engineered products. The Company primarily offers products marketed under the EUCO, REPUBLIC, VULKEM, DYMERIC, TUFF-N-DRI and WATCHDOG WATERPROOFING brand names in this industry.

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

            DAP Brands Company, a subsidiary of the Company, is the owner of more than 150 United States and foreign trademark applications and registrations which include the mark "DAP(R)." DAP Products Inc. is also the owner of many other United States and foreign registrations for other trademarks, including the "PUTTY KNIFE design" mark. These registrations are valid for a variety of terms ranging from one year to 20 years, which terms are renewable for as long as the marks continue to be used. These registrations are maintained and renewed on a regular basis.

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

CUSTOMERS

            Nine large consumer segment accounts, such as DIY home centers, represented approximately 25% of the Company's total sales for the fiscal year ended May 31, 2004, compared to approximately 24% for the prior fiscal year. Sales to The Home Depot represented 12% of the Company's total sales for fiscal 2004. Except for sales to these customers, the Company's business is not dependent upon any one customer or small group of customers but is rather dispersed over a substantial number of customers.

BACKLOG

            The Company historically has not had a significant backlog of orders, nor was there a significant backlog during the last fiscal year.

RESEARCH

            The Company's research and development work is performed in various laboratory locations throughout the United States. During fiscal years 2004, 2003 and 2002, the Company invested approximately $26.2 million, $23.8 million and $20.9 million, respectively, on research and development activities. In addition to this laboratory work, the Company views its field technical service as being integral to the success of its research activities. The research and development activities and the field technical service costs are both included as part of selling, general and administrative expenses.

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

EMPLOYEES

            As of May 31, 2004, the Company employed 8,092 persons, of whom 676 were represented by unions under contracts which expire at varying times in the future. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

            The Company's corporate headquarters and a plant and offices for one subsidiary are located on an 119-acre site in Medina, Ohio, which is owned by the Company. As of May 31, 2004, the Company's operations occupied a total of approximately 7.7 million square feet, with the majority, approximately 6.3 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 7.7 million square feet occupied, 5.5 million square feet are owned and 2.2 million square feet are occupied under operating leases. In addition, approximately 0.1 million owned square feet is associated with property intended to be sold or sublet.

            Set forth below is a description, as of May 31, 2004, of the Company's principal manufacturing facilities which management believes are material to the Company's operations:

                                                           APPROXIMATE
                                                           SQUARE FEET
                                 BUSINESS/                     OF
      LOCATION                    SEGMENT                  FLOOR SPACE              LEASED OR OWNED
---------------------         ---------------              -----------              ---------------
Pleasant Prairie,                Rust-Oleum                  303,200                     Owned
   Wisconsin                     (Consumer)

Toronto, Ontario,                  Tremco                    207,200                     Owned
   Canada                       (Industrial)

Cleveland, Ohio               Euclid Chemical                173,000                     Owned
                                (Industrial)

Cleveland, Ohio                    Tremco                    160,300                     Owned
                                (Industrial)

Cleveland, Ohio                   Day-Glo                    147,200                     Owned
                                (Industrial)

Baltimore, Maryland                 DAP                      144,200                     Owned
                                 (Consumer)

Hagerstown, Maryland             Rust-Oleum                  143,000                     Owned
                                 (Consumer)

Tipp City, Ohio                     DAP                      140,000                     Owned
                                 (Consumer)

Lake Charles,                    Carboline                   114,300                     Owned
Louisiana                       (Industrial)

LaSage, West Virginia             Zinsser                    112,000                     Owned
                                 (Consumer)

Somerset, New Jersey              Zinsser                    110,000                     Owned
                                 (Consumer)

Maple Shade,                      Stonhard                    77,500                     Owned
New Jersey                      (Industrial)

            The Company leases certain of its properties under long-term leases. Some of the leases provide for increased rent based on an increase in the cost-of-living index. For information concerning the Company's rental obligations, see Note E (Leases) of the Notes to Consolidated Financial Statements which appear in the Annual Report to Stockholders, incorporated herein by reference. Under all of its leases, the Company is obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.

            The Company believes that its manufacturing plants and office facilities are well maintained and suitable for the operations of the Company.

ITEM 3. LEGAL PROCEEDINGS.

EIFS LITIGATION

      As previously reported, Dryvit is a defendant or co-defendant in numerous exterior insulated finish systems ("EIFS") related lawsuits. As of June 30, 2004, Dryvit was a defendant or co-defendant in approximately 275 single family residential EIFS cases, the majority of which are pending in South Carolina and other areas of the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit's EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

      As previously reported, Dryvit settled the North Carolina class action styled Ruff, et al. v. Parex, Inc., et al. ("Ruff"). As of June 30, 2004, a cumulative total of 735 claims had been submitted to the Ruff claims administrator of which 381 claims were paid in the aggregate amount of approximately $6.2 million. The claim period for filing claims in the Ruff class action expired on January 17, 2003. There are no more pending claims in the Ruff North Carolina class action and the court has issued a ruling that Dryvit may dispense with the claims administration process.

      As previously reported, Dryvit is a defendant in an attempted state class action filed on November 14, 2000 in Jefferson County, Tennessee styled Bobby R. Posey, et al. v. Dryvit Systems, Inc. (formerly styled William J. Humphrey, et al. v. Dryvit Systems, Inc.) (Case No. 17,715-IV) ("Posey"). As previously reported, a preliminary approval order was entered on April 8, 2002 in the Posey case for a proposed nationwide class action settlement covering, "All Persons who, as of June 5, 2002, own a one- or two-family residential dwelling or townhouse in any State other than North Carolina clad, in whole or in part, with Dryvit EIFS installed after January 1, 1989, except persons who (1) prior to June 5, 2002, have settled with Dryvit, providing a release of claims relating to Dryvit EIFS; or (2) have not obtained a judgment against Settling Defendant for a Dryvit EIFS claim, or had a judgment entered against them on such a claim in Settling Defendants' favor; and (3) any employees of Dryvit." Nationwide notice to all eligible class members began on or about June 13, 2002. Any person who wished to be excluded from the Posey settlement was provided an opportunity to individually "opt out" and thus not be bound by the final Posey order.

      A fairness hearing was held to determine whether the proposed settlement is fair, reasonable and adequate and an order and judgment granting final approval of the settlement was entered on January 14, 2003. Notices of appeal were filed by persons seeking to challenge certain provisions of the proposed settlement including challenging the trial court's denial of certain builders and one homeowner's right to appear at the fairness hearing and intervene in the underlying action. On March 22, 2004, the Tennessee Court of Appeals dismissed the homeowner's appeal but ruled that the builders should be allowed to intervene to determine their rights and obligations, if any, under the proposed national settlement. Dryvit has urged the trial court to expeditiously address this issue on remand so the settlement can be finalized.

      During the pendency of the foregoing issues, the court has allowed claims to be processed under the proposed Posey settlement. As of the June 5, 2004 claim submission deadline, approximately 7,000 total claims have been filed. Of these 7,000 claims, approximately 3,400 claims have been rejected or closed for various reasons under the terms of the settlement. An additional 600 claims are under review for potential filing deficiencies. The approximately 3,000 remaining claims are at various stages of review and processing under the terms of the proposed settlement. As of June 5, 2004, approximately 170 claims have been paid a total of $1.6 million.

      Although Dryvit's claims experience under Posey is still evolving and it is possible that future claims and payments may vary from management's current expectations, Dryvit believes that its reserves and available third party excess insurance will be adequate to cover the anticipated costs of the Posey settlement.

      Certain of Dryvit's insurers have paid or are currently paying a portion of Dryvit's defense costs in the individual commercial and residential EIFS lawsuits and are contributing to the settlement of claims. Under current cost-sharing agreements, the terms of which are subject to periodic renegotiations, Dryvit's insurers cover various portions of Dryvit's indemnity and defense costs. Dryvit has and is expected to continue to assume a greater share of the costs depending on the type of claim and applicable date of construction. Management believes Dryvit's remaining EIFS lawsuits will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ASBESTOS LITIGATION

            As previously reported, certain of the Company's wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as "the Subsidiaries"), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in five states - Illinois, Ohio, Mississippi, Texas and Florida. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by the Company's Subsidiaries.

            The Company's Subsidiaries vigorously defend these asbestos-related lawsuits and in many cases, the plaintiffs are unable to demonstrate that any injuries they have incurred, in fact, resulted from exposure to one of our Subsidiaries' products. In such cases, the Subsidiaries are generally dismissed without payment. With respect to those cases where compensable disease, exposure and causation are established with respect to one of our Subsidiaries' products, the Subsidiaries generally settle for amounts that reflect the confirmed disease, the particular jurisdiction, applicable law, the number and solvency of other parties in the case and various other factors which may influence the settlement value each party assigns to a particular case at the time.

            As of May 31, 2004, the Company's Subsidiaries had a total of 5,913 active asbestos cases compared to a total of 2,002 cases as of May 31, 2003. The vast majority of the increase in cases involved non-malignant claimants. The Company's Subsidiaries are vigorously defending these non-malignant cases. Based upon past experience, these non-malignant claims are typically dismissed without payment. For the fiscal year ended May 31, 2004, the Company's Subsidiaries secured dismissals and/or settlements of 670 claims and made total payments of $63.4 million which included $9.4 million covered by then available third party insurance. For the comparable period ended May 31, 2003, dismissals and/or settlements covered 1,846 claims and total payments were $54.4 million. For the fourth quarter ended May 31, 2004, the Company's Subsidiaries secured dismissals and/or settlements of 177 claims and made total payments of $15.3 million. The Company's Subsidiaries secured dismissals and/or settlements of 503 claims and made payments of $19.1 million for the prior year fourth quarter ended May 31, 2003. In some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal statistics on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis and will vary widely depending on a variety of factors including the mix of malignancy and nonmalignancy claims and defense costs involved.

            The rate at which plaintiffs filed asbestos-related suits against Bondex increased in the fourth quarter of 2002 and the first two quarters of 2003, influenced by the bankruptcy filings of numerous other defendants in asbestos-related litigation. Based on the significant increase in asbestos claims activity which, in many cases disproportionately increased Bondex's exposure in joint and several liability law states, our third-party insurance was depleted within the first fiscal quarter of 2004, as previously reported. Our third-party insurers historically had been responsible, under various cost-sharing arrangements, for the payment of approximately 90% of the indemnity and defense costs associated with our asbestos litigation. Prior to this sudden precipitous increase in loss rates, the combination of book loss reserves and insurance coverage was expected to adequately cover asbestos liabilities for the foreseeable future. We have reserved our rights with respect to various of our third-party insurers' claims of exhaustion, and in late calendar 2002 commenced reviewing our known insurance policies to determine whether other insurance limits may be available to cover our asbestos liabilities. As a result of this examination and as previously disclosed, certain of our Subsidiaries filed a complaint for declaratory judgment, breach of contract and bad faith against various third party insurers challenging their assertion that their policies covering asbestos-related claims have been exhausted. Since the July 3, 2003 filing in Ohio, this action was combined with a related case and, pursuant to a December 9, 2003 case management order, the parties are to complete discovery by April 30, 2005. The court order provides other deadlines for various stages of the case, including dispositive motions, and the court has established a trial date of March 6, 2006. It is possible that these dates may be modified as the case progresses. We are unable at the present time to predict the timing or ultimate outcome of this litigation. Consequently, we are unable to predict whether, or to what extent, any additional insurance may be available to cover a portion of our Subsidiaries' asbestos liabilities. We have not included any potential benefits from this litigation either in our financial statements or in calculating the $140.0 million reserve, which was established in the fourth quarter of fiscal year 2003. Our wholly owned captive insurance companies have not provided any insurance or re-insurance coverage of any asbestos-related claims.

            During the last seven months of 2003, new state liability laws were enacted in three states (Ohio, Mississippi and Texas) where more than 80% of the claims against Bondex were pending. Effective dates for the last two of the law changes were April 8, 2003 and July 1, 2003. The changes generally provided for liability to be determined on a "proportional cause" basis, thereby limiting Bondex's responsibility to only its share of the alleged asbestos exposure. At the end of 2003, the ultimate impact of these initial state law changes were difficult to predict given the limited time following enactment. The full influence of these initial state law changes on legal settlement values was not expected to be significantly visible until the latter part of fiscal 2004. Claims in the three subject states at year-end 2004 comprise approximately 70% of aggregate claims. During the third and fourth quarters of 2004, two of the three previously-mentioned states that adopted "proportional cause" liability in 2003, passed additional legislation impacting asbestos liability lawsuits. Among the recent changes are enhanced medical criteria and product identification to be presented by plaintiffs in litigation. While there have been some changes in the type of claims filed in certain of these states, the ultimate influence these law changes may have on future claims activity and settlement values remains uncertain.

            At the end of 2002 and through the third quarter of 2003, Bondex had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against Bondex in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of future asbestos-related claims. During the fourth quarter of 2003, Bondex retained a nationally recognized consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to assist it in analyzing its loss history data, to evaluate whether it would be possible to estimate the cost of disposing pending claims in light of both past and recent loss history, and to assist in determining whether future asbestos-related claims reasonably expected to be filed against Bondex were measurable, given recent changes in various state laws.

            Bondex provided the consultants with all relevant data regarding asbestos-related claims filed against Bondex through May 31, 2003. Management, with the consultants' input, concluded that it was not possible to currently estimate the full range of the cost of resolving future asbestos-related claims against Bondex because of various uncertainties associated with those potential future claims. Estimating the future cost of these asbestos related contingent liabilities was and continues to be subject to many uncertainties, including (i) the ultimate number of claims filed against the Subsidiaries, (ii) the cost of resolving both current known and future unknown claims, (iii) the amount of insurance, if any, available to cover such claims, including the outcome of coverage litigation against the Subsidiaries' third party insurers, (iv) future earnings and cash flow of the Company's Subsidiaries, (v) the impact of bankruptcies of other companies whose share of liability may be imposed on the Company's Subsidiaries under certain state liability laws, (vi) the unpredictable aspects of the litigation process including the scheduling of trial dates and the jurisdictions in which trials are scheduled, (vii) the outcome of any such trials including judgments or jury verdicts, as a result of the Company's more aggressive defense posture which includes taking selective cases to trial, (viii) the lack of specific information in many cases concerning exposure to the Subsidiaries' products and the claimants' diseases, (ix) potential changes in applicable federal and/or state law, (x) and the potential impact of various pending structured settlement transactions concerning other defendants.

            At May 31, 2003, we could not estimate the liability that would result from all future claims. We established a reserve for those pending cases that had progressed to a stage where the cost to dispose of these cases could reasonably be estimated. The estimation of even pending cases was and is always difficult due to the dynamic nature of asbestos litigation. The estimated range of potential loss covering measurable known asbestos claims and a provision for future claims that were estimable at May 31, 2003 was $140.0 million to $145.0 million. Accordingly, we established a reserve equal to the lower end of this range of potential loss by taking an asbestos charge to 2003 operations of $140.0 million. We believed then and continue to believe that the asbestos reserve would be sufficient to cover asbestos-related cash flow requirements over the estimated three-year life of the reserve. The $140.0 million charge also includes $15.0 million in total projected defense costs over the estimated three-year life of the reserve. Additionally, Bondex's share of costs (net of then-available third-party insurance) for asbestos-related product liability were $6.7 million and $2.8 million for the years ended May 31, 2003 and 2002, respectively.

            We recognize that future facts, events and legislation, both state and/or federal, may alter our estimates of both pending and future claims. We cannot estimate possible liabilities in excess of those accrued because we cannot predict the number of additional claims that may be filed in the future, the grounds for such claims, the damages that may be demanded, the probable outcome, or the impact of the last sixteen months of state law changes and pending federal legislation on prospective asbestos claims. Subject to the foregoing variables, including the timing and impact of such variables, our asbestos reserve should be sufficient to cover asbestos-related cash flow requirements through fiscal 2006. It is, however, reasonably possible that our actual costs for claims could differ from current estimates, but, based upon information presently available, such future costs are not expected to have a material effect on our competitive or financial position or our ongoing operations. However, our existing reserve will not likely be adequate to cover the costs of future claims beyond the three year period contemplated by the reserve. Accordingly, it is probable that an additional charge will be required in some future period as those unforeseeable claims (as of the time the reserve was established) become measurable. Any such future charge, when taken, could, therefore, have a material impact on our results in such period.

            In conjunction with outside advisors, we will continue to study our asbestos-related exposure and regularly evaluate the adequacy of this reserve and the related cash flow implications in light of actual claims experience, the impact of state law changes and the evolving nature of federal legislative efforts to address asbestos litigation. We will continue to explore all feasible alternatives available to resolve our asbestos-related exposure in a manner consistent with the best interests of our Stockholders.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not Applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT*.

            The name, age and positions of each executive officer of the Company as of August 1, 2004 are as follows:

Name                    Age                Position and Offices with the Company
----                    ---                -------------------------------------
Frank C. Sullivan       43     President and Chief Executive Officer
Ronald A. Rice          41     Senior Vice President - Administration and Assistant Secretary
P. Kelly Tompkins       47     Senior Vice President, General Counsel and Secretary
Dennis F. Finn          51     Vice President - Environmental and Regulatory Affairs
Glenn R. Hasman         50     Vice President - Finance and Communications
Paul G. P. Hoogenboom   44     Vice President - Operations and Chief Information Officer
Stephen J. Knoop        39     Vice President - Corporate Development
Robert L. Matejka       61     Vice President, Chief Financial Officer and Controller
Keith R. Smiley         42     Vice President, Treasurer and Assistant Secretary

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

            Ronald A. Rice was elected Senior Vice President-Administration on October 11, 2002 and Assistant Secretary on August 5, 1999. From October 2001 to October 2002, he served as Vice President-Administration. From August 1999 to October 2001, Mr. Rice served as the Company's Vice President-Risk Management and Benefits. From 1997 to August 1999, he served as Director of Risk Management and Employee Benefits, and from 1995 to 1997 he served as Director of Benefits. From 1985 to 1995, Mr. Rice served in various capacities with the Wyatt Company, most recently he served as Senior Account Manager from 1992 to 1995. Mr. Rice is employed as Senior Vice President-

Administration under an employment agreement that provides for automatic annual renewal. Mr. Rice is also an Assistant Secretary of the Company.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

            RPM shares of Common Stock are traded on the New York Stock Exchange under the symbol RPM. The high and low sales prices for the shares of Common Stock, and the cash dividends paid on the Common Stock, for each quarter of the two most recent fiscal years is set forth in the table below.

                    RANGE OF SALES PRICES AND DIVIDENDS PAID

                                                                  Dividends Paid
Fiscal 2004        High                     Low                      Per Share
-----------     ---------                ---------                --------------
1st Quarter     $   14.20                $   12.28                    $ 0.130
2nd Quarter         15.28                    12.90                    $ 0.140
3rd Quarter         17.24                    14.93                    $ 0.140
4th Quarter         17.00                    13.29                    $ 0.140

                                                                  Dividends Paid
Fiscal 2003        High                     Low                      Per Share
-----------     ----------               ----------               --------------
1st Quarter     $   16.59                $   11.58                    $ 0.125
2nd Quarter         16.01                    12.90                    $ 0.130
3rd Quarter         15.90                     9.29                    $ 0.130
4th Quarter         12.50                     9.10                    $ 0.130

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

            The number of holders of record of RPM Common Stock as of August 2, 2004 was approximately 36,770.

RECENT SALES OF UNREGISTERED SECURITIES

            None.

ITEM 6. SELECTED FINANCIAL DATA

            The following table sets forth selected consolidated financial data of the Company for each of the five years during the period ended May 31, 2004. The data was derived from the annual Consolidated Financial Statements of the Company which have been audited by Ciulla, Smith & Dale, LLP, independent accountants.

                                                                   FISCAL YEARS ENDED MAY 31,
                                            ------------------------------------------------------------------------
                                                2004           2003           2002*          2001           2000
                                            ------------   ------------   ------------   ------------   ------------
                                                   (Amounts in thousands, except per share and percentage data)
Net sales                                   $  2,341,572   $  2,083,489   $  1,986,126   $  2,007,762   $  1,962,410
Income before income taxes                       217,616         47,853        154,124        101,487         71,761
Net income                                       141,886         35,327        101,554         62,961         40,992
Return on sales %                                    6.1%           1.7%           5.1%           3.1%           2.1%
Basic earnings per share                            1.23           0.31           0.97           0.62           0.38
Diluted earnings per share                          1.22           0.30           0.97           0.62           0.38
Stockholders' equity                             975,292        877,008        858,106        639,710        645,724
Stockholders' equity per share                      8.42           7.61           8.22           6.26           6.02
Return on stockholders' equity %                    15.3%           4.1%          13.6%           9.8%           5.9%
Average shares outstanding                       115,777        115,294        104,418        102,202        107,221
Cash dividends paid                               63,651         59,139         52,409         50,605         51,901
Cash dividends per share                          0.5500         0.5150         0.5000         0.4975         0.4850
Retained earnings                                464,026        385,791        409,603        360,458        348,102
Working capital                                  517,124        500,444        479,041        443,652        408,890
Total assets                                   2,353,119      2,247,211      2,078,844      2,078,490      2,099,203
Long-term debt                                   718,929        724,846        707,921        955,399        959,330
Depreciation and amortization                     63,277         58,674         56,859         81,494         79,150

------------

Note: Acquisitions made by the Company during the periods presented may impact comparability from year to year. For information concerning acquisitions for fiscal year 2004, see Note A of the Notes to Consolidated Financial Statements, which appear in the Annual Report to Stockholders, incorporated herein by reference.

         *Reflects the adoption of SFAS No. 142 regarding "Goodwill and Other Intangible Assets". See Note A to the Notes to Consolidated Financial Statements, which appear in the Annual Report to Stockholders, incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The information required by this item is set forth at pages 16 through 27 of the 2004 Annual Report to Stockholders, incorporated herein by reference.

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

Interest Rate Risk

            The Company's primary interest rate risk exposure results from floating rate debt including various revolving credit and other lines of credit. At May 31, 2004, approximately 23% of the Company's total long-term debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1%) from May 31, 2004 rates, and assuming no changes in long-term debt from the May 31, 2004 levels, the additional annual expense would be approximately $1.6 million on a pre-tax basis. The Company currently does not hedge its exposure to this floating rate interest rate risk.

Foreign Currency Risk

            The Company's foreign sales and results of operations are subject to the impact of foreign currency fluctuations. As most of the Company's foreign operations are in countries with fairly stable currencies, such as the United Kingdom, Belgium and Canada, this effect has not been material. In addition, foreign debt is denominated in the respective foreign currency, thereby eliminating any related translation impact on earnings. If the U.S. dollar continues to weaken, the Company's foreign results of operations would be positively impacted, but the effect would not be expected to be material. A 10% change in foreign currency exchange rates would not have resulted in a material impact on the Company's net income for the fiscal year ended May 31, 2004. The Company does not currently hedge against the risk of exchange rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            The information required by this item is set forth at pages 28 through 50 of the 2004 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

ITEM 9A. CONTROLS AND PROCEDURES.

      (a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

      The Company's management with the participation of the Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of May 31, 2004 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

      (b)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

      There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            Information required by this item as to the Directors of the Company appearing under the caption "Proposal One - Election of Directors" in the Company's 2004 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as
Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 2004 Proxy Statement under the heading "Proposal One - Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. Information required by Item 406 of Regulation S-K is set forth in the 2004 Proxy Statement under the heading "Proposal One - Information Regarding Meetings and Committees of the Board of Directors," which information is incorporated herein by reference.

            The charters of the Compensation Committee, Governance and Nominating Committee and Audit Committee, and the Corporate Governance Guidelines and Code of Business Conduct and Ethics are available on the Company's website at www.rpminc.com and in print to any stockholder who requests a copy. Requests for copies should be directed to Manager of Investor Relations, RPM International Inc., P.O. Box 777, Medina, Ohio 44258. The Company intends to disclose any amendments to the Code of Business Conduct and Ethics, and any waiver of the Code of Business Conduct and Ethics granted to any Director or executive officer of the Company, on the Company's website.

ITEM 11. EXECUTIVE COMPENSATION.

            The information required by this item is set forth in the 2004 Proxy Statement under the heading "Proposal One - Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

            The information required by this item is set forth in the 2004 Proxy Statement under the headings "Stock Ownership of Principal Holders and Management" and "Proposal One - Equity Compensation Plan Information," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The information required by this item is set forth in the 2004 Proxy Statement under the heading "Proposal One - Executive Compensation," which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

            The information required by this item is set forth in the 2004 Proxy Statement under the heading "Proposal One - Audit Fees," which information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this 2004 Annual Report on Form 10-K:

      1. Financial Statements. The following consolidated financial statements of the Company and its subsidiaries and the report of independent auditors thereon, included in the 2004 Annual Report to Stockholders on pages 28 through 50, are incorporated by reference in Item 8:

      Independent Registered Public Accounting Firm's Report

      Consolidated Balance Sheets -
      May 31, 2004 and 2003

      Consolidated Statements of Income -
      years ended May 31, 2004, 2003 and 2002

      Consolidated Statements of Stockholders'
      Equity - years ended May 31, 2004, 2003
      and 2002

      Consolidated Statements of Cash Flows -
      years ended May 31, 2004, 2003 and 2002

      Notes to Consolidated Financial
      Statements (including Unaudited Quarterly
      Financial Information)

      2. Financial Statement Schedules. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of independent registered public accounting firm thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the 2004 Annual Report to Stockholders:

Schedule                                                               Page No.
--------                                                               --------
Independent Registered Public Accounting Firm's Report                   S-1

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

      3.    Exhibits.

            See the Index to Exhibits at page E-1 of this Annual Report on Form 10-K.

(b)   Reports on Form 8-K.

      The Company filed a Current Report on Form 8-K on April 8, 2004 to report that it had issued a press release dated April 7, 2004, announcing the Company's third quarter earnings.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                RPM INTERNATIONAL INC.

Date: August 16, 2004                       By: /s/ Frank C. Sullivan
                                                --------------------------------
                                                Frank C. Sullivan
                                                President and
                                                Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title

/s/ Frank C. Sullivan                       President and Chief Executive
------------------------------------        Officer and a Director
Frank C. Sullivan                           (Principal Executive Officer)

/s/ Robert L. Matejka                       Vice President, Chief Financial
------------------------------------        Officer and Controller
Robert L. Matejka                           (Principal Financial Officer)

/s/ Thomas C. Sullivan                      Chairman and a Director
------------------------------------
Thomas C. Sullivan

/s/ Dr. Max D. Amstutz                      Director
------------------------------------
Dr. Max D. Amstutz

/s/ Edward B. Brandon                       Director
------------------------------------
Edward B. Brandon

/s/ Bruce A. Carbonari                      Director
------------------------------------
Bruce A. Carbonari

/s/ James A. Karman                         Director
------------------------------------
James A. Karman

/s/ Donald K. Miller                        Director
------------------------------------
Donald K. Miller

/s/ William A. Papenbrock                   Director
------------------------------------
William A. Papenbrock

/s/ Albert B. Ratner                        Director
------------------------------------
Albert B. Ratner

/s/ William B. Summers, Jr.                 Director
------------------------------------
William B. Summers, Jr.

/s/ Dr. Jerry Sue Thornton                  Director
------------------------------------
Dr. Jerry Sue Thornton

/s/ Joseph P. Viviano                       Director
------------------------------------
Joseph P. Viviano

Date: August 16, 2004

                             RPM INTERNATIONAL INC.

                                  EXHIBIT INDEX

EXHIBIT NO.                                                       DESCRIPTION
-----------                                                       ------------
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

   4.4           Specimen Note Certificate for Senior Convertible Notes Due 2033, which is incorporated herein by reference to
                 Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

   4.5           Specimen Note Certificate of 6.25% Senior Note Due 2013. (x)

   4.6           Rights Agreement by and between the Company (as successor to RPM, Inc.) and Harris Trust and Savings Bank dated as of April 28, 1999, which is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement
                 on Form 8-A as filed with the Commission on May 11, 1999.

   4.6.1         Amendment to Rights Agreement dated as of December 18, 2000 by and among the Company (as successor to RPM, Inc.),
                 Computershare Investor Services (formerly Harris Trust and Savings Bank) and National City Bank, which is incorporated herein by reference to Exhibit 4.4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001.

EXHIBIT NO.                                                       DESCRIPTION
-----------                                                       ------------
   4.6.2         Second Amendment to Rights Agreement, dated as of October 15, 2002, among RPM, Inc., National City Bank (as successor rights agent to Computershare Investor Services, formerly Harris Trust and Savings Bank) and the Company, which is incorporated herein by reference to Exhibit 4.4.2 to the Company's Registration Statement on Form S-8
                 (Registration No. 333-101501), as filed with the Commission on November 27, 2002.

   4.7           Indenture, dated as of June 1, 1995, between RPM, Inc. and The First National Bank of Chicago, as trustee, with respect to the 7.0% Senior Notes Due 2005, which is incorporated herein by reference to Exhibit 4.5 to the
                 Company's Registration Statement on Form S-4 as filed with the Commission on August 3, 1995.

   4.8           First Supplemental Indenture, dated as of March 5, 1998 to the Indenture dated as of June 1, 1995, between RPM,
                 Inc. and the First National Bank of Chicago, as trustee, with respect to the Liquid Asset Notes with Coupon
                 Exchange ("LANCEs(SM)") due 2008, which is incorporated herein by reference to Exhibit 4.6 to the Company's Annual
                 Report on Form 10-K for the fiscal year ended May 31, 1998 (File No. 001-14187).

   4.9           Second Supplemental Indenture, dated as of August 26, 2002, by and among the Company, RPM, Inc. and Bank One, N.A.
                 (f/k/a The First National Bank of Chicago) as Trustee, relating to the Indenture, dated as of June 1, 1995, by and between the Company and the Trustee, which is incorporated herein by reference to Exhibit 10.6 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

   4.10          Indenture, dated as of May 13, 2003 between the Company, as issuer, and The Bank of New York, as trustee, with respect to the Senior Convertible Notes due 2033, which is incorporated herein by reference to Exhibit 4.9 to the
                 Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

   4.11          Indenture, dated as of December 9, 2003 between the Company, as issuer, and The Bank of New York, as trustee, which is incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4
                 (Registration No. 333-114259), as filed with the Commission on April 7, 2004.

   4.12          Registration Rights Agreement, dated as of May 13, 2003, among the Company, Merrill Lynch & Co., Merrill Lynch,
                 Pierce, Fenner & Smith Incorporated and each of the other Initial Purchasers named in Schedule A to the Purchase
                 Agreement, for whom Merrill Lynch is acting as Representative, with respect to the Senior Convertible Notes due
                 2033, which is incorporated herein by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the
                 fiscal year ended May 31, 2003.

   4.13          Registration Rights Agreement, dated as of December 9, 2003, among the Company, Banc One Capital Markets, Inc.,
                 Wachovia Capital Markets, LLC, J.P. Morgan Securities, Inc., Fifth Third Securities, Inc., Mellon Financial
                 Markets, LLC and U.S. Bancorp Piper Jaffray Inc. and each of the other Initial Purchasers named in Schedule A to the Purchase Agreement, which is incorporated herein by reference to Exhibit 4.3 to the Company's Registration
                 Statement on Form S-4 (Registration No. 333-114259), as filed with the Commission on April 7, 2004.

EXHIBIT NO.                                                       DESCRIPTION
-----------                                                       ------------
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

EXHIBIT NO.                                                       DESCRIPTION
-----------                                                       ------------
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

EXHIBIT NO.                                                       DESCRIPTION
-----------                                                       ------------
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

  *10.10.3       Amendment No. 3 to RPM International Inc. Deferred Compensation Plan. (x)

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

EXHIBIT NO.                                                       DESCRIPTION
-----------                                                       ------------
  *10.12.2       Second Amendment to the RPM International Inc. 1997 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.10.2 to the Company's Annual Report on Form 10-K for the year ended May 31, 2002.

  *10.12.3       Third Amendment to the 1997 RPM International Inc. Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.12.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002.

  *10.12.4       Fourth Amendment to the 1997 RPM International Inc. Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.

  *10.12.5       Fifth Amendment to the 1997 RPM International Inc. Restricted Stock Plan. (x)

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

  *10.13.2       Amendment No. 2 to the RPM International Inc. Performance Accelerated Restricted Stock Plan. (x)

  *10.14         RPM International Inc. 2003 Restricted Stock Plan for Directors, which is incorporated herein by reference to
                 Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.

  *10.15         Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive
                 Officers, which is incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q
                 for the quarter ended November 30, 2002.

  10.16          Five-Year $500,000,000 Credit Agreement, dated as of July 14, 2000, among the Company, The Chase Manhattan Bank, as
                 Administrative Agent and Chase Securities Inc., which is incorporated herein by reference to Exhibit 10.16 to the
                 Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2000.

  10.16.1        Amendment No. 1, dated July 31, 2001, to the 364-Day Credit Agreement and the Five-Year Credit Agreement among the
                 Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, which is incorporated by referred to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31,
                 2001.

  10.16.2        Amendment No. 2 to Five-Year Credit Agreement, dated as of July 12, 2002, by and among the Company, the Lender parties thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as administrative agent, which is incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

EXHIBIT NO.                                                       DESCRIPTION
-----------                                                       ------------
  10.16.3        Assignment, Assumption and Release Agreement, related to the Five-Year Credit Agreement, dated as of October 15,
                 2002, between RPM, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.15 to the
                 Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002.

  10.17          Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation,
                 dated June 6, 2002, which is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on
                 Form 10-Q for the quarter ended August 31, 2002.

  10.17.1        Amendment No. 2 to Receivables Sales Agreement among certain subsidiaries of the Company, the Company and RPM
                 Funding Corporation, dated January 28, 2003. (x)

  10.17.2        Amendment No. 3 to Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM
                 Funding Corporation, dated April 30, 2004. (x)

  10.18          Receivables Purchase Agreement, among certain subsidiaries of the Company, RPM Funding Corporation and Bank One and
                 Wachovia Bank, NA, as co-agents and administrative agents, dated June 6, 2002, which is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

  10.18.1        Amendment No. 2 to Receivables Purchase Agreement, among certain subsidiaries of the Company, RPM Funding
                 Corporation and Bank One and Wachovia Bank, NA, as co-agents and administrative agents, dated May 27, 2003. (x)

  10.18.2        Amendment No. 3 to Receivables Purchase Agreement, among certain subsidiaries of the Company, RPM Funding
                 Corporation and Bank One and Wachovia Bank, NA, as co-agents and administrative agents, dated May 27, 2003. (x)

  10.19          Omnibus Amendment No. 1 to the Receivables Sale Agreement and the Receivables Purchase Agreement, by and among RPM,
                 Inc., the Company, certain subsidiaries of the Company, RPM Funding Corporation and Bank One, dated as of October
                 15, 2002, which is incorporated herein by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q
                 for the quarter ended November 30, 2002.

  10.20          Performance Undertaking related to the Bank One, NA Receivables Sale Agreement and Receivables Purchase Agreement,
                 dated June 6, 2002, which is incorporated herein by reference to Exhibit 10.16.1 to the Company's Quarterly Report
                 on Form 10-Q for the quarter ended November 30, 2002.

  10.21          Note Purchase Agreement, dated as of November 15, 2001, between the Company and the Purchasers thereto with respect to the sale of $15 million principal amount of 6.12% Senior Notes, Series A, due November 15, 2004, $10 million principal amount of 6.61% Senior Notes, Series B, due November 15, 2006, and $30 million principal amount of 7.3%
                 Senior Notes, Series C, due November, 2003, which is incorporated herein by reference to Exhibit 4.1 to the
                 Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2001.

EXHIBIT NO.                                                       DESCRIPTION
-----------                                                       ------------
  10.21.1        Assignment, Assumption and Amendment Agreement, dated as of August 23, 2002, between the Company, RPM International
                 Inc. and the holders of the Notes under the Private Placement Note Purchase Agreement, dated as of November 15,
                 2001, as the same may be amended or supplemented from time to time, between the Company and certain institutional investors named therein, which is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended August 31, 2002.

  10.22          Commercial Paper Dealer Agreement between the Company, as Issuer, and U.S. Bancorp Piper Jaffray Inc., as Dealer,
                 dated as of April 21, 2003, which is incorporated herein by reference to Exhibit 10.21 to the Company's Annual
                 Report on Form 10-K for the fiscal year ended May 31, 2003.

  10.23          Issuing and Paying Agent Agreement between U.S. Bank Trust National Association and the Company, dated as of April
                 21, 2003, which is incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K
                 for the fiscal year ended May 31, 2003.

  10.24          Purchase Agreement, dated as of May 8, 2003, among the Company, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner
                 & Smith Incorporated and each of the other Initial Purchasers named in Schedule A to the Purchase Agreement, for whom Merrill Lynch is acting as Representative, which is incorporated herein by reference to Exhibit 10.23 to the
                 Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

  10.25          Purchase Agreement, dated as of December 4, 2003 among the Company, Banc One Capital Markets, Inc., Wachovia
                 Capital Markets, LLC, J.P. Morgan Securities, Inc., Fifth Third Securities, Inc. Mellon Financial Markets, LLC and
                 U.S. Bancorp Piper Jaffray Inc. and each of the Initial Purchasers named in Schedule A to the Purchase Agreement, which is incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4
                 (Registration No. 333-114259), as filed with the Commission on April 7, 2004.

  11.1           Computation of Net Income per share of Common Stock. (x)

  13.1           Financial Information contained in 2004 Annual Report to Stockholders. (x)

  21.1           Subsidiaries of the Company. (x)

  23.1           Consent of Independent Registered Public Accounting Firm. (x)

  31.1           Rule 13a-14(a) Certification of the Company's Chief Financial Officer. (x)

  31.2           Rule 13a-14(a) Certification of the Company's Chief Executive Officer. (x)

  32.1           Section 1350 Certification of the Company's Chief Financial Officer. (x)

  32.2           Section 1350 Certification of the Company's Chief Executive Officer. (x)

------------------------------

(x) Filed herewith.

*Management contract or compensatory plan or arrangement.

             Report of Independent Registered Public Accounting Firm
                         on Financial Statement Schedule

To The Board of Directors and
  Stockholders
RPM International Inc. and Subsidiaries
Medina, Ohio

The audits referred to in our report to the Board of Directors and Stockholders of RPM International Inc. and Subsidiaries dated July 2, 2004, relating to the consolidated financial statements of RPM International Inc. and Subsidiaries included the audit of the schedule listed under Item 15 of Form 10-K for each of the three years in the period ended May 31, 2004. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ Ciulla, Smith & Dale, LLP

CIULLA, SMITH & DALE, LLP

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES      Schedule II

                                 (In thousands)

                                                              Additions
                                                Additions    Charged to
                                    Balance at   Charged       Selling,    Acquisitions   Insurance                   Balance at
                                     Beginning   to Cost     General and    (Disposals)    Carrier                       End
                                     of Period  of Sales   Administrative  of Businesses   Funding   Deductions       of Period
                                    ----------  --------   --------------  -------------  ---------  ----------       ----------
Year Ended May 31, 2004
  Allowance for doubtful accounts    $ 17,297   $            $  7,613        $     75     $           $  6,838  (1)    $ 18,147
                                     ========   ========     ========        ========     =========   ========         ========

  Accrued product liability
    reserves                         $ 53,207   $            $ 18,921        $            $           $ 24,726  (2)    $ 47,402
                                     ========   ========     ========        ========     =========   ========         ========

  Accrued loss reserves -
    Current                          $ 11,023   $            $  3,241        $            $           $  4,967  (2)    $  9,297
                                     ========   ========     ========        ========     =========   ========         ========
  Asbestos-related liabilities -                                                                        53,976  (2)
    Current                          $ 41,583   $            $               $            $           $(59,893) (3)    $ 47,500
                                     ========   ========     ========        ========     =========   ========         ========
  Accrued warranty reserves -
    Long-term                        $  7,781   $            $ (1,816)       $            $           $    386  (2)    $  5,579
                                     ========   ========     ========        ========     =========   ========         ========
  Asbestos-related liabilities -
    Noncurrent                       $103,000   $            $               $            $           $ 59,893  (3)    $ 43,107
                                     ========   ========     ========        ========     =========   ========         ========

Year Ended May 31, 2003
  Allowance for doubtful
    accounts                         $ 15,884   $            $  5,609        $    212     $           $  4,408  (1)    $ 17,297
                                     ========   ========     ========        ========     =========   ========         ========

  Accrued product liability
    reserves                         $ 36,670   $            $ 10,304        $            $  36,450   $ 30,217  (2)    $ 53,207
                                     ========   ========     ========        ========     =========   ========         ========

  Accrued loss reserves - Current    $ 11,867   $            $  4,967        $    335     $           $  6,146  (2)    $ 11,023
                                     ========   ========     ========        ========     =========   ========         ========
  Asbestos-related liabilities -
    Current                          $  3,377   $            $ 43,650        $            $           $  5,444  (2)    $ 41,583
                                     ========   ========     ========        ========     =========   ========         ========
  Accrued warranty reserves -
    Long-term                        $  9,655   $            $ (  609)       $    603     $           $  1,868  (2)    $  7,781
                                     ========   ========     ========        ========     =========   ========         ========
  Asbestos-related liabilities -
    Noncurrent                       $          $            $103,000        $            $           $                $103,000
                                     ========   ========     ========        ========     =========   ========         ========

Year Ended May 31, 2002
  Allowance for doubtful accounts    $ 17,705   $            $  7,156        $            $           $  8,977  (1)    $ 15,884
                                     ========   ========     ========        ========     =========   ========         ========

  Accrued product liability
    reserves                         $ 37,572   $            $ 16,945        $            $           $ 17,847  (2)    $ 36,670
                                     ========   ========     ========        ========     =========   ========         ========

  Accrued loss reserves - Current    $ 14,923   $            $  4,199        $   (100)    $           $  7,155  (2)    $ 11,867
                                     ========   ========     ========        ========     =========   ========         ========
  Asbestos-related liabilities -
    Current                          $  3,117   $            $  2,754        $            $           $  2,494  (2)    $  3,377
                                     ========   ========     ========        ========     =========   ========         ========
  Accrued warranty reserves -
    Long-term                        $ 11,959   $            $ (  235)       $            $           $  2,069  (2)    $  9,655
                                     ========   ========     ========        ========     =========   ========         ========

(1)   Uncollectible accounts written off, net of recoveries

(2)   Primarily claims paid during the year, net of insurance contributions

(3)   Transfers between current and noncurrent