Form 10-Q
period 2004-08-31
RPM INTERNATIONAL INC/DE/
filed 2004-10-12
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004, OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
--- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________.

COMMISSION FILE NO. 1-14187


                             RPM INTERNATIONAL INC.
-------------------------------------------------------------------------------
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

                                           YES    X          NO       .
                                                -----            -----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

                                           YES    X          NO       .
                                                -----            -----

                              AS OF OCTOBER 4, 2004
   116,389,021 SHARES OF RPM INTERNATIONAL INC. COMMON STOCK WERE OUTSTANDING.

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES*


                                      INDEX


                                                                       PAGE NO.
                                                                       --------
PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):
              CONSOLIDATED BALANCE SHEETS                                  3
              CONSOLIDATED STATEMENTS OF INCOME                            4
              CONSOLIDATED STATEMENTS OF CASH FLOWS                        5
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                            25

ITEM 4.  CONTROLS AND PROCEDURES                                           25

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                 26

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES
              AND USE OF PROCEEDS                                          30

ITEM 6.  EXHIBITS                                                          31

SIGNATURES                                                                 33






* As used herein, the terms "RPM" and the "Company" refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

                        PART I. -- FINANCIAL INFORMATION
                         ITEM 1. -- FINANCIAL STATEMENTS

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                           August 31, 2004      May 31, 2004
                                                                           ---------------      ------------
                                         ASSETS
Current Assets
  Cash and short-term investments                                            $    56,415         $    38,561
  Trade accounts receivable (less allowances of
    $18,497 and $18,147, respectively)                                           465,348             484,847
  Inventories                                                                    295,938             289,359
  Deferred income taxes                                                           52,943              51,164
  Prepaid expenses and other current assets                                      140,567             130,686
                                                                             -----------         -----------
    Total current assets                                                       1,011,211             994,617
                                                                             -----------         -----------

Property, Plant and Equipment, at Cost                                           768,992             767,072
  Less allowance for depreciation and amortization                              (392,528)           (386,017)
                                                                             -----------         -----------
    Property, plant and equipment, net                                           376,464             381,055
                                                                             -----------         -----------

Other Assets
  Goodwill                                                                       650,879             648,243
  Other intangible assets, net of amortization                                   285,044             282,372
  Other                                                                           45,410              46,832
                                                                             -----------         -----------
    Total other assets                                                           981,333             977,447
                                                                             -----------         -----------

Total Assets                                                                 $ 2,369,008         $ 2,353,119
                                                                             ===========         ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                           $   208,993         $   205,092
  Current portion of long-term debt                                              233,562                 991
  Accrued compensation and benefits                                               57,304              88,670
  Accrued loss reserves                                                           53,628              56,699
  Asbestos-related liabilities                                                    47,500              47,500
  Other accrued liabilities                                                       70,536              72,222
  Income taxes payable                                                            18,190               6,319
                                                                             -----------         -----------
    Total current liabilities                                                    689,713             477,493
                                                                             -----------         -----------

Long-Term Liabilities
  Long-term debt, less current maturities                                        490,284             718,929
  Asbestos-related liabilities                                                    24,101              43,107
  Other long-term liabilities                                                     59,658              59,910
  Deferred income taxes                                                           86,961              78,388
                                                                             -----------         -----------
    Total long-term liabilities                                                  661,004             900,334
                                                                             -----------         -----------

Stockholders' Equity
  Preferred stock, par value $0.01; authorized  50,000 shares;
     none issued
  Common stock, par value $0.01 authorized 300,000 shares; issued and outstanding 116,271 as of August 2004;
     issued and outstanding 116,122 as of May 2004                                 1,163               1,161
  Paid-in capital                                                                515,606             513,986
  Treasury stock, at cost                                                           --                  --
  Accumulated other comprehensive loss                                              (737)             (3,881)
  Retained earnings                                                              502,259             464,026
                                                                             -----------         -----------
            Total stockholders' equity                                         1,018,291             975,292
                                                                             -----------         -----------

Total Liabilities and Stockholders' Equity                                   $ 2,369,008         $ 2,353,119
                                                                             ===========         ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                    (In thousands, except per share amounts)


                                                          Three Months Ended August 31,
                                                          -----------------------------
                                                               2004            2003
                                                             ---------       --------
Net Sales                                                    $661,513        $581,023

Cost of Sales                                                 366,626         313,980
                                                             --------        --------

Gross Profit                                                  294,887         267,043

Selling, General and Administrative Expenses                  202,442         186,850

Interest Expense, Net                                           7,970           6,283
                                                             --------        --------

Income Before Income Taxes                                     84,475          73,910

Provision For Income Taxes                                     29,989          26,238
                                                             --------        --------

Net Income                                                   $ 54,486        $ 47,672
                                                             ========        ========



Average Number of Shares of Common Stock Outstanding:

     Basic                                                    116,163         115,557
                                                             ========        ========

     Diluted                                                  117,078         116,233
                                                             ========        ========


Basic and Diluted Earnings Per Share of Common Stock         $   0.47        $   0.41
                                                             ========        ========

Cash Dividends Per Share of Common Stock                     $  0.140        $  0.130
                                                             ========        ========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)



                                                            Three Months Ended August 31,
                                                            -----------------------------
                                                                2004             2003
                                                              --------         --------
Cash Flows From Operating Activities:
  Net income                                                  $ 54,486         $ 47,672
  Depreciation and amortization                                 16,275           15,127
  Items not affecting cash and other                             3,043           (2,177)
  Changes in operating working capital                         (20,901)         (24,908)
  Changes in asbestos-related liabilities, net of tax          (11,879)          (4,829)
                                                              --------         --------

                                                                41,024           30,885
                                                              --------         --------

Cash Flows From Investing Activities:
  Capital expenditures                                          (7,413)          (6,808)
  Acquisition of businesses, net of cash acquired               (9,900)         (13,000)
  Proceeds from the sale of assets                               4,500
  Other                                                            908           (4,166)
                                                              --------         --------

                                                               (11,905)         (23,974)
                                                              --------         --------


Cash Flows From Financing Activities:
  Additions to long-term and short-term debt                     3,926            4,042
  Cash dividends                                               (16,253)         (15,019)
  Exercise of stock options                                      1,062              853
                                                              --------         --------

                                                               (11,265)         (10,124)
                                                              --------         --------


Increase (Decrease) in Cash and Short-Term Investments          17,854           (3,213)


Cash and Short-Term Investments at Beginning of Period          38,561           50,725
                                                              --------         --------


Cash and Short-Term Investments at End of Period              $ 56,415         $ 47,512
                                                              ========         ========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004
                                   (UNAUDITED)
-------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three month periods ended August 31, 2004 and 2003. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2004.

Our business is dependent on external weather factors. Historically, we have experienced strong sales and net income in our first, second and fourth fiscal quarters comprised of the three month periods ending August 31, November 30 and May 31, respectively, with weaker performance in our third fiscal quarter (December through February).

Certain reclassifications have been made to prior year amounts to conform to the current year presentation (see Note G).

NOTE B - INVENTORIES

Inventories were composed of the following major classes:

                                  AUGUST 31, 2004       MAY 31, 2004
                                  ---------------       ------------
                                            (IN THOUSANDS)
Raw materials and supplies            $113,707            $ 95,378
Finished goods                         182,231             193,981
                                      --------            --------
                                      $295,938            $289,359
                                      ========            ========

NOTE C - COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities. Total comprehensive income, comprised of net income and other comprehensive income, amounted to $57.6 million and $38.1 million during the first quarter of fiscal years 2005 and 2004, respectively.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004
                                   (UNAUDITED)
-------------------------------------------------------------------------------

NOTE D - STOCK BASED COMPENSATION

Effective June 1, 2004, we voluntarily adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for our stock-based employee compensation plans. As outlined by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," we chose to apply the modified prospective method in adopting this accounting change. Under this method, stock-based employee compensation expense recognized in fiscal 2005 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to account for all employee awards from its original effective date. Results of prior periods have not been restated.

The adoption of SFAS No. 123 impacted net income and earnings per share, both basic and fully diluted, for the three months ended August 31, 2004 by approximately $0.5 million and $0.005 per share, respectively. The following table illustrates the effect on net income and earnings per share for the three month period ended August 31, 2003, as if compensation cost for stock options granted had been determined in accordance with the fair value method prescribed by SFAS No. 123:


THREE MONTHS ENDED AUGUST 31,                                    2003
                                                              ----------
(In thousands, except per share amounts)
Net income, as reported                                       $   47,672

Add: Stock-based employee compensation expense
  from restricted stock plans included in reported
  net income, net of related tax effects                             333

Deduct: Total stock-based employee compensation
  determined under fair value-based method for
  all awards, net of related tax effects                            (798)

                                                              ----------
Pro Forma Net Income                                          $   47,207
                                                              ==========
Earnings per Share:
  Basic, as Reported                                          $     0.41
                                                              ==========
  Diluted, as Reported                                        $     0.41
                                                              ==========
  Basic, Pro Forma                                            $     0.41
                                                              ==========
  Diluted, Pro Forma                                          $     0.41
                                                              ==========

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004
                                   (UNAUDITED)
-------------------------------------------------------------------------------

NOTE E - PENSION AND POSTRETIREMENT HEALTH CARE BENEFITS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans' impact on income before income taxes for the three month periods ended August 31, 2004 and 2003:

PENSION BENEFITS                                        U.S. PLANS                                NON-U.S. PLANS
                                                -----------------------------             -----------------------------
(In thousands)                                  THREE MONTHS ENDED AUGUST 31,             THREE MONTHS ENDED AUGUST 31,
                                                -----------------------------             -----------------------------
                                                    2004            2003                    2004              2003
                                                  ------------------------                 ------------------------

Service cost                                      $ 2,808          $ 2,469                 $   539          $   424

Interest cost                                       1,870            1,807                   1,088              903

Expected return on plan assets                     (2,440)          (1,846)                 (1,029)            (797)

Amortization of:

   Prior service cost                                  74               74

   Net gain on adoption of SFAS No. 87                 (1)              (6)
Net actuarial (gains) losses recognized               375              636                     333              309

-----------------------------------------------   ------------------------                 ------------------------
NET PERIODIC BENEFIT COST                         $ 2,686          $ 3,134                 $   931          $   839
-----------------------------------------------   ------------------------                 ------------------------


POSTRETIREMENT BENEFITS                                 U.S. PLANS                                NON-U.S. PLANS
                                                -----------------------------             -----------------------------
(In thousands)                                  THREE MONTHS ENDED AUGUST 31,             THREE MONTHS ENDED AUGUST 31,
                                                -----------------------------             -----------------------------
                                                    2004            2003                    2004              2003
                                                  ------------------------                 ------------------------

Service cost                                      $     3          $     3                 $    61          $    46

Interest cost                                         165              158                     109               89

Net actuarial (gains) losses recognized                 7                                        7

-----------------------------------------------   ------------------------                 ------------------------
NET PERIODIC BENEFIT COST                         $   175          $   161                 $   177          $   135
-----------------------------------------------   ------------------------                 ------------------------



The Medicare Prescription Drug, Improvement and Modernization Act (the "Act") was enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare Part D, in addition to a federal subsidy to sponsors of postretirement benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," we have elected to defer recognition of the Act. Therefore, the effects of this Act have not been reflected in the accumulated postretirement benefit obligation or net periodic postretirement benefit cost.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004
                                   (UNAUDITED)
-------------------------------------------------------------------------------


NOTE F - ASBESTOS-RELATED LIABILITIES

Certain of our wholly owned subsidiaries, principally Bondex International, Inc. (Bondex), along with many other U.S. companies, are and have been involved in a large number of asbestos-related suits filed primarily in state courts during the past two decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products. The alleged claims relate primarily to products that Bondex sold through 1977. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure or that injuries incurred resulted from exposure to Bondex products.

The rate at which plaintiffs filed asbestos-related suits against Bondex increased in the fourth quarter of 2002 and the first two quarters of 2003, influenced by the bankruptcy filings of numerous other defendants in asbestos-related litigation. Based on the significant increase in asbestos claims activity, which in many cases disproportionately increased Bondex's exposure in joint and several liability law states, our third-party insurance was depleted within the first fiscal quarter of 2004, as previously reported. Our third-party insurers historically had been responsible, under various cost-sharing arrangements, for the payment of approximately 90% of the indemnity and defense costs associated with our asbestos litigation. Prior to this sudden precipitous increase in loss rates, the combination of book loss reserves and insurance coverage was expected to adequately cover asbestos claims for the foreseeable future. We have reserved our rights with respect to various of our third-party insurers' claims of exhaustion, and in late calendar 2002 commenced reviewing our known insurance policies to determine whether other insurance limits may be available to cover our asbestos liabilities. As a result of this examination and as previously disclosed, certain of our subsidiaries filed a complaint for declaratory judgment, breach of contract and bad faith against various third-party insurers, challenging their assertion that their policies covering asbestos-related claims have been exhausted. Since the July 3, 2003 filing in Ohio, this action was combined with a related case and, pursuant to a December 9, 2003 case management order, the parties are to complete discovery by April 30, 2005. The court order provides other deadlines for various stages of the case, including dispositive motions, and the court has established a trial date of March 6, 2006. It is possible that these dates may be modified as the case progresses. We are unable at the present time to predict the timing or ultimate outcome of this litigation. Consequently, we are unable to predict whether, or to what extent, any additional insurance may be available to cover a portion of our asbestos liabilities. We have not included any potential benefits from this litigation either in our financial statements or in calculating the $140.0 million reserve, which was established in the fourth quarter of fiscal 2003. Our wholly owned captive insurance companies have not provided any insurance or re-insurance coverage of any asbestos-related claims.

During the last seven months of 2003, new state liability laws were enacted in three states (Ohio, Mississippi and Texas) where more than 80% of the claims against Bondex were pending.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004
                                   (UNAUDITED)
-------------------------------------------------------------------------------

Effective dates for the last two of the law changes were April 8, 2003 and July 1, 2003. The changes generally provided for liability to be determined on a "proportional cause" basis, thereby limiting Bondex's responsibility to only its share of the alleged asbestos exposure. At the end of 2003, the ultimate impact of these initial state law changes was difficult to predict given the limited time following enactment. The full influence of these initial state law changes on legal settlement values was not expected to be significantly visible until the latter part of fiscal 2004. Claims in the three subject states at the quarter ended August 31, 2004, coupled with Florida, now comprise approximately 80% of aggregate claims. During the third and fourth quarters of 2004, two of the three previously mentioned states that adopted "proportional cause" liability in 2003 passed additional legislation impacting asbestos liability lawsuits. Among the recent changes are enhanced medical criteria and product identification to be presented by plaintiffs in litigation. While there have been some changes in the type of claims filed in certain of these states, the ultimate influence these law changes may have on future claims activity and settlement values remains uncertain.

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

Bondex provided the consultants with all relevant data regarding asbestos-related claims filed against Bondex through May 31, 2003. Management, with the consultants' input, concluded that it was not possible to currently estimate the full range of the cost of resolving future asbestos-related claims against Bondex because of various uncertainties associated with those potential future claims. These uncertainties, which hindered the consultants' and Bondex's ability to project future claim volumes and resolution costs included the following:

     o The bankruptcies of other companies facing large asbestos liability were a likely contributing cause of a sharp increase in filings against many defendants, including Bondex.

     o The recent state law changes in states wherein the vast majority of our claims are pending and have been historically filed are expected to materially affect future losses and future claim filing activity and resolution costs.

     o The currently proposed federal legislative initiative aimed at establishment of a federal asbestos trust fund has influenced and changed the demand behavior of plaintiffs from that of historic levels, creating further uncertainty in the estimation process.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004
                                   (UNAUDITED)
-------------------------------------------------------------------------------

At this time, we cannot estimate the liability that will result from all pending or future claims. We established a reserve at May 31, 2003 for those pending cases that had progressed to a stage where the cost to dispose of these cases could reasonably be estimated. The estimation of even pending cases was and is always difficult due to the dynamic nature of asbestos litigation. The estimated range of potential loss covering measurable known asbestos claims and a provision for future claims that were estimable at May 31, 2003 was $140.0 million to $145.0 million. Accordingly, we established a reserve equal to the lower end of this range of potential loss by taking an asbestos charge to 2003 operations of $140.0 million. We believed then and continue to believe that the asbestos reserve would be sufficient to cover asbestos-related cash flow requirements over the estimated three-year life of the reserve. The $140.0 million charge also includes $15.0 million in total projected defense costs over the estimated three-year life of the reserve. Additionally, Bondex's share of costs (net of then-available third-party insurance) for asbestos-related product liability was $6.7 million and $2.8 million for the years ended May 31, 2003 and 2002, respectively.

We recognize that future facts, events and legislation, both state and/or federal, may alter our estimates of both pending and future claims. We cannot estimate possible liabilities in excess of those accrued because we cannot predict the number of additional claims that may be filed in the future, the grounds for such claims, the damages that may be demanded, the probable outcome, or the impact of the last 18 months of state law changes and pending federal legislation on prospective asbestos claims. Subject to the foregoing variables, including the timing and impact of such variables, our asbestos reserve should be sufficient to cover asbestos-related cash flow requirements through fiscal 2006. It is, however, reasonably possible that our actual costs for claims could differ from current estimates but, based upon information presently available, such future costs are not expected to have a material effect on our competitive or financial position or our ongoing operations. However, our existing reserve will not likely be adequate to cover the costs of future claims beyond the three-year period contemplated by the reserve. Accordingly, it is probable that an additional charge will be required in some future period as those unforeseeable claims (as of the time the reserve was established) become measurable. Any such future charge, when taken, could therefore have a material impact on our results in such period.

In conjunction with outside advisors, we continue to study our asbestos-related exposure and regularly evaluate the adequacy of this reserve and the related cash flow implications in light of actual claims experience, the impact of state law changes and the evolving nature of federal legislative efforts to address asbestos litigation. We will continue to explore all feasible alternatives available to resolve our asbestos-related exposure in a manner consistent with the best interests of our Stockholders.

The following table illustrates the movement of current and long-term asbestos-related liabilities through August 31, 2004:

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004
                                   (UNAUDITED)
-------------------------------------------------------------------------------

ASBESTOS LIABILITY MOVEMENT
(CURRENT AND LONG-TERM)
-------------------------------------------------------------------------------

                                                                        Additions
                                                                       Charged to
                                                     Balance at          Selling       Deductions        Balance at
                                                     Beginning         General and     (Primarily         End of
(In thousands)                                       of Period        Administrative  Claims Paid)        Period
-------------------------------------------------------------------------------------------------------------------
Three Months Ended August 31, 2004                    $ 90,607                           $ 19,006        $  71,601

Year Ended May 31, 2004                                144,583                             53,976           90,607

Year Ended May 31, 2003                                  3,377           $ 146,650          5,444          144,583

-------------------------------------------------------------------------------------------------------------------


Due to the uncertainty inherent in the loss reserve estimations process, we are unable to estimate an additional range of loss in excess of our accruals. It is at least reasonably possible that actual costs will differ from estimates but, based upon information presently available, such future costs are not expected to have a material adverse effect on our competitive or financial position or ongoing results of operations. However, such costs could be material to results of operations in a future period.

NOTE G - ACCOUNTING RECLASSIFICATION

During the first quarter of fiscal 2005, we changed our accounting classification for cooperative advertising by reflecting the amounts paid as a reduction of sales, as opposed to a component of selling, general and administrative ("SG&A") expenses and have reclassified the previous year's first quarter. The reclassification impacts classifications in our consumer business segment and to a lesser degree the consolidated totals. We believe that it is preferable to classify the amounts paid as a reduction of our sales in light of recent developments in industry trends relating to accounting classifications applied to such arrangements by both vendors and retailers - as a reduction of sales and a reduction of cost of sales, respectively. The new classification represents only a movement of expense and therefore has no impact on our earnings or earnings per share.

With respect to the impact of the accounting reclassification on consolidated full fiscal 2004 results, annual net sales will be decreased by approximately 1.5% (3.2% for the consumer segment), gross profit margin decreased by approximately 0.8% (1.8% for the consumer segment), and SG&A expense as a percent of net sales decreased by approximately 1.0% (2.2% for the consumer segment). As set forth previously, our earnings and earnings per share are not affected by this account reclassification. With respect to the impact of the accounting change on consolidated first quarter results for fiscal 2004, net sales decreased by approximately 1.5% (3.3% for the consumer segment), gross profit margin decreased by approximately 0.8% (1.8% for the consumer segment); and SG&A expense as a percent of net sales decreased by 1.0% (2.4% for the consumer segment). There was no impact of the change on the quarterly and

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004
                                   (UNAUDITED)
-------------------------------------------------------------------------------

annual results for the industrial segment for fiscal 2004. The year-over-year rates of change in gross profit and SG&A expenses under the old and new classifications are essentially unchanged. Here again, there is no change in earnings or earnings per share.

NOTE H - SUBSEQUENT EVENT

Subsequent to quarter end, on September 30, 2004, we issued and sold $200 million of 4.45% Senior Unsecured Notes due 2009, which we concurrently swapped back to floating interest rate debt. The total net proceeds of the offering of the Senior Notes will be used to refinance existing indebtedness. More specifically, we plan to use a portion of the net proceeds to refinance portions of our current outstanding floating rate indebtedness and anticipate holding the remainder as cash or short-term investments until such time that it can be used to pay some or all of our indebtedness under our $15.0 million 6.12% Senior Notes due 2004, which mature on November 15, 2004, and our $150.0 million 7.0% Senior Notes due 2005, which mature on June 15, 2005.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2004

-------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements include the accounts of RPM International Inc. and its majority-owned subsidiaries. Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate these estimates, including those related to allowances for doubtful accounts; inventories; allowances for recoverable taxes; useful lives of property, plant and equipment; goodwill; environmental and other contingent liabilities; income tax valuation allowances; pension plans; and the fair value of financial instruments. We base our estimates on historical experience and other assumptions, which we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of our assets and liabilities. Actual results may differ from these estimates under different assumptions and conditions.

We have identified below the accounting policies that are critical to our financial statements.

REVENUE RECOGNITION

Revenues are recognized when realized or realizable, and when earned. In general, this is when title and risk of loss pass to the customer. Further, revenues are realizable when we have persuasive evidence of a sales arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. We reduce our revenues for estimated customer returns and allowances, certain rebates, sales incentives and promotions in the same period the related sales are recorded.

TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS AND FOREIGN CURRENCY TRANSACTIONS

Our reporting currency is the U.S. dollar. However, the functional currency of all of our foreign subsidiaries is their local currency. We translate the amounts included in our consolidated statements of income from our foreign subsidiaries into U.S. dollars at weighted average exchange rates, which we believe are fairly representative of the actual exchange rates on the dates of the transactions. Our foreign subsidiaries' assets and liabilities are translated into U.S. dollars from local currency at the actual exchange rates as of the end of each reporting date, and we record the resulting foreign exchange translation adjustments in our consolidated balance sheets as a component of accumulated other comprehensive income (loss). Translation adjustments will be included in net earnings in the event of a sale or liquidation of any of our underlying foreign investments, or in the event that we distribute the accumulated earnings of consolidated foreign subsidiaries. If we determined that the functional currency of any of our foreign subsidiaries should be the U.S. dollar, our financial statements would be affected. Should this occur, we would adjust our reporting to appropriately account for such change(s).

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2004

-------------------------------------------------------------------------------


As appropriate, we use permanently invested intercompany loans as a source of capital to reduce exposure to foreign currency fluctuations at our foreign subsidiaries. These loans are treated as analogous to equity for accounting purposes. Therefore, foreign exchange gains or losses on these intercompany loans are recorded in accumulated other comprehensive income (loss). If we were to determine that the functional currency of any of our subsidiaries should be the U.S. dollar, we would no longer record foreign exchange gains or losses on such intercompany loans.

GOODWILL

We apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which addresses the initial recognition and measurement of goodwill and intangible assets acquired in a business combination. We also apply the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill be tested on an annual basis, or more frequently as impairment indicators arise. We have elected to perform the required impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated, at the end of our first quarter. Calculating the fair market value of the reporting units requires significant estimates and assumptions by management. We estimate the fair value of our reporting units by applying third-party market value indicators to the respective reporting unit's annual projected earnings before interest, taxes, depreciation and amortization. In applying this methodology, we rely on a number of factors, including future business plans, actual operating results and market data. In the event that our calculations indicate that goodwill is impaired, a fair value estimate of each tangible and intangible asset would be established. This process would require the application of discounted cash flows expected to be generated by each asset in addition to independent asset appraisals, as appropriate. Cash flow estimates are based on our historical experience and our internal business plans, and appropriate discount rates are applied. Losses, if any, resulting from goodwill impairment tests would be reflected in operating income in our income statement.

OTHER LONG-LIVED ASSETS

We assess identifiable non-goodwill intangibles and other long-lived assets for impairment whenever events or changes in facts and circumstances indicate the possibility that the carrying value may not be recoverable. Factors considered important, which might trigger an impairment evaluation, include the following:

     o significant under-performance relative to historical or projected future operating results;

     o    significant changes in the manner of our use of the acquired assets;

     o    significant changes in the strategy for our overall business; and

     o    significant negative industry or economic trends.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2004

-------------------------------------------------------------------------------

Measuring a potential impairment of non-goodwill intangibles and other long-lived assets requires various estimates and assumptions, including determining which cash flows are directly related to the asset being evaluated, the useful life over which those cash flows will occur, their amount and the asset's residual value, if any. If we determine that the carrying value of these assets may not be recoverable based upon the existence of one or more of the above-described indicators, any impairment would be measured based on projected net cash flows expected from the asset(s), including eventual disposition. The determination of impairment loss would be based on the best information available, including internal discounted cash flows, quoted market prices when available and independent appraisals as appropriate to determine fair value. Cash flow estimates would be based on our historical experience and our internal business plans, with appropriate discount rates applied. We have not incurred any such impairment loss to date.

CONTINGENCIES

We are party to claims and lawsuits arising in the normal course of business, including the various asbestos-related suits discussed herein and in Note H to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2004. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and reasonably estimable. The provisions are based on historical experience and legal advice, are reviewed quarterly and are adjusted according to developments. Estimating probable losses requires analysis of multiple forecasted factors that often depend on judgments about potential actions by third parties such as regulators, courts and state and federal legislatures. Changes in the amount of the provisions affect our consolidated statements of income. Due to the inherent uncertainties in the loss reserve estimation process, we are unable to estimate an additional range of loss in excess of our accruals.

Our environmental-related accruals are similarly established and/or adjusted as information becomes available upon which costs can be reasonably estimated. Here again, actual costs may vary from these estimates because of the inherent uncertainties involved, including the identification of new sites and the development of new information about contamination. Certain sites are still being investigated and, therefore, we have been unable to fully evaluate the ultimate cost for those sites. As a result, reserves have not been taken for certain of these sites and costs may ultimately exceed existing reserves for other sites. We have received indemnities for potential environmental issues from purchasers of certain of our properties and businesses and from sellers of properties or businesses we have acquired. We have also purchased insurance to cover potential environmental liabilities at certain sites. If the indemnifying or insuring party fails to, or becomes unable to, fulfill its obligations under those agreements or policies, we may incur environmental costs in addition to any amounts reserved, which may have a material adverse effect on our financial condition, results of operations or cash flows.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2004

-------------------------------------------------------------------------------


REPORTABLE SEGMENT INFORMATION

We operate a portfolio of businesses that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives. We manage our portfolio by organizing our businesses into two operating segments - industrial and consumer - based on the nature of business activities; products and services; the structure of management; and the structure of information as presented to the Board of Directors. Within each segment, individual operating companies or groups of companies generally address common markets, utilize similar technologies, and can share manufacturing or distribution capabilities. We evaluate the profit performance of our segments based on income before income taxes, but also look to earnings before interest and taxes ("EBIT") as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations.

In addition to the two operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either operating segment. Related assets consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters' property and equipment. These corporate and other expenses reconcile operating segment data to total consolidated net sales, income before income taxes and identifiable assets. Comparative first quarter results on this basis are illustrated in the following table.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2004

-------------------------------------------------------------------------------

                                                               QUARTER ENDED AUGUST 31,
                                                          -----------------------------------
(In thousands)                                               2004                     2003
                                                          -----------             -----------
NET SALES
      Industrial                                          $   365,508             $   316,194
      Consumer                                                296,005                 264,829
                                                          -----------             -----------
           CONSOLIDATED                                   $   661,513             $   581,023
                                                          ===========             ===========
Income Before Income Taxes (a)
      Industrial Segment
           Income Before Income Taxes (a)                 $    56,136             $    47,020
           Interest (Expense), Net                                 11                     (25)
                                                          -----------             -----------
           EBIT (b)                                       $    56,125             $    47,045
                                                          ===========             ===========
      Consumer Segment
           Income Before Income Taxes (a)                 $    46,355             $    42,146
           Interest (Expense), Net                                 49                      11
                                                          -----------             -----------
           EBIT (b)                                       $    46,306             $    42,135
                                                          ===========             ===========
      Corporate/Other
           (Loss) Before Income Taxes (a)                 $   (18,016)            $   (15,256)
           Interest (Expense), Net                             (8,030)                 (6,269)
                                                          ===========             ===========
           EBIT (b)                                       $    (9,986)            $    (8,987)
                                                          ===========             ===========
           CONSOLIDATED
                Income Before Income Taxes (a)            $    84,475             $    73,910
                Interest (Expense), Net                        (7,970)                 (6,283)
                                                          -----------             -----------
                EBIT (b)                                  $    92,445             $    80,193
                                                          ===========             ===========

IDENTIFIABLE ASSETS                                     August 31, 2004          May 31, 2004
                                                        ---------------          ------------
      Industrial                                          $ 1,134,942             $ 1,111,978
      Consumer                                              1,077,534               1,087,239
      Corporate/Other                                         156,531                 153,902
                                                          -----------             -----------
           CONSOLIDATED                                   $ 2,369,008             $ 2,353,119
                                                          ===========             ===========


(a) The presentation includes a reconciliation of Income Before Income Taxes, a measure defined by Generally Accepted Accounting Principles ("GAAP") in the U.S., to EBIT.

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2004

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2004

NET SALES

Net sales on a consolidated basis for the first quarter of fiscal 2005 of $661.5 million improved 13.9 percent, or $80.5 million, over last year's first quarter net sales of $581.0 million. Reflected in net sales for both periods is the reclassification of cooperative advertising expense, as discussed in Note G to the Financial Statements. Contributing to this improvement over last year was the continued growth in organic sales of approximately 11.3 percent, or $65.5 million, plus 5 small acquisitions, net of one small divestiture, supplying another 1.4 percent growth in sales, or $8.2 million. Net favorable foreign exchange rates, relating primarily to the Canadian dollar and the euro, provided the remaining 1.2 percent, or $6.8 million, of the growth in sales over last year's first quarter.

Industrial segment net sales for the first quarter grew 15.6 percent to $365.5 million from last year's $316.2 million, comprising 55.3 percent of the current quarter's consolidated net sales. This segment's net sales growth comes primarily from organic sales growth of 11.9 percent, another 1.6 percent from net favorable foreign exchange differences, and 4 small acquisitions during the past 12 months, net of one small divestiture, which added the remaining 2.1 percent of growth to industrial sales. The roofing services business continued to lead this segment's sales growth over last year's first quarter, and there were notable sales improvements among the specialty businesses and in construction sealants and chemicals, with some of this growth related to increased U.S. commercial construction activity.

Consumer segment net sales for the first quarter grew 11.8 percent to $296.0 million from last year's $264.8 million, comprising 44.7 percent of the current quarter's consolidated net sales. Double-digit growth in organic sales, particularly from this segment's Wood Finishes, Testors, Rust-Oleum, DAP and Zinsser product lines, added 11.2 percent to the consumer segment sales total, including 0.7 percent from favorable foreign exchange differences. One small bolt-on product line acquisition during the past 12 months provided the remaining 0.6 percent of sales growth in this segment over last year.

GROSS PROFIT MARGIN

Consolidated gross profit margin of 44.6 percent of net sales this first quarter declined from 46.0 percent a year ago. The combination of continued higher costs of petroleum-based raw materials, which amounted to approximately 1.1 percent of net sales, or 110 basis points ("bps"), in addition to approximately 70 bps negative margin effect from the growth of roofing services sales, which carry lower gross margins, more than offset the margin benefits generated primarily from the leverage of higher product sales volume and price increases being initiated by our businesses.

Industrial segment gross profit margin for the first quarter declined to 45.9 percent of net sales from 47.3 percent last year. Gross profit margin in this segment declined principally as the result of the continued strong growth of the lower-margin roofing services

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2004

-------------------------------------------------------------------------------

business, which had a negative margin impact of approximately 130 bps this quarter, while continued higher raw material costs impacted margins by 30 bps. Initial price increases favorably offset these costs by approximately 20 bps.

Consumer segment gross profit margin for this first quarter declined to 43.0 percent of net sales from 44.4 percent last year. Despite the margin leverage from the higher organic sales volume and initial price increases initiated this quarter, there was approximately 220 bps of negative impact from certain higher raw material and packaging costs that caused the overall 140 bps decline in this segment's gross margin from last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

Consolidated SG&A expense levels improved 160 bps to 30.6 percent of net sales compared with 32.2 percent a year ago. The reclassification of cooperative advertising expense is reflected in both periods presented (see Note G for additional information). The leverage of solid sales growth over last year was the primary contributing factor to the improvement (220 bps), in addition to the previously discussed increase in roofing services sales (60 bps), which require lower SG&A support levels. However, the higher cost of fuel, which contributed to higher fuel-related distribution costs over last year (30 bps), this year's adoption of SFAS No. 123 (refer to Note D), and certain promotional and growth-related investments partially offset these gains.

Industrial segment SG&A improved by 190 bps, to 30.5 percent of net sales this first quarter from 32.4 percent a year ago. In addition to improvements in cost-containment and other savings programs that continued into this year's first quarter, other contributors to SG&A improvements were leverage of solid sales growth (190 bps) and the increase in roofing services sales (100 bps), which require lower SG&A support levels. These improvements were partially offset by higher distribution costs (30 bps) and growth-related investments (70 bps).

Consumer segment SG&A improved by 120 bps, to 27.3 percent of net sales this first quarter compared with 28.5 percent a year ago. Here again, solid growth in sales over last year provided leverage benefits along with continued cost containment and other savings programs (220 bps). Partly offsetting these benefits were increased advertising and other growth-related investments made in this segment, in addition to increased fuel-related distribution costs (100 bps).

Corporate/Other costs increased during this year's first quarter to $10.0 million from $9.0 million during last year's first quarter. Higher costs related to this year's adoption of SFAS No. 123, approximating $0.6 million, combined with increased compensation cost, approximating $0.6 million, and additional costs related to last year's establishment of our European development office, approximating $0.2 million, were favorably offset, in part, by lower insurance costs this year, approximating $0.6 million.

License fee and joint venture income of $0.3 million and $0.1 million for the quarters ended August 31, 2004 and 2003, respectively, are reflected as reductions of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit cost of $4.0 million and $4.3 million for the quarters ended August 31, 2004 and 2003, respectively. This decreased pension expense of $0.3 million

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2004

-------------------------------------------------------------------------------

was largely attributable to a net improvement in the expected return on plan assets, approximating $0.8 million, combined with decreased net actuarial losses recognized, which positively impacted quarter-over-quarter expense by approximately $0.2 million. Offsetting those benefits were increased pension service and interest cost totaling approximately $0.7 million. We expect that pension expense will fluctuate on a year-to-year basis depending upon the performance of plan assets, but such changes are not expected to be material as a percent of income before income taxes.

INCOME BEFORE INCOME TAXES ("IBT")

Consolidated IBT for this year's first quarter grew by $10.6 million, or 14.3 percent, to $84.5 million from $73.9 million during last year's first quarter, with slight margin improvement to 12.8 percent of net sales from 12.7 percent a year ago. This growth reflects the positive impact from the higher sales volume overcoming the approximate 110 bps impact of higher material costs, higher fuel-related distribution costs and the continuation of certain marketing and growth-related investments this first quarter in both operating segments.

Industrial segment IBT grew by $9.1 million, or 19.4 percent, to $56.1 million from last year's $47.0 million, mainly from the higher organic sales volume. Consumer segment IBT grew by $4.3 million, or 10.2 percent, to $46.4 million from last year's $42.1 million, mainly from the organic sales growth leverage in this segment less the impact from higher material costs and continued planned spending on growth-related initiatives. Combined operating IBT growth totaled $13.4 million, or 15.0 percent, over last year. In addition to the benefits from the factors outlined above, this combined operating growth includes an approximate benefit of $1.0 million each from acquisitions and net favorable foreign exchange rates.

NET INTEREST EXPENSE

Net interest expense was $1.7 million higher this first quarter than a year ago. Interest rates averaged 4.7 percent during this first quarter, approximately 120 bps higher than a year ago, accounting for $2.2 million of the interest cost increase. This increase is primarily due to our floating to fixed-rate debt refinancings (Refer to "Liquidity and Capital Resources" Section) during the past 18 months, including the $200 million 6.25% Senior Notes issued last December. Higher average net borrowings this year, associated with recent acquisitions, of approximately $33.2 million added $0.3 million of interest cost, while investment income performance improved year-over-year, providing $0.4 million of additional income. Debt repayments during the past year, which averaged approximately $40.0 million, saved approximately $0.4 million during the quarter.

INCOME TAX RATE

For the quarters ended August 31, 2004 and 2003, the effective income tax rate was 35.5 percent. Our geographic mix of earnings has remained relatively consistent for both periods.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2004

-------------------------------------------------------------------------------

NET INCOME

This year's first quarter net income of $54.5 million increased $6.8 million, or
14.3 percent, from last year's $47.7 million. Margin on sales held steady at 8.2 percent of sales for both periods presented, despite the approximate 110 bps pre-tax impact from higher material costs. Earnings per common share increased by 14.6 percent, to $0.47 from $0.41 a year ago.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM:

OPERATING ACTIVITIES

There was $41.0 million of cash generated from operations during the first three months of fiscal 2005 compared with $30.9 million generated during the same period a year ago, or a net increase of $10.1 million. Cash flow from operations was positively impacted by $8.0 million in combined period-over-period increases in net income and depreciation and amortization. "Items not affecting cash and other" and "changes in operating working capital" combined reflect a net positive generation of cash flow period-over-period of $9.2 million. Changes in trade accounts receivable generated a period-over-period increase in cash flow of $3.7 million, net of foreign exchange differences, principally due to a 2.5 day reduction in day sales outstanding, year-over-year. Inventories required an additional $7.3 million of operating cash, net of foreign exchange differences, as a result of the increased sales volume and the associated inventory required to support those levels. Accounts payable had a positive period-over-period effect on cash flow of $22.4 million, net of foreign exchange differences, mostly as a result of timing of payments and receipts of materials. All other remaining balance sheet changes related to "items not affecting cash and other" and "changes in operating working" had a net negative impact of $9.6 million, primarily the result of payments received from insurance companies during the first quarter of fiscal 2004, which did not repeat during the current fiscal quarter. Management continues to focus on improving accounts receivable collection and managing inventory levels to lower levels as a result of strengthened information technology systems and continuous improvements in operating techniques, such as Class "A" manufacturing.

In other areas, long-term and short-term asbestos-related reserves, net of taxes, resulted in an increase in the period over period additional usage of cash of approximately $7.0 million. As disclosed in our "Critical Accounting Policies and Estimates" and our discussion on asbestos litigation (refer to Item
1. Legal Proceedings, Part II-Other Information), the significant increase in asbestos claims activity and the disproportionate impact of joint and several liability laws in several states on our Bondex subsidiary caused our third-party insurance to be depleted during the first quarter of fiscal 2004. Accordingly, we are now required to fund costs previously covered by third-party insurance through cash from operations. We anticipate that cash flows from operations and other sources will be sufficient to meet all asbestos-related obligations on a short-term and long-term basis.

Cash provided from operations remains our primary source of financing internal growth, with limited use of short-term debt.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2004

-------------------------------------------------------------------------------

INVESTING ACTIVITIES

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth through improved production and distribution efficiencies and capacity, and to enhance administration. Capital expenditures during the first three months of fiscal 2005 of $7.4 million compare with depreciation of $12.3 million, well within the maintenance level of spending. We are not a capital intensive business and capital expenditures generally do not exceed depreciation in a given year. Capital spending is expected to approximate our depreciation levels for the next several years as additional capacity is brought on-line to support our continued growth. With additional minor plant expansions, we believe there will be adequate production capacity to meet our needs for the next several years at normal growth rates.

During the first three months of fiscal 2005, we invested a total of $9.9 million for one product line acquisition and received proceeds of $4.5 million from the sale of assets.

FINANCING ACTIVITIES

In December 2003, we issued and sold $200 million of 6.25% Senior Notes due 2013 as a means of refinancing. The Notes were offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation
S. The entire net proceeds of $197 million from this offering were used to repay in full the $128 million of then-outstanding borrowings under our $500 million revolving credit facility and $69 million of the then-outstanding $72 million balance under our asset securitization program. On July 13, 2004, we completed an exchange offer pursuant to which holders exchanged the initial notes for notes registered under the Securities Act of 1933.

Our debt-to-capital ratio was 41.5 percent at August 31, 2004, down from 42.5 percent at May 31, 2004.

The following table summarizes our financial obligations and their expected maturities at August 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.


CONTRACTUAL OBLIGATIONS
(In thousands)
-------------------------------------------------------------------------------------------------------------
                                               Total
                                         Contractual                        Payments Due In
                                            Payment      ----------------------------------------------------
                                             Stream         2005         2006-07       2008-09     After 2009
-------------------------------------------------------------------------------------------------------------
Long-term debt obligations                $ 723,846      $ 233,562       $     57     $ 10,059     $ 480,168
Operating lease obligations                  71,379         20,002         26,297       10,769        14,311
Other long-term liabilities*                144,200         11,300         16,000       27,100        89,800
-------------------------------------------------------------------------------------------------------------
TOTAL                                     $ 939,425      $ 264,864       $ 42,354     $ 47,928     $ 584,279
-------------------------------------------------------------------------------------------------------------

* These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans in the U.S. and Canada, assuming no actuarial gains or losses, assumption change or plan changes occur in any period. Projections for our other non-U.S. plans are not currently determinable.

Subsequent to quarter end, on September 30, 2004, we issued and sold $200 million aggregate principal amount of 4.45% Senior Notes due 2009, which we concurrently swapped back to floating interest rate debt. The 4.45% Senior
Notes were offered only to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The total estimated net proceeds of $197.7 million (after payment of expenses and the initial purchasers' discount) from this offering

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2004

-------------------------------------------------------------------------------

will be used to refinance portions of our current outstanding floating rate indebtedness and we currently anticipate that the remainder will be held in cash and short-term investments to be available to satisfy some or all of our indebtedness under our $15.0 million 6.12% Senior Notes due 2004, which mature November 15, 2004, and our $150.0 million 7.0% Senior Notes due 2005, which mature on June 15, 2005.

We maintain excellent relations with our banks and other financial institutions to provide continual access to financing for future growth opportunities.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financings. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in or relationships with any special purpose entities that are not reflected in our financial statements.

OTHER MATTERS

ENVIRONMENTAL MATTERS

Environmental obligations continue to be appropriately addressed and, based upon the latest available information, it is not anticipated that the outcome of such matters will materially affect the Company's results of operations of financial condition. Our critical accounting policies and estimates set forth above describe our method of establishing and adjusting environmental-related accruals and should be read in conjunction with this disclosure. (For additional information, refer to Note H to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended May 31, 2004.)

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) general economic conditions; (b) the price and supply of raw materials, particularly titanium dioxide, certain resins, aerosols and solvents;
(c) continued growth in demand for the Company's products; (d) legal, environmental and litigation risks inherent in the Company's construction and chemicals businesses and risks related to the adequacy of the Company's insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon the Company's foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors;
(h) risks and uncertainties

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE MONTH PERIOD ENDED AUGUST 31, 2004

-------------------------------------------------------------------------------

associated with the Company's ongoing acquisition and divestiture activities;
(i) risks related to the adequacy of its contingent liability reserves, including for asbestos-related claims; and other risks detailed in the Company's other reports and statements filed with the Securities and Exchange Commission, including the risk factors set forth in the Company's prospectus and prospectus supplement included as part of the Company's Registration Statement on Form S-4 (File No. 333-114259), as the same may be amended from time to time. The Company does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 3.  QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and denominate our business transactions in a variety of foreign currencies. There were no material changes in our exposure to market risk since May 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

            The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2004 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) CHANGES IN INTERNAL CONTROL.

            There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS

EIFS LITIGATION

As previously reported, Dryvit is a defendant or co-defendant in numerous exterior insulated finish systems ("EIFS") related lawsuits. As of August 31, 2004, Dryvit was a defendant or co-defendant in approximately 264 single family residential EIFS cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit's EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

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

During the pendency of the foregoing issues, the court has allowed claims to be processed under the proposed Posey settlement. As of August 31, 2004, approximately 7,100 total claims have been filed. Of these 7,100 claims, approximately 3,300 claims have been rejected or closed for various reasons under the terms of the settlement. An additional 1,000 claims are under review for potential filing deficiencies. The approximately 2,800 remaining claims are at various stages of review and processing under the terms of the proposed settlement. As of August 31, 2004, approximately 250 claims have been paid a total of approximately $2.6 million.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------

Although Dryvit's claims experience under Posey is still evolving and it is possible that future claims and payments may vary from management's current expectations, Dryvit believes that its reserves and available third party excess insurance will be adequate to cover the anticipated costs of the Posey settlement.

Certain of Dryvit's insurers have paid or are currently paying a portion of Dryvit's defense costs in the individual commercial and residential EIFS lawsuits and are contributing to the settlement of claims. Under current cost-sharing agreements, the terms of which are subject to periodic renegotiations, Dryvit's insurers cover various portions of Dryvit's indemnity and defense costs. Dryvit has and is expected to continue to assume a greater share of the costs depending on the type of claim and applicable date of construction. Management believes Dryvit's current EIFS lawsuits will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

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

As of August 31, 2004, the Company's Subsidiaries had a total of 6,820 active asbestos cases compared to a total of 2,131 cases as of August 31, 2003. The vast majority of the increase in cases involved non-malignant claimants. The Company's Subsidiaries are vigorously defending these non-malignant cases. Based upon past experience, these non-malignant claims are typically dismissed without payment. For the quarter ended August 31, 2004, the Company's Subsidiaries secured dismissals and/or settlements of 181 claims and made total payments of $19.0 million, which included defense costs. For the comparable period ended August 31, 2003, dismissals and/or settlements covered 131 claims and total payments were $17.1 million, which included defense costs. In some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------

dismissal statistics on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis and will vary widely depending on a variety of factors including the mix of malignancy and non-malignancy claims and defense costs involved.

The rate at which plaintiffs filed asbestos-related suits against Bondex has increased since the fourth quarter of 2002, influenced by the bankruptcy filings of numerous other defendants in asbestos-related litigation. Based on the significant increase in asbestos claims activity which, in many cases disproportionately increased Bondex's exposure in joint and several liability law states, our third-party insurance was depleted within the first fiscal quarter of 2004, as previously reported. Our third-party insurers historically had been responsible, under various cost-sharing arrangements, for the payment of approximately 90% of the indemnity and defense costs associated with our asbestos litigation. Prior to this sudden precipitous increase in loss rates, the combination of book loss reserves and insurance coverage was expected to adequately cover asbestos liabilities for the foreseeable future. We have reserved our rights with respect to various of our third-party insurers' claims of exhaustion, and in late calendar 2002 commenced reviewing our known insurance policies to determine whether other insurance limits may be available to cover our asbestos liabilities. As a result of this examination and as previously disclosed, certain of our Subsidiaries filed a complaint for declaratory judgment, breach of contract and bad faith against various third party insurers challenging their assertion that their policies covering asbestos-related claims have been exhausted. Since the July 3, 2003 filing in Ohio, this action was combined with a related case and, pursuant to a December 9, 2003 case management order, the parties are to complete discovery by April 30, 2005. The court order provides other deadlines for various stages of the case, including dispositive motions, and the court has established a trial date of March 6, 2006. It is possible that these dates may be modified as the case progresses. We are unable at the present time to predict the timing or ultimate outcome of this litigation. Consequently, we are unable to predict whether, or to what extent, any additional insurance may be available to cover a portion of our Subsidiaries' asbestos liabilities. We have not included any potential benefits from this litigation either in our financial statements or in calculating the $140.0 million reserve, which was established in the fourth quarter of fiscal year 2003. Our wholly owned captive insurance companies have not provided any insurance or re-insurance coverage of any of the Company's Subsidiaries' asbestos-related claims.

During the last seven months of 2003, new state liability laws were enacted in three states (Ohio, Mississippi and Texas) where more than 80% of the claims against Bondex were pending. Effective dates for the last two of the law changes were April 8, 2003 and July 1, 2003. The changes generally provided for liability to be determined on a "proportional cause" basis, thereby limiting Bondex's responsibility to only its share of the alleged asbestos exposure. At the end of 2003, the ultimate impact of these initial state law changes were difficult to predict given the limited time following enactment. The full influence of these initial state law changes on legal settlement values was not expected to be significantly visible until the latter part of fiscal 2004. Claims in the three subject states at the quarter ended August 31, 2004, coupled with Florida, now comprise approximately 80% of aggregate claims. During the third and fourth quarters of 2004, two of the three previously-mentioned states that adopted "proportional cause" liability in 2003, passed additional legislation impacting asbestos liability lawsuits. Among the recent

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------

changes are enhanced medical criteria and product identification to be presented by plaintiffs in litigation. Where there has been some changes in the type of claims filed in certain of these states, the ultimate influence these law changes may have on future claims activity and settlement values remains uncertain.

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

At May 31, 2003, we could not estimate the liability that would result from all future claims. We established a reserve for those pending cases that had progressed to a stage where the cost to dispose of these cases could reasonably be estimated. The estimation of even pending cases was and is always difficult due to the dynamic nature of asbestos litigation. The estimated range of potential loss covering measurable known asbestos claims and a provision for future claims that were estimable at May 31, 2003 was $140.0 million to $145.0 million. Accordingly, we established a reserve equal to the lower end of this range of potential loss by taking an asbestos charge to 2003 operations of $140.0 million. We believed then and continue to believe that the asbestos reserve would be sufficient to cover asbestos-related cash flow requirements over the estimated three-year life of the reserve. The $140.0 million charge also includes $15.0 million in

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------

total projected defense costs over the estimated three year life of the reserve. Additionally, Bondex's share of costs (net of then-available third-party insurance) for asbestos-related product liability were $6.7 million and $2.8 million for the years ended May 31, 2003 and 2002, respectively.

We recognize that future facts, events and legislation, both state and/or federal, may alter our estimates of both pending and future claims. We cannot estimate possible liabilities in excess of those accrued because we cannot predict the number of additional claims that may be filed in the future, the grounds for such claims, the damages that may be demanded, the probable outcome, or the impact of the last eighteen months of state law changes and pending federal legislation on prospective asbestos claims. Subject to the foregoing variables, including the timing and impact of such variables, our asbestos reserves should be sufficient to cover asbestos-related cash flow requirements through fiscal 2006. It is, however, reasonably possible that our actual costs for claims could differ from current estimates, but, based upon information presently available, such future costs are not expected to have a material effect on our competitive or financial position or our ongoing operations. However, our existing reserve will not likely be adequate to cover the costs of future claims beyond the three year period contemplated by the reserve. Accordingly, it is probable that an additional charge will be required in some future period as those unforeseeable claims (as of the time the reserve was established) become measurable. Any such future charge, when taken, could, therefore, have a material impact on our results in such period.

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

ENVIRONMENTAL PROCEEDINGS

As previously reported, several of the Company's subsidiaries are, from time to time, identified as a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental statutes. In some cases, the Company's Subsidiaries are participating in the cost of certain clean-up efforts or other remedial actions. The Company's share of such costs, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on the Company's consolidated financial condition or results of operations. See "Business-Environmental Matters," in the Company's Annual Report on Form 10-K for the year ended May 31, 2004.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------

No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the period covered by this Quarterly Report on Form 10-Q other than the following:

On July 14, 2004, the Company issued 39,493 shares of Common Stock to certain of its officers and other employees pursuant to the RPM International Inc. 1997 Restricted Stock Plan (the "Restricted Stock Plan"). Such shares are restricted pursuant to the terms of the Restricted Stock Plan. Shares granted under the Restricted Stock Plan directly reduce and replace the cash amount of supplemental retirement restoration benefits and supplemental deal restoration benefits owed to participants under the Benefit Restoration Plan. The Benefit Restoration Plan was frozen on June 1, 1997. All prior accruals of supplemental retirement restoration benefits and death restoration benefits under the Benefit Restoration Plan have been replaced by prior grants of shares under the Restricted Stock Plan. All current grants of shares are in an amount equivalent to the accruals of supplemental retirement restoration benefits and death restoration benefits required under the Benefit Restoration Plan if it were not frozen. Consequently, no additional consideration was received by the Company for such issuance. The dollar value of the restricted share awards was based on the closing price of the Company's Common Stock on April 23, 2004, of $15.70 per share. Registration under the Securities Act of 1933 was not effected with respect to the transaction described above in reliance upon the exemption from the registration contained in Section 4(2) of the Securities Act of 1933.

(b) Not applicable.

(c) The following table shows the Company's purchases of its Common Stock during the first quarter of fiscal 2005.

                      ISSUER PURCHASES OF EQUITY SECURITIES

---------------------------------------------------------------------------------------------------------
                                                                                 Maximum Number (or
                           Total                     Total Number of Shares    Approximate Dollar Value)
                          Number        Average       Purchased as Part of     of Shares that May Yet Be
                         of Shares    Price Paid    Publicly Announced Plans   Purchased Under the Plans
        Period           Purchased    Per Share          or Programs                 or Programs
---------------------------------------------------------------------------------------------------------
June 1-30, 2004             --             --                 --                         --
---------------------------------------------------------------------------------------------------------
July 1-31, 2004            840(1)       $14.22                --                         --
---------------------------------------------------------------------------------------------------------
August 1-31, 2004           --             --                 --                         --
---------------------------------------------------------------------------------------------------------
Total                      840          $14.22                --                         --
---------------------------------------------------------------------------------------------------------

(1) The 840 shares purchased were not part of a publicly announced repurchase plan or program. These shares were tendered by a retiring director of the Company in connection with the mandatory sale of such shares to pay the tax withholding obligations of such director resulting from the lapsing of restrictions on restricted stock granted pursuant the RPM International Inc. 2003 Restricted Stock Plan for Directors.

ITEM 6 -- EXHIBITS

      (A)      EXHIBITS

    EXHIBIT NO                      EXHIBIT DESCRIPTION
    ----------                      -------------------

      11.1       Computation of Net Income per share of Common Stock (x)
      31.1 Rule 13a-14(a) Certification of the Company's Chief Executive Officer. (x)
      31.2 Rule 13a-14(a) Certification of the Company's Chief Financial Officer. (x)

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------

    EXHIBIT NO                      EXHIBIT DESCRIPTION
    ----------                      -------------------
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




DATED: OCTOBER 12, 2004