Form 10-Q
period 2004-11-30
RPM INTERNATIONAL INC/DE/
filed 2005-01-10
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO
      ___________________.

COMMISSION FILE NO. 1-14187

                             RPM INTERNATIONAL INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                                  02-0642224
------------------------------                ----------------------------------
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

P.O. BOX 777; 2628 PEARL ROAD; MEDINA, OHIO                                44258
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE                 (330) 273-5090
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

                                                                YES [X]  NO [ ].

                             AS OF DECEMBER 27, 2004
   117,189,915 SHARES OF RPM INTERNATIONAL INC. COMMON STOCK WERE OUTSTANDING.

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES*

                                      INDEX

                                                                 PAGE NO.
                                                                 --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):
              CONSOLIDATED BALANCE SHEETS                            3
              CONSOLIDATED STATEMENTS OF INCOME                      4
              CONSOLIDATED STATEMENTS OF CASH FLOWS                  5
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS              16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                          31

ITEM 4.  CONTROLS AND PROCEDURES                                    31

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                          32

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY                39
         HOLDERS

ITEM 5.  OTHER INFORMATION                                          40

ITEM 6.  EXHIBITS                                                   41

SIGNATURES                                                          43

* As used herein, the terms "RPM" and the "Company" refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

                        PART I. - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         NOVEMBER 30, 2004    MAY 31, 2004
                                                                         -----------------    ------------
                            ASSETS
CURRENT ASSETS
  CASH AND SHORT-TERM INVESTMENTS                                           $   211,760       $    38,561
  TRADE ACCOUNTS RECEIVABLE (LESS ALLOWANCES OF
    $19,886 AND $18,147, RESPECTIVELY)                                          438,023           484,847
  INVENTORIES                                                                   314,243           289,359
  DEFERRED INCOME TAXES                                                          53,890            51,164
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                                     139,432           130,686
                                                                            -----------       -----------
    TOTAL CURRENT ASSETS                                                      1,157,348           994,617
                                                                            -----------       -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                          794,174           767,072
  ALLOWANCE FOR DEPRECIATION AND AMORTIZATION                                  (408,516)         (386,017)
                                                                            -----------       -----------
    PROPERTY, PLANT AND EQUIPMENT, NET                                          385,658           381,055
                                                                            -----------       -----------

OTHER ASSETS
  GOODWILL                                                                      662,968           648,243
  OTHER INTANGIBLE ASSETS, NET OF AMORTIZATION                                  282,310           282,372
  OTHER                                                                          50,716            46,832
                                                                            -----------       -----------
    TOTAL OTHER ASSETS                                                          995,994           977,447
                                                                            -----------       -----------

TOTAL ASSETS                                                                $ 2,539,000       $ 2,353,119
                                                                            ===========       ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                          $   184,496       $   205,092
  CURRENT PORTION OF LONG-TERM DEBT                                               4,164               991
  ACCRUED COMPENSATION AND BENEFITS                                              68,572            88,670
  ACCRUED LOSS RESERVES                                                          50,948            56,699
  ASBESTOS-RELATED LIABILITIES                                                   50,000            47,500
  OTHER ACCRUED LIABILITIES                                                      76,887            72,222
  INCOME TAXES PAYABLE                                                           10,499             6,319
                                                                            -----------       -----------
    TOTAL CURRENT LIABILITIES                                                   445,566           477,493
                                                                            -----------       -----------

LONG-TERM LIABILITIES
  LONG-TERM DEBT, LESS CURRENT MATURITIES                                       837,926           718,929
  ASBESTOS-RELATED LIABILITIES                                                   53,225            43,107
  OTHER LONG-TERM LIABILITIES                                                    66,630            59,910
  DEFERRED INCOME TAXES                                                          77,452            78,388
                                                                            -----------       -----------
    TOTAL LONG-TERM LIABILITIES                                               1,035,233           900,334
                                                                            -----------       -----------

STOCKHOLDERS' EQUITY
  PREFERRED STOCK, PAR VALUE $0.01; AUTHORIZED 50,000 SHARES;
     NONE ISSUED
  COMMON STOCK, PAR VALUE $0.01 AUTHORIZED 300,000 SHARES; ISSUED AND
     OUTSTANDING 117,146 AS OF NOVEMBER 2004;
     ISSUED AND OUTSTANDING 116,122 AS OF MAY 2004                                1,172             1,161
  PAID-IN CAPITAL                                                               528,885           513,986
  TREASURY STOCK, AT COST
  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                                  34,251            (3,881)
  RETAINED EARNINGS                                                             493,893           464,026
                                                                            -----------       -----------
            TOTAL STOCKHOLDERS' EQUITY                                        1,058,201           975,292
                                                                            -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 2,539,000       $ 2,353,119
                                                                            ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       SIX MONTHS ENDED NOVEMBER 30,   THREE MONTHS ENDED NOVEMBER 30,
                                                       -----------------------------   ------------------------------
                                                            2004           2003           2004             2003
                                                       ------------    -------------   -----------      -----------
NET SALES                                                $1,284,982      $1,162,564       $623,469         $581,541
COST OF SALES                                               719,407         637,946        352,781          323,966
                                                         ----------      ----------       --------         --------

GROSS PROFIT                                                565,575         524,618        270,688          257,575

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                404,476         383,105        202,034          196,255

ASBESTOS CHARGE                                              47,000                         47,000

INTEREST EXPENSE, NET                                        16,885          12,994          8,915            6,711
                                                         ----------      ----------       --------         --------

INCOME BEFORE INCOME TAXES                                   97,214         128,519         12,739           54,609

PROVISION FOR INCOME TAXES                                   33,616          45,624          3,627           19,386
                                                         ----------      ----------       --------         --------

NET INCOME                                               $   63,598      $   82,895       $  9,112         $ 35,223
                                                         ==========      ==========       ========         ========

AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:

     BASIC                                                  116,413         115,613        116,659          115,670
                                                         ==========      ==========       ========         ========

     DILUTED                                                117,685         116,335        118,284          116,443
                                                         ==========      ==========       ========         ========

BASIC EARNINGS PER SHARE OF COMMON STOCK                 $     0.55      $     0.72       $   0.08         $   0.30
                                                         ==========      ==========       ========         ========

DILUTED EARNINGS PER SHARE OF COMMON STOCK               $     0.54      $     0.71       $   0.08         $   0.30
                                                         ==========      ==========       ========         ========

CASH DIVIDENDS PER SHARE OF COMMON STOCK                 $    0.290      $    0.270       $  0.150         $  0.140
                                                         ==========      ==========       ========         ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                               Six Months Ended November 30,
                                                               -----------------------------
                                                                   2004            2003
                                                               -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                     $  63,598       $ 82,895
  DEPRECIATION AND AMORTIZATION                                     32,736         30,925
  ITEMS NOT AFFECTING CASH AND OTHER                                23,422          8,339
  CHANGES IN OPERATING WORKING CAPITAL                             (28,083)       (30,860)
  CHANGES IN ASBESTOS-RELATED LIABILITIES, NET OF TAX                7,886        (16,466)
                                                                 ---------       --------

                                                                    99,559         74,833
                                                                 ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                             (21,791)       (15,457)
  ACQUISITION OF BUSINESSES, NET OF CASH ACQUIRED                   (9,900)       (20,000)
  PROCEEDS FROM THE SALE OF ASSETS                                   4,500
  OTHER                                                              1,836         (8,970)
                                                                 ---------       --------

                                                                   (25,355)       (44,427)
                                                                 ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  ADDITIONS TO (REDUCTIONS OF) LONG-TERM AND SHORT-TERM DEBT       125,569         (2,893)
  CASH DIVIDENDS                                                   (33,730)       (31,208)
  EXERCISE OF STOCK OPTIONS                                          7,156          1,468
                                                                 ---------       --------

                                                                    98,995        (32,633)
                                                                 ---------       --------

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS             173,199         (2,227)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD              38,561         50,725
                                                                 ---------       --------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                 $ 211,760       $ 48,498
                                                                 =========       ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and six month periods ended November 30, 2004 and 2003. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2004.

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

NOTE B - INVENTORIES

Inventories were composed of the following major classes:

                               NOVEMBER 30, 2004      MAY 31, 2004
                               -----------------      ------------
                                         (IN THOUSANDS)
Raw materials and supplies        $ 102,042            $  95,378
Finished goods                      212,201              193,981
                                  ---------             --------

                                  $ 314,243            $ 289,359
                                  =========            =========

NOTE C - COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities. Total comprehensive income, comprised of net income and other comprehensive income, amounted to $44.1 million and $59.0 million during the second quarter of fiscal years 2005 and 2004, respectively, and $101.7 million and $97.1 million during the six month periods ended November 30, 2004 and 2003, respectively.

NOTE D - STOCK BASED COMPENSATION

Effective June 1, 2004, we voluntarily adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004
                                   (UNAUDITED)

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

The adoption of SFAS No. 123 impacted net income and earnings per share, both basic and fully diluted, for the six months ended November 30, 2004 by approximately $1.2 million and $0.01 per share, respectively, and for the three months ended November 30, 2004 by approximately $0.6 million and $0.005 per share, respectively. The following table illustrates the effect on net income and earnings per share for the six and three month periods ended November 30, 2003, as if compensation cost for stock options granted had been determined in accordance with the fair value method prescribed by SFAS No. 123:

                                                            SIX MONTHS ENDED    THREE MONTHS ENDED
                                                              NOVEMBER 30,        NOVEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                          2003               2003
                                                            ----------------    ------------------
Net income, as reported                                      $      82,895       $     35,223
Add: Stock-based employee compensation expense
 from restricted stock plans included in reported net
 income, net of related tax effects                                    666                333
Deduct: Total stock-based employee compensation
 determined under fair value-based method for all
 awards, net of related tax effects                                 (2,018)            (1,220)
                                                             -------------       ------------
Pro Forma Net Income                                         $      81,543       $     34,336
                                                             =============       ============
 Earnings per Share:
 Basic, as Reported                                          $        0.72       $       0.30
                                                             =============       ============
 Diluted, as Reported                                        $        0.71       $       0.30
                                                             =============       ============
 Basic, Pro Forma                                            $        0.71       $       0.30
                                                             =============       ============
 Diluted, Pro Forma                                          $        0.70       $       0.29
                                                             =============       ============

NOTE E - PENSION AND POSTRETIREMENT HEALTH CARE BENEFITS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans' impact on income before income taxes for the six and three month periods ended November 30, 2004 and 2003:

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004
                                   (UNAUDITED)

PENSION BENEFITS                                  U.S. PLANS                           NON-U.S. PLANS
                                          -----------------------------         -----------------------------
(In thousands)                            SIX MONTHS ENDED NOVEMBER 30,         SIX MONTHS ENDED NOVEMBER 30,
                                          -----------------------------         -----------------------------
                                            2004                 2003             2004                 2003
                                          --------             --------         --------             --------
Service cost                               $ 5,615              $ 4,940          $ 1,077              $   848
Interest cost                                3,741                3,614            2,180                1,805
Expected return on plan assets              (4,880)              (3,692)          (2,059)              (1,594)
Amortization of:

 Prior service cost                            147                  147
 Net gain on adoption of SFAS No. 87            (1)                 (12)
Net actuarial (gains) losses recognized        750                1,271              665                  619
                                           -------              -------          -------              -------
NET PERIODIC BENEFIT COST                  $ 5,372              $ 6,268          $ 1,863              $ 1,678
                                           =======              =======          =======              =======

POSTRETIREMENT BENEFITS                             U.S. PLANS                        NON-U.S. PLANS
                                          -----------------------------         -----------------------------
(In thousands)                            SIX MONTHS ENDED NOVEMBER 30,         SIX MONTHS ENDED NOVEMBER 30,
                                          -----------------------------         -----------------------------
                                            2004                 2003             2004                 2003
                                          --------             --------         --------             --------
Service cost                                  $  6                 $  5             $122                 $ 92
Interest cost                                  330                  318              219                  179
Net actuarial (gains) losses recognized         13                                    13
                                              ----                 ----             ----                 ----
NET PERIODIC BENEFIT COST                     $349                 $323             $354                 $271
                                              ====                 ====             ====                 ====

PENSION BENEFITS                                    U.S. PLANS                          NON-U.S. PLANS
                                          -------------------------------       -------------------------------
(In thousands)                            THREE MONTHS ENDED NOVEMBER 30,       THREE MONTHS ENDED NOVEMBER 30,
                                          -------------------------------       -------------------------------
                                            2004                 2003             2004                 2003
                                          --------             --------         --------             --------
Service cost                               $ 2,808              $ 2,469          $   539                $ 424
Interest cost                                1,870                1,807            1,088                  903
Expected return on plan assets              (2,440)              (1,846)          (1,029)                (797)
Amortization of:

 Prior service cost                             74                   74
 Net gain on adoption of SFAS No. 87            (1)                  (6)
Net actuarial (gains) losses recognized        375                  636              333                  309
                                           -------              -------          -------                -----
NET PERIODIC BENEFIT COST                  $ 2,686              $ 3,134          $   931                $ 839
                                           =======              =======          =======                =====

POSTRETIREMENT BENEFITS                            U.S. PLANS                             NON-U.S. PLANS
                                          -------------------------------       -------------------------------
(In thousands)                            THREE MONTHS ENDED NOVEMBER 30,       THREE MONTHS ENDED NOVEMBER 30,
                                          -------------------------------       -------------------------------
                                            2004                 2003             2004                 2003
                                          --------             --------         --------             --------
Service cost                                  $  3                 $  3             $ 61                 $ 46
Interest cost                                  165                  158              109                   89
Net actuarial (gains) losses recognized          7                                     7
                                              ----                 ----             ----                 ----
NET PERIODIC BENEFIT COST                     $175                 $161             $177                 $135
                                              ====                 ====             ====                 ====

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004
                                   (UNAUDITED)

The Medicare Prescription Drug, Improvement and Modernization Act (the "Act") was enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare Part D, in addition to a federal subsidy to sponsors of postretirement benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.

FASB Staff Position No. Financial Accounting Standard 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," issued in the second quarter of calendar 2004, provides guidance on the accounting for the effects of the Act, including accounting for and disclosure of any federal subsidy provided by the Act. We have determined that the enactment of the Act does not result in a significant event under SFAS No. 106. As a result, any impact of the Act is not reflected in the accumulated postretirement benefit obligation as of November 30, 2004 and the net periodic postretirement benefit costs for the three and six month periods ended November 30, 2004. Pursuant to paragraph 24 of FSP 106-2, we have deferred recognition of the Act until fiscal year end 2005.

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

The rate at which plaintiffs filed asbestos-related suits against the Company's Subsidiaries, particularly Bondex, has increased since the fourth quarter of 2002, influenced by the bankruptcy filings of numerous other defendants in asbestos-related litigation. Based on the significant increase in asbestos claims activity, which in many cases disproportionately increased Bondex's exposure in joint and several liability law states, our third-party insurance was depleted within the first fiscal quarter of 2004, as previously reported. Our third-party insurers historically had been responsible, under various cost-sharing arrangements, for the payment of approximately 90% of the indemnity and defense costs associated with our asbestos litigation. Prior to this sudden precipitous increase in loss rates, the combination of book loss reserves and insurance coverage was expected to adequately cover asbestos claims for the foreseeable future. We have reserved our rights with respect to various of our third-party insurers' claims of exhaustion, and in late calendar 2002 commenced reviewing our known insurance policies to determine whether other insurance limits may be available to cover our asbestos liabilities.

As a result of this examination and as previously disclosed, certain of our Subsidiaries filed a complaint for declaratory judgment, breach of contract and bad faith against various third-party

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004
                                   (UNAUDITED)

insurers, challenging their assertion that their policies covering asbestos-related claims have been exhausted. Since the July 3, 2003 filing in Ohio, this action was combined with a related case and, pursuant to a new December 4, 2004 case management order, the parties are to complete non-expert discovery by August 29, 2005 and expert discovery by January 30, 2006. A trial date of March 6, 2006 is still set; however, it is possible that this and other dates may be modified as the coverage case progresses.

We are unable at the present time to predict the timing or ultimate outcome of this insurance coverage litigation. Consequently, we are unable to predict whether, or to what extent, any additional insurance may be available to cover a portion of our Subsidiaries' asbestos liabilities. We have not included any potential benefits from this litigation either in our financial statements or in calculating our asbestos reserve. Our wholly-owned captive insurance companies have not provided any insurance or re-insurance coverage for any of our Subsidiaries' asbestos-related claims.

During the last seven months of 2003, new state liability laws were enacted in three states (Mississippi, Ohio and Texas) where at that time more than 80% of the claims against Bondex were pending. Effective dates for the last two of the law changes were April 8, 2003 and July 1, 2003. The changes generally provided for liability to be determined on a "proportional cause" basis, thereby limiting Bondex's responsibility to only its share of the alleged asbestos exposure. During the third and fourth quarters of 2004, two of the three previously mentioned states that adopted "proportional cause" liability in 2003 passed additional legislation impacting medical criteria and product identification in asbestos-related litigation. While there have been some changes in the type of claims filed in certain of these states, the ultimate influence these law changes may have on future claims activity and settlement values is not known at this time. Claims in the three subject states at the quarter ended November 30, 2004, coupled with the non-malignancy filings in Florida, currently comprise approximately 80% of the aggregate claims filed against Bondex.

At the end of 2002 and through the third quarter of 2003, Bondex had concluded it was not possible to estimate the cost of disposing all of the asbestos-related claims that might be filed against Bondex in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of any future asbestos-related claims. As previously disclosed, during the fourth quarter of 2003, Bondex retained a consulting firm to assist in analyzing its loss history data, to evaluate whether it would be possible to estimate the cost of disposing pending claims in light of both past and recent loss history, and to assist in determining whether future asbestos-related claims reasonably expected to be filed against Bondex were measurable, given recent changes in various state laws and the prospect of potential federal asbestos-related legislation.

Bondex provided the consultants with all relevant data regarding asbestos-related claims filed against Bondex through May 31, 2003. Management, with the consultants' input, concluded that

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004
                                   (UNAUDITED)

it was not possible to currently estimate the full range of the cost of resolving all future asbestos-related claims against Bondex. Estimating the future cost of asbestos related contingent liabilities was and continues to be subject to many uncertainties. These uncertainties, which hindered the consultants' and Bondex's ability to project future claim volumes and resolution costs included the following:

      - The bankruptcies of other companies facing large asbestos liability were a likely contributing cause of a sharp increase in filings against many defendants, including Bondex.

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

Based on the foregoing considerations, at May 31, 2003, we concluded that we could not fully estimate the liability that would result from all future asbestos claims. We established a reserve for those pending cases that had progressed to a stage where the cost to dispose of these cases could, at the time, reasonably be estimated. The estimation of even pending cases was and is always difficult due to the dynamic nature of asbestos litigation. The estimated range of potential loss covering measurable known asbestos claims and a provision for future claims that were estimable at May 31, 2003 was $140.0 million to $145.0 million. Accordingly, we established a reserve equal to the lower end of this range of potential loss by taking an asbestos charge to fiscal 2003 operations of $140.0 million. At the time of the reserve, we believed that this asbestos reserve would be sufficient to cover asbestos-related cash flow requirements over the estimated three-year life of the reserve. The $140.0 million charge also included $15.0 million in total projected defense costs over the estimated three-year life of the reserve. By comparison, Bondex's share of costs (net of then-available third-party insurance) for asbestos-related product liability was $6.7 million and $2.8 million for the years ended May 31, 2003 and 2002, respectively.

Since May 31, 2003, we have reviewed and evaluated on a quarterly basis the adequacy of our three-year asbestos reserve. The range of loss calculation for the $140 million reserve was based on an extensive analysis of the most critical factors that influence our asbestos-related costs including: (i) the gross number of open malignancy claims (principally mesothelioma claims) as these claims have the most significant impact on our asbestos settlement costs; (ii) historical and current settlement costs and dismissal rates by various categories; (iii) analysis of the jurisdiction and governing law of the states in which these claims are pending; (iv) and outside defense counsel's opinions and recommendations with respect to the merits of such claims. Although the number of open malignancy claims has remained relatively constant over the first half of the three-year period of the reserve, lower average settlement values and higher dismissal rates have,

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004
                                   (UNAUDITED)

through the quarter ending August 31, 2004, mitigated against the need for any reserve adjustments. Since May 31, 2003 continuing through the quarter ended November 30, 2004, our average settlement costs for malignancy claims have declined and dismissal rates have increased. Several defense verdicts during the second half of fiscal 2004 further contributed to lower settlement values and higher dismissal rates. Our defense costs have also increased significantly as a result of our more aggressive defense strategy, which includes taking selective cases to verdict.

During the second quarter ending November 30, 2004, based on a review of our pending known claims coupled with a review of our defense costs, we have concluded that the $56 million balance of the $140 million reserve will not likely be sufficient to cover our asbestos-related cash flow requirements for the remainder of the full three-year period originally contemplated by the reserve. Therefore, we have concluded that an increase in our existing reserve is appropriate. An asbestos reserve adjustment of $47 million has been taken for the quarter ended November 30, 2004, which we believe will be sufficient to cover any incremental cash flow requirements through fiscal 2006 not covered by the $140 million reserve, as well as the additional cash flow requirements for the balance of our now pending known claims and anticipated higher defense costs. Our $47 million reserve increase assumes that approximately $32 million will be allocated to anticipated higher future defense costs, which we expect to continue. As we review our asbestos reserve each quarter, we will make appropriate adjustments to the reserve based on our most recent experience to ensure that it is sufficient to cover the anticipated settlement and defense costs associated with our then pending, known claims. Until the uncertainty of estimating the value of any potential future unknown asbestos claims is substantially reduced, we do not expect to establish any reserve for any such unknown future claims.

We recognize that future facts, events and legislation, both state and/or federal, may alter our estimates of both pending and future claims. We cannot estimate possible liabilities in excess of those accrued because we cannot predict the number of additional claims that may be filed in the future, the grounds for such claims, the potential settlement values associated with any such future claims, the ultimate resolution of such claims, the full impact of the state law changes enumerated above or the effect of pending federal trust fund legislation on future asbestos claims. Subject to the foregoing variables, including the timing and impact of such variables and the increase in the asbestos reserve, we believe that our asbestos reserves are sufficient to cover asbestos-related cash flow requirements for the current inventory of our known claims. It is, however, reasonably possible that our actual costs for claims could differ from current estimates but, based upon information presently available, such costs are not expected to have a material effect on our competitive or financial position or our ongoing operations. As previously disclosed, however, our existing reserve will not presently cover the costs of future unknown claims and therefore, additional reserves will be required in future periods for any such future claims. Any such future reserve increases, when taken, could have a material impact on our results in such period.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004
                                   (UNAUDITED)

The Company will continue to evaluate its asbestos-related loss exposure each quarter and review the adequacy of its reserve. In an effort to further assist the Company in its ongoing evaluation of its asbestos costs, the Company is using an outside consulting firm to assist in this process. In conjunction with our outside advisors, we continue to study our asbestos-related exposure and regularly evaluate the adequacy of our reserves and the related cash flow implications in light of actual claims experience, the impact of state law changes and the evolving nature of federal legislative efforts to address asbestos litigation. We will continue to explore all feasible alternatives available to resolve our asbestos-related exposure in a manner consistent with the best interests of our Stockholders.

The following table illustrates the movement of current and long-term asbestos-related liabilities through November 30, 2004:

ASBESTOS LIABILITY MOVEMENT
(CURRENT AND LONG-TERM)

                                                          Additions
                                                          Charged to
                                          Balance at    Selling, General    Deductions     Balance at
                                          Beginning            and          (Primarily      End of
(In thousands)                            of Period      Administrative    Claims Paid)     Period
----------------------------------        ----------    ----------------   ------------    ----------
Six Months Ended November 30, 2004        $  90,607       $   47,000        $   34,382     $  103,225
Year Ended May 31, 2004                     144,583                             53,976(a)      90,607
Year Ended May 31, 2003                       3,377          146,650             5,444(b)     144,583

(a) Represents the Company's portion of total claims paid during the fiscal year ended May 31, 2004 of $63.4 million, net of insurer contributions totaling $9.4 million. Insurance coverage was depleted in the first quarter of this fiscal year (2004).

(b) Represents the Company's portion of total claims paid during the fiscal year ended May 31, 2003 of $54.4 million, net of insurer contributions totaling $49.0 million.

NOTE G - ACCOUNTING RECLASSIFICATION

During the first quarter of fiscal 2005, we changed our accounting classification for cooperative advertising by reflecting the amounts paid as a reduction of sales, as opposed to a component of selling, general and administrative ("SG&A") expenses and have reclassified the previous year's information. The reclassification impacts classifications in our consumer business segment and to a lesser degree the consolidated totals. We believe that it is preferable to classify the amounts paid as a reduction of our sales in light of recent developments in industry trends relating to accounting classifications applied to such arrangements by both vendors and retailers - as a reduction of sales and a reduction of cost of sales, respectively. The new classification represents only a movement of expense and therefore has no impact on our earnings or earnings per share.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004
                                   (UNAUDITED)

With respect to the impact of the accounting reclassification on consolidated full fiscal 2004 results, annual net sales will be decreased by approximately 1.5% (3.2% for the consumer segment), gross profit margin will be decreased by approximately 0.8% (1.8% for the consumer segment), and SG&A expense as a percent of net sales will be decreased by approximately 1.0% (2.2% for the consumer segment). As set forth previously, our earnings and earnings per share are not affected by this account reclassification. With respect to the impact of the accounting change on consolidated second quarter results for fiscal 2004, net sales decreased by approximately 1.4% (3.2% for the consumer segment), gross profit margin decreased by approximately 0.8% (1.8% for the consumer segment); and SG&A expense as a percent of net sales decreased by 0.9% (2.2% for the consumer segment). Similarly, with respect to the impact of the accounting change on consolidated six month results for fiscal 2004, net sales decreased by approximately 1.5% (3.3% for the consumer segment), gross profit margin decreased by approximately 0.8% (1.8% for the consumer segment); and SG&A expense as a percent of net sales decreased by 1.0% (2.3% for the consumer segment). There was no impact of the change on the quarterly and annual results for the industrial segment for fiscal 2004. The year-over-year rates of change in gross profit and SG&A expenses under the old and new classifications are essentially unchanged. Here again, there is no change in earnings or earnings per share.

NOTE H - DEBT

On September 30, 2004, we issued and sold $200 million of 4.45% Senior Unsecured Notes due 2009, which we concurrently swapped back to floating interest rate debt. The total net proceeds of the offering of the Senior Notes will be used to refinance existing indebtedness. More specifically, we plan to use a portion of the net proceeds to refinance portions of our current outstanding floating rate indebtedness. We applied a portion of the proceeds to pay off our $15.0 million 6.12% Senior Notes due 2004, which matured on November 15, 2004, $68.0 million of commercial paper, and anticipate holding the remainder as cash or short-term investments until such time that it can be used toward satisfying our indebtedness under our $150.0 million 7.0% Senior Notes due 2005, which mature on June 15, 2005.

During November 2004, we refinanced our $500 million revolving credit facility with a $330 million 5-year credit facility (the "Facility"). This new facility will be used for general corporate purposes, including acquisitions and to provide back-up liquidity for the issuance of commercial paper. The facility provides for borrowings in U.S. dollars and several foreign currencies and provides sublimits for the issuance of letters of credit in an aggregate amount of up to $25 million and a swing-line of up to $20 million for short-term borrowings of less than 15 days. In addition, the size of the facility may be expanded upon our request by up to an additional $100 million, thus potentially expanding the facility to $430 million, subject to lender approval.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004
                                   (UNAUDITED)

NOTE I - SEGMENT INFORMATION

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

In addition to the two operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either operating segment. Related assets consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters' property and equipment. These corporate and other expenses reconcile operating segment data to total consolidated net sales, income before income taxes and identifiable assets. Comparative six month and second quarter results on this basis are illustrated in the following table.

                              SIX MONTHS ENDED NOVEMBER 30,    QUARTER ENDED NOVEMBER 30,
                              -----------------------------    --------------------------
(In thousands)                   2004              2003            2004           2003
                              -----------       -----------    -----------      ---------
NET SALES
  Industrial                  $   730,396       $   646,498      $ 364,888      $ 330,304
  Consumer                        554,586           516,066        258,581        251,237
                              -----------       -----------      ---------      ---------
    CONSOLIDATED              $ 1,284,982       $ 1,162,564      $ 623,469      $ 581,541
                              ===========       ===========      =========      =========
INCOME BEFORE INCOME TAXES
  Industrial Segment          $   102,075       $    85,961      $  45,939      $  38,941
  Consumer Segment                 77,666            74,205         31,311         32,059
  Corporate/Other                 (82,527)          (31,647)       (64,511)       (16,391)
                              -----------       -----------      ---------      ---------
    CONSOLIDATED              $    97,214       $   128,519      $  12,739      $  54,609
                              ===========       ===========      =========      =========

                              November 30, 2004     May 31, 2004
                              -----------------     ------------
IDENTIFIABLE ASSETS
  Industrial                    $   1,203,502       $  1,111,978
  Consumer                          1,089,319          1,087,239
  Corporate/Other                     246,179            153,902
                                -------------       ------------
    CONSOLIDATED                $   2,539,000       $  2,353,119
                                =============       ============

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2004

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

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2004

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

      -     significant changes in the manner of our use of the acquired assets;

      -     significant changes in the strategy for our overall business; and

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

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2004

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

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2004

manufacturing or distribution capabilities. We evaluate the profit performance of our segments based on income before income taxes, but also look to earnings before interest and taxes ("EBIT") as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations.

In addition to the two operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either operating segment. Related assets consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters' property and equipment. These corporate and other expenses reconcile operating segment data to total consolidated net sales, income before income taxes and identifiable assets. Comparative six month and second quarter results on this basis are illustrated in the following table.

                                        SIX MONTHS ENDED NOVEMBER 30,     QUARTER ENDED NOVEMBER 30,
                                        -----------------------------     --------------------------
(In thousands)                             2004             2003             2004           2003
                                        -----------      -----------      ---------      ----------
NET SALES
 Industrial                             $   730,396      $   646,498      $ 364,888      $ 330,304
 Consumer                                   554,586          516,066        258,581        251,237
                                        -----------      -----------      ---------      ---------
   CONSOLIDATED                         $ 1,284,982      $ 1,162,564      $ 623,469      $ 581,541
                                        ===========      ===========      =========      =========
INCOME BEFORE INCOME TAXES (a)
 Industrial Segment
   Income Before Income Taxes (a)       $   102,075      $    85,961      $  45,939      $  38,941
   Interest (Expense), Net                       24                4             13             29
                                        -----------      -----------      ---------      ---------
   EBIT (b)                             $   102,051      $    85,957      $  45,926      $  38,912
                                        ===========      ===========      =========      =========
 Consumer Segment
   Income Before Income Taxes (a)       $    77,666      $    74,205      $  31,311      $  32,059
   Interest (Expense), Net                      108               40             59             29
                                        -----------      -----------      ---------      ---------
   EBIT (b)                             $    77,558      $    74,165      $  31,252      $  32,030
                                        ===========      ===========      =========      =========
 Corporate/Other
   (Loss) Before Income Taxes (a)       $   (82,527)     $   (31,647)     $ (64,511)     $ (16,391)
   Interest (Expense), Net                  (17,017)         (13,038)        (8,987)        (6,769)
                                        -----------      -----------      ---------      ---------
   EBIT (b)                             $   (65,510)     $   (18,609)     $ (55,524)     $  (9,622)
                                        ===========      ===========      =========      =========
   CONSOLIDATED
     Income Before Income Taxes (a)     $    97,214      $   128,519      $  12,739      $  54,609
     Interest (Expense), Net                (16,885)         (12,994)        (8,915)        (6,711)
                                        -----------      -----------      ---------      ---------
     EBIT (b)                           $   114,099      $   141,513      $  21,654      $  61,320
                                        ===========      ===========      =========      =========

(a) The presentation includes a reconciliation of Income Before Income Taxes, a measure defined by Generally Accepted Accounting Principles ("GAAP") in the U.S., to EBIT.

(b) EBIT is defined as earnings before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. EBIT should not be considered an alternative to, or more meaningful than, operating income or cash flow from operations as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, and the impact of changes in working capital and other balance sheet items essential in determining operating cash flows. Nonetheless, we believe disclosing EBIT is useful to our fixed income investors and the banking community as we believe that it is helpful in analyzing our segments' core operating performance and our ability to service debt and otherwise meet cash needs. We also evaluate EBIT because we believe movements in EBIT impact our ability to attract financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2004

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2004

NET SALES

Net sales on a consolidated basis for the second quarter of fiscal 2005 of $623.5 million improved 7.2 percent, or $41.9 million, over last year's second quarter net sales of $581.5 million. Reflected in net sales for both periods is the reclassification of cooperative advertising expense, as discussed in Note G to the Financial Statements. Contributing to this improvement over last year was the continued growth in organic sales of approximately 4.1 percent, or $24.0 million, plus 4 small acquisitions, net of one small divestiture, supplying another 1.5 percent growth in sales, or $8.6 million. Net favorable foreign exchange rates, relating primarily to the euro and the Canadian dollar, provided the remaining 1.6 percent, or $9.3 million, of the growth in sales over last year's second quarter.

Industrial segment net sales for the second quarter grew 10.5 percent to $364.9 million from last year's $330.3 million, comprising 58.5 percent of the current quarter's consolidated net sales. This segment's net sales growth comes primarily from organic sales growth of 6.0 percent, another 2.1 percent from net favorable foreign exchange differences, and 3 small acquisitions during the past 12 months, net of one small divestiture, which added the remaining 2.4 percent of growth to industrial sales. There were notable organic sales improvements in roofing products, among a number of the specialty businesses, in construction sealants, admixtures and related products, with some of this growth related to increased U.S. commercial construction activity, and in polymer flooring.

Consumer segment net sales for the second quarter grew 2.9 percent to $258.6 million from last year's $251.2 million, comprising 41.5 percent of the current quarter's consolidated net sales. Growth in organic sales added 1.8 percent to the consumer segment sales total, plus 0.9 percent from favorable foreign exchange differences. One small bolt-on product line acquisition during the past 12 months provided the remaining 0.2 percent of sales growth in this segment over last year. This segment's organic sales slowed during this second quarter from the effects of the hurricanes, which struck the southeastern U.S. during September, changes in certain order patterns year over year, and generally slower consumer take-away at the retail level, viewed as a temporary condition as opposed to a trend.

GROSS PROFIT MARGIN

Consolidated gross profit margin of 43.4 percent of net sales this second quarter declined from 44.3 percent a year ago. Continued higher costs of petroleum-based raw materials, which amounted to approximately 2.4 percent of net sales, or 240 basis points ("bps"), more than offset the margin benefits generated primarily from the leverage of higher product sales volume and additional price increases being implemented by our businesses.

Industrial segment gross profit margin for the second quarter declined to 44.7 percent of net sales from 45.4 percent last year. Gross profit margin in this segment declined principally as the result of the continued higher raw material costs, which impacted margins by 180 bps. Price increases favorably offset these higher costs by approximately 110 bps.

Consumer segment gross profit margin for this second quarter declined to 41.6 percent of net sales from 42.9 percent last year. Despite the price increases that contributed approximately 200 bps to margins

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2004

this quarter, there was approximately 320 bps of negative margin impact from higher raw material and packaging costs. This differential represented the primary factor contributing to the overall 130 bps decline in this segment's gross margin from last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

Consolidated SG&A expense levels improved 130 bps to 32.4 percent of net sales compared with 33.7 percent a year ago. The reclassification of cooperative advertising expense is reflected in both periods presented (see Note G for additional information). The leverage of solid sales growth over last year was the primary contributing factor to the improvement (180 bps). The higher cost of fuel, which contributed to higher fuel-related distribution costs over last year (30 bps), along with this year's adoption of SFAS No. 123 (refer to Note D), combined with our new Omnibus equity incentive plan (20 bps), partially offset this leverage.

Industrial segment SG&A improved by 150 bps, to 32.1 percent of net sales this second quarter from 33.6 percent a year ago. In addition to the leverage of solid sales growth, there were continued, effective cost-containment and savings programs (200 bps, total). These improvements were partially offset by higher distribution costs (30 bps) and compensation-related changes (20 bps).

Consumer segment SG&A improved by 60 bps, to 29.5 percent of net sales this second quarter compared with 30.1 percent a year ago. Here again, solid growth in organic sales over last year provided leverage benefits along with continued cost containment and other savings programs (90 bps, total). The major item offsetting these benefits was increased fuel-related distribution costs (30 bps).

Corporate/Other costs decreased during this year's second quarter to $8.5 million from $9.6 million during last year's second quarter. Improvements in product liability loss experience created a benefit of approximately $1.4 million this quarter, in addition to lower other insurance costs this quarter, approximating $1.1 million. However, higher costs related to this year's adoption of SFAS No. 123, approximating $0.8 million, combined with additional costs related to last year's establishment of our European development office, approximating $0.5 million, plus additional corporate governance costs, partly offset those gains.

License fee and joint venture income of $0.2 million and $0.3 million for the quarters ended November 30, 2004 and 2003, respectively, are reflected as reductions of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit cost of $4.0 million and $4.3 million for the quarters ended November 30, 2004 and 2003, respectively. This decreased pension expense of $0.3 million was largely attributable to a net improvement in the expected return on plan assets, approximating $0.8 million, combined with decreased net actuarial losses recognized, which positively impacted quarter-over-quarter expense by approximately $0.2 million. Offsetting those benefits were increased pension service and interest cost totaling approximately $0.7 million. We expect that pension expense will fluctuate on a year-to-year basis depending upon the performance of plan assets, but such changes are not expected to be material as a percent of income before income taxes.

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2004

ASBESTOS CHARGE

As described in Note F to the consolidated financial statements, certain of our wholly owned subsidiaries, principally Bondex, along with many other U.S. companies, are and have been involved in asbestos-related suits filed primarily in state courts during the past two decades. During the fiscal year ended May 31, 2003, we recorded an asbestos charge of $140.0 million for measurable known claims, and a provision for future claims that were estimable as of May 31, 2003. We believed then that the asbestos reserve would be sufficient to cover asbestos-related cash flow requirements over the estimated three-year life of the reserve. The $140.0 million charge also included $15.0 million in total projected defense costs over the estimated three-year life of the reserve.

During the second quarter ending November 30, 2004, based on a review of our pending known claims coupled with a review of our defense costs, we have concluded that the $56.0 million balance of the $140.0 million reserve will not likely be sufficient to cover our asbestos-related cash flow requirements for the remainder of the full three-year period originally contemplated by the reserve. Therefore, we have concluded that an increase in our existing reserve is appropriate. An asbestos reserve adjustment of $47.0 million has been taken for the quarter ended November 30, 2004, which we believe will be sufficient to cover any incremental cash flow requirements through fiscal 2006 not covered by the $140.0 million reserve, as well as the additional cash flow requirements for the balance of our pending known claims and anticipated higher defense costs. Approximately $32.0 million of the $47.0 million reserve adjustment will be allocated to anticipated higher future defense costs. This reserve adjustment will put our total reserves at approximately $103.0 million. As we review our asbestos reserve each quarter, we will make appropriate adjustments to the reserve based on our most recent experience to ensure that it is sufficient to cover the anticipated settlement and defense costs associated with our then pending, known claims. While we have seen positive trends in our average settlement costs, dismissal rates and state law changes going in the right direction and some form of federal legislation once again being discussed, the outlook is still not sufficiently clear to assess the future unknown claims that may be filed against the Company's subsidiaries. Until the uncertainty of estimating the value of any potential future unknown asbestos claims is substantially reduced, we do not expect to establish any reserve for any such unknown future claims.

INCOME BEFORE INCOME TAXES ("IBT")

Consolidated IBT for this year's second quarter declined by $41.9 million, or
76.7 percent, to $12.7 million from $54.6 million during last year's second quarter, with margin deterioration to 2.0 percent of net sales from 9.4 percent a year ago, reflecting the $47.0 million pre-tax asbestos charge taken during this year's second quarter. The positive impact from the higher sales volume more than offset the approximate 240 bps impact of the higher cost of raw materials and supplies, and higher fuel-related distribution costs, which, excluding the asbestos charge, would have resulted in a slight margin improvement to an adjusted 9.4 percent from 9.2 percent last year.

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2004

Industrial segment IBT grew by $7.0 million, or 18.0 percent, to $45.9 million from last year's $38.9 million, mainly from the higher organic sales volume. Consumer segment IBT declined by $0.7 million, or 2.3 percent, to $31.3 million from last year's $32.1 million, mainly from the organic sales growth leverage in this segment less the impact from higher material costs. Combined operating IBT growth totaled $6.3 million, or 8.8 percent, over last year.

NET INTEREST EXPENSE

Net interest expense was $2.2 million higher this second quarter than a year ago. Interest rates averaged 4.8 percent during this second quarter, approximately 130 bps higher than a year ago, accounting for $2.8 million in increased interest expense. This increase is primarily due to our debt refinancings (Refer to "Liquidity and Capital Resources" Section) during the past 18 months, including the $200 million 6.25% Senior Notes issued in December 2003 and the $200 million 4.45% Senior Unsecured Notes issued in September 2004. Higher average net borrowings this year, associated with recent acquisitions, of approximately $29.3 million added $0.2 million of interest cost, while investment income performance improved year-over-year, providing $1.3 million of additional income. Additional debt outstanding during the past year cost an additional $0.5 million during the quarter.

INCOME TAX RATE

For the quarters ended November 30, 2004 and 2003, the effective income tax rate was 28.5 percent and 35.5 percent, respectively, reflecting the impact of the $29.4 million after-tax asbestos charge taken during this year's second quarter. Excluding the charge, the effective rate for this year's second quarter would have been an adjusted 35.6 percent. Our geographic mix of earnings has remained relatively consistent for both periods.

NET INCOME

Net income of $9.1 million for the three months ended November 30, 2004 compares to $35.2 million for the same period last year, reflecting the impact of the $29.4 million after-tax asbestos charge taken this year. Excluding the impact of the asbestos charge, this year's second quarter net income would have been an adjusted $38.5 million, representing an increase of $3.3 million, or 9.3 percent, from last year's $35.2 million. Margin on sales would have been an adjusted 6.2 percent this year compared with 6.1 percent of sales for the three month period ended November 30, 2003, despite the approximate 240 bps pre-tax impact from higher material costs. Excluding the charge, earnings per common share would have increased by 10.0 percent, to an adjusted $0.33 from $0.30 a year ago.

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2004

SIX MONTHS ENDED NOVEMBER 30, 2004

NET SALES

Net sales on a consolidated basis for the first six months of fiscal 2005 of $1.285 billion improved 10.5 percent, or $122.4 million, over last year's first six months net sales of $1.163 billion. Reflected in net sales for both periods is the reclassification of cooperative advertising expense, as discussed in Note G to the Financial Statements. Contributing to this improvement over last year was the continued growth in organic sales of approximately 7.7 percent, or $89.6 million, plus 5 small acquisitions, net of one small divestiture, supplying another 1.5 percent growth in sales, or $16.8 million. Net favorable foreign exchange rates, relating primarily to the euro and the Canadian dollar, provided the remaining 1.3 percent, or $16.0 million, of the growth in sales over last year's first six months.

Industrial segment net sales for the first six months grew 13.0 percent to $730.4 million from last year's $646.5 million, comprising 56.8 percent of the current six months' consolidated net sales. This segment's net sales growth comes primarily from organic sales growth of 8.9 percent, another 1.9 percent from net favorable foreign exchange differences, and 4 small acquisitions during the past 12 months, net of one small divestiture, which added the remaining 2.2 percent of growth to industrial sales. There were notable organic sales improvements in construction sealants, admixtures and chemicals, with some of this growth related to increased U.S. commercial construction activity, roofing products and services, polymer flooring and a number of the specialty businesses.

Consumer segment net sales for the first six months grew 7.5 percent to $554.6 million from last year's $516.1 million, comprising 43.2 percent of the current six months' consolidated net sales. Solid growth in organic sales added 6.3 percent to the consumer segment sales total, in addition to 0.8 percent from favorable foreign exchange differences. One small bolt-on product line acquisition during the past 12 months provided the remaining 0.4 percent of sales growth in this segment over last year. There were notable organic sales improvements in wood care products, hobby and craft products, primer-sealers, and small-project paints and related products.

GROSS PROFIT MARGIN

Consolidated gross profit margin of 44.0 percent of net sales these first six months declined from 45.1 percent a year ago. The combination of primarily continued higher costs of petroleum-based raw materials, which amounted to approximately 160 bps, in addition to approximately 20 bps negative margin effect from the growth of roofing services sales, which carry lower gross margins, more than offset the margin benefits generated primarily from the leverage of higher organic sales volume and price increases implemented by our businesses.

Industrial segment gross profit margin for the first six months declined to 45.3 percent of net sales from 46.3 percent last year. Gross profit margin in this segment declined principally as the result of continued higher raw material costs which impacted margins by approximately 120 bps, while the continued strong growth of

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2004

the lower-margin roofing services business had a negative margin impact of approximately 40 bps these first six months. Price increases favorably offset these costs by approximately 50 bps.

Consumer segment gross profit margin for these first six months declined to 42.3 percent of net sales from 43.7 percent last year. Despite the margin leverage from the higher organic sales volume and price increases implemented these first six months, there was approximately 230 bps of negative impact from certain higher raw material and packaging costs that principally caused the overall 140 bps decline in this segment's gross margin from last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

Consolidated SG&A expense levels improved 150 bps to 31.5 percent of net sales compared with 33.0 percent a year ago. The reclassification of cooperative advertising expense is reflected in both periods presented (see Note G for additional information). The leverage of solid sales growth over last year was the primary contributing factor to the improvement. The higher cost of fuel, which contributed to higher distribution costs over last year (30 bps), this year's adoption of SFAS No. 123 (refer to Note D), and certain growth-related investments partially offset these gains.

Industrial segment SG&A improved by 170 bps, to 31.3 percent of net sales these first six months from 33.0 percent a year ago. The main contributors to SG&A improvement were the leverage of solid sales growth and the increase in roofing services sales, which require lower SG&A support levels, and cost-containment and other savings programs. These improvements were partially offset by higher distribution costs (30 bps) and growth-related investments (30 bps).

Consumer segment SG&A improved by 100 bps, to 28.3 percent of net sales these first six months compared with 29.3 percent a year ago. Solid organic growth in sales over last year provided leverage benefits along with continued cost containment and other savings programs. Partly offsetting these benefits were increased promotional and other growth-related investments made in this segment, in addition to increased fuel-related distribution costs (30 bps).

Corporate/Other costs decreased during this year's first six months to $18.5 million from $18.6 million during last year's first half. Generally lower insurance costs and certain other cost reductions more than offset higher costs related to this year's adoption of SFAS No. 123, approximating $1.4 million, increased compensation cost, approximating $1.1 million, additional costs related to last year's establishment of our European development office, approximating $0.7 million, and higher corporate governance costs.

License fee and joint venture income of $0.5 million and $0.4 million for the six months ended November 30, 2004 and 2003, respectively, are reflected as reductions of consolidated SG&A expenses.

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2004

We recorded total net periodic pension and postretirement benefit cost of $7.9 million and $8.5 million for the six months ended November 30, 2004 and 2003, respectively. This decreased pension expense of $0.6 million was largely attributable to a net improvement in the expected return on plan assets, approximating $1.7 million, combined with decreased net actuarial losses recognized, which positively impacted year-over-year expense by approximately $0.4 million. Offsetting those benefits were increased pension service and interest cost totaling approximately $1.5 million. We expect that pension expense will fluctuate on a year-to-year basis depending upon the performance of plan assets, but such changes are not expected to be material as a percent of income before income taxes.

ASBESTOS CHARGE

As described in Note F to the consolidated financial statements, as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations presented for the three month period ended November 30, 2004, and in
Part II, Item I - Legal Proceedings section of this filing, we recorded an asbestos charge of $47.0 million in the second quarter of the current fiscal year. Please refer to the sections of this filing mentioned above for further information.

INCOME BEFORE INCOME TAXES ("IBT")

Consolidated IBT for this year's first six months of $97.2 million compares with $128.5 million last year, with $47.0 million of this decline resulting from the asbestos charge taken during this year's second quarter. Excluding the charge, IBT for this year's first six months would have been an adjusted $144.2 million, or ahead by 15.7 million, or 12.2 percent from last year's $128.5 million, representing a slight margin improvement to 11.2 percent of net sales from 11.1 percent a year ago. This growth reflects the positive impact from the higher sales volume overcoming the approximate 160 bps impact of higher material costs, higher fuel-related distribution costs and the continuation of certain growth-related investments these first six months in both operating segments.

Industrial segment IBT grew by $16.1 million, or 18.7 percent, to $102.1 million from last year's $86.0 million, mainly from the higher organic sales volume. Consumer segment IBT grew by $3.5 million, or 4.7 percent, to $77.7 million from last year's $74.2 million, mainly from the organic sales growth leverage in this segment as well, less the impact from higher material costs. Combined operating IBT growth totaled $19.6 million, or 12.2 percent, over last year.

NET INTEREST EXPENSE

Net interest expense was $3.9 million higher these first six months than a year ago. Interest rates averaged 4.7 percent during these first six months, compared with 3.5 percent a year ago, accounting for $4.9 million of the interest cost increase. This increase is primarily due to our debt

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2004

refinancings (Refer to "Liquidity and Capital Resources" Section) during the past 18 months, including the $200 million 6.25% Senior Notes issued in December 2003 and the $200 million 4.45% Senior Unsecured Notes issued in September 2004. Higher average net borrowings this year, associated with recent acquisitions, of approximately $29.0 million added $0.5 million of interest cost, while investment income performance improved year-over-year, providing $1.7 million of additional income. Additional debt outstanding during the past year cost an approximate $0.2 million during this first half.

INCOME TAX RATE

For the six months ended November 30, 2004 and 2003, the effective income tax rate was 34.6 percent and 35.5 percent, respectively, reflecting the impact of the $29.4 million after-tax asbestos charge taken during this year's second quarter. Excluding the charge, the effective income tax rate would have also been an adjusted 35.5 percent for the six months ended November 30, 2004. Our geographic mix of earnings has remained relatively consistent for both periods.

NET INCOME

Net income for this year's first half of $63.6 million compares with last year's $82.9 million, reflecting the $29.4 million after-tax cost of the asbestos liability charge taken during this year's second quarter. Excluding the charge, this year's first six months an adjusted net income would have been $93.0 million, ahead $10.1 million, or 12.2 percent, from last year. Margin on sales would have improved slightly to an adjusted 7.2 percent of sales from 7.1 percent of sales during last year's first half, despite the approximate 160 bps pre-tax impact from higher material costs. Diluted earnings per common share would have increased to an adjusted $0.79, or by 11.3 percent, from $0.71 a year ago.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM:

OPERATING ACTIVITIES

There was $99.6 million of cash generated from operations during the first six months of fiscal 2005 compared with $74.8 million generated during the same period a year ago, or a net increase of $24.7 million. Excluding the $47.0 million ($29.4 million after-tax) effect of the non-cash asbestos charge taken during the second quarter, which did not affect cash flow, our adjusted period-over-period increase in net income and depreciation and amortization would have been a positive $11.9 million through the first six months. "Items not affecting cash and other" and "changes in operating working capital" combined reflect a net positive generation of cash flow period-over-period of $17.9 million. Changes in trade accounts receivable generated a period-over-period increase in cash flow of $27.1 million, net of foreign exchange differences, principally due to a 2.0 day reduction in day sales outstanding, year-over-year. Inventories

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2004

required an additional $17.1 million of operating cash, net of foreign exchange differences, as a result of the increased sales volume and the associated inventory required to support those levels as well as certain strategic inventory builds in light of the higher cost environment and to address certain commodity allocations. Accounts payable had a positive period-over-period effect on cash flow of $2.4 million, net of foreign exchange differences, mostly as a result of timing of payments and receipts of materials. All other remaining balance sheet changes related to "items not affecting cash and other" and "changes in operating working" had a net positive impact of $5.5 million. Management continues to focus on improving accounts receivable collection and managing inventory levels to lower levels as a result of strengthened information technology systems and continuous improvements in operating techniques, such as Class "A" manufacturing.

In other areas, long-term and short-term asbestos-related reserves, net of taxes, resulted in period over period additional usage of cash of approximately $5.0 million excluding the second-quarter non-cash $29.4 million after-tax increase in the Company's reserves for asbestos-related liabilities. As disclosed in our "Critical Accounting Policies and Estimates" and our discussion on asbestos litigation (refer to Item 1. Legal Proceedings, Part II-Other Information), the significant increase in asbestos claims activity and the disproportionate impact of joint and several liability laws in several states on our Bondex subsidiary caused our third-party insurance to be depleted during the first quarter of fiscal 2004. Accordingly, we are now required to fund costs previously covered by third-party insurance through cash from operations. We anticipate that cash flows from operations and other sources will be sufficient to meet all asbestos-related obligations on a short-term and long-term basis.

Cash provided from operations remains our primary source of financing internal growth, with limited use of short-term debt.

INVESTING ACTIVITIES

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth through improved production and distribution efficiencies and capacity, and to enhance administration. Capital expenditures during the first six months of fiscal 2005 of $21.8 million compare with depreciation of $24.7 million, well within the maintenance level of spending. We are not a capital intensive business and capital expenditures generally do not exceed depreciation in a given year. Capital spending is expected to approximate our depreciation levels for the next several years as additional capacity is brought on-line to support our continued growth. With additional minor plant expansions, we believe there will be adequate production capacity to meet our needs for the next several years at normal growth rates.

During the first six months of fiscal 2005, we invested a total of $9.9 million for one product line acquisition and received proceeds of $4.5 million from the sale of assets.

FINANCING ACTIVITIES

In December 2003, we issued and sold $200 million of 6.25% Senior Notes due 2013 as a means of refinancing. The Notes were offered to qualified institutional buyers under Rule 144A and to persons

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2004

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

On September 30, 2004, we issued and sold $200 million aggregate principal amount of 4.45% Senior Unsecured Notes due 2009 ("4.45% Senior Notes"), which we concurrently swapped back to floating interest rate debt (refer to interest rate risk discussion below). The Notes were offered to qualified institutional buyers under Rule 144A. The total net proceeds of $198.0 million from this offering of the Senior Notes will be used to refinance existing indebtedness. More specifically, we plan to use a portion of the net proceeds to refinance portions of our current outstanding floating rate indebtedness. We applied a portion of the proceeds to pay off our $15.0 million 6.12% Senior Notes due 2004, which matured on November 15, 2004, $68.0 million of commercial paper, and anticipate holding the remainder as cash or short-term investments until such time that it can be used toward satisfying our indebtedness under our $150.0 million 7.0% Senior Notes due 2005, which mature on June 15, 2005. Pursuant to a Registration Rights Agreement between the Company and the initial purchasers of the 4.45% Senior Notes, the Company is required to register the 4.45% Senior Notes under the Securities Act of 1933 so as to allow holders to exchange the 4.45% Senior Notes for the same principal amount of a new issue of notes ("Exchange Notes") with substantially identical terms, except that the Exchange Notes will be freely transferable under the Securities Act of 1933.

During November 2004, we refinanced our $500 million revolving credit facility with a $330 million 5-year credit facility (the "Facility"). This new facility will be used for general corporate purposes, including acquisitions and to provide back-up liquidity for the issuance of commercial paper. The facility provides for borrowings in U.S. dollars and several foreign currencies and provides sublimits for the issuance of letters of credit in an aggregate amount of up to $25 million and a swing-line of up to $20 million for short-term borrowings of less than 15 days. In addition, the size of the facility may be expanded upon our request by up to an additional $100 million, thus potentially expanding the facility to $430 million, subject to lender approval.

We are exposed to market risk associated with interest rates. We do not use financial derivative instruments for trading purposes, nor do we engage in foreign currency, commodity or interest rate speculation. Our hedged risks are associated with certain fixed rate debt whereby we have a $200 million notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest based on six-month LIBOR that matures during fiscal 2010. Because the critical terms of the debt and the interest rate swap match, the hedge is considered perfectly effective against changes in the fair value of the debt and therefore, there is no need to periodically reassess the effectiveness during the term of the hedge.

Our debt-to-capital ratio was 43.6 percent at November 30, 2004, up from 42.5 percent at May 31, 2004. Had we been able to reduce our total outstanding debt by all of our cash and short-term investments available as of November 30, 2004 and May 31, 2004, to satisfy some or all of our indebtedness, our adjusted net (of cash) debt-to-capital ratio would have been 36.7 percent and 41.1 percent, respectively.

The following table summarizes our financial obligations and their expected maturities at November 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2004

CONTRACTUAL OBLIGATIONS
(In thousands)

                                          Total
                                        Contractual                          Payments Due In
                                          Payment        -------------------------------------------------------
                                          Stream            2005           2006-07         2008-09    After 2009
                                        -----------      -----------      ---------      ---------   -----------
Long-term debt obligations              $   842,090      $     4,164      $  11,167      $ 626,710   $   200,049
Operating lease obligations (1)              71,379           20,002         26,297         10,769        14,311
Other long-term liabilities (2)             144,200           11,300         16,000         27,100        89,800
                                        -----------      -----------      ---------      ---------   -----------
TOTAL                                   $ 1,057,669      $    35,466      $  53,464      $ 664,579   $   304,160
                                        ===========      ===========      =========      =========   ===========

(1) We calculate non-cancelable operating lease obligations on an annual basis and consequently such information is not available at November 30, 2004. The amounts shown above represent the obligations at May 31, 2004.

(2) These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans in the U.S. and Canada, assuming no actuarial gains or losses, assumption change or plan changes occur in any period. Projections for our other non-U.S. plans are not currently determinable.

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

                    RPM INTERNATIONAL INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2004

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

      The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2004 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b)   CHANGES IN INTERNAL CONTROL.

      There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

EIFS LITIGATION

As previously reported, Dryvit is a defendant or co-defendant in numerous exterior insulated finish systems ("EIFS") related lawsuits. As of November 30, 2004, Dryvit was a defendant or co-defendant in approximately 205 single family residential EIFS cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit's EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

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

During the pendency of the foregoing issues, the court allowed claims to be processed under the proposed Posey settlement. In mid-September 2004, the court entered a stay order which effectively suspended any further processing of claims pending the outcome of the next court hearing. As of November 30, 2004, 7,167 total claims have been filed as of the claim filing deadline. Of these 7,167 claims, 3,384 claims have been rejected or closed for various reasons under the terms of the settlement. An additional 1,132 claims are under review for potential filing deficiencies. The approximately 2,651 remaining claims are at various stages of review and processing under the terms of the proposed settlement. As of November 30, 2004, approximately 331 claims have been paid a total of approximately $3.23 million.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Although Dryvit's claims experience under Posey is still evolving and it is possible that future claims and payments after the stay order is lifted may vary from management's current expectations, Dryvit believes that its reserves and available third party excess insurance will be adequate to cover the anticipated costs of the Posey settlement.

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

As of November 30, 2004, the Company's Subsidiaries had a total of 7,523 active asbestos cases compared to a total of 2,737 cases as of November 30, 2003. Consistent with the last several quarters, the vast majority of the year to year increase in active cases involved filings by non-malignant claimants in Florida. The Company's Subsidiaries continue to vigorously defend these non-malignant cases. Based upon past experience, these non-malignant claims are typically dismissed without payment. For the quarter ended November 30, 2004, the Company's Subsidiaries secured dismissals and/or settlements of 290 claims and made total payments of $15.4 million, which included defense costs paid during the current quarter of $5.2 million. For the comparable period ended November 30, 2003, dismissals and/or settlements covered 208 claims and total payments were $18.6 million, which included defense costs paid during the

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

quarter of $2.3 million. Year over year, quarterly settlement costs were down; however, defense costs were higher reflecting our more aggressive defense strategy. This defense strategy which has contributed to lower settlement costs and higher dismissal rates has also been one of the reasons for the reserve adjustment discussed later. In some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal statistics on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis and the amounts and rates can vary widely depending on a variety of factors including the mix of malignancy and non-malignancy claims and the amount of defense costs incurred during the period.

The rate at which plaintiffs filed asbestos-related suits against the Company's Subsidiaries, particularly Bondex, has increased since the fourth quarter of 2002, influenced by the bankruptcy filings of numerous other defendants in asbestos-related litigation. Based on the significant increase in asbestos claims activity which, in many cases disproportionately increased Bondex's exposure in joint and several liability law states, our third-party insurance was depleted within the first fiscal quarter of 2004, as previously reported. Our third-party insurers historically had been responsible, under various cost-sharing arrangements, for the payment of approximately 90% of the indemnity and defense costs associated with our asbestos litigation. Prior to this sudden precipitous increase in loss rates, the combination of book loss reserves and insurance coverage was expected to adequately cover asbestos liabilities for the foreseeable future. We have reserved our rights with respect to various of our third-party insurers' claims of exhaustion, and in late calendar 2002 commenced reviewing our known insurance policies to determine whether other insurance limits may be available to cover our asbestos liabilities.

As a result of an examination of our Subsidiaries' historical insurance and as previously disclosed, certain of our Subsidiaries filed a complaint for declaratory judgment, breach of contract and bad faith against various third party insurers challenging their assertion that their policies covering asbestos-related claims have been exhausted. Since the July 3, 2003 filing in Ohio, this action was combined with a related case and, pursuant to a new December 4, 2004 case management order, the parties are to complete non-expert discovery by August 29, 2005 and expert discovery by January 30, 2006. A trial date of March 6, 2006 is still set; however, it is possible that this and other dates may be modified as the coverage case progresses.

We are unable at the present time to predict the timing or ultimate outcome of this insurance coverage litigation. Consequently, we are unable to predict whether, or to what extent, any additional insurance may be available to cover a portion of our Subsidiaries' asbestos liabilities. We have not included any potential benefits from this litigation either in our financial statements or in calculating our asbestos reserve. Our wholly-owned captive insurance companies have not provided any insurance or re-insurance coverage for any of our Subsidiaries' asbestos-related claims.

During the last seven months of 2003, new state liability laws were enacted in three states (Mississippi, Ohio and Texas) where at that time more than 80% of the claims against Bondex were pending. Effective dates for the last two of the law changes were April 8, 2003 and July 1, 2003. The changes generally provided for liability to be determined on a "proportional cause"

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

basis, thereby limiting Bondex's responsibility to only its share of the alleged asbestos exposure. During the third and fourth quarters of 2004, two of the three previously-mentioned states that adopted "proportional cause" liability in 2003, passed additional legislation impacting medical criteria and product identification in asbestos-related litigation. While there have been some changes in the type of claims filed in certain of these states, the ultimate influence these law changes may have on future claims activity and settlement values is not known at this time. Claims in these three subject states at the quarter ended November 30, 2004, coupled with the non-malignancy filings in Florida, currently comprise approximately 80% of the aggregate claims filed against Bondex.

At the end of 2002 and through the third quarter of 2003, Bondex had concluded it was not possible to estimate the cost of disposing all of the asbestos-related claims that might be filed against Bondex in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of any future asbestos-related claims. As previously disclosed, during the fourth quarter of 2003, Bondex retained a consulting firm to assist in analyzing its loss history data, to evaluate whether it would be possible to estimate the cost of disposing pending claims in light of both past and recent loss history, and to assist in determining whether future asbestos-related claims reasonably expected to be filed against Bondex were measurable, given recent changes in various state laws and the prospect of potential federal asbestos-related legislation.

Bondex provided these consultants with all relevant data regarding asbestos-related claims filed against Bondex through May 31, 2003. Management, with the consultants' input, concluded at the time that it was not possible to currently estimate the full range of the cost of resolving all future asbestos-related claims against Bondex. Estimating the future cost of asbestos related contingent liabilities was and continues to be subject to many uncertainties, including (i) the ultimate number of claims filed; (ii) the cost of resolving both current known and future unknown claims; (iii) the amount of insurance, if any, available to cover such claims, including the outcome of coverage litigation against the Subsidiaries' third party insurers; (iv) future earnings and cash flow of the Company's Subsidiaries; (v) the impact of bankruptcies of other companies whose share of liability may be imposed on the Company's Subsidiaries under certain state liability laws; (vi) the unpredictable aspects of the litigation process including a changing trial docket and the jurisdictions in which trials are scheduled; (vii) the outcome of any such trials including judgments or jury verdicts, as a result of our more aggressive defense posture which includes taking selective cases to verdict;
(viii) the lack of specific information in many cases concerning exposure to the Subsidiaries' products and the claimants' diseases; (ix) potential changes in applicable federal and/or state law; and (x) the potential impact of various proposed structured settlement transactions or subsidiary bankruptcies by other companies, some of which are the subject of federal appellate court review, the outcome of which could materially affect any future asbestos-related liability estimates. In addition, during calendar 2003, passage by the United States Senate Judiciary Committee of a proposed bill to establish a trust fund to pay future asbestos related claims and remove such cases from federal and state courts with industry and insurers funding the trust has become a significant, new variable that has made it increasingly difficult to predict with certainty the full exposure of future, unknown asbestos-

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

related claims. The ongoing prospect of federal trust fund legislation is expected to continue to be a significant unknown variable in assessing future asbestos-related liabilities.

Based on the foregoing considerations, at May 31, 2003, we concluded that we could not fully estimate the liability that would result from all future asbestos claims. We established a reserve for those pending cases that had progressed to a stage where the cost to dispose of these cases could, at the time, reasonably be estimated. The estimation of even pending cases was and is always difficult due to the dynamic nature of asbestos litigation including the variables discussed above. As described below, the estimated range of potential loss covering measurable known asbestos claims and a provision for future claims that were estimable at May 31, 2003 was $140.0 million to $145.0 million. Accordingly, we established a reserve equal to the lower end of this range of potential loss by taking an asbestos charge to fiscal 2003 operations of $140.0 million. At the time of the reserve, we believed that this asbestos reserve would be sufficient to cover our asbestos-related cash flow requirements over the estimated three-year life of the reserve. The $140.0 million charge also included $15.0 million in total projected defense costs over the estimated three-year life of the reserve. By comparison, Bondex's share of costs (net of then-available third-party insurance) for asbestos-related product liability were $6.7 million and $2.8 million for the years ended May 31, 2003 and 2002, respectively.

Since May 31, 2003, we have reviewed and evaluated on a quarterly basis the adequacy of our three-year asbestos reserve. The range of loss calculation for the $140 million reserve was based on an extensive analysis of the most critical factors that influence our asbestos-related costs including: (i) the gross number of open malignancy claims (principally mesothelioma claims) as these claims have the most significant impact on our asbestos settlement costs; (ii) historical and current settlement costs and dismissal rates by various categories; (iii) analysis of the jurisdiction and governing law of the states in which these claims are pending; (iv) and outside defense counsel's opinions and recommendations with respect to the merits of such claims. Although the number of open malignancy claims has remained relatively constant over the first half of the three-year period of the reserve, lower average settlement values and higher dismissal rates have, through the quarter ending August 31, 2004, mitigated against the need for any reserve adjustments. Since May 31, 2003 continuing through the quarter ended November 30, 2004, our average settlement costs for malignancy claims have declined and dismissal rates have increased. Several defense verdicts during the second half of fiscal 2004 further contributed to lower settlement values and higher dismissal rates. Our defense costs have also increased significantly as a result of our more aggressive defense strategy, which includes taking selective cases to verdict.

During the second quarter ending November 30, 2004, based on a review of our pending known claims coupled with a review of our defense costs, we have concluded that the $56 million balance of the $140 million reserve will not likely be sufficient to cover our asbestos-related cash flow requirements for the remainder of the full three-year period originally contemplated by the reserve. Therefore, we have concluded that an increase in our existing reserve is appropriate. An asbestos reserve adjustment of $47 million has been taken for the quarter ended November 30, 2004, which we believe will be sufficient to cover any incremental cash flow requirements through fiscal 2006 not covered by the $140 million reserve, as well as the additional cash flow requirements for the balance of our now pending known

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

claims and anticipated higher defense costs. Our $47 million reserve increase assumes that approximately $32 million will be allocated to anticipated higher future defense costs which we expect to continue. (For additional information, refer to Note F to the Consolidated Financial Statements). As we review our asbestos reserve each quarter, we will make appropriate adjustments to the reserve based on our most recent experience to ensure that it is sufficient to cover the anticipated settlement and defense costs associated with our then pending, known claims. Until the uncertainty of estimating the value of any potential future unknown asbestos claims is substantially reduced, we do not expect to establish any reserve for any such unknown future claims.

We recognize that future facts, events and legislation, both state and/or federal, may alter our estimates of both pending and future claims. We cannot estimate possible liabilities in excess of those accrued because we cannot predict the number of additional claims that may be filed in the future, the grounds for such claims, the potential settlement values associated with any such future claims, the ultimate resolution of such claims, the full impact of the state law changes enumerated above or the effect of pending federal trust fund legislation on future asbestos claims. Subject to the foregoing variables, including the timing and impact of such variables and the increase in the asbestos reserve, we believe that our asbestos reserves are sufficient to cover the asbestos-related cash flow requirements for the current inventory of our known claims. It is, however, reasonably possible that our actual costs for such claims could differ from current estimates, but, based upon information presently available, such costs are not expected to have a material effect on our competitive or financial position or our ongoing operations. As previously disclosed, however, our existing reserve will not presently cover the costs of future unknown claims and therefore, additional reserves will be required in future periods for any such future claims. Any such future reserve increases, when taken, could have a material impact on our results in such period.

The Company will continue to evaluate its asbestos-related loss exposure each quarter and review the adequacy of its reserve. In an effort to further assist the Company in its ongoing evaluation of its asbestos costs, the Company is using an outside consulting firm to assist in this process. In conjunction with our outside advisors, we will continue to study our asbestos-related exposure and regularly evaluate the adequacy of our reserves and the related cash flow implications in light of actual claims experience, the impact of state law changes and the evolving nature of federal legislative efforts to address asbestos litigation. We will continue to explore all feasible alternatives available to resolve our asbestos-related exposure in a manner consistent with the best interests of our stockholders.

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

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Company's consolidated financial condition or results of operations. See "Business-Environmental Matters," in the Company's Annual Report on Form 10-K for the year ended May 31, 2004.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of RPM International Inc. was held on October 8, 2004. The following matters were voted on at the meeting.

      1. Election of Edward B. Brandon, William A. Papenbrock, Thomas C. Sullivan and Frank C. Sullivan as Directors of the Company. The nominees were elected as Directors with the following votes:

            Edward B. Brandon

                     For                                     98,654,816
                     Withheld                                4,312,323
                     Broker non-votes                        0

            William A. Papenbrock

                     For                                     100,518,413
                     Withheld                                2,448,727
                     Broker non-votes                        0

            Thomas C. Sullivan

                     For                                     101,242,054
                     Withheld                                1,725,085
                     Broker non-votes                        0

            Frank C. Sullivan

                     For                                     101,320,035
                     Withheld                                1,647,104
                     Broker non-votes                        0

      In addition to the Directors above, the following Directors' terms of office continued after the Annual Meeting of Stockholders: Dr. Max D. Amstutz, Albert B. Ratner, Dr. Jerry Sue Thornton, William B. Summers, Jr., Bruce A. Carbonari, James A. Karman, Donald K. Miller and Joseph P. Viviano.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

      2. The proposal to approve and adopt the RPM International Inc. 2004 Omnibus Equity and Incentive Plan was approved with the following votes:

                  For                                     61,223,045
                  Against                                 11,697,825
                  Abstain                                 816,864
                  Broker Non-Votes                        29,229,405

      3. The proposal to approve and adopt Amendment No. 2 to the RPM International Inc. Incentive Compensation Plan to provide for an increase in the aggregate bonus award pool available to participants from 1.3% to 1.5% of the Company's pre-tax income was approved with the following votes:

                  For                                     92,835,860
                  Against                                 9,334,286
                  Abstain                                 796,993
                  Broker Non-Votes                        0

For information on how the votes for the above matters were tabulated, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Stockholders on October 8, 2004.

ITEM 5 - OTHER INFORMATION

(a) As stated above, the RPM International Inc. 2004 Omnibus Equity and Incentive Plan (the "Omnibus Plan") was approved by stockholders of the Company on October 8, 2004. The Omnibus Plan is intended to be the primary stock-based award program for those employees of the Company, its subsidiaries and certain allied enterprises, whom the Compensation Committee determines from time to time are eligible for awards. The Omnibus Plan provides the Company with flexibility to grant a wider variety of stock and stock-based awards, as well as dollar-denominated performance-based awards, than are currently available under the Company's existing equity compensation plans. Six million shares of the Company's common stock may be subject to awards under the Omnibus Plan. A description of the Omnibus Plan, along with a copy thereof, was included in the Company's definitive Proxy Statement dated August 30, 2004 furnished in connection with the Annual Meeting of Stockholders held on October 8, 2004 (the "Proxy Statement"). A copy of the Omnibus Plan was filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on October 29, 2004, and is incorporated herein by reference.

Also as stated above, Amendment No. 2 to the RPM International Inc. Incentive Compensation Plan to provide for an increase in the aggregate bonus award pool available to participants from

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

      1.3% to 1.5% of the Company's pre-tax income ("Amendment No. 2") was approved by the stockholders of the Company on October 8, 2004. The Incentive Plan provides for the granting of annual cash bonus awards to those employees of the Company who in any respective fiscal year are the Chief Executive Officer and the other four most highly compensated officers of the Company. A description of Amendment No. 2, along with a copy thereof, was included in the Proxy Statement. A copy of Amendment No. 2 is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

ITEM 6 - EXHIBITS

EXHIBIT
 NO.                            EXHIBIT DESCRIPTION
 ---                            -------------------
4.1         Indenture dated as of September 30, 2004 between the Company, as issuer, and The Bank of New York, as trustee, which is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, as
            filed with the Commission on September 30, 2004.

4.2         Registration Rights Agreement dated as of September 30, 2004 between the
            Company and Goldman, Sachs & Co., which is incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, as
            filed with the Commission on September 30, 2004.

4.3         Form of 4.45% Senior Note Due 2009, which is incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, as
            filed with the Commission on September 30, 2004.

10.1        Purchase Agreement dated as of September 27, 2004 among the Company,
            Goldman, Sachs & Co. and each of the Initial Purchasers named in Schedule
            A to the Purchase Agreement, which is incorporated herein by reference to
            Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on September 30, 2004.

*10.2       RPM International Inc. Omnibus Equity and Incentive Plan, which is incorporated herein by reference to Exhibit 4.3 to the Company's
            Registration Statement on Form S-8 (Registration No. 333-120067), as filed with the Commission on October 29, 2004.

*10.3       Amendment No. 2 to the RPM International Inc. Incentive Compensation Plan.
            (x)

10.4        Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and National City Bank, as
            Administrative Agent, dated as of November 19, 2004, which is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on
            Form 8-K, as filed with the Commission on November 24, 2004.

                     RPM INTERNATIONAL INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

11.1        Computation of Net Income per share of Common Stock. (x)

31.1        Rule 13a-14(a) Certification of the Company's Chief Executive Officer. (x)

31.2        Rule 13a-14(a) Certification of the Company's Chief Financial Officer. (x)

32.1        Section 1350 Certification of the Company's Chief Executive Officer. (x)

32.2        Section 1350 Certification of the Company's Chief Financial Officer. (x)

(x) Filed herewith.

*Management contract or compensatory plan or arrangement.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                          RPM INTERNATIONAL INC.

                          BY /s/ Frank C. Sullivan
                            --------------------------------------
                          FRANK C. SULLIVAN
                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                          BY /s/ Robert L. Matejka
                            --------------------------------------
                          ROBERT L. MATEJKA
                          VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND CONTROLLER

DATED: JANUARY 10, 2005