Form 10-Q
period 2005-02-28
RPM INTERNATIONAL INC/DE/
filed 2005-04-07
CIK 110621

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2005, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to ___________________.

Commission File No.      1-14187

RPM International Inc.

(Exact name of Registrant as specified in its charter)

DELAWARE	02-0642224

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. BOX 777; 2628 PEARL ROAD; MEDINA, OHIO	44258

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code	(330) 273-5090

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.

Yes ☑      No ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑      No ☐.

As of March 31, 2005
117,509,656 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

* As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	February 28, 2005	May 31, 2004
ASSETS
Current Assets
Cash and short-term investments	$173,139	$38,561
Trade accounts receivable (less allowances of $20,242 and $18,147, respectively)	396,989	484,847
Inventories	337,562	289,359
Deferred income taxes	53,928	51,164
Prepaid expenses and other current assets	147,354	130,686

Total current assets	1,108,972	994,617

Property, Plant and Equipment, at Cost	801,789	767,072
Allowance for depreciation and amortization	(416,930)	(386,017)

Property, plant and equipment, net	384,859	381,055

Other Assets
Goodwill	660,760	648,243
Other intangible assets, net of amortization	279,005	282,372
Other	51,877	46,832

Total other assets	991,642	977,447

Total Assets	$2,485,473	$2,353,119

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$172,076	$205,092
Current portion of long-term debt	3,425	991
Accrued compensation and benefits	69,077	88,670
Accrued loss reserves	51,605	56,699
Asbestos-related liabilities	50,000	47,500
Other accrued liabilities	71,684	72,222
Income taxes payable	1,734	6,319

Total current liabilities	419,601	477,493

Long-Term Liabilities
Long-term debt, less current maturities	835,625	718,929
Asbestos-related liabilities	46,318	43,107
Other long-term liabilities	68,751	59,910
Deferred income taxes	80,206	78,388

Total long-term liabilities	1,030,900	900,334

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01 authorized 300,000 shares; issued and outstanding 117,452 as of February 2005; issued and outstanding 116,122 as of May 2004	1,175	1,161
Paid-in capital	533,226	513,986
Treasury stock, at cost
Accumulated other comprehensive income (loss)	29,034	(3,881)
Retained earnings	471,537	464,026

Total stockholders’ equity	1,034,972	975,292

Total Liabilities and Stockholders’ Equity	$2,485,473	$2,353,119

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended		Three Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Net Sales	$1,801,319	$1,636,542	$516,337	$473,978
Cost of Sales	1,024,627	908,121	305,220	270,175

Gross Profit	776,692	728,421	211,117	203,803
Selling, General and Administrative Expenses	599,749	569,810	195,273	186,705
Asbestos Charges	62,000		15,000
Interest Expense, Net	25,485	20,761	8,600	7,767

Income Before Income Taxes	89,458	137,850	(7,756)	9,331
Provision for Income Taxes	30,632	48,937	(2,984)	3,313

Net Income	$58,826	$88,913	$(4,772)	$6,018

Average Number of Shares of Common Stock Outstanding:
Basic	116,700	115,687	117,284	115,835

Diluted	126,206	124,627	119,152	125,385

Basic earnings per share of common stock	$0.50	$0.77	$(0.04)	$0.05

Diluted earnings per share of common stock	$0.48	$0.73	$(0.04)	$0.05

Cash dividends per share of common stock	$0.440	$0.410	$0.150	$0.140

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)

	Nine Months Ended
	February 28,	February 29,
	2005	2004
Cash Flows From Operating Activities:
Net income	$58,826	$88,913
Depreciation and amortization	48,930	46,784
Items not affecting cash and other	21,136	11,920
Changes in operating working capital	(35,291)	(2,845)
Changes in asbestos-related liabilities, net of tax	3,569	(24,146)

	97,170	120,626

Cash Flows From Investing Activities:
Capital expenditures	(34,453)	(26,169)
Acquisition of businesses, net of cash acquired	(9,900)	(24,871)
Proceeds from the sale of assets	4,500
Other	(5,998)	(11,845)

	(45,851)	(62,885)

Cash Flows From Financing Activities:
Additions to (reductions of) long-term and short-term debt	123,832	(14,295)
Cash dividends	(51,314)	(47,419)
Exercise of stock options	10,741	4,116

	83,259	(57,598)

Increase in Cash and Short-Term Investments	134,578	143

Cash and Short-Term Investments at Beginning of Period	38,561	50,725

Cash and Short-Term Investments at End of Period	$173,139	$50,868

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and nine month periods ended February 28, 2005 and February 29, 2004. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2004.

Our business is dependent on external weather factors. Historically, we have experienced strong sales and net income in our first, second and fourth fiscal quarters comprised of the three month periods ending August 31, November 30 and May 31, respectively, with weaker performance in our third fiscal quarter (December through February).

Certain reclassifications have been made to prior year amounts to conform to the current year presentation (see Note G).

NOTE B – INVENTORIES

Inventories were composed of the following major classes:

	February 28, 2005	May 31, 2004
	(In thousands)
Raw materials and supplies	$109,103	$95,378
Finished goods	228,459	193,981

	$337,562	$289,359

NOTE C – COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities. Total comprehensive income, comprised of net income and other comprehensive income, amounted to $(10.0) million and $11.3 million during the third quarter of fiscal years 2005 and 2004, respectively, and $91.7 million and $108.4 million during the nine month periods ended February 28, 2005 and February 29, 2004, respectively.

NOTE D – STOCK BASED COMPENSATION

Effective June 1, 2004, we voluntarily adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005
(Unaudited)

Compensation,” for our stock-based employee compensation plans. As outlined by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we chose to apply the modified prospective method in adopting this accounting change. Under this method, stock-based employee compensation expense recognized in fiscal 2005 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to account for all employee awards from its original effective date. Results of prior periods have not been restated.

The adoption of SFAS No. 123 impacted net income, basic earnings per share and diluted earnings per share for the nine months ended February 28, 2005 by approximately $1.8 million, $0.02 per share and $0.01 per share, respectively, and for the three months ended February 28, 2005 by approximately $0.6 million, $0.005 per share and $0.005 per share, respectively. The following table illustrates the effect on net income and earnings per share for the nine and three month periods ended February 29, 2004, as if compensation cost for stock options granted had been determined in accordance with the fair value method prescribed by SFAS No. 123:

	Nine Months Ended		Three Months Ended
	February 29, 2004		February 29, 2004
(In thousands, except per share amounts)	Basic	Diluted	Basic	Diluted
Net income, as reported	$88,913	$88,913	$6,018	$6,018

Add: Income effect of contingently issuable shares (1)		2,315		772

Adjusted net income, as reported	88,913	91,228	6,018	6,790
Add: Stock-based employee compensation expense from restricted stock plans included in reported net income, net of related tax effects	998	998	333	333

Deduct: Total stock-based employee compensation determined under fair value-based method for all awards, net of related tax effects	(3,237)	(3,237)	(1,220)	(1,220)

Pro Forma Net Income	$86,674	$88,989	$5,131	$5,903

Earnings per Share:
As Reported	$0.77	$0.73	$0.05	$0.05

Pro Forma	$0.75	$0.71	$0.04	$0.04

(1) Refer to Note I, Earnings Per Share, for additional information regarding the accounting treatment of contingently convertible securities.

NOTE E – PENSION AND POSTRETIREMENT HEALTH CARE BENEFITS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the nine and three month periods ended February 28, 2005 and February 29, 2004:

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005
(Unaudited)

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Pension Benefits (In thousands)
Service cost	$8,423	$7,409	$1,616	$1,271
Interest cost	5,610	5,421	3,268	2,709
Expected return on plan assets	(7,319)	(5,539)	(3,088)	(2,391)
Amortization of:
Prior service cost	221	221
Net gain on adoption of SFAS No. 87	(2)	(17)
Net actuarial (gains) losses recognized	1,125	1,907	998	928

Net Periodic Benefit Cost	$8,058	$9,402	$2,794	$2,517

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Postretirement Benefits (In thousands)
Service cost	$8	$8	$184	$138
Interest cost	496	476	327	268
Net actuarial (gains) losses recognized	20		20

Net Periodic Benefit Cost	$524	$484	$531	$406

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Pension Benefits (In thousands)
Service cost	$2,808	$2,469	$539	$424
Interest cost	1,870	1,807	1,088	903
Expected return on plan assets	(2,440)	(1,846)	(1,029)	(797)
Amortization of:
Prior service cost	74	74
Net gain on adoption of SFAS No. 87	(1)	(6)
Net actuarial (gains) losses recognized	375	636	333	309

Net Periodic Benefit Cost	$2,686	$3,134	$931	$839

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005
(Unaudited)

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Postretirement Benefits (In thousands)
Service cost	$3	$3	$61	$46
Interest cost	165	158	109	89
Net actuarial (gains) losses recognized	7		7

Net Periodic Benefit Cost	$175	$161	$177	$135

We previously disclosed in our financial statements for the fiscal year ended May 31, 2004, that we expected to contribute approximately $10.0 million to the Retirement Plan in the U.S. and approximately $1.7 million to plans outside the U.S. during the current fiscal year. As of February 28, 2005, we anticipate that $10.2 million will be contributed to the Retirement Plan in the U.S. and $3.8 million will be contributed to plans outside the U.S. during the current fiscal year.

The Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) was enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare Part D, in addition to a federal subsidy to sponsors of postretirement benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.

FASB Staff Position No. Financial Accounting Standard 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” issued in the third quarter of calendar 2004, provides guidance on the accounting for the effects of the Act, including accounting for and disclosure of any federal subsidy provided by the Act. We have determined that the enactment of the Act does not result in a significant event under SFAS No. 106. As a result, any impact of the Act is not reflected in the accumulated postretirement benefit obligation as of February 28, 2005 and the net periodic postretirement benefit costs for the three and nine month periods ended February 28, 2005. Pursuant to paragraph 24 of FSP 106-2, we have deferred recognition of the Act until fiscal year end 2005.

NOTE F – ASBESTOS-RELATED LIABILITIES

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005
(Unaudited)

The rate at which plaintiffs filed asbestos-related suits against the Company’s subsidiaries, particularly Bondex, has increased since the fourth fiscal quarter of 2002, influenced by the bankruptcy filings of numerous other defendants in asbestos-related litigation. Based on the significant increase in asbestos claims activity, which in many cases disproportionately increased Bondex’s exposure in joint and several liability law states, our third-party insurance was depleted within the first fiscal quarter of 2004, as previously reported. Our third-party insurers historically had been responsible, under various cost-sharing arrangements, for the payment of approximately 90% of the indemnity and defense costs associated with our asbestos litigation. Prior to this sudden precipitous increase in loss rates, the combination of book loss reserves and insurance coverage was expected to adequately cover asbestos claims for the foreseeable future. We have reserved our rights with respect to various of our third-party insurers’ claims of exhaustion, and in late calendar 2002 commenced reviewing our known insurance policies to determine whether other insurance limits may be available to cover our asbestos liabilities.

As a result of this examination and as previously disclosed, certain of our subsidiaries filed a complaint for declaratory judgment, breach of contract and bad faith against various third-party insurers, challenging their assertion that their policies covering asbestos-related claims have been exhausted. Since the July 3, 2003 filing in Ohio, this action was combined with a related case and, pursuant to a new December 4, 2004 case management order, the parties are to complete non-expert discovery by August 29, 2005 and expert discovery by January 30, 2006. A trial date of March 6, 2006 has been set; however, it is possible that this and other dates may be modified as the coverage case progresses.

We are unable at the present time to predict the timing or ultimate outcome of this insurance coverage litigation. Consequently, we are unable to predict whether, or to what extent, any additional insurance may be available to cover a portion of our subsidiaries’ asbestos liabilities. We have not included any potential benefits from this litigation either in our financial statements or in calculating our asbestos reserve. Our wholly-owned captive insurance companies have not provided any insurance or re-insurance coverage for any of our subsidiaries’ asbestos-related claims.

During the last seven months of 2003, new state liability laws were enacted in three states (Mississippi, Ohio and Texas) where at that time more than 80% of the claims against Bondex were pending. Effective dates for the last two of the law changes were April 8, 2003 and July 1, 2003. The changes generally provided for liability to be determined on a “proportional cause” basis, thereby limiting Bondex’s responsibility to only its share of the alleged asbestos exposure. During the third and fourth fiscal quarters of 2004, two of the three previously mentioned states that adopted “proportional cause” liability in 2003 passed additional legislation impacting medical criteria and product identification in asbestos-related litigation. While there have been some changes in the type of claims filed in certain of these states, the ultimate influence these law changes may have on future claims activity and settlement values is not known at this time.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005
(Unaudited)

Claims in the three subject states at the quarter ended February 28, 2005, coupled with the non-malignancy filings in Florida, currently comprise approximately 80% of the aggregate claims filed against Bondex.

At the end of 2002 and through the third fiscal quarter of 2003, Bondex had concluded it was not possible to estimate the cost of disposing all of the asbestos-related claims that might be filed against Bondex in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of any future asbestos-related claims. As previously disclosed, during the fourth fiscal quarter of 2003, Bondex retained a consulting firm to assist in analyzing its loss history data, to evaluate whether it would be possible to estimate the cost of disposing pending claims in light of both past and recent loss history, and to assist in determining whether future asbestos-related claims reasonably expected to be filed against Bondex were measurable, given recent changes in various state laws and the prospect of potential federal asbestos-related legislation.

Bondex provided the consultants with all relevant data regarding asbestos-related claims filed against Bondex through May 31, 2003. Management, with the consultants’ input, concluded that it was not possible to currently estimate the full range of the cost of resolving all future asbestos-related claims against Bondex. Estimating the future cost of asbestos related contingent liabilities was and continues to be subject to many uncertainties. These uncertainties, which hindered the consultants’ and Bondex’s ability to project future claim volumes and resolution costs, included the following:

•	The bankruptcies of other companies facing large asbestos liability were a likely contributing cause of a sharp increase in filings against many defendants, including Bondex.

•	The recent state law changes in states wherein the vast majority of our claims are pending and have been historically filed are expected to materially affect future losses and future claim filing activity and resolution costs.

•	The currently proposed federal legislative initiative aimed at establishment of a federal asbestos trust fund has influenced and changed the demand behavior of plaintiffs from that of historic levels, creating further uncertainty in the estimation process.

Based on the foregoing considerations, at May 31, 2003, we concluded that we could not fully estimate the liability that would result from all future asbestos claims. We established a reserve for those pending cases that had progressed to a stage where the cost to dispose of these cases could, at the time, reasonably be estimated, as well as a $51.2 million provision for future unasserted claims that were estimable at May 31, 2003. The estimation of even pending cases was and is always difficult due to the dynamic nature of asbestos litigation. The estimated range of potential loss covering measurable known asbestos claims and the provision for future claims that were estimable at May 31, 2003 was $140.0 million to $145.0 million. Accordingly, we established a reserve equal to the lower end of this range of potential loss by taking an asbestos

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005
(Unaudited)

charge to fiscal 2003 operations of $140.0 million. At the time of the reserve, we believed that this asbestos reserve would be sufficient to cover asbestos-related cash flow requirements over the estimated three-year life of the reserve. The $140.0 million charge also included $15.0 million in total projected defense costs over the estimated three-year life of the reserve. By comparison, Bondex’s share of costs (net of then-available third-party insurance) for asbestos-related product liability was $6.7 million and $2.8 million for the years ended May 31, 2003 and 2002, respectively.

Since May 31, 2003, we have reviewed and evaluated on a quarterly basis the adequacy of our three-year asbestos reserve. The range of loss calculation for the $140 million reserve was based on an extensive analysis of the most critical factors that influence our asbestos-related costs including: (i) the gross number of open malignancy claims (principally mesothelioma claims) as these claims have the most significant impact on our asbestos settlement costs; (ii) historical and current settlement costs and dismissal rates by various categories; (iii) analysis of the jurisdiction and governing law of the states in which these claims are pending; (iv) and outside defense counsel’s opinions and recommendations with respect to the merits of such claims. Although the number of open malignancy claims has remained relatively constant since May 31, 2003 continuing through the quarter ended February 28, 2005, our average settlement costs for malignancy claims have declined and dismissal rates have increased. Several defense verdicts during the second half of fiscal 2004 further contributed to lower settlement values and higher dismissal rates. Our defense costs have also increased significantly as a result of our more aggressive defense strategy, which includes taking selective cases to verdict.

Based on our review of our asbestos reserve for the second quarter ending November 30, 2004, we concluded that the $56 million balance of the $140 million reserve would not likely be sufficient to cover our asbestos-related cash flow requirements for the remainder of the full three-year period originally contemplated by the reserve. Accordingly, we concluded that an increase in our existing reserve was appropriate and took an asbestos reserve adjustment of $47 million for the quarter ended November 30, 2004, which we believed would be sufficient to cover any incremental cash flow requirements through fiscal 2006 not covered by the $140 million reserve, as well as the additional cash flow requirements for the balance of our then pending known claims and anticipated higher defense costs. Approximately $32 million of the $47 million reserve adjustment was allocated to anticipated higher future defense costs. During the third fiscal quarter ending February 28, 2005, based on a review of our pending known claims coupled with a review of our defense costs, we have concluded that an increase in our existing reserve is appropriate. An asbestos reserve adjustment of $15 million has been taken for the quarter ended February 28, 2005. With cash outlays of $21.9 million this quarter, our asbestos reserves aggregate $96.3 million at February 28, 2005, which we believe will be sufficient to cover the cash flow requirements for the balance of our pending known claims and defense costs. Our $15 million reserve increase assumes that approximately $6.1 million will be allocated to anticipated higher future defense costs, which we expect to continue. As we review our asbestos reserve each quarter, we will make appropriate adjustments to the reserve

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005
(Unaudited)

based on our most recent experience to ensure that it is sufficient to cover the anticipated settlement and defense costs associated with our then pending, known claims. Until the uncertainty of estimating the value of any potential future unknown asbestos claims is substantially reduced, we do not expect to establish any reserve for any such unknown future claims.

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

The following table illustrates the movement of current and long-term asbestos-related liabilities through February 28, 2005:

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005
(Unaudited)

Asbestos Liability Movement
(Current and Long-Term)

		Additions
		Charged to
	Balance at	Selling, General	Deductions		Balance at
	Beginning	and	(Primarily		End of
(In thousands)	of Period	Administrative	Claims Paid)		Period

Nine Months Ended February 28, 2005	$90,607	$62,000	$56,289		$96,318
Year Ended May 31, 2004	144,583		53,976	(a)	90,607
Year Ended May 31, 2003	3,377	146,650	5,444	(b)	144,583

(a) Represents the Company’s portion of total claims paid during the fiscal year ended May 31, 2004 of $63.4 million, net of insurer contributions totaling $9.4 million. Insurance coverage was depleted in the first quarter of this fiscal year (2004).

(b) Represents the Company’s portion of total claims paid during the fiscal year ended May 31, 2003 of $54.4 million, net of insurer contributions totaling $49.0 million.

NOTE G – ACCOUNTING RECLASSIFICATION

During the first quarter of fiscal 2005, we changed our accounting classification for cooperative advertising by reflecting the amounts paid as a reduction of sales, as opposed to a component of selling, general and administrative (“SG&A”) expenses and have reclassified the previous year’s information. The reclassification impacts classifications in our consumer business segment and to a lesser degree the consolidated totals. We believe that it is preferable to classify the amounts paid as a reduction of our sales in light of recent developments in industry trends relating to accounting classifications applied to such arrangements by both vendors and retailers — as a reduction of sales and a reduction of cost of sales, respectively. The new classification represents only a movement of expense and therefore has no impact on our earnings or earnings per share.

With respect to the impact of the accounting reclassification on consolidated full fiscal 2004 results, annual net sales will be decreased by approximately 1.5% (3.2% for the consumer segment), gross profit margin will be decreased by approximately 0.8% (1.8% for the consumer segment), and SG&A expense as a percent of net sales will be decreased by approximately 1.0% (2.2% for the consumer segment). As set forth previously, our earnings and earnings per share are not affected by this account reclassification. With respect to the impact of the accounting change on consolidated third quarter results for fiscal 2004, net sales decreased by approximately 1.4% (3.1% for the consumer segment), gross profit margin decreased by approximately 0.8% (1.8% for the consumer segment); and SG&A expense as a percent of net sales decreased by 0.9% (2.1% for the consumer segment). Similarly, with respect to the impact of the accounting change on consolidated nine month results for fiscal 2004, net sales decreased by approximately

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005
(Unaudited)

1.5% (3.2% for the consumer segment), gross profit margin decreased by approximately 0.8% (1.8% for the consumer segment); and SG&A expense as a percent of net sales decreased by 1.0% (2.2% for the consumer segment). There was no impact of the change on the quarterly and annual results for the industrial segment for fiscal 2004. The year-over-year rates of change in gross profit and SG&A expenses under the old and new classifications are essentially unchanged. Here again, there is no change in earnings or earnings per share.

NOTE H – DEBT

On September 30, 2004, we issued and sold $200 million of 4.45% Senior Unsecured Notes due 2009, which we concurrently swapped back to floating interest rate debt. The total net proceeds of the offering of the Senior Notes will be used to refinance existing indebtedness. More specifically, we plan to use a portion of the net proceeds to refinance portions of our current outstanding floating rate indebtedness. We applied a portion of the proceeds to pay off our $15.0 million 6.12% Senior Notes due 2004, which matured on November 15, 2004, $68.0 million of commercial paper, and anticipate holding the remainder as cash or short-term investments to be used toward satisfying our indebtedness under our $150.0 million 7.0% Senior Notes due 2005, which mature on June 15, 2005.

During November 2004, we refinanced our $500 million revolving credit facility with a $330 million 5-year credit facility. This new facility will be used for general corporate purposes, including acquisitions and to provide back-up liquidity for the issuance of commercial paper. The facility provides for borrowings in U.S. dollars and several foreign currencies and provides sublimits for the issuance of letters of credit in an aggregate amount of up to $25 million and a swing-line of up to $20 million for short-term borrowings of less than 15 days. In addition, the size of the facility may be expanded upon our request by up to an additional $100 million, thus potentially expanding the facility to $430 million, subject to lender approval.

NOTE I – EARNINGS PER SHARE

In October 2004, the Financial Accounting Standards Board ratified the consensus of the Emerging Issues Task Force (the “EITF”) with respect to EITF issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” The consensus requires us to consider all instruments with contingent conversion features that include a market price trigger in our diluted earnings per share calculations, regardless of whether that market price trigger has been met. Therefore, our calculation of fully diluted earnings per share will include the 8,034,355 contingent shares of our common stock related to our convertible debt, which includes a market price trigger, in our calculation of fully diluted earnings per share by applying the “if-converted” method. EITF 04-8 also requires us to restate previously reported earnings per share for all prior periods presented. The following table presents restated amounts applicable to diluted earnings per share for each fiscal quarter and fiscal year-end impacted by the new guidance:

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005
(Unaudited)

		Diluted
		Earnings Per
(In thousands, except per share amounts)	Net Income	Share
May 31, 2003 (Quarter Ended)	($43,242)	($0.37)
May 31, 2003 (Year Ended)	$35,485	$0.30
For Quarter Ended:
August 31, 2003	$48,444	$0.39
November 30, 2003	$35,995	$0.29
February 29, 2004	$6,790	$0.05
May 31, 2004	$53,790	$0.43
For Year Ended:
May 31, 2004	$145,028	$1.16
For Quarter Ended:
August 31, 2004	$55,264	$0.44
November 30, 2004	$9,974	$0.08

NOTE J – SEGMENT INFORMATION

We operate a portfolio of businesses that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives. We manage our portfolio by organizing our businesses into two operating segments — industrial and consumer — based on the nature of business activities; products and services; the structure of management; and the structure of information as presented to the Board of Directors. Within each segment, individual operating companies or groups of companies generally address common markets, utilize similar technologies, and can share manufacturing or distribution capabilities.

In addition to the two operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either operating segment. Related assets consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other expenses reconcile operating segment data to total consolidated net sales, income before income taxes and identifiable assets. Comparative nine month and third quarter results on this basis are illustrated in the following table.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005
(Unaudited)

	Nine Months Ended		Quarter Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2005	2004	2005	2004
Net Sales
Industrial Segment	$1,023,540	$911,252	$293,144	$264,754
Consumer Segment	777,779	725,290	223,193	209,224

Consolidated	$1,801,319	$1,636,542	$516,337	$473,978

Income Before Income Taxes
Industrial Segment	$114,563	$95,990	$12,488	$10,029
Consumer Segment	90,707	91,932	13,041	17,727
Corporate/Other	(115,812)	(50,072)	(33,285)	(18,425)

Consolidated	$89,458	$137,850	$(7,756)	$9,331

	February 28, 2005	May 31, 2004
Identifiable Assets
Industrial Segment	$1,188,247	$1,111,978
Consumer Segment	1,080,014	1,087,239
Corporate/Other	217,212	153,902

Consolidated	$2,485,473	$2,353,119

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

Our reporting currency is the U.S. dollar. However, the functional currency of all of our foreign subsidiaries is their local currency. We translate the amounts included in our consolidated statements of income from our foreign subsidiaries into U.S. dollars at weighted average exchange rates, which we believe are fairly representative of the actual exchange rates on the dates of the transactions. Our foreign subsidiaries’ assets and liabilities are translated into U.S. dollars from local currency at the actual exchange rates as of the end of each reporting date, and we record the resulting foreign exchange translation adjustments in our consolidated balance sheets as a component of accumulated other comprehensive income (loss). Translation adjustments will be included in net earnings in the event of a sale or liquidation of any of our underlying foreign investments, or in the event that we distribute the accumulated earnings of consolidated foreign subsidiaries. If we determined that the functional currency of any of our foreign subsidiaries should be the U.S. dollar, our financial statements would be affected. Should this occur, we would adjust our reporting to appropriately account for such change(s).

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2005

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

Goodwill

We apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which addresses the initial recognition and measurement of goodwill and intangible assets acquired in a business combination. We also apply the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be tested on an annual basis, or more frequently as impairment indicators arise. We have elected to perform the required impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated, at the end of our first quarter. Calculating the fair market value of the reporting units requires significant estimates and assumptions by management. We estimate the fair value of our reporting units by applying third-party market value indicators to the respective reporting unit’s annual projected earnings before interest, taxes, depreciation and amortization. In applying this methodology, we rely on a number of factors, including future business plans, actual operating results and market data. In the event that our calculations indicate that goodwill is impaired, a fair value estimate of each tangible and intangible asset would be established. This process would require the application of discounted cash flows expected to be generated by each asset in addition to independent asset appraisals, as appropriate. Cash flow estimates are based on our historical experience and our internal business plans, and appropriate discount rates are applied. Losses, if any, resulting from goodwill impairment tests would be reflected in operating income in our income statement.

Other Long-Lived Assets

We assess identifiable non-goodwill intangibles and other long-lived assets for impairment whenever events or changes in facts and circumstances indicate the possibility that the carrying value may not be recoverable. Factors considered important, which might trigger an impairment evaluation, include the following:

•	significant under-performance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets;

•	significant changes in the strategy for our overall business; and

•	significant negative industry or economic trends.

Measuring a potential impairment of non-goodwill intangibles and other long-lived assets requires various estimates and assumptions, including determining which cash flows are directly related to the asset being evaluated, the useful life over which those cash flows will occur, their amount and the asset’s residual value, if any. If we determine that the carrying value of these assets may not be

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2005

recoverable based upon the existence of one or more of the above-described indicators, any impairment would be measured based on projected net cash flows expected from the asset(s), including eventual disposition. The determination of impairment loss would be based on the best information available, including internal discounted cash flows, quoted market prices when available and independent appraisals as appropriate to determine fair value. Cash flow estimates would be based on our historical experience and our internal business plans, with appropriate discount rates applied. We have not incurred any such impairment loss to date.

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

REPORTABLE SEGMENT INFORMATION

We operate a portfolio of businesses that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives. We manage our portfolio by organizing our businesses into two operating segments — industrial and consumer — based on the nature of business activities; products and services; the structure of management; and the structure of information as presented to the Board of Directors. Within each segment, individual operating companies or groups of companies generally address common markets, utilize similar technologies, and can share

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2005

manufacturing or distribution capabilities. We evaluate the profit performance of our segments based on income before income taxes, but also look to earnings before interest and taxes (“EBIT”) as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations.

In addition to the two operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either operating segment. Related assets consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other expenses reconcile operating segment data to total consolidated net sales, income before income taxes and identifiable assets. Comparative nine month and third quarter results on this basis are illustrated in the following table.

	Nine Months Ended		Quarter Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2005	2004	2005	2004
Net Sales
Industrial Segment	$1,023,540	$911,252	$293,144	$264,754
Consumer Segment	777,779	725,290	223,193	209,224

Consolidated	$1,801,319	$1,636,542	$516,337	$473,978

Income Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$114,563	$95,990	$12,488	$10,029
Interest (Expense), Net	277	85	253	81

EBIT (b)	$114,286	$95,905	$12,235	$9,948

Consumer Segment
Income Before Income Taxes (a)	$90,707	$91,932	$13,041	$17,727
Interest (Expense), Net	267	89	159	49

EBIT (b)	$90,440	$91,843	$12,882	$17,678

Corporate/Other
(Loss) Before Income Taxes (a)	$(115,812)	$(50,072)	$(33,285)	$(18,425)
Interest (Expense), Net	(26,029)	(20,935)	(9,012)	(7,897)

EBIT (b)	$(89,783)	$(29,137)	$(24,273)	$(10,528)

Consolidated
Income Before Income Taxes (a)	$89,458	$137,850	$(7,756)	$9,331
Interest (Expense), Net	(25,485)	(20,761)	(8,600)	(7,767)

EBIT (b)	$114,943	$158,611	$844	$17,098

(a) The presentation includes a reconciliation of Income Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (“GAAP”) in the U.S., to EBIT.

(b) EBIT is defined as earnings before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2005

RESULTS OF OPERATIONS

Three Months Ended February 28, 2005

Net Sales

Net sales on a consolidated basis for the third quarter of fiscal 2005 of $516.3 million improved 8.9 percent, or $42.4 million, over last year’s third quarter net sales of $474.0 million. Reflected in net sales for both periods is the reclassification of cooperative advertising expense, as discussed in Note G to the Financial Statements. Contributing to this improvement over last year was the continued growth in organic sales of approximately 6.1 percent, or $29.0 million, plus 3 small acquisitions, net of one small divestiture, supplying another 1.5 percent growth in sales, or $7.3 million. Net favorable foreign exchange rates, relating primarily to the euro and the Canadian dollar, provided the remaining 1.3 percent, or $6.1 million, of the growth in sales over last year’s third quarter.

Industrial segment net sales for the third quarter grew 10.7 percent to $293.1 million from last year’s $264.8 million, comprising 56.8 percent of the current quarter’s consolidated net sales. This segment’s net sales growth comes primarily from organic sales growth of 6.2 percent, another 2.7 percent from 3 small acquisitions during the past 12 months, net of one small divestiture, and another 1.8 percent from net favorable foreign exchange differences. There were notable organic sales improvements nearly throughout this segment, particularly in corrosion control coatings, powder coatings and in construction sealants, admixtures and exterior insulating finishes, with some of this growth related to increased U.S. commercial construction activity.

Consumer segment net sales for the third quarter grew 6.7 percent to $223.2 million from last year’s $209.2 million, comprising 43.2 percent of the current quarter’s consolidated net sales. Growth in organic sales added 6.0 percent to the consumer segment sales total, plus 0.7 percent from favorable foreign exchange differences. This segment’s organic sales growth was nearly evenly distributed among the businesses, with pricing contributing approximately 40.0 percent of the 6.0 percent organic growth.

Gross Profit Margin

Consolidated gross profit margin of 40.9 percent of net sales this third quarter declined from 43.0 percent a year ago. The continued higher costs of raw materials, particularly petroleum-based, impacted this margin by an incremental increase of approximately 340 basis points (“bps”), and more than offset the combined benefits gained from the current quarter’s higher sales volume and increased selling prices implemented by our businesses.

Industrial segment gross profit margin for the third quarter declined to 42.5 percent of net sales from 43.5 percent last year. Gross profit margin in this segment declined principally as the result of a lower-margin sales mix and continued higher raw material costs. Partially offsetting these factors were the combined benefits gained from the higher sales volume and selling price increases.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2005

Consumer segment gross profit margin for this third quarter declined to 38.7 percent of net sales from 42.4 percent last year. Continued higher raw material and packaging costs negatively impacted this segment’s margin by approximately 570 bps this quarter. Price increases contributed approximately 240 bps to margin this quarter, with the net margin difference between years attributable to sales mix.

Selling, General and Administrative Expenses (“SG&A”)

Consolidated SG&A expense levels improved 160 bps to 37.8 percent of net sales compared with 39.4 percent a year ago. The reclassification of cooperative advertising expense is reflected in both periods presented (see Note G for additional information). The leverage of solid sales growth over last year was the main contributor to the favorable decline in the percentage of costs over the prior year. This year’s adoption of SFAS No. 123 (refer to Note D) plus the expensing of initial grants under our new Omnibus equity incentive plan (20 bps), partially offset this leverage.

Industrial segment SG&A improved by 140 bps to 38.3 percent of net sales this third quarter from 39.7 percent a year ago, reflecting principally the leverage of solid sales growth. Improvements in product liability loss experience (90 bps) nearly offset higher fuel-related distribution costs (70 bps) and compensation-related changes (50 bps).

Consumer segment SG&A improved by 90 bps to 33.0 percent of net sales this third quarter compared with 33.9 percent a year ago, also reflecting principally the leverage of solid growth in organic sales over last year. Compensation-related changes and other growth-related investments (50 bps, total) partly offset this benefit.

Corporate/Other costs decreased during this year’s third quarter to $9.3 million from $10.5 million during last year’s third quarter. Higher costs related to this year’s adoption of SFAS No. 123 and the expensing of initial grants under the new Omnibus equity incentive plan ($1.2 million) and additional corporate governance costs ($0.5 million) were more than offset by reduced insurance costs ($0.8 million) and lower spending levels.

License fee and joint venture income of $0.1 million and $0.2 million for the quarters ended February 28, 2005 and February 29, 2004, respectively, are reflected as reductions of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit cost of $4.0 million and $4.3 million for the quarters ended February 28, 2005 and February 29, 2004, respectively. This decreased pension expense of $0.3 million was largely attributable to a net improvement in the expected return on plan assets, approximating $0.8 million, combined with decreased net actuarial losses recognized, which positively impacted quarter-over-quarter expense by approximately $0.2 million. Offsetting those benefits were increased pension service and interest cost totaling approximately $0.7 million. We expect that pension expense will fluctuate on a year-to-year basis depending upon the investment performance of plan assets, but such changes are not expected to be material as a percentage of income before income taxes.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2005

Asbestos Charges

As described in Note F to the consolidated financial statements, certain of our wholly owned subsidiaries, principally Bondex, along with many other U.S. companies, are and have been involved in asbestos-related suits filed primarily in state courts during the past two decades. During the fiscal year ended May 31, 2003, we recorded an asbestos charge of $140.0 million for measurable known claims, which included a $51.2 million provision for future claims that were estimable as of May 31, 2003. We believed then that the asbestos reserve would be sufficient to cover asbestos-related cash flow requirements over the estimated three-year life of the reserve. The $140.0 million charge also included $15.0 million in total projected defense costs over the estimated three-year life of the reserve.

During the second quarter ending November 30, 2004, based on a review of our pending known claims coupled with a review of our defense costs, we concluded that the $56.0 million balance of the $140.0 million reserve would not likely be sufficient to cover our asbestos-related cash flow requirements for the remainder of the full three-year period originally contemplated by the reserve. We concluded that an increase in our existing reserve was appropriate. An asbestos reserve adjustment of $47.0 million was taken for the quarter ended November 30, 2004, which we believed would be sufficient to cover any incremental cash flow requirements through fiscal 2006 not covered by the $140.0 million reserve, as well as the additional cash flow requirements for the balance of our pending known claims and anticipated higher defense costs. Our $47.0 million reserve increase assumed that approximately $32 million would be allocated to anticipated higher future defense costs, which we expect to continue. During this year’s third fiscal quarter ended February 28, 2005, our quarterly asbestos reserve review indicated that an additional $15 million charge to earnings is needed to adequately cover the pending known claims and related defense costs. With cash outlays of $21.9 million this quarter, our asbestos reserves aggregate $96.3 million at February 28, 2005. As we review our asbestos reserve each quarter, we will make appropriate adjustments to the reserve based on our most recent experience to ensure that it is sufficient to cover the anticipated settlement and defense costs associated with our then pending, known claims. While we have seen positive trends in our average settlement costs, dismissal rates and state law changes going in the right direction and some form of federal legislation once again being discussed, the outlook is still not sufficiently clear to assess the future unknown claims that may be filed against the Company’s subsidiaries. Until the uncertainty of estimating the value of any potential future unknown asbestos claims is substantially reduced, we do not expect to establish any reserve for any such unknown future claims.

Net Interest Expense

Net interest expense was $0.8 million higher this third quarter than a year ago. Interest rates averaged 4.86 percent during this third quarter, approximately 32 bps higher than a year ago, accounting for $0.8 million in increased interest expense. Additional debt outstanding during the past year cost an added $0.6 million during the quarter. These increases are primarily due to our debt refinancings (Refer to “Liquidity and Capital Resources” Section) during the past 18 months, including the $200 million 6.25% Senior Notes issued in December 2003 and the $200 million 4.45% Senior Unsecured Notes issued in September 2004. Higher average net borrowings this year, associated with recent acquisitions, of approximately $24.7 million added $0.2 million of interest cost, while investment income performance

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2005

improved year-over-year, providing $0.8 million of additional income.

Income Before Income Taxes (“IBT”)

Consolidated IBT for this year’s third quarter declined by $17.1 million, or 183.1 percent, to $(7.8) million from $9.3 million during last year’s third quarter, with margin deterioration to (1.5) percent of net sales from 2.0 percent a year ago, reflecting the $15.0 million pre-tax asbestos charge taken during this year’s third quarter. The positive impact from the higher sales volume more than offset the approximate 340 bps impact of the higher cost of raw materials and supplies, which, excluding the asbestos charge, would have resulted in adjusted margins of 1.4 percent compared with last year’s 2.0 percent.

Industrial segment IBT grew by $2.5 million, or 24.5 percent, to $12.5 million from last year’s $10.0 million, mainly from the higher organic sales volume. Consumer segment IBT declined by $4.7 million, or 26.4 percent, to $13.0 million from last year’s $17.7 million, mainly from higher material costs, which more than offset pricing increases and organic sales growth leverage in this segment. Combined operating IBT declined by $2.2 million, or 8.0 percent, over last year.

Income Tax Rate

The effective income tax benefit rate was 38.5 percent for the three months ended February 28, 2005 compared to an effective income tax expense rate of 35.5 percent for the three months ended February 29, 2004. The effective income tax benefit rate for this year’s third quarter reflects the impact of the $15 million asbestos charge. Excluding the asbestos charge, the effective income tax rate for this year’s third quarter would have been adjusted to an effective income tax expense rate of 37.5 percent. This increase in the effective tax rate, excluding the asbestos charge, is principally due to the jurisdictional mix of income, the effective tax rate differential on consolidated foreign subsidiaries and the U.S. tax effect of certain of our foreign activities.

Net Income

Net loss of $4.8 million for the three months ended February 28, 2005 compares to net income of $6.0 million for the same period last year, reflecting the impact of the $9.3 million after-tax asbestos charge taken this year. Excluding the impact of the asbestos charge, this year’s third quarter net income would have been an adjusted $4.5 million, representing a decrease of $1.5 million, or 24.8 percent, from last year’s $6.0 million. Margin on sales would have been an adjusted 0.9 percent this year compared with 1.3 percent of sales for the three month period ended February 29, 2004, despite the approximate 340 bps pre-tax impact from higher material costs. Excluding the charge, earnings per common share would have decreased by 20.0 percent, to an adjusted $0.04 from $0.05 a year ago. As a result of our adoption of EITF 04-8, as outlined in Note I, diluted earnings per share for the quarter ended February 29, 2004 have been restated to include the 8,034,355 shares issuable upon conversion of our contingently convertible debt.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2005

Nine Months Ended February 28, 2005

Net Sales

Net sales on a consolidated basis for the first nine months of fiscal 2005 of $1.801 billion improved 10.1 percent, or $164.8 million, over last year’s first nine months net sales of $1.637 billion. Reflected in net sales for both periods is the reclassification of cooperative advertising expense, as discussed in Note G to the Financial Statements. Contributing to this improvement over last year was the continued growth in organic sales of approximately 7.2 percent, or $118.5 million, plus 5 small acquisitions, net of one small divestiture, supplying another 1.5 percent growth in sales, or $24.1 million. Net favorable foreign exchange rates, relating primarily to the euro and the Canadian dollar, provided the remaining 1.4 percent, or $22.2 million, of the growth in sales over last year’s first nine months.

Industrial segment net sales for the first nine months grew 12.3 percent to $1.024 billion from last year’s $911.3 million, comprising 56.8 percent of the current nine months’ consolidated net sales. This segment’s net sales growth comes primarily from organic sales growth of 8.1 percent, another 1.8 percent from net favorable foreign exchange differences, and 4 small acquisitions during the past 12 months, net of one small divestiture, which added the remaining 2.4 percent of growth to industrial sales. There were notable organic sales improvements among powder coatings, polymer flooring, corrosion control coatings, roofing and in construction sealants, admixtures and exterior insulating finishes, with some of this growth related to increased U.S. commercial construction activity.

Consumer segment net sales for the first nine months grew 7.2 percent to $777.8 million from last year’s $725.3 million, comprising 43.2 percent of the current nine months’ consolidated net sales. Solid growth in organic sales added 6.2 percent to the consumer segment sales total, in addition to 0.7 percent from favorable foreign exchange differences. One small bolt-on product line acquisition during the past 12 months provided the remaining 0.3 percent of sales growth in this segment over last year. There were notable organic sales improvements among wood care products, hobby and craft products, primer-sealers, and small-project paints and coatings.

Gross Profit Margin

Consolidated gross profit margin of 43.1 percent of net sales these first nine months declined from 44.5 percent a year ago. Continued higher costs of raw materials, particularly petroleum-based, impacted this margin by approximately 210 bps, and, combined with a lower-margin mix of sales among product lines, more than offset the margin benefits generated primarily from the leverage of higher organic sales volume and price increases (130 bps) implemented by our businesses.

Industrial segment gross profit margin for these first nine months declined to 44.5 percent of net sales from 45.5 percent last year. The principal factors contributing to the decline in gross margins in this segment were a lower-margin mix of sales and continued higher raw material costs, the latter of which impacted margins by approximately 110 bps. The continued strong growth of the lower-margin roofing

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2005

services business also had a negative margin impact of approximately 20 bps these first nine months. Price increases partly offset these costs by approximately 90 bps.

Consumer segment gross profit margin for these first nine months declined to 41.3 percent of net sales from 43.3 percent last year. Despite the margin leverage from the higher organic sales volume and 190 bps benefit from price increases implemented these first nine months, there was approximately 340 bps of negative margin impact from higher raw material and packaging costs plus a lower-margin mix of sales (20 bps), which represented the main factors contributing to the overall 200 bps decline in this segment’s gross margin from last year.

Selling, General and Administrative Expenses (“SG&A”)

Consolidated SG&A expense levels improved 150 bps to 33.3 percent of net sales compared with 34.8 percent a year ago. The reclassification of cooperative advertising expense is reflected in both periods presented (see Note G for additional information). The leverage of solid sales growth over last year was the primary contributing factor to the improvement. The higher cost of fuel, which contributed to higher distribution costs over last year (30 bps), and this year’s adoption of SFAS No. 123 (refer to Note D), in combination with the expensing of initial grants under our new Omnibus equity incentive plan (20 bps), partially offset these gains.

Industrial segment SG&A improved by 170 bps to 33.3 percent of net sales these first nine months from 35.0 percent a year ago. The main contributors to SG&A improvement were the leverage of solid sales growth along with cost-containment and other savings programs. These improvements were partially offset by higher distribution costs (40 bps) and compensation and other growth-related investments.

Consumer segment SG&A improved by 90 bps to 29.7 percent of net sales these first nine months compared with 30.6 percent a year ago. Solid organic growth in sales over last year provided leverage benefits along with continued cost containment and other savings programs. Partly offsetting these benefits were increased compensation and other growth-related investments made in this segment, in addition to increased fuel-related distribution costs (20 bps).

Corporate/Other costs decreased during this year’s first nine months to $27.8 million from $29.1 million during last year’s first nine months. Generally lower insurance costs and certain other cost reductions more than offset higher costs related to the combination of this year’s adoption of SFAS No. 123 and the expensing of initial grants under our new Omnibus equity incentive plan, approximating $2.8 million, higher corporate governance costs, principally Sarbanes-Oxley Section 404 compliance, approximating $1.5 million, and additional costs related to last year’s establishment of our European development office.

License fee and joint venture income of $0.6 million for each of the nine month periods ended February 28, 2005 and February 29, 2004 is reflected as a reduction of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit cost of $11.9 million and $12.8 million for the nine months ended February 28, 2005 and February 29, 2004, respectively. This

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2005

decreased pension expense of $0.9 million was largely attributable to a net improvement in the expected return on plan assets, approximating $2.5 million, combined with decreased net actuarial losses recognized, which positively impacted year-over-year expense by approximately $0.7 million. Offsetting those benefits were increased pension service and interest cost totaling approximately $2.2 million. We expect that pension expense will fluctuate on a year-to-year basis depending upon the performance of plan assets, but such changes are not expected to be material as a percent of income before income taxes.

Asbestos Charges

As described in Note F to the consolidated financial statements, as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented for the three month period ended February 28, 2005, and in Part II, Item I – Legal Proceedings section of this filing, we recorded asbestos charges of $47 million and $15.0 million in the second and third quarters of the current fiscal year, respectively. Please refer to the sections of this filing mentioned above for further information.

Income Before Income Taxes (“IBT”)

Consolidated IBT for this year’s first nine months of $89.5 million compares with $137.9 million last year, with $62.0 million of this decline resulting from the asbestos charges taken during this year’s second and third quarters. Excluding the charges, IBT for this year’s first nine months would have been an adjusted $151.5 million, or ahead by $13.6 million, or 9.9 percent, from last year’s $137.9 million, resulting in margins at 8.4 percent of sales for both years. This reflects the positive impact from the higher sales volume offsetting the approximate 210 bps impact of higher material costs, plus higher fuel-related distribution costs and the continuation of certain growth-related investments these first nine months in both operating segments.

Industrial segment IBT grew by $18.6 million, or 19.3 percent, to $114.6 million from last year’s $96.0 million, mainly from the higher organic sales volume. Consumer segment IBT declined by $1.2 million, or 1.3 percent, to $90.7 million from last year’s $91.9 million, mainly from higher material costs, which more than offset pricing increases and organic sales growth leverage in this segment. Combined operating IBT growth totaled $17.3 million, or 9.2 percent, over last year.

Net Interest Expense

Net interest expense was $4.7 million higher these first nine months than a year ago. Interest rates averaged 4.7 percent during these first nine months, compared with 3.9 percent a year ago, accounting for $5.8 million of the interest cost increase. Additional debt outstanding during the past year cost an approximate $0.7 million during these first nine months. These increases are primarily due to our debt refinancing (Refer to “Liquidity and Capital Resources” Section) during the past 18 months, including the $200 million 6.25% Senior Notes issued in December 2003 and the $200 million 4.45% Senior Unsecured Notes issued in September 2004. Higher average net borrowings this year, associated with recent acquisitions, of approximately $29.8 million added $0.6 million of interest cost, while investment

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2005

income performance improved year-over-year, providing $2.4 million of additional income.

Income Tax Rate

The effective income tax expense rate was 34.2 percent for the nine months ended February 28, 2005 compared to an effective income tax expense rate of 35.5 percent for the nine months ended February 29, 2004. The effective tax expense rate for this year’s first nine months reflects the impact of the $62 million asbestos charges. Excluding the asbestos charges, the effective income tax rate for this year’s first nine months would have been adjusted to an effective income tax expense rate of 35.6 percent. This slight increase in the effective tax rate, excluding the asbestos charges, is principally due to the effective tax rate differential on consolidated foreign subsidiaries and the U.S. tax effect of certain of our foreign activities.

Net Income

Net income for this year’s first nine months of $58.8 million compares with last year’s $88.9 million, reflecting the $38.7 million after-tax cost of the asbestos liability charges taken during this year’s first nine months. Excluding the charges, this year’s first nine months adjusted net income would have been $97.5 million, ahead $8.6 million, or 9.7 percent, from last year. The margin on sales would have remained constant at an adjusted 5.4 percent of sales for both nine-month periods, despite the approximate 210 bps pre-tax impact from higher material costs. Diluted earnings per common share would have increased to an adjusted $0.79, or by 8.2 percent, from $0.73 a year ago. As a result of our adoption of EITF 04-8, as outlined in Note I, diluted earnings per share for the nine months ended February 29, 2004 have been restated to include the 8,034,355 shares issuable upon conversion of our contingently convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From:

Operating Activities

There was $97.2 million of cash generated from operations during the first nine months of fiscal 2005 compared with $120.6 million generated during the same period a year ago, or a net decrease of $23.4 million. Excluding the $62.0 million ($38.7 million after-tax) effect of the non-cash asbestos charges taken during the first nine months, which did not affect cash flow, our adjusted period-over-period increase in net income and depreciation and amortization would have been a positive $10.7 million through the first nine months. “Items not affecting cash and other” and “changes in operating working capital” combined reflect a net negative use of cash flow period-over-period of $23.2 million. Changes in trade accounts receivable generated a period-over-period use of cash flow of $1.5 million, net of foreign exchange differences, principally due to a slight increase in day sales outstanding, year-over-year. Inventories required an additional $13.7 million of operating cash, net of foreign exchange differences, as a result of the increased sales volume and the associated inventory required to support those levels as well as certain strategic inventory builds in light of the higher cost environment and to address certain commodity allocations. Accounts payable had a negative period-over-period effect on cash flow of $1.5 million, net of foreign exchange differences, mostly as a result of timing of payments and receipts of

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2005

materials. All other remaining balance sheet changes related to “items not affecting cash and other” and “changes in operating working” had a net negative impact of $6.5 million. Management continues to focus on improving accounts receivable collection and managing inventory levels to lower levels as a result of strengthened information technology systems and continuous improvements in operating techniques, such as Class “A” manufacturing.

In other areas, long-term and short-term asbestos-related reserves, net of taxes, reflect period over period additional usage of cash of approximately $11.0 million, excluding the non-cash $38.7 million after-tax increase in the Company’s reserves for asbestos-related liabilities. As disclosed in our “Critical Accounting Policies and Estimates” and our discussion on asbestos litigation (refer to Item 1. Legal Proceedings, Part II-Other Information), the significant increase in asbestos claims activity and the disproportionate impact of joint and several liability laws in several states on our Bondex subsidiary caused our third-party insurance to be depleted during the first quarter of fiscal 2004. Accordingly, we are now required to fund costs previously covered by third-party insurance through cash from operations. We anticipate that cash flows from operations and other sources will be sufficient to meet all asbestos-related obligations on a short-term and long-term basis.

Cash provided from operations remains our primary source of financing internal growth, with limited use of short-term debt.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth through improved production and distribution efficiencies and capacity, and to enhance administration. Capital expenditures during the first nine months of fiscal 2005 of $34.5 million compare with depreciation of $36.9 million. We are not a capital intensive business and capital expenditures generally do not exceed depreciation in a given year. Capital spending is expected to approximate our depreciation levels for the next several years as additional capacity is brought on-line to support our continued growth. With additional minor plant expansions, we believe there will be adequate production capacity to meet our needs for the next several years at normal growth rates.

During the first nine months of fiscal 2005, we invested a total of $9.9 million for one product line acquisition and received proceeds of $4.5 million from the sale of assets.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2005

securitization program. On July 13, 2004, we completed an exchange offer pursuant to which holders exchanged the initial notes for notes registered under the Securities Act of 1933.

On September 30, 2004, we issued and sold $200 million aggregate principal amount of 4.45% Senior Unsecured Notes due 2009 (“4.45% Senior Notes”), which we concurrently swapped back to floating interest rate debt (refer to interest rate risk discussion below). The 4.45% Senior Notes were offered to qualified institutional buyers under Rule 144A. The total net proceeds of $198.0 million from this offering of the 4.45% Senior Notes will be used to refinance existing indebtedness. More specifically, we plan to use a portion of the net proceeds to refinance portions of our current outstanding floating rate indebtedness. We applied a portion of the proceeds to pay off our $15.0 million 6.12% Senior Notes due 2004, which matured on November 15, 2004, $68.0 million of commercial paper, and anticipate holding the remainder as cash or short-term investments to be used toward satisfying our indebtedness under our $150.0 million 7.0% Senior Notes due 2005, which mature on June 15, 2005. Pursuant to a Registration Rights Agreement between the Company and the initial purchasers of the 4.45% Senior Notes, the Company filed a registration statement to register new 4.45% Senior Notes (“Exchange Notes”) under the Securities Act of 1933 and, on March 28, 2005, commenced an exchange offer so as to allow holders to exchange the 4.45% Senior Notes for the same principal amount of Exchange Notes with substantially identical terms, except that the Exchange Notes will be freely transferable under the Securities Act of 1933.

During November 2004, we refinanced our $500 million revolving credit facility with a $330 million 5-year credit facility. This new facility will be used for general corporate purposes, including acquisitions and to provide back-up liquidity for the issuance of commercial paper. The facility provides for borrowings in U.S. dollars and several foreign currencies and provides sublimits for the issuance of letters of credit in an aggregate amount of up to $25 million and a swing-line of up to $20 million for short-term borrowings of less than 15 days. In addition, the size of the facility may be expanded upon our request by up to an additional $100 million, thus potentially expanding the facility to $430 million, subject to lender approval.

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

Our debt-to-capital ratio was 44.8 percent at February 28, 2005, up from 42.5 percent at May 31, 2004. Had we been able to reduce our total outstanding debt by all of our cash and short-term investments available as of February 28, 2005 and May 31, 2004, to satisfy some or all of our indebtedness, our adjusted net (of cash) debt-to-capital ratio would have been 39.2 percent and 41.1 percent, respectively.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2005

The following table summarizes our financial obligations and their expected maturities at February 28, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations
(In thousands)

	Total
	Contractual	Payments Due In
	Payment
	Stream	2006	2007-08	2009-10	After 2010

Long-term debt obligations	$839,050	$3,425	$10,180	$625,402	$200,043
Operating lease obligations (1)	71,379	20,002	26,297	10,769	14,311
Other long-term liabilities (2)	144,200	11,300	16,000	27,100	89,800

Total	$1,054,629	$34,727	$52,477	$663,271	$304,154

(1)	We calculate non-cancelable operating lease obligations on an annual basis and consequently such information is not available at February 28, 2005. The amounts shown above represent the obligations at May 31, 2004.

(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans in the U.S. and Canada, assuming no actuarial gains or losses, assumption change or plan changes occur in any period. Projections for our other non-U.S. plans are not currently determinable.

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

OTHER MATTERS

Environmental Matters

Environmental obligations continue to be appropriately addressed and, based upon the latest available information, it is not anticipated that the outcome of such matters will materially affect the Company’s results of operations of financial condition. Our critical accounting policies and estimates set forth above describe our method of establishing and adjusting environmental-related accruals and should be read in conjunction with this disclosure. (For additional information, refer to Note H to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended May 31, 2004.)

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2005

Income Tax Matters

On October 22, 2004 the American Jobs Creation Act of 2004 (the Act) was signed into law. Included in the Act is a provision allowing, in general, a new special tax deduction of up to 9% (once fully phased-in) of the lesser of 1) “qualified production activities income” as defined in the Act or 2) taxable income for the tax year, after deduction for the utilization of any net operating loss carryforwards.

As a result of the new special tax deduction provision included in the Act, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (SFAS 109), ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1) in December 2004. FSP 109-1 provides that the new special tax deduction created in the Act should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction.

The effective date of the new special tax deduction included in the Act is for tax years beginning after December 31, 2004. Accordingly, the new provision is not available for our current fiscal year ending May 31, 2005. Rather, the new provision is first available to us for our fiscal year ending May 31, 2006. We are currently evaluating the effect that the new special tax deduction will have on our results for the year ending May 31, 2006.

Also included in the Act is a provision allowing corporate taxpayers to claim a special one-time dividends received deduction of certain foreign earnings that are repatriated to the U.S. The new provision is applicable, given our fiscal year-end, for qualifying repatriations made prior to May 31, 2006. In general, a deduction of 85% of certain dividends, in excess of a base-period amount, received from certain controlled foreign subsidiaries is allowable. The repatriation provision is comprised of an intricate set of rules and is subject to limitations and reinvestment requirements.

In response to the new special one-time dividends received deduction, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2) in December 2004. FSP 109-2 provides accounting and disclosure guidance for the repatriation process.

Given the complexity of the repatriation provision, computing the tax effects of the repatriation provision are not practically determinable at this time. Accordingly, we do not anticipate electing the repatriation provision for our fiscal year ending May 31, 2005. We may elect to apply this provision during our year ending May 31, 2006. The Company expects to complete an evaluation of the effect the new special one-time dividends received deduction, including a comprehensive calculation of the applicable base-period amount and tax effect of any repatriation, may have on our results for the year ending May 31, 2006. We plan to complete our analysis during our 2006 fiscal year.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2005

FORWARD–LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) general economic conditions; (b) the price and supply of raw materials, particularly titanium dioxide, certain resins, aerosols and solvents; (c) continued growth in demand for the Company’s products; (d) legal, environmental and litigation risks inherent in the Company’s construction and chemicals businesses and risks related to the adequacy of the Company’s insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon the Company’s foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with the Company’s ongoing acquisition and divestiture activities; (i) risks related to the adequacy of its contingent liability reserves, including for asbestos-related claims; and other risks detailed in the Company’s other reports and statements filed with the Securities and Exchange Commission, including the risk factors set forth in the Company’s prospectus and prospectus supplement included as part of the Company’s Registration Statement on Form S-4 (File No. 333-120536), as the same may be amended from time to time. The Company does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2005 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2005

(b) CHANGES IN INTERNAL CONTROL.

     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

EIFS Litigation

As previously reported, Dryvit is a defendant or co-defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of February 28, 2005, Dryvit was a defendant or co-defendant in approximately 200 single family residential EIFS cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

As previously reported, Dryvit is a defendant in an attempted state class action filed on November 14, 2000 in Jefferson County, Tennessee styled Bobby R. Posey, et al. v. Dryvit Systems, Inc. (formerly styled William J. Humphrey, et al. v. Dryvit Systems, Inc.) (Case No. 17,715-IV) (“Posey”). As previously reported, a preliminary approval order was entered on April 8, 2002 in the Posey case for a proposed nationwide class action settlement covering, “All Persons who, as of June 5, 2002, own a one- or two-family residential dwelling or townhouse in any State other than North Carolina clad, in whole or in part, with Dryvit EIFS installed after January 1, 1989, except persons who (1) prior to June 5, 2002, have settled with Dryvit, providing a release of claims relating to Dryvit EIFS; or (2) have not obtained a judgment against Settling Defendant for a Dryvit EIFS claim, or had a judgment entered against them on such a claim in Settling Defendants’ favor; and (3) any employees of Dryvit.” Nationwide notice to all eligible class members began on or about June 13, 2002. Any person who wished to be excluded from the Posey settlement was provided an opportunity to individually “opt out” and thus not be bound by the final Posey order.

A fairness hearing was held to determine whether the proposed settlement is fair, reasonable and adequate and an order and judgment granting final approval of the settlement was entered on January 14, 2003. Notices of appeal were filed by persons seeking to challenge certain provisions of the proposed settlement including challenging the trial court’s denial of certain builders and one homeowner’s right to appear at the fairness hearing and intervene in the underlying action. On March 22, 2004, the Tennessee Court of Appeals dismissed the homeowner’s appeal but ruled that the builders should be allowed to intervene to determine their rights and obligations, if any, under the proposed national settlement.

During the pendency of the foregoing issues, the court allowed claims to be processed under the proposed Posey settlement. In mid-September 2004 the court entered a stay order which effectively suspended any further processing of claims pending the outcome of the next court hearing. The stay was lifted on January 4, 2005 and claims processing has resumed. As of March 25, 2005, approximately 7,178 total claims have been filed as of the claim filing deadline. Of these 7,178 claims, approximately 4,306 claims have been rejected or closed for various reasons under the terms of the settlement. An additional 153 claims are under review for potential filing deficiencies. The approximately 2,719 remaining claims are at various stages of review and processing under the terms of the proposed settlement and it is possible that some of these claims will be rejected or closed without payment. As of February 28, 2005,

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

approximately 433 homeowner claims have been paid a total of approximately $4.6 million. Additional payments have and will continue to be made in connection with the ongoing administration of the claims, inspection costs, third party warranties and class counsel attorneys’ fees.

Although Dryvit’s ultimate claims experience under Posey may vary from management’s current expectations, Dryvit believes that its reserves and available third party excess insurance will be adequate to cover the anticipated costs of the Posey settlement.

Third party excess insurers are currently paying a portion of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits. Under current cost-sharing agreements, the terms of which are subject to periodic renegotiations, third party excess insurers cover various portions of Dryvit’s indemnity and defense costs. Dryvit has, however, assumed a greater share of the costs associated with EIFS claims depending on the type of claim and applicable date of construction and, as various new excess insurers are requested to participate, Dryvit may have to assume an additional share of the costs pending negotiation of applicable cost-sharing agreements. Management believes Dryvit’s current EIFS lawsuits will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Asbestos Litigation

As previously reported, certain of the Company’s wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as “the Subsidiaries”), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in five states – Illinois, Ohio, Mississippi, Texas and Florida. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by the Company’s Subsidiaries.

The Company’s Subsidiaries vigorously defend these asbestos-related lawsuits and in many cases, the plaintiffs are unable to demonstrate that any injuries they have incurred, in fact, resulted from exposure to one of our Subsidiaries’ products. In such cases, the Subsidiaries are generally dismissed without payment. With respect to those cases where compensable disease, exposure and causation are established with respect to one of our Subsidiaries’ products, the Subsidiaries generally settle for amounts that reflect the confirmed disease, the particular jurisdiction, applicable law, the number and solvency of other parties in the case and various other factors which may influence the settlement value each party assigns to a particular case at the time.

As of February 28, 2005, the Company’s Subsidiaries had a total of 8,259 active asbestos cases compared to a total of 4,652 cases as of February 29, 2004. Consistent with the last several quarters, the vast majority of the year to year increase in active cases continues to involve filings by non-malignant claimants. The Company’s Subsidiaries continue to vigorously defend these non-malignant cases. Based upon past experience, these non-malignant claims are typically dismissed without payment. For the quarter ended February 28, 2005, the Company’s

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Subsidiaries secured dismissals and/or settlements of 206 claims and made total payments of $21.9 million, which included defense costs paid during the current quarter of $2.7 million. For the comparable period ended February 29, 2004, dismissals and/or settlements covered 156 claims and total payments were $12.2 million, which included defense costs paid during the quarter of $2.2 million. In some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal statistics on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis and the amounts and rates can vary widely depending on a variety of factors including the mix of malignancy and non-malignancy claims and the amount of defense costs incurred during the period.

The rate at which plaintiffs filed asbestos-related suits against the Company’s Subsidiaries, particularly Bondex, has increased since the fourth fiscal quarter of 2002, influenced by the bankruptcy filings of numerous other defendants in asbestos-related litigation. Based on the significant increase in asbestos claims activity which, in many cases disproportionately increased Bondex’s exposure in joint and several liability law states, our third-party insurance was depleted within the first fiscal quarter of 2004, as previously reported. Our third-party insurers historically had been responsible, under various cost-sharing arrangements, for the payment of approximately 90% of the indemnity and defense costs associated with our asbestos litigation. Prior to this sudden precipitous increase in loss rates, the combination of book loss reserves and insurance coverage was expected to adequately cover asbestos liabilities for the foreseeable future. We have reserved our rights with respect to various of our third-party insurers’ claims of exhaustion, and in late calendar 2002 commenced reviewing our known insurance policies to determine whether other insurance limits may be available to cover our asbestos liabilities.

As a result of an examination of our Subsidiaries’ historical insurance and as previously disclosed, certain of our Subsidiaries filed a complaint for declaratory judgment, breach of contract and bad faith against various third party insurers challenging their assertion that their policies covering asbestos-related claims have been exhausted. Since the July 3, 2003 filing in Ohio, this action was combined with a related case and, pursuant to a new December 4, 2004 case management order, the parties are to complete discovery by January 30, 2006. A trial date in March 2006 was originally set; however, it is possible that this and other dates may be modified as the case progresses.

We are unable at the present time to predict the timing or ultimate outcome of this insurance coverage litigation. Consequently, we are unable to predict whether, or to what extent, any additional insurance may be available to cover a portion of our Subsidiaries’ asbestos liabilities. We have not included any potential benefits from this litigation either in our financial statements or in calculating our asbestos reserve. Our wholly-owned captive insurance companies have not provided any insurance or re-insurance coverage for any of our Subsidiaries’ asbestos-related claims.

During the last seven months of 2003, new state liability laws were enacted in three states (Mississippi, Ohio and Texas) where at that time more than 80% of the claims against Bondex were pending. Effective dates for the last two of the law changes were April 8, 2003 and July 1, 2003. The changes generally provided for liability to be determined on a “proportional cause”

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2005

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

basis, thereby limiting Bondex’s responsibility to only its share of the alleged asbestos exposure. During the third and fourth fiscal quarters of 2004, two of the three previously-mentioned states that adopted “proportional cause” liability in 2003, passed additional legislation impacting medical criteria and product identification in asbestos-related litigation. While there have been some changes in the type of claims filed in certain of these states, the ultimate influence these law changes may have on future claims activity and settlement values is not known at this time. Claims in these three subject states at the quarter ended February 28, 2005, coupled with the non-malignancy filings in Florida, currently comprise approximately 80% of the aggregate claims filed against Bondex.

At the end of 2002 and through the third fiscal quarter of 2003, Bondex had concluded it was not possible to estimate the cost of disposing all of the asbestos-related claims that might be filed against Bondex in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of any future asbestos-related claims. As previously disclosed, during the fourth fiscal quarter of 2003, Bondex retained a consulting firm to assist in analyzing its loss history data, to evaluate whether it would be possible to estimate the cost of disposing pending claims in light of both past and recent loss history, and to assist in determining whether future asbestos-related claims reasonably expected to be filed against Bondex were measurable, given recent changes in various state laws and the prospect of potential federal asbestos-related legislation.

Bondex provided these consultants with all relevant data regarding asbestos-related claims filed against Bondex through May 31, 2003. Management, with the consultants’ input, concluded at the time that it was not possible to currently estimate the full range of the cost of resolving all future asbestos-related claims against Bondex. Estimating the future cost of asbestos related contingent liabilities was and continues to be subject to many uncertainties, including (i) the ultimate number of claims filed; (ii) the cost of resolving both current known and future unknown claims; (iii) the amount of insurance, if any, available to cover such claims, including the outcome of coverage litigation against the Subsidiaries’ third party insurers; (iv) future earnings and cash flow of the Company’s Subsidiaries; (v) the impact of bankruptcies of other companies whose share of liability may be imposed on the Company’s Subsidiaries under certain state liability laws; (vi) the unpredictable aspects of the litigation process including a changing trial docket and the jurisdictions in which trials are scheduled; (vii) the outcome of any such trials including judgments or jury verdicts, as a result of our more aggressive defense posture which includes taking selective cases to verdict; (viii) the lack of specific information in many cases concerning exposure to the Subsidiaries’ products and the claimants’ diseases; (ix) potential changes in applicable federal and/or state law; and (x) the potential impact of various proposed structured settlement transactions or subsidiary bankruptcies by other companies, some of which are the subject of federal appellate court review, the outcome of which could materially affect any future asbestos-related liability estimates. In addition, during calendar 2003, passage by the United States Senate Judiciary Committee of a proposed bill to establish a trust fund to pay future asbestos related claims and remove such cases from federal and state courts with industry and insurers funding the trust has become a significant, new variable that has made it increasingly difficult to predict with certainty the full exposure of future, unknown asbestos-

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

related claims. The ongoing prospect of federal trust fund legislation is expected to continue to be a significant unknown variable in assessing our future asbestos-related liabilities.

Based on the foregoing considerations, at May 31, 2003, we concluded that we could not fully estimate the liability that would result from all future asbestos claims. We established a reserve for those pending cases that had progressed to a stage where the cost to dispose of these cases could, at the time, reasonably be estimated, as well as a $51.2 million provision for future unasserted claims that were estimable at May 31, 2003. The estimation of even pending cases was and is always difficult due to the dynamic nature of asbestos litigation including the variables discussed above. As described below, the estimated range of potential loss covering measurable known asbestos claims and this provision for future claims that were estimable at May 31, 2003 was $140.0 million to $145.0 million. Accordingly, we established a reserve equal to the lower end of this range of potential loss by taking an asbestos charge to fiscal 2003 operations of $140.0 million. At the time of the reserve, we believed that this asbestos reserve would be sufficient to cover our asbestos-related cash flow requirements over the estimated three-year life of the reserve. The $140.0 million charge also included $15.0 million in total projected defense costs over the estimated three-year life of the reserve. By comparison, Bondex’s share of costs (net of then-available third-party insurance) for asbestos-related product liability were $6.7 million and $2.8 million for the years ended May 31, 2003 and 2002, respectively.

Since May 31, 2003, we have reviewed and evaluated on a quarterly basis the adequacy of our asbestos reserve. The range of loss calculation for the $140 million reserve was based on an extensive analysis of the most critical factors that influence our asbestos-related costs including: (i) the gross number of open malignancy claims (principally mesothelioma claims) as these claims have the most significant impact on our asbestos settlement costs; (ii) historical and current settlement costs and dismissal rates by various categories; (iii) analysis of the jurisdiction and governing law of the states in which these claims are pending; (iv) and outside defense counsel’s opinions and recommendations with respect to the merits of such claims. Although the number of open malignancy claims has remained relatively constant since May 31, 2003 continuing through the quarter ended February 28, 2005, our average settlement costs for malignancy claims have declined and dismissal rates have increased. Several defense verdicts during the second half of fiscal 2004 further contributed to lower settlement values and higher dismissal rates. Our defense costs, however, have increased significantly as a result of our more aggressive defense strategy, which includes taking selective cases to verdict.

As previously disclosed, based on our review of our asbestos reserve for the second quarter ending November 30, 2004, we concluded that an increase in our reserve was appropriate and took an asbestos reserve adjustment of $47.0 million for the quarter ended November 30, 2004, which we believed would be sufficient to cover any incremental cash flow requirements through fiscal 2006 not covered by the $140.0 million reserve, as well as the additional cash flow requirements for the balance of our then pending known claims and anticipated higher defense costs. Approximately $32.0 million of the $47.0 million reserve adjustment was allocated to anticipated higher future defense costs.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

During the third quarter ending February 28, 2005, based on a review of our pending known claims coupled with a review of our defense costs, we have concluded that an increase in our existing reserve is appropriate. An asbestos reserve adjustment of $15.0 million has been taken for the quarter ended February 28, 2005 which includes $6.1 million for future defense costs. This reserve adjustment puts our total reserves at approximately $96.3 million, which we believe will be sufficient to cover the cash flow requirements for the balance of our pending known claims and defense costs. Our $15.0 million reserve increase is based on our most recent quarter’s experience and our valuation of our known existing claims. (For additional information, refer to Note F to the Consolidated Financial Statements). As previously disclosed, as we review our asbestos reserve each quarter, we will make appropriate adjustments to the reserve based on our most recent experience to ensure that it is sufficient to cover the anticipated settlement and defense costs associated with our then pending, known claims. Until the uncertainty of estimating the value of any potential future unknown asbestos claims is substantially reduced, we do not expect to establish any reserve for any such unknown future claims.

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

The Company will continue to evaluate its asbestos-related loss exposure each quarter and review the adequacy of our reserve and the related cash flow implications in light of our most recent actual claims experience, the impact of state law changes and the evolving nature of federal legislative efforts to address asbestos litigation. We will continue to explore all feasible alternatives available to resolve our asbestos-related exposure in a manner consistent with the best interests of our stockholders.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Environmental Proceedings

As previously reported, several of the Company’s subsidiaries are, from time to time, identified as a “potentially responsible party” under the Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental statutes. In some cases, the Company’s Subsidiaries are participating in the cost of certain clean-up efforts or other remedial actions. The Company’s share of such costs, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations. See “Business-Environmental Matters,” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2004.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS

Exhibit
No.	Exhibit Description
11.1	Computation of Net Income per share of Common Stock. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer. (x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer. (x)

(x)	Filed herewith.

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

Dated: April 7, 2005