Form 10-K
period 2005-05-31
RPM INTERNATIONAL INC/DE/
filed 2005-08-15
CIK 110621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 1-14187
RPM INTERNATIONAL INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	02-0642224

(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

P.O. Box 777, 2628 Pearl Road, Medina, Ohio	44258

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (330) 273-5090
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	New York Stock Exchange
Rights to Purchase Shares of Common Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:   None
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     As of August 1, 2005, 117,648,591 shares of Common Stock were outstanding.
     The aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Stock as reported on the New York Stock Exchange on November 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $2,143,073,983. For purposes of this information, the 1,241,678 outstanding shares of Common Stock which were owned beneficially as of November 30, 2004 by executive officers and Directors of the Registrant were deemed to be the shares of Common Stock held by affiliates.
Documents Incorporated by Reference
     Portions of the following documents are incorporated by reference to Parts II, III and IV of this Annual Report on Form 10-K: (i) definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 7, 2005 (the “2005 Proxy Statement”) and (ii) the Registrant’s 2005 Annual Report to Stockholders for the fiscal year ended May 31, 2005 (the “2005 Annual Report to Stockholders”).
     Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2005.

PART I
Item 1. Business.
THE COMPANY
               RPM International Inc. (“RPM” or the “Company”) is the successor to the reporting obligations of RPM, Inc., an Ohio corporation, following a statutory merger effective as of October 15, 2002, for the purpose of changing RPM, Inc.’s state of incorporation to Delaware. RPM, Inc. was organized in 1947 as an Ohio corporation under the name Republic Powdered Metals, Inc., and, on November 9, 1971, its name was changed to RPM, Inc.
               In connection with the 2002 reincorporation, RPM International Inc. realigned its various operating companies according to their product offerings, served end markets, customer base and operating philosophy. Those operating companies that tend to be entrepreneurial and serve niche markets continue to be owned by RPM, Inc. Operating companies that primarily serve the consumer markets were transferred to RPM Consumer Holding Company, which is wholly owned by RPM International Inc. Ownership of operating companies that primarily serve the industrial markets was transferred to another wholly owned subsidiary of RPM International Inc., RPM Industrial Holding Company. As a result of the reincorporation, RPM International Inc. became the successor issuer to RPM, Inc. under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and succeeded to RPM, Inc.’s reporting obligations thereunder.
     As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise. The Company has its principal executive offices at 2628 Pearl Road, P.O. Box 777, Medina, Ohio 44258, and its telephone number is (330) 273-5090.
RECENT DEVELOPMENTS
     On June 15, 2005, the Company borrowed $115.0 million under its $330.0 million, five-year revolving credit facility. The majority of the borrowing, along with cash in hand, was used to repay in full the principal and accrued interest on the Company’s $150.0 million 7.0% Senior Unsecured Notes due 2005. The remainder of the cash borrowed was used for general corporate purposes.
     On July 22, 2005, the Company’s subsidiary, Tremco Incorporated, signed a definitive purchase agreement to acquire Illbruck Sealant Systems (“Illbruck”). Illbruck, located in Leverkusen, Germany, is a provider of high-performance sealant and installation systems. The acquisition will increase the Company’s global presence in core waterproofing and sealants systems technology. The acquisition is expected to close in September 2005, pending appropriate European government approval.
BUSINESS
          RPM subsidiaries manufacture, market and sell high quality specialty paints, protective coatings and roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of both the industrial and consumer markets. The Company’s family of products includes those marketed under brand names such as CARBOLINE, DAP, DAY-GLO, FLECTO, RUST-OLEUM, STONHARD, TREMCO and ZINSSER. As of May 31, 2005, RPM subsidiaries marketed products in 149 countries and territories and operated manufacturing facilities in 71 locations in the United States, Argentina, Belgium, Canada, China, Colombia, Germany, Italy, Mexico, The Netherlands, New Zealand, Poland, South Africa, the United Arab Emirates and the United Kingdom. Approximately 24%

of the Company’s sales are generated in international markets through a combination of exports and direct sales by affiliates in foreign countries. For the fiscal year ended May 31, 2005, the Company recorded sales of $2.556 billion.
Available Information
          The Company’s Internet website address is www.rpminc.com. The Company makes available free of charge on or through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.
Operating Segment Information
          The Company has determined that it has two operating segments: industrial and consumer, based on the nature of its business activities, products and services, the structure of management and the structure of information as presented to the Board of Directors. Within each segment, individual operating companies or groups of companies generally address common markets, utilize similar technologies and are able to share manufacturing or distribution capabilities. The industrial segment constitutes approximately 56% of sales and includes maintenance and protection products for roofing and waterproofing systems, flooring, corrosion control and other specialty applications. The consumer segment constitutes approximately 44% of sales and includes rust-preventative, special purpose and decorative paints, caulks, sealants, primers and other branded consumer products. See Note I (Segment Information) of the Notes to the Consolidated Financial Statements which appear in the Annual Report to Stockholders, incorporated herein by reference, for financial information relating to the Company’s two operating segments.

Industrial Segment
          Industrial segment products are sold throughout North America and account for most of the Company’s sales in Europe, South America, Asia, South Africa, Australia and the Middle East. The Company’s industrial businesses, which account for the majority of its international sales, sell directly to contractors, distributors and end-users, such as industrial manufacturing facilities, educational and governmental institutions and commercial establishments. The industrial segment generated $1.442 billion in net sales for the fiscal year ended May 31, 2005 and is comprised of the following major product lines:
•	sealants and institutional roofing systems used in building protection, maintenance and weatherproofing applications marketed under the Company’s TREMCO, REPUBLIC, VULKEM and DYMERIC brand names. Recently introduced products include basement waterproofing sealants marketed under the TUFF-N-DRI and WATCHDOG WATERPROOFING brand names, and specialized roofing maintenance and related services marketed under the WEATHERPROOFING TECHNOLOGIES brand name;

•	high-performance polymer flooring systems for industrial, institutional and commercial facility floor surfaces marketed under the STONHARD brand name, including flooring systems marketed as part of the STONBLEND RTZ product line. The Company also manufactures and supplies molded and pultruded fiberglass reinforced plastic gratings used for industrial platforms, staircases and walkways marketed under the FIBERGRATE brand name;

•	high-performance, heavy-duty corrosion control coatings, structural and architectural fireproofing products, and primary and secondary containment linings for a wide variety of industrial infrastructure applications marketed under the CARBOLINE, NULLIFIRE, A/D FIRE and PLASITE brand names;

•	exterior insulating finishing systems, including textured finish coats, sealers and variegated aggregate finishes marketed under the DRYVIT brand name; and

•	a variety of products for specialized applications, including powder coatings for exterior and interior applications marketed under the TCI brand name, fluorescent colorants and pigments marketed under the DAY-GLO brand name, concrete and masonry additives and related construction chemicals marketed under the EUCO brand name, commercial carpet and floor cleaning solutions marketed under the CHEMSPEC brand name, industrial and commercial floor systems marketed under the LOCK-TILE and ECOLOC brand names, specialty adhesives and sealants marketed under the COMPACTA and PACTAN brand names, fuel additives marketed under the VALVTECT brand name, wood and lumber treatments marketed under the KOP-COAT brand name, and pleasure marine coatings marketed under the PETTIT, WOOLSEY and Z-SPAR brand names.
Consumer Segment
          The consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for home maintenance and improvement, automotive and boat repair and maintenance, and hobby and leisure applications. The consumer segment’s major manufacturing and distribution operations are located in North America. Consumer segment products are sold throughout North America to mass merchandisers, home improvement centers, hardware stores, paint stores, automotive supply stores, craft shops and through distributors. The consumer segment generated $1.114 billion in sales in the fiscal year ended May 31, 2005 and is comprised of the following major product lines:
•	a broad line of coating products sold under various RUST-OLEUM brands to protect and beautify metal, wood, and concrete surfaces for the DIY and professional markets. Leading brands within the RUST-OLEUM portfolio include STOPS RUST, AMERICAN ACCENTS, PAINTER’S TOUCH, SPECIALTY, PROFESSIONAL, TREMCLAD, VARATHANE, MONO, WATCO, EPOXY SHIELD, INDUSTRIAL CHOICE, LABOR SAVER, ROAD WARRIOR, SIERRA PERFORMANCE, HARD HAT, MATHYS, COMBI COLOR and NOXYDE;

•	a complete line of caulks and sealants, patch and repair products and adhesives for the markets for home improvement, repair and construction and the autobody aftermarket, marketed through a wide assortment of DAP and BONDO branded products including ALEX PLUS, KWIK SEAL, SIDEWINDER ADVANCED SIDING and WINDOW SEALANT, WELDWOOD, ‘33’, PLASTIC WOOD, DRYDEX, EASY SOLUTIONS, CRACKSHOT, PHENOSEAL, BONDO and DYNATRON;

•	a broad line of specialty products targeted to solve problems for the paint contractor and the DIYer for applications that include surface preparation, primers and sealers, mold and mildew prevention and maintenance, wallpaper removal and application, and waterproofing. Leading brand names include ZINSSER, B-I-N, BULLS EYE 1-2-3, COVER-STAIN, DIF, FAST PRIME, SEALCOAT, JOMAX, GARDZ, PERMA WHITE, SHIELDZ, WATERTITE, PARKS, PAPERTIGER and WALWORKS; and

•	an assortment of other products, including hobby paints and cements marketed under the TESTORS brand name, wood furniture finishes and touch-up products marketed under the CCI, MOHAWK, CHEMICAL COATINGS, BEHLEN and WESTFIELD COATINGS brand names, deck and fence restoration products marketed under the WOLMAN brand name, high-end wallcoverings and fabrics marketed under the THIBAUT brand, metallic and faux finish coatings marketed under the MODERN MASTERS brand name and shellac-based specialty coatings for industrial and pharmaceutical uses, edible glazes and food coatings by MANTROSE-HAEUSER, and NATURE SEAL brand coatings that preserve sliced fruit and vegetables.
Foreign Operations
          The Company’s foreign manufacturing operations for the fiscal year ended May 31, 2005 accounted for approximately 21% of its total sales (which does not include exports directly from the United States). The Company also receives license fees and royalty income from numerous license agreements and also has joint ventures accounted for under the equity method in various foreign countries. The Company has manufacturing facilities in Argentina, Belgium, Canada, China, Colombia, Germany, Italy, Mexico, New Zealand, The Netherlands, Poland, South Africa, the United Arab

Emirates and the United Kingdom, and sales offices or public warehouse facilities in Australia, Belgium, Canada, Finland, France, Germany, Hong Kong, Italy, Mexico, Poland, Singapore, Sweden, the United Kingdom and several other countries. Information concerning the Company’s foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition, which appears in the Annual Report to Stockholders, incorporated herein by reference.
Competition
          The Company is engaged in a highly competitive industry and, with respect to all of its major products, faces competition from local, regional and national firms. The industry is fragmented, and the Company does not face competition from any one company in particular. However, several of the Company’s competitors have greater financial resources and sales organizations than the Company. While third-party figures are not necessarily available with respect to the size of the Company’s position in the market for each of its products, the Company believes that it is a major producer of roofing systems, aluminum coatings, cement-based paints, hobby paints, pleasure marine coatings, furniture finishing repair products, automotive repair products, industrial corrosion control products, consumer rust-preventative coatings, polymer floorings, fluorescent coatings and pigments, exterior insulating finish systems, molded and pultruded fiberglass reinforced plastic gratings and shellac-based coatings. However, the Company does not believe that it has a significant share of the total protective coatings market. The following is a summary of the competition faced by the Company in various markets.
          Paints, Coatings, Adhesives and Sealants Industry
          The market for paints, coatings, adhesives and sealants has experienced significant consolidation over the past several decades, however, the market remains fragmented, which creates further consolidation opportunities. In addition to the Company, leading suppliers tend to focus on coatings while other companies focus on adhesives and sealants. Barriers to market entry are relatively high due to the lengthy interval between product development and market acceptance, the importance of brand identity, and the difficulty in establishing a reputation as a reliable supplier in this sector. Like the Company, most of the suppliers in this industry have a portfolio of products that span across the various markets.
          Consumer Home Improvement. Within the consumer segment, the Company generally serves the home improvement market with products designed for niche architectural, rust-preventative, decorative, special purpose, caulking and sealing applications. Products sold by the Company in this market include, but are not limited to, those sold under the BONDO, DAP, RUST-OLEUM and ZINSSER brand names. Leading manufacturers of home improvement-related coatings, adhesives and sealants market their products to DIY users and contractors through a wide range of distribution channels including direct sales to home improvement centers, mass merchandisers, hardware, paint and automotive supply stores, as well as sales through distributors and sales representative organizations. Competitors in this market generally compete for market share by marketing and building upon brand recognition, providing customer service and developing new products based on customer needs.
          Special Purpose Industrial Maintenance Protective Coatings. Anti-corrosion protective coatings must withstand the destructive elements of nature, and operating processes under harsh environments and conditions. Some of the larger consumers of high-performance protective and corrosion control coatings are the oil and gas, pulp and paper, petrochemical, shipbuilding and public utility industries. In the public sector, corrosion control coatings are used on structures such as bridges and in water and wastewater treatment plants. These markets are highly fragmented. The Company and its competitors gain market share in this industry by supplying a variety of high quality products and offering customized solutions. The Company sells products marketed primarily under the CARBOLINE, PLASITE, NULLIFIRE, A/D FIRE and TCI brand names to these markets.

          Roofing Systems Industry
          In the roofing industry, reroofing applications have historically accounted for three-quarters of U.S. demand, with the remaining quarter comprised of new roofing applications. The largest manufacturers focus primarily on residential roofing as well as single-ply systems for low-end commercial and institutional applications, competing mainly on price and minimally on service. In contrast, the Company competes primarily in the higher-end, multi-ply and modified bitumen segments of the built-up and low-slope roofing industry. This niche within the larger market tends to exhibit less commodity-market characteristics, with customers valuing the greater protection and longer life provided by these roofing systems, as well as ongoing maintenance, inspection and technical services. Typical customers demanding higher-performance roofing systems include governmental facilities, universities, schools, hospitals, museums and certain manufacturing facilities. The Company markets to this industry primarily under its TREMCO line of products.
          Construction Chemicals Industry
          Flooring Systems. Polymer flooring systems are used in industrial, commercial and, to a lesser extent, residential applications to provide a smooth, seamless surface that is impervious to penetration by water and other substances and is easy to clean and maintain. These materials are particularly well-suited for clean environments such as pharmaceutical, food and beverage, and healthcare facilities. In addition, the fast installation time and long-term durability of these products make them ideal for industrial floor repair and restoration. Polymer flooring systems are based primarily on epoxy resins, although urethane products have experienced significant growth in recent years. Most flooring is applied during new construction, but there is also a significant repair and renovation market. Key performance attributes in polymer flooring systems that distinguish competitors in this fragmented industry include static control, chemical resistance, contamination control, durability and aesthetics. The Company primarily markets under the STONHARD brand name in this industry.
          FRP Grating and Structural Composites. Fiberglass reinforced plastic grating, or FRP, is used primarily in industrial and to a lesser extent commercial applications. FRP grating exhibits many features making it a beneficial alternative to traditional steel or aluminum grating. These include high strength to weight ratio, high corrosion resistance, electrical and thermal non-conductivity and molded in color (which eliminates repainting). FRP grating is used for platforms, walkways, stairs and structures for a variety of applications including those in the food and beverage, chemical processing, water-wastewater, pulp and paper and offshore oil and gas industries. Key attributes that differentiate competitors in these markets include quality assurance, depth of product line and value added design and fabrication services. The Company markets to this industry under the FIBERGRATE, CHEMGRATE and SAFE-T-SPAN brand names.
          Sealants, Concrete and Masonry Products. Sealants used in a variety of construction applications include urethane and silicone-based products designed for sealing windows and commercial buildings, and for waterproofing, fireproofing and concrete sealing, among other uses. In the concrete and masonry additives market, a variety of chemicals can be added to cement, concrete and other masonry to improve the processability, performance, or appearance of these products. Chemical concrete admixtures are typically grouped according to functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. Key attributes that differentiate competitors in these markets include quality assurance, on-the-job consultation and the provision of value-added engineered products. The Company primarily offers products marketed under the TREMCO, EUCO, REPUBLIC, VULKEM, DYMERIC, TUFF-N-DRI and WATCHDOG WATERPROOFING brand names in this industry.

Intellectual Property
          The intellectual property portfolios of the subsidiaries of the Company include numerous valuable patents, trade secrets and know-how, domain names, trademarks and trade names. Significant research and technology development continues to be conducted by the subsidiaries. However, no single patent, trademark, name or license, or group of these rights, other than the marks DAY-GLO®, RUST-OLEUM®, CARBOLINE®, DAP® and TREMCO®, are material to the Company’s business.
          Day-Glo Color Corp., a subsidiary of the Company, is the owner of more than 50 trademark registrations of the mark “DAY-GLO®” in numerous countries and the United States for a variety of fluorescent products. There are also many other foreign and domestic registrations for other trademarks of the Day-Glo Color Corp., for a total of more than 100 registrations. These registrations are valid for a variety of terms ranging from one year to 20 years, which terms are renewable as long as the marks continue to be used. These registrations are maintained and renewed on a regular basis.
          Rust-Oleum Brand Company, a subsidiary of the Company, is the owner of more than 50 United States trademark registrations for the mark “RUST-OLEUM®” and other trademarks covering a variety of rust-preventative, decorative, general purpose, specialty, industrial and professional coatings sold by Rust-Oleum Corporation. There are also many foreign registrations for “RUST-OLEUM®” and the other trademarks used on products sold by Rust-Oleum Corporation, for a total of nearly 400 registrations. These registrations are valid for a variety of terms ranging from one year to 20 years, which terms are renewable for as long as the marks continue to be used. These registrations are maintained and renewed on a regular basis.
          Carboline Company, a subsidiary of the Company, is the owner of a United States trademark registration for the mark “CARBOLINE®.” Carboline Company is also the owner of several other United States registrations for other trademarks. These registrations are valid for a variety of terms ranging from one year to 20 years, which terms are renewable for as long as the marks continue to be used. These registrations are maintained and renewed on a regular basis.
          DAP Brands Company, a subsidiary of the Company, is the owner of more than 150 United States and foreign trademark applications and registrations which include the mark “DAP®.” DAP Products Inc. is also the owner of many other United States and foreign registrations for other trademarks, including the “PUTTY KNIFE design” mark. These registrations are valid for a variety of terms ranging from one year to 20 years, which terms are renewable for as long as the marks continue to be used. These registrations are maintained and renewed on a regular basis.
          Tremco Incorporated, a subsidiary of the Company, and related subsidiaries of the Company are the owners of more than 100 registrations for the mark and name “TREMCO®” in numerous countries and the United States for a variety of roofing, sealants and coating products. There are also many other foreign and domestic registrations for other trademarks of Tremco Incorporated, for a total of more than 800 registrations and applications. These registrations are valid for a variety of terms ranging from one year to 20 years, which terms are renewable as long as the marks continue to be used. These registrations are maintained and renewed on a regular basis.
          The Company’s other principal product trademarks include: ALUMANATION®, AVALON®, B-I-N®, BITUMASTIC®, BONDO®, BULLS EYE 1-2-3®, CHEMGRATE®, DRYVIT®, DYMERIC®, DYNALITE®, DYNATRON®, EASY FINISH®, EUCO®, FLECTO®, EPOXSTEEL®, FIBERGRATE®, FLOQUIL®, GEOFLEX®, MAR-HYDE®, MOHAWK and Design®, OUTSULATION®, PARASEAL®, PERMAROOF®, PETTIT™, PLASITE®, SANITILE®,

STONBLEND®, STONCLAD®, STONHARD®, STONLUX®, TCI®, TESTORS®, ULTRALITE™, VARATHANE®, VULKEM®, WOOLSEY®, ZINSSER® and Z-SPAR®; and, in Europe, NULLIFIRE®, RADGLO® and MARTIN MATHYS®.
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
          Costs of certain raw materials, particularly resins and petroleum-based feedstocks, have continued to increase over the last 18 months. For the fiscal year ended May 31, 2005, increased raw material costs negatively impacted our consolidated gross profit margin by approximately 260 basis points.
Seasonal Factors
          The Company’s business is dependent on external weather factors. The Company historically experiences strong sales and net income in its first, second and fourth fiscal quarters comprised of the three month periods ending August 31, November 30 and May 31, respectively, with weaker performance in its third fiscal quarter (December through February).
Customers
          Ten large consumer segment accounts, such as DIY home centers, represented approximately 25% of the Company’s total sales for the fiscal year ended May 31, 2005, compared to approximately 25% for the prior fiscal year. Sales to The Home Depot represented 11% of the Company’s total sales for fiscal 2005. Except for sales to these customers, the Company’s business is not dependent upon any one customer or small group of customers but is rather dispersed over a substantial number of customers.
Backlog
          The Company historically has not had a significant backlog of orders, nor was there a significant backlog during the last fiscal year.
Research
          The Company’s research and development work is performed in various laboratory locations throughout the United States. During fiscal years 2005, 2004 and 2003, the Company invested approximately $28.9 million, $26.2 million and $23.8 million, respectively, on research and development activities. In addition to this laboratory work, the Company views its field technical service as being integral to the success of its research activities. The research and development activities and the field technical service costs are both included as part of selling, general and administrative expenses.

Environmental Matters
               The Company and its subsidiaries are subject to numerous foreign, federal, state and local environmental protection and health and safety laws and regulations governing, among other things:
•	the sale, export, generation, storage, handling, use and transportation of hazardous materials;

•	the emission and discharge of hazardous materials into the soil, water and air; and

•	the health and safety of the Company’s employees.
          The Company is also required to obtain permits from governmental authorities for certain operations. The Company cannot guarantee that its subsidiaries have been or will be at all times in complete compliance with such laws, regulations and permits. If the Company or its subsidiaries violate or fail to comply with these laws, regulations or permits, they could be fined or otherwise sanctioned by regulators.
          Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. Persons who arrange for the disposal or treatment of hazardous substances also may be responsible for the cost of removal or remediation of these substances, even if such persons never owned or operated any disposal or treatment facility. Certain of the Company’s subsidiaries are involved in various environmental claims, proceedings and/or remedial activities relating to facilities currently or previously owned, operated or used by these subsidiaries, or their predecessors. In addition, the Company or its subsidiaries, together with other parties, have been designated as potentially responsible parties, or PRPs, under federal and state environmental laws for the remediation of hazardous waste at certain disposal sites. In addition to clean-up actions brought by federal, state and local agencies, plaintiffs could raise personal injury, natural resource damage or other private claims due to the presence of hazardous substances on a property. Environmental laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of hazardous substances.
          The Company has in the past, and will in the future, incur costs to comply with environmental laws. Environmental laws and regulations are complex, change frequently and have tended to become stringent over time. In addition, costs may vary depending on the particular facts and development of new information. As a result, the Company’s operating expenses and continuing capital expenditures may increase. More stringent standards may also limit its operating flexibility. In addition, to the extent hazardous materials exist on or under real property, the value and future use of that real property may be adversely affected. Because the Company’s competitors will have similar restrictions, the Company’s management believes that compliance with more stringent environmental laws and regulations is not likely to affect the Company’s competitive position. However, a significant increase in these costs could adversely affect the Company’s business, results of operations, financial condition or cash flows. For information regarding environmental accruals, see Note H (Contingencies and Loss Reserves) of the Notes to Consolidated Financial Statements which appear in the Annual Report to Stockholders, incorporated herein by reference.
Employees
               As of May 31, 2005, the Company employed 8,213 persons, of whom 667 were represented by unions under contracts which expire at varying times in the future. The Company believes that its relations with its employees are good.

Item 2. Properties.
          The Company’s corporate headquarters and a plant and offices for one subsidiary are located on an 119-acre site in Medina, Ohio, which is owned by the Company. As of May 31, 2005, the Company’s operations occupied a total of approximately 7.6 million square feet, with the majority, approximately 6.2 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 7.6 million square feet occupied, 5.4 million square feet are owned and 2.2 million square feet are occupied under operating leases. In addition, approximately 0.1 million owned square feet is associated with property intended to be sold or sublet.
          Set forth below is a description, as of May 31, 2005, of the Company’s principal manufacturing facilities which management believes are material to the Company’s operations:

		Approximate
		Square Feet
	Business/	of
Location	Segment	Floor Space	Leased or Owned
Pleasant Prairie,	Rust-Oleum
Wisconsin	(Consumer)	303,200	Owned

Toronto, Ontario,	Tremco
Canada	(Industrial)	207,200	Owned

Cleveland, Ohio	Euclid Chemical	173,000	Owned
	(Industrial)

Cleveland, Ohio	Tremco	160,300	Owned
	(Industrial)

Cleveland, Ohio	Day-Glo	147,200	Owned
	(Industrial)

Baltimore, Maryland	DAP	144,200	Owned
	(Consumer)

Hagerstown, Maryland	Rust-Oleum	143,000	Owned
	(Consumer)

Tipp City, Ohio	DAP	140,000	Owned
	(Consumer)

Lake Charles,	Carboline	114,300	Owned
Louisiana	(Industrial)

LaSage, West Virginia	Zinsser	112,000	Owned
	(Consumer)

Somerset, New Jersey	Zinsser	110,000	Owned
	(Consumer)

Maple Shade,	Stonhard	77,500	Owned
New Jersey	(Industrial)

          The Company leases certain of its properties under long-term leases. Some of the leases provide for increased rent based on an increase in the cost-of-living index. For information concerning the Company’s rental obligations, see Note E (Leases) of the Notes to Consolidated Financial Statements which appear in the Annual Report to Stockholders, incorporated herein by reference. Under all of its leases, the Company is obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.
          The Company believes that its manufacturing plants and office facilities are well maintained and suitable for the operations of the Company.
Item 3. Legal Proceedings.
EIFS Litigation
          As previously reported, the Company’s Dryvit subsidiary is a defendant or co-defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of May 31, 2005, Dryvit was a defendant or co-defendant in approximately 180 single family residential EIFS cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.
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
          A fairness hearing was held to determine whether the proposed settlement is fair, reasonable and adequate and an order and judgment granting final approval of the settlement was entered on January 14, 2003. Notices of appeal were filed by persons seeking to challenge certain provisions of the proposed settlement including challenging the trial court’s denial of certain builders’ and one homeowner’s right to appear at the fairness hearing and intervene in the underlying action. After a series of appeals the judge reaffirmed the reasonableness, adequacy, and fairness of the national settlement class in all respects and found that the objecting parties had suffered no formal legal prejudice as a result of the settlement.
          During the pendency of the foregoing appeals, the court has allowed claims to be processed under the proposed Posey settlement. The claims submission deadline was June 5, 2004. As of May 31, 2005, approximately 7,187 total claims have been filed as of the claim filing deadline. Of these 7,187 claims, approximately 4,398 claims have been rejected or closed for various reasons under the terms of the settlement. The approximately 2,789 remaining claims are at various stages of review and processing under the terms of the proposed settlement and it is possible that some of these claims will be rejected or closed without payment. As of July 12, 2005, approximately 658 of the 2,789 remaining homeowner claims have been paid for a total of approximately $6.27 million. Additional payments have and will continue to be made in connection with the ongoing administration of the settlement including, inspection costs, third party warranties and class counsel attorneys’ fees. Although Dryvit’s ultimate claims experience under Posey may vary from management’s current expectations, Dryvit believes that its reserves and anticipated recoveries from third party excess insurance will be adequate to substantially cover the anticipated costs of the Posey settlement.
          Third party excess insurers are currently paying a portion of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits. Under current cost-sharing agreements, the terms of which are subject to periodic renegotiations, third party excess insurers cover various portions of Dryvit’s indemnity and defense costs. Dryvit has, however, assumed a greater share of the costs associated with EIFS claims depending on the type of claim and applicable date of construction and, as various new excess insurers are requested to participate, Dryvit may have to assume an additional share of the litigation related costs pending negotiation of applicable cost-sharing agreements. Management believes Dryvit’s current EIFS lawsuits will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
Asbestos Litigation
          As previously reported, certain of the Company’s wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as “the subsidiaries”), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in five states – Illinois, Ohio, Mississippi, Texas and Florida. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by the Company’s subsidiaries. The alleged claims relate primarily to products that Bondex or its predecessors sold through 1977.
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
          As of May 31, 2005, the Company’s subsidiaries had a total of 8,646 active asbestos cases compared to a total of 5,913 cases as of May 31, 2004. Consistent with the last several quarters, the vast majority of the year to year increase in active cases continues to involve filings by non-malignant claimants although the rate of recent non-malignancy filing has slowed somewhat compared to prior periods. The Company’s subsidiaries continue to vigorously defend these non-malignant cases. Based upon past experience, these non-malignant claims are typically dismissed without payment. For the fourth quarter ended May 31, 2005, the Company’s subsidiaries secured dismissals and/or settlements of 305 claims and made total payments of $11.1 million, which included defense costs paid during the current first quarter of $8.1 million. For the fourth quarter ending May 31, 2004, dismissals and/or settlements covered 177 claims and total payments were $15.3 million, which included defense costs paid during the quarter of $3.5 million.

          For the fiscal year ended May 31, 2005, the Company’s subsidiaries secured dismissals and/or settlements in 982 claims and made total payments of $67.4 million, which included defense costs paid during the year of $20.7 million. For the fiscal year ending May 31, 2004, the Company’s subsidiaries secured dismissals and/or settlements of 670 claims and made total payments of $63.4 million, which included $9.4 million of then available third party insurance. Defense costs paid during the year were $8.5 million. In some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal statistics on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis and the amounts and rates can vary widely depending on a variety of factors including the mix of malignancy and non-malignancy claims and the amount of defense costs incurred during the period.
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
          As a result of an examination of our subsidiaries’ historical insurance and, as previously disclosed, certain of our subsidiaries filed a complaint for declaratory judgment, breach of contract and bad faith against various third party insurers challenging their assertion that their policies covering asbestos-related claims have been exhausted. Since the July 3, 2003 filing in Ohio, this action was combined with a related case and, pursuant to a case management order, the parties are to complete fact discovery by March 31, 2006 and dispositive motions and expert discovery by September 1, 2006. A trial date of January 29, 2007 has been set; however, it is possible that this and other dates may be modified as the case progresses.
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
          During 2003 and early fiscal 2004, new state liability laws were enacted in three states (Mississippi, Ohio and Texas) where at that time more than 80% of the claims against Bondex were pending. Effective dates for the last two of the law changes were April 8, 2003 and July 1, 2003. The changes generally provided for liability to be determined on a “proportional cause” basis, thereby limiting Bondex’s responsibility to only its share of the alleged asbestos exposure. During the third and fourth fiscal quarters of 2004, two of the three previously-mentioned states that adopted “proportional cause” liability in 2003, passed additional legislation impacting medical criteria and product identification in asbestos-related litigation. In 2005, additional states including Florida and Georgia have adopted various medical criteria-based asbestos legislation. While there have been some changes in the type of claims filed in certain of these states, the ultimate influence these law changes may have on future claims activity and settlement values is not known at this time. Claims in Mississippi, Ohio and Texas at the fiscal year ended May 31, 2005, coupled with the non-malignancy filings in Florida, currently comprise approximately 80% of the aggregate claims filed against Bondex.
          At the end of 2002 and through the third fiscal quarter of 2003, Bondex had concluded it was not possible to estimate the cost of disposing all of the asbestos-related claims that might be filed in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of any future asbestos-related claims. As previously disclosed, during the fourth fiscal quarter of 2003, Bondex retained a consulting firm to assist in analyzing loss history data, to evaluate whether it would be possible to estimate the cost of disposing pending claims in light of both past and recent loss history, and to assist in determining whether future asbestos-related claims reasonably expected to be filed against Bondex were measurable, given recent changes in various state laws and the prospect of potential federal asbestos-related legislation.
          Bondex provided these consultants with all relevant data regarding asbestos-related claims filed against Bondex through May 31, 2003. Management, with the consultants’ input, concluded at the time that it was not possible to currently estimate the full range of the cost of resolving all future asbestos-related claims against Bondex. Estimating the future cost of asbestos related contingent liabilities was and continues to be subject to many uncertainties, including (i) the ultimate number of claims filed; (ii) the cost of resolving both current known and future unknown claims; (iii) the amount of insurance, if any, available to cover such claims, including the outcome of coverage litigation against the subsidiaries’ third party insurers; (iv) future earnings and cash flow of the Company’s subsidiaries; (v) the impact of bankruptcies of other companies whose share of liability may be imposed on the Company’s subsidiaries under certain state liability laws; (vi) the unpredictable aspects of the litigation process including a changing trial docket and the jurisdictions in which trials are scheduled; (vii) the outcome of any such trials including judgments or jury verdicts, as a result of our more aggressive defense posture which includes taking selective cases to verdict; (viii) the lack of specific information in many cases concerning exposure to the subsidiaries’ products and the claimants’ diseases; (ix) potential changes in applicable federal and/or state law; and (x) the potential impact of various proposed structured settlement transactions or subsidiary bankruptcies by other companies, some of which are the subject of federal appellate court review, the outcome of which could materially affect any future asbestos-related liability estimates. In addition, during both calendar years 2003 and 2005, passage by the United States Senate Judiciary Committee of proposed legislation to establish a trust fund to pay future asbestos related claims and remove such cases from federal and state courts with industry and insurers funding the trust continues to be a significant variable that has made it increasingly difficult to predict with certainty the full exposure of future, unknown asbestos-related claims. The ongoing prospect of federal trust fund legislation is expected to continue to be a significant variable in assessing our future asbestos-related liabilities.
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
          Since May 31, 2003, we have reviewed and evaluated on a quarterly basis the adequacy of our asbestos reserve. The range of loss calculation for the $140 million reserve was based on an extensive analysis of the most critical factors that influence our asbestos-related costs including: (i) the gross number of open malignancy claims (principally mesothelioma claims) as these claims have the most significant impact on our asbestos settlement costs; (ii) historical and current settlement costs and dismissal rates by various categories; (iii) analysis of the jurisdiction and governing law of the states in which these claims are pending; and (iv) outside defense counsel’s opinions and recommendations with respect to the merits of such claims. Although the number of open malignancy claims has remained relatively constant, subject to some quarterly variability, since May 31, 2003 continuing through the year ended May 31, 2005, our average settlement costs for malignancy claims have declined and dismissal rates have increased. Several defense verdicts during the second half of fiscal 2004 further contributed to lower settlement values and higher dismissal rates. Our defense costs, however, have increased significantly as a result of our more aggressive defense strategy, which now includes taking selective cases to verdict.
          Based on our review of our asbestos reserve for the second quarter ended November 30, 2004, we concluded that the $56.0 million balance of the $140.0 million reserve would not likely be sufficient to cover our asbestos-related cash flow requirements for the remainder of the full three-year period originally contemplated by the reserve. Accordingly, we concluded that an increase in our existing reserve was appropriate and took an asbestos reserve adjustment of $47.0 million for the quarter ended November 30, 2004, which we believed would be sufficient to cover any incremental cash flow requirements through fiscal 2006 not covered by the $140.0 million reserve, as well as the additional cash flow requirements for the balance of our then pending known claims and anticipated higher defense costs. Approximately $32.0 million of the $47.0 million reserve adjustment was allocated to anticipated higher future defense costs. During the third quarter ended February 28, 2005, based on a review of our then pending known claims, coupled with a review of our defense costs, we concluded that an increase in our existing reserve was again appropriate. An asbestos reserve adjustment of $15.0 million was taken for the quarter ended February 28, 2005. With cash outlays of $21.9 million in the third quarter, our asbestos reserves aggregated $96.3 million at February 28, 2005, which we believed would be sufficient to cover the cash flow requirements for the balance of our then pending known claims and defense costs. Our $15.0 million reserve increase assumed that approximately $6.1 million will be allocated to higher future defense costs, which we expect to continue.
          During the fourth quarter ended May 31, 2005, an additional $16.0 million was added to the asbestos reserve based on management’s quarterly review of pending claims and defense costs. With cash outlays of $11.1 million during the fourth quarter, our asbestos reserves aggregate $101.2 million at May 31, 2005, which we believe will be sufficient to cover the cash flow requirements for the balance of our pending known claims, including defense costs. Of the $16.0 million reserve increase, approximately $15.8 million is expected to be allocated to anticipated higher future defense costs, which we expect to continue. As previously disclosed, as we review our asbestos reserve each quarter, we will make appropriate adjustments to the reserve based on our most recent experience to ensure that it is sufficient to cover the anticipated settlement and defense costs associated with our then pending, known claims. We will continue to evaluate the appropriateness of estimating the value of any potential future unknown asbestos claims and at such time as we are able to quantify such future exposure, we will establish a reserve for such unknown future claims.
          We recognize that future facts, events and legislation, both state and/or federal, may alter our estimates of both pending and any such future claims. We cannot estimate possible liabilities in excess of those accrued because we cannot predict the number of additional claims that may be filed in the future, the grounds for such claims, the potential settlement values associated with any such future claims, the ultimate resolution of such claims, the full impact of the state law changes enumerated above or the effect of pending federal trust fund legislation on future asbestos claims. Subject to the foregoing variables, including the timing and impact of such variables and the increase in the asbestos reserve, we believe that our asbestos reserves are sufficient to cover the asbestos-related cash flow requirements for the current inventory of our known claims. It is, however, reasonably possible that our actual costs for such claims could differ from current estimates, but, based upon information presently available, such costs are not expected to have a material effect on our competitive or financial position or our ongoing operations. As previously disclosed, however, our existing reserve at the present time does not presently cover the costs of future unknown claims and therefore, additional reserves will be required in future periods for any such future claims. Any such future reserve increases, when taken, could have a material impact on our results in such period.
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
Environmental Proceedings
          As previously reported, several of the Company’s subsidiaries are, from time to time, identified as a “potentially responsible party” under the Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental statutes. In some cases, the Company’s subsidiaries are participating in the cost of certain clean-up efforts or other remedial actions. The Company’s share of such costs, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations. See “Item 1 — Business-Environmental Matters,” in this Annual Report on Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders.
          Not Applicable.

Item 4A. Executive Officers of the Registrant*.
          The name, age and positions of each Executive Officer of the Company as of August 1, 2005 are as follows:

Name	Age	Position and Offices with the Company
Frank C. Sullivan	44	President and Chief Executive Officer

Ronald A. Rice	42	Senior Vice President — Administration and Assistant Secretary

P. Kelly Tompkins	48	Senior Vice President, General Counsel and Secretary

Paul G. P. Hoogenboom	45	Vice President — Operations and Chief Information Officer

Stephen J. Knoop	40	Vice President — Corporate Development

Robert L. Matejka	62	Vice President, Chief Financial Officer and Controller

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
          Frank C. Sullivan was elected Chief Executive Officer on October 11, 2002 and President on August 5, 1999. From October 2001 to October 2002, Mr. Sullivan served as the Company’s Chief Operating Officer. From October 1995 to August 1999, he served as Executive Vice President, and was Chief Financial Officer from October 1993 to August 1999. Mr. Sullivan served as a Vice President from October 1991 to October 1995. Prior thereto, he served as Director of Corporate Development of the Company from February 1989 to October 1991. Mr. Sullivan served as Regional Sales Manager, from February 1988 to February 1989, and as a Technical Service Representative, from February 1987 to February 1988, of AGR Company, an Ohio General Partnership formerly owned by the Company. Prior thereto, Mr. Sullivan was employed by First Union National Bank from 1985 to 1986 and Harris Bank from 1983 to 1985. Mr. Sullivan is employed as President and Chief Executive Officer under an employment agreement that provides for automatic annual renewals.** Mr. Sullivan is the son of Thomas C. Sullivan, Chairman of the Board of Directors of the Company.
          Ronald A. Rice was elected Senior Vice President-Administration on October 11, 2002 and Assistant Secretary on August 5, 1999. From October 2001 to October 2002, he served as Vice President-Administration. From August 1999 to October 2001, Mr. Rice served as the Company’s Vice President-Risk Management and Benefits. From 1997 to August 1999, he served as Director of Risk Management and Employee Benefits, and from 1995 to 1997 he served as Director of Benefits. From 1985 to 1995, Mr. Rice served in various capacities with the Wyatt Company, most recently he served as Senior Account Manager from 1992 to 1995. Mr. Rice is employed as Senior Vice President-Administration under an employment agreement that provides for automatic annual renewals.** Mr. Rice is also an Assistant Secretary of the Company.
          P. Kelly Tompkins was elected Senior Vice President of the Company on October 11, 2002. He has served as General Counsel and Secretary since June 1998, and served as Vice President from June 1998 to October 2002. From June 1996 to June 1998, Mr. Tompkins served as Assistant General Counsel. From 1987 to 1995, Mr. Tompkins was employed by Reliance Electric Company in various positions including Senior Corporate Counsel, Director of Corporate Development and Director of Investor Relations. From 1985 to 1987, Mr. Tompkins was employed as a litigation attorney by Exxon Corporation. Mr. Tompkins is employed as Senior Vice President, General Counsel and Secretary under an employment agreement that provides for automatic annual renewals.**

          Paul G. P. Hoogenboom was elected Vice President-Operations on August 1, 2000 and as Chief Information Officer on October 11, 2002. Mr. Hoogenboom served as Vice President and General Manager of the Company’s e-commerce subsidiary, RPM-e/c, Inc., in 1999. From 1998 to 1999, Mr. Hoogenboom was a Director of Cap Gemini, a computer systems and technology consulting firm. During 1997, Mr. Hoogenboom was employed as a strategic marketing consultant for Xylan Corporation, a network switch manufacturer. From 1994 to 1997, Mr. Hoogenboom was Director of Corporate I.T. and Communications for A.W. Chesterton Company, a manufacturer of fluid sealing systems. Mr. Hoogenboom is employed as Vice President-Operations and Chief Information Officer under an employment agreement that provides for automatic annual renewals.**
          Stephen J. Knoop was elected Vice President-Corporate Development on August 5, 1999. From June 1996 to August 1999, Mr. Knoop served as Director of Corporate Development of the Company. From 1990 to May 1996, Mr. Knoop was an attorney at Calfee, Halter & Griswold LLP. Mr. Knoop is employed as Vice President-Corporate Development under an employment agreement that provides for automatic annual renewals.**
          Robert L. Matejka was elected Chief Financial Officer on October 12, 2001 and Vice President-Controller on August 1, 2000. From 1995 to 1999, he served as Vice President-Finance of the motor and drive systems businesses of Rockwell International Corporation. From 1973 to 1995, Mr. Matejka served in various capacities with Reliance Electric Company, most recently as its Assistant Controller. From 1965 to 1973, he was an Audit Supervisor with Ernst & Young. Mr. Matejka is employed as Chief Financial Officer and Vice President-Controller under an employment agreement that provides for automatic annual renewals.**

**	Such automatic renewal occurs unless the Compensation Committee of the Board of Directors or the Executive Officer gives the other party notice of non-renewal two months in advance of the annual renewal date.

PART II
Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
          The information required by this item is set forth at page 55 of the 2005 Annual Report to Stockholders under the heading “Quarterly Stock Price and Dividend Information,” which information is incorporated herein by reference.
Item 6. Selected Financial Data
          The following table sets forth selected consolidated financial data of the Company for each of the five years during the period ended May 31, 2005. The data was derived from the annual Consolidated Financial Statements of the Company which have been audited by Ciulla, Smith & Dale, LLP, independent accountants.

	Fiscal Years Ended May 31,
	2005	2004	2003	2002[1]	2001
	(Amounts in thousands, except per share and percentage date)
Net sales[2]	$2,555,735	$2,307,553	$2,053,482	$1,960,738	$1,984,961
Income before income taxes	163,728	217,616	47,853	154,124	101,487
Net income	105,032	141,886	35,327	101,554	62,961
Return on sales %	4.1%	6.1%	1.7%	5.2%	3.2%
Basic earnings per share	$0.90	$1.23	$0.31	$0.97	$0.62
Diluted earnings per share[3]	0.86	1.16	0.30	0.97	0.62
Stockholders’ equity	1,046,509	975,292	877,008	858,106	639,710
Stockholders’ equity per share	8.95	8.42	7.61	8.22	6.26
Return on stockholders’ equity %	10.4%	15.3%	4.1%	13.6%	9.8%
Average shares outstanding	116,899	115,777	115,294	104,418	102,202
Cash dividends paid	$68,933	$63,651	$59,139	$52,409	$50,605
Cash dividends per share	0.5900	0.5500	0.5150	0.5000	0.4975
Retained earnings	500,125	464,026	385,791	409,603	360,458
Working capital	696,156	517,124	500,444	479,041	443,652
Total assets	2,656,245	2,350,091	2,243,455	2,078,844	2,078,490
Long-term debt	837,948	718,929	724,846	707,921	955,399
Depreciation and amortization	65,992	63,277	58,674	56,859	81,494

Note:	Acquisitions made by the Company during the periods presented may impact comparability from year to year.

[1]	Reflects adoption to SFAS No. 142 regarding Goodwill (See Note A[10] to the Consolidated Financial Statements, which appear in the 2005 Annual Report to the Stockholders, incorporated herein by reference).

[2]	Reflects the reclassification of cooperative advertising expenses as a component of net sales instead of a selling, general and administrative expense (See No. A[14] to the Consolidated Financial Statements, which appear in the 2005 Annual Report to Stockholders, incorporated herein by reference).

[3]	Reflects dilutive effect of EITF 04-8 beginning in fiscal 2003 (See Note D to the Consolidated Financials Statements, which appear in the 2005 Annual Report to Stockholders, incorporated herein by reference).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The information required by this item is set forth at pages 16 through 29 of the 2005 Annual Report to Stockholders, which information is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
          The information required by this item is set forth at page 29 of the 2005 Annual Report to Stockholders, which information is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data.
          The information required by this item is set forth at pages 30 through 55 (not including the information on page 55 under the heading “Quarterly Stock Price and Dividend Information”) and 57 of the 2005 Annual Report to Stockholders, which information is incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
          None.
Item 9A. Controls and Procedures.
          (a) Evaluation of disclosure controls and procedures.
          The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of May 31, 2005 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
          (b) Management’s Report on Internal Control over Financial Reporting.
          Management’s Report on Internal Control Over Financial Reporting and the attestation report of the Company’s independent registered public accounting firm are set forth at pages 56 and 58 of the 2005 Annual Report to Stockholders, which reports are incorporated herein by reference.
          (c) Changes in internal control over financial reporting.
          There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
          None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
          Information required by this item as to the Directors of the Company appearing under the caption “Election of Directors” in the Company’s 2005 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 2005 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. Information required by Item 406 of Regulation S-K is set forth in the 2005 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.
          The Charters of the Audit Committee, Compensation Committee and Governance and Nominating Committee and the Corporate Governance Guidelines and Code of Business Conduct and Ethics are available on the Company’s website at www.rpminc.com and in print to any stockholder who requests a copy. Requests for copies should be directed to Manager of Investor Relations, RPM International Inc., P.O. Box 777, Medina, Ohio 44258. The Company intends to disclose any amendments to the Code of Business Conduct and Ethics, and any waiver of the Code of Business Conduct and Ethics granted to any Director or Executive Officer of the Company, on the Company’s website.
Item 11. Executive Compensation.
          The information required by this item is set forth in the 2005 Proxy Statement under the heading “Executive Compensation,” which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The information required by this item is set forth in the 2005 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
          The information required by this item is set forth in the 2005 Proxy Statement under the heading “Executive Compensation,” which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
          The information required by this item is set forth in the 2005 Proxy Statement under the heading “Audit Fees,” which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this 2005 Annual Report on Form 10-K:
     1. Financial Statements. The following consolidated financial statements of the Company and its subsidiaries and the report of independent registered public accounting firm thereon, included in the 2005 Annual Report to Stockholders on pages 30 through 55 (not including the information on page 55 under the heading “Quarterly Stock Price and Dividend Information”) and 57, are incorporated by reference in Item 8:
     Independent Registered Public Accounting Firm’s Report
     Consolidated Balance Sheets — May 31, 2005 and 2004
     Consolidated Statements of Income — years ended May 31, 2005, 2004 and 2003
     Consolidated Statements of Stockholders’ Equity — years ended May 31, 2005, 2004 and 2003
     Consolidated Statements of Cash Flows — years ended May 31, 2005, 2004 and 2003
     Notes to Consolidated Financial Statements (including Unaudited Quarterly Financial Information)
     2. Financial Statement Schedules. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of independent registered public accounting firm thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the 2005 Annual Report to Stockholders:

Schedule	Page No.
Independent Registered Public Accounting Firm’s Report	S-1
Schedule II — Valuation and Qualifying Accounts and Reserves	S-2
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

RPM INTERNATIONAL INC.
Date: August 15, 2005	By:	/s/ Frank C. Sullivan
Frank C. Sullivan
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature and Title

/s/ Frank C. Sullivan Frank C. Sullivan	President and Chief Executive Officer and a Director (Principal Executive Officer)

/s/ Robert L. Matejka Robert L. Matejka	Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer)

/s/ Thomas C. Sullivan Thomas C. Sullivan	Chairman and a Director

/s/ Dr. Max D. Amstutz Dr. Max D. Amstutz	Director

/s/ Edward B. Brandon Edward B. Brandon	Director

/s/ Bruce A. Carbonari Bruce A. Carbonari	Director

/s/ James A. Karman James A. Karman	Director

/s/ Donald K. Miller Donald K. Miller	Director

/s/ William A. Papenbrock William A. Papenbrock	Director

/s/ Albert B. Ratner Albert B. Ratner	Director

/s/ William B. Summers, Jr. William B. Summers, Jr.	Director

/s/ Dr. Jerry Sue Thornton Dr. Jerry Sue Thornton	Director

/s/ Joseph P. Viviano Joseph P. Viviano	Director
Date: August 15, 2005

RPM INTERNATIONAL INC.
Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 29, 2002, by and among, RPM, Inc., the Company and RPM Merger Company, which is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 15, 2002 (File No. 001-14187).

3.1	Amended and Restated Certificate of Incorporation of the Company, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-101501), as filed with the Commission on November 27, 2002.

3.2	Amended and Restated By-Laws of the Company, which are incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-101501), as filed with the Commission on November 27, 2002.

4.1	Specimen Certificate of common stock, par value $0.01 per share, of the Company, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-101501), as filed with the Commission on November 27, 2002.

4.2	Specimen Note Certificate for 7.0% Senior Notes Due 2005, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 as filed with the Commission on August 3, 1995 (File No. 033-61541).

4.3	Specimen Note Certificate of Liquid Asset Notes with Coupon Exchange (“LANCEs(SM)”) Due 2008, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998 (File No. 001-14187).

4.4	Specimen Note Certificate for Senior Convertible Notes Due 2033, which is incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003 (File No. 001-14187).

4.5	Specimen Note Certificate of 6.25% Senior Notes Due 2013, which is incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).

4.6	Rights Agreement by and between the Company (as successor to RPM, Inc.) and Harris Trust and Savings Bank dated as of April 28, 1999, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on May 11, 1999 (File No. 001-14187).

Exhibit No.	Description
4.6.1	Amendment to Rights Agreement dated as of December 18, 2000 by and among the Company (as successor to RPM, Inc.), Computershare Investor Services (formerly Harris Trust and Savings Bank) and National City Bank, which is incorporated herein by reference to Exhibit 4.4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 001-14187).

4.6.2	Second Amendment to Rights Agreement, dated as of October 15, 2002, among RPM, Inc., National City Bank (as successor rights agent to Computershare Investor Services, formerly Harris Trust and Savings Bank) and the Company, which is incorporated herein by reference to Exhibit 4.4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-101501), as filed with the Commission on November 27, 2002.

4.7	Indenture, dated as of June 1, 1995, between RPM, Inc. and The First National Bank of Chicago, as trustee, with respect to the 7.0% Senior Notes Due 2005, which is incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 as filed with the Commission on August 3, 1995 (File No. 033-61541).

4.8	First Supplemental Indenture, dated as of March 5, 1998 to the Indenture dated as of June 1, 1995, between RPM, Inc. and The First National Bank of Chicago, as trustee, with respect to the Liquid Asset Notes with Coupon Exchange (“LANCEs(SM)”) due 2008, which is incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998 (File No. 001-14187).

4.9	Second Supplemental Indenture, dated as of August 26, 2002, by and among the Company, RPM, Inc. and Bank One, N.A. (f/k/a The First National Bank of Chicago) as Trustee, relating to the Indenture, dated as of June 1, 1995, by and between the Company and the Trustee, which is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002 (File No. 001-14187).

4.10	Indenture, dated as of May 13, 2003 between the Company, as issuer, and The Bank of New York, as trustee, with respect to the Senior Convertible Notes due 2033, which is incorporated herein by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003 (File No. 001-14187).

4.11	Indenture, dated as of December 9, 2003 between the Company, as issuer, and The Bank of New York, as trustee, which is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (File No. 333-114259), as filed with the Commission on April 7, 2004.

4.12	Registration Rights Agreement, dated as of May 13, 2003, among the Company, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and each of the other Initial Purchasers named in Schedule A to the Purchase Agreement, for whom Merrill Lynch is acting as Representative, with respect to the Senior Convertible Notes due 2033, which is incorporated herein by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003 (File No. 001-14187).

Exhibit No.	Description
4.13	Registration Rights Agreement, dated as of December 9, 2003, among the Company, Banc One Capital Markets, Inc., Wachovia Capital Markets, LLC, J.P. Morgan Securities, Inc., Fifth Third Securities, Inc., Mellon Financial Markets, LLC and U.S. Bancorp Piper Jaffray Inc. and each of the other Initial Purchasers named in Schedule A to the Purchase Agreement, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-114259), as filed with the Commission on April 7, 2004.

4.14	Indenture dated as of September 30, 2004 between the Company, as issuer, and The Bank of New York, as trustee, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 30, 2004 (File No. 001-14187).

4.15	Form of 4.45% Senior Note Due 2009, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 30, 2004 (File No. 001-14187).

4.16	Registration Rights Agreement dated as of September 30, 2004 between the Company and Goldman, Sachs & Co., which is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 30, 2004 (File No. 001-14187).

*10.1	Succession and Post-Retirement Consulting Letter Agreement, dated April 12, 2002, by and between RPM, Inc. and Thomas C. Sullivan, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 (File No. 001-14187).

*10.1.2	Letter of Amendment to Employment Agreement and Consulting Letter Agreement, dated as of October 14, 2002, by and between RPM, Inc., the Company and Thomas C. Sullivan, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.1.3	Extension to Post-Retirement Consulting Agreement, which is incorporated herein by reference to Exhibit 10.1.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 29, 2005 (File No. 001-14187).

10.2	Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and National City Bank, as Administrative Agent, dated as of November 19, 2004, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 24, 2004 (File No. 001-14187).

*10.3	Form of Employment Agreement entered into by and between the Company and each of P. Kelly Tompkins, Senior Vice President, General Counsel and Secretary, Ronald A. Rice, Senior Vice President — Administration and Assistant Secretary, Paul G. Hoogenboom, Vice President-Operations and Chief Information Officer, Robert L. Matejka, Chief Financial Officer and Vice President — Controller, and Stephen J. Knoop, Vice President - Corporate Development, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2001 (File No. 001-14187).

Exhibit No.	Description
*10.3.1	Form of Letter of Amendment to Employment Agreements entered into by and between RPM, Inc., the Company and each of P. Kelly Tompkins, Senior Vice President, General Counsel and Secretary, Ronald A. Rice, Senior Vice President — Administration and Assistant Secretary, Paul G. Hoogenboom, Vice President-Operations and Chief Information Officer, Robert L. Matejka, Chief Financial Officer and Vice President — Controller, and Stephen J. Knoop, Vice President — Corporate Development, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.4	Amended and Restated Employment Agreement between the Company and Frank C. Sullivan — Chief Executive Officer and President, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.5	RPM International Inc. 1989 Stock Option Plan, as amended, and form of Stock Option Agreements to be used in connection therewith, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 001-14187).

*10.5.1	Amendment No. 3 to RPM International Inc. 1989 Stock Option Plan, as amended, which is incorporated herein by reference to Exhibit 4.5.1 to the Company’s Registration Statement on Form S-8 (File No. 033-32794), as filed with the Commission on November 27, 2002.

*10.6	RPM International Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-60104), as filed with the Commission on November 27, 2002.

*10.6.1	Amendment No. 1 to RPM International Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998 (File No. 001-14187).

*10.6.2	Amendment to RPM International Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.3.1 to the Company’s Registration Statement on Form S-8 as filed with the Commission on May 3, 2001(File No. 001-14187).

*10.6.3	Amendment No. 3 to RPM International Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.5.3 to the Company’s Registration Statement on Form S-8 (File No. 333-60104), as filed with the Commission on November 27, 2002.

*10.6.4	Form of Stock Option Agreement to be used in connection with the RPM International Inc. 1996 Stock Option Plan, as amended, which is incorporated herein by reference to Exhibit 10.6.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.7	RPM International Inc. Benefit Restoration Plan, which is incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 001-14187).

Exhibit No.	Description
*10.7.1	Amendment No. 1 to the RPM International Inc. Benefit Restoration Plan, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 001-14187).

*10.7.2	Amendment No. 2 to RPM International Inc. Benefit Restoration Plan, which is incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.8	RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 (File No. 001-14187).

*10.8.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 (File No. 001-14187).

*10.8.2	Amendment No. 1 to RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 4.5.1 to the Company’s Registration Statement on Form S-8 (File No. 333-101512), as filed with the Commission on November 27, 2002.

*10.8.3	Amendment No. 3 to RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 10.10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).

*10.9	RPM International Inc. Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 001-14187).

*10.9.1	Amendment No. 1 to RPM International Inc. Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.9.2	Amendment No. 2 to RPM International Inc. Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 001-14187).

*10.10	1997 RPM International Inc. Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith, which is incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.10.1	First Amendment to the RPM, Inc. 1997 Restricted Stock Plan, effective as of October 1, 1998, which is incorporated herein by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 (File No. 001-14187).

Exhibit No.	Description
*10.10.2	Second Amendment to the RPM International Inc. 1997 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.10.2 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 (File No. 001-14187).

*10.10.3	Third Amendment to the 1997 RPM International Inc. Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.12.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.10.4	Fourth Amendment to the 1997 RPM International Inc. Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 001-14187).

*10.10.5	Fifth Amendment to the 1997 RPM International Inc. Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.12.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).

*10.11	2002 RPM International Inc. Performance Accelerated Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 001-14187).

*10.11.1	Amendment No. 1 to the RPM International Inc. Performance Accelerated Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 001-14187).

*10.11.2	Amendment No. 2 to the RPM International Inc. Performance Accelerated Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).

*10.12	RPM International Inc. 2003 Restricted Stock Plan for Directors, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 (File No. 001-14187).

*10.13	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers, which is incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

10.14	Five-Year $500,000,000 Credit Agreement, dated as of July 14, 2000, among the Company, The Chase Manhattan Bank, as Administrative Agent and Chase Securities Inc., which is incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (File No. 001-14187).

Exhibit No.	Description
10.14.1	Amendment No. 1, dated July 31, 2001, to the 364-Day Credit Agreement and the Five-Year Credit Agreement among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, which is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2001 (File No. 001-14187).

10.14.2	Amendment No. 2 to Five-Year Credit Agreement, dated as of July 12, 2002, by and among the Company, the Lender parties thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as administrative agent, which is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002 (File No. 001-14187).

10.14.3	Assignment, Assumption and Release Agreement, related to the Five-Year Credit Agreement, dated as of October 15, 2002, between RPM, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

10.15	Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated June 6, 2002, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002 (File No. 001-14187).

10.15.1	Amendment No. 2 to Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated January 28, 2003, which is incorporated herein by reference to Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).

10.15.2	Amendment No. 3 to Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated April 30, 2004, which is incorporated herein by reference to Exhibit 10.17.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).

10.15.3	Amendment No. 4 to Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated March 8, 2005.(x)

10.16	Receivables Purchase Agreement, among certain subsidiaries of the Company, RPM Funding Corporation and Bank One and Wachovia Bank, NA, as co-agents and administrative agents, dated June 6, 2002, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002 (File No. 001-14187).

10.16.1	Amendment No. 2 to Receivables Purchase Agreement, among certain subsidiaries of the Company, RPM Funding Corporation and Bank One and Wachovia Bank, NA, as co-agents and administrative agents, dated May 27, 2003, which is incorporated herein by reference to Exhibit 10.18.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).

Exhibit No.	Description
10.16.2	Amendment No. 3 to Receivables Purchase Agreement, among certain subsidiaries of the Company, RPM Funding Corporation and Bank One and Wachovia Bank, NA, as co-agents and administrative agents, dated May 27, 2003, which is incorporated herein by reference to Exhibit 10.18.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).

10.16.3	Amendment No. 4 to Receivables Purchase Agreement, among certain subsidiaries of the Company, RPM Funding Corporation and Bank One and Wachovia Bank, NA, as co-agents and administrative agents, dated May 24, 2005.(x)

10.17	Omnibus Amendment No. 1 to the Receivables Sale Agreement and the Receivables Purchase Agreement, by and among RPM, Inc., the Company, certain subsidiaries of the Company, RPM Funding Corporation and Bank One, dated as of October 15, 2002, which is incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

10.18	Performance Undertaking related to the Bank One, NA Receivables Sale Agreement and Receivables Purchase Agreement, dated June 6, 2002, which is incorporated herein by reference to Exhibit 10.16.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

10.19	Note Purchase Agreement, dated as of November 15, 2001, between the Company and the Purchasers thereto with respect to the sale of $15 million principal amount of 6.12% Senior Notes, Series A, due November 15, 2004, $10 million principal amount of 6.61% Senior Notes, Series B, due November 15, 2006, and $30 million principal amount of 7.3% Senior Notes, Series C, due November, 2003, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2001 (File No. 001-14187).

10.19.1	Assignment, Assumption and Amendment Agreement, dated as of August 23, 2002, between the Company, RPM International Inc. and the holders of the Notes under the Private Placement Note Purchase Agreement, dated as of November 15, 2001, as the same may be amended or supplemented from time to time, between the Company and certain institutional investors named therein, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002 (File No. 001-14187).

10.20	Commercial Paper Dealer Agreement between the Company, as Issuer, and U.S. Bancorp Piper Jaffray Inc., as Dealer, dated as of April 21, 2003, which is incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003 (File No. 001-14187).

10.21	Issuing and Paying Agent Agreement between U.S. Bank Trust National Association and the Company, dated as of April 21, 2003, which is incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003 (File No. 001-14187).

Exhibit No.	Description
10.22	Purchase Agreement, dated as of May 8, 2003, among the Company, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and each of the other Initial Purchasers named in Schedule A to the Purchase Agreement, for whom Merrill Lynch is acting as Representative, which is incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003 (File No. 001-14187).

10.23	Purchase Agreement, dated as of December 4, 2003 among the Company, Banc One Capital Markets, Inc., Wachovia Capital Markets, LLC, J.P. Morgan Securities, Inc., Fifth Third Securities, Inc. Mellon Financial Markets, LLC and U.S. Bancorp Piper Jaffray Inc. and each of the Initial Purchasers named in Schedule A to the Purchase Agreement, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-114259), as filed with the Commission on April 7, 2004.

*10.24	RPM International Inc. Omnibus Equity and Incentive Plan, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-120067), as filed with the Commission on October 29, 2004.

10.25	Purchase Agreement dated as of September 27, 2004 among the Company, Goldman, Sachs & Co. and each of the Initial Purchasers named in Schedule A to the Purchase Agreement, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 30, 2004 (File No. 001-14187).

*10.26	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement. (x)

11.1	Computation of Net Income per share of Common Stock. (x)

13.1	Financial Information contained in 2005 Annual Report to Stockholders. (x)

21.1	Subsidiaries of the Company. (x)

23.1	Consent of Independent Registered Public Accounting Firm. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Financial Officer. (x)

32.2	Section 1350 Certification of the Company’s Chief Executive Officer. (x)

(x)	Filed herewith.

*	Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm
on Financial Statement Schedule
To The Board of Directors and
 Stockholders
RPM International Inc. and Subsidiaries
Medina, Ohio
The audits referred to in our report to the Board of Directors and Stockholders of RPM International Inc. and Subsidiaries dated July 7, 2005, relating to the consolidated financial statements of RPM International Inc. and Subsidiaries included the audit of the schedule listed under Item 15 of Form 10-K for each of the three years in the period ended May 31, 2005. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.
In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.
/s/ Ciulla, Smith & Dale, LLP
CIULLA, SMITH & DALE, LLP

S-1

RPM INTERNATIONAL INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In thousands)	Schedule II

			Additions
			Charged to
	Balance at	Additions	Selling,	Acquisitions	Insurance			Balance at
	Beginning	Charged to	General and	(Disposals)	Carrier			End
	of Period	Cost of Sales	Administrative	of Businesses	Funding	Deductions		of Period
Year Ended May 31, 2005
Allowance for doubtful accounts	$18,147	$	$5,457	$	$	$5,039	(1)	$18,565

Accrued product liability reserves	$47,402	$	$17,371	$	$12,850	$20,209	(2)	$57,414

Accrued loss reserves - Current	$9,297	$	$5,774	$	$	$7,033	(2)	$8,038

Asbestos-related liabilities - Current	$47,500	$	$74,935	$	$	$67,435	(2)	$55,000

Accrued warranty and product liability reserves - Noncurrent	$5,579	$	$ (233)	$	$3,400	$702	(2)	$8,044

Asbestos-related liabilities - Noncurrent	$43,107	$	$3,065	$	$		$(2)	$46,172

Year Ended May 31, 2004
Allowance for doubtful accounts	$17,297	$	$7,613	$75	$	$6,838	(1)	$18,147

Accrued product liability reserves	$53,207	$	$18,921	$	$	$24,726	(2)	$47,402

Accrued loss reserves - Current	$11,023	$	$3,241	$	$	$4,967	(2)	$9,297

Asbestos-related liabilities -						53,976	(2)
Current	$41,583	$	$	$	$	$(59,893	)(3)	$47,500

Accrued warranty and product liability reserves - Noncurrent	$7,781	$	$(1,816)	$	$	$386	(2)	$5,579

Asbestos-related liabilities - Noncurrent	$103,000	$	$	$	$	$59,893	(3)	$43,107

			Additions
			Charged to
	Balance at	Additions	Selling,	Acquisitions		Insurance				Balance at
	Beginning	Charged to	General and	(Disposals)		Carrier				End
	of Period	Cost of Sales	Administrative	of Businesses		Funding	Deductions			of Period
Year Ended May 31, 2003
Allowance for doubtful accounts	$15,884	$	$5,609		$212	$		$4,408	(1)	$17,297

Accrued product liability reserves	$36,670	$	$10,304	$		$36,450		$30,217	(2)	$53,207

Accrued loss reserves - Current	$11,867	$	$4,967		$335	$		$6,146	(2)	$11,023

Asbestos-related liabilities - Current	$3,377	$	$43,650	$		$		$5,444	(2)	$41,583

Accrued warranty and product liability reserves - Long-term	$9,655	$	$(609)		$603	$		$1,868	(2)	$7,781

Asbestos-related liabilities - Noncurrent	$	$	$103,000	$		$	$			$103,000

(1)	Uncollectible accounts written off, net of recoveries

(2)	Primarily claims paid during the year, net of insurance contributions

(3)	Transfers between current and noncurrent