Form 10-Q
period 2005-08-31
RPM INTERNATIONAL INC/DE/
filed 2005-10-06
CIK 110621

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended August 31, 2005, or

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
Yes ☑       No ☐.
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of September 26, 2005
117,733,188 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	August 31, 2005	May 31, 2005
ASSETS

Current Assets
Cash and short-term investments	$78,056	$184,140
Trade accounts receivable (less allowances of $19,957 and $18,565, respectively)	556,675	553,084
Inventories	363,396	334,404
Deferred income taxes	40,006	40,876
Prepaid expenses and other current assets	173,601	158,991

Total current assets	1,211,734	1,271,495

Property, Plant and Equipment, at Cost	838,474	775,564
Allowance for depreciation and amortization	(402,065)	(385,586)

Property, plant and equipment, net	436,409	389,978

Other Assets
Goodwill	728,967	663,224
Other intangible assets, net of amortization	305,676	275,744
Other	55,237	55,804

Total other assets	1,089,880	994,772

Total Assets	$2,738,023	$2,656,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$257,355	$274,573
Current portion of long-term debt	95	97
Accrued compensation and benefits	60,092	95,667
Accrued loss reserves	63,163	65,452
Asbestos-related liabilities	55,000	55,000
Other accrued liabilities	119,867	84,550

Total current liabilities	555,572	575,339

Long-Term Liabilities
Long-term debt, less current maturities	870,175	837,948
Asbestos-related liabilities	44,686	46,172
Other long-term liabilities	74,973	71,363
Deferred income taxes	99,687	78,914

Total long-term liabilities	1,089,521	1,034,397

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01 authorized 300,000 shares; issued and outstanding 117,702 as of August 2005; issued and outstanding 117,554 as of May 2005	1,177	1,176
Paid-in capital	538,016	535,204
Treasury stock, at cost
Accumulated other comprehensive income	21,286	10,004
Retained earnings	532,451	500,125

Total stockholders’ equity	1,092,930	1,046,509

Total Liabilities and Stockholders’ Equity	$2,738,023	$2,656,245

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	August 31,
	2005	2004
Net Sales	$747,352	$661,513

Cost of Sales	431,233	366,626

Gross Profit	316,119	294,887

Selling, General and Administrative Expenses	214,860	202,442

Asbestos Charge	15,000

Interest Expense, Net	8,575	7,970

Income Before Income Taxes	77,684	84,475

Provision for Income Taxes	27,723	29,989

Net Income	$49,961	$54,486

Average Number of Shares of Common Stock Outstanding:

Basic	116,542	116,163

Diluted	127,262	125,113

Basic earnings per share of common stock	$0.43	$0.47

Diluted earnings per share of common stock	$0.40	$0.44

Cash dividends per share of common stock	$0.150	$0.140

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	August 31,
	2005	2004
Cash Flows From Operating Activities:
Net income	$49,961	$54,486
Depreciation and amortization	16,759	16,275
Items not affecting cash and other	6,420	3,450
Changes in operating working capital	(39,049)	(20,957)
Changes in asbestos-related liabilities, net of tax	(1,115)	(11,879)

	32,976	41,375

Cash Flows From Investing Activities:
Capital expenditures	(8,514)	(7,413)
Acquisition of businesses, net of cash acquired	(135,780)	(9,900)
Proceeds from (purchases of) marketable securities	(3,788)	527
Proceeds from the sale of assets		4,500
Other	(556)	413

	(148,638)	(11,873)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	177,231	7,169
Reductions of long-term and short-term debt	(150,620)	(3,243)
Cash dividends	(17,635)	(16,253)
Exercise of stock options	1,412	1,062

	10,388	(11,265)

Effect of Exchange Rate Changes on Cash and Short-Term Investments	(810)	(383)

Increase (Decrease) in Cash and Short-Term Investments	(106,084)	17,854

Cash and Short-Term Investments at Beginning of Period	184,140	34,559

Cash and Short-Term Investments at End of Period	$78,056	$52,413

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005
(Unaudited)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three month periods ended August 31, 2005 and 2004. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2005.
Our business is dependent on external weather factors. Historically, we have experienced strong sales and net income in our first, second and fourth fiscal quarters comprised of the three month periods ending August 31, November 30 and May 31, respectively, with weaker performance in our third fiscal quarter (December through February).
Effective June 1, 2004, we voluntarily adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for our stock-based employee compensation plans by applying the modified prospective method as outlined by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The approach outlined in SFAS No. 123(R) is generally similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
SFAS No. 123(R) originally required adoption no later than the first interim or annual period beginning after June 15, 2005. In April, 2005, the Securities and Exchange Commission (“SEC”) issued a release that deferred the compliance dates for SFAS No. 123(R). In accordance with the SEC’s new rule, we expect to adopt SFAS No. 123(R), utilizing the modified-prospective method of accounting, on June 1, 2006. We do not anticipate that our adoption of SFAS No. 123(R) will have a material impact on our results of operations or financial position, however, the total expense recorded in future periods will depend on several variables, including the number of share-based awards that vest and the fair values of those vested awards.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. In addition, the Statement of Cash Flows for the three month period ended August 31, 2004 has been reclassified in this Form 10-Q to reflect an item reported in Note A to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended May 31, 2005. See page 34 of our Annual Report for additional information.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005
(Unaudited)
NOTE B — INVENTORIES
Inventories were composed of the following major classes:

	August 31, 2005	May 31, 2005
	(In thousands)
Raw materials and supplies	$106,851	$105,060
Finished goods	256,545	229,344

	$363,396	$334,404

NOTE C — COMPREHENSIVE INCOME
Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities. Total comprehensive income, comprised of net income and other comprehensive income, amounted to $61.2 million and $57.6 million during the three month periods ended August 31, 2005 and 2004, respectively.
NOTE D — PENSION AND POSTRETIREMENT HEALTH CARE BENEFITS
We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three month periods ended August 31, 2005 and August 31, 2004:
Pension Benefits

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	August 31,	August 31,	August 31,	August 31,
(In thousands)	2005	2004	2005	2004

Service cost	$3,318	$2,808	$619	$539
Interest cost	2,061	1,870	1,185	1,088
Expected return on plan assets	(2,527)	(2,440)	(1,150)	(1,029)
Amortization of:
Prior service cost	48	74
Net gain on adoption of SFAS No. 87	(1)	(1)
Net actuarial (gains) losses recognized	594	375	378	333

Net Periodic Benefit Cost	$3,493	$2,686	$1,032	$931

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005
(Unaudited)
Postretirement Benefits

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	August 31,	August 31,	August 31,	August 31,
(In thousands)	2005	2004	2005	2004

Service cost	$—	$3	$84	$61
Interest cost	154	165	124	109
Prior service cost	(7)	—	—	—
Net actuarial (gains) losses recognized	15	7	11	7

Net Periodic Benefit Cost	$162	$175	$219	$177

We previously disclosed in our financial statements for the fiscal year ended May 31, 2005, that we expected to contribute approximately $10.1 million to the Retirement Plan in the U.S. and approximately $2.1 million to plans outside the U.S. during the current fiscal year. As of August 31, 2005, we do not anticipate any changes to these contribution levels.
We have determined that our postretirement medical plan provides prescription drug benefits that will qualify for the federal subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). For our current retirees who are not subject to cost caps, we have assumed that we will be eligible for the subsidy beginning in 2006 and for all future years. For our current and future retirees who are subject to cost caps, we have assumed that we will be eligible for the subsidy beginning in 2006 and ending on average in 2012.
We reflected the impact of the Act beginning with our fiscal year ended 2005 accumulated postretirement benefit obligation (“APBO”). The change in the APBO includes the change as an actuarial gain in accordance with FASB Staff Position No. FAS 106-2. The impact is reflected net of periodic expense beginning with the current quarter ended August 31, 2005.
NOTE E — ILLBRUCK ACQUISITION
On August 31, 2005, Tremco, Inc., a wholly-owned subsidiary of RPM, completed its acquisition of privately-owned illbruck Sealant Systems, located in Leverkusen, Germany, for approximately $132 million, plus debt assumption of approximately $6 million, subject to certain post-closing adjustments. The acquisition agreement had been previously announced on July 25, 2005 and the customary European approvals were subsequently obtained.
Illbruck had sales of approximately $190 million for its fiscal year ended December 31, 2004, bringing to the RPM family a leading manufacturer of innovative, high-performance sealants and installation systems for pre-fabricated construction elements and for window and door applications. The acquisition brings an extensive line of products including joint sealing tapes,

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005
(Unaudited)
flashing tapes, cartridge sealants and adhesives, strips, foils and accessories marketed under brand names such as illbruck, Festix, Perennator and Coco.
The purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of acquisition. We will determine estimated fair values based on independent appraisals, discounted cash flow analyses, quoted market prices and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be recorded as goodwill. The operations will be included in our consolidated financial statements from the date of acquisition. Prior to the date of acquisition, we began investigating the potential for synergies associated with restructuring the operations at certain locations, including possible involuntary termination or relocation of certain employees, along with possible closure of certain plants. At this time, restructuring plans have not been finalized, pending investigation of the costs and associated benefits of consolidating operations.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(In thousands)

Current assets	$58,477
Property, plant and equipment	46,757
Goodwill	61,076
Other intangible assets	30,411

Total Assets Acquired	$196,721

Liabilities assumed	(65,049)

Net Assets Acquired	$131,672

The allocation of the purchase price is preliminary and subject to adjustment following completion of the valuation process. The $61.1 million of goodwill will be assigned to the various subsidiaries of the illbruck Sealant Systems group upon finalization of the allocation of purchase price and will not be deductible for tax purposes.
NOTE F — ASBESTOS-RELATED LIABILITIES
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
AUGUST 31, 2005
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
As a result of an examination of our subsidiaries historical insurance and as previously disclosed, certain of our subsidiaries filed a complaint for declaratory judgment, breach of contract and bad faith against various third-party insurers, challenging their assertion that their policies covering asbestos-related claims have been exhausted. Since the July 3, 2003 filing in Ohio, this action was combined with a related case and, pursuant to a case management order, the parties are to complete fact discovery by March 31, 2006 and dispositive motions and expert discovery by September 1, 2006. A trial date of January 29, 2007 was originally set; however, it is possible that this and other dates may be modified as the coverage case progresses.
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
During the last seven months of 2003, new state liability laws were enacted in three states (Mississippi, Ohio and Texas) where at that time more than 80% of the claims against Bondex were pending. Effective dates for the last two of the law changes were April 8, 2003 and July 1, 2003. The changes generally provided for liability to be determined on a “proportional cause” basis, thereby limiting Bondex’s responsibility to only its share of the alleged asbestos exposure. During the third and fourth fiscal quarters of 2004, two of the three previously mentioned states that adopted “proportional cause” liability in 2003 passed additional legislation impacting medical criteria and product identification in asbestos-related litigation. While there have been some changes in the type of claims filed in certain of these states, the ultimate influence these law changes may have on future claims activity and settlement values is not known at this time. Claims in these three subject states at the quarter ended August 31, 2005, coupled with the

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005
(Unaudited)
non-malignancy filings in Florida, currently comprise approximately 80% of the total aggregate claims filed against Bondex.
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
Estimating the future cost of asbestos related contingent liabilities was and continues to be subject to many uncertainties, including (i) the ultimate number of claims filed (ii) the cost of resolving both current known and future unknown claims; (iii) the amount of insurance, if any, available to cover such claims, including the outcome of coverage litigation against the subsidiaries’ third party insurers; (iv) future earnings and cash flow of the Company’s subsidiaries; (v) the impact of bankruptcies of other companies whose share of liability may be imposed on the Company’s subsidiaries under certain state liability laws; (vi) the unpredictable aspects of the litigation process including a changing trial docket and the jurisdictions in which trials are scheduled; (vii) the outcome of any such trials including judgments or jury verdicts, as a result of our more aggressive defense posture which includes taking selective cases to verdict; (viii) the lack of specific information in many cases concerning exposure to the subsidiaries’ products and the claimants’ diseases; (ix) potential changes in applicable federal and/or state law; and (x) the potential impact of various proposed structured settlement transactions or subsidiary bankruptcies by other companies, some of which are the subject of federal appellate court review, the outcome of which could materially affect any future asbestos-related liability estimates. In addition to the foregoing, during both calendar years 2003 and 2005, passage by the United States Senate Judiciary Committee of a proposed bill to establish a trust fund to pay future asbestos related claims and remove such cases from federal and state courts with industry and insurers funding the trust continues to be a significant variable that has made it increasingly difficult to predict with certainty the full exposure of future, unknown asbestos-related claims. The ongoing prospect of federal trust fund legislation is expected to continue to be a significant variable in assessing our future asbestos-related liabilities. Since May 31, 2005, the Company has become aware of a pending criminal investigation into the conduct of three plaintiffs’ law firms and their asbestos claim-filing practices. This federal investigation, coupled with recent judicial findings in Texas, calls into question from a medical and legal perspective the veracity of a significant number of asbestos claims for all defendants. We will continue to monitor developments in this area including the potential impact on both existing claim values and with respect to our ability to assess the potential for future claim filings and the value of any such future claims.
Based on the foregoing considerations, at May 31, 2003, we concluded that we could not fully estimate the liability that would result from all future asbestos claims. We established a reserve

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005
(Unaudited)
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
Since May 31, 2003, we have reviewed and evaluated on a quarterly basis the adequacy of our asbestos reserve. The range of loss calculation for the $140 million reserve was based on an extensive analysis of the most critical factors that influence our asbestos-related costs including: (i) the gross number of open malignancy claims (principally mesothelioma claims) as these claims have the most significant impact on our asbestos settlement costs; (ii) historical and current settlement costs and dismissal rates by various categories; (iii) analysis of the jurisdiction and governing law of the states in which these claims are pending; and (iv) outside defense counsel’s opinions and recommendations with respect to the merits of such claims. Although the number of open malignancy claims has remained relatively constant since May 31, 2003 continuing through our most recent quarter ended August 31, 2005, our average settlement costs for malignancy claims have declined and dismissal rates have increased. Several defense verdicts during the second half of fiscal 2004 further contributed to lower settlement values and higher dismissal rates. Our defense costs, however, have increased significantly as a result of our more aggressive defense strategy, which includes taking selective cases to verdict.
As previously disclosed, based on our review of our asbestos reserve for the second quarter ending November 30, 2004, we concluded that an increase in our reserve was appropriate and recorded an asbestos reserve adjustment of $47.0 million for the quarter ended November 30, 2004, which we believed would be sufficient to cover any incremental cash flow requirements through fiscal 2006 not covered by the $140.0 million reserve, as well as the additional cash flow requirements for the balance of our then pending known claims and anticipated higher defense costs. Approximately $32.0 million of the $47.0 million reserve adjustment was allocated to anticipated higher future defense costs. Consistent with this methodology, additional asbestos reserves were taken for the third and fourth quarters of fiscal 2005.
During the first quarter ended August 31, 2005, an additional $15.0 million was added to the asbestos reserve based on management’s quarterly review of pending claims and defense costs. This reserve adjustment puts our total reserves at approximately $99.7 million, which we

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005
(Unaudited)
believe will be sufficient to cover the cash flow requirements for the balance of our then pending known claims and defense costs. Our $15.0 million reserve increase is based on our most recent quarter’s experience and our valuation of our known existing claims and assumes that approximately $1.7 million will be allocated to anticipated higher future defense costs. As we review our asbestos reserve each quarter, we will make appropriate adjustments to the reserve based on our most recent experience to ensure that it is sufficient to cover the anticipated settlement and defense costs associated with our then pending, known claims. We will continue to evaluate the appropriateness of estimating the value of any potential future unknown asbestos claims and at such time as we are able to quantify such future exposure, we will establish a reserve for such unknown future claims.
We recognize that future facts, events and legislation, both state and/or federal, may alter our estimates of both pending and future claims. We cannot estimate possible liabilities in excess of those accrued because we cannot predict the number of additional claims that may be filed in the future, the grounds for such claims, the potential settlement values associated with any such future claims, the ultimate resolution of such claims, the full impact of the state law changes enumerated above or the effect of pending federal trust fund legislation on future asbestos claims. Subject to the foregoing variables, including the timing and impact of such variables and the increase in the asbestos reserve, we believe that our asbestos reserves are sufficient to cover asbestos-related cash flow requirements for the current inventory of our known claims. It is, however, reasonably possible that our actual costs for claims could differ from current estimates but, based upon information presently available, such costs are not expected to have a material effect on our competitive or financial position or our ongoing operations. As previously disclosed, however, our existing reserve will not presently cover the costs of future unknown claims and therefore, additional reserves will be required in future periods for any such future claims. Any such future reserve increases, when recorded, could have a material impact on our results in such period.
We will continue to evaluate our asbestos-related loss exposure each quarter and review the adequacy of our reserve and the related cash flow implications in light of our most recent actual claims experience, the impact of state law changes and the evolving nature of federal legislative efforts to address asbestos litigation. We will continue to explore all feasible alternatives available to resolve our asbestos-related exposure in a manner consistent with the best interests of our stockholders.
The following table illustrates the movement of current and long-term asbestos-related liabilities through August 31, 2005:

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005
(Unaudited)

Asbestos Liability Movement
(Current and Long-Term)
	Balance at		Deductions	Balance at
	Beginning	Additions to	(Primarily	End of
(In thousands)	of Period	Asbestos Charge	Claims Paid)	Period

Three Months Ended August 31, 2005	$101,172	$15,000	$16,486	$99,686
Year Ended May 31, 2005	90,607	78,000	67,435	101,172
Year Ended May 31, 2004	144,583		53,976 (a)	90,607

(a)	Represents the Company’s portion of total claims paid during the fiscal year ended May 31, 2004 of $63.4 million, net of insurer contributions totaling $9.4 million. Insurance coverage was depleted in the first quarter of fiscal year 2004.
NOTE G — EARNINGS PER SHARE
In October 2004, the Financial Accounting Standards Board ratified the consensus of the Emerging Issues Task Force (the “EITF”) with respect to EITF issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” The consensus required us to consider all instruments with contingent conversion features that include a market price trigger in our diluted earnings per share calculations, regardless of whether that market price trigger has been met. Therefore, our calculation of fully diluted earnings per share now includes the 8,034,355 contingent shares of our common stock related to our convertible debt, which includes a market price trigger, in our calculation of fully diluted earnings per share by applying the “if-converted” method. EITF 04-8 also required us to restate previously reported earnings per share for all prior periods presented.
NOTE H — SEGMENT INFORMATION
We operate a portfolio of businesses that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives. We manage our portfolio by organizing our businesses into two reportable operating segments — industrial and consumer — based on the nature of business activities; products and services; the structure of management; and the structure of information as presented to the Board of Directors. Within each segment, individual operating companies or groups of companies generally address common markets, utilize similar technologies, and can share manufacturing or distribution capabilities.
In addition to the two reportable operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets, and other expenses, including asbestos-related charges, not directly associated with either reportable operating segment. Related assets consist primarily of investments, prepaid expenses, deferred pension

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005
(Unaudited)
assets, and headquarters’ property and equipment. These corporate and other expenses reconcile reportable operating segment data to total consolidated net sales, income before income taxes and identifiable assets. Comparative first quarter results on this basis are illustrated in the following table.

	Quarter Ended
	August 31,	August 31,
(In thousands)	2005	2004
Net Sales
Industrial Segment	$430,839	$365,508
Consumer Segment	316,513	296,005

Consolidated	$747,352	$661,513

Income (Loss) Before Income Taxes
Industrial Segment	$65,079	$56,136
Consumer Segment	46,436	46,355
Corporate/Other	(33,831)	(18,016)

Consolidated	$77,684	$84,475

	August 31, 2005	May 31, 2005
Identifiable Assets
Industrial Segment	$1,469,424	$1,271,145
Consumer Segment	1,103,461	1,138,894
Corporate/Other	165,138	246,206

Consolidated	$2,738,023	$2,656,245

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2005
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
THREE MONTH PERIOD ENDED AUGUST 31, 2005
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
Other Long-Lived Assets
We assess identifiable non-goodwill intangibles and other long-lived assets for impairment whenever events or changes in facts and circumstances indicate the possibility that the carrying value may not be recoverable. Factors considered important, which might trigger an impairment evaluation, include the following:
▪	significant under-performance relative to historical or projected future operating results;

▪	significant changes in the manner of our use of the acquired assets;

▪	significant changes in the strategy for our overall business; and

▪	significant negative industry or economic trends.
Additionally, we test all indefinitely-lived intangible assets for impairment annually. Measuring a potential impairment of non-goodwill intangibles and other long-lived assets requires various estimates and assumptions, including determining which cash flows are directly related to the asset being evaluated, the useful life over which those cash flows will occur, their amount and the asset’s residual

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2005
value, if any. If we determine that the carrying value of these assets may not be recoverable based upon the existence of one or more of the above-described indicators, any impairment would be measured based on projected net cash flows expected from the asset(s), including eventual disposition. The determination of impairment loss would be based on the best information available, including internal discounted cash flows, quoted market prices when available and independent appraisals as appropriate to determine fair value. Cash flow estimates would be based on our historical experience and our internal business plans, with appropriate discount rates applied. We have not incurred any such impairment loss to date.
Deferred Income Taxes
The provision for income taxes is calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred income taxes using the liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain changes in valuation allowances. We provide valuation allowances against deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
In determining the adequacy of the valuation allowance management considers cumulative and anticipated amounts of domestic and international earnings or losses, anticipated amounts of foreign source income, as well as the anticipated taxable income resulting from the reversal of future taxable temporary differences.
We intend to maintain the recorded valuation allowances until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support a reversal of the tax valuation allowances.
Contingencies
We are party to claims and lawsuits arising in the normal course of business, including the various asbestos-related suits discussed herein and in Note H to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2005. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and reasonably estimable. The provisions are based on historical experience and legal advice, are reviewed quarterly and are adjusted according to developments. Estimating probable losses requires analysis of multiple forecasted factors that often depend on judgments about potential actions by third parties such as regulators, courts and state and federal legislatures. Changes in the amount of the provisions affect our consolidated statements of income. Due to the inherent uncertainties in the loss reserve estimation process, we are unable to estimate an additional range of loss in excess of our accruals. We may incur asbestos costs in addition to any amounts reserved, which may have a material adverse effect on our financial condition, results of operations or cash flows.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2005
Our environmental-related accruals are similarly established and/or adjusted as information becomes available upon which costs can be reasonably estimated. Here again, actual costs may vary from these estimates because of the inherent uncertainties involved, including the identification of new sites and the development of new information about contamination. Certain sites are still being investigated and, therefore, we have been unable to fully evaluate the ultimate cost for those sites. As a result, reserves have not been taken for certain of these sites and costs may ultimately exceed existing reserves for other sites. We have received indemnities for potential environmental issues from purchasers of certain of our properties and businesses and from sellers of some of the properties or businesses we have acquired. We have also purchased insurance to cover potential environmental liabilities at certain sites. If the indemnifying or insuring party fails to, or becomes unable to, fulfill its obligations under those agreements or policies, we may incur environmental costs in addition to any amounts reserved, which may have a material adverse effect on our financial condition, results of operations or cash flows.
REPORTABLE SEGMENT INFORMATION
We operate a portfolio of businesses that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives. We manage our portfolio by organizing our businesses into two reportable operating segments — industrial and consumer — based on the nature of business activities; products and services; the structure of management; and the structure of information as presented to the Board of Directors. Within each segment, individual operating companies or groups of companies generally address common markets, utilize similar technologies, and can share manufacturing or distribution capabilities. We evaluate the profit performance of our segments based on income before income taxes, but also look to earnings before interest and taxes (“EBIT”) as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations.
In addition to the two reportable operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets, and other expenses, including asbestos-related charges, not directly associated with either operating segment. Related assets consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other expenses reconcile reportable operating segment data to total consolidated net sales, income before income taxes and identifiable assets. Comparative first quarter results on this basis are illustrated in the following table.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2005

	Quarter Ended
	August 31,	August 31,
(In thousands)	2005	2004
Net Sales
Industrial Segment	$430,839	$365,508
Consumer Segment	316,513	296,005

Consolidated	$747,352	$661,513

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$65,079	$56,136
Interest (Expense), Net	(31)	11

EBIT (b)	$65,110	$56,125

Consumer Segment
Income Before Income Taxes (a)	$46,436	$46,355
Interest (Expense), Net	132	49

EBIT (b)	$46,304	$46,306

Corporate/Other
(Loss) Before Income Taxes (a)	$(33,831)	$(18,016)
Interest (Expense), Net	(8,676)	(8,030)

EBIT (b)	$(25,155)	$(9,986)

Consolidated
Income Before Income Taxes (a)	$77,684	$84,475
Interest (Expense), Net	(8,575)	(7,970)

EBIT (b)	$86,259	$92,445

(a)	The presentation includes a reconciliation of Income Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (“GAAP”) in the U.S., to EBIT.

(b)	EBIT is defined as earnings before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2005
RESULTS OF OPERATIONS
Three Months Ended August 31, 2005
Net Sales
Net sales on a consolidated basis for the first quarter of fiscal 2006 of $747.4 million improved 13.0 percent, or $85.8 million, over last year’s first quarter net sales of $661.5 million. Contributing to this improvement over last year was primarily growth in organic sales of approximately $71.1 million, or 10.8 percent, including 3.5 percent pricing, plus 5 small acquisitions supplying another 1.4 percent growth in sales, or $9.4 million. As outlined in Note E to the financial statements, the acquisition of illbruck Sealant Systems was completed on August 31, 2005, and therefore did not impact first quarter sales or earnings. Net favorable foreign exchange rates, relating primarily to the Canadian and Latin American currencies, provided the remaining 0.8 percent, or $5.3 million, of the growth in sales over last year’s first quarter.
Industrial segment net sales for the first quarter grew 17.9 percent to $430.8 million from last year’s $365.5 million, comprising 57.6 percent of the current quarter’s consolidated net sales. This segment’s net sales growth comes primarily from organic sales growth of 14.4 percent, including 3.2 percent pricing, plus 2.4 percent from 4 small acquisitions, and the remaining 1.1 percent from net favorable foreign exchange differences. There were organic sales improvements nearly throughout this segment, with some of this growth related to increased North American commercial construction, in addition to ongoing maintenance and improvement activities. The demand for most of our industrial product lines has increased as the economy in general, and the industrial sector in particular, has improved. We continue to secure new business and grow market share among our industrial segment operations.
Consumer segment net sales for the first quarter grew 6.9 percent to $316.5 million from last year’s $296.0 million, comprising 42.4 percent of the current quarter’s consolidated net sales. Growth in organic sales added 6.2 percent (4.0 percent pricing) to the consumer segment sales total, plus 0.5 percent from favorable foreign exchange differences, and approximately 0.2 percent from one small acquisition over the last 12 months. Beginning in February 2005, our retail merchandising services arrangements were changed with certain customers, resulting in a year over year reduction in net sales and gross profit, with a related reduction in selling expenses; otherwise, organic sales growth this first quarter would have been 7.7 percent, or 1.5 percent stronger. This organic growth in this segment is the result of fairly steady retail demand by the consumer, coupled with continuous product development among our businesses.
Gross Profit Margin
Consolidated gross profit margin of 42.3 percent of net sales this first quarter declined from 44.6 percent a year ago. This margin decline of 2.3 percent of sales (230 bps) is primarily the result of the higher costs of a number of our raw materials, particularly

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2005
petrochemical-based, net of higher pricing initiatives (approximately 140 bps), plus the change in merchandising services arrangements (approximately 30 bps). A somewhat lower-margin mix of sales accounted for the difference, including increased services sales which carry characteristically lower gross margins.
Industrial segment gross profit margin for the first quarter declined to 43.9 percent of net sales from 45.9 percent last year. The higher raw material costs, net of pricing initiatives, impacted this segment’s margin by approximately 120 bps, and the mainly service-driven lower-margin mix of sales accounted for the difference of approximately 80 bps.
Consumer segment gross profit margin for this first quarter declined to 40.2 percent of net sales from 43.0 percent last year. The higher raw material costs, net of pricing initiatives, impacted this segment’s margin by approximately 160 bps, the change in merchandising services arrangements affected this margin by approximately 80 bps, and the partly service-driven lower-margin mix of sales accounted for the difference of approximately 40 bps.
Selling, General and Administrative Expenses (“SG&A”)
Consolidated SG&A expense levels improved 190 bps to 28.7 percent of net sales compared with 30.6 percent a year ago. The leverage from the strong organic sales growth over last year was the main contributor to the favorable decline in the percentage of costs over the prior year, supplemented by the change in merchandising services arrangements, the combination of which more than overcame continued higher fuel-related distribution costs, and increased compensation, warranties and other growth-related expenditures and investments.
Industrial segment SG&A improved by 170 bps to 28.8 percent of net sales this first quarter from 30.5 percent a year ago, reflecting principally the leverage of strong organic sales growth, along with cost containment and other savings programs, partly offset by higher fuel-related distribution costs (20 bps), increased compensation (40 bps) and other growth-related expenditures and investments.
Consumer segment SG&A improved by 180 bps to 25.5 percent of net sales this first quarter compared with 27.3 percent a year ago, also reflecting the leverage of organic sales growth over last year and this segment’s change in merchandising servicing arrangements, along with continued cost containment and other savings programs. Similarly, compensation changes (60 bps), increased fuel-related distribution costs (20 bps) and other growth-related expenditures and investments partly offset these benefits.
Corporate/Other SG&A expenses increased during this year’s first quarter to $10.1 million from $9.9 million during last year’s first quarter, principally reflecting higher year over year costs related to the expensing of initial grants under the October 2004 Omnibus Equity Incentive Plan, approximating $400 thousand, partly offset by certain lower insurance and other costs.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2005
License fee and joint venture income of approximately $400 thousand and $300 thousand for the quarters ended August 31, 2005 and August 31, 2004, respectively, are reflected as reductions of consolidated SG&A expenses.
We recorded total net periodic pension and postretirement benefit cost of $4.9 million and $4.0 million for the quarters ended August 31, 2005 and August 31, 2004, respectively. This increased pension expense of $0.9 million was largely attributable to increased pension service and interest cost approximating $0.9 million, in combination with additional net actuarial losses incurred of $0.3 million, partly offset by a slight improvement in the expected return on plan assets of $0.3 million. We expect that pension expense will fluctuate on a year-to-year basis depending upon the investment performance of plan assets, but such changes are not expected to be material as a percentage of income before income taxes.
Asbestos Charges
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
During the quarter ending August 31, 2005, an additional $15.0 million was expensed through corporate/other and was added to our reserve based on management’s quarterly review of pending claims and defense costs. No charge was needed in the prior year’s first quarter. This reserve adjustment puts our total reserves at approximately $99.7 million, which we believe will be sufficient to cover the cash flow requirements for the balance of our then pending known claims and defense costs. Our $15.0 million reserve increase is based on our most recent quarter’s experience and our valuation of our known existing claims and assumes that approximately $1.7 million will be allocated to anticipated higher future defense costs. As we review our asbestos reserve each quarter, we will make appropriate adjustments to the reserve based on our most recent experience to ensure that it is sufficient to cover the anticipated settlement and defense costs associated with our then pending, known claims. We will continue to evaluate the appropriateness of estimating the value of any potential future unknown asbestos claims and at such time, as we are able to quantify such future exposure, we will establish a reserve for such unknown future claims. For additional information, refer to Note F to the Consolidated Financial Statements.
We will continue to evaluate our asbestos-related loss exposure each quarter and review the adequacy of our reserve and the related cash flow implications in light of our most recent actual claims experience, the impact of state law changes and the evolving nature of federal legislative efforts to address asbestos litigation. We will continue to explore all

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2005
feasible alternatives available to resolve our asbestos-related exposure in a manner consistent with the best interests of our stockholders.
Net Interest Expense
Net interest expense was $600 thousand higher this first quarter than a year ago. Interest rates averaged 4.79 percent during this first quarter, compared with 4.66 percent a year ago, accounting for nearly $300 thousand in increased interest expense. This average rate increase is directly related to the Federal Reserve Bank rate increases during the past year, which affected the interest cost on our variable interest rate indebtedness. Additional debt outstanding year over year cost approximately $300 thousand in higher interest expense during the quarter. Higher average net borrowings associated with recent acquisitions, amounting to approximately $23.8 million, added approximately $300 thousand more interest cost, while investment income performance improved year-over-year, providing approximately $300 thousand of additional income.
Income Before Income Taxes (“IBT”)
Consolidated IBT for this year’s first quarter declined by $6.8 million, or 8.0 percent, to $77.7 million from $84.5 million during last year’s first quarter, with margin comparisons of 10.4 percent of net sales versus 12.8 percent a year ago. These declines year over year reflect primarily the $15.0 million pre-tax asbestos charge taken during this year’s first quarter and our higher pricing initiatives to address higher material costs. Exclusion of the asbestos charge would have resulted in IBT growth of 9.7 percent on 7.2 percent organic sales growth, before higher pricing initiatives and the change in merchandising services arrangements, and adjusted margins of 12.4 percent compared with last year’s 12.8 percent. This 40 bps margin difference essentially reflects the net impact of the higher material costs.
Industrial segment IBT grew by $8.9 million, or 15.9 percent, to $65.1 million from last year’s $56.1 million, mainly from the strength of this segment’s organic sales growth. Consumer segment IBT remained flat at $46.4 million each year, reflecting primarily the net impact of the higher material costs. Combined operating IBT improved by $9.0 million, or 8.8 percent, over last year.
Income Tax Rate
The effective income tax rate was 35.7% for the three months ended August 31, 2005 compared to an effective income tax rate of 35.5% for the three months ended August 31, 2004.
For the three months ended August 31, 2005 and 2004, the effective tax rate differed from the federal statutory rate principally due to increases in the income tax rate as a result of valuation allowances associated with losses incurred by certain of our foreign businesses, valuation allowances related to U.S. federal foreign tax credit carryforwards, state and local income taxes and other non-deductible business operating expenses. The

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2005
increases in the effective tax rate were partially offset by certain tax credits and by the U.S. federal tax impact of foreign operations. Furthermore, for the three months ended August 31, 2005, a decrease in the effective tax resulted from a one-time state income tax benefit relating to changes in Ohio tax law, including the effect of lower tax rates, enacted on June 30, 2005.
As of August 31, 2005, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we intend to maintain the tax valuation allowances recorded at August 31, 2005 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support the reversal of the tax valuation allowances.
The valuation allowances relate to U.S. federal foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. The most significant portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting. Any reversal of the valuation allowance that was recorded in purchase accounting would reduce goodwill.
The effective income tax rate for the three months ended August 31, 2005 reflects the impact of the $15 million asbestos liability charge. Excluding the asbestos charge, the effective income tax rate for this year’s first quarter would have been adjusted to a pro-forma effective income tax rate of 36.0%. There was no asbestos liability charge during the three months ended August 31, 2004. Accordingly, the pro-forma effective tax rate for the first quarter of the prior year remains at 35.5%.
Net Income
Net income of $50.0 million for the three months ended August 31, 2005 compares to net income of $54.5 million for the same period last year, reflecting the impact of the $9.3 million after-tax asbestos charge taken this year. Excluding the impact of the asbestos charge, this year’s first quarter net income would have been an adjusted $59.3 million, representing an increase of $4.8 million, or 8.9 percent, from last year’s $54.5 million. Margin on sales would have been an adjusted 8.0 percent this year compared with 8.3 percent of sales for the three month period ended August 31, 2004, with this 30 bps margin difference mostly the result of the net impact from the higher material costs.
Also excluding the asbestos charge, adjusted 2006 first quarter diluted earnings per common share would have increased by 6.8 percent, to an adjusted $0.47 from $0.44 a year ago. As a result of our adoption of EITF 04-8 during last fiscal year, as outlined in Note G, diluted earnings per common share for the quarter ended August 31, 2004 have been restated to include the 8,034,355 shares issuable upon conversion of our contingently convertible debt.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2005
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows From:
Operating Activities
There was $33.0 million of cash generated from operations during the first three months of fiscal 2006 compared with $41.4 million generated during the same period a year ago, or a net decrease of $8.4 million. Excluding the $15.0 million ($9.3 million after-tax) effect of the non-cash asbestos charges taken during this first quarter, which did not affect cash flow, our adjusted period over period increase in net income and depreciation would have been a positive $5.3 million. “Items not affecting cash and other” and “Changes in operating working” were a net use of cash period-over-period of $15.1 million. Changes in trade accounts receivable generated a period-over-period increase in cash flow of $8.7 million, due to greater collections from higher fourth quarter sales volume during this most recent quarter versus the year ago quarter, while maintaining days sales outstanding at approximately the same level. In addition, included in this positive cash generation is the negative impact of $1.6 million due to changes in exchange rates. Inventories contributed a period over period generation of cash flow of $4.4 million as a result of a two day improvement in days inventory outstanding versus the prior period. Also included in the change is a negative cash flow reduction due to exchange rates of approximately $1.3 million. Accounts payable had the most significant change period-over-period, which caused a decrease in cash flow of $40.1 million as a result of the comparative strength of business toward year-end 2005 versus a year ago, coupled with the timing of those related payments year over year. Accrued compensation and benefits negatively affected cash flow period over period by $4.6 million as a result of larger compensation and benefit related payouts to date this year versus the prior year, while prepaid and other current assets positively affected cash flow by $3.4 million period-over-period. Income taxes payable and deferred taxes positively affected cash flow by $9.2 million as of the result of timing of payments and the build up of tax accruals this period over the prior. All other remaining balance sheet changes related to “Items not affecting cash and other” and “Changes in operating working” had a net positive impact of $3.9 million, mostly due to timing.
In other areas, changes in long-term and short-term asbestos related reserves, net of taxes, amounted to a period over period source of cash of approximately $1.4 million.
Cash provided from operations remains our primary source of financing internal growth, with limited use of short-term debt.
Investing Activities
Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth through improved production and distribution efficiencies and capacity, and to enhance administration. Capital expenditures during the first three months of fiscal 2006 of $8.5 million compare with depreciation of $13.0 million, well within the maintenance level of spending. We are not a capital intensive

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2005
business and capital expenditures generally do not exceed depreciation in a given year. Capital spending is expected to slightly outpace our depreciation levels for the next several years as additional capacity is brought on-line to support our continued growth. With the additional minor plant expansion, we believe there will be adequate production capacity to meet our needs for the next several years at normal growth rates.
During the first three months of fiscal 2006, we invested a total of $138.1 million for the acquisition of illbruck (refer to Note E) and a smaller business.
Our captive insurance companies invest in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in these activities between years are attributable to the timing and performance of their investments.
Financing Activities
On September 30, 2004, we issued and sold $200 million aggregated principal amount of 4.45% Senior Unsecured Notes due 2009 (“4.45% Senior Notes”), which we concurrently swapped back to floating interest debt (refer to interest rate risk below). The 4.45% Senior Notes were offered to qualified institutional buyers under Rule 144A. While the net proceeds were primarily earmarked to pre-fund the retirement of the 7% Senior Notes, which matured June 15, 2005, portions of the net proceeds had been used to retire the $15.0 million 6.12% Senior Notes which matured November 15, 2004, and to repay our then-outstanding $68.0 million commercial paper. On April 26, 2005, pursuant to a Registration Rights Agreement between the Company and the initial purchasers of the 4.45% notes, we completed an exchange offer to allow holders to exchange the 4.45% Senior Notes for the same principal amount of the notes registered under the Securities Act of 1933.
During November 2004, we refinanced our $500 million revolving credit facility, due July 14, 2005, with a $330 million 5-year credit facility (“Credit Agreement”), due November 19, 2009. This new facility will be used for general corporate purposes, including acquisitions and to provide back-up liquidity for the issuance of commercial paper. The facility provides for borrowings in U.S. dollars and several foreign currencies in an aggregate amount of up to $25.0 million and a swing-line up to $20.0 million for short-term borrowings of less than 15 days. In addition, the size of the facility may be expanded upon our request by up to an additional $100.0 million, thus potentially expanding the facility to $430.0 million, subject to lender approval. As of August 31, 2005, we had $176.7 million outstanding under this facility.
We are exposed to market risk associated with interest rates. We do not use financial derivative instruments for trading purposes, nor do we engage in foreign currency, commodity or interest rate speculation. Our hedged risks are associated with certain fixed debt whereby we have a $200 million notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest based on six-month LIBOR that matures in fiscal 2010. Because critical terms of the debt and interest rate swap match, the hedge is considered perfectly effective against changes in fair value of

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2005
debt, and therefore, there is no need to periodically reassess the effectiveness during the term of the hedge.
Our debt-to-capital ratio was 44.3% at August 31, 2005 compared with 44.5% at May 31, 2005. Had we been able to reduce our total outstanding debt by all of our cash and short-term investments available as of August 31, 2005 and May 31, 2005, our adjusted net (of cash) debt-to-capital would have been 42.0% and 38.5%, respectively. This difference primarily reflects the additional indebtedness related to the August 31, 2005 Illbruck Sealant Systems acquisition (refer to Note E).
The following table summarizes our financial obligations and their expected maturities at August 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.
Contractual Obligations
(In thousands)

	Total	Payments Due In
	Contractual
	Payment Stream	2006	2007-08	2009-10	After 2010

Long-term debt obligations	$870,270	$95	$260,166	$515,536	$94,473
Operating lease obligations (1)	79,560	23,765	32,482	12,429	10,884
Other long-term liabilities (2)	144,000	13,200	22,700	30,900	77,200

Total	$1,093,830	$37,060	$315,348	$558,865	$182,557

(1)	We calculate non-cancelable operating lease obligations on an annual basis and consequently such information is not available at August 31, 2005. The amounts shown above represent the obligations at May 31, 2005.

(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans in the U.S. and Canada, assuming no actuarial gains or losses, assumption change or plan changes occur in any period. Projections for our other non-U.S. plans are not currently determinable.
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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2005
OTHER MATTERS
Environmental Matters
Environmental obligations continue to be appropriately addressed and, based upon the latest available information, it is not anticipated that the outcome of such matters will materially affect the Company’s results of operations or financial condition. Our critical accounting policies and estimates set forth above describe our method of establishing and adjusting environmental-related accruals and should be read in conjunction with this disclosure. (For additional information, refer to Note H to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended May 31, 2005.)
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
The effective date of the new special tax deduction included in the Act is for tax years beginning after December 31, 2004. Accordingly, the new provision is first available to us for our fiscal year ending May 31, 2006. We have determined that the new special tax deduction associated with qualified production activities income will have a slightly favorable effect on our annual effective tax rate for the year ending May 31, 2006.
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
We have not completed computing the potential tax effects of the repatriation provision at this time. An evaluation of the tax effect of the new special one-time dividends received deduction may have on our results will be completed during fiscal 2006.
FORWARD — LOOKING STATEMENTS
The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2005
differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) general economic conditions; (b) the price and supply of raw materials, particularly titanium dioxide, certain resins, aerosols and solvents; (c) continued growth in demand for the Company’s products; (d) legal, environmental and litigation risks inherent in the Company’s construction and chemicals businesses and risks related to the adequacy of the Company’s insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon the Company’s foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with the Company’s ongoing acquisition and divestiture activities; (i) risks related to the adequacy of its contingent liability reserves, including for asbestos-related claims; and (j) other risks detailed in the Company’s other reports and statements filed with the Securities and Exchange Commission, including the risk factors set forth in the Company’s prospectus and prospectus supplement included as part of the Company’s Registration Statement on Form S-4 (File No. 333-120536), as the same may be amended from time to time. The Company does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and denominate our business transactions in a variety of foreign currencies. There were no material changes in our exposure to market risk since May 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
     The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2005 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b) CHANGES IN INTERNAL CONTROL.
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
EIFS Litigation
As previously reported, Dryvit is a defendant or co-defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of August 31, 2005, Dryvit was a defendant or co-defendant in approximately 161 single family residential EIFS cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.
As previously reported, Dryvit is a defendant in an attempted state class action filed on November 14, 2000 in Jefferson County, Tennessee styled Bobby R. Posey, et al. v. Dryvit Systems, Inc. (formerly styled William J. Humphrey, et al. v. Dryvit Systems, Inc.) (Case No. 17,715-IV) (“Posey”). As previously reported, a preliminary approval order was entered on April 8, 2002 in the Posey case for a proposed nationwide class action settlement covering, “All Persons who, as of June 5, 2002, own a one- or two-family residential dwelling or townhouse in any State other than North Carolina clad, in whole or in part, with Dryvit EIFS installed after January 1, 1989, except persons who (1) prior to June 5, 2002, have settled with Dryvit, providing a release of claims relating to Dryvit EIFS; or (2) have not obtained a judgment against Settling Defendant for a Dryvit EIFS claim, or had a judgment entered against them on such a claim in Settling Defendants’ favor; and (3) any employees of Dryvit.” Nationwide notice to all eligible class members began on or about June 13, 2002. Any person who wished to be excluded from the Posey settlement was provided an opportunity to individually “opt out” and thus not be bound by the final Posey order. A fairness hearing was held to determine whether the proposed settlement is fair, reasonable and adequate and an order and judgment granting final approval of the settlement was entered on January 14, 2003. The deadline for filing claims expired on June 5, 2004. After a series of appeals challenging various aspects of the proposed Posey settlement, on September 15, 2005, a final order was entered dismissing with prejudice all pending appeals.
As of August 31, 2005, approximately 7,188 total claims had been filed as of the June 5, 2004 claim filing deadline. Of these 7,188 claims, approximately 4,399 claims have been rejected or closed for various reasons under the terms of the settlement. Approximately 2,001 of the remaining claims are at various stages of review and processing under the terms of the proposed settlement and it is possible that some of these claims will be rejected or closed without payment. As of August 31, 2005, a total of 788 claims have been paid for a total of approximately $7.76 million. Additional payments have and will continue to be made in connection with the ongoing administration of the claims, inspection costs, third party warranties and class counsel attorneys’ fees under the terms of the settlement agreement.
Although Dryvit’s ultimate claims experience under Posey may vary from management’s current expectations and Dryvit will from time to time pay certain costs in advance of insurer reimbursement, Dryvit believes that its reserves and available third party excess

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
insurance will be adequate to cover the current and anticipated future costs of the Posey settlement.
Third party excess insurers have historically paid a portion of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has, however, assumed a greater share of the costs associated with EIFS claims depending on the type of claim and applicable date of construction and, pending the execution of new cost-sharing agreements, Dryvit may be required to assume a greater share of these costs. One of these excess insurers filed suit in federal district court in the northern district of Ohio on August 3, 2005, seeking a declaration with respect to its obligations under its applicable policies. Dryvit is vigorously defending the litigation and ultimately anticipates that it will secure new cost-sharing agreements with this and its other excess insurers to cover a significant portion of Dryvit’s defense and indemnity costs. Management believes Dryvit’s current EIFS lawsuits will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
Asbestos Litigation
As previously reported, certain of the Company’s wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as “the Subsidiaries”), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in five states — Illinois, Ohio, Mississippi, Texas and Florida. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by the Company’s Subsidiaries.
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
As of August 31, 2005, the Company’s Subsidiaries had a total of 9,093 active asbestos cases compared to a total of 6,820 cases as of August 31, 2004. For the quarter ended August 31, 2005, the Company’s Subsidiaries secured dismissals and/or settlements of 392 claims and made total payments of $16.5 million, which included defense costs paid during the current quarter of $4.5 million. For the comparable period ended August 31, 2004, dismissals and/or settlements covered 181 claims and total payments were $19.0 million, which included defense costs paid during the quarter of $4.8 million. In some jurisdictions, cases may involve

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
more than one individual claimant. As a result, settlement or dismissal statistics on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis and the amounts and rates can vary widely depending on a variety of factors including the mix of malignancy and non-malignancy claims and the amount of defense costs incurred during the period.
The rate at which plaintiffs filed asbestos-related suits against the Company’s Subsidiaries, particularly Bondex, has increased since the fourth fiscal quarter of 2002, influenced by the bankruptcy filings of numerous other defendants in asbestos-related litigation. Based on the significant increase in asbestos claims activity which, in many cases disproportionately increased Bondex’s exposure in joint and several liability law states, our third-party insurance was depleted within the first fiscal quarter of 2004, as previously reported. Our third-party insurers historically had been responsible, under various cost-sharing arrangements, for the payment of approximately 90% of the indemnity and defense costs associated with our asbestos litigation. Prior to this sudden precipitous increase in loss rates, the combination of book loss reserves and insurance coverage was expected to adequately cover asbestos liabilities for the foreseeable future. We have reserved our rights with respect to various of our third-party insurers’ claims of exhaustion and in late calendar 2002, we commenced a review of our known insurance policies to determine whether other insurance limits may be available to cover our asbestos liabilities.
As a result of an examination of our Subsidiaries’ historical insurance and as previously disclosed, certain of our Subsidiaries filed a complaint for declaratory judgment, breach of contract and bad faith against various third party insurers challenging their assertion that their policies covering asbestos-related claims have been exhausted. Since the July 3, 2003 filing in Ohio, this action was combined with a related case and, pursuant to a case management order, the parties are to complete fact discovery by March 31, 2006, and dispositive motions and expert discovery by September 1, 2006. A trial date in January 29, 2007 was originally set; however, it is possible that this and other dates may be modified as the case progresses.
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
During the last seven months of 2003, new state liability laws were enacted in three states (Mississippi, Ohio and Texas) where at that time more than 80% of the claims against Bondex were pending. Effective dates for the last two of the law changes were April 8, 2003 and July 1, 2003. The changes generally provided for liability to be determined on a “proportional cause” basis, thereby limiting Bondex’s responsibility to only its share of the alleged asbestos exposure. During the third and fourth fiscal quarters of 2004, two of the three previously-mentioned states that adopted “proportional cause” liability in 2003, passed additional legislation impacting medical criteria and product identification in asbestos-related litigation. While there have been

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
some changes in the type of claims filed in certain of these states, the ultimate influence these law changes may have on future claims activity and settlement values is not known at this time. Claim filings in these three subject states at the quarter ended August 31, 2005, coupled with the non-malignancy filings in Florida, currently comprise approximately 80% of the total aggregate claims filed against Bondex.
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
Estimating the future cost of asbestos related contingent liabilities was and continues to be subject to many uncertainties, including (i) the ultimate number of claims filed; (ii) the cost of resolving both current known and future unknown claims; (iii) the amount of insurance, if any, available to cover such claims, including the outcome of coverage litigation against the Subsidiaries’ third party insurers; (iv) future earnings and cash flow of the Company’s Subsidiaries; (v) the impact of bankruptcies of other companies whose share of liability may be imposed on the Company’s Subsidiaries under certain state liability laws; (vi) the unpredictable aspects of the litigation process including a changing trial docket and the jurisdictions in which trials are scheduled; (vii) the outcome of any such trials including judgments or jury verdicts, as a result of our more aggressive defense posture which includes taking selective cases to verdict; (viii) the lack of specific information in many cases concerning exposure to the Subsidiaries’ products and the claimants’ diseases; (ix) potential changes in applicable federal and/or state law; and (x) the potential impact of various proposed structured settlement transactions or subsidiary bankruptcies by other companies, some of which are the subject of federal appellate court review, the outcome of which could materially affect any future asbestos-related liability estimates. In addition to the foregoing, during both calendar years 2003 and 2005, passage by the United States Senate Judiciary Committee of a proposed bill to establish a trust fund to pay future asbestos related claims and remove such cases from federal and state courts with industry and insurers funding the trust remains a significant, new variable that has made it increasingly difficult to predict with certainty the full exposure of future, unknown asbestos-related claims. The ongoing prospect of federal trust fund legislation is expected to continue to be a significant variable in assessing our future asbestos-related liabilities. Since May 31, 2005, the Company has become aware of a pending criminal investigation into the conduct of three plaintiffs’s law firms and their asbestos claim-filing practices. This federal investigation, coupled with recent judicial findings in Texas, calls into question from a medical and legal perspective the veracity of a significant number of asbestos claims for all defendants. We will continue to monitor developments in this area including the potential impact on both existing claim values and with respect to our ability to assess the potential for future claim filings and the value of any such future claims.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
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
Since May 31, 2003, we have reviewed and evaluated on a quarterly basis the adequacy of our asbestos reserve. The range of loss calculation for the $140 million reserve was based on an extensive analysis of the most critical factors that influence our asbestos-related costs including: (i) the gross number of open malignancy claims (principally mesothelioma claims) as these claims have the most significant impact on our asbestos settlement costs; (ii) historical and current settlement costs and dismissal rates by various categories; (iii) analysis of the jurisdiction and governing law of the states in which these claims are pending; and (iv) outside defense counsel’s opinions and recommendations with respect to the merits of such claims. Although the number of open malignancy claims has remained relatively constant since May 31, 2003 continuing through the most recent quarter ended August 31, 2005, our average settlement costs for malignancy claims have declined and dismissal rates have increased. Several defense verdicts during the second half of fiscal 2004 further contributed to lower settlement values and higher dismissal rates. Our defense costs, however, have increased significantly as a result of our more aggressive defense strategy, which includes taking selective cases to verdict.
As previously disclosed, based on our review of our asbestos reserve for the second quarter ending November 30, 2004, we concluded that an increase in our reserve was appropriate and recorded an asbestos reserve adjustment of $47.0 million for the quarter ended November 30, 2004, which we believed would be sufficient to cover any incremental cash flow requirements through fiscal 2006 not covered by the $140.0 million reserve, as well as the additional cash flow requirements for the balance of our then pending known claims and anticipated higher defense costs. Approximately $32.0 million of the $47.0 million reserve adjustment was allocated to anticipated higher future defense costs. Consistent with this methodology, additional asbestos reserves were taken for the third and fourth quarters of fiscal 2005.
During the first quarter ending August 31, 2005, an additional $15 million was added to the asbestos reserve based on management’s quarterly review of pending claims and defense costs. This reserve adjustment puts our total reserves at approximately $99.7 million, which we

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
believe will be sufficient to cover the cash flow requirements for the balance of our then pending known claims and defense costs. Our $15 million reserve increase is based on our most recent quarter’s experience and our valuation of our known existing claims and assumes that approximately $1.7 million will be allocated to anticipated future defense costs. (For additional information, refer to Note F to the Consolidated Financial Statements). As we review our asbestos reserve each quarter, we will make appropriate adjustments to the reserve based on our most recent experience to ensure that it is sufficient to cover the anticipated settlement and defense costs associated with our then pending, known claims. We will continue to evaluate the appropriateness of estimating the value of any potential future unknown asbestos claims and at such time as we are able to quantify such future exposure, we will establish a reserve for such unknown future claims.
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
The Company will continue to evaluate our asbestos-related loss exposure each quarter and review the adequacy of our reserve and the related cash flow implications in light of our most recent actual claims experience, the impact of state law changes and the evolving nature of federal legislative efforts to address asbestos litigation. We will continue to explore all feasible alternatives available to resolve our asbestos-related exposure in a manner consistent with the best interests of our stockholders.
Environmental Proceedings
As previously reported, several of the Company’s subsidiaries are, from time to time, identified as a “potentially responsible party” under the Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental statutes. In some cases, the Company’s Subsidiaries are participating in the cost of certain clean-up efforts or other remedial actions. The Company’s share of such costs, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations. See “Business-

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Environmental Matters,” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2005.
ITEM 5. OTHER INFORMATION.
On October 5, 2005 (the “Effective Date”), the Compensation Committee authorized and approved the grant of Stock Appreciation Rights (“SARs”) pursuant to the RPM International Inc. 2004 Omnibus Equity and Incentive Plan to certain employees of the Company including the executive officers. Upon exercise, the holders of SARs are entitled to a number of shares of common stock of the Company (the “Common Stock”) with a value equal to the amount by which the fair market value of a share of Common Stock on the date of exercise exceeds the exercise price multiplied by the number of SARs exercised. The exercise price is the closing price of a share of Common Stock on the Effective Date. On each anniversary of the Effective Date beginning October 5, 2006, 25% of the unvested SARs become vested.
The form of SARs grant agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 6 — EXHIBITS

Exhibit
No.	Exhibit Description

10.1	Form of Stock Appreciation Rights Agreement.(x)

10.2	Share Purchase Agreement between illbruck GmbH, Sabina Illbruck, Michael Illbruck and Tremco Germany GmbH, RPOW UK Ltd., RPM International Inc. dated as of July 25, 2005. (x)

10.3	Joinder and Reaffirmation Agreement, dated as of August 24, 2005, among RPM United Kingdom G.P., RPM International Inc. and National City Bank, as administrative agent on behalf of and for the benefit of the Lenders, as defined in the Credit Agreement, dated as of November 19, 2004, among RPM International Inc., the Lenders and the Administrative Agent. (x)

11.1	Computation of Net Income per share of Common Stock. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer. (x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer. (x)

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

Dated: October 6, 2005