Form 10-Q
period 2005-11-30
RPM INTERNATIONAL INC/DE/
filed 2006-01-09
CIK 110621

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended November 30, 2005,

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to .
Commission File No.      1-14187
RPM International Inc.
(Exact name of Registrant as specified in its charter)

DELAWARE	02-0642224

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. BOX 777; 2628 PEARL ROAD; MEDINA, OHIO	44258

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code	(330)273-5090

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.
Yes  ☑ No  ☐.
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-acclerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☑.
As of December 29, 2005
118,260,656 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	November 30, 2005	May 31, 2005
ASSETS
Current Assets
Cash and short-term investments	$103,332	$184,140
Trade accounts receivable (less allowances of $20,609 and $18,565, respectively)	511,964	553,084
Inventories	364,324	334,404
Deferred income taxes	37,598	40,876
Prepaid expenses and other current assets	183,720	158,991

Total current assets	1,200,938	1,271,495

Property, Plant and Equipment, at Cost	823,899	775,564
Allowance for depreciation and amortization	(409,980)	(385,586)

Property, plant and equipment, net	413,919	389,978

Other Assets
Goodwill	717,456	663,224
Other intangible assets, net of amortization	318,254	275,744
Other	67,276	55,804

Total other assets	1,102,986	994,772

Total Assets	$2,717,843	$2,656,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$228,028	$274,573
Current portion of long-term debt	18,422	97
Accrued compensation and benefits	76,898	95,667
Accrued loss reserves	69,530	65,452
Asbestos-related liabilities	55,000	55,000
Other accrued liabilities	91,557	84,550

Total current liabilities	539,435	575,339

Long-Term Liabilities
Long-term debt, less current maturities	848,014	837,948
Asbestos-related liabilities	46,244	46,172
Other long-term liabilities	82,013	71,363
Deferred income taxes	102,905	78,914

Total long-term liabilities	1,079,176	1,034,397

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01 authorized 300,000 shares; issued and outstanding 118,257 as of November 2005; issued and outstanding 117,554 as of May 2005	1,183	1,176
Paid-in capital	547,517	535,204
Treasury stock, at cost
Accumulated other comprehensive income	18,448	10,004
Retained earnings	532,084	500,125

Total stockholders’ equity	1,099,232	1,046,509

Total Liabilities and Stockholders’ Equity	$2,717,843	$2,656,245

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Net Sales	$1,486,702	$1,284,982	$739,350	$623,469

Cost of Sales	871,324	719,407	440,091	352,781

Gross Profit	615,378	565,575	299,259	270,688

Selling, General and Administrative Expenses	461,668	404,476	246,808	202,034

Asbestos Charges	30,000	47,000	15,000	47,000

Interest Expense, Net	18,429	16,885	9,854	8,915

Income Before Income Taxes	105,281	97,214	27,597	12,739

Provision for Income Taxes	36,793	33,616	9,070	3,627

Net Income	$68,488	$63,598	$18,527	$9,112

Average Number of Shares of Common Stock Outstanding:

Basic	116,626	116,413	116,710	116,659

Diluted	127,400	125,719	127,542	126,318

Basic earnings per share of common stock	$0.59	$0.55	$0.16	$0.08

Diluted earnings per share of common stock	$0.55	$0.52	$0.15	$0.08

Cash dividends per share of common stock	$0.310	$0.290	$0.160	$0.150

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$68,488	$63,598
Depreciation and amortization	35,043	32,736
Items not affecting cash and other	12,247	14,265
Changes in operating working capital	(20,614)	(28,013)
Changes in asbestos-related liabilities, net of tax	398	7,886

	95,562	90,472

Cash Flows From Investing Activities:
Capital expenditures	(20,376)	(21,791)
Acquisition of businesses, net of cash acquired	(135,780)	(9,900)
Purchases of marketable securities	(25,236)	(17,098)
Proceeds from the sale of marketable securities	15,000	19,078
Proceeds from the sale of assets		4,500
Other	525	574

	(165,867)	(24,637)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	175,005	200,000
Reductions of long-term and short-term debt	(151,937)	(74,431)
Cash dividends	(36,529)	(33,730)
Exercise of stock options	4,122	7,156

	(9,339)	98,995

Effect of Exchange Rate Changes on Cash and Short-Term Investments	(1,164)	8,368

Increase (Decrease) in Cash and Short-Term Investments	(80,808)	173,198

Cash and Short-Term Investments at Beginning of Period	184,140	34,559

Cash and Short-Term Investments at End of Period	$103,332	$207,757

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005
(Unaudited)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three month periods ended November 30, 2005 and 2004. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2005.
Our business is dependent on external weather factors. Historically, we have experienced strong sales and net income in our first, second and fourth fiscal quarters comprised of the three month periods ending August 31, November 30 and May 31, respectively, with weaker performance in our third fiscal quarter (December through February).
Effective June 1, 2004, we voluntarily adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for our stock-based employee compensation plans by applying the modified prospective method as outlined by SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure.” On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The approach outlined in SFAS No. 123(R) is generally similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005
(Unaudited)
NOTE B — INVENTORIES
Inventories were composed of the following major classes:

	November 30, 2005	May 31, 2005
	(In thousands)
Raw materials and supplies	$114,100	$105,060
Finished goods	250,224	229,344

	$364,324	$334,404

NOTE C — DEBT
On October 19, 2005, RPM United Kingdom G.P., an indirect wholly-owned finance subsidiary of RPM International Inc., issued and sold $150 million of 6.70 percent Senior Unsecured Notes due 2015, which are fully and unconditionally guaranteed by RPM International Inc. The total net proceeds of the offering of the Senior Unsecured Notes were used to refinance $138 million of revolving credit facility borrowings in conjunction with the August 31, 2005 acquisition of illbruck Sealant Systems (see Note E), and for other general corporate purposes. Concurrent with the issuance of the Senior Unsecured Notes, RPM United Kingdom G.P. entered into a cross-currency swap, which fixed the interest and principal payments in euros for the life of the Senior Unsecured Notes and resulted in an effective euro fixed rate borrowing of 5.31 percent.
NOTE D — COMPREHENSIVE INCOME
Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities. Total comprehensive income, comprised of net income and other comprehensive income, amounted to $15.7 million and $44.1 million during the second quarter of fiscal years 2006 and 2005, respectively, and $76.9 and $101.7 million during the six month periods ended November 30, 2005 and 2004, respectively.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005
(Unaudited)
NOTE E — ILLBRUCK ACQUISITION
On August 31, 2005, Tremco, Inc., a wholly-owned subsidiary of RPM, completed its acquisition of privately-owned illbruck Sealant Systems, located in Leverkusen, Germany, for approximately $132 million, plus debt assumption of approximately $10.2 million, subject to certain post-closing adjustments. The acquisition agreement had been previously announced on July 25, 2005 and the customary European approvals were subsequently obtained. The results of operations of illbruck Sealant Systems are included in RPM’s consolidated statements of income beginning with the date of acquisition.
illbruck had sales of approximately $190 million for its fiscal year ended December 31, 2004, bringing to the RPM family a leading manufacturer of innovative, high-performance sealants and installation systems for pre-fabricated construction elements and for window and door applications. The acquisition brings an extensive line of products including joint sealing tapes, flashing tapes, cartridge sealants and adhesives, strips, foils and accessories marketed under brand names such as illbruck, Festix, Perennator and Coco.
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
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(In thousands)

Current assets	$68,710
Property, plant and equipment	28,711
Goodwill	52,805
Other intangible assets	48,516

Total Assets Acquired	$198,742

Liabilities assumed	(67,070)

Net Assets Acquired	$131,672

The allocation of the purchase price is preliminary and subject to adjustment following completion of the valuation process. The $52.8 million of goodwill will be assigned to the various subsidiaries of the

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005
(Unaudited)
illbruck Sealant Systems group upon finalization of the allocation of purchase price and will not be deductible for tax purposes.
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
The rate at which plaintiffs filed asbestos-related suits against the Company’s subsidiaries, particularly Bondex, has increased since the fourth fiscal quarter of 2002, influenced by the bankruptcy filings of numerous other defendants in asbestos-related litigation. Based on the significant increase in asbestos claims activity, which in many cases disproportionately increased Bondex’s exposure in joint and several liability law states, our third-party insurance was depleted within the first fiscal quarter of 2004, as previously reported. Our third-party insurers historically had been responsible, under various cost-sharing arrangements, for the payment of approximately 90% of the indemnity and defense costs associated with our asbestos litigation. Prior to this sudden precipitous increase in loss rates, the combination of book loss reserves and insurance coverage was expected to adequately cover asbestos claims for the foreseeable future. We have reserved our rights with respect to several of our third-party insurers’ claims of exhaustion, and in late calendar 2002 commenced a review of our known insurance policies to determine whether other insurance limits may be available to cover our asbestos liabilities.
As a result of an examination of our subsidiaries’ historical insurance and as previously disclosed, certain of our subsidiaries filed a complaint for declaratory judgment, breach of contract and bad faith against various third-party insurers, challenging their assertion that their policies covering asbestos-related claims have been exhausted. The July 3, 2003 filing in Ohio (Case No. 1:03 CV1322), was combined with a related case and, pursuant to a case management order, the parties are to complete fact discovery by March 31, 2006, and dispositive motions and expert discovery by September 1, 2006. A trial date in January 2007 was originally set; however, it is possible that this and other dates may be modified as the case progresses.
We are unable at the present time to predict the timing or ultimate outcome of this insurance coverage litigation. Consequently, we are unable to predict whether, or to what extent, any additional insurance may be available to cover a portion of our subsidiaries’ asbestos liabilities. We have not included any potential benefits from this litigation either in our financial statements or in calculating our current asbestos reserve. Our wholly-owned captive insurance companies have not provided any insurance or reinsurance coverage for any of our subsidiaries’ asbestos-related claims.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005
(Unaudited)
During the last seven months of 2003, new state liability laws were enacted in three states (Mississippi, Ohio and Texas) where at that time more than 80% of the claims against Bondex were pending. Effective dates for the last two of the law changes were April 8, 2003 and July 1, 2003. The changes generally provided for liability to be determined on a “proportional cause” basis, thereby limiting Bondex’s responsibility to only its share of the alleged asbestos exposure. During the third and fourth fiscal quarters of 2004, two of the three previously mentioned states that adopted “proportional cause” liability in 2003 passed additional legislation impacting medical criteria and product identification in asbestos-related litigation. While there have been some changes in the type of claims filed in certain of these states, the ultimate influence these law changes may have on future claims activity and settlement values is not known at this time. Claim filings in these three subject states at the quarter ended November 30, 2005, coupled with the non-malignancy filings in Florida, currently comprise approximately 80% of the total aggregate claims filed against Bondex.
At the end of 2002 and through the third fiscal quarter of 2003, Bondex had concluded it was not possible to estimate the cost of disposing all of the asbestos-related claims that might be filed against Bondex in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of any future asbestos-related claims. As previously disclosed, during the fourth fiscal quarter of 2003, Bondex retained a consulting firm to assist in analyzing its loss history data, to evaluate whether it would be possible to estimate the cost of disposing pending claims in light of both past and recent loss history, and to assist in determining whether future asbestos-related claims reasonably expected to be filed against Bondex were measurable, given recent changes in various state laws and the prospect of potential federal asbestos-related legislation. Bondex provided these consultants with all relevant data regarding asbestos-related claims filed against Bondex through May 31, 2003. At the time, management concluded, with the consultants’ input, that it was not possible to estimate the full range of the cost of resolving all future asbestos-related claims against Bondex because of the uncertainties associated with the litigation of those claims.
Estimating the future cost of asbestos related contingent liabilities was and continues to be subject to many uncertainties, including (i) the ultimate number of claims filed; (ii) the cost of resolving both current known and future unknown claims; (iii) the amount of insurance, if any, available to cover such claims, including the outcome of coverage litigation against the subsidiaries’ third party insurers; (iv) future earnings and cash flow of the Company’s subsidiaries; (v) the impact of bankruptcies of other companies whose share of liability may be imposed on the Company’s subsidiaries under certain state liability laws; (vi) the unpredictable aspects of the litigation process including a changing trial docket and the jurisdictions in which trials are scheduled; (vii) the outcome of any such trials including judgments or jury verdicts, as a result of our more aggressive defense posture which includes taking selective cases to verdict; (viii) the lack of specific information in many cases concerning exposure to the subsidiaries’ products and the claimants’ diseases; (ix) potential changes in applicable federal and/or state law; and (x) the potential impact of various proposed structured settlement transactions or subsidiary bankruptcies by other companies, some of which are the subject of federal appellate court review, the outcome of which could materially affect any future asbestos-related liability estimates. In addition to the foregoing, during both calendar years 2003 and 2005, passage by the United States Senate Judiciary Committee of a proposed bill to establish a trust fund to pay future asbestos related

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005
(Unaudited)
claims and remove such cases from federal and state courts with industry and insurers funding the trust remains a significant, new variable that has made it increasingly difficult to predict with certainty the full exposure of future, unknown asbestos-related claims. The ongoing prospect of federal trust fund legislation is expected to continue to be a significant variable impacting our ability to assess our future asbestos-related liabilities. As previously reported, the Company has become aware of a pending federal criminal investigation into the conduct of at least three plaintiffs’ law firms (all of whom have filed claims against the Company’s Subsidiaries and many other defendants) with respect to their asbestos claim-filing practices. This federal investigation, coupled with recent judicial findings in Texas, calls into question from a medical and legal perspective the veracity of a significant number of asbestos claims for all defendants, including our Subsidiaries. We will continue to monitor these developments which, over time, could significantly impact the number of future claims filed; the value, if any, for such claims; and the adequacy of our asbestos reserve for any such future claims.
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
Since May 31, 2003, we have reviewed and evaluated on a quarterly basis the adequacy of our asbestos reserve. The range of loss calculation for the $140 million reserve was based on an extensive analysis of the most critical factors that influence our asbestos-related costs including: (i) the gross number of open malignancy claims (principally mesothelioma claims) as these claims have the most significant impact on our asbestos settlement costs; (ii) historical and current settlement costs and dismissal rates by various categories; (iii) analysis of the jurisdiction and governing law of the states in which these claims are pending; and (iv) outside defense counsel’s opinions and recommendations with respect to the merits of such claims. Although the number of open malignancy claims has recently increased, our average settlement costs for malignancy claims have declined and dismissal rates have increased. Several defense verdicts during the second half of fiscal 2004 further contributed to lower settlement values and higher dismissal rates. Our defense costs, however, have increased significantly as a result of our more aggressive defense strategy, which includes taking selective cases to verdict.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005
(Unaudited)
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
During the second quarter ending November 30, 2005, an additional $15.0 million was added to the asbestos reserve based on management’s quarterly review of pending claims and defense costs. This reserve adjustment puts our total reserves at approximately $101.2 million, which we believe will be sufficient to cover the cash flow requirements for the balance of our pending known claims and defense costs. Our $15.0 million reserve increase is based on our most recent quarter’s experience and our valuation of our known existing claims and assumes that approximately $7.2 million will be allocated to anticipated higher future defense costs. As we review our asbestos reserve each quarter, we will make appropriate adjustments to the reserve based on our most recent experience to ensure that it is sufficient to cover the anticipated settlement and defense costs associated with our then pending, known claims. We will continue to evaluate the appropriateness of estimating the value of any potential future unknown asbestos claims and at such time as we are able to quantify such future exposure, we will establish a reserve for such unknown future claims.
We recognize that future facts, events and legislation, both state and/or federal, may alter our estimates of pending claims and our ability to estimate any future unasserted claims. We cannot estimate possible liabilities in excess of those accrued because we cannot predict the number of additional claims that may be filed in the future, the grounds for such claims, the potential settlement values associated with any such future claims, the ultimate resolution of such claims, the full impact of the state law changes enumerated above or the effect of pending federal trust fund legislation on future asbestos claims. Subject to the foregoing variables, including the timing and impact of such variables and the increase in the asbestos reserve, we believe that our asbestos reserves are sufficient to cover asbestos-related cash flow requirements for the current inventory of our known claims. It is, however, reasonably possible that our actual costs for claims could differ from current estimates but, based upon information presently available, such costs are not expected to have a material effect on our competitive or financial position or our ongoing operations. As previously disclosed, however, our existing reserve will not presently cover the costs of future unknown claims and therefore, additional reserves will be required in future periods for any such future claims. Any such future reserve increases, when taken, could have a material impact on our results in such period.
We will continue to evaluate our asbestos-related loss exposure each quarter, review the adequacy of our existing reserve and the related cash flow implications in light of our most recent actual claims experience, the impact of state law changes and the evolving nature of federal legislative efforts to address asbestos

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005
(Unaudited)
litigation. We will continue to evaluate, with the assistance of outside advisors, whether we can reasonably estimate the value of any potential future unknown asbestos claims. At such time as we are able to quantify such future exposure, we will appropriately adjust our existing reserve for such unknown future claims. We will continue to explore all feasible alternatives available to resolve our asbestos-related exposure in a manner consistent with the best interests of our stockholders.
The following table illustrates the movement of current and long-term asbestos-related liabilities through November 30, 2005:
Asbestos Liability Movement
(Current and Long-Term)

	Balance at		Deductions		Balance at
	Beginning	Additions to	(Primarily		End of
(In thousands)	of Period	Asbestos Charge	Claims Paid)		Period

Six Months Ended November 30, 2005	$101,172	$30,000	$29,928		$101,244

Year Ended May 31, 2005	90,607	78,000	67,435		101,172

Year Ended May 31, 2004	144,583		53,976	(a)	90,607

(a)	Represents the Company’s portion of total claims paid during the fiscal year ended May 31, 2004 of $63.4 million, net of insurer contributions totaling $9.4 million. Insurance coverage was depleted in the first quarter of fiscal year 2004.
NOTE G — PENSION AND POSTRETIREMENT HEALTH CARE BENEFITS
We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the six and three month periods ended November 30, 2005 and 2004:

Pension Benefits	U.S. Plans		Non-U.S. Plans
(In thousands)	Six Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004

Service cost	$6,635	$5,615	$1,237	$1,077
Interest cost	4,122	3,741	2,370	2,180
Expected return on plan assets	(5,054)	(4,880)	(2,299)	(2,059)
Amortization of:
Prior service cost	97	147
Net gain on adoption of SFAS No. 87	(1)	(1)
Net actuarial (gains) losses recognized	1,187	750	755	665

Net Periodic Benefit Cost	$6,986	$5,372	$2,063	$1,863

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005
(Unaudited)

Postretirement Benefits	U.S. Plans		Non-U.S. Plans
(In thousands)	Six Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004

Service cost	$—	$6	$168	$122
Interest cost	307	330	248	219
Prior service cost	(13)		—
Net actuarial (gains) losses recognized	29	13	21	13

Net Periodic Benefit Cost	$323	$349	$437	$354

Pension Benefits	U.S. Plans		Non-U.S. Plans
(In thousands)	Three Months Ended		Three Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004

Service cost	$3,318	$2,808	$619	$539
Interest cost	2,061	1,870	1,185	1,088
Expected return on plan assets	(2,527)	(2,440)	(1,150)	(1,029)
Amortization of:
Prior service cost	48	74
Net gain on adoption of SFAS No. 87	(1)	(1)
Net actuarial (gains) losses recognized	594	375	378	333

Net Periodic Benefit Cost	$3,493	$2,686	$1,032	$931

Postretirement Benefits	U.S. Plans		Non-U.S. Plans
(In thousands)	Three Months Ended		Three Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004

Service cost	$—	$3	$84	$61
Interest cost	154	165	124	109
Prior service cost	(7)	—	—	—
Net actuarial (gains) losses recognized	15	7	11	7

Net Periodic Benefit Cost	$162	$175	$219	$177

We previously disclosed in our financial statements for the fiscal year ended May 31, 2005, that we expected to contribute approximately $10.1 million to the Retirement Plan in the U.S. and approximately $2.1 million to plans outside the U.S. during the current fiscal year. As of November 30, 2005, we expect to contribute approximately $3.0 million to plans outside the U.S. The change in expected contributions reflects the results of the January 1, 2005 valuation performed for the Canada Registered Plan.
We have determined that our postretirement medical plan provides prescription drug benefits that will qualify for the federal subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). For our current retirees who are not subject to cost caps, we

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005
(Unaudited)
have assumed that we will be eligible for the subsidy beginning in 2006 and for all future years. For our current and future retirees who are subject to cost caps, we have assumed that we will be eligible for the subsidy beginning in 2006 and ending on average in 2012.
We reflected the impact of the Act beginning with our fiscal year ended 2005 accumulated postretirement benefit obligation (“APBO”). The change in the APBO includes the change as an actuarial gain in accordance with FASB Staff Position No. FAS 106-2. The impact was reflected net of periodic expense beginning with our first fiscal quarter ended August 31, 2005.
NOTE H — EARNINGS PER SHARE
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
NOTE I — SEGMENT INFORMATION
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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005
(Unaudited)

	Six Months Ended		Quarter Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2005	2004	2005	2004
Net Sales
Industrial Segment	$896,436	$730,396	$465,597	$364,888
Consumer Segment	590,266	554,586	273,753	258,581

Consolidated	$1,486,702	$1,284,982	$739,350	$623,469

Income (Loss) Before Income Taxes
Industrial Segment	$115,468	$102,075	$50,389	$45,939
Consumer Segment	72,493	77,666	26,057	31,311
Corporate/Other	(82,680)	(82,527)	(48,849)	(64,511)

Consolidated	$105,281	$97,214	$27,597	$12,739

	November 30, 2005	May 31, 2005
Identifiable Assets
Industrial Segment	$1,494,314	$1,271,145
Consumer Segment	1,086,620	1,138,894
Corporate/Other	136,909	246,206

Consolidated	$2,717,843	$2,656,245

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005
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
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005
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
Other Long-Lived Assets
We assess identifiable non-goodwill intangibles and other long-lived assets for impairment whenever events or changes in facts and circumstances indicate the possibility that the carrying value may not be recoverable. Factors considered important, which might trigger an impairment evaluation, include the following:
■	significant under- performance relative to historical or projected future operating results;

■	significant changes in the manner of our use of the acquired assets;

■	significant changes in the strategy for our overall business; and

■	significant negative industry or economic trends.
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
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005
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
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005
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
In addition to the two reportable operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets, and other expenses, including asbestos-related charges, many of which are not directly associated with either operating segment. Related assets consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other expenses reconcile reportable operating segment data to total consolidated net sales, income before income taxes and identifiable assets. Comparative six month and second quarter results on this basis are illustrated in the following table.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005

	Six Months Ended		Quarter Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2005	2004	2005	2004
Net Sales
Industrial Segment	$896,436	$730,396	$465,597	$364,888
Consumer Segment	590,266	554,586	273,753	258,581

Consolidated	$1,486,702	$1,284,982	$739,350	$623,469

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$115,468	$102,075	$50,389	$45,939
Interest (Expense), Net	(535)	24	(504)	13

EBIT (b)	$116,003	$102,051	$50,893	$45,926

Consumer Segment
Income Before Income Taxes (a)	$72,493	$77,666	$26,057	$31,311
Interest (Expense), Net	175	108	43	59

EBIT (b)	$72,318	$77,558	$26,014	$31,252

Corporate/Other
(Loss) Before Income Taxes (a)	$(82,680)	$(82,527)	$(48,849)	$(64,511)
Interest (Expense), Net	(18,069)	(17,017)	(9,393)	(8,987)

EBIT (b)	$(64,611)	$(65,510)	$(39,456)	$(55,524)

Consolidated
Income Before Income Taxes (a)	$105,281	$97,214	$27,597	12,739
Interest (Expense), Net	(18,429)	(16,885)	(9,854)	(8,915)

EBIT (b)	$123,710	$114,099	$37,451	$21,654

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (“GAAP”) in the U.S., to EBIT.

(b)	EBIT is defined as earnings before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005
RESULTS OF OPERATIONS
Three Months Ended November 30, 2005
Net Sales
Consolidated net sales of $739.4 million for the second quarter of fiscal 2006 improved 18.6 percent, or $115.9 million, over last year’s second quarter net sales of $623.5 million. The recent acquisition of illbruck Sealant Systems (“illbruck”), in addition to 4 other small product line acquisitions, supplied 9.7 percent of the growth in sales, or $60.7 million, while the organic growth in sales of 8.7 percent, including 3.3 percent pricing, provided an additional $54.3 million. Net favorable foreign exchange rates, relating primarily to the Canadian and Latin American currencies, partly offset by the euro, provided the remaining 0.2 percent, or $0.9 million, of the growth in sales over last year’s second quarter.
Industrial segment net sales, which comprise 63.0 percent of the current quarter’s consolidated net sales for the second quarter, totaled $465.6 million; growing 27.6 percent from last year’s $364.9 million. This segment’s net sales growth comes from the acquisition of illbruck, plus 3 other small product line acquisitions, which contributed 16.5 percent, organic sales growth of 10.9 percent, including 3.2 percent pricing, and the remaining 0.2 percent from net favorable foreign exchange differences. There were significant organic sales improvements virtually throughout this segment, with much of this growth related to increased commercial construction, ongoing maintenance and improvement activities primarily in North America, but also in Europe, Latin America and other regions of the world. The demand for most of our industrial product lines has increased as the economy in general, and the industrial sector in particular, has improved. We continue to secure new business and grow market share among our industrial segment operations.
Consumer segment net sales, which comprise 37.0 percent of the current quarter’s consolidated net sales for the second quarter, grew 5.9 percent to $273.8 million from last year’s $258.6 million. Organic sales growth added 5.6 percent (3.4 percent pricing) to the consumer segment sales total, plus 0.1 percent from favorable foreign exchange differences, and approximately 0.2 percent from one small acquisition. Beginning in February 2006, our retail merchandising services arrangements were changed with certain customers, resulting in a year over year reduction in net sales and gross profit, with a related reduction in selling expenses; otherwise, organic sales growth in this segment this second quarter would have been 7.0 percent, or 1.4 percent stronger. This organic growth in this segment is the result of fairly steady retail demand by the consumer, coupled with continuous product development among our businesses, although temporarily weakened by hurricane activity during the most recent quarter.
Gross Profit Margin
Consolidated gross profit margin of 40.5 percent of net sales this second quarter declined from 43.4 percent a year ago. This margin decline of 2.9 percent of sales, or 290 basis points (“bps”), is the result of the higher costs of a number of our raw materials, particularly petrochemical-based, some of which experienced significant spikes during the quarter as a result of the recent hurricanes, net of higher

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005
pricing initiatives (approximately 70 bps). Numerous price increases have been initiated throughout the operating segments and will continue phasing in to help compensate or recover these higher material costs, some of which are beginning to level off. The recent acquisitions, particularly illbruck, carry inherently lower gross margin structures and further impacted gross margin this quarter by approximately 90 bps. Additionally, the change in merchandising services arrangements (approximately 30 bps) and a comparatively lower-margin mix of sales accounted for the difference, including increased services sales which characteristically carry lower gross margins.
Industrial segment gross profit margin for the second quarter declined to 42.0 percent of net sales from 44.7 percent last year. The margin decline in this segment mainly relates to the recent acquisitions, particularly illbruck (190 bps), and the service-driven lower-margin mix of sales.
Consumer segment gross profit margin for this second quarter declined to 37.9 percent of net sales from 41.6 percent last year. The higher raw material costs, net of pricing initiatives, impacted this segment’s margin by approximately 210 bps, the change in merchandising services arrangements affected this margin by another approximately 80 bps, and the partly service-driven lower-margin mix of sales accounted for the difference.
Selling, General and Administrative Expenses (“SG&A”)
Consolidated SG&A expense levels increased 100 bps to 33.4 percent of net sales compared with 32.4 percent a year ago. While the leverage from organic sales growth, the change in merchandising services arrangements and the inherently lower SG&A cost structure of illbruck, and other acquisitions, favorably impacted this expense percent year over year, the combination of these items could not overcome the impact of several significant, non-recurring items this quarter. These one-time expenses were comprised of additional costs associated with the finalization of the Dryvit national residential class action settlement, the upcoming sale of a small non-core subsidiary, recent hurricane-related losses, and costs associated with a European pension plan (140 bps, total). Additionally, there were certain other higher expenditures year over year, including employee related costs, product warranties, uncompleted acquisitions, and fuel-related distribution costs, totaling approximately 160 bps.
Industrial segment SG&A improved by 100 bps to 31.1 percent of net sales this second quarter from 32.1 percent a year ago, reflecting principally illbruck, and the leverage of organic sales growth, partly offset by higher fuel-related distribution costs, warranties, increased compensation and other growth-related expenditures and investments.
Consumer segment SG&A improved by 110 bps to 28.4 percent of net sales this second quarter compared with 29.5 percent a year ago, reflecting the leverage of organic sales growth over last year and this segment’s change in merchandising services arrangements along with continued cost containment and other savings programs. Compensation changes and other growth-related expenditures and investments partly offset these benefits.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005
Corporate/Other SG&A expenses increased during this year’s second quarter to $24.5 million from $8.5 million during last year’s second quarter, principally reflecting the one-time costs outlined above, totaling $10.2 million, in addition to other higher, mainly employee-related, costs.
License fee and joint venture income of approximately $460 thousand and $230 thousand for the quarters ended November 30, 2005 and 2004, respectively, are reflected as reductions of consolidated SG&A expenses.
We recorded total net periodic pension and postretirement benefit cost of $4.9 million and $4.0 million for the quarters ended November 30, 2005 and 2004, respectively. This increased pension expense of $0.9 million was attributable to increased pension service and interest cost approximating $0.9 million, in combination with additional net actuarial losses incurred of $0.2 million, offset by a slight improvement in the expected return on plan assets of $0.2 million. We expect that pension expense will fluctuate on a year-to-year basis depending upon the investment performance of plan assets, but such changes are not expected to be material as a percentage of income before income taxes.
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
During the quarter ending November 30, 2005, an additional $15.0 million was expensed through corporate/other and was added to our reserve based on management’s quarterly review of pending claims and defense costs. This reserve adjustment puts our total reserves at approximately $101.2 million, which we believe will be sufficient to cover the cash flow requirements for the balance of our then-pending known claims and defense costs. Our $15.0 million reserve increase is based on our most recent quarter’s experience and our valuation of our known existing claims and assumes that approximately $7.2 million will be allocated to anticipated higher future defense costs. As we review our asbestos reserve each quarter, we will make appropriate adjustments to the reserve based on our most recent experience to ensure that it is sufficient to cover the anticipated settlement and defense costs associated with our then pending, known claims. We will continue to evaluate the appropriateness of estimating the value of any potential future unknown asbestos claims and at such time, as we are able to quantify such future exposure, we will establish a reserve for such unknown future claims. For additional information, refer to Note F to the Consolidated Financial Statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005
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
Net Interest Expense
Net interest expense was approximately $900 thousand higher this second quarter than a year ago. Interest rates averaged 4.9 percent during this second quarter, compared with 4.8 percent a year ago, accounting for nearly $600 thousand in increased interest expense. This average rate increase is directly related to the Federal Reserve Bank rate increases during the past year, which affected the interest cost on our variable interest rate indebtedness. Reductions of debt outstanding year over year reduced interest cost by approximately $1.0 million during the quarter. Additional borrowings associated with recent acquisitions, added approximately $1.7 million more interest cost, while investment income performance improved year-over-year, providing approximately $400 thousand of additional income.
Income Before Income Taxes (“IBT”)
Consolidated IBT for this year’s second quarter improved by $14.9 million, or 116.6 percent, to $27.6 million from $12.7 million during last year’s second quarter, with margin comparisons of 3.7 percent of net sales versus 2.0 percent a year ago. This improvement year over year reflect primarily the $15.0 million pre-tax asbestos charge taken during this year’s second quarter versus $47.0 million pre-tax asbestos charge taken during last year’s second quarter. Exclusion of the asbestos charge would have resulted in IBT decline of 28.7 percent on 6.0 percent organic sales growth, before higher pricing initiatives and the change in merchandising services arrangements, and adjusted margins of 5.8 percent compared with last year’s 9.6 percent. This 380 bps margin difference essentially reflects the impact of the one-time charges taken during the quarter, as outlined previously, in addition to temporary business disruptions and higher material costs caused by the hurricanes, plus initial acquisition-related costs from illbruck this quarter.
Industrial segment IBT grew by $4.5 million, or 9.7 percent, to $50.4 million from last year’s $45.9 million, from this segment’s organic sales growth. Consumer segment IBT declined to $26.1 million from $31.3 million last year, reflecting primarily the net impact of higher material costs.
Income Tax Rate
The effective income tax rate was 32.9% for the three months ended November 30, 2005 compared to an effective income tax rate of 28.5% for the three months ended November 30, 2004.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005
For the three months ended November 30, 2005 and to a greater extent for the three months ended November 30, 2004, the effective tax rate differed from the federal statutory rate due to decreases in the effective tax rate principally as a result of certain tax credits and by the U.S. federal tax impact of foreign operations. The decreases in the effective tax rate were partially offset by valuation allowances associated with losses incurred by certain of our foreign businesses, valuation allowances related to U.S. federal foreign tax credit carryforwards, state and local income taxes and other non-deductible business operating expenses.
As of November 30, 2005, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we intend to maintain the tax valuation allowances recorded at November 30, 2005 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support the reversal of the tax valuation allowances.
The valuation allowances relate to U.S. federal foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. The most significant portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting. Any reversal of the valuation allowance that was recorded in purchase accounting would reduce goodwill.
The effective income tax rate for the three months ended November 30, 2005 reflects the impact of the $15 million asbestos liability charge. Excluding the asbestos charge, the effective income tax rate for this year’s second quarter would have been adjusted to a pro-forma effective income tax rate of 33.5%. The effective income tax rate for the three months ended November 30, 2004 reflects the impact of the $47 million asbestos liability charge. Excluding the asbestos charge, the effective income tax rate for last year’s second quarter would have been adjusted to a pro-forma effective income tax rate of 35.6%.
Net Income
Net income of $18.5 million for the three months ended November 30, 2005 compares to net income of $9.1 million for the same period last year, reflecting the impact of the $9.8 million and $29.4 million after-tax asbestos charges taken during the second quarters of fiscal 2006 and 2005, respectively. Excluding the impact of the asbestos charges, this year’s second quarter net income would have been an adjusted $28.3 million, representing a decline of $10.2 million, or 26.4 percent, from last year’s $38.5 million. Margin on sales would have been an adjusted 3.8 percent this year compared with 6.2 percent of sales last year, with this 240 bps margin difference mostly the result of the previously outlined one-time charges incurred during this year’s second quarter, along with initial acquisition-related costs from illbruck.
Diluted earnings per common share for this year’s second quarter improved by 87.5 percent, to $0.15 from $0.08 a year ago. As a result of our adoption of EITF 04-8 during last fiscal year, as outlined in Note H, diluted earnings per common share for the quarter ended November 30, 2004 have been restated to include the 8,034,355 shares issuable upon conversion of our contingently convertible debt. Excluding the impact of the asbestos charges, diluted earnings per common share for this year’s second quarter of $0.23 declined 25.8% compared with last year’s $0.31.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005
Six Months Ended November 30, 2005
Net Sales
Net sales on a consolidated basis for the first six months of fiscal 2006 of $1.487 billion improved 15.7 percent, or $201.7 million, over last year’s first six months net sales of $1.285 billion. Contributing to this improvement over last year was primarily growth in organic sales of approximately $125.4 million, or 9.8 percent, including 3.3 percent pricing, plus 6 acquisitions supplying another 5.4 percent growth in sales, or $70.1 million. Net favorable foreign exchange rates, relating primarily to the Canadian and Latin American currencies, partly offset by the euro, provided the remaining 0.5 percent, or $6.2 million, of the growth in sales over last year’s first six months.
Industrial segment net sales for the first six months grew 22.7 percent to $896.4 million from last year’s $730.4 million, comprising 60.3 percent of the current quarter’s consolidated net sales. This segment’s net sales growth comes primarily from organic sales growth of 12.7 percent, including 3.2 percent pricing, plus 9.4 percent from illbruck and four smaller acquisitions, with the remaining 0.6 percent from net favorable foreign exchange differences.
Consumer segment net sales for the first six months grew 6.4 percent to $590.3 million from last year’s $554.6 million, comprising 39.7 percent of the current quarter’s consolidated net sales. Growth in organic sales added 5.9 percent (3.4 percent pricing) to the consumer segment sales total, plus 0.3 percent from favorable foreign exchange differences, and approximately 0.2 percent from one small acquisition. Beginning in February 2005, our retail merchandising services arrangements were changed with certain customers, resulting in a year over year reduction in net sales and gross profit, with a related reduction in selling expenses; otherwise, organic sales growth this first six months would have been 7.4 percent, or 1.5 percent stronger. This organic growth in this segment is the result of fairly steady retail demand by the consumer, coupled with continuous product development among our businesses.
Gross Profit Margin
Consolidated gross profit margin of 41.4 percent of net sales this first six months declined from 44.0 percent a year ago. This margin decline of 260 bps is primarily the result of the higher costs of a number of our raw materials, particularly petrochemical-based, net of higher pricing initiatives (100 bps). Numerous price increases have been initiated throughout the operating segments and will continue phasing in to help compensate or recover these higher material costs, some of which are beginning to level off. The acquisitions of illbruck and other product lines with inherently lower gross margin structures (40 bps), the change in merchandising services arrangements

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005
(30 bps) and a comparatively lower-margin mix of sales including increased services sales which characteristically carry lower gross margins, accounted for the additional gross margin decline.
Industrial segment gross profit margin for the first six months declined to 42.9 percent of net sales from 45.3 percent last year. This margin decline is the result of higher raw material costs, net of pricing initiatives, and the lower-margin mix of sales, including increased services revenues and the acquisition of lower-margin illbruck.
Consumer segment gross profit margin for this first six months declined to 39.1 percent of net sales from 42.3 percent last year. The higher raw material costs, net of pricing initiatives, the change in merchandising services arrangements, and the partly service-driven lower-margin mix of sales drove the margin decline in this segment.
Selling, General and Administrative Expenses (“SG&A”)
Consolidated SG&A expense levels improved 40 bps to 31.1 percent of net sales compared with 31.5 percent a year ago. The higher pricing initiatives during the past year (80 bps), illbruck, and the change in merchandising services arrangements (30 bps) drove this margin improvement. This combination more than overcame the $10.2 million (70 bps) one-time costs during the most recent quarter, plus continued higher fuel-related distribution costs, and increased compensation, warranties and other growth-related expenditures and investments.
Industrial segment SG&A improved by 130 bps to 30.0 percent of net sales this first six months from 31.3 percent a year ago, reflecting principally the higher pricing, the favorable SG&A cost structure of illbruck and other acquisitions, the leverage of strong organic sales growth, and cost containment and other savings programs, partly offset by higher fuel-related distribution costs and other growth-related expenditures and investments.
Consumer segment SG&A improved by 150 bps to 26.8 percent of net sales this first six months compared with 28.3 percent a year ago, reflecting principally the higher pricing and this segment’s change in merchandising servicing arrangements, along with continued cost containment and other savings programs. Similarly, increased fuel-related distribution costs, warranties, and other growth-related expenditures and investments partly offset these benefits.
Corporate/Other SG&A expenses increased during this year’s first six months to $34.6 million from $18.5 million during last year’s first six months, reflecting the $10.2 million one-time costs incurred during this year’s second quarter, as outlined previously, in addition to higher year over year employee-related expenditures, including grants made under the October 2004 Omnibus Equity Incentive Plan.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005
License fee and joint venture income of approximately $900 thousand and $500 thousand for the six months ended November 30, 2005 and 2004, respectively, are reflected as reductions of consolidated SG&A expenses.
We recorded total net periodic pension and postretirement benefit cost of $9.8 million and $7.9 million for the six months ended November 30, 2005 and 2004, respectively. This increased pension expense of $1.9 million was largely attributable to increased pension service and interest cost approximating $1.8 million, in combination with additional net actuarial losses incurred of $0.5 million, partly offset by a slight improvement in the expected return on plan assets of $0.4 million. We expect that pension expense will fluctuate on a year-to-year basis depending upon the investment performance of plan assets, but such changes are not expected to be material as a percentage of income before income taxes.
Asbestos Charges
As described in Note F to the consolidated financial statements, as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented for the three month period ended November 30, 2005, and in Part II — Legal Proceedings section of this filing, we recorded asbestos charges of $30.0 million and $47.0 million during the six month periods ended November 30, 2005 and 2004, respectively. Please refer to the sections of this filing mentioned above for further information.
Net Interest Expense
Net interest expense was $1.5 million higher this first six months than a year ago. Interest rates averaged 4.9 percent during this first six months, compared with 4.7 percent a year ago, accounting for nearly $800 thousand in increased interest expense. This average rate increase is primarily related to the Federal Reserve Bank rate increases during the past year, which directly affected the interest cost on our variable interest rate indebtedness. Reductions of outstanding debt year over year reduced cost by approximately $600 thousand these first six months. Additional borrowings associated with recent acquisitions, amounting to approximately $68.2 million, added approximately $2.0 million more interest expense, while investment income performance improved year-over-year, providing approximately $700 thousand of additional income.
Income Before Income Taxes (“IBT”)
Consolidated IBT for this year’s first six months improved by $8.1 million, or 8.3 percent, to $105.3 million from $97.2 million during last year’s first six months, with margin comparisons of 7.1 percent of net sales versus 7.6 percent a year ago. This decline in margin year over year reflects primarily the one-time charges incurred during the second quarter, as previously discussed, in addition to higher pricing initiatives to address higher material costs. Exclusion of the asbestos charges would have resulted in IBT decline of 6.2 percent on 7.1 percent organic sales growth, before higher pricing initiatives and the change in merchandising services arrangements, and adjusted margins of 9.1 percent compared with last year’s 11.2 percent.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005
Industrial segment IBT grew by $13.4 million, or 13.1 percent, to $115.5 million from last year’s $102.1 million, mainly from the strength of this segment’s organic sales growth. Consumer segment IBT declined slightly to $72.5 million from $77.7 million last year, reflecting primarily the net impact of the higher material costs. Combined operating IBT improved by $8.2 million, or 4.6 percent, over last year.
Income Tax Rate
The effective income tax rate was 34.9% for the six months ended November 30, 2005 compared to an effective income tax rate of 34.6% for the six months ended November 30, 2004.
For the six months ended November 30, 2005 and, to a greater extent for the six months ended November 30, 2004, the effective tax rate differed from the federal statutory rate due to decreases in the effective tax rate principally as a result of certain tax credits and by the U.S. federal tax impact of foreign operations. Furthermore, during the six months ended November 30, 2005, a decrease in the effective tax rate resulted from a one-time state income tax benefit relating to changes in Ohio tax laws, including the effect of lower tax rates, enacted on June 30, 2005. The decreases in the effective tax rate were partially offset by valuation allowances associated with losses incurred by certain of our foreign businesses, valuation allowances related to U.S. federal foreign tax credit carryforwards, state and local income taxes and other non-deductible business operating expenses.
As described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended November 30, 2005, there is uncertainty as to whether we will be able to recognize certain deferred tax assets. Refer to the section of this filing mentioned above for further information.
The effective income tax rate for the six months ended November 30, 2005 reflects the impact of the $30 million asbestos liability charges. Excluding the asbestos charges, the effective income tax rate for this year’s first six months would have been adjusted to a pro-forma effective income tax rate of 35.2%. The effective income tax rate for the six months ended November 30, 2004 reflects the impact of the $47 million asbestos liability charge. Excluding the asbestos charge, the effective income tax rate for the first six months of last year would have been adjusted to a pro-forma effective income tax rate of 35.5%.
Net Income
Net income of $68.5 million for the six months ended November 30, 2005 compares to net income of $63.6 million for the same period last year, reflecting the impact of the $19.1 million after-tax asbestos charges taken this year, versus $29.4 million last year. Excluding the impact of the asbestos charges, this year’s first six months net income would have been an adjusted $87.6 million, representing a decrease of $5.4 million, or 5.7 percent, from last year’s $93.0 million. Margin on sales would have been an

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005
adjusted 5.9 percent this year compared with 7.2 percent of sales during last year’s first half, with this 130 bps margin difference mostly the result of the previously outlined one-time costs incurred during this year’s second quarter, along with initial acquisition-realated costs from illbruck.
Diluted earnings per common share for this year’s first six months improved by 5.8%, to $ 0.55 from $0.52 last year. Excluding the asbestos charges, adjusted 2006 first six months diluted earnings per common share would have decreased by 6.7 percent, to an adjusted $0.70 from $0.75 a year ago. As a result of our adoption of EITF 04-8 during last fiscal year, as outlined in Note H, diluted earnings per common share for the six months ended November 30, 2004 have been restated to include the 8,034,355 shares issuable upon conversion of our contingently convertible debt.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows From:
Operating Activities
There was $95.6 million of cash generated from operations during the first six months of fiscal 2006 compared with $90.5 million generated during the same period a year ago, or a net increase of $5.1 million, or 5.6 percent. Depreciation and amortization provided a period-over-period increase in cash generation of $2.3 million, while “Items not affecting cash and other” and “Changes in operating working capital” were a net provider of cash period-over-period of $5.4 million. More specifically, changes in trade accounts receivable generated a period-over-period increase in cash flow of $27.4 million, including foreign exchanges differences of $12.3 million, mostly due to a three day reduction of sales outstanding period-over-period. Inventories contributed a period-over-period generation of cash flow of $20.1 million, including foreign exchange differences of $6.9 million, as a result of a six day improvement in days inventory outstanding versus the prior period. Accounts payable had the most significant change period-over-period, which caused a decrease in cash flow of $42.9 million, including foreign exchange differences of $4.2 million, as a result of the comparative strength of business toward year-end 2005 versus a year ago, coupled with the timing of those related payments period-over-period. Accrued loss reserves contributed a year-over-year generation of cash flow of $9.8 million mostly as a result of setting up the reserves related to the finalization of the Dryvit national residential class action settlement, hurricane related losses and losses reserved for the disposal of a business(refer to “Results of Operations”). Prepaid and other current assets positively affected cash flow by $9.0 million period-over-period mostly as a result of timing of payments period-over-period and acquisition related items. Income taxes payable and deferred taxes negatively affected cash flow by $8.7 million as of the result of timing of payments and the change in tax accruals this period over the prior. Accrued other liabilities contributed a year-over-year use of cash flow of $7.9 million mostly as a result of changes in debt structure and interest expense and other non-income tax accruals. All other remaining balance sheet changes related to “Items not affecting cash and other” and “Changes in operating working capital” had a net negative impact of $1.4 million, mostly due to timing.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005
Cash flow changes in long-term and short-term asbestos liability reserves related to both the period’s expense accruals and payments, net of taxes, amounted to period over period cash use of approximately $7.5 million.
Cash provided from operations remains our primary source of financing internal growth, with limited use of short-term debt.
Investing Activities
Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth through improved production and distribution efficiencies and capacity, and to enhance administration. Capital expenditures during the first six months of fiscal 2006 of $20.4 million compare with depreciation of $27.0 million. We are not a capital intensive business and capital expenditures generally do not exceed depreciation in a given year. Capital spending is expected to slightly outpace our depreciation levels for the next several years as additional capacity is brought on-line to support our continued growth. With this additional minor plant expansion, we believe there will be adequate production capacity to meet our needs for the next several years at normal growth rates.
During the first six months of fiscal 2006, we invested a total of $135.8 million for the acquisitions of illbruck (refer to Note E) and a smaller business.
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
During November 2004, we refinanced our $500 million revolving credit facility, due July 14, 2005, with a $330 million 5-year credit facility (“Credit Agreement”), due November 19, 2009. This new facility will be used for general corporate purposes, including acquisitions and to provide back-up liquidity for the issuance of commercial paper. The facility provides for borrowings in U.S. dollars and

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005
several foreign currencies in an aggregate amount of up to $25.0 million and a swing-line up to $20.0 million for short-term borrowings of less than 15 days. In addition, the size of the facility may be expanded upon our request by up to an additional $100.0 million, thus potentially expanding the facility to $430.0 million, subject to lender approval. As of November 30, 2005, we had $25.0 million outstanding under this facility.
On October 19, 2005, we issued and sold $150 million aggregated principal amount of 6.7% Senior Unsecured Notes due 2015 (“6.7% Senior Unsecured Notes”) of our indirect wholly owned subsidiary, RPM United Kingdom G.P. RPM International Inc. will fully and unconditionally guarantee the payment obligations under the Senior Unsecured Notes. The net proceeds of the offering of the Senior Unsecured Notes were used by RPM United Kingdom G.P. for refinancing $138 million of revolving credit facility borrowings associated with the August 31, 2005 acquisition of illbruck and for other general corporate purposes. Concurrent with the issuance of the 6.7% Senior Unsecured Notes, RPM United Kingdom G.P. entered into a cross currency swap, which fixed the interest and principal payments in euros for the life of Senior Unsecured notes and results in an effective euro fixed rate borrowing of 5.31%. The Senior Unsecured Notes were offered to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The Notes have not been and will not be registered under the Securities Act of 1933 or any state securities laws.
We are exposed to market risk associated with interest rates. We do not use financial derivative instruments for trading purposes, nor do we engage in foreign currency, commodity or interest rate speculation. In addition to the hedge risk associated with our 6.7% Senior Unsecured Notes discussed above, our only other hedged risks are associated with certain fixed debt whereby we have a $200 million notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest based on six-month LIBOR that matures in fiscal 2010. Because critical terms of the debt and interest rate swap match, the hedge is considered perfectly effective against changes in fair value of debt, and therefore, there is no need to periodically reassess the effectiveness during the term of the hedge.
Our debt-to-capital ratio was 44.1% at November 30, 2005 compared with 44.5% at May 31, 2005. Had we been able to reduce our total outstanding debt by all of our cash and short-term investments available as of November 30, 2005 and May 31, 2005, our adjusted net (of cash) debt-to-capital would have been 41.0% and 38.5%, respectively. This difference primarily reflects the additional indebtedness related to the August 31, 2005 illbruck acquisition (refer to Note E).
The following table summarizes our financial obligations and their expected maturities at November 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005
Contractual Obligations
(In thousands)

	Total
	Contractual
	Payment	Payments Due In
	Stream	2006	2007-08	2009-10	After 2010
Long-term debt obligations	$866,436	$18,422	$280,184	$217,813	$350,017

Operating lease obligations (1)	79,560	23,765	32,482	12,429	10,884

Other long-term liabilities (2)	144,900	14,100	22,700	30,900	77,200

Total	$1,090,896	$56,287	$335,366	$261,142	$438,101

(1)	We calculate non-cancelable operating lease obligations on an annual basis and consequently, such information is not available at November 30, 2005. The amounts shown above represent the obligations at May 31, 2005.

(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The current year balance has been updated; amounts beyond the current year are only updated once a year, and therefore, reflect the balances as estimated at May 31, 2005.
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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005
As a result of the new special tax deduction provision included in the Act, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109 (SFAS 109), ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1) in December 2004. FSP 109-1 provides that the new special tax deduction created in the Act should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction.
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
In response to the new special one-time dividends received deduction, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2) in December 2004. FSP 109-2 provides accounting and disclosure guidance for the repatriation process.
We have not completed computing the potential tax effects of the repatriation provision at this time. An evaluation of the tax effect of the new special one-time dividends received deduction may have on our results will be completed during fiscal 2006.
FORWARD—LOOKING STATEMENTS
The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) general economic conditions; (b) the price, supply and capacity of raw materials, including assorted resins and solvents; packaging, including plastic containers; and transportation services, including fuel surcharges; (c) continued growth in demand for the Company’s products; (d) legal, environmental and litigation risks inherent in the Company’s construction and chemicals businesses and risks related to the adequacy of the Company’s insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon the Company’s foreign operations; (g) the effect of non-

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2005
currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with the Company’s ongoing acquisition and divestiture activities; (i) risks related to the adequacy of its contingent liability reserves, including for asbestos-related claims; and (j) other risks detailed in the Company’s other reports and statements filed with the Securities and Exchange Commission, including the risk factors set forth in the Company’s prospectus and prospectus supplement included as part of the Company’s Registration Statement on Form S-4 (File No. 333-120536), as the same may be amended from time to time. The Company does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign exchange rates since we fund our operations through long- and short- term borrowings and denominate our business transactions in a variety of foreign currencies. There were no material changes in our exposure to market risk since May 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
(a)	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
     The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2005 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b)	CHANGES IN INTERNAL CONTROL.
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
EIFS Litigation
As previously reported, Dryvit is a defendant or co-defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of November 30, 2005, Dryvit was a defendant or co-defendant in approximately 150 single family residential EIFS cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.
As previously reported, Dryvit is a defendant in an attempted state class action filed on November 14, 2000 in Jefferson County, Tennessee styled Bobby R. Posey, et al. v. Dryvit Systems, Inc. (formerly styled William J. Humphrey, et al. v. Dryvit Systems, Inc.) (Case No. 17,715-IV) (“Posey”). As previously reported, a preliminary approval order was entered on April 8, 2002 in the Posey case for a proposed nationwide class action settlement covering, “All Persons who, as of June 5, 2002, own a one- or two-family residential dwelling or townhouse in any State other than North Carolina clad, in whole or in part, with Dryvit EIFS installed after January 1, 1989, except persons who (1) prior to June 5, 2002, have settled with Dryvit, providing a release of claims relating to Dryvit EIFS; or (2) have not obtained a judgment against Settling Defendant for a Dryvit EIFS claim, or had a judgment entered against them on such a claim in Settling Defendants’ favor; and (3) any employees of Dryvit.” The deadline for filing claims expired on June 5, 2004. On September 15, 2005, a final, non-appealable order was entered finally approving the nationwide class.
As of November 30, 2005, approximately 7,195 total claims had been filed as of the June 5, 2004 claim filing deadline. Of these 7,195 claims, approximately 4,409 claims have been rejected or closed for various reasons under the terms of the settlement. Approximately 1,767 of the remaining claims are at various stages of review and processing under the terms of the settlement and it is possible that some of these claims will be rejected or closed without payment. As of November 30, 2005, a total of 1,019 claims have been paid for a total of approximately $9.41 million. Additional payments have and will continue to be made under the terms of the settlement agreement which include inspection costs, third party warranties and class counsel attorneys’ fees.
Based upon the final court order approving the Posey national class action settlement and Dryvit’s claims experience to date, Dryvit determined that a $10.0 million increase to its existing reserves was necessary and appropriate, which should be adequate to fully cover the anticipated costs of the Posey settlement. It is anticipated that $5.0 million of this reserve increase will be recovered from insurance carriers and accordingly, insurance receivables were increased by that amount.
As previously reported, third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
under various cost-sharing agreements. During the past several fiscal quarters, Dryvit has assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from several of the Company’s third party excess insurers and will likely continue to do so pending the outcome of formal coverage litigation involving these same third party insurers. As previously reported, one of the Company’s excess insurers filed suit in the Northern District of Ohio (Case No. 1:05CV1903) seeking a declaration with respect to its rights and obligations for EIFS related claims under its applicable policies. During the quarter, Dryvit filed a motion to stay the federal filing based on a more complete state court complaint filed on November 23, 2005 against these same insurers and the Company’s insurance broker in Cuyahoga County Ohio Common Pleas Court (Case No. CV05 578004). Dryvit is vigorously pursuing its claims and anticipates that it will ultimately recover against the Company’s insurers and/or its broker for all or a significant portion of the costs associated with its EIFS related claims.
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
As of November 30, 2005, the Company’s Subsidiaries had a total of 9,501 active asbestos cases compared to a total of 7,523 cases as of November 30, 2004. For the quarter ended November 30, 2005, the Company’s Subsidiaries secured dismissals and/or settlements of 234 claims and made total payments of $13.4 million, which included defense costs paid during the current quarter of $5.4 million. For the comparable period ended November 30, 2004, dismissals and/or settlements covered 290 claims and total payments were $15.4 million, which included defense costs paid during the quarter of $5.2 million. In some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal statistics on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis and the amounts and rates can vary widely depending on a variety of factors including the mix of malignancy and non-malignancy claims and the amount of defense costs incurred during the period.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
The rate at which plaintiffs filed asbestos-related suits against the Company’s Subsidiaries, particularly Bondex, has increased since the fourth fiscal quarter of 2002, influenced by the bankruptcy filings of numerous other defendants in asbestos-related litigation. Based on the significant increase in asbestos claims activity which, in many cases disproportionately increased Bondex’s exposure in joint and several liability law states, our third-party insurance was depleted within the first fiscal quarter of 2004, as previously reported. Our third-party insurers historically had been responsible, under various cost-sharing arrangements, for the payment of approximately 90% of the indemnity and defense costs associated with our asbestos litigation. Prior to this sudden precipitous increase in loss rates, the combination of book loss reserves and insurance coverage was expected to adequately cover asbestos liabilities for the foreseeable future. We have reserved our rights with respect to several of our third-party insurers’ claims of exhaustion and in late calendar 2002, we commenced a review of our known insurance policies to determine whether other insurance limits may be available to cover our asbestos liabilities.
As a result of an examination of our Subsidiaries’ historical insurance and as previously disclosed, certain of our Subsidiaries filed a complaint for declaratory judgment, breach of contract and bad faith against various third party insurers challenging their assertion that their policies covering asbestos-related claims have been exhausted. The July 3, 2003 filing in Ohio (Case No. 1:03 CV1322), was combined with a related case and, pursuant to a case management order, the parties are to complete fact discovery by March 31, 2006, and dispositive motions and expert discovery by September 1, 2006. A trial date in January 2007 was originally set; however, it is possible that this and other dates may be modified as the case progresses.
We are unable at the present time to predict the timing or ultimate outcome of this insurance coverage litigation. Consequently, we are unable to predict whether, or to what extent, any additional insurance may be available to cover our Subsidiaries’ asbestos liabilities. We have not included any potential benefits from this litigation either in our financial statements or in calculating our current asbestos reserve. Our wholly-owned captive insurance companies have not provided any insurance or re-insurance coverage for any of our Subsidiaries’ asbestos-related claims.
During the last seven months of 2003, new state liability laws were enacted in three states (Mississippi, Ohio and Texas) where at that time more than 80% of the claims against Bondex were pending. Effective dates for the last two of the law changes were April 8, 2003 and July 1, 2003. The changes generally provided for liability to be determined on a “proportional cause” basis, thereby limiting Bondex’s responsibility to only its share of the alleged asbestos exposure. During the third and fourth fiscal quarters of 2004, two of the three previously-mentioned states that adopted “proportional cause” liability in 2003, passed additional legislation impacting medical criteria and product identification in asbestos-related litigation. While there have been some changes in the type of claims filed in certain of these states, the ultimate influence these law changes may have on future claims activity and settlement values is not fully known at this time. Claim filings in these three subject states at the quarter ended November 30, 2005, coupled

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
with the non-malignancy filings in Florida, currently comprise approximately 80% of the total aggregate claims filed against Bondex.
At the end of 2002 and through the third fiscal quarter of 2003, Bondex had concluded it was not possible to estimate the cost of disposing all of the asbestos-related claims that might be filed against Bondex in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of any future asbestos-related claims. As previously disclosed, during the fourth fiscal quarter of 2003, Bondex retained a consulting firm to assist in analyzing its loss history data, to evaluate whether it would be possible to estimate the cost of disposing pending claims in light of both past and recent loss history, and to assist in determining whether future asbestos-related claims reasonably expected to be filed against Bondex were measurable, given recent changes in various state laws and the prospect of potential federal asbestos-related legislation. Bondex provided these consultants with all relevant data regarding asbestos-related claims filed against Bondex through May 31, 2003. At the time, management concluded, with the consultants’ input, that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against Bondex because of the uncertainties associated with the litigation of those claims.
Estimating the future cost of asbestos related contingent liabilities was and continues to be subject to many uncertainties, including (i) the ultimate number of claims filed; (ii) the cost of resolving both current known and future unknown claims; (iii) the amount of insurance, if any, available to cover such claims, including the outcome of coverage litigation against the Subsidiaries’ third party insurers; (iv) future earnings and cash flow of the Company’s Subsidiaries; (v) the impact of bankruptcies of other companies whose share of liability may be imposed on the Company’s Subsidiaries under certain state liability laws; (vi) the unpredictable aspects of the litigation process including a changing trial docket and the jurisdictions in which trials are scheduled; (vii) the outcome of any such trials including judgments or jury verdicts, as a result of our more aggressive defense posture which includes taking selective cases to verdict; (viii) the lack of specific information in many cases concerning exposure to the Subsidiaries’ products and the claimants’ diseases; (ix) potential changes in applicable federal and/or state law; and (x) the potential impact of various proposed structured settlement transactions or subsidiary bankruptcies by other companies, some of which are the subject of federal appellate court review, the outcome of which could materially affect any future asbestos-related liability estimates. In addition to the foregoing, during both calendar years 2003 and 2005, passage by the United States Senate Judiciary Committee of a proposed bill to establish a trust fund to pay future asbestos related claims and remove such cases from federal and state courts with industry and insurers funding the trust remains a significant, new variable that has made it increasingly difficult to predict with certainty the full exposure of future, unknown asbestos-related claims. The ongoing prospect of federal trust fund legislation is expected to continue to be a significant variable impacting our ability to assess our future asbestos-related liabilities. As previously reported, the Company has become aware of a pending federal criminal investigation into the conduct of at least three plaintiffs’ law firms (all of whom have filed claims against the Company’s Subsidiaries and many other defendants) with respect to their claim-filing practices. This federal investigation, coupled with recent judicial findings in Texas, calls into question from a medical and legal perspective the veracity of a significant number of asbestos claims for

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
all defendants, including our Subsidiaries. We will continue to monitor these developments which, over time, could significantly impact the number of future claims filed; the value, if any, for such claims; and the adequacy of our asbestos reserve for any such future claims.
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
Since May 31, 2003, we have reviewed and evaluated on a quarterly basis the adequacy of our asbestos reserve. The range of loss calculation for the $140 million reserve was based on an extensive analysis of the most critical factors that influence our asbestos-related costs including: (i) the gross number of open malignancy claims (principally mesothelioma claims) as these claims have the most significant impact on our asbestos settlement costs; (ii) historical and current settlement costs and dismissal rates by various categories; (iii) analysis of the jurisdiction and governing law of the states in which these claims are pending; and (iv) outside defense counsel’s opinions and recommendations with respect to the merits of such claims. Although the number of open malignancy claims has recently increased, our average settlement costs for malignancy claims have declined and dismissal rates have increased. Several defense verdicts during the second half of fiscal 2004 further contributed to lower settlement values and higher dismissal rates. Our defense costs, however, have increased significantly as a result of our more aggressive defense strategy, which includes taking selective cases to verdict.
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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
During the second quarter ending November 30, 2005, an additional $15.0 million was added to the asbestos reserve based on management’s quarterly review of pending claims and defense costs. This reserve adjustment puts our total reserves at approximately $101.2 million, which we believe will be sufficient to cover the cash flow requirements for the balance of our pending known claims and defense costs. Our $15.0 million reserve increase is based on our most recent quarter’s experience and our valuation of our known existing claims and assumes that approximately $7.2 million will be allocated to anticipated future defense costs. (For additional information, refer to Note F to the Consolidated Financial Statements). As we review our asbestos reserve each quarter, we will make appropriate adjustments to the reserve based on our most recent experience to ensure that it is sufficient to cover the anticipated settlement and defense costs associated with our then pending, known claims.
We recognize that future facts, events and legislation, both state and/or federal, may alter our estimates of pending claims and our ability to estimate any future unasserted claims. We cannot estimate possible liabilities in excess of those accrued because we cannot predict the number of additional claims that may be filed in the future, the grounds for such claims, the potential settlement values associated with any such future claims, the ultimate resolution of such claims, the full impact of the state law changes enumerated above or the effect of pending federal trust fund legislation on future asbestos claims. Subject to the foregoing variables, including the timing and impact of such variables and the increase in the asbestos reserve, we believe that our asbestos reserves are sufficient to cover the asbestos-related cash flow requirements for the current inventory of our known claims. It is, however, reasonably possible that our actual costs for such claims could differ from current estimates, but, based upon information presently available, such costs are not expected to have a material effect on our competitive or financial position or our ongoing operations. As previously disclosed, however, our existing reserve will not presently cover the costs of future unknown claims and therefore, additional reserves will be required in future periods for any such future claims. Any such future reserve increases, when taken, could have a material impact on our results in such period.
The Company will continue to evaluate our asbestos-related loss exposure each quarter, review the adequacy of our existing reserve and the related cash flow implications in light of our most recent actual claims experience, the impact of state law changes and the evolving nature of federal legislative efforts to address asbestos litigation. We continue to evaluate, with the assistance of outside advisors, whether we can reasonably estimate the value of any potential future unknown asbestos claims. At such time as we are able to quantify such future exposure, we will appropriately adjust our existing reserve for such unknown future claims. We will continue to explore all feasible alternatives available to resolve our asbestos-related exposure in a manner consistent with the best interests of our stockholders.
Environmental Proceedings
As previously reported, several of the Company’s subsidiaries are, from time to time, identified as a “potentially responsible party” under the Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental statutes. In some cases, the

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
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
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Stockholders of RPM International Inc. was held on October 7, 2005. The following matter was voted on at the meeting.
Election of Dr. Max D. Amstutz, Charles A. Ratner, William B. Summers, Jr. and Dr. Jerry Sue Thornton as Directors of the Company. The nominees were elected as Directors with the following votes:

Dr. Max D. Amstutz

For	103,374,140

Withheld	1,361,929

Broker non-votes	0

Charles A. Ratner

For	103,890,515

Withheld	845,553

Broker non-votes	0

William B. Summers, Jr.

For	103,776,910

Withheld	959,159

Broker non-votes	0

Dr. Jerry Sue Thornton

For	103,926,033

Withheld	810,036

Broker non-votes	0

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
In addition to the Directors above, the following Directors’ terms of office continued after the Annual Meeting of Stockholders: Bruce A. Carbonari, James A. Karman, Donald K. Miller, Joseph P. Viviano, Edward B. Brandon, William A. Papenbrock, Frank C. Sullivan and Thomas C. Sullivan.
For information on how the votes for the above matter were tabulated, see the Company’s definitive Proxy Statement used in connection with the Annual Meeting of Stockholders on October 7, 2005.
ITEM 6 — EXHIBITS

Exhibit
No.	Exhibit Description
4.1	Indenture, dated as of October 24, 2005, among RPM United Kingdom G.P., by its general partners, RPM Canada and RPM Canada Investment Company, the Company, as guarantor, and The Bank of New York Trust Company, N.A., as trustee, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8- K, as filed with the Commission on October 25, 2005 (File No. 001- 14187).

4.2	Form of 6.70% Senior Note due 2015, which is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8- K, as filed with the Commission on October 25, 2005 (File No. 001- 14187).

4.3	Form of Guarantee, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8- K, as filed with the Commission on October 25, 2005 (File No. 001- 14187).

10.1	Purchase Agreement, dated as of October 19, 2005, among RPM United Kingdom G.P., by its general partners, RPM Canada and RPM Canada Investment Company, the Company, Goldman, Sachs & Co. and each of the Initial Purchasers named in Schedule A to the Purchase Agreement, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8- K, as filed with the Commission on October 25, 2005 (File No. 001- 14187).

* 10.2	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers, which is incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10- Q for the quarter ended November 30, 2002 (File No. 001- 14187).

10.3	Amendment No. 5 to Receivables Purchase Agreement, among certain subsidiaries of the Company, RPM Funding Corporation and Bank One and Wachovia Bank, NA, as co- agents and administrative agents, dated August 26, 2005.(x)

10.4	Amendment No. 6 to Receivables Purchase Agreement, among certain subsidiaries of the

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Exhibit
No.	Exhibit Description
Company, RPM Funding Corporation and Bank One and Wachovia Bank, NA, as co- agents and administrative agents, dated October 31, 2005.(x)

11.1	Computation of Net Income per share of Common Stock. (x)

31.1	Rule 13a- 14(a) Certification of the Company’s Chief Executive Officer. (x)

31.2	Rule 13a- 14(a) Certification of the Company’s Chief Financial Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer. (x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer. (x)

(x)	Filed herewith.

*	Management contract or compensatory plan or arrangement.

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

Dated: January 9, 2006