Form 10-Q
period 2006-02-28
RPM INTERNATIONAL INC/DE/
filed 2006-04-10
CIK 110621

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended February 28, 2006,
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐.
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
As of April 6, 2006
118,555,209 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	February 28, 2006
	(Unaudited)	May 31, 2005
ASSETS
Current Assets
Cash and short-term investments	$93,077	$184,140
Trade accounts receivable (less allowances of $20,742 and $18,565, respectively)	443,619	553,084
Inventories	397,282	334,404
Deferred income taxes	40,323	40,876
Prepaid expenses and other current assets	165,042	156,491

Total current assets	1,139,343	1,268,995

Property, Plant and Equipment, at Cost	834,149	775,564
Allowance for depreciation and amortization	(421,803)	(385,586)

Property, plant and equipment, net	412,346	389,978

Other Assets
Goodwill	734,749	663,224
Other intangible assets, net of amortization	325,625	275,744
Other	73,870	49,534

Total other assets	1,134,244	988,502

Total Assets	$2,685,933	$2,647,475

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$210,851	$274,573
Current portion of long-term debt	18,600	97
Accrued compensation and benefits	87,230	95,667
Accrued loss reserves	64,396	65,452
Asbestos-related liabilities	55,000	55,000
Other accrued liabilities	76,033	84,550

Total current liabilities	512,110	575,339

Long-Term Liabilities
Long-term debt, less current maturities	860,897	837,948
Asbestos-related liabilities	44,156	46,172
Other long-term liabilities	97,599	71,363
Deferred income taxes	95,411	78,914

Total long-term liabilities	1,098,063	1,034,397

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01 authorized 300,000 shares; issued and outstanding 118,474 as of February 2006; issued and outstanding 117,554 as of May 2005	1,185	1,176
Paid-in capital	538,339	526,434
Treasury stock, at cost
Accumulated other comprehensive income	25,757	10,004
Retained earnings	510,479	500,125

Total stockholders’ equity	1,075,760	1,037,739

Total Liabilities and Stockholders’ Equity	$2,685,933	$2,647,475

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Nine Months Ended		Three Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Net Sales	$2,099,177	$1,801,319	$612,475	$516,337

Cost of Sales	1,239,459	1,024,627	368,135	305,220

Gross Profit	859,718	776,692	244,340	211,117

Selling, General and Administrative Expenses	686,325	599,749	224,657	195,273

Asbestos Charges	45,000	62,000	15,000	15,000

Interest Expense, Net	28,391	25,485	9,962	8,600

Income (Loss) Before Income Taxes	100,002	89,458	(5,279)	(7,756)

Provision (Benefit) for Income Taxes	34,201	30,632	(2,592)	(2,984)

Net Income (Loss)	$65,801	$58,826	$(2,687)	$(4,772)

Average Number of Shares of Common Stock Outstanding:

Basic	116,710	116,700	116,881	117,284

Diluted	127,533	126,206	116,881	117,284

Basic earnings (loss) per share of common stock	$0.56	$0.50	$(0.02)	$(0.04)

Diluted earnings (loss) per share of common stock	$0.54	$0.48	$(0.02)	$(0.04)

Cash dividends per share of common stock	$0.470	$0.440	$0.160	$0.150

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 28,
	2006	2005
Cash Flows From Operating Activities:
Net income	$65,801	$58,826
Depreciation and amortization	53,216	48,930
Items not affecting cash and other	(1,123)	11,290
Changes in operating working capital	(5,633)	(36,890)
Changes in asbestos-related liabilities, net of tax	(872)	3,569

	111,389	85,725

Cash Flows From Investing Activities:
Capital expenditures	(31,194)	(34,453)
Acquisition of businesses, net of cash acquired	(162,241)	(9,900)
Purchases of marketable securities	(46,637)	(38,552)
Proceeds from the sale of marketable securities	36,500	32,071
Proceeds from the sale of assets	10,575	4,500
Other	1,349	1,584

	(191,648)	(44,750)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	188,914	200,000
Reductions of long-term and short-term debt	(151,841)	(76,168)
Cash dividends	(55,447)	(51,314)
Exercise of stock options	7,101	10,741

	(11,273)	83,259

Effect of Exchange Rate Changes on Cash and Short-Term Investments	469	6,926

Increase (Decrease) in Cash and Short-Term Investments	(91,063)	131,160

Cash and Short-Term Investments at Beginning of Period	184,140	34,559

Cash and Short-Term Investments at End of Period	$93,077	$165,719

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Unaudited)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and nine month periods ended February 28, 2006 and 2005. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2005.
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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Unaudited)
NOTE B — INVENTORIES
Inventories were composed of the following major classes:

	February 28, 2006	May 31, 2005
	(In thousands)
Raw materials and supplies	$119,145	$105,060
Finished goods	278,137	229,344

	$397,282	$334,404

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
NOTE D — COMPREHENSIVE INCOME
Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities. Total comprehensive income (loss), comprised of net income (loss) and other comprehensive income (loss) amounted to $4.6 million and $(10.0) million during the third quarter of fiscal years 2006 and 2005, respectively, and $81.6 and $91.7 million during the nine month periods ended February 28, 2006 and 2005, respectively.
NOTE E — ILLBRUCK ACQUISITION
On August 31, 2005, Tremco, Inc., a wholly-owned subsidiary of RPM, completed its acquisition of privately-owned illbruck Sealant Systems, located in Leverkusen, Germany, for approximately $134.7 million, plus debt assumption of approximately $10.2 million, subject to certain post-closing adjustments. The acquisition agreement had been previously announced on July 25, 2005 and the customary European approvals were subsequently obtained. The results of operations of illbruck Sealant Systems are included in RPM’s consolidated statements of income beginning with the date of acquisition.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Unaudited)
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
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(In thousands)
Current assets	$61,775
Property, plant and equipment	25,757
Goodwill	50,149
Other intangible assets	53,522

Total Assets Acquired	$191,203

Liabilities assumed	(56,503)

Net Assets Acquired	$134,700

The allocation of the purchase price is preliminary and subject to adjustment following completion of the valuation process. The $50.1 million of goodwill will be assigned to the various subsidiaries of the illbruck Sealant Systems group upon finalization of the allocation of purchase price and will not be deductible for tax purposes.
NOTE F — CONTINGENCIES AND LOSS RESERVES
We provide, through our wholly owned insurance subsidiaries, certain insurance coverage, primarily product liability, to our other subsidiaries. Excess coverage is provided by third party insurers. Our reserves provide for these potential losses as well as other uninsured claims. As of February 28, 2006, the current portion of these reserves amounted to $53.7 million as compared with $57.4 million at May 31, 2005 and $44.8 million at February 28, 2005, while the total long-term reserves increased to $13.1 million at February 28, 2006 from $8.0 million at May 31, 2005 and $5.8 million a year ago, primarily as a result of our continuing evaluation of our liability under a class action lawsuit settlement covering our Dryvit residential exterior insulated finish systems product line (“EIFS”). Based upon the final court order approving the national class action settlement and Dryvit’s claims experience to date, Dryvit determined during our second quarter of fiscal 2006 that a $10.0 million increase to its existing reserves was necessary and appropriate to fully cover the anticipated costs of the settlement. It is anticipated that $5.0 million of this reserve increase will be recovered from third party insurance carriers and accordingly, insurance receivables were increased by that amount. Third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs for individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has increasingly assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from the Company’s third party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third party insurers. One of the Company’s excess insurers filed suit seeking a declaration with respect to its rights and obligations for EIFS related claims under its applicable policies. During the third quarter, the court granted Dryvit’s motion to stay the federal filing based on a more complete state court complaint filed against these same insurers and the Company’s insurance broker. The coverage case will now proceed in state court.
Certain of the Company’s wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as the subsidiaries), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in five states — Illinois, Ohio, Mississippi, Texas and Florida. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by the Company’s subsidiaries.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Unaudited)
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
As of February 28, 2006, the Company’s subsidiaries had a total of 10,175 active asbestos cases compared to a total of 8,259 cases as of February 28, 2005. For the quarter ended February 28, 2006, the Company’s subsidiaries secured dismissals and/or settlements of 213 claims and made total payments of $17.0 million, which included defense costs paid during the current quarter of $6.9 million. For the comparable period ended February 28, 2005, dismissals and/or settlements covered 206 claims and total payments were $21.9 million, which included defense costs paid during the quarter of $2.7 million. In some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal statistics on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis and the amounts and rates can vary widely depending on a variety of factors including the mix of malignancy and non-malignancy claims and the amount of defense costs incurred during the period.
The rate at which plaintiffs filed asbestos-related suits against the Company’s subsidiaries, particularly Bondex, increased since the fourth fiscal quarter of 2002, influenced by the bankruptcy filings of numerous other defendants in asbestos-related litigation. Based on the significant increase in asbestos claims activity, which in many cases disproportionately increased Bondex’s exposure in joint and several liability law states, our third-party insurance was depleted within the first fiscal quarter of 2004. Our third-party insurers historically had been responsible, under various cost-sharing arrangements, for the payment of approximately 90% of the indemnity and defense costs associated with our asbestos litigation. Prior to this sudden precipitous increase in loss rates, the combination of book loss reserves and insurance coverage was expected to adequately cover asbestos claims for the foreseeable future. We have reserved our rights with respect to several of our third-party insurers’ claims of exhaustion, and in late calendar 2002 commenced a review of our known insurance policies to determine whether other insurance limits may be available to cover our asbestos liabilities.
As a result of an examination of our subsidiaries’ historical insurance and as previously disclosed, certain of our subsidiaries filed a complaint for declaratory judgment, breach of contract and bad faith against various third-party insurers, challenging their assertion that their policies covering asbestos-related claims have been exhausted. The July 3, 2003 filing in Ohio (Case No. 1:03 CV1322), was combined with a related case and, pursuant to a case management order, the parties are to complete fact discovery by March 31, 2006, and dispositive motions and expert discovery by September 1, 2006. A trial date in January 2007 has been set; however, it is possible that this and other dates may be modified as the case progresses through discovery and pre-trial motions.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Unaudited)
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
During the last seven months of 2003, new state liability laws were enacted in three states (Mississippi, Ohio and Texas) where at that time more than 80% of the claims against Bondex were pending. Effective dates for the last two of the law changes were April 8, 2003 and July 1, 2003. The changes generally provided for liability to be determined on a “proportional cause” basis, thereby limiting Bondex’s responsibility to only its share of the alleged asbestos exposure. During the third and fourth fiscal quarters of 2004, two of the three previously mentioned states that adopted “proportional cause” liability in 2003 passed additional legislation impacting medical criteria and product identification in asbestos-related litigation. While there have been significant changes in the type of claims filed in certain of these states, the ultimate influence these law changes will have on future claims activity and costs is still developing. Claim filings in these three states at the quarter ended February 28, 2006, coupled with the non-malignancy filings in Florida, currently comprise approximately 80% of the total aggregate claims filed against Bondex.
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
Estimating the future cost of asbestos related contingent liabilities was and continues to be subject to many uncertainties, including (i) the ultimate number of claims filed; (ii) the cost of resolving both current known and future unknown claims; (iii) the amount of insurance, if any, available to cover such claims, including the outcome of coverage litigation against the subsidiaries’ third party insurers; (iv) future earnings and cash flow of the Company’s subsidiaries; (v) the impact of bankruptcies of other companies whose share of liability may be imposed on the Company’s subsidiaries under certain state liability laws; (vi) the unpredictable aspects of the litigation process including a changing trial docket and the jurisdictions in which trials are scheduled; (vii) the outcome of any such trials including judgments or jury verdicts, as a result of our more aggressive defense posture which includes taking

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Unaudited)
selective cases to verdict; (viii) the lack of specific information in many cases concerning exposure to the subsidiaries’ products and the claimants’ diseases; (ix) potential changes in applicable federal and/or state law; and (x) the potential impact of various proposed structured settlement transactions or subsidiary bankruptcies by other companies, some of which are the subject of federal appellate court review, the outcome of which could materially affect any future asbestos-related liability estimates. In addition to the foregoing, ongoing debate in the Senate concerning the establishment of a trust fund to pay future asbestos related claims and remove such cases from federal and state courts with industry and insurers funding the trust continues to be a significant variable that makes it increasingly difficult to predict with certainty the full exposure of future, unknown asbestos-related claims.
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
Since May 31, 2003, we have reviewed and evaluated on a quarterly basis the adequacy of our asbestos reserve. The range of loss calculation for the $140 million reserve was based on an extensive analysis of the most critical factors that influence our asbestos-related costs including: (i) the gross number of open malignancy claims (principally mesothelioma claims) as these claims have the most significant impact on our asbestos settlement costs; (ii) historical and current settlement costs and dismissal rates by various categories; (iii) analysis of the jurisdiction and governing law of the states in which these claims are pending; and (iv) outside defense counsel’s opinions and recommendations with respect to the merits of such claims. Although the number of open malignancy claims has since increased, our average settlement costs for these claims have declined and dismissal rates have increased. Several favorable verdicts during the past two fiscal years have further contributed to lower settlement values and higher dismissal rates. Our defense costs, however, have increased significantly as a result of this more aggressive defense strategy.
Based on our review of our asbestos reserve for the second quarter ending November 30, 2004, we concluded that an increase in our reserve was appropriate and recorded an asbestos reserve adjustment of $47.0 million for the quarter ended November 30, 2004, which we believed would be sufficient to cover any incremental cash flow requirements through fiscal 2006 not covered by the $140.0 million

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Unaudited)
reserve, as well as the additional cash flow requirements for the balance of our then pending known claims and anticipated higher defense costs. Approximately $32.0 million of the $47.0 million reserve adjustment was allocated to anticipated higher future defense costs. Consistent with this methodology, additional asbestos reserves were taken for the third and fourth quarters of fiscal 2005 and in each of the three quarters of fiscal 2006.
During the third quarter ended February 28, 2006, an additional $15.0 million was added to the asbestos reserve based on management’s quarterly review of pending claims and defense costs. This reserve adjustment puts our total reserves at approximately $99.2 million, which we believe will be sufficient to cover the cash flow requirements for the balance of our pending known claims and defense costs. Our $15.0 million reserve increase is based on our most recent quarter’s experience and our valuation of our known existing claims and assumes that approximately $7.7 million will be allocated to anticipated higher future defense costs. As we review our asbestos reserve each quarter, we will make appropriate adjustments to the reserve based on our most recent experience to ensure that it is sufficient to cover the anticipated settlement and defense costs associated with our then pending, known claims.
During our third fiscal quarter and as part of our ongoing assessment of our asbestos liability exposure, we considered whether (i) our recent verdict experience, (ii) venue reforms, (iii) medical criteria requirements, (iv) proportionate share liability and other known tort reforms provided sufficient relevant and reliable information to reasonably estimate our future liability for asbestos-related claims. Accordingly, in the third quarter, we retained Crawford & Winiarski (“C&W”), a consulting firm with experience and qualifications in the area of asbestos valuation work, to assist us in determining whether our liability for unasserted potential future asbestos-related claims could be estimated and, if so, to assist us in developing a range of loss estimate for any such future liability exposure.
The methodology currently being used by C&W to project our liability for unasserted potential future asbestos-related claims includes C&W doing an analysis of (a) widely accepted forecast of the population likely to have been exposed to asbestos; (b) epidemiological studies estimating the number of people likely to develop asbestos-related diseases; (c) historical rate at which mesothelioma incidences resulting in the payment of claims by us; (d) historical settlement averages to value the projected number of future compensable mesothelioma claims; (e) historical ratio of mesothelioma related indemnity payments to non-mesothelioma indemnity payments; and (f) historical defense costs and their relationship with total indemnity payments. We anticipate completing this process in the coming months and, if a reserve for future unasserted claims is established, it will be added to our existing reserves for our known claims. At the time any such reserve is established, it could be material to our financial condition and would, in all likelihood, be material to our operating results for the period in which the reserve is recorded.
We recognize that future facts, events and legislation, both state and/or federal, may alter our estimates of pending claims and can impact our ability to estimate unasserted potential future claims. With our outside advisors, we will continue to monitor the number and mix (disease type) of claims filed and paid each period against the estimates calculated by our asbestos liability model, the impact of state law changes and the evolving nature of federal legislative efforts to address asbestos litigation including the pending federal criminal investigation into the conduct of at least three plaintiffs’ law firms (all of whom

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Unaudited)
have filed claims against the Company’s Subsidiaries and many other defendants) with respect to their asbestos claim-filing practices. This federal investigation, coupled with recent judicial findings in Texas, calls into question from a medical and legal perspective, the veracity of a significant number of asbestos claims for all defendants, including our Subsidiaries. Subject to the foregoing variables, we believe that our current asbestos reserves are sufficient to cover asbestos-related cash flow requirements for the inventory of our known pending claims. It is, however, reasonably possible that our actual costs for claims could differ from current estimates but, based upon information presently available, such costs are not expected to have a material effect on our competitive or financial position or our ongoing operations. Future adjustments to reserves for existing claims or the recording of a reserve to cover future asbestos related exposure could be material to our financial condition and operating results in the period in which any such charges are recorded. We will also continue to explore all feasible alternatives available to resolve our asbestos-related exposure in a manner consistent with the best interests of our stockholders.
The following table illustrates the movement of current and long-term asbestos-related liabilities through February 28, 2006:
Asbestos Liability Movement
(Current and Long-Term)

	Balance at		Deductions	Balance at
	Beginning	Additions to	(Primarily	End of
(In thousands)	of Period	Asbestos Charge	Claims Paid)	Period

Nine Months Ended February 28, 2006	$101,172	$45,000	$47,016	$99,156
Year Ended May 31, 2005	90,607	78,000	67,435	101,172
Year Ended May 31, 2004	144,583		53,976 (a)	90,607

(a)	Represents the Company’s portion of total claims paid during the fiscal year ended May 31, 2004 of $63.4 million, net of insurer contributions totaling $9.4 million. Insurance coverage was depleted in the first quarter of fiscal year 2004.
NOTE G — PENSION AND POSTRETIREMENT HEALTH CARE BENEFITS
We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the nine and three month periods ended February 28, 2006 and 2005:

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Unaudited)

Pension Benefits	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2006	2005	2006	2005
Service cost	$9,953	$8,423	$1,856	$1,616
Interest cost	6,184	5,610	3,555	3,268
Expected return on plan assets	(7,581)	(7,319)	(3,449)	(3,088)
Amortization of:
Prior service cost	145	221
Net gain on adoption of SFAS No. 87	(2)	(2)
Net actuarial (gains) losses recognized	1,781	1,125	1,133	998

Net Periodic Benefit Cost	$10,480	$8,058	$3,095	$2,794

Postretirement Benefits	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2006	2005	2006	2005
Service cost	$—	$8	$252	$184
Interest cost	461	496	372	327
Prior service cost	(20)
Net actuarial (gains) losses recognized	44	20	32	20

Net Periodic Benefit Cost	$485	$524	$656	$531

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Unaudited)

Pension Benefits	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2006	2005	2006	2005
Service cost	$3,318	$2,808	$619	$539
Interest cost	2,061	1,870	1,185	1,088
Expected return on plan assets	(2,527)	(2,440)	(1,150)	(1,029)
Amortization of:
Prior service cost	48	74
Net gain on adoption of SFAS No. 87	(1)	(1)
Net actuarial (gains) losses recognized	594	375	378	333

Net Periodic Benefit Cost	$3,493	$2,686	$1,032	$931

Postretirement Benefits	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2006	2005	2006	2005
Service cost	$—	$3	$84	$61
Interest cost	154	165	124	109
Prior service cost	(7)
Net actuarial (gains) losses recognized	15	7	11	7

Net Periodic Benefit Cost	$162	$175	$219	$177

We previously disclosed in our financial statements for the fiscal year ended May 31, 2005, that we expected to contribute approximately $10.1 million to the Retirement Plan in the U.S. and approximately $2.1 million to plans outside the U.S. during the current fiscal year. As of February 28, 2006, we expect to contribute approximately $3.0 million to plans outside the U.S. The change in expected contributions reflects the results of the January 1, 2005 valuation performed for the Canada Registered Plan.
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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Unaudited)
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
In addition to the two reportable operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets, and other expenses, including asbestos-related charges, many of which are not directly associated with either reportable operating segment. Related assets consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other expenses reconcile reportable operating segment data to total consolidated income before income taxes and identifiable assets. Comparative nine month and third quarter results on this basis are illustrated in the following table.

	Nine Months Ended		Quarter Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2006	2005	2006	2005
Net Sales
Industrial Segment	$1,274,722	$1,023,540	$378,286	$293,144
Consumer Segment	824,455	777,779	234,189	223,193

Consolidated	$2,099,177	$1,801,319	$612,475	$516,337

Income (Loss) Before Income Taxes
Industrial Segment	$133,466	$114,563	$17,998	$12,488
Consumer Segment	87,026	90,707	14,533	13,041
Corporate/Other	(120,490)	(115,812)	(37,810)	(33,285)

Consolidated	$100,002	$89,458	$(5,279)	$(7,756)

	February 28, 2006	May 31, 2005
Identifiable Assets
Industrial Segment	$1,493,097	$1,271,145
Consumer Segment	1,064,164	1,138,894
Corporate/Other	128,672	237,436

Consolidated	$2,685,933	$2,647,475

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006
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
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006
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
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006
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
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006
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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006

	Nine Months Ended		Quarter Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2006	2005	2006	2005
Net Sales
Industrial Segment	$1,274,722	$1,023,540	$378,286	$293,144
Consumer Segment	824,455	777,779	234,189	223,193

Consolidated	$2,099,177	$1,801,319	$612,475	$516,337

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$133,466	$114,563	$17,998	$12,488
Interest (Expense), Net	(603)	277	(68)	253

EBIT (b)	$134,069	$114,286	$18,066	$12,235

Consumer Segment
Income Before Income Taxes (a)	$87,026	$90,707	$14,533	$13,041
Interest (Expense), Net	31	267	(144)	159

EBIT (b)	$86,995	$90,440	$14,677	$12,882

Corporate/Other
(Loss) Before Income Taxes (a)	$(120,490)	$(115,812)	$(37,810)	$(33,285)
Interest (Expense), Net	(27,819)	(26,029)	(9,750)	(9,012)

EBIT (b)	$(92,671)	$(89,783)	$(28,060)	$(24,273)

Consolidated
Income (Loss) Before Income Taxes (a)	$100,002	$89,458	$(5,279)	$(7,756)
Interest (Expense), Net	(28,391)	(25,485)	(9,962)	(8,600)

EBIT (b)	$128,393	$114,943	$4,683	$844

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006
RESULTS OF OPERATIONS
Three Months Ended February 28, 2006
Net Sales
For the third fiscal quarter ended February 28, 2006, consolidated net sales were $612.5 million, representing an improvement of 18.6 percent, or $96.1 million, over net sales of $516.3 million during the same period last year. This growth resulted primarily from organic sales, which grew 10.7 percent, including 3.6 percent from pricing, and contributed $55.2 million to the growth in sales over the prior year. Acquisitions contributed 8.7 percent, or $44.8 million, to the growth over last year, and include the recent acquisition of illbruck Sealant Systems (“illbruck”), plus six other smaller acquisitions, slightly offset by one small divestiture. Net unfavorable foreign exchange rates slightly reduced overall growth by 0.8 percent, or $3.9 million, resulting primarily from the decline in the euro offsetting favorable exchange rates among the Canadian and Latin American currencies.
Industrial segment net sales, which comprised 61.8 percent of the current quarter’s consolidated net sales, totaled $378.3 million; growing 29.0 percent from last year’s $293.1 million. This segment’s net sales growth resulted from the combination of the acquisition of illbruck, plus four other smaller, mainly product line acquisitions, which contributed 15.9 percent, plus organic sales growth of 14.2 percent, including 2.6 percent from pricing, which were offset slightly, by 1.1 percent, from net unfavorable foreign exchange differences. There were significant organic unit sales improvements virtually throughout this segment, with much of this growth related to increased commercial construction, ongoing maintenance and improvement activities primarily in North America, but also in Europe, Latin America and other regions of the world. The demand for most of our industrial product lines increased over last year’s third quarter as the weather in the U.S. versus last year was less severe, and the economy in general, and the industrial sector in particular, have improved. We continue to secure new business and grow market share among our industrial segment operations.
Consumer segment net sales, which comprised 38.2 percent of the current quarter’s consolidated net sales, grew 4.9 percent to $234.2 million from last year’s $223.2 million. Organic sales growth added 6.1 percent (4.9 percent pricing) to the consumer segment sales total, which was offset by 0.3 percent from unfavorable foreign exchange differences. Also offsetting sales growth, by approximately 0.9 percent, was a small divestiture during the quarter, which more than offset two small product line acquisitions. Beginning in February 2005, our retail merchandising services arrangements were changed with certain customers, resulting in a year over year reduction in net sales and gross profit, with a related reduction in selling expenses; otherwise, organic sales growth in this segment this third quarter would have been 7.1 percent, or 1.0 percent stronger. This organic growth in this segment is generally the result of fairly steady retail demand by the consumer, coupled with continuous product development among our businesses, but subject to occasional inconsistent buying behavior particularly among certain larger retail customers.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006
Gross Profit Margin
Consolidated gross profit margin of 39.9 percent of net sales this third quarter declined from 40.9 percent a year ago. This margin decline of 1.0 percent of sales, or 100 basis points (“bps”), is partly the result of the continued higher costs of a number of our raw materials, particularly petrochemical-based, net of higher pricing initiatives (approximately 40 bps). Numerous price increases have been initiated throughout the operating segments and will continue phasing in to help compensate or recover these higher material costs, many of which have begun to moderate. Several recent acquisitions, particularly illbruck, carry inherently lower gross margin structures and further impacted gross margin this quarter, by approximately 60 bps. In addition, the change in merchandising services arrangements (approximately 20 bps) and a comparatively lower-margin mix of sales, including increased services sales which characteristically carry lower gross margins, weighed on this margin, but were offset by productivity gains from the strength of organic unit sales during the quarter.
Industrial segment gross profit margin for the third quarter declined to 41.4 percent of net sales from 42.5 percent last year. This 110 bps margin decline in this segment mainly relates to the recent acquisitions, particularly illbruck (120 bps) and the service-driven lower-margin mix of sales. The productivity gains from this segment’s 11.6 percent organic unit sales growth, combined with continued pricing initiatives in this segment, more than offset higher raw material costs this quarter.
Consumer segment gross profit margin for this third quarter declined to 37.4 percent of net sales from 38.7 percent last year. The higher raw material costs, net of pricing initiatives, impacted this segment’s margin by approximately 20 bps, the change in merchandising services arrangements by another approximately 60 bps, and the partly service-driven lower-margin mix of sales principally accounted for the difference.
Selling, General and Administrative Expenses (“SG&A”)
Consolidated SG&A expense levels decreased 110 bps to 36.7 percent of net sales compared with 37.8 percent a year ago. This improvement resulted from the inherently lower SG&A cost structure of illbruck and other acquisitions (approximately 50 bps), the change in merchandising services arrangements (approximately 20 bps) and leverage from the organic sales growth, including higher pricing. Certain higher expenditures, year over year, including health care and other employee-related costs, product warranties, promotional expenditures, and other legal, environmental, audit and corporate governance costs, partly offset these benefits.
Industrial segment SG&A improved by 170 bps to 36.6 percent of net sales this third quarter from 38.3 percent a year ago, reflecting principally the influence of illbruck, and the leverage of organic sales growth, partly offset by certain higher employee-related costs, including new hires, promotional expenditures, legal and other growth-related expenditures and investments.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006
Consumer segment SG&A improved by 190 bps to 31.1 percent of net sales this third quarter compared with 33.0 percent a year ago, reflecting the leverage of organic sales growth over last year, effective cost containment and other savings programs, and this segment’s change in merchandising services arrangements. Increased promotional, warranty and certain other growth-related expenditures and investments partly offset these benefits.
Corporate/Other SG&A expenses increased during this year’s third quarter to $13.1 million from $9.3 million during last year’s third quarter, principally reflecting higher health care costs for the company’s nearly 5,000 U.S. and Canadian covered employees ($3.0 million), and additional grants made under the October 2004 Omnibus Equity Incentive Plan ($0.4 million).
License fee and joint venture income of approximately $495 thousand and $120 thousand for the quarters ended February 28, 2006 and 2005, respectively, are reflected as reductions of consolidated SG&A expenses.
We recorded total net periodic pension and postretirement benefit cost of $4.9 million and $4.0 million for the quarters ended February 28, 2006 and 2005, respectively. This increased pension expense of $0.9 million was attributable to increased pension service and interest cost approximating $0.9 million, in combination with additional net actuarial losses incurred of $0.2 million, offset by a slight improvement in the expected return on plan assets of $0.2 million. We expect that pension expense will fluctuate on a year-to-year basis depending upon the investment performance of plan assets, but such changes are not expected to be material as a percentage of income before income taxes.
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
During the quarter ending February 28, 2006, an additional $15.0 million was expensed through corporate/other and was added to our reserve based on management’s quarterly review of pending claims and defense costs. This reserve adjustment brings these total liability reserves to approximately $99.2 million, which we believe will be sufficient to cover the cash flow requirements for the balance of our then-pending known claims and defense costs. Our $15.0 million reserve increase is based on our most recent quarter’s experience and our valuation of our known existing claims and includes approximately $7.7 million for anticipated higher future defense costs. As we review our asbestos reserve each quarter, we will make appropriate adjustments to the reserve based on our most recent experience to ensure that it is sufficient to cover the anticipated settlement and defense costs associated with our then pending, known claims. We will continue to evaluate the appropriateness of estimating

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006
the value of any potential future unknown asbestos claims and, at such time as we are able to quantify such future exposure, we will establish a reserve for such unknown future claims. For additional information, refer to Note F to the Consolidated Financial Statements.
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
Net Interest Expense
Net interest expense was $1.4 million higher this third quarter than a year ago. Interest rates averaged 5.2 percent during this third quarter, compared with 4.9 percent a year ago, accounting for approximately $0.6 million in increased interest expense. This average rate increase is directly related to the Federal Reserve Bank rate increases during the past year, which affects the interest cost on our variable interest rate indebtedness. Additional borrowings associated with recent acquisitions added approximately $2.3 million more interest cost. Year-over-year reductions of outstanding debt lowered interest cost during the quarter by approximately $1.1 million, while investment income performance improved, providing approximately $0.4 million of additional income.
Income (Loss) Before Income Taxes (“IBT”)
Consolidated IBT for this year’s third quarter improved by $2.5 million, or 31.9 percent, to $(5.3) million from $(7.8) million during last year’s third quarter, with margin comparisons of (0.9) percent of net sales versus (1.5) percent a year ago. This improvement year over year reflects primarily the strength of organic unit sales growth of 7.5 percent during the quarter, before higher pricing initiatives and the change in merchandising services arrangements, combined with expense controls. Exclusion of the $15 million asbestos charges taken both years this quarter would have resulted in IBT improvement of 34.2 percent this year, and adjusted margins of 1.6 percent compared with last year’s 1.4 percent.
Industrial segment IBT grew by $5.5 million, or 44.1 percent, to $18.0 million from last year’s $12.5 million, primarily from this segment’s organic unit sales growth. Similarly, consumer segment IBT improved by 11.4 percent to $14.5 million from $13.0 million last year, also from organic unit sales growth, combined with expense controls.
Income Tax Rate
The effective income tax benefit rate was 49.1 percent for the three months ended February 28, 2006 compared to an effective income tax benefit rate of 38.5 percent for the three months ended February 28, 2005.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006
For the three months ended February 28, 2006 and to a greater extent for the three months ended February 28, 2005, the effective tax rate differed from the federal statutory rate due to decreases in the effective income tax rate principally as a result of certain tax credits and by the U.S. federal tax impact of foreign operations. The decreases in the effective tax rate were offset by valuation allowances associated with losses incurred by certain of our foreign businesses, valuation allowances related to U.S. federal foreign tax credit carryforwards, state and local income taxes and other non-deductible business operating expenses.
As of February 28, 2006, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we intend to maintain the tax valuation allowances recorded at February 28, 2006 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support the reversal of the tax valuation allowances.
The valuation allowances relate to U.S. federal foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. The most significant portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting. Any reversal of the valuation allowance that was recorded in purchase accounting would reduce goodwill.
The effective income tax benefit rate for the three months ended February 28, 2006 reflects the impact of the $15 million asbestos liability charge. Excluding the asbestos charge, the effective income tax rate for this year’s third quarter would have been adjusted to a proforma effective income tax expense rate of 28.9 percent. The effective income tax benefit rate for the three months ended February 28, 2005 also reflects the impact of a $15 million asbestos liability charge. Excluding the asbestos charge, the effective income tax rate for last year’s third quarter would have been adjusted to a proforma effective income tax expense rate of 37.5 percent.
Net Income (Loss)
Net loss of $(2.7) million for the three months ended February 28, 2006 compares to net loss of $(4.8) million for the same period last year, reflecting the impact of the $9.6 million and $9.3 million after-tax asbestos charges taken during each three month period, respectively. Excluding the impact of the asbestos charges, this year’s third quarter net income would have been an adjusted $6.9 million, representing an improvement of $2.4 million, or 52.6 percent, from last year’s adjusted $4.5 million. Margin on sales would have been an adjusted 1.1 percent this year compared with 0.9 percent of sales last year, with this 20 bps margin difference mostly the result of the leverage of the organic unit sales growth of 7.5 percent, excluding higher pricing and the change in merchandising services arrangements, combined with expense controls.
Diluted earnings per common share for this year’s third quarter improved by 50.0 percent, to $(0.02) from ($0.04) a year ago. Excluding the impact of the asbestos charges, adjusted diluted earnings per

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006
common share for this year’s third quarter of $0.06 also improved by 50.0 percent compared with last year’s $0.04.
Nine Months Ended February 28, 2006
Net Sales
Consolidated net sales for the nine months ended February 28, 2006 of $2.099 billion improved 16.5 percent, or $297.9 million, over last year’s first nine months net sales of $1.801 billion. Contributing to this improvement over last year was primarily growth in organic sales of approximately $180.6 million, or 10.0 percent, including 3.3 percent pricing, plus 8 acquisitions, net of one small divestiture, supplying another 6.4 percent growth in sales, or $114.9 million. Net favorable foreign exchange rates, relating primarily to the Canadian and Latin American currencies, partly offset by the euro, provided the remaining 0.1 percent, or $2.3 million, of the growth in sales over last year’s first nine months.
Industrial segment net sales for the first nine months grew 24.5 percent to $1.275 million from last year’s $1.024 million, comprising 60.7 percent of the current year’s consolidated net sales. This segment’s net sales growth comes primarily from organic sales growth of 13.1 percent, including 3.0 percent pricing, plus 11.3 percent from illbruck and 5 smaller acquisitions, with the remaining 0.1 percent from net favorable foreign exchange differences.
Consumer segment net sales for the first nine months grew 6.0 percent to $824.5 million from last year’s $777.8 million, comprising 39.3 percent of the current quarter’s consolidated net sales. Growth in organic sales added 6.0 percent (3.8 percent from pricing) to the consumer segment sales total, plus 0.1 percent from favorable foreign exchange differences, offset by 0.1 percent from one small divestiture, net of two small acquisitions. Beginning in February 2005, our retail merchandising services arrangements were changed with certain customers, resulting in a year over year reduction in net sales and gross profit, with a related reduction in selling expenses; otherwise, organic sales growth this first nine months would have been 7.3 percent, or 1.3 percent stronger.
Gross Profit Margin
Consolidated gross profit margin of 41.0 percent of net sales this first nine months declined from 43.1 percent a year ago. This margin decline of 210 bps is primarily the result of the higher costs of a number of our raw and packaging materials, particularly petrochemical-based, net of higher pricing initiatives (75 bps). Numerous price increases have been initiated throughout the operating segments and will continue phasing in to help compensate or recover these higher material costs, many of which have begun to moderate. Several recent acquisitions, particularly illbruck, with inherently lower gross margin structures (40 bps), the change in merchandising services arrangements (20 bps) and a comparatively lower-margin mix of sales, including increased services sales which characteristically carry lower gross margins, accounted for the additional gross margin decline.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006
Industrial segment gross profit margin for the first nine months declined to 42.5 percent of net sales from 44.5 percent last year. This margin decline is the result of higher raw and packaging material costs, net of higher pricing initiatives, the acquisition of lower-margin illbruck, and the lower-margin mix of sales, including increased services revenues.
Consumer segment gross profit margin for this first nine months declined to 38.6 percent of net sales from 41.3 percent last year. The higher raw and packaging material costs, net of higher pricing initiatives, the change in merchandising services arrangements, and the partly service-driven lower-margin mix of sales drove the margin decline in this segment.
Selling, General and Administrative Expenses (“SG&A”)
Consolidated SG&A expense levels improved by 60 bps, declining to 32.7 percent of net sales compared with 33.3 percent a year ago. The organic sales growth, including higher pricing initiatives during the past year (100 bps), acquisitions (40 bps), and the change in merchandising services arrangements (20 bps) primarily drove this expense level improvement. This combination of favorable factors have more than overcome higher employee-related costs, including new hires, compensation and incentives, health care and other benefits, as well as higher costs for warranties, fuel-related distribution, legal, audit and environmental, and other growth-related expenditures and investments, plus the $10.2 million (50 bps) of one-time costs incurred during the second quarter, which included additional costs associated with the finalization of the Dryvit national residential class action settlement, the loss on sale of a small non-core subsidiary, uninsured hurricane-related losses, and costs associated with a European pension plan.
Industrial segment SG&A improved by 140 bps to 31.9 percent of net sales this first nine months from 33.3 percent a year ago, reflecting principally the 13.1 percent organic sales growth, the favorable SG&A cost structure of illbruck and other acquisitions, and cost containment and other savings programs, more than offsetting a number of the higher costs identified and other growth-related expenditures and investments.
Consumer segment SG&A improved by 160 bps to 28.1 percent of net sales this first nine months compared with 29.7 percent a year ago, reflecting principally the higher pricing and this segment’s change in merchandising servicing arrangements, along with continued cost containment and other savings programs. Similarly, a number of the higher costs identified and other growth-related expenditures and investments partly offset these benefits.
Corporate/Other SG&A expenses increased during this year’s first nine months to $47.7 million from $27.7 million during last year’s first nine months, reflecting primarily the $10.2 million of one-time costs incurred during this year’s second quarter, as outlined previously, in addition to higher mainly employee-related year-over-year costs, including health care for the nearly 5,000 U.S. and Canadian covered employees, plus additional grants made under the October 2004 Omnibus Equity Incentive Plan.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006
License fee and joint venture income of approximately $1.4 million and $0.6 million for the nine months ended February 28, 2006 and 2005, respectively, are reflected as reductions of consolidated SG&A expenses.
We recorded total net periodic pension and postretirement benefit cost of $14.7 million and $11.9 million for the nine months ended February 28, 2006 and 2005, respectively. This increased pension expense of $2.8 million was largely attributable to increased pension service and interest cost approximating $2.7 million, in combination with additional net actuarial losses incurred of $0.8 million, partly offset by a slight improvement in the expected return on plan assets of $0.7 million. We expect that pension expense will fluctuate on a year-to-year basis depending upon the investment performance of plan assets, but such changes are not expected to be material as a percentage of income before income taxes.
Asbestos Charges
As described in Note F to the consolidated financial statements, as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented for the three month period ended February 28, 2006, and in Part II – Legal Proceedings section of this filing, we recorded asbestos charges of $45.0 million and $62.0 million during the nine month periods ended February 28, 2006 and 2005, respectively. Please refer to the sections of this filing mentioned above for further information.
Net Interest Expense
Net interest expense was $2.9 million higher this first nine months than a year ago. Interest rates averaged 5.1 percent during this first nine months, compared with 4.7 percent a year ago, accounting for nearly $2.3 million in increased interest expense. This average rate increase is primarily related to the Federal Reserve Bank rate increases during the past year, which directly affected the interest cost on our variable interest rate indebtedness. Reductions of outstanding debt year over year reduced interest cost by approximately $2.6 million these first nine months. Additional borrowings associated with recent acquisitions added approximately $4.3 million more interest expense, while investment income performance improved year-over-year, providing approximately $1.1 million of additional income.
Income Before Income Taxes (“IBT”)
Consolidated IBT for this year’s first nine months improved by $10.5 million, or 11.8 percent, to $100.0 million from $89.5 million during last year’s first nine months, with margin comparisons of 4.8 percent of net sales versus 5.0 percent a year ago. This decline in margin year over year reflects primarily the one-time charges incurred during the second quarter, as previously discussed, in addition to higher pricing initiatives to address higher material costs and initial acquisition-related costs for illbruck. Similarly, exclusion of both years’ asbestos charges would have resulted in IBT decline of $6.5 million, or 4.3 percent, and adjusted margins of 6.9 percent compared with last year’s 8.4 percent.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006
Industrial segment IBT grew by $18.9 million, or 16.5 percent, to $133.5 million from last year’s $114.6 million, mainly from the strength of this segment’s organic sales growth. Consumer segment IBT declined slightly to $87.0 million from $90.7 million last year, reflecting primarily the net impact of the higher material costs. Combined operating IBT improved by $15.2 million, or 7.4 percent, over last year.
Income Tax Rate
The effective income tax expense rate was 34.2 percent for both nine month periods ended February 28, 2006 and 2005.
For each of the nine month periods ended February 28, 2006 and 2005, the effective tax rate differed from the federal statutory rate due to decreases in the effective tax rate principally as a result of certain tax credits and by the U.S. federal tax impact of foreign operations. Furthermore, during the nine months ended February 28, 2006 a decrease in the effective tax rate resulted from a one-time state income tax benefit relating to changes in Ohio tax laws, including the effect of lower tax rates, enacted on June 30, 2005. The decreases in the effective tax rate were partially offset as a result of valuation allowances associated with losses incurred by certain of our foreign businesses, valuation allowances related to U.S. federal foreign tax credit carryforwards, state and local income taxes and other non-deductible business operating expenses.
As described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended of February 28, 2006, there is uncertainty as to whether we will be able to recognize certain deferred tax assets. Refer to the section of this filing mentioned above for further information.
The effective income tax rate for the nine months ended February 28, 2006 reflects the impact of the $45 million asbestos liability charge. Excluding the asbestos charge, the effective income tax rate for this year’s first nine months would have been adjusted to a proforma effective income tax rate of 34.8 percent. The effective income tax rate for the nine months ended February 28, 2005 reflects the impact of the $62 million asbestos liability charge. Excluding the asbestos charge, the effective income tax rate for the first nine months of last year would have been adjusted to a proforma effective income tax expense rate of 35.6 percent.
Net Income
Net income of $65.8 million for the nine months ended February 28, 2006 compares to net income of $58.8 million for the same period last year, reflecting the impact of the $28.7 million after-tax asbestos charges taken this year, versus $38.7 million last year. Excluding the impact of these asbestos charges, this year’s first nine months net income would have been an adjusted $94.5 million, representing a decrease of $3.0 million, or 3.0 percent, from last year’s $97.5 million. Margin on sales would have been an adjusted 4.5 percent this year compared with 5.4 percent of sales during last year’s first nine months, with this 90 bps margin difference mostly the result of the previously outlined one-time costs

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006
incurred during this year’s second quarter, along with higher year over year raw and packaging material costs, initial acquisition-related costs from illbruck, and certain other higher costs.
Diluted earnings per common share for this year’s first nine months improved by 12.5 percent, to $0.54 from $0.48 last year. Excluding the asbestos charges, adjusted 2006 first nine months’ diluted earnings per common share would have decreased by 3.8 percent, to an adjusted $0.76 from $0.79 a year ago.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows From:
Operating Activities
There was $111.4 million of cash generated from operations during the first nine months of fiscal 2006 compared with $85.7 million generated during the same period a year ago, or a net increase of $25.7 million, or 29.9 percent. Depreciation and amortization provided a period-over-period increase in cash generation of $4.3 million, while “Items not affecting cash and other” and “Changes in operating working capital” were a net provider of cash period-over-period of $18.8 million. More specifically, changes in trade accounts receivable, which had the most significant change period-over-period, generated an increase in cash flow of $60.5 million, including foreign exchanges differences of $7.8 million, mostly due to a seven day reduction of sales outstanding period-over-period. Inventories contributed a period-over-period generation of cash flow of $6.7 million, including foreign exchange differences of $4.6 million, as a result of a three day improvement in inventory outstanding versus the prior period. Accounts payable had a period-over-period decrease in cash flow of $46.2 million, including foreign exchange differences of $3.2 million, as a result of the comparative strength of business toward year-end 2005 versus a year ago, coupled with the timing of those related payments period-over-period. Accrued loss reserves contributed a year-over-year generation of cash flow of $3.1 million mostly as a result of setting up the reserves related to the finalization of the Dryvit national residential class action settlement and hurricane related losses during the 2006 second quarter (refer to “Results of Operations”). Prepaid and other current assets positively affected cash flow by $11.6 million period-over-period mostly as a result of timing of payments and acquisition related items. Other long term assets represent a year-over-year use of cash flow of $20.8 million mostly as a result of entering into multi-year contractual agreements. In addition, the majority of the cash flow change, related to other long term assets above, was offset by related increases in accrued other liabilities, which had a year-over-year positive impact of $9.8 million. All other remaining balance sheet changes related to “Items not affecting cash and other” and “Changes in operating working capital” had a net negative impact of $5.9 million, mostly due to timing.
Cash flow changes in long-term and short-term asbestos liability reserves related to both the period’s expense accruals and payments, net of taxes, amounted to period over period use of cash of approximately $4.4 million.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006
Cash provided from operations remains our primary source of financing internal growth, with limited use of short-term debt.
Investing Activities
Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth through improved production and distribution efficiencies and capacity, and to enhance administration. Capital expenditures during the first nine months of fiscal 2006 of $31.2 million compare with depreciation of $40.9 million. While we are not a capital intensive business and capital expenditures generally do not exceed depreciation in a given year, capital spending is expected to slightly outpace our depreciation levels for the next several years as additional capacity is brought on-line to support our continued growth. With this additional minor plant expansion, we believe there will be adequate production capacity to meet our needs for the next several years at normal growth rates.
During the first nine months of fiscal 2006, we invested a total of $162.2 million for the acquisitions of illbruck (refer to Note E) and three smaller businesses or product lines. In addition, we divested one small business for gross proceeds of $10.6 million.
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
During November 2004, we refinanced our $500 million revolving credit facility, due July 14, 2005, with a $330 million 5-year credit facility (“Credit Agreement”), due November 19, 2009. This new facility will be used for general corporate purposes, including acquisitions and to provide back-up liquidity for the issuance of commercial paper. The facility provides for borrowings in U.S. dollars and several foreign currencies in an aggregate amount of up to $25.0 million and a swing-line up to $20.0 million for short-term borrowings of less than 15 days. In addition, the size of the facility may be expanded upon our request by up to an additional $100.0 million, thus potentially expanding the facility

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006
to $430.0 million, subject to lender approval. As of February 28, 2006, we had $15.9 million outstanding under this facility.
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
Our debt-to-capital ratio was 45.0% at February 28, 2006 compared with 44.7% at May 31, 2005. Had we been able to reduce our total outstanding debt by all of our cash and short-term investments available as of February 28, 2006 and May 31, 2005, our adjusted net (of cash) debt-to-capital would have been 42.2% and 38.7%, respectively. This difference primarily reflects the additional indebtedness related to the August 31, 2005 illbruck acquisition (refer to Note E).
The following table summarizes our financial obligations and their expected maturities at February 28, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006
Contractual Obligations
(In thousands)

	Total
	Contractual	Payments Due In
	Payment Stream	2007	2008-09	2010-11	After 2011

Long-term debt obligations	$879,497	$18,600	$280,170	$230,721	$350,006
Operating lease obligations (1)	79,560	23,765	32,482	12,429	10,884
Other long-term liabilities (2)	144,900	14,100	22,700	30,900	77,200

Total	$1,103,957	$56,465	$335,352	$274,050	$438,090

(1)  We calculate non-cancelable operating lease obligations on an annual basis and consequently, such information is not available at February 28, 2006. The amounts shown above represent the obligations at May 31, 2005.
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
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006
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
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2006
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
     The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2006 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b)	CHANGES IN INTERNAL CONTROL.
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
EIFS Litigation
As previously reported, Dryvit is a defendant or co-defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of February 28, 2006, Dryvit was a defendant or co-defendant in approximately 100 single family residential EIFS cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.
As previously reported, Dryvit is a defendant in a class action lawsuit filed on November 14, 2000 in Jefferson County, Tennessee styled Bobby R. Posey, et al. v. Dryvit Systems, Inc. (formerly styled William J. Humphrey, et al. v. Dryvit Systems, Inc.) (Case No. 17,715-IV) (“Posey”). A preliminary approval order was entered on April 8, 2002 in the Posey case for a proposed nationwide class action settlement which was subsequently approved after several appeals. The deadline for filing claims in the Posey class action expired on June 5, 2004 and claims have been processed during the pendency of the various appeals. On September 15, 2005, a final, non-appealable order was entered finally approving the nationwide class. As of March 30, 2006, approximately 7,196 total claims had been filed as of the June 5, 2004 claim filing deadline. Of these 7,196 claims, approximately 4,411 claims have been rejected or closed for various reasons under the terms of the settlement. Approximately 1,499 of the remaining claims are at various stages of review and processing under the terms of the settlement and it is possible that some of these claims will be rejected or closed without payment. As of March 30, 2006, a total of 1,286 claims have been paid for a total of approximately $11.5 million. Additional payments have and will continue to be made under the terms of the settlement agreement which include inspection costs, third party warranties and class counsel attorneys’ fees.
Based upon the final court order approving the Posey national class action settlement and Dryvit’s claims experience to date, Dryvit determined that a $10.0 million increase to its existing reserves was necessary and appropriate to fully cover the anticipated costs of the Posey settlement. It is anticipated that $5.0 million of this reserve increase will be recovered from third party insurance carriers and accordingly, insurance receivables were increased by that amount. Third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has increasingly assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from the Company’s third party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third party insurers. One of the Company’s excess insurers filed suit in the Northern District of Ohio (Case No. 1:05CV1903) seeking a declaration with respect to its rights and obligations for EIFS related claims under its applicable policies. During the third quarter, the court granted Dryvit’s motion to stay the federal filing based on a more complete state court complaint filed on November 23, 2005 against these same insurers and the Company’s insurance

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
broker in Cuyahoga County Ohio Common Pleas Court (Case No. CV05 578004). The coverage case will now proceed in state court and has been set for trial on September 24, 2007. The trial date could change as discovery in the case progresses. For additional information on our Dryvit EIFS litigation, including a discussion of additional amounts added to the existing reserves, see Note F to the Consolidated Financial Statements included herein.
Asbestos Litigation
Certain of the Company’s wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as the subsidiaries), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in five states — Illinois, Ohio, Mississippi, Texas and Florida. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by the Company’s subsidiaries.
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
As of February 28, 2006, the Company’s subsidiaries had a total of 10,175 active asbestos cases compared to a total of 8,259 cases as of February 28, 2005. For the quarter ended February 28, 2006, the Company’s subsidiaries secured dismissals and/or settlements of 213 claims and made total payments of $17.0 million, which included defense costs paid during the current quarter of $6.9 million. For the comparable period ended February 28, 2005, dismissals and/or settlements covered 206 claims and total payments were $21.9 million, which included defense costs paid during the quarter of $2.7 million. In some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal statistics on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis and the amounts and rates can vary widely depending on a variety of factors including the mix of malignancy and non-malignancy claims and the amount of defense costs incurred during the period.
For additional information on our asbestos litigation, including a discussion of additional amounts added to the asbestos reserve, see Note F to the Consolidated Financial Statements included herein.
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
ITEM 6 - EXHIBITS

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
Dated: April 10, 2006