Form 10-K
period 2006-05-31
RPM INTERNATIONAL INC/DE/
filed 2006-08-10
CIK 110621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2006
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
Securities registered pursuant to Section 12(g) of the Act: None
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
          (Check one):
          Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          The aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Stock as reported on the New York Stock Exchange on November 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $2,175,775,938. For purposes of this information, the 1,280,073 outstanding shares of Common Stock which were owned beneficially as of November 30, 2005 by executive officers and Directors of the Registrant were deemed to be the shares of Common Stock held by affiliates.
          As of August 1, 2006, 118,833,124 shares of Common Stock were outstanding.
Documents Incorporated by Reference
          Portions of the following documents are incorporated by reference into Parts I, II and III of this Annual Report on Form 10-K: (i) the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 5, 2006 (the “2006 Proxy Statement”) and (ii) the Registrant’s 2006 Annual Report to Stockholders for the fiscal year ended May 31, 2006 (the “2006 Annual Report to Stockholders”).
          Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2006.

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
BUSINESS
               RPM subsidiaries manufacture, market and sell high quality specialty paints, protective coatings and roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of both the industrial and consumer markets. The Company’s family of products includes those marketed under brand names such as CARBOLINE, DAP, DAY-GLO, DRYVIT, EUCO, FLECTO, ILLBRUCK, RUST-OLEUM, STONHARD, TREMCO and ZINSSER. As of May 31, 2006, RPM subsidiaries marketed products in 151 countries and territories and operated manufacturing facilities in 84 locations in the United States, Argentina, Belgium, Canada, China, Colombia, Germany, Italy, Mexico, South Africa, The Netherlands, New Zealand, Poland, the United Arab Emirates and the United Kingdom. Approximately 28% of the Company’s sales are generated in international markets through a combination of exports and direct sales by affiliates in foreign countries. For the fiscal year ended May 31, 2006, the Company recorded sales of $3.0 billion.
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

Segment Information
               The Company has determined that it has two reportable operating segments: industrial and consumer, based on the nature of its business activities, products and services, the structure of management and the structure of information as presented to the Board of Directors. Within each segment, individual operating companies or groups of companies generally address common markets, utilize similar technologies and are able to share manufacturing or distribution capabilities. The industrial segment constitutes approximately 60% of sales and includes maintenance and protection products for roofing and waterproofing systems, flooring, corrosion control and other specialty applications. The consumer segment constitutes approximately 40% of sales and includes rust-preventative, special purpose and decorative paints, caulks, sealants, primers and other branded consumer products. See Note I (Segment Information) of the Notes to Consolidated Financial Statements which appear in the 2006 Annual Report to Stockholders, incorporated herein by reference, for financial information relating to the Company’s two reportable operating segments and financial information by geographic area.
Industrial Segment
               Industrial segment products are sold throughout North America and account for most of the Company’s sales in Europe, South America, Asia, Africa, Australia and the Middle East. The Company’s industrial businesses, which account for the majority of its international sales, sell directly to contractors, distributors and end-users, such as industrial manufacturing facilities, educational and governmental institutions and commercial establishments. The industrial segment generated $1.8 billion in net sales for the fiscal year ended May 31, 2006 and is comprised of the following major product lines:
•	sealants and institutional roofing systems used in building protection, maintenance and weatherproofing applications marketed under the Company’s TREMCO, REPUBLIC, VULKEM and DYMERIC brand names. Other products include basement waterproofing sealants marketed under the TUFF-N-DRI and WATCHDOG WATERPROOFING brand names, and specialized roofing maintenance and related services marketed under the WEATHERPROOFING TECHNOLOGIES brand name. Illbruck Sealants Systems (“illbruck”) and their brands were added to our European offerings in fiscal 2006 when Tremco, Inc., a wholly owned subsidiary of the Company, completed its previously announced acquisition of illbruck;

•	high-performance polymer flooring systems for industrial, institutional and commercial facility floor surfaces marketed under the STONHARD brand name, including flooring systems marketed as part of the STONBLEND RTZ product line. The Company also manufactures and supplies molded and pultruded fiberglass reinforced plastic gratings and shapes used for industrial platforms, staircases and walkways marketed under the FIBERGRATE, CHEMGRATE and CORGRATE brand names;

•	high-performance, heavy-duty corrosion control coatings, structural and architectural fireproofing products, and primary and secondary containment linings for a wide variety of industrial infrastructure applications marketed under the CARBOLINE, NULLIFIRE, A/D FIRE and PLASITE brand names;

•	exterior insulating finishing systems, including textured finish coats, sealers and variegated aggregate finishes marketed under the DRYVIT brand name; and

•	a variety of products for specialized applications, including powder coatings for exterior and interior applications marketed under the TCI brand name, fluorescent colorants and pigments marketed under the DAY-GLO brand name, concrete and masonry additives and related construction chemicals marketed under the EUCO brand name, commercial carpet and floor cleaning solutions marketed under the CHEMSPEC brand name, industrial and commercial floor systems marketed under the LOCK-TILE and ECOLOC brand names, specialty adhesives and sealants marketed under the COMPACTA and PACTAN brand names, fuel additives marketed under the VALVTECT brand name, wood and lumber treatments marketed under the KOP-COAT brand name, pleasure marine coatings marketed under the PETTIT, WOOLSEY and Z-SPAR brand names, and waterproofing and concrete repair products marketed under the VANDEX brand name.
Consumer Segment
               The consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for home maintenance and improvement, automotive and boat repair and maintenance, and hobby and leisure applications. The consumer segment’s major manufacturing and distribution operations are located in North America. Consumer segment products are sold throughout North America to mass merchandisers, home improvement centers, hardware stores, paint stores, automotive supply stores, craft shops and through distributors. The consumer segment generated $1.2 billion in sales in the fiscal year ended May 31, 2006 and is comprised of the following major product lines:
•	a broad line of coating products sold under various RUST-OLEUM brands to protect and beautify metal, wood, and concrete surfaces for the DIY and professional markets. Leading brands within the RUST-OLEUM portfolio include STOPS RUST, AMERICAN ACCENTS, PAINTER’S TOUCH, SPECIALTY, PROFESSIONAL, TREMCLAD, VARATHANE, WATCO, EPOXY SHIELD, INDUSTRIAL CHOICE, LABOR SAVER, ROAD WARRIOR, SIERRA PERFORMANCE, HARD HAT, MATHYS, COMBI COLOR and NOXYDE;

•	a complete line of caulks and sealants, patch and repair products and adhesives for the markets for home improvement, repair and construction and the autobody aftermarket, marketed through a wide assortment of DAP and BONDO branded products including ALEX PLUS, KWIK SEAL, SIDEWINDER ADVANCED SIDING and WINDOW SEALANT, WELDWOOD, ‘33’, PLASTIC WOOD, MONO, DRYDEX, EASY SOLUTIONS, CRACKSHOT, PHENOSEAL, BONDO and DYNATRON;

•	a broad line of specialty products targeted to solve problems for the paint contractor and the DIYer for applications that include surface preparation, primers and sealers, mold and mildew prevention and maintenance, wallpaper removal and application, and waterproofing. Leading brand names include ZINSSER, B-I-N, BULLS EYE 1-2-3, COVER-STAIN, DIF, FAST PRIME,

SEALCOAT, JOMAX, GARDZ, PERMA WHITE, SHIELDZ, WATERTITE, OKON, PARKS, PAPERTIGER and WALWORKS; and

•	an assortment of other products, including hobby paints and cements marketed under the TESTORS brand name, wood furniture finishes and touch-up products marketed under the CCI, MOHAWK, CHEMICAL COATINGS, BEHLEN and WESTFIELD COATINGS brand names, deck and fence restoration products marketed under the WOLMAN brand name, metallic and faux finish coatings marketed under the MODERN MASTERS brand name and shellac-based specialty coatings for industrial and pharmaceutical uses, edible glazes and food coatings by MANTROSE-HAEUSER, and NATURE SEAL brand coatings that preserve sliced fruit and vegetables.
Foreign Operations
               The Company’s foreign manufacturing operations for the fiscal year ended May 31, 2006 accounted for approximately 25% of its total sales (which does not include exports directly from the United States). The Company also receives license fees and royalty income from numerous license agreements and also has joint ventures accounted for under the equity method in various foreign countries. The Company has manufacturing facilities in Africa, Argentina, Belgium, Canada, China, Colombia, Germany, Italy, Mexico, New Zealand, The Netherlands, Poland, the United Arab Emirates and the United Kingdom, and sales offices or public warehouse facilities in Australia, Belgium, Czech Republic, Canada, Finland, France, Germany, Hong Kong, Italy, Japan, Mexico, Poland, South Africa, Singapore, Sweden, the United Kingdom and several other countries. Information concerning the Company’s foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition, which appears in the 2006 Annual Report to Stockholders, incorporated herein by reference.
Competition
               The Company is engaged in a highly competitive industry and, with respect to all of its major products, faces competition from local, regional and national firms. The industry is fragmented, and the Company does not face competition from any one company in particular. However, several of the Company’s competitors have greater financial resources and sales organizations than the Company. While third-party figures are not necessarily available with respect to the size of the Company’s position in the market for each of its products, the Company believes that it is a major producer of roofing systems, urethane sealants and waterproofing materials, aluminum coatings, cement-based paints, hobby paints, pleasure marine coatings, furniture finishing repair products, automotive repair products, industrial corrosion control products, consumer rust-preventative coatings, polymer floorings, fluorescent coatings and pigments, exterior insulating finish systems, molded and pultruded fiberglass reinforced plastic gratings and shellac-based coatings. However, the Company does not believe that it has a significant share of the total protective coatings market. The following is a summary of the competition faced by the Company in various markets.
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
               Construction Chemicals Industry
               Flooring Systems. Polymer flooring systems are used in industrial, commercial and, to a lesser extent, residential applications to provide a smooth, seamless surface that is impervious to penetration by water and other substances and is easy to clean and maintain. These materials are particularly well-suited for clean environments such as pharmaceutical, food and beverage, and healthcare facilities. In addition, the fast installation time and long-term durability of these products make them ideal for industrial floor repair and restoration. Polymer flooring systems are based primarily on epoxy resins, although urethane products have experienced significant growth in recent years. Most flooring is applied during new construction, but there is also a significant repair and renovation market. Key performance attributes in polymer flooring systems that distinguish competitors in this fragmented industry include static control, chemical resistance, contamination control, durability and aesthetics. The Company primarily markets under the STONHARD brand name in the flooring systems part of this industry.

               FRP Grating and Structural Composites. Fiberglass reinforced plastic grating, or FRP, is used primarily in industrial and to a lesser extent commercial applications. FRP grating exhibits many features making it a beneficial alternative to traditional steel or aluminum grating. These include high strength to weight ratio, high corrosion resistance, electrical and thermal non-conductivity and molded in color (which eliminates repainting). FRP grating is used for platforms, walkways, stairs and structures for a variety of applications including those in the food and beverage, chemical processing, water-wastewater, pulp and paper and offshore oil and gas industries. Key attributes that differentiate competitors in these markets include quality assurance, depth of product line and value added design and fabrication services. The Company markets to this part of the construction chemicals industry under the FIBERGRATE, CHEMGRATE, CORGRATE and SAFE-T-SPAN brand names.
               Sealants, Concrete and Masonry Products. Sealants used in a variety of construction applications include urethane and silicone-based products designed for sealing windows and commercial buildings, and for waterproofing, fireproofing and concrete sealing, among other uses. In the concrete and masonry additives market, a variety of chemicals can be added to cement, concrete and other masonry to improve the processability, performance, or appearance of these products. Chemical concrete admixtures are typically grouped according to functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. Key attributes that differentiate competitors in these markets include quality assurance, on-the-job consultation and the provision of value-added engineered products. The Company primarily offers products marketed under the TREMCO, EUCO, ILLBRUCK, TAMMS, REPUBLIC, VULKEM, DYMERIC, TUFF-N-DRI and WATCHDOG WATERPROOFING brand names in this part of the construction chemicals industry.
Intellectual Property
               The intellectual property portfolios of the subsidiaries of the Company include numerous valuable patents, trade secrets and know-how, domain names, trademarks and trade names. Significant research and technology development continues to be conducted by the subsidiaries. However, no single patent, trademark, name or license, or group of these rights, other than the marks DAY-GLO®, RUST-OLEUM®, CARBOLINE®, DAP ® and TREMCO®, are material to the Company’s business.
               Day-Glo Color Corp., a subsidiary of the Company, is the owner of more than 50 trademark registrations or applications for the mark “DAY-GLO®” in the United States and numerous other countries for a variety of fluorescent products. There are also many other foreign and domestic registrations or applications for other trademarks of the Day-Glo Color Corp., bringing the total number of registrations or applications to more than 120. These existing registrations or the registrations maturing from pending applications are valid for a variety of terms ranging from one year to 20 years, which terms are renewable as long as the marks continue to be used. Registrations are maintained and renewed on a regular basis where appropriate.
               Rust-Oleum Brands Company and other subsidiaries of the Company own more than 500 trademark registrations or applications in the United States and numerous other countries for the mark “RUST-OLEUM®” and other trademarks covering a variety of rust-preventative, decorative, general purpose, specialty, industrial and professional coatings sold by Rust-Oleum Corporation and related companies. These existing registrations or the registrations maturing from pending applications are valid for a variety of terms ranging from one year to 20 years, which terms are renewable as long as the marks continue to be used. Registrations are maintained and renewed on a regular basis where appropriate.

               Carboline Company, a subsidiary of the Company, is the owner of two United States trademark registrations for the mark “CARBOLINE®.” Carboline Company is also the owner of dozens of other trademark registrations or applications in the United States and numerous other countries covering the products sold by the Carboline Company. These existing registrations or the registrations maturing from pending applications are valid for a variety of terms ranging from one year to 20 years, which terms are renewable as long as the marks continue to be used. Registrations are maintained and renewed on a regular basis where appropriate.
               DAP Brands Company and other subsidiaries of the Company own more than 400 trademark registrations or applications in the United States and numerous other countries for the “DAP®,” the “PUTTY KNIFE design” mark and other trademarks covering products sold under the DAP brand and related brands. These existing registrations or the registrations maturing from pending applications are valid for a variety of terms ranging from one year to 20 years, which terms are renewable as long as the marks continue to be used. Registrations are maintained and renewed on a regular basis where appropriate.
               Tremco Incorporated and other subsidiaries of the Company own nearly 100 registrations for the mark “TREMCO®” in the United States and numerous countries covering a variety of roofing, sealants and coating products. There are also many other trademarks of Tremco Incorporated that are the subject of registrations or application in the United States and numerous other countries, bringing the total number of registrations and applications to more than 500. These existing registrations or the registrations maturing from pending applications are valid for a variety of terms ranging from one year to 20 years, which terms are renewable as long as the marks continue to be used. Registrations are maintained and renewed on a regular basis where appropriate.
               The Company’s other principal product trademarks include: ALUMANATION®, B-I-N®, BITUMASTIC®, BONDO®, BULLS EYE 1-2-3 ®, CHEMGRATE®, DRYVIT®, DYMERIC®, DYNALITE ®, DYNATRON®, EASY FINISH®, EUCO®, FLECTO ®, EPOXSTEEL®, FIBERGRATE®, FLOQUIL®, GEOFLEX ®, ILLBRUCK®, MAR-HYDE®, MOHAWK and Design®, OUTSULATION ®, PARASEAL®, PERMAROOF®, PETTIT™, PLASITE®, SANITILE ®, STONBLEND®, STONCLAD®, STONHARD®, STONLUX ®, TCI®, TESTORS®, ULTRALITE™, VARATHANE®, VULKEM ®, WOOLSEY®, ZINSSER® and Z-SPAR®; and, in Europe, NULLIFIRE®, RADGLO® and MARTIN MATHYS™.
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
               Costs of certain raw materials, particularly resins and petroleum-based feedstocks, have continued to increase over the last 30 months. For the fiscal year ended May 31, 2006, increased raw material costs negatively impacted our consolidated gross profit margin by approximately 210 basis points.

Seasonal Factors
               The Company’s business is dependent on external weather factors. The Company historically experiences strong sales and net income in its first, second and fourth fiscal quarters comprised of the three month periods ending August 31, November 30 and May 31, respectively, with weaker performance in its third fiscal quarter (December through February).
Customers
               Ten large consumer segment accounts, such as DIY home centers, represented approximately 22% of the Company’s total sales for the fiscal year ended May 31, 2006, compared to approximately 25% for the prior fiscal year. Sales to The Home Depot represented 10% of the Company’s total sales for fiscal 2006. Except for sales to these customers, the Company’s business is not dependent upon any one customer or small group of customers but is rather dispersed over a substantial number of customers.
Backlog
               The Company historically has not had a significant backlog of orders, nor was there a significant backlog during the last fiscal year.
Research
               The Company’s research and development work is performed in various laboratory locations throughout the United States. During fiscal years 2006, 2005 and 2004, the Company invested approximately $32.3 million, $28.9 million and $26.2 million, respectively, on research and development activities. In addition to this laboratory work, the Company views its field technical service as being integral to the success of its research activities. The research and development activities and the field technical service costs are both included as part of selling, general and administrative expenses.
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
          The Company is also required to obtain permits from various governmental authorities for certain operations. The Company cannot guarantee that its subsidiaries or their plants have been or will be at all times in complete compliance with such laws, regulations and permits. If the Company or its subsidiaries violate or fail to comply with these laws, regulations or permits, they could be fined or otherwise sanctioned by regulators.
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
          The Company has in the past, and will in the future, incur costs to comply with environmental laws. Environmental laws and regulations are complex, change frequently and have tended to become stringent over time. In addition, costs may vary depending on the particular facts and development of new information. As a result, the Company’s operating expenses and continuing capital expenditures may increase, and more stringent standards may limit the Company’s operating flexibility. In addition, to the extent hazardous materials exist on or under real property, the value and future use of that real property may be adversely affected. Because the Company’s competitors will have similar restrictions, the Company’s management believes that compliance with more stringent environmental laws and regulations is not likely to affect the Company’s competitive position. However, a significant increase in these costs could adversely affect the Company’s business, results of operations, financial condition or cash flows. For information regarding environmental accruals, see Note H (Contingencies and Loss Reserves) of the Notes to Consolidated Financial Statements which appear in the 2006 Annual Report to Stockholders, incorporated herein by reference.
Employees
               As of May 31, 2006, the Company employed 9,213 persons, of whom 667 were represented by unions under contracts which expire at varying times in the future. The Company believes that its relations with its employees are good.
Item 1A. Risk Factors.
     You should carefully consider the following risks, as well as the other information contained or incorporated by reference in this Annual Report on Form 10-K, in evaluating us, our business and your investment in us. If any of the following risks actually occur, our business, financial condition, operating results or cash flows could be harmed. Additional risks, uncertainties and other factors that are not currently known to us or that we believe are not currently material may also adversely affect our business, financial condition, operating results or cash flows.
The industries in which we operate are highly competitive and some of our competitors may be larger and may have greater financial resources than we do.
               The industries in which we operate are fragmented and we do not face competition from any one company across our product lines. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced gross margins. This may impair our ability to grow or even to maintain our current levels of revenues and earnings. Companies that operate in our industry include Carlisle,

Degussa, GE Plastics, ICI, Masco, PPG, Rohm and Haas, Sika Finanz, Sherwin-Williams and Valspar. Several of these companies are larger than us and may have greater financial resources than we do. Increased competition with these companies could prevent the institution of price increases or could require price reductions or increased spending on research and development and marketing and sales, any of which could adversely affect our results of operations.
Changes to the Company’s asbestos liability could impact our results of operations.
               In the fourth quarter of 2006, we recorded a liability on our balance sheet for estimated pending and unasserted potential future asbestos claims, including defense costs, through fiscal 2016. The amount that we recorded for asbestos-related liability relied on assumptions that are based on currently known facts and the input of an independent third party expert. The process and methodology used to develop this long-term asbestos liability reserve are set forth in Note H of the Notes to Consolidated Financial Statements which appear in the 2006 Annual Report to Stockholders. Our actual expenses could be significantly higher or lower than those recorded if the assumptions that we used or relied upon vary significantly from actual results or if federal trust fund legislation governing asbestos claims is enacted. We review these assumptions on a periodic basis to determine whether adjustments are required to our recorded asbestos-related liability. Adjustments, if any, to the estimate of our recorded asbestos-related liability could negatively impact the results of operations for the period or periods in which such adjustments are made. See Note H of the Notes to Consolidated Financial Statements which appear in the 2006 Annual Report to Stockholders for additional information regarding asbestos claims.
The chemical and construction products industries in which we serve expose us to inherent risks of legal claims and other litigation-related costs, which could adversely impact our business.
               As a participant in the chemical and construction products industries, we face an inherent risk of exposure to legal claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury and/or property damage. For example, one of our subsidiaries, Dryvit Systems, Inc. (“Dryvit”), a manufacturer of coatings for exterior insulating finishing systems, or EIFS, is a defendant or co-defendant in numerous ongoing property damage claims related to the alleged defects of EIFS. Some of the EIFS claims also stem from alleged personal injuries from exposure to mold. Dryvit’s and our insurers, which include First Colonial Insurance Company, one of our wholly owned captive insurance companies, have in the past paid for a substantial portion of Dryvit’s defense and/or settlement costs in the EIFS-related litigation. Dryvit has recently sued certain of our third party insurers to cover certain of its EIFS claims. If we are unable to secure payments from these insurers in an amount sufficient to cover the insurance receivable, our business, cash flows and results of operations may be materially and adversely impacted. For further information regarding our EIFS litigation, please refer to Note H of the Notes to Consolidated Financial Statements included in the 2006 Annual Report to Stockholders.

We depend on a number of large customers for a significant portion of our net sales and, therefore, significant declines in the level of purchases by any of these key customers could harm our business.
               Some of our operating companies, particularly in the consumer segment, face a substantial amount of customer concentration. Our key customers include Ace Hardware Stores, Canadian Tire, Cotter & Company, Do It Best, The Home Depot, Lowe’s Home Centers, Menards, Orgill, W.W. Grainger and Wal-Mart. Sales to our ten largest customers accounted for approximately 22%, 25% and 25% of our consolidated net sales for the fiscal years ended May 31, 2006, 2005 and 2004, respectively, and 55%, 57% and 55% of the consumer segment’s net sales for the same years. Sales to The Home Depot accounted for approximately 10%, 11% and 11% of our consolidated net sales and 25%, 26% and 25% of our consumer segment net sales for the fiscal years ended May 31, 2006, 2005 and 2004, respectively. If we lose one or more of our key customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our key customers, our net revenues could decline and our operating results and business could be harmed. In addition, our net revenues could decline and our operating results and business could be harmed if we experience any difficulty in collecting amounts due from one or more of our key customers.
Many of our customers operate in cyclical industries, and downward economic cycles may reduce our business.
               Many of our customers, especially in our industrial segment, are in businesses and industries that are cyclical in nature and sensitive to changes in general economic conditions and other factors, including consumer spending and preferences. As a result, the demand for our products by these customers depends, in part, upon general economic conditions. Downward economic cycles affecting the industries of our customers may reduce sales of our products resulting in reductions to our revenues and net earnings.
If our efforts in acquiring and integrating other companies or product lines fail, our business may not grow.
               As part of our growth strategy, we have pursued, and intend to continue pursuing, acquisitions of complementary businesses or products and joint ventures. Our ability to grow through acquisitions or joint ventures depends upon our ability to identify, negotiate and complete suitable acquisitions or joint venture arrangements. In addition, acquisitions and integration of those acquisitions involve a number of risks, including:
•	inaccurate assessments of disclosed liabilities and the potentially adverse effects of undisclosed liabilities;

•	difficulties in assimilating acquired companies and products into our existing business;

•	delays in realizing the benefits from acquired companies or products, including projected efficiencies, cost savings, revenue synergies and profit margins;

•	diversion of our management’s time and attention from other business concerns;

•	difficulties resulting from our lack of or limited prior experience in any new markets we may enter;

•	difficulties in retaining key employees and customers of the acquired businesses; and

•	increases in our indebtedness and contingent liabilities, which could in turn restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy.
               Our acquisition strategy with respect to some companies or product lines could fail or could result in unanticipated costs to us that are not readily apparent, any of which could hinder our growth or adversely impact our results of operations.
Our significant amount of indebtedness could have an adverse impact on our operations.
               We have a significant amount of indebtedness. Our total debt increased from $719.9 million at May 31, 2004 to approximately $876.6 million at May 31, 2006, largely as a result of acquisition activities during that time period. This compares with approximately $925.9 million in stockholders’ equity at May 31, 2006. Nevertheless, our level of indebtedness could have important consequences to you. For example, it:
•	may require us to dedicate a material portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the cash flow available to fund working capital, capital expenditures, acquisitions, dividend payments or other general corporate purposes;

•	could result in a downgrading of our credit rating, which would increase our borrowing costs and subsequently diminish our financial results and also would likely require us to pay a higher interest rate in future financings which could cause our potential pool of investors and funding sources to decrease;

•	may restrict our operations since our credit facility contains certain financial and operating covenants; or

•	may limit our flexibility to adjust to changing business and market conditions and make us more vulnerable to a downturn in general economic conditions as compared to a competitor that may have less debt.
We derive a significant amount of our revenues from foreign markets, which subjects us to additional business risks that could adversely affect our results of operations.
               Our foreign manufacturing operations accounted for approximately 25% of our net sales for the fiscal year ended May 31, 2006, not including exports directly from the United States which accounted for 3% of our net sales for fiscal 2006. Our international operations could be adversely affected by changes in political and economic conditions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of our products or increase our costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in our costs and earnings and may adversely affect the value of our assets outside the United States.

Fluctuations in the supply and prices of raw materials may negatively impact our financial results.
               We obtain the raw materials needed to manufacture our products from a number of suppliers. Many of our raw materials are petroleum-based derivatives, minerals and metals. Under normal market conditions, these materials are generally available on the open market and from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate, which could impair our ability to procure necessary materials, or increase the cost of manufacturing our products. If the prices of raw materials increase, and we are unable to pass these increases on to our customers, we could experience reduced profit margins.
               Costs of certain raw materials, particularly resins and petroleum-based feedstocks, have continued to increase over the last 30 months. For the fiscal year ended May 31, 2006, increased raw material costs negatively impacted our consolidated gross profit margin by approximately 210 basis points. The costs of raw materials have further increased due to the broad impact of Hurricanes Katrina and Rita on the petrochemical industry. If such cost increases continue, our results of operations could be significantly adversely impacted.
A loss in the actual or perceived value of our brands could limit or reduce the demand for our products.
               Our family of products includes a number of well-known brand names that are used in a variety of industrial maintenance, consumer do-it-yourself and professional applications. We believe that continuing to maintain the strength of our brands is critical to increasing demand for and maintaining widespread acceptance of our products. The reputation of our branded products depend on numerous factors, including the successful advertising and marketing of our brand names, consumer acceptance, the availability of similar products from our competitors and our ability to maintain our product quality through research and product development. A loss in the actual or perceived value of our brands could limit or reduce the demand for our products.
Environmental laws and regulations could subject us to significant future expenditures or liabilities, which could have an adverse impact on our business.
               We are subject to numerous environmental laws and regulations that impose various environmental controls on us or otherwise relate to environmental protection, the sale and export of certain chemicals or hazardous materials, and various health and safety matters, including the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes, and the investigation and remediation of soil and groundwater affected by hazardous substances. These laws and regulations often impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up our, or our predecessors’, past or present facilities, and at third party disposal sites. We are currently undertaking remedial activities at a number of facilities and properties, and have received notices under the federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws of liability or potential liability in connection with the disposal of material from our current or former operations. Further, we also could be subject to future liability resulting from conditions that are currently unknown to us that could be discovered in the future.
               Our expenditures related to environmental matters have not had, and are not currently expected to have, a material adverse effect on our business, financial condition, results of operations or cash flows. However, the environmental laws under which we operate are numerous, complicated and often increasingly stringent, and may be applied retroactively. In addition, if we violate or fail to comply with environmental laws, we could be fined or otherwise sanctioned by regulators. We also could be liable for consequences arising out of human exposure to hazardous substances relating to our products or operations. Accordingly, we cannot guarantee that we will not be required to make additional expenditures to remain in or to achieve compliance with environmental laws in the future or that any such additional expenditures will not have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our business and financial condition could be adversely affected if we are unable to protect our material trademarks and other proprietary information.
               We have numerous valuable patents, trade secrets and know-how, domain names, trademarks and trade names, including certain marks that are material to our business, which are identified under Item 1 of this Report. Despite our efforts to protect our trademarks and other proprietary rights from unauthorized use or disclosure, other parties, including our former employees or consultants, may attempt to disclose, obtain or use our proprietary information or marks without our authorization. Unauthorized use of our trademarks, or unauthorized use or disclosure of our other intellectual property, could negatively impact our business and financial condition.
Item 1B. Unresolved Staff Comments.
     Not Applicable.
Item 2. Properties.
               The Company’s corporate headquarters and a plant and offices for one subsidiary are located on an 119-acre site in Medina, Ohio, which is owned by the Company. As of May 31, 2006, the Company’s operations occupied a total of approximately 9.1 million square feet, with the majority, approximately 7.6 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 9.1 million square feet occupied, 6.0 million square feet are owned and 3.1 million square feet are occupied under operating leases.
               Set forth below is a description, as of May 31, 2006, of the Company’s principal manufacturing facilities which management believes are material to the Company’s operations:

		Approximate
		Square Feet
	Business/	of
Location	Segment	Floor Space	Leased or Owned
Pleasant Prairie, Wisconsin	Rust-Oleum (Consumer)	303,200	Owned

Toronto, Ontario, Canada	Tremco (Industrial)	207,200	Owned

Newark, New Jersey	Zinsser (Consumer)	182,418	Owned

Cleveland, Ohio	Euclid Chemical (Industrial)	173,000	Owned

		Approximate
		Square Feet
	Business/	of
Location	Segment	Floor Space	Leased or Owned
Cleveland, Ohio	Tremco (Industrial)	160,300	Owned

Bodenwoehr, Germany	illbruck (Industrial)	151,171	Owned

Cleveland, Ohio	Day-Glo (Industrial)	147,200	Owned

Baltimore, Maryland	DAP (Consumer)	144,200	Owned

Hagerstown, Maryland	Rust-Oleum (Consumer)	143,000	Owned

Arkel, Netherlands	illbruck (Industrial)	140,067	Owned

Tipp City, Ohio	DAP (Consumer)	140,000	Owned

Lake Charles, Louisiana	Carboline (Industrial)	114,300	Owned

LaSage, West Virginia	Zinsser (Consumer)	112,000	Owned

Somerset, New Jersey	Zinsser (Consumer)	110,000	Owned

Maple Shade, New Jersey	Stonhard (Industrial)	77,500	Owned
               The Company leases certain of its properties under long-term leases. Some of the leases provide for increased rent based on an increase in the cost-of-living index. For information concerning the Company’s rental obligations, see Note E (Leases) of the Notes to Consolidated Financial Statements which appear in the 2006 Annual Report to Stockholders, incorporated herein by reference. Under all of its leases, the Company is obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.
               The Company believes that its manufacturing plants and office facilities are well maintained and suitable for the operations of the Company.
Item 3. Legal Proceedings.
EIFS Litigation
               As previously reported, Dryvit is a defendant or co-defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of May 31, 2006, Dryvit was a defendant or co-defendant in various single family residential EIFS cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s

EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.
               As previously reported, Dryvit is a defendant in a class action lawsuit filed on November 14, 2000 in Jefferson County, Tennessee styled Bobby R. Posey, et al. v. Dryvit Systems, Inc. (formerly styled William J. Humphrey, et al. v. Dryvit Systems, Inc.) (Case No. 17,715-IV) (“Posey”). A preliminary approval order was entered on April 8, 2002 in the Posey case for a proposed nationwide class action settlement which was subsequently approved after several appeals. The deadline for filing claims in the Posey class action expired on June 5, 2004 and claims have been processed during the pendency of the various appeals. On September 15, 2005, a final, non-appealable order was entered finally approving the nationwide class. As of June 30, 2006, approximately 7,196 total claims had been filed as of the June 5, 2004 claim filing deadline. Of these 7,196 claims, approximately 4,410 claims have been rejected or closed for various reasons under the terms of the settlement. Approximately 1,391 of the remaining claims are at various stages of review and processing under the terms of the settlement and it is possible that some of these claims will be rejected or closed without payment. As of June 30, 2006, a total of 1,394 claims have been paid for a total of approximately $12.6 million. Additional payments have and will continue to be made under the terms of the settlement agreement which include inspection costs, third party warranties and class counsel attorneys’ fees.
               Based upon the final court order approving the Posey national class action settlement and Dryvit’s claims experience to date, Dryvit determined that a $11.9 million increase to its existing reserves was necessary and appropriate to fully cover the anticipated costs of the Posey settlement. It is anticipated that $5.0 million of this reserve increase will be recovered from third party insurance carriers and accordingly, insurance receivables were increased by that amount, which was recorded in the third quarter of fiscal year 2006. Third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has increasingly assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from the Company’s third party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third party insurers. One of the Company’s excess insurers filed suit in the Northern District of Ohio (Case No. 1:05CV1903) seeking a declaration with respect to its rights and obligations for EIFS related claims under its applicable policies. During the third quarter, the court granted Dryvit’s motion to stay the federal filing based on a more complete state court complaint filed on November 23, 2005 against these same insurers and the Company’s insurance broker in Cuyahoga County Ohio Common Pleas Court (Case No. CV05 578004). The coverage case will now proceed in state court and has been set for trial on September 24, 2007. The trial date could change as discovery in the case progresses. For additional information on our Dryvit EIFS litigation, including a discussion of additional amounts added to the existing reserves, see Note H to the Consolidated Financial Statements included in the 2006 Annual Report to Stockholders.
Asbestos Litigation
               Certain of the Company’s wholly owned subsidiaries, principally Bondex International, Inc. (collectively referred to as the subsidiaries), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in five states — Illinois, Ohio, Mississippi, Texas and Florida. These

cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by the Company’s subsidiaries.
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
          As of May 31, 2006, the Company’s subsidiaries had a total of 10,580 active asbestos cases compared to a total of 8,646 cases as of May 31, 2005. For the fourth quarter ended May 31, 2006, the Company’s subsidiaries secured dismissals and/or settlements of 106 claims and made total payments of $12.9 million, which included defense costs paid during the current quarter of $7.1 million. For the comparable period ended May 31, 2005, dismissals and/or settlements covered 305 claims and total payments were $11.1 million, which included defense costs paid during the quarter of $8.1 million. For the year ended May 31, 2006, our subsidiaries secured dismissals and/or settlements of 945 claims and made total payments of $59.9 million, which included defense costs paid during the current year of $24.0 million. For the comparable period ended May 31, 2005, dismissals and/or settlements covered 982 claims and total payments were $67.4 million, which included defense costs paid during the year of $20.8 million. In some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal statistics on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis and the amounts and rates can vary widely depending on a variety of factors including the mix of malignancy and non-malignancy claims and the amount of defense costs incurred during the period.
          For additional information on our asbestos litigation, including a discussion of additional amounts added to the asbestos reserve, see Note H of the Notes to Consolidated Financial Statements which appear in the 2006 Annual Report to Stockholders.
Environmental Proceedings
          As previously reported, several of the Company’s subsidiaries are, from time to time, identified as a “potentially responsible party” under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental statutes. In some cases, the Company’s subsidiaries are participating in the cost of certain clean-up efforts or other remedial actions. The Company’s share of such costs, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations. See “Item 1 - Business - Environmental Matters,” in this Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.
     Not Applicable.
Item 4A. Executive Officers of the Registrant*.
     The name, age and positions of each Executive Officer of the Company as of August 1, 2006 are as follows:

Name	Age	Position and Offices with the Company
Frank C. Sullivan	45	President and Chief Executive Officer
Ronald A. Rice	43	Senior Vice President — Administration and Assistant Secretary
P. Kelly Tompkins	49	Senior Vice President, General Counsel and Secretary
Paul G. P. Hoogenboom	46	Vice President — Operations and Chief Information Officer
Stephen J. Knoop	41	Vice President — Corporate Development
Robert L. Matejka	63	Vice President, Chief Financial Officer and Controller

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
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
     Stephen J. Knoop was elected Vice President-Corporate Development on August 5, 1999. From June 1996 to August 1999, Mr. Knoop served as Director of Corporate Development of the Company. From 1990 to May 1996, Mr. Knoop was an attorney at Calfee, Halter & Griswold LLP, specializing in the federal securities law compliance and merger and acquisitions practice areas.
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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The information required by this item is set forth at page 56 of the 2006 Annual Report to Stockholders under the heading “Quarterly Stock Price and Dividend Information,” which information is incorporated herein by reference.
Item 6. Selected Financial Data.
     The following table sets forth selected consolidated financial data of the Company for each of the five years during the period ended May 31, 2006. The data was derived from the annual Consolidated Financial Statements of the Company which have been audited by Ernst & Young LLP, the Company’s independent accountants for the fiscal year ended May 31, 2006, and by Ciulla, Smith & Dale, LLP, the Company’s independent accountants for the fiscal years ended May 31, 2005, 2004, 2003 and 2002.

		Fiscal Years Ended May 31,
	2006[1]	2005[1]	2004	2003[1]	2002[2]
	(Amounts in thousands, except per share and percentage date)
Net sales	$3,008,338	$2,555,735	$2,307,553	$2,053,482	$1,960,738
Income (loss) before income taxes	(122,475)	163,728	217,616	47,853	154,124
Net income (loss)	(76,205)	105,032	141,886	35,327	101,554
Return on sales %	(2.5)%	4.1%	6.1%	1.7%	5.2%
Basic earnings (loss) per share	$(0.65)	$0.90	$1.23	$0.31	$0.97
Diluted earnings (loss) per share	(0.65)	0.86	1.16	0.30	0.97
Stockholders’ equity	925,941	1,037,739	970,402	871,752	858,106
Stockholders’ equity per share	7.93	8.88	8.38	7.56	8.22
Return on stockholders’ equity %	(7.8)%	10.5%	15.4%	4.1%	13.6%
Average shares outstanding	116,837	116,899	115,777	115,294	104,418
Cash dividends paid	$74,427	$68,933	$63,651	$59,139	$52,409
Cash dividends per share	0.630	0.590	0.550	0.515	0.500
Retained earnings	349,493	500,125	464,026	385,791	409,603
Working capital	655,718	693,656	516,542	499,838	479,041
Total assets	2,980,218	2,647,475	2,345,202	2,238,199	2,078,844
Long-term debt	870,415	837,948	718,929	724,846	707,921
Depreciation and amortization	74,299	65,992	63,277	58,674	56,859

Note:	Acquisitions made by the Company during the periods presented may impact comparability from year to year.

[1]	Reflects the impact of asbestos charges of $380.0 million pre-tax ($244.3 million after-tax) in fiscal 2006, $78.0 million pre-tax ($49.5 million after-tax) in fiscal 2005 and $140 million pre-tax ($87.5 million after-tax) in fiscal 2003.

[2]	Reflects adoption of SFAS No. 142 regarding Goodwill (see Note A[11] of the Notes to Consolidated Financial Statements, which appear in the 2006 Annual Report to Stockholders, incorporated herein by reference).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The information required by this item is set forth at pages 14 through 25 of the 2006 Annual Report to Stockholders, which information is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
          The information required by this item is set forth at page 25 of the 2006 Annual Report to Stockholders, which information is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data.
          The information required by this item is set forth at pages 26 through 55, 58 and 60 of the 2006 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
          None.
Item 9A. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures.
     The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of May 31, 2006 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
     (b) Management’s Report on Internal Control over Financial Reporting.
     Management’s Report on Internal Control Over Financial Reporting and the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, are set forth at pages 57 and 59, respectively, of the 2006 Annual Report to Stockholders, which reports are incorporated herein by reference.
     (c) Changes in internal control over financial reporting.
     There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
          None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
          Information required by this item as to the Directors of the Company appearing under the caption “Election of Directors” in the Company’s 2006 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 2006 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. Information required by Item 406 of Regulation S-K is set forth in the 2006 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.
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
Item 11. Executive Compensation.
     The information required by this item is set forth in the 2006 Proxy Statement under the heading “Executive Compensation,” which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The information required by this item is set forth in the 2006 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
          The information required by this item is set forth in the 2006 Proxy Statement under the heading “Executive Compensation,” which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
          The information required by this item is set forth in the 2006 Proxy Statement under the heading “Audit Fees,” which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this 2006 Annual Report on Form 10-K:
     1. Financial Statements. The following consolidated financial statements of the Company and its subsidiaries, the report of the Company’s independent registered public accounting firm thereon and the report of the Company’s former principal accounting firm thereon, included in the 2006 Annual Report to Stockholders on pages 26 through 55, 58 and 60, are incorporated by reference in Item 8:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets -
May 31, 2006 and 2005
Consolidated Statements of Income -
years ended May 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity -
years ended May 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows -
years ended May 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements (including Unaudited Quarterly
Financial Information)
     2. Financial Statement Schedules. The following consolidated financial statement schedule of the Company and its subsidiaries and the reports of independent registered public accounting firms thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the 2006 Annual Report to Stockholders:
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

RPM INTERNATIONAL INC.
Date: August 10, 2006	By:	/s/ Frank C. Sullivan
Frank C. Sullivan
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature and Title

/s/ Frank C. Sullivan Frank C. Sullivan	President and Chief Executive Officer and a Director (Principal Executive Officer)

/s/ Robert L. Matejka Robert L. Matejka	Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer)

/s/ Thomas C. Sullivan Thomas C. Sullivan	Chairman and a Director

/s/ Dr. Max D. Amstutz Dr. Max D. Amstutz	Director

/s/ Edward B. Brandon Edward B. Brandon	Director

/s/ Bruce A. Carbonari Bruce A. Carbonari	Director

/s/ James A. Karman James A. Karman	Director

/s/ Donald K. Miller Donald K. Miller	Director

/s/ William A. Papenbrock William A. Papenbrock	Director

/s/ Charles A. Ratner Charles A. Ratner	Director

/s/ William B. Summers, Jr. William B. Summers, Jr.	Director

/s/ Dr. Jerry Sue Thornton Dr. Jerry Sue Thornton	Director

/s/ Joseph P. Viviano Joseph P. Viviano	Director
Date: August 10, 2006

RPM INTERNATIONAL INC.
Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-101501), as filed with the Commission on November 27, 2002.

3.2	Amended and Restated By-Laws of the Company, which are incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-101501), as filed with the Commission on November 27, 2002.

4.1	Specimen Certificate of common stock, par value $0.01 per share, of the Company, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-101501), as filed with the Commission on November 27, 2002.

4.2	Rights Agreement by and between the Company (as successor to RPM, Inc.) and Harris Trust and Savings Bank dated as of April 28, 1999, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on May 11, 1999 (File No. 001-14187).

4.2.1	Amendment to Rights Agreement dated as of December 18, 2000 by and among the Company (as successor to RPM, Inc.), Computershare Investor Services (formerly Harris Trust and Savings Bank) and National City Bank, which is incorporated herein by reference to Exhibit 4.4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 001-14187).

4.2.2	Second Amendment to Rights Agreement, dated as of October 15, 2002, among RPM, Inc., National City Bank (as successor rights agent to Computershare Investor Services, formerly Harris Trust and Savings Bank) and the Company, which is incorporated herein by reference to Exhibit 4.4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-101501), as filed with the Commission on November 27, 2002.

4.3	Indenture, dated as of June 1, 1995, between RPM, Inc. and The First National Bank of Chicago, as trustee, which is incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 as filed with the Commission on August 3, 1995 (File No. 033-61541).

4.3.1	First Supplemental Indenture, dated as of March 5, 1998 to the Indenture dated as of June 1, 1995, between RPM, Inc. and The First National Bank of Chicago, as trustee, with respect to the Liquid Asset Notes with Coupon Exchange (“LANCEs(SM)”) Due 2008, which is incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998 (File No. 001-14187).

Exhibit No.	Description

4.3.2	Specimen Note Certificate of Liquid Asset Notes with Coupon Exchange (“LANCEs(SM)”) Due 2008, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998 (File No. 001-14187).

4.4	Second Supplemental Indenture, dated as of August 26, 2002, by and among the Company, RPM, Inc. and Bank One, N.A. (f/k/a The First National Bank of Chicago) as Trustee, relating to the Indenture, dated as of June 1, 1995, by and between the Company and the Trustee, which is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002 (File No. 001-14187).

4.5	Indenture, dated as of May 13, 2003 between the Company, as issuer, and The Bank of New York, as trustee, with respect to the Senior Convertible Notes Due 2033, which is incorporated herein by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003 (File No. 001-14187).

4.5.1	Specimen Note Certificate for Senior Convertible Notes Due 2033, which is incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003 (File No. 001-14187).

4.6	Indenture, dated as of December 9, 2003 between the Company, as issuer, and The Bank of New York, as trustee, with respect to the 6.25% Senior Notes Due 2013, which is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (File No. 333-114259), as filed with the Commission on April 7, 2004.

4.6.1	Specimen Note Certificate of 6.25% Senior Notes Due 2013, which is incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).

4.7	Indenture dated as of September 30, 2004 between the Company, as issuer, and The Bank of New York, as trustee, with respect to the 4.45% Senior Notes Due 2009, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 30, 2004 (File No. 001-14187).

4.7.1	Form of 4.45% Senior Notes Due 2009, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 30, 2004 (File No. 001-14187).

4.8	Indenture, dated as of October 24, 2005, among RPM United Kingdom G.P., by its general partners, RPM Canada and RPM Canada Investment Company, the Company, as guarantor, and The Bank of New York Trust Company, N.A., as trustee, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 25, 2005 (File No. 001-14187).

4.8.1	Form of 6.70% Senior Note Due 2015, which is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 25, 2005 (File No. 001-14187).

Exhibit No.	Description

4.8.2	Form of Guarantee, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 25, 2005 (File No. 001-14187).

10.1	Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and National City Bank, as Administrative Agent, dated as of November 19, 2004, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 24, 2004 (File No. 001-14187).

10.1.1	Amendment No. 1 to Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and National City Bank, as Administrative Agent, dated as of July 18, 2006. (x)

10.2	Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated June 6, 2002, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002 (File No. 001-14187).

10.2.1	Amendment No. 2 to Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated January 28, 2003, which is incorporated herein by reference to Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).

10.2.2	Amendment No. 3 to Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated April 30, 2004, which is incorporated herein by reference to Exhibit 10.17.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).

10.2.3	Amendment No. 4 to Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated March 8, 2005, which is incorporated herein by reference to Exhibit 10.15.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (File No. 001-14187).

10.2.4	Omnibus Amendment No. 1 to the Receivables Sale Agreement and the Receivables Purchase Agreement, by and among RPM, Inc., the Company, certain subsidiaries of the Company, RPM Funding Corporation and Bank One, dated as of October 15, 2002, which is incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

10.3	Amended and Restated Receivables Purchase Agreement, among RPM Funding Corporation, RPM International Inc., as Servicer, Wachovia Bank, National Association, as Administrative Agent and Co-Agent, and The Bank of Tokyo - Mitsubishi UFJ, Ltd., New York Branch as Co-Agent, dated as of May 10, 2006. (x)

10.3.1	Amended and Restated Performance Undertaking executed by RPM International Inc., in favor of RPM Funding Corporation, dated May 10, 2006. (x)

Exhibit No.	Description

10.3.2	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement among RPM Funding Corporation, RPM International Inc., as Servicer, Wachovia Bank, National Association, as Administrative Agent and Co-Agent, and The Bank of Tokyo — Mitsubishi UFJ, Ltd., New York Branch as Co-Agent, entered into July 18, 2006 effective as of May 31, 2006. (x)

10.4	Commercial Paper Dealer Agreement between the Company, as Issuer, and U.S. Bancorp Piper Jaffray Inc., as Dealer, dated as of April 21, 2003, which is incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003 (File No. 001-14187).

10.4.1	Issuing and Paying Agent Agreement between U.S. Bank Trust National Association and the Company, dated as of April 21, 2003, which is incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003 (File No. 001-14187).

*10.5	Succession and Post-Retirement Consulting Letter Agreement, dated April 12, 2002, by and between RPM, Inc. and Thomas C. Sullivan, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 (File No. 001-14187).

*10.5.1	Letter of Amendment to Employment Agreement and Consulting Letter Agreement, dated as of October 14, 2002, by and between RPM, Inc., the Company and Thomas C. Sullivan, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.5.2	Extension to Post-Retirement Consulting Agreement, which is incorporated herein by reference to Exhibit 10.1.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 29, 2005 (File No. 001-14187).

*10.6	Amended and Restated Employment Agreement between the Company and Frank C. Sullivan — Chief Executive Officer and President, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.7	Form of Employment Agreement entered into by and between the Company and each of P. Kelly Tompkins, Senior Vice President, General Counsel and Secretary, Ronald A. Rice, Senior Vice President — Administration and Assistant Secretary, Paul G. Hoogenboom, Vice President — Operations and Chief Information Officer, Robert L. Matejka, Chief Financial Officer and Vice President — Controller, and Stephen J. Knoop, Vice President — Corporate Development, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2001 (File No. 001-14187).

Exhibit No.	Description

*10.7.1	Form of Letter of Amendment to Employment Agreements entered into by and between RPM, Inc., the Company and each of P. Kelly Tompkins, Senior Vice President, General Counsel and Secretary, Ronald A. Rice, Senior Vice President — Administration and Assistant Secretary, Paul G. Hoogenboom, Vice President — Operations and Chief Information Officer, Robert L. Matejka, Chief Financial Officer and Vice President — Controller, and Stephen J. Knoop, Vice President — Corporate Development, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.8	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers, which is incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.9	RPM International Inc. 1989 Stock Option Plan, as amended, and form of Stock Option Agreements to be used in connection therewith, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 001-14187).

*10.9.1	Amendment No. 3 to RPM International Inc. 1989 Stock Option Plan, as amended, which is incorporated herein by reference to Exhibit 4.5.1 to the Company’s Registration Statement on Form S-8 (File No. 033-32794), as filed with the Commission on November 27, 2002.

*10.10	RPM International Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-60104), as filed with the Commission on November 27, 2002.

*10.10.1	Amendment No. 1 to RPM International Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998 (File No. 001-14187).

*10.10.2	Amendment to RPM International Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.3.1 to the Company’s Registration Statement on Form S-8 as filed with the Commission on May 3, 2001 (File No. 001-14187).

*10.10.3	Amendment No. 3 to RPM International Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.5.3 to the Company’s Registration Statement on Form S-8, as filed with the Commission on November 27, 2002 (File No. 333-60104).

*10.10.4	Form of Stock Option Agreement to be used in connection with the RPM International Inc. 1996 Stock Option Plan, as amended, which is incorporated herein by reference to Exhibit 10.6.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.11	RPM International Inc. Benefit Restoration Plan, which is incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 001-14187).

Exhibit No.	Description

*10.11.1	Amendment No. 1 to the RPM International Inc. Benefit Restoration Plan, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 001-14187).

*10.11.2	Amendment No. 2 to RPM International Inc. Benefit Restoration Plan, which is incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.12	RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 (File No. 001-14187).

*10.12.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 (File No. 001-14187).

*10.12.2	Amendment No. 1 to RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 4.5.1 to the Company’s Registration Statement on Form S-8 (File No. 333-101512), as filed with the Commission on November 27, 2002.

*10.12.3	Amendment No. 3 to RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 10.10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).

*10.13	RPM International Inc. Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 001-14187).

*10.13.1	Amendment No. 1 to RPM International Inc. Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.13.2	Amendment No. 2 to RPM International Inc. Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 001-14187).

*10.14	1997 RPM International Inc. Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith, which is incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.14.1	First Amendment to the RPM, Inc. 1997 Restricted Stock Plan, effective as of October 1, 1998, which is incorporated herein by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 (File No. 001-14187).

Exhibit No.	Description

*10.14.2	Second Amendment to the RPM International Inc. 1997 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.10.2 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 (File No. 001-14187).

*10.14.3	Third Amendment to the 1997 RPM International Inc. Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.12.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.14.4	Fourth Amendment to the 1997 RPM International Inc. Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 001-14187).

*10.14.5	Fifth Amendment to the 1997 RPM International Inc. Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.12.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).

*10.15	2002 RPM International Inc. Performance Accelerated Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 001-14187).

*10.15.1	Amendment No. 1 to the RPM International Inc. Performance Accelerated Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 001-14187).

*10.15.2	Amendment No. 2 to the RPM International Inc. Performance Accelerated Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).

*10.16	RPM International Inc. 2003 Restricted Stock Plan for Directors, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 (File No. 001-14187).

*10.17	RPM International Inc. Omnibus Equity and Incentive Plan, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-120067), as filed with the Commission on October 29, 2004.

*10.17.1	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement, which is incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (File No. 001-14187).

*10.17.2	Form of Stock Appreciation Rights Agreement, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005 (File No. 001-14187).

Exhibit No.	Description

10.18	Share Purchase Agreement between illbruck GmbH, Sabina Illbruck, Michael Illbruck and Tremco Germany GmbH, RPOW UK Ltd., RPM International Inc. dated as of July 25, 2005, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005 (File No. 001-14187).

13.1	Financial Information contained in 2006 Annual Report to Stockholders. (x)

18.1	Letter regarding Change in Accounting Principles. (x)

21.1	Subsidiaries of the Company. (x)

23.1	Consent of Independent Registered Public Accounting Firm. (x)

23.2	Consent of Independent Public Accounting Firm. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Financial Officer. (xx)

32.2	Section 1350 Certification of the Company’s Chief Executive Officer. (xx)

(x)	Filed herewith.

(xx)	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm
on Financial Statement Schedule
The report of Ernst & Young LLP with respect to the financial statement schedule is included in the consent of Ernst & Young LLP, which is filed herewith as Exhibit 23.1.

S-1

Report of Independent Registered Public Accounting Firm
on Financial Statement Schedule
To The Board of Directors and Stockholders
RPM International Inc. and Subsidiaries
Medina, Ohio
The audits referred to in our report to the Board of Directors and Stockholders of RPM International Inc. and Subsidiaries dated July 7, 2005, relating to the consolidated financial statements of RPM International Inc. and Subsidiaries included the audit of the schedule listed under Item 15 of Form 10-K for each of the two years in the period ended May 31, 2005. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.
In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.
/s/ Ciulla, Smith & Dale, LLP
CIULLA, SMITH & DALE, LLP

S-2

Schedule II
RPM INTERNATIONAL INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

			Additions	Acquisitions
			Charged to	(Disposals)
	Balance at	Additions	Selling,	of Businesses		Insurance				Balance at
	Beginning	Charged to	General and	and		Carrier				End
	of Period	Cost of Sales	Administrative	Reclassifications		Funding		Deductions		of Period
Year Ended May 31, 2006
Allowance for doubtful accounts	$18,565	$	$3,786		$960	$		$3,059	(1)	$20,252

Accrued product liability reserves	$57,414	$	$18,624		$790		$5,000	$28,064	(2)	$53,764

Accrued loss reserves — Current	$8,038	$	$6,171		$370	$		$1,665	(2)	$12,914

Asbestos-related liabilities — Current	$55,000	$	$59,000		$4,812	$		$59,887	(2)	$58,925

Accrued warranty and product liability reserves — Noncurrent	$8,044	$	$8,412		$700	$		$2,398	(2)	$14,758

Asbestos-related liabilities — Noncurrent	$46,172	$	$321,000		$(4,812)	$			$(2)	$362,360

Year Ended May 31, 2005
Allowance for doubtful accounts	$18,147	$	$5,457	$		$		$5,039	(1)	$18,565

Accrued product liability reserves	$47,402	$	$17,371	$			$12,850	$20,209	(2)	$57,414

Accrued loss reserves — Current	$9,297	$	$5,774	$		$		$7,033	(2)	$8,038

Asbestos-related liabilities — Current	$47,500	$	$74,935	$		$		$67,435	(2)	$55,000

Accrued warranty and product liability reserves — Noncurrent	$5,579	$	$(233)	$			$3,400	$702	(2)	$8,044

Asbestos-related liabilities — Noncurrent	$43,107	$	$3,065	$		$			$(2)	$46,172

			Additions	Acquisitions
			Charged to	(Disposals)
	Balance at	Additions	Selling,	of Businesses	Insurance			Balance at
	Beginning	Charged to	General and	and	Carrier			End
	of Period	Cost of Sales	Administrative	Reclassifications	Funding	Deductions		of Period
Year Ended May 31, 2004
Allowance for doubtful accounts	$17,297	$	$7,613	$75	$	$6,838	(1)	$18,147

Accrued product liability reserves	$53,207	$	$18,921	$	$	$24,726	(2)	$47,402

Accrued loss reserves — Current	$11,023	$	$3,241	$	$	$4,967	(2)	$9,297

Asbestos-related liabilities —						53,976	(2)
Current	$41,583	$	$	$	$	$(59,893	)(3)	$47,500

Accrued warranty and product liability reserves — Noncurrent	$7,781	$	$(1,816)	$	$	$386	(2)	$5,579

Asbestos-related liabilities — Noncurrent	$103,000	$	$	$	$	$59,893	(3)	$43,107

(1)	Uncollectible accounts written off, net of recoveries

(2)	Primarily claims paid during the year, net of insurance contributions

(3)	Transfers between current and noncurrent