Form 10-K
period 2002-05-31
RPM INTERNATIONAL INC/DE/
filed 2006-09-15
CIK 110621

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No Fee Required)

For the fiscal year ended May 31, 2002

                                       OR

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No Fee Required)

For the transition period from __________ to ___________

                           Commission File No. 1-14187

                                    RPM, INC.
             (Exact Name of Registrant as Specified in its Charter)

              Ohio                                34-6550857
-------------------------------         ---------------------------------------
(State or Other Jurisdiction of         (IRS Employer Identification
Incorporation or Organization)          No.)

P.O.  Box 777,  2628 Pearl Road,  Medina, Ohio              44258
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of August 16, 2002, 114,829,899 Common Shares were outstanding, and the aggregate market value of the Common Shares of the Registrant held by non-affiliates (based upon the closing price of the Common Shares as reported on the New York Stock Exchange on August 16, 2002) was approximately $1,679,740,280. For purposes of this information, the 2,095,652 outstanding Common Shares which were owned beneficially as of May 31, 2002 by executive officers and Directors of the Registrant were deemed to be the Common Shares held by affiliates.

                       Documents Incorporated by Reference

         Portions of the following documents are incorporated by reference to Parts II, III and IV of this Annual Report on Form 10-K: (i) definitive Proxy Statement to be used in connection with the Registrant's Annual Meeting of Shareholders to be held on October 11, 2002 (the "2002 Proxy Statement") and
(ii) the Registrant's 2002 Annual Report to Shareholders for the fiscal year ended May 31, 2002 (the "2002 Annual Report to Shareholders").

         Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2002.

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

                               RECENT DEVELOPMENTS

                  In June 2002, the Company's Board of Directors approved a plan to change the Company's place of incorporation from Ohio to Delaware. Under the plan, RPM International Inc., a newly formed Delaware entity, will become the parent holding company of RPM and several other intermediate holding companies and wholly-owned subsidiaries. Each outstanding Common Share, without par value, of RPM will be converted into one share of common stock, par value $.01 per share, of RPM International Inc. at the effective time of the reincorporation. RPM currently serves as a holding company for its various operating companies. After the reincorporation, the Company's various operating companies will be realigned according to their product offerings, served end markets, customer base and operating philosophy. Those operating companies that tend to be entrepreneurial and serve niche markets (such as many of the entities that make up the group of companies referred to as "RPM II") will continue to be owned by RPM. Operating companies that primarily serve the consumer market will be transferred to a new intermediate holding company to be wholly-owned by RPM International Inc. Operating companies that primarily serve the industrial market will be transferred to a new intermediate holding company also to be wholly-owned by RPM International Inc.

                  In addition to allowing the Company to more effectively align the structure of its various operating companies and further streamline the management and operations of its businesses, the Company's management believes that by reincorporating in Delaware, it will be able to take advantage of Delaware's modern and flexible corporate laws as well as the expertise of the Delaware courts in corporate matters. Management anticipates that the favorable business corporation laws of Delaware should benefit the Company by allowing it to conduct its affairs in a more flexible and efficient manner.

                  The reincorporation is subject to the approval of holders of two-thirds of the Company's Common Shares at the annual meeting scheduled for October 11, 2002. The Company's management does not expect that the reincorporation will have a material impact on the Company's day-to-day operations. The Company will continue to be headquartered in Ohio and does not anticipate any change in its relationships with its customers, suppliers or employees worldwide.

                  RPM International Inc. common stock will be traded on the New York Stock Exchange under the symbol "RPM," the same symbol under which the Company's Common Shares currently trade. RPM International Inc. will succeed to the registration and reporting history of

RPM under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

                  Subsequent to the end of the 2002 fiscal year, on June 6, 2002, the Company entered into a securitization transaction with several banks for certain of its subsidiaries, providing for a wholly owned special purpose entity ("RPM Funding") to receive investments of up to $125 million, see Note B (Borrowings) of the Notes to Consolidated Financial Statements, which appears on page 40 of the Annual Report to Shareholders, incorporated herein by reference. This securitization is being accomplished through the sale of various accounts receivable by certain of the Company's subsidiaries to RPM Funding, and by RPM Funding then transferring those receivables to a conduit administered by the banks. This securitization will be reflected in the Company's financial statements and, therefore, will not be off-balance sheet financing. The securitization will increase the Company's liquidity and reduce financing costs by replacing up to $125 million of existing borrowings at lower interest rates. As of July 1, 2002, $100 million was securitized under the agreement, which amount was used to reduce the $395 million outstanding balance of the Company's $500 million, 5-year revolving credit facility, leaving $205 million of liquidity available as of that date under this facility.

                                    BUSINESS

                  RPM manufactures and markets high quality specialty paints, protective coatings and roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of both the industrial and consumer markets. The Company's family of products includes those marketed under brand names such as CARBOLINE, DAP, DAY-GLO, FLECTO, RUST-OLEUM, STONHARD, TREMCO AND ZINSSER. As of May 31, 2002, RPM marketed its products in approximately 130 countries and territories and operated manufacturing facilities in 62 locations in the United States, Argentina, Belgium, Brazil, Canada, China, Colombia, Germany, Italy, Malaysia, Mexico, New Zealand, The Netherlands, Poland, South Africa, the United Arab Emirates and the United Kingdom. Approximately 25 percent of the Company's sales are generated in international markets through a combination of exports and sales by affiliates in foreign countries. For the fiscal year ended May 31, 2002, the Company recorded sales of approximately $1.986 billion.

OPERATING SEGMENT INFORMATION

                  The Company's portfolio of business is organized into two operating segments: the Industrial Division and the Consumer Division. The Industrial Division constitutes approximately 53 percent of sales and includes maintenance and protection products for roofing and waterproofing systems, flooring, corrosion control and other specialty applications. The Consumer Division constitutes approximately 47 percent of sales and includes rust-preventative, special purpose and decorative paints, caulks, sealants, primers and other branded consumer products. Reference is made to "Reportable Segment and Geographic Area Information" on pages 22 and 23 of the Annual Report to Shareholders, incorporated herein by reference, for financial information relating to operating segments.

INDUSTRIAL DIVISION

                  The Industrial Division has operations primarily in North America and Europe as well as a presence in regions of South America, Asia, South Africa, Australia and the Middle East. The Company's industrial businesses, which account for the vast majority of its international sales, sell directly to contractors, distributors and end-users, such as industrial manufacturing facilities, educational and governmental institutions and commercial establishments. The Industrial Division generated approximately $1.054 billion in sales for the fiscal year ended May 31, 2002 and is comprised of the following major product lines:


                      - institutional roofing systems and sealants used in building protection, maintenance and weatherproofing applications marketed under the Company's well-established TREMCO, REPUBLIC, VULKEM and DYMERIC brand names;

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

                      - exterior insulating finishing systems, including textured finish coats, sealers and variegated aggregate finishes marketed under the DRYVIT brand name; and

                      - a variety of products for specialized applications, including powder coatings for exterior and interior applications marketed under the TCI brand name, fluorescent colorants and pigments marketed under the DAY-GLO brand name, concrete and masonry additives marketed under the EUCO brand name, commercial carpet cleaning solutions marketed under the CHEMSPEC brand name, specialty processing chemicals for the textile industry marked under the AMERICAN EMULSIONS brand name, wood and lumber treatments marketed under the KOP-COAT brand name and pleasure marine coatings marketed under the PETTIT, WOOLSEY and Z-SPAR brand names.

CONSUMER PRODUCTS

                  The Consumer Division manufactures professional and do-it-yourself, or DIY, products for home maintenance and improvement, automotive repair and maintenance, and hobby and leisure applications. The Consumer Division's major manufacturing and distribution operations are located in North America. The Company markets its products through a wide range of distribution channels including home improvement centers, mass merchandisers, hardware stores, paint stores and distributors. The Consumer Division generated approximately $0.932 billion in sales in the fiscal year ended May 31, 2002 and is comprised of the following major product lines:

                      - small project rust-preventative, decorative and assorted specialty paints and coatings for the DIY and professional markets through a wide assortment of

                            RUST-OLEUM products. In addition to the original line of rust-preventative coatings sold under the STOPS RUST name, leading brands within the RUST-OLEUM portfolio include AMERICAN ACCENTS, PAINTER'S TOUCH, TREMCLAD, HARD HAT, FLECTO, VARATHANE and WATCO. New specialty coatings introduced in the past fiscal year include EPOXY SHIELD, ROAD WARRIOR and INDUSTRIAL CHOICE MARKING AEROSOL;

                      - a complete line of caulks and sealants, patch and repair products and adhesives for the home improvement, repair and construction markets through the Company's wide assortment of DAP products. Leading brands within the DAP portfolio include ALEX PLUS, KWIK SEAL PLUS with MICROBAN, SIDE WINDER ADVANCED SIDING and WINDOW SEALANT, WELDWOOD, `33' GLAZING and PLASTIC WOOD. Recently introduced products include DRYDEX, EASY SOLUTIONS and CRACKSHOT;

                      - a broad line of specialty primers and sealers marketed under the ZINSSER, B-I-N, BULLS EYE 1-2-3, COVER-STAIN and SEALCOAT UNIVERSAL brand names, as well as wallcovering removal and preparation coatings under the principal brands of DIF, PAPERTIGER and SHIELDZ. ZINSSER PLUS MILDEWPROOF COMMERCIAL WALLCOVERING SYSTEM was introduced this past fiscal year; and

                      - an assortment of other products, including autobody paints and repair products marketed under the BONDO brand name, hobby paints and cements marketed under the TESTORS brand name, wood furniture finishes and touch-up products marketed under the CCI, MOHAWK, CHEMICAL COATINGS and WESTFIELD COATINGS brand names, deck and fence restoration products marketed under the WOLMAN brand name and shellac-based chemicals for industrial uses, edible glazes and food coatings by MANTROSE-HAEUSER under the NATURE SEAL brand name.

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

FOREIGN OPERATIONS

                  The Company's foreign manufacturing operations for the fiscal year ended May 31, 2002 accounted for approximately 19% of its total sales (which does not include exports directly from the United States), although it also receives license fees and royalty income from numerous license agreements and also has joint ventures accounted for under the equity method in various foreign countries. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, China, Colombia, Germany, Italy, Malaysia, Mexico, New Zealand, The Netherlands, Poland, South Africa, the United Arab Emirates and the United Kingdom, and sales offices or public warehouse facilities in Australia, Canada, Finland, France, Germany, Hong Kong, Iberia, Mexico, the Philippines, Singapore, Sweden, the United Kingdom and several other countries. Information concerning the Company's foreign operations is set forth in Management's Discussion and Analysis of Results of Operations and Financial Condition, which appears in the Annual Report to Shareholders, incorporated herein by reference.

COMPETITION

                  The Company is engaged in highly competitive industries and, with respect to all of its major products, faces competition from local, regional and national firms. The industries are fragmented, and the Company does not face competition from any one company in particular. However, several of the Company's competitors have greater financial resources and sales organizations than the Company. While third-party figures are not necessarily available with respect to the size of the Company's position in the market for each of its products, the Company believes that it is a major producer of roofing systems, aluminum coatings, cement-based paint, hobby paints, pleasure marine coatings, furniture finishing repair products, automotive repair products, industrial corrosion control products, consumer rust-preventative coatings, polymer flooring, fluorescent coatings and pigments, exterior insulation finish systems, molded and pultruded fiberglass reinforced plastic grating and shellac-based coatings. However, the Company does not believe that it has a significant share of the total protective coatings market. The following is a summary of the competition faced by the Company in various markets.

                  Paints, Coatings, Adhesives and Sealants Industry
                  -------------------------------------------------

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

                  Consumer Home Improvement. Within the Consumer Division operations, the Company generally serves the home improvement market with products designed for niche architectural, rust-preventative, decorative, special purpose, caulking and sealing applications. Products sold by the Company in this market include, but are not limited to, those sold under the RUST-OLEUM, DAP, ZINSSER and BONDO brand names. Leading manufacturers of home improvement-related coatings, adhesives and sealants market their products to DIY users, professional contractors, industrial contractors, and industrial end-users through a wide range of distribution channels including home improvement centers, mass merchandisers, hardware stores, paint stores and industrial distributors. Competitors in this market generally compete for market share by marketing and building upon brand recognition, providing customer service and developing new products based on customer needs.

                  Special Purpose-- Industrial Maintenance Protective Coatings. Anti-corrosion protective coatings must withstand the destructive elements of nature and other operating processes under harsh environments and conditions. Some of the larger consumers of high-performance protective and corrosion control coatings are the oil and gas, pulp and paper, petrochemical, shipbuilding and public utility industries. In the public sector, corrosion control coatings are used on structures such as bridges and in water and waste water treatment plants. These markets are highly fragmented. The Company and its competitors gain market share in this industry by offering high quality products, supplying a variety of products and offering customized solutions. The Company sells products marketed primarily under the CARBOLINE, PLASITE, and TCI brand names to this market.

                  Roofing Systems Industry
                  ------------------------

                  In the roofing industry, reroofing applications account for three-quarters of U.S. demand, with the remaining quarter made up by the new roofing segment. The largest manufacturers focus primarily on residential roofing as well as single-ply systems for low-end commercial and institutional applications, competing mainly on price and minimally on service. The Company competes primarily in the higher-end, multi-ply and modified bitumen segments of the built-up and low-slope roofing industry. This niche within the larger market tends to exhibit less commodity-market characteristics, with customers valuing the greater protection and longer life provided by these roofing systems, as well as ongoing maintenance, inspection and technical services. Typical customers demanding higher-performance roofing systems include governmental facilities, universities, hospitals and certain other manufacturing facilities. The Company markets to this industry primarily under its TREMCO line of products.

                  Construction Chemicals Industry
                  -------------------------------

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

                  Sealants, Concrete and Masonry Products. Sealants used in a variety of construction applications include urethane and silicone-based products designed for sealing windows and commercial buildings, waterproofing, fireproofing and concrete sealing, among others. In the concrete and masonry additives market, a variety of chemicals can be added to cement, concrete, asphalt and other masonry to improve the processability, performance, or appearance of these products. Chemical cement admixtures are typically grouped according to functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. Key attributes that differentiate competitors in these markets include quality assurance, on-the-job consultation and the provision of value-added engineered products. The Company primarily offers products marketed under the EUCO, REPUBLIC, VULKEM and DYMERIC brand names in this industry.

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

                  Rust-Oleum Corporation, a subsidiary of the Company, is the owner of more than 50 United States trademark registrations for the mark "RUST-OLEUM(R)" and other trademarks covering a variety of rust-preventative coatings sold by Rust-Oleum Corporation. There are also many foreign registrations for "RUST-OLEUM(R)" and the other trademarks of Rust-Oleum Corporation, for a total of nearly 400 registrations. These registrations are valid for a variety of terms ranging from one year to 20 years, which terms are renewable for as long as the marks continue to be used. These registrations are maintained and renewed on a regular basis.

                  Carboline Company, a subsidiary of the Company, is the owner of a United States trademark registration for the mark "CARBOLINE(R)." Carboline Company is also the owner of several other United States registrations for other trademarks. These registrations are maintained and renewed on a regular basis.

                  DAP Products Inc., a subsidiary of the Company, is the owner of more than 150 United States and foreign trademark applications and registrations which include the mark "DAP(R)." DAP Products Inc. is also the owner of several other United States and foreign registrations for other trademarks including "PUTTY KNIFE(R)." These registrations are maintained and renewed on a regular basis.

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

CUSTOMERS

                  Eight large Consumer Division accounts, such as DIY home centers, represented approximately 23% of the Company's total sales for the fiscal year ended May 31, 2002. Sales to The Home Depot represented 11% of the Company's total sales for the last fiscal year. Except for sales to these customers, the Company's business is not dependent upon any one customer or small group of customers but is rather dispersed over a substantial number of customers.

BACKLOG

                  The Company historically has not had a significant backlog of orders, nor was there a significant backlog during the last fiscal year.

RESEARCH

                  The Company's research and development work is performed in various laboratory locations throughout the United States. During fiscal years 2002, 2001 and 2000, the Company invested approximately $20.9 million, $21.8 million and $22.3 million, respectively, on research and development activities. In addition to this laboratory work, the Company views its field technical service as being integral to the success of its research activities. The research and development activities and the field technical service costs are both included as part of selling, general and administrative expenses.

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

              The Company has in the past, and will in the future, incur costs to comply with environmental laws. Environmental laws and regulations are complex, change frequently and have tended to become stringent over time. In addition, costs may vary depending on the particular facts and development of new information. As a result, the Company's operating expenses and continuing capital expenditures may increase. More stringent standards may also limit its operating flexibility. In addition, to the extent hazardous materials exist on or under real property, the value and future use of that real property may be adversely affected. Because the Company's competitors will have similar restrictions, the Company's management believes that compliance with more stringent environmental laws and regulations is not likely to affect the Company's competitive position. However, a significant increase in these costs could adversely affect the Company's business, results of operations, financial condition or cash flows. For information regarding environmental accruals, see Note H (Contingencies and Loss Reserves) of the Notes to Consolidated Financial Statements which appear in the Annual Report to Shareholders, incorporated herein by reference.

EMPLOYEES

                  As of May 31, 2002, the Company employed 7,687 persons, of whom 583 were represented by unions under contracts which expire at varying times in the future. The Company believes that its relations with its employees are good.

ITEM 2.           PROPERTIES.

                  The Company's corporate headquarters and a plant and offices for one subsidiary are located on an 119-acre site in Medina, Ohio, which is owned by the Company. As of May 31, 2002, the Company's operations occupied a total of approximately 7.4 million square feet, with the majority, approximately
6.0 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 7.4 million square feet occupied, 5.3 million square feet are owned and 2.1 million square feet are occupied under operating leases. In addition, approximately 0.3 million owned square feet is associated with property intended to be sold or sublet in conjunction with the Company's restructuring program.


                  Set forth below is a description, as of May 31, 2002, of the Company's principal manufacturing facilities which management believes are material to the Company's operations:


                                                               APPROXIMATE
                                                               SQUARE FEET
                                     BUSINESS/                     OF
          LOCATION                    SEGMENT                  FLOOR SPACE              LEASED OR OWNED
          --------                    -------                  -----------              ---------------

    Pleasant Prairie,                Rust-Oleum                  303,200                     Owned
       Wisconsin                     (Consumer)

    Toronto, Ontario,                  Tremco                    207,000                     Owned
       Canada                       (Industrial)

    Cleveland, Ohio               Euclid Chemical                173,000                     Owned
                                    (Industrial)

    Cleveland, Ohio                    Tremco                    160,300                     Owned
                                    (Industrial)

    Cleveland, Ohio                   Day-Glo                    147,000                     Owned
                                    (Industrial)

    Baltimore, Maryland                 DAP                      144,200                     Owned
                                     (Consumer)

    Tipp City, Ohio                     DAP                      140,000                     Owned
                                     (Consumer)

    Lake Charles,                    Carboline                   114,300                     Owned
    Louisiana                       (Industrial)

    Somerset, New Jersey              Zinsser                    110,000                     Owned
                                     (Consumer)

    Maple Shade,                      Stonhard                    77,500                     Owned
    New Jersey                      (Industrial)

                  The Company leases certain of its properties under long-term leases. Some of the leases provide for increased rent based on an increase in the cost-of-living index. For information concerning the Company's rental obligations, see Note E (Leases) of Notes to Consolidated Financial Statements which appear in the Annual Report to Shareholders, incorporated herein by reference. Under all of its leases, the Company is obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.

                  The Company believes that its manufacturing plants and office facilities are well maintained and suitable for the operations of the Company.

ITEM 3.           LEGAL PROCEEDINGS.

                  EIFS Litigation
                  ---------------

                  As previously reported, Dryvit is a defendant or co-defendant in numerous exterior insulated finish systems ("EIFS") related lawsuits. As of May 31, 2002, Dryvit was a defendant or co-defendant in approximately 850 single family residential EIFS cases, the vast majority of which are pending in North Carolina, South Carolina and Alabama. Dryvit is also defending EIFS lawsuits involving office buildings and other commercial structures. The vast majority of Dryvit's EIFS lawsuits seek monetary relief for water intrusion related property damages, although a number of claims also stem from alleged personal injuries from exposure to mold.

                  As previously reported, Dryvit settled the North Carolina class action styled Ruff, et al. v. Parex, Inc., et al. ("Ruff"). As of May 31, 2002, approximately 600 claims had been submitted to the claims administrator for verification and validation. Of these 600 claims, 110 claims were rejected and 280 claims were paid in the amount of $4,450,000 pursuant to funding arrangements described below with Dryvit's insurers. The remaining claims are at various stages of investigation, review and validation by the claims administrator.

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

                  On April 8, 2002, the judge in the Posey case signed a preliminary approval order for a nationwide class action settlement of a substantial portion of Dryvit's residential EIFS litigation. The proposed class covers all persons in any state (other than North Carolina) who own a one- or two-family residential dwelling or townhouse clad with Dryvit EIFS installed after January 1, 1989. Nationwide notice to all eligible class members began on or about June 13, 2002. A fairness hearing is set for on or about October 1, 2002, to seek final court approval of the proposed settlement. If there is not an excessive number of opt outs by the September 3, 2002 deadline, and the court grants final approval of the settlement at the fairness hearing, the settlement will result in the dismissal of all other pending attempted state class actions. As previously reported, Dryvit is a defendant in other attempted state class actions including cases filed in Madison County, Illinois styled Osborne, et. al. v. Dryvit Systems, Inc. (Case No.

00L000395) and in Mobile County, Alabama styled Tony Bryan, et. al. v. Dryvit Systems, Inc. (Case No. CV-01-00761 JSJ).

                  Certain of Dryvit's insurers have paid or are currently paying a portion of Dryvit's defense costs in the class actions, and individual commercial building and homeowner lawsuits. Dryvit, RPM's wholly-owned captive insurance company, First Colonial Insurance Company ("First Colonial"), and certain of Dryvit's umbrella carriers have entered into various cost-sharing agreements to cover both the individual and class action cases which have been subject to periodic renegotiations. Under these cost-sharing agreements, Dryvit's insurers have covered a substantial portion of the EIFS indemnity and defense costs. Dryvit is currently in discussions with its insurers, including First Colonial, with respect to funding Dryvit's potential obligations under the proposed national class action settlement. Based on Dryvit's existing insurance arrangements and Dryvit's obligations under the proposed class action settlement, management believes that the EIFS litigation will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

                  Asbestos Litigation
                  -------------------

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

                  As of May 31, 2002, the Company had a total of 1,784 active asbestos cases compared to 1,151 as of May 31, 2001. This increase in the number of cases filed is due, in part, to the bankruptcy filings of various other asbestos litigation defendants. During the quarter ended May 31, 2002, the Company secured dismissals and/or settlements of 236 claims for $1,356,125, net of insurer payments and excluding defense costs, compared to 14 dismissals and/or settlements for $129,660 for the same quarter ended May 31, 2001. For the fiscal year ended May 31, 2002, the Company secured dismissals and/or settlements of 334 claims for $2,494,437, net of insurer payments and excluding defense costs, compared to dismissals and/or settlements of 85 claims for $851,183 for the fiscal year ended May 31, 2001.

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

                  Environmental Proceedings
                  -------------------------

                  As previously reported, various of the Company's subsidiaries are, from time to time, identified as a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental statutes. In some cases, the Company's subsidiaries are participating in the cost of certain clean-up efforts or other remedial actions. The Company's share of such costs, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on the Company's consolidated financial condition or results of operations. See "Business-Environmental Matters."

                  See Note H (Contingencies and Loss Reserves) of the Notes to Consolidated Financial Statements which appear in the Annual Report to Shareholders, incorporated herein by reference.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.

ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT*.

                  The name, age and positions of each executive officer of the Company as of August 1, 2002 are as follows:

Name                                      Age                     Position and Offices with the Company
----                                      ---                     -------------------------------------

Thomas C. Sullivan                        65          Chairman of the Board and Chief Executive Officer
James A. Karman                           65          Vice Chairman
Frank C. Sullivan                         41          President and Chief Operating Officer
Dennis F. Finn                            49          Vice President - Environmental and Regulatory Affairs
Glenn R. Hasman                           48          Vice President - Finance and Communications
Paul G. Hoogenboom                        42          Vice President - Operations and Systems
Stephen J. Knoop                          37          Vice President - Corporate Development
Robert L. Matejka                         59          Vice President, Chief Financial Officer and Controller
Ronald A. Rice                            39          Vice President - Administration and Assistant Secretary
Keith R. Smiley                           40          Vice President, Treasurer and Assistant Secretary
P. Kelly Tompkins                         45          Vice President, General Counsel and Secretary

-----------------------

         * Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                  Thomas C. Sullivan has been Chairman of the Board and Chief Executive Officer of the Company since October 1971. From June 1971 through September 1978, Mr. Sullivan served as President and, prior thereto, as Executive Vice President of the Company. Mr. Sullivan's employment with the Company commenced in 1961, and he has been a Director since 1963. Mr. Sullivan will step down from his position as the Chief Executive Officer of the Company effective as of October 11, 2002 and will retire as an employee of the Company effective as of January 1, 2003. Mr. Sullivan will continue to serve as Chairman of the Board and as a member of the Board of Directors and will serve the Company in a consulting capacity pursuant to a consulting agreement effective January 1, 2003 and continuing through May 31, 2005. Mr. Sullivan is the father of Frank C. Sullivan, President of the Company.

                  James A. Karman was elected Vice Chairman on August 5, 1999. From September 1978 to August 1999, he served as President and Chief Operating Officer. Mr. Karman also was the Chief Financial Officer of the Company from October 1982 to October 1993, and again from June 2001 to October 2001. From October 1973 through September 1978, Mr. Karman served as Executive Vice President, Secretary and Treasurer, and, prior thereto, as Vice President-Finance and Treasurer of the Company. Mr. Karman's employment with the Company commenced in 1963, and he has been a Director since 1963. Mr. Karman will step down from his position as Vice Chairman of the Board of Directors effective as of October 11, 2002 and will retire as an employee of the Company as of January 1, 2003. Mr. Karman will continue to serve as a member of the Board of Directors and will serve the Company in a consulting capacity pursuant to a consulting agreement effective January 1, 2003 and continuing through May 31, 2004.

                  Frank C. Sullivan was elected Chief Operating Officer on October 12, 2001 and President on August 5, 1999. From October 1995 to August 1999 he served as Executive Vice President, and was Chief Financial Officer from October 1993 to August 1999. Mr. Sullivan served as a Vice President from October 1991 to October 1995. Prior thereto, he served as Director of Corporate Development of the Company from February 1989 to October 1991. Mr. Sullivan served as Regional Sales Manager, from February 1988 to February 1989, and as a Technical Service Representative, from February 1987 to February 1988, of AGR Company, an Ohio General Partnership formerly owned by the Company. Prior thereto, Mr. Sullivan was employed by First Union National Bank from 1985 to 1986 and Harris Bank from 1983 to 1985. Mr. Sullivan is employed as President and Chief Operating Officer under an employment agreement for a period ending May 31, 2003, which will be either amended or replaced by a new agreement to reflect his anticipated election as Chief Executive Officer of the Company on October 11, 2002. Mr. Sullivan is the son of Thomas C. Sullivan, Chairman of the Board and Chief Executive Officer of the Company.

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

                  Robert L. Matejka was elected Chief Financial Officer on October 12, 2001 and Vice President-Controller on August 1, 2000. From 1995 to 1999, he served as Vice President-Finance of the motor and drive systems businesses of Rockwell International Corporation. From 1973 to 1995, Mr. Matejka served in various capacities with Reliance Electric Company, most recently as its Assistant Controller. From 1965 to 1973, he was an Audit Supervisor with Ernst & Young. Mr. Matejka is employed as Chief Financial Officer and Vice President - Controller under an employment agreement that provides for automatic annual renewal.

                  Ronald A. Rice was elected Vice President-Administration on October 12, 2001 and Assistant Secretary on August 5, 1999. From August 1999 to October 2001, he served as the Company's Vice President-Risk Management and Benefits. From 1997 to August 1999, he served as Director of Risk Management and Employee Benefits, and from 1995 to 1997 he served as Director of Benefits. From 1985 to 1995, Mr. Rice served in various capacities with the Wyatt Company, most recently he served as Senior Account Manager from 1992 to 1995. Mr. Rice is employed as Vice President-Administration and Assistant Secretary under an employment agreement that provides for automatic annual renewal.

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

                    RANGE OF SALES PRICES AND DIVIDENDS PAID
                    ----------------------------------------


                                                          Dividends Paid
      Fiscal 2002         High              Low                Per Share
      -----------         ----              ---                ---------
      1st Quarter     $  11.150         $   8.020               $0.1250
      2nd Quarter        15.050             7.910               $0.1250
      3rd Quarter        17.080            12.900               $0.1250
      4th Quarter        17.870            14.150               $0.1250

                                                          Dividends Paid
      Fiscal 2001         High              Low                Per Share
      -----------         ----              ---                ---------
      1st Quarter     $  10.7500        $   8.6250              $0.1225
      2nd Quarter        10.2500            7.7500               0.1250
      3rd Quarter         9.9375            8.2500               0.1250
      4th Quarter        10.5000            8.2500               0.1250



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

                  The number of holders of record of RPM Common Shares as of August 16, 2002 was approximately 40,230.

RECENT SALES OF UNREGISTERED SECURITIES.

         None.

ITEM 6.           SELECTED FINANCIAL DATA.

                  The following table sets forth selected consolidated financial data of the Company for each of the five years during the period ended May 31, 2002. The data was derived from the annual Consolidated Financial Statements of the Company which have been audited by Ciulla, Smith & Dale, LLP, independent accountants.


                                                                      FISCAL YEARS ENDED MAY 31,
                                                                      --------------------------
                                                  2002*           2001           2000            1999           1998
                                                  -----           ----           ----            ----           ----

(Amounts in thousands, except per
share and percentage data)

Net sales                                       $1,986,126     $2,007,762     $1,962,410      $1,720,628     $1,623,326
Income before income taxes                         154,124        101,487         71,761         159,597        149,556
Net income                                         101,554         62,961         40,992          94,546         87,837
Return on sales %                                     5.1%           3.1%           2.1%            5.5%           5.4%
Basic earnings per share                              0.97           0.62           0.38            0.87           0.89
Diluted earnings per share                            0.97           0.62           0.38            0.86           0.84
Shareholders' equity                               858,106        639,710        645,724         742,876        566,337
Shareholders' equity per share                        8.22           6.26           6.02            6.83           5.75
Return on shareholders' equity %                     13.6%           9.8%           5.9%           14.4%          16.6%
Average shares outstanding                         104,418        102,202        107,221         108,731         98,527
Cash dividends paid                                 52,409         50,605         51,901          50,446         43,474
Cash dividends per share                            0.5000         0.4975         0.4850          0.4645         0.4400
Retained earnings                                  409,603        360,458        348,102         359,011        314,911
Working capital                                    436,600        443,652        408,890         402,870        387,284
Total assets                                     2,036,403      2,078,490      2,099,203       1,737,236      1,685,917
Long-term debt                                     707,921        955,399        959,330         582,109        716,989
Depreciation and amortization                       56,859         81,494         79,150          62,135         57,009


---------------

Note: Acquisitions made by the Company during the periods presented may impact comparability from year to year. For information concerning acquisitions for fiscal years 2002 and 2001, see Note A(2) of Notes to Consolidated Financial Statements, which appear in the Annual Report to Shareholders, incorporated herein by reference.

         *Reflects the adoption of SFAS No. 142 regarding "Goodwill and Other Intangible Assets". See Note A(10) to Notes to Consolidated Financial Statements, which appear in the Annual Report to Shareholders, incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  The information required by this item is set forth at pages 22 through 31 of the 2002 Annual Report to Shareholders, incorporated herein by reference.

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

Interest Rate Risk

                  The Company's primary interest rate risk exposure results from floating rate debt including various revolving credit and other lines of credit. At May 31, 2002, approximately 70% of the Company's total long-term debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1%) from May 31, 2002 rates, and assuming no changes in long-term debt from the May 31, 2002 levels, the additional annual expense would be approximately $5.0 million on a pre-tax basis. The Company currently does not hedge its exposure to this floating rate interest rate risk.

Foreign Currency Risk

                  The Company's foreign sales and results of operations are subject to the impact of foreign currency fluctuations. As most of the Company's foreign operations are in countries with fairly stable currencies, such as the United Kingdom, Belgium and Canada, this effect has not been material. In addition, foreign debt is denominated in the respective foreign currency, thereby eliminating any related translation impact on earnings. If the dollar were to strengthen, the Company's foreign results of operations would be negatively impacted, but the effect is not expected to be material. A 10% adverse change in foreign currency exchange rates would not have resulted in a material impact on the Company's net income for the fiscal year ended May 31, 2002. The Company does not currently hedge against the risk of exchange rate fluctuations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The information required by this item is set forth at pages 32 through 49 of the 2002 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Information required by this item as to the Directors of the Company appearing under the caption "Proposal One - Election of Directors" in the Company's 2002 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 2002 Proxy Statement under the heading "Proposal One - Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION.

                  The information required by this item is set forth in the 2002 Proxy Statement under the heading "Proposal One - Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

                  The information required by this item is set forth in the 2002 Proxy Statement under the headings "Share Ownership of Principal Holders and Management" and "Proposal One - Equity Compensation Plan Information," which information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required by this item is set forth in the 2002 Proxy Statement under the heading "Proposal One - Election of Directors," which information is incorporated herein by reference.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

(a) The following documents are filed as part of this 2002 Annual Report on Form 10-K:

         1. FINANCIAL STATEMENTS. The following consolidated financial statements of the Company and its subsidiaries and the report of independent auditors thereon, included in the 2002 Annual Report to Shareholders on pages 32 through 49, are incorporated by reference in Item 8:

         Independent Auditors' Report

         Consolidated Balance Sheets -
         May 31, 2002 and 2001

         Consolidated Statements of Income -
         years ended May 31, 2002, 2001 and 2000

         Consolidated Statements of Shareholders'
         Equity - years ended May 31, 2002, 2001
         and 2000

         Consolidated Statements of Cash Flows -
         years ended May 31, 2002, 2001 and 2000

         Notes to Consolidated Financial
         Statements (including Unaudited Quarterly
         Financial Information)

         2. FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of independent auditors thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the 2002 Annual Report to Shareholders:

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

         3.       Exhibits.
                  --------

                  See the Index to Exhibits at page E-1 of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K.
         -------------------

                  The Company filed a Current Report on Form 8-K on March 14, 2002, during the fourth fiscal quarter, to report that it had issued a press release dated March 13, 2002, announcing the Company's third quarter earnings.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              RPM, INC.

Date:  August 29, 2002                   By:  /s/ Thomas C. Sullivan
                                              ----------------------
                                              Thomas C. Sullivan
                                              Chairman of the Board and
                                              Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title
-------------------

                                     Chairman of the Board of
/s/ Thomas C. Sullivan               Directors and Chief Executive
----------------------               Officer (Principal Executive Officer)
Thomas C. Sullivan


/s/ James A. Karman                  Vice Chairman and a Director
----------------------------
James A. Karman


/s/ Frank C. Sullivan                Chief Operating Officer, President and a
----------------------------         Director
Frank C. Sullivan


/s/ Robert L. Matejka                Vice President, Chief Financial Officer
----------------------------         and Controller (Principal Financial
Robert L. Matejka                    Officer)


/s/ Dr. Max D. Amstutz
----------------------------
Dr. Max D. Amstutz                   Director


/s/ Edward B. Brandon                Director
----------------------------
Edward B. Brandon


/s/ Lorrie Gustin                    Director
----------------------------
Lorrie Gustin

/s/ E. Bradley Jones                 Director
----------------------------
E. Bradley Jones


/s/ Donald K. Miller                 Director
----------------------------
Donald K. Miller


/s/ William A. Papenbrock            Director
----------------------------
William A. Papenbrock


/s/ Albert B. Ratner                 Director
----------------------------
Albert B. Ratner


/s/ Jerry Sue Thornton               Director
----------------------------
Jerry Sue Thornton


/s/ Joseph P. Viviano                Director
----------------------------
Joseph P. Viviano



Date:  August 29, 2002

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

     EXHIBIT NO.        DESCRIPTION
     -----------        -----------

         4.7 Note Purchase Agreement, dated as of November 15, 2001, between the Company and the Purchasers thereto with respect to the sale of $15 million principal amount of 6.12% Senior Notes, Series A, due November 15, 2004, $10 million principal amount of 6.61% Senior Notes, Series B, due November 15, 2006, and $30 million principal amount of 7.3% Senior Notes, Series C, due November, 2008, which is incorporated herein by reference to
                        Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2001.
         *10.1 Succession and Post-Retirement Consulting Letter Agreement, dated April 12, 2002, by and between RPM, Inc. and Thomas C. Sullivan, current Chief Executive Officer and Chairman of the Board.
         *10.2 Succession and Post-Retirement Consulting Letter Agreement, dated April 12, 2002, by and between RPM, Inc. and James A. Karman, current Vice Chairman of the Board.
         *10.3 Form of Employment Agreement entered into by and between RPM, Inc. and each of Frank C. Sullivan, President and Chief Operating Officer, P. Kelly Tompkins, Vice President, General Counsel and Secretary, Glenn R. Hasman, Vice President - Finance and Communications, Stephen J. Knoop, Vice President - Corporate Development, Robert L. Matejka, Chief Financial Officer and Vice President - Controller, Ronald A. Rice, Vice President - Administration and Assistant Secretary, Keith R. Smiley, Vice President, Treasurer and Assistant Secretary and Paul G. Hoogenboom, Vice President-Operations, which is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2001.
         *10.4 RPM, Inc. 1989 Stock Option Plan, as amended, and form of Stock Option Agreements to be used in connection therewith, which is incorporated herein by reference to
                        Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001.
         *10.5 RPM, Inc. 1996 Stock Option Plan, and form of Stock Option Agreement to be used in connection therewith, which is incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
         *10.5.1 Amendment No. 1 to RPM, Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit
                        10.7.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
         *10.5.2 Amendment to RPM, Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.3.1 to the Company's Registration Statement on Form S-8 as filed with the Commission on May 3, 2001.
         *10.6 RPM, Inc. Retirement Savings Trust and Plan, as amended which is incorporated herein by reference to Exhibit
                        10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001.

     EXHIBIT NO.        DESCRIPTION
     -----------        -----------

         *10.7 RPM, Inc. Benefit Restoration Plan, which is incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001.
         *10.8.1        RPM, Inc. Deferred Compensation Plan, effective May 31,
                        2002.
         *10.8.2 Master Trust Agreement for RPM, Inc. Deferred Compensation Plan(s).
         *10.9 RPM, Inc. Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001.
         *10.10 RPM, Inc. 1997 Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith, which is incorporated by reference to Exhibit
                        10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997.
         *10.10.1       First Amendment to the RPM, Inc. 1997 Restricted Stock
                        Plan, effective as of October 1, 1998.
         *10.10.2       Second Amendment to the RPM, Inc. 1997 Restricted Stock
                        Plan, dated as of May 22, 2002.
         *10.11 Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers, which is incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001.
         10.12 Five-Year $500,000,000 Credit Agreement, dated as of July 14, 2000, among the Company, The Chase Manhattan Bank as Administrative Agent and Chase Securities Inc., which is incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2000.
         10.12.1 Amendment No. 1, dated July 13, 2001 to the 364-Day Credit Agreement and the Five-Year Credit Agreement among the Company, the Lenders party thereto and the Chase Manhattan Bank, as Administrative Agent, which is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2001.
        10.13 Commercial Paper Placement Agency Agreement, dated as of August 10, 1999, between the Company and Chase Securities, Inc. (similar forms of agreement were also executed with Banc One Capital Markets, Inc. and Banc of America Securities LLC) incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1999.
         11.1           Computation of Net Income per Common Share.
         13.1 Financial Information contained in 2002 Annual Report to Shareholders.
         21.1           Subsidiaries of the Company.
         23.1           Consent of Independent Certified Public Accountants.

------------------------------

         *Management contract or compensatory plan or arrangement identified pursuant to Item 14(c) of this Form 10-K.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To The Board of Directors and
  Shareholders
RPM, Inc. and Subsidiaries
Medina, Ohio




The audits referred to in our report to the Board of Directors and Shareholders of RPM, Inc. and Subsidiaries dated July 3, 2002, relating to the consolidated financial statements of RPM, Inc. and Subsidiaries included the audit of the schedule listed under Item 14 of Form 10-K for each of the three years in the period ended May 31, 2002. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

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


 /s/ Ciulla, Smith & Dale, LLP

Ciulla, Smith & Dale, LLP

                           RPM, INC. AND SUBSIDIARIES
                           --------------------------
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES     SCHEDULE II
                 ----------------------------------------------

                                 (IN THOUSANDS)

                                                               ADDITIONS
                                                              CHARGED TO
                                   BALANCE AT   ADDITIONS       SELLING,                       ACQUISITIONS                BALANCE
                                   BEGINNING   CHARGED TO     GENERAL AND    ADDITIONS CHARGED  (DISPOSALS)                AT END
                                   OF PERIOD  COST OF SALES  ADMINISTRATIVE  TO RESTRUCTURING  OF BUSINESSES DEDUCTIONS   OF PERIOD
                                   ---------  -------------  --------------  ----------------  ------------- ----------   ---------
YEAR ENDED MAY 31, 2002
-----------------------
  ALLOWANCE FOR DOUBTFUL ACCOUNTS   $17,705    $              $     7,156     $                $             $ 8,977(1)    $15,884
                                    =======    ==========     ===========     ===========      ==========    =======       =======
  ACCRUED LOSS RESERVES - CURRENT   $55,416    $              $    23,898     $                $     (100)   $27,300(2)    $51,914
                                    =======    ==========     ===========     ===========      ==========    =======       =======
  ACCRUED WARRANTY RESERVES -
 LONG-TERM                          $11,959    $              $      (235)    $                $             $ 2,069(2)    $ 9,655
                                    =======    ==========     ===========     ===========      ==========    =======       =======

YEAR ENDED MAY 31, 2001
-----------------------
  ALLOWANCE FOR DOUBTFUL ACCOUNTS   $16,248    $              $     8,817     $                $       10    $ 7,370(1)    $17,705
                                    =======    ==========     ===========     ===========      ==========    =======       =======
  ACCRUED LOSS RESERVES - CURRENT   $64,765    $              $    15,329     $                $             $24,678(2)    $55,416
                                    =======    ==========     ===========     ===========      ==========    =======       =======
  ACCRUED WARRANTY RESERVES -
 LONG-TERM                          $13,740    $              $      (209)    $                $             $ 1,572(2)    $11,959
                                    =======    ==========     ===========     ===========      ==========    =======       =======
  ACCRUED RESTRUCTURING RESERVES    $13,540    $              $               $                $             $13,540(3)    $
                                    =======    ==========     ===========     ===========      ==========    =======       =======

YEAR ENDED MAY 31, 2000
-----------------------
  ALLOWANCE FOR DOUBTFUL ACCOUNTS   $14,248    $              $     9,794     $                $      644    $ 8,438(1)    $16,248
                                    =======    ==========     ===========     ===========      ==========    =======       =======
  ACCRUED LOSS RESERVES - CURRENT   $49,296    $              $    28,241     $                $    9,119    $21,891(2)    $64,765
                                    =======    ==========     ===========     ===========      ==========    =======       =======
  ACCRUED WARRANTY RESERVES -
 LONG-TERM                          $18,816    $              $    (2,836)    $                $             $ 2,240(2)    $13,740
                                    =======    ==========     ===========     ===========      ==========    =======       =======
  ACCRUED RESTRUCTURING RESERVES    $ 1,638    $    7,876     $               $    51,970      $             $47,944(3)    $13,540
                                    =======    ==========     ===========     ===========      ==========    =======       =======


         (1)  UNCOLLECTIBLE ACCOUNTS WRITTEN OFF, NET OF RECOVERIES
         (2)  PRIMARILY CLAIMS PAID DURING THE YEAR
         (3)  RESTRUCTURING INITIATIVES COMPLETED DURING THE YEAR