Form 10-Q
period 2006-08-31
RPM INTERNATIONAL INC/DE/
filed 2006-10-10
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended August 31, 2006,
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
Yes ☐       No ☑.
As of October 5, 2006
119,331,232 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	August 31, 2006	May 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and short-term investments	$107,970	$108,616
Trade accounts receivable (less allowances of $20,870 and $20,252, respectively)	600,223	650,945
Inventories	418,243	399,014
Deferred income taxes	41,896	48,885
Prepaid expenses and other current assets	185,163	161,758

Total current assets	1,353,495	1,369,218

Property, Plant and Equipment, at Cost	898,328	887,276
Allowance for depreciation and amortization	(457,189)	(442,584)

Property, plant and equipment, net	441,139	444,692

Other Assets
Goodwill	792,353	750,635
Other intangible assets, net of amortization	317,866	321,942
Other	85,557	93,731

Total other assets	1,195,776	1,166,308

Total Assets	$2,990,410	$2,980,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$289,340	$333,684
Current portion of long-term debt	5,245	6,141
Accrued compensation and benefits	91,955	136,384
Accrued loss reserves	63,174	66,678
Asbestos-related liabilities	58,575	58,925
Other accrued liabilities	132,646	111,688

Total current liabilities	640,935	713,500

Long-Term Liabilities
Long-term debt, less current maturities	926,382	870,415
Asbestos-related liabilities	346,268	362,360
Other long-term liabilities	102,994	108,002

Total long-term liabilities	1,375,644	1,340,777

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01; authorized 300,000 shares; issued and outstanding 118,850 as of August 2006; issued and outstanding 118,743 as of May 2006	1,189	1,187
Paid-in capital	547,877	545,422
Accumulated other comprehensive income	32,930	29,839
Retained earnings	391,835	349,493

Total stockholders’ equity	973,831	925,941

Total Liabilities and Stockholders’ Equity	$2,990,410	$2,980,218

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	August 31,
	2006	2005
Net Sales	$844,161	$747,352
Cost of Sales	499,088	432,333

Gross Profit	345,073	315,019
Selling, General and Administrative Expenses	237,585	213,760
Asbestos Charge		15,000
Interest Expense, Net	13,203	8,575

Income Before Income Taxes	94,285	77,684
Provision for Income Taxes	32,943	27,723

Net Income	$61,342	$49,961

Average Number of Shares of Common Stock Outstanding:
Basic	117,467	116,542

Diluted	128,192	127,262

Basic earnings per share of common stock	$0.52	$0.43

Diluted earnings per share of common stock	$0.49	$0.40

Cash dividends per share of common stock	$0.16	$0.15

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	August 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$61,342	$49,961
Depreciation and amortization	19,173	16,759
Items not affecting cash and other	2,379	6,420
Changes in operating working capital	(49,320)	(39,049)
Changes in asbestos-related liabilities, net of tax	(10,523)	(1,115)

	23,051	32,976

Cash Flows From Investing Activities:
Capital expenditures	(11,246)	(8,514)
Acquisition of businesses, net of cash acquired	(39,270)	(135,780)
Purchases of marketable securities	(18,214)	(12,340)
Proceeds from the sale of marketable securities	10,996	8,552
Other	286	(556)

	(57,448)	(148,638)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	93,372	177,231
Reductions of long-term and short-term debt	(41,234)	(150,620)
Cash dividends	(18,999)	(17,635)
Exercise of stock options	965	1,412

	34,104	10,388

Effect of Exchange Rate Changes on Cash and Short-Term Investments	(353)	(810)

(Decrease) in Cash and Short-Term Investments	(646)	(106,084)

Cash and Short-Term Investments at Beginning of Period	108,616	184,140

Cash and Short-Term Investments at End of Period	$107,970	$78,056

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Unaudited)
NOTE A – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three month periods ended August 31, 2006 and 2005. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2006.
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
NOTE B – NEW ACCOUNTING STANDARDS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48, which clarifies the accounting for uncertainty, if any, in income taxes as recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” represents a significant change in the accounting and reporting of income taxes. FIN 48 prescribes the accounting for uncertainty in income taxes by providing guidance on the recognition threshold and measurement of a position taken in a tax return or a position expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 becomes effective for our fiscal year ending May 31, 2008. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, the adoption of this statement will have on our financial statements.
In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” Statement 158 requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. Statement 158 requires prospective application, and the recognition and disclosure requirements are effective for our fiscal year ending May 31, 2007. Additionally, Statement 158 requires employers to measure plan assets and obligations at their year-end

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Unaudited)
balance sheet date. This requirement is effective for our fiscal year ending May 31, 2009. We are currently evaluating the impact the adoption of Statement 158 will have on our financial statements.
Effective June 1, 2004, we voluntarily adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for our stock-based employee compensation plans by applying the modified prospective method as outlined by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The approach outlined in SFAS No. 123(R) is generally similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
Effective June 1, 2006, we adopted the provisions of SFAS No. 123(R), utilizing the modified-prospective method of accounting. Due to our previous adoption of the fair value recognition provisions under SFAS No. 123, and due to the fact that all unvested awards at the time of adoption were being recognized under a fair value approach, our adoption of SFAS No. 123(R) did not impact our operating income, income before income taxes, net income, cash flow from operating activities, cash flow from financing activities, or basic and diluted earnings per share for the three months ended August 31, 2006.
As of August 31, 2006, we had six share-based compensation plans for employees and/or directors of the company, as further described below. Total compensation expense recognized in the consolidated statements of income for share-based compensation arrangements was $1.5 million for each of the three month periods ended August 31, 2006 and 2005. The total income tax benefit recognized for share-based compensation arrangements was approximately $0.5 million for each of the three month periods ended August 31, 2006 and 2005. The amount of compensation cost that was capitalized as inventory or fixed assets during the three month periods ended August 31, 2006 and 2005 was zero.
Effective October 10, 2003, the RPM International Inc. 2003 Restricted Stock Plan for Directors (the “2003 Plan”) was approved by our stockholders. The plan was established primarily for the purpose of recruiting and retaining directors, and to align the interests of directors with the interests of our stockholders. Only directors who are not employees of RPM International Inc. are eligible to participate. Under the 2003 Plan, up to 500,000 shares of RPM International Inc. may be awarded, with awards vesting over a 3-year period. Nonvested restricted shares of common stock under the 2003 Plan are eligible for dividend payments.
On October 8, 2004, our stockholders approved the RPM International Inc. Omnibus Equity and Incentive Plan (the “Omnibus Plan”). The Omnibus Plan is intended to be the primary stock-based award program for covered employees. A wide variety of stock and stock-based awards, as well as dollar-denominated performance-based awards, may be granted under the Omnibus Plan. A total of 6,000,000 shares of our common stock may be subject to awards under the Omnibus Plan. Of the

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Unaudited)
6,000,000 shares of common stock issuable under the Omnibus Plan, up to 3,000,000 shares may be subject to “full-value” awards such as restricted stock, restricted stock unit, performance stock and performance stock unit awards. We also grant stock appreciation rights (“SARs”) to employees; see the discussion below regarding shares under option for further information. In October 2005, we granted 328,500 shares of restricted stock under the Omnibus Plan at a weighted-average grant price of $17.65. The restricted stock cliff vests after three years. No restricted stock was issued under this plan during the first quarter ended August 31, 2006. Nonvested restricted shares of common stock under the Omnibus Plan are eligible for dividend payments.
In addition to the restricted shares outstanding under the Omnibus Plan, we have restricted shares outstanding under two equity compensation plans for employees – the Performance Accelerated Restricted Stock Plan (the “PARS Plan”) and the 1997 Restricted Stock Plan (“1997 Plan”). Under the terms of the PARS plan, up to 1,000,000 shares may be awarded to certain employees, generally subject to forfeiture until the completion of ten years of service or the attainment of certain performance goals. No shares were issued under the PARS Plan in fiscal 2006 or during the quarter ended August 31, 2006. Under the 1997 Plan, up to 1,562,500 shares may be awarded to certain employees, generally subject to forfeiture. The shares vest upon the latter of attainment of age 55 and the fifth anniversary of the May 31st immediately preceeding the date of the grant. During the quarter ended August 31, 2006, 38,149 shares were awarded under the 1997 Plan at a weighted average price of $18.52. Nonvested restricted shares of common stock under each of these plans are eligible for dividend payments.
The following table summarizes nonvested restricted share activity under the Plans as of and for the three month period ended August 31, 2006:
Nonvested Restricted Shares

	Weighted	Number of
	Average	Shares	Weighted Average
	Grant-Date	Under	Remaining
(Shares in thousands)	Fair Value	Option	Contractual Term

Nonvested, June 1, 2006	$14.92	1,367
Granted	$18.52	38
Forfeited/expired		(7)

Nonvested, August 31, 2006	$15.01	1,398	4.49

The fair value of the nonvested restricted share awards have been calculated using the market value of the shares on the date of issuance. We anticipate that approximately 1.3 million shares at a weighted-average exercise price of $14.95 and a weighted-average remaining contractual term of 4.53 years will ultimately vest, based upon the unique terms and participants of each plan. Approximately 10,000 shares of restricted stock were vested at June 1, 2006, with no changes occurring through August 31, 2006. As of August 31, 2006, total unrecognized compensation cost related to nonvested restricted shares of

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Unaudited)
common stock awards granted was $11.0 million. That cost is expected to be recognized over a weighted-average period of 4.53 years.
We have options outstanding under two stock option plans, the 1989 Stock Option Plan and the 1996 Key Employees Stock Option Plan, the latter of which provides for the granting of options for up to 9,000,000 shares. Stock options are granted to employees and directors at an exercise price equal to the fair market value of RPM International Inc. stock at the date of grant. These options are generally exercisable cumulatively in equal annual installments commencing one year from the grant date, and have expiration dates ranging from October 2006 to October 2014. The total fair value of shares vested during the quarter ended August 31, 2006 was $23.0 million. Shares of common stock under option are not eligible for dividend payments until the shares are exercised.
We also grant stock appreciation rights (“SARs”) to employees under the Omnibus Plan. The SARs are issued at fair value at the date of grant, have up to ten-year terms and vest over four years. Currently all SARs outstanding are to be settled with stock. As of August 31, 2006, there were 550,000 SARs outstanding. The fair value of stock options and SARs granted is estimated as of the date of the grant using a Black-Scholes option-pricing model with the following weighted average assumptions for each of the following years ended May 31:

	2006	2005	2004

Risk-free interest rate	4.2%	3.7%	3.7%
Expected life of option	6.0 yrs	6.4 yrs	7.0 yrs
Expected dividend yield	3.6%	3.4%	3.5%
Expected volatility rate	27.7%	31.0%	35.9%
The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options granted is derived from the output of the option-pricing model and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of our shares of common stock.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Unaudited)
The following table summarizes stock based award activity under the Plans as of and for the three month period ended August 31, 2006:
Shares Under Option

	Weighted	Number of
	Average	Shares	Weighted Average
	Exercise	Under	Remaining
(Shares in thousands)	Price	Option	Contractual Term

Outstanding, June 1, 2006	$14.34	6,414
Granted
Canceled/expired	$14.21	21
Exercised	$12.97	74

Outstanding, August 31, 2006	$14.35	6,319	4.97

Exercisable, August 31, 2006	$13.70	4,501	3.82

There have been no options granted during the current or prior fiscal year. The total intrinsic value of options exercised during the three months ended August 31, 2006 and 2005 was $0.4 million and $0.7 million, respectively. As of August 31, 2006, the aggregate intrinsic value of both outstanding and exercisable options was $28.2 million.
Cash received from option exercises under all share-based payment arrangements for the three month periods ended August 31, 2006 and 2005 was $1.0 million and $1.4 million, respectively. The was no tax benefit realized for the tax deductions from option exercises of the share-based payment for the three months ended August 31, 2006 and 2005, respectively.
The fair value of the nonvested share-based payment awards have been calculated using the market value of the shares on the date of issuance. We anticipate that approximately 1.5 million shares at a weighted-average exercise price of $4.16 and a weighted-average remaining contractual term of 7.81 years will ultimately vest under these plans. A summary of the status of our nonvested share-based payment awards as of August 31, 2006, and the changes during the three month period then-ended, is incorporated in the following table.
Nonvested Shares Under Option

	Weighted	Number of
	Average	Shares	Weighted Average
	Grant-Date	Under	Remaining
(Shares in thousands)	Fair Value	Option	Contractual Term

Nonvested, June 1, 2006	$4.16	1,829
Granted		—
Forfeited/expired	$4.18	(10)

Nonvested, August 31, 2006	$4.16	1,819	7.81

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Unaudited)
NOTE C – INVENTORIES
Inventories were composed of the following major classes:

	August 31, 2006	May 31, 2006
	(In thousands)
Raw materials and supplies	$127,533	$124,573
Finished goods	290,710	274,441

	$418,243	$399,014

NOTE D – COMPREHENSIVE INCOME
Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities. Total comprehensive income, comprised of net income and other comprehensive income, amounted to $64.4 million and $61.2 million for the three month periods ended August 31, 2006 and 2005, respectively.
NOTE E – ACQUISITIONS
On August 31, 2005, Tremco, Inc., a wholly-owned subsidiary of RPM, completed its acquisition of privately-owned illbruck Sealant Systems, located in Leverkusen, Germany, for approximately $136.6 million, plus debt assumption of approximately $10.3 million, subject to certain post-closing adjustments. illbruck, a leading manufacturer of high-performance sealants and installation systems for pre-fabricated construction elements and for window and door applications, had sales of approximately $190 million for its fiscal year ended December 31, 2004. The acquisition extends our product line offerings to include joint sealing tapes, flashing tapes, cartridge sealants and adhesives, strips, foils and accessories marketed under brand names such as illbruck, Festix, Perennator and Coco.
The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of acquisition. We have determined the estimated fair values based on independent appraisals, discounted cash flow analyses, quoted market prices and estimates made by management. Goodwill has been recorded to the extent the purchase price exceeded the fair values of the net identifiable tangible and intangible assets acquired. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Unaudited)

	Amortization Life
(In thousands)	(In Years)	illbruck

Current assets		$63,740
Property, plant and equipment		32,562
Goodwill	N/A	53,334
Tradenames — indefinitely lived	N/A	27,190
Tradenames — other	12 - 15	1,639
Other intangible assets	4 - 12	21,805

Total Assets Acquired		$200,270

Liabilities assumed		(63,633)

Net Assets Acquired		$136,637

Our consolidated financial statements reflect the results of operations of this business as of the date of acquisition.
NOTE F – CONTINGENCIES AND LOSS RESERVES
We provide, through our wholly owned insurance subsidiaries, certain insurance coverage, primarily product liability, to our other subsidiaries. Excess coverage is provided by third party insurers. Our reserves provide for these potential losses as well as other uninsured claims. Product warranty expense is recorded within selling, general and administrative expense. As of August 31, 2006, the current portion of these reserves amounted to $50.0 million as compared with $53.8 million at May 31, 2006 and $56.3 million at August 31, 2005, while the total long-term reserves of $13.2 million at August 31, 2006 compare with $13.3 million at May 31, 2006 and $6.8 million a year ago. The changes in the reserve balance have occurred primarily as a result of our continuing evaluation of our liability under a class action lawsuit settlement covering our Dryvit residential exterior insulated finish systems product line (“EIFS”). Based upon the final court order approving the national class action settlement and Dryvit’s claims experience to date, Dryvit determined that an $11.9 million increase to its existing reserves was necessary and appropriate to fully cover the anticipated costs of the settlement. It is anticipated that $5.0 million of this reserve increase will be recovered from third party insurance carriers and accordingly, insurance receivables were increased by that amount. Third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs for individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has increasingly assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from our third party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third party insurers. One of our excess insurers filed suit seeking a declaration with respect to its rights and obligations for EIFS related claims under its applicable policies. During last year’s fiscal third quarter, the court granted Dryvit’s motion to stay the federal filing based on a more complete state court complaint filed against these same insurers and the Company’s insurance broker. The coverage case will now proceed in state court.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Unaudited)
Certain of our wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as the subsidiaries), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in five states – Illinois, Ohio, Mississippi, Texas and Florida. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by our subsidiaries.
Our subsidiaries vigorously defend these asbestos-related lawsuits and in many cases, the plaintiffs are unable to demonstrate that any injuries they have incurred, in fact, resulted from exposure to one of our subsidiaries’ products. In such cases, the subsidiaries are generally dismissed without payment. With respect to those cases where compensable disease, exposure and causation are established with respect to one of our subsidiaries’ products, the subsidiaries generally settle for amounts that reflect the confirmed disease, the particular jurisdiction, applicable law, the number and solvency of other parties in the case and various other factors which may influence the settlement value each party assigns to a particular case at the time.
As of August 31, 2006, our subsidiaries had a total of 10,934 active asbestos cases compared to a total of 9,093 cases as of August 31, 2005. For the quarter ended August 31, 2006, our subsidiaries secured dismissals and/or settlements of 232 claims and made total payments of $16.4 million, which included defense costs paid during the current quarter of $6.6 million. For the comparable period ended August 31, 2005, dismissals and/or settlements covered 392 claims and total payments were $16.5 million, which included defense costs paid during the quarter of $4.5 million. In some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal statistics on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis and the amounts and rates can vary widely depending on a variety of factors including the mix of malignancy and non-malignancy claims and the amount of defense costs incurred during the period.
The rate at which plaintiffs filed asbestos-related suits against our subsidiaries, particularly Bondex, increased since the fourth fiscal quarter of 2002, influenced by the bankruptcy filings of numerous other defendants in asbestos-related litigation. Based on the significant increase in asbestos claims activity, which in many cases disproportionately increased Bondex’s exposure in joint and several liability law states, our third-party insurance was depleted within the first fiscal quarter of 2004. Our third-party insurers historically had been responsible, under various cost-sharing arrangements, for the payment of approximately 90% of the indemnity and defense costs associated with our asbestos litigation. Prior to this sudden precipitous increase in loss rates, the combination of book loss reserves and insurance coverage was expected to adequately cover asbestos claims for the foreseeable future. We have reserved our rights with respect to several of our third-party insurers’ claims of exhaustion, and in late calendar 2002 commenced a review of our known insurance policies to determine whether other insurance limits may be available to cover our asbestos liabilities.
As a result of an examination of our subsidiaries’ historical insurance and as previously disclosed, certain of our subsidiaries filed a complaint in July 2003 for declaratory judgment, breach of contract and bad faith against various third-party insurers, challenging their assertion that their policies covering asbestos-related claims have been exhausted. The coverage litigation involves, among other matters,

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Unaudited)
insurance coverage for claims arising out of alleged exposure to asbestos containing products manufactured by the previous owner of the Bondex tradename before March 1, 1966. On March 1, 1966, Republic Powdered Metals Inc. (as it was known then), purchased the assets and assumed the liabilities of the previous owner of the Bondex tradename. That previous owner subsequently dissolved and was never a subsidiary of Republic Powdered Metals, Bondex, RPM, Inc. or the Company. Because of the earlier assumption of liabilities, however, Bondex has historically and must continue to respond to lawsuits alleging exposure to these asbestos containing products. The Company discovered that the defendant insurance companies in the coverage litigation had wrongfully used cases alleging exposure to these pre-1966 products to erode their aggregate limits. This conduct, apparently known by the insurance industry based on discovery conducted to date, was in breach of the insurers’ policy language. While this pending litigation could, in the future, result in third party coverage for a substantial amount of these future asbestos claims, the Company has not considered any such future recovery in determining the scope and amount of its reserve for future unknown asbestos claims. Two of the defendant insurers have filed counterclaims seeking to recoup certain monies should the plaintiffs prevail on their claims. Pursuant to a revised case management order, the parties have substantially completed fact discovery and must complete expert discovery by November 17, 2006. Dispositive motions must be filed no later than December 29, 2006, with trial briefing completed no later than March 16, 2007. A trial date was previously set for January 29, 2007. Because of the briefing schedule, however, the trial will not go forward on that date and the Court will set a new date after ruling on the dispositive motions. It is possible that these dates may be modified as the case progresses.
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
Claim filings in Mississippi, Ohio, Texas, Florida and Illinois at the quarter ended August 31, 2006, comprise approximately 75% of the total aggregate claims filed against Bondex. Three of these states (Mississippi, Ohio and Texas) provide for liability to be determined on a “proportional cause” basis, thereby limiting Bondex’s responsibility to only its share of the alleged asbestos exposure. Two of the three previously mentioned states have passed additional legislation impacting medical criteria and product identification in asbestos-related litigation. While there have been some changes in the type of claims filed in certain of these states, the ultimate influence these law changes will have on future claims activity and costs is still developing.
Estimating the future cost of asbestos related contingent liabilities was and continues to be subject to many uncertainties, including (i) the ultimate number of claims filed; (ii) the cost of resolving both current known and future unknown claims; (iii) the amount of insurance, if any, available to cover such claims, including the outcome of coverage litigation against the subsidiaries’ third party insurers; (iv) future earnings and cash flow of our subsidiaries; (v) the impact of bankruptcies of other companies whose share of liability may be imposed on our subsidiaries under certain state liability laws; (vi) the

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Unaudited)
unpredictable aspects of the litigation process including a changing trial docket and the jurisdictions in which trials are scheduled; (vii) the outcome of any such trials including judgments or jury verdicts, as a result of our more aggressive defense posture which includes taking selective cases to verdict; (viii) the lack of specific information in many cases concerning exposure to the subsidiaries’ products and the claimants’ diseases; (ix) potential changes in applicable federal and/or state law; and (x) the potential impact of various proposed structured settlement transactions or subsidiary bankruptcies by other companies, some of which are the subject of federal appellate court review, the outcome of which could materially affect any future asbestos-related liability estimates. In addition to the foregoing, ongoing debate in the Senate concerning the establishment of a trust fund to pay future asbestos related claims and remove such cases from federal and state courts with industry and insurers funding the trust continues to be a significant variable that makes it increasingly difficult to predict with certainty the full exposure of future, unknown asbestos-related claims.
As part of our ongoing assessment of our asbestos liability exposure, during last year’s third fiscal quarter we considered whether (i) our recent verdict experience, (ii) venue reforms, (iii) medical criteria requirements, and (iv) proportionate share liability and other known tort reforms provided sufficient relevant and reliable information to reasonably estimate our future liability for asbestos-related claims. Accordingly, as previously disclosed, we retained Crawford & Winiarski (“C&W”), an independent, third-party consulting firm with expertise in the area of asbestos valuation work, to assist us in calculating an estimate of our liability for unasserted potential future asbestos-related claims.
The methodology used by C&W to project our liability for unasserted potential future asbestos-related claims included C&W doing an analysis of (a) widely accepted forecast of the population likely to have been exposed to asbestos; (b) epidemiological studies estimating the number of people likely to develop asbestos-related diseases; (c) historical rate at which mesothelioma incidences resulted in the payment of claims by us; (d) historical settlement averages to value the projected number of future compensable mesothelioma claims; (e) historical ratio of mesothelioma related indemnity payments to non-mesothelioma indemnity payments; and (f) historical defense costs and their relationship with total indemnity payments.
As a result, at the end of fiscal 2006, we increased our reserve for asbestos claims by approximately $335.0 million, while paying out $12.9 million for dismissals and/or settlements resulting in our reserve moving from $99.2 million at February 28, 2006 to $421.3 million at May 31, 2006. This reserve increase is based upon C&W’s analysis of our total estimated liability for pending and unasserted potential future claims through May 31, 2016. This amount was calculated on a pre-tax basis and was not discounted for the time value of money. As of August 31, 2006, total reserves were approximately $404.8 million. In light of the uncertainties inherent in making long-term projections, we have determined that the ten-year period through 2016 is the most reasonable time period over which reasonably accurate estimates might still be made for projecting asbestos liabilities and defense costs and, accordingly, the reserve does not include asbestos liabilities for any period past 2016.
In determining the amount of our asbestos reserves, we relied on assumptions that are based on currently known facts and projection models. Our actual expenses could be significantly higher or lower than

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Unaudited)
those recorded if assumptions used in our or C&W’s calculations vary significantly from actual results. Key variables in these assumptions include the period of exposure to asbestos claims, the number and type of new claims to be filed each year, the rate at which mesothelioma incidences result in compensable claims against us, the average cost of disposing of each such new claim, the dismissal rates each year and the related annual defense costs. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projections period lengthens. A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury; the jurisdiction where filed; the average cost of resolving each such claim and the quality of the product identification, could change our estimated liability, as could any substantial adverse verdict at trial. A federal legislative solution, further state tort reform or structured settlement transaction could also change the estimated liability.
Subject to the foregoing variables, based on currently available data and upon the analysis of C&W, we believe that our current asbestos reserves are sufficient to cover asbestos-related cash flow requirements for our known pending and unasserted potential future asbestos-related claims. However, given the uncertainties associated with projecting matters into the future and numerous other factors outside of our control, we believe that it is reasonably possible we may incur asbestos liabilities for the period through 2016 and beyond in excess of the C&W projection. While it is reasonably possible that such excess liabilities could be material to operating results in any given quarter or year, we do not believe that it is reasonably possible that such excess liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.
We recognize that future facts, events and legislation, both state and/or federal, may alter our estimates of pending claims and can impact our ability to estimate unasserted potential future claims. With our outside advisors, we will continue to monitor the number and mix (disease type) of claims filed and paid each period against the estimates calculated by our asbestos liability model, the impact of state law changes and the evolving nature of federal legislative efforts to address asbestos litigation including the pending federal criminal investigation into the conduct of at least three plaintiffs’ law firms (all of whom have filed claims against our Subsidiaries and many other defendants) with respect to their asbestos claim-filing practices. This federal investigation, coupled with recent judicial findings in Texas, calls into question from a medical and legal perspective, the veracity of a significant number of asbestos claims for all defendants, including our Subsidiaries. We will continue to explore all feasible alternatives available to resolve our asbestos-related exposure in a manner consistent with the best interests of our stockholders.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Unaudited)
The following table illustrates the movement of current and long-term asbestos-related liabilities through August 31, 2006:

Asbestos Liability Movement
(Current and Long-Term)

	Balance at		Deductions	Balance at
	Beginning	Additions to	(Primarily	End of
(In thousands)	of Period	Asbestos Charge	Claims Paid)	Period

Three Months Ended August 31, 2006	$421,285		$16,442	$404,843
Year Ended May 31, 2006	101,172	380,000	59,887	421,285
Year Ended May 31, 2005	90,607	78,000	67,435	101,172

NOTE G – PENSION AND POSTRETIREMENT HEALTH CARE BENEFITS
We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three month periods ended August 31, 2006 and 2005:

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Unaudited)

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
Pension Benefits	August 31,	August 31,	August 31,	August 31,
(In thousands)	2006	2005	2006	2005

Service cost	$3,306	$3,318	$737	$619
Interest cost	2,266	2,061	1,246	1,185
Expected return on plan assets	(2,857)	(2,527)	(1,238)	(1,150)
Amortization of:
Prior service cost	48	48	6
Net gain on adoption of SFAS No. 87	—	(1)
Net actuarial (gains) losses recognized	599	594	451	378

Net Periodic Benefit Cost	$3,362	$3,493	$1,202	$1,032

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
Postretirement Benefits	August 31,	August 31,	August 31,	August 31,
(In thousands)	2006	2005	2006	2005

Service cost	$—	$—	$110	$84
Interest cost	136	154	147	124
Prior service cost	—	(7)	—	—
Net actuarial (gains) losses recognized	(7)	15	23	11

Net Periodic Benefit Cost	$129	$162	$280	$219

We previously disclosed in our financial statements for the fiscal year ended May 31, 2006 that we expected to contribute approximately $11.9 million to the Retirement Plans in the U.S. and approximately $4.1 million to plans outside the U.S. during the current fiscal year. As of August 31, 2006, we do not anticipate any changes to these contribution levels.
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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Unaudited)
NOTE H – SEGMENT INFORMATION
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

	Quarter Ended
	August 31,
(In thousands)	2006	2005
Net Sales
Industrial Segment	$545,254	$430,839
Consumer Segment	298,907	316,513

Consolidated	$844,161	$747,352

Income (Loss) Before Income Taxes
Industrial Segment	$73,934	$65,079
Consumer Segment	41,358	46,436
Corporate/Other	(21,007)	(33,831)

Consolidated	$94,285	$77,684

Identifiable Assets	August 31, 2006	May 31, 2006
Industrial Segment	$1,653,459	$1,628,038
Consumer Segment	1,100,606	1,102,687
Corporate/Other	236,345	249,493

Consolidated	$2,990,410	$2,980,218

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2006
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
THREE MONTH PERIOD ENDED AUGUST 31, 2006
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
THREE MONTH PERIOD ENDED AUGUST 31, 2006
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
Contingencies
We are party to claims and lawsuits arising in the normal course of business, including the various asbestos-related suits discussed in Note F to our Consolidated Financial Statements. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and reasonably estimable. The provisions are based on historical experience and legal advice, are reviewed quarterly and are adjusted according to developments. Estimating probable losses requires analysis of multiple forecasted factors that often depend on judgments about potential actions by third parties such as regulators, courts and state and federal legislatures. Changes in

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2006
the amount of the provisions affect our consolidated statements of income. Due to the inherent uncertainties in the loss reserve estimation process, we are unable to estimate an additional range of loss in excess of our accruals. We may incur asbestos costs in addition to any amounts reserved, which may have a material adverse effect on our financial condition, results of operations or cash flows.
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
THREE MONTH PERIOD ENDED AUGUST 31, 2006
segment data to total consolidated net sales, income before income taxes and identifiable assets. Comparative first quarter results on this basis are illustrated in the following table.

	Quarter Ended
	August 31,
(In thousands)	2006	2005
Net Sales
Industrial Segment	$545,254	$430,839
Consumer Segment	298,907	316,513

Consolidated	$844,161	$747,352

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$73,934	$65,079
Interest (Expense), Net	(75)	(31)

EBIT (b)	$74,009	$65,110

Consumer Segment
Income Before Income Taxes (a)	$41,358	$46,436
Interest (Expense), Net	(580)	132

EBIT (b)	$41,938	$46,304

Corporate/Other
(Expense) Before Income Taxes (a)	$(21,007)	$(33,831)
Interest (Expense), Net	(12,548)	(8,676)

EBIT (b)	$(8,459)	$(25,155)

Consolidated
Income (Loss) Before Income Taxes (a)	$94,285	$77,684
Interest (Expense), Net	(13,203)	(8,575)

EBIT (b)	$107,488	$86,259

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (“GAAP”) in the U.S., to EBIT.

(b)	EBIT is defined as earnings before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2006
RESULTS OF OPERATIONS
Three Months Ended August 31, 2006
Net Sales
On a consolidated basis, net sales of $844.2 million for the first quarter ended August 31, 2006 grew 13.0 percent, or $96.8 million, over net sales of $747.4 million during the same period last year. Acquisitions contributed 9.3 percent, or $69.5 million, to the growth over last year, and include the August 31, 2005 acquisition of illbruck Sealant Systems (“illbruck”), plus four other smaller acquisitions, slightly offset by one small divestiture. Organic sales growth of 3.7 percent, or $19.1 million, included 2.6 percent from pricing initiatives and 1.1 percent from net favorable foreign exchange rates year over year, primarily against the stronger euro and Canadian dollar, offset slightly by certain weaker Latin American and other currencies.
Industrial segment net sales, which comprised 64.6 percent of the current quarter’s consolidated net sales, totaled $545.3 million; growing 26.6 percent from last year’s $430.8 million. This segment’s net sales growth resulted from the combination of the acquisition of illbruck, plus two other smaller acquisitions, which contributed 16.1 percent, plus organic sales growth of 9.2 percent, including 2.7 percent from pricing. Net favorable foreign exchange differences provided an additional 1.3 percent. There were significant organic unit sales improvements virtually throughout this segment, with much of this growth related to ongoing industrial and commercial maintenance and improvement activities primarily in North America, but also in Europe, Latin America and other regions of the world, as well as increased new construction in those sectors. We continue to secure new business and grow market share among our industrial segment operations.
Consumer segment net sales, which comprised 35.4 percent of the current quarter’s consolidated net sales, declined 5.6 percent to $298.9 million from last year’s $316.5 million. Organic sales declined 6.5 percent, which was slightly offset by 0.8 percent from favorable foreign exchange differences. Contributions to sales from acquisitions of two small product lines were offset by the January 2006 divestiture, for a nominal net contribution of 0.1 percent to sales. The organic decline in this segment is principally the result of fluctuating order patterns among major retail customers in their efforts to manage their inventories, as well as declines in existing homes turnover and, to a lesser extent, new housing starts, which have affected several lines of the business.
Gross Profit Margin
Consolidated gross profit margin of 40.9 percent of net sales this first quarter declined from 42.1 percent a year ago. This margin decline of 1.2 percent of sales, or 120 basis points (“bps”), is the result of several factors, a main one being continued higher costs of a number of our raw

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2006
materials, such as asphalts and various resins, net of higher pricing initiatives (approximately 45 bps). Numerous price increases have been initiated throughout the operating segments during the past year to help compensate or recover these higher material costs, a number of which are beginning to moderate. Several recent acquisitions, particularly illbruck, also carry inherently lower gross margin structures and further impacted gross margin this quarter, by approximately 30 bps. In addition, a comparatively lower-margin mix of sales, including increased services sales which also generate structurally lower gross margin, further weighed on this margin.
Industrial segment gross profit margin for the first quarter declined to 41.7 percent of net sales from 43.9 percent last year. This 220 bps margin decline in this segment essentially relates to the illbruck acquisition (approximately 60 bps), higher raw material costs (approximately 70 bps) and the mainly service-driven lower-margin mix of sales (approximately 80 bps).
Consumer segment gross profit margin for this first quarter slightly declined to 39.4 percent of net sales from 39.8 percent last year, principally a function of the organic sales decline in this segment and a reclassification of certain freight expenses from the selling, general and administrative category this quarter.
Selling, General and Administrative Expenses (“SG&A”)
Consolidated SG&A expense levels decreased 40 bps to 28.2 percent of net sales compared with 28.6 percent a year ago. Reflected in the improvement is the leverage from organic sales growth, including higher pricing, in addition to spending controls. The mix of increased service sales over the prior year, which are characterized by relatively lower SG&A support requirements, also contributed to the improvement.
Industrial segment SG&A improved by 70 bps to 28.1 percent of net sales this first quarter from 28.8 percent a year ago, reflecting principally the leverage of organic sales growth, the movement in mix, and the influence of illbruck.
Consumer segment SG&A as a percent of net sales this first quarter remained relatively steady at 25.3 percent compared with 25.2 percent a year ago, reflecting effective cost containment and other savings programs.
Corporate/Other SG&A expenses decreased during this year’s first quarter to $8.5 million from $10.1 million during last year’s first quarter, principally reflecting reductions in certain insurance and retirement costs, partly offset by continued higher health care costs for the company’s U.S. and Canadian covered employees (approximately $1.4 million), as well as additional employment-related costs, including compensation and additional grants made under the October 2004 Omnibus Equity Incentive Plan.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2006
License fee and joint venture income of approximately $0.7 million and $0.4 million for the quarters ended August 31, 2006 and 2005, respectively, are reflected as reductions of consolidated SG&A expenses.
We recorded total net periodic pension and postretirement benefit cost of $5.0 million and $4.9 million for the quarters ended August 31, 2006 and 2005, respectively. This increased pension expense of $0.1 million was attributable to increased pension service and interest cost approximating $0.4 million, in combination with additional net actuarial losses incurred of $0.1 million, offset by an improvement in the expected return on plan assets of $0.4 million. We expect that pension expense will fluctuate on a year-to-year basis depending upon the investment performance of plan assets, but such changes are not expected to be material as a percentage of income before income taxes.
Asbestos Charges
As described in Note F to the Consolidated Financial Statements, we recorded a pre-tax asbestos charge during last year’s first quarter of $15.0 million, and a total of $380.0 million for the fiscal year ended May 31, 2006 in connection with the completion of a calculation of our liability for unasserted potential future asbestos-related claims by an independent consulting firm. There was no related charge taken or incurred during this year’s first fiscal quarter ended August 31, 2006. For additional information, refer to Note F to the Consolidated Financial Statements.
Net Interest Expense
Net interest expense was $4.6 million higher in the first quarter of 2007 than 2006. Included in this increase is $1.1 million paid in association with the early retirement of our Private Placement Senior Notes during the recent quarter (refer to Liquidity and Capital Resources – Financing Activities, below). Interest rates overall averaged 5.4 percent during the quarter, compared with 4.8 percent in the prior year first quarter, accounting for $1.2 million of the interest cost increase. Higher average net borrowings of approximately $189.4 million, associated with recent acquisitions, added $2.7 million of interest cost, while debt reductions and improved investment income performance year-over-year, provided a combined $0.4 million of additional income.
Income Before Income Taxes (“IBT”)
Consolidated IBT for this year’s first quarter improved by $16.6 million, or 21.4 percent, to $94.3 million from $77.7 million during last year’s first quarter, with margin comparisons of 11.2 percent of net sales versus 10.4 percent a year ago. Excluding the impact of the prior year $15.0 million pre-tax asbestos charge, IBT for this year’s first quarter would have improved by 1.7 percent, while current year margin of 11.2 percent would compare with last year’s adjusted margin of 12.4 percent.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2006
Industrial segment IBT grew by $8.9 million, or 13.6 percent, to $73.9 million from last year’s $65.0 million, primarily from this segment’s organic unit sales growth. Consumer segment IBT declined by 10.9 percent, to $41.4 million from $46.4 million last year, as a result of organic unit sales decline, partly offset by spending controls.
Income Tax Rate
The effective income tax rate was 34.9% for the three months ended August 31, 2006 compared to an effective income tax rate of 35.7% for the three months ended August 31, 2005.
For the three months ended August 31, 2006 and, to a lesser extent, for the three months ended August 31, 2005, the effective income tax rate differed from the federal statutory rate principally due to decreases in the income tax rate as a result of a reduction in state and local income taxes and the effective tax rate differential on foreign earnings. Furthermore, for the three months ended August 31, 2005, a decrease in the effective tax resulted from certain tax credits and a one-time state income tax benefit relating to changes in Ohio tax laws, including the effect of lower tax rates, enacted on June 30, 2005.
For the three months ended August 31, 2006 and, to a greater extent, for the three months ended August 31, 2005, the decreases in the effective tax rate were offset by valuation allowances associated with losses incurred by certain of our foreign businesses, valuation allowances related to U.S. federal foreign tax credit carryforwards and other non-deductible business operating expenses.
As of August 31, 2006, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we intend to maintain the tax valuation allowances recorded at August 31, 2006 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support the reversal of the tax valuation allowances.
The valuation allowance relate to U.S. federal foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets recorded in purchase accounting. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting. Any reversal of the valuation allowance that was recorded in purchase accounting would reduce goodwill.
Net Income
Net income of $61.3 million for the three months ended August 31, 2006 compares to net income of $50.0 million for the same period last year. Prior year net income reflects the impact of an after-tax asbestos reserve charge of $9.3 million. Excluding the impact of the prior year asbestos

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2006
charge, this year’s first quarter net income would have reflected an improvement of $2.0 million, or 3.4 percent, from last year’s adjusted $59.3 million. Margin on sales of 7.3 percent this year compares to last year’s adjusted 8.0 percent, excluding the asbestos charge, with this 70 bps margin difference mostly the result of the combination of higher raw material costs, the movement in sales mix, and the influence of the illbruck acquisition.
Diluted earnings per common share for this year’s first quarter improved by 22.5 percent, to $0.49 from $0.40 a year ago. Excluding the impact of the prior year asbestos charge, diluted earnings per common share for this year’s first quarter improved by 4.3 percent compared with last year’s adjusted $0.47.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows From:
Operating Activities
Operating activities generated positive cash flow of $23.1 million during the first quarter of fiscal 2007 compared with $33.0 million generated during the same three month period of fiscal 2006. First quarter net income of $61.3 million represents an $11.3 million increase over the first three months of fiscal 2006 net income of $50.0 million. Adjusted net income (excluding $9.3 after-tax asbestos charge made in August of fiscal 2006) would have been $59.3 million in August fiscal 2006 resulting in a change of $2.0 million quarter-over-quarter, or an increase from 2006 of 3.4 percent. Cash flow from operations during the first quarter was positively impacted by additional depreciation and amortization of $2.4 million versus the prior first quarter.
Changes in operating working capital required an additional $10.3 million use of cash quarter over quarter. More specifically, trade accounts receivable provided $23.7 million in cash flow quarter-over-quarter, principally associated with higher collections from stronger 2006 fourth quarter sales. Inventories required $14.6 million in additional operating cash period-over-period as a result of increased days outstanding in inventory since May 31, 2006, of which approximately $9.0 million relates to certain strategic inventory builds to better accommodate arrangements with overseas production partners and in consideration of certain regulatory changes ahead. Accounts payable required $10.3 million additional cash quarter-over-quarter, mainly as a result of the higher inventory levels and the timing of payments. Accrued compensation and benefits were a cash usage of $8.7 million in cash period-over-period, a large portion of which resulted from additional compensation expense tied to the improved fiscal 2006 operating performance. All other remaining balance sheet changes related to changes in working capital had a net unfavorable impact of $0.4 million.
Changes in items not affecting cash and other was a use of cash of $4.0 million.
Changes in long-term and short-term asbestos related reserves, net of taxes, of $10.5 million in the first three months of fiscal 2007 versus $1.1 million in the comparable period of fiscal 2006 reflects the $9.3 million after-tax asbestos charge taken a year ago, as the related payments were approximately the same each period.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2006
Cash provided from operations remains our primary source of financing internal growth, with limited use of short-term debt.
Investing Activities
Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth through improved production and distribution efficiencies and capacity, and to enhance administration. Capital expenditures during the first quarter of $11.2 million compare with depreciation of $14.4 million. While we are not a capital intensive business and capital expenditures generally do not exceed depreciation in a given year, capital spending is expected to slightly outpace our depreciation levels for the next several years as additional capacity is brought on-line to support our continued growth. With this additional minor plant expansion, we believe there will be adequate production capacity to meet our needs for the next several years at normal growth rates.
During the first quarter, we invested a total of $39.3 million for the acquisition of one business.
Our captive insurance companies invest in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in these activities between years are attributable to the timing and performance of their investments.
Financing Activities
On July 18, 2006, we prepaid our 6.61% Senior Notes, Series B, due November 15, 2006, and our 7.30% Senior Notes, Series C, due November 15, 2008 (collectively, the “Notes”). We paid all amounts due pursuant to the terms of the Purchase Agreement and did not incur any material early termination penalties in connection with our termination of the Notes.
In July 2006, we amended both our accounts receivable securitization and revolving credit facility agreements to redefine EBITDA, effective May 31, 2006.
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
THREE MONTH PERIOD ENDED AUGUST 31, 2006
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
Our available liquidity beyond our cash balance at August 31, 2006 stood at $312.0 million. Our debt-to-capital ratio was 48.9% at August 31, 2006 compared with 48.6% at May 31, 2006. Had we been able to reduce our total outstanding debt by all of our cash and short-term investments available as of August 31, 2006 and May 31, 2006, our adjusted net (of cash) debt-to-capital would have been 45.8% and 45.3%, respectively.
The following table summarizes our financial obligations and their expected maturities at August 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

	Total
Contractual Obligations	Contractual	Payments Due In
(In thousands)	Payment Stream	2007	2008-09	2010-11	After 2011

Long-term debt obligations	$931,627	$5,245	$307,999	$202,989	$415,394
Operating lease obligations	81,024	26,065	32,198	11,553	11,208
Other long-term liabilities (1)	386,380	58,821	84,981	81,448	161,130

Total	$1,399,031	$90,131	$425,178	$295,990	$587,732

(1)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume $11.9 million will be contributed to the U.S. plan in fiscal 2007; all other plans and years assume the required minimum contribution will be contributed. Also included are expected interest payments on long-term debt.
We maintain excellent relations with our banks and other financial institutions to provide continual access to financing for future growth opportunities.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financings, other than the minimum operating lease commitments. We have no subsidiaries that are not included in our financial statements, nor do

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2006
we have any interests in or relationships with any special purpose entities that are not reflected in our financial statements.
OTHER MATTERS
Environmental Matters
Environmental obligations continue to be appropriately addressed and, based upon the latest available information, it is not anticipated that the outcome of such matters will materially affect the Company’s results of operations or financial condition. Our critical accounting policies and estimates set forth above describe our method of establishing and adjusting environmental-related accruals and should be read in conjunction with this disclosure. (For additional information, refer to “Part II, Item I – Legal Proceedings.”)
Income Tax Matters
In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48, which clarifies the accounting for uncertainty, if any, in income taxes as recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” represents a significant change in the accounting and reporting of income taxes.
FIN 48 prescribes the accounting for uncertainty in income taxes by providing guidance on the recognition threshold and measurement of a position taken in a tax return or a position expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 becomes effective for our fiscal year ending May 31, 2008. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.
FORWARD–LOOKING STATEMENTS
The foregoing discussion includes forward-looking statements relating to the business of the Company. These forward-looking statements, or other statements made by the Company, are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) general economic conditions; (b) the price, supply and capacity of raw materials, including assorted resins and solvents; packaging, including plastic containers; and transportation services,

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2006
including fuel surcharges; (c) continued growth in demand for the Company’s products; (d) legal, environmental and litigation risks inherent in the Company’s construction and chemicals businesses and risks related to the adequacy of the Company’s insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon the Company’s foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with the Company’s ongoing acquisition and divestiture activities; (i) risks related to the adequacy of its contingent liability reserves, including for asbestos-related claims; and (j) other risks detailed in the Company’s filings with the Securities and Exchange Commission, including the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended May 31, 2006, as the same may be updated from time to time. The Company does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and denominate our business transactions in a variety of foreign currencies. There were no material changes in our exposure to market risk since May 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
     The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2006 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
(b) CHANGES IN INTERNAL CONTROL.
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
EIFS Litigation
As previously reported, Dryvit is a defendant or co-defendant in numerous exterior insulated finish systems (“EIFS”) related lawsuits. As of August 31, 2006, Dryvit was a defendant or co-defendant in various single family residential EIFS cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.
As previously reported, Dryvit is a defendant in a class action lawsuit filed on November 14, 2000 in Jefferson County, Tennessee styled Bobby R. Posey, et al. v. Dryvit Systems, Inc. (formerly styled William J. Humphrey, et al. v. Dryvit Systems, Inc.) (Case No. 17,715-IV) (“Posey”). A preliminary approval order was entered on April 8, 2002 in the Posey case for a proposed nationwide class action settlement which was subsequently approved after several appeals. The deadline for filing claims in the Posey class action expired on June 5, 2004 and claims have been processed during the pendency of the various appeals. On September 15, 2005, a final, non-appealable order was entered finally approving the nationwide class. As of June 30, 2006, approximately 7,196 total claims had been filed as of the June 5, 2004 claim filing deadline. Of these 7,196 claims, approximately 4,410 claims have been rejected or closed for various reasons under the terms of the settlement. Approximately 1,326 of the remaining claims are at various stages of review and processing under the terms of the settlement and it is possible that some of these claims will be rejected or closed without payment. As of August 31, 2006, a total of 1,460 claims have been paid for a total of approximately $12.9 million. Additional payments have and will continue to be made under the terms of the settlement agreement which include inspection costs, third party warranties and class counsel attorneys’ fees.
Based upon the final court order approving the Posey national class action settlement and Dryvit’s claims experience to date, Dryvit determined that a $11.9 million increase to its existing reserves was necessary and appropriate to fully cover the anticipated costs of the Posey settlement. It is anticipated that $5.0 million of this reserve increase will be recovered from third party insurance carriers and accordingly, insurance receivables were increased by that amount, which was recorded in the third quarter of fiscal year 2006. Third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has increasingly assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from the Company’s third party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third party insurers. One of the Company’s excess insurers filed suit in the Northern District of Ohio (Case No. 1:05CV1903) seeking a declaration with respect to its rights and obligations for EIFS related claims under its applicable policies. As previously reported, the court granted Dryvit’s motion to stay the federal filing based on a more complete state court complaint filed on November 23, 2005 against these same insurers and the Company’s insurance broker in Cuyahoga County Ohio

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION
Common Pleas Court (Case No. CV05 578004). This state court case has been set for trial on September 24, 2007. The trial date could change as discovery in the case progresses. For additional information on our Dryvit EIFS litigation, including a discussion of the existing reserves, see Note F to the Consolidated Financial Statements.
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
As of August 31, 2006, the Company’s subsidiaries had a total of 10,934 active asbestos cases compared to a total of 9,093 cases as of August 31, 2005. For the first quarter ended August 31, 2006, the Company’s subsidiaries secured dismissals and/or settlements of 232 claims and made total payments of $16.4 million, which included defense costs paid during the current quarter of $6.6 million. For the comparable period ended August 31, 2005, dismissals and/or settlements covered 392 claims and total payments were $16.5 million, which included defense costs paid during the quarter of $4.5 million. In some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal statistics on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis and the amounts and rates can vary widely depending on a variety of factors including the mix of malignancy and non-malignancy claims and the amount of defense costs incurred during the period.
For additional information on our asbestos litigation, including a discussion of our asbestos reserve, see Note F of the Notes to Consolidated Financial Statements.
Environmental Proceedings
As previously reported, several of the Company’s subsidiaries are, from time to time, identified as a “potentially responsible party” under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental statutes. In some cases, the Company’s subsidiaries are participating in the cost of certain clean-up efforts or other remedial

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION
actions. The Company’s share of such costs, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters,” in this Quarterly Report on Form 10-Q.
ITEM 6 — EXHIBITS

Exhibit No.	Exhibit Description
10.1	Amendment No. 1 to Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and National City Bank, as Administrative Agent, dated as of July 18, 2006, which is incorporated herein by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (File No. 001-14187).

10.2	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement among RPM Funding Corporation, RPM International Inc., as Servicer, Wachovia Bank, National Association, as Administrative Agent and Co-Agent, and The Bank of Tokyo — Mitsubishi UFJ, Ltd., New York Branch as Co-Agent, entered into July 18, 2006, effective as of May 31, 2006, which is incorporated herein by reference to Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (File No. 001-14187).

10.3	Amended and Restated Employment Agreement, entered into August 16, 2006, effective as of June 1, 2006, by and between the Company and Frank C. Sullivan, President and Chief Executive Officer, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 22, 2006 (File No. 001-14187).

10.4	Form of Amended and Restated Employment Agreement, entered into August 16, 2006, effective as of June 1, 2006, by and between the Company and each of P. Kelly Tompkins, Senior Vice President, General Counsel and Secretary; Ronald A. Rice, Senior Vice President — Administration and Assistant Secretary; Paul G. Hoogenboom, Vice President — Operations and Chief Information Officer; and Robert L. Matejka — Vice President, Chief Financial Officer and Controller, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 22, 2006 (File No. 001-14187).

11.1	Computation of Net Income per share of Common Stock. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION

Exhibit No.	Exhibit Description
32.1	Section 1350 Certification of the Company’s Chief Executive Officer. (x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer. (x)

(x)	Filed herewith.

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
Dated: October 10, 2006