Form 10-Q
period 2006-11-30
RPM INTERNATIONAL INC/DE/
filed 2007-01-09
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended November 30, 2006,
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
Yes ☐ No ☑
As of January 5, 2007
119,617,321 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	November 30, 2006	May 31, 2006
	(Unaudited)

ASSETS

Current Assets
Cash and short-term investments	$134,504	$108,616
Trade accounts receivable (less allowances of $21,510 and $20,252, respectively)	554,205	650,945
Inventories	434,971	399,014
Deferred income taxes	51,677	48,885
Prepaid expenses and other current assets	189,414	161,758

Total current assets	1,364,771	1,369,218

Property, Plant and Equipment, at Cost	903,160	887,276
Allowance for depreciation and amortization	(464,376)	(442,584)

Property, plant and equipment, net	438,784	444,692

Other Assets
Goodwill	815,125	750,635
Other intangible assets, net of amortization	321,002	321,942
Other	90,233	93,731

Total other assets	1,226,360	1,166,308

Total Assets	$3,029,915	$2,980,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$264,743	$333,684
Current portion of long-term debt	4,857	6,141
Accrued compensation and benefits	105,297	136,384
Accrued loss reserves	69,493	66,678
Asbestos-related liabilities	58,458	58,925
Other accrued liabilities	120,991	111,688

Total current liabilities	623,839	713,500

Long-Term Liabilities
Long-term debt, less current maturities	944,899	870,415
Asbestos-related liabilities	332,626	362,360
Other long-term liabilities	103,066	108,002

Total long-term liabilities	1,380,591	1,340,777

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01 authorized 300,000 shares; issued and outstanding 119,554 as of November 2006; issued and outstanding 118,743 as of May 2006	1,196	1,187
Paid-in capital	554,689	545,422
Treasury stock, at cost
Accumulated other comprehensive income	45,708	29,839
Retained earnings	423,892	349,493

Total stockholders’ equity	1,025,485	925,941

Total Liabilities and Stockholders’ Equity	$3,029,915	$2,980,218

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Net Sales	$1,653,547	$1,486,702	$809,386	$739,350

Cost of Sales	982,403	873,398	483,315	441,065

Gross Profit	671,144	613,304	326,071	298,285

Selling, General and Administrative Expenses	487,300	459,594	249,715	245,834

Asbestos (Income)/Charge	(15,000)	30,000	(15,000)	15,000

Interest Expense, Net	24,518	18,429	11,315	9,854

Income Before Income Taxes	174,326	105,281	80,041	27,597

Provision for Income Taxes	60,043	36,793	27,100	9,070

Net Income	$114,283	$68,488	$52,941	$18,527

Average Number of Shares of Common Stock Outstanding:

Basic	117,501	116,626	117,600	116,710

Diluted	128,380	127,400	128,674	127,542

Basic earnings per share of common stock	$0.97	$0.59	$0.45	$0.16

Diluted earnings per share of common stock	$0.90	$0.55	$0.42	$0.15

Cash dividends per share of common stock	$0.335	$0.310	$0.175	$0.160

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$114,283	$68,488
Depreciation and amortization	37,811	35,043
Items not affecting cash and other	3,208	29,740
Changes in operating working capital	(44,590)	(18,965)
Changes in asbestos-related liabilities, net of tax	(19,326)	(18,744)

	91,386	95,562

Cash Flows From Investing Activities:
Capital expenditures	(22,203)	(20,376)
Acquisition of businesses, net of cash acquired	(79,560)	(135,780)
Purchases of marketable securities	(32,222)	(25,236)
Proceeds from the sale of marketable securities	27,434	15,000
Other	5,061	525

	(101,490)	(165,867)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	109,838	175,005
Reductions of long-term and short-term debt	(42,024)	(151,937)
Cash dividends	(39,883)	(36,529)
Exercise of stock options	5,825	4,122

	33,756	(9,339)

Effect of Exchange Rate Changes on Cash and Short-Term Investments	2,236	(1,164)

Increase (Decrease) in Cash and Short-Term Investments	25,888	(80,808)

Cash and Short-Term Investments at Beginning of Period	108,616	184,140

Cash and Short-Term Investments at End of Period	$134,504	$103,332

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and six month periods ended November 30, 2006 and 2005. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2006.
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
NOTE B — NEW ACCOUNTING STANDARDS
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
In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” Statement 158 requires an employer to recognize a net liability or asset and an offsetting

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)
adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. Statement 158 requires prospective application, and the recognition and disclosure requirements are effective for our fiscal year ending May 31, 2007. Additionally, Statement 158 requires employers to measure plan assets and obligations at their year-end balance sheet date. In accordance with this requirement, which is effective for our fiscal year ending May 31, 2009, we will change our current February 28 measurement date to May 31. We are currently evaluating the impact the adoption of Statement 158 will have on our financial statements.
Effective June 1, 2004, we voluntarily adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for our stock-based employee compensation plans by applying the modified prospective method as outlined by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The approach outlined in SFAS No. 123(R) is generally similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
Effective June 1, 2006, we adopted the provisions of SFAS No. 123(R), utilizing the modified-prospective method of accounting. Due to our previous adoption of the fair value recognition provisions under SFAS No. 123, and due to the fact that all unvested awards at the time of adoption were being recognized under a fair value approach, our adoption of SFAS No. 123(R) did not impact our operating income or cash flows for the three and six month periods ended November 30, 2006.
As of November 30, 2006, we had six share-based compensation plans for employees and/or directors of the company, as further described below. Total compensation expense recognized in the consolidated statements of income for share-based compensation arrangements was $3.5 million and $3.0 million for each of the six month periods ended November 30, 2006 and 2005, respectively. The total income tax benefit recognized for share-based compensation arrangements was approximately $1.0 million and $0.8 million for each of the six month periods ended November 30, 2006 and 2005, respectively. There was no compensation cost capitalized as inventory or fixed assets during either of the six month periods ended November 30, 2006 and 2005.
Effective October 10, 2003, the RPM International Inc. 2003 Restricted Stock Plan for Directors (the “2003 Plan”) was approved by our stockholders. The plan was established primarily for the purpose of recruiting and retaining directors, and to align the interests of directors with the interests of our stockholders. Only directors who are not employees of RPM International Inc. are eligible to participate. Under the 2003 Plan, up to 500,000 shares of our common stock may be awarded, with awards vesting over a 3-year period. Nonvested restricted shares of common stock under the 2003 Plan are eligible for dividend payments.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)
On October 8, 2004, our stockholders approved the RPM International Inc. Omnibus Equity and Incentive Plan (the “Omnibus Plan”). The Omnibus Plan is intended to be the primary stock-based award program for covered employees. A wide variety of stock and stock-based awards, as well as dollar-denominated performance-based awards, may be granted under the Omnibus Plan. A total of 6,000,000 shares of our common stock may be subject to awards under the Omnibus Plan. Of the 6,000,000 shares of common stock issuable under the Omnibus Plan, up to 3,000,000 shares may be subject to “full-value” awards such as restricted stock, restricted stock unit, performance stock and performance stock unit awards. In October 2006, we granted 378,600 shares of performance-earned restricted stock under the Omnibus Plan at a weighted-average grant price of $18.80. The restricted stock cliff vests after three years. Nonvested restricted shares of common stock under the Omnibus Plan are eligible for dividend payments.
In addition to the restricted shares outstanding under the Omnibus Plan, we have restricted shares outstanding under two equity compensation plans for employees — the Performance Accelerated Restricted Stock Plan (the “PARS Plan”) and the 1997 Restricted Stock Plan (“1997 Plan”). Under the terms of the PARS plan, up to 1,000,000 shares may be awarded to certain employees, generally subject to forfeiture until the completion of ten years of service or the attainment of certain performance goals. No shares were issued under the PARS Plan in fiscal 2006 or during the six months ended November 30, 2006. Under the 1997 Plan, up to 1,562,500 shares may be awarded to certain employees, generally subject to forfeiture. The shares vest upon the latter of attainment of age 55 and the fifth anniversary of the May 31st immediately preceeding the date of the grant. During the six months ended November 30, 2006, 38,149 shares were awarded under the 1997 Plan at a weighted average price of $18.52. Nonvested restricted shares of common stock under each of these plans are eligible for dividend payments.
The following table summarizes nonvested restricted share activity under the Plans as of and for the six month period ended November 30, 2006:
Nonvested Restricted Shares
(Shares in thousands)

	Weighted	Number of
	Average	Shares	Weighted Average
	Grant-Date	Under	Remaining
	Fair Value	Option	Contractual Term

Nonvested, June 1, 2006	$14.92	1,367
Granted	$18.78	444
Vested	$14.10	(17)
Forfeited/expired		(47)

Nonvested, November 30, 2006	$15.99	1,747	3.96

The fair value of the nonvested restricted share awards have been calculated using the market value of the shares on the date of issuance. We anticipate that approximately 1.6 million shares at a weighted-

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)
average exercise price of $15.83 and a weighted-average remaining contractual term of 4.06 years will ultimately vest, based upon the unique terms and participants of each plan. Approximately 10,000 shares of restricted stock were vested at June 1, 2006, with no restricted shares vested as of November 30, 2006. As of November 30, 2006, total unrecognized compensation cost related to nonvested restricted shares of common stock awards granted was $18.4 million. That cost is expected to be recognized over a weighted-average period of 4.06 years.
We have options outstanding under the 1996 Key Employees Stock Option Plan, which provides for the granting of options for up to 9,000,000 shares. Stock options are granted to employees and directors at an exercise price equal to the fair market value of RPM International Inc. stock at the date of grant. These options are generally exercisable cumulatively in equal annual installments commencing one year from the grant date, and have expiration dates ranging from July 2007 to October 2014. The total fair value of shares vested during the six months ended November 30, 2006 was $30.9 million. Shares of common stock under option are not eligible for dividend payments until the shares are exercised.
We also grant stock appreciation rights (“SARs”) to employees under the Omnibus Plan. The SARs are issued at fair value at the date of grant, have up to ten-year terms and vest over four years. Currently all SARs outstanding are to be settled with stock. SARs granted during the six month periods ended November 30, 2006 and 2005 were 380,000 shares at a weighted-average grant price of $18.80 and 560,000 shares at a weighted-average grant price of $17.65, respectively. As of November 30, 2006, there were 929,500 SARs outstanding. The fair value of stock options and SARs granted is estimated as of the date of the grant using a Black-Scholes option-pricing model with the following weighted average assumptions for each of the following years ended May 31:

	2007	2006

Risk-free interest rate	4.6%	4.2%
Expected life of option	6.7 yrs	6.0 yrs
Expected dividend yield	3.7%	3.6%
Expected volatility rate	27.4%	27.7%
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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)
The following table summarizes stock based award activity under the Plans as of and for the six month period ended November 30, 2006:
Shares Under Option
(Shares in thousands)

	Weighted
	Average	Number of	Weighted Average
	Exercise	Shares Under	Remaining
	Price	Option	Contractual Term

Outstanding, June 1, 2006	$14.34	6,414
Granted	$18.80	380
Canceled/expired	$14.18	19
Exercised	$14.07	415

Outstanding, November 30, 2006	$14.62	6,360	5.12

Exercisable, November 30, 2006	$13.92	5,003	4.20

The total intrinsic value of options exercised during the six months ended November 30, 2006 and 2005 was $2.1 million and $1.9 million, respectively. As of November 30, 2006, the aggregate intrinsic value of both outstanding and exercisable options was $31.3 million.
Cash received from option exercises under all share-based payment arrangements for the six month periods ended November 30, 2006 and 2005 was $5.8 million and $4.1 million, respectively. There was no tax benefit realized for the tax deductions from option exercises of the share-based payment for the six months ended November 30, 2006 and 2005, respectively.
The fair value of the nonvested share-based payment awards have been calculated using the market value of the shares on the date of issuance. We anticipate that approximately 1.3 million shares at a weighted-average exercise price of $4.21 and a weighted-average remaining contractual term of 8.52 years will ultimately vest under these plans. A summary of the status of our nonvested share-based payment awards as of November 30, 2006, and the changes during the six month period then-ended, is incorporated in the following table.
Nonvested Shares Under Option
(Shares in thousands)

	Weighted	Number of
	Average	Shares	Weighted Average
	Grant-Date	Under	Remaining
	Fair Value	Option	Contractual Term

Nonvested, June 1, 2006	$4.16	1,829
Granted	$4.34	380
Vested		(840)
Forfeited/expired	$4.20	(11)

Nonvested, November 30, 2006	$4.21	1,358	8.52

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)
NOTE C — INVENTORIES
Inventories were composed of the following major classes:

(In thousands)	November 30, 2006	May 31, 2006

Raw material and supplies	$134,092	$124,573
Finished goods	300,879	274,441

Total Inventory	$434,971	$399,014

NOTE D — COMPREHENSIVE INCOME
Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains or losses on securities and income or loss from derivatives. Total comprehensive income, comprised of net income and other comprehensive income, amounted to $130.2 million and $76.9 million during the six month periods ended November 30, 2006 and 2005, respectively, and $65.7 million and $15.7 million for the three month periods ended November 30, 2006 and 2005, respectively. The following table illustrates the components of total comprehensive income for each respective period.

	Six Months Ended		Three Months Ended
	November 30,		November 30,
(In thousands)	2006	2005	2006	2005

Net income	$114,283	$68,488	$52,941	$18,527
Foreign currency translation adjustments	4,729	8,666	4,516	(2,013)
Minimum pension liability adjustments	119	(967)	175	(380)
Unrealized gain (loss) on securities	6,749	746	6,481	(444)
Derivatives income (loss)	4,272		1,604

Total Comprehensive Income	$130,152	$76,933	$65,717	$15,690

NOTE E — ACQUISITIONS
On August 31, 2005, Tremco, Inc., a wholly-owned subsidiary of RPM, completed its acquisition of privately-owned illbruck Sealant Systems, located in Leverkusen, Germany, for approximately $136.6 million, plus debt assumption of approximately $10.3 million, subject to certain post-closing adjustments. illbruck, a leading manufacturer of high-performance sealants and installation systems for

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)
pre-fabricated construction elements and for window and door applications, had sales of approximately $190.0 million for its fiscal year ended December 31, 2004. The acquisition has extended Tremco’s product line offerings to include joint sealing tapes, flashing tapes, cartridge sealants and adhesives, strips, foils and accessories marketed under brand names such as illbruck, Festix, Perennator and Coco.
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
During the current fiscal year, we completed four relatively smaller product line acquisitions. In July, we acquired the Watco Group, which manufactures and markets industrial coatings and concrete floor coatings, with annual sales of $20.0 million and approximate goodwill of $38.6 million. During November, we completed three separate acquisitions, first acquiring certain assets of Nu-Chem, Inc., which includes intumescent fireproofing products and epoxy intumescents for petrochemical and offshore oil markets, and Permaquick Corp., a supplier of a number of waterproofing, epoxy and sealant products. The combination of these two acquisitions is expected to add approximately $12.0 million to consolidated sales annually and approximate goodwill of $9.3 million. Additionally, during November, we acquired the Dane Group in Manchester, England, which manufactures daylight fluorescent, phosphorescent and thermochromatic pigments, has estimated goodwill of $9.7 million and is expected to contribute approximately $20.0 million in annual sales.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)
NOTE F — CONTINGENCIES AND LOSS RESERVES
We provide, through our wholly owned insurance subsidiaries, certain insurance coverage, primarily product liability, to our other subsidiaries. Excess coverage is provided by third party insurers. Our reserves provide for these potential losses as well as other uninsured claims. Product warranty expense is recorded within selling, general and administrative expense. As of November 30, 2006, the current portion of these reserves amounted to $52.1 million as compared with $53.8 million at May 31, 2006 and $61.0 million at November 30, 2005, while the total long-term reserves of $7.0 million at November 30, 2006 compare with $13.3 million at May 31, 2006 and $11.6 million a year ago. The changes in the reserve balance have occurred primarily as a result of our continuing evaluation of our liability under a class action lawsuit settlement covering our Dryvit residential exterior insulated finish systems product line (“EIFS”).
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
As of November 30, 2006, our subsidiaries had a total of 11,021 active asbestos cases compared to a total of 9,501 cases as of November 30, 2005. For the quarter ended November 30, 2006, our subsidiaries secured dismissals and/or settlements of 324 claims and made total payments of $13.8 million, which included defense costs paid during the current quarter of $6.6 million. For the

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)
comparable period ended November 30, 2005, dismissals and/or settlements covered 234 claims and total payments were $13.4 million, which included defense costs paid during the quarter of $5.2 million. In some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal statistics on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis and the amounts and rates can vary widely depending on a variety of factors including the mix of malignancy and non-malignancy claims and the amount of defense costs incurred during the period.
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
As a result of an examination of our subsidiaries’ historical insurance, as previously disclosed, certain of our subsidiaries filed a complaint in July 2003 for declaratory judgment, breach of contract and bad faith against various third-party insurers, challenging their assertion that their policies covering asbestos-related claims have been exhausted. The coverage litigation involves, among other matters, insurance coverage for claims arising out of alleged exposure to asbestos containing products manufactured by the previous owner of the Bondex tradename before March 1, 1966. On March 1, 1966, Republic Powdered Metals Inc. (as it was known then), purchased the assets and assumed the liabilities of the previous owner of the Bondex tradename. That previous owner subsequently dissolved and was never a subsidiary of Republic Powdered Metals, Bondex, RPM, Inc. or the Company. Because of the earlier assumption of liabilities, however, Bondex has historically and must continue to respond to lawsuits alleging exposure to these asbestos containing products. The Company discovered that the defendant insurance companies in the coverage litigation had wrongfully used cases alleging exposure to these pre-1966 products to erode their aggregate limits. This conduct, apparently known by the insurance industry based on discovery conducted to date, was in breach of the insurers’ policy language. While this pending litigation could, in the future, result in third party coverage for a substantial amount of these future asbestos claims, the Company has not considered any such future recovery in determining the scope and amount of its reserve for future unknown asbestos claims. Two of the defendant insurers have filed counterclaims seeking to recoup certain monies should the plaintiffs prevail on their claims. Pursuant to a case management order, which is subject to change by the court, the parties have substantially completed all fact discovery and are nearing completion of the expert discovery phase of the case. The parties will next file dispositive motions (including motions for summary judgment) and related briefs. It is difficult to predict when any such motions will be decided by the court or when the court will set a definitive trial date, although the Company’s subsidiaries anticipate a trial during the 2007 calendar year.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)
During the quarter ended November 30, 2006, Bondex reached a cash settlement of $15.0 million, the terms of which are confidential by agreement of the parties, with one of the defendant insurers. The settling defendant has been dismissed from the case. The Company’s subsidiaries are aggressively pursuing their claims against the remaining insurers based on the terms of their respective policies.
We are unable at the present time to predict the timing or ultimate outcome of this insurance coverage litigation or whether there will be any further settlements. Consequently, we are unable to predict whether, or to what extent, any additional insurance may be available to cover a portion of our subsidiaries’ asbestos liabilities. We have not included any potential benefits from this litigation in calculating our current asbestos reserve. Our wholly-owned captive insurance companies have not provided any insurance or reinsurance coverage for any of our subsidiaries’ asbestos-related claims.
Claim filings in Mississippi, Ohio, Texas, Florida and Illinois at the quarter ended November 30, 2006, comprise approximately 75% of the total aggregate claims filed against Bondex. Three of these states (Mississippi, Ohio and Texas) provide for liability to be determined on a “proportional cause” basis, thereby limiting Bondex’s responsibility to only its share of the alleged asbestos exposure. Two of the three previously mentioned states have passed additional legislation impacting medical criteria and product identification in asbestos-related litigation. While there have been some changes in the type of claims filed in certain of these states, the ultimate influence these law changes will have on future claims activity and costs is still developing.
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
NOVEMBER 30, 2006
(Unaudited)
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
As a result, at the end of fiscal 2006, we increased our reserve for asbestos claims by approximately $335.0 million, while paying out $12.9 million for dismissals and/or settlements resulting in our reserve moving from $99.2 million at February 28, 2006 to $421.3 million at May 31, 2006. This reserve increase was based upon C&W’s analysis of our total estimated liability for pending and unasserted potential future claims through May 31, 2016. This amount was calculated on a pre-tax basis and was not discounted for the time value of money. As of November 30, 2006, total reserves were approximately $391.1 million. In light of the uncertainties inherent in making long-term projections, we have determined that the ten-year period through 2016 is the most reasonable time period over which reasonably accurate estimates might still be made for projecting asbestos liabilities and defense costs and, accordingly, the reserve does not include asbestos liabilities for any period past 2016.
In determining the amount of our asbestos reserves, we relied on assumptions that are based on currently known facts and projection models. Our actual expenses could be significantly higher or lower than those recorded if assumptions used in our or C&W’s calculations vary significantly from actual results. Key variables in these assumptions include the period of exposure to asbestos claims, the number and type of new claims to be filed each year, the rate at which mesothelioma incidences result in compensable claims against us, the average cost of disposing of each such new claim, the dismissal rates each year and the related annual defense costs. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projections period lengthens. A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed, the average cost of resolving each such claim and the quality of the product identification, could change our estimated liability, as could any substantial adverse verdict at trial. A federal legislative solution, further state tort reform or structured settlement transaction could also change the estimated liability.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)
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
We recognize that future facts, events and legislation, both state and/or federal, may alter our estimates of pending claims and can impact our ability to estimate unasserted potential future claims. With our outside advisors, we will continue to monitor the number and mix (disease type) of claims filed and paid each period against the estimates calculated by our asbestos liability model, the impact of state law changes and the evolving nature of federal legislative efforts to address asbestos litigation including the pending federal criminal investigation into the conduct of at least three plaintiffs’ law firms (all of whom have filed claims against our subsidiaries and many other defendants) with respect to their asbestos claim-filing practices. This federal investigation, coupled with recent judicial findings in Texas that are being considered by other judges in other jurisdictions, calls into question from a medical and legal perspective, the veracity of a significant number of asbestos claims for all defendants, including our subsidiaries. We will continue to explore all feasible alternatives available to resolve our asbestos-related exposure in a manner consistent with the best interests of our stockholders.
The following table illustrates the movement of current and long-term asbestos-related liabilities through November 30, 2006:
Asbestos Liability Movement
(Current and Long-Term)

	Balance at		Deductions	Balance at
	Beginning	Additions to	(Primarily	End of
(In thousands)	of Period	Asbestos Charge	Claims Paid)	Period

Six Months Ended November 30, 2006	$421,285		$30,201	$391,084
Year Ended May 31, 2006	101,172	$380,000	59,887	421,285
Year Ended May 31, 2005	90,607	78,000	67,435	101,172

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)
NOTE G — PENSION AND POSTRETIREMENT HEALTH CARE BENEFITS
We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the six and three month periods ended November 30, 2006 and 2005:
Pension Benefits
(In thousands)

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005

Service cost	$6,612	$6,635	$1,544	$1,237
Interest cost	4,532	4,122	2,536	2,370
Expected return on plan assets	(5,714)	(5,054)	(2,521)	(2,299)
Amortization of:
Prior service cost	96	97	11
Net gain on adoption of SFAS No. 87		(1)
Net actuarial (gains) losses recognized	1,199	1,187	901	755

Net Periodic Benefit Cost	$6,725	$6,986	$2,471	$2,063

Postretirement Benefits
(In thousands)

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005

Service cost	$—	$—	$220	$168
Interest cost	271	307	295	248
Prior service cost		(13)
Net actuarial (gains) losses recognized	(14)	29	45	21

Net Periodic Benefit Cost	$257	$323	$560	$437

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)
Pension Benefits
(In thousands)

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005

Service cost	$3,306	$3,318	$772	$619
Interest cost	2,266	2,061	1,268	1,185
Expected return on plan assets	(2,857)	(2,527)	(1,261)	(1,150)
Amortization of:
Prior service cost	48	48	5
Net gain on adoption of SFAS No. 87		(1)
Net actuarial (gains) losses recognized	600	594	450	378

Net Periodic Benefit Cost	$3,363	$3,493	$1,234	$1,032

Postretirement Benefits
(In thousands)

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005

Service cost	$—	$—	$110	$84
Interest cost	135	154	148	124
Prior service cost		(7)
Net actuarial (gains) losses recognized	(7)	15	22	11

Net Periodic Benefit Cost	$128	$162	$280	$219

The net periodic benefit cost for the non-U.S. plans for the six-month and three-month periods ended November 30, 2006 have been adjusted to reflect the May 2006 acquisition of Vandex International Ltd. The impact on expense for the six-month and three-month periods ended November 30, 2006 is $67,000 and $33,000, respectively.
We previously disclosed in our financial statements for the fiscal year ended May 31, 2006 that we expected to contribute approximately $11.9 million to the Retirement Plans in the U.S. and approximately $4.1 million to plans outside the U.S. during the current fiscal year. As of November 30, 2006, we still expect to contribute $11.9 million to the U.S. plans but now expect to contribute approximately $7.2 million to plans outside the U.S. The change in expected contributions reflects the results of the January 1, 2006 valuation performed for the Canada Registered Plan and the acquisition of Vandex International Ltd.
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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)
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
In addition to the two reportable operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets, and other expenses, including asbestos-related charges, many of which are not directly associated with either reportable operating segment. Related assets consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other expenses reconcile reportable operating segment data to total consolidated income before income taxes and identifiable assets. Comparative six month and three month results on this basis are illustrated in the following table.

	Six Months Ended		Three Months Ended
	November 30,		November 30,
(In thousands)	2006	2005	2006	2005
Net Sales
Industrial Segment	$1,073,823	$896,436	$528,569	$465,597
Consumer Segment	579,724	590,266	280,817	273,753

Consolidated	$1,653,547	$1,486,702	$809,386	$739,350

Income (Loss) Before Income Taxes
Industrial Segment	$138,195	$115,468	$64,261	$50,389
Consumer Segment	67,871	72,493	26,513	26,057
Corporate/Other	(31,740)	(82,680)	(10,733)	(48,849)

Consolidated	$174,326	$105,281	$80,041	$27,597

	November 30, 2006	May 31, 2006
Identifiable Assets
Industrial Segment	$1,616,330	$1,628,038
Consumer Segment	1,076,330	1,102,687
Corporate/Other	337,255	249,493

Consolidated	$3,029,915	$2,980,218

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)
NOTE I — DEBT
On December 29, 2006, we refinanced our $330.0 million revolving credit facility with a $400.0 million 5-year credit facility (the “New Facility”). The New Facility will be used for working capital needs, general corporate purposes, including acquisitions and to provide back-up liquidity for the issuance of commercial paper. The New Facility provides for borrowings in U.S. dollars and several foreign currencies and provides sublimits for the issuance of letters of credit in an aggregate amount of up to $35.0 million and a swing-line of up to $20.0 million for short-term borrowings of less than 15 days. In addition, the size of the New Facility may be expanded upon our request by up to an additional $175.0 million, thus potentially expanding the New Facility to $575.0 million, subject to lender approval.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2006
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
In general, we account for long-term construction-type contracts under the percentage-of-completion method, and therefore record contract revenues and related costs as our contracts progress. This method recognizes the economic results of contract performance on a timelier basis than does the completed-contract method; however, application of this method requires reasonably dependable estimates of progress toward completion, as well as other dependable estimates. When reasonably dependable estimates cannot be made, or if other factors make estimates doubtful, the completed contract method is applied. Under the completed contract method, billings and costs are accumulated on the balance sheet as the contract progresses, but no revenue is recognized until the contract is complete or substantially complete.
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
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2006
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
Goodwill
We apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which addresses the initial recognition and measurement of goodwill and intangible assets acquired in a business combination. We also apply the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be tested on an annual basis, or more frequently as impairment indicators arise. We have elected to perform the required impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated, during our fourth fiscal quarter. Calculating the fair market value of the reporting units requires significant estimates and assumptions by management. We estimate the fair value of our reporting units by applying third-party market value indicators to the respective reporting unit’s annual projected earnings before interest, taxes, depreciation and amortization. In applying this methodology, we rely on a number of factors, including future business plans, actual operating results and market data. In the event that our calculations indicate that goodwill is impaired, a fair value estimate of each tangible and intangible asset would be established. This process would require the application of discounted cash flows expected to be generated by each asset in addition to independent asset appraisals, as appropriate. Cash flow estimates are based on our historical experience and our internal business plans, and appropriate discount rates are applied. Losses, if any, resulting from goodwill impairment tests would be reflected in operating income in our income statement.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2006
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
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2006
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
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2006
utilize similar technologies, and can share manufacturing or distribution capabilities. We evaluate the profit performance of our segments based on income before income taxes, but also look to earnings before interest and taxes (“EBIT”) as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations.
In addition to the two reportable operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets, and other expenses, including asbestos-related charges, many of which are not directly associated with either operating segment. Related assets consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other expenses reconcile reportable operating segment data to total consolidated net sales, income before income taxes and identifiable assets. Comparative six month and three month results on this basis are illustrated in the following table.

	Six Months Ended		Three Months Ended
	November 30,		November 30,
(In thousands)	2006	2005	2006	2005
Net Sales
Industrial Segment	$1,073,823	$896,436	$528,569	$465,597
Consumer Segment	579,724	590,266	280,817	273,753

Consolidated	$1,653,547	$1,486,702	$809,386	$739,350

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$138,195	$115,468	$64,261	$50,389
Interest (Expense), Net	(109)	(535)	(34)	(504)

EBIT (b)	$138,304	$116,003	$64,295	$50,893

Consumer Segment
Income Before Income Taxes (a)	$67,871	$72,493	$26,513	$26,057
Interest (Expense), Net	(1,400)	175	(820)	43

EBIT (b)	$69,271	$72,318	$27,333	$26,014

Corporate/Other
(Expense) Before Income Taxes (a)	$(31,740)	$(82,680)	$(10,733)	$(48,849)
Interest (Expense), Net	(23,009)	(18,069)	(10,461)	(9,393)

EBIT (b)	$(8,731)	$(64,611)	$(272)	$(39,456)

Consolidated
Income (Loss) Before Income Taxes (a)	$174,326	$105,281	$80,041	$27,597
Interest (Expense), Net	(24,518)	(18,429)	(11,315)	(9,854)

EBIT (b)	$198,844	$123,710	$91,356	$37,451

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (“GAAP”) in the U.S., to EBIT.

(b)	EBIT is defined as earnings before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2006
RESULTS OF OPERATIONS
Three Months Ended November 30, 2006
Net Sales
On a consolidated basis, net sales of $809.4 million for the second quarter ended November 30, 2006 grew 9.5 percent, or $70.0 million, over net sales of $739.4 million during the same period last year. Seven small acquisitions contributed 2.0 percent, or $14.4 million, to the growth over last year, slightly offset by one small divestiture. Organic sales growth of 7.5 percent, or $55.6 million, included 2.2 percent from pricing initiatives and 1.2 percent from net favorable foreign exchange rates year over year, primarily against the stronger euro and Canadian dollar, offset slightly by certain weaker Latin American and other currencies.
Industrial segment net sales, which comprised 65.3 percent of the current quarter’s consolidated net sales, totaled $528.6 million; growing 13.5 percent from last year’s $465.6 million. This segment’s net sales growth resulted from the combination of five small acquisitions, which contributed 2.2 percent, plus organic sales growth of 11.3 percent, including 2.9 percent from pricing and 1.6 percent from net favorable foreign exchange differences. There were significant organic unit sales improvements virtually throughout this segment, with much of this growth related to ongoing industrial and commercial maintenance and improvement activities primarily in North America, but also in Europe, Latin America and other regions of the world, as well as increased new construction in those sectors. We continue to secure new business and grow market share among our industrial segment operations.
Consumer segment net sales, which comprised 34.7 percent of the current quarter’s consolidated net sales, increased 2.6 percent to $280.8 million from last year’s $273.8 million. Organic sales improved 1.0 percent, including 0.9 percent from pricing and 0.6 percent from net favorable foreign exchange differences. The weak organic sales performance in this segment is principally the result of fluctuating order patterns among major retail customers in their efforts to manage their inventories, as well as declines in existing homes turnover and, to a lesser extent, new housing starts, which have affected several lines of the business. The balance of the consumer segment sales increase results from acquisitions of two small product lines, partly offset by the January 2006 divestiture, for a net contribution of 1.6 percent to sales.
Gross Profit Margin
Consolidated gross profit margin of 40.3 percent of net sales this second quarter was unchanged from the same period a year ago. While there were continued higher costs of a number of our raw materials, such as asphalts and various resins, net of higher pricing initiatives, that weighed on this margin (approximately 120 bps), there were a number of price increases that have been initiated throughout the operating segments during the past year to help compensate or recover these higher material costs (approximately 130 bps).

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2006
Industrial segment gross profit margin for the second quarter remained unchanged at 42.0 percent of net sales from the same period last year. While certain higher raw material costs continued during the quarter, they were directly offset by higher pricing initiatives. Productivity gains from 6.8 percent organic unit sales growth offset increased lower-margin services sales.
Consumer segment gross profit margin for this second quarter slightly declined to 37.1 percent of net sales from 37.5 percent last year. This slight decline, of approximately 40 bps, results principally from a change in delivery terms with a major customer.
Selling, General and Administrative Expenses (“SG&A”)
Consolidated SG&A expense levels improved 230 bps to 30.9 percent of net sales compared with 33.2 percent a year ago. Reflected in the improvement is the leverage from organic sales growth, including higher pricing, in addition to last year’s $10.2 million of one-time costs, which included the finalization of the Dryvit national residential class action settlement, the sale of a small subsidiary, hurricane-related costs, and certain costs incurred for a European pension plan. The mix of increased service sales over the prior year, which are characterized by relatively lower SG&A support requirements, along with a change in delivery terms with a major customer and spending controls, also contributed to the improvement.
Industrial segment SG&A improved by 130 bps to 29.8 percent of net sales this second quarter from 31.1 percent a year ago, reflecting principally the leverage of organic sales growth and the movement in mix.
Consumer segment SG&A as a percent of net sales this second quarter improved by 60 bps to 27.4 percent compared with 28.0 percent a year ago, reflecting effective cost containment and other savings programs.
Corporate/Other SG&A expenses decreased during this year’s second quarter to $15.2 million from $24.5 million during last year’s second quarter, principally reflecting last year’s $10.2 million of one-time costs, as previously discussed. Excluding the one-time costs from the prior year, SG&A expenses increased by approximately $0.9 million during this year’s second quarter, mainly as a result of additional legal and environmental costs, coupled with higher employment-related costs, including compensation and additional grants made under the October 2004 Omnibus Equity Incentive Plan.
License fee and joint venture income of approximately $0.5 million for each of the quarters ended November 30, 2006 and 2005, are reflected as reductions of consolidated SG&A expenses.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2006
We recorded total net periodic pension and postretirement benefit cost of $5.0 million and $4.9 million for the quarters ended November 30, 2006 and 2005, respectively. This increased pension expense of $0.1 million was attributable to increased pension service and interest cost approximating $0.4 million, in combination with additional net actuarial losses incurred of $0.1 million, offset by an improvement in the expected return on plan assets of $0.4 million. We expect that pension expense will fluctuate on a year-to-year basis depending upon the investment performance of plan assets, but such changes are not expected to be material as a percentage of income before income taxes.
Asbestos Charge (Income)
As described in Note F to the Consolidated Financial Statements, we recorded a pre-tax asbestos charge during last year’s second quarter of $15.0 million, and a total of $380.0 million for the fiscal year ended May 31, 2006 in connection with the completion of a calculation of our liability for unasserted potential future asbestos-related claims by an independent consulting firm. No additional charges have been taken or incurred during the current fiscal year. During this year’s second fiscal quarter ended November 30, 2006, our Bondex subsidiary reached a settlement with one of the defendant insurers for $15.0 million, the terms of which are confidential by agreement of the parties. For additional information, refer to Note F to the Consolidated Financial Statements.
Net Interest Expense
Net interest expense was $1.5 million higher in the second quarter of fiscal 2007 than 2006. Interest rates overall averaged 5.5 percent during the quarter, compared with 4.9 percent in the prior year second quarter, accounting for $1.3 million of the interest cost increase. Higher average net borrowings of approximately $75.8 million, associated with recent acquisitions, combined with slight debt increases, added $1.1 million of interest cost, while improved investment income performance year-over-year provided approximately $0.9 million of additional income.
Income Before Income Taxes (“IBT”)
Consolidated IBT for this year’s second quarter improved by $52.4 million, or 190.0 percent, to $80.0 million from $27.6 million during last year’s second quarter, with margin comparisons of 9.9 percent of net sales versus 3.7 percent a year ago. Excluding the impact of the prior year $15.0 million pre-tax asbestos charge and the current year $15.0 million asbestos-related settlement income, IBT for this year’s second quarter would have improved by 52.7 percent, while current year margin of 8.0 percent would compare with last year’s adjusted margin of 5.8 percent.
Industrial segment IBT grew by $13.9 million, or 27.5 percent, to $64.3 million from last year’s $50.4 million, primarily from this segment’s organic unit sales growth. Consumer segment IBT

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2006
improved by 1.8 percent, to $26.5 million from $26.1 million last year, as a result of the favorable impact of acquisitions, net of a divestiture, in addition to tighter spending controls.
Income Tax Rate
The effective income tax rate was 33.9% for the three months ended November 30, 2006 compared to an effective income tax rate of 32.9% for the three months ended November 30, 2005.
For the three months ended November 30, 2006 and to a greater extent for the three months ended November 30, 2005, the effective income tax rate differed from the federal statutory rate due to decreases in the effective tax rate principally as a result of certain tax credits and by the U.S. federal tax impact of foreign operations. The decreases in the effective tax rate were partially offset by valuation allowances associated with losses incurred by certain of our foreign businesses, valuation allowances related to U.S. federal foreign tax credit carryforwards, state and local income taxes and other non-deductible business operating expenses.
As of November 30, 2006, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we intend to maintain the tax valuation allowances recorded at November 30, 2006 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support the reversal of the tax valuation allowances.
The valuation allowance relates to U.S. federal foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets recorded in purchase accounting. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting. Any reversal of the valuation allowance that was recorded in purchase accounting would reduce goodwill.
The effective income tax rate for the three months ended November 30, 2006 reflects the impact of a $15.0 million asbestos liability adjustment related to the cash settlement received by our Bondex subsidiary. Excluding the asbestos liability adjustment, the effective income tax rate for this year’s second quarter would have been adjusted to a pro-forma effective income tax rate of 33.8%. The effective income tax rate for the three months ended November 30, 2005 reflects the impact of the $15.0 million asbestos charge recorded during the quarter. Excluding the asbestos charge, the effective income tax rate for last year’s second quarter would have been adjusted to a pro-forma effective income tax rate of 33.5%.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2006
Net Income
Net income of $52.9 million for the three months ended November 30, 2006 compares to net income of $18.5 million for the same period last year. Prior year net income reflects the combined impact of an after-tax asbestos reserve charge of $15.0 million and a number of nonrecurring charges totaling $10.2 million (as previously discussed), while the current quarter reflects the impact of a cash settlement received from one of the defendant insurers for $15.0 million, as discussed above. Excluding the impact of the asbestos-related items, this year’s second quarter net income would have reflected an improvement of $14.8 million, or 52.1 percent, to $43.1 million from last year’s adjusted $28.3 million. Adjusted margin on sales of 5.3 percent this year compares to last year’s adjusted 3.8 percent, excluding the asbestos-related impact, with this 150 bps margin difference mostly the result of the combination of higher organic unit sales volume, the one-time costs a year ago, the impact of pricing initiatives, and tighter spending controls.
Diluted earnings per common share for this year’s second quarter improved by 180.0 percent, to $0.42 from $0.15 a year ago. Excluding the impact of the prior year asbestos charge and current year asbestos settlement income, diluted earnings per common share for this year’s second quarter improved to $0.34, or by 47.8 percent, compared with last year’s adjusted $0.23.
Six Months Ended November 30, 2006
Net Sales
On a consolidated basis, net sales of $1,653.5 million for the first six months ended November 30, 2006 grew 11.2 percent, or $166.8 million, over net sales of $1,486.7 million during the same period last year. The August 31, 2005 acquisition of illbruck Sealant Systems (“illbruck”), plus seven other smaller acquisitions, slightly offset by one small divestiture, contributed 5.6 percent, or $84.0 million, to the growth over last year. Organic sales growth of 5.6 percent, or $82.9 million, included 2.4 percent from pricing initiatives and 1.2 percent from net favorable foreign exchange rates year over year, primarily against the stronger euro and Canadian dollar, offset slightly by certain weaker Latin American and other currencies.
Industrial segment net sales, which comprised 64.9 percent of the current year’s consolidated net sales, totaled $1,073.8 million; growing 19.8 percent from last year’s $896.4 million. This segment’s net sales growth resulted from the combination of the acquisition of illbruck, plus five other smaller acquisitions, which contributed 8.8 percent, plus organic sales growth of 9.5 percent, including 2.8 percent from pricing. Net favorable foreign exchange differences provided additional sales growth of 1.5 percent.
Consumer segment net sales, which comprised 35.1 percent of the current year’s consolidated net sales, declined 1.8 percent to $579.7 million from last year’s $590.3 million. Organic sales declined 2.6 percent, which includes pricing of 1.8 percent and 0.7 percent from net favorable foreign exchange differences. Contributions to sales from acquisitions of two small product lines

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2006
were offset by the January 2006 divestiture, for a nominal net contribution of 0.8 percent to sales. The organic decline in this segment is principally the result of fluctuating order patterns among major retail customers in their efforts to manage their inventories, as well as declines in existing homes turnover and, to a lesser extent, new housing starts, which have affected several lines of the business.
Gross Profit Margin
Consolidated gross profit margin of 40.6 percent of net sales this first half declined from 41.2 percent a year ago. This margin decline of 60 bps is the result of several factors, a main one being continued higher costs of a number of our raw materials, such as asphalts and various resins, net of higher pricing initiatives (approximately 20 bps). Numerous price increases have been initiated throughout the operating segments during the past year to help compensate or recover these higher material costs, a number of which are beginning to moderate. Several recent acquisitions, particularly illbruck, also carry inherently lower gross margin structures and further impacted gross margin this quarter, by approximately 10 bps. In addition, a comparatively lower-margin mix of sales, including increased services sales which also generate structurally lower gross margin, further weighed on this margin.
Industrial segment gross profit margin for this year’s first half declined to 41.8 percent of net sales from 42.9 percent last year. This 110 bps margin decline in this segment essentially relates to the illbruck acquisition (approximately 30 bps), higher raw material costs (approximately 40 bps) and the mainly service-driven lower-margin mix of sales (approximately 20 bps).
Consumer segment gross profit margin for this first half slightly declined to 38.3 percent of net sales from 38.7 percent last year, principally a function of the organic sales decline in this segment and the change in delivery terms with a major customer during this year’s second quarter.
Selling, General and Administrative Expenses (“SG&A”)
Consolidated SG&A expense levels decreased 140 bps to 29.5 percent of net sales compared with 30.9 percent a year ago. Reflected in the improvement is the leverage from organic sales growth, including higher pricing, in addition to last year’s $10.2 million of one-time costs, as previously discussed. The mix of increased service sales over the prior year, which are characterized by relatively lower SG&A support requirements, along with the change in delivery terms with a major customer during this year’s second quarter, and tighter spending controls, also contributed to the improvement.
Industrial segment SG&A improved by 100 bps to 29.0 percent of net sales this first half from 30.0 percent a year ago, reflecting principally the leverage of organic sales growth, the movement in mix, and the influence of favorable acquisitions.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2006
Consumer segment SG&A as a percent of net sales this first half remained relatively steady at 26.3 percent compared with 26.5 percent a year ago, reflecting the change in delivery terms with a major customer, effective cost containment and other savings programs.
Corporate/Other SG&A expenses decreased during this year’s first half to $23.7 million from $34.6 million during last year’s first half, principally reflecting primarily last year’s $10.2 million of one-time costs, as previously discussed. Excluding the one-time costs from the prior year, SG&A expenses increased by approximately $0.7 million during this year’s first half, mainly as a result of additional legal and environmental costs, coupled with higher employment-related costs, including compensation and additional grants made under the Omnibus Plan.
License fee and joint venture income of approximately $1.2 million and $0.9 million for the quarters ended November 30, 2006 and 2005, respectively, are reflected as reductions of consolidated SG&A expenses.
We recorded total net periodic pension and postretirement benefit cost of $10.0 million and $9.8 million for the six months ended November 30, 2006 and 2005, respectively. This increased pension expense of $0.2 million was attributable to increased pension service and interest cost approximating $0.9 million, in combination with additional net actuarial losses incurred of $0.2 million, offset by an improvement in the expected return on plan assets of $0.9 million. We expect that pension expense will fluctuate on a year-to-year basis depending upon the investment performance of plan assets, but such changes are not expected to be material as a percentage of income before income taxes.
Asbestos Charge (Income)
As described in Note F to the Consolidated Financial Statements, we recorded a pre-tax asbestos charge during last year’s first half of $30.0 million, and a total of $380.0 million for the fiscal year ended May 31, 2006 in connection with the completion of a calculation of our liability for unasserted potential future asbestos-related claims by an independent consulting firm. There was no related charge taken or incurred during this year’s first six months ended November 30, 2006; however, our Bondex subsidiary reached a cash settlement of $15.0 million during the recently completed quarter, the terms of which are confidential by agreement of the parties, with one of the defendant insurers. For additional information, refer to Note F to the Consolidated Financial Statements.
Net Interest Expense
Net interest expense was $6.1 million higher in the first half of fiscal 2007 than 2006. Included in this increase is $1.1 million paid in association with the early retirement of our Private Placement Senior Notes during the quarter ended August 31, 2006 (refer to Liquidity and Capital Resources — Financing Activities, below). Interest rates overall averaged 5.5 percent during the first half, compared with 4.9 percent in the prior year first half, accounting for $2.7 million of the

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2006
interest cost increase. Higher average net borrowings of approximately $132.9 million, associated with recent acquisitions, added $3.8 million of interest cost, while debt reductions and improved investment income performance year-over-year, provided a combined $1.5 million of additional income.
Income Before Income Taxes (“IBT”)
Consolidated IBT for this year’s first half improved by $69.0 million, or 65.6 percent, to $174.3 million from $105.3 million during last year’s first half, with margin comparisons of 10.5 percent of net sales versus 7.1 percent a year ago. Excluding the impact of the prior year $30.0 million pre-tax asbestos charge and the current year $15.0 million pre-tax asbestos-related settlement income, IBT for this year’s first half would have improved by 17.8 percent, while current year margin of 9.6 percent would compare with last year’s adjusted margin of 9.1 percent.
Industrial segment IBT grew by $22.7 million, or 19.7 percent, to $138.2 million from last year’s $115.5 million, primarily from this segment’s organic unit sales growth. Consumer segment IBT declined by 6.4 percent, to $67.9 million from $72.5 million last year, mainly as a result of organic unit sales decline, partly offset by spending controls.
Income Tax Rate
The effective income tax rate was 34.4% for the six months ended November 30, 2006 compared to an effective income tax rate of 34.9% for the six months ended November 30, 2005.
For the six months ended November 30, 2006 and, to a lesser extent for the six months ended November 30, 2005, the effective tax rate differed from the federal statutory rate due to decreases in the effective tax rate principally as a result of certain tax credits and by the U.S. federal tax impact of foreign operations. Furthermore, during the six months ended November 30, 2005, a decrease in the effective tax rate resulted from a one-time state income tax benefit relating to changes in Ohio tax laws, including the effect of lower tax rates, enacted on June 30, 2005. The decreases in the effective tax rate were partially offset by valuation allowances associated with losses incurred by certain of our foreign businesses, valuation allowances related to U.S. federal foreign tax credit carryforwards, state and local income taxes and other non-deductible business operating expenses.
As described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended November 30, 2006, there is uncertainty as to whether we will be able to recognize certain deferred tax assets. Refer to the section of this filing mentioned above for further information.
The effective income tax rate for the six months ended November 30, 2006 reflects the impact of a $15.0 million asbestos liability adjustment related to the cash settlement received by our

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2006
Bondex subsidiary. Excluding the asbestos liability adjustment, the effective income tax rate for this year’s first six months would have been adjusted to a pro-forma effective income tax rate of 34.5%. The effective income tax rate for the six months ended November 30, 2005 reflects the impact of the $30.0 million asbestos charge. Excluding the asbestos charge, the effective income tax rate for the first six months of last year would have been adjusted to a pro-forma effective income tax rate of 35.2%.
Net Income
Net income of $114.3 million for the six months ended November 30, 2006 compares to net income of $68.5 million for the same period last year. Prior year net income reflects the impact of an after-tax asbestos reserve charge of $30.0 million, while the current year reflects the impact of a cash settlement received from one of the defendant insurers for $15.0 million, as discussed previously. Excluding the impact of the prior year asbestos-related charge and the current year asbestos-related income, this year’s first half net income would have reflected an improvement of $16.8 million, or 19.1 percent, to $104.4 million from last year’s adjusted $87.6 million. Margin on sales of 6.3 percent this year compares to last year’s adjusted 5.9 percent, excluding the asbestos items, with this 40 bps margin difference mostly the result of the combination of higher organic unit sales volume, the one-time costs a year ago, the movement in sales mix, and the influence of several favorable acquisitions.
Diluted earnings per common share for this year’s first half improved by 63.6 percent, to $0.90 from $0.55 a year ago. Excluding the asbestos items, diluted earnings per common share for this year’s first half improved by 18.6 percent, to $0.83, compared with last year’s adjusted $0.70.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows From:
Operating Activities
Operating activities generated positive cash flow of $91.4 million during the first half of fiscal 2007 compared with $95.6 million generated during the same six month period of fiscal 2006. Six month net income of $114.3 million represents a $45.8 million increase over the first six months of fiscal 2006 net income of $68.5 million. Adjusted net income (excluding $19.1 after-tax asbestos charges made through November of fiscal 2006) would have been $87.6 million in November fiscal 2006 resulting in a change of $26.7 million year-over-year, or an increase from 2006 of 30.4 percent. Cash flow from operations during the first six months was positively impacted by additional depreciation and amortization of $2.8 million versus the prior period.
Changes in operating working capital required an additional $25.6 million use of cash period-over-period. More specifically, trade accounts receivable provided $33.3 million in cash flow. Inventories required $24.5 million in additional operating cash period-over-period as a result of

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2006
increased days outstanding in inventory since May 31, 2006, primarily related to certain strategic inventory builds to better accommodate arrangements with overseas production partners and in consideration of certain regulatory changes ahead. Accounts payable required $11.1 million additional cash period-over-period, mainly as a result of the higher inventory levels and the timing of payments. Prepaid and other current assets were a use of cash of approximately $19.2 million primarily related to an increase in insurance receivables. Accrued compensation and benefits were a cash usage of $11.9 million in cash period-over-period, a large portion of which resulted from additional compensation expense tied to the improved fiscal 2006 operating performance. All other remaining balance sheet changes related to changes in working capital had a net favorable impact of $7.8 million.
Changes in items not affecting cash and other was a use of cash of $7.4 million.
Changes in long-term and short-term asbestos related reserves, net of taxes, of $19.3 million in the first six months of fiscal 2007 versus $0.4 million in the comparable period of fiscal 2006 reflects the $19.1 million after-tax asbestos charge taken a year ago, as the related payments were approximately the same each period.
Cash provided from operations remains our primary source of financing internal growth, with limited use of short-term debt.
Investing Activities
Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth through improved production and distribution efficiencies and capacity, and to enhance administration. Capital expenditures during the first six months of $22.2 million compare with depreciation of $28.4 million. While we are not a capital intensive business and capital expenditures generally do not exceed depreciation in a given year, capital spending is expected to slightly outpace our depreciation levels for the next several years as additional capacity is brought on-line to support our continued growth. With this additional minor plant expansion, we believe there will be adequate production capacity to meet our needs for the next several years at normal growth rates.
During this year’s first six months, we invested a total of $79.6 million for acquisitions of businesses.
Our captive insurance companies invest in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in these activities between years are attributable to the timing and performance of their investments.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2006
Financing Activities
On December 29, 2006, we refinanced our $330.0 million revolving credit facility with a $400.0 million 5-year credit facility (the “New Facility”). The New Facility will be used for working capital needs, general corporate purposes, including acquisitions and to provide back-up liquidity for the issuance of commercial paper. The New Facility provides for borrowings in U.S. dollars and several foreign currencies and provides sublimits for the issuance of letters of credit in an aggregate amount of up to $35.0 million and a swing-line of up to $20.0 million for short-term borrowings of less than 15 days. In addition, the size of the New Facility may be expanded upon our request by up to an additional $175.0 million, thus potentially expanding the New Facility to $575.0 million, subject to lender approval.
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
On October 19, 2005, we issued and sold $150 million aggregated principal amount of 6.7% Senior Unsecured Notes due 2015 (“6.7% Senior Unsecured Notes”) of our indirect wholly owned subsidiary, RPM United Kingdom G.P. RPM International Inc. will fully and unconditionally guarantee the payment obligations under the 6.7% Senior Unsecured Notes. The net proceeds of the offering of the 6.7% Senior Unsecured Notes were used by RPM United Kingdom G.P. for refinancing $138 million of revolving credit facility borrowings associated with the August 31, 2005 acquisition of illbruck and for other general corporate purposes. Concurrent with the issuance of the 6.7% Senior Unsecured Notes, RPM United Kingdom G.P. entered into a cross currency swap, which fixed the interest and principal payments in euros for the life of the 6.7% Senior Unsecured Notes and results in an effective euro fixed rate borrowing of 5.31%. The 6.7% Senior Unsecured Notes were offered to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The Notes have not been and will not be registered under the Securities Act of 1933 or any state securities laws.
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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2006
Our available liquidity beyond our cash balance at November 30, 2006 stood at $296.3 million (subsequent to quarter end, we refinanced our $330.0 million revolving credit facility with a new 5-year, $400.0 million revolving credit facility, thus increasing our overall liquidity). Our debt-to-capital ratio was 48.1% at November 30, 2006 compared with 48.6% at May 31, 2006. Had we been able to reduce our total outstanding debt by all of our cash and short-term investments available as of November 30, 2006 and May 31, 2006, our adjusted net (of cash) debt-to-capital ratio would have been 44.3% and 45.3%, respectively.
The following table summarizes our financial obligations and their expected maturities at November 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.
Contractual Obligations
(In thousands)

	Total
	Contractual	Payments Due In
	Payment Stream	2007	2008-09	2010-11	After 2011
Long-term debt obligations	$949,756	$4,856	$591,490	$654	$352,756
Operating lease obligations	96,570	27,893	34,792	15,105	18,780
Other long-term liabilities (1)	381,061	61,924	86,186	79,546	153,405

Total	$1,427,387	$94,673	$712,468	$95,305	$524,941

(1)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume $11.9 million will be contributed to the U.S. plan in fiscal 2007; all other plans and years assume the required minimum contribution will be contributed. Also included are expected interest payments on long-term debt.
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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2006
OTHER MATTERS
Environmental Matters
Environmental obligations continue to be appropriately addressed and, based upon the latest available information, it is not anticipated that the outcome of such matters will materially affect the Company’s results of operations or financial condition. Our critical accounting policies and estimates set forth above describe our method of establishing and adjusting environmental-related accruals and should be read in conjunction with this disclosure. (For additional information, refer to “Part II, Item 1. — Legal Proceedings.”)
Income Tax Matters
On December 20, 2006 the “Tax Relief and Health Care Act of 2006” (the Act) was signed into law. Included in the Act is a provision retroactively reinstating the research credit. Additionally, the Act creates an alternative simplified credit method of computing the research credit. In general, a taxpayer may elect the alternative simplified credit method which computes the research credit as a percentage of current year qualified research expenses in excess of a base amount.
The effective date of the retroactive reinstatement is for qualifying research amounts paid or incurred after December 31, 2005. In addition, transitional rules apply for taxpayers with tax year ends that overlap the 2006 and 2007 calendar year ends. Accordingly, the transitional rules will be applicable for our fiscal year ending May 31, 2007.
Under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), changes in tax laws are recognized in the period in which the new legislation is enacted. An allocation of the tax effects to an earlier or later interim period is prohibited. Consistent with SFAS 109, the potential tax effects of the retroactive reinstatement of the research credit are not included in our results for the period ended November 30, 2006. Further, on a prospective basis, we have estimated that potential tax effects of the retroactive reinstatement of the research credit will not have a material impact on our results for the fiscal year ending May 31, 2007.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2006
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
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2006
ITEM 4. CONTROLS AND PROCEDURES
(a)	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
          The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2006 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
(b)	CHANGES IN INTERNAL CONTROL.
          There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
EIFS Litigation
As of November 30, 2006, Dryvit was a defendant or co-defendant in various single family residential exterior insulated finish systems (“EIFS”) cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.
Dryvit is a defendant in a class action lawsuit filed on November 14, 2000 in Jefferson County, Tennessee styled Bobby R. Posey, et al. v. Dryvit Systems, Inc. (formerly styled William J. Humphrey, et al. v. Dryvit Systems, Inc.) (Case No. 17,715-IV) (“Posey”). A preliminary approval order was entered on April 8, 2002 in the Posey case for a proposed nationwide class action settlement which was subsequently approved after several appeals. The deadline for filing claims in the Posey class action expired on June 5, 2004 and claims have been processed during the pendency of the various appeals. On September 15, 2005, a final, non-appealable order was entered finally approving the nationwide class. As of November 30, 2006, approximately 7,198 total claims had been filed as of the June 5, 2004 claim filing deadline. Of these 7,198 claims, approximately 4,410 claims have been rejected or closed for various reasons under the terms of the settlement. Approximately 1,222 of the remaining claims are at various stages of review and processing under the terms of the settlement and it is possible that some of these claims will be rejected or closed without payment. As of November 30, 2006, a total of 1,566 claims have been paid for a total of approximately $13.3 million. Additional payments have and will continue to be made under the terms of the settlement agreement which include inspection costs, third party warranties and class counsel attorneys’ fees.
Third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from the Company’s third party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third party insurers. One of the Company’s excess insurers filed suit in the Northern District of Ohio (Case No. 1:05CV1903) seeking a declaration with respect to its rights and obligations for EIFS related claims under its applicable policies. The court granted Dryvit’s motion to stay the federal filing based on a more complete state court complaint filed on November 23, 2005 against these same insurers and the Company’s insurance broker in Cuyahoga County Ohio Common Pleas Court (Case No. CV05 578004). This state court case has been set for trial for December 2007. The trial date could change as discovery in the case progresses. For additional information on our Dryvit EIFS litigation, including a discussion of the existing reserves, see Note F to the Consolidated Financial Statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
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
As of November 30, 2006, the Company’s subsidiaries had a total of 11,021 active asbestos cases compared to a total of 9,501 cases as of November 30, 2005. For the quarter ended November 30, 2006, the Company’s subsidiaries secured dismissals and/or settlements of 324 claims and made total payments of $13.8 million, which included defense costs paid during the current quarter of $6.6 million. For the comparable period ended November 30, 2005, dismissals and/or settlements covered 234 claims and total payments were $13.4 million, which included defense costs paid during the quarter of $5.2 million. In some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal statistics on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis and the amounts and rates can vary widely depending on a variety of factors including the mix of malignancy and non-malignancy claims and the amount of defense costs incurred during the period.
For additional information on our asbestos litigation, including a discussion of our asbestos reserve, see Note F of the Notes to Consolidated Financial Statements.
Environmental Proceedings
As previously reported, several of the Company’s subsidiaries are, from time to time, identified as a “potentially responsible party” under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental statutes. In some cases, the Company’s subsidiaries are participating in the cost of certain clean-up efforts or other remedial actions. The Company’s share of such costs, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations. See “Item 2 -

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters,” in this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)
The following table presents information about repurchases of RPM International Inc. common stock made by us during the second quarter of fiscal 2007:

			Total Number of	Maximum
			Shares Purchased	Number of
			as Part of	Shares that May
			Publicly	Yet be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased(1)	Paid per Share	or Programs	or Programs
September 1, 2006 through September 30, 2006	—	—	—	—
October 1, 2006 through October 31, 2006	3,996	$19.15	—	—
November 1, 2006 through November 30, 2006	—	—	—	—
TOTAL	3,996	$19.15	—	—

(1)	The number of shares reported as repurchased are attributable to shares that were disposed of back to us by certain directors in satisfaction of tax obligations related to the vesting of restricted stock which was granted to the directors under the RPM International Inc. 2003 Restricted Stock Plan for Directors.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Stockholders of RPM International Inc. was held on October 5, 2006. The following matters were voted on at the meeting.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
1.	Election of Bruce A. Carbonari, James A. Karman, Donald K. Miller and Joseph P. Viviano as Directors of the Company. The nominees were elected as Directors with the following votes:

Bruce A. Carbonari
For	101,491,322
Withheld	2,844,637
Broker non-votes	0
James A. Karman
For	100,118,166
Withheld	4,217,793
Broker non-votes	0
Donald K. Miller
For	96,940,220
Withheld	7,395,739
Broker non-votes	0
Joseph P. Viviano
For	100,659,753
Withheld	3,676,206
Broker non-votes	0
In addition to the Directors above, the following Directors’ terms of office continued after the Annual Meeting of Stockholders: Edward B. Brandon, William A. Papenbrock, Frank C. Sullivan, Thomas C. Sullivan, Dr. Max D. Amstutz, Charles A. Ratner, William B. Summers, Jr. and Dr. Jerry Sue Thornton.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
2.	The proposal to approve and adopt the RPM International Inc. 2007 Restricted Stock Plan was approved with the following votes:

For	71,178,905
Against	11,905,294
Abstain	609,126
Broker Non-Votes	20,642,633
3.	The proposal to approve and adopt the RPM International Inc. 2007 Incentive Compensation Plan was approved with the following votes:

For	96,032,779
Against	7,554,013
Abstain	749,164
Broker Non-Votes	0
For information on how the votes for the above matters were tabulated, see the Company’s definitive Proxy Statement used in connection with the Annual Meeting of Stockholders on October 5, 2006.
ITEM 6. EXHIBITS

Exhibit
No.	Exhibit Description

*10.1	RPM International Inc. 2007 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 12, 2006 (File No. 001-14187).

*10.2	RPM International Inc. 2007 Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 12, 2006 (File No. 001-14187).

*10.3	Form of Amended and Restated Employment Agreement, dated as of October 5, 2006, by and between the Company and each of Ronald A. Rice, Executive Vice President, Chief Operating Officer and Assistant Secretary; P. Kelly Tompkins, Executive Vice President, Chief Administrative Officer and Secretary; and Paul G. Hoogenboom, Senior Vice President — Manufacturing and Operations and Chief Information Officer, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 12, 2006 (File No. 001-14187).

11.1	Computation of Net Income per share of Common Stock. (x)

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Exhibit
No.	Exhibit Description

23.2	Consent of Independent Public Accounting Firm. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer. (x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer. (x)

(x)	Filed herewith.

*	Management contract or compensatory plan or arrangement.

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
Dated: January 9, 2007