Form 10-Q
period 2007-02-28
RPM INTERNATIONAL INC/DE/
filed 2007-04-09
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended February 28, 2007,
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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)
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
Yes ☐      No ☑.
As of April 4, 2007
120,891,741 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	February 28, 2007	May 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and short-term investments	$137,697	$108,616
Trade accounts receivable (less allowances of $19,810 and $20,252, respectively)	481,916	650,945
Inventories	453,285	399,014
Deferred income taxes	56,286	48,885
Prepaid expenses and other current assets	190,568	161,758

Total current assets	1,319,752	1,369,218

Property, Plant and Equipment, at Cost	909,844	887,276
Allowance for depreciation and amortization	(471,341)	(442,584)

Property, plant and equipment, net	438,503	444,692

Other Assets
Goodwill	792,854	750,635
Other intangible assets, net of amortization	336,884	321,942
Other	91,593	93,731

Total other assets	1,221,331	1,166,308

Total Assets	$2,979,586	$2,980,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$250,775	$333,684
Current portion of long-term debt	3,514	6,141
Accrued compensation and benefits	112,127	136,384
Accrued loss reserves	68,434	66,678
Asbestos-related liabilities	57,925	58,925
Other accrued liabilities	104,363	111,688

Total current liabilities	597,138	713,500

Long-Term Liabilities
Long-term debt, less current maturities	933,027	870,415
Asbestos-related liabilities	314,935	362,360
Other long-term liabilities	102,215	108,002
Deferred income taxes	2,878

Total long-term liabilities	1,353,055	1,340,777

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01 authorized 300,000 shares; issued and outstanding 120,772 as of February 2007; issued and outstanding 118,743 as of May 2006	1,208	1,187
Paid-in capital	574,932	545,422
Treasury stock, at cost
Accumulated other comprehensive income	40,375	29,839
Retained earnings	412,878	349,493

Total stockholders’ equity	1,029,393	925,941

Total Liabilities and Stockholders’ Equity	$2,979,586	$2,980,218

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended		Three Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Net Sales	$2,333,041	$2,099,177	$679,494	$612,475

Cost of Sales	1,398,412	1,242,494	416,009	369,096

Gross Profit	934,629	856,683	263,485	243,379

Selling, General and Administrative Expenses	728,264	683,290	240,964	223,696

Asbestos (Income)/Charge	(15,000)	45,000		15,000

Interest Expense, Net	35,664	28,391	11,146	9,962

Income (Loss) Before Income Taxes	185,701	100,002	11,375	(5,279)

Provision (Benefit) for Income Taxes	61,367	34,201	1,323	(2,592)

Net Income (Loss)	$124,334	$65,801	$10,052	$(2,687)

Average Number of Shares of Common Stock Outstanding:

Basic	117,817	116,710	118,430	116,881

Diluted	128,371	127,533	129,001	116,881

Basic earnings (loss) per share of common stock	$1.06	$0.56	$0.08	$(0.02)

Diluted earnings (loss) per share of common stock	$0.99	$0.54	$0.08	$(0.02)

Cash dividends per share of common stock	$0.510	$0.470	$0.175	$0.160

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 28,
	2007	2006
Cash Flows From Operating Activities:
Net income	$124,334	$65,801
Depreciation and amortization	59,046	53,216
Items not affecting cash and other	(4,975)	(1,123)
Changes in operating working capital	(13,575)	(5,633)
Changes in asbestos-related liabilities, net of tax	(30,991)	(872)

	133,839	111,389

Cash Flows From Investing Activities:
Capital expenditures	(34,111)	(31,194)
Acquisition of businesses, net of cash acquired	(75,018)	(162,241)
Purchases of marketable securities	(69,539)	(46,637)
Proceeds from the sale of marketable securities	52,026	36,500
Proceeds from the sale of assets		10,575
Other	1,158	1,349

	(125,484)	(191,648)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	308,375	188,914
Reductions of long-term and short-term debt	(252,833)	(151,841)
Cash dividends	(60,949)	(55,447)
Exercise of stock options	23,933	7,101

	18,526	(11,273)

Effect of Exchange Rate Changes on Cash and Short-Term Investments	2,200	469

Increase (Decrease) in Cash and Short-Term Investments	29,081	(91,063)

Cash and Short-Term Investments at Beginning of Period	108,616	184,140

Cash and Short-Term Investments at End of Period	$137,697	$93,077

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)
NOTE A – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and nine month periods ended February 28, 2007 and 2006. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2006.
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
The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 becomes effective for the first quarter of our fiscal year ending May 31, 2008. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.
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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)
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
NOTE C – STOCK-BASED COMPENSATION
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
Effective June 1, 2006, we adopted the provisions of SFAS No. 123(R), utilizing the modified-prospective method of accounting. Due to our previous adoption of the fair value recognition provisions under SFAS No. 123, and due to the fact that all unvested awards at the time of adoption were being recognized under a fair value approach, our adoption of SFAS No. 123(R) did not impact our operating income or cash flows for the three and nine month periods ended February 28, 2007.
As of February 28, 2007, we had six share-based compensation plans for employees and/or directors of the company, as further described below. Total compensation expense recognized in the consolidated statements of income for share-based compensation arrangements was $5.7 million and $4.9 million for each of the nine month periods ended February 28, 2007 and 2006, respectively, and $2.2 million and $1.9 million for each of the three month periods ended February 28, 2007 and 2006, respectively. The total income tax benefit recognized for share-based compensation arrangements was approximately $1.7 million and $1.3 million for the nine month periods ended February 28, 2007 and 2006, respectively, and $0.7 million and $0.5 million for the three month periods ended February 28, 2007 and 2006, respectively. There was no compensation cost capitalized as inventory or fixed assets during either of the nine month periods ended February 28, 2007 or 2006.
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
FEBRUARY 28, 2007
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
In addition to the restricted shares outstanding under the Omnibus Plan, we have restricted shares outstanding under two equity compensation plans for employees – the Performance Accelerated Restricted Stock Plan (the “PARS Plan”) and the 1997 Restricted Stock Plan (“1997 Plan”). Under the terms of the PARS plan, up to 1,000,000 shares may be awarded to certain employees, generally subject to forfeiture until the completion of ten years of service or the attainment of certain performance goals. No shares were issued under the PARS Plan in fiscal 2006 or during the nine months ended February 28, 2007. Under the 1997 Plan, up to 1,562,500 shares may be awarded to certain employees, generally subject to forfeiture. The shares vest upon the latter of attainment of age 55 and the fifth anniversary of the May 31st immediately preceeding the date of the grant. During the nine months ended February 28, 2007, 38,149 shares were awarded under the 1997 Plan at a weighted average price of $18.52. Nonvested restricted shares of common stock under each of these plans are eligible for dividend payments.
The following table summarizes nonvested restricted share activity under the Plans as of and for the nine month period ended February 28, 2007:
Nonvested Restricted Shares
(Shares in thousands)

	Weighted
	Average		Weighted Average
	Grant-Date	Number of	Remaining
	Fair Value	Shares	Contractual Term

Nonvested, June 1, 2006	$14.92	1,367
Granted	$18.78	444
Vested	$14.48	(19)
Forfeited/expired	$13.26	(72)

Nonvested, February 28, 2007	$15.99	1,720	3.69

The fair value of the nonvested restricted share awards have been calculated using the market value of the shares on the date of issuance. We anticipate that approximately 1.6 million shares at a weighted-average exercise price of $15.85 and a weighted-average remaining contractual term of 3.79 years will

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)
ultimately vest, based upon the unique terms and participants of each plan. Approximately 10,000 shares of restricted stock were vested at June 1, 2006, with 5,971 restricted shares vested as of February 28, 2007. As of February 28, 2007, total unrecognized compensation cost related to nonvested restricted shares of common stock awards granted was $16.8 million. That cost is expected to be recognized over a weighted-average period of 3.79 years.
We have options outstanding under the 1996 Key Employees Stock Option Plan, which provides for the granting of options for up to 9,000,000 shares. Stock options are granted to employees and directors at an exercise price equal to the fair market value of RPM International Inc. stock at the date of grant. These options are generally exercisable cumulatively in equal annual installments commencing one year from the grant date, and have expiration dates ranging from October 2007 to October 2014. Compensation cost for these awards is recognized on a straight-line basis over the related vesting period. The total fair value of shares vested during the nine months ended February 28, 2007 was $35.6 million. Shares of common stock under option are not eligible for dividend payments until the shares are exercised.
We also grant stock appreciation rights (“SARs”) to employees under the Omnibus Plan. The SARs are issued at fair value at the date of grant, have up to ten-year terms and vest over four years. Currently all SARs outstanding are to be settled with stock. SARs granted during the nine month periods ended February 28, 2007 and 2006 were 380,000 shares at a weighted-average grant price of $18.80 and 560,000 shares at a weighted-average grant price of $17.65, respectively. As of February 28, 2007, there were 921,500 SARs outstanding. The fair value of all nonvested share-based payment awards have been calculated using the market value of the shares on the date of issuance. The fair value of stock options and SARs granted is estimated as of the date of the grant using a Black-Scholes option-pricing model with the following weighted average assumptions for each of the following years ended May 31:

	2007	2006

Risk-free interest rate	4.6%	4.2%
Expected life of option	6.7 yrs	6.0 yrs
Expected dividend yield	3.7%	3.6%
Expected volatility rate	27.4%	27.7%
The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options granted is derived from the input of the option-pricing model and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of our shares of common stock.
The following table summarizes stock based award activity under the Plans as of and for the nine month period ended February 28, 2007:

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)
Shares Under Option
(Shares in thousands)

	Weighted
	Average	Number of	Weighted Average
	Exercise	Shares Under	Remaining
	Price	Option	Contractual Term

Outstanding, June 1, 2006	$14.34	6,414
Granted	$18.80	380
Canceled/expired	$14.75	(42)
Exercised	$14.44	(1,661)

Outstanding, February 28, 2007	$14.64	5,091	5.65

Exercisable, February 28, 2007	$13.71	3,757	4.71

The total intrinsic value of options exercised during the nine months ended February 28, 2007 and 2006 was $11.4 million and $3.0 million, respectively. As of February 28, 2007, the aggregate intrinsic value of both outstanding and exercisable options was $36.4 million and the aggregate fair value was $14.8 million.
The aggregate intrinsic value of options both vested and outstanding, 3.76 million shares, and those ultimately expected to vest, 1.25 million shares, for all stock option plans was $44.0 million. The weighted-average exercise price for all outstanding shares under option is $14.64, with a weighted-average remaining contractual term of 5.65 years.
Cash received from option exercises under all share-based payment arrangements for the nine month periods ended February 28, 2007 and 2006 was $23.9 million and $7.1 million, respectively. There was no tax benefit realized for the tax deductions from option exercises of the share-based payment for either of the nine month periods ended February 28, 2007 and 2006.
We anticipate that approximately 1.25 million shares at a weighted-average exercise price of $4.21 and a weighted-average remaining contractual term of 8.29 years will ultimately vest under these plans. A summary of the status of our nonvested share-based payment awards as of February 28, 2007, and the changes during the nine month period then-ended, is incorporated in the following table:

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)
Nonvested Shares Under Option
(Shares in thousands)

	Weighted	Number of
	Average	Shares	Weighted Average
	Grant-Date	Under	Remaining
	Fair Value	Option	Contractual Term

Nonvested, June 1, 2006	$4.16	1,829
Granted	$4.34	380
Vested	$4.15	(845)
Forfeited/expired	$4.12	(30)

Nonvested, February 28, 2007	$4.21	1,334	8.29

NOTE D – INVENTORIES
Inventories were composed of the following major classes:

	February 28, 2007	May 31, 2006
(In thousands)
Raw material and supplies	$138,254	$124,573
Finished goods	315,031	274,441

Total Inventory	$453,285	$399,014

NOTE E – COMPREHENSIVE INCOME
Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains or losses on securities and income or loss from derivatives. Total comprehensive income, comprised of net income and other comprehensive income, amounted to $134.9 million and $81.6 million during the nine month periods ended February 28, 2007 and 2006, respectively, and $4.7 million and $4.6 million for the three month periods ended February 28, 2007 and 2006, respectively. The following table illustrates the components of total comprehensive income for each respective period.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)

	Nine Months Ended		Three Months Ended
	February 28,		February 28,
(In thousands)	2007	2006	2007	2006

Net income	$124,334	$65,801	$10,052	$(2,687)
Foreign currency translation adjustments	(945)	15,440	(5,675)	6,773
Minimum pension liability adjustments	365	(1,062)	246	(95)
Unrealized gain (loss) on securities	4,079	1,324	(2,670)	579
Derivatives income (loss)	7,038	51	2,766	51

Total Comprehensive Income	$134,871	$81,554	$4,719	$4,621

NOTE F – CONTINGENCIES AND LOSS RESERVES
Certain of our wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as the subsidiaries), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in five states – Illinois, Ohio, Mississippi, Texas and Florida. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by our subsidiaries or others.
Our subsidiaries vigorously defend these asbestos-related lawsuits and in many cases, the plaintiffs are unable to demonstrate that any injuries they have incurred, in fact, resulted from exposure to a product for which one of our subsidiaries is responsible. In such cases, the subsidiaries are generally dismissed without payment. With respect to those cases where compensable disease, exposure and causation are established with respect to a product for which one of our subsidiaries is responsible, the subsidiaries generally settle for amounts that reflect the confirmed disease, the particular jurisdiction, applicable law, the number and solvency of other parties in the case and various other factors which may influence the settlement value each party assigns to a particular case at the time.
As of February 28, 2007, our subsidiaries had a total of 10,846 active asbestos cases compared to a total of 10,175 cases as of February 28, 2006. For the quarter ended February 28, 2007, our subsidiaries secured dismissals and/or settlements of 736 claims and made total payments of $18.2 million, which included defense costs paid during the current quarter of $7.2 million. For the comparable period ended February 28, 2006, dismissals and/or settlements covered 213 claims and total payments were $17.1 million, which included defense costs paid during the quarter of $7.0 million. Excluding defense costs, the average costs to resolve a claim, including dismissed claims, were $14,946 and $47,418 for each of the quarters ended February 28, 2007 and 2006, respectively. The amount and timing of dismissals and settlements can fluctuate significantly from period to period resulting in volatility in the average costs to resolve claims in any given quarter or year. In addition, in some jurisdictions, cases may involve more

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)
than one individual claimant. As a result, settlement or dismissal statistics on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis and the amounts and rates can vary widely depending on a variety of factors including the mix of malignancy and non-malignancy claims and the amount of defense costs incurred during the period.
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
As a result of an examination of our subsidiaries’ historical insurance, as previously disclosed, certain of our subsidiaries filed a complaint in July 2003 for declaratory judgment, breach of contract and bad faith against various third-party insurers, challenging their assertion that their policies covering asbestos-related claims have been exhausted. The coverage litigation involves, among other matters, insurance coverage for claims arising out of alleged exposure to asbestos containing products manufactured by the previous owner of the Bondex tradename before March 1, 1966. On March 1, 1966, Republic Powdered Metals Inc. (as it was known then), purchased the assets and assumed the liabilities of the previous owner of the Bondex tradename. That previous owner subsequently dissolved and was never a subsidiary of Republic Powdered Metals, Bondex, RPM, Inc. or the Company. Because of the earlier assumption of liabilities, however, Bondex has historically and must continue to respond to lawsuits alleging exposure to these asbestos containing products. The Company discovered that the defendant insurance companies in the coverage litigation had wrongfully used cases alleging exposure to these pre-1966 products to erode their aggregate limits. This conduct, apparently known by the insurance industry based on discovery conducted to date, was in breach of the insurers’ policy language. While this pending litigation could, in the future, result in third party coverage for a substantial amount of these future asbestos claims, we have not considered any such future recovery in determining the scope and amount of its reserve for future unknown asbestos claims. Two of the defendant insurers have filed counterclaims seeking to recoup certain monies should the plaintiffs prevail on their claims. Pursuant to a case management order, which is subject to change by the court, the parties have substantially completed all fact and expert discovery relating to the liability phase of the case. The parties will next file dispositive motions (including motions for summary judgment) and related briefs. It is difficult to predict when any such motions will be decided by the court or when the court will set a definitive trial date, although our subsidiaries anticipate a trial during the 2007 calendar year.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)
During the quarter ended November 30, 2006, Bondex reached a cash settlement of $15.0 million, the terms of which are confidential by agreement of the parties, with one of the defendant insurers. The settling defendant has been dismissed from the case. Our subsidiaries are aggressively pursuing their claims against the remaining insurers based on the terms of their respective policies.
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
Claim filings in Mississippi, Ohio, Texas, Florida and Illinois at the quarter ended February 28, 2007, comprise approximately 75% of the total aggregate claims filed against Bondex. Three of these states (Mississippi, Ohio and Texas) provide for liability to be determined on a “proportional cause” basis, thereby limiting Bondex’s responsibility to only its share of the alleged asbestos exposure. Two of the three previously mentioned states have passed additional legislation impacting medical criteria and product identification in asbestos-related litigation. While there have been some changes in the type of claims filed in certain of these states, the ultimate influence these law changes will have on future claims activity and costs is still developing.
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
As part of our ongoing assessment of our asbestos liability exposure, during last year’s third fiscal quarter we considered whether (i) our recent verdict experience; (ii) venue reforms; (iii) medical criteria requirements; and (iv) proportionate share liability and other known tort reforms provided sufficient,

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)
relevant and reliable information to reasonably estimate our future liability for asbestos-related claims. Accordingly, as previously disclosed, we retained Crawford & Winiarski (“C&W”), an independent, third-party consulting firm with expertise in the area of asbestos valuation work, to assist us in calculating an estimate of our liability for unasserted potential future asbestos-related claims.
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
As a result, at the end of fiscal 2006, we increased our reserve for asbestos claims by approximately $335.0 million, while paying out $12.9 million for dismissals and/or settlements resulting in our reserve moving from $99.2 million at February 28, 2006 to $421.3 million at May 31, 2006. This reserve increase was based upon C&W’s analysis of our total estimated liability for pending and unasserted potential future claims through May 31, 2016. This amount was calculated on a pre-tax basis and was not discounted for the time value of money. In light of the uncertainties inherent in making long-term projections, we have determined that the ten-year period through 2016 is the most reasonable time period over which reasonably accurate estimates might still be made for projecting asbestos liabilities and defense costs and, accordingly, the reserve does not include asbestos liabilities for any period past 2016. As of February 28, 2007, total reserves were approximately $372.9 million, of which $314.9 million was reserved for unasserted potential future claims and $58.0 million was reserved for pending known claims. The material components of the accruals are: (i) the gross number of open malignancy claims (principally mesothelioma claims) as these claims have the most significant impact on our asbestos settlement costs; (ii) historical and current settlement costs and dismissal rates by various categories; (iii) analysis of the jurisdiction and governing law of the states in which these claims are pending; (iv) outside defense counsel’s opinions and recommendations with respect to the merits of such claims; and (v) analysis of projected liability for unasserted potential future claims.
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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)
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
The following table illustrates the movement of current and long-term asbestos-related liabilities through February 28, 2007:
Asbestos Liability Movement
(Current and Long-Term)

	Balance at	Additions to	Deductions	Balance
	Beginning	Asbestos	(Primarily	at End of
(In thousands)	of Period	Charge	Claims Paid)	Period

Nine Months Ended February 28, 2007	$421,285		$48,425	$372,860
Year Ended May 31, 2006	101,172	$380,000	59,887	421,285
Year Ended May 31, 2005	90,607	78,000	67,435	101,172

We provide, through our wholly-owned insurance subsidiaries, certain insurance coverage, primarily product liability, to our other subsidiaries. Excess coverage is provided by third party insurers. Our

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)
reserves provide for these potential losses as well as other uninsured claims. As of February 28, 2007, the current portion of these reserves amounted to $52.1 million as compared with $53.8 million at May 31, 2006 and $53.7 million at February 28, 2006, while the total long-term reserves of $7.0 million at February 28, 2007 compare with $13.3 million at May 31, 2006 and $11.8 million a year ago. Product warranty expense is recorded within selling, general and administrative expense. The changes in the reserve balance have occurred primarily as a result of our continuing evaluation of our liability under a class action lawsuit settlement covering our Dryvit residential exterior insulated finish systems product line (“EIFS”).
Third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs for individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from our third party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third party insurers. One of our excess insurers filed suit seeking a declaration with respect to its rights and obligations for EIFS related claims under its applicable policies. During last year’s fiscal third quarter, the court granted Dryvit’s motion to stay the federal filing based on a more complete state court complaint filed against these same insurers and the Company’s insurance broker. The coverage case is now proceeding in state court. Discovery in this litigation is ongoing. The trial is scheduled for December 3, 2007. A previously set scheduling order is likely to be amended by the court in April 2007. This anticipated amended scheduling order may include a change in the current trial date.
NOTE G – ACQUISITIONS
On August 31, 2005, Tremco, Inc., a wholly-owned subsidiary of RPM, completed its acquisition of privately-owned illbruck Sealant Systems, located in Leverkusen, Germany, for approximately $134.2 million, plus debt assumption of approximately $10.3 million. The purchase price is reflective of certain post-closing adjustments finalized in February 2007, which reduced the final purchase price by approximately $2.5 million. illbruck, a leading manufacturer of high-performance sealants and installation systems for pre-fabricated construction elements and for window and door applications, had sales of approximately $190.0 million for its fiscal year ended December 31, 2004. The acquisition has extended Tremco’s product line offerings to include joint sealing tapes, flashing tapes, cartridge sealants and adhesives, strips, foils and accessories marketed under brand names such as illbruck, Festix, Perennator and Coco.
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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)

	Amortization
(In thousands)	Life (In Years)	illbruck

Current assets		$63,740
Property, plant and equipment		32,562
Goodwill	N/A	50,867
Tradenames — indefinitely lived	N/A	27,190
Tradenames — other	12 - 15	1,639
Other intangible assets	4 - 12	21,805

Total Assets Acquired		$197,803

Liabilities assumed		(63,633)

Net Assets Acquired		$134,170

Our consolidated financial statements reflect the results of operations of this business as of the date of acquisition.
During the first nine months of the current fiscal year, we completed four relatively smaller product line acquisitions. In July, we acquired the Watco Group, which manufactures and markets industrial coatings and concrete floor coatings, with annual sales of $20.0 million and approximate goodwill of $19.5 million. During November, we completed three separate acquisitions, first acquiring certain assets of Nu-Chem, Inc., which includes intumescent fireproofing products and epoxy intumescents for petrochemical and offshore oil markets, and Permaquick Corp., a supplier of a number of waterproofing, epoxy and sealant products. The combination of these two acquisitions is expected to add approximately $12.0 million to consolidated sales annually and approximate goodwill of $9.1 million. Additionally, during November, we acquired the Dane Group in Manchester, England, which manufactures daylight fluorescent, phosphorescent and thermochromatic pigments, has estimated goodwill of $11.9 million and is expected to contribute approximately $20.0 million in annual sales.
NOTE H – PENSION AND POSTRETIREMENT HEALTH CARE BENEFITS
We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the nine and three month periods ended February 28, 2007 and 2006:

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)
Pension Benefits
(In thousands)

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006

Service cost	$9,918	$9,953	$2,316	$1,856
Interest cost	6,797	6,184	3,804	3,555
Expected return on plan assets	(8,571)	(7,581)	(3,782)	(3,449)
Amortization of:
Prior service cost	145	145	16
Net gain on adoption of SFAS No. 87		(2)
Net actuarial (gains) losses recognized	1,798	1,781	1,352	1,133

Net Periodic Benefit Cost	$10,087	$10,480	$3,706	$3,095

Postretirement Benefits

(In thousands)

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006

Service cost	$—	$—	$330	$252
Interest cost	407	461	442	372
Prior service cost		(20)
Net actuarial (gains) losses recognized	(21)	44	68	32

Net Periodic Benefit Cost	$386	$485	$840	$656

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)
Pension Benefits
(In thousands)

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006

Service cost	$3,306	$3,318	$772	$619
Interest cost	2,265	2,061	1,268	1,185
Expected return on plan assets	(2,857)	(2,527)	(1,261)	(1,150)
Amortization of:
Prior service cost	49	48	5
Net gain on adoption of SFAS No. 87		(1)
Net actuarial (gains) losses recognized	599	594	451	378

Net Periodic Benefit Cost	$3,362	$3,493	$1,235	$1,032

Postretirement Benefits
(In thousands)

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006

Service cost	$—	$—	$110	$84
Interest cost	136	154	147	124
Prior service cost		(7)
Net actuarial (gains) losses recognized	(7)	15	23	11

Net Periodic Benefit Cost	$129	$162	$280	$219

We previously disclosed in our financial statements for the fiscal year ended May 31, 2006 that we expected to contribute approximately $11.9 million to the Retirement Plans in the U.S. and approximately $4.1 million to plans outside the U.S. during the current fiscal year. The non-U.S. expected contribution amount was updated as of November 30, 2006 to be approximately $7.2 million. As of February 28, 2007, we do not anticipate any changes to these contribution levels.
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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)
NOTE I – INCOME TAXES
The effective income tax expense rate was 11.6% for the three months ended February 28, 2007 compared to an effective income tax benefit rate of 49.1% for the three months ended February 28, 2006.
For the three months ended February 28, 2007 and to a lesser extent for the three months ended February 28, 2006, the effective income tax rate differed from the federal statutory rate due to decreases in the effective tax rate principally as a result of certain tax credits and by the U.S. federal tax impact of foreign operations. Furthermore, for the three months ended February 28, 2007, a decrease in the effective income tax expense rate resulted from a one-time benefit related to the resolution of prior years’ tax liabilities in the amount of $2.1 million. The decreases in the effective tax rate were partially offset by valuation allowances associated with losses incurred by certain of our foreign businesses, valuation allowances related to U.S. federal foreign tax credit carryforwards, state and local income taxes and other non-deductible business operating expenses.
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
In addition to the two reportable operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets, and other expenses, including asbestos-related charges, many of which are not directly associated with either reportable operating segment. Related assets consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other expenses reconcile reportable operating segment data to total consolidated income before income taxes and identifiable assets. Comparative nine month and three month results on this basis are illustrated in the following table.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)

	Nine Months Ended		Three Months Ended
	February 28,		February 28,
(In thousands)	2007	2006	2007	2006
Net Sales
Industrial Segment	$1,499,478	$1,274,722	$425,655	$378,286
Consumer Segment	833,563	824,455	253,839	234,189

Consolidated	$2,333,041	$2,099,177	$679,494	$612,475

Income (Loss) Before Income Taxes
Industrial Segment	$156,131	$133,466	$17,936	$17,998
Consumer Segment	83,881	87,026	16,010	14,533
Corporate/Other	(54,311)	(120,490)	(22,571)	(37,810)

Consolidated	$185,701	$100,002	$11,375	$(5,279)

	February 28, 2007	May 31, 2006
Identifiable Assets
Industrial Segment	$1,554,915	$1,628,038
Consumer Segment	1,090,000	1,102,687
Corporate/Other	334,671	249,493

Consolidated	$2,979,586	$2,980,218

NOTE K – DEBT
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
As of the end of our third fiscal quarter, which ended February 28, 2007, the sale price of RPM’s common stock exceeded the conversion trigger price per share as set forth in the Indenture related to our Senior Convertible Notes due 2033, for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such fiscal quarter. Based on this condition, the Indenture provides that the Notes are convertible during our fourth fiscal quarter, which commenced on March 1, 2007. Such right to convert based on the sale price of RPM’s common stock may be extended, extinguished or reinstated in subsequent fiscal quarters depending on the sale price of RPM’s common stock during the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007
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
We also record revenues generated under long-term construction-type contracts, mainly in connection with the installation of specialized roofing and flooring systems, and related services. In general, we account for long-term construction-type contracts under the percentage-of-completion method, and therefore record contract revenues and related costs as our contracts progress. This method recognizes the economic results of contract performance on a timelier basis than does the completed-contract method; however, application of this method requires reasonably dependable estimates of progress toward completion, as well as other dependable estimates. When reasonably dependable estimates cannot be made, or if other factors make estimates doubtful, the completed-contract method is applied. Under the completed-contract method, billings and costs are accumulated on the balance sheet as the contract progresses, but no revenue is recognized until the contract is complete or substantially complete.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007
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
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007
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
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007
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
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007
utilize similar technologies, and can share manufacturing or distribution capabilities. We evaluate the profit performance of our segments based on income before income taxes, but also look to earnings before interest and taxes (“EBIT”) as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations.
In addition to the two reportable operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets, and other expenses, including asbestos-related charges, many of which are not directly associated with either operating segment. Related assets consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other expenses reconcile reportable operating segment data to total consolidated net sales, income before income taxes and identifiable assets. Comparative nine month and three month results on this basis are illustrated in the following table.

	Nine Months Ended		Three Months Ended
	February 28,		February 28,
(In thousands)	2007	2006	2007	2006
Net Sales
Industrial Segment	$1,499,478	$1,274,722	$425,655	$378,286
Consumer Segment	833,563	824,455	253,839	234,189

Consolidated	$2,333,041	$2,099,177	$679,494	$612,475

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$156,131	$133,466	$17,936	$17,998
Interest (Expense), Net	(276)	(603)	(167)	(68)

EBIT (b)	$156,407	$134,069	$18,103	$18,066

Consumer Segment
Income Before Income Taxes (a)	$83,881	$87,026	$16,010	$14,533
Interest (Expense), Net	(2,271)	31	(871)	(144)

EBIT (b)	$86,152	$86,995	$16,881	$14,677

Corporate/Other
(Expense) Before Income Taxes (a)	$(54,311)	$(120,490)	$(22,571)	$(37,810)
Interest (Expense), Net	(33,117)	(27,819)	(10,108)	(9,750)

EBIT (b)	$(21,194)	$(92,671)	$(12,463)	$(28,060)

Consolidated
Income (Loss) Before Income Taxes (a)	$185,701	$100,002	$11,375	$(5,279)
Interest (Expense), Net	(35,664)	(28,391)	(11,146)	(9,962)

EBIT (b)	$221,365	$128,393	$22,521	$4,683

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (“GAAP”) in the U.S., to EBIT.

(b)	EBIT is defined as earnings before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007
RESULTS OF OPERATIONS
Three Months Ended February 28, 2007
Net Sales
On a consolidated basis, net sales of $679.5 million for the third quarter ended February 28, 2007 grew 10.9 percent, or $67.0 million, over net sales of $612.5 million during the same period last year. Eight small acquisitions, net of a small divestiture, contributed 2.6 percent, or $15.8 million, to the growth over last year. Organic sales growth of 8.3 percent, or $51.2 million, included 0.6 percent from pricing initiatives and 1.3 percent from net favorable foreign exchange rates year-over-year, primarily against the stronger euro, offset slightly by certain weaker Canadian, Latin American and other currencies.
Industrial segment net sales, which comprised 62.6 percent of the current quarter’s consolidated net sales, totaled $425.7 million; growing 12.5 percent from last year’s $378.3 million. This segment’s net sales growth resulted from the combination of six small acquisitions, which contributed 2.6 percent, plus organic sales growth of 9.9 percent, including 1.7 percent from pricing and 1.9 percent from net favorable foreign exchange differences. There were strong organic sales improvements throughout this segment, with much of this growth related to ongoing industrial and commercial maintenance and improvement activities primarily in North America, but also in Europe, Latin America and other regions of the world, as well as increased new construction in those sectors. We continue to secure new business and grow market share among our industrial segment operations.
Consumer segment net sales, which comprised 37.4 percent of the current quarter’s consolidated net sales, increased 8.4 percent to $253.8 million from last year’s $234.2 million. Organic sales improved 5.8 percent, including net discounts and other price reductions of 1.1 percent, and including 0.4 percent from net favorable foreign exchange differences. The solid organic sales performance in this segment is principally the result of improved retail buying behavior among major retail customers, offset by declines in existing homes turnover and, to a lesser extent, new housing starts, which have affected several lines of the business. The balance of the consumer segment sales increase results from acquisitions of two small product lines, partly offset by the January 2006 divestiture, for a net contribution of 2.6 percent to sales.
Gross Profit Margin
Consolidated gross profit margin declined to 38.8 percent of net sales this third quarter from 39.7 percent the same period a year ago. While there were continued higher costs of a number of our raw materials, such as zinc, asphalts and various resins that weighed on this margin (approximately 130 bps), there were a number of price increases that have been initiated throughout the operating segments during the past year to help recover these higher material costs (approximately 40 bps).

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007
Industrial segment gross profit margin for the third quarter declined to 40.0 percent of net sales from 41.4 percent last year. The decline resulted from continued higher raw material costs during the quarter (approximately 180 bps), partially offset by higher pricing initiatives (90 bps). Productivity gains from 6.3 percent organic unit sales growth slightly offset increased lower-margin services sales.
Consumer segment gross profit margin for this third quarter slightly declined to 36.8 percent of net sales from 37.0 percent last year. This slight decline, of approximately 20 bps, results principally from net higher raw material costs (approximately 110 bps) and a change in delivery terms with a major customer (approximately 50 bps), offset by productivity gains from 6.5 percent organic unit sales growth this quarter.
Selling, General and Administrative Expenses (“SG&A”)
Consolidated SG&A expense levels improved 100 bps to 35.5 percent of net sales compared with 36.5 percent a year ago. Reflected in the improvement is primarily the leverage from the 7.0 percent organic growth in sales, including higher pricing, in addition to tighter spending controls and a change in delivery terms with a major customer.
Industrial segment SG&A improved by 90 bps to 35.7 percent of net sales this third quarter from 36.6 percent a year ago, reflecting principally the leverage of organic sales growth and the movement in mix.
Consumer segment SG&A as a percent of net sales this third quarter declined by 60 bps to 30.1 percent compared with 30.7 percent a year ago, reflecting effective cost containment and other savings programs, in addition to the change in delivery terms with a major customer.
Corporate/Other SG&A expenses decreased during this year’s third quarter to $12.5 million from $13.1 million during last year’s third quarter. This decline is mainly the result of reductions in certain insurance-related costs, partially offset by higher compensation-related costs, including additional grants made under the Omnibus Plan.
License fee and joint venture income of approximately $0.4 million and $0.5 million for each of the quarters ended February 28, 2007 and 2006, respectively, are reflected as reductions of consolidated SG&A expenses.
We recorded total net periodic pension and postretirement benefit cost of $5.0 million and $4.9 million for the quarters ended February 28, 2007 and 2006, respectively. This increased pension expense of $0.1 million was attributable to increased pension service and interest cost approximating $0.4 million, in combination with additional net actuarial losses incurred of $0.1 million, offset by an improvement in the expected return on plan assets of $0.4 million. We expect that pension expense will fluctuate on a year-to-year basis depending upon the investment

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007
performance of plan assets, but such changes are not expected to be material as a percentage of income before income taxes.
Asbestos Charge (Income)
As described in Note F to the Consolidated Financial Statements, we recorded a pre-tax asbestos charge during last year’s third quarter of $15.0 million, and a total of $380.0 million for the fiscal year ended May 31, 2006 in connection with the completion of a calculation of our liability for unasserted potential future asbestos-related claims by an independent consulting firm. No additional charges have been taken or incurred during the current fiscal year. During this year’s second fiscal quarter ended November 30, 2006, our Bondex subsidiary reached a settlement with one of the defendant insurers for $15.0 million, the terms of which are confidential by agreement of the parties. For additional information, refer to Note F to the Consolidated Financial Statements.
Net Interest Expense
Net interest expense was $1.2 million higher in the third quarter of fiscal 2007 than 2006. Interest rates overall averaged 5.5 percent during the quarter, compared with 5.2 percent in the prior year third quarter, accounting for $0.3 million of the interest cost increase. Higher average net borrowings associated with recent acquisitions, approximating $98.7 million, combined with slight increases in other debt, added $1.5 million of interest cost, while improved investment income performance year-over-year provided approximately $0.6 million of additional income.
Income Before Income Taxes (“IBT”)
Consolidated IBT for this year’s third quarter improved by $16.7 million, or 315.5 percent, to $11.4 million from a loss of $5.3 million during last year’s third quarter, with margin comparisons of 1.7 percent of net sales versus negative 0.9 percent a year ago. Prior year IBT reflects the impact of a pre-tax asbestos reserve charge of $15.0 million. Excluding the impact of the prior year asbestos charge, IBT for this year’s third quarter would have improved by 17.0 percent, while current year margin of 1.7 percent would compare with last year’s adjusted margin of 1.6 percent.
Industrial segment IBT decreased slightly by $0.1 million, to $17.9 million from last year’s $18.0 million. Consumer segment IBT improved by 10.2 percent, to $16.0 million from $14.5 million last year, as a result of the favorable impact of acquisitions, net of a divestiture, in addition to tighter spending controls.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007
Income Tax Rate
The effective income tax expense rate was 11.6% for the three months ended February 28, 2007 compared to an effective income tax benefit rate of 49.1% for the three months ended February 28, 2006.
For the three months ended February 28, 2007 and to a lesser extent for the three months ended February 28, 2006, the effective income tax rate differed from the federal statutory rate due to decreases in the effective tax rate principally as a result of certain tax credits and by the U.S. federal tax impact of foreign operations. Furthermore, for the three months ended February 28, 2007, a decrease in the effective income tax expense rate resulted from a one-time benefit related to the resolution of prior years’ tax liabilities in the amount of $2.1 million. The decreases in the effective tax rate were partially offset by valuation allowances associated with losses incurred by certain of our foreign businesses, valuation allowances related to U.S. federal foreign tax credit carryforwards, state and local income taxes and other non-deductible business operating expenses.
As of February 28, 2007, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets and have provided a valuation allowance against such deferred tax assets. The valuation allowance relates to U.S. federal foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets recorded in purchase accounting. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting. Any reversal of the valuation allowance that was recorded in purchase accounting would reduce goodwill.
There was no asbestos liability charge during the three months ended February 28, 2007. However, the impact of the prior quarter $15.0 million asbestos liability adjustment related to the cash settlement received by our Bondex subsidiary impacts the pro-forma annualized effective tax rate computations. Excluding the impact of the asbestos liability adjustment, the effective income tax rate for this year’s third quarter would have been adjusted to a pro-forma effective income tax rate of 10.2%. The effective income tax rate for the three months ended February 28, 2006 reflects the impact of the $15.0 million asbestos charge recorded during the quarter. Excluding the asbestos charge, the effective income tax rate for last year’s third quarter would have been adjusted to a pro-forma effective income tax rate of 28.9%.
Net Income
Net income of $10.1 million for the three months ended February 28, 2007 compares to net loss of $2.7 million for the same period last year. Net income for last year’s third quarter reflects the impact of an after-tax asbestos reserve charge of $9.6 million, while the current quarter reflects the impact of a non-recurring gain of $2.1 million related to the resolution of prior years’ tax liabilities, as previously discussed. Excluding the impact of the prior year asbestos-related charge, this year’s third quarter net income would have reflected an improvement of $3.3

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007
million, or 47.9 percent, to $10.2 million from last year’s adjusted $6.9 million. Adjusted margin on sales of 1.5 percent during this year’s third quarter compares to last year’s adjusted 1.1 percent, excluding the asbestos-related impact, with this 40 bps margin difference mostly the result of the combination of higher organic unit sales volume, the impact of pricing initiatives, and tighter spending controls.
Diluted earnings per common share for this year’s third quarter, which include $0.02 relating to the one-time tax-related gain, improved to $0.08 from a loss of $0.02 a year ago. Excluding the impact of the prior year asbestos charge, diluted earnings per common share for this year’s third quarter improved to $0.09, or by 50.0 percent, compared with last year’s adjusted $0.06.
Nine months ended February 28, 2007
Net Sales
On a consolidated basis, net sales of $2,333.0 million for the first nine months ended February 28, 2007 grew 11.1 percent, or $233.9 million, over net sales of $2,099.2 million during the comparable period last year. The August 31, 2005 acquisition of illbruck Sealant Systems (“illbruck”), plus eight other smaller acquisitions, slightly offset by one small divestiture, contributed 4.7 percent, or $99.8 million, to the growth over last year. Organic sales growth of 6.4 percent, or $134.1 million, included 2.0 percent from pricing initiatives and 1.2 percent from net favorable foreign exchange rates year over year, primarily against the stronger euro and Canadian dollar, offset slightly by certain weaker Latin American and other currencies.
Industrial segment net sales, which comprised 64.3 percent of the current year’s consolidated net sales, totaled $1,499.5 million; growing 17.6 percent from last year’s $1,274.7 million. This segment’s net sales growth resulted from the combination of the acquisition of illbruck, plus six other smaller acquisitions, which contributed 7.0 percent, plus organic sales growth of 9.0 percent, including 2.5 percent from pricing. Net favorable foreign exchange differences provided additional sales growth of 1.6 percent.
Consumer segment net sales, which comprised 35.7 percent of the current year’s consolidated net sales, increased 1.1 percent to $833.6 million from last year’s $824.5 million. Organic sales declined 0.2 percent, which includes pricing of 1.1 percent and 0.6 percent from net favorable foreign exchange differences. Contributions to sales from acquisitions of two small product lines were slightly offset by the January 2006 divestiture, for a net contribution of 1.3 percent to sales. The organic decline in this segment is principally the result of fluctuating order patterns among major retail customers in their efforts to manage their inventories, as well as declines in existing homes turnover and, to a lesser extent, new housing starts, which have affected several lines of the business.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007
Gross Profit Margin
Consolidated gross profit margin of 40.1 percent of net sales this first nine months declined from 40.8 percent a year ago. This margin decline of 70 bps is the result of several factors, a main one being continued higher costs of a number of our raw materials, such as asphalts and various resins, net of higher pricing initiatives (approximately 40 bps). Numerous price increases have been initiated throughout the operating segments during the past year to help compensate or recover these higher material costs, a number of which are beginning to moderate. Several recent acquisitions, particularly illbruck, also carry inherently lower gross margin structures and further impacted gross margin this quarter, by approximately 10 bps. In addition, a comparatively lower-margin mix of sales, including increased services sales which also generate structurally lower gross margin, further weighed on this margin.
Industrial segment gross profit margin for this year’s first nine months declined to 41.3 percent of net sales from 42.5 percent last year. This 120 bps margin decline in this segment essentially relates to the lower-margin illbruck acquisition (approximately 20 bps), higher raw material costs (approximately 50 bps) and the mainly service-driven lower-margin mix of sales.
Consumer segment gross profit margin for this first nine months slightly declined to 37.8 percent of net sales from 38.3 percent last year, principally a function of the organic sales decline in this segment and the change in delivery terms with a major customer during this year’s second quarter.
Selling, General and Administrative Expenses (“SG&A”)
Consolidated SG&A expense levels for this year’s first nine months decreased 130 bps to 31.3 percent of net sales compared with 32.6 percent a year ago. Reflected in the improvement is the leverage from the 5.2% organic sales growth, including higher pricing, in addition to last year’s $10.2 million of one-time costs, which included the finalization of the Dryvit national residential class action settlement, the sale of a small subsidiary, hurricane-related costs, and certain costs incurred for a European pension plan. The mix of increased service sales over the prior year, which are characterized by relatively lower SG&A support requirements, along with the change in delivery terms with a major customer during this year’s second quarter, and tighter spending controls, also contributed to the improvement.
Industrial segment SG&A improved by 100 bps to 30.9 percent of net sales this first nine months from 31.9 percent a year ago, reflecting principally the leverage of organic sales growth, the movement in mix, and the influence of favorable acquisitions.
Consumer segment SG&A as a percent of net sales this first nine months improved slightly to 27.5 percent compared with 27.7 percent a year ago, reflecting the change in delivery terms with a major customer, effective cost containment and other savings programs.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007
Corporate/Other SG&A expenses decreased during this year’s first nine months to $36.2 million from $47.7 million for the comparable period last year, principally reflecting last year’s $10.2 million of one-time costs, as previously discussed. Excluding the one-time costs from the prior year, SG&A expenses further decreased by approximately $1.4 million during this year’s first nine months, mainly from reductions in certain employment-related costs, including insurance and pensions. Certain other increases in employment-related costs, including compensation and additional grants made under the Omnibus Plan, slightly offset these savings.
License fee and joint venture income of approximately $1.5 million and $1.4 million for the nine month periods ended February 28, 2007 and 2006, respectively, are reflected as reductions of consolidated SG&A expenses.
We recorded total net periodic pension and postretirement benefit cost of $15.0 million and $14.7 million for the nine months ended February 28, 2007 and 2006, respectively. This increased pension expense of $0.3 million was attributable to increased pension service and interest cost approximating $1.4 million, in combination with additional net actuarial losses incurred of $0.2 million, offset by an improvement in the expected return on plan assets of $1.3 million. We expect that pension expense will fluctuate on a year-to-year basis depending upon the investment performance of plan assets, but such changes are not expected to be material as a percentage of income before income taxes.
Asbestos Charge (Income)
As described in Note F to the Consolidated Financial Statements, we recorded a pre-tax asbestos charge during last year’s first nine months of $45.0 million, and a total of $380.0 million for the fiscal year ended May 31, 2006 in connection with the completion of a calculation of our liability for unasserted potential future asbestos-related claims by an independent consulting firm. There was no related charge taken or incurred during this year’s first nine months ended February 28, 2007; however, our Bondex subsidiary reached a cash settlement of $15.0 million during the quarter ended November 30, 2006, the terms of which are confidential by agreement of the parties, with one of the defendant insurers. For additional information, refer to Note F to the Consolidated Financial Statements.
Net Interest Expense
Net interest expense was $7.3 million higher in the first nine months of fiscal 2007 than 2006. Included in this increase is $1.1 million paid in association with the early retirement of our Private Placement Senior Notes during the quarter ended August 31, 2006 (refer to Liquidity and Capital Resources – Financing Activities, below). Interest rates overall averaged 5.4 percent during the first nine months, compared with 5.1 percent in the prior year first nine months, accounting for $2.0 million of the interest cost increase. Higher average net borrowings associated with recent acquisitions, approximating $100.8 million, combined with increases in

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007
debt added $6.1 million of interest cost, while improved investment income performance year-over-year provided $1.9 million of additional income.
Income Before Income Taxes (“IBT”)
Consolidated IBT for this year’s first nine months improved by $86.0 million, or 85.7 percent, to $185.7 million from $100.0 million during last year’s first nine months, with margin comparisons of 8.0 percent of net sales versus 4.8 percent a year ago. While prior year IBT includes a pre-tax asbestos reserve charge of $45.0 million, the current nine-month IBT includes pre-tax asbestos-related settlement income of $15.0 million. Excluding the impact of the asbestos-related items, IBT for this year’s first nine months would have improved by 17.7 percent, while current year margin of 7.3 percent would compare with last year’s adjusted margin of 6.9 percent.
Industrial segment IBT grew by $22.7 million, or 17.0 percent, to $156.1 million from last year’s $133.5 million, primarily from this segment’s organic unit sales growth. Consumer segment IBT declined by 3.6 percent, to $83.9 million from $87.0 million last year, mainly as a result of organic unit sales decline, partly offset by spending controls.
Income Tax Rate
The effective income tax rate was 33.0% for the nine months ended February 28, 2007 compared to an effective income tax rate of 34.2% for the nine months ended February 28, 2006.
For the nine months ended February 28, 2007 and, to a lesser extent for the nine months ended February 28, 2006, the effective tax rate differed from the federal statutory rate due to decreases in the effective tax rate principally as a result of certain tax credits and by the U.S. federal tax impact of foreign operations. Furthermore, during the nine months ended February 28, 2007, a decrease in the effective income tax expense rate resulted from a one-time benefit relating to the resolution of prior years’ tax liabilities in the amount of $2.1 million. The nine months ended February 28, 2006, was impacted by a decrease in the effective tax rate as a result of a one-time state income tax benefit related to changes in Ohio tax laws, including the effect of lower tax rates, enacted on June 30, 2005. The decreases in the effective tax rate were partially offset by valuation allowances associated with losses incurred by certain of our foreign businesses, valuation allowances related to U.S. federal foreign tax credit carryforwards, state and local income taxes and other non-deductible business operating expenses.
As described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended February 28, 2007, there is uncertainty as to whether we will be able to recognize certain deferred tax assets. Refer to the section of this filing mentioned above for further information.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007
The effective income tax rate for the nine months ended February 28, 2007 reflects the impact of a prior quarter $15.0 million asbestos liability adjustment related to the cash settlement received by our Bondex subsidiary. Excluding the asbestos liability adjustment, the effective income tax rate for this year’s first nine months would have been adjusted to a pro-forma annualized effective income tax rate of 32.9%. The effective income tax rate for the nine months ended February 28, 2006 reflects the impact of the $45.0 million asbestos charge. Excluding the asbestos charge, the effective income tax rate for the first nine months of last year would have been adjusted to a pro-forma effective income tax rate of 34.8%.
Net Income
Net income of $124.3 million for the nine months ended February 28, 2007 compares to net income of $65.8 million for the comparable period last year. Prior year net income reflects the impact of an after-tax asbestos reserve charge of $28.7 million, while the current year reflects a one-time gain of $2.1 million relating to the settlement of prior years’ tax liabilities, and the impact of a cash settlement received from one of the defendant insurers for $9.7 million (after-tax), as discussed previously. Excluding the impact of the asbestos-related items, this year’s first nine months net income would have reflected an improvement of $20.1 million, or 21.2 percent, to $114.6 million from last year’s adjusted $94.5 million. Margin on sales of 4.9 percent this year compares to last year’s adjusted 4.5 percent, excluding the asbestos items, with this 40 bps margin difference mostly the result of the combination of higher organic unit sales volume, the one-time costs a year ago, the movement in sales mix, and the influence of several favorable acquisitions.
Diluted earnings per common share for this year’s first nine months improved by 83.3 percent, to $0.99 from $0.54 a year ago. Excluding the asbestos-related items, diluted earnings per common share for this year’s first nine months improved by 19.7 percent, to $0.91, compared with last year’s adjusted $0.76.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows From:
Operating Activities
Operating activities generated positive cash flow of $133.8 million during the first nine months of fiscal 2007 compared with $111.4 million generated during the same nine month period of fiscal 2006. Nine month net income of $124.3 million represents a $58.5 million increase over the first nine months of fiscal 2006 net income of $65.8 million. Adjusted net income (excluding $28.7 million after-tax asbestos charges made through February of fiscal 2006 and the $9.7 million after-tax gain this fiscal year) would have been $114.6 million in fiscal 2007 versus $94.5 million in February 2006, resulting in a change of $20.1 million year-over-year, or an

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007
increase from 2006 of 21.2 percent. Cash flow from operations during the first nine months was positively impacted by additional depreciation and amortization of $5.8 million versus the prior period.
Changes in operating working capital required an additional $7.9 million use of cash period-over-period. More specifically, trade accounts receivable provided $29.4 million in favorable changes in cash flow period-over-period. Inventories required $6.8 million in additional operating cash period-over-period as a result of increased days outstanding in inventory since May 31, 2006, primarily related to certain strategic raw material inventory builds and in consideration of certain regulatory changes ahead. Accounts payable required $9.2 million additional cash period-over-period, mainly as a result of the higher inventory levels and the timing of payments. All other remaining balance sheet changes related to changes in working capital had a net unfavorable impact of $21.3 million.
Changes in items not affecting cash and other was a use of cash of $3.9 million.
Changes in long-term and short-term asbestos related reserves, net of taxes, of $31.0 million in the first nine months of fiscal 2007 versus $0.9 million in the comparable period of fiscal 2006 reflects the $28.7 million after-tax asbestos charge taken a year ago, as the related payments were approximately the same each period.
Cash provided from operations remains our primary source of financing internal growth, with limited use of short-term debt.
Investing Activities
Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth through improved production and distribution efficiencies and capacity, and to enhance administration. Capital expenditures during this year’s first nine months of $34.1 million compare with depreciation of $44.3 million. While we are not a capital intensive business and capital expenditures generally do not exceed depreciation in a given year, capital spending is expected to slightly outpace our depreciation levels for the next several years as additional capacity is brought on-line to support our continued growth. With this additional minor plant expansion, we believe there will be adequate production capacity to meet our needs for the next several years at normal growth rates.
During this year’s first nine months, we invested a total of $75.0 million for acquisitions of businesses.
Our captive insurance companies invest in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in these activities between years are attributable to the timing and performance of their investments.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007
Financing Activities
As of the end of our third fiscal quarter, our 2.75% Convertible Notes due 2033 (the “Notes”) became convertible into 8,034,355 shares of RPM common stock. The Indenture under which the Notes were issued provides that the Notes are convertible in any fiscal quarter if, as of the last day of the preceding quarter, the sale price of RPM’s common stock exceeded the conversion trigger price per share for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding fiscal quarter.
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
On October 19, 2005, we issued and sold $150.0 million aggregate principal amount of 6.7% Senior Unsecured Notes due 2015 (“6.7% Senior Unsecured Notes”) of our indirect wholly owned subsidiary, RPM United Kingdom G.P. RPM International Inc. has fully and unconditionally guaranteed the payment obligations under the 6.7% Senior Unsecured Notes. The net proceeds of the offering of the 6.7% Senior Unsecured Notes were used by RPM United Kingdom G.P. for refinancing $138.0 million of revolving credit facility borrowings associated with the August 31, 2005 acquisition of illbruck and for other general corporate purposes. Concurrent with the issuance of the 6.7% Senior Unsecured Notes, RPM United Kingdom G.P. entered into a cross currency swap, which fixed the interest and principal payments in euros for the life of the 6.7% Senior Unsecured Notes and results in an effective euro fixed rate borrowing of 5.31%. The 6.7% Senior Unsecured Notes were offered to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The Notes have not been and will not be registered under the Securities Act of 1933 or any state securities laws.
We are exposed to market risk associated with interest rates. We do not use financial derivative instruments for trading purposes, nor do we engage in foreign currency, commodity or interest

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007
rate speculation. In addition to the hedge risk associated with our 6.7% Senior Unsecured Notes discussed above, our only other hedged risks are associated with certain fixed debt whereby we have a $200.0 million notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest based on six-month LIBOR that matures in fiscal 2010. Because critical terms of the debt and interest rate swap match, the hedge is considered perfectly effective against changes in fair value of debt, and therefore, there is no need to periodically reassess the effectiveness during the term of the hedge.
Our available liquidity beyond our cash balance at February 28, 2007 stood at $444.5 million. Our debt-to-capital ratio was 47.6% at February 28, 2007 compared with 48.6% at May 31, 2006. Had we been able to reduce our total outstanding debt by all of our cash and short-term investments available as of February 28, 2007 and May 31, 2006, our adjusted net (of cash) debt-to-capital ratio would have been 43.7% and 45.3%, respectively.
The following table summarizes our financial obligations and their expected maturities at February 28, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.
Contractual Obligations
(In thousands)

	Total
	Contractual
	Payment	Payments Due In
	Stream	2008	2009-10	2011-12	After 2012

Long-term debt obligations	$936,541	$3,514	$579,870	$611	$352,546
Operating lease obligations	92,905	27,235	33,424	13,990	18,256
Other long-term liabilities (1)	374,811	61,924	86,186	79,546	147,155

Total	$1,404,257	$92,673	$699,480	$94,147	$517,957

(1)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume $11.9 million will be contributed to the U.S. plan in fiscal 2007; all other plans and years assume the required minimum contribution will be contributed. Also included are expected interest payments on long-term debt.
We maintain excellent relations with our banks and other financial institutions to provide continual access to financing for future growth opportunities.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financings, other than the minimum operating lease commitments included per the above Contractual Obligations table. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in or relationships with any special purpose entities that are not reflected in our financial statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007
OTHER MATTERS
Environmental Matters
Environmental obligations continue to be appropriately addressed and, based upon the latest available information, it is not anticipated that the outcome of such matters will materially affect the Company’s results of operations or financial condition. Our critical accounting policies and estimates set forth above describe our method of establishing and adjusting environmental-related accruals and should be read in conjunction with this disclosure. (For additional information, refer to “Part II, Item 1. Legal Proceedings.”)
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
THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007
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
ITEM 4. CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2007 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
(b) CHANGES IN INTERNAL CONTROL.
There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
Certain of our wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as the subsidiaries), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in five states — Illinois, Ohio, Mississippi, Texas and Florida. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by our subsidiaries or others.
Our subsidiaries vigorously defend these asbestos-related lawsuits and in many cases, the plaintiffs are unable to demonstrate that any injuries they have incurred, in fact, resulted from exposure to a product for which one of our subsidiaries is responsible. In such cases, the subsidiaries are generally dismissed without payment. With respect to those cases where compensable disease, exposure and causation are established with respect to a product for which one of our subsidiaries is responsible, the subsidiaries generally settle for amounts that reflect the confirmed disease, the particular jurisdiction, applicable law, the number and solvency of other parties in the case and various other factors which may influence the settlement value each party assigns to a particular case at the time.
As of February 28, 2007, our subsidiaries had a total of 10,846 active asbestos cases compared to a total of 10,175 cases as of February 28, 2006. For the quarter ended February 28, 2007, our subsidiaries secured dismissals and/or settlements of 736 claims and made total payments of $18.2 million, which included defense costs paid during the current quarter of $7.2 million. For the comparable period ended February 28, 2006, dismissals and/or settlements covered 213 claims and total payments were $17.1 million, which included defense costs paid during the quarter of $7.0 million. Excluding defense costs, the average costs to resolve a claim, including dismissed claims, were $14,946 and $47,418 for each of the quarters ended February 28, 2007 and 2006, respectively. The amount and timing of dismissals and settlements can fluctuate significantly from period to period resulting in volatility in the average costs to resolve claims in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal statistics on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis and the amounts and rates can vary widely depending on a variety of factors including the mix of malignancy and non-malignancy claims and the amount of defense costs incurred during the period.
For additional information on our asbestos litigation, including a discussion of our asbestos reserve, see Note F of the Notes to Consolidated Financial Statements.
EIFS Litigation
As of February 28, 2007, Dryvit was a defendant or co-defendant in various single family residential exterior insulated finish systems (“EIFS”) cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.
Dryvit is a defendant in a class action lawsuit filed on November 14, 2000 in Jefferson County, Tennessee styled Bobby R. Posey, et al. v. Dryvit Systems, Inc. (formerly styled William J. Humphrey, et al. v. Dryvit Systems, Inc.) (Case No. 17,715-IV) (“Posey”). A preliminary approval order was entered on April 8, 2002 in the Posey case for a proposed nationwide class action settlement which was subsequently approved after several appeals. The deadline for filing claims in the Posey class action expired on June 5, 2004 and claims have been processed during the pendency of the various appeals. On September 15, 2005, a final, non-appealable order was entered finally approving the nationwide class. As of February 28, 2007, approximately 7,198 total claims had been filed as of the June 5, 2004 claim filing deadline. Of these 7,198 claims, approximately 4,410 claims have been rejected or closed for various reasons under the terms of the settlement. Approximately 1,184 of the remaining claims are at various stages of review and processing under the terms of the settlement and it is possible that some of these claims will be rejected or closed without payment. As of February 28, 2007, a total of 1,604 claims have been paid for a total of approximately $13.5 million. Additional payments have and will continue to be made under the terms of the settlement agreement which include inspection costs, third party warranties and class counsel attorneys’ fees.
Third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from our third party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third party insurers. One of our excess insurers filed suit seeking a declaration with respect to its rights and obligations for EIFS related claims under its applicable policies. During last year’s third fiscal quarter, the court granted Dryvit’s motion to stay the federal filing based on a more complete state court complaint filed against these same insurers and the Company’s insurance broker. The coverage case is now proceeding in state court. Discovery in this litigation is ongoing. The trial is scheduled for December 3, 2007. A previously set scheduling order is likely to be amended by the Court in April 2007. This anticipated amended scheduling order may include a change in the current trial date. For a discussion of the existing reserves related to our Dryvit EIFS litigation, see Note F to the Consolidated Financial Statements.
Environmental Proceedings
As previously reported, several of our subsidiaries are, from time to time, identified as a “potentially responsible party” under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental statutes. In some cases, our subsidiaries are participating in the cost of certain clean-up efforts or other remedial actions. Our share of such costs, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on our consolidated financial condition or results of operations. See “Item 2. Management’s Discussion and Analysis of

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Financial Condition and Results of Operations – Other Matters,” in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006.
ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and National City Bank, as Administrative Agent, dated as of December 29, 2006, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 4, 2007 (File No. 001-14187).

11.1	Computation of Net Income Per Share of Common Stock. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer. (x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer. (x)

(x)	Filed herewith.

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
Dated: April 9, 2007