Form 10-K
period 2007-05-31
RPM INTERNATIONAL INC/DE/
filed 2007-07-30
CIK 110621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2007
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
          (Check one):
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          The aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Stock as reported on the New York Stock Exchange on November 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $2,383,375,182. For purposes of this information, the 1,389,849 outstanding shares of Common Stock which were owned beneficially as of November 30, 2006 by executive officers and Directors of the Registrant were deemed to be the shares of Common Stock held by affiliates.
As of July 18, 2007, 121,178,494 shares of Common Stock were outstanding.
Documents Incorporated by Reference
          Portions of the Registrant’s 2007 Annual Report to Stockholders for the fiscal year ended May 31, 2007 (the “2007 Annual Report to Stockholders”) are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 4, 2007 (the “2007 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.
          Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2007.

Explanatory Note
Subsequent to the release of financial results on July 23, 2007 we have reclassified $11.6 million from Cash From Operating Activities to the Effect of Exchange Rate Changes on Cash and Short-Term Investments as shown in the Consolidated Statements of Cash Flows. The reclassification had no impact on net income or cash reported at year end. The Consolidated Statements of Cash Flows contained in Exhibit 13.1 of this Form 10-K reflect the reclassified balances.

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 4A. Executive Officers of the Registrant*
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Exhibit Index
Exhibit 10.6.3
Exhibit 10.13.3
Exhibit 10.13.5
Exhibit 10.13.6
Exhibit 10.13.7
Exhibit 10.15.6
Exhibit 10.16.3
Exhibit 10.17.1
Exhibit 10.18.3
Exhibit 13.1
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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
          In connection with our 2002 reincorporation, we established a new legal structure, which included the formation of two new, wholly-owned subsidiaries of RPM International Inc., the RPM Consumer Holding Company and the RPM Industrial Holding Company. These two holding companies and RPM, Inc. own the various operating companies and other legal entities that make up RPM International Inc. As an additional result of the reincorporation, RPM International Inc. became the successor issuer to RPM, Inc. under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and succeeded to RPM, Inc.’s reporting obligations thereunder.
          As used herein, the terms “RPM,” the “Company,” “we,” “our” and “us” refer to RPM International Inc. and all of our subsidiaries, unless the context indicates otherwise. Our principal executive offices are located at 2628 Pearl Road, P.O. Box 777, Medina, Ohio 44258, and our telephone number is (330) 273-5090.
BUSINESS
          Our subsidiaries manufacture, market and sell various specialty chemical product lines, including high-quality specialty paints, protective coatings and roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of both the industrial and consumer markets. Our family of products includes those marketed under brand names such as CARBOLINE, DAP, DAY-GLO, DRYVIT, EUCO, FLECTO, ILLBRUCK, RUST-OLEUM, STONHARD, TREMCO and ZINSSER. As of May 31, 2007, our subsidiaries marketed products in 149 countries and territories and operated manufacturing facilities in approximately 90 locations in the United States, Argentina, Belgium, Canada, China, Colombia, The Czech Republic, Germany, Italy, Mexico, The Netherlands, New Zealand, Poland, South Africa, the United Arab Emirates and the United Kingdom. Approximately 33% of our sales are generated in international markets through a combination of exports and direct sales by affiliates in foreign countries. For the fiscal year ended May 31, 2007, we recorded net sales of $3.3 billion.
Available Information
          Our Internet website address is www.rpminc.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

Segment Information
          Our business is divided into two reportable operating segments: the consumer segment and the industrial segment. Within each reportable operating segment, individual groups of companies and product lines generally address common markets, utilize similar technologies and are able to share manufacturing or distribution capabilities. The industrial segment, which comprises approximately 63% of our total net sales, includes maintenance and protection products for roofing and waterproofing systems, flooring, corrosion control and other specialty applications. The consumer segment comprises approximately 37% of our total net sales and includes rust-preventative, special purpose and decorative paints, caulks, sealants, primers and other branded consumer products. See Note J (Segment Information) of the Notes to Consolidated Financial Statements, which appear in the 2007 Annual Report to Stockholders, incorporated herein by reference, for financial information relating to our two reportable operating segments and financial information by geographic area.
Industrial Segment
          Our industrial segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as owners of industrial manufacturing facilities, public institutions and other commercial customers. Our industrial segment generated $2.1 billion in net sales for the fiscal year ended May 31, 2007 and is composed of the following major product lines and brand names:
•	sealants and institutional roofing systems used in building protection, maintenance and weatherproofing applications marketed under our TREMCO, REPUBLIC, VULKEM and DYMERIC brand names;

•	basement waterproofing sealants marketed under our TUFF-N-DRI and WATCHDOG WATERPROOFING brand names, and specialized roofing maintenance and related services marketed under our WEATHERPROOFING TECHNOLOGIES brand name;

•	joint sealing tapes, flashing tapes, cartridge sealants and adhesives, strips, foils and accessories marketed under our ILLBRUCK, FESTIX, PERENNATOR and COCO brand names;

•	high-performance polymer flooring systems for industrial, institutional and commercial facility floor surfaces marketed under our STONHARD brand name;

•	industrial and commercial tile systems marketed under our LOCK-TILE and ECOLOC brand names;

•	fiberglass reinforced plastic gratings and shapes used for industrial platforms, staircases and walkways marketed under our FIBERGRATE, CHEMGRATE and CORGRATE brand names;

•	high-performance, heavy-duty corrosion-control coatings, fireproofing products and containment linings for a wide variety of industrial infrastructure applications marketed under our CARBOLINE, NULLIFIRE, A/D FIRE, NU-CHEM and PLASITE brand names;

•	exterior insulating finishing systems, including textured finish coats, sealers and variegated-aggregate finishes marketed under our DRYVIT brand name;

•	a variety of products for specialized applications, including powder coatings for exterior and interior applications marketed under our TCI brand name;

•	fluorescent colorants and pigments marketed under our DAY-GLO brand name;

•	concrete and masonry additives and related construction chemicals marketed under our EUCO brand name;

•	commercial carpet and floor cleaning solutions marketed under our CHEMSPEC brand name;

•	specialty adhesives and sealants marketed under our COMPACTA and PACTAN brand names;

•	fuel additives marketed under our VALVTECT brand name;

•	wood treatments marketed under our KOP-COAT brand name;

•	pleasure marine coatings marketed under our PETTIT, WOOLSEY and Z-SPAR brand names;

•	and waterproofing and concrete repair products marketed under our VANDEX brand name.
Consumer Segment
          Our consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement, automotive maintenance and boat repair, and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America. Consumer segment products are sold throughout North America directly to mass merchandisers, home improvement centers, hardware stores, paint stores, automotive supply stores, craft shops and to other smaller customers through distributors. Our consumer segment generated $1.2 billion in net sales in the fiscal year ended May 31, 2007 and is composed of the following major product lines and brand names:
•	a broad line of coating products to protect and decorate a wide variety of surfaces for the DIY and professional markets which are sold under several key RUST-OLEUM brand names, including STOPS RUST, AMERICAN ACCENTS, PAINTER’S TOUCH, SPECIALTY, PROFESSIONAL, TREMCLAD, VARATHANE, WATCO, EPOXY SHIELD, INDUSTRIAL CHOICE, LABOR SAVER, ROAD WARRIOR, SIERRA PERFORMANCE, HARD HAT, MATHYS, COMBI COLOR, NOXYDE and BLACKFRIAR;

•	a complete line of caulks, sealants and adhesives for home improvement, construction and the autobody aftermarket, marketed through a wide assortment of DAP and BONDO branded products, including ALEX, ALEX PLUS, ALEX FAST DRY, KWIK SEAL, KWIK SEAL PLUS, SIDEWINDER, DYNAFLEX 230, PHENOSEAL, MONO, SEAL ‘N PEEL, WELDWOOD, BLUESTIK, ONE STIK, SPRAY ‘N STIK, STIKAROUNDS, STRONGSTIK, EPOXYSTIK, BEATS THE NAIL, ‘33’, BLEND STICK, PLASTIC WOOD, FAST ‘N FINAL , DRYDEX, EASY SOLUTIONS, CRACKSHOT, PRESTO PATCH, QUICK PLUG, DAPTEX, KWIK FOAM, BONDO and DYNATRON;

•	a broad line of specialty products targeted to solve problems for the paint contractor and the DIYer for applications that include surface preparation, mold and mildew prevention, wallpaper removal and application, and waterproofing, under our ZINSSER, B-I-N, BULLS EYE 1-2-3, COVER-STAIN, DIF, FAST PRIME, SEALCOAT, JOMAX, GARDZ, PERMA WHITE, SHIELDZ, WATERTITE, OKON, PARKS, PAPERTIGER and WALWORKS brand names;

•	an assortment of other products, including hobby paints and cements marketed under our TESTORS brand name;

•	wood furniture finishes and touch-up products marketed under our CCI, MOHAWK, CHEMICAL COATINGS, BEHLEN and WESTFIELD COATINGS brand names;

•	deck and fence restoration products marketed under our WOLMAN brand name;

•	metallic and faux finish coatings marketed under our MODERN MASTERS brand name;

•	and shellac-based-specialty coatings for industrial and pharmaceutical uses, edible glazes and food coatings marketed under our MANTROSE-HAEUSER and NATURE SEAL brand names.
Foreign Operations
          For the fiscal year ended May 31, 2007, our foreign manufacturing operations accounted for approximately 30% of our total net sales, excluding any direct exports from the United States. Our direct exports from the United States were 3% of our total net sales for the fiscal year ended May 31, 2007. In addition, we receive license fees and royalty income from numerous international license agreements, and we also have several joint ventures, which are accounted for under the equity method, operating in various foreign countries. We have manufacturing facilities in Argentina, Belgium, Canada, China, Colombia, The Czech Republic, Germany, Italy, Mexico, The Netherlands, New Zealand, Poland, South Africa, the United Arab Emirates and the United Kingdom. We also have sales offices or warehouse facilities in Australia, Belgium, The Czech Republic, Canada, Finland, France, Germany, Hong Kong, Italy, Japan, Mexico, Poland, Russia, South Africa, Singapore, Sweden, the United Kingdom and several other countries. Information concerning our foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition, which appears in the 2007 Annual Report to Stockholders, incorporated herein by reference.
Competition
          We conduct our business in highly competitive markets, and all of our major products face competition from local, regional and national firms. Our markets, however, are fragmented, and we do not face competition across all of our products from any one competitor in particular. Several of our competitors have access to greater financial resources and larger sales organizations than we do. While third-party figures are not necessarily available with respect to the size of our position in the market for each of our products, we believe that we are a major producer of roofing systems, urethane sealants and waterproofing materials, aluminum coatings, cement-based paints, hobby paints, pleasure-marine coatings, furniture-finishing repair products, automotive repair products, industrial-corrosion-control products, consumer rust-preventative coatings, polymer floorings, fluorescent coatings and pigments, exterior-insulating-finish systems, fiberglass-reinforced-plastic gratings, and shellac-based coatings. However, we do not believe that we have a significant share of the total protective coatings market (on a world-wide basis). The following is a summary of the competition our key products face in the various markets in which we compete.
          Paints, Coatings, Adhesives and Sealants Products
          The market for paints, coatings, adhesives and sealants has experienced significant consolidation over the past several decades. However, the market remains fragmented, which creates further consolidation opportunities for industry participants. Many leading suppliers tend to focus on coatings, while other companies focus on adhesives and sealants. Barriers to market entry are relatively high for new markets entrants due to the lengthy intervals between product development and market acceptance, the importance of brand identity and the difficulty in establishing a reputation as a reliable supplier of these products. Most of the suppliers, including us, who provide these items have a portfolio of products that span across a wide variety of applications.
          Consumer Home Improvement Products. Within the consumer segment, we generally serve the home improvement market with products designed for niche architectural, rust-preventative, decorative, special purpose, caulking and sealing applications. The products we sell for home improvement include, but are not limited to, those sold under our BONDO, DAP, PHENOSEAL, RUST-OLEUM and ZINSSER brand names. Leading manufacturers of home improvement-related coatings, adhesives and sealants market their products to DIY users and contractors through a wide range of distribution channels, including direct sales to home improvement centers, mass merchandisers, hardware, paint and automotive supply stores, as well as sales through distributors and sales representative organizations. Competitors in this market generally compete for market share by marketing and building upon brand recognition, providing customer service and developing new products based on customer needs.
          Industrial Protective Coatings Products. Anti-corrosion protective coatings must withstand the destructive elements of nature, and operating processes under harsh environments and conditions. Some of the larger consumers of high-performance protective and corrosion control coatings are the oil and gas, pulp and paper, petrochemical, shipbuilding and public utility industries. In the public sector, corrosion control coatings are used on structures such as bridges and in water and wastewater treatment plants. These markets are highly fragmented. We and our competitors compete for market share by supplying a wide variety of high-quality products and offering customized solutions. Our industrial coating products are marketed primarily under our CARBOLINE, PLASITE, NULLIFIRE, A/D FIRE and TCI brand names.
          Roofing Systems Products
          In the roofing industry, reroofing applications have historically accounted for three-quarters of U.S. demand, with the remaining quarter generated by new roofing applications. The largest manufacturers of roofing systems products focus primarily on residential roofing as well as single-ply systems for low-end, commercial and institutional applications, competing mainly on price and, to a lesser degree, on service. In contrast, we compete primarily for the higher-end, multi-ply and modified bitumen applications in the built-up and low-slope roofing industry. This specialty niche within the larger market tends to exhibit fewer commodity-market characteristics, with customers valuing the greater protection and longer life provided by these roofing systems, as well as ongoing maintenance, inspection and technical services. Typical customers demanding higher-performance roofing systems include governmental facilities, universities, schools, hospitals, museums and certain manufacturing facilities. Our roofing systems products are sold primarily under a number of our TREMCO brand names.
          Construction Chemical Products
          Flooring Systems Products. Polymer flooring systems are used in industrial, commercial and, to a lesser extent, residential applications to provide a smooth, seamless surface that is impervious to penetration by water and other substances while being easy to clean and maintain. These systems are particularly well-suited for clean environments such as pharmaceutical, food and beverage and healthcare facilities. In addition, the fast installation time and long-term durability of these systems and products make them ideal for industrial floor repair and restoration. Polymer flooring systems are based primarily on epoxy resins, although urethane products have experienced significant growth in recent years. Most of these flooring systems are applied during new construction, but there is also a significant repair and renovation market. Key performance attributes in polymer flooring systems that distinguish competitors for these applications include static control, chemical resistance, contamination control, durability and aesthetics. We market our flooring systems primarily under our STONHARD brand names.
          FRP Grating and Structural Composites. Fiberglass reinforced plastic grating, or FRP, is used primarily in industrial and, to a lesser extent, commercial applications. FRP grating exhibits many features making it a beneficial alternative to traditional steel or aluminum grating. These include a high strength-to-weight ratio, high corrosion resistance, electrical and thermal non-conductivity, and molded-in color, which eliminates the need for repainting. FRP grating is used for platforms, walkways, stairs and structures for a variety of applications, including those in the food and beverage, chemical processing, water-wastewater, pulp and paper, and offshore oil and gas industries. Key attributes that differentiate competitors in these markets include product quality, depth of product line, and design-and-fabrication services. Our products for these applications are sold under our FIBERGRATE, CHEMGRATE, CORGRATE and SAFE-T-SPAN brand names.
          Sealants, Concrete and Masonry Products. Sealants, which are used in a variety of construction applications, include urethane and silicone-based products designed for sealing windows, sealing concrete, for waterproofing and fireproofing primarily for commercial buildings. In the concrete and masonry additives market, a variety of chemicals can be added to cement, concrete and other masonry to improve the processability, performance, or appearance of these products. Chemical concrete admixtures are typically grouped according to their functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. The key attributes that differentiate competitors for these applications include quality assurance, on-the-job consultation and value-added, highly-engineered products. We primarily offer products marketed under our TREMCO, EUCO, ILLBRUCK, TAMMS, REPUBLIC, VULKEM, DYMERIC, TUFF-N-DRI and WATCHDOG WATERPROOFING brand names for this line of business.
Intellectual Property
          Our intellectual property portfolios include valuable patents, trade secrets and know-how, domain names, trademarks, trade and brand names. In addition, through our subsidiaries, we continue to conduct significant research and technology development activities. Among our most significant intangibles are our DAY-GLO®, RUST-OLEUM®, CARBOLINE®, DAP® and TREMCO® trademarks.
          Day-Glo Color Corp., one of our subsidiaries, is the owner of 50 trademark registrations or applications for the trademark “DAY-GLO®” in the United States and numerous other countries for a variety of fluorescent products. There are also many other foreign and domestic registrations or applications for other trademarks of the Day-Glo Color Corp., bringing the total number of registrations or applications to more than 120.
          Rust-Oleum Brands Company and some of our other subsidiaries own more than 500 trademark registrations or applications in the United States and numerous other countries for the trademark “RUST-OLEUM®” and other trademarks covering a variety of rust-preventative, decorative, general purpose, specialty, industrial and professional coatings sold by Rust-Oleum Corporation and related companies.
          Carboline Company, one of our subsidiaries, is the owner of two United States trademark registrations for the trademark “CARBOLINE®.” Carboline Company is also the owner of more than 200 other trademark registrations or applications in the United States and numerous other countries covering the products sold by the Carboline Company.

          DAP Brands Company and other subsidiaries of the Company own more than 500 trademark registrations or applications in the United States and numerous other countries for the “DAP®,” the “PUTTY KNIFE design” trademark and other trademarks covering products sold under the DAP brand and related brands.
          Tremco Incorporated and some of our other subsidiaries own more than 100 registrations for the trademark “TREMCO®” in the United States and numerous countries covering a variety of roofing, sealants and coating products. There are also many other trademarks of Tremco Incorporated that are the subject of registrations or application in the United States and numerous other countries, bringing the total number of registrations and applications to more than 800.
          Our other principal product trademarks include: ALUMANATION®, B-I-N®, BITUMASTIC®, BONDO®, BULLS EYE 1-2-3®, CHEMGRATE®, DRYVIT®, DYMERIC®, DYNALITE®, DYNATRON®, EASY FINISH®, EUCO®, FLECTO®, EPOXSTEEL®, FIBERGRATE®, FLOQUIL®, GEOFLEX®, ILLBRUCK®, MAR-HYDE®, MOHAWK®, OUTSULATION®, PARASEAL®, PERMAROOF®, PETTIT™, PLASITE®, SANITILE®, STONBLEND®, STONCLAD®, STONHARD®, STONLUX®, TCI®, TESTORS®, ULTRALITE™, VARATHANE®, VULKEM®, WOOLSEY®, ZINSSER® and Z-SPAR®; and, in Europe, NULLIFIRE®, RADGLO® and MARTIN MATHYS™. Our existing and pending trademark registrations are valid for a variety of different terms of up to 20 years, and may be renewable as long as the trademarks continue to be used and all other local conditions for renewal are met. Our trademark registrations are maintained and renewed on a regular basis as required.
Raw Materials
          We do not have any single source suppliers of raw materials that are material to our business, and we believe that alternative sources of supply are available for most of our key raw materials. When shortages of raw materials have occurred, we have, on occasion, been able to reformulate our products to be able to use more readily available raw materials. Although we have been able to reformulate products to use more readily available raw materials in the past, we cannot guarantee that we will have the ability to do so in the future.
          Costs of certain raw materials, particularly resins and petroleum-based feedstocks, have continued to increase over the last 42 months. For the fiscal year ended May 31, 2007, increased raw material costs negatively impacted our consolidated gross profit margin by approximately 130 basis points compared to the prior year. (One hundred basis points is equivalent to one percentage point.)
Seasonal Factors
          Our business is dependent to a significant extent on external weather factors. We historically experience stronger sales and net income in our first, second and fourth fiscal quarters, which are the three month periods ending August 31, November 30 and May 31, respectively, while we have experienced weaker performance in our third fiscal quarter.
Customers
          Ten large consumer segment customers, such as DIY home centers, represented approximately 20% of our total net sales for the fiscal year ended May 31, 2007, while this same group accounted for approximately 22% of our total net sales for the prior fiscal year. Sales to The Home Depot represented 9% of our total sales for fiscal 2007. Except for sales to these customers, our business is not dependent upon any one customer or small group of customers, but is largely dispersed over a substantial number of customers.
Backlog
          We historically have not had a significant backlog of orders, and we did not have a significant backlog during the year ended May 31, 2007.
Research and Development
          Our research and development work is performed at various laboratory locations throughout the United States. During fiscal years 2007, 2006 and 2005, we spent approximately $34.7 million, $32.3 million and $28.9 million, respectively, on research and development activities. In addition to this laboratory work, we view our field technical service as being integral to the success of our research activities. Our research and development activities and our field technical service costs are both included as part of our selling, general and administrative expenses.
Environmental Matters
          We are subject to a broad range of laws and regulations dealing with the environment, health and safety in the various locations around the world in which we conduct our business. These laws and regulations include, but are not limited to, the following major areas:
•	the sale, export, generation, storage, handling, use and transportation of hazardous materials;

•	the emission and discharge of hazardous materials into the soil, water and air;

•	and the health and safety of our employees.
          We are also required to obtain permits from various governmental authorities for certain operations. We cannot guarantee that our subsidiaries or their plants have been or will be at all times in complete compliance with all such laws, regulations and permits. If we or any of our subsidiaries violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators.
          Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. Persons who arrange for the disposal or treatment of hazardous substances also may be responsible for the cost of removal or remediation of these substances, even if such persons never owned or operated any disposal or treatment facility. Certain of our subsidiaries are involved in various environmental claims, proceedings and/or remedial activities relating to facilities currently or previously owned, operated or used by these subsidiaries, or their predecessors. In addition, we or our subsidiaries, together with other parties, have been designated as potentially responsible parties, or PRPs, under federal and state environmental laws for the remediation of hazardous waste at certain disposal sites. In addition to clean-up actions brought by federal, state and local agencies, plaintiffs could raise personal injury, natural resource damage or other private claims due to the presence of hazardous substances on a property. Environmental laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of hazardous substances.
          We have incurred in the past, and will continue to incur in the future, costs to comply with environmental laws. Environmental laws and regulations are complex, change frequently and have tended to become increasingly stringent over time. In addition, the related costs may vary depending on the particular facts and development of new information. As a result, our operating expenses and continuing capital expenditures related to compliance with environmental laws may increase, and more stringent standards also may limit our operating flexibility. A significant increase in these costs and capital expenditures could adversely affect our business, results of operations, financial condition or cash flows. In addition, to the extent hazardous materials exist on or under our real property, the value and future use of that real property may be adversely affected. For information regarding environmental accruals, see Note I (Contingencies and Loss Reserves) of the Notes to our Consolidated Financial Statements, which appear in the 2007 Annual Report to Stockholders, incorporated herein by reference.
Employees
          As of May 31, 2007, we employed 9,424 persons, of whom 683 were represented by unions under contracts which expire at varying times in the future. We believe that our relations with our employees and their unions are good.
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
Our significant amount of indebtedness or our asbestos liability could have a material adverse impact on our business.
          We have a significant amount of indebtedness and a large asbestos liability. Our total debt increased from $876.6 million at May 31, 2006 to $988.1 million at May 31, 2007, largely as a result of acquisition activities during that time period. Our asbestos reserve stood at $354.3 million at May 31, 2007. These items compare with $1,086.9 million in stockholders’ equity at May 31, 2007. Nevertheless, our level of indebtedness and our asbestos liability together or separately could have important consequences to you. For example, the presence of these items:
•	may require us to dedicate a material portion of our cash flow from operations to make payments on our indebtedness or meet our asbestos obligations, thereby reducing the cash flow available to fund working capital, capital expenditures, acquisitions, dividend payments, stock repurchases or other general corporate requirements;

•	could result in a downgrading of our credit rating, which would increase our borrowing costs, adversely affect our financial results, and make it more difficult for us to raise capital;

•	may restrict our operational flexibility and reduce our ability to conduct certain transactions, since our credit facility contains certain restrictive financial and operating covenants;

•	may limit our flexibility to adjust to changing business and market conditions, which would make us more vulnerable to a downturn in general economic conditions;

•	and may have a material adverse effect on our short-term liquidity if large debt maturities and asbestos-related cash outlays occur in close succession.

Changes to the Company’s asbestos liability could impact our results of operations, and ultimately the amount of cash required to settle our current and future obligations.
          In the fourth quarter of 2006, we recorded an asbestos liability on our balance sheet to cover the estimated cost of pending claims and unasserted potential future claims, including defense-related costs, through fiscal 2016. The amount that we recorded for our asbestos-related liability was based on facts known to us at the time and the input of an independent third-party expert. In light of the uncertainties inherent in making long-term projections, we have determined that a ten-year period is the most reasonable time period over which reasonably accurate estimates might still be made for projecting asbestos liabilities and defense costs and, accordingly, the reserve does not include asbestos liabilities for any period beyond ten years. The process and methodology used to develop our long-term asbestos liability estimate are set forth in Note I of the Notes to Consolidated Financial Statements, which appear in the 2007 Annual Report to Stockholders. Our actual expenses for asbestos could be significantly higher or lower than those estimated and recorded, if the assumptions that we used or relied upon vary significantly from actual results or if federal trust fund legislation or other new legislation governing asbestos claims were enacted. We review our assumptions and currently known facts on a periodic basis to determine whether any adjustments are required to our asbestos-related liability. Adjustments, if any, to the estimate of our asbestos-related liability could negatively impact our results of operations for the period or periods in which such adjustments are made and, ultimately, increase the amount of cash necessary to meet our asbestos-related obligations. We do not maintain a sinking fund for our asbestos liability. See Note I of the Notes to Consolidated Financial Statements, which appear in the 2007 Annual Report to Stockholders for additional information regarding asbestos claims.
Fluctuations in the supply and prices of raw materials may negatively impact our financial results.
          We obtain the raw materials needed to manufacture our products from a number of suppliers. Many of our raw materials are petroleum-based derivatives, minerals and metals. Under normal market conditions, these materials are generally available on the open market and from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate, which could impair our ability to procure necessary materials or increase the cost of manufacturing our products. If the prices of raw materials continue to increase and we are unable to pass these increases on to our customers, we will continue to experience reduced gross profit margins.
          Due to the broad impact of Hurricanes Katrina and Rita on the petrochemical industry and other factors, the costs of certain raw materials, particularly resins and petroleum-based feedstocks, have continued to increase over the last 42 months. For the fiscal year ended May 31, 2007, increased raw material costs negatively impacted our consolidated gross profit margin by approximately 130 basis points. If such cost increases continue and we are unable to raise our prices sufficiently, our results of operations will continue to be adversely affected.
The markets in which we operate are highly competitive and some of our competitors may be larger and may have greater financial resources than we do.
          The markets in which we operate are fragmented, and we do not face competition from any one company across all of our product lines. However, any significant increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced gross margins. Increased competition may also impair our ability to grow or to maintain our current levels of revenues and earnings. Companies that compete in our markets include Carlisle, Degussa, GE Plastics, ICI, Masco, PPG, Rohm and Haas, Sika Finanz, Sherwin-Williams and Valspar. Several of these companies are much larger than we are and may have greater financial resources than we do. Increased competition with these companies could prevent the institution of price increases or could require price reductions or increased spending to maintain our market share, any of which could adversely affect our results of operations.
We depend on a number of large customers for a significant portion of our net sales and, therefore, significant declines in the level of purchases by any of these key customers could harm our business.
          Some of our operating companies, particularly in the consumer segment, face a substantial amount of customer concentration. Our key customers include Ace Hardware Stores, Canadian Tire, Cotter & Company, Do It Best, The Home Depot, Lowe’s Home Centers, Menards, Orgill, W.W. Grainger and Wal-Mart. Sales to our ten largest customers accounted for approximately 20%, 22% and 25% of our consolidated net sales for the fiscal years ended May 31, 2007, 2006 and 2005, respectively, and 55%, 55% and 57%, respectively, of the consumer segment’s net sales for those same fiscal years. Sales to The Home Depot accounted for approximately 9%, 10% and 11% of our consolidated net sales and 24%, 25% and 26% of our consumer segment net sales for the fiscal years ended May 31, 2007, 2006 and 2005, respectively. If we were to lose one or more of our key customers, or experience a delay or cancellation of a significant order, or incur a significant decrease in the level of purchases from any of our key customers, or experience difficulty in collecting amounts due from a key customer, our net revenues could decline and our operating results could be reduced materially.
Many of our customers operate in cyclical industries, and downward economic cycles may have a material adverse effect on our business.
          Many of our customers, across both reportable segments, are in businesses and industries that are cyclical in nature and sensitive to changes in general economic conditions, interest rates, construction activity, and other factors, including changes in consumer spending and preferences. As a result, the demand for our products by these customers depends, in part, upon general economic conditions. Downward economic cycles affecting the markets of our customers may reduce the sales of our products resulting in material reductions to our revenues and net earnings.
A loss in the actual or perceived value of our brands could limit or reduce the demand for our products.
          Our family of products includes a number of well-known brand names that are used in a variety of industrial maintenance, consumer do-it-yourself and professional applications. We believe that continuing to maintain the strength of our brands is critical to increasing demand for our products and maintaining their widespread acceptance among our customers. The reputations of our branded products depend on numerous factors, including the successful advertising and marketing of our brand names, consumer acceptance, the availability of similar products from our competitors, and our ability to maintain our products’ quality and technological advantages. A loss in the actual or perceived value of our brands could limit or reduce the demand for our products.

Our business and financial condition could be adversely affected if we are unable to protect our material trademarks and other proprietary information.
          We have numerous valuable patents, trade secrets and know-how, domain names, trademarks and trade names, including certain marks that are significant to our business, which are identified under Item 1 of this Report. Despite our efforts to protect our trademarks and other proprietary rights from unauthorized use or disclosure, other parties, including our former employees or consultants, may attempt to disclose, obtain or use our proprietary information or marks without our authorization. Unauthorized use of our trademarks, or unauthorized use or disclosure of our other intellectual property, could negatively impact our business and financial condition.
The chemical and construction products industries in which we serve expose us to inherent risks of legal claims and other litigation-related costs, which could adversely impact our business.
          As a participant in the chemical and construction products industries, we face an inherent risk of exposure to legal claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury and/or property damage. For example, one of our subsidiaries, Dryvit Systems, Inc. (“Dryvit”), a manufacturer of coatings for exterior insulating finishing systems, or EIFS, is a defendant or co-defendant in numerous ongoing property damage claims related to the alleged defects of EIFS. Some of the EIFS claims also stem from alleged personal injuries from exposure to mold. Dryvit’s and our insurers, which include First Colonial Insurance Company, one of our wholly-owned, captive insurance companies, have in the past paid for a substantial portion of Dryvit’s defense and/or settlement costs in the EIFS-related litigation. Dryvit has recently sued certain of our third party insurers to cover certain of its EIFS claims. The status of this litigation is such that we have recorded an insurance receivable for amounts contractually due and payable to us under the related insurance policies. If, however, we are unable to secure payments from these insurers in an amount sufficient to cover this insurance receivable, our business, cash flows and results of operations may be materially and adversely impacted. For further information regarding our EIFS litigation, please refer to Note I of the Notes to Consolidated Financial Statements included in the 2007 Annual Report to Stockholders.
Compliance with environmental laws and regulations could subject us to unforeseen future expenditures or liabilities, which could have a material adverse impact on our business.
          We are subject to numerous environmental laws and regulations in the U.S., Canada and other foreign countries where we conduct business. Governmental and regulatory authorities impose various laws and regulations on us that relate to environmental protection, the sale and export of certain chemicals or hazardous materials, and various health and safety matters, including the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes, and the investigation and remediation of soil and groundwater affected by hazardous substances. These laws and regulations include the Clean Air Act, the Clean Water Act, RCRA, CERCLA, TSCA, and various other federal, state, provincial, local and international statutes. In addition, these laws and regulations often impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up our, or our predecessors’, past or present facilities, and third party disposal sites. We are currently undertaking remedial activities at a number of facilities and properties and have received notices under the federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws of liability or potential liability in connection with the disposal of material from our current or former operations. Further, we also could be subject to future liability resulting from conditions that are currently unknown to us that could be discovered in the future.

          The environmental laws under which we operate are numerous, complicated and often increasingly stringent, and may be applied retroactively. As a result, we have not always been and may not always be in full compliance with all environmental, health and safety laws and regulations in every jurisdiction in which we conduct our business. In addition, if we violate or fail to comply with environmental laws, we could be fined or otherwise sanctioned by regulators. We also could be liable for consequences arising out of human exposure to hazardous substances relating to our products or operations. Accordingly, we cannot guarantee that we will not be required to make additional expenditures to remain in or to achieve compliance with environmental laws in the future or that any such additional expenditures will not have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our businesses are subject to extensive environmental and safety laws and regulations that may restrict or adversely impact our ability to conduct our business.
          Our businesses are also dependent on the issuance of operating permits and registrations required from government agencies. In connection with the performance of certain activities, our businesses are required to seek permission from agencies in the states, provinces, and countries in which they operate. If regulatory permits or registrations are delayed, restricted, or rejected, subsequent operations at our businesses could be delayed or restricted.
          Any regulatory agency could reject or delay the review of any of our business filings. Delays in obtaining necessary permits and registrations could have an adverse effect on our results of operations. Failure to comply with applicable environmental and safety laws and regulations or permit requirements could result in substantial civil or criminal fines and penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations, remedial or corrective measures, installations of pollution control equipment, or other actions. This could have a material adverse effect on our business, financial condition and operating results.
If our efforts in acquiring and integrating other companies or product lines or establishing joint ventures fail, our business may not grow.
          As part of our growth strategy, we intend to continue pursuing acquisitions of complementary businesses or products and creating joint ventures. Our ability to continue to grow in this manner depends upon our ability to identify, negotiate and finance suitable acquisitions or joint venture arrangements. In addition, acquisitions and their subsequent integration involve a number of risks, including, but not limited to:
•	inaccurate assessments of disclosed liabilities and the potentially adverse effects of undisclosed liabilities;

•	unforeseen difficulties in assimilating acquired companies, their products, and their culture into our existing business;

•	unforeseen delays in realizing the benefits from acquired companies or product lines, including projected efficiencies, cost savings, revenue synergies and profit margins;

•	unforeseen diversion of our management’s time and attention from other business matters;

•	unforeseen difficulties resulting from insufficient prior experience in any new markets we may enter;

•	unforeseen difficulties in retaining key employees and customers of acquired businesses;

•	and increases in our indebtedness and contingent liabilities, which could in turn restrict our ability to raise additional capital when needed or to pursue other important elements of our business strategy.
          Execution of our acquisition strategy with respect to some companies or product lines could fail or could result in unanticipated costs to us that were not apparent despite our due diligence efforts, either of which could hinder our growth or adversely impact our results of operations.
We derive a significant amount of our revenues from foreign markets, which subjects us to additional business risks that could adversely affect our results of operations.
          Our foreign manufacturing operations accounted for approximately 30% of our net sales for the fiscal year ended May 31, 2007, not including exports directly from the United States which accounted for approximately 3% of our net sales for fiscal 2007. Our international operations could be adversely affected by changes in political and economic conditions, inflation rates, trade protection measures, restrictions on foreign investments and repatriation of earnings, changing intellectual property rights, difficulties in staffing and managing foreign operations and changes in regulatory requirements that restrict the sales of our products or increase our costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in material volatility in our costs and earnings and may also adversely affect the carrying values of our assets located outside the United States.
          In many foreign countries, it is acceptable to engage in certain business practices that we are prohibited from engaging in because of regulations that are applicable to us, such as the Foreign Corrupt Practices Act. Although we have internal control policies and procedures designed to ensure compliance with these regulations, there can be no assurance that our policies and procedures will prevent a violation of these regulations. Any violation could cause an adverse effect on our results of operations.
We could be adversely affected by global tax law changes.
          Our operations are subject to various federal, state, local and foreign tax laws and regulations which govern, among other things, taxes on worldwide income. Future tax law changes, if any, may increase applicable tax rates or impose stricter compliance requirements in the jurisdictions in which we operate, which could reduce our consolidated net earnings.
Terrorist activities and other acts of violence or war and natural disasters have negatively impacted in the past and could negatively impact in the future the U.S. and foreign countries, the financial markets, the industries in which we compete, our operations and profitability.
          Terrorist activities and natural disasters have contributed to economic instability in the United States and elsewhere, and further acts of terrorism, violence, war or natural disasters could affect the industries in which we compete, our ability to purchase raw materials, our results of operations and financial condition. In addition, terrorist activities and natural disasters may directly impact our physical facilities or those of our suppliers or customers, which could impact our sales, our production capability and our ability to deliver products to our customers. Any disruption of our ability to produce or distribute our products could result in a material decrease in our revenues or significant additional costs to replace, repair or insure our assets, which could have a material adverse impact on our financial condition and results of operations.
Although we have insurance it may not cover every potential risk associated with our operations.
          Although we maintain insurance of various types to cover many of the risks and hazards that apply to our operations, our insurance will not cover every potential risk associated with our operations. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on our financial condition and results of operations. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.
Adverse weather conditions may reduce the demand for some of our products and could have a negative effect on our sales.
          From time to time, adverse weather conditions in certain parts of the United States and other countries in which we do business have had an adverse effect on our sales of paint, coatings and related products. For example, unusually cold and rainy weather, especially during the general construction and exterior painting season, could have an adverse effect on sales of our exterior paint products.
Item 1B. Unresolved Staff Comments.
          Not Applicable.
Item 2. Properties.
          Our corporate headquarters and a plant and offices for one subsidiary are located on an 119-acre site, which we own in Medina, Ohio. As of May 31, 2007, the Company’s operations occupied a total of approximately 9.5 million square feet, with the majority, approximately 7.9 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 9.5 million square feet occupied, 6.0 million square feet are owned and 3.5 million square feet are occupied under operating leases.
          Set forth below is a description, as of May 31, 2007, of our principal manufacturing facilities which we believe are material to our operations:

		Approximate
		Square Feet
	Business/	of
Location	Segment	Floor Space	Leased or Owned
Pleasant Prairie,	Rust-Oleum	303,200	Owned
Wisconsin	(Consumer)

Toronto, Ontario,	Tremco	207,200	Owned
Canada	(Industrial)

Newark,	Zinsser	182,418	Owned
New Jersey	(Consumer)

Cleveland,	Euclid Chemical	178,838	Owned
Ohio	(Industrial)

		Approximate
		Square Feet
	Business/	of
Location	Segment	Floor Space	Leased or Owned
Cleveland, Ohio	Tremco	160,300	Owned
	(Industrial)

Bodenwoehr,	illbruck	151,171	Owned
Germany	(Industrial)

Cleveland, Ohio	Day-Glo	147,200	Owned
	(Industrial)

Baltimore,	DAP	144,200	Owned
Maryland	(Consumer)

Hagerstown,	Rust-Oleum	143,000	Owned
Maryland	(Consumer)

Arkel,	illbruck	140,067	Owned
Netherlands	(Industrial)

Tipp City, Ohio	DAP	140,000	Owned
	(Consumer)

Lake Charles,	Carboline	114,300	Owned
Louisiana	(Industrial)

Lesage, West	Zinsser	112,000	Owned
Virginia	(Consumer)

Somerset, New	Zinsser	110,000	Owned
Jersey	(Consumer)

Maple Shade,	Stonhard	77,500	Owned
New Jersey	(Industrial)
          We lease certain of our properties under long-term leases. Some of these leases provide for increased rent based on an increase in the cost-of-living index. For information concerning the Company’s rental obligations, see Note F (Leases) of the Notes to Consolidated Financial Statements, which appear in the 2007 Annual Report to Stockholders, incorporated herein by reference. Under all of our leases, we are obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.
          We believe that our manufacturing plants and office facilities are well maintained and suitable for our operations.
Item 3. Legal Proceedings.
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
          As of May 31, 2007, our subsidiaries had a total of 10,824 active asbestos cases compared to a total of 10,580 cases as of May 31, 2006. For the fourth quarter ended May 31, 2007, our subsidiaries secured dismissals and/or settlements of 608 claims and made total payments of $18.6 million, which included defense costs paid during the current quarter of $7.4 million. For the comparable period ended May 31, 2006, dismissals and/or settlements covered 106 claims and total payments were $12.9 million, which included defense costs paid during the quarter of $7.1 million. For the year ended May 31, 2007, our subsidiaries secured dismissals and/or settlements of 1,900 claims and made total payments of $67.0 million, which included defense costs paid during the current year of $27.7 million. For the comparable period ended May 31, 2006, dismissals and/or settlements covered 945 claims and total payments were $59.9 million, which included defense costs paid during the year of $24.0 million. Excluding defense costs, the average costs to resolve a claim, including dismissed claims, were $18,416 and $54,783 for each of the quarters ended May 31, 2007 and 2006, respectively; and $20,684 and $37,989 for each of the years ended May 31, 2007 and 2006, respectively. The amount and timing of dismissals and settlements can fluctuate significantly from period to period resulting in volatility in the average costs to resolve claims in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal statistics on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis and the amounts and rates can vary widely depending on a variety of factors including the mix of malignancy and non-malignancy claims and the amount of defense costs incurred during the period.
          For additional information on our asbestos litigation, including a discussion of our asbestos reserve, see Note I of the Notes to Consolidated Financial Statements, which appear in the 2007 Annual Report to Stockholders.
EIFS Litigation
          As of May 31, 2007, Dryvit, one of our wholly-owned subsidiaries, was a defendant or co-defendant in various single family residential exterior insulated finish systems (“EIFS”) cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.
          Dryvit is a defendant in a class action lawsuit filed on November 14, 2000 in Jefferson County, Tennessee styled Bobby R. Posey, et al. v. Dryvit Systems, Inc. (formerly styled William J. Humphrey, et al. v. Dryvit Systems, Inc.) (Case No. 17,715-IV) (“Posey”). A preliminary approval order was entered on April 8, 2002 in the Posey case for a proposed nationwide class action settlement which was subsequently approved after several appeals. The deadline for filing claims in the Posey class action expired on June 5, 2004 and claims have been processed during the pendency of the various appeals. On September 15, 2005, a final, non-appealable order was entered finally approving the nationwide class. As of June 30, 2007, 7,196 total claims had been filed as of the June 5, 2004 claim filing deadline. Of these 7,196 claims, a total of 4,410 claims have been rejected or closed for various reasons under the terms of the settlement. A total of 1,158 of the remaining claims are at various stages of review and processing under the terms of the settlement and it is possible that some of these claims will be rejected or closed without payment. As of June 30, 2007, a total of 1,630 claims have been paid for a total of approximately $13.6 million. Additional payments have and will continue to be made under the terms of the settlement agreement, which include inspection costs, third party warranties and class counsel attorneys’ fees.
          Third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from our third party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third party insurers. One of our excess insurers filed suit seeking a declaration with respect to its rights and obligations for EIFS related claims under its applicable policies. During last year’s third fiscal quarter, the court granted Dryvit’s motion to stay the federal filing based on a more complete state court complaint filed against these same insurers and the Company’s insurance broker. The coverage case is now proceeding in state court. Discovery in this litigation is ongoing. The trial is scheduled for December 3, 2007. For additional information on our Dryvit EIFS litigation, including a discussion of the existing reserves related to our Dryvit EIFS litigation, see Note I to the Consolidated Financial Statements, included in the 2007 Annual Report to Stockholders.
Environmental Proceedings
          As previously reported, several of our subsidiaries are, from time to time, identified as a “potentially responsible party” under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental statutes. In some cases, our subsidiaries are participating in the cost of certain clean-up efforts or other remedial actions. Our share of such costs, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on our consolidated financial condition or results of operations. See “Item 1 — Business — Environmental Matters,” in this Annual Report on Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders.
          Not Applicable.

Item 4A. Executive Officers of the Registrant*.
          The name, age and positions of each Executive Officer of the Company as of July 30, 2007 are as follows:

Name	Age	Position and Offices with the Company
Frank C. Sullivan	46	President and Chief Executive Officer
Ronald A. Rice	44	Executive Vice President and Chief Operating Officer
P. Kelly Tompkins	50	Executive Vice President and Chief Administrative Officer
Paul G. Hoogenboom	47	Senior Vice President - Manufacturing and Operations and Chief Information Officer
Stephen J. Knoop	42	Senior Vice President - Corporate Development
Robert L. Matejka	64	Vice President, Chief Financial Officer and Controller

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
          Frank C. Sullivan was elected Chief Executive Officer on October 11, 2002 and President on August 5, 1999. From October 2001 to October 2002, Mr. Sullivan served as the Company’s Chief Operating Officer. From October 1995 to August 1999 he served as Executive Vice President, and was Chief Financial Officer from October 1993 to August 1999. Mr. Sullivan served as a Vice President from October 1991 to October 1995. Prior thereto, he served as Director of Corporate Development of the Company from February 1989 to October 1991. Mr. Sullivan served as Regional Sales Manager from 1987 to February 1989 of AGR Company, an Ohio General Partnership formerly owned by the Company. Prior thereto, Mr. Sullivan was employed by First Union National Bank from 1985 to 1987 and Harris Bank from 1983 to 1985. Mr. Sullivan is the son of Thomas C. Sullivan, Chairman of the Board of Directors of the Company.
          Ronald A. Rice was elected Executive Vice President and Chief Operating Officer on October 5, 2006. He served as Senior Vice President - Administration from October 11, 2002 to October 5, 2006 and Assistant Secretary from August 5, 1999 to October 5, 2006. From October 2001 to October 2002, he served as Vice President - Administration. From August 1999 to October 2001, Mr. Rice served as the Company’s Vice President - Risk Management and Benefits. From 1997 to August 1999, he served as Director of Risk Management and Employee Benefits, and from 1995 to 1997 he served as Director of Benefits. From 1985 to 1995, Mr. Rice served in various capacities with the Wyatt Company, most recently he served as an Account Manager from 1992 to 1995.
          P. Kelly Tompkins was elected Executive Vice President and Chief Administrative Officer on October 5, 2006. He served as Senior Vice President of the Company from October 11, 2002 to October 5, 2006, served as General Counsel and Secretary from June 1998 to October 2006, and served as Vice President from June 1998 to October 2002. From June 1996 to June 1998, Mr. Tompkins served as Assistant General Counsel. From 1987 to 1995, Mr. Tompkins was employed by Reliance Electric Company in various positions including Senior Corporate Counsel, Director of Corporate Development and Director of Investor Relations. From 1985 to 1987, Mr. Tompkins was employed as a litigation attorney by Exxon Corporation.
          Paul G. Hoogenboom was elected Senior Vice President - Manufacturing and Operations and Chief Information Officer on October 5, 2006. Prior to that time, he served as Vice President - Operations, to which he was elected on August 1, 2000, and as Chief Information Officer, to

which he was elected on October 11, 2002. Mr. Hoogenboom served as Vice President and General Manager of the Company’s e-commerce subsidiary, RPM-e/c, Inc., in 1999. From 1998 to 1999, Mr. Hoogenboom was a Director of Cap Gemini, a computer systems and technology consulting firm. During 1997, Mr. Hoogenboom was employed as a strategic marketing consultant for Xylan Corporation, a network switch manufacturer. From 1994 to 1997, Mr. Hoogenboom was Director of Corporate I.T. and Communications for A.W. Chesterton Company, a manufacturer of fluid sealing systems.
          Stephen J. Knoop was elected Senior Vice President - Corporate Development on October 5, 2006. From August 1999 until October 2006, Mr. Knoop served as Vice President - Corporate Development. From June 1996 to August 1999, Mr. Knoop served as Director of Corporate Development of the Company. From 1990 to May 1996, Mr. Knoop was an attorney at Calfee, Halter & Griswold LLP, specializing in the federal securities law compliance and merger and acquisitions practice areas.
          Robert L. Matejka was elected Chief Financial Officer on October 12, 2001 and Vice President - Controller on August 1, 2000. From 1995 to 1999, he served as Vice President - Finance of the motor and drive systems businesses of Rockwell International Corporation. From 1973 to 1995, Mr. Matejka served in various capacities with Reliance Electric Company, most recently as its Assistant Controller. From 1965 to 1973, he was an Audit Supervisor with Ernst & Young.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
          The information set forth at page 64 of the 2007 Annual Report to Stockholders under the heading “Quarterly Stock Price and Dividend Information” is incorporated herein by reference.
          The following table presents information about repurchases of RPM International Inc. Common Stock made by us during the fourth quarter of fiscal 2007:

				Maximum
	Total		Total Number of	Number of Shares
	Number of		Shares Purchased as	that May Yet be
	Shares		Part of Publicly	Purchased Under
	Purchased	Average Price	Announced Plans or	the Plans or
Period	(1)	Paid per Share	Programs	Programs
March 1, 2007 through March 31, 2007	—	—	—	—
April 1, 2007 through April 30, 2007	—	—	—	—
May 1, 2007 through May 31, 2007	4,021	$22.70	—	—

TOTAL	4,021	$22.70	—	—

(1)	The number of shares reported as repurchased are attributable to shares that were withheld by us from employees in satisfaction of tax obligations of those employees related to the vesting of restricted stock which was granted under the 1997 Restricted Stock Plan and the 2004 Omnibus Equity and Incentive Plan.
Item 6. Selected Financial Data.
          The following table sets forth our selected consolidated financial data for each of the five years during the period ended May 31, 2007. The data was derived from our annual Consolidated Financial Statements which have been audited by Ernst & Young LLP, the Company’s independent accountants for the fiscal years ended May 31, 2007 and 2006, and by Ciulla, Smith & Dale, LLP, our independent accountants for the fiscal years ended May 31, 2005, 2004 and 2003.
Fiscal Years Ended May 31,

	2007[1]	2006[1]	2005[1]	2004	2003[1]
	(Amounts in thousands, except per share and percentage data)
Net sales	$3,338,764	$3,008,338	$2,555,735	$2,307,553	$2,053,482
Income (loss) before income taxes	307,535	(122,475)	163,728	217,616	47,853
Net income (loss)	208,289	(76,205)	105,032	141,886	35,327
Return on sales %	6.2%	(2.5)%	4.1%	6.1%	1.7%
Basic earnings (loss) per share	$1.76	$(0.65)	$0.90	$1.23	$0.31
Diluted earnings (loss) per share	1.64	(0.65)	0.86	1.16	0.30
Stockholders’ equity	1,086,870	925,941	1,037,739	970,402	871,752
Stockholders’ equity per share	9.20	7.93	8.88	8.38	7.56
Return on stockholders’ equity %	20.7%	(7.8)%	10.5%	15.4%	4.1%
Average shares outstanding	118,179	116,837	116,899	115,777	115,294
Cash dividends paid	$82,106	$74,427	$68,933	$63,651	$59,139
Cash dividends per share	0.685	0.630	0.590	0.550	0.515
Retained earnings	475,676	349,493	500,125	464,026	385,791
Working capital	705,509	655,718	693,656	516,542	499,838
Total assets	3,333,149	2,996,064	2,647,475	2,345,202	2,238,199
Long-term debt	886,416	870,415	837,948	718,929	724,846
Depreciation and amortization	81,607	74,299	65,992	63,277	58,674

Note:	Acquisitions made by the Company during the periods presented may impact comparability from year to year (See Note A to the Consolidated Financial Statements). Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

[1]	Reflects the impact of the asbestos-related insurance settlement of $15.0 million ($9.7 million after-tax) in 2007, and asbestos charges of $380.0 million ($244.3 million after-tax) in fiscal 2006, $78.0 million ($49.5 million after-tax) in fiscal 2005 and $140.0 million ($87.5 million after-tax) in fiscal 2003 (See Note I to the Consolidated Financial Statements).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The information required by this item is set forth at pages 22 through 33 of the 2007 Annual Report to Stockholders, which information is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
          The information required by this item is set forth at pages 32 through 33 of the 2007 Annual Report to Stockholders, which information is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data.
          The information required by this item is set forth at pages 34 through 63, 66 and 68 of the 2007 Annual Report to Stockholders, which information is incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
          None.

Item 9A. Controls and Procedures.
   (a) Evaluation of disclosure controls and procedures.
          The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 31, 2007 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
   (b) Management’s Report on Internal Control over Financial Reporting.
          Management’s Report on Internal Control Over Financial Reporting and the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, are set forth at pages 65 and 67, respectively, of the 2007 Annual Report to Stockholders, which reports are incorporated herein by reference.
   (c) Changes in internal control over financial reporting.
          There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
          None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
          Information required by this item as to the Directors of the Company appearing under the caption “Election of Directors” in the Company’s 2007 Proxy Statement is incorporated herein by reference. Information required by this item as to the Executive Officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 2007 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. Information required by Items 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is set forth in the 2007 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.
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
Item 11. Executive Compensation.
          The information required by this item is set forth in the 2007 Proxy Statement under the heading “Executive Compensation,” which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The information required by this item is set forth in the 2007 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
          The information required by this item is set forth in the 2007 Proxy Statement under the headings “Related Person Transactions” and “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
          The information required by this item is set forth in the 2007 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Related Fee Arrangements,” which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this 2007 Annual Report on Form 10-K:
          1. Financial Statements. The following consolidated financial statements of the Company and its subsidiaries, the report of the Company’s independent registered public accounting firm thereon and the report of the Company’s former principal accounting firm thereon, included in the 2007 Annual Report to Stockholders on pages 34 through 63, 66, and 68 are incorporated by reference in Item 8:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets -
May 31, 2007 and 2006
Consolidated Statements of Income -
fiscal years ended May 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity -
fiscal years ended May 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows -
fiscal years ended May 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements (including Unaudited Quarterly Financial Information)
          2. Financial Statement Schedules. The following consolidated financial statement schedule of the Company and its subsidiaries and the reports of independent registered public accounting firms thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the 2007 Annual Report to Stockholders:

Schedule	Page or Exhibit No.
Report of Independent Registered Public Accounting Firm	S-1

Schedule II — Valuation and Qualifying	S-2
Accounts and Reserves

Consent of Independent Registered Public Accounting Firm	Exhibit 23.1
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

RPM INTERNATIONAL INC.
Date: July 30, 2007	By:	/s/ Frank C. Sullivan
Frank C. Sullivan
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature and Title

/s/ Frank C. Sullivan Frank C. Sullivan	President and Chief Executive Officer and a Director (Principal Executive Officer)

/s/ Robert L. Matejka Robert L. Matejka	Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer)

/s/ Thomas C. Sullivan Thomas C. Sullivan	Chairman and a Director

/s/ Edward B. Brandon Edward B. Brandon	Director

/s/ Bruce A. Carbonari Bruce A. Carbonari	Director

/s/ James A. Karman James A. Karman	Director

/s/ Donald K. Miller Donald K. Miller	Director

/s/ Frederick R. Nance Frederick R. Nance	Director

/s/ William A. Papenbrock William A. Papenbrock	Director

/s/ Charles A. Ratner Charles A. Ratner	Director

/s/ William B. Summers, Jr. William B. Summers, Jr.	Director

/s/ Dr. Jerry Sue Thornton Dr. Jerry Sue Thornton	Director

/s/ Joseph P. Viviano Joseph P. Viviano	Director
Date: July 30, 2007

RPM INTERNATIONAL INC.
Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-101501), as filed with the Commission on November 27, 2002.

3.2	Amended and Restated By-Laws of the Company, which are incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-101501), as filed with the Commission on November 27, 2002.

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Company, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-101501), as filed with the Commission on November 27, 2002.

4.2	Rights Agreement by and between the Company (as successor to RPM, Inc.) and Harris Trust and Savings Bank dated as of April 28, 1999, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on May 11, 1999 (File No. 001-14187).

4.2.1	Amendment to Rights Agreement dated as of December 18, 2000 by and among the Company (as successor to RPM, Inc.), Computershare Investor Services (formerly Harris Trust and Savings Bank) and National City Bank, which is incorporated herein by reference to Exhibit 4.4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 001-14187).

4.2.2	Second Amendment to Rights Agreement, dated as of October 15, 2002, among RPM, Inc., National City Bank (as successor rights agent to Computershare Investor Services, formerly Harris Trust and Savings Bank) and the Company, which is incorporated herein by reference to Exhibit 4.4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-101501), as filed with the Commission on November 27, 2002.

4.3	Indenture, dated as of June 1, 1995, between RPM, Inc. and The First National Bank of Chicago, as trustee, which is incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 as filed with the Commission on August 3, 1995 (File No. 033-61541).

4.3.1	First Supplemental Indenture, dated as of March 5, 1998 to the Indenture dated as of June 1, 1995, between RPM, Inc. and The First National Bank of Chicago, as trustee, with respect to the Liquid Asset Notes with Coupon Exchange (“LANCEs(SM)”) Due 2008, which is incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998 (File No. 001-14187).

Exhibit No.	Description
4.3.2	Specimen Note Certificate of Liquid Asset Notes with Coupon Exchange (“LANCEs(SM)”) Due 2008, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998 (File No. 001-14187).

4.4	Second Supplemental Indenture, dated as of August 26, 2002, by and among the Company, RPM, Inc. and Bank One, N.A. (f/k/a The First National Bank of Chicago) as Trustee, relating to the Indenture, dated as of June 1, 1995, by and between the Company and the Trustee, which is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002 (File No. 001-14187).

4.5	Indenture, dated as of May 13, 2003 between the Company, as issuer, and The Bank of New York, as trustee, with respect to the Senior Convertible Notes Due 2033, which is incorporated herein by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003 (File No. 001-14187).

4.5.1	Specimen Note Certificate for Senior Convertible Notes Due 2033, which is incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003 (File No. 001-14187).

4.6	Indenture, dated as of December 9, 2003 between the Company, as issuer, and The Bank of New York, as trustee, with respect to the 6.25% Senior Notes Due 2013, which is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (File No. 333-114259), as filed with the Commission on April 7, 2004.

4.6.1	Specimen Note Certificate of 6.25% Senior Notes Due 2013, which is incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).

4.7	Indenture dated as of September 30, 2004 between the Company, as issuer, and The Bank of New York, as trustee, with respect to the 4.45% Senior Notes Due 2009, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 30, 2004 (File No. 001-14187).

4.7.1	Form of 4.45% Senior Notes Due 2009, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 30, 2004 (File No. 001-14187).

4.8	Indenture, dated as of October 24, 2005, among RPM United Kingdom G.P., by its general partners, RPM Canada and RPM Canada Investment Company, the Company, as guarantor, and The Bank of New York Trust Company, N.A., as trustee, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 25, 2005 (File No. 001-14187).

4.8.1	Form of 6.70% Senior Note Due 2015, which is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 25, 2005 (File No. 001-14187).

Exhibit No.	Description
4.8.2	Form of Guarantee, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 25, 2005 (File No. 001-14187).

10.1	Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and National City Bank, as Administrative Agent, dated as of November 19, 2004, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 24, 2004 (File No. 001-14187).

10.1.1	Amendment No. 1 to Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and National City Bank, as Administrative Agent, dated as of July 18, 2006, which is incorporated herein by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (File No. 001-14187).

10.2	Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and National City Bank, as Administrative Agent, dated as of December 29, 2006, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 4, 2007 (File No. 001-14187).

10.3	Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated June 6, 2002, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002 (File No. 001-14187).

10.3.1	Amendment No. 2 to Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated January 28, 2003, which is incorporated herein by reference to Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).

10.3.2	Amendment No. 3 to Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated April 30, 2004, which is incorporated herein by reference to Exhibit 10.17.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).

10.3.3	Amendment No. 4 to Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated March 8, 2005, which is incorporated herein by reference to Exhibit 10.15.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (File No. 001-14187).

10.3.4	Omnibus Amendment No. 1 to the Receivables Sale Agreement and the Receivables Purchase Agreement, by and among RPM, Inc., the Company, certain subsidiaries of the Company, RPM Funding Corporation and Bank One, dated as of October 15, 2002, which is incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

Exhibit No.	Description
10.4	Amended and Restated Receivables Purchase Agreement, among RPM Funding Corporation, RPM International Inc., as Servicer, Wachovia Bank, National Association, as Administrative Agent and Co-Agent, and The Bank of Tokyo - Mitsubishi UFJ, Ltd., New York Branch as Co-Agent, dated as of May 10, 2006, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (File No. 001-14187).

10.4.1	Amended and Restated Performance Undertaking executed by RPM International Inc., in favor of RPM Funding Corporation, dated May 10, 2006, which is incorporated herein by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (File No. 001-14187).

10.4.2	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement among RPM Funding Corporation, RPM International Inc., as Servicer, Wachovia Bank, National Association, as Administrative Agent and Co-Agent, and The Bank of Tokyo — Mitsubishi UFJ, Ltd., New York Branch as Co-Agent, entered into July 18, 2006 effective as of May 31, 2006, which is incorporated herein by reference to Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (File No. 001-14187).

10.5	Commercial Paper Dealer Agreement between the Company, as Issuer, and U.S. Bancorp Piper Jaffray Inc., as Dealer, dated as of April 21, 2003, which is incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003 (File No. 001-14187).

10.5.1	Issuing and Paying Agent Agreement between U.S. Bank Trust National Association and the Company, dated as of April 21, 2003, which is incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003 (File No. 001-14187).

*10.6	Succession and Post-Retirement Consulting Letter Agreement, dated April 12, 2002, by and between RPM, Inc. and Thomas C. Sullivan, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 (File No. 001-14187).

*10.6.1	Letter of Amendment to Employment Agreement and Consulting Letter Agreement, dated as of October 14, 2002, by and between RPM, Inc., the Company and Thomas C. Sullivan, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.6.2	Extension to Post-Retirement Consulting Agreement, which is incorporated herein by reference to Exhibit 10.1.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 29, 2005 (File No. 001-14187).

*10.6.3	Extension to Post-Retirement Consulting Agreement, by and between the Company and Thomas C. Sullivan, dated as of June 1, 2007. (x)

Exhibit No.	Description
*10.7	Amended and Restated Employment Agreement, entered into August 16, 2006, effective as of June 1, 2006, by and between the Company and Frank C. Sullivan, President and Chief Executive Officer, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 22, 2006 (File No. 001-14187).

*10.8	Form of Amended and Restated Employment Agreement, entered into August 16, 2006, effective as of June 1, 2006, by and between the Company and each of P. Kelly Tompkins, Senior Vice President, General Counsel and Secretary; Ronald A. Rice, Senior Vice President — Administration and Assistant Secretary; Paul G. Hoogenboom, Vice President — Operations and Chief Information Officer; and Robert L. Matejka — Vice President, Chief Financial Officer and Controller, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 22, 2006 (File No. 001-14187).

*10.8.1	Form of Amended and Restated Employment Agreement, dated as of October 5, 2006, by and between the Company and each of Ronald A. Rice, Executive Vice President, Chief Operating Officer and Assistant Secretary; P. Kelly Tompkins, Executive Vice President, Chief Administrative Officer and Secretary; and Paul G. Hoogenboom, Senior Vice President — Manufacturing and Operations and Chief Information Officer, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 12, 2006 (File No. 001-14187).

*10.9	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers, which is incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.10	RPM International Inc. 1989 Stock Option Plan, as amended, and form of Stock Option Agreements to be used in connection therewith, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 001-14187).

*10.10.1	Amendment No. 3 to RPM International Inc. 1989 Stock Option Plan, as amended, which is incorporated herein by reference to Exhibit 4.5.1 to the Company’s Registration Statement on Form S-8 (File No. 033-32794), as filed with the Commission on November 27, 2002.

*10.11	RPM International Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-60104), as filed with the Commission on November 27, 2002.

*10.11.1	Amendment No. 1 to RPM International Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998 (File No. 001-14187).

Exhibit No.	Description
*10.11.2	Amendment to RPM International Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.3.1 to the Company’s Registration Statement on Form S-8 as filed with the Commission on May 3, 2001 (File No. 001-14187).

*10.11.3	Amendment No. 3 to RPM International Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.5.3 to the Company’s Registration Statement on Form S-8, as filed with the Commission on November 27, 2002 (File No. 333-60104).

*10.11.4	Form of Stock Option Agreement to be used in connection with the RPM International Inc. 1996 Stock Option Plan, as amended, which is incorporated herein by reference to Exhibit 10.6.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.12	RPM International Inc. Benefit Restoration Plan, which is incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 001-14187).

*10.12.1	Amendment No. 1 to the RPM International Inc. Benefit Restoration Plan, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 001-14187).

*10.12.2	Amendment No. 2 to RPM International Inc. Benefit Restoration Plan, which is incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.13	RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 (File No. 001-14187).

*10.13.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 (File No. 001-14187).

*10.13.2	Amendment No. 1 to RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 4.5.1 to the Company’s Registration Statement on Form S-8 (File No. 333-101512), as filed with the Commission on November 27, 2002.

*10.13.3	Amendment No. 2 to the RPM International Inc. Deferred Compensation Plan. (x)

*10.13.4	Amendment No. 3 to RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 10.10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).

*10.13.5	Amendment No. 4 to the RPM International Inc. Deferred Compensation Plan. (x)

*10.13.6	Amendment No. 5 to the RPM International Inc. Deferred Compensation Plan. (x)

*10.13.7	Amendment No. 6 to the RPM International Inc. Deferred Compensation Plan. (x)

Exhibit No.	Description
*10.14	RPM International Inc. Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 001-14187).

*10.14.1	Amendment No. 1 to RPM International Inc. Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.14.2	Amendment No. 2 to RPM International Inc. Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 001-14187).

*10.15	1997 RPM International Inc. Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith, which is incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.15.1	First Amendment to the RPM, Inc. 1997 Restricted Stock Plan, effective as of October 1, 1998, which is incorporated herein by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 (File No. 001-14187).

*10.15.2	Second Amendment to the RPM International Inc. 1997 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.10.2 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 (File No. 001-14187).

*10.15.3	Third Amendment to the 1997 RPM International Inc. Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.12.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).

*10.15.4	Fourth Amendment to the 1997 RPM International Inc. Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 001-14187).

*10.15.5	Fifth Amendment to the 1997 RPM International Inc. Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.12.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).

*10.15.6	Sixth Amendment to the RPM International Inc. 1997 Restricted Stock Plan. (x)

*10.16	RPM International Inc. 2002 Performance Accelerated Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 001-14187).

*10.16.1	Amendment No. 1 to the RPM International Inc. 2002 Performance Accelerated Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 001-14187).

Exhibit No.	Description
*10.16.2	Amendment No. 2 to the RPM International Inc. 2002 Performance Accelerated Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).

*10.16.3	Amendment No. 3 to the RPM International Inc. 2002 Performance Accelerated Restricted Stock Plan. (x)

*10.17	RPM International Inc. 2003 Restricted Stock Plan for Directors, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 (File No. 001-14187).

*10.17.1	Amendment No. 1 to the RPM International Inc. 2003 Restricted Stock Plan for Directors. (x)

*10.18	RPM International Inc. 2004 Omnibus Equity and Incentive Plan, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-120067), as filed with the Commission on October 29, 2004.

*10.18.1	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement, which is incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (File No. 001-14187).

*10.18.2	Form of Stock Appreciation Rights Agreement, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005 (File No. 001-14187).

*10.18.3	Amendment No. 1 to the RPM International Inc. 2004 Omnibus Equity and Incentive Plan. (x)

*10.19	RPM International Inc. 2007 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 12, 2006 (File No. 001-14187).

*10.20	RPM International Inc. 2007 Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 12, 2006 (File No. 001-14187).

10.21	Share Purchase Agreement between illbruck GmbH, Sabina Illbruck, Michael Illbruck and Tremco Germany GmbH, RPOW UK Ltd., RPM International Inc. dated as of July 25, 2005, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005 (File No. 001-14187).

13.1	Portions of RPM International Inc.’s 2007 Annual Report to Stockholders. (x)

21.1	Subsidiaries of the Company. (x)

23.1	Consent of Independent Registered Public Accounting Firm. (x)

23.2	Consent of Independent Public Accounting Firm. (x)

Exhibit No.	Description
23.3	Consent of Crawford & Winiarski, which is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 24, 2007 (File No. 001-14187).

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer. (xx)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer. (xx)

(x)	Filed herewith.

(xx)	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm
on Financial Statement Schedule
To The Board of Directors and Stockholders
RPM International Inc. and Subsidiaries
Medina, Ohio
The audits referred to in our report to the Board of Directors and Stockholders of RPM International Inc. and Subsidiaries dated July 7, 2005, relating to the consolidated financial statements of RPM International Inc. and Subsidiaries included the audit of the schedule listed under Item 15 of Form 10-K for the year ended May 31, 2005. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.
In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.
/s/ Ciulla, Smith & Dale, LLP
CIULLA, SMITH & DALE, LLP
July 30, 2007

S-1

Schedule II
RPM INTERNATIONAL INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

			Additions	Acquisitions
			Charged to	(Disposals)
	Balance at	Additions	Selling,	of Businesses	Insurance				Balance at
	Beginning	Charged to	General and	and	Carrier				End
	of Period	Cost of Sales	Administrative	Reclassifications	Funding	Deductions			of Period
Year Ended May 31, 2007
Allowance for doubtful accounts	$20,252	$	$4,178	$	$		$5,263	(1)	$19,167

Accrued product liability reserves	$53,764	$	$23,833	$	$		$22,534	(2)	$55,063

Accrued loss reserves - Current	$12,914	$	$9,098	$	$		$3,897	(2)	$18,115

Asbestos-related liabilities - Current	$58,925	$	$	$61,092	$		$67,017	(2)	$53,000

Accrued warranty and product liability reserves - Noncurrent	$14,758	$	$3,638	$	$		$8,077	(2)	$10,319

Asbestos-related liabilities - Noncurrent	$362,360	$	$	$(61,092)	$	$		(2)	$301,268

Year Ended May 31, 2006
Allowance for doubtful accounts	$18,565	$	$3,786	$960	$		$3,059	(1)	$20,252

Accrued product liability reserves	$57,414	$	$18,624	$790	$5,000		$28,064	(2)	$53,764

Accrued loss reserves - Current	$8,038	$	$6,171	$370	$		$1,665	(2)	$12,914

Asbestos-related liabilities - Current	$55,000	$	$59,000	$4,812	$		$59,887	(2)	$58,925

Accrued warranty and product liability reserves - Noncurrent	$8,044	$	$8,412	$700	$		$2,398	(2)	$14,758

S-2

			Additions	Acquisitions
			Charged to	(Disposals)
	Balance at	Additions	Selling,	of Businesses	Insurance				Balance at
	Beginning	Charged to	General and	and	Carrier				End
	of Period	Cost of Sales	Administrative	Reclassifications	Funding	Deductions			of Period
Asbestos-related liabilities - Noncurrent	$46,172	$	$321,000	$(4,812)	$	$		(2)	$362,360

Year Ended May 31, 2005
Allowance for doubtful accounts	$18,147	$	$5,457	$	$		$5,039	(1)	$18,565

Accrued product liability reserves	$47,402	$	$17,371	$	$12,850		$20,209	(2)	$57,414

Accrued loss reserves - Current	$9,297	$	$5,774	$	$		$7,033	(2)	$8,038

Asbestos-related liabilities - Current	$47,500	$	$74,935	$	$		$67,435	(2)	$55,000

Accrued warranty and product liability reserves - Noncurrent	$5,579	$	$ (233)	$	$3,400		$702	(2)	$8,044

Asbestos-related liabilities - Noncurrent	$43,107	$	$3,065	$	$	$		(2)	$46,172

(1)	Uncollectible accounts written off, net of recoveries

(2)	Primarily claims paid during the year, net of insurance contributions

(3)	Transfers between current and noncurrent

S-3