Form 10-Q
period 2007-08-31
RPM INTERNATIONAL INC/DE/
filed 2007-10-09
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended August 31, 2007,
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
Yes ☐      No ☑.
As of October 3, 2007
121,400,027 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	August 31, 2007	May 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and short-term investments	$159,843	$159,016
Trade accounts receivable (less allowances of $19,862 and $19,167, respectively)	675,227	744,259
Inventories	471,660	437,759
Deferred income taxes	37,489	39,276
Prepaid expenses and other current assets	202,033	189,939

Total current assets	1,546,252	1,570,249

Property, Plant and Equipment, at Cost	976,253	963,200
Allowance for depreciation and amortization	(511,066)	(489,904)

Property, plant and equipment, net	465,187	473,296

Other Assets
Goodwill	836,768	830,177
Other intangible assets, net of amortization	350,132	353,420
Other	99,481	106,007

Total other assets	1,286,381	1,289,604

Total Assets	$3,297,820	$3,333,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$314,862	$385,003
Current portion of long-term debt	102,322	101,641
Accrued compensation and benefits	90,191	132,555
Accrued loss reserves	68,260	73,178
Asbestos-related liabilities	53,000	53,000
Other accrued liabilities	136,041	119,363

Total current liabilities	764,676	864,740

Long-Term Liabilities
Long-term debt, less current maturities	921,734	886,416
Asbestos-related liabilities	278,445	301,268
Other long-term liabilities	162,579	175,958
Deferred income taxes	27,023	17,897

Total long-term liabilities	1,389,781	1,381,539

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01 authorized 300,000 shares; issued and outstanding 121,299 as of August 2007; issued and outstanding 120,906 as of May 2007	1,213	1,209
Paid-in capital	589,120	584,845
Treasury stock, at cost	(3,474)
Accumulated other comprehensive income	38,689	25,140
Retained earnings	517,815	475,676

Total stockholders’ equity	1,143,363	1,086,870

Total Liabilities and Stockholders’ Equity	$3,297,820	$3,333,149

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	August 31,
	2007	2006
Net Sales	$930,339	$844,161

Cost of Sales	546,437	499,088

Gross Profit	383,902	345,073

Selling, General and Administrative Expenses	271,035	237,585

Interest Expense, Net	12,718	13,203

Income Before Income Taxes	100,149	94,285

Provision for Income Taxes	31,881	32,943

Net Income	$68,268	$61,342

Average Number of Shares of Common Stock Outstanding:

Basic	119,677	117,467

Diluted	130,026	128,192

Basic earnings per share of common stock	$0.57	$0.52

Diluted earnings per share of common stock	$0.53	$0.49

Cash dividends per share of common stock	$0.175	$0.160

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	August 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$68,268	$61,342
Depreciation and amortization	20,878	19,173
Items not affecting cash and other	(1,112)	2,379
Changes in operating working capital	(76,408)	(49,320)
Changes in asbestos-related liabilities, net of tax	(14,657)	(10,523)

	(3,031)	23,051

Cash Flows From Investing Activities:
Capital expenditures	(5,514)	(11,246)
Acquisition of businesses, net of cash acquired	(3,387)	(39,270)
Purchases of marketable securities	(26,129)	(18,214)
Proceeds from the sale of marketable securities	25,667	10,996
Other	374	286

	(8,989)	(57,448)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	34,695	93,372
Reductions of long-term and short-term debt	(830)	(41,234)
Cash dividends	(21,170)	(18,999)
Exercise of stock options	2,419	965
Repurchase of stock	(3,474)

	11,640	34,104

Effect of Exchange Rate Changes on Cash and Short-Term Investments	1,207	(353)

Increase (Decrease) in Cash and Short-Term Investments	827	(646)

Cash and Short-Term Investments at Beginning of Period	159,016	108,616

Cash and Short-Term Investments at End of Period	$159,843	$107,970

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)
NOTE A – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three month periods ended August 31, 2007 and 2006. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2007.
Our business is dependent on external weather factors. Historically, we have experienced strong sales and net income in our first, second and fourth fiscal quarters comprising the three month periods ending August 31, November 30 and May 31, respectively, with weaker performance in our third fiscal quarter (December through February).
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
NOTE B – NEW ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements.” Statement 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, the adoption of this statement will have on our financial statements.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” Statement 159 provides companies with the option to measure, at fair value, certain financial instruments and other items that are not currently required to be measured at fair value. Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for the first fiscal year beginning after November 15, 2007. We have evaluated the potential impact of this statement and anticipate it will have no material impact on our financial position or results of operations.
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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)
taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. We adopted this interpretation as of June 1, 2007. See
Note I.
NOTE C – INVENTORIES
Inventories were composed of the following major classes:

	August 31, 2007	May 31, 2007

(In thousands)
Raw material and supplies	$146,390	$138,541
Finished goods	325,270	299,218

Total Inventory	$471,660	$437,759

NOTE D – COMPREHENSIVE INCOME
Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains or losses on securities and income or loss from derivatives. The following table illustrates the components of total comprehensive income for each of the three month periods ended August 31, 2007 and 2006.

	Three Months Ended
	August 31,
(In thousands)	2007	2006

Net income	$68,268	$61,342
Other Comprehensive Income:
Foreign currency translation adjustments	3,668	213
Minimum pension liability adjustments, net of tax	(2,308)	(56)
Unrealized gain (loss) on securities, net of tax	(1,142)	267
Derivatives income, net of tax	1,672	2,668

Total Comprehensive Income	$70,158	$64,434

NOTE F – CONTINGENCIES AND LOSS RESERVES
Certain of our wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as the subsidiaries), are defendants in various asbestos-related bodily injury lawsuits filed in various

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)
state courts with the vast majority of current claims pending in five states – Illinois, Ohio, Mississippi, Texas and Florida. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by our subsidiaries or others.
As of August 31, 2007, our subsidiaries had a total of 10,957 active asbestos cases compared to a total of 10,934 cases as of August 31, 2006. For the quarter ended August 31, 2007, our subsidiaries secured dismissals and/or settlements of 365 claims and made total payments of $22.8 million, which included defense costs paid during the current quarter of $8.8 million. For the comparable period ended August 31, 2006, dismissals and/or settlements covered 232 claims and total payments were $16.4 million, which included defense costs paid during the quarter of $6.6 million. During the quarter, the Company resolved a higher number of claims versus the prior period which accounted for the increase in year-over-year settlement costs. The Company also had higher year-over-year defense costs as a result of implementing various changes to the structure of its defense counsel and in its claims intake and database management facility. To facilitate these and related changes, the Company has necessarily incurred some duplicate costs and in some instances accelerated the payment of certain previously incurred expenses. In this regard, the Company estimates that it spent approximately $3.0 million more than its normal level of defense-related expenditures due to these added transitional expenses. The Company expects similarly high cash outlays, for the same reasons, over the next two quarters as it completes these various defense-related initiatives. Excluding defense costs, the average costs to resolve a claim, including dismissed claims, were $38,356 and $42,241 for each of the quarters ended August 31, 2007 and 2006, respectively. The amount and timing of dismissals and settlements can fluctuate significantly from period to period resulting in volatility in the average costs to resolve claims in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal statistics on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis and the amounts and rates can vary widely depending on a variety of factors including the mix of malignancy and non-malignancy claims and the amount of defense costs incurred during the period.
Estimating the future cost of asbestos-related contingent liabilities was and continues to be subject to many uncertainties, including (i) the ultimate number of claims filed; (ii) the cost of resolving both current known and future unknown claims; (iii) the amount of insurance, if any, available to cover such claims, including the outcome of coverage litigation against the subsidiaries’ third party insurers; (iv) future earnings and cash flow of our subsidiaries; (v) the impact of bankruptcies of other companies whose share of liability may be imposed on our subsidiaries under certain state liability laws; (vi) the unpredictable aspects of the litigation process including a changing trial docket and the jurisdictions in which trials are scheduled; (vii) the outcome of any such trials including judgments or jury verdicts, as a result of our more aggressive defense posture which includes taking selective cases to verdict; (viii) the lack of specific information in many cases concerning exposure to the subsidiaries’ products and the claimants’ diseases; (ix) potential changes in applicable federal and/or state law; and (x) the potential impact of various proposed structured settlement transactions or subsidiary bankruptcies by other companies, some of which are the subject of federal appellate court review, the outcome of which could materially affect any future asbestos-related liability estimates.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)
In fiscal 2006, we retained Crawford & Winiarski (“C&W”), an independent, third-party consulting firm with expertise in the area of asbestos valuation work, to assist us in calculating an estimate of our liability for unasserted potential future asbestos-related claims. The methodology used by C&W to project our liability for unasserted potential future asbestos-related claims included C&W doing an analysis of (a) widely accepted forecast of the population likely to have been exposed to asbestos; (b) epidemiological studies estimating the number of people likely to develop asbestos-related diseases; (c) historical rate at which mesothelioma incidences resulted in the payment of claims by us; (d) historical settlement averages to value the projected number of future compensable mesothelioma claims; (e) historical ratio of mesothelioma related indemnity payments to non-mesothelioma indemnity payments; and (f) historical defense costs and their relationship with total indemnity payments.
As a result, at the end of fiscal 2006, we recorded a liability for asbestos claims in the amount of $335.0 million, while paying out $12.9 million for dismissals and/or settlements resulting in our reserve moving from $99.2 million at February 28, 2006 to $421.3 million at May 31, 2006. This reserve increase was based upon C&W’s analysis of our total estimated liability for pending and unasserted potential future claims through May 31, 2016. This amount was calculated on a pre-tax basis and was not discounted for the time value of money. In light of the uncertainties inherent in making long-term projections, we have determined that a ten-year period is the most reasonable time period over which reasonably accurate estimates might still be made for projecting asbestos liabilities and defense costs and, accordingly, the reserve does not include asbestos liabilities for any period beyond ten years. As of August 31, 2007, total reserves were approximately $331.4 million, of which $235.5 million was reserved for unasserted potential future claims and $95.9 million was reserved for pending known claims. The material components of the accruals are: (i) the gross number of open malignancy claims (principally mesothelioma claims) as these claims have the most significant impact on our asbestos settlement costs; (ii) historical and current settlement costs and dismissal rates by various categories; (iii) analysis of the jurisdiction and governing law of the states in which these claims are pending; (iv) outside defense counsel’s opinions and recommendations with respect to the merits of such claims; and (v) analysis of projected liability for unasserted potential future claims.
In determining the amount of our asbestos reserves, we relied on assumptions that are based on currently known facts and projection models. Our actual expenses could be significantly higher or lower than those recorded if assumptions used in our calculations vary significantly from actual results. Key variables in these assumptions include the period of exposure to asbestos claims, the number and type of new claims to be filed each year, the rate at which mesothelioma incidences result in compensable claims against us, the average cost of disposing of each such new claim, the dismissal rates each year and the related annual defense costs. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projections period lengthens. A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed, the average cost of resolving each such claim and the quality of the product identification, could change our estimated liability, as could any substantial adverse verdict at trial. A federal legislative solution, further state tort reform or structured settlement transaction could also change the estimated liability.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)
Subject to the foregoing variables, based on currently available data, we believe that our current asbestos reserves are sufficient to cover asbestos-related cash flow requirements for our known pending and unasserted potential future asbestos-related claims. However, given the uncertainties associated with projecting matters into the future and numerous other factors outside of our control, we believe that it is reasonably possible we may incur asbestos liabilities for the period through 2017 and beyond in excess of our projection. Due to the uncertainty inherent in the loss reserve estimation process, we are unable to estimate an additional range of loss in excess of our accruals. While it is reasonably possible that such excess liabilities could be material to operating results in any given quarter or year, we do not believe that it is reasonably possible that such excess liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.
During fiscal 2004, our third-party insurers’ claimed exhaustion of coverage. Certain of our subsidiaries have filed a complaint for declaratory judgment, breach of contract and bad faith against these third-party insurers, challenging their assertion that their policies covering asbestos-related claims have been exhausted. The coverage litigation involves, among other matters, insurance coverage for claims arising out of alleged exposure to asbestos containing products manufactured by the previous owner of the Bondex tradename before March 1, 1966. On March 1, 1966, Republic Powdered Metals Inc. (as it was known then), purchased the assets and assumed the liabilities of the previous owner of the Bondex tradename. That previous owner subsequently dissolved and was never a subsidiary of Republic Powdered Metals, Bondex, RPM, Inc. or the Company. Because of the earlier assumption of liabilities, however, Bondex has historically and must continue to respond to lawsuits alleging exposure to these asbestos containing products. We discovered that the defendant insurance companies in the coverage litigation had wrongfully used cases alleging exposure to these pre-1966 products to erode their aggregate limits. This conduct, apparently known by the insurance industry based on discovery conducted to date, was in breach of the insurers’ policy language. Two of the defendant insurers have filed counterclaims seeking to recoup certain monies should the plaintiffs prevail on their claims. The parties have substantially completed all fact and expert discovery relating to the liability phase of the case. The parties have filed dispositive motions (including motions for summary judgment) and related briefs. It is difficult to predict when any such motions will be decided by the court or when the court will set a definitive trial date, although our subsidiaries anticipate a ruling on these pending motions during the 2008 fiscal year.
During last year’s second fiscal quarter ended November 30, 2006, Bondex reached a cash settlement of $15.0 million, the terms of which are confidential by agreement of the parties, with one of the defendant insurers. The settling defendant has been dismissed from the case. Our subsidiaries are aggressively pursuing their claims against the remaining insurers based on the terms of their respective policies.
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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)
The following table illustrates the movement of current and long-term asbestos-related liabilities through August 31, 2007:
Asbestos Liability Movement
(Current and Long-Term)

	Balance at		Deductions	Balance
	Beginning	Additions to	(Primarily	at End of
(In thousands)	of Period	Asbestos Charge	Claims Paid)	Period

Quarter Ended August 31, 2007	$354,268		$22,823	$331,445
Year Ended May 31, 2007	421,285		67,017	354,268
Year Ended May 31, 2006	101,172	$380,000	59,887	421,285

We provide, through our wholly-owned insurance subsidiaries, certain insurance coverage, primarily product liability, to our other subsidiaries. Excess coverage is provided by third party insurers. Our reserves provide for these potential losses as well as other uninsured claims. As of August 31, 2007, the current portion of these reserves amounted to $53.9 million as compared with $55.1 million at May 31, 2007, and $50.0 million at August 31, 2006; while the total long-term reserves of $8.4 million at August 31, 2007 compare with $8.8 million at May 31, 2007 and $13.2 million at August 31, 2006. Product warranty expense is recorded within selling, general and administrative expense. The changes in the reserve balance have occurred primarily as a result of our continuing evaluation of our liability under a class action lawsuit settlement covering our Dryvit residential exterior insulated finish systems product line (“EIFS”). We also offer a warranty program for our roofing systems and have established a product warranty reserve. We review this reserve for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this reserve may include changes in the historical system performance rate as well as the costs of replacement.
Third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs for individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from our third party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third-party insurers. One of our excess insurers filed suit seeking a declaration with respect to its rights and obligations for EIFS related claims under its applicable policies. During the third quarter of fiscal 2006, the court granted Dryvit’s motion to stay or dismiss the federal filing based on a more complete state court complaint filed against these same insurers and the Company’s insurance broker. The coverage case is now proceeding in state court. Discovery in this litigation is ongoing. The trial is scheduled for June 16, 2008. One insurer appealed the trial court’s order granting Dryvit certain discovery of allegedly privileged claim file documents, and the court of appeals dismissed the appeal on September 12, 2007. However, the insurer has filed a

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)
motion for reconsideration, which may result in a continuance of the trial date when the case is returned to the trial court.
In addition, like others in similar businesses, we are involved in several proceedings relating to environmental matters. It is our policy to accrue remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. These liabilities are undiscounted. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience.
NOTE H – PENSION AND POSTRETIREMENT HEALTH CARE BENEFITS
We account for our pension plans and postretirement benefit plans in accordance with the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three month periods ended August 31, 2007 and 2006:
Pension Benefits
(In thousands)

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	August 31,	August 31,	August 31,	August 31,
	2007	2006	2007	2006

Service cost	$3,560	$3,306	$867	$737
Interest cost	2,574	2,266	1,634	1,246

Expected return on plan assets	(3,330)	(2,857)	(1,679)	(1,238)

Amortization of:
Prior service cost	60	48	6	6
Net actuarial (gains) losses recognized	354	599	381	451

Net Periodic Benefit Cost	$3,218	$3,362	$1,209	$1,202

Postretirement Benifits
(In thousands)

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	August 31,	August 31,	August 31,	August 31,
	2007	2006	2007	2006

Service cost	$—	$—	$123	$110
Interest cost	130	136	168	147
Prior service cost	(7)
Net actuarial (gains) losses recognized		(7)	22	23

Net Periodic Benefit Cost	$123	$129	$313	$280

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)
We previously disclosed in our financial statements for the fiscal year ended May 31, 2007 that we expected to contribute approximately $10.3 million to the Retirement Plans in the U.S. and approximately $8.7 million to plans outside the U.S. during the current fiscal year. As of August 31, 2007, we do not anticipate any changes to these contribution levels.
We have determined that our postretirement medical plan provides prescription drug benefits that will qualify for the federal subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). For all groups of retirees, we have assumed that the subsidy will continue indefinitely.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. This statement also requires employers to measure plan assets and obligations at their year-end balance sheet date. We adopted the funded status provisions of SFAS No. 158 in our consolidated balance sheets as of May 31, 2007. We have decided to adopt the requirement to use a May 31 measurement date for defined benefit plan measurement beginning in fiscal 2008, with the exception of certain newly-added plans associated with acquisitions completed during fiscal 2007, for which we had elected to apply a May 31 measurement date as of the date of acquisition. The transition from a measurement date as of February 28 to May 31 beginning in 2008 required us to reduce our consolidated Retained Earnings as of June 1, 2007 by $3.3 million to recognize the one-time after-tax effect of an additional three months of net periodic benefit expense for our retirement and postretirement benefit plans. The balance sheet adjustments as of June 1, 2007 were as follows:

Increase
(in thousands)	(Decrease)

Other long-term assets	$(3,428)
Deferred income tax liabilities	1,053
Other long-term liabilities	(12,870)
Retained earnings	(3,269)
Accumulated other comprehensive income	11,658

NOTE I – INCOME TAXES
Income Tax Rate
The effective income tax expense rate was 31.8 percent for the three months ended August 31, 2007 compared to an effective income tax expense rate of 34.9 percent for the three months ended August 31, 2006.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)
For the three months ended August 31, 2007 and, to a lesser extent for the three months ended August 31, 2006, the effective tax rate differed from the federal statutory rate due to decreases in the effective tax rate principally as a result of certain tax credits and by the U.S. tax impact of foreign operations. Furthermore, during the three months ended August 31, 2007, a decrease in the effective income tax expense rate resulted from incremental U.S. tax benefits associated with the domestic manufacturing deduction and lower tax rates on non-U.S. earnings. The decreases in the effective tax rate were partially offset by valuation allowances associated with losses incurred by certain of our foreign businesses, state and local income taxes and other non-deductible business operating expenses. Additionally, during the three months ended August 31, 2006, the decrease in the effective tax rate was further offset by valuation allowances related to U.S. federal foreign tax credit carryforwards.
Adoption of FIN 48
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48, which clarifies the accounting for uncertainty, if any, in income taxes as recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” represents a significant change in the accounting and reporting of income taxes.
FIN 48 prescribes the accounting for uncertainty in income taxes by providing guidance on the recognition threshold and measurement of a position taken in a tax return or a position expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. We adopted this interpretation as of June 1, 2007.
The cumulative effects of applying this interpretation have been recorded as a decrease of $1.7 million to retained earnings. Our unrecognized tax benefits upon adoption were $2.8 million of which $1.9 million would affect the effective tax rate, if recognized.
In conjunction with the adoption of FIN 48, uncertain tax positions have been classified as Other Accrued Income Taxes, non-current unless expected to be paid in one year. We recognize interest and penalties related to unrecognized tax benefits in income tax expense, consistent with the accounting method used prior to adopting FIN 48. At June 1, 2007 the accrual for interest and penalties totaled $1.3 million.
We file income tax returns in the U.S. and various state, local and foreign jurisdictions. As of June 1, 2007, we are subject to U.S. federal income tax examinations for the fiscal years 2004 through 2007. In addition, with limited exceptions, we are subject to various state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2002 through 2007. We do not anticipate any significant changes to the total unrecognized tax benefits within the next 12 months.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)
NOTE J – SEGMENT INFORMATION
We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives. We manage our portfolio by organizing our businesses and product lines into two reportable operating segments, the consumer segments and the industrial segment. Within each reportable operating segment, individual groups of companies and product lines generally address common markets, utilize similar technologies, and can share manufacturing or distribution capabilities.
Our industrial segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers.
Our consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement, automotive maintenance and boat repair, and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America. Consumer segment products are sold throughout North America directly to mass merchants, home improvement centers, hardware stores, paint stores, automotive supply stores, craft shops and to other smaller customers through distributors.
In addition to two reportable operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either reportable operating segment. Related assets consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters property and equipment. These corporate and other expenses reconcile reportable operating segment data to total consolidated net sales, income before income taxes and identifiable assets. Comparative three month results on this basis are illustrated in the following table.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)

	Three Months Ended
	August 31,
(In thousands)	2007	2006
Net Sales
Industrial Segment	$607,953	$545,254
Consumer Segment	322,386	298,907

Consolidated	$930,339	$844,161

Income (Loss) Before Income Taxes
Industrial Segment	$79,574	$73,934
Consumer Segment	42,929	41,358
Corporate/Other	(22,354)	(21,007)

Consolidated	$100,149	$94,285

	August 31, 2007	May 31, 2007

Identifiable Assets
Industrial Segment	$1,736,270	1,708,606
Consumer Segment	1,231,447	1,285,180
Corporate/Other	330,103	339,363

Consolidated	$3,297,820	3,333,149

NOTE K – SUBSEQUENT EVENT
Subsequent to the end of the first quarter, on September 25, 2007, one of our subsidiaries, the StonCor Group, acquired Star Maling Group, a leading manufacturer and marketer of specialty coatings for industrial and offshore/marine applications in Scandinavia. The acquired entity has annual sales of approximately $30.0 million, and consists of three divisions, Star Maling, Carboline Marine and Carboline Norge.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2007
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Consolidated Financial Statements include the accounts of RPM International Inc. and its majority-owned subsidiaries. Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate these estimates, including those related to our asbestos liability; allowances for doubtful accounts; inventories; allowances for recoverable taxes; useful lives of property, plant and equipment; goodwill; environmental and other contingent liabilities; income tax valuation allowances; pension plans; and the fair value of financial instruments. We base our estimates on historical experience, our most recent facts, and other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of our assets and liabilities. Actual results, which are shaped by actual market conditions, including legal settlements, may differ from our estimates.
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
THREE MONTH PERIOD ENDED AUGUST 31, 2007
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
Goodwill
We apply the provisions of SFAS No. 141, “Business Combinations,” which addresses the initial recognition and measurement of goodwill and intangible assets acquired in a business combination. We also apply the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be tested on an annual basis, or more frequently as impairment indicators arise. We have elected to perform the required impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated, during our fourth fiscal quarter. Calculating the fair market value of the reporting units requires significant estimates and assumptions by management. We estimate the fair value of our reporting units by applying third-party market value indicators to the respective reporting unit’s annual projected earnings before interest, taxes, depreciation and amortization. In applying this methodology, we rely on a number of factors, including future business plans, actual operating results and market data. In the event that our calculations indicate that goodwill is impaired, a fair value estimate of each tangible and intangible asset would be established. This process would require the application of discounted cash flows expected to be generated by each asset in addition to independent asset appraisals, as appropriate. Cash flow estimates are based on our historical experience and our internal business plans, and appropriate discount rates are applied. Losses, if any, resulting from goodwill impairment tests would be reflected in operating income in our income statement.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2007
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
Deferred Income Taxes
The provision for income taxes is calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred income taxes using the liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain changes in valuation allowances. We provide valuation allowances against deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
THREE MONTH PERIOD ENDED AUGUST 31, 2007
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
Additionally, our operations are subject to various federal, state, local and foreign tax laws and regulations which govern, among other things, taxes on worldwide income. The calculation of our income tax expense is based on the best information available and involves significant management judgment. The actual income tax liability for each jurisdiction in any year can in some instances be ultimately determined several years after the financial statements are published.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2007
We maintain reserves for estimated income tax exposures for many different jurisdictions. Tax exposures are settled primarily through the resolution of audits within each tax jurisdiction or the closing of a statute of limitation. Exposures can also be affected by changes in applicable tax law or other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for income tax exposures; however, actual results may materially differ from these estimates.
REPORTABLE SEGMENT INFORMATION
Our business is divided into two reportable operating segments: the consumer segment and the industrial segment. Within each reportable operating segment, individual groups of companies and product lines generally address common markets, utilize similar technologies, and are able to share manufacturing or distribution capabilities. We evaluate the profit performance of our segments based on income (loss) before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”) as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations.
In addition to the two reportable operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate administration and results of our captive insurance activities. In addition to the results for these items, the category “corporate/other” also includes the gains or losses on the sales of certain assets and other expenses not directly associated with either of our two reportable operating segments. Corporate/other assets consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other expenses reconcile reportable operating segment data to total consolidated net sales, income (loss) before income taxes and identifiable assets. Comparative three month results on this basis are illustrated in the following table.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2007

	Three Months Ended
	August 31,
(In thousands)	2007	2006
Net Sales
Industrial Segment	$607,953	$545,254
Consumer Segment	322,386	298,907

Consolidated	$930,339	$844,161

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$79,574	$73,934
Interest (Expense), Net	(745)	(75)

EBIT (b)	$80,319	$74,009

Consumer Segment
Income Before Income Taxes (a)	$42,929	$41,358
Interest (Expense), Net	(853)	(580)

EBIT (b)	$43,782	$41,938

Corporate/Other
(Expense) Before Income Taxes (a)	$(22,354)	$(21,007)
Interest (Expense), Net	(11,120)	(12,548)

EBIT (b)	$(11,234)	$(8,459)

Consolidated
Income (Loss) Before Income Taxes (a)	$100,149	$94,285
Interest (Expense), Net	(12,718)	(13,203)

EBIT (b)	$112,867	$107,488

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (“GAAP”) in the U.S., to EBIT.

(b)	EBIT is defined as earnings before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2007
RESULTS OF OPERATIONS
Three Months Ended August 31, 2007
Net Sales
On a consolidated basis, net sales of $930.3 million for the first quarter ended August 31, 2007 grew 10.2 percent, or $86.2 million, over net sales of $844.2 million during the same period last year. Seven small acquisitions accounted for 3.2 percent of the growth over last year, or $27.2 million. Organic sales improvements accounted for 7.0 percent, or $59.0 million, of the growth in net sales over the prior year, including pricing initiatives representing 1.6 percent of the sales growth, or $13.4 million, and the impact of net favorable foreign exchange rates year-over-year which provided 2.0 percent, or $16.5 million. Net favorable foreign exchange gains resulted primarily from the stronger euro, but also from the Canadian dollar and certain Latin American and Asia-Pacific currencies.
Industrial segment net sales, which comprised 65.3 percent of the current quarter’s consolidated net sales, totaled $608.0 million, growing 11.5 percent from last year’s $545.3 million. This segment’s net sales growth resulted from the combination of five small acquisitions, which contributed 2.0 percent, plus organic sales growth, which accounted for 9.5 percent of the increase, including 2.4 percent from pricing and 2.4 percent from net favorable foreign exchange differences. The strong organic sales improvements in the industrial segment resulted from growth in most international businesses, polymer flooring, and corrosion and other coatings, with much of this growth related to ongoing industrial and commercial maintenance and improvement activities primarily in North America, but also in Europe, Latin America and other regions of the world, as well as increased new construction in those sectors. We continue to secure new business and grow market share among our industrial segment operations.
Consumer segment net sales, which comprised 34.7 percent of the current quarter’s consolidated net sales, increased 7.9 percent to $322.4 million from last year’s $298.9 million. This segment’s net sales growth resulted primarily from two small acquisitions, which contributed 5.6 percent of the growth in net sales over the prior year. Organic sales improvements provided the remaining 2.3 percent of the net sales growth, including the impact of net favorable foreign exchange, which contributed 1.0 percent. The stable organic sales performance in the consumer segment is principally the result of fluctuating retail buying behavior among major retail customers, offset slightly by declines in existing homes turnover and, to a lesser extent, new housing starts, which have affected several product lines in the consumer segment.
Gross Profit Margin
Consolidated gross profit margin improved to 41.3 percent of net sales this first quarter from 40.9 percent for the same period a year ago. While the cost of certain of our key raw materials remained higher over the same period a year ago, such as zinc products, epoxies, and various

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2007
solvents and resins, we began to see the costs of certain of our other key materials stabilize or decline, such as asphalts and copper. While the impact of higher raw material costs weighed on this margin (approximately 50 basis points, or “bps”), there were a number of price increases that have been initiated throughout the operating segments during the past 12 months, which more than offset these higher costs (approximately 90 bps).
Industrial segment gross profit margin for the first quarter improved to 42.0 percent of net sales from 41.7 percent last year. The improvement is the result of higher pricing initiatives beginning to take hold (130 bps), partly offset by certain continued higher raw material costs during the quarter (approximately 80 bps). Productivity gains from 4.7 percent organic unit sales growth slightly offset increased lower-margin services sales.
Consumer segment gross profit margin for this first quarter improved to 39.9 percent of net sales from 39.4 percent last year. This improvement, of approximately 50 bps, results from a combination of certain key raw materials costs stabilizing over the last few recent months, a more favorable mix of sales, and productivity gains from 1.2 percent organic unit sales growth this quarter.
Selling, General and Administrative Expenses (“SG&A”)
Consolidated SG&A as a percentage of sales increased to 29.1 percent of net sales compared with 28.1 percent a year ago. The increase includes the effects of foreign exchange, prior year acquisitions, and continuing investments in various growth-related initiatives. Partly offsetting those higher costs was the leverage from the 5.0 percent organic growth in sales, including higher pricing, in addition to lower costs related to certain postemployment benefits and hospitalization costs.
Industrial segment SG&A increased by 70 bps to 28.8 percent of net sales this first quarter from 28.1 percent a year ago, reflecting principally higher employment-related costs, in addition to higher freight and warranty claims, partly offset by the leverage of organic sales growth.
Consumer segment SG&A as a percent of net sales this first quarter increased by 100 bps to 26.3 percent compared with 25.3 percent a year ago, reflecting certain higher employment-related costs, in addition to investments in various growth initiatives.
Corporate/Other SG&A expenses increased during this year’s first quarter to $11.2 million from $8.5 million during last year’s first quarter. This increase is mainly the result of certain higher insurance-related reserve adjustments, higher legal-related costs and additional restricted stock grants made under the Omnibus Equity and Incentive Plan.
License fee and joint venture income of approximately $0.6 million and $0.7 million for each of the quarters ended August 31, 2007 and 2006, respectively, are reflected as reductions of consolidated SG&A expenses.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2007
We recorded total net periodic pension and postretirement benefit costs of $4.9 million and $5.0 million for the quarters ended August 31, 2007 and 2006, respectively. This decreased pension expense of $0.1 million was attributable to increased pension service and interest costs approximating $1.1 million, offset by a combination of net actuarial gains incurred of $0.3 million and an improvement in the expected return on plan assets of $0.9 million. We expect that pension expense will fluctuate on a year-to-year basis depending upon the investment performance of plan assets, but such changes are not expected to be material as a percentage of income before income taxes.
Net Interest Expense
Net interest expense was $0.5 million lower in the first quarter of fiscal 2008 than in the corresponding period of fiscal 2007. During last year’s first fiscal quarter, we prepaid our 6.61% Senior Notes, Series B, due November 15, 2006, and our 7.30% Senior Notes, Series C, due November 15, 2008 (collectively, the “Notes”). This nonrecurring $1.1 million make-whole payment, combined with our improved investment income performance year-over-year of approximately $1.7 million, more than offset additional interest expense year-over-year of $2.3 million. The interest expense is associated primarily with interest rates, which overall averaged 6.0 percent during the quarter, compared with 5.4 percent in the prior year first quarter, accounting for $1.6 million of the interest cost increase. Additionally, higher weighted-average net borrowings associated with recent acquisitions, approximating $23.1 million, combined with slight increases in other debt, added $0.7 million of interest cost.
Income Before Income Taxes (“IBT”)
Consolidated IBT for this year’s first quarter improved by $5.9 million, or 6.2 percent, to $100.1 million from $94.3 million during last year’s first quarter, with margin comparisons of 10.8 percent of net sales versus 11.2 percent a year ago.
Industrial segment IBT improved by $5.6 million, to $79.6 million from last year’s $73.9 million, as a result of the favorable growth in organic sales, offset partly by higher freight and compensation-related costs. Consumer segment IBT improved by 3.8 percent, to $42.9 million from $41.4 million last year, as a result of the favorable impact of acquisitions, offset by certain higher freight and compensation-related costs.
Income Tax Rate
The effective income tax expense rate was 31.8 percent for the three months ended August 31, 2007 compared to an effective income tax expense rate of 34.9 percent for the three months ended August 31, 2006.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2007
For the three months ended August 31, 2007 and, to a lesser extent for the three months ended August 31, 2006, the effective tax rate differed from the federal statutory rate due to decreases in the effective tax rate principally as a result of certain tax credits and by the U.S. tax impact of foreign operations. Furthermore, during the three months ended August 31, 2007, a decrease in the effective income tax expense rate resulted from incremental U.S. tax benefits associated with the domestic manufacturing deduction and lower tax rates on non-U.S. earnings. The decreases in the effective tax rate were partially offset by valuation allowances associated with losses incurred by certain of our foreign businesses, state and local income taxes and other non-deductible business operating expenses. Additionally, during the three months ended August 31, 2006, the decrease in the effective tax rate was further offset by a valuation allowance related to U.S. federal foreign tax credit carryforwards.
As of August 31, 2007, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets and have recorded a valuation allowance against such deferred tax assets. The valuation allowance relates to U.S. federal foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets recorded in purchase accounting. We intend to maintain the valuation allowance recorded as of August 31, 2007 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support the reversal of the tax valuation allowance. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting. Any reversal of the valuation allowance that was recorded in purchase accounting would reduce goodwill.
Net Income
Net income of $68.3 million for the three months ended August 31, 2007 compares to $61.3 million for the same period last year. Margin on sales of 7.3 percent during this year’s first quarter was flat versus the margin for last year’s first quarter, mostly the result of the combination of higher organic unit sales volume, favorable acquisitions and the impact of pricing initiatives, offset by certain higher freight and compensation-related costs.
Diluted earnings per common share for this year’s first quarter improved by 8.2 percent to $0.53 from $0.49 a year ago.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows From:
Operating Activities
Operating activities generated negative cash flow of $3.0 million during first quarter of fiscal 2008 compared with $23.1 million of positive cash flow generated during the same three month

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2007
period of fiscal 2007, a net decrease of $26.1 million. Factoring out the after-tax asbestos-related cash payments for the first quarter of fiscal 2008 and 2007 of $14.7 million and $10.5 million, respectively, operating activities generated positive cash flow of $11.6 million during the first quarter of fiscal 2008 compared with $33.6 million during the same three month period a year ago, down $22.0 million.
Operating working capital was a use of cash for this year’s first three months, approximating $76.4 million, versus last year’s first quarter use of cash of $49.3 million, resulting in an additional use of cash of $27.1 million period-over-period. While trade accounts receivable provided $69.0 million of cash during the current quarter versus $51.9 million last year, a $17.1 million favorable change in cash flow period-over-period, inventories required $33.0 million of cash during the first quarter this year versus $17.4 million last year, or $15.6 million more operating cash period-over-period. As a result of these inventory builds, associated primarily with a challenging retail market, days outstanding in inventory increased by 9.7 days versus May 31, 2007. Additionally, accounts payable required $70.1 million in cash during the first quarter versus $46.5 million last year, or $23.6 million additional cash period-over-period, mainly as a result of the higher inventory levels and the timing of payments. All other remaining balance sheet changes related to changes in working capital had a net unfavorable impact of $5.0 million.
Changes in items not affecting cash and other was a use of cash of $1.1 million.
Changes in long-term and short-term asbestos related reserves, net of taxes, of $14.7 million in the first three months of fiscal 2008 were up $4.2 million versus $10.5 million in the comparable period of fiscal 2007.
Cash provided from operations along with available credit lines, as required, remain our primary source of financing internal growth, with limited use of short-term debt.
Investing Activities
Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth through improved production and distribution efficiencies and capacity, and to enhance administration. Capital expenditures of $5.5 million during the current quarter compare with depreciation of $15.4 million. While we are not a capital intensive business, and capital expenditures generally do not exceed depreciation in a given year, capital spending is expected to slightly outpace our depreciation levels for the next several years as additional capacity is brought on-line to support our continued growth. With this additional minor plant expansion, we believe there will be adequate production capacity to meet our needs for the next several years at normal growth rates.
During this year’s first three months, we invested a total of $3.4 million for acquisitions.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2007
Our captive insurance companies invest in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are attributable to differences in the timing and performance of their investments.
Financing Activities
On December 29, 2006, we replaced our $330.0 million revolving credit facility with a $400.0 million 5-year credit facility (the “New Facility”). The New Facility will be used for working capital needs, general corporate purposes, including acquisitions and to provide back-up liquidity for the issuance of commercial paper. The New Facility provides for borrowings in U.S. dollars and several foreign currencies and provides sublimits for the issuance of letters of credit in an aggregate amount of up to $35.0 million and a swing-line of up to $20.0 million for short-term borrowings of less than 15 days. In addition, the size of the New Facility may be expanded upon our request by up to an additional $175.0 million, thus potentially expanding the New Facility to $575.0 million, subject to lender approval.
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
Our available liquidity beyond our cash balance at August 31, 2007 stood at $282.9 million. Our debt-to-capital ratio was 47.2% at August 31, 2007 compared with 47.6% at May 31, 2007. Had we been able to reduce our total outstanding debt by all of our cash and short-term investments available as of August 31, 2007 and May 31, 2007, our adjusted net (of cash) debt-to-capital ratio would have been 43.0% and 43.3%, respectively.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2007
The following table summarizes our financial obligations and their expected maturities at August 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.
Contractual Obligations
(In thousands)

	Total
	Contractual
	Payment	Payments Due In
	Stream	2008	2009-10	2011-12	After 2012

Long-term debt obligations	$1,024,056	$102,322	$229,473	$339,371	$352,890
Operating lease obligations	98,087	27,328	34,482	14,245	22,032
Other long-term liabilities (1)	360,724	62,251	78,533	76,769	143,171

Total	$1,482,867	$191,901	$342,488	$430,385	$518,093

(1)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume $10.3 million will be contributed to the U.S. plan in fiscal 2008; all other plans and years assume the required minimum contribution will be contributed. Also included are expected interest payments on long-term debt.
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
THREE MONTH PERIOD ENDED AUGUST 31, 2007
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
FORWARD–LOOKING STATEMENTS
The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) general economic conditions; (b) the price, supply and capacity of raw materials, including assorted resins and solvents; packaging, including plastic containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) risks related to the adequacy of its contingent liability reserves, including for asbestos-related claims; and (j) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2007, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED AUGUST 31, 2007
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and denominate our business transactions in a variety of foreign currencies. There were no material changes in our exposure to market risk since May 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2007 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
(b) CHANGES IN INTERNAL CONTROL.
There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
Certain of our wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as the “subsidiaries”), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in five states — Illinois, Ohio, Mississippi, Texas and Florida. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by our subsidiaries or others.
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
As of August 31, 2007, our subsidiaries had a total of 10,957 active asbestos cases compared to a total of 10,934 cases as of August 31, 2006. For the quarter ended August 31, 2007, our subsidiaries secured dismissals and/or settlements of 365 claims and made total payments of $22.8 million, which included defense costs paid during the current quarter of $8.8 million. For the comparable period ended August 31, 2006, dismissals and/or settlements covered 232 claims and total payments were $16.4 million, which included defense costs paid during the quarter of $6.6 million. During the quarter, the Company resolved a higher number of claims versus the prior period which accounted for the increase in year-over-year settlement costs. The Company also had higher year-over-year defense costs as a result of implementing various changes to the structure of its defense counsel and in its claims intake and database management facility. To facilitate these and related changes, the Company has necessarily incurred some duplicate costs and in some instances accelerated the payment of certain previously incurred expenses. In this regard, the Company estimates that it spent approximately $3.0 million more than its normal level of defense-related expenditures due to these added transitional expenses. The Company expects similarly high cash outlays, for the same reasons, over the next two quarters as it completes these various defense-related initiatives. Excluding defense costs, the average costs to resolve a claim, including dismissed claims, were $38,356 and $42,241 for each of the quarters ended August 31, 2007 and 2006, respectively. The amount and timing of dismissals and settlements can fluctuate significantly from period to period resulting in volatility in the average costs to resolve claims in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal statistics on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis and the amounts and rates can vary widely depending on a variety of factors including the mix of

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
malignancy and non-malignancy claims and the amount of defense costs incurred during the period.
For additional information on our asbestos litigation, including a discussion of our asbestos reserve, see Note F of the Notes to Consolidated Financial Statements.
EIFS Litigation
As of August 31, 2007, Dryvit was a defendant or co-defendant in various single family residential exterior insulated finish systems (“EIFS”) cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.
Dryvit is a defendant in a class action lawsuit filed on November 14, 2000 in Jefferson County, Tennessee styled Bobby R. Posey, et al. v. Dryvit Systems, Inc. (formerly styled William J. Humphrey, et al. v. Dryvit Systems, Inc.) (Case No. 17,715-IV) (“Posey”). A preliminary approval order was entered on April 8, 2002 in the Posey case for a proposed nationwide class action settlement which was subsequently approved after several appeals. The deadline for filing claims in the Posey class action expired on June 5, 2004 and claims have been processed during the pendency of the various appeals. On September 15, 2005, a final, non-appealable order was entered finally approving the nationwide class. As of August 31, 2007, there were approximately 7,198 total claims which had been filed pursuant to the Posey Class action settlement. Of these 7,198 claims, approximately 4,410 claims have been rejected or closed for various reasons under the terms of the settlement. Approximately 1,131 of the remaining claims are at various stages of review and processing under the terms of the settlement and it is possible that some of these claims will be rejected or closed without payment. As of August 31, 2007, a total of 1,657 claims have been paid for a total of approximately $13.7 million. Additional payments have and will continue to be made under the terms of the settlement agreement which include inspection costs, third party warranties and class counsel attorneys’ fees.
Third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from our third party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third party insurers. One of our excess insurers filed suit seeking a declaration with respect to its rights and obligations for EIFS related claims under its applicable policies. During last year’s third fiscal quarter, the court granted Dryvit’s motion to stay or dismiss the federal filing based on a more complete state court complaint filed against these same insurers and the Company’s insurance broker. The coverage case is now proceeding in state court. Discovery in this litigation is ongoing. The trial is scheduled for June 16, 2008. One insurer appealed the trial court’s order granting Dryvit certain discovery of allegedly privileged claim file documents, and the court of appeals dismissed the appeal on September 12, 2007. However, the insurer has filed a motion

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
for reconsideration, which may result in a continuance of the trial date when the case is returned to the trial court. For a discussion of the existing reserves related to our Dryvit EIFS litigation, see Note F to the Consolidated Financial Statements.
Environmental Proceedings
As previously reported, several of our subsidiaries are, from time to time, identified as a “potentially responsible party” under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental statutes. In some cases, our subsidiaries are participating in the cost of certain clean-up efforts or other remedial actions. Our share of such costs, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on our consolidated financial condition or results of operations. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters,” in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007.
ITEM 5. OTHER INFORMATION
Amendment of the Company’s Amended and Restated By-Laws
The Company amended portions of Article VII of its Amended and Restated By-Laws on October 4, 2007 to enable the Company’s shares of stock to be evidenced either by the issuance of certificates, or by the issuance electronically of uncertificated shares. Delaware law permits the Company to issue shares of stock without issuing physical certificates to evidence those shares. In addition, the New York Stock Exchange recently adopted listing requirements mandating that, effective January 1, 2008, companies traded on the New York Stock Exchange, such as the Company, be eligible to issue uncertificated shares of stock so that they may participate in a Direct Registration System which provides for demonstration of registered share ownership other than through issuance of a paper certificate, including by electronic means. The Company’s Amended and Restated By-Laws are filed with this report as Exhibit 3.1.
Adoption of the Company”s Amended and Restated 1995 Incentive Compensation Plan
At the Company’s October 4, 2007 annual meeting of stockholders, the stockholders approved the Company’s Amended and Restated 1995 Incentive Compensation Plan (the “Plan”). The Plan provides for the granting of annual cash bonus awards (“Bonus Awards”) to those employees of the Company who in any respective fiscal year are the Chief Executive Officer and the other three most highly compensated officers of the Company, excluding the Chief Financial Officer (the “Covered Employees”). The Plan is designed to promote the interests of the Company and its stockholders by attracting and retaining officers who are key employees of the Company; motivating such officers through performance-related incentives to achieve the Company’s performance goals; enabling such officers to participate in the growth and financial success of the Company; and, by qualifying the Bonus Awards as “performance-based” compensation under Section 162(m) of the Internal Revenue Code, assuring that the Company will continue to be able to deduct cash bonuses paid to the Covered Employees.
Originally the 2007 Incentive Compensation Plan (the “2007 Plan”), which was approved at the Company’s 2006 annual meeting of stockholders, was thought to provide more flexibility for annual incentive awards, but the Compensation Committee subsequently determined that the 2007 Plan was not a good fit for the Company’s overall compensation program. Consequently, the Plan was submitted for stockholder approval at the October 4, 2007 annual meeting of stockholders and received stockholder approval. As a result, the 2007 Plan will terminate and the Plan will be utilized as the primary annual cash incentive program for Covered Employees.
A description of the material features of the Plan was included in the Company’s Definitive Proxy Statement furnished in connection with its annual meeting of stockholders held on October 4, 2007. The description of the Plan is qualified in its entirety by reference to the full text of the Plan, which is filed as Exhibit 10.1 to this quarterly report on Form 10-Q.
On October 4, 2007, the Company issued a press release announcing, among other things, the approval by its stockholders of the Amended and Restated 1995 Incentive Compensation Plan. A copy of the press release is filed herewith as Exhibit 99.1.
Director Retirement
As previously reported, Edward B. Brandon retired from the board of directors at the Company’s October 4, 2007 annual meeting of stockholders. For further information, please see the Company’s Form 8-K, dated July 17, 2007.

ITEM 6. EXHIBITS
RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Exhibit Number	Description
3.1	Amended and Restated By-Laws of RPM International Inc. (x)

10.1	RPM International Inc. Amended and Restated 1995 Incentive Compensation Plan. (x)

11.1	Computation of Net Income Per Share of Common Stock. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer. (x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer. (x)

99.1	Press Release of the Company, dated October 4, 2007, announcing, among other things, the approval by its stockholders of the Company’s Amended and Restated 1995 Incentive Compensation Plan. (x)

(x)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

	By	/s/ Frank C. Sullivan

Frank C. Sullivan
President and Chief Executive Officer

	By	/s/ Ernest Thomas

Ernest Thomas
Senior Vice President and Chief Financial Officer

Dated: October 9, 2007