Form 10-Q
period 2007-11-30
RPM INTERNATIONAL INC/DE/
filed 2008-01-09
CIK 110621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended November 30, 2007,

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ___________________ to __________________.
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
Yes ☐ No ☑.
As of January 4, 2008
121,782,386 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	November 30, 2007	May 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and short-term investments	$191,080	$159,016
Trade accounts receivable (less allowances of $21,382 and $19,167, respectively)	614,465	744,259
Inventories	461,946	437,759
Deferred income taxes	40,612	39,276
Prepaid expenses and other current assets	202,615	189,939

Total current assets	1,510,718	1,570,249

Property, Plant and Equipment, at Cost	973,709	963,200
Allowance for depreciation and amortization	(514,529)	(489,904)

Property, plant and equipment, net	459,180	473,296

Other Assets
Goodwill	846,275	830,177
Other intangible assets, net of amortization	351,764	353,420
Other	91,744	106,007

Total other assets	1,289,783	1,289,604

Total Assets	$3,259,681	$3,333,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$297,099	$385,003
Current portion of long-term debt	101,455	101,641
Accrued compensation and benefits	101,662	132,555
Accrued loss reserves	69,317	73,178
Asbestos-related liabilities	57,500	53,000
Other accrued liabilities	111,917	119,363

Total current liabilities	738,950	864,740

Long-Term Liabilities
Long-term debt, less current maturities	840,564	886,416
Asbestos-related liabilities	247,895	301,268
Other long-term liabilities	175,883	175,958
Deferred income taxes	25,288	17,897

Total long-term liabilities	1,289,630	1,381,539

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01 authorized 300,000 shares; issued and outstanding 121,782 as of November 2007; issued and outstanding 120,906 as of May 2007	1,218	1,209
Paid-in capital	596,644	584,845
Treasury stock, at cost	(5,730)
Accumulated other comprehensive income	89,456	25,140
Retained earnings	549,513	475,676

Total stockholders’ equity	1,231,101	1,086,870

Total Liabilities and Stockholders’ Equity	$3,259,681	$3,333,149

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2007	2006	2007	2006

Net Sales	$1,836,047	$1,653,547	$905,708	$809,386
Cost of Sales	1,084,407	982,403	537,970	483,315

Gross Profit	751,640	671,144	367,738	326,071
Selling, General and Administrative Expenses	545,753	487,300	274,718	249,715
Asbestos (Income)		(15,000)		(15,000)
Interest Expense, Net	24,825	24,518	12,107	11,315

Income Before Income Taxes	181,062	174,326	80,913	80,041
Provision for Income Taxes	57,939	60,043	26,058	27,100

Net Income	$123,123	$114,283	$54,855	$52,941

Average Number of Shares of Common Stock Outstanding:
Basic	120,027	117,501	120,057	117,600

Diluted	130,474	128,380	130,608	128,674

Basic earnings per share of common stock	$1.03	$0.97	$0.46	$0.45

Diluted earnings per share of common stock	$0.96	$0.90	$0.43	$0.42

Cash dividends declared per share of common stock	$0.365	$0.335	$0.190	$0.175

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 30,
	2007	2006

Cash Flows From Operating Activities:
Net income	$123,123	$114,283
Depreciation and amortization	41,775	37,811
Items not affecting cash and other	25,200	3,208
Changes in operating working capital	(54,619)	(44,590)
Changes in asbestos-related liabilities, net of tax	(31,388)	(19,326)

	104,091	91,386

Cash Flows From Investing Activities:
Capital expenditures	(17,477)	(22,203)
Acquisition of businesses, net of cash acquired	(9,291)	(79,560)
Purchases of marketable securities	(43,731)	(32,222)
Proceeds from the sale of marketable securities	41,103	27,434
Proceeds from the sale of assets	44,800
Other	(338)	5,061

	15,066	(101,490)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	5,727	109,838
Reductions of long-term and short-term debt	(58,838)	(42,024)
Cash dividends	(44,328)	(39,883)
Exercise of stock options, including tax benefit	5,239	5,825
Repurchase of stock	(5,730)

	(97,930)	33,756

Effect of Exchange Rate Changes on Cash and Short-Term Investments	10,837	2,236

Increase in Cash and Short-Term Investments	32,064	25,888

Cash and Short-Term Investments at Beginning of Period	159,016	108,616

Cash and Short-Term Investments at End of Period	$191,080	$134,504

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE A — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the U.S. for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and six month periods ended November 30, 2007 and 2006. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2007.
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
NOTE B — NEW ACCOUNTING STANDARDS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48, which clarifies the accounting for uncertainty, if any, in income taxes as recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” represents a significant change in the accounting and reporting of income taxes.
FIN 48 prescribes the accounting for uncertainty in income taxes by providing guidance on the recognition threshold and measurement of a position taken in a tax return or a position expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. We adopted this interpretation as of June 1, 2007. See Note I.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or for our fiscal year ending May 31, 2009. We are currently evaluating the impact, if any, the adoption of this statement will have on our financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with the option to measure, at fair value, certain financial instruments and other items that are not currently required to be measured at fair value. Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

in earnings. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007, or for our fiscal year ending May 31, 2009. We are currently evaluating the impact that the adoption of this statement will have on our financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Condensed Financial Statements, an amendment of ARB No. 51.” SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Under SFAS No. 141(R), upon initially obtaining control of another entity or business, an acquirer will recognize 100% of the fair values of assets acquired, including goodwill, and liabilities assumed, with limited exceptions, even if the acquirer has not acquired 100% of the target. Also, under SFAS No. 141(R), transaction costs will no longer be considered part of the fair value of an acquisition, and will be expensed as incurred. SFAS No. 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. We are currently evaluating the impact that the adoption of these statements will have on our financial statements.
NOTE C — INVENTORIES
Inventories were composed of the following major classes:

	November 30, 2007	May 31, 2007

(In thousands)
Raw material and supplies	$143,263	$138,541
Finished goods	318,683	299,218

Total Inventory	$461,946	$437,759

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE D — COMPREHENSIVE INCOME
Other comprehensive income includes foreign currency translation adjustments, unrealized gains or losses on securities, and on certain derivatives. The following table illustrates the components of total comprehensive income for each of the three and six month periods ended November 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(In thousands)	2007	2006	2007	2006

Net income	$54,855	$52,941	$123,123	$114,283

Other Comprehensive Income:

Foreign currency translation adjustments	35,089	4,516	38,757	4,729

Minimum pension liability adjustments, net of tax	928	175	(1,380)	119

Unrealized gain (loss) on securities, net of tax	10,802	6,482	9,660	6,749

Derivatives income, net of tax	3,949	1,604	5,621	4,272

Total Comprehensive Income	$105,623	$65,718	$175,781	$130,152

NOTE E — ACQUISITIONS AND DIVESTITURES
On September 25, 2007, one of our subsidiaries, the StonCor Group, acquired Star Maling Group, a leading manufacturer and marketer of specialty coatings for industrial and offshore/marine applications in Scandinavia. The acquired entity had annual sales of approximately $30.0 million for the fiscal year ended December 31, 2006, and consists of three divisions, Star Maling, Carboline Marine and Carboline Norge.
On November 9, 2007, we completed the sale of our Bondo subsidiary, formerly one of our consumer segment product lines, to an outside third party. There had been no pre-established plan to sell the subsidiary. Sale proceeds of $45.0 million generated a one-time, pre-tax net gain of $2.2 million, which has been included in selling, general and administrative (“SG&A”) expense for our second quarter and first half results for fiscal 2008. The reported amount of the gain is net of approximately $4.2 million of transaction-related costs, including $1.5 million for involuntary employee terminations and related costs, approximately $1.6 million in adjustments for product returns and product liability accruals, and approximately $1.0 million for closing costs and other fees.
Subsequent to the end of the second quarter, in December 2007, one of our subsidiaries, the Euclid Chemical Company, acquired Productos Cave S.A., headquartered in Santiago, Chile. The acquired entity had approximate annual sales of $5.0 million for its fiscal year ended December 31, 2006, and is a premier manufacturer of high performance restoration, waterproofing and concrete admixture products for various segments of the concrete and masonry construction industry throughout Chile.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE F — CONTINGENCIES AND OTHER ACCRUED LOSSES
Asbestos-related Contingencies
Certain of our wholly-owned subsidiaries (collectively referred to as the “subsidiaries”), principally Bondex International, Inc., are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in five states — Illinois, Ohio, Mississippi, Texas and Florida. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by our subsidiaries or others.
As of November 30, 2007, our subsidiaries had a total of 11,117 active asbestos cases compared to a total of 11,021 cases as of November 30, 2006. For the quarter ended November 30, 2007, our subsidiaries secured dismissals and/or settlements of 292 cases and made total payments of $26.1 million, which included defense-related payments of $13.8 million. For the comparable period ended November 30, 2006, dismissals and/or settlements covered 324 cases and total payments were $13.8 million, which included defense-related payments of $6.6 million. Our subsidiaries had higher year-over-year defense-related payments as a result of implementing various changes to our management and defense of asbestos claims, including transitioning to a new claims intake and database service provider. To facilitate this transition and other related changes, we have necessarily incurred some duplicate defense-related payments over the prior year period. In this regard, we estimate that our subsidiaries spent approximately $9.1 million more than they otherwise would have spent due to these added transitional expenses. Our subsidiaries expect to complete these various defense-related initiatives in the third fiscal quarter. Excluding these added transitional payments, our subsidiaries’ ongoing core defense expenditures would actually be lower than prior-year levels.
Excluding defense-related payments, the average payment made to settle or dismiss a case approximated $42,000 and $22,000 for each of the quarters ended November 30, 2007 and 2006, respectively. The amount and timing of dismissals and settlements can fluctuate significantly from period to period, resulting in volatility in the average cost to resolve a case in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, average settlement or dismissal payments made on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis. For example, the average amount paid to settle or dismiss a case can vary widely depending on a variety of factors, including the mix of malignancy and non-malignancy claimants, and the amount of defense expenditures incurred during the period.
Estimating the future cost of asbestos-related contingent liabilities was and continues to be subject to many uncertainties that may change over time, including (i) the ultimate number of claims filed; (ii) the amounts required to resolve both currently known and future unknown claims; (iii) the amount of insurance, if any, available to cover such claims, including the outcome of coverage litigation against the subsidiaries’ third party insurers; (iv) future earnings and cash flow of our subsidiaries; (v) the impact of bankruptcies of other companies whose share of liability may be imposed on our subsidiaries under certain state

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

liability laws; (vi) the unpredictable aspects of the litigation process including a changing trial docket and the jurisdictions in which trials are scheduled; (vii) the outcome of any such trials including judgments or jury verdicts, as a result of our more aggressive defense posture, which includes taking selective cases to verdict; (viii) the lack of specific information in many cases concerning exposure to products for which one of our subsidiaries is responsible and the claimants’ diseases; (ix) potential changes in applicable federal and/or state law; and (x) the potential impact of various proposed structured settlement transactions or subsidiary bankruptcies by other companies, some of which are the subject of federal appellate court review, the outcome of which could materially affect any future asbestos-related liability estimates.
In fiscal 2006, we retained Crawford & Winiarski (“C&W”), an independent, third-party consulting firm with expertise in the area of asbestos valuation work, to assist us in calculating an estimate of our liability for unasserted-potential-future-asbestos-related claims. The methodology used by C&W to project our liability for unasserted-potential-future-asbestos-related claims included C&W doing an analysis of: (a) widely accepted forecast of the population likely to have been exposed to asbestos; (b) epidemiological studies estimating the number of people likely to develop asbestos-related diseases; (c) historical rate at which mesothelioma incidences resulted in the payment of claims by us; (d) historical settlement averages to value the projected number of future compensable mesothelioma claims; (e) historical ratio of mesothelioma-related-indemnity payments to non-mesothelioma indemnity payments; and (f) historical defense costs and their relationship with total indemnity payments.
During fiscal 2006, we recorded a liability for asbestos claims in the amount of $380.0 million, while paying out $59.9 million for dismissals and/or settlements, which resulted in our accrued liability balance moving from $101.2 million at May 31, 2005 to $421.3 million at May 31, 2006. This increase was based largely upon C&W’s analysis of our total estimated liability for unasserted-potential-future claims through May 31, 2016. This amount was also calculated on a pre-tax basis and was not discounted for the time value of money. In light of the uncertainties inherent in making long-term projections, we have determined that a ten-year period is the most reasonable time period over which reasonably accurate estimates might still be made for projecting asbestos liabilities and defense costs and, accordingly, our accrual does not include asbestos liabilities for any period beyond ten years. As of November 30, 2007, our total asbestos liability was approximately $305.4 million, of which $215.9 million was related to unasserted-potential-future claims, and $89.5 million was related to pending known claims. The material components of the accruals are: (i) the gross number of open malignancy claims (principally mesothelioma claims) as these claims have the most significant impact on our asbestos settlement costs; (ii) historical and current settlement costs and dismissal rates by various categories; (iii) analysis of the jurisdiction and governing laws of the states in which these claims are pending; (iv) outside defense counsel’s opinions and recommendations with respect to the merits of such claims; and (v) analysis of projected liabilities for unasserted potential future claims.
In determining the amount of our asbestos liability, we relied on assumptions that are based on currently known facts and projection models. Our actual expenses could be significantly higher or lower than those recorded if assumptions used in our calculations vary significantly from actual results. Key variables in these assumptions include the period of exposure to asbestos claims, the number and type of

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

new claims to be filed each year, the rate at which mesothelioma incidences result in compensable claims against us, the average cost of disposing of each such new claim, the dismissal rates each year and the related annual defense costs. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed, the average cost of resolving each such claim and the quality of the product identification, could change our estimated liability, as could any substantial adverse verdict at trial. A federal legislative solution, further state tort reform or structured-settlement transaction could also change the estimated liability.
Subject to the foregoing variables, and based on currently available data, we believe that our current asbestos liability is sufficient to cover asbestos-related expenses for our known pending and unasserted-potential-future-asbestos-related claims through 2017. However, given the uncertainties associated with projecting matters into the future and numerous other factors outside of our control, we believe that it is reasonably possible we may incur additional material asbestos liabilities in periods before 2017, including the current fiscal year ending May 31, 2008. Due to the uncertainty inherent in the process undertaken to estimate our losses, we are unable at the present time to estimate an additional range of loss in excess of our existing accruals. While it is reasonably possible that such excess liabilities could be material to operating results in any given quarter or year, we do not believe that it is reasonably possible that such excess liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.
During fiscal 2004, certain of our subsidiaries’ third-party insurers claimed exhaustion of coverage. Certain of our subsidiaries have filed a complaint for declaratory judgment, breach of contract and bad faith against these third-party insurers, challenging their assertion that their policies covering asbestos-related claims have been exhausted. The coverage litigation involves, among other matters, insurance coverage for claims arising out of alleged exposure to asbestos containing products manufactured by the previous owner of the Bondex tradename before March 1, 1966. On March 1, 1966, Republic Powdered Metals Inc. (as it was known then), purchased the assets and assumed the liabilities of the previous owner of the Bondex tradename. That previous owner subsequently dissolved and was never a subsidiary of Republic Powdered Metals, Bondex, RPM, Inc. or the Company. Because of the earlier assumption of liabilities, however, Bondex has historically responded, and must continue to respond, to lawsuits alleging exposure to these asbestos-containing products. We discovered that the defendant insurance companies in the coverage litigation had wrongfully used cases alleging exposure to these pre-1966 products to erode their aggregate limits. This conduct, apparently known by the insurance industry based on discovery conducted to date, was in breach of the insurers’ policy language. Two of the defendant insurers have filed counterclaims seeking to recoup certain monies should the plaintiffs prevail on their claims. The parties have substantially completed all fact and expert discovery relating to the liability phase of the case. The parties have filed dispositive motions (including motions for summary judgment) and related briefs. It is difficult to predict when any such motions will be decided by the court or when the court will set a definitive trial date, although our subsidiaries anticipate a ruling on these pending motions during the 2008 fiscal year.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

During last year’s second fiscal quarter ended November 30, 2006, Bondex reached a settlement of $15.0 million, the terms of which are confidential by agreement of the parties, with one of the defendant insurers. The settling defendant has been dismissed from the case. Our subsidiaries are aggressively pursuing their claims against the remaining insurers based on the terms of their respective policies.
We are unable at the present time to predict the timing or ultimate outcome of this insurance coverage litigation or whether there will be any further settlements. Consequently, we are unable to predict whether, or to what extent, any additional insurance may be available to cover a portion of our subsidiaries’ asbestos liabilities. We have not included any potential benefits from this litigation in calculating our current asbestos liability. Our wholly-owned captive insurance companies have not provided any insurance or reinsurance coverage for any of our subsidiaries’ asbestos-related claims.
The following table illustrates the movement of current and long-term asbestos-related liabilities through November 30, 2007:
Asbestos Liability Movement
(Current and Long-Term)

	Balance at			Balance at
	Beginning	Additions to		End of
(In thousands)	of Period	Asbestos Charge	Deductions*	Period

Six Months Ended November 30, 2007	$354,268		$48,873	$305,395
Year Ended May 31, 2007	421,285		67,017	354,268
Year Ended May 31, 2006	101,172	$380,000	59,887	421,285

*	Deductions include payments for defense-related costs and amounts paid to settle claims.
Other Contingencies
Other liabilities and contingencies include amounts related to our product liability, product warranty, and other legal claims. We provide, through our wholly-owned insurance subsidiaries, certain insurance coverage, primarily product liability, to our other subsidiaries. Excess coverage is provided by third party insurers. We recognize liabilities, as appropriate, in our consolidated balance sheets for these potential losses. As of November 30, 2007, the current portion of these liabilities amounted to $54.2 million as compared with $55.1 million at May 31, 2007; while our total long-term liability for these items of $7.0 million at November 30, 2007 compares with long-term liabilities of $8.8 million at May 31, 2007. Product warranty expense is recorded within selling, general and administrative expense. The changes in the product warranty liability balance have occurred primarily as a result of our continuing evaluation of our liability under a class action lawsuit settlement covering our Dryvit residential exterior insulated finish systems (“EIFS”) product line. We also offer a warranty program for our roofing systems and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience.
Third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs for individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from our third party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third-party insurers. One of our excess insurers filed suit seeking a declaration with respect to its rights and obligations for EIFS related claims under its applicable policies. During the third quarter of fiscal 2006, the court granted Dryvit’s motion to stay or dismiss that federal filing based on a more complete state court complaint filed against this same insurer, another insurer, and the Company’s insurance broker. The coverage case is now proceeding in state court. Discovery in this litigation is ongoing. The trial is scheduled for June 16, 2008. One insurer appealed the trial court’s order granting Dryvit certain discovery of allegedly privileged claim file documents, and the court of appeals dismissed the appeal on September 12, 2007. That insurer filed a motion for reconsideration, which has been dismissed. If that insurer does not attempt to appeal the ruling further, the case will be placed back on the trial court’s docket, and a new scheduling order will likely be entered.
In addition, like other companies participating in similar lines of business, some of our subsidiaries are involved in several proceedings relating to environmental matters. It is our policy to accrue remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. These liabilities are undiscounted.
NOTE G — PENSION AND POSTRETIREMENT HEALTH CARE BENEFITS
We account for our pension plans and postretirement benefit plans in accordance with the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the six and three month periods ended November 30, 2007 and 2006:

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
Pension Benefits	November 30,	November 30,	November 30,	November 30,
(In thousands)	2007	2006	2007	2006

Service cost	$7,120	$6,612	$1,734	$1,544
Interest cost	5,148	4,532	3,268	2,536
Expected return on plan assets	(6,660)	(5,714)	(3,357)	(2,521)
Amortization of:
Prior service cost	120	96	13	11
Net actuarial losses recognized	707	1,199	763	901

Net Periodic Benefit Cost	$6,435	$6,725	$2,421	$2,471

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
Postretirement Benefits	November 30,	November 30,	November 30,	November 30,
(In thousands)	2007	2006	2007	2006

Service cost	$—	$—	$247	$220
Interest cost	261	271	337	295
Prior service cost	(14)
Net actuarial (gains) losses recognized		(14)	44	45

Net Periodic Benefit Cost	$247	$257	$628	$560

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
Pension Benefits	November 30,	November 30,	November 30,	November 30,
(In thousands)	2007	2006	2007	2006

Service cost	$3,560	$3,306	$867	$772
Interest cost	2,574	2,266	1,634	1,268
Expected return on plan assets	(3,330)	(2,857)	(1,678)	(1,261)
Amortization of:
Prior service cost	60	48	7	5
Net actuarial losses recognized	353	600	382	450

Net Periodic Benefit Cost	$3,217	$3,363	$1,212	$1,234

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
Postretirement Benefits	November 30,	November 30,	November 30,	November 30,
(In thousands)	2007	2006	2007	2006

Service cost	$—	$—	$124	$110
Interest cost	131	135	169	148
Prior service cost	(7)
Net actuarial (gains) losses recognized		(7)	22	22

Net Periodic Benefit Cost	$124	$128	$315	$280

We previously disclosed in our financial statements for the fiscal year ended May 31, 2007 that we expected to contribute approximately $10.3 million to the Retirement Plans in the U.S. and approximately $8.7 million to plans outside the U.S. during the current fiscal year. As of November 30, 2007, we do not anticipate any changes to these expected contribution levels.
As previously disclosed, we sold our Bondo subsidiary during this year’s second fiscal quarter. The impact of the sale was not significant enough to require an adjustment to the original calculation of pension expense for the current fiscal year ended May 31, 2008, as outlined by the provisions of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”
We have determined that our postretirement medical plan provides prescription drug benefits that will qualify for the federal subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. For all groups of retirees, we have assumed that the subsidy will continue indefinitely.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This pronouncement requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. In accordance with the transition requirements of this pronouncement, we adopted the funded-status provisions in our consolidated balance sheets as of May 31, 2007, the end of our most recent fiscal year. Separately, SFAS No. 158 also requires employers to measure plan assets and obligations at their fiscal year-end balance sheet date. This requirement is effective for fiscal years ending after December 31, 2008. We decided to early-adopt the measurement date provisions of SFAS No. 158 for defined benefit plans as of the beginning of our current fiscal year, or June 1, 2007, with the exception of certain newly-added plans associated with acquisitions completed during fiscal 2007, for which we had already elected to apply a May 31, 2007 measurement date. The transition from a previous measurement date of February 28 to May 31, beginning in fiscal 2008, required us to reduce our consolidated Retained Earnings as of June 1, 2007 by $3.3 million to recognize the one-time, after-tax effect of an additional three months of net periodic benefit expense for our retirement and postretirement benefit plans. The balance sheet adjustments as of June 1, 2007 were as follows:

(in thousands)	Increase (Decrease)

Other long-term assets	$(3,428)
Deferred income tax liabilities	1,053
Other long-term liabilities	(12,870)
Retained earnings	(3,269)
Accumulated other comprehensive income	11,658

NOTE H — EARNINGS PER SHARE
Our basic earnings per share calculation is based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is based on the weighted-average number of common shares outstanding adjusted for the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, nonvested share awards and shares issuable under our employee stock purchase plan, as well as common shares that would have been issued pursuant to the assumed conversion of our convertible notes. Since the potentially dilutive shares related to the convertible notes are included in the calculation of diluted earnings per share, the related interest expense, net of tax, is added back to net earnings, as this interest would not have been paid if the convertible notes had been converted to common stock. Nonvested market-based stock awards and nonvested performance-based awards are included in the average diluted shares outstanding each period if established market or performance criteria have been met at the end of the respective periods.
The following table sets forth the computation of basic and diluted earnings per share of common stock:

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

	Six Months Ended		Three Months Ended
	November 30,		November 30,
(In thousands, except per share amounts)	2007	2006	2007	2006

Shares Outstanding
Weighted-average common shares outstanding	120,027	117,501	120,057	117,600
Net issuable common share equivalents	2,414	2,845	2,518	3,040
Additional shares issuable assuming conversion of convertible securities	8,033	8,034	8,033	8,034

Total shares for diluted earnings per share	130,474	128,380	130,608	128,674

Net Income
Net income, basic	$123,123	$114,283	$54,855	$52,941
Add: Income effect of convertible securities	1,542	1,542	771	609

Net income, diluted	$124,665	$115,825	$55,626	$53,550

Earnings Per Share
Basic Earnings Per Share of Common Stock	$1.03	$0.97	$0.46	$0.45

Diluted Earnings Per Share of Common Stock	$0.96	$0.90	$0.43	$0.42

NOTE I — INCOME TAXES
Income Tax Rate
The effective income tax expense rate was 32.2% for the three months ended November 30, 2007 compared to an effective income tax expense rate of 33.9% for the three months ended November 30, 2006.
For the three months ended November 30, 2007 and, to a lesser extent for the three months ended November 30, 2006, the effective tax rate differed from the federal statutory rate due to decreases in the effective tax rate principally as a result of certain tax credits and by the impact of certain foreign operations on our U.S. taxes, incremental U.S. tax benefits associated with the domestic manufacturing deduction and the effect of lower tax rates in certain of our foreign jurisdictions. The decreases in the effective tax rate were partially offset by valuation allowances associated with losses incurred by certain of our foreign businesses, state and local income taxes and other non-deductible business operating expenses. Additionally, during the three months ended November 30, 2006, the decrease in the effective tax rate was further offset by valuation allowances related to U.S. foreign tax credit carryforwards.
The effective income tax rate was 32.0% for the six months ended November 30, 2007 compared to an effective income tax rate of 34.4% for the six months ended November 30, 2006.
For the six months ended November 30, 2007 and, to a lesser extent for the six months ended November 30, 2006, the effective tax rate differed from the federal statutory rate due to decreases in the effective tax rate principally as a result of certain tax credits and by the impact of certain foreign operations on our U.S. taxes, incremental U.S. tax benefits associated with the domestic manufacturing deduction and

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

the effect of lower tax rates in certain of our foreign jurisdictions. The decreases in the effective tax rate were partially offset by valuation allowances associated with losses incurred by certain of our foreign businesses, state and local income taxes and other non-deductible business operating expenses. Additionally, during the six months ended November 30, 2006, the decrease in the effective tax rate was further offset by valuation allowances related to U.S. foreign tax credit carryforwards.
Adoption of FIN 48
In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty, if any, in income taxes as recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” represents a significant change in the accounting and reporting of income taxes.
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
We file income tax returns in the U.S. and various state, local and foreign jurisdictions. As of November 30, 2007, we are subject to U.S. federal income tax examinations for the fiscal years 2004 through 2007. In addition, with limited exceptions, we are subject to various state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2002 through 2007. We do not anticipate any significant changes to the total unrecognized tax benefits within the next 12 months.
NOTE J — SEGMENT INFORMATION
We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives. We manage our portfolio by organizing our businesses and product lines into two reportable operating segments, the consumer segment and the industrial segment. Within each reportable operating segment, individual groups of

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

companies and product lines generally address common markets, utilize similar technologies, and can share manufacturing or distribution capabilities.
Our industrial segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers.
Our consumer segment manufactures and markets both professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement, automotive maintenance and boat repair, and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America. Consumer segment products are sold throughout North America directly to mass merchants, home improvement centers, hardware stores, paint stores, automotive supply stores, craft shops and to other smaller customers through distributors.
In addition to our two reportable operating segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either reportable operating segment. Assets related to the “corporate/other category” consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other expenses reconcile reportable operating segment data to total consolidated net sales, income before income taxes and identifiable assets. Our comparative six and three month results for the fiscal periods ended November 30, 2007 and 2006 are presented in segment detail in the following table.

	Six Months Ended		Three Months Ended
	November 30,		November 30,
(In thousands)	2007	2006	2007	2006
Net Sales
Industrial Segment	$1,213,110	$1,073,823	$605,157	$528,569
Consumer Segment	622,937	579,724	300,551	280,817

Consolidated	$1,836,047	$1,653,547	$905,708	$809,386

Income (Loss) Before Income Taxes
Industrial Segment	$152,564	$138,195	$72,990	$64,261
Consumer Segment	72,816	67,871	29,887	26,513
Corporate/Other	(44,318)	(31,740)	(21,964)	(10,733)

Consolidated	$181,062	$174,326	$80,913	$80,041

	November 30, 2007	May 31, 2007
Identifiable Assets
Industrial Segment	$1,754,784	$1,708,606
Consumer Segment	1,183,337	1,285,180
Corporate/Other	321,560	339,363

Consolidated	$3,259,681	$3,333,149

RPM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(Unaudited)

NOTE K — STOCK REPURCHASE PROGRAM
Subsequent to the end of the second quarter, on January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Consolidated Financial Statements include the accounts of RPM International Inc. and its majority-owned subsidiaries. Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continuously evaluate these estimates, including those related to our asbestos liability; allowances for doubtful accounts; inventories; allowances for recoverable taxes; useful lives of property, plant and equipment; goodwill; environmental and other contingent liabilities; income tax valuation allowances; pension plans; and the fair value of financial instruments. We base our estimates on historical experience, our most recent facts, and other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for our judgments about the carrying values of our assets and liabilities. Actual results, which are shaped by actual market conditions, including legal settlements, may differ from our estimates.
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
We also record revenues generated under long-term construction-type contracts, mainly in connection with the installation of specialized roofing and flooring systems, and related services. In general, we account for long-term, construction-type contracts under the percentage-of-completion method, and therefore record contract revenues and related costs as our contracts progress. This method recognizes the economic results of contract performance on a timelier basis than does the completed-contract method; however, application of this method requires reasonably dependable estimates of progress toward completion, as well as other dependable estimates. When reasonably dependable estimates cannot be made, or if other factors make estimates doubtful, the completed-contract method is applied. Under the completed-contract method, billings and costs are accumulated on the balance sheet as the contract progresses, but no revenue is recognized until the contract is complete or substantially complete.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions
Our reporting currency is the U.S. dollar. However, the functional currency for each of our foreign subsidiaries is its local currency. We translate the amounts included in our consolidated statements of income from our foreign subsidiaries into U.S. dollars at weighted average exchange rates, which we believe are representative of the actual exchange rates on the dates of the transactions. Our foreign subsidiaries’ assets and liabilities are translated into U.S. dollars from local currency at the actual exchange rates as of the end of each reporting date, and we record the resulting foreign exchange translation adjustments in our consolidated balance sheets as a component of accumulated other comprehensive income (loss). Translation adjustments will be included in net earnings in the event of a sale or liquidation of any of our underlying foreign investments, or in the event that we distribute the accumulated earnings of consolidated foreign subsidiaries. If we determined that the functional currency of any of our foreign subsidiaries should be the U.S. dollar, our financial statements would be affected. Should this occur, we would adjust our reporting to appropriately account for any such changes.
As appropriate, we use permanently invested intercompany loans as a source of capital to reduce exposure to foreign currency fluctuations at our foreign subsidiaries. These loans, on a consolidated basis, are treated as analogous to equity for accounting purposes. Therefore, foreign exchange gains or losses on these intercompany loans are recorded in accumulated other comprehensive income (loss). If we were to determine that the functional currency of any of our subsidiaries should be the U.S. dollar, we would no longer record foreign exchange gains or losses on such intercompany loans.
Goodwill
We apply the provisions of SFAS No. 141, “Business Combinations,” which addresses the initial recognition and measurement of goodwill and intangible assets acquired in a business combination. We also apply the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise. We have elected to perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated, during our fourth fiscal quarter. Calculating the fair market value of the reporting units requires our significant use of estimates and assumptions. We estimate the fair values of our reporting units by applying third-party market value indicators to the respective reporting unit’s annual projected earnings before interest, taxes, depreciation and amortization. In applying this methodology, we rely on a number of factors, including future business plans, actual operating results and market data. In the event that our calculations indicate that goodwill is impaired, a fair value estimate of each tangible and intangible asset would be established. This process would require the estimation of the discounted cash flows expected to be generated by each asset in addition to independent asset appraisals, as appropriate. Our cash flow estimates are based on our historical experience and our internal business

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007

plans, and appropriate discount rates are applied. Losses, if any, resulting from goodwill impairment tests would be reflected in pretax income in our income statement.
Other Long-Lived Assets
We assess identifiable, non-goodwill intangibles and other long-lived assets for impairment whenever events or changes in facts and circumstances indicate the possibility that the carrying values of these assets may not be recoverable. Factors considered important in our assessment, which might trigger an impairment evaluation, include the following:
•	significant under-performance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets;

•	significant changes in the strategy for our overall business; and

•	significant negative industry or economic trends.
Additionally, we test all indefinitely-lived, intangible assets for impairment at least annually during our fiscal fourth quarter. Measuring a potential impairment of non-goodwill intangibles and other long-lived assets requires the use of various estimates and assumptions, including the determination of which cash flows are directly related to the assets being evaluated, the respective useful lives over which those cash flows will occur and potential residual values, if any. If we determine that the carrying values of these assets may not be recoverable based upon the existence of one or more of the above-described indicators or other factors, any impairment amounts would be measured based on the projected net cash flows expected from these assets, including any net cash flows related to eventual disposition activities. The determination of any impairment losses would be based on the best information available, including internal estimates of discounted cash flows, quoted market prices, when available, and independent appraisals, as appropriate, to determine fair values. Cash flow estimates would be based on our historical experience and our internal business plans, with appropriate discount rates applied. We have not incurred any such impairment losses to date.
Deferred Income Taxes
Our provision for income taxes is calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred income taxes using the liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain changes in valuation allowances. We provide valuation allowances against deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
In determining the adequacy of valuation allowances, we consider cumulative and anticipated amounts of domestic and international earnings or losses, anticipated amounts of

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007

foreign source income, as well as the anticipated taxable income resulting from the reversal of future taxable temporary differences.
We intend to maintain any recorded valuation allowances until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support a reversal of the tax valuation allowances.
Contingencies
We are party to claims and lawsuits arising in the normal course of business, including the various asbestos-related suits discussed in Note F to our Consolidated Financial Statements. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and reasonably estimable. Our provisions are based on historical experience and legal advice, are reviewed quarterly and are adjusted according to developments. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments about potential actions by third parties, such as regulators, courts, and state and federal legislatures. Changes in the amounts of our loss provisions affect our consolidated statements of income. Due to the inherent uncertainties in the process undertaken to estimate potential losses, we are unable to estimate an additional range of loss in excess of our accruals. While it is reasonably possible that such excess liabilities, if they were to occur, could be material to operating results in any given quarter or year of their recognition, we do not believe that it is reasonably possible that such excess liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.
Our environmental-related accruals are similarly established and/or adjusted as more information becomes available upon which costs can be reasonably estimated. Here again, actual costs may vary from these estimates because of the inherent uncertainties involved, including the identification of new sites and the development of new information about contamination. Certain sites are still being investigated and, therefore, we have been unable to fully evaluate the ultimate cost for those sites. As a result, accruals have not been estimated for certain of these sites and costs may ultimately exceed existing estimated accruals for other sites. We have received indemnities for potential environmental issues from purchasers of certain of our properties and businesses and from sellers of some of the properties or businesses we have acquired. We have also purchased insurance to cover potential environmental liabilities at certain sites. If the indemnifying or insuring party fails to, or becomes unable to, fulfill its obligations under those agreements or policies, we may incur environmental costs in addition to any amounts accrued, which may have a material adverse effect on our financial condition, results of operations or cash flows.
Additionally, our operations are subject to various federal, state, local and foreign tax laws and regulations which govern, among other things, taxes on worldwide income. The calculation of our income tax expense is based on the best information available and involves significant

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007

management judgment. The actual income tax liability for each jurisdiction in any year can be, in some instances, determined ultimately several years after the financial statements have been published.
We maintain accruals for estimated income tax exposures for many different jurisdictions. Tax exposures are settled primarily through the resolution of audits within each tax jurisdiction or the closing of a statute of limitation. Tax exposures can also be affected by changes in applicable tax laws or other factors, which may cause us to believe a revision of past estimates is appropriate. We believe that appropriate liabilities have been established for income tax exposures; however, actual results may differ materially from our estimates.
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
In addition to the two reportable operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate administration and results of our captive insurance activities. In addition to the results for these items, the category “corporate/other” also includes the gains or losses on the sales of certain assets and other expenses not directly associated with either of our two reportable operating segments. Corporate/other assets consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other expenses reconcile reportable operating segment data to total consolidated net sales, income (loss) before income taxes and identifiable assets. Comparative six and three month results on this basis are illustrated in the following table:

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007

	Six Months Ended		Three Months Ended
	November 30,		November 30,
(In thousands)	2007	2006	2007	2006
Net Sales
Industrial Segment	$1,213,110	$1,073,823	$605,157	$528,569
Consumer Segment	622,937	579,724	300,551	280,817

Consolidated	$1,836,047	$1,653,547	$905,708	$809,386

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$152,564	$138,195	$72,990	$64,261
Interest (Expense), Net	(1,665)	(109)	(920)	(34)

EBIT (b)	$154,229	$138,304	$73,910	$64,295

Consumer Segment
Income Before Income Taxes (a)	$72,816	$67,871	$29,887	$26,513
Interest (Expense), Net	(1,842)	(1,400)	(989)	(820)

EBIT (b)	$74,658	$69,271	$30,876	$27,333

Corporate/Other
(Expense) Before Income Taxes (a)	$(44,318)	$(31,740)	$(21,964)	$(10,733)
Interest (Expense), Net	(21,318)	(23,009)	(10,198)	(10,461)

EBIT (b)	$(23,000)	$(8,731)	$(11,766)	$(272)

Consolidated
Income (Loss) Before Income Taxes (a)	$181,062	$174,326	$80,913	$80,041
Interest (Expense), Net	(24,825)	(24,518)	(12,107)	(11,315)

EBIT (b)	$205,887	$198,844	$93,020	$91,356

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles (“GAAP”) in the U.S., to EBIT.

(b)	EBIT is defined as earnings before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007

RESULTS OF OPERATIONS
Three Months Ended November 30, 2007
Net Sales
On a consolidated basis, net sales of $905.7 million for the second quarter ended November 30, 2007 grew 11.9%, or $96.3 million, over net sales of $809.4 million during the same period last year. Eight small acquisitions, net of the revenue related to our Bondo divestiture this quarter, accounted for 2.6% of the growth over last year, or $20.7 million. Organic sales improvements accounted for 9.3%, or $75.6 million, of the growth in net sales over the prior year, including pricing initiatives representing 1.6% of the sales growth, or $12.5 million, and the impact of net favorable foreign exchange rates year-over-year, which provided 3.6%, or $29.6 million. Net favorable foreign exchange gains resulted primarily from the stronger euro, but also from the Canadian dollar, and certain Latin American and Asia-Pacific currencies.
Industrial segment net sales, which comprised 66.8% of the current quarter’s consolidated net sales, totaled $605.2 million, growing 14.5% from last year’s $528.6 million. This segment’s net sales growth resulted from the combination of six small acquisitions, which contributed 2.9%, plus organic sales growth, which accounted for 11.6% of the increase, including 2.1% from pricing and 4.5% from net favorable foreign exchange differences. The strong organic sales improvements in the industrial segment resulted from growth in most international businesses, polymer flooring, roofing products and services, and protective coatings. Much of this growth resulted from ongoing industrial and commercial maintenance and improvement activities, primarily in North America, but also in Europe, Latin America and other regions of the world. There was also an increase in new construction in certain of those sectors, which also contributed to increased revenues in the current period. We continue to secure new business and grow market share within our industrial segment operations.
Consumer segment net sales, which comprised 33.2% of the current quarter’s consolidated net sales, increased 7.0% to $300.6 million from $280.8 million during the same period last year. This segment’s net sales growth resulted primarily from organic sales improvements, which provided 5.0% of the net sales growth, including the impact of pricing, which accounted for approximately 0.6% and net favorable foreign exchange, which contributed 2.0%. The remaining growth resulted from two small acquisitions, net of the revenue related to the divestiture of our Bondo subsidiary during the quarter, which contributed a net 2.0% to the growth in net sales over the prior year. The improvement in the organic sales performance in the consumer segment principally results from the combination of this segment’s various new product offerings, success in growing market share at major retail accounts, and the generally stable growth supplied by our various repair and maintenance products. Partially offsetting that growth was the softening in buying behavior of some of our major retail customers, the declines in existing homes turnover, and, to a much lesser extent, fewer new housing starts, which have affected several product lines in our consumer segment.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007

Gross Profit Margin
Our consolidated gross profit improved to 40.6% of net sales this quarter from 40.3% for the same period a year ago. While the cost of certain of our key raw materials remained higher over the same period a year ago, such as epoxies, various solvents, and resins, we continued to see the costs of certain of our other key materials stabilize or decline versus the prior period, such as asphalts and copper. While higher raw material costs reduced our gross margin, selling price increases that have been initiated during the past twelve months more than offset the effect of these higher costs, for a net favorable impact of 30 bps.
Our industrial segment gross profit for the second quarter remained stable at 42.0% of net sales from last year. Higher selling prices were partially offset by certain continued higher raw material costs during the quarter, for a net favorable impact of 20 bps. In addition, productivity gains partially related to the 5.0% organic unit sales growth also contributed to the increased gross margin in the current period.
Our consumer segment gross profit for this second quarter improved to 37.8% of net sales from 37.1% last year. This 70 bps improvement results from a combination of certain key raw materials costs stabilizing in recent months, a more favorable mix of sales, and productivity gains.
Selling, General and Administrative Expenses (“SG&A”)
Our consolidated SG&A decreased to 30.3% of net sales compared with 30.9% a year ago. The decrease reflects the leverage from the 5.7% organic growth in sales, which more than offset the negative effects of foreign exchange and continuing investments in various growth-related initiatives.
Our industrial segment SG&A remained flat at 29.8% of net sales for each period, reflecting principally higher foreign exchange expense and employment-related costs, including benefits and commissions on higher sales volumes, offset largely by the decline in distribution expense and the operating leverage related to our sales growth.
Our consumer segment SG&A as a percentage of net sales in the current quarter increased by 10 bps to 27.5% compared with 27.4% a year ago, reflecting certain higher loss contingency expense, higher employment-related costs, and certain brand investments.
SG&A expenses in our corporate/other category decreased during the current quarter to $11.8 million from $15.2 million during the corresponding period last year. This decrease essentially reflects declines in certain compensation costs and expenses for certain loss contingencies, combined with net foreign currency gains, which more than offset higher spending in other areas, primarily employee benefits.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007

License fee and joint venture income of approximately $0.5 million for each of the quarters ended November 30, 2007 and 2006, respectively, are reflected as reductions of consolidated SG&A expenses.
We recorded total net periodic pension and postretirement benefit costs of $4.9 million and $5.0 million for the quarters ended November 30, 2007 and 2006, respectively. This decreased pension expense of $0.1 million was the net result of increased pension service and higher interest costs approximating $1.1 million, which were more than offset by a combination of net actuarial gains incurred of $0.3 million and an improvement in the expected return on plan assets of $0.9 million. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.
Net Interest Expense
Net interest expense was $0.8 million higher in the second quarter of fiscal 2008 than in the corresponding period of fiscal 2007. Our higher weighted-average net borrowings associated with recent acquisitions and other general corporate purposes, approximating $106.1 million for the quarter, increased interest expense by nearly $2.3 million. A slight decline in interest rates, which averaged 5.4% overall during the quarter, compared with 5.5% in the prior year’s second quarter, offset the effect of higher borrowings in the current quarter’s interest expense by approximately $0.7 million, while our improved investment income performance provided approximately $0.8 million in additional interest income.
Income Before Income Taxes (“IBT”)
Our consolidated IBT for this year’s second quarter improved by $0.9 million, or 1.1%, to $80.9 million from $80.0 million during last year’s second quarter, or 9.0% of net sales versus 9.9% a year ago.
Our industrial segment IBT improved by 13.6%, to $73.0 million from last year’s $64.3 million, primarily as a result of the favorable growth in organic sales, offset partially by the negative effects of foreign exchange and certain higher compensation-related costs. Our consumer segment IBT improved by 12.7%, to $30.0 million from $26.5 million last year, as a result of the favorable impact of acquisitions and the gain on the sale of our Bondo subsidiary, offset partially by certain higher environmental and legal-related loss contingency accruals, higher compensation-related costs, and other initiatives to grow organic sales.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007

Income Tax Rate
Our effective income tax rate was 32.2% for the three months ended November 30, 2007 compared to an effective income tax rate of 33.9% for the three months ended November 30, 2006.
For the three months ended November 30, 2007 and, to a lesser extent, for the three months ended November 30, 2006, the effective tax rate in both periods differed from the federal statutory rate principally as a result of certain tax credits, by the impact of certain foreign operations on our U.S. taxes, incremental U.S. tax benefits associated with the domestic manufacturing deduction, and the effect of lower tax rates in certain of our foreign jurisdictions. The decreases in the effective tax rate related to these items were partially offset by additional valuation allowances associated with losses incurred by certain of our foreign businesses, state and local income taxes and other non-deductible business operating expenses. Additionally, during the three months ended November 30, 2006, the decrease in our effective tax rate compared to the statutory rate was further offset by valuation allowances related to U.S. foreign tax credit carryforwards.
As of November 30, 2007, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we intend to maintain the tax valuation allowance recorded at November 30, 2007 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support the reversal of the tax valuation allowances. This valuation allowance relates to U.S. federal foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets recorded in purchase accounting. Any reversal of the valuation allowance that was recorded in purchase accounting would reduce goodwill.
There were no adjustments to our asbestos liability during the three months ended November 30, 2007. However, the effective income tax rate for the three months ended November 30, 2006 reflects the impact of a $15.0 million asbestos liability adjustment related to the settlement received by our Bondex subsidiary. Excluding the asbestos liability adjustment, the effective income tax rate for last year’s second quarter would have been adjusted to a pro-forma effective income tax rate of 33.8%.
Net Income
Net income of $54.9 million for the three months ended November 30, 2007 compares to $52.9 million for the same period last year. The prior year net income reflects the impact of the $9.9 million after-tax asbestos-related settlement received from one insurer, as previously discussed, while the current quarter includes the $1.3 million after-tax gain on the sale of our Bondo

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007

subsidiary. Our net margin on sales of 6.1% for the current quarter compares to the prior year’s 6.5% net margin on sales. The decline in net margin year-over-year was primarily the result of the prior year asbestos-related income, which was partially offset by the positive impact of higher organic unit sales volume, favorable acquisitions and higher selling prices.
Diluted earnings per common share for this year’s second quarter improved by 2.4% to $0.43 from $0.42 a year ago.
Six Months Ended November 30, 2007
Net Sales
On a consolidated basis, net sales of $1.84 billion for the first half of fiscal 2008 grew 11.0%, or $182.5 million, over net sales of $1.65 billion during the same period last year. Nine small acquisitions, net of the revenue related to our Bondo divestiture, accounted for 2.9% of the growth over last year, or $47.9 million. Organic sales improvements accounted for 8.1%, or $134.6 million, of the growth in net sales over the prior year, including pricing initiatives representing 1.6% of the sales growth, or $26.1 million, and the impact of net favorable foreign exchange rates year-over-year, which provided 2.8%, or $46.1 million. Net favorable foreign exchange gains resulted primarily from the stronger euro, but also from the Canadian dollar and certain Latin American and Asia-Pacific currencies.
Our industrial segment net sales, which comprised 66.1% of the first six months’ consolidated net sales, totaled $1.2 billion, growing 13.0% from $1.07 billion during the same period a year ago. This segment’s net sales growth resulted from the combination of six small acquisitions, which contributed 2.4%, plus organic sales growth, which accounted for 10.6% of the increase, including 2.2% from pricing and 3.5% from net favorable foreign exchange differences.
Our consumer segment net sales, which comprised 33.9% of the current quarter’s consolidated net sales, increased 7.5% to $622.9 million from $579.7 million during the same period last year. This segment’s net sales growth resulted primarily from three product line acquisitions, which contributed 3.8% of the growth in net sales over the prior year. Organic sales improvements provided the remaining 3.7% of the net sales growth, including the impact of net favorable foreign exchange, which contributed 1.5%.
Gross Profit Margin
Our consolidated gross profit improved to 40.9% of net sales this first half from 40.6% for the same period a year ago. While the costs of certain of our key raw materials were higher than they were in the same period a year ago, as previously discussed in relation to our second quarter results, we have begun to see the costs of some of our other key materials stabilize or decline from their recent highs. While the impact of higher raw material costs weighed on this margin, selling price increases that have

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007

been initiated during the past 12 months more than offset these higher costs, for a net favorable impact of approximately 35 bps.
Our industrial segment gross profit for the first half improved to 42.0% of net sales from 41.8% last year. The improvement results primarily from higher pricing initiatives taking hold and increased productivity, which more than offset certain continued higher raw material costs during the quarter, for a net favorable impact of approximately 40 bps.
Our consumer segment gross profit for this first half improved 60 bps to 38.9% of net sales from 38.3% last year. This improvement results from a combination of higher selling prices, certain key raw materials costs stabilizing over recent months, a more favorable mix of international sales and productivity gains related to the 1.7% organic unit sales growth this quarter.
SG&A
Our consolidated SG&A increased to 29.7% of net sales compared with 29.5% a year ago. The slight increase mainly reflects continuing investments in various growth-related initiatives, which were partially offset by the combination of lower distribution costs and reductions in certain benefit-related costs.
Our industrial segment SG&A increased by 40 bps to 29.3% of net sales this first half from 28.9% a year ago, reflecting principally higher employment-related costs and foreign exchange expense, partially offset by the operating leverage related to our sales growth.
Our consumer segment SG&A as a percentage of net sales this first half increased by 50 bps to 26.9% compared with 26.4% a year ago, reflecting certain higher employment-related costs, investments to improve market share and introduce new products, and additional expense related to environmental accruals.
SG&A expenses reported in our corporate/other category decreased during this year’s first half to $23.0 million from $23.7 million during last year’s first half. This decrease is mainly the result of foreign exchange gains, certain lower compensation and benefit costs, and favorable environmental-related accrual adjustments. Partially offsetting these gains were higher legal costs and additional restricted stock activity under our Omnibus Equity and Incentive Plan, mostly related to accelerated vesting of grants for retirees.
License fee and joint venture income of approximately $1.1 million and $1.2 million for each of the six month periods ended November 30, 2007 and 2006, respectively, is reflected as reductions of our consolidated SG&A expenses.
We recorded total net periodic pension and postretirement benefit costs of $9.7 million and $10.0 million for the six month periods ended November 30, 2007 and 2006, respectively. This

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007

decreased pension expense of $0.3 million was the net result of increased pension service and interest costs approximating $2.1 million, which were offset by a combination of net actuarial gains incurred of $0.6 million and an improvement in the expected return on plan assets of $1.8 million. We expect that pension expense will fluctuate on a year-to-year basis depending primarily upon the investment performance of plan assets and changes in interest rates, but such changes are not expected to be material to our consolidated financial results.
Net Interest Expense
Net interest expense was $0.3 million higher in the second half of fiscal 2008 than in the corresponding period of fiscal 2007. During last year’s first fiscal quarter, we prepaid our 6.61% Senior Notes, Series B, due November 15, 2006, and our 7.30% Senior Notes, Series C, due November 15, 2008 (collectively, the “Notes”). This nonrecurring $1.1 million make-whole payment, combined with our improved investment income performance year-over-year of approximately $2.4 million, offset most of the interest expense increase year-over-year of $2.7 million. The increased interest expense resulted primarily from higher weighted-average net borrowings associated with recent acquisitions, averaging $114.7 million during this year’s first half, which cost approximately $1.8 million in additional interest expense. Further, fluctuations in our interest rates, which overall averaged 6.0% during this year’s first half, compared with 5.5% last year, accounted for $2.0 million of the interest cost increase.
IBT
Consolidated IBT for this year’s first half improved by $6.7 million, or 3.9%, to $181.1 million from $174.3 million during last year’s first half, for a 9.9% margin on net sales versus 10.5% a year ago. This decline in margin on sales results from the prior year $15.0 million pretax asbestos-related insurance settlement, offset only slightly by the current year $2.2 million pretax gain on the sale of our Bondo subsidiary.
Industrial segment IBT improved by $14.4 million, to $152.6 million from last year’s $138.2 million, as a result of the favorable growth in organic sales, offset partially by higher foreign exchange losses and compensation-related costs. Consumer segment IBT improved by $4.9 million, to $72.8 million from $67.9 million last year, as a result of the favorable impact of acquisitions and the gain on the sale of Bondo, offset partially by certain higher growth-related investments and compensation-related costs.
Income Tax Rate
The effective income tax rate was 32.0% for the six months ended November 30, 2007 compared to an effective income tax rate of 34.4% for the six months ended November 30, 2006.
For the six months ended November 30, 2007 and, to a lesser extent for the six months ended November 30, 2006, the effective tax rate in both periods differed from the federal statutory rate

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007

principally as a result of certain tax credits, by the impact of certain foreign operations on our U.S. taxes, incremental U.S. tax benefits associated with the domestic manufacturing deduction, and the effect of lower tax rates in certain of our foreign jurisdictions. The decreases in the effective tax rate were partially offset by valuation allowances associated with losses incurred by certain of our foreign businesses, state and local income taxes and other non-deductible business operating expenses. Additionally, during the six months ended November 30, 2006, the decrease in the effective tax rate was further offset by valuation allowances related to U.S. foreign tax credit carryforwards.
As described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended November 30, 2007, there is uncertainty as to whether we will be able to recognize certain deferred tax assets. Refer to the section of this filing mentioned above for further information.
There were no adjustments to our asbestos liability during the six months ended November 30, 2007. Accordingly, the pro-forma effective income tax rate for this year’s first six months remains at 32.0%. The effective income tax rate for the six months ended November 30, 2006 reflects the impact of a $15.0 million asbestos liability adjustment related to the settlement received by our Bondex subsidiary. Excluding the asbestos liability adjustment, the effective income tax rate for the first six months of last year would have been adjusted to a pro-forma effective income tax rate of 34.5%.
Net Income
Net income of $123.1 million for the six months ended November 30, 2007 compares to $114.3 million for the same period last year, for a net margin on sales of 6.7% and 6.9%, respectively. This slight decline in net margin on sales results from the impact of the prior year $9.9 million after-tax asbestos-related settlement with one insurer, as previously discussed, offset partially by the combination of the current period $1.3 million after-tax gain on the sale of our Bondo subsidiary, operating leverage related to our sales growth, favorable acquisitions, and the impact of higher selling prices.
Diluted earnings per common share for this year’s first half improved by 6.7% to $0.96 from $0.90 during last year’s first half.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows From:
Operating Activities
Operating activities generated cash flow of $104.1 million during the period compared with $91.4 million of cash flow generated during the same six month period of fiscal 2007, for a net increase of $12.7 million. Factoring out the after-tax asbestos-related cash payments for the first six months of fiscal 2008 and 2007 of $31.4 million and $19.3 million, respectively, operating activities generated cash flow of $135.5 million during the first half of fiscal 2008 compared with $110.7 million during the same six months a year ago, up $24.8 million.
Changes in operating working capital resulted in a use of cash for this year’s first six months of $54.6 million, versus last year’s six month use of cash of $44.6 million, resulting in an additional use of cash of $10.0 million period-over-period. While net decreases in trade accounts receivable provided $120.3 million of cash during the current period versus $106.2 million last year, for a $14.1 million favorable change in cash flow period-over-period, increased inventories required a $29.1 million use of cash during the first six months of this year versus a $30.0 million use of cash last year, or $0.9 million less operating cash period-over-period. Additionally, reductions in accounts payable required an $85.4 million use of cash during the period versus a $74.6 million use of cash last year, or $10.8 million additional cash period-over-period, mainly as a result of changes in the timing of payments. All other remaining balance sheet changes related to changes in working capital had a net unfavorable impact of $14.2 million.
Cash provided from operations along with available credit lines, as required, remain our primary source of liquidity.
Investing Activities
Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, to expand capacity, and to enhance our administration capabilities. Capital expenditures of $17.5 million during the current period compare with depreciation of $31.0 million in the same period. However, capital spending is expected to outpace our depreciation levels for the next several fiscal years as additional capacity is brought on-line to support our continued growth. With this additional plant expansion, we believe there will be adequate production capacity to meet our needs for the next several years at normal growth rates.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007

During this year’s first six months, we invested a total of $9.3 million for acquisitions, net of cash acquired of $4.0 million. In addition, we received net proceeds from the sale of our Bondo subsidiary of $44.8 million.
Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims.
Financing Activities
On December 29, 2006, we replaced our $330.0 million revolving credit facility with a $400.0 million five-year credit facility (the “New Facility”). The New Facility will be used for working capital needs, general corporate purposes, including acquisitions, and to provide back-up liquidity for the issuance of commercial paper. The New Facility provides for borrowings in U.S. dollars and several foreign currencies and provides sublimits for the issuance of letters of credit in an aggregate amount of up to $35.0 million and a swing-line of up to $20.0 million for short-term borrowings of less than 15 days. In addition, the size of the New Facility may be expanded, subject to lender approval, upon our request by up to an additional $175.0 million, thus potentially expanding the New Facility to $575.0 million.
On July 18, 2006, we prepaid our 6.61% Senior Notes, Series B, due November 15, 2006, and our 7.30% Senior Notes, Series C, due November 15, 2008 (collectively, the “Notes”). We paid all amounts due pursuant to the terms of the Purchase Agreement and did not incur any material early termination penalties in connection with our termination of the Notes.
We are exposed to market risk associated with interest rates. We do not use financial derivative instruments for trading purposes, nor do we engage in foreign currency, commodity or interest rate speculation. Concurrent with the issuance of our 6.7% Senior Unsecured Notes, RPM United Kingdom G.P. entered into a cross currency swap, which fixed the interest and principal payments in euros for the life of Senior Unsecured Notes and resulted in an effective euro fixed rate borrowing of 5.31%. In addition to hedging the risk associated with our 6.7% Senior Unsecured Notes, our only other hedged risks are associated with certain fixed debt whereby we have a $200.0 million notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest, based on six-month LIBOR that matures in fiscal 2010. Because critical terms of the debt and interest rate swap match, the hedge is considered perfectly effective against changes in fair value of debt, and therefore, there is no need to periodically reassess the effectiveness during the term of the hedge.
Our available liquidity beyond our cash balance at November 30, 2007 stood at $366.7 million. Our debt-to-capital ratio was 43.4% at November 30, 2007 compared with 47.6% at May 31, 2007.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007

The following table summarizes our financial obligations and their expected maturities at November 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.
Contractual Obligations
(In thousands)

	Total
	Contractual	Payments Due In
	Payment Stream	2008	2009-10	2011-12	After 2012

Long-term debt obligations	$942,019	$101,455	$232,200	$255,689	$352,675
Operating lease obligations	113,938	30,390	41,307	19,689	22,552
Other long-term liabilities (1)	347,444	56,452	72,148	78,138	140,706

Total	$1,403,401	$188,297	$345,655	$353,516	$515,933

(1)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume $10.3 million will be contributed to the U.S. plan in fiscal 2008; all other plans and years assume the required minimum contribution will be contributed. Also included are expected interest payments on long-term debt.
We maintain excellent relations with our banks and other financial institutions to help provide continuous access to financing for future growth opportunities and other corporate purposes.
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

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007

OTHER MATTERS
Environmental Matters
Environmental obligations continue to be appropriately addressed and, based upon the latest available information, it is not anticipated that the outcome of such matters will materially affect our results of operations or financial condition. Our critical accounting policies and estimates set forth above describe our method of establishing and adjusting environmental-related accruals and should be read in conjunction with this disclosure. For additional information, refer to “Part II, Item 1. Legal Proceedings.”
FORWARD—LOOKING STATEMENTS
The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) general economic conditions; (b) the price, supply and capacity of raw materials, including assorted resins and solvents; packaging, including plastic containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) risks related to the adequacy of our contingent liabilities, including for asbestos-related claims; and (j) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2007, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2007 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
(b) CHANGES IN INTERNAL CONTROL.
     There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
Certain of our wholly-owned subsidiaries (collectively referred to as the “subsidiaries”), principally Bondex International, Inc., are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in five states — Illinois, Ohio, Mississippi, Texas and Florida. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by our subsidiaries or others.
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
As of November 30, 2007, our subsidiaries had a total of 11,117 active asbestos cases compared to a total of 11,021 cases as of November 30, 2006. For the quarter ended November 30, 2007, our subsidiaries secured dismissals and/or settlements of 292 cases and made total payments of $26.1 million, which included defense-related payments of $13.8 million. For the comparable period ended November 30, 2006, dismissals and/or settlements covered 324 cases and total payments were $13.8 million, which included defense-related payments of $6.6 million. Our subsidiaries had higher year-over-year defense-related payments as a result of implementing various changes to our management and defense of asbestos claims, including transitioning to a new claims intake and database service provider. To facilitate this transition and other related changes, we have necessarily incurred some duplicate defense-related payments over the prior year period. In this regard, we estimate that our subsidiaries spent approximately $9.1 million more than they otherwise would have spent due to these added transitional expenses. Our subsidiaries expect to complete these various defense-related initiatives in the third fiscal quarter. Excluding these added transitional payments, our subsidiaries’ ongoing core defense expenditures would actually be lower than prior-year levels.
Excluding defense-related payments, the average payment made to settle or dismiss a case approximated $42,000 and $22,000 for each of the quarters ended November 30, 2007 and 2006, respectively. The amount and timing of dismissals and settlements can fluctuate significantly from period to period, resulting in volatility in the average cost to resolve a case in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, average settlement or dismissal payments made on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis. For example, the average amount paid to settle or dismiss a case can vary widely depending on a variety of factors, including the mix of malignancy and non-malignancy claimants, and the amount of defense expenditures incurred during the period.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

For additional information on our asbestos litigation, including a discussion of our asbestos related loss contingencies, see Note F of the Notes to Consolidated Financial Statements.
EIFS Litigation
As of November 30, 2007, Dryvit was a defendant or co-defendant in various single family residential exterior insulated finish systems (“EIFS”) cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.
Dryvit is a defendant in a class action lawsuit filed on November 14, 2000 in Jefferson County, Tennessee styled Bobby R. Posey, et al. v. Dryvit Systems, Inc. (formerly styled William J. Humphrey, et al. v. Dryvit Systems, Inc.) (Case No. 17,715-IV) (“Posey”). A preliminary approval order was entered on April 8, 2002 in the Posey case for a proposed nationwide class action settlement which was subsequently approved after several appeals. The deadline for filing claims in the Posey class action expired on June 5, 2004 and claims have been processed during the pendency of the various appeals. On September 15, 2005, a final, non-appealable order was entered finally approving the nationwide class. As of November 30, 2007, there were approximately 7,198 total claims which had been filed pursuant to the Posey Class action settlement. Of these 7,198 claims, approximately 4,410 claims have been rejected or closed for various reasons under the terms of the settlement. Approximately 1,121 of the remaining claims are at various stages of review and processing under the terms of the settlement and it is possible that some of these claims will be rejected or closed without payment. As of November 30, 2007, a total of 1,667 claims have been paid for a total of approximately $13.71 million. Additional payments have and will continue to be made under the terms of the settlement agreement which include inspection costs, third party warranties and class counsel attorneys’ fees.
Third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from our third party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third party insurers. One of our excess insurers filed suit seeking a declaration with respect to its rights and obligations for EIFS related claims under its applicable policies. During last year’s third fiscal quarter, the court granted Dryvit’s motion to stay or dismiss that federal filing based on a more complete state court complaint filed against that same insurer, another insurer, and the Company’s insurance broker. The coverage case is now proceeding in state court. Discovery in this litigation is ongoing. The trial is scheduled for June 16, 2008. One insurer appealed the trial court’s order granting Dryvit certain discovery of allegedly privileged claim file documents, and the court of appeals dismissed the appeal on September 12, 2007. That insurer has filed a motion for reconsideration, which has been dismissed. If that insurer does not attempt to appeal the ruling further, the case will be placed back on the trial court’s docket and a new scheduling order

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

will likely be entered. For a discussion of our existing accruals related to Dryvit EIFS litigation, see Note F to the Consolidated Financial Statements.
Environmental Proceedings
As previously reported, several of our subsidiaries are, from time to time, identified as a “potentially responsible party” under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental statutes. In some cases, our subsidiaries are participating in the cost of certain clean-up efforts or other remedial actions. Our share of such costs, however, has not been material and we believe that these environmental proceedings will not have a material adverse effect on our consolidated financial condition or results of operations. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters,” in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)
The following table presents information about repurchases of common stock we made during the first and second quarters of fiscal 2008:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
			Part of Publicly	Yet be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased (1)	Paid per Share	Programs	or Programs

June 1, 2007 through June 30, 2007	4,992	$21.95	—	—
July 1, 2007 through July 31, 2007	147,256	$23.47	—	—
August 1, 2007 through August 31, 2007	3,459	$23.09	—	—

Total — First Quarter	155,707	$23.41

September 1, 2007 through September 30, 2007	3,566	$22.87	—	—
October 1, 2007 through October 31, 2007	91,095	$20.85	—	—
November 1, 2007 through November 30, 2007	18,749	$19.05	—	—

Total — Second Quarter	113,410	$20.61

(1)	The number of shares reported as repurchased are attributable to shares that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.’s 2002 Performance Accelerated Restricted Stock Plan, 2003 Restricted Stock Plan for Directors and 2004 Omnibus Equity Plan.

RPM INTERNATIONAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer. (x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer. (x)

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

Dated: January 9, 2008