Form 10-Q/A
period 2007-11-30
RPM INTERNATIONAL INC/DE/
filed 2008-01-29
CIK 110621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
     This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2007, originally filed January 9, 2008 (the “Original Quarterly Report”), is being filed solely to amend Part II, Item 4. This Amendment No. 1 speaks as of the original filing date of the Original Quarterly Report and does not reflect events occurring after the filing date of the Original Quarterly Report, or modify or update the disclosures therein in any way other than as required to amend Part II, Item 4. No revisions have been made to the Registrant’s financial statements contained in the Original Quarterly Report.
PART II: OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of RPM International Inc. was held on October 4, 2007. As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2007, and in Exhibit 99.1 thereto, the following matters were voted on at the Annual Meeting and received the approval of the Company’s stockholders:
1. Election of David A. Daberko, William A. Papenbrock, Frank C. Sullivan and Thomas C. Sullivan as Directors of the Company. The nominees were elected as Directors with the following votes:
David A. Daberko

For	107,355,267
Withheld	1,435,806
Broker non-votes	0
William A. Papenbrock

For	106,289,141
Withheld	2,501,931
Broker non-votes	0
Frank C. Sullivan

For	106,332,991
Withheld	2,458,082
Broker non-votes	0
Thomas C. Sullivan

For	106,019,260
Withheld	2,771,812
Broker non-votes	0
     In addition to the Directors above, the following Directors’ terms of office continued after the Annual Meeting of Stockholders: Frederick R. Nance, Charles A. Ratner, William B. Summers, Jr., Dr. Jerry Sue Thornton, Bruce A. Carbonari, James A. Karman, Donald K. Miller and Joseph P. Viviano.

2. The proposal to approve and adopt the RPM International Inc. Amended and Restated 1995 Incentive Compensation Plan was approved with the following votes:

For	96,645.538
Against	11,335,504
Abstain	810,028
Broker non-votes	0
3. The proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending May 31, 2008 was approved with the following votes:

For	107,856,831
Against	546,090
Abstain	388,149
Broker non-votes	0
     For information on how the votes for the above matters were tabulated, see the Company’s definitive Proxy Statement used in connection with the Annual Meeting of Stockholders on October 4, 2007.
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

Dated: January 29, 2008