Form 10-Q
period 2008-02-29
RPM INTERNATIONAL INC/DE/
filed 2008-04-08
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008,
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 1-14187

RPM International Inc.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	02-0642224 (IRS Employer Identification No.)

P.O. BOX 777; 2628 PEARL ROAD; MEDINA, OHIO (Address of principal executive offices)	44258 (Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑.

As of April 7, 2008
121,929,478 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 29, 2008	May 31, 2007
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current Assets
Cash and short-term investments	$390,962	$159,016
Trade accounts receivable (less allowances of $21,154 and $19,167, respectively)	554,943	744,259
Inventories	485,302	437,759
Deferred income taxes	41,084	39,276
Prepaid expenses and other current assets	206,206	189,939

Total current assets	1,678,497	1,570,249
Property, Plant and Equipment, at Cost	993,290	963,200
Allowance for depreciation and amortization	(534,364)	(489,904)

Property, plant and equipment, net	458,926	473,296
Other Assets
Goodwill	854,980	830,177
Other intangible assets, net of amortization	347,330	353,420
Other	94,119	106,007

Total other assets	1,296,429	1,289,604

Total Assets	$3,433,852	$3,333,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$280,195	$385,003
Current portion of long-term debt	101,579	101,641
Accrued compensation and benefits	120,055	132,555
Accrued loss reserves	72,731	73,178
Asbestos-related liabilities	57,500	53,000
Other accrued liabilities	112,333	119,363

Total current liabilities	744,393	864,740
Long-Term Liabilities
Long-term debt, less current maturities	1,031,740	886,416
Asbestos-related liabilities	229,173	301,268
Other long-term liabilities	165,621	175,958
Deferred income taxes	36,095	17,897

Total long-term liabilities	1,462,629	1,381,539
Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01 authorized 300,000 shares; issued and outstanding 121,819 as of February 2008; issued and outstanding 120,906 as of May 2007	1,218	1,209
Paid-in capital	600,126	584,845
Treasury stock, at cost	(5,940)
Accumulated other comprehensive income	92,903	25,140
Retained earnings	538,523	475,676

Total stockholders’ equity	1,226,830	1,086,870

Total Liabilities and Stockholders’ Equity	$3,433,852	$3,333,149

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

Net Sales	$731,773	$679,494	$2,567,820	$2,333,041
Cost of Sales	440,528	416,009	1,524,935	1,398,412

Gross Profit	291,245	263,485	1,042,885	934,629
Selling, General and Administrative Expenses	266,160	240,964	811,913	728,264
Asbestos-Related Settlement (Income)				(15,000)
Interest Expense, Net	9,462	11,146	34,287	35,664

Income Before Income Taxes	15,623	11,375	196,685	185,701
Provision for Income Taxes	3,473	1,323	61,412	61,367

Net Income	$12,150	$10,052	$135,273	$124,334

Average Number of Shares of Common Stock Outstanding:
Basic	120,091	118,430	120,077	117,817

Diluted	130,223	120,967	130,408	128,371

Basic earnings per share of common stock	$0.10	$0.08	$1.13	$1.06

Diluted earnings per share of common stock	$0.10	$0.08	$1.06	$0.99

Cash dividends declared per share of common stock	$0.190	$0.175	$0.555	$0.510

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	February 29,	February 28,
	2008	2007
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities:
Net income	$135,273	$124,334
Depreciation and amortization	62,402	59,046
Items not affecting cash and other	26,173	(4,975)
Changes in operating working capital	(18,656)	(13,575)
Changes in asbestos-related liabilities, net of tax	(43,412)	(30,991)

	161,780	133,839
Cash Flows From Investing Activities:
Capital expenditures	(29,825)	(34,111)
Acquisition of businesses, net of cash acquired	(13,995)	(75,018)
Purchases of marketable securities	(74,696)	(69,539)
Proceeds from the sale of marketable securities	66,422	52,026
Proceeds from the sale of assets	44,800
Other	(1,472)	1,158

	(8,766)	(125,484)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	130,288	308,375
Reductions of long-term and short-term debt	(2,715)	(252,833)
Cash dividends	(67,467)	(60,949)
Exercise of stock options, including tax benefit	6,086	23,933
Repurchase of stock	(5,940)

	60,252	18,526
Effect of Exchange Rate Changes on Cash and Short-Term Investments	18,680	2,200

Increase in Cash and Short-Term Investments	231,946	29,081
Cash and Short-Term Investments at Beginning of Period	159,016	108,616

Cash and Short-Term Investments at End of Period	$390,962	$137,697

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(Unaudited)

NOTE A —	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the U.S. for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and nine month periods ended February 29, 2008 and February 28, 2007. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2007.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for our fiscal year ending May 31, 2009. We are currently evaluating the impact, if any, the adoption of this statement will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with the option to measure, at fair value, certain financial instruments and other items that are not currently required to be measured at fair value. Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for our fiscal year ending May 31, 2009. We are currently evaluating the impact that the adoption of this statement will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for our fiscal year ending May 31, 2010. Under SFAS No. 141(R), upon initially obtaining control of another entity or business, an acquirer will recognize 100% of the fair values of assets acquired, including goodwill, and liabilities assumed, with limited exceptions, even if the acquirer has not acquired 100% of the target. Also, under SFAS No. 141(R), transaction costs will no longer be considered part of the fair value of an acquisition, and will be expensed as incurred. SFAS No. 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. We are currently evaluating the impact that the adoption of these statements will have on our financial statements.

NOTE C —	INVENTORIES

Inventories were composed of the following major classes:

	February 29,	May 31,
	2008	2007
	(In thousands)

Raw material and supplies	$146,485	$138,541
Finished goods	338,817	299,218

Total Inventory	$485,302	$437,759

NOTE D —	COMPREHENSIVE INCOME

The following table illustrates the components of total comprehensive income for each of the three and nine month periods ended February 29, 2008 and February 28, 2007:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
		(In thousands)

Net income	$12,150	$10,052	$135,273	$124,334
Other Comprehensive Income:
Foreign currency translation adjustments	9,705	(5,675)	47,082	(945)
Pension and other postretirement benefit liability adjustments, net of tax	1,637	246	1,637	365
Unrealized gain (loss) on securities, net of tax	(7,457)	(2,670)	2,203	4,079
Derivatives income, net of tax	(440)	2,766	5,181	7,038

Total Comprehensive Income	$15,595	$4,719	$191,376	$134,871

NOTE E —	ACQUISITIONS AND DIVESTITURES

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

On November 9, 2007, we completed the sale of our Bondo subsidiary, formerly one of our consumer segment product lines, to an outside third party. Sale proceeds of $45.0 million generated a one-time, pre-tax net gain of $1.7 million, which has been included in selling, general and administrative (“SG&A”) expense for fiscal 2008. The reported amount of the gain is net of approximately $4.2 million of transaction-related costs, including $1.5 million for involuntary employee terminations and related costs, approximately $1.6 million in

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments for product returns and product liability accruals, and approximately $1.0 million for closing costs and other fees.

In December 2007, one of our subsidiaries, the Euclid Chemical Company (“Euclid”), acquired Productos Cave S.A., headquartered in Santiago, Chile. The acquired entity had approximate annual sales of $5.0 million for its fiscal year ended December 31, 2006, and is a premier manufacturer of high performance, restoration waterproofing and concrete admixture products for various segments of the concrete and masonry-construction industry throughout Chile.

Subsequent to the end of our third fiscal quarter we completed three acquisitions. First, in March 2008, Euclid acquired Increte Systems of Odessa, Florida. With approximate annual sales of $15.0 million for its previous fiscal year ended December 31, 2007, Increte is one of the leading manufacturers of decorative concrete systems in the United States. Increte’s decorative concrete systems economically replicate the look of natural stone, wood, tile, brick and pavers using concrete.

Next, one of our subsidiaries, the Tremco Group, acquired one of its long-time partners, Prosytec SAS. The acquired entity is a supplier of sealants for the construction and window assembly markets in Southern and Eastern Europe, and had annual sales of approximately $39.0 million for its prior fiscal year ended December 31, 2007. Prosytec is headquartered in Paris, France.

Finally, in April 2008, we acquired Flowcrete Group, headquartered in Manchester, England. Flowcrete, which was established in 1982 and manufactures decorative and high-performance flooring systems, had annual sales of approximately $85 million for its previous fiscal year ended December 31, 2007.

NOTE F —	CONTINGENCIES AND OTHER ACCRUED LOSSES

Asbestos-related Contingencies

Certain of our wholly-owned subsidiaries, collectively referred to as the “subsidiaries,” principally Bondex International, Inc., are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in five states — Illinois, Ohio, Mississippi, Texas and Florida. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by our subsidiaries or others.

As of February 29, 2008, our subsidiaries had a total of 11,350 active asbestos cases compared to a total of 10,846 cases as of February 28, 2007. For the quarter ended February 29, 2008, our subsidiaries secured dismissals and/or settlements of 225 cases and made total payments of $18.7 million, which included defense-related payments of $9.4 million. For the comparable period ended February 28, 2007, dismissals and/or settlements covered 736 cases and total payments were $18.2 million, which included defense-related payments of $7.2 million. For the nine months ended February 29, 2008, our subsidiaries secured dismissals and/or settlements of 882 cases and made total payments of $67.6 million, which included defense-related payments of $32.0 million. For the comparable period ended February 28, 2007, dismissals and/or settlements covered 1,292 cases and total payments were $48.4 million, which included defense-related payments of $20.4 million. During the current fiscal year, our subsidiaries have had higher year-over-year, defense-related payments as a result of implementing various changes to our management and defense of asbestos claims, including transitioning to a new claims intake and database service provider. To facilitate this transition and other related changes, we have necessarily incurred some duplicate defense-related payments over the prior year period. We estimate that our subsidiaries have spent approximately $12.1 million more on defense than they otherwise would have spent due to these added transitional expenses, which were completed during the quarter ended February 29, 2008. Excluding these added year-to-date transitional payments, our subsidiaries’ ongoing core defense expenditures would be in line with comparable prior-year levels.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Excluding defense-related payments, the average payment made to settle or dismiss a case approximated $41,000 and $15,000 for each of the quarters ended February 29, 2008 and February 28, 2007, respectively; and $40,000 and $22,000 for each of the nine month periods ended February 29, 2008 and February 28, 2007, respectively. The amount and timing of dismissals and settlements can fluctuate significantly from period to period, resulting in volatility in the average cost to resolve a case in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, average settlement or dismissal payments made on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis. For example, the average amount paid to settle or dismiss a case can vary widely depending on a variety of factors, including the mix of malignancy and non-malignancy claimants, and the amount of defense expenditures incurred during the period.

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

During fiscal 2006, we recorded a liability for asbestos claims in the amount of $380.0 million, while paying out $59.9 million for dismissals and/or settlements, which resulted in our accrued liability balance moving from $101.2 million at May 31, 2005 to $421.3 million at May 31, 2006. This increase was based largely upon C&W’s analysis of our total estimated liability for unasserted-potential-future-asbestos-related claims through May 31, 2016. This amount was also calculated on a pre-tax basis and was not discounted for the time value of money. In light of the uncertainties inherent in making long-term projections, we have determined that a ten-year period is the most reasonable time period over which reasonably accurate estimates might still be made for projecting asbestos liabilities and defense costs and, accordingly, our accrual does not include asbestos liabilities for any period beyond ten years. As of February 29, 2008, our total asbestos liability was approximately $286.7 million, of which $186.7 million was related to unasserted-potential-future-asbestos-related claims, and $100.0 million was related to pending known claims. The material components of the accruals are: (i) the gross number of open malignancy claims (principally mesothelioma claims) as these claims have the most significant impact on our asbestos settlement costs; (ii) historical and current settlement costs and dismissal rates by various categories; (iii) analysis of the jurisdiction and governing laws of the

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

states in which these claims are pending; (iv) outside defense counsel’s opinions and recommendations with respect to the merits of such claims; and (v) analysis of projected liabilities for unasserted potential future claims.

In determining the amount of our asbestos liability, we relied on assumptions that are based on currently known facts and projection models. Our actual expenses could be significantly higher or lower than those recorded if assumptions used in our calculations vary significantly from actual results. Key variables in these assumptions include the period of exposure to asbestos claims, the number and type of new claims to be filed each year, the rate at which mesothelioma incidences result in compensable claims against us, the average cost of disposing of each such new claim, the dismissal rates each year and the related annual defense costs. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed, the average cost of resolving each such claim and the quality of the product identification, could change our estimated liability, as could any substantial adverse verdict at trial. A federal legislative solution, further state tort reform or a structured-settlement transaction could also change the estimated liability.

Subject to the foregoing variables, and based on currently available data, we believe that our current asbestos liability is sufficient to cover asbestos-related expenses for our known pending and unasserted-potential-future-asbestos-related claims through 2018. However, given the uncertainties associated with projecting matters into the future and numerous other factors outside of our control, we believe that it is reasonably possible we may incur additional material asbestos liabilities in periods before 2018, including the current fiscal year ending May 31, 2008. Due to the uncertainty inherent in the process undertaken to estimate our losses, we are unable at the present time to estimate an additional range of loss in excess of our existing accruals. While it is reasonably possible that such excess liabilities could be material to operating results in any given quarter or year, we do not believe that it is reasonably possible that such excess liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

During fiscal 2004, certain of our subsidiaries’ third-party insurers claimed exhaustion of coverage. Certain of our subsidiaries have filed a complaint for declaratory judgment, breach of contract and bad faith against these third-party insurers, challenging their assertion that their policies covering asbestos-related claims have been exhausted. The coverage litigation involves, among other matters, insurance coverage for claims arising out of alleged exposure to asbestos containing products manufactured by the previous owner of the Bondex tradename before March 1, 1966. On March 1, 1966, Republic Powdered Metals Inc. (as it was known then), purchased the assets and assumed the liabilities of the previous owner of the Bondex tradename. That previous owner subsequently dissolved and was never a subsidiary of Republic Powdered Metals, Bondex, RPM, Inc. or the Company. Because of the earlier assumption of liabilities, however, Bondex has historically responded, and must continue to respond, to lawsuits alleging exposure to these asbestos-containing products. We discovered that the defendant insurance companies in the coverage litigation had wrongfully used cases alleging exposure to these pre-1966 products to erode their aggregate limits. This conduct, apparently known by the insurance industry based on discovery conducted to date, was in breach of the insurers’ policy language. Two of the defendant insurers have filed counterclaims seeking to recoup certain monies should the plaintiffs prevail on their claims. The parties have substantially completed all fact and expert discovery relating to the liability phase of the case. The parties have filed dispositive motions (including motions for summary judgment) and related briefs. While we had anticipated a ruling on these motions before the end of the current fiscal year, the court has not yet rendered its decision. It remains difficult to predict when the motions will be ruled upon or when a trial date will be scheduled.

During last year’s second fiscal quarter ended November 30, 2006, Bondex reached a settlement of $15.0 million, the terms of which are confidential by agreement of the parties, with one of the defendant

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table illustrates the movement of current and long-term asbestos-related liabilities through February 29, 2008:

Asbestos Liability Movement (Current and Long-Term)

	Balance at	Additions to		Balance at
	Beginning of	Asbestos		End of
	Period	Charge	Deductions*	Period
	(In thousands)

Nine Months Ended February 29, 2008	$354,268		$67,595	$286,673
Year Ended May 31, 2007	421,285		67,017	354,268
Year Ended May 31, 2006	101,172	$380,000	59,887	421,285

*	Deductions include payments for defense-related costs and amounts paid to settle claims.

Other Contingencies

Other liabilities and contingencies include amounts related to our product liability, product warranty, and other legal claims. We provide, through our wholly-owned insurance subsidiaries, certain insurance coverage, primarily product liability, to our other subsidiaries. Excess coverage is provided by third party insurers. We recognize liabilities, as appropriate, in our consolidated balance sheets for these potential losses. As of February 29, 2008, the current portion of these liabilities amounted to $57.5 million as compared with $55.1 million at May 31, 2007; while our total long-term liability for these items of $7.7 million at February 29, 2008 compares with long-term liabilities of $8.8 million at May 31, 2007. Product warranty expense is recorded within SG&A expense. The changes in the product warranty liability balance have occurred primarily as a result of our continuing evaluation of our liability under a class action lawsuit settlement covering our Dryvit residential exterior insulated finish systems (“EIFS”) product line. We also offer a warranty program for our roofing systems and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience.

Third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs for individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from our third party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third-party insurers. One of our excess insurers filed suit seeking a declaration with respect to its rights and obligations for EIFS related claims under its applicable policies. During the third quarter of fiscal 2006, the court granted Dryvit’s motion to stay or dismiss that federal filing based on a more complete state court complaint filed against this same insurer, another insurer, and the Company’s insurance broker. The coverage case is now proceeding in state court. Discovery in this litigation is ongoing. One insurer appealed the trial court’s order granting Dryvit certain discovery of allegedly privileged claim file documents,

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the court of appeals dismissed the appeal on September 12, 2007. That insurer filed a motion for reconsideration, which has been dismissed. No further appeal of that discovery ruling has been granted. The case, therefore, has been placed back on the trial court’s docket. The court has ordered that dispositive motions and related briefing on certain of the coverage issues be filed by June 2, 2008. A trial date has not yet been scheduled.

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

NOTE G — PENSION AND POSTRETIREMENT HEALTH CARE BENEFITS

We account for our pension plans and postretirement benefit plans in accordance with the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and nine month periods ended February 29, 2008 and February 28, 2007:

Pension Benefits

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(In thousands)

Service cost	$3,560	$3,306	$867	$772
Interest cost	2,574	2,265	1,634	1,268
Expected return on plan assets	(3,330)	(2,857)	(1,679)	(1,261)
Amortization of:
Prior service cost	60	49	6	5
Net actuarial losses recognized	354	599	381	451

Net Periodic Benefit Cost	$3,218	$3,362	$1,209	$1,235

Postretirement Benefits

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(In thousands)

Service cost	$—	$—	$123	$110
Interest cost	130	136	168	147
Prior service cost	(7)
Net actuarial (gains) losses recognized		(7)	23	23

Net Periodic Benefit Cost	$123	$129	$314	$280

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Benefits

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(In thousands)

Service cost	$10,680	$9,918	$2,601	$2,316
Interest cost	7,722	6,797	4,902	3,804
Expected return on plan assets	(9,990)	(8,571)	(5,036)	(3,782)
Amortization of:
Prior service cost	180	145	19	16
Net actuarial losses recognized	1,061	1,798	1,144	1,352

Net Periodic Benefit Cost	$9,653	$10,087	$3,630	$3,706

Postretirement Benefits

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(In thousands)

Service cost	$—	$—	$370	$330
Interest cost	391	407	505	442
Prior service cost	(21)
Net actuarial (gains) losses recognized		(21)	67	68

Net Periodic Benefit Cost	$370	$386	$942	$840

We previously disclosed in our financial statements for the fiscal year ended May 31, 2007 that we expected to contribute approximately $10.3 million to the Retirement Plans in the U.S. and approximately $8.7 million to plans outside the U.S. during the current fiscal year. As of February 29, 2008, we do not anticipate any changes to these expected contribution levels.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Increase (Decrease)
(In thousands)

Other long-term assets	$(3,428)
Deferred income tax liabilities	1,053
Other long-term liabilities	(12,870)
Retained earnings	(3,269)
Accumulated other comprehensive income	11,658

NOTE H —	EARNINGS PER SHARE

Our basic earnings per share calculation is based on the weighted-average number of shares of common stock outstanding. Our diluted earnings per share calculation is based on the weighted-average number of shares of common stock outstanding adjusted for the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, nonvested share awards and shares issuable under our employee stock purchase plan, as well as shares of common stock that would have been issued pursuant to the assumed conversion of our convertible notes. Since the potentially dilutive shares related to the convertible notes are included in the calculation of diluted earnings per share, the related interest expense, net of tax, is added back to net earnings, as this interest would not have been paid if the convertible notes had been converted to common stock. Nonvested market-based stock awards and nonvested performance-based awards are included in the average diluted shares outstanding each period if established market or performance criteria have been met at the end of the respective periods.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Shares Outstanding
Weighted-average common shares outstanding	120,091	118,430	120,077	117,817
Net issuable common share equivalents	2,099	2,537	2,298	2,520
Additional shares issuable assuming conversion of convertible securities(1)	8,033		8,033	8,034

Total shares for diluted earnings per share	130,223	120,967	130,408	128,371
Net Income
Net income, basic	$12,150	$10,052	$135,273	$124,334
Add: Income effect of convertible securities	771		2,313	2,314

Net income, diluted	$12,921	$10,052	$137,586	$126,648
Earnings Per Share
Basic Earnings Per Share of Common Stock	$0.10	$0.08	$1.13	$1.06

Diluted Earnings Per Share of Common Stock	$0.10	$0.08	$1.06	$0.99

(1)	Conversion of the shares related to convertible securities for the three-month period ended February 28, 2007 was not assumed, since the result would have been anti-dilutive.

NOTE I —	INCOME TAXES

Income Tax Rate

The effective income tax expense rate was 22.2% for the three months ended February 29, 2008 compared to an effective income tax expense rate of 11.6% for the three months ended February 28, 2007.

For the three months ended February 29, 2008 and, to a lesser extent for the three months ended February 28, 2007, the effective tax rate differed from the federal statutory rate due to decreases in the effective tax rate principally as a result of certain tax credits, by the impact of certain foreign operations on our U.S. taxes, incremental U.S. tax benefits associated with the domestic manufacturing deduction and the effect of lower tax rates in certain of our foreign jurisdictions. The decreases in the effective tax rate were partially offset by valuation allowances associated with losses incurred by certain of our foreign businesses, valuation allowances related to U.S. federal foreign tax credit carry forwards, state and local income taxes and other non-deductible business operating expenses. Additionally, for the three months ended February 28, 2007, a decrease in the effective income tax expense rate resulted from a one-time benefit related to the resolution of prior years’ tax liabilities in the amount of $2.1 million.

The effective income tax rate was 31.2% for the nine months ended February 29, 2008 compared to an effective income tax rate of 33.0% for the nine months ended February 28, 2007.

For the nine months ended February 29, 2008 and, to a lesser extent for the nine months ended February 28, 2007, the effective tax rate differed from the federal statutory rate due to decreases in the effective tax rate principally as a result of certain tax credits, by the impact of certain foreign operations on our U.S. taxes, incremental U.S. tax benefits associated with the domestic manufacturing deduction and the effect of lower tax rates in certain of our foreign jurisdictions. The decreases in the effective tax rate were partially offset by valuation allowances associated with losses incurred by certain of our foreign businesses,

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowances related to U.S. federal foreign tax credit carry forwards, state and local income taxes and other non-deductible business operating expenses. Additionally, for the nine months ended February 28, 2007, a decrease in the effective income tax expense rate resulted from a one-time benefit related to the resolution of prior years’ tax liabilities in the amount of $2.1 million.

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

The cumulative effects of applying this interpretation have been recorded as a decrease of $1.7 million to retained earnings. Our unrecognized tax benefits upon adoption were $2.8 million, of which $1.9 million would affect the effective tax rate, if recognized.

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

We file income tax returns in the U.S. and various state, local and foreign jurisdictions. As of February 29, 2008, we are subject to U.S. federal income tax examinations for the fiscal years 2005 through 2007. In addition, with limited exceptions, we are subject to various state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2002 through 2007. We do not anticipate any significant changes to the total unrecognized tax benefits within the next 12 months.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to our two reportable operating segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either reportable operating segment. Assets related to the “corporate/other category” consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other expenses reconcile reportable operating segment data to total consolidated net sales, income before income taxes and identifiable assets. Our comparative three and nine month results for the fiscal periods ended February 29, 2008 and February 28, 2007, and identifiable assets as of February 29, 2008 and May 31, 2007 are presented in segment detail in the following table.

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(In thousands)

Net Sales
Industrial Segment	$467,060	$425,655	$1,680,170	$1,499,478
Consumer Segment	264,713	253,839	887,650	833,563

Consolidated	$731,773	$679,494	$2,567,820	$2,333,041

Income (Loss) Before Income Taxes
Industrial Segment	$17,729	$17,936	$170,293	$156,131
Consumer Segment	18,992	16,010	91,808	83,881
Corporate/Other	(21,098)	(22,571)	(65,416)	(54,311)

Consolidated	$15,623	$11,375	$196,685	$185,701

	February 29,	May 31,
	2008	2007

Industrial Segment	$1,788,994	$1,708,606
Consumer Segment	1,207,391	1,285,180
Corporate/Other	437,467	339,363

Consolidated	$3,433,852	$3,333,149

NOTE K —	STOCK REPURCHASE PROGRAM

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L —	NOTE OFFERING

On February 20, 2008, we sold $250.0 million of 6.50% senior notes due February 15, 2018. The net proceeds of the sale, approximating $244.7 million, were used to repay $100.0 million of our unsecured senior notes due March 1, 2008; $125.0 million outstanding under our accounts receivable securitization program; and $19.0 million in short-term borrowings under our revolving credit facility. This new financing has strengthened our credit profile and liquidity position, as well as lengthened the average maturity of our outstanding debt obligations.

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

We also record revenues generated under long-term, construction contracts, mainly in connection with the installation of specialized roofing and flooring systems, and related services. In general, we account for long-term, construction contracts under the percentage-of-completion method, and therefore record contract revenues and related costs as our contracts progress. This method recognizes the economic results of contract performance on a timelier basis than does the completed-contract method; however, application of this method requires reasonably dependable estimates of progress toward completion, as well as other dependable estimates. When reasonably dependable estimates cannot be made, or if other factors make estimates doubtful, the completed-contract method is applied. Under the completed-contract method, billings and costs are accumulated on the balance sheet as the contract progresses, but no revenue is recognized until the contract is complete or substantially complete.

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

As appropriate, we use permanently invested intercompany loans as a source of capital to reduce exposure to foreign currency fluctuations at our foreign subsidiaries. These loans, on a consolidated basis, are treated as being analogous to equity for accounting purposes. Therefore, foreign exchange gains or losses on these intercompany loans are recorded in accumulated other comprehensive income (loss). If we were to determine that the functional currency of any of our subsidiaries should be the U.S. dollar, we would no longer record foreign exchange gains or losses on such intercompany loans.

Goodwill

We apply the provisions of SFAS No. 141, “Business Combinations,” which addresses the initial recognition and measurement of goodwill and intangible assets acquired in a business combination. We also apply the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise. We have elected to perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated, during our fourth fiscal quarter. Calculating the fair market values of reporting units requires our significant use of estimates and assumptions. We estimate the fair values of our reporting units by applying third-party market value indicators to the respective reporting unit’s annual projected earnings before interest, taxes, depreciation and amortization. In applying this methodology, we rely on a number of factors, including future business plans, actual operating results and market data. In the event that our calculations indicate that goodwill is impaired, a fair value estimate of each tangible and intangible asset would be established. This process would require the estimation of the discounted cash flows expected to be generated by each asset in addition to independent asset appraisals, as appropriate. Our cash flow estimates are based on our historical experience and our internal business plans, and appropriate discount rates are applied. Losses, if any, resulting from goodwill impairment tests would be reflected in pretax income in our income statement.

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

Our environmental-related accruals are similarly established and/or adjusted as more information becomes available upon which costs can be reasonably estimated. Here again, actual costs may vary from these estimates because of the inherent uncertainties involved, including the identification of new sites and the development of new information about contamination. Certain sites are still being investigated and, therefore, we have been unable to fully evaluate the ultimate costs for those sites. As a result, accruals have not been estimated for certain of these sites and costs may ultimately exceed existing estimated accruals for other sites. We have received indemnities for potential environmental issues from purchasers of certain of our properties and businesses and from sellers of some of the properties or businesses we have acquired. We have also purchased insurance to cover potential environmental liabilities at certain sites. If the indemnifying or insuring party fails to, or becomes unable to, fulfill its obligations under those agreements or policies, we may incur environmental costs in addition to any amounts accrued, which may have a material adverse effect on our financial condition, results of operations or cash flows.

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

In addition to the two reportable operating segments, there are certain business activities, referred to as corporate/other, that do not constitute an operating segment, including corporate administration and results of our captive insurance activities. In addition to the results for these items, the category “corporate/other” also includes the gains or losses on the sales of certain assets and other expenses not directly associated with either of our two reportable operating segments. Corporate/other assets consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other expenses reconcile reportable operating segment data to total consolidated net sales, income (loss) before income taxes and identifiable assets. Comparative three and nine month results on this basis are illustrated in the following table:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(In thousands)

Net Sales
Industrial Segment	$467,060	$425,655	$1,680,170	$1,499,478
Consumer Segment	264,713	253,839	887,650	833,563

Consolidated	$731,773	$679,494	$2,567,820	$2,333,041

Income (Loss) Before Income Taxes(a)
Industrial Segment
Income Before Income Taxes(a)	$17,729	$17,936	$170,293	$156,131
Interest (Expense), Net	(315)	(167)	(1,980)	(276)

EBIT(b)	$18,044	$18,103	$172,273	$156,407

Consumer Segment
Income Before Income Taxes(a)	$18,992	$16,010	$91,808	$83,881
Interest (Expense), Net	(852)	(871)	(2,694)	(2,271)

EBIT(b)	$19,844	$16,881	$94,502	$86,152

Corporate/Other
(Expense) Before Income Taxes(a)	$(21,098)	$(22,571)	$(65,416)	$(54,311)
Interest (Expense), Net	(8,295)	(10,108)	(29,613)	(33,117)

EBIT(b)	$(12,803)	$(12,463)	$(35,803)	$(21,194)

Consolidated
Income (Loss) Before Income Taxes(a)	$15,623	$11,375	$196,685	$185,701
Interest (Expense), Net	(9,462)	(11,146)	(34,287)	(35,664)

EBIT(b)	$25,085	$22,521	$230,972	$221,365

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles (“GAAP”) in the U.S., to EBIT.

(b)	EBIT is defined as earnings before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended February 29, 2008

Net Sales

On a consolidated basis, net sales of $731.8 million for the third quarter ended February 29, 2008 grew 7.7%, or $52.3 million, over net sales of $679.5 million during the same period last year. Organic sales improvements accounted for 7.1%, or $48.2 million, of the growth in net sales over the prior year, including pricing initiatives representing 1.0% of the sales growth, or $6.7 million, and the impact of net favorable foreign exchange rates year-over-year, which provided 3.2%, or $21.8 million. Foreign exchange gains resulted from the weak dollar against nearly all major foreign currencies, with the majority of the gain resulting from the stronger euro and the Canadian dollar. Seven small acquisitions, net of the revenue related to our Bondo divestiture during this year’s second fiscal quarter, accounted for the remaining 0.6% of the growth over last year, or $4.1 million.

Industrial segment net sales, which comprised 63.8% of the current quarter’s consolidated net sales, totaled $467.1 million, growing 9.7% from last year’s $425.7 million. This segment’s net sales growth resulted from the combination of four small acquisitions, which contributed 2.2%, plus organic sales growth, which accounted for 7.5% of the increase, including 2.2% from pricing and 4.1% from net favorable foreign exchange differences. The strong organic sales improvements in the industrial segment resulted from growth in most international businesses, polymer flooring, and protective coatings. Much of this growth resulted from ongoing industrial and commercial maintenance and improvement activities, primarily in Europe and North America, but also in Latin America and other regions of the world. There was also a slight increase in new construction in certain of those sectors, which also contributed to increased revenues in the current period. In order to offset the weakness in the economy, which is beginning to impact certain sectors of our domestic construction markets, we continue to secure new business through our strong brand offerings, new product innovations and international expansion.

Consumer segment net sales, which comprised 36.2% of the current quarter’s consolidated net sales, increased 4.3% to $264.7 million from $253.8 million during the same period last year. This segment’s net sales growth resulted primarily from organic sales improvements, which provided 6.3% of the net sales growth, including the impact of net favorable foreign exchange, which contributed 1.7%. The organic sales improvement of 6.3% does not include any net benefit of higher pricing. Despite weakening economic conditions, this segment was able to grow organic sales by launching various new product offerings, increasing market penetration at major retail accounts, and refocusing efforts on our various repair and maintenance products. Partially offsetting the organic growth in net sales over the prior year in this segment was the impact of the divestiture of our Bondo subsidiary during this year’s second fiscal quarter. This reduction in net sales was partially offset by acquisitions, for a net negative impact of 2.0%, or $5.1 million.

Gross Profit Margin

Our consolidated gross profit improved to 39.8% of net sales this quarter from 38.8% for the same period a year ago. While the cost of certain of our key raw materials remained higher over the same period a year ago, such as epoxies, various solvents and resins, we saw the costs of certain of our other key materials stabilize versus the prior period, such as titanium dioxide and seedlac. Offsetting our higher raw material costs were selling price increases that have been initiated during the past twelve months, which in combination with the leverage of the 3.9% organic growth in net sales, more than offset the effect of these higher raw material costs, for a net favorable impact on gross profit of 1.0% of the current quarter net sales, or 100 basis points (“bps”).

Our industrial segment gross profit for the third quarter of fiscal 2008 improved by 100 bps, to 41.0% of net sales from last year’s third quarter result of 40.0% of net sales. Higher selling prices were partially offset by certain continued higher raw material costs during the quarter, for a net favorable impact of 50 bps. In addition, productivity gains partially related to the 1.2% organic unit sales growth also contributed to the increased gross margin in the current period.

Our consumer segment gross profit for this year’s third fiscal quarter improved to 37.7% of net sales from 36.8% last year. The leverage of the 5.6% pure unit growth in organic sales in this segment more than overcame certain higher raw material costs during the quarter, resulting in a net improvement of 90 basis points in the gross profit margin year-over-year.

Selling, General and Administrative Expenses (“SG&A”)

Our consolidated SG&A increased to 36.4% of net sales for the current quarter compared with 35.5% a year ago. The increase reflects higher direct costs on the 3.9% organic growth in sales, increased benefit accruals based on sales volume increases over the prior year third quarter, additional legal expenses and continuing investments in various growth-related initiatives.

Our industrial segment SG&A increased to 37.1% of net sales for the current quarter from 35.7% last year, reflecting principally higher employment-related costs, including increased compensation and benefit-related accruals on higher sales volumes. Additionally, there were higher legal expenses, which include the impact of a $1.6 million change in estimate, related to a legal settlement that increased our expenses in our current quarter, and growth-related spending to support the 1.2% organic unit sales growth over the prior year third quarter.

Our consumer segment SG&A as a percentage of net sales for the current quarter increased by 10 bps to 30.2% compared with 30.1% a year ago, reflecting increased compensation and employee benefit-related expenditures resulting in part from the increased sales volume in this segment, offset partially by tighter spending controls and reductions in certain distribution costs, bad debt expense and other outside service expenses.

SG&A expenses in our corporate/other category increased during the current quarter to $12.7 million from $12.5 million during the corresponding period last year. This slight increase essentially reflects higher spending in certain compensation-related expenses and legal costs, offset partially by net foreign currency gains and certain pension adjustments related to this year’s adoption of SFAS No. 158, as previously discussed.

License fee and joint venture income of approximately $0.8 million and $0.4 million for each of the quarters ended February 29, 2008 and February 28, 2007, respectively, are reflected as reductions of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit costs of $4.9 million and $5.0 million for the quarters ended February 29, 2008 and February 28, 2007, respectively. This decreased pension expense of $0.1 million was the net result of increased pension service and higher interest costs approximating $1.1 million, which were more than offset by a combination of net actuarial gains incurred of $0.3 million and an improvement in the expected return on plan assets of $0.9 million. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Net Interest Expense

Net interest expense was approximately $1.6 million lower in the third quarter of fiscal 2008 than in the corresponding period of fiscal 2007, mainly as a result of rate decreases on our variable-rate balances, which more than offset the impact of higher average borrowings. Our weighted-average net borrowings associated with recent acquisitions, approximating $77.8 million for the quarter, increased interest expense by nearly $1.2 million. However, a decline in interest rates, which averaged 4.9% overall during the quarter, compared with 5.5% in the prior year third quarter, reduced interest expense by approximately $1.5 million. Also, our improved investment income performance provided approximately $1.3 million in additional interest income year-over-year.

Income Before Income Taxes (“IBT”)

Our consolidated IBT for this year’s third quarter improved by $4.2 million, or 37.4%, to $15.6 million from $11.4 million during last year’s third quarter, or 2.2% of net sales versus 1.7% a year ago.

Our industrial segment IBT declined by 1.2%, to $17.7 million from last year’s $17.9 million, primarily as a result of additional legal expenses incurred during the quarter, as previously discussed, and certain higher compensation-related costs incurred during this year’s third quarter, offset partially by the favorable growth in organic sales. Our consumer segment IBT improved by 18.6%, to $19.0 million from $16.0 million last year, as a result of the favorable impact of acquisitions combined with tight spending controls to leverage the growth in organic sales volume, partially offset by higher compensation-related costs, and other initiatives to grow organic sales.

Income Tax Rate

Our effective income tax rate was 22.2% for the three months ended February 29, 2008 compared to an effective income tax rate of 11.6% for the three months ended February 28, 2007.

For the three months ended February 29, 2008 and, to a lesser extent, for the three months ended February 28, 2007, the effective tax rate in both periods differed from the federal statutory rate principally as a result of certain tax credits, by the impact of certain foreign operations on our U.S. taxes, incremental U.S. tax benefits associated with the domestic manufacturing deduction, and the effect of lower tax rates in certain of our foreign jurisdictions. The decreases in the effective tax rate related to these items were partially offset by additional valuation allowances associated with losses incurred by certain of our foreign businesses, valuation allowances related to U.S. federal foreign tax carry forwards, state and local income taxes and other non-deductible business operating expenses. Additionally, for the three months ended February 28, 2007, a decrease in the effective income tax expense rate resulted from a one-time benefit related to the resolution of prior years’ tax liabilities in the amount of $2.1 million.

As of February 29, 2008, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we intend to maintain the tax valuation allowances recorded at February 29, 2008 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. federal foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets recorded in purchase accounting. Any reversal of a tax valuation allowance that was recorded in purchase accounting would be recorded as a reduction to goodwill.

There were no adjustments to our asbestos liability during the three months ended February 29, 2008. Accordingly, the pro forma effective income tax rate for the three months ended February 29, 2008 remains at 22.2%. However, for the quarter ended February 28, 2007, a $15.0 million, asbestos-liability adjustment related to a cash settlement received by our Bondex subsidiary impacted the pro forma annualized effective tax rate computations. Excluding the impact of this asbestos liability adjustment, the effective income tax rate for the prior year’s third quarter would have been adjusted to a pro forma effective income tax rate of 10.2%.

Net Income

Net income of $12.2 million for the three months ended February 29, 2008 compares to $10.1 million for the same period last year. Our net margin on sales of 1.7% for the current quarter compares to the prior year’s 1.5% net margin on sales. The improvement in net margin year-over-year was primarily the result of the combined impact of higher organic unit sales volume, favorable acquisitions and higher selling prices.

Diluted earnings per common share for this year’s third quarter improved by 25.0% to $0.10 from $0.08 a year ago.

Nine Months Ended February 29, 2008

Net Sales

On a consolidated basis, net sales of $2.57 billion for the first nine months of fiscal 2008 grew 10.1%, or $234.8 million, over net sales of $2.33 billion during the same period last year. Twelve small acquisitions, net of the lost revenue related to our Bondo divestiture, accounted for 2.2% of the growth over last year, or $52.0 million. Organic sales improvements accounted for 7.9%, or $182.8 million, of the growth in net sales over the prior year, including pricing initiatives representing 1.4% of the sales growth, or $32.8 million, and the impact of net favorable foreign exchange rates year-over-year, which provided 2.9%, or $67.9 million. Foreign exchange gains resulted from the weak dollar against nearly all major foreign currencies, with the majority of the gain resulting from the stronger euro and the Canadian dollar.

Our industrial segment net sales, which comprised 65.4% of the first nine months’ consolidated net sales, totaled $1.68 billion, growing 12.1% from $1.50 billion during the same period a year ago. This segment’s net sales growth resulted from the combination of eight small acquisitions, which contributed 2.3%, plus organic sales growth, which accounted for 9.8% of the total growth in net sales over last year’s first nine months. Included in the total organic growth in sales was 2.2% from price increases instituted during the current fiscal year and 3.7% from net favorable foreign exchange differences.

Our consumer segment net sales, which comprised 34.6% of the first nine months’ consolidated net sales, increased 6.5% to $887.7 million from $833.6 million during the same period last year. This segment’s net sales growth resulted primarily from organic sales improvements, which provided 4.5% of the net sales growth, including the impact of net favorable foreign exchange, which contributed 1.6%. Four product line acquisitions, net of a divestiture, provided the remaining 2.0% of the growth in net sales over the prior year.

Gross Profit Margin

Our consolidated gross profit improved to 40.6% of net sales in the first nine months of fiscal 2008 from 40.1% for the same period a year ago. While the impact of higher raw material costs weighed on this margin, selling price increases that have been initiated during the past twelve months more than offset these higher costs, for a net favorable impact of approximately 30 bps. The remainder of the improvement resulted from operating leverage related to the organic growth in sales.

Our industrial segment gross profit for the first nine months of fiscal 2008 improved to 41.7% of net sales from 41.3% last year. The improvement results primarily from higher pricing and increased productivity, which more than offset certain continued higher raw material costs during the first nine months, for a net favorable impact of approximately 40 bps.

Our consumer segment gross profit for this first nine months of fiscal 2008 improved 70 bps to 38.5% of net sales from 37.8% last year. This improvement results from a combination of certain key raw materials costs stabilizing over recent months, a more favorable mix of international sales and productivity gains related to the 2.9% organic unit sales growth this year’s first nine months.

SG&A

Our consolidated SG&A in the first nine months of fiscal 2008 increased to 31.6% of net sales compared with 31.3% a year ago. The increase mainly reflects continuing investments in various growth-related initiatives, certain higher legal expenses and employee-compensation expense related to the sales volume improvements, which were partially offset by the combination of the gain on the sale of our Bondo subsidiary during this year’s second fiscal quarter, certain favorable environmental accrual adjustments and reductions in certain benefit-related costs.

Our industrial segment SG&A increased by 50 bps to 31.4% of net sales in the current period from 30.9% a year ago, reflecting principally higher employment-related costs, legal and foreign exchange expense, partially offset by the operating leverage related to our sales growth.

Our consumer segment SG&A as a percentage of net sales for the first nine months of fiscal 2008 increased by 40 bps to 27.9% compared with 27.5% a year ago, reflecting certain higher employment-related costs, investments to improve market share and to introduce new products, and additional expense related to environmental accruals. Partially offsetting these costs was the $1.7 million gain on the sale of our Bondo subsidiary during the current year’s second fiscal quarter.

SG&A expenses reported in our corporate/other category decreased during this year’s first nine months to $35.7 million from $36.2 million during last year’s first nine months. This decrease is mainly the result of foreign exchange gains, certain lower compensation and pension costs, and favorable environmental-related accrual adjustments. Partially offsetting these gains were higher legal costs and additional restricted stock activity under our Omnibus Equity and Incentive Plan, mostly related to accelerated vesting of grants for retirees.

License fee and joint venture income of approximately $1.9 million and $1.5 million for each of the nine month periods ended February 29, 2008 and February 28, 2007, respectively, is reflected as reductions of our consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit costs of $14.6 million and $15.0 million for the nine month periods ended February 29, 2008 and February 28, 2007, respectively. This decreased pension expense of $0.4 million was the net result of increased pension service and interest costs approximating $3.2 million, which were offset by a combination of net actuarial gains incurred of $0.9 million and an improvement in the expected return on plan assets of $2.7 million. We expect that pension expense will fluctuate on a year-to- year basis depending primarily upon the investment performance of plan assets and changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Net Interest Expense

Net interest expense was $1.4 million lower in the first nine months of fiscal 2008 than in the corresponding period of fiscal 2007. Our improved investment income performance year-over-year of approximately $3.7 million more than offset an increase in interest expense year-over-year of $2.3 million. Included in interest expense was the impact of our higher weighted-average net borrowings associated with recent acquisitions, which averaged $115.0 million during this year’s first nine months, and resulted in additional interest expense of approximately $5.2 million. A reduction in year-over-year interest expense of approximately $1.8 million resulted from a combination of favorable fluctuations in our interest rates, which overall averaged 5.3% during this year’s first nine months compared with 5.4% last year, along with net debt repayments during the current year’s first nine months. Finally, during last year’s first fiscal quarter, we prepaid our 6.61% Senior Notes, Series B, due November 15, 2006, and our 7.30% Senior Notes, Series C, due November 15, 2008 (collectively, the “Notes”), which included a nonrecurring $1.1 million make-whole payment.

IBT

Our consolidated IBT for this year’s first nine months improved by $11.0 million, or 5.9%, to $196.7 million from $185.7 million during last year’s first nine months, for a 7.7% margin on net sales versus 8.0% a year ago. This decline in margin on sales results from the prior year $15.0 million pretax, asbestos-related, insurance settlement, offset only slightly by the current year’s $1.7 million pretax gain on the sale of our Bondo subsidiary.

Industrial segment IBT improved by $14.2 million, to $170.3 million from last year’s $156.1 million, as a result of the favorable growth in organic sales, offset partially by higher foreign exchange losses, legal expenses and compensation-related costs. Consumer segment IBT improved by $7.9 million, to $91.8 million from $83.9 million last year, as a net result of the favorable impact of acquisitions and the gain on the sale of Bondo, offset partially by certain higher growth-related investments and compensation-related costs.

Income Tax Rate

The effective income tax rate was 31.2% for the nine months ended February 29, 2008 compared to an effective income tax rate of 33.0% for the nine months ended February 28, 2007.

For the nine months ended February 29, 2008 and, to a lesser extent, for the nine months ended February 28, 2007, the effective tax rate in both periods differed from the federal statutory rate principally as a result of certain tax credits, by the impact of certain foreign operations on our U.S. taxes, incremental U.S. tax benefits associated with the domestic manufacturing deduction, and the effect of lower tax rates in certain of our foreign jurisdictions. The decreases in the effective tax rate were partially offset by valuation allowances associated with losses incurred by certain of our foreign businesses, valuation allowances related to U.S. federal foreign tax credit carry forwards, state and local income taxes and other non-deductible business operating expenses. Additionally, for the nine months ended February 28, 2007, a decrease in the effective income tax expense rate resulted from a one-time benefit related to the resolution of prior years’ tax liabilities in the amount of $2.1 million.

As described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended February 29, 2008, there is uncertainty as to whether we will be able to recognize certain deferred tax assets. Refer to the section of this filing mentioned above for further information.

There were no adjustments to our asbestos liability during the nine months ended February 29, 2008. Accordingly, the pro forma effective income tax rate for this year’s first nine months remains at 31.2%. The effective income tax rate for the nine months ended February 28, 2007 reflects the impact of a $15.0 million asbestos liability adjustment related to the favorable settlement received by our Bondex subsidiary. Excluding the asbestos liability adjustment, the effective income tax rate for the first nine months of last year would have been adjusted to a pro forma effective income tax rate of 32.9%.

Net Income

Net income of $135.3 million for the nine months ended February 29, 2008 compares to $124.3 million for the same period last year, for a net margin on sales of 5.3% for both periods. The net margin on sales held steady from the prior year as a result of operating leverage related to our sales growth, favorable acquisitions during the year and the net impact of higher selling prices offsetting certain increased raw materials costs. Diluted earnings per common share for this year’s first nine months improved by 7.1% to $1.06 from $0.99 during last year’s first nine months.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From:

Operating Activities

Operating activities generated cash flow of $161.8 million during the first nine months of the current fiscal year compared with $133.8 million of cash flow generated during the same nine month period of fiscal 2007, for a net increase of $28.0 million.

Changes in operating working capital balances resulted in a net use of cash in the current period of $18.7 million, versus last year’s net use of cash of $13.6 million, for an additional use of cash of $5.1 million period-over-period. Higher collections on trade accounts receivable in the current period provided an additional $4.2 million in cash over last year’s first nine months, generating $181.2 million of cash during this year versus $177.0 million last year. Conversely, inventories increased from prior year levels in both periods, which required $51.9 million of cash in the current year versus $49.0 million of cash during the same period last year, or $2.9 million more in cash period-over-period. Further, as a result of a change in the timing of certain payments and increased overall activity levels, we used an additional $14.7 million in cash on our accounts payable compared to last year, for total payments of $103.2 million versus $88.5 million last year. All other remaining balance sheet fluctuations related to changes in working capital items had a net favorable impact of $8.3 million on this year’s cash flow versus the same period last year.

Cash provided from operations along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, to expand capacity, and to enhance our administration capabilities. Capital expenditures of $29.8 million on a year-to-date basis compare with depreciation of $46.2 million in the same period. However, capital spending is expected to outpace our depreciation levels for the next several fiscal years as additional capacity is brought on-line to support our continued growth. With this additional plant expansion, we believe there will be adequate production capacity to meet our needs for the next several years at normal growth rates.

We invested $18.1 million for acquisitions during this year’s first nine months, which was offset by the $4.1 million in cash we received from the businesses we acquired, for a net use of cash of $14.0 million. Conversely, the sale of our Bondo subsidiary during the second quarter of the current fiscal year generated net proceeds of $44.8 million.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims.

Financing Activities

On February 20, 2008 we issued and sold $250.0 million of 6.50% Notes due February 15, 2018. The proceeds were used to repay our $100.0 million Senior Unsecured Notes due March 1, 2008, the outstanding principal under our $125.0 million accounts receivable securitization program and $19.0 million in short term borrowings under our revolving credit facility.

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

On May 13, 2008, holders of 2.75% Senior Convertible Notes due 2033 have the right to require us to purchase their notes. We may, at our election, pay either cash or common stock (or any combination thereof, except fractional shares of stock must be paid in cash) for any notes that are redeemed. If the holders required us to repurchase all of the Notes, the total purchase price would be approximately $150 million plus any accrued interest.

We are exposed to market risk associated with interest rates. We do not use financial derivative instruments for trading purposes, nor do we engage in foreign currency, commodity or interest rate speculation. Concurrent with the issuance of our 6.7% Senior Unsecured Notes, RPM United Kingdom G.P. entered into a cross currency swap, which fixed the interest and principal payments in euros for the life of the 6.7% Senior Unsecured Notes and resulted in an effective euro fixed rate borrowing of 5.31%. In addition to hedging the risk associated with our 6.7% Senior Unsecured Notes, our only other hedged risks are associated with certain fixed debt, whereby we have a $200.0 million notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest, based on nine-month LIBOR that matures in fiscal 2010. Because critical terms of the debt and interest rate swap match, the hedge is considered perfectly effective against changes in fair value of debt, and therefore, there is no need to periodically reassess the effectiveness during the term of the hedge.

Our available liquidity, including our cash and short-term investments and amounts available under our credit facilities, stood at $820.2 million at February 29, 2008. Our debt-to-capital ratio was 48.0% at February 29, 2008 compared with 47.6% at May 31, 2007. As previously mentioned, subsequent to the end of our third fiscal quarter, we repaid our $100.0 million Senior Unsecured Notes (“LANCEs”) due March 1, 2008 with the proceeds from the issuance of the $250.0 million 6.50% Notes.

The following table summarizes our financial obligations and their expected maturities at February 29, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total
	Contractual
	Payment	Payments Due In
	Stream	2009	2010-11	2012-13	After 2013
	(In thousands)

Long-term debt obligations	$1,133,319	$101,579	$206,693	$222,403	$602,644
Capital lease obligations	5,575	1,041	1,376	1,291	1,867
Operating lease obligations	117,270	31,271	40,985	18,965	26,049
Other long-term liabilities(1)	498,091	68,645	101,273	111,369	216,804
Interest payments on long-term debt obligations	322,991	49,645	84,173	77,669	111,504
Contributions to pension and postretirment plans(2)	175,100	19,000	17,100	33,700	105,300

Total	$2,252,346	$271,181	$451,600	$465,397	$1,064,168

(1)	Excluded from other long-term liabilities is our liability for unrecognized tax benefits, which totaled $2.8 million at February 29, 2008. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume $10.3 million will be contributed to the U.S. plan in fiscal 2008; all other plans and years assume the required minimum contribution will be contributed.

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

FORWARD — LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) general economic conditions; (b) the price, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas and oil based materials; packaging, including plastic containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) risks related to the adequacy of our contingent liabilities, including for asbestos-related claims; and (j) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2007, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

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

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 29, 2008 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Asbestos Litigation

Certain of our wholly-owned subsidiaries (collectively referred to as the “subsidiaries”) , principally Bondex International, Inc., are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in five states — Illinois, Ohio, Mississippi, Texas and Florida. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by our subsidiaries or others.

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

As of February 29, 2008, our subsidiaries had a total of 11,350 active asbestos cases compared to a total of 10,846 cases as of February 28, 2007. For the quarter ended February 29, 2008, our subsidiaries secured dismissals and/or settlements of 225 cases and made total payments of $18.7 million, which included defense-related payments of $9.4 million. For the comparable period ended February 28, 2007, dismissals and/or settlements covered 736 cases and total payments were $18.2 million, which included defense-related payments of $7.2 million. For the nine months ended February 29, 2008, our subsidiaries secured dismissals and/or settlements of 882 cases and made total payments of $67.6 million, which included defense-related payments of $32.0 million. For the comparable period ended February 28, 2007, dismissals and/or settlements covered 1,292 cases and total payments were $48.4 million, which included defense-related payments of $20.4 million. During the current fiscal year, our subsidiaries have had higher year-over-year defense-related payments as a result of implementing various changes to our management and defense of asbestos claims, including transitioning to a new claims intake and database service provider. To facilitate this transition and other related changes, we have necessarily incurred some duplicate defense-related payments over the prior year period. We estimate that our subsidiaries have spent approximately $12.1 million more on defense than they otherwise would have spent due to these added transitional expenses, which were completed during the quarter ended February 29, 2008. Excluding these added year-to-date transitional payments, our subsidiaries’ ongoing core defense expenditures would be in line with comparable prior-year levels.

Excluding defense-related payments, the average payment made to settle or dismiss a case approximated $41,000 and $15,000 for each of the quarters ended February 29, 2008 and February 28, 2007, respectively; and $40,000 and $22,000 for each of the nine month periods ended February 29, 2008 and February 28, 2007, respectively. The amount and timing of dismissals and settlements can fluctuate significantly from period to period, resulting in volatility in the average cost to resolve a case in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, average settlement or dismissal payments made on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis. For example, the average amount paid to settle or dismiss a case can vary widely depending on a variety of factors, including the mix of malignancy and non-malignancy claimants, and the amount of defense expenditures incurred during the period.

For additional information on our asbestos litigation, including a discussion of our asbestos related loss contingencies, see Note F of the Notes to Consolidated Financial Statements.

EIFS Litigation

As of February 29, 2008, Dryvit was a defendant or co-defendant in various single family residential exterior insulated finish systems (“EIFS”) cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

Dryvit is a defendant in a class action lawsuit filed on November 14, 2000 in Jefferson County, Tennessee styled Bobby R. Posey, et al. v. Dryvit Systems, Inc. (formerly styled William J. Humphrey, et al. v. Dryvit Systems, Inc.) (Case No. 17,715-IV) (“Posey”). A preliminary approval order was entered on April 8, 2002 in the Posey case for a proposed nationwide class action settlement which was subsequently approved after several appeals. The deadline for filing claims in the Posey class action expired on June 5, 2004 and claims have been processed during the pendency of the various appeals. On September 15, 2005, a final, non-appealable order was entered finally approving the nationwide class. As of February 29, 2008, there were approximately 7,198 total claims which had been filed pursuant to the Posey class action settlement. Of these 7,198 claims, approximately 4,410 claims have been rejected or closed for various reasons under the terms of the settlement. Approximately 1,107 of the remaining claims are at various stages of review and processing under the terms of the settlement and it is possible that some of these claims will be rejected or closed without payment. As of February 29, 2008, a total of 1,681 claims have been paid for a total of approximately $13.76 million. Additional payments have and will continue to be made under the terms of the settlement agreement which include inspection costs, third party warranties and class counsel attorneys’ fees.

Third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from our third party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third party insurers. One of our excess insurers filed suit seeking a declaration with respect to its rights and obligations for EIFS related claims under its applicable policies. During the fiscal 2006 third quarter, the court granted Dryvit’s motion to stay or dismiss that federal filing based on a more complete state court complaint filed against that same insurer, another insurer, and the Company’s insurance broker. The coverage case is now proceeding in state court. Discovery in this litigation is ongoing. One insurer appealed the trial court’s order granting Dryvit certain discovery of allegedly privileged claim file documents, and the court of appeals dismissed the appeal on September 12, 2007. That insurer has filed a motion for reconsideration, which has been dismissed. No further appeal of that discovery ruling has been granted. The case, therefore, has been placed back on the trial court’s docket. The court has ordered that dispositive motions and related briefing on certain of the coverage issues be filed by June 2, 2008. A trial date has not yet been scheduled. For a discussion of our existing accruals related to Dryvit EIFS litigation, see Note F to the Consolidated Financial Statements.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about repurchases of common stock we made during the fiscal third quarter of 2008:

Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
Period	Purchased(1)	Paid per Share	Programs	Programs(2)

December 1, 2007 through December 31, 2007	—	—	—	—
January 1, 2008 through January 31, 2008	10,764	$21.04	—	—
February 1, 2008 through February 29, 2008	328	$21.64	—	—

Total-Third Quarter	11,092	$21.06

(1)	The number of shares reported as repurchased are attributable to shares that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.’s 2004 Omnibus Equity Plan.

(2)	Refer to Note K of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)
32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)
32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
President and Chief Executive Officer

By:	/s/ Ernest Thomas
Ernest Thomas
Senior Vice President and Chief Financial Officer

Dated: April 8, 2008