Form 10-K
period 2008-05-31
RPM INTERNATIONAL INC/DE/
filed 2008-07-30
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-14187

RPM INTERNATIONAL INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0642224 (IRS Employer Identification No.)
P.O. Box 777, 2628 Pearl Road, Medina, Ohio (Address of Principal Executive Offices)	44258 (Zip Code)

Registrant’s telephone number, including area code:
(330) 273-5090

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01	New York Stock Exchange
Rights to Purchase Shares of Common Stock	New York Stock Exchange

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Stock as reported on the New York Stock Exchange on November 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $2,288,315,147. For purposes of this information, the 1,660,697 outstanding shares of Common Stock which were owned beneficially as of November 30, 2007 by executive officers and Directors of the Registrant were deemed to be the shares of Common Stock held by affiliates.

As of July 28, 2008, 130,181,558 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2008 Annual Report to Stockholders for the fiscal year ended May 31, 2008 (the “2008 Annual Report to Stockholders”) are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 10, 2008 (the “2008 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2008.

PART I

Item 1.	Business.

THE COMPANY

RPM International Inc., a Delaware corporation, succeeded to the reporting obligations of RPM, Inc., an Ohio corporation, following a 2002 reincorporation transaction. RPM, Inc. was incorporated in 1947 under the name Republic Powdered Metals, Inc., and changed its name to RPM, Inc. in 1971. In connection with the 2002 reincorporation from Ohio to Delaware, we established a new legal structure, which included the formation of two new, wholly owned subsidiaries of RPM International Inc., the RPM Consumer Holding Company and the RPM Industrial Holding Company. These two holding companies, in addition to RPM, Inc., which remained as one of our subsidiaries following the reincorporation, own the various operating companies and other legal entities that make up RPM International Inc.

As used herein, the terms “RPM,” the “Company,” “we,” “our” and “us” refer to RPM International Inc. and all of our subsidiaries, unless the context indicates otherwise. Our principal executive offices are located at 2628 Pearl Road, P.O. Box 777, Medina, Ohio 44258, and our telephone number is (330) 273-5090.

BUSINESS

Our subsidiaries manufacture, market and sell various specialty chemical product lines, including high-quality specialty paints, protective coatings, roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of both the industrial and consumer markets. Our family of products includes those marketed under brand names such as Carboline, DAP, Day-Glo, Dryvit, EUCO, Flecto, Flowcrete, illbruck, Rust-Oleum, Stonhard, Tremco, Watco and Zinsser. As of May 31, 2008, our subsidiaries marketed products in 148 countries and territories and operated manufacturing facilities in approximately 91 locations in the United States, Argentina, Belgium, Canada, China, Colombia, The Czech Republic, France, Germany, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, South Africa, Sweden, the United Arab Emirates and the United Kingdom. Approximately 37% of our sales are generated in international markets through a combination of exports and direct sales in foreign countries. For the fiscal year ended May 31, 2008, we recorded net sales of $3.6 billion.

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

Segment Information

Our business is divided into two reportable segments: the consumer reportable segment (“consumer segment”) and the industrial reportable segment (“industrial segment”). Within each reportable segment, we aggregate three operating segments which comprise individual reporting units and product lines that generally address common markets, utilize similar technologies and are able to share manufacturing or distribution capabilities. The industrial segment (Tremco Group, StonCor Group and RPM II/Industrial), which comprises approximately 65% of our total net sales, includes maintenance and protection products for roofing and waterproofing systems, flooring, corrosion control and other specialty applications. The consumer segment (Rust-Oleum/Zinsser Group, DAP Group and RPM II/Consumer) comprises approximately 35% of our total net sales and includes rust-preventative, special purpose and decorative paints, caulks, sealants, primers and other branded consumer products. See Note J (Segment Information) of the Notes to Consolidated Financial Statements, which appear in the 2008 Annual Report to Stockholders, incorporated herein by reference, for financial information relating to our two reportable segments and financial information by geographic area.

Industrial Segment

Our industrial segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as owners of industrial manufacturing facilities, public institutions and other commercial customers. Our industrial segment generated $2.4 billion in net sales for the fiscal year ended May 31, 2008 and is composed of the following major product lines and brand names:

Tremco Group:

•	sealants and institutional roofing systems used in building protection, maintenance and weatherproofing applications marketed under our Tremco, Republic, Vulkem and Dymeric brand names;

•	basement waterproofing sealants marketed under our Tuff-N-Dri and Watchdog Waterproofing brand names, and specialized roofing maintenance and related services marketed under our Weatherproofing Technologies brand name;

•	concrete and masonry additives and related construction chemicals marketed under our EUCO, Increte and Tamms brand names; and

•	joint sealing tapes, flashing tapes, cartridge sealants and adhesives, strips, foils and accessories marketed under our illbruck, Festix, Perennator and Coco brand names;

StonCor Group:

•	high-performance polymer flooring systems for industrial, institutional and commercial facility floor surfaces marketed under our Stonhard and Flowcrete brand names;

•	industrial and commercial tile systems marketed under our Lock-Tile and Ecoloc brand names;

•	fiberglass reinforced plastic gratings and shapes used for industrial platforms, staircases and walkways marketed under our Fibergrate, Chemgrate, Corgrate and Safe-T-Span brand names; and

•	high-performance, heavy-duty corrosion-control coatings, fireproofing products and containment linings for a wide variety of industrial infrastructure applications marketed under our Carboline, Nullifire, A/D Fire, Nu-Chem and Plasite brand names;

RPM II/Industrial Group:

•	exterior insulating finishing systems, including textured finish coats, sealers and variegated-aggregate finishes marketed under our Dryvit brand name;

•	a variety of products for specialized applications, including powder coatings for exterior and interior applications marketed under our TCI brand name;

•	fluorescent colorants and pigments marketed under our Day-Glo, Radiant and Dane Color brand names;

•	commercial carpet and floor cleaning solutions marketed under our Chemspec brand name;

•	specialty adhesives and sealants marketed under our Compacta and Pactan brand names;

•	fuel additives marketed under our Valvtect brand name;

•	wood treatments marketed under our Kop-Coat and Tru-Core brand names;

•	pleasure marine coatings marketed under our Pettit, Woolsey and Z-Spar brand names; and

•	waterproofing and concrete repair products marketed under our Vandex brand name.

Consumer Segment

Our consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe. Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and to other smaller customers through distributors. Our consumer segment generated $1.3 billion in net sales in the fiscal year ended May 31, 2008 and is composed of the following major product lines and brand names:

Rust-Oleum/Zinsser Group:

•	a broad line of coating products to protect and decorate a wide variety of surfaces for the DIY and professional markets which are sold under several key Rust-Oleum brand names, including Stops Rust, American Accents, Painter’s Touch, Specialty, Professional, Tremclad, Universal, Varathane, Watco, Epoxy Shield, Industrial Choice, Labor Saver, Road Warrior, Sierra Performance, Hard Hat, Mathys, Combi Color, Noxyde and Blackfriar. In addition, Rust-Oleum branded products in Canada are marketed under the Mono brand name;

•	a broad line of specialty products targeted to solve problems for the paint contractor and the DIYer for applications that include surface preparation, mold and mildew prevention, wallpaper removal and application, and waterproofing, under our Zinsser, B-I-N, Bulls Eye 1-2-3, Cover-Stain, DIF, Fast Prime, Sealcoat, Jomax, Gardz, Perma White, Shieldz, Watertite, Okon, Parks, Papertiger and Walworks brand names;

•	metallic and faux finish coatings marketed under our Modern Masters brand name; and

•	an assortment of other products, including hobby paints and cements marketed under our Testors brand name;

DAP Group:

•	a complete line of caulks, sealants and adhesives for home improvement and construction marketed through a wide assortment of DAP branded products, including ’33’, ’1012’, 2000, 4000, 7000, Alex, Alex Fast Dry, Alex Plus, Alex Ultra, Beats The Nail, Blend Stick, Blockade, Butyl-Flex, Caulk-Be-Gone, CrackShot, Custom Patch, DAPtex, DAPtex Plus, DryDex, Dynaflex 230, Dynaflex 3.0, Easy Solutions, Elastopatch, Epoxy Stik, Fast ’N Final, Kwik Foam, Kwik Seal, Kwik Seal 3.0, Kwik Seal Plus, One Stik2, Patch Stick, Painter’s Putty ’53’, Patch-N-Paint, Plastic Wood, Presto Patch, Project Solutions, Quick Plug, Rely-On, Seal ’N Peel, SIDE Winder, Spray ’N Stik, StikARounds, StrongStik, Titanium, Weatherflex, Weldwood and Phenoseal, which is a brand of Gloucester Company Inc., which is a subsidiary of DAP Products Inc.;

RPM II/Consumer Group:

•	wood furniture finishes and touch-up products marketed under our CCI, Mohawk, Chemical Coatings, Behlen and Westfield Coatings brand names;

•	deck and fence restoration products marketed under our Wolman brand name; and

•	shellac-based-specialty coatings for industrial and pharmaceutical uses, edible glazes and food coatings marketed under our Mantrose-Haeuser and Nature Seal brand names.

Foreign Operations

For the fiscal year ended May 31, 2008, our foreign manufacturing operations accounted for approximately 35% of our total net sales, excluding any direct exports from the United States. Our direct exports from the United States were approximately 2% of our total net sales for the fiscal year ended May 31, 2008. In addition, we receive license fees and royalty income from numerous international license agreements, and we also have several joint ventures, which are accounted for under the equity method, operating in various foreign countries. We have manufacturing facilities in Argentina, Belgium, Canada, China, Colombia, The Czech Republic, France, Germany, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, South Africa, Sweden, the United Arab Emirates and the United Kingdom. We also have sales offices or warehouse facilities in Australia, Belgium, The Czech Republic, Canada, Finland, France, Germany, Hong Kong, Italy, Japan, Mexico, Poland, Russia, South Africa, Singapore, Sweden, the United Kingdom and several other countries. Information concerning our foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition, which appears in the 2008 Annual Report to Stockholders, incorporated herein by reference.

Competition

We conduct our business in highly competitive markets, and all of our major products face competition from local, regional and national firms. Our markets, however, are fragmented, and we do not face competition across all of our products from any one competitor in particular. Several of our competitors have access to greater financial resources and larger sales organizations than we do. While third-party figures are not necessarily available with respect to the size of our position in the market for each of our products, we believe that we are a major producer of roofing systems, urethane sealants and waterproofing materials, aluminum coatings, cement-based paints, hobby paints, pleasure-marine coatings, furniture-finishing repair products, industrial-corrosion-control products, consumer rust-preventative coatings, polymer floorings, fluorescent coatings and pigments, exterior-insulating-finish systems, fiberglass-reinforced-plastic gratings, and shellac-based coatings. However, we do not believe that we have a significant share of the total protective coatings market (on a world-wide basis). The following is a summary of the competition that our key products face in the various markets in which we compete:

Paints, Coatings, Adhesives and Sealants Products

The market for paints, coatings, adhesives and sealants has experienced significant consolidation over the past several decades. However, the market remains fragmented, which creates further consolidation opportunities for industry participants. Many leading suppliers tend to focus on coatings, while other companies focus on adhesives and sealants. Barriers to market entry are relatively high for new market entrants due to the lengthy intervals between product development and market acceptance, the importance of brand identity and the difficulty in establishing a reputation as a reliable supplier of these products. Most of the suppliers, including us, who provide these items have a portfolio of products that span across a wide variety of applications.

Consumer Home Improvement Products.  Within the consumer segment, we generally serve the home improvement market with products designed for niche architectural, rust-preventative, decorative, special purpose, caulking and sealing applications. The products we sell for home improvement include, but are not limited to, those sold under our DAP, Phenoseal, Rust-Oleum, Watco and Zinsser brand names. Leading manufacturers of home improvement-related coatings, adhesives and sealants market their products to DIY users and contractors through a wide range of distribution channels, including direct sales to home improvement centers, mass merchandisers, hardware and paint stores, as well as sales through distributors and sales representative organizations. Competitors in this market generally compete for market share by marketing and building upon brand recognition, providing customer service and developing new products based on customer needs.

Industrial Protective Coatings Products.  Anti-corrosion protective coatings must withstand the destructive elements of nature and operating processes under harsh environments and conditions. Some of the larger consumers of high-performance protective and corrosion control coatings are the oil and gas, pulp and paper, petrochemical, shipbuilding and public utility industries. In the public sector, corrosion control coatings are used on structures such as bridges and in water and wastewater treatment plants. These markets are highly fragmented. We and our competitors compete for market share by supplying a wide variety of high-quality products and by offering customized solutions. Our industrial coating products are marketed primarily under our Carboline, Plasite, Nullifire, A/D Fire and TCI brand names.

Roofing Systems Products

In the roofing industry, re-roofing applications have historically accounted for three-quarters of U.S. demand, with the remaining quarter generated by new roofing applications. The largest manufacturers of roofing systems products focus primarily on residential roofing as well as single-ply systems for low-end, commercial and institutional applications, competing mainly on price and, to a lesser degree, on service. In contrast, we compete primarily for the higher-end, multi-ply and modified bitumen applications in the built-up and low-slope roofing industry. This specialty niche within the larger market tends to exhibit fewer commodity-market characteristics, with customers valuing the greater protection and longer life provided by these roofing systems, as well as ongoing maintenance, inspection and technical services. Typical customers demanding higher-performance roofing systems include governmental facilities, universities, schools, hospitals, museums and certain manufacturing facilities. Our roofing systems products are sold primarily under a number of our Tremco brand names.

Construction Chemical Products

Flooring Systems Products.  Polymer flooring systems are used in industrial, commercial and, to a lesser extent, residential applications to provide a smooth, seamless surface that is impervious to penetration by water and other substances while being easy to clean and maintain. These systems are particularly well-suited for clean environments such as pharmaceutical, food and beverage and healthcare facilities. In addition, the fast installation time and long-term durability of these systems and products make them ideal for industrial floor repair and restoration. Polymer flooring systems are based primarily on epoxy resins, although urethane products have experienced significant growth in recent years. Most of these flooring systems are applied during new construction, but there is also a significant repair and renovation market. Key performance attributes in polymer flooring systems that distinguish competitors for these applications include static control, chemical resistance, contamination control, durability and aesthetics. We market our flooring systems primarily under our Stonhard and Flowcrete brand names.

FRP Grating and Structural Composites.  Fiberglass reinforced plastic grating, or FRP, is used primarily in industrial and, to a lesser extent, commercial applications. FRP grating exhibits many specialized features, which make it a beneficial alternative to traditional steel or aluminum grating. These include a high strength-to-weight ratio, high corrosion resistance, electrical and thermal non-conductivity, and molded-in color, which eliminates the need for repainting. FRP grating is used for platforms, walkways, stairs and structures for a variety of applications, including those in the food and beverage, chemical processing, water-wastewater, pulp and paper, and offshore oil and gas industries. Key attributes that differentiate competitors in these markets include product quality, depth of product line, and design-and-fabrication services. Our products for these applications are sold under our Fibergrate, Chemgrate, Corgrate and Safe-T-Span brand names.

Sealants, Concrete and Masonry Products.  Sealants, which are used in a variety of construction applications, primarily for commercial buildings, include urethane and silicone-based products designed for sealing windows, sealing concrete, for waterproofing and fireproofing. In the concrete and masonry additives market, a variety of chemicals can be added to cement, concrete and other masonry to improve the processability, performance, or appearance of these products. Chemical concrete admixtures are typically grouped according to their functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. The key attributes that differentiate competitors for these applications include quality assurance, on-the-job consultation and value-added, highly engineered products. We primarily offer products marketed under our Tremco, Euco, illbruck, Tamms, Republic, Vulkem, Dymeric, Increte, Tuff-N-Dri and Watchdog Waterproofing brand names for this line of business.

Intellectual Property

Our intellectual property portfolios include valuable patents, trade secrets and know-how, domain names, trademarks, trade and brand names. In addition, through our subsidiaries, we continue to conduct significant research and technology development activities. Among our most significant intangibles are our Day-Glo®, Rust-Oleum®, Carboline®, DAP®, illbruck® and Tremco® trademarks.

Day-Glo Color Corp., one of our subsidiaries, is the owner of 40 trademark registrations or applications for the trademark “Day-Glo®” in the United States and numerous other countries for a variety of fluorescent products. There are also many other foreign and domestic registrations or applications for other trademarks of the Day-Glo Color Corp., bringing the total number of registrations or applications to more than 80.

Rust-Oleum Brands Company and some of our other subsidiaries own more than 500 trademark registrations or applications in the United States and numerous other countries for the trademark “Rust-Oleum®” and other trademarks covering a variety of rust-preventative, decorative, general purpose, specialty, industrial and professional coatings sold by Rust-Oleum Corporation and related companies.

Carboline Company, one of our subsidiaries, is the owner of two United States trademark registrations for the trademark “Carboline®.” Carboline Company is also the owner of more than 250 other trademark registrations or applications in the United States and numerous other countries covering the products sold by the Carboline Company.

DAP Brands Company and other subsidiaries of the Company own more than 450 trademark registrations or applications in the United States and numerous other countries for the “DAP®” trademark, the “Putty Knife design” trademark and other trademarks covering products sold under the DAP brand and related brands.

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

Our other principal product trademarks include: Alumanation®, B-I-N®, Bitumastic®, Bulls Eye 1-2-3®, Chemgrate®, Dryvit®, Dymeric®, EUCO®, Flecto®, Fibergrate®, Floquil®, Geoflex®, illbruck®, Mohawk®, Outsulation®, Paraseal®, Permaroof®, Pettittm, Plasite®, Sanitile®, Stonblend®, Stonclad®, Stonhard®, Stonlux®, TCI®, Testors®, Varathane®, Vulkem®, Woolsey®, Zinsser® and Z-Spar®; and, in Europe, Flowcretetm, Nullifire®, Radglo® and Martin Mathystm. Our existing and pending trademark registrations are valid for a variety of different terms of up to 20 years, and may be renewable as long as the trademarks continue to be used and all other local conditions for renewal are met. Our trademark registrations are maintained and renewed on a regular basis as required.

Raw Materials

The sources and availability of the raw materials we use in our business continue to be adequate to meet our current and projected needs. The costs of the raw materials we use are under generally upward pressure due to escalating energy and related feedstock costs, increased levels of global demand, improved levels of supplier pricing discipline and the falling value of the United States dollar.

Seasonal Factors

Our business is dependent, to a significant extent, on external weather factors. We historically experience stronger sales and net income in our first, second and fourth fiscal quarters, which are the three month periods ending August 31, November 30 and May 31, respectively, while we have experienced weaker performance in our third fiscal quarter.

Customers

Ten large consumer segment customers, such as DIY home centers, represented approximately 21%, 20% and 22% of our total net sales for the fiscal years ended May 31, 2008, 2007 and 2006, respectively. Sales to The Home Depot represented 9%, 9% and 10% of our total sales for fiscal 2008, 2007 and 2006, respectively. Except for sales to these customers, our business is not dependent upon any one customer or small group of customers, but is largely dispersed over a substantial number of customers.

Backlog

We historically have not had a significant backlog of orders, and we did not have a significant backlog at the year ended May 31, 2008.

Research and Development

Our research and development work is performed at various laboratory locations throughout the United States. During fiscal years 2008, 2007, and 2006, we spent approximately $40.2, $34.7 million, and $32.3 million, respectively, on research and development activities. In addition to this laboratory work, we view our field technical service as being integral to the success of our research activities. Our research and development activities and our field technical service costs are both included as part of our selling, general and administrative expenses.

Environmental Matters

We are subject to a broad range of laws and regulations dealing with the environment, health and safety in the various locations around the world in which we conduct our business. These laws and regulations include, but are not limited to, the following major areas:

•	the sale, export, generation, storage, handling, use and transportation of hazardous materials;

•	the emission and discharge of hazardous materials into the soil, water and air; and

•	the health and safety of our employees.

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

We have incurred in the past, and will continue to incur in the future, costs to comply with environmental laws. Environmental laws and regulations are complex, change frequently and have tended to become increasingly stringent over time. In addition, the related costs may vary depending on the particular facts and development of new information. As a result, our operating expenses and continuing capital expenditures related to compliance with environmental laws may increase, and more stringent standards also may limit our operating flexibility. A significant increase in these costs and capital expenditures could adversely affect our business, results of operations, financial condition or cash flows. In addition, to the extent hazardous materials exist on or under our real property, the value and future use of that real property may be adversely affected. For information regarding environmental accruals, see Note I (Contingencies and Loss Reserves) of the Notes to our Consolidated Financial Statements, which appear in the 2008 Annual Report to Stockholders, incorporated herein by reference. For more information concerning environmental matters affecting us, see “Item 3 — Legal Proceedings - Environmental Proceedings,” in this Annual Report on Form 10-K.

Employees

As of May 31, 2008, we employed 10,360 persons, of whom 543 were represented by unions under contracts which expire at varying times in the future. We believe that our relations with our employees and their unions are good.

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

We have a significant amount of indebtedness and a large asbestos liability. Our total debt increased from $988.1 million at May 31, 2007 to $1.1 billion at May 31, 2008, as a result of acquisition activities during the year and our issuance of $250.0 million of notes, a portion of which was used to repay short-term obligations. Our asbestos reserve stood at $559.7 million at May 31, 2008. These items compare with $1.1 billion in stockholders’ equity at May 31, 2008. Nevertheless, our level of indebtedness and our asbestos liability together or separately could have important consequences to you. For example, the presence of these items:

•	may require us to dedicate a material portion of our cash flow from operations to make payments on our indebtedness or meet our asbestos obligations, thereby reducing the cash flow available to fund working capital, capital expenditures, acquisitions, dividend payments, stock repurchases or other general corporate requirements;

•	could result in a downgrading of our credit rating, which would increase our borrowing costs, adversely affect our financial results, and make it more difficult for us to raise capital;

•	may restrict our operational flexibility and reduce our ability to conduct certain transactions, since our credit facility contains certain restrictive financial and operating covenants;

•	may limit our flexibility to adjust to changing business and market conditions, which would make us more vulnerable to a downturn in general economic conditions; and

•	may have a material adverse effect on our short-term liquidity if large debt maturities and asbestos-related cash outlays occur in close succession.

Changes to our asbestos liability could impact our results of operations, and ultimately the amount of cash required to settle our current and future obligations.

In the fourth quarter of 2008, we recorded an asbestos liability on our balance sheet to cover the estimated cost of pending claims and unasserted-potential-future-claims, including defense-related costs, through our fiscal year ending May 31, 2028. The amount that we recorded for our asbestos-related liability was based on facts known to us at the time and the input of an independent third-party expert. In light of the uncertainties inherent in making long-term projections, we have determined that a twenty-year period is the most reasonable time period over which reasonably accurate estimates might still be made for projecting asbestos liabilities and defense costs and, accordingly, the liability does not include asbestos liabilities for any period beyond twenty years. The process and methodology used to develop our long-term asbestos liability estimate are set forth in Note I (Contingencies and Loss Reserves) of the Notes to Consolidated Financial Statements, which appear in the 2008 Annual Report to Stockholders. Our actual expenses for asbestos could be significantly higher or lower than those estimated and recorded, if the assumptions that we used or relied upon vary significantly from actual results or if new legislation governing asbestos claims were enacted. We review our assumptions and currently known facts on a periodic basis to determine whether any adjustments are required to our asbestos-related liability. Adjustments, if any, to the estimate of our asbestos-related liability could negatively impact our results of operations for the period or periods in which such adjustments are made and, ultimately, increase the amount of cash necessary to meet our asbestos-related obligations. We do not maintain a sinking fund for our asbestos liability. See Note I  (Contingencies and Loss Reserves) of the Notes to Consolidated Financial Statements, which appear in the 2008 Annual Report to Stockholders for additional information regarding asbestos claims.

Fluctuations in the supply and prices of raw materials may negatively impact our financial results.

We obtain the raw materials needed to manufacture our products from a number of suppliers. Many of our raw materials are petroleum-based derivatives, minerals and metals. Under normal market conditions, these materials are generally available on the open market and from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate, which could impair our ability to procure necessary materials or increase the cost of manufacturing our products. The costs of the raw materials we use are under generally upward pressure due to escalating energy and related feedstock costs, increased levels of global demand, improved levels of supplier pricing discipline and the falling value of the United States dollar. If the prices of raw materials continue to increase and we are unable to pass these increases on to our customers, we could experience reduced gross profit margins.

The markets in which we operate are highly competitive and some of our competitors may be larger and may have greater financial resources than we do.

The markets in which we operate are fragmented, and we do not face competition from any one company across all of our product lines. However, any significant increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced gross profit margins. Increased competition may also impair our ability to grow or to maintain our current levels of revenues and earnings. Companies that compete in our markets include AkzoNobel, Carlisle, Degussa, Ferro, GE Plastics, H.B. Fuller, Masco, PPG, Rohm and Haas, Sika Finanz, Sherwin-Williams and Valspar. Several of these companies are much larger than we are and may have greater financial resources than we do. Increased competition with these companies could prevent the institution of price increases or could require price reductions or increased spending to maintain our market share, any of which could adversely affect our results of operations.

We depend on a number of large customers for a significant portion of our net sales and, therefore, significant declines in the level of purchases by any of these key customers could harm our business.

Some of our operating companies, particularly in the consumer segment, face a substantial amount of customer concentration. Our key customers include Ace Hardware Stores, Rona, Cotter & Company, Do It Best, The Home Depot, Lowe’s Home Centers, Menards, Orgill, W.W. Grainger and Wal-Mart. Sales to our ten largest customers accounted for approximately 21%, 20%, and 22% of our consolidated net sales for the fiscal years ended May 31, 2008, 2007, and 2006, respectively, and 59%, 55%, and 55%, respectively, of the consumer segment’s net sales for those same fiscal years. Sales to The Home Depot accounted for approximately 9%, 9%, and 10% of our consolidated net sales and 26%, 24% and 25% of our consumer segment net sales for the fiscal years ended May 31, 2008, 2007 and 2006, respectively. If we were to lose one or more of our key customers, or experience a delay or cancellation of a significant order, or incur a significant decrease in the level of purchases from any of our key customers, or experience difficulty in collecting amounts due from a key customer, our net revenues could decline and our operating results could be reduced materially.

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

As a participant in the chemical and construction products industries, we face an inherent risk of exposure to legal claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury and/or property damage. For example, one of our subsidiaries, Dryvit Systems, Inc. (“Dryvit”), a manufacturer of coatings for exterior insulating finishing systems, or EIFS, is a defendant or co-defendant in numerous ongoing property damage claims related to the alleged defects of EIFS. Some of the EIFS claims also stem from alleged personal injuries from exposure to mold. Dryvit’s and our insurers, which include First Continental Services Co., one of our wholly owned, captive insurance companies, have in the past paid for a substantial portion of Dryvit’s defense and/or settlement costs in the EIFS-related litigation. Dryvit has sued certain of our third party insurers to cover certain of its EIFS claims. The status of this litigation is such that we have recorded an insurance receivable for amounts contractually due and payable to us under the related insurance policies. If, however, we are unable to secure payments from these insurers in an amount sufficient to cover this insurance receivable, our results of operations may be materially and adversely impacted in the period during which such non-payment occurs. For further information regarding our EIFS litigation, please refer to Note I (Contingencies and Loss Reserves) of the Notes to Consolidated Financial Statements included in the 2008 Annual Report to Stockholders.

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

Our foreign manufacturing operations accounted for approximately 35% of our net sales for the fiscal year ended May 31, 2008, not including exports directly from the United States which accounted for approximately 2% of our net sales for fiscal 2008. Our international operations could be adversely affected by changes in political and economic conditions, inflation rates, trade protection measures, restrictions on foreign investments and repatriation of earnings, changing intellectual property rights, difficulties in staffing and managing foreign operations and changes in regulatory requirements that restrict the sales of our products or increase our costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in material volatility in our costs and earnings and may also adversely affect the carrying values of our assets located outside the United States.

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

Our corporate headquarters and a plant and offices for one subsidiary are located on an 119-acre site, which we own in Medina, Ohio. As of May 31, 2008, our operations occupied a total of approximately 10.4 million square feet, with the majority, approximately 8.6 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 10.4 million square feet occupied, 5.8 million square feet are owned and 4.6 million square feet are occupied under operating leases.

Set forth below is a description, as of May 31, 2008, of our principal manufacturing facilities which we believe are material to our operations:

		Approximate
		Square Feet
	Business/	of	Leased or
Location	Segment	Floor Space	Owned

Pleasant Prairie, Wisconsin	Rust-Oleum (Consumer)	303,200	Owned
Toronto, Ontario, Canada	Tremco (Industrial)	207,160	Owned
Newark, New Jersey	Zinsser (Consumer)	182,418	Owned
Cleveland, Ohio	Euclid Chemical (Industrial)	178,838	Owned
Cleveland, Ohio	Tremco (Industrial)	160,300	Owned
Bodenwoehr, Germany	illbruck (Industrial)	151,171	Owned
Cleveland, Ohio	Day-Glo (Industrial)	147,223	Owned
Baltimore, Maryland	DAP (Consumer)	144,200	Owned
Hagerstown, Maryland	Rust-Oleum (Consumer)	143,000	Owned
Arkel, Netherlands	illbruck (Industrial)	140,067	Owned
Tipp City, Ohio	DAP (Consumer)	140,000	Owned
Lake Charles, Louisiana	Carboline (Industrial)	114,287	Owned
Lesage, West Virginia	Zinsser (Consumer)	112,000	Owned
Somerset, New Jersey	Zinsser (Consumer)	110,000	Owned
Maple Shade, New Jersey	Stonhard (Industrial)	77,500	Owned

We lease certain of our properties under long-term leases. Some of these leases provide for increased rent based on an increase in the cost-of-living index. For information concerning our rental obligations, see Note F (Leases) of the Notes to Consolidated Financial Statements, which appear in the 2008 Annual Report to Stockholders, incorporated herein by reference. Under all of our leases, we are obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.

We believe that our manufacturing plants and office facilities are well maintained and suitable for our operations.

Item 3.	Legal Proceedings.

Asbestos Litigation

Certain of our wholly owned subsidiaries, principally Bondex International, Inc. (collectively referred to as the subsidiaries), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in six states — Ohio, Texas, Florida, Mississippi, Maryland, and Illinois.

These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by our subsidiaries or others.

As of May 31, 2008, our subsidiaries had a total of 11,202 active asbestos cases compared to a total of 10,824 cases as of May 31, 2007. For the fourth quarter ended May 31, 2008, our subsidiaries secured dismissals and/or settlements of 664 cases and made total payments of $15.0 million, which included defense-related payments paid during the current quarter of $7.7 million. For the comparable period ended May 31, 2007, dismissals and/or settlements covered 608 cases and total payments were $18.6 million, which included defense-related payments paid during the quarter of $7.4 million. For the year ended May 31, 2008, our subsidiaries secured dismissals and/or settlements of 1,546 cases and made total payments of $82.6 million, which included defense-related payments paid during the current year of $39.7 million. For the comparable period ended May 31, 2007, dismissals and/or settlements covered 1,900 cases and total payments were $67.0 million, which included defense-related payments paid during the year of $27.7 million. During the current fiscal year, our subsidiaries have had higher year-over-year, defense-related payments as a result of implementing various changes to our management and defense of asbestos claims, including transitioning to a new claims intake and database service provider. To facilitate this transition and other related changes, we have necessarily incurred some duplicate defense-related payments over the prior-year period. We estimate that our subsidiaries have spent approximately $13.0 million more on defense than they otherwise would have spent due to these added transitional expenses, which were completed during the quarter ended February 29, 2008. Excluding these added year-to-date transitional payments, our subsidiaries’ ongoing core defense expenditures would be in line with comparable prior-year levels.

Excluding defense-related payments, the average payment made to settle or dismiss a case approximated $11,000 and $18,000 for each of the quarters ended May 31, 2008 and 2007, respectively; and $28,000 and $21,000 for each of the years ended May 31, 2008 and 2007, respectively. The amount and timing of dismissals and settlements can fluctuate significantly from period to period, resulting in volatility in the average cost to resolve a case in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal payments on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis. For example, the average amount paid to settle or dismiss a case can vary widely depending on a variety of factors, including the mix of malignancy and non-malignancy claimants and the amount of defense expenditures incurred during the period.

For additional information on our asbestos litigation, including a discussion of our asbestos-related loss contingencies, see Note I (Contingencies and Loss Reserves) of the Notes to Consolidated Financial Statements, which appear in the 2008 Annual Report to Stockholders.

EIFS Litigation

As of May 31, 2008, Dryvit, one of our wholly owned subsidiaries, was a defendant or co-defendant in various single family residential exterior insulated finish systems (“EIFS”) cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

Dryvit is a defendant in a class action lawsuit filed on November 14, 2000 in Jefferson County, Tennessee styled Bobby R. Posey, et al. v. Dryvit Systems, Inc. (formerly styled William J. Humphrey, et al. v. Dryvit Systems, Inc.) (Case No. 17,715-IV) (“Posey”). A preliminary approval order was entered on April 8, 2002 in the Posey case for a proposed nationwide class action settlement which was subsequently approved after several appeals. The deadline for filing claims in the Posey class action expired on June 5, 2004 and claims have been processed during the pendency of the various appeals. On September 15, 2005, a final, non-appealable order was entered finally approving the nationwide class. As of June 30, 2008, 7,198 total claims had been filed as of the June 5, 2004 claim filing deadline. Of these 7,198 claims, a total of 4,410 claims have been rejected or closed for various reasons under the terms of the settlement. A total of 1,094 of the remaining claims are at various stages of review and processing under the terms of the settlement and it is possible that some of these claims will be rejected or closed without payment. As of June 30, 2008, a total of 1,694 claims have been paid for a total of approximately $13.8 million.

Additional payments have and will continue to be made under the terms of the settlement agreement, which include inspection costs, third party warranties and class counsel attorneys’ fees.

Third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from our third party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third party insurers. One of our excess insurers filed suit seeking a declaration with respect to its rights and obligations for EIFS related claims under its applicable policies. The court granted Dryvit’s motion to dismiss the federal filing based on a more complete state court complaint filed against this same insurer, another insurer, and our insurance broker. The coverage case is now proceeding in state court. Discovery in this litigation is ongoing. In accordance with a Court order, the parties filed dispositive motions on certain of the coverage issues. Briefing on these motions was completed on June 16, 2008. A trial date has not yet been scheduled. For additional information, see Note I (Contingencies and Loss Reserves) of the Notes to Consolidated Financial Statements, which appear in the 2008 Annual Report to Stockholders.

Environmental Proceedings

As previously reported, several of our subsidiaries are, from time to time, identified as a “potentially responsible party” under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental statutes. In some cases, our subsidiaries are participating in the cost of certain clean-up efforts or other remedial actions. Our share of such costs to date, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on our consolidated financial condition or results of operations. See “Item 1 — Business — Environmental Matters,” in this Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 4A.	Executive Officers of the Registrant*.

The name, age and positions of each of our Executive Officers as of July 30, 2008 are as follows:

Name	Age	Position and Offices Held

Frank C. Sullivan	47	President and Chief Executive Officer
Ronald A. Rice	45	Executive Vice President and Chief Operating Officer
P. Kelly Tompkins	51	Executive Vice President — Administration and Chief Financial Officer
Paul G. Hoogenboom	48	Senior Vice President — Manufacturing and Operations and Chief Information Officer
Stephen J. Knoop	43	Senior Vice President — Corporate Development
Edward W. Moore	51	Vice President, General Counsel and Secretary

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Frank C. Sullivan was elected Chief Executive Officer in 2002 and President in 1999. From 2001 to 2002, Mr. Sullivan served as our Chief Operating Officer. From 1995 to 1999 he served as Executive Vice President, and was Chief Financial Officer from 1993 to 1999. Mr. Sullivan served as a Vice President from 1991 to 1995. Prior thereto, he served as our Director of Corporate Development from 1989 to 1991. Mr. Sullivan served as Regional Sales Manager from 1987 to 1989 of AGR Company, an Ohio General Partnership formerly owned by us. Prior thereto, Mr. Sullivan was employed by First Union National Bank from 1985 to 1987 and Harris Bank from 1983 to 1985. Mr. Sullivan is the son of Thomas C. Sullivan, Chairman of our Board of Directors.

Ronald A. Rice was elected Executive Vice President and Chief Operating Officer in 2006. He served as Senior Vice President — Administration from 2002 to 2006. From 2001 to 2002, he served as Vice President — Administration. From 1999 to 2001, Mr. Rice served as our Vice President — Risk Management and Benefits. From 1997 to 1999, he served as Director of Risk Management and Employee Benefits, and from 1995 to 1997 he served as Director of Benefits. From 1985 to 1995, Mr. Rice served in various capacities with the Wyatt Company, most recently he served as an Account Manager from 1992 to 1995.

P. Kelly Tompkins was elected Executive Vice President — Administration and Chief Financial Officer in 2008. Prior to that time, he served as Executive Vice President and Chief Administrative Officer from 2006 to 2008. He served as our Senior Vice President from 2002 to 2006, served as General Counsel and Secretary from 1998 to 2006, and served as Vice President from 1998 to 2002. From 1996 to 1998, Mr. Tompkins served as Assistant General Counsel. From 1987 to 1995, Mr. Tompkins was employed by Reliance Electric Company in various positions including Senior Corporate Counsel, Director of Corporate Development and Director of Investor Relations. From 1985 to 1987, Mr. Tompkins was employed as a litigation attorney by Exxon Corporation.

Paul G. Hoogenboom was elected Senior Vice President — Manufacturing and Operations and Chief Information Officer in 2006. Prior to that time, he served as Vice President — Operations, to which he was elected in 2000, and as Chief Information Officer, to which he was elected in 2002. Mr. Hoogenboom served as Vice President and General Manager of our e-commerce subsidiary, RPM-e/c, Inc., in 1999. From 1998 to 1999, Mr. Hoogenboom was a Director of Cap Gemini, a computer systems and technology consulting firm. During 1997, Mr. Hoogenboom was employed as a strategic marketing consultant for Xylan Corporation, a network switch manufacturer. From 1994 to 1997, Mr. Hoogenboom was Director of Corporate I.T. and Communications for A.W. Chesterton Company, a manufacturer of fluid sealing systems.

Stephen J. Knoop was elected Senior Vice President — Corporate Development in 2006. From 1999 until 2006, Mr. Knoop served as Vice President — Corporate Development. From 1996 to 1999, Mr. Knoop served as our Director of Corporate Development. From 1990 to 1996, Mr. Knoop was an attorney at Calfee, Halter & Griswold LLP, specializing in the federal securities law compliance and merger and acquisitions practice areas.

Edward W. Moore was elected Vice President, General Counsel and Secretary in January 2007. From 1982 to 1989, Mr. Moore was an associate attorney, and from 1990 to 2006, a partner at Calfee, Halter & Griswold LLP. While at Calfee, Mr. Moore served in various capacities, including as a member of the Executive Committee, Chair of the Associates Committee, and most recently, Co-Chair of the Securities and Capital Markets Group.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth at page 63 of the 2008 Annual Report to Stockholders under the heading “Quarterly Stock Price and Dividend Information” is incorporated herein by reference.

The following table presents information about repurchases of RPM International Inc. Common Stock made by us during the fourth quarter of fiscal 2008:

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased as	that May Yet be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased(1)	per Share	Programs	Programs(2)

March 1, 2008 through March 31, 2008	—	—	—	—
April 1, 2008 through April 30, 2008	396	$22.98	—	—
May 1, 2008 through May 31, 2008	5,002	$23.39	—	—

TOTAL	5,398	$23.36	—	—

(1)	The number of shares reported as repurchased are attributable to shares that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.’s 2004 Omnibus Equity and Incentive Plan.

(2)	On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit its repurchases only to amounts required to offset dilution created by stock issued in connection with its equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time-to-time in the open market or in private transactions at various times and in amounts and for prices that management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time.

Item 6.	Selected Financial Data.

The following table sets forth our selected consolidated financial data for each of the five years during the period ended May 31, 2008. The data was derived from our annual Consolidated Financial Statements which have been audited by Ernst & Young LLP, our independent accountants for the fiscal years ended May 31, 2008, 2007 and 2006, and by Ciulla, Smith & Dale, LLP, our independent accountants for the fiscal years ended May 31, 2005 and 2004.

	Fiscal Years Ended May 31,
	2008(1)	2007(1)	2006(1)	2005(1)	2004
	(Amounts in thousands, except per share and percentage data)

Net sales	$3,643,791	$3,338,764	$3,008,338	$2,555,735	$2,307,553
Income (loss) before income taxes	39,054	307,535	(122,475)	163,728	217,616
Net income (loss)	47,709	208,289	(76,205)	105,032	141,886
Return on sales %	1.3%	6.2%	(2.5)%	4.1%	6.1%
Basic earnings (loss) per share	$0.40	$1.76	$(0.65)	$0.90	$1.23
Diluted earnings (loss) per share	0.39	1.64	(0.65)	0.86	1.16
Stockholders’ equity	1,136,556	1,086,870	925,941	1,037,739	970,402
Stockholders’ equity per share	9.46	9.20	7.93	8.88	8.38
Return on stockholders’ equity %	4.3%	20.7%	(7.8)%	10.5%	15.4%
Average shares outstanding	120,151	118,179	116,837	116,899	115,777
Cash dividends paid	$90,638	$82,106	$74,427	$68,933	$63,651
Cash dividends per share	0.745	0.685	0.630	0.590	0.550
Retained earnings	427,788	475,676	349,493	500,125	464,026
Working capital	937,614	705,509	655,718	693,656	516,542
Total assets	3,763,567	3,333,149	2,996,064	2,647,475	2,345,202
Long-term debt	1,066,687	886,416	870,415	837,948	718,929
Depreciation and amortization	85,366	81,607	74,299	65,992	63,277
Cash from operating activities	234,714	202,305	185,489	157,352	154,035

Note:	Acquisitions made by us during the periods presented may impact comparability from year to year (See Note A (Summary of Significant Accounting Policies) to the Consolidated Financial Statements). Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(1)	Reflects the impact of the asbestos-related insurance settlement of $15.0 million ($9.7 million after-tax) in 2007, and asbestos charges of $288.1 million ($185.1 million after-tax) in 2008; $380.0 million ($244.3 million after-tax) in fiscal 2006; and $78.0 million ($49.5 million after-tax) in fiscal 2005 (see Note I (Contingencies and Loss Reserves) to the Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is set forth at pages 22 through 33 of the 2008 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth at pages 32 through 33 of the 2008 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is set forth at pages 34 through 62 and 65 of the 2008 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 31, 2008 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of Ernst & Young LLP, our independent registered public accounting firm, are set forth at pages 64 and 66, respectively, of the 2008 Annual Report to Stockholders, which reports are incorporated herein by reference.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item as to our Directors appearing under the caption “Election of Directors” in our 2008 Proxy Statement is incorporated herein by reference. Information required by this item as to our Executive Officers is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 2008 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. Information required by Items 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is set forth in the 2008 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

The Charters of the Audit Committee, Compensation Committee and Governance and Nominating Committee and the Corporate Governance Guidelines and Code of Business Conduct and Ethics are available on our website at www.rpminc.com and in print to any stockholder who requests a copy. Requests for copies should be directed to Manager of Investor Relations, RPM International Inc., P.O. Box 777, Medina, Ohio 44258. We intend to disclose any amendments to the Code of Business Conduct and Ethics, and any waiver of the Code of Business Conduct and Ethics granted to any of our Directors or Executive Officers on our website.

Item 11.	Executive Compensation.

The information required by this item is set forth in the 2008 Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2008 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2008 Proxy Statement under the headings “Related Person Transactions” and “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth in the 2008 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Related Fee Arrangements,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this 2008 Annual Report on Form 10-K:

1. Financial Statements.  The following consolidated financial statements of RPM and the report of our independent registered public accounting firm thereon, included in our 2008 Annual Report to Stockholders on pages 34 through 62 and 65, are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets —
May 31, 2008 and 2007

Consolidated Statements of Income —
fiscal years ended May 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity —
fiscal years ended May 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows —
fiscal years ended May 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements (including Unaudited Quarterly
Financial Information)

2. Financial Statement Schedules.  The following consolidated financial statement schedule of RPM and the report of our independent registered public accounting firm thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements included in our 2008 Annual Report to Stockholders:

Schedule	Page or Exhibit No.

Schedule II — Valuation and Qualifying Accounts and Reserves	S-1
Consent of Independent Registered Public Accounting Firm	Exhibit 23.1

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

Date: July 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title

/s/ Frank C. Sullivan Frank C. Sullivan	President and Chief Executive Officer and a Director (Principal Executive Officer)

/s/ P. Kelly Tompkins P. Kelly Tompkins	Executive Vice President — Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Thomas C. Sullivan Thomas C. Sullivan	Chairman and a Director

/s/ John P. Abizaid John P. Abizaid	Director

/s/ Bruce A. Carbonari Bruce A. Carbonari	Director

/s/ David A. Daberko David A. Daberko	Director

/s/ James A. Karman James A. Karman	Director

/s/ Donald K. Miller Donald K. Miller	Director

/s/ Frederick R. Nance Frederick R. Nance	Director

/s/ William A. Papenbrock William A. Papenbrock	Director

/s/ Charles A. Ratner Charles A. Ratner	Director

Signature and Title

/s/ William B. Summers, Jr. William B. Summers, Jr.	Director

/s/ Dr. Jerry Sue Thornton Dr. Jerry Sue Thornton	Director

/s/ Joseph P. Viviano Joseph P. Viviano	Director

Date: July 30, 2008

RPM INTERNATIONAL INC.

Exhibit Index

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Company, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-101501), as filed with the Commission on November 27, 2002.
3.2		Amended and Restated By-Laws of the Company, which are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 (File No. 001-14187).
4.1		Specimen Certificate of Common Stock, par value $0.01 per share, of the Company, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-101501), as filed with the Commission on November 27, 2002.
4.2		Rights Agreement by and between the Company (as successor to RPM, Inc.) and Harris Trust and Savings Bank dated as of April 28, 1999, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on May 11, 1999 (File No. 001-14187).
4	.2.1	Amendment to Rights Agreement dated as of December 18, 2000 by and among the Company (as successor to RPM, Inc.), Computershare Investor Services (formerly Harris Trust and Savings Bank) and National City Bank, which is incorporated herein by reference to Exhibit 4.4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 001-14187).
4	.2.2	Second Amendment to Rights Agreement, dated as of October 15, 2002, among RPM, Inc., National City Bank (as successor rights agent to Computershare Investor Services, formerly Harris Trust and Savings Bank) and the Company, which is incorporated herein by reference to Exhibit 4.4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-101501), as filed with the Commission on November 27, 2002.
4.3		Indenture, dated as of May 13, 2003 between the Company, as issuer, and The Bank of New York, as trustee, with respect to the Senior Convertible Notes Due 2033, which is incorporated herein by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003 (File No. 001-14187).
4	.3.1	Specimen Note Certificate for Senior Convertible Notes Due 2033, which is incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003 (File No. 001-14187).
4.4		Indenture, dated as of December 9, 2003 between the Company, as issuer, and The Bank of New York, as trustee, with respect to the 6.25% Senior Notes Due 2013, which is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (File No. 333-114259), as filed with the Commission on April 7, 2004.
4	.4.1	Specimen Note Certificate of 6.25% Senior Notes Due 2013, which is incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).
4.5		Indenture, dated as of September 30, 2004 between the Company, as issuer, and The Bank of New York, as trustee, with respect to the 4.45% Senior Notes Due 2009, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 30, 2004 (File No. 001-14187).
4	.5.1	Form of 4.45% Senior Notes Due 2009, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 30, 2004 (File No. 001-14187).
4.6		Indenture, dated as of October 24, 2005, among RPM United Kingdom G.P., by its general partners, RPM Canada and RPM Canada Investment Company, the Company, as guarantor, and The Bank of New York Trust Company, N.A., as trustee, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 25, 2005 (File No. 001-14187).
4	.6.1	Form of 6.70% Senior Note Due 2015, which is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 25, 2005 (File No. 001-14187).

Exhibit No.		Description

4	.6.2	Form of Guarantee, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 25, 2005 (File No. 001-14187).
4.7		Indenture, dated as of February 14, 2008, between the Company, as issuer, and The Bank of New York Trust Company, as trustee, with respect to the 6.5% Senior Notes Due 2018, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, as filed with the Commission on February 14, 2008 (File No. 333-149232).
4	.7.1	Form of 6.50% Senior Note Due 2018, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 20, 2008 (File No. 001-14187).
10.1		Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and National City Bank, as Administrative Agent, dated as of December 29, 2006, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 4, 2007 (File No. 001-14187).
10.2		Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated June 6, 2002, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002 (File No. 001-14187).
10	.2.1	Amendment No. 2 to Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated January 28, 2003, which is incorporated herein by reference to Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).
10	.2.2	Amendment No. 3 to Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated April 30, 2004, which is incorporated herein by reference to Exhibit 10.17.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).
10	.2.3	Amendment No. 4 to Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated March 8, 2005, which is incorporated herein by reference to Exhibit 10.15.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (File No. 001-14187).
10	.2.4	Omnibus Amendment No. 1 to the Receivables Sale Agreement and the Receivables Purchase Agreement, by and among RPM, Inc., the Company, certain subsidiaries of the Company, RPM Funding Corporation and Bank One, dated as of October 15, 2002, which is incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).
10.3		Amended and Restated Receivables Purchase Agreement, among RPM Funding Corporation, RPM International Inc., as Servicer, Wachovia Bank, National Association, as Administrative Agent and Co-Agent, and The Bank of Tokyo — Mitsubishi UFJ, Ltd., New York Branch as Co-Agent, dated as of May 10, 2006, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (File No. 001-14187).
10	.3.1	Amended and Restated Performance Undertaking executed by RPM International Inc., in favor of RPM Funding Corporation, dated May 10, 2006, which is incorporated herein by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (File No. 001-14187).
10	.3.2	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, among RPM Funding Corporation, RPM International Inc., as Servicer, Wachovia Bank, National Association, as Administrative Agent and Co-Agent, and The Bank of Tokyo — Mitsubishi UFJ, Ltd., New York Branch as Co-Agent, entered into July 18, 2006 effective as of May 31, 2006, which is incorporated herein by reference to Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (File No. 001-14187).
*10	.4	Succession and Post-Retirement Consulting Letter Agreement, dated April 12, 2002, by and between RPM, Inc. and Thomas C. Sullivan, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 (File No. 001-14187).

Exhibit No.		Description

*10	.4.1	Letter of Amendment to Employment Agreement and Consulting Letter Agreement, dated as of October 14, 2002, by and between RPM, Inc., the Company and Thomas C. Sullivan, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).
*10	.4.2	Extension to Post-Retirement Consulting Agreement, which is incorporated herein by reference to Exhibit 10.1.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 29, 2005 (File No. 001-14187).
*10	.4.3	Extension to Post-Retirement Consulting Agreement, by and between the Company and Thomas C. Sullivan, dated as of June 1, 2007, which is incorporated herein by reference to Exhibit 10.6.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 (File No. 001-14187).
*10	.5	Amended and Restated Employment Agreement, entered into August 16, 2006, effective as of June 1, 2006, by and between the Company and Frank C. Sullivan, President and Chief Executive Officer, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 22, 2006 (File No. 001-14187).
*10	.6	Form of Amended and Restated Employment Agreement, entered into August 16, 2006, effective as of June 1, 2006, by and between the Company and each of P. Kelly Tompkins, Senior Vice President, General Counsel and Secretary; Ronald A. Rice, Senior Vice President — Administration and Assistant Secretary; Paul G. Hoogenboom, Vice President — Operations and Chief Information Officer; and Robert L. Matejka — Vice President, Chief Financial Officer and Controller, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 22, 2006 (File No. 001-14187).
*10	.6.1	Form of Amended and Restated Employment Agreement, dated as of October 5, 2006, by and between the Company and each of Ronald A. Rice, Executive Vice President, Chief Operating Officer and Assistant Secretary; P. Kelly Tompkins, Executive Vice President, Chief Administrative Officer and Secretary; and Paul G. Hoogenboom, Senior Vice President — Manufacturing and Operations and Chief Information Officer, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 12, 2006 (File No. 001-14187).
*10	.7	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers, which is incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).
*10	.8	RPM International Inc. 1989 Stock Option Plan, as amended, and form of Stock Option Agreements to be used in connection therewith, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 001-14187).
*10	.8.1	Amendment No. 3 to RPM International Inc. 1989 Stock Option Plan, as amended, which is incorporated herein by reference to Exhibit 4.5.1 to the Company’s Registration Statement on Form S-8 (File No. 033-32794), as filed with the Commission on November 27, 2002.
*10	.9	RPM International Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-60104), as filed with the Commission on November 27, 2002.
*10	.9.1	Amendment No. 1 to RPM International Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998 (File No. 001-14187).
*10	.9.2	Amendment to RPM International Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.3.1 to the Company’s Registration Statement on Form S-8 as filed with the Commission on May 3, 2001 (File No. 001-14187).
*10	.9.3	Amendment No. 3 to RPM International Inc. 1996 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.5.3 to the Company’s Registration Statement on Form S-8, as filed with the Commission on November 27, 2002 (File No. 333-60104).

Exhibit No.		Description

*10	.9.4	Form of Stock Option Agreement to be used in connection with the RPM International Inc. 1996 Stock Option Plan, as amended, which is incorporated herein by reference to Exhibit 10.6.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).
*10	.10	RPM International Inc. Benefit Restoration Plan, which is incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 001-14187).
*10	.10.1	Amendment No. 1 to the RPM International Inc. Benefit Restoration Plan, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 001-14187).
*10	.10.2	Amendment No. 2 to RPM International Inc. Benefit Restoration Plan, which is incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).
*10	.11	RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 (File No. 001-14187).
*10	.11.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 (File No. 001-14187).
*10	.11.2	Amendment No. 1 to RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 4.5.1 to the Company’s Registration Statement on Form S-8 (File No. 333-101512), as filed with the Commission on November 27, 2002.
*10	.11.3	Amendment No. 2 to the RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 10.13.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 (File No. 001-14187).
*10	.11.4	Amendment No. 3 to RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 10.10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).
*10	.11.5	Amendment No. 4 to the RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 10.13.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 (File No. 001-14187).
*10	.11.6	Amendment No. 5 to the RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 10.13.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 (File No. 001-14187).
*10	.11.7	Amendment No. 6 to the RPM International Inc. Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 10.13.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 (File No. 001-14187).
*10	.12	RPM International Inc. Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (File No. 001-14187).
*10	.12.1	Amendment No. 1 to RPM International Inc. Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).
*10	.12.2	Amendment No. 2 to RPM International Inc. Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 001-14187).
*10	.13	RPM, Inc. 1997 Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith, which is incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).
*10	.13.1	First Amendment to the RPM, Inc. 1997 Restricted Stock Plan, effective as of October 1, 1998, which is incorporated herein by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 (File No. 001-14187).

Exhibit No.		Description

*10	.13.2	Second Amendment to the RPM, Inc. 1997 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.10.2 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 (File No. 001-14187).
*10	.13.3	Third Amendment to the RPM, Inc. 1997 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.12.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 001-14187).
*10	.13.4	Fourth Amendment to the RPM International Inc. 1997 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 001-14187).
*10	.13.5	Fifth Amendment to the RPM International Inc. 1997 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.12.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).
*10	.13.6	Sixth Amendment to the RPM International Inc. 1997 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.15.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 (File No. 001-14187).
*10	.14	RPM International Inc. 2002 Performance Accelerated Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 001-14187).
*10	.14.1	Amendment No. 1 to the RPM International Inc. 2002 Performance Accelerated Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 001-14187).
*10	.14.2	Amendment No. 2 to the RPM International Inc. 2002 Performance Accelerated Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (File No. 001-14187).
*10	.14.3	Amendment No. 3 to the RPM International Inc. 2002 Performance Accelerated Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.16.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 (File No. 001-14187).
*10	.15	RPM International Inc. 2003 Restricted Stock Plan for Directors, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 (File No. 001-14187).
*10	.15.1	Amendment No. 1 to the RPM International Inc. 2003 Restricted Stock Plan for Directors, which is incorporated herein by reference to Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 (File No. 001-14187).
*10	.16	RPM International Inc. 2004 Omnibus Equity and Incentive Plan, which is incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-120067), as filed with the Commission on October 29, 2004.
*10	.16.1	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement, which is incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (File No. 001-14187).
*10	.16.2	Form of Stock Appreciation Rights Agreement, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005 (File No. 001-14187).
*10	.16.3	Form of Performance-Contingent Restricted Stock (PCRS) and Escrow Agreement. (x)
*10	.16.4	Amendment No. 1 to the RPM International Inc. 2004 Omnibus Equity and Incentive Plan, which is incorporated herein by reference to Exhibit 10.18.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 (File No. 001-14187).
*10	.17	RPM International Inc. 2007 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 12, 2006 (File No. 001-14187).

Exhibit No.		Description

*10	.18	RPM International Inc. Amended and Restated Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 (File No. 001-14187).
10.19		Share Purchase Agreement between illbruck GmbH, Sabina Illbruck, Michael Illbruck and Tremco Germany GmbH, RPOW UK Ltd., RPM International Inc. dated as of July 25, 2005, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005 (File No. 001-14187).
*10	.20	Consultancy Agreement between RPM International Inc. and Robert L. Matejka, effective January 16, 2008, which is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 18, 2008 (File No. 001-14187).
13.1		Portions of RPM International Inc.’s 2008 Annual Report to Stockholders.(x)
21.1		Subsidiaries of the Company.(x)
23.1		Consent of Independent Registered Public Accounting Firm.(x)
23.2		Consent of Crawford & Winiarski.(x)
31.1		Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)
31.2		Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)
32.1		Section 1350 Certification of the Company’s Chief Executive Officer. (xx)
32.2		Section 1350 Certification of the Company’s Chief Financial Officer. (xx)

(x)	Filed herewith.

(xx)	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

Schedule II

RPM INTERNATIONAL INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

			Additions	Acquisitions
			Charged to	(Disposals)
	Balance at	Additions	Selling,	of Businesses			Insurance				Balance at
	Beginning	Charged to	General and	and			Carrier				End
	of Period	Cost of Sales	Administrative	Reclassifications			Funding	Deductions			of Period
	(In thousands)

Year Ended May 31, 2008
Allowance for doubtful accounts	$19,167	$	$5,134	$			$		$(253	)(1)	$24,554

Accrued product liability reserves	$55,063	$	$15,032		$163		$		$13,758	(2)	$56,500

Accrued loss reserves — Current	$18,115	$	$3,438		$(4,625	)(3)	$		$1,447	(2)	$15,481

Asbestos-related liabilities — Current	$53,000	$	$		$94,623	(3)	$		$82,623	(2)	$65,000

Accrued warranty and product liability reserves — Noncurrent	$10,319	$	$820		$5,451	(3)	$		$2,617	(2)	$13,973

Asbestos-related liabilities — Noncurrent	$301,268	$	$288,100		$(94,623	)(3)	$	$			$494,745

Year Ended May 31, 2007
Allowance for doubtful accounts	$20,252	$	$4,178	$			$		$5,263	(1)	$19,167

Accrued product liability reserves	$53,764	$	$23,833	$			$		$22,534	(2)	$55,063

Accrued loss reserves — Current	$12,914	$	$9,098	$			$		$3,897	(2)	$18,115

Asbestos-related liabilities — Current	$58,925	$	$		$61,092	(3)	$		$67,017	(2)	$53,000

Accrued warranty and product liability reserves — Noncurrent	$14,758	$	$3,638	$			$		$8,077	(2)	$10,319

Asbestos-related liabilities —
Noncurrent	$362,360	$	$		$(61,092	)(3)	$	$			$301,268

Year Ended May 31, 2006
Allowance for doubtful accounts	$18,565	$	$3,786		$960		$		$3,059	(1)	$20,252

Accrued product liability reserves	$57,414	$	$18,624		$790		$5,000		$28,064	(2)	$53,764

Accrued loss reserves — Current	$8,038	$	$6,171		$370		$		$1,665	(2)	$12,914

Asbestos-related liabilities — Current	$55,000	$	$59,000		$4,812	(3)	$		$59,887	(2)	$58,925

Accrued warranty and product liability reserves — Noncurrent	$8,044	$	$8,412		$700		$		$2,398	(2)	$14,758

Asbestos-related liabilities — Noncurrent	$46,172	$	$321,000		$(4,812	)(3)	$	$			$362,360

(1)	Uncollectible accounts written off, net of recoveries

(2)	Primarily claims paid during the year

(3)	Transfers between current and noncurrent

S-1