Form 10-Q
period 2008-08-31
RPM INTERNATIONAL INC/DE/
filed 2008-10-10
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008,
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 1-14187

RPM International Inc.
(Exact name of Registrant as specified in its charter)

DELAWARE	02-0642224
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. BOX 777;	44258
2628 PEARL ROAD;	(Zip Code)
MEDINA, OHIO
(Address of principal executive offices)

(330) 273-5090
(Registrant’s telephone number including area code)

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

As of October 8, 2008
128,718,863 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2008	May 31, 2008
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current Assets
Cash and short-term investments	$201,368	$231,251
Trade accounts receivable (less allowances of $22,626 and $24,554, respectively)	735,700	817,241
Inventories	509,314	476,149
Deferred income taxes	37,620	37,644
Prepaid expenses and other current assets	207,441	221,690

Total current assets	1,691,443	1,783,975

Property, Plant and Equipment, at Cost	1,045,614	1,054,719
Allowance for depreciation and amortization	(562,461)	(556,998)

Property, plant and equipment, net	483,153	497,721

Other Assets
Goodwill	890,211	908,358
Other intangible assets, net of amortization	370,256	384,370
Other	183,102	189,143

Total other assets	1,443,569	1,481,871

Total Assets	$3,618,165	$3,763,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$338,064	$411,448
Current portion of long-term debt	7,041	6,934
Accrued compensation and benefits	96,151	151,493
Accrued loss reserves	72,002	71,981
Asbestos-related liabilities	65,000	65,000
Other accrued liabilities	134,846	139,505

Total current liabilities	713,104	846,361

Long-Term Liabilities
Long-term debt, less current maturities	965,423	1,066,687
Asbestos-related liabilities	478,709	494,745
Other long-term liabilities	174,545	192,412
Deferred income taxes	24,472	26,806

Total long-term liabilities	1,643,149	1,780,650

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01 authorized 300,000 shares; issued and outstanding 129,101 as of August 2008; issued and outstanding 122,189 as of May 2008	1,291	1,222
Paid-in capital	772,841	612,441
Treasury stock, at cost	(29,691)	(6,057)
Accumulated other comprehensive income	44,916	101,162
Retained earnings	472,555	427,788

Total stockholders’ equity	1,261,912	1,136,556

Total Liabilities and Stockholders’ Equity	$3,618,165	$3,763,567

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	August 31, 2008	August 31, 2007
	(Unaudited)
	(In thousands, except per share amounts)

Net Sales	$985,465	$930,339
Cost of Sales	581,876	546,437

Gross Profit	403,589	383,902
Selling, General and Administrative Expenses	292,690	271,035
Interest Expense, Net	10,586	12,718

Income Before Income Taxes	100,313	100,149
Provision for Income Taxes	30,796	31,881

Net Income	$69,517	$68,268

Average Number of Shares of Common Stock Outstanding:
Basic	124,935	119,677

Diluted	130,188	130,026

Basic Earnings per Share of Common Stock	$0.56	$0.57

Diluted Earnings per Share of Common Stock	$0.54	$0.53

Cash Dividends Declared per Share of Common Stock	$0.190	$0.175

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended August 31,
	2008	2007
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities:
Net income	$69,517	$68,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,385	15,449
Amortization	5,824	5,429
Deferred income taxes	(2,108)	10,188
Earnings of unconsolidated affiliates	(436)	(455)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	83,267	69,032
(Increase) in inventory	(31,922)	(33,038)
(Increase) in prepaid expenses and other current and long-term assets	(1,259)	(9,157)
(Decrease) in accounts payable	(74,736)	(70,141)
(Decrease) in accrued compensation and benefits	(55,342)	(42,364)
Increase (decrease) in accrued loss reserves	21	(4,919)
Increase (decrease) in other accrued liabilities	(14,483)	16,450
Payments made for asbestos-related claims	(16,036)	(22,823)
Other	8,978	(4,950)

Cash From Operating Activities	(12,330)	(3,031)

Cash Flows From Investing Activities:
Capital expenditures	(12,199)	(5,514)
Acquisition of businesses, net of cash acquired	(1,849)	(3,387)
Purchase of marketable securities	(29,924)	(26,129)
Proceeds from sales of marketable securities	29,110	25,667
Other	7,910	374

Cash (Used For) Investing Activities	(6,952)	(8,989)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	49,373	34,695
Reductions of long-term and short-term debt	(813)	(830)
Cash dividends	(24,751)	(21,170)
Repurchase of stock	(24,585)	(3,474)
Exercise of stock options, including tax benefit	1,086	2,419

Cash From Financing Activities	310	11,640

Effect of Exchange Rate Changes on Cash and Short-Term Investments	(10,911)	1,207

Net Change in Cash and Short-Term Investments	(29,883)	827
Cash and Short-Term Investments at Beginning of Period	231,251	159,016

Cash and Short-Term Investments at End of Period	$201,368	$159,843

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008
(Unaudited)

NOTE A —	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the U.S. for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three month periods ended August 31, 2008 and 2007. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2008.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for our fiscal year ending May 31, 2010. Under SFAS No. 141(R), upon initially obtaining control of another entity or business, an acquirer will recognize 100% of the fair values of assets acquired, including goodwill, and liabilities assumed, with limited exceptions, even if the acquirer has not acquired 100% of the target. Also, under SFAS No. 141(R), transaction costs will no longer be considered part of the fair value of an acquisition, and will be expensed as incurred. We are currently evaluating the impact that the adoption of this statement will have on our financial statements.

SFAS No. 160 improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way. Additionally, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for our fiscal year ending May 31, 2010. We are currently evaluating the impact that the adoption of this statement will have on our financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for our third fiscal quarter ending February 28, 2009. As the provisions of SFAS No. 161 relate only to enhanced disclosures, this standard will have no impact on our financial position, results of operations or cash flows.

NOTE C —	ACCOUNTING STANDARDS ADOPTED

Effective June 1, 2008, we adopted Statement of Financial Accounting Standard No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value based on the inputs used to measure fair value and expands the disclosures of fair value measurements. In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” we will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities until June 1, 2009, which is not expected to have a material impact on our financial statements. Our adoption of the portion of SFAS No. 157 relating to our financial assets and liabilities did not have a material impact on our financial statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 157 valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect management’s market assumptions. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value, as follows:

Level 1 Inputs — Quoted prices for identical instruments in active markets.

Level 2 Inputs — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs — Instruments with primarily unobservable value drivers.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	August 31, 2008
	(In thousands)

Marketable securities	$94,751	$—	$—	$94,751
Derivatives, net (liability)	—	(18,279)	—	(18,279)

Total	$94,751	$(18,279)	$—	$76,472

NOTE D —	INVENTORIES

Inventories were composed of the following major classes:

	August 31, 2008	May 31, 2008
	(In thousands)

Raw material and supplies	$164,384	$151,400
Finished goods	344,930	324,749

Total Inventory	$509,314	$476,149

NOTE E —	COMPREHENSIVE INCOME

The following table illustrates the components of total comprehensive income for each of the three month periods ended August 31, 2008 and 2007:

	Three Months Ended
	August 31,
	2008	2007
	(In thousands)

Net income	$69,517	$68,268
Other Comprehensive Income:
Foreign currency translation adjustments	(48,406)	3,668
Pension and other postretirement benefit liability adjustments, net of tax	1,924	(2,308)
Unrealized gain (loss) on securities, net of tax	(10,964)	(1,142)
Derivatives income, net of tax	1,200	1,672

Total Comprehensive Income	$13,271	$70,158

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F —	CONTINGENCIES AND OTHER ACCRUED LOSSES

Asbestos-related Contingencies

Certain of our wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as our subsidiaries), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in six states — Ohio, Texas, Florida, Mississippi, Maryland and Illinois. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by our subsidiaries or others.

As of August 31, 2008, our subsidiaries had a total of 11,399 active asbestos cases compared to a total of 10,957 cases as of August 31, 2007. For the quarter ended August 31, 2008, our subsidiaries secured dismissals and/or settlements of 201 cases and made total payments of $16.0 million, which included defense-related payments of $6.7 million. For the comparable period ended August 31, 2007, dismissals and/or settlements covered 365 cases and total payments were $22.8 million, which included defense-related payments of $8.8 million. During the prior fiscal year, our subsidiaries incurred higher year-over-year, defense-related payments as a result of implementing various changes to our management and defense of asbestos claims, including a transition to a new claims intake and database service provider. To facilitate that transition and other related changes, we incurred duplicate defense-related payments approximating $3.0 million during last year’s first fiscal quarter. The transition was completed during the quarter ended February 29, 2008.

Excluding defense-related payments, the average payment made to settle or dismiss a case approximated $46,000 and $38,000 for each of the quarters ended August 31, 2008 and 2007, respectively. The amount and timing of dismissals and settlements can fluctuate significantly from period to period, resulting in volatility in the average cost to resolve a case in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal payments made on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis. For example, the amount paid to settle or dismiss a case can vary widely depending on a variety of factors, including the mix of malignancy and non-malignancy claimants, and the amount of defense expenditures incurred during the period.

Estimating the future cost of asbestos-related contingent liabilities was and continues to be subject to many uncertainties that may change over time, including (i) the ultimate number of claims filed; (ii) the amounts required to resolve both currently known and future unknown claims; (iii) the amount of insurance, if any, available to cover such claims, including the outcome of coverage litigation against our subsidiaries’ third-party insurers; (iv) future earnings and cash flow of our subsidiaries; (v) the impact of bankruptcies of other companies whose share of liability may be imposed on our subsidiaries under certain state liability laws; (vi) the unpredictable aspects of the litigation process including a changing trial docket and the jurisdictions in which trials are scheduled; (vii) the outcome of any such trials including judgments or jury verdicts, as a result of our more aggressive defense posture, which includes taking selective cases to verdict; (viii) the lack of specific information in many cases concerning exposure to products for which one of our subsidiaries is responsible and the claimants’ diseases; (ix) potential changes in applicable federal and/or state law; and (x) the potential impact of various proposed structured settlement transactions or subsidiary bankruptcies by other companies, some of which are the subject of federal appellate court review, the outcome of which could materially affect any future asbestos-related liability estimates.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mesothelioma claims; (e) historical ratio of mesothelioma-related-indemnity payments to non-mesothelioma indemnity payments; and (f) historical defense costs and their relationship with total indemnity payments.

During fiscal 2006, we recorded a liability for asbestos claims in the amount of $380.0 million, while paying out $59.9 million for dismissals and/or settlements, which resulted in our accrued liability balance moving from $101.2 million at May 31, 2005 to $421.3 million at May 31, 2006. This increase was based largely upon C&W’s analysis of our total estimated liability for unasserted-potential-future-asbestos-related claims through May 31, 2016. This amount was also calculated on a pre-tax basis and was not discounted for the time value of money. In light of the uncertainties inherent in making long-term projections, we determined at that time that a ten-year period was the most reasonable time period over which reasonably accurate estimates might still be made for projecting asbestos liabilities and defense costs and, accordingly, our accrual did not include asbestos liabilities for any period beyond ten years.

During the fiscal year ended May 31, 2008, we reviewed and evaluated our ten-year asbestos liability established as of May 31, 2006. As part of that review and evaluation process, the credibility of epidemiological studies of our mesothelioma claims, first introduced to management by C&W some two-and-one-half years ago, was validated. At the core of our evaluation process, and the basis of C&W’s actuarial work on behalf of Bondex, is the Nicholson Study. The Nicholson Study is the most widely recognized reference in bankruptcy trust valuations, global settlement negotiations and the Congressional Budget Offices’ work done on the proposed FAIR Act in 2006. Based on our ongoing comparison of the Nicholson Study projections and Bondex’s specific actual experience, which continues to bear an extremely close correlation to the study’s projections, we decided to extend our asbestos liability projection out to twenty years. C&W assisted us in calculating an estimate of our liability for unasserted-potential-future-asbestos-related claims out to that twenty-year period.

C&W has projected that the cost of extending the asbestos liability to twenty years, coupled with an updated evaluation of our current known claims to reflect our most recent actual experience, would be $288.1 million. Therefore, we added $288.1 million to our existing asbestos liability, which brought our total asbestos-related balance sheet liabilities at May 31, 2008 to $559.7 million. Of that total, $65.0 million was estimated to be the short-term liability due in fiscal 2009, with the remaining $494.7 million balance reflected as a long-term liability. The material components of the accruals are: (i) the gross number of open malignancy claims (principally mesothelioma claims) as these claims have the most significant impact on our asbestos settlement costs; (ii) historical and current settlement costs and dismissal rates by various categories; (iii) analysis of the jurisdiction and governing laws of the states in which these claims are pending; (iv) outside defense counsel’s opinions and recommendations with respect to the merits of such claims; and (v) analysis of projected liabilities for unasserted potential future claims.

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

Subject to the foregoing variables, and based on currently available data, we believe that our current asbestos liability is sufficient to cover asbestos-related expenses for our known pending and unasserted-potential-future-asbestos-related claims through 2028. However, given the uncertainties associated with projecting matters into the future and numerous other factors outside of our control, we believe that it is reasonably possible we may incur additional material asbestos liabilities in periods before 2028. Due to the uncertainty inherent in the process undertaken to estimate our losses, we are unable at the present time to estimate an additional range of loss in excess

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of our existing accruals. While it is reasonably possible that such excess liabilities could be material to operating results in any given quarter or year, we do not believe that it is reasonably possible that such excess liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

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

The parties have substantially completed all fact and expert discovery relating to the liability phase of the case. The parties have filed dispositive motions (including motions for summary judgment) and related briefs. While we had anticipated a ruling on these motions before the end of fiscal 2008, the court has not yet rendered its decision. It remains difficult to predict when the motions will be ruled upon or when a trial date will be scheduled.

During the second fiscal quarter ended November 30, 2006, Bondex reached a settlement of $15.0 million, the terms of which are confidential by agreement of the parties, with one of the defendant insurers. The settling defendant has been dismissed from the case. Our subsidiaries are aggressively pursuing their claims against the remaining insurers based on the terms of their respective policies.

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

The following table illustrates the movement of current and long-term asbestos-related liabilities through August 31, 2008:

Asbestos Liability Movement
(Current and Long-Term)

	Balance at	Additions to		Balance at
	Beginning of	Asbestos		End of
	Period	Charge	Deductions*	Period
		(In thousands)

Quarter Ended August 31, 2008	$559,745		$16,036	$543,709
Year Ended May 31, 2008	354,268	$288,100	82,623	559,745
Year Ended May 31, 2007	421,285		67,017	354,268

*	Deductions include payments for defense-related costs and amounts paid to settle claims.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Contingencies

We provide, through our wholly-owned insurance subsidiaries, certain insurance coverage, primarily product liability, to our other subsidiaries. Excess coverage is provided by third-party insurers. Our reserves provide for these potential losses as well as other uninsured claims. As of August 31, 2008, the current portion of these reserves amounted to $57.6 million as compared with $56.5 million at May 31, 2008, while the total long-term reserves of $7.9 million at August 31, 2008 compare with $8.5 million at May 31, 2008. Product warranty expense is recorded within selling, general and administrative expense. We also offer a warranty program for our roofing systems and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience.

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

We account for our pension plans and postretirement benefit plans in accordance with the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three month periods ended August 31, 2008 and 2007:

	U.S. Plans		Non-U.S. Plans
	Quarter Ended		Quarter Ended
	August 31,		August 31,
Pension Benefits	2008	2007	2008	2007
	(In thousands)

Service cost	$3,706	$3,560	$760	$867
Interest cost	2,928	2,574	1,915	1,634
Expected return on plan assets	(3,229)	(3,330)	(1,847)	(1,679)
Amortization of:
Prior service cost	85	60	1	6
Net actuarial losses recognized	559	354	311	381

Net Periodic Benefit Cost	$4,049	$3,218	$1,140	$1,209

	U.S. Plans		Non-U.S. Plans
	Quarter Ended		Quarter Ended
	August 31,		August 31,
Postretirement Benefits	2008	2007	2008	2007
	(In thousands)

Service cost	$—	$—	$98	$123
Interest cost	108	130	189	168
Prior service cost	(7)	(7)
Net actuarial (gains) losses recognized	(24)			22

Net Periodic Benefit Cost	$77	$123	$287	$313

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We previously disclosed in our financial statements for the fiscal year ended May 31, 2008 that we expected to contribute approximately $10.3 million to the Retirement Plans in the U.S. and approximately $7.5 million to plans outside the U.S. during the current fiscal year. As of August 31, 2008, we do not anticipate any changes to these expected contribution levels.

We have determined that our postretirement medical plan provides prescription drug benefits that will qualify for the federal subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. For all groups of retirees, we have assumed that the subsidy will continue indefinitely.

As previously disclosed, we adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” beginning with our fiscal year ended May 31, 2008, and transitioned from a measurement date of February 28 to May 31. As such, we consider the pension and postretirement expenses reflected in the table above to be estimates until such time that our actuarial analyses may be finalized, which will occur during our second fiscal quarter ending November 30, 2008.

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

	Quarter Ended August 31,
	2008	2007
	(In thousands, except per share amounts)

Shares Outstanding
Weighted-average common shares outstanding	124,935	119,677
Net issuable common share equivalents	1,921	2,316
Additional shares issuable assuming conversion of convertible securities	3,332	8,033

Total shares for diluted earnings per share	130,188	130,026

Net Income
Net income, basic	$69,517	$68,268
Add: Income effect of convertible securities	280	771

Net income, diluted	$69,797	$69,039

Earnings Per Share
Basic Earnings Per Share of Common Stock	$0.56	$0.57

Diluted Earnings Per Share of Common Stock	$0.54	$0.53

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I —	INCOME TAXES

Income Tax Rate

The effective income tax rate was 30.7% for the three months ended August 31, 2008 compared to an effective income tax rate of 31.8% for the three months ended August 31, 2007.

For the three months ended August 31, 2008 and, to a lesser extent for the three months ended August 31, 2007, the effective tax rate differed from the federal statutory rate due to decreases in the taxes as a result of the impact of certain foreign operations on our U.S. taxes and the effect of lower tax rates in certain of our foreign jurisdictions. The decreases in the effective tax rate were partially offset by provisions for valuation allowances associated with losses incurred by certain of our foreign businesses, state and local income taxes and other non-deductible business operating expenses.

As of August 31, 2008, we had unrecognized tax benefits of approximately $3.2 million, of which approximately $2.4 million would impact the effective tax rate, if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At August 31, 2008, the accrual for interest and penalties totaled approximately $1.3 million.

We file income tax returns in the U.S. and various state, local and foreign jurisdictions. As of August 31, 2008, we are subject to U.S. federal income tax examinations for the fiscal years 2005 through 2008. In addition, with limited exceptions, we are subject to various state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2002 through 2008. We do not anticipate any significant changes to the total unrecognized tax benefits within the next 12 months.

NOTE J —	SEGMENT INFORMATION

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives. We manage our portfolio by organizing our businesses and product lines into two reportable segments: the industrial reportable segment and the consumer reportable segment. Within each reportable segment, we aggregate three operating segments that consist of individual groups of companies and product lines, which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our six operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief executive officer in determining how to allocate the assets of the company and evaluate performance. These six operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses.

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. This reportable segment comprises three separate operating segments — our Tremco Group, StonCor Group, and RPM II/Industrial Group. Products and services within this reportable segment include construction chemicals, roofing systems, weatherproofing and other sealants, flooring and specialty chemicals.

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe. Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and to other smaller customers through distributors. This reportable segment comprises three operating segments — our DAP Group, Rust-Oleum/Zinsser Group, and RPM II/Consumer Group. Products within this reportable segment include specialty, hobby and

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

professional paints; caulks; adhesives; silicone sealants; wood stains and specialty confectionary coatings and films.

In addition to our two reportable segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either reportable segment. Assets related to the corporate/other category consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other assets and expenses reconcile reportable segment data to total consolidated income before income taxes and identifiable assets. Our comparative three month results for the periods ended August 31, 2008 and 2007, and identifiable assets as of August 31, 2008 and May 31, 2008 are presented in segment detail in the following table.

	Three Months Ended
	August 31,
	2008	2007
	(In thousands)

Net Sales
Industrial Segment	$697,582	$608,600
Consumer Segment	287,883	321,739

Consolidated	$985,465	$930,339

Gross Profit
Industrial Segment	$291,775	$255,544
Consumer Segment	111,814	128,358

Consolidated	$403,589	$383,902

Income (Loss) Before Income Taxes
Industrial Segment	$91,512	$79,652
Consumer Segment	33,265	42,851
Corporate/Other	(24,464)	(22,354)

Consolidated	$100,313	$100,149

Identifiable Assets	August 31, 2008	May 31, 2008

Industrial Segment	$2,085,378	$2,130,532
Consumer Segment	1,266,941	1,342,572
Corporate/Other	265,846	290,463

Consolidated	$3,618,165	$3,763,567

NOTE K —	STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any time. As of August 31, 2008, we repurchased approximately 1.2 million shares of our common stock at a cost of approximately $24.4 million.

NOTE L —	CONVERTIBLE NOTES

As previously reported, during the current fiscal quarter, our Senior Convertible Notes (the “Convertible Notes”) due May 13, 2033 became eligible for conversion based upon the price of RPM International Inc. stock. Subsequent to this event, on June 13, 2008, we called for the redemption of all of our outstanding Convertible Notes on the effective date of July 14, 2008 (the “Redemption Date”). Prior to the Redemption Date, virtually all of the holders had already converted their Convertible Notes into 8,030,455 shares of RPM International Inc. common stock, or 27.0517 shares of common stock for each $1,000 Face Value Convertible Note they held. Any fractional shares from the conversion were paid in cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements include the accounts of RPM International Inc. and its majority-owned subsidiaries. Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate these estimates, including those related to our asbestos liability; allowances for doubtful accounts; inventories; allowances for recoverable taxes; useful lives of property, plant and equipment; goodwill and other intangible assets; environmental and other contingent liabilities; income tax valuation allowances; pension plans; and the fair value of financial instruments. We base our estimates on historical experience, our most recent facts, and other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of our assets and liabilities. Actual results, which are shaped by actual market conditions, including legal settlements, may differ materially from our estimates.

We have identified below the accounting policies and estimates that are the most critical to our financial statements.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

Our reporting currency is the U.S. dollar. However, the functional currency for each of our foreign subsidiaries is its local currency. We translate the amounts included in our Consolidated Statements of Income from our foreign subsidiaries into U.S. dollars at weighted-average exchange rates, which we believe are representative of the actual exchange rates on the dates of the transactions. Our foreign subsidiaries’ assets and liabilities are translated into U.S. dollars from local currency at the actual exchange rates as of the end of each reporting date, and we record the resulting foreign exchange translation adjustments in our Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). If the U.S. dollar continues to weaken, we will continue to reflect the resulting gains as a component of accumulated other comprehensive income. Conversely, if the U.S. dollar were to strengthen, foreign exchange translation losses could result, which would negatively impact accumulated other comprehensive income. Translation adjustments will be included in net earnings in the event of a sale or liquidation of any of our underlying foreign investments, or in the event that we distribute the accumulated earnings of consolidated foreign subsidiaries. If we determined that the functional currency of any of our foreign subsidiaries should be the U.S. dollar, our financial statements would be affected. Should this occur, we would adjust our reporting to appropriately account for any such changes.

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

Goodwill

We apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which addresses the initial recognition and measurement of goodwill and intangible assets acquired in a business combination. We also apply the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise, using a fair-value approach at the reporting unit level. Our reporting units have been identified at the component level, or one level below our operating segments. We have elected to perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, during our fourth fiscal quarter. Calculating the fair market values of reporting units requires our significant use of estimates and assumptions. We estimate the fair values of our reporting units by applying a combination of third-party market value indicators and discounted future cash flows to the respective reporting unit’s annual projected earnings before interest, taxes, depreciation and amortization. In applying this methodology, we rely on a number of factors, including future business plans, actual and forecasted operating results, and market data. In the event that our calculations indicate that goodwill is impaired, a fair value estimate of each tangible and intangible asset would be established. This process would require the estimation of the discounted cash flows expected to be generated by each asset in addition to independent asset appraisals, as appropriate, and, if impaired, these balances would be written down to fair value. Our cash flow estimates are based on our historical experience and our internal business plans, and appropriate discount rates are applied. Losses, if any, resulting from goodwill impairment tests would be reflected in pre-tax income in our income statement. We have not incurred any such impairment losses to date.

Other Long-Lived Assets

We assess identifiable, non-goodwill intangibles and other long-lived assets for impairment whenever events or changes in facts and circumstances indicate the possibility that the carrying values of these assets may not be recoverable over their estimated remaining useful lives. Factors considered important in our assessment, which might trigger an impairment evaluation, include the following:

•	significant under-performance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets;

•	significant changes in the strategy for our overall business; and

•	significant negative industry or economic trends.

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter. Measuring a potential impairment of non-goodwill intangibles and other long-lived assets requires the use of various estimates and assumptions, including the determination of which cash flows are directly related to the assets being evaluated, the respective useful lives over which those cash flows will occur and potential residual values, if any. If we determine that the carrying values of these assets may not be recoverable based upon the existence of one or more of the above-described indicators or other factors, any impairment amounts would be measured based on the projected net cash flows expected from these assets, including any net cash flows related to eventual disposition activities. The determination of any impairment losses would be based on the best information available, including internal estimates of discounted cash flows, quoted market prices, when available, and independent appraisals, as appropriate, to determine fair values. Cash flow estimates would be based on our historical experience and our internal business plans, with appropriate discount rates applied. We have not incurred any such impairment losses to date.

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

Contingencies

We are party to claims and lawsuits arising in the normal course of business, including the various asbestos-related suits discussed in Note F to our Consolidated Financial Statements. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and reasonably estimable. Our provisions are based on historical experience and legal advice, are reviewed quarterly and are adjusted according to developments. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments about potential actions by third parties, such as regulators, courts, and state and federal legislatures. Changes in the amounts of our loss provisions, which can be material, affect our Consolidated Statements of Income. Due to the inherent uncertainties in the process undertaken to estimate potential losses, we are unable to estimate an additional range of loss in excess of our accruals. While it is reasonably possible that such excess liabilities, if they were to occur, could be material to operating results in any given quarter or year of their recognition, we do not believe that it is reasonably possible that such excess liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

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

Additionally, our operations are subject to various federal, state, local and foreign tax laws and regulations which govern, among other things, taxes on worldwide income. The calculation of our income tax expense is based on the best information available and involves our significant judgment. The actual income tax liability for each jurisdiction in any year can be, in some instances, determined ultimately several years after the financial statements have been published.

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

Allowance for Doubtful Accounts Receivable

An allowance for anticipated uncollectible trade receivable amounts is established using a combination of specifically identified accounts to be reserved and a reserve covering trends in collectibility. These estimates are based on an analysis of trends in collectibility, past experience and individual account balances identified as doubtful based on specific facts and conditions. Receivable losses are charged against the allowance when we confirm uncollectibility. Actual collections of trade receivables could differ from our estimates due to changes in future economic or industry conditions or specific customer’s financial conditions.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) basis and market being determined on the basis of replacement cost or net realizable value. Inventory costs include raw materials, labor and manufacturing overhead. We review the net realizable value of our inventory in detail on an on-going basis, with consideration given to various factors, which include our estimated reserves for excess, obsolete, slow moving or distressed inventories. If actual market conditions differ from our projections, and our estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, our inventory reserves have approximated actual experience.

REPORTABLE SEGMENT INFORMATION

Our business is divided into two reportable segments: the industrial reportable segment and the consumer reportable segment. Within each reportable segment, we aggregate three operating segments that consist of individual groups of companies and product lines, which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our six operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief executive officer in determining how to allocate the assets of the company and evaluate performance. These six operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on gross profit, and, to a lesser extent, income (loss) before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”) as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations.

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. This reportable segment comprises three separate operating segments — our Tremco Group, StonCor Group, and RPM II/Industrial Group. Products and services within this reportable segment include construction chemicals, roofing systems, weatherproofing and other sealants, flooring and specialty chemicals.

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America. Consumer segment products are sold throughout North America directly to mass merchants, home improvement centers, hardware stores, paint stores, craft shops and to other smaller customers through distributors. This reportable segment comprises three operating segments — our DAP Group, Rust-Oleum/Zinsser Group, and RPM II/Consumer Group. Products within this reportable segment include specialty, hobby and professional paints; caulks; adhesives; silicone sealants; wood stains and specialty confectionary coatings and films.

In addition to our two reportable segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either reportable segment. Assets related to the corporate/other category consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other assets and expenses reconcile reportable segment data to total consolidated income before income taxes, interest expense and earnings before interest and taxes.

The following table reflects the results of our reportable segments consistent with our management philosophy, and represents the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of product lines.

	Quarter Ended August 31,
	2008	2007
	(In thousands)

Net Sales
Industrial Segment	$697,582	$608,600
Consumer Segment	287,883	321,739

Consolidated	$985,465	$930,339

Gross Profit
Industrial Segment	$291,775	$255,544
Consumer Segment	111,814	128,358

Consolidated	$403,589	$383,902

Income (Loss) Before Income Taxes(a)
Industrial Segment
Income Before Income Taxes(a)	$91,512	$79,652
Interest (Expense), Net	(59)	(742)

EBIT(b)	$91,571	$80,394

Consumer Segment
Income Before Income Taxes(a)	$33,265	$42,851
Interest (Expense), Net	(1,342)	(856)

EBIT(b)	$34,607	$43,707

Corporate/Other
(Expense) Before Income Taxes(a)	$(24,464)	$(22,354)
Interest (Expense), Net	(9,185)	(11,120)

EBIT(b)	$(15,279)	$(11,234)

Consolidated
Income (Loss) Before Income Taxes(a)	$100,313	$100,149
Interest (Expense), Net	(10,586)	(12,718)

EBIT(b)	$110,899	$112,867

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles (“GAAP”) in the U.S., to EBIT.

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

RESULTS OF OPERATIONS

Three Months Ended August 31, 2008

Net Sales

On a consolidated basis, net sales of $985.5 million for the first quarter ended August 31, 2008 grew 5.9%, or $55.2 million, over net sales of $930.3 million during the same period last year. Organic sales improvements accounted for 2.2%, or $20.3 million, of the growth in net sales over the prior year, including pricing initiatives representing 2.2% of the sales growth, or $20.2 million, volume- related declines approximating $2.3% or $21.1 million, and the impact of net favorable foreign exchange rates year-over-year, which provided 2.3%, or $21.2 million. Foreign exchange gains resulted from the weak dollar against nearly all major foreign currencies, with the majority of the gain resulting from the stronger euro and the Canadian dollar. Nine small acquisitions, net of the lost revenue related to the divestiture of our Bondo subsidiary during last year’s second fiscal quarter, accounted for the remaining 3.7% of the growth over last year, or $34.9 million.

Industrial segment net sales, which comprised 70.8% of the current quarter’s consolidated net sales, totaled $697.6 million, growing 14.6% from last year’s $608.6 million. This segment’s net sales growth resulted from the combination of seven small acquisitions, which contributed 8.8%, plus organic sales growth, which accounted for 5.8% of the increase, including 2.4% from pricing and 3.0% from net favorable foreign exchange differences. The pure unit organic sales improvements in the industrial segment resulted primarily from growth in polymer flooring and protective coatings, with much of this growth resulting from ongoing industrial and commercial maintenance and improvement activities in Latin America, South Africa and the Middle East, in addition to slower, but continued growth in global roofing products and services. Our industrial segment continues to grow organic sales, despite the impact of the weak economic environment on certain sectors of our domestic construction markets, by continuing to secure new business through strong brand offerings, new product innovations and international expansion.

Consumer segment net sales, which comprised 29.2% of the current quarter’s consolidated net sales, decreased by 10.5% to $287.9 million from $321.7 million during last year’s first quarter. Contributing to this segment’s net sales decline was the impact of the divestiture of our Bondo subsidiary during last year’s second fiscal quarter, which was only partially offset by recent acquisitions, for a net negative impact of 5.7%. Additionally, our consumer segment organic sales declined by 4.8%, which includes the impact of net favorable foreign exchange rates for approximately 0.9%, and pricing, which provided 1.8%. The organic sales volume decline reflects the continued weakness in the economy, including sluggish sales for retailers, as well as distributors impacted by the domestic housing recession. Our consumer segment continues to increase market penetration at major retail accounts with various new product launches, some of which occurred early in this year’s first quarter, while also refocusing efforts on our various repair and maintenance products.

Gross Profit Margin

Our consolidated gross profit declined to 41.0% of net sales this quarter from 41.3% of net sales for the same period a year ago, reflecting in part our overall net decline in sales volume, but primarily the impact of increased raw material costs, which were only partially offset by our recent price increases. Raw material costs reflect the impact of year-over-year increases in oil prices and energy costs, which have continued to put upward pressure on many of our raw material, packaging and transportation costs. Many of our key raw materials costs were higher than they were during the same period a year ago, such as plasticizers, epoxies, various solvents and resins. The impact of these higher raw material costs, net of price increases, weighed on our gross profit margin by approximately 0.85% percent of net sales, or 85 basis points (“bps”), but were offset partially by productivity gains and spending controls.

Our industrial segment gross profit for the first quarter of fiscal 2009 declined by 20 bps, to 41.8% of net sales from last year’s first quarter result of 42.0% of net sales. Higher selling prices were offset by certain continued higher raw material costs during the quarter, for a net impact of 40 bps. Productivity gains partially related to the 0.4% organic unit sales growth and spending controls favorably impacted this segment’s gross margin the current period.

Our consumer segment gross profit for the quarter declined to 38.8% of net sales from 39.9% of net sales last year, or approximately 110 bps, mainly as a result of the approximate 190 bps impact of higher raw material costs, net of recent price increases, combined with this segment’s organic sales volume decline over last year’s first quarter net sales. Partially offsetting the impact of these items was a favorable mix of sales compared with the prior year period.

Selling, General and Administrative Expenses (“SG&A”)

Our consolidated SG&A increased to 29.7% of net sales for the current quarter compared with 29.1% a year ago. The 60 bps increase in this margin primarily reflects the impact of the overall unit volume decline in net sales, combined with unfavorable foreign exchange adjustments and favorable prior-year loss contingency reserve adjustments, which did not recur this year.

Our industrial segment SG&A decreased slightly to 28.7% of net sales for the current quarter from 28.8% last year, reflecting favorable foreign exchange transactions and lower year-over-year legal costs. Offsetting those favorable items was the impact of higher employment-related costs, including increased compensation and benefit-related accruals on higher sales volumes.

Our consumer segment SG&A as a percentage of net sales for the current quarter increased by 50 bps to 26.8% compared with 26.3% a year ago, reflecting the unit volume decline in net sales in this segments, in addition to unfavorable foreign exchange adjustments, and higher year over year employment-related benefit costs.

SG&A expenses in our corporate/other category increased during the current quarter to $15.3 million from $11.2 million during the corresponding period last year. This increase essentially reflects higher spending in certain compensation-related expenses, net unfavorable foreign currency adjustments and unfavorable loss contingency reserve adjustments, offset partially by tighter spending controls and lower legal expenses versus last year’s first quarter.

License fee and joint venture income of approximately $0.8 million and $0.6 million for each of the quarters ended August 31, 2008 and 2007, respectively, are reflected as reductions of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit costs of $5.6 million and $4.9 million for the quarters ended August 31, 2008 and 2007, respectively. This increased pension expense of $0.7 million was primarily the result of increased pension service and higher interest costs approximating $0.6 million, along with net actuarial losses incurred of approximately $0.1 million. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Net Interest Expense

Net interest expense was approximately $2.1 million lower in the first quarter of fiscal 2009 than in the corresponding period of fiscal 2008, mainly as a result of rate decreases on our variable-rate balances and lower average borrowings. A decline in interest rates, which averaged 5.4% overall during the quarter, compared with 6.0% in the prior year first quarter, reduced interest expense by approximately $1.9 million, while our lower average borrowings this quarter reduced interest expense by approximately $1.5 million versus last year’s first quarter. Additionally, our improved investment income performance provided approximately $0.8 million in additional interest income year-over-year. However, we also had higher weighted-average net borrowings associated with recent acquisitions, approximating $126.6 million for the quarter, which increased interest expense by approximately $1.6 million, and other additional interest-related costs approximating $0.5 million.

Income Before Income Taxes (“IBT”)

Our consolidated IBT for this year’s first quarter essentially remained flat at $100.3 million versus last year’s first quarter result of $100.1 million, or 10.2% of net sales versus 10.8% a year ago.

Our industrial segment IBT increased by 14.9%, to $91.5 million from last year’s $79.7 million, reflecting this segment’s 5.8% growth in organic sales during the quarter, as previously discussed, offset partially by certain higher raw material costs, and compensation and benefit related accrual adjustments occurring during this year’s first quarter. Our consumer segment IBT declined by 22.4%, to $33.3 million from $42.9 million last year, as a result of certain higher raw material costs, unfavorable foreign exchange adjustments and higher compensation and benefit-related costs.

Income Tax Rate

Our effective income tax rate was 30.7% for the three months ended August 31, 2008 compared to an effective income tax rate of 31.8% for the three months ended August 31, 2007.

For the three months ended August 31, 2008 and, to a lesser extent, for the three months ended August 31, 2007, the effective tax rate in both periods differed from the federal statutory rate principally as a result of the impact of certain foreign operations on our U.S. taxes, and the effect of lower tax rates in certain of our foreign jurisdictions. The decreases in the effective tax rate related to these items were partially offset by additional provisions for valuation allowances associated with losses incurred by certain of our foreign businesses, state and local income taxes and other non-deductible business operating expenses.

As of August 31, 2008, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we intend to maintain the tax valuation allowances recorded at August 31, 2008 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. federal foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets recorded in purchase accounting. Any reversal of a tax valuation allowance that was recorded in purchase accounting would be recorded as a reduction to goodwill.

Net Income

Net income of $69.5 million for the three months ended August 31, 2008 compares to $68.3 million for the same period last year. Our net margin on sales of 7.1% for the current quarter compares to the prior year’s 7.3% net margin on sales. The slight decline in net margin year-over-year was primarily the result of the combined impact of higher raw material costs and unfavorable foreign exchange adjustments, offset partially by the 2.2% consolidated organic sales improvement and favorable acquisitions.

Diluted earnings per common share for this year’s first quarter improved by 1.9% to $0.54 from $0.53 a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From:

Operating Activities

Operating activities utilized cash flow of $12.3 million during the first three months of the current fiscal year compared with $3.0 million of cash flow utilized during the same three month period of fiscal 2008, for an additional net use of $9.3 million.

A lower trade accounts receivable balance at the end of this year’s first quarter, resulting from additional cash collections, provided $83.3 million in cash versus $69.0 million last year, or approximately $14.3 million more year over year. Inventory balances increased during the current quarter and the first quarter of fiscal 2008, which required $31.9 million of cash this year versus $33.0 million last year, or $1.1 million less cash year-over-year. Finally, we used $4.6 million more for accounts payable during this year’s first quarter compared to the same period a year ago, as a result of a change in the timing of certain payments and increased activity levels.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, to expand capacity and to enhance our administration capabilities. Capital expenditures of $12.2 million during this year’s first quarter compare with current-year depreciation of $16.4 million. Capital spending is expected to outpace our depreciation levels for the next several fiscal years as additional capacity is brought on-line to support our continued growth. With this additional plant expansion, we believe there will be adequate production capacity to meet our needs for the next several years at normal growth rates.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims.

Financing Activities

On February 20, 2008 we issued and sold $250.0 million of 6.50% Notes due February 15, 2018. The proceeds were used to repay our $100.0 million Senior Unsecured Notes due March 1, 2008, the outstanding principal under our $125.0 million accounts receivable securitization program and $19.0 million in short-term borrowings under our revolving credit facility. This financing strengthened our credit profile and liquidity position, as well as lengthened the average maturity of our outstanding debt obligations.

On December 29, 2006, we replaced our $330.0 million revolving credit facility with a $400.0 million five-year credit facility (the “Credit Facility”). The Credit Facility is used for working capital needs and general corporate purposes, including acquisitions. The Credit Facility provides for borrowings in U.S. dollars and several foreign currencies and provides sublimits for the issuance of letters of credit in an aggregate amount of up to $35.0 million and a swing-line of up to $20.0 million for short-term borrowings of less than 15 days. In addition, the size of the Credit Facility may be expanded, subject to lender approval, upon our request by up to an additional $175.0 million, thus potentially expanding the Credit Facility to $575.0 million.

We are exposed to market risk associated with interest rates. We do not use financial derivative instruments for trading purposes, nor do we engage in foreign currency, commodity or interest rate speculation. Concurrent with the issuance of our 6.7% Senior Unsecured Notes, RPM United Kingdom G.P. entered into a cross currency swap, which fixed the interest and principal payments in euros for the life of the 6.7% Senior Unsecured Notes and resulted in an effective euro fixed rate borrowing of 5.31%. In addition to hedging the risk associated with our 6.7% Senior Unsecured Notes, our only other hedged risks are associated with certain fixed debt, whereby we have a $200.0 million notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest, based on six-month LIBOR that matures in our fiscal year ending May 31, 2010. Because critical terms of the debt and interest rate swap match, the hedge is considered perfectly effective against changes in fair value of debt, and therefore, there is no need to periodically reassess the effectiveness during the term of the hedge.

Our available liquidity, including our cash and short-term investments and amounts available under our committed credit facilities, stood at $548.2 million at August 31, 2008. Our debt-to-capital ratio was 43.5% at August 31, 2008, compared with 48.6% at May 31, 2008.

During the first quarter of fiscal 2009, we called for redemption all of our outstanding Senior Convertible Notes due May 13, 2033. Prior to the redemption, virtually all of the holders converted their Notes into shares of our common stock. For additional information, refer to Note L, “Convertible Notes,” to the Consolidated Financial Statements.

The following table summarizes our financial obligations and their expected maturities at August 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total
	Contractual
	Payment	Payments Due in
	Stream	2009	2010-11	2012-13	After 2013
	(In thousands)

Long-term debt obligations	$972,464	$7,041	$206,084	$160,449	$598,890
Capital lease obligations	5,288	895	1,519	1,356	1,518
Operating lease obligations	139,343	35,416	45,250	22,038	36,639
Other long-term liabilities(1):
Interest payments on long-term debt obligations	294,724	45,825	80,667	70,741	97,491
Contributions to pension and postretirment plans(2)	213,600	18,700	38,300	52,700	103,900

Total	$1,625,419	$107,877	$371,820	$307,284	$838,438

(1)	Excluded from other long-term liabilities is our liability for unrecognized tax benefits, which totaled $4.7 million at August 31, 2008. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume $10.3 million will be contributed to the U.S. plans in fiscal 2009; all other plans and years assume the required minimum contribution will be contributed. Also included are expected interest payments on long-term debt.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include

(a) general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the price, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas and oil based materials; packaging, including plastic containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of fluctuations in currency exchange rates upon our foreign operations; (f) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (g) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (h) risks related to the adequacy of our contingent liabilities, including for asbestos-related claims; and (i) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2008, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2008 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Asbestos Litigation

Certain of our wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as our subsidiaries), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in six states — Ohio, Texas, Florida, Mississippi, Maryland and Illinois. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by our subsidiaries or others.

As of August 31, 2008, our subsidiaries had a total of 11,399 active asbestos cases compared to a total of 10,957 cases as of August 31, 2007. For the quarter ended August 31, 2008, our subsidiaries secured dismissals and/or settlements of 201 cases and made total payments of $16.0 million, which included defense-related payments of $6.7 million. For the comparable period ended August 31, 2007, dismissals and/or settlements covered 365 cases and total payments were $22.8 million, which included defense-related payments of $8.8 million. During the prior fiscal year, our subsidiaries incurred higher year-over-year, defense-related payments as a result of implementing various changes to our management and defense of asbestos claims, including a transition to a new claims intake and database service provider. To facilitate that transition and other related changes, we incurred duplicate defense-related payments approximating $3.0 million during last year’s first fiscal quarter. The transition was completed during the quarter ended February 29, 2008.

Excluding defense-related payments, the average payment made to settle or dismiss a case approximated $46,000 and $38,000 for each of the quarters ended August 31, 2008 and 2007, respectively. The amount and timing of dismissals and settlements can fluctuate significantly from period to period, resulting in volatility in the average cost to resolve a case in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal payments made on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis. For example, the amount paid to settle or dismiss a case can vary widely depending on a variety of factors, including the mix of malignancy and non-malignancy claimants, and the amount of defense expenditures incurred during the period.

For additional information on our asbestos litigation, including a discussion of our asbestos related loss contingencies, see Note F of the Notes to Consolidated Financial Statements.

EIFS Litigation

As of August 31, 2008, Dryvit, one of our wholly owned subsidiaries, was a defendant or co-defendant in various single family residential exterior insulated finish systems (“EIFS”) cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

Third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from our third party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third party insurers. Discovery in this litigation is ongoing. In accordance with a Court order, the parties filed dispositive motions on certain of the coverage issues. Oral argument on these motions was completed on September 2, 2008. A trial date has not yet been scheduled.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the first quarter of fiscal 2009:

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
Period	Purchased(1)	Paid per Share	Programs	Programs(2)

June 1, 2008 through June 30, 2008	1,544	$22.06	—	—
July 1, 2008 through July 31, 2008	188,742	$19.99	188,742	—
August 1, 2008 through August 31, 2008	1,027,574	$20.22	1,020,600	—

Total-First Quarter	1,217,860	$20.19	1,209,342	—

(1)	A total of 8,518 shares reported as purchased are attributable to shares that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stocks which were granted under RPM International Inc.’s 2004 Omnibus Equity Plan, the 1997 Restricted Stock Plan and the 2007 Restricted Stock Plan. The remaining 1,209,342 shares reported as purchased are attributable to our stock repurchase program.

(2)	Refer to Note K of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)
32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)
32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

(x)	Filed herewith.

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

Dated: October 9, 2008