Form 10-Q
period 2008-11-30
RPM INTERNATIONAL INC/DE/
filed 2009-01-08
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008,
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

As of January 6, 2009
128,410,957 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2008	May 31, 2008
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current Assets
Cash and short-term investments	$205,289	$231,251
Trade accounts receivable (less allowances of $20,464 and $24,554, respectively)	607,189	817,241
Inventories	493,241	476,149
Deferred income taxes	36,974	37,644
Prepaid expenses and other current assets	194,596	221,690

Total current assets	1,537,289	1,783,975

Property, Plant and Equipment, at Cost	1,007,208	1,054,719
Allowance for depreciation and amortization	(552,053)	(556,998)

Property, plant and equipment, net	455,155	497,721

Other Assets
Goodwill	844,980	908,358
Other intangible assets, net of amortization	348,770	384,370
Other	167,008	189,143

Total other assets	1,360,758	1,481,871

Total Assets	$3,353,202	$3,763,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$282,429	$411,448
Current portion of long-term debt	171,247	6,934
Accrued compensation and benefits	102,716	151,493
Accrued loss reserves	73,673	71,981
Asbestos-related liabilities	65,000	65,000
Other accrued liabilities	126,106	139,505

Total current liabilities	821,171	846,361

Long-Term Liabilities
Long-term debt, less current maturities	791,364	1,066,687
Asbestos-related liabilities	462,309	494,745
Other long-term liabilities	137,884	192,412
Deferred income taxes	19,729	26,806

Total long-term liabilities	1,411,286	1,780,650

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01 authorized 300,000 shares; issued and outstanding 128,381 as of November 2008; issued and outstanding 122,189 as of May 2008	1,284	1,222
Paid-in capital	775,459	612,441
Treasury stock, at cost	(50,279)	(6,057)
Accumulated other comprehensive income (loss)	(94,280)	101,162
Retained earnings	488,561	427,788

Total stockholders’ equity	1,120,745	1,136,556

Total Liabilities and Stockholders’ Equity	$3,353,202	$3,763,567

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

Net Sales	$889,965	$905,708	$1,875,430	$1,836,047
Cost of Sales	533,239	537,970	1,115,115	1,084,407

Gross Profit	356,726	367,738	760,315	751,640
Selling, General and Administrative Expenses	278,982	274,718	571,672	545,753
Interest Expense, Net	17,394	12,107	27,980	24,825

Income Before Income Taxes	60,350	80,913	160,663	181,062
Provision for Income Taxes	18,624	26,058	49,420	57,939

Net Income	$41,726	$54,855	$111,243	$123,123

Average Number of Shares of Common Stock Outstanding:
Basic	127,090	120,057	126,158	120,027

Diluted	128,137	130,608	129,197	130,474

Basic Earnings per Share of Common Stock	$0.33	$0.46	$0.88	$1.03

Diluted Earnings per Share of Common Stock	$0.33	$0.43	$0.86	$0.96

Cash Dividends Declared per Share of Common Stock	$0.200	$0.190	$0.390	$0.365

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended November 30,
	2008	2007
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities:
Net income	$111,243	$123,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,175	30,962
Amortization	11,254	10,813
Deferred income taxes	5,034	20,294
Earnings of unconsolidated affiliates	(931)	(606)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	212,078	120,336
(Increase) in inventory	(15,607)	(29,130)
(Increase) decrease in prepaid expenses and other current and long-term assets	18,138	(4,648)
(Decrease) in accounts payable	(130,500)	(85,437)
(Decrease) in accrued compensation and benefits	(48,776)	(32,304)
Increase (decrease) in accrued loss reserves	1,693	(6,692)
(Decrease) in other accrued liabilities	(37,279)	(4,278)
Payments made for asbestos-related claims	(32,436)	(48,873)
Other	(22,038)	10,531

Cash From Operating Activities	104,048	104,091

Cash Flows From Investing Activities:
Capital expenditures	(24,887)	(17,477)
Acquisition of businesses, net of cash acquired	(3,733)	(9,291)
Purchase of marketable securities	(69,133)	(43,731)
Proceeds from sales of marketable securities	63,612	41,103
Proceeds from the sales of assets or businesses		44,800
Other	3,296	(338)

Cash From (Used For) Investing Activities	(30,845)	15,066

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	87,209	5,727
Reductions of long-term and short-term debt	(49,576)	(58,838)
Cash dividends	(50,470)	(44,328)
Repurchase of stock	(45,184)	(5,730)
Exercise of stock options, including tax benefit	1,690	5,239

Cash (Used For) Financing Activities	(56,331)	(97,930)

Effect of Exchange Rate Changes on Cash and Short-Term Investments	(42,834)	10,837

Net Change in Cash and Short-Term Investments	(25,962)	32,064
Cash and Short-Term Investments at Beginning of Period	231,251	159,016

Cash and Short-Term Investments at End of Period	$205,289	$191,080

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(Unaudited)

NOTE A —	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the U.S. for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and six month periods ended November 30, 2008 and 2007. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2008.

Our business is dependent on external weather factors. Historically, we have experienced strong sales and net income in our first, second and fourth fiscal quarters comprising the three month periods ending August 31, November 30 and May 31, respectively, with weaker performance in our third fiscal quarter (December through February).

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE B —	MARKETABLE SECURITIES

The following tables summarize marketable securities held at November 30, 2008 and May 31, 2008 by asset type:

	Available-For-Sale Securities
				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
November 30, 2008	Cost	Gains	Losses	Amount)
	(In thousands)

Equity securities:
Stocks	$41,176	$359	$(15,875)	$25,660
Mutual funds	23,532	—	(7,310)	16,222

Total equity securities	64,708	359	(23,185)	41,882
Fixed maturity:
U.S. treasury and other government	10,318	533	(31)	10,820
Corporate	17,147	361	(391)	17,117

Total fixed maturity securities	27,465	894	(422)	27,937

Total	$92,173	$1,253	$(23,607)	$69,819

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Available-For-Sale Securities
				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
May 31, 2008	Cost	Gains	Losses	Amount)
	(In thousands)

Equity securities:
Stocks	$40,274	$18,500	$(1,034)	$57,740
Mutual funds	18,401	2,020	(418)	20,003

Total equity securities	58,675	20,520	(1,452)	77,743
Fixed maturity:				—
U.S. treasury and other government	19,934	394	(95)	20,233
Corporate	12,480	144	(200)	12,424

Total fixed maturity securities	32,414	538	(295)	32,657

Total	$91,089	$21,058	$(1,747)	$110,400

Marketable securities, included in other current and long-term assets, are composed of available-for-sale securities and are reported at fair value, based on quoted market prices. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Changes fair values of securities that are considered temporary, are recorded as unrealized gains and losses, net of applicable taxes, in accumulated other comprehensive income (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in operating income in the period in which the unrealized losses are deemed other than temporary. In order to determine whether an other-than-temporary decline in market value has occurred, the duration of the decline in value and our ability to hold the investment to recovery are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value.

Gross gains and losses realized on sales of investments were $0.5 million and $2.1 million, respectively for the quarter ended November 30, 2008. Gross gains and losses realized on sales of investments were $1.6 million and $0.4 million, respectively, for the quarter ended November 30, 2007. During the quarters ended November 30, 2008 and 2007, we recognized losses of $2.6 million and $57,000, respectively, for securities deemed to have other-than-temporary impairments. These amounts are included in net interest expense in the Consolidated Statements of Income.

Gross gains and losses realized on sales of investments were $3.7 million and $2.4 million, respectively, for the six months ended November 30, 2008. Gross gains and losses realized on sales of investments were $2.7 million and $0.6 million, respectively, for the six months ended November 30, 2007. During the six month periods ended November 30, 2008 and 2007, we recognized losses of $3.4 million and $0.1 million, respectively, for securities deemed to have other-than-temporary impairments.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized below are the securities we held at November 30, 2008 and May 31, 2008 that were in an unrealized loss position included in accumulated other comprehensive income, aggregated by the length of time the investments had been in that position:

	November 30, 2008		May 31, 2008
		Gross		Gross
	Fair	Unrealized		Unrealized
	Value	Losses	Fair Value	Losses
	(In thousands)

Total investments with unrealized losses	$44,718	$(23,607)	$25,785	$(1,747)
Unrealized losses with a loss position for less than 12 months	39,502	(20,112)	24,730	(1,635)
Unrealized losses with a loss position for more than 12 months	5,216	(3,495)	1,055	(112)

Included in the figures above is our investment in Kemrock Industries, which has a fair value of $12.2 million and an unrealized loss of $8.3 million at November 30, 2008. At May 31, 2008, our investment in Kemrock Industries had a fair value of $20.9 million, and was in an unrealized gain position. We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. Unrealized losses at November 30, 2008 were generally caused by the recent decline in valuations in the financial markets and the volatility in the global economy, specifically over the last few months of our recently completed second fiscal quarter. If general economic conditions were to continue to deteriorate, including continued uncertainties surrounding the volatility in financial markets and the viability of banks and other financial institutions, and if we were to experience continuing or significant additional unrealized losses within our portfolio of investments in marketable securities, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments until their cost can be recovered.

The net carrying value of debt securities at November 30, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due:
Less than one year	$1,348	$1,348
One year through five years	13,971	14,379
Six years through ten years	5,022	5,178
After ten years	7,124	7,032

	$27,465	$27,937

NOTE C —	FAIR VALUE MEASUREMENTS

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	November 30, 2008
	(In thousands)

Marketable securities	$70,486	$—	$—	$70,486
Derivatives, net (liability)	—	7,509	—	7,509

Total	$70,486	$7,509	$—	$77,995

NOTE D —	INVENTORIES

Inventories were composed of the following major classes:

	November 30, 2008	May 31, 2008
	(In thousands)

Raw material and supplies	$152,283	$151,400
Finished goods	340,958	324,749

Total Inventory	$493,241	$476,149

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E —	COMPREHENSIVE INCOME

The following table illustrates the components of total comprehensive income for each of the three and six month periods ended November 30, 2008 and 2007:

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
	(In thousands)

Net income	$41,726	$54,855	$111,243	$123,123
Other Comprehensive Income:
Foreign currency translation adjustments	(125,465)	35,089	(173,871)	38,757
Pension and other postretirement benefit liability adjustments, net of tax	3,063	928	4,987	(1,380)
Unrealized gain (loss) on securities, net of tax	(16,840)	10,802	(27,804)	9,660
Derivatives income, net of tax	46	3,949	1,246	5,621

Total Comprehensive Income (Loss)	$(97,470)	$105,623	$(84,199)	$175,781

NOTE F —	CONTINGENCIES AND OTHER ACCRUED LOSSES

Asbestos-related Contingencies

Certain of our wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as our subsidiaries), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in six states — Texas, Florida, Mississippi, Maryland, Illinois and Ohio. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by our subsidiaries or others.

As of November 30, 2008, our subsidiaries had a total of 10,048 active asbestos cases compared to a total of 11,117 cases as of November 30, 2007. For the quarter ended November 30, 2008, our subsidiaries secured dismissals and/or settlements of 1,824 cases and made total payments of $16.4 million, which included defense-related payments of $6.1 million. For the comparable period ended November 30, 2007, dismissals and/or settlements covered 292 cases and total payments were $26.1 million, which included defense-related payments of $13.8 million. For the six months ended November 30, 2008, our subsidiaries secured dismissals and/or settlements of 2,025 cases and made total payments of $32.4 million, which included defense-related payments of $12.8 million. For the comparable period ended November 30, 2007, dismissals and/or settlements covered 657 cases and total payments were $48.9 million, which included defense-related payments of $22.6 million.

Of the 1,824 cases that were dismissed in the quarter ended November 30, 2008, 1,420 were non-malignancies or unknown disease cases that had been maintained on an inactive docket in Ohio and were administratively dismissed by the Cuyahoga County Court of Common Pleas. These claims were dismissed without prejudice and may be re-filed should the claimants involved be able to demonstrate disease in accordance with medical criteria laws established in the state of Ohio.

During the prior fiscal year, our subsidiaries incurred higher year-over-year, defense-related payments as a result of implementing various changes to our management and defense of asbestos claims, including a transition to a new claims intake and database service provider. To facilitate that transition and other related changes, we incurred duplicate defense-related payments approximating $3.0 million during last year’s second fiscal quarter. The transition was completed during the quarter ended February 29, 2008.

Excluding defense-related payments, the average payment made to settle or dismiss a case approximated $6,000 and $42,000 for each of the quarters ended November 30, 2008 and 2007, respectively. As discussed above,

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

there were approximately 1,420 non-malignancies or unknown disease cases that were administratively dismissed during the current fiscal quarter. Excluding those dismissed cases, the average payment made to settle or dismiss a case approximated $25,000 for the quarter ended November 30, 2008. The amount and timing of dismissals and settlements can fluctuate significantly from period to period, resulting in volatility in the average cost to resolve a case in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal payments made on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis. For example, the amount paid to settle or dismiss a case can vary widely depending on a variety of factors, including the mix of malignancy and non-malignancy claimants, and the amount of defense expenditures incurred during the period.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second fiscal quarter ended November 30, 2006, plaintiffs reached a settlement of $15.0 million, the terms of which are confidential by agreement of the parties, with one of the defendant insurers. The settling defendant was dismissed from the case.

In 2007, plaintiffs had filed motions for partial summary judgment against the defendants and defendants had filed motions for summary judgment against plaintiffs. In addition, plaintiffs had filed a motion to dismiss the counterclaim filed by one of the defendants. On December 1, 2008, the court decided the pending motions for summary judgment and dismissal. The court denied the plaintiffs’ motions for partial summary judgment and granted the defendants’ motions for summary judgment against plaintiffs on a narrow ground. The court also granted the plaintiffs’ motion to dismiss one defendant’s amended counterclaim. In light of its summary judgment rulings, the court entered judgment as a matter of law on all remaining claims and counterclaims, including the counterclaim filed by another defendant, and dismissed the action. The court also dismissed certain remaining motions as moot. Because the scope of the court’s order is unclear, plaintiffs and one defendant have filed motions with the court seeking clarification and amendment of the court’s memorandum and order. Plaintiffs intend to file an appeal to the United States Sixth Circuit Court of Appeals and will continue to aggressively pursue their claims on appeal.

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

The following table illustrates the movement of current and long-term asbestos-related liabilities through November 30, 2008:

Asbestos Liability Movement
(Current and Long-Term)

	Balance at	Additions to		Balance at
	Beginning of	Asbestos		End of
	Period	Charge	Deductions*	Period
		(In thousands)

Six Months Ended November 30, 2008	$559,745		$32,436	$527,309
Year Ended May 31, 2008	354,268	$288,100	82,623	559,745
Year Ended May 31, 2007	421,285		67,017	354,268

*	Deductions include payments for defense-related costs and amounts paid to settle claims.

Other Contingencies

We provide, through our wholly-owned insurance subsidiaries, certain insurance coverage, primarily product liability, to our other subsidiaries. Excess coverage is provided by third-party insurers. Our reserves provide for these potential losses as well as other uninsured claims. As of November 30, 2008, the current portion of these reserves amounted to $59.4 million as compared with $56.5 million at May 31, 2008, while the total long-term reserves of $7.2 million at November 30, 2008 compare with $8.5 million at May 31, 2008. Product warranty expense is recorded within selling, general and administrative expense. We also offer a warranty program for our roofing systems and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience.

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

We account for our pension plans and postretirement benefit plans in accordance with the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and six month periods ended November 30, 2008 and 2007:

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	November 30,		November 30,
Pension Benefits	2008	2007	2008	2007
	(In thousands)

Service cost	$7,360	$7,120	$1,519	$1,734
Interest cost	5,954	5,148	3,830	3,268
Expected return on plan assets	(6,446)	(6,660)	(3,693)	(3,357)
Amortization of:
Prior service cost	171	120	2	13
Net actuarial losses recognized	1,326	707	622	763

Net Periodic Benefit Cost	$8,365	$6,435	$2,280	$2,421

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	November 30,		November 30,
Postretirement Benefits	2008	2007	2008	2007
	(In thousands)

Service cost	$—	$—	$196	$247
Interest cost	216	261	378	337
Prior service cost	(14)	(14)
Net actuarial (gains) losses recognized	(48)			44

Net Periodic Benefit Cost	$154	$247	$574	$628

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans		Non-U.S. Plans
	Quarter Ended		Quarter Ended
	November 30,		November 30,
Pension Benefits	2008	2007	2008	2007
	(In thousands)

Service cost	$3,654	$3,560	$759	$867
Interest cost	3,026	2,574	1,915	1,634
Expected return on plan assets	(3,217)	(3,330)	(1,846)	(1,678)
Amortization of:
Prior service cost	86	60	1	7
Net actuarial losses recognized	767	353	311	382

Net Periodic Benefit Cost	$4,316	$3,217	$1,140	$1,212

	U.S. Plans		Non-U.S. Plans
	Quarter Ended		Quarter Ended
	November 30,		November 30,
Postretirement Benefits	2008	2007	2008	2007
	(In thousands)

Service cost	$—	$—	$98	$124
Interest cost	108	131	189	169
Prior service cost	(7)	(7)
Net actuarial (gains) losses recognized	(24)			22

Net Periodic Benefit Cost	$77	$124	$287	$315

We previously disclosed in our financial statements for the fiscal year ended May 31, 2008 that we expected to contribute approximately $10.3 million to the Retirement Plans in the U.S. and approximately $7.5 million to plans outside the U.S. during the current fiscal year. As of November 30, 2008, we have updated our expected contributions to the Retirement Plans in the U.S. to be $10.2 million. Additionally, the figures included in the tables above reflect a change in expense as a result of our recently updated actuarial data. The increase in the U.S. pension expense that was not included in our first quarter figures have been included in the second quarter expense.

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

	Quarter Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Shares Outstanding
Weighted-average common shares outstanding	127,090	120,057	126,158	120,027
Net issuable common share equivalents	1,047	2,518	1,363	2,414
Additional shares issuable assuming conversion of convertible securities	—	8,033	1,676	8,033

Total shares for diluted earnings per share	128,137	130,608	129,197	130,474

Net Income
Net income, basic	$41,726	$54,855	$111,243	$123,123
Add: Income effect of convertible securities		771	280	1,542

Net income, diluted	$41,726	$55,626	$111,523	$124,665

Earnings Per Share
Basic Earnings Per Share of Common Stock	$0.33	$0.46	$0.88	$1.03

Diluted Earnings Per Share of Common Stock	$0.33	$0.43	$0.86	$0.96

NOTE I —	INCOME TAXES

The effective income tax rate was 30.9% for the three months ended November 30, 2008 compared to an effective income tax rate of 32.2% for the three months ended November 30, 2007.

For the three months ended November 30, 2008 and, to a lesser extent for the three months ended November 30, 2007, the effective tax rate differed from the federal statutory rate principally due to decreases in taxes as a result of the impact of certain foreign operations on our U.S. taxes and the effect of lower tax rates in certain of our foreign jurisdictions. The decreases in the effective tax rates were partially offset by provisions for valuation allowances associated with losses incurred by certain of our foreign businesses, state and local income taxes and other non-deductible business operating expenses.

The effective income tax rate was 30.8% for the six months ended November 30, 2008 compared to an effective income tax rate of 32.0% for the six months ended November 30, 2007.

For the six months ended November 30, 2008 and, to a lesser extent for the six months ended November 30, 2007, the effective tax rate differed from the federal statutory rate principally as a result of the impact of certain foreign operations on our U.S. taxes and the effect of lower tax rates in certain of our foreign jurisdictions. The decreases in the effective tax rates were partially offset by valuation allowances associated with losses incurred by certain of our foreign businesses, state and local income taxes and other non-deductible business operating expenses.

As of November 30, 2008, we had unrecognized tax benefits of approximately $3.2 million, of which approximately $2.4 million would impact the effective tax rate, if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At November 30, 2008, the accrual for interest and penalties totaled approximately $1.3 million.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We file income tax returns in the U.S. and various state, local and foreign jurisdictions. As of November 30, 2008, we are subject to U.S. federal income tax examinations for the fiscal years 2005 through 2008. In addition, with limited exceptions, we are subject to various state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2002 through 2008. We do not anticipate any significant changes to the total unrecognized tax benefits within the next 12 months.

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

In addition to our two reportable segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either reportable segment. Assets related to the corporate/other category consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other assets and expenses reconcile reportable segment data to total consolidated income before income taxes and identifiable assets. Our comparative three and six month

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results for the periods ended November 30, 2008 and 2007, and identifiable assets as of November 30, 2008 and May 31, 2008 are presented in segment detail in the following table.

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
	(In thousands)

Net Sales
Industrial Segment	$625,578	$605,846	$1,323,160	$1,214,446
Consumer Segment	264,387	299,862	552,270	621,601

Consolidated	$889,965	$905,708	$1,875,430	$1,836,047

Gross Profit
Industrial Segment	$264,409	$254,315	$556,184	$509,859
Consumer Segment	92,317	113,423	204,131	241,781

Consolidated	$356,726	$367,738	$760,315	$751,640

Income (Loss) Before Income Taxes
Industrial Segment	$70,958	$73,058	$162,470	$152,710
Consumer Segment	14,806	29,819	48,071	72,670
Corporate/Other	(25,414)	(21,964)	(49,878)	(44,318)

Consolidated	$60,350	$80,913	$160,663	$181,062

Identifiable Assets	November 30, 2008	May 31, 2008

Industrial Segment	$1,900,787	$2,130,532
Consumer Segment	1,180,649	1,342,572
Corporate/Other	271,766	290,463

Consolidated	$3,353,202	$3,763,567

NOTE K —	STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the six month period ended November 30, 2008, we repurchased approximately 2.4 million shares of our common stock at a cost of approximately $43.4 million under this program.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L —	CONVERTIBLE NOTES

As previously reported, during our first fiscal quarter ended August 31, 2008, our Senior Convertible Notes (the “Convertible Notes”) due May 13, 2033 became eligible for conversion based upon the price of RPM International Inc. common stock. Subsequent to this event, on June 13, 2008, we called for the redemption of all of our outstanding Convertible Notes on the effective date of July 14, 2008 (the “Redemption Date”). Prior to the Redemption Date, virtually all of the holders had already converted their Convertible Notes into 8,030,455 shares of RPM International Inc. common stock, or 27.0517 shares of common stock for each $1,000 Face Value Convertible Note they held. Any fractional shares from the conversion were paid in cash.

NOTE M —	NEW ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for our fiscal year ending May 31, 2010. Under SFAS No. 141(R), upon initially obtaining control of another entity or business, an acquirer will recognize 100% of the fair values of assets acquired, including goodwill, and liabilities assumed, with limited exceptions, even if the acquirer has not acquired 100% of the target. Also, under SFAS No. 141(R), transaction costs will no longer be considered part of the fair value of an acquisition, and will be expensed as incurred. We are currently evaluating the impact that the adoption of this statement will have on our financial statements.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

Our reporting currency is the U.S. dollar. However, the functional currency for each of our foreign subsidiaries is its local currency. We translate the amounts included in our Consolidated Statements of Income from our foreign subsidiaries into U.S. dollars at weighted-average exchange rates, which we believe are representative of the actual exchange rates on the dates of the transactions. Our foreign subsidiaries’ assets and liabilities are translated into U.S. dollars from local currency at the actual exchange rates as of the end of each reporting date, and we record the resulting foreign exchange translation adjustments in our Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). If the U.S. dollar continues to strengthen, we will continue to reflect the resulting losses as a component of accumulated other comprehensive income. Conversely, if the U.S. dollar were to weaken, foreign exchange translation gains could result, which would favorably impact accumulated other comprehensive income. Translation adjustments will be included in net earnings in the event of a sale or liquidation of any of our underlying foreign investments, or in the event that we distribute the accumulated earnings of consolidated foreign subsidiaries. If we determined that the functional currency of any of our foreign subsidiaries should be the U.S. dollar, our financial statements would be affected. Should this occur, we would adjust our reporting to appropriately account for any such changes.

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

Marketable Securities

Marketable securities, included in other current and long-term assets, are composed of available for sale securities and are reported at fair value, based on quoted market prices. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Changes fair values of securities that are considered temporary, are recorded as unrealized gains and losses, net of applicable taxes, in accumulated other comprehensive income (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in operating income in the period in which the unrealized losses are deemed other than temporary. In order to determine whether an other-than-temporary decline in market value has occurred, the duration of the decline in value and our ability to hold the investment to recovery are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value.

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

	Quarter Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
	(In thousands)

Net Sales
Industrial Segment	$625,578	$605,846	$1,323,160	$1,214,446
Consumer Segment	264,387	299,862	552,270	621,601

Consolidated	$889,965	$905,708	$1,875,430	$1,836,047

Gross Profit
Industrial Segment	$264,409	$254,315	$556,184	$509,859
Consumer Segment	92,317	113,423	204,131	241,781

Consolidated	$356,726	$367,738	$760,315	$751,640

Income (Loss) Before Income Taxes(a)
Industrial Segment
Income Before Income Taxes(a)	$70,958	$73,058	$162,470	$152,710
Interest (Expense), Net	(37)	(915)	(96)	(1,657)

EBIT(b)	$70,995	$73,973	$162,566	$154,367

Consumer Segment
Income Before Income Taxes(a)	$14,806	$29,819	$48,071	$72,670
Interest (Expense), Net	(1,074)	(994)	(2,416)	(1,850)

EBIT(b)	$15,880	$30,813	$50,487	$74,520

Corporate/Other
(Expense) Before Income Taxes(a)	$(25,414)	$(21,964)	$(49,878)	$(44,318)
Interest (Expense), Net	(16,283)	(10,198)	(25,468)	(21,318)

EBIT(b)	$(9,131)	$(11,766)	$(24,410)	$(23,000)

Consolidated
Income (Loss) Before Income Taxes(a)	$60,350	$80,913	$160,663	$181,062
Interest (Expense), Net	(17,394)	(12,107)	(27,980)	(24,825)

EBIT(b)	$77,744	$93,020	$188,643	$205,887

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles (“GAAP”) in the U.S., to EBIT.

(b)	EBIT is defined as earnings before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2008

Net Sales

On a consolidated basis, net sales of $890.0 million for the second quarter ended November 30, 2008 declined 1.7%, or $15.7 million, over net sales of $905.7 million during the same period last year. The organic decline in sales amounted to 4.6%, or $41.7 million, of the shortfall in net sales over the prior year, which includes volume-related declines approximating 4.1% or $37.3 million, and the impact of net unfavorable foreign exchange rates year-over-year, which amounted to 3.8%, or $34.2 million, offset partially by pricing initiatives representing 3.3% of the prior year sales, or $29.8 million. Foreign exchange losses resulted from the strong dollar against nearly all major foreign currencies, with the majority of the losses resulting from the weaker euro and Canadian dollar. Eight small acquisitions, net of the lost revenue related to the divestiture of our Bondo subsidiary during last year’s second fiscal quarter, provided 2.9% of sales growth over last year, or $26.0 million.

Industrial segment net sales, which comprised 70.3% of the current quarter’s consolidated net sales, totaled $625.6 million, growing 3.3% from last year’s $605.8 million. This segment’s net sales growth resulted primarily from seven small acquisitions, which contributed 6.2% of the growth over the prior year. These improvements were offset by an overall decline in organic sales, which accounted for a decline of 2.9% over prior year sales, and included 4.3% from net unfavorable foreign exchange differences and volume declines approximating 1.9%, offset partially by 3.3% from pricing. The pure unit organic sales decline in the industrial segment resulted primarily from declines in domestic polymer flooring, exterior insulated finishing systems and certain specialty colorant and coatings product lines. There was continued growth during the quarter from ongoing industrial and commercial maintenance and improvement activities in Latin America, South Africa and the Middle East, in addition to slower, but continued, growth in global roofing products and services. Many of our industrial segment product lines, including corrosion control coatings and fiberglass reinforced plastics, continue to grow organic sales. Despite the impact of the continuing weak economic environment on certain sectors of our domestic commercial construction markets, which we expect will continue throughout the remainder of our current fiscal year, we continue to secure new business through strong brand offerings, new product innovations and international expansion.

Consumer segment net sales, which comprised 29.7% of the current quarter’s consolidated net sales, decreased by 11.8% to $264.4 million from $299.9 million during last year’s second quarter. Contributing to this segment’s net sales decline was the impact of the divestiture of our Bondo subsidiary during last year’s second fiscal quarter, which was only partially offset by recent acquisitions, for a net negative impact of 3.8%. Additionally, our consumer segment organic sales declined by 8.0%, which includes the impact of net unfavorable foreign exchange rates for approximately 2.7%, offset partially by pricing, which provided 3.3%. The organic sales volume decline reflects the continued weakness in the economy, including sluggish sales for retailers, as well as distributors impacted by the domestic housing recession. Our consumer segment continues to increase market penetration at major retail accounts with various new product launches, some of which occurred early in this year’s first quarter, while also refocusing efforts on our various repair and maintenance products.

Gross Profit Margin

Our consolidated gross profit declined to 40.1% of net sales this quarter from 40.6% of net sales for the same period a year ago, reflecting our overall net decline in sales volume, in addition to the impact of increased raw material costs, which were only partially offset by our recent price increases. Raw material costs reflect the impact of year-over-year increases in oil prices and energy costs, which have continued to put upward pressure on many of our raw material, packaging and transportation costs. Many of our key raw materials costs were higher than they were during the same period a year ago, such as plasticizers, epoxies, various solvents and resins. The impact of these higher raw material costs, net of price increases, weighed on our gross profit margin by approximately 1.4% percent of net sales, or 140 basis points (“bps”), but were offset partially by a slightly more favorable product mix and tighter spending controls. We began to experience some relief in certain raw material and transportation costs toward the end of this year’s second quarter, as a result of declines in certain energy prices, which we anticipate will begin to impact our margins toward the end of our upcoming third fiscal quarter.

Our industrial segment gross profit for the second quarter of fiscal 2009 improved by 30 bps, to 42.3% of net sales from last year’s second quarter result of 42.0% of net sales. Productivity gains, a favorable sales mix and tighter spending controls favorably impacted this segment’s gross margin the current period. However, higher selling prices were more than offset by certain continued higher raw material costs during the quarter, for a net unfavorable impact of 70 bps.

Our consumer segment gross profit for the quarter declined to 34.9% of net sales from 37.8% of net sales last year, or approximately 290 bps, mainly as a result of the approximate 300 bps impact of higher raw material costs, net of recent price increases, combined with the unfavorable margin impact of this segment’s organic sales volume decline versus last year’s second quarter net sales. Partially offsetting the impact of these items was a favorable mix of sales compared with the prior year period.

Selling, General and Administrative Expenses (“SG&A”)

Our consolidated SG&A increased to 31.4% of net sales for the current quarter compared with 30.3% a year ago. The 110 bps increase in this margin primarily reflects the unfavorable margin impact from the overall unit volume decline in net sales, combined with additional bad debt, warranty and distribution expense over the prior year, offset partially by favorable environmental reserve adjustments and compensation-related reductions, including reductions relating to stock-based compensation. During the quarter, certain strategic initiatives were undertaken by certain of our businesses relating to headcount reductions, which resulted in severance-related costs approximating 20 bps for the quarter. Further reductions in workforce are expected to result in additional severance-related costs during our upcoming fiscal third quarter. We anticipate that these strategic reductions will favorably impact our margins beginning with the second half of the current fiscal year.

Our industrial segment SG&A increased to 31.0% of net sales for the current quarter from 29.8% last year, reflecting the impact of higher employment-related costs, including increased compensation and benefit-related accruals, and additional bad debt expense. Partially offsetting those items was certain favorable foreign exchange transactions. As discussed above, certain severance-related expenses were incurred during the current quarter, which approximated 10 bps for this segment.

Our consumer segment SG&A as a percentage of net sales for the current quarter increased by 130 bps to 28.8% compared with 27.5% a year ago, reflecting the unfavorable margin impact of the unit volume decline in net sales in this segment, in addition to certain strategic reductions in this segment’s workforce which approximated 40 bps.

SG&A expenses in our corporate/other category decreased during the current quarter to $9.2 million from $11.8 million during the corresponding period last year. This decrease essentially reflects the impact of lower compensation-related expenses, including stock-based compensation, versus last year’s second fiscal quarter.

Partially offsetting these expense reductions was the combination of net unfavorable foreign currency adjustments and certain higher benefit-related expense.

License fee and joint venture income of approximately $0.7 million and $0.5 million for each of the quarters ended November 30, 2008 and 2007, respectively, are reflected as reductions of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit costs of $5.8 million and $4.9 million for the quarters ended November 30, 2008 and 2007, respectively. This increased pension expense of $0.9 million was primarily the result of increased pension service and higher interest costs approximating $0.7 million, along with net actuarial losses incurred of approximately $0.2 million. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Net Interest Expense

Net interest expense was approximately $5.3 million higher in the second quarter of fiscal 2009 than in the corresponding period of fiscal 2008, mainly as a result of a $5.5 million unfavorable change from the prior year second quarter investment income of $3.3 million versus the current quarter loss on investments of $2.2 million. This unfavorable change includes the impact of net realized gains and losses on the sales of investments, which resulted in a net loss of $1.6 million for the quarter ended November 30, 2008 and a net gain of $1.2 million for the same period last year, as well as impairments recognized on securities that management has determined are other-than-temporary declines in value, which approximated $2.6 million and $57,000 for the quarters ended November 30, 2008 and 2007, respectively. The year over year changes in these items reflect the current global economic downturn and related declines in the U.S. financial markets. Additionally, interest rates averaged 6.0% overall during the quarter, compared with 5.4% in the prior year second quarter, which increased interest expense by approximately $1.1 million, while our lower average borrowings this quarter reduced interest expense by approximately $3.5 million versus last year’s second quarter. We also had higher weighted-average net borrowings associated with recent acquisitions, approximating $119.1 million during the quarter, which increased interest expense by approximately $1.6 million, and other additional interest-related costs approximating $0.6 million.

Income Before Income Taxes (“IBT”)

Our consolidated IBT for this year’s second quarter declined to $60.3 million versus last year’s second quarter result of $80.9 million, for a margin on net sales of 6.8% versus 9.0% a year ago.

Our industrial segment IBT decreased by 2.9%, to $71.0 million from last year’s $73.1 million, reflecting this segment’s 2.9% decline in organic sales during the quarter, as previously discussed, in addition to certain higher raw material costs, compensation and bad debt expense occurring during this year’s second quarter. Our consumer segment IBT declined by 50.3%, to $14.8 million from $29.8 million last year, as a result of certain higher raw material costs and unfavorable foreign exchange adjustments.

Income Tax Rate

Our effective income tax rate was 30.9% for the three months ended November 30, 2008 compared to an effective income tax rate of 32.2% for the three months ended November 30, 2007.

For the three months ended November 30, 2008 and, to a lesser extent for the three months ended November 30, 2007, the effective tax rate differed from the federal statutory rate principally due to decreases in taxes as a result of the impact of certain foreign operations on our U.S. taxes and the effect of lower tax rates in certain of our foreign jurisdictions. The decreases in the effective tax rates were partially offset by provisions for valuation allowances associated with losses incurred by certain of our foreign businesses, state and local income taxes and other non-deductible business operating expenses.

As of November 30, 2008, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we intend to maintain the tax valuation allowance recorded at November 30, 2008 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support the reversal of the tax valuation allowances. This valuation allowance relates to U.S. federal foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets recorded in purchase accounting. Any reversal of the valuation allowance that was recorded in purchase accounting would reduce goodwill.

Net Income

Net income of $41.7 million for the three months ended November 30, 2008 compares to $54.9 million for the same period last year, for a net margin on sales of 4.7% for the current quarter compared to the prior year’s 6.1% net margin on sales. The decline in net margin year-over-year resulted from the combined impact of declining sales volumes in both segments, higher raw material costs and unfavorable foreign exchange adjustments, offset partially by the impact of favorable acquisitions.

Diluted earnings per common share for this year’s second quarter declined by 23.3% to $0.33 from $0.43 a year ago.

Six Months Ended November 30, 2008

Net Sales

On a consolidated basis, net sales of $1.88 billion for the six months ended November 30, 2008 increased 2.2%, or $39.5 million, over net sales of $1.84 billion during the same period last year. Organic sales declined by 1.1%, or $21.4 million, from last year, including volume-related declines approximating 3.3% or $62.1 million, and the impact of net unfavorable foreign exchange rates year-over-year, which amounted to 0.7%, or $13.0 million, offset partially by pricing initiatives representing 2.9%, or $53.7 million. Foreign exchange losses resulted from the stronger dollar against nearly all major foreign currencies, with the majority of the losses resulting from the weaker Canadian dollar. Nine small acquisitions, net of the lost revenue related to the divestiture of our Bondo subsidiary during last year’s second fiscal quarter, provided 3.3% of the sales growth over last year, or $60.9 million.

Industrial segment net sales, which comprised 70.6% of consolidated net sales for this year’s first half, totaled $1.32 billion, an increase of 9.0% from last year’s $1.21 billion. This segment’s net sales growth resulted primarily from seven small acquisitions, which contributed 7.5% of the growth over the prior year. Organic sales contributed 1.5% of the growth over prior year sales, including 3.0% from favorable pricing, offset partially by the combination of 0.7% from net unfavorable foreign exchange differences and volume declines approximating 0.8%.

Consumer segment net sales, which comprised 29.4% of the current year’s consolidated net sales, decreased by 11.2% to $552.3 million from $621.6 million during last year’s first six months. Contributing to this segment’s net sales decline was the impact of the divestiture of our Bondo subsidiary during last year’s second fiscal quarter, which was only partially offset by recent acquisitions, for a net negative impact of 4.8%. Additionally, our consumer segment organic sales declined by 6.4%, which includes the combined impact of net unfavorable foreign exchange rates for approximately 0.8% and a decline in sales volume amounting to approximately 8.3%, offset partially by pricing, which provided approximately 2.7%.

Gross Profit Margin

Our consolidated gross profit declined to 40.5% of net sales this first half from 40.9% of net sales for the same period a year ago, reflecting the impact of increased raw material costs, which were only partially offset by our recent price increases, for a net impact of approximately 100 bps. Partially offsetting those items was a more favorable mix of product sales during this year’s first half versus the same period a year ago.

Our industrial segment gross profit for the first six months of fiscal 2009 was essentially flat at 42.0% of net sales for both six month periods. Higher selling prices net of certain continued higher raw material costs during the current year resulted in a net unfavorable impact on this segment’s gross profit margin of approximately 50 bps. Productivity savings, a favorable sales mix and tighter spending controls favorably impacted this segment’s gross margin the current period.

Our consumer segment gross profit for the first six months of fiscal 2009 declined to 36.9% of net sales from 38.9% of net sales last year, or approximately 200 bps, mainly as a result of the approximate 230 bps impact of higher raw material costs, net of recent price increases, combined with this segment’s organic sales volume decline over last year’s first six month’s net sales. Partially offsetting the impact of these items was a favorable mix of sales compared with the prior year period.

SG&A

Our consolidated SG&A increased to 30.4% of net sales for the first six months of fiscal 2009 compared with 29.7% a year ago. The 70 bps increase in this margin primarily reflects the impact of the overall unit volume decline in net sales, combined with additional warranty-related expense and prior year favorable adjustments to certain insurance-related loss reserves, which did not recur this year. These additional expenses were partially offset by reductions in advertising and legal expense, in addition to favorable reductions in certain environmental-related accruals. As discussed in relation to the second quarter results, certain strategic initiatives were undertaken by some of our businesses relating to headcount reductions, which resulted in severance-related costs approximating 30 bps for the current six month period. Further reductions in workforce are expected to result in additional severance-related costs during our upcoming fiscal third quarter. We anticipate that these strategic reductions will favorably impact our margins beginning with the second half of the current fiscal year.

Our industrial segment SG&A increased to 29.7% of net sales for the first half of the current fiscal year from 29.3% last year, reflecting the impact of higher employment-related costs, including increased compensation and benefit-related accruals, higher warranty-related expense, and additional bad debt expense over the prior year period. Partially offsetting those items was certain favorable foreign exchange transactions during the current year’s first six months. As discussed above, certain severance-related expenses were incurred during the current six month period, which approximated 20 bps for this segment.

Our consumer segment SG&A as a percentage of net sales for the first half of the current fiscal year increased by 90 bps to 27.8% compared with 26.9% a year ago, reflecting the unit volume decline in net sales in this segment, in addition to certain strategic reductions in this segment’s workforce which approximated 40 bps.

SG&A expenses in our corporate/other category increased during the first six months of fiscal 2009 to $24.6 million from $23.0 million during the corresponding period last year. This increase essentially reflects the impact of net unfavorable foreign currency adjustments, certain higher benefit-related expense and prior year favorable insurance-related loss reserve adjustments, which did not recur this year, partially offset by this year’s lower legal expenses versus last year’s first half.

License fee and joint venture income of approximately $1.5 million and $1.1 million for each of the six month periods ended November 30, 2008 and 2007, respectively, are reflected as reductions of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit costs of $11.4 million and $9.7 million for the six month periods ended November 30, 2008 and 2007, respectively. This increased pension expense of $1.7 million was primarily the result of higher interest costs approximating $1.3 million, along with net actuarial losses incurred of approximately $0.4 million. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Net Interest Expense

Net interest expense was approximately $3.2 million higher in the first half of fiscal 2009 than in the corresponding period of fiscal 2008, mainly as a result of a $4.7 million unfavorable change from the prior year first six months investment income of $6.6 million versus $1.9 million during this year’s first half. This unfavorable change includes the impact of net realized gains and losses on the sales of investments, which resulted in a net gain of $1.3 million for the six months ended November 30, 2008 and a net gain of $2.1 million for the same period last year, as well as impairments recognized on securities that management has determined are other-than-temporary declines in value, which approximated $3.4 million and $0.1 million for the first half of fiscal 2009 and 2008, respectively. As previously discussed, the year over year changes in these items reflect the current global economic downturn and related declines in the U.S. financial markets. We also recognized approximately $0.6 million less interest and dividend income during this year’s first half versus the same period last year. Offsetting those losses was the impact of lower interest rates, which averaged 5.7% overall during the current period, compared with 6.0% in the prior year first half, causing interest expense to decrease by approximately $1.8 million, while our lower average borrowings during the current period reduced interest expense by an additional $4.0 million. Higher weighted-average net borrowings associated with recent acquisitions, approximating $122.9 million during the current period, which increased interest expense by approximately $3.2 million, and other additional interest-related costs approximating $1.1 million.

IBT

Our consolidated IBT for this year’s first half declined to $160.6 million versus $181.1 million during last year’s first half, for a margin of 8.6% of net sales versus 9.9% a year ago.

Our industrial segment IBT increased by 6.4%, to $162.5 million from last year’s $152.7 million, reflecting this segment’s 1.5% growth in organic sales over the prior year period, as previously discussed, offset partially by certain higher raw material costs, warranty expense, compensation-related expense and bad debt occurring during this year’s first half. Our consumer segment IBT declined by 33.9%, to $48.1 million from $72.7 million last year, primarily as a result of declining sales volumes combined with net higher raw material costs.

Income Tax Rate

The effective income tax rate was 30.8% for the six months ended November 30, 2008 compared to an effective income tax rate of 32.0% for the six months ended November 30, 2007.

For the six months ended November 30, 2008 and, to a lesser extent for the six months ended November 30, 2007, the effective tax rate differed from the federal statutory rate principally as a result of the impact of certain foreign operations on our U.S. taxes and the effect of lower tax rates in certain of our foreign jurisdictions. The decreases in the effective tax rates were partially offset by valuation allowances associated with losses incurred by certain of our foreign businesses, state and local income taxes and other non-deductible business operating expenses.

As described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended November 30, 2008, there is uncertainty as to whether we will be able to recognize certain deferred tax assets. Refer to the section of this filing mentioned above for further information.

Net Income

Net income of $111.2 million for the six months ended November 30, 2008 compares to $123.1 million for the same period last year for a net margin on sales of 5.9% for the current period compared to the prior period’s 6.7% net margin on sales. The decline in net margin year-over-year resulted from the combined impact of declining sales volumes in both segments, higher raw material costs and unfavorable foreign exchange adjustments, offset partially by the impact of favorable acquisitions.

Diluted earnings per common share for this year’s first six months declined by 10.4% to $0.86 from $0.96 a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From:

Operating Activities

Operating activities provided cash flow of $104.0 million during the first six months of the current fiscal year compared with $104.1 million of cash flow provided during the same period of fiscal 2008.

A lower trade accounts receivable balance at the end of the current six month period, resulting from additional cash collections, provided $212.1 million in cash versus $120.3 million last year, or approximately $91.8 million more cash year over year. Inventory balances increased during both the current and prior year periods, which required $15.6 million of cash this year versus $29.1 million last year, or $13.5 million less cash year-over-year. Finally, we used $45.1 million more for accounts payable during this year’s first six months compared to the same period a year ago, as a result of a change in the timing of certain payments and increased activity levels.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, to expand capacity and to enhance our administration capabilities. Capital expenditures of $24.9 million during this year’s first six months compare with current-year depreciation of $32.2 million. Capital spending is expected to decline to a level which will trail depreciation expense at least through fiscal 2010. Due to additional capacity, which has been brought on-line over the last several years, we believe there is adequate production capacity to meet our needs based on anticipated growth rates. Any additional capital expenditures made over the next few years will likely relate primarily to new products and technology.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At November 30, 2008, the fair value of our investments in marketable securities totaled $69.8 million, of which investments with a fair value of $44.7 million were in an unrealized loss position. At May 31, 2008, the fair value of our investments in marketable securities totaled $110.4 million, of which investments with a fair value of $25.8 million were in an unrealized loss position. Total unrealized losses recorded in accumulated other comprehensive income at November 30, 2008 and May 31, 2008 were $23.6 million and $1.7 million, respectively. We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments until their cost can be recovered. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at November 30, 2008 were generally caused by the recent decline in valuations in the financial sector and the volatility in the global economy, specifically over the last few months of our recently completed second fiscal quarter. If general economic conditions were to continue to deteriorate, including continued uncertainties surrounding the volatility in financial markets and the viability of banks and other financial institutions, and if we were to experience continuing or significant additional unrealized losses within our portfolio of investments in marketable securities, we may recognize additional other-than-temporary impairment losses in future periods. Such potential losses could have a material impact on our results of operations. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments until their cost can be recovered.

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

Our available liquidity, including our cash and short-term investments and amounts available under our committed credit facilities, stood at $523.4 million at November 30, 2008. Our debt-to-capital ratio was 46.2% at November 30, 2008, compared with 48.6% at May 31, 2008.

During the first quarter of fiscal 2009, we called for redemption all of our outstanding Senior Convertible Notes due May 13, 2033. Prior to the redemption, virtually all of the holders converted their Senior Convertible Notes into shares of our common stock. For additional information, refer to Note L, “Convertible Notes,” to the Consolidated Financial Statements.

The following table summarizes our financial obligations and their expected maturities at November 30, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total
	Contractual
	Payment	Payments Due in
	Stream	2009	2010-11	2012-13	After 2013
	(In thousands)

Long-term debt obligations	$962,611	$171,247	$1,977	$189,604	$599,783
Capital lease obligations	4,631	764	1,361	1,237	1,269
Operating lease obligations	134,442	34,165	43,967	21,962	34,348
Other long-term liabilities(1):
Interest payments on long-term debt obligations	274,826	42,328	74,374	68,124	90,000
Contributions to pension and postretirment plans(2)	213,600	18,700	38,300	52,700	103,900

Total	$1,590,110	$267,204	$159,979	$333,627	$829,300

(1)	Excluded from other long-term liabilities is our liability for unrecognized tax benefits, which totaled $4.7 million at November 30, 2008. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume $10.2 million will be contributed to the U.S. plans in fiscal 2009; all other plans and years assume the required minimum contribution will be contributed. Also included are expected interest payments on long-term debt.

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

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2008 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Asbestos Litigation

Certain of our wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as our subsidiaries), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in six states — Texas, Florida, Mississippi, Maryland, Illinois and Ohio. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by our subsidiaries or others.

As of November 30, 2008, our subsidiaries had a total of 10,048 active asbestos cases compared to a total of 11,117 cases as of November 30, 2007. For the quarter ended November 30, 2008, our subsidiaries secured dismissals and/or settlements of 1,824 cases and made total payments of $16.4 million, which included defense-related payments of $6.1 million. For the comparable period ended November 30, 2007, dismissals and/or settlements covered 292 cases and total payments were $26.1 million, which included defense-related payments of $13.8 million. For the six months ended November 30, 2008, our subsidiaries secured dismissals and/or settlements of 2,025 cases and made total payments of $32.4 million, which included defense-related payments of $12.8 million. For the comparable period ended November 30, 2007, dismissals and/or settlements covered 657 cases and total payments were $48.9 million, which included defense-related payments of $22.6 million.

Of the 1,824 cases that were dismissed in the quarter ended November 30, 2008, 1,420 were non-malignancies or unknown disease cases that had been maintained on an inactive docket in Ohio and were administratively dismissed by the Cuyahoga County Court of Common Pleas. These claims were dismissed without prejudice and may be re-filed should the claimants involved be able to demonstrate disease in accordance with medical criteria laws established in the state of Ohio.

During the prior fiscal year, our subsidiaries incurred higher year-over-year, defense-related payments as a result of implementing various changes to our management and defense of asbestos claims, including a transition to a new claims intake and database service provider. To facilitate that transition and other related changes, we incurred duplicate defense-related payments approximating $3.0 million during last year’s second fiscal quarter. The transition was completed during the quarter ended February 29, 2008.

Excluding defense-related payments, the average payment made to settle or dismiss a case approximated $6,000 and $42,000 for each of the quarters ended November 30, 2008 and 2007, respectively. As discussed above, there were approximately 1,420 non-malignancies or unknown disease cases that were administratively dismissed during the current fiscal quarter. Excluding those dismissed cases, the average payment made to settle or dismiss a case approximated $25,000 for the quarter ended November 30, 2008. The amount and timing of dismissals and settlements can fluctuate significantly from period to period, resulting in volatility in the average cost to resolve a case in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal payments made on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis. For example, the amount paid to settle or dismiss a case can vary widely depending on a variety of factors, including the mix of malignancy and non-malignancy claimants, and the amount of defense expenditures incurred during the period.

For additional information on our asbestos litigation, including a discussion of our asbestos related loss contingencies and a discussion of certain of our subsidiaries complaint against certain third-party insurers, see Note F of the Notes to Consolidated Financial Statements.

EIFS Litigation

As of November 30, 2008, Dryvit, one of our wholly owned subsidiaries, was a defendant or co-defendant in various single family residential exterior insulated finish systems (“EIFS”) cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

Third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from our third party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third party insurers. In accordance with a Court order, the parties filed dispositive motions on certain of the coverage issues. Oral argument on these motions was completed on September 2, 2008. The parties currently await a ruling on their respective summary judgment motions, after which they will participate in a court-ordered and agreed mediation. Discovery is stayed in the meantime. A trial date has not yet been scheduled. If mediation is not successful, the parties will resume discovery and a trial date will be scheduled.

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

In October 2008, the Commonwealth of Massachusetts, acting through its Attorney General and Department of Environmental Protection, entered into a Settlement Agreement (the “Settlement Agreement”) with Mantrose-Haeuser Co., Inc. (“Mantrose”) and Zinsser Co., Inc. (“Zinsser”), concerning alleged violations by Mantrose and Zinsser (as successor to Mantrose) of certain environmental laws and regulations, including the Massachusetts Hazardous Waste Management Act, the Massachusetts Clean Waters Act, the Massachusetts Toxics Use Reduction Act, and the Massachusetts Oil and Hazardous Material Release Prevention and Response Act (collectively, the “Massachusetts Environmental Laws”), at Zinsser’s facility in Attleboro, Massachusetts (the “Attleboro Facility”). In response, in part, to the alleged violations, Zinsser has elected to withdraw from manufacturing at the Attleboro Facility certain of its products. Further, pursuant to the Settlement Agreement, Zinsser has agreed to pay a cash penalty of $2.0 million to the Commonwealth of Massachusetts, and has agreed to certain stipulated penalties in the event it violates the terms of the Settlement Agreement. Zinsser also agreed to take certain actions with respect to the Attleboro Facility, including complying with the Massachusetts Environmental Laws, developing and submitting updated air and water permit applications and making certain improvements at the Attleboro Facility relating to those applications, developing and implementing an environmental management system, and conducting an environmental compliance audit. Furthermore, Zinsser agreed to fund two supplemental environmental projects for the City of Attleboro, including providing $150,000 to the Northeast States for Coordinated Air Use Management for the installation of auxiliary power units on certain diesel-powered locomotives to help reduce particulate emissions in and around the City of Attleboro, and providing $150,000 for various waterfront improvements for the City of Attleboro. Zinsser has also separately agreed to donate certain parcels of the Attleboro Facility to the City of Attleboro, the terms of which donation are not set forth in the Settlement Agreement.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the second quarter of fiscal 2009:

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
Period	Purchased(1)	Paid per Share	Programs	Programs(2)

September 1, 2008 through September 30, 2008	105,400	$20.35	105,400	—
October 1, 2008 through October 30, 2008	1,133,697	$16.27	1,040,724	—
November 1, 2008 through November 30, 2008	457	$14.28		—

Total-Second Quarter	1,239,554	$16.62	1,146,124	—

(1)	A total of 93,430 shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stocks which were granted under RPM International Inc.’s 2004 Omnibus Equity Plan, the 2003 Restricted Stock Plan for Directors, the 1997 Restricted Stock Plan and the 2007 Restricted Stock Plan. The remaining 1,146,124 shares of common stock reported as purchased are attributable to our stock repurchase program.

(2)	Refer to Note K of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company previously disclosed the results of the matters voted upon at its Annual Meeting of Stockholders held on October 10, 2008 (the “Annual Meeting”) in a Current Report on Form 8-K filed on October 16, 2008. For the results of the voting at the Annual Meeting, please see the Company’s October 16, 2008 Form 8-K.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated By-Laws of RPM International Inc., which are incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2008 (File No. 001-14187).
10.1	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement.(x)
10.2	Form of Stock Appreciation Rights Agreement.(x)
10.3	Separation Agreement and General Release by and between the Company and Mr. Ernest Thomas, dated as of October 31, 2008.(x)
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)
32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)
32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

(x)	Filed herewith.

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

Dated: January 8, 2009