Form 10-Q
period 2009-02-28
RPM INTERNATIONAL INC/DE/
filed 2009-04-09
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009,
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

As of April 7, 2009
128,420,774 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

INDEX

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	41
Item 6.	Exhibits	41
Signatures		42
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-32.2

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2009	May 31, 2008
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$205,237	$231,251
Trade accounts receivable (less allowances of $22,500 and $24,554, respectively)	502,919	817,241
Inventories	463,613	476,149
Deferred income taxes	37,503	37,644
Prepaid expenses and other current assets	211,224	221,690

Total current assets	1,420,496	1,783,975

Property, Plant and Equipment, at Cost	1,008,251	1,054,719
Allowance for depreciation and amortization	(558,152)	(556,998)

Property, plant and equipment, net	450,099	497,721

Other Assets
Goodwill	830,567	908,358
Other intangible assets, net of amortization	347,995	384,370
Other	161,293	189,143

Total other assets	1,339,855	1,481,871

Total Assets	$3,210,450	$3,763,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$225,674	$411,448
Current portion of long-term debt	172,424	6,934
Accrued compensation and benefits	100,543	151,493
Accrued loss reserves	77,505	71,981
Asbestos-related liabilities	65,000	65,000
Other accrued liabilities	117,363	139,505

Total current liabilities	758,509	846,361

Long-Term Liabilities
Long-term debt, less current maturities	810,806	1,066,687
Asbestos-related liabilities	442,549	494,745
Other long-term liabilities	141,024	192,412
Deferred income taxes	17,073	26,806

Total long-term liabilities	1,411,452	1,780,650

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01 authorized 300,000 shares; issued and outstanding 128,411 as of February 2009; issued and outstanding 122,189 as of May 2008	1,284	1,222
Paid-in capital	778,362	612,441
Treasury stock, at cost	(50,283)	(6,057)
Accumulated other comprehensive income (loss)	(120,820)	101,162
Retained earnings	431,946	427,788

Total stockholders’ equity	1,040,489	1,136,556

Total Liabilities and Stockholders’ Equity	$3,210,450	$3,763,567

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

Net Sales	$635,396	$731,773	$2,510,826	$2,567,820
Cost of Sales	400,738	440,528	1,515,853	1,524,935

Gross Profit	234,658	291,245	994,973	1,042,885
Selling, General and Administrative Expenses	265,618	266,160	837,290	811,913
Interest Expense, Net	13,520	9,462	41,500	34,287

Income (Loss) Before Income Taxes	(44,480)	15,623	116,183	196,685
Provision (Benefit) for Income Taxes	(13,547)	3,473	35,873	61,412

Net Income (Loss)	$(30,933)	$12,150	$80,310	$135,273

Average Number of Shares of Common Stock Outstanding:
Basic	126,575	120,091	126,295	120,077

Diluted	126,575	130,223	128,553	130,408

Basic Earnings (Loss) per Share of Common Stock	$(0.24)	$0.10	$0.64	$1.13

Diluted Earnings (Loss) per Share of Common Stock	$(0.24)	$0.10	$0.63	$1.06

Cash Dividends Declared per Share of Common Stock	$0.200	$0.190	$0.590	$0.555

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	February 28,	February 29,
	2009	2008
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities:
Net income	$80,310	$135,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,433	46,220
Amortization	16,709	16,182
Deferred income taxes	6,780	30,452
Earnings of unconsolidated affiliates	(1,004)	(908)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	317,443	181,245
Decrease (increase) in inventory	17,398	(51,889)
Decrease in prepaid expenses and other current and long-term assets	23,641	3,965
(Decrease) in accounts payable	(188,436)	(103,180)
(Decrease) in accrued compensation and benefits	(52,486)	(13,973)
Increase (decrease) in accrued loss reserves	5,279	(4,632)
(Decrease) in other accrued liabilities	(72,935)	(24,329)
Payments made for asbestos-related claims	(52,196)	(67,595)
Other	(13,349)	14,949

Cash From Operating Activities	134,587	161,780

Cash Flows From Investing Activities:
Capital expenditures	(37,024)	(29,825)
Acquisition of businesses, net of cash acquired	(6,649)	(13,995)
Purchase of marketable securities	(71,583)	(74,696)
Proceeds from sales of marketable securities	65,452	66,422
Proceeds from the sales of assets or businesses		44,800
Other	777	(1,472)

Cash (Used For) Investing Activities	(49,027)	(8,766)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	108,146	130,288
Reductions of long-term and short-term debt	(202,175)	(2,715)
Issuance of stock for convertible bond redemption	150,612
Cash dividends	(76,152)	(67,467)
Repurchase of stock	(45,188)	(5,940)
Exercise of stock options, including tax benefit	1,980	6,086

Cash From (Used For) Financing Activities	(62,777)	60,252

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(48,797)	18,680

Net Change in Cash and Cash Equivalents	(26,014)	231,946
Cash and Cash Equivalents at Beginning of Period	231,251	159,016

Cash and Cash Equivalents at End of Period	$205,237	$390,962

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2009
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the U.S. for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and nine month periods ended February 28, 2009 and February 29, 2008. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2008.

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

NOTE B — MARKETABLE SECURITIES

The following tables summarize marketable securities held at February 28, 2009 and May 31, 2008 by asset type:

	Available-For-Sale Securities
				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
February 28, 2009	Cost	Gains	Losses	Amount)
	(In thousands)

Equity securities:
Stocks	$38,831	$245	$(16,786)	$22,290
Mutual funds	23,657	1	(9,181)	14,477

Total equity securities	62,488	246	(25,967)	36,767
Fixed maturity:
U.S. treasury and other government	9,338	381	(3)	9,716
Corporate	16,732	630	(92)	17,270

Total fixed maturity securities	26,070	1,011	(95)	26,986

Total	$88,558	$1,257	$(26,062)	$63,753

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

Marketable securities, included in other current and long-term assets, are composed of available-for-sale securities and are reported at fair value, based on quoted market prices. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Changes in the fair values of securities that are considered temporary are recorded as unrealized gains and losses, net of applicable taxes, in accumulated other comprehensive income (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in operating income in the period in which the unrealized losses are deemed other than temporary. In order to determine whether an other-than-temporary decline in market value has occurred, the duration of the decline in value and our ability to hold the investment are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value.

Gross gains and losses realized on sales of investments were $0.7 million and $0.1 million, respectively, for the quarter ended February 28, 2009. Gross gains and losses realized on sales of investments were $4.2 million and $3.2 million, respectively, for the quarter ended February 29, 2008. During the third quarter of fiscal 2009 and 2008, we recognized losses of $4.0 million and $0.7 million, respectively, for securities deemed to have other-than-temporary impairments. These amounts are included in net interest expense in the Consolidated Statements of Income.

Gross gains and losses realized on sales of investments were $4.4 million and $2.5 million, respectively, for the nine months ended February 28, 2009. Gross gains and losses realized on sales of investments were $6.9 million and $3.8 million, respectively, for the nine months ended February 29, 2008. During the first nine months of fiscal 2009 and 2008, we recognized losses of $7.4 million and $0.8 million, respectively, for securities deemed to have other-than-temporary impairments.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized below are the securities we held at February 28, 2009 and May 31, 2008 that were in an unrealized loss position included in accumulated other comprehensive income, aggregated by the length of time the investments had been in that position:

	February 28, 2009		May 31, 2008
		Gross		Gross
	Fair	Unrealized		Unrealized
	Value	Losses	Fair Value	Losses
	(In thousands)

Total investments with unrealized losses	$31,974	$(26,062)	$25,785	$(1,747)
Unrealized losses with a loss position for less than 12 months	27,280	(21,302)	24,730	(1,635)
Unrealized losses with a loss position for more than 12 months	4,694	(4,760)	1,055	(112)

Included in the figures above is our investment in Kemrock Industries, which has a fair value of $3.3 million and an unrealized loss of $8.9 million at February 28, 2009. At May 31, 2008, our investment in Kemrock Industries had a fair value of $20.9 million, and was in an unrealized gain position. We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. Unrealized losses at February 28, 2009 were generally caused by the recent decline in valuations in the financial markets and the volatility in the global economy, specifically over the last six months. If general economic conditions were to continue to deteriorate, including continued uncertainties surrounding the volatility in financial markets and the viability of banks and other financial institutions, and if we were to experience continuing or significant additional unrealized losses within our portfolio of investments in marketable securities, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying value of debt securities at February 28, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due:
Less than one year	$1,242	$1,264
One year through five years	13,816	14,345
Six years through ten years	4,271	4,449
After ten years	6,741	6,928

	$26,070	$26,986

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

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	February 28, 2009
	(In thousands)

Marketable securities	$63,753	$—	$—	$63,753
Interest rate swap	—	3,529	—	3,529
Cross-currency swap/interest rate swap	—	(3,231)	—	(3,231)

Total	$63,753	$298	$—	$64,051

NOTE D — INVENTORIES

Inventories were composed of the following major classes:

	February 28, 2009	May 31, 2008
	(In thousands)

Raw material and supplies	$147,282	$151,400
Finished goods	316,331	324,749

Total Inventory	$463,613	$476,149

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E — COMPREHENSIVE INCOME

The following table illustrates the components of total comprehensive income for each of the three and nine month periods ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
	(In thousands)

Net income (loss)	$(30,933)	$12,150	$80,310	$135,273
Other Comprehensive Income:
Foreign currency translation adjustments	(20,851)	9,705	(194,723)	47,082
Pension and other postretirement benefit liability adjustments, net of tax	1,314	1,637	6,302	1,637
Unrealized gain (loss) on securities, net of tax	(1,320)	(7,457)	(29,124)	2,203
Derivatives income, net of tax	(5,683)	(440)	(4,437)	5,181

Total Comprehensive Income (Loss)	$(57,473)	$15,595	$(141,672)	$191,376

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

As of February 28, 2009, our subsidiaries had a total of 10,281 active asbestos cases compared to a total of 11,350 cases as of February 29, 2008. For the quarter ended February 28, 2009, our subsidiaries secured dismissals and/or settlements of 228 cases and made total payments of $19.8 million, which included defense-related payments of $6.9 million. For the comparable period ended February 29, 2008, dismissals and/or settlements covered 225 cases and total payments were $18.7 million, which included defense-related payments of $9.4 million. For the nine months ended February 28, 2009, our subsidiaries secured dismissals and/or settlements of 2,253 cases and made total payments of $52.2 million, which included defense-related payments of $19.7 million. For the comparable period ended February 29, 2008, dismissals and/or settlements covered 882 cases and total payments were $67.6 million, which included defense-related payments of $32.0 million.

Of the 2,253 cases that were dismissed in the nine months ended February 28, 2009, 1,420 were non-malignancies or unknown disease cases that had been maintained on an inactive docket in Ohio and were administratively dismissed by the Cuyahoga County Court of Common Pleas during our second fiscal quarter ended November 30, 2008. These claims were dismissed without prejudice and may be re-filed should the claimants involved be able to demonstrate disease in accordance with medical criteria laws established in the state of Ohio.

During the quarter ended February 28, 2009, one payment totaling $3.6 million was made to satisfy an adverse judgment in a previous trial that occurred in calendar 2006 in California. This payment, which included a significant amount of accrued pre-judgment interest as required by California law, was made on December 8, 2008, approximately two and a half years after the adverse verdict and after all post-trial and appellate remedies had been exhausted. Such satisfaction of judgment amounts are not included in incurred costs until available appeals are

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exhausted and the final payment amount is determined. As a result, the timing and amount of any such payments could have a significant impact on quarterly settlement costs.

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

Excluding defense-related payments, the average payment made to settle or dismiss a case approximated $57,000 and $41,000 for each of the quarters ended February 28, 2009 and February 29, 2008, respectively. The amount and timing of dismissals and settlements can fluctuate significantly from period to period, resulting in volatility in the average cost to resolve a case in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal payments made on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis. For example, the amount paid to settle or dismiss a case can vary widely depending on a variety of factors, including the mix of malignancy and non-malignancy claimants, and the amount of defense expenditures incurred during the period.

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

During fiscal 2004, certain of our subsidiaries’ third-party insurers claimed exhaustion of coverage. On July 3, 2003, certain of our subsidiaries filed the case of Bondex International, Inc. et al. v. Hartford Accident and Indemnity Company et al., Case No. 1:03-cv-1322, in the United States District Court for the Northern District of Ohio, for declaratory judgment, breach of contract and bad faith against these third-party insurers, challenging their assertion that their policies covering asbestos-related claims have been exhausted. The coverage litigation involves, among other matters, insurance coverage for claims arising out of alleged exposure to asbestos containing products manufactured by the previous owner of the Bondex tradename before March 1, 1966. On March 1, 1966, Republic

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Powdered Metals Inc. (as it was known then), purchased the assets and assumed the liabilities of the previous owner of the Bondex tradename. That previous owner subsequently dissolved and was never a subsidiary of Republic Powdered Metals, Bondex, RPM, Inc. or the Company. Because of the earlier assumption of liabilities, however, Bondex has historically responded, and must continue to respond, to lawsuits alleging exposure to these asbestos-containing products. We discovered that the defendant insurance companies in the coverage litigation had wrongfully used cases alleging exposure to these pre-1966 products to erode their aggregate limits. This conduct, apparently known by the insurance industry based on discovery conducted to date, was in breach of the insurers’ policy language. Two of the defendant insurers have filed counterclaims seeking to recoup certain monies should the plaintiffs prevail on their claims.

During the second fiscal quarter ended November 30, 2006, plaintiffs and one of the defendant insurers reached a settlement of $15.0 million, the terms of which are confidential by agreement of the parties. The settling defendant was dismissed from the case.

In 2007, plaintiffs had filed motions for partial summary judgment against the defendants and defendants had filed motions for summary judgment against plaintiffs. In addition, plaintiffs had filed a motion to dismiss the counterclaim filed by one of the defendants. On December 1, 2008, the court decided the pending motions for summary judgment and dismissal. The court denied the plaintiffs’ motions for partial summary judgment and granted the defendants’ motions for summary judgment against plaintiffs on a narrow ground. The court also granted the plaintiffs’ motion to dismiss one defendant’s amended counterclaim. In light of its summary judgment rulings, the court entered judgment as a matter of law on all remaining claims and counterclaims, including the counterclaim filed by another defendant, and dismissed the action. The court also dismissed certain remaining motions as moot. Plaintiffs have filed a notice of appeal to the United States Sixth Circuit Court of Appeals and will continue to aggressively pursue their claims on appeal. At present, the appellate court has not yet entered a scheduling order in connection with the appeal.

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

The following table illustrates the movement of current and long-term asbestos-related liabilities through February 28, 2009:

Asbestos Liability Movement
(Current and Long-Term)

	Balance at	Additions to		Balance at
	Beginning of	Asbestos		End of
	Period	Charge	Deductions*	Period
		(In thousands)

Nine Months Ended February 28, 2009	$559,745		$52,196	$507,549
Year Ended May 31, 2008	354,268	$288,100	82,623	559,745
Year Ended May 31, 2007	421,285		67,017	354,268

*	Deductions include payments for defense-related costs and amounts paid to settle claims.

Other Contingencies

We provide, through our wholly-owned insurance subsidiaries, certain insurance coverage, primarily product liability, to our other subsidiaries. Excess coverage is provided by third-party insurers. Our reserves provide for

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these potential losses as well as other uninsured claims. As of February 28, 2009, the current portion of these reserves amounted to $61.8 million as compared with $56.5 million at May 31, 2008, while the total long-term reserves of $7.0 million at February 28, 2009 compare with $8.5 million at May 31, 2008. Product warranty expense is recorded within selling, general and administrative expense. We also offer a warranty program for our roofing systems and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience.

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

NOTE G — PENSION AND POSTRETIREMENT HEALTH CARE BENEFITS

We account for our pension plans and postretirement benefit plans in accordance with the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and nine month periods ended February 28, 2009 and February 29, 2008:

	U.S. Plans		Non-U.S. Plans
	Quarter Ended		Quarter Ended
	February 28,	February 29,	February 28,	February 29,
Pension Benefits	2009	2008	2009	2008
	(In thousands)

Service cost	$3,680	$3,560	$760	$867
Interest cost	2,976	2,574	1,915	1,634
Expected return on plan assets	(3,224)	(3,330)	(1,847)	(1,679)
Amortization of:
Prior service cost	85	60	1	6
Net actuarial losses recognized	663	354	310	381

Net Periodic Benefit Cost	$4,180	$3,218	$1,139	$1,209

	U.S. Plans		Non-U.S. Plans
	Quarter Ended		Quarter Ended
	February 28,	February 29,	February 28,	February 29,
Postretirement Benefits	2009	2008	2009	2008
	(In thousands)

Service cost	$—	$—	$99	$123
Interest cost	108	130	189	168
Prior service cost	(7)	(7)	—	—
Net actuarial (gains) losses recognized	(24)	—	—	23

Net Periodic Benefit Cost	$77	$123	$288	$314

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
Pension Benefits	2009	2008	2009	2008
	(In thousands)

Service cost	$11,040	$10,680	$2,279	$2,601
Interest cost	8,930	7,722	5,745	4,902
Expected return on plan assets	(9,670)	(9,990)	(5,540)	(5,036)
Amortization of:
Prior service cost	256	180	3	19
Net actuarial losses recognized	1,989	1,061	932	1,144

Net Periodic Benefit Cost	$12,545	$9,653	$3,419	$3,630

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
Postretirement Benefits	2009	2008	2009	2008
	(In thousands)

Service cost	$—	$—	$295	$370
Interest cost	324	391	567	505
Prior service cost	(21)	(21)
Net actuarial (gains) losses recognized	(72)			67

Net Periodic Benefit Cost	$231	$370	$862	$942

We previously disclosed in our financial statements for the fiscal year ended May 31, 2008 that we expected to contribute approximately $10.3 million to our retirement plans in the U.S. and approximately $7.5 million to plans outside the U.S. during the current fiscal year. At November 30, 2008, we updated our expected contributions to the Retirement Plans in the U.S. to be $10.2 million, and anticipated no change with regard to our foreign plans. As of February 28, 2009, we do not anticipate any changes to these contribution levels.

At February 28, 2009, the fair value of the assets held by our pension plans has declined since our measurement date of May 31, 2008, due primarily to the recent significant declines in the stock markets. Assuming that there will be no significant recovery in the stock markets and that we will not contribute significant funds to our plans prior to the end of our current fiscal year ending May 31, 2009, we may be required to increase our recorded liability for the net underfunded status of our pension plans, and we would expect pension expense in fiscal 2010 to increase from fiscal 2009. Further, a decline in the value of our pension plan assets could require accelerated and higher cash contributions to our pension plans. Such amounts are not currently quantifiable because our required valuation of the assets and obligations of our pension plans will not occur until May 31, 2009.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H — COST REDUCTION INITIATIVES

During the first nine months of fiscal 2009, we undertook various actions to lower the fixed cost base of certain of our businesses in response to the current economic environment. As a result of these cost reduction measures, which have included personnel reductions, we have incurred employee separation costs. During the third quarter, we incurred $14.5 million of pre-tax charges and $20.3 million year to date in relation to these actions. We do not anticipate any further expenses in relation to these particular cost reduction initiatives. Of the $14.5 million incurred during the third fiscal quarter ended February 28, 2009, $11.2 million was related to our industrial reportable segment (“industrial segment”) and $3.2 million was related to our consumer reportable segment (“consumer segment”) with the remainder recognized at the nonoperating level. These costs, all of which are cash costs, are reflected within selling, general and administrative expenses on our consolidated statements of income.

NOTE I — EARNINGS PER SHARE

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance-based awards are included in the average diluted shares outstanding each period if established market or performance criteria have been met at the end of the respective periods.

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Shares Outstanding
Weighted-average common shares outstanding	126,575	120,091	126,295	120,077
Net issuable common share equivalents(1)	—	2,099	1,134	2,298
Additional shares issuable assuming conversion of convertible securities	—	8,033	1,124	8,033

Total shares for diluted earnings per share	126,575	130,223	128,553	130,408

Net Income (Loss)
Net income (loss), basic	$(30,933)	$12,150	$80,310	$135,273
Add: Income effect of convertible securities	—	771	280	2,313

Net income (loss), diluted	$(30,933)	$12,921	$80,590	$137,586

Earnings (Loss) Per Share
Basic Earnings (Loss) Per Share of Common Stock	$(0.24)	$0.10	$0.64	$1.13

Diluted Earnings (Loss) Per Share of Common Stock	$(0.24)	$0.10	$0.63	$1.06

(1)	Conversion of the net issuable common share equivalents for the three month period ended February 28, 2009 was not assumed, since the result would have been anti-dilutive as a result of the net loss incurred for the quarter.

NOTE J — INCOME TAXES

The effective income tax benefit rate was 30.5% for the three months ended February 28, 2009 compared to an effective income tax expense rate of 22.2% for the three months ended February 29, 2008.

For the three months ended February 28, 2009 and, to a lesser extent for the three months ended February 29, 2008, the effective tax rate differed from the federal statutory rate principally due to decreases in taxes as a result of the impact of certain foreign operations on our U.S. taxes and the effect of lower tax rates in certain of our foreign jurisdictions. The decreases in the effective tax rates were partially offset by provisions for valuation allowances associated with losses incurred by certain of our foreign businesses, state and local income taxes and other non-deductible business operating expenses.

The effective income tax expense rate was 30.9% for the nine months ended February 28, 2009 compared to an effective income tax expense rate of 31.2% for the nine months ended February 29, 2008.

For the nine months ended February 28, 2009 and, to a lesser extent for the nine months ended February 29, 2008, the effective tax rate differed from the federal statutory rate principally as a result of the impact of certain

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign operations on our U.S. taxes and the effect of lower tax rates in certain of our foreign jurisdictions. The decreases in the effective tax rates were partially offset by valuation allowances associated with losses incurred by certain of our foreign businesses, state and local income taxes and other non-deductible business operating expenses.

As of February 28, 2009, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we intend to maintain the tax valuation allowance recorded at February 28, 2009 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support the reversal of the tax valuation allowances. This valuation allowance relates to U.S. federal foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets recorded in purchase accounting. Any reversal of the valuation allowance that was recorded in purchase accounting would reduce goodwill.

As of February 28, 2009, we had unrecognized tax benefits of approximately $3.2 million, of which approximately $2.4 million would impact the effective tax rate, if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At February 28, 2009, the accrual for interest and penalties totaled approximately $1.3 million.

We file income tax returns in the U.S. and various state, local and foreign jurisdictions. As of February 28, 2009, we are subject to U.S. federal income tax examinations for the fiscal years 2006 through 2008. In addition, with limited exceptions, we are subject to various state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2002 through 2008. We do not anticipate any significant changes to the total unrecognized tax benefits within the next 12 months.

NOTE K — SEGMENT INFORMATION

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

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe. Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and to other smaller customers through distributors. This reportable segment comprises three operating segments — our DAP Group, Rust-Oleum/

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Zinsser Group, and RPM II/Consumer Group. Products within this reportable segment include specialty, hobby and professional paints; caulks; adhesives; silicone sealants; wood stains and specialty confectionary coatings and films.

In addition to our two reportable segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either reportable segment. Assets related to the corporate/other category consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other assets and expenses reconcile reportable segment data to total consolidated income before income taxes and identifiable assets. Our comparative three and nine month results for the periods ended February 28, 2009 and February 29, 2008, and identifiable assets as of February 28, 2009 and May 31, 2008 are presented in segment detail in the following table.

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
	(In thousands)

Net Sales
Industrial Segment	$406,691	$467,538	$1,729,851	$1,681,984
Consumer Segment	228,705	264,235	780,975	885,836

Consolidated	$635,396	$731,773	$2,510,826	$2,567,820

Gross Profit
Industrial Segment	$156,845	$191,717	$713,029	$701,576
Consumer Segment	77,813	99,528	281,944	341,309

Consolidated	$234,658	$291,245	$994,973	$1,042,885

Income (Loss) Before Income Taxes
Industrial Segment	$(21,135)	$17,718	$141,335	$170,428
Consumer Segment	2,717	19,003	50,788	91,673
Corporate/Other	(26,062)	(21,098)	(75,940)	(65,416)

Consolidated	$(44,480)	$15,623	$116,183	$196,685

	February 28,	May 31,
Identifiable Assets	2009	2008

Industrial Segment	$1,684,468	$2,130,532
Consumer Segment	1,156,301	1,342,572
Corporate/Other	369,681	290,463

Consolidated	$3,210,450	$3,763,567

NOTE L — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the nine month period ended February 28, 2009, we repurchased approximately 2.4 million shares of our common stock at a cost of approximately $43.4 million under this program. There was no activity under this program during the third quarter of fiscal 2009.

NOTE M — CONVERTIBLE NOTES

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

NOTE N — SUBSEQUENT EVENT

On April 7, 2009, we replaced our existing $125.0 million accounts receivable securitization program, under which we had no outstanding balance at February 28, 2009, and which was set to expire on May 7, 2009, with a new, three-year, $150.0 million accounts receivable securitization program (the “new program”). The new program, which was established with two banks for certain of our subsidiaries (“originating subsidiaries”), contemplates that the originating subsidiaries will sell certain of their accounts receivable to RPM Funding Corporation, a wholly owned special purpose entity (“SPE”), which will then transfer undivided interests in such receivables to the participating banks. Once transferred to the SPE, such receivables are owned in their entirety by the SPE and are not available to satisfy claims of our creditors or creditors of the originating subsidiaries until the obligations owing to the participating banks have been paid in full. The transactions contemplated by the new program do not constitute a form of off-balance sheet financing and will be fully reflected in our financial statements. Entry into the new program increases our liquidity by $25.0 million, but increases our financing costs due to higher market rates. The amounts available under the program are subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable.

NOTE O — NEW ACCOUNTING STANDARDS

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

We use significant judgment in determining the most appropriate method to establish the fair values of each of our reporting units. We estimate the fair values of our reporting units by employing various valuation techniques, depending on the availability and reliability of comparable market value indicators, and employ methods and assumptions which include the application of third-party market value indicators and the computation of discounted future cash flows for each of our reporting unit’s annual projected earnings before interest, taxes, depreciation and amortization. In applying this methodology, we rely on a number of factors, including future business plans, actual and forecasted operating results, and market data. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of goodwill impairment testing for each reporting unit, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected. In the event that our calculations indicate that goodwill is impaired, a fair value estimate of each tangible and intangible asset would be established. This process would require the estimation of the discounted cash flows expected to be generated by each asset in addition to independent asset appraisals, as appropriate, and, if impaired, these balances would be written down to fair value. Our cash flow estimates are based on our historical experience and our internal business plans, and appropriate discount rates are applied. Losses, if any, resulting from goodwill impairment tests would be reflected in pre-tax income in our income statement. We have not incurred any such impairment losses to date.

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

Marketable Securities

Marketable securities, included in other current and long-term assets, are composed of available for sale securities and are reported at fair value, based on quoted market prices. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Changes in fair values of securities that are considered temporary, are recorded as unrealized gains and losses, net of applicable taxes, in accumulated other comprehensive income (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in operating income in the period in which the unrealized losses are deemed other than temporary. In order to determine whether an other-than-temporary decline in market value has occurred, the duration of the decline in value and our ability to hold the investment to recovery are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value.

Pension and Postretirement Plans

We sponsor qualified defined benefit pension plans and various other nonqualified postretirement plans. The qualified defined benefit pension plans are funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations. A significant increase in our contribution requirements with respect to our qualified defined benefit pension plans could have an adverse impact on our cash flow.

Changes in our key plan assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit and various postretirement benefit plans. Based upon May 31, 2008 information, the following tables reflect the impact of a 1% change in the key assumptions applied to our defined benefit pension plans in the U.S. and internationally:

	U.S.				International
	1% Increase		1% Decrease		1% Increase		1% Decrease
	(In millions)

Discount Rate
Increase (decrease) in expense in FY 2008		$(2.7)		$2.9		$(2.1)		$2.3
Increase (decrease) in obligation as of May 31, 2008		$(21.2)		$23.2		$(19.7)		$23.8
Expected Return on Plan Assets
Increase (decrease) in expense in FY 2008		$(1.5)		$1.5		$(1.0)		$1.0
Increase (decrease) in obligation as of May 31, 2008	$	N/A	$	N/A	$	N/A	$	N/A
Compensation Increase
Increase (decrease) in expense in FY 2008		$2.4		$(2.1)		$1.0		$(0.9)
Increase (decrease) in obligation as of May 31, 2008		$9.7		$(8.6)		$5.4		$(4.8)

Based upon May 31, 2008 information, the following tables reflect the impact of a 1% change in the key assumptions applied to our various postretirement health care plans:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
	(In millions)

Discount Rate
Increase (decrease) in expense in FY 2008	$—	$—	$(0.2)	$0.3
Increase (decrease) in obligation as of May 31, 2008	$(0.5)	$0.5	$(2.1)	$2.6
Healthcare Cost Trend Rate
Increase (decrease) in expense in FY 2008	$0.0	$(0.0)	$0.4	$(0.1)
Increase (decrease) in obligation as of May 31, 2008	$0.5	$(0.5)	$2.9	$(1.9)

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

	Quarter Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
	(In thousands)

Net Sales
Industrial Segment	$406,691	$467,538	$1,729,851	$1,681,984
Consumer Segment	228,705	264,235	780,975	885,836

Consolidated	$635,396	$731,773	$2,510,826	$2,567,820

Gross Profit
Industrial Segment	$156,845	$191,717	$713,029	$701,576
Consumer Segment	77,813	99,528	281,944	341,309

Consolidated	$234,658	$291,245	$994,973	$1,042,885

Income (Loss) Before Income Taxes(a)
Industrial Segment
Income Before Income Taxes(a)	$(21,135)	$17,718	$141,335	$170,428
Interest (Expense), Net	(141)	(311)	(237)	(1,968)

EBIT(b)	$(20,994)	$18,029	$141,572	$172,396

Consumer Segment
Income Before Income Taxes(a)	$2,717	$19,003	$50,788	$91,673
Interest (Expense), Net	(1,022)	(855)	(3,438)	(2,705)

EBIT(b)	$3,739	$19,858	$54,226	$94,378

Corporate/Other
(Expense) Before Income Taxes(a)	$(26,062)	$(21,098)	$(75,940)	$(65,416)
Interest (Expense), Net	(12,357)	(8,296)	(37,825)	(29,614)

EBIT(b)	$(13,705)	$(12,802)	$(38,115)	$(35,802)

Consolidated
Income (Loss) Before Income Taxes(a)	$(44,480)	$15,623	$116,183	$196,685
Interest (Expense), Net	(13,520)	(9,462)	(41,500)	(34,287)

EBIT(b)	$(30,960)	$25,085	$157,683	$230,972

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles (“GAAP”) in the U.S., to EBIT.

(b)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended February 28, 2009

Net Sales

On a consolidated basis, net sales of $635.4 million for the third quarter ended February 28, 2009 declined 13.2%, or $96.4 million, over net sales of $731.8 million during the same period last year. The organic decline in sales amounted to 16.2%, or $118.4 million, of the shortfall in net sales over the prior year third quarter result, which includes volume-related declines approximating 13.1% or $95.9 million, and the impact of net unfavorable foreign exchange rates year-over-year, which amounted to 6.7%, or $49.0 million, offset partially by pricing initiatives representing 3.6% of the prior period sales, or $26.5 million. These pricing initiatives, including those across both of our reportable segments, were instituted primarily during prior periods in order to offset the rising costs of many of our raw materials. Foreign exchange losses resulted from the strong dollar against nearly all major foreign currencies, with the majority of the losses resulting from the weaker euro and Canadian dollar. Seven small acquisitions provided 3.0% of sales growth over last year, or $22.0 million.

Industrial segment net sales, which comprised 64.0% of the current quarter’s consolidated net sales, totaled $406.7 million, a decline of 13.0% from $467.6 million during last year’s third quarter. This segment’s net sales decline resulted primarily from an overall decline in organic sales, which accounted for a 17.7% decline over prior year third quarter sales, and included 8.4% from net unfavorable foreign exchange differences and volume declines approximating 12.3%, offset partially by 3.0% as a result of prior period price increases. Six small acquisitions provided 4.7% growth over the prior year third quarter. The pure unit organic sales decline in the industrial segment resulted primarily from declines in exterior insulated finishing systems, sealants and certain specialty colorant and coatings product lines. There was slow, but continued growth during the quarter from ongoing industrial and commercial maintenance and improvement activities in Canada, Latin America, South Africa and the Middle East. A few of our industrial segment product lines, including corrosion control coatings and global roofing products and services, continued to grow organic sales during the quarter. Despite the impact of the continuing weak economic environment on certain sectors of our domestic commercial construction markets, which we expect will continue throughout the remainder of our current fiscal year, we continue to secure new business through strong brand offerings, new product innovations and international expansion.

Consumer segment net sales, which comprised 36.0% of the current quarter’s consolidated net sales, decreased by 13.4% to $228.7 million from $264.2 million during last year’s third quarter. The decline in this segment was purely organic, including volume declines approximating 14.4%, in addition to the impact of net unfavorable foreign exchange rates for approximately 3.6%, offset partially by prior period price increases, which provided 4.6%. The organic sales volume decline reflects the continued weakness in the economy, including sluggish sales for retailers and distributors impacted by the domestic housing recession. Our consumer segment continues to increase market penetration at major retail accounts with various new product launches, some of which occurred earlier in this fiscal year, while also refocusing efforts on our various repair and maintenance products.

Gross Profit Margin

Our consolidated gross profit declined to 36.9% of net sales this quarter from 39.8% of net sales for the same period a year ago, reflecting our overall lower overhead absorption resulting from a 13.1% decline in organic sales volume, which accounted for approximately 2.8% of sales, or 280 basis points (“bps”). Higher raw material costs, which impacted the current gross profit margin by approximately 280 bps, reflect the impact of year-over-year increases in oil prices and energy costs, which had previously put upward pressure on many of our raw material, packaging and transportation costs. Higher pricing, which favorably impacted our gross profit margin by approximately 270 bps, only partially offset the combination of these year-over-year higher raw materials costs and the impact of declining sales volumes. While many of our key raw materials costs were higher than they were during the same period a year ago, such as plasticizers, epoxies, various solvents and resins, we experienced some relief in certain other raw material and transportation costs this quarter, as a result of declines in certain energy prices. We anticipate that these changes will favorably impact our gross profit margin during the final quarter of the current fiscal year.

Our industrial segment gross profit for the third quarter of fiscal 2009 fell by 240 bps, to 38.6% of net sales from last year’s third quarter result of 41.0% of net sales. This segment’s 12.3% decline in organic sales volume unfavorably impacted this segment’s gross margin by approximately 340 bps during the current period, in addition to higher raw material costs which had a negative impact of approximately 130 bps. Higher selling prices approximating 230 bps slightly offset these costs during the quarter.

Our consumer segment gross profit for the quarter declined to 34.0% of net sales from 37.7% of net sales for the same period last year, or approximately 370 bps, mainly as a result of the approximate 550 bps impact of higher raw material costs, partially offset by the impact of recent price increases approximating 370 bps. The remaining 190 bps related to this segment’s organic sales volume decline of 14.4% versus last year’s third quarter net sales.

Selling, General and Administrative Expenses (“SG&A”)

Our consolidated SG&A increased to 41.8% of net sales for the current quarter compared with 36.4% a year ago. The 540 bps increase in SG&A as a percent of sales primarily reflects certain additional strategic initiatives that were undertaken this quarter in order to reduce our fixed cost base in light of the worldwide recession, by certain of our businesses relating to additional headcount reductions, which resulted in severance costs approximating 230 bps for the quarter. We anticipate that these strategic reductions will favorably impact our margins during the fourth fiscal quarter of this year. The increase in SG&A as a percent of sales also reflects the impact of the overall unit volume decline in net sales, combined with additional bad debt, warranty and unfavorable foreign exchange adjustments over the prior year, offset partially by lower commissions on declining sales and lower compensation-related costs.

Our industrial segment SG&A increased to 43.8% of net sales for the current quarter from 37.1% for the same period last year, reflecting the impact of certain additional severance expenses incurred during the current quarter, which approximated 280 bps for this segment. Additionally, there were higher employment-related costs, including increased compensation and benefit-related accruals, and additional bad debt and warranty-related expense. Partially offsetting those items was the favorable impact of the prior quarter headcount reductions.

Our consumer segment SG&A as a percentage of net sales for the current quarter increased by 220 bps to 32.4% compared with 30.2% a year ago, reflecting the unfavorable margin impact of the sales volume decline in net sales in this segment, in addition to certain strategic reductions in this segment’s workforce which approximated 140 bps.

SG&A expenses in our corporate/other category increased during the current quarter to $13.7 million from $12.8 million during the corresponding period last year. This increase essentially reflects the combination of net unfavorable foreign currency adjustments and higher legal expense. Partially offsetting these higher expenses was the impact of lower compensation-related expenses versus last year’s third fiscal quarter.

License fee and joint venture income of approximately $0.6 million and $0.8 million for each of the quarters ended February 28, 2009 and February 29, 2008, respectively, are reflected as reductions of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit costs of $5.7 million and $4.9 million for the quarters ended February 28, 2009 and February 29, 2008, respectively. This increased pension expense of $0.8 million was primarily the result of higher interest costs approximating $0.6 million, along with net actuarial losses incurred of approximately $0.2 million. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note G, “Pension and Postretirement Health Care Benefits,” for additional information regarding these benefits.

Net Interest Expense

Net interest expense was approximately $4.1 million higher in the third quarter of fiscal 2009 than in the corresponding period of fiscal 2008. We currently include interest income and expense, along with realized gains and losses on the sales of our marketable securities and other-than-temporary impairment losses on our marketable securities in this net figure.

Interest expense was $12.4 million during this year’s third fiscal quarter versus $13.5 million for the corresponding period a year ago, for a decrease of $1.1 million. The combination of lower interest rates, which averaged 4.7% overall during the quarter compared with 4.9% in the prior year period, and lower average borrowings this quarter reduced interest expense by approximately $2.3 million versus last year’s third quarter. Partially offsetting this reduction was the impact of higher weighted-average net borrowings associated with recent acquisitions, approximating $120.6 million during the quarter, which increased interest expense by approximately $0.7 million, and other additional interest-related costs approximating $0.5 million.

Interest and dividend income was $2.2 million during the third quarter of fiscal 2009 versus $3.7 million during the corresponding period last year, or a decrease of $1.5 million. Net realized gains on the sales of investments resulted in a net gain of $0.6 million for the quarter ended February 28, 2009 versus a net gain of $1.0 million for the same period last year. Additionally, there were impairments recognized on securities that management has determined are other-than-temporary declines in value, which approximated $4.0 million and $0.7 million for the third fiscal quarter of 2009 and 2008, respectively. The year over year changes in these items reflect the current global economic downturn and related declines in the U.S. financial markets..

Income (Loss) Before Income Taxes (“IBT”)

Our consolidated pretax loss for this year’s third quarter of $44.5 million compares with last year’s third quarter pretax income of $15.6 million, for a negative margin on net sales of 7.0% versus a profit margin on sales of 2.2% a year ago.

Our industrial segment had a pretax loss of $21.1 million versus last year’s pretax income of $17.7 million, reflecting this segment’s 12.3% decline in organic sales volume during the quarter, as previously discussed, in addition to certain higher raw material costs and additional severance expense occurring during this year’s third quarter. Our consumer segment IBT declined to $2.7 million for the quarter, from $19.0 million last year, primarily as a result of the 14.4% organic sales decline combined with additional severance expenses and certain higher raw material costs.

Income Tax Rate

Our effective income tax benefit rate was 30.5% for the three months ended February 28, 2009 compared to an effective income tax expense rate of 22.2% for the three months ended February 29, 2008.

For the three months ended February 28, 2009 and, to a lesser extent for the three months ended February 29, 2008, the effective tax rate differed from the federal statutory rate principally due to decreases in taxes as a result of the impact of certain foreign operations on our U.S. taxes and the effect of lower tax rates in certain of our foreign jurisdictions. The decreases in the effective tax rates were partially offset by provisions for valuation allowances associated with losses incurred by certain of our foreign businesses, state and local income taxes and other non-deductible business operating expenses.

As of February 28, 2009, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we intend to maintain the tax valuation allowance recorded at February 28, 2009 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support the reversal of the tax valuation allowances. This valuation allowance relates to U.S. federal foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets recorded in purchase accounting. Any reversal of the valuation allowance that was recorded in purchase accounting would reduce goodwill.

Net Income (Loss)

Net loss of $30.9 million for the three months ended February 28, 2009 compares to net income of $12.2 million for the same period last year, for a negative net margin on sales of 4.9% for the current quarter compared to the prior year’s 1.7% net margin on sales. The decline in net margin year-over-year resulted from the combined impact of declining sales volumes in both segments, higher raw material costs and severance-related expense, offset partially by the impact of acquisitions and price increases.

Diluted loss per common share for this year’s third quarter of $0.24 compares with diluted earnings per share of $0.10 a year ago.

Nine Months Ended February 28, 2009

Net Sales

On a consolidated basis, net sales of $2.51 billion for the nine months ended February 28, 2009 decreased 2.2%, or $56.9 million, over net sales of $2.57 billion during the same period last year. Organic sales declined by 5.5%, or $139.8 million, from last year, including volume-related declines approximating 6.3% or $158.6 million, and the impact of net unfavorable foreign exchange rates year-over-year, which amounted to 2.4%, or $62.0 million, offset partially by pricing initiatives representing 3.2%, or $80.8 million. These pricing initiatives, including those across both of our reportable segments, were instituted primarily during prior periods in order to offset the rising costs of many of our raw materials. Foreign exchange losses resulted from the stronger dollar against nearly all major foreign currencies, with the majority of the losses resulting from the weaker euro and Canadian dollar. Ten small acquisitions, net of the lost revenue related to the divestiture of our Bondo subsidiary during last year’s second fiscal quarter, provided 3.3% of the sales growth over last year, or $82.9 million.

Industrial segment net sales, which comprised 68.9% of consolidated net sales for this year’s first nine months, totaled $1.73 billion, an increase of 2.8% from $1.68 billion during last year’s first nine months. This segment’s net sales growth resulted primarily from eight small acquisitions, which contributed 6.7% of the growth over the prior year period. Organic sales declined by 3.9% from the corresponding prior year period, including the combination of 2.8% from net unfavorable foreign exchange differences and volume declines approximating 4.2%, offset partially by 3.1% from favorable pricing.

Consumer segment net sales, which comprised 31.1% of the current year’s consolidated net sales, decreased by 11.8% to $781.0 million from $885.8 million during last year’s first nine months. Contributing to this segment’s net sales decline was the impact of the divestiture of our Bondo subsidiary during last year’s second fiscal quarter, which was only slightly offset by recent acquisitions, for a net negative impact of 3.3%. Additionally, our consumer segment organic sales declined by 8.5%, which includes the combined impact of net unfavorable foreign exchange rates for approximately 1.7% and a decline in sales volume amounting to approximately 10.1%, offset partially by pricing, which provided approximately 3.3%.

Gross Profit Margin

Our consolidated gross profit declined to 39.6% of net sales this first nine months from 40.6% of net sales for the same period a year ago, reflecting the impact of increased raw material costs, which were only partially offset by our recent price increases, for a net negative impact of approximately 80 bps. Additionally, the impact of the 6.3% decline in organic sales volume, resulting in lower overhead absorption, provided the remainder of the decline in this year’s gross profit margin.

Our industrial segment gross profit for the first nine months of fiscal 2009 dropped by approximately 50 bps to 41.2% of net sales from 41.7% of net sales a year ago. Higher raw materials costs net of higher selling prices during the current year period resulted in a net unfavorable impact on this segment’s gross profit margin of approximately 10 bps, while the impact of the 4.2% decline in organic sales volume provided the remainder of the decline.

Our consumer segment gross profit for the first nine months of fiscal 2009 declined to 36.1% of net sales from 38.5% of net sales in the corresponding period last year, or approximately 240 bps, mainly as a result of the approximate 460 bps impact of higher raw material costs, partially offset by recent price increases approximating

250 bps, combined with this segment’s 10.1% organic sales volume decline over last year. Partially offsetting the impact of these items was a favorable mix of sales compared with the prior year period.

SG&A

Our consolidated SG&A increased to 33.3% of net sales for the first nine months of fiscal 2009 compared with 31.6% for the same period a year ago. The 170 bps increase in SG&A as a percentage of net sales primarily reflects the impact of certain additional strategic initiatives that were undertaken in order to reduce our fixed cost base, in light of the worldwide recession, by some of our businesses relating to further headcount reductions, which resulted in severance costs that impacted SG&A as a percentage of net sales by approximately 80 bps for the current year to date period. Also reflected in this increase was the overall unit volume decline in net sales, combined with additional bad debt, environmental and warranty-related expense versus the prior year. These additional expenses were partially offset by reductions in advertising and legal expense, and also reflect the favorable impact of declines in commissions and other compensation reductions that resulted from the reductions in force previously implemented across both segments. We anticipate that the additional strategic reductions taken during the current year’s third fiscal quarter will favorably impact our margins during the final fiscal quarter of 2009.

Our industrial segment SG&A increased to 33.0% of net sales for the first nine months of the current fiscal year from 31.5% for the same period last year, reflecting certain severance expenses incurred during the current year to date period, which approximated 90 bps for this segment. The change also reflects the impact of higher employment-related costs, including increased compensation and benefit-related accruals, higher warranty-related expense, and additional bad debt expense over the prior year period. Partially offsetting those items was certain favorable foreign exchange transactions during the current year’s first nine months.

Our consumer segment SG&A as a percentage of net sales for the first nine months of the current fiscal year increased by 130 bps to 29.2% compared with 27.9% a year ago, reflecting primarily the unit volume decline in net sales in this segment, in addition to certain strategic reductions in this segment’s workforce which approximated 70 bps.

SG&A expenses in our corporate/other category increased during the current year to date period to $38.1 million from $35.8 million during the corresponding period last year. This increase essentially reflects the impact of net unfavorable foreign currency adjustments and prior year favorable insurance-related loss reserve adjustments, which did not recur this year, partially offset by this year’s lower legal expenses and lower compensation-related expense versus last year’s first nine months.

License fee and joint venture income of approximately $2.1 million and $1.9 million for each of the first nine months of fiscal 2009 and 2008, respectively, are reflected as reductions of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit costs of $17.1 million and $14.6 million for the nine month periods ended February 28, 2009 and February 29, 2008, respectively. This increased pension expense of $2.5 million was primarily the result of higher interest costs approximating $2.0 million, along with net actuarial losses incurred of approximately $0.5 million. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note G, “Pension and Postretirement Health Care Benefits,” for additional information regarding these benefits.

Net Interest Expense

Net interest expense was approximately $7.2 million higher in the first nine months of fiscal 2009 than in the corresponding period of fiscal 2008. We currently include interest income and expense, along with realized gains and losses on the sales of our marketable securities and other-than-temporary impairment losses on our marketable securities in this net figure.

Interest expense was $42.3 million for the first nine months of fiscal 2009, versus $45.0 million for the corresponding prior year period, or a decrease of $2.7 million. Our lower average borrowings during the current period reduced interest expense by $8.3 million, while higher interest rates, which averaged 5.4% overall during the current period, compared with 5.3% in the prior year period, caused interest expense to increase by approximately $0.3 million. Additionally, higher weighted-average net borrowings associated with recent acquisitions, which approximated $126.5 million during the current period, increased interest expense by approximately $3.9 million, while other additional interest-related costs increased interest expense by an additional $1.4 million.

Interest and dividend income was $6.3 million during the first nine months of fiscal 2009 versus $8.4 million during the corresponding period last year, or a decrease of $2.1 million. Net realized gains on the sales of investments resulted in a net gain of $1.9 million for the nine months ended February 28, 2009 versus a net gain of $3.1 million for the same period last year. Additionally, there were impairments recognized on securities that management has determined are other-than-temporary declines in value, which approximated $7.4 million and $0.8 million for the first nine months of fiscal 2009 and 2008, respectively. The year over year changes in these items reflect the current global economic downturn and related declines in the U.S. financial markets.

IBT

Our consolidated IBT for this year’s first nine months declined to $116.2 million versus $196.7 million during the same period a year ago, for a margin of 4.6% of net sales versus 7.7% a year ago.

Our industrial segment IBT decreased by 17.1%, to $141.3 million from last year’s $170.4 million, reflecting this segment’s 4.2% decline in organic sales over the prior year period, as previously discussed, combined with additional bad debt and warranty expense, compensation-related expense and severance expense occurring during this year’s first nine months. Our consumer segment IBT declined by 44.6%, to $50.8 million from $91.7 million last year, primarily as a result of declining sales volumes combined with net higher raw material costs and severance expense versus the prior year to date period.

Income Tax Rate

The effective income tax expense rate was 30.9% for the nine months ended February 28, 2009 compared to an effective income tax expense rate of 31.2% for the nine months ended February 29, 2008.

For the nine months ended February 28, 2009 and, to a lesser extent for the nine months ended February 29, 2008, the effective tax rate differed from the federal statutory rate principally as a result of the impact of certain foreign operations on our U.S. taxes and the effect of lower tax rates in certain of our foreign jurisdictions. The decreases in the effective tax rates were partially offset by provisions for valuation allowances associated with losses incurred by certain of our foreign businesses, state and local income taxes and other non-deductible business operating expenses.

As described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended February 28, 2009, there is uncertainty as to whether we will be able to recognize certain deferred tax assets. Refer to that section for further information.

Net Income

Net income of $80.3 million for the nine months ended February 28, 2009 compares to $135.3 million for the same period last year for a net margin on sales of 3.2% for the current period compared to the prior period’s 5.3% net margin on sales. The decline in net margin year-over-year resulted from the combined impact of declining sales volumes in both segments, higher raw material costs and severance expense, offset partially by the impact of acquisitions and favorable pricing.

Diluted earnings per common share for this year’s first nine months declined by 40.6% to $0.63 from $1.06 a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From:

Operating Activities

Operating activities provided cash flow of $134.6 million during the first nine months of the current fiscal year compared with $161.8 million of cash flow provided during the same period of fiscal 2008.

The net decline in cash from operations includes the change in net income, which declined by approximately $55.0 million versus last year, in addition to changes in working capital accounts and other accruals. A lower trade accounts receivable balance at the end of the current nine month period, resulting from additional cash collections, provided $317.4 million in cash versus $181.2 million last year, or approximately $136.2 million more cash year over year. Inventory balances provided $17.4 million of cash this year compared with a use of cash of $51.9 million last year, or $69.3 million more cash year-over-year. With regard to accounts payable, we used $85.3 million more during this year’s first nine months compared to the same period a year ago, as a result of a change in the timing of certain payments. Accrued compensation and benefits used an additional $38.5 million versus the prior year, while other accruals, including those for other short-term and long-term items, used an additional $48.6 million, due to changes in the timing of such payments.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, to expand capacity and to enhance our administration capabilities. Capital expenditures of $37.0 million during this year’s first nine months compare with current-year depreciation of $47.4 million. Capital spending is expected to decline to a level which will trail depreciation expense at least through fiscal 2010. Due to additional capacity, which has been brought on-line over the last several years, we believe there is adequate production capacity to meet our needs based on anticipated growth rates. Any additional capital expenditures made over the next few years will likely relate primarily to new products and technology.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At February 28, 2009, the fair value of our investments in marketable securities totaled $63.8 million, of which investments with a fair value of $32.0 million were in an unrealized loss position. At May 31, 2008, the fair value of our investments in marketable securities totaled $110.4 million, of which investments with a fair value of $25.8 million were in an unrealized loss position. Total unrealized losses recorded in accumulated other comprehensive income at February 28, 2009 and May 31, 2008 were $26.1 million and $1.7 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at February 28, 2009 were generally caused by the recent decline in valuations in the financial sector and the volatility in the global economy, specifically over the last six months. If general economic conditions were to continue to deteriorate, including continued uncertainties surrounding the volatility in financial markets and the viability of banks and other financial institutions, and if we were to experience continuing or significant additional unrealized losses within our portfolio of investments in marketable securities, we may recognize additional other-than-temporary impairment losses in future periods. Such potential losses could have a material impact on our results of operations. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments until their cost can be recovered.

Financing Activities

On April 7, 2009, we replaced our existing $125.0 million accounts receivable securitization program, under which we had no outstanding balance at February 28, 2009, and which was set to expire on May 7, 2009, with a new, three-year, $150.0 million accounts receivable securitization program (the “new program”). The new program, which was established with two banks for certain of our subsidiaries (“originating subsidiaries”), contemplates that the originating subsidiaries will sell certain of their accounts receivable to RPM Funding Corporation, a wholly owned special purpose entity (“SPE”), which will then transfer undivided interests in such receivables to the participating banks. Once transferred to the SPE, such receivables are owned in their entirety by the SPE and are not available to satisfy claims of our creditors or creditors of the originating subsidiaries until the obligations owing to the participating banks have been paid in full. The transactions contemplated by the new program do not constitute a form of off-balance sheet financing and will be fully reflected in our financial statements. Entry into the new program increases our liquidity by $25.0 million, but increases our financing costs due to higher market rates. The amounts available under the program are subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable.

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

Under the terms of the Credit Facility, we are required to comply with various customary affirmative and negative covenants. These include financial covenants requiring us to maintain certain leverage and interest coverage ratios. Under the terms of the leverage covenant, we may not permit our consolidated indebtedness at any date to exceed 65% of the sum of such indebtedness and our consolidated shareholders’ equity on such date, and may not permit the indebtedness of our domestic subsidiaries (determined on a combined basis and excluding indebtedness to us and indebtedness incurred pursuant to permitted receivables securitizations) to exceed 15% of our consolidated shareholders equity. The interest coverage ratio covenant requires us not to permit the ratio, calculated at the end of each fiscal quarter for the four fiscal quarters then ended, of EBITDA, as defined in the Credit Facility, for such period to interest expense for such period to be less than 3.5:1. Identical leverage and interest coverage ratio covenants are contained in the documents governing the new accounts receivable securitization program.

Our failure to comply with these and other covenants contained in the Credit Facility may result in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Credit Facility to be due and payable. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that under certain circumstances, an event of default that results in acceleration of our indebtedness under the Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable.

As of February 28, 2009, we were in compliance with all covenants contained in our Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 48.6% and our interest coverage ratio was 5.78: 1. Additionally, in accordance with these covenants, at February 28, 2009, our domestic subsidiaries indebtedness did not exceed 15% of consolidated shareholders’ equity as of that date.

Our access to funds under our Credit Facility is dependent on the ability of the financial institutions that are parties to those facilities to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Moreover, the obligations of the financial institutions under our Credit Facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

We are exposed to market risk associated with interest rates. We do not use financial derivative instruments for trading purposes, nor do we engage in foreign currency, commodity or interest rate speculation. Concurrent with the issuance of our 6.7% Senior Unsecured Notes, RPM United Kingdom G.P. entered into a cross currency swap, which fixed the interest and principal payments in euros for the life of the 6.7% Senior Unsecured Notes and resulted in an effective euro fixed rate borrowing of 5.31%. In addition to hedging the risk associated with our 6.7% Senior Unsecured Notes, our only other hedged risks are associated with certain fixed debt, whereby we have a $163.7 million notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest, based on six-month LIBOR that matures in our fiscal year ending May 31, 2010. Because critical terms of the debt and interest rate swap match, the hedge is considered perfectly effective against changes in fair value of debt, and therefore, there is no need to periodically reassess the effectiveness during the term of the hedge.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $504.4 million at February 28, 2009. Our debt-to-capital ratio was 48.6% at February 28, 2009, unchanged from May 31, 2008.

During the first quarter of fiscal 2009, we called for redemption all of our outstanding Senior Convertible Notes due May 13, 2033. Prior to the redemption, virtually all of the holders converted their Senior Convertible Notes into shares of our common stock. For additional information, refer to Note M, “Convertible Notes,” to the Consolidated Financial Statements.

The following table summarizes our financial obligations and their expected maturities at February 28, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total
	Contractual
	Payment	Payments Due in
	Stream	2010	2011-12	2013-14	After 2014
	(In thousands)

Long-term debt obligations	$983,231	$172,425	$209,690	$201,407	$399,709
Capital lease obligations	3,194	537	964	852	841
Operating lease obligations	157,525	35,559	46,184	24,540	51,242
Other long-term liabilities(1):
Interest payments on long-term debt obligations	259,281	41,258	74,341	61,841	81,841
Contributions to pension and postretirment plans(2)	213,600	18,700	38,300	52,700	103,900

Total	$1,616,831	$268,479	$369,479	$341,340	$637,533

(1)	Excluded from other long-term liabilities is our liability for unrecognized tax benefits, which totaled $4.7 million at February 28, 2009. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume $10.2 million will be contributed to the U.S. plans in fiscal 2009; all other plans and years assume the required minimum contribution will be contributed. Also included are expected interest payments on long-term debt.

Approximately $172.4 million in principal amount of our outstanding long term debt will become due in the next fiscal year. We expect that we will need additional financing in the future to refinance this indebtedness and to provide liquidity to support our operations. Based on the results of our operations and financial condition, we believe that under normal market conditions, we should be able to obtain financing in amounts necessary to refinance our existing indebtedness as it matures and to otherwise meet the liquidity needs of our business. However, the financial markets have been subject to significant disruption in recent months. Continued weakness in the general economic conditions and/or United States or global financial markets could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. Longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. The disruptions in the capital and credit markets have also resulted in higher interest rates on publicly issued debt securities and increased costs under credit facilities. Continuation of these disruptions would increase our interest expense and capital costs and could adversely affect our results of operations and financial position including our ability to grow our business through acquisitions.

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

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2009 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 28, 2009, our subsidiaries had a total of 10,281 active asbestos cases compared to a total of 11,350 cases as of February 29, 2008. For the quarter ended February 28, 2009, our subsidiaries secured dismissals and/or settlements of 228 cases and made total payments of $19.8 million, which included defense-related payments of $6.9 million. For the comparable period ended February 29, 2008, dismissals and/or settlements covered 225 cases and total payments were $18.7 million, which included defense-related payments of $9.4 million. For the nine months ended February 28, 2009, our subsidiaries secured dismissals and/or settlements of 2,253 cases and made total payments of $52.2 million, which included defense-related payments of $19.7 million. For the comparable period ended February 29, 2008, dismissals and/or settlements covered 882 cases and total payments were $67.6 million, which included defense-related payments of $32.0 million.

Of the 2,253 cases that were dismissed in the nine months ended February 28, 2009, 1,420 were non-malignancies or unknown disease cases that had been maintained on an inactive docket in Ohio and were administratively dismissed by the Cuyahoga County Court of Common Pleas during our second fiscal quarter ended November 30, 2008. These claims were dismissed without prejudice and may be re-filed should the claimants involved be able to demonstrate disease in accordance with medical criteria laws established in the state of Ohio.

During the quarter ended February 28, 2009, one payment totaling $3.6 million was made to satisfy an adverse judgment in a previous trial that occurred in calendar 2006 in California. This payment, which included a significant amount of accrued pre-judgment interest as required by California law, was made on December 8, 2008, approximately two and a half years after the adverse verdict and after all post-trial and appellate remedies had been exhausted. Such satisfaction of judgment amounts are not included in incurred costs until available appeals are exhausted and the final payment amount is determined. As a result, the timing and amount of any such payments could have a significant impact on quarterly settlement costs.

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

Excluding defense-related payments, the average payment made to settle or dismiss a case approximated $57,000 and $41,000 for each of the quarters ended February 28, 2009 and February 29, 2008, respectively. The amount and timing of dismissals and settlements can fluctuate significantly from period to period, resulting in volatility in the average cost to resolve a case in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal payments made on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis. For example, the amount paid to settle or dismiss a case can vary widely depending on a variety of factors, including the mix of malignancy and non-malignancy claimants, and the amount of defense expenditures incurred during the period.

For additional information on our asbestos litigation, including a discussion of our asbestos related loss contingencies and a discussion of certain of our subsidiaries complaint against certain third-party insurers, see Note F of the Notes to Consolidated Financial Statements.

EIFS Litigation

As of February 28, 2009, Dryvit, one of our wholly owned subsidiaries, was a defendant or co-defendant in various single family residential exterior insulated finish systems (“EIFS”) cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

Third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from our third party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third party insurers. This coverage litigation, Dryvit Systems, Inc. et al. v. Chubb Custom Insurance Company et al, Case No. CV 05 578004, is pending in the Cuyahoga County Court of Common Pleas. In accordance with a Court order, the parties filed dispositive motions on certain of the coverage issues. Oral argument on these motions was completed on September 2, 2008. The parties currently await a ruling on their respective summary judgment motions, after which they will participate in a court-ordered and agreed mediation. Discovery is stayed in the meantime. A trial date has not yet been scheduled. If mediation is not successful, the parties will resume discovery and a trial date will be scheduled.

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

You should carefully consider the following risks, in addition to the other information set forth in this report and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

Our operations have been adversely affected by recent global market and economic conditions.

The worldwide recession has had an adverse effect on our operating results, particularly on our consumer products segment, where sales and earnings have declined during recent periods. Our industrial segment has also felt the impact of recession as sales growth has slowed over prior year’s levels. We anticipate that our operations will continue to be adversely affected by global economic conditions during the remainder of fiscal 2009. The recession has resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and difficulty in managing inventory levels and collection of customer receivables. We also have experienced, and expect to continue to experience, increased competitive pricing pressure and customer turnover. In addition, customer difficulties have resulted, and could result in the future, in increases in bad debt write-offs and adjustments to our allowance for doubtful accounts receivable. We have also incurred severance and other expenses resulting from adjustments in certain RPM businesses to address the deteriorating business environment.

We may not have access to capital in the future due to changes in general economic conditions.

We expect that we will need additional financing in the future to provide liquidity to conduct our operations, expand our business or refinance existing indebtedness. Any sustained weakness in the general economic conditions and/or United States or global financial markets could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. Our access to funds under our Credit Facility is dependent on the ability of the financial institutions that are parties to those facilities to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Moreover, the obligations of the financial institutions under our Credit Facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. Longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. The disruptions in the capital and credit markets have also resulted in higher interest rates on publicly issued debt securities and increased costs under credit facilities. Continuation of these disruptions would increase our interest expense and capital costs and could adversely affect our results of operations and financial position including our ability to grow our business through acquisitions.

Volatility in the equity markets or interest rates could substantially increase our pension costs and required pension contributions.

We sponsor qualified defined benefit pension plans and various other nonqualified postretirement plans. The qualified defined benefit pension plans are funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations. A significant increase in our contribution requirements with respect to our qualified defined benefit pension plans could have an adverse impact on our cash flow.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the third quarter of fiscal 2009:

Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
Period	Purchased(1)	Paid per Share	Programs	Programs(2)

December 1, 2008 through December 31, 2008	—	—	—	—
January 1, 2009 through January 31, 2009	340	$12.31	—	—
February 1, 2009 through February 28, 2009	—	—	—	—

Total-Third Quarter	340	$12.31	—	—

(1)	A total of 340 shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.’s 2004 Omnibus Equity Plan.

(2)	Refer to Note L of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

10.1	Seventh Amendment to RPM International Inc. 1997 Restricted Stock Plan, effective December 31, 2008.(x)
10.2	Amendment Number One to RPM International Inc. 2007 Restricted Stock Plan, effective December 31, 2008.(x)
10.3	Amendment Number Two to the RPM International Inc. 2003 Restricted Stock Plan for Directors, effective December 31, 2008.(x)
10.4	RPM International Inc. Amended and Restated 2004 Omnibus Equity and Incentive Plan, effective December 31, 2008.(x)
10.5	RPM International Inc. 2005 Deferred Compensation Plan, as Amended and Restated Generally, effective January 1, 2005.(x)
10.6	Amended and Restated Employment Agreement by and between the Company and Frank C. Sullivan, Chairman and Chief Executive Officer, effective December 31, 2008.(x)
10.7	Form of Amended and Restated Employment Agreement, by and between the Company and each of Ronald A. Rice, President and Chief Operating Officer; P. Kelly Tompkins, Executive Vice President- Administration and Chief Financial Officer; Paul G.P. Hoogenboom, Senior Vice President- Manufacturing and Operations, Chief Information Officer; and Stephen J. Knoop, Senior Vice President- Corporate Development.(x)
10.8	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated February 27, 2009, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 5, 2009 (File No. 001-14187).
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)
32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)
32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ P. Kelly Tompkins
P. Kelly Tompkins
Executive Vice President — Administration and Chief Financial Officer

Dated: April 8, 2009