Form 10-K
period 2009-05-31
RPM INTERNATIONAL INC/DE/
filed 2009-07-28
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Stock as reported on the New York Stock Exchange on November 28, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $1,518,195,750. For purposes of this information, the 1,758,826 outstanding shares of Common Stock which were owned beneficially as of November 28, 2008 by executive officers and Directors of the Registrant were deemed to be the shares of Common Stock held by affiliates.

As of July 23, 2009, 128,915,309 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2009 Annual Report to Stockholders for the fiscal year ended May 31, 2009 (the “2009 Annual Report to Stockholders”) are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 8, 2009 (the “2009 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2009.

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

BUSINESS

Our subsidiaries manufacture, market and sell various specialty chemical product lines, including high-quality specialty paints, protective coatings, roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of both the industrial and consumer markets. Our family of products includes those marketed under brand names such as Carboline, DAP, Day-Glo, Dryvit, EUCO, Fibergrate, Flecto, illbruck, Rust-Oleum, Stonhard, Tremco, Watco and Zinsser. As of May 31, 2009, our subsidiaries marketed products in 147 countries and territories and operated manufacturing facilities in approximately 92 locations in the United States, Argentina, Belgium, Canada, China, Colombia, The Czech Republic, France, Germany, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, South Africa, Sweden, the United Arab Emirates and the United Kingdom. Approximately 37% of our sales are generated in international markets through a combination of exports and direct sales in foreign countries. For the fiscal year ended May 31, 2009, we recorded net sales of $3.4 billion.

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

Segment Information

Our business is divided into two reportable segments: the consumer reportable segment (“consumer segment”) and the industrial reportable segment (“industrial segment”). Within each reportable segment, we aggregate three operating segments which comprise individual reporting units and product lines that generally address common markets, utilize similar technologies and are able to share manufacturing or distribution capabilities. The industrial segment (Tremco Group, StonCor Group and RPM II/Industrial), which comprises approximately 67% of our total net sales, includes maintenance and protection products for roofing and waterproofing systems, flooring, corrosion control and other specialty applications. The consumer segment (Rust-Oleum/Zinsser Group, DAP Group and RPM II/Consumer) comprises approximately 33% of our total net sales and includes rust-preventative, special purpose and decorative paints, caulks, sealants, primers and other branded consumer products. See Note J (Segment Information) of the Notes to Consolidated Financial Statements, which appears in the 2009 Annual Report to Stockholders, and is incorporated herein by reference, for financial information relating to our two reportable segments and financial information by geographic area.

Industrial Segment

Our industrial segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as owners of industrial manufacturing facilities, public institutions and other commercial customers. Our industrial segment generated $2.3 billion in net sales for the fiscal year ended May 31, 2009 and is composed of the following major product lines and brand names:

Tremco Group:

•	sealants and institutional roofing systems used in building protection, maintenance and weatherproofing applications marketed under our Tremco, Republic, Vulkem and Dymeric brand names;

•	basement waterproofing sealants marketed under our Tuff-N-Dri and Watchdog Waterproofing brand names, and specialized roofing maintenance and related services marketed under our Weatherproofing Technologies brand name;

•	specialty adhesives and sealants marketed under our Compacta and Pactan brand names;

•	concrete and masonry additives and related construction chemicals marketed under our EUCO, Increte and Tamms brand names; and

•	joint sealing tapes, flashing tapes, cartridge sealants and adhesives, strips, foils and accessories marketed under our illbruck, Festix, Perennator and Coco brand names;

StonCor Group:

•	high-performance polymer flooring systems for industrial, institutional and commercial facility floor surfaces marketed under our Stonhard brand name;

•	industrial and commercial tile systems marketed under our Lock-Tile and Ecoloc brand names;

•	fiberglass reinforced plastic gratings and shapes used for industrial platforms, staircases and walkways marketed under our Fibergrate, Chemgrate, Corgrate and Safe-T-Span brand names; and

•	high-performance, heavy-duty corrosion-control coatings, fireproofing products and containment linings for a wide variety of industrial infrastructure applications marketed under our Carboline, Nullifire, A/D Fire, Nu-Chem and Plasite brand names;

RPM II/Industrial Group:

•	exterior insulating finishing systems, including textured finish coats, sealers and variegated-aggregate finishes marketed under our Dryvit brand name;

•	a variety of products for specialized applications, including powder coatings for exterior and interior applications marketed under our TCI brand name;

•	fluorescent colorants and pigments marketed under our Day-Glo, Radiant and Dane Color brand names;

•	commercial carpet and floor cleaning solutions marketed under our Chemspec brand name;

•	fuel additives marketed under our Valvtect brand name;

•	wood treatments marketed under our Kop-Coat and Tru-Core brand names;

•	pleasure marine coatings marketed under our Pettit, Woolsey and Z-Spar brand names;

•	waterproofing and flooring products marketed under our RPM Belgium brand names; and

•	waterproofing and concrete repair products marketed under our Vandex brand name.

Consumer Segment

Our consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe. Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and to other smaller customers through distributors. Our consumer segment generated $1.1 billion in net sales in the fiscal year ended May 31, 2009 and is composed of the following major product lines and brand names:

Rust-Oleum/Zinsser Group:

•	a broad line of coating products to protect and decorate a wide variety of surfaces for the DIY and professional markets which are sold under several key Rust-Oleum brand names, including Stops Rust, American Accents, Painter’s Touch, Specialty, Professional, Tremclad, Universal, Varathane, Watco, Epoxy Shield, Industrial Choice, Labor Saver, Road Warrior, Sierra Performance, Hard Hat, Mathys, CombiColor, Noxyde and Blackfriar. In addition, Rust-Oleum branded products in Canada are marketed under the Mono and Tremclad brand names;

•	a broad line of specialty products targeted to solve problems for the paint contractor and the DIYer for applications that include surface preparation, mold and mildew prevention, wallpaper removal and application, and waterproofing, under our Zinsser, B-I-N, Bulls Eye 1-2-3, Cover-Stain, DIF, FastPrime, Sealcoat, Jomax, Gardz, Perma White, Shieldz, Watertite, Okon, Parks, Papertiger and Walworks brand names;

•	deck and fence restoration products marketed by our Wolman Wood Care Products business;

•	metallic and faux finish coatings marketed under our Modern Masters brand name; and

•	an assortment of other products, including hobby paints and cements marketed under our Testors brand name;

DAP Group:

•	a complete line of caulks, sealants, adhesives, insulating foam, spackling, glazing, and other general patch and repair products for home improvement and construction marketed through a wide assortment of DAP branded products, including ’33’, ’1012’, 2000, 4000, 7000, Alex, Alex Fast Dry, Alex Plus, Alex Ultra, Beats The Nail, Blend Stick, Blockade, Butyl-Flex, Caulk-Be-Gone, Crack Shot, Custom Patch, DAPtex, DAPtex Plus, DryDex, Dynaflex 230, Easy Solutions, Elastopatch, Fast ’N Final, Kwik Foam, Kwik Seal, Kwik Seal Plus, One Stik2, Patch Stick, Painter’s Putty ’53’, Patch-N-Paint, Plastic Wood, Presto Patch, Quick Plug, Rely-On, Seal ’N Peel, SIDE Winder, StikARounds, StrongStik, Weldwood and Phenoseal, which is a brand of Gloucester Company Inc., which is a subsidiary of DAP Products Inc.;

RPM II/Consumer Group:

•	wood furniture finishes and touch-up products marketed under our CCI, Mohawk, Chemical Coatings, Behlen and Westfield Coatings brand names; and

•	shellac-based-specialty coatings for industrial and pharmaceutical uses, edible glazes and food coatings marketed under our Mantrose-Haeuser and NatureSeal brand names.

Foreign Operations

For the fiscal year ended May 31, 2009, our foreign manufacturing operations accounted for approximately 35% of our total net sales, excluding any direct exports from the United States. Our direct exports from the United States were approximately 2% of our total net sales for the fiscal year ended May 31, 2009. In addition, we receive license fees and royalty income from numerous international license agreements, and we also have several joint ventures, which are accounted for under the equity method, operating in various foreign countries. We have manufacturing facilities in Argentina, Belgium, Canada, China, Colombia, The Czech Republic, France, Germany, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, South Africa, Sweden, the

United Arab Emirates and the United Kingdom. We also have sales offices or warehouse facilities in Australia, Belgium, The Czech Republic, Canada, Finland, France, Germany, Hong Kong, Italy, Japan, Mexico, Poland, Russia, South Africa, Singapore, Sweden, the United Kingdom and several other countries. Information concerning our foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition, which appears in the 2009 Annual Report to Stockholders, and is incorporated herein by reference.

Competition

We conduct our business in highly competitive markets, and all of our major products face competition from local, regional and national firms. Our markets, however, are fragmented, and we do not face competition across all of our products from any one competitor in particular. Several of our competitors have access to greater financial resources and larger sales organizations than we do. While third-party figures are not necessarily available with respect to the size of our position in the market for each of our products, we believe that we are a major producer of caulks, sealants, patch-and-repair products for the general consumer as well as for the residential building trade; roofing systems; urethane sealants and waterproofing materials; aluminum coatings; cement-based paints; hobby paints; pleasure-marine coatings; furniture-finishing repair products; industrial-corrosion-control products; consumer rust-preventative coatings; polymer floorings; fluorescent coatings and pigments; exterior-insulating-finish systems; fiberglass-reinforced-plastic gratings; and shellac-based coatings. However, we do not believe that we have a significant share of the total protective coatings market (on a world-wide basis). The following is a summary of the competition that our key products face in the various markets in which we compete:

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

Consumer Home Improvement Products.  Within the consumer segment, we generally serve the home improvement market with products designed for niche architectural, rust-preventative, decorative, special purpose, caulking and sealing applications. The products we sell for home improvement include those sold under our DAP, Phenoseal, Rust-Oleum, Watco and Zinsser brand names. Leading manufacturers of home improvement-related coatings, adhesives and sealants market their products to DIY users and contractors through a wide range of distribution channels. These distribution channels include direct sales to home improvement centers, mass merchandisers, hardware and paint stores, and sales through distributors and sales representative organizations. Competitors in this market generally compete for market share by marketing and building upon brand recognition, providing customer service and developing new products based on customer needs.

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

Construction Chemical Products

Flooring Systems Products.  Polymer flooring systems are used in industrial, commercial and, to a lesser extent, residential applications to provide a smooth, seamless surface that is impervious to penetration by water and other substances while being easy to clean and maintain. These systems are particularly well-suited for clean environments such as pharmaceutical, food and beverage and healthcare facilities. In addition, the fast installation time and long-term durability of these systems and products make them ideal for industrial floor repair and restoration. Polymer flooring systems are based on epoxy polyurethane and methylmethacrylate resins. Most of these flooring systems are applied during new construction, but there is also a significant repair and renovation market. Key performance attributes in polymer flooring systems that distinguish competitors for these applications include static control, chemical resistance, contamination control, durability and aesthetics. We market our flooring systems primarily under our Stonhard brand name.

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

Day-Glo Color Corp., one of our subsidiaries, is the owner of 43 trademark registrations or applications for the trademark “Day-Glo®” in the United States and numerous other countries for a variety of fluorescent products. There are also many other foreign and domestic registrations or applications for other trademarks of the Day-Glo Color Corp., bringing the total number of registrations or applications to more than 70.

Rust-Oleum Brands Company and some of our other subsidiaries own more than 500 trademark registrations or applications in the United States and numerous other countries for the trademark “Rust-Oleum®” and other trademarks covering a variety of rust-preventative, decorative, general purpose, specialty, industrial and professional coatings sold by Rust-Oleum Corporation and related companies.

Carboline Company, one of our subsidiaries, owns two United States trademark registrations for the trademark “Carboline®.” Carboline Company also owns more than 225 other trademark registrations or applications in the United States and numerous other countries covering the products sold by the Carboline Company.

DAP Brands Company and other subsidiaries of the Company own more than 450 trademark registrations or applications in the United States and numerous other countries for the “DAP®” trademark, the “Putty Knife design” trademark and other trademarks covering products sold under the DAP brand and related brands.

Tremco Incorporated and some of our other subsidiaries own more than 75 registrations for the trademark “Tremco®” in the United States and numerous countries covering a variety of roofing, sealants and coating products. There are also many other trademarks of Tremco Incorporated that are the subject of registrations or application in the United States and numerous other countries, bringing the total number of registrations and applications to more than 850.

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

Raw Materials

The sources and availability of the raw materials we use in our business continue to be adequate to meet our current and projected needs. On a short-term basis, principally over the last 12 months, raw material costs have been flat to down due to economic fall-off in demand. However, on a longer-term basis, we anticipate the costs of the raw materials we use will be subject to upward pressure due primarily to escalating energy and related feedstock costs, increased levels of emerging markets demand, improved levels of supplier pricing discipline and the falling value of the U.S. dollar.

Seasonal Factors

Our business is dependent, to a significant extent, on external weather factors. We historically experience stronger sales and net income in our first, second and fourth fiscal quarters, which are the three month periods ending August 31, November 30 and May 31, respectively, while we have experienced weaker performance in our third fiscal quarter.

Customers

Ten large consumer segment customers, such as DIY home centers, represented approximately 21%, 21% and 20% of our total net sales for the fiscal years ended May 31, 2009, 2008 and 2007, respectively. Except for sales to these customers, our business is not dependent upon any one customer or small group of customers, but is largely dispersed over a substantial number of customers.

Backlog

We historically have not had a significant backlog of orders, and we did not have a significant backlog at May 31, 2009.

Research and Development

Our research and development work is performed at various laboratory locations throughout the U.S. During fiscal years 2009, 2008, and 2007, we spent approximately $40.1 million, $40.2 million, and $34.7 million, respectively, on research and development activities. In addition to this laboratory work, we view our field technical service as being integral to the success of our research activities. Our research and development activities and our field technical service costs are both included as part of our selling, general and administrative expenses.

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

We have incurred in the past, and will continue to incur in the future, costs to comply with environmental laws. Environmental laws and regulations are complex, change frequently and have tended to become increasingly stringent over time. In addition, the related costs may vary depending on the particular facts and development of new information. As a result, our operating expenses and continuing capital expenditures related to compliance with environmental laws may increase, and more stringent standards also may limit our operating flexibility. A significant increase in these costs and capital expenditures could adversely affect our business, results of operations, financial condition or cash flows. In addition, to the extent hazardous materials exist on or under our real property, the value and future use of that real property may be adversely affected. For information regarding environmental accruals, see Note I (Contingencies and Loss Reserves) of the Notes to our Consolidated Financial Statements, which appears in the 2009 Annual Report to Stockholders, and is incorporated herein by reference. For more information concerning certain environmental matters affecting us, see “Item 3 — Legal Proceedings — Environmental Proceedings” in this Annual Report on Form 10-K.

Employees

As of May 31, 2009, we employed 9,674 persons, of whom 460 were represented by unions under contracts which expire at varying times in the future. We believe that our relations with our employees and their unions are good.

Item 1A.	Risk Factors.

You should carefully consider the following risks, as well as the other information contained or incorporated by reference in this Annual Report on Form 10-K, in evaluating us, our business and your investment in us.

Our operations have been adversely affected by recent global market and economic conditions.

The current worldwide recession has had an adverse effect on our operating results. Both of our segments have felt the impact of the worldwide recession as sales growth and earnings have declined substantially over the prior year’s levels. We anticipate that our operations will continue to be adversely affected by global economic conditions during fiscal 2010. The recession has resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and difficulty in managing inventory levels and collection of customer receivables. We also have experienced, and expect to continue to experience, increased competitive pricing pressure and customer turnover. In addition, customer difficulties have resulted, and could result in the future, in increases in bad debt write-offs and adjustments to our allowance for doubtful accounts receivable. We have also incurred severance and other expenses resulting from cost reduction initiatives in certain of our businesses to address the deteriorating business environment.

Global economic and capital market conditions may cause our access to capital to be more difficult in the future and/or costs to secure such capital more expensive.

We may need new or additional financing in the future to provide liquidity to conduct our operations, expand our business or refinance existing indebtedness. Any sustained weakness in general economic conditions and/or U.S. or global capital markets could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and we may also rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. Our access to funds under our credit facility is dependent on the ability of the financial institutions that are parties to that facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Moreover, the obligations of the financial institutions under our credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. Longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. The disruptions in the capital and credit markets have also resulted in higher interest rates on publicly issued debt securities, increased costs under credit facilities and less flexibility under applicable debt covenants. Continuation of these disruptions would increase our interest expense and capital costs and could adversely affect our results of operations and financial position including our ability to grow our business through acquisitions.

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

The results of our annual testing of goodwill and other intangible assets have required, and in the future may require that we incur non-cash impairment charges.

As of May 31, 2009, we had approximately $1.2 billion in goodwill and other intangible assets. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise, using a fair-value approach at the reporting unit level. We perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, as of the first day of our fourth fiscal quarter. The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, which is a subjective process that takes into account both internal and external factors. Impairment assessment requires the use of significant judgment with regard to estimates and assumptions surrounding future results of operations and cash flows. For the fiscal year ended May 31, 2009, our impairment testing resulted in impairment charges related to reductions in the carrying value of goodwill and indefinite-lived tradenames, totaling $14.9 million and $0.5 million, respectively. Adverse equity market conditions and adverse effects of declining global economic conditions have had, and may continue to have, a significant impact on our results of operations and cash flows, and may further impact our estimates of such amounts for future periods. As a result, we may incur additional, substantial non-cash goodwill and other intangible asset impairment charges. The amount of any such impairment charge could have a material adverse effect on our results of operations.

Our significant amount of indebtedness or our asbestos liability could have a material adverse impact on our business.

Although our total debt decreased from $1.1 billion at May 31, 2008 to $0.9 billion at May 31, 2009, we have a significant amount of indebtedness and a large asbestos liability. Our asbestos reserve stood at $490.3 million at May 31, 2009. These items compare with $1.1 billion in stockholders’ equity at May 31, 2009. Nevertheless, our level of indebtedness and our asbestos liability together or separately could have important consequences. For example, the presence of these items could:

•	require us to dedicate a material portion of our cash flow from operations to make payments on our indebtedness or meet our current and future asbestos obligations, thereby reducing the cash flow available to fund working capital, capital expenditures, acquisitions, dividend payments, stock repurchases or other general corporate requirements;

•	result in a downgrading of our credit rating, which would increase our borrowing costs, adversely affect our financial results, and make it more difficult for us to raise capital;

•	restrict our operational flexibility and reduce our ability to conduct certain transactions, since our credit facility contains certain restrictive financial and operating covenants;

•	limit our flexibility to adjust to changing business and market conditions, which would make us more vulnerable to a downturn in general economic conditions; and

•	have a material adverse effect on our short-term liquidity if large debt maturities and asbestos-related cash outlays occur in close succession.

Changes to our asbestos liability could impact our results of operations, and ultimately the amount of cash required to settle our current and future obligations.

In the fourth quarter of 2008, we increased our asbestos liability on our balance sheet to cover the estimated cost of pending claims and unasserted-potential-future-claims, including defense-related costs, through our fiscal year ending May 31, 2028. The amount that we recorded for our asbestos-related liability was based on facts known to us at the time and the input of an independent third-party expert. In light of the uncertainties inherent in making long-term projections, we determined that a twenty-year period was the most reasonable time period over which reasonably accurate estimates might still be made for projecting asbestos liabilities and defense costs and, accordingly, the liability does not include asbestos liabilities for any period beyond 2028. The process and methodology used to develop our long-term asbestos liability estimate are set forth in Note I (Contingencies and Loss Reserves) of the Notes to Consolidated Financial Statements, which appears in the 2009 Annual Report to

Stockholders. Our actual expenses for asbestos could be significantly higher or lower than those estimated and recorded, if the assumptions that we used or relied upon vary significantly from actual results, or if new legislation governing asbestos claims is enacted. We review our assumptions and currently known facts on a periodic basis to determine whether any adjustments are required to our asbestos-related liability. Adjustments, if any, to the estimate of our asbestos-related liability could negatively impact our results of operations for the period or periods in which such adjustments are made and, ultimately, increase the amount of cash necessary to meet our asbestos-related obligations. We do not maintain a sinking fund for our asbestos liability. In addition, the timing and amount of payments may be subject to significant quarterly variation due to, among other things, the effect of changes in defense strategies and costs associated therewith, the timing of any adverse judgments in lawsuits (which are not included in incurred costs until available appeals are exhausted and the final payment amount is determined), and the payment terms of certain settlement arrangements. Any of these factors could have a significant impact on quarterly settlement costs. See Note I (Contingencies and Loss Reserves) of the Notes to Consolidated Financial Statements, which appears in the 2009 Annual Report to Stockholders, for additional information regarding asbestos claims.

Fluctuations in the supply and prices of raw materials may negatively impact our financial results.

We obtain the raw materials needed to manufacture our products from a number of suppliers. Many of our raw materials are petroleum-based derivatives, minerals and metals. Under normal market conditions, these materials are generally available on the open market and from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate, which could impair our ability to procure necessary materials or increase the cost of manufacturing our products. The costs of the raw materials we use are under generally upward pressure due to escalating energy and related feedstock costs, increased levels of global demand, improved levels of supplier pricing discipline and the falling value of the U.S. dollar. If the prices of raw materials continue to increase and we are unable to pass these increases on to our customers, we could experience reduced gross profit margins.

The markets in which we operate are highly competitive and some of our competitors are much larger than we are and may have greater financial resources than we do.

The markets in which we operate are fragmented, and we do not face competition from any one company across all of our product lines. However, any significant increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced gross profit margins. Increased competition may also impair our ability to grow or to maintain our current levels of revenues and earnings. Companies that compete in our markets include AkzoNobel, Carlisle, Degussa, Ferro, GE Plastics, H.B. Fuller, Masco, PPG, Sika Finanz, Sherwin-Williams and Valspar. Several of these companies are much larger than we are and may have greater financial resources than we do. Increased competition with these companies could prevent the institution of price increases or could require price reductions or increased spending to maintain our market share, any of which could adversely affect our results of operations.

We depend on a number of large customers for a significant portion of our net sales and, therefore, significant declines in the level of purchases by any of these key customers could harm our business.

Some of our operating companies, particularly in the consumer segment, face a substantial amount of customer concentration. Our key customers include Ace Hardware Stores, Rona, Cotter & Company, Do It Best, The Home Depot, Lowe’s Home Centers, Menards, Orgill, W.W. Grainger and Wal-Mart. Sales to our ten largest customers accounted for approximately 21%, 21%, and 20% of our consolidated net sales for the fiscal years ended May 31, 2009, 2008, and 2007, respectively, and 65%, 59%, and 55%, respectively, of the consumer segment’s net sales for those same fiscal years. If we were to lose one or more of our key customers, or experience a delay or cancellation of a significant order, or incur a significant decrease in the level of purchases from any of our key customers, or experience difficulty in collecting amounts due from a key customer, our net revenues could decline and our operating results could be reduced materially.

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

Our family of products includes a number of well-known brand names that are used in a variety of industrial maintenance, consumer DIY and professional applications. We believe that continuing to maintain the strength of our brands is critical to increasing demand for our products and maintaining their widespread acceptance among our customers. The reputations of our branded products depend on numerous factors, including the successful advertising and marketing of our brand names, consumer acceptance, the availability of similar products from our competitors, and our ability to maintain our products’ quality and technological advantages. A loss in the actual or perceived value of our brands could limit or reduce the demand for our products.

Our business and financial condition could be adversely affected if we are unable to protect our material trademarks and other proprietary information.

We have numerous valuable patents, trade secrets and know-how, domain names, trademarks and trade names, including certain marks that are significant to our business, which are identified under Item 1 of this Annual Report on Form 10-K. Despite our efforts to protect our trademarks and other proprietary rights from unauthorized use or disclosure, other parties, including our former employees or consultants, may attempt to disclose, obtain or use our proprietary information or marks without our authorization. Unauthorized use of our trademarks, or unauthorized use or disclosure of our other intellectual property, could negatively impact our business and financial condition.

The chemical and construction products industries in which we operate expose us to inherent risks of legal and warranty claims and other litigation-related costs, which could adversely impact our business.

As a participant in the chemical and construction products industries, we face an inherent risk of exposure to legal claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury and/or property damage. Many of our industrial segment products are used in industrial, commercial or institutional building construction projects. In some instances, our companies offer extended term warranties and as a result, from time to time we may experience higher levels of warranty expense, which is typically reflected in selling, general and administrative expenses. For example, one of our subsidiaries, Dryvit Systems, Inc. (“Dryvit”), a manufacturer of coatings for exterior insulating finishing systems, or EIFS, is a defendant or co-defendant in various construction defect and property damage lawsuits related to the alleged defects of EIFS. Dryvit’s and our insurers, which include First Continental Services Co., one of our wholly owned, captive insurance companies, have in the past paid for a substantial portion of Dryvit’s defense and/or settlement costs in the EIFS-related litigation. Dryvit has sued certain of our third party insurers to cover certain of its EIFS claims. The status of this litigation is such that we have recorded an insurance receivable for amounts contractually due and payable to us under the related insurance policies. If, however, we are unable to secure payments from these insurers in an amount sufficient to cover this insurance receivable, our results of operations may be materially and adversely impacted in the period during which such non-payment occurs. For further information regarding our EIFS litigation and other loss contingencies, please refer to Note I (Contingencies and Loss Reserves) of the Notes to Consolidated Financial Statements, which appears in the 2009 Annual Report to Stockholders.

Compliance with environmental laws and regulations could subject us to unforeseen future expenditures or liabilities, which could have a material adverse impact on our business.

We are subject to numerous environmental laws and regulations in the U.S., Canada and other foreign countries where we conduct business. Governmental and regulatory authorities impose various laws and regulations on us that relate to environmental protection, the sale and export of certain chemicals or hazardous materials, and various health and safety matters, including the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes, and the investigation and remediation of soil and groundwater affected by hazardous substances. These laws and regulations include the Clean Air Act, the Clean Water Act, RCRA, CERCLA, TSCA, and various other federal, state, provincial, local and international statutes. In addition, these laws and regulations often impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up our, or our predecessors’, past or present facilities and third party disposal sites. We are currently undertaking remedial activities at a number of facilities and properties and have received notices under the federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws of liability or potential liability in connection with the disposal of material from our current or former operations. Further, we also could be subject to future liability resulting from conditions that are currently unknown to us that could be discovered in the future.

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

Our businesses are dependent on the issuance of operating permits and registrations required from government agencies. In connection with the performance of certain activities, our businesses are required to seek permission from agencies in the states, provinces, and countries in which they operate. If regulatory permits or registrations are delayed, restricted, or rejected, subsequent operations at our businesses could be delayed or restricted.

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

Our recently completed credit facility amendment contains restrictions on certain mergers and asset dispositions and, during fiscal 2010, there are certain limitations on how we can finance acquisitions. This fiscal 2010 limitation does not, however, apply to acquisitions funded by equity, equity-linked securities or cash available outside the U.S.

We derive a significant amount of our revenues from foreign markets, which subjects us to additional business risks that could adversely affect our results of operations.

Our foreign manufacturing operations accounted for approximately 35% of our net sales for the fiscal year ended May 31, 2009, not including exports directly from the U.S. which accounted for approximately 2% of our net sales for fiscal 2009. Our international operations could be adversely affected by changes in political and economic conditions, inflation rates, trade protection measures, restrictions on foreign investments and repatriation of earnings, changing intellectual property rights, difficulties in staffing and managing foreign operations and changes in regulatory requirements that restrict the sales of our products or increase our costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in material volatility in our costs and earnings and may also adversely affect the carrying values of our assets located outside the U.S.

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

Terrorist activities and natural disasters have contributed to economic instability in the U.S. and elsewhere, and further acts of terrorism, violence, war or natural disasters could affect the industries in which we compete, our ability to purchase raw materials, our results of operations and financial condition. In addition, terrorist activities and natural disasters may directly impact our physical facilities or those of our suppliers or customers, which could impact our sales, our production capability and our ability to deliver products to our customers. Any disruption of our ability to produce or distribute our products could result in a material decrease in our revenues or significant additional costs to replace, repair or insure our assets, which could have a material adverse impact on our financial condition and results of operations.

Although we have insurance, it may not cover every potential risk associated with our operations.

Although we maintain insurance of various types to cover many of the risks and hazards that apply to our operations, our insurance may not cover every potential risk associated with our operations. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on our financial condition and results of operations. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

Adverse weather conditions may reduce the demand for some of our products and could have a negative effect on our sales.

From time to time, adverse weather conditions in certain parts of the U.S. and other countries in which we do business have had an adverse effect on our sales of paint, coatings and related products. For example, unusually cold and rainy weather, especially during the general construction and exterior painting season, could have an adverse effect on sales of our exterior paint products. As a result, we have historically experienced weaker sales and net income in our third fiscal quarter (December through February) in comparison to our performance during our other fiscal quarters.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Our corporate headquarters and a plant and offices for one subsidiary are located on an 119-acre site, which we own in Medina, Ohio. As of May 31, 2009, our operations occupied a total of approximately 10.3 million square feet, with the majority, approximately 8.5 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 10.3 million square feet occupied, approximately 5.8 million square feet are owned and approximately 4.6 million square feet are occupied under operating leases.

Set forth below is a description, as of May 31, 2009, of our principal manufacturing facilities which we believe are material to our operations:

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

We lease certain of our properties under long-term leases. Some of these leases provide for increased rent based on an increase in the cost-of-living index. For information concerning our rental obligations, see Note F (Leases) of the Notes to Consolidated Financial Statements, which appears in the 2009 Annual Report to Stockholders and is incorporated herein by reference. Under all of our leases, we are obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.

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

As of May 31, 2009, our subsidiaries had a total of 10,173 active asbestos cases, compared to a total of 11,202 cases as of May 31, 2008. For the fourth quarter ended May 31, 2009, our subsidiaries secured dismissals and/or settlements of 751 cases, compared to a total of 664 cases dismissed and/or settled for the quarter ended May 31, 2008. For the year ended May 31, 2009, our subsidiaries secured dismissals and/or settlements of 3,004 cases, compared to a total of 1,546 cases dismissed and/or settled for the year ended May 31, 2008.

Of the 3,004 cases that were dismissed during the year ended May 31, 2009, 1,420 were non-malignancies or unknown disease cases that had been maintained on an inactive docket in Ohio and were administratively dismissed by the Cuyahoga County Court of Common Pleas during our second fiscal quarter ended November 30, 2008. These claims were dismissed without prejudice and may be re-filed should the claimants involved be able to demonstrate disease in accordance with medical criteria laws established in the State of Ohio.

For the fourth quarter ended May 31, 2009, our subsidiaries made total payments of $17.2 million relating to asbestos cases, which included defense-related payments paid during the quarter of $6.5 million, compared to total payments of $15.0 million relating to asbestos cases during the quarter ended May 31, 2008, which included defense-related payments paid during the quarter of $7.7 million. For the year ended May 31, 2009, our subsidiaries made total payments of $69.4 million relating to asbestos cases, which included defense-related payments paid during the year of $26.2 million, compared to total payments of $82.6 million relating to asbestos cases during the year ended May 31, 2008, which included defense-related payments paid during the year of $39.7 million.

During the second quarter of fiscal 2009, one payment totaling $3.6 million was made to satisfy an adverse judgment in a previous trial that occurred in calendar 2006 in California. This payment, which included a significant amount of accrued pre-judgment interest as required by California law, was made on December 8, 2008, approximately two and a half years after the adverse verdict and after all post-trial and appellate remedies had been exhausted. Such satisfaction of judgment amounts are not included in incurred costs until available appeals are exhausted and the final payment amount is determined. As a result, the timing and amount of any such payments could have a significant impact on quarterly settlement costs.

During fiscal 2008, our subsidiaries incurred higher year-over-year, defense-related payments as a result of implementing various changes to our management and defense of asbestos claims, including a transition to a new claims intake and database service provider. To facilitate that transition and other related changes, we incurred duplicate defense-related payments approximating $3.0 million during the second quarter of fiscal 2008. The transition was completed during the third quarter of fiscal 2008.

Excluding defense-related payments, the average payment made to settle or dismiss a case approximated $14,000 and $11,000 for each of the quarters ended May 31, 2009 and 2008, respectively; and $14,000 and $28,000 for each of the years ended May 31, 2009 and 2008, respectively. The amount and timing of dismissals and settlements can fluctuate significantly from period to period, resulting in volatility in the average cost to resolve a case in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal payments on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis. For example, the average amount paid to settle or dismiss a case can vary widely depending on a variety of factors, including the mix of malignancy and non-malignancy claimants and the amount of defense expenditures incurred during the period.

For additional information on our asbestos litigation, including a discussion of our asbestos-related loss contingencies, see Note I (Contingencies and Loss Reserves) of the Notes to Consolidated Financial Statements, which appears in the 2009 Annual Report to Stockholders.

EIFS Litigation

As of May 31, 2009, Dryvit, one of our wholly owned subsidiaries, was a defendant or co-defendant in various single family residential exterior insulating finishing systems (“EIFS”) cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

Dryvit is a defendant in a class action lawsuit filed on November 14, 2000 in Jefferson County, Tennessee styled Bobby R. Posey, et al. v. Dryvit Systems, Inc. (formerly styled William J. Humphrey, et al. v. Dryvit Systems, Inc.) (Case No. 17,715-IV) (“Posey”), which was finally certified by court order on September 15, 2005. The deadline for filing claims in the Posey class action expired on June 5, 2004 and claims have been processed during the pendency of the various appeals. As of June 30, 2009, a cumulative total of 1,705 claims have been paid over the term of the settlement agreement for a total of approximately $14.1 million. Although additional payments have and will continue to be made under the terms of the settlement agreement, which include inspection costs, third party warranties and class counsel attorneys’ fees, the Company does not expect these payments to be material in future periods.

Third party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from our third party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third party insurers. This coverage litigation, styled RPM, Inc., et al, v. Chubb Custom Insurance Company, et al, (Case No. CV 05 578004), is pending in the Cuyahoga County Court of Common Pleas. In accordance with a court order, the parties filed dispositive motions on certain of the coverage issues. Oral argument on these motions was completed on September 2, 2008. The parties currently await a ruling on their respective summary judgment motions, after which they will participate in a court-ordered and agreed mediation. Discovery is stayed in the meantime. A trial date has not yet been scheduled. If mediation is not successful, the parties will resume discovery and a trial date will be scheduled. For additional information, see Note I (Contingencies and Loss Reserves) of the Notes to Consolidated Financial Statements, which appears in the 2009 Annual Report to Stockholders.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 4A.	Executive Officers of the Registrant*.

The name, age and positions of each of our Executive Officers as of July 27, 2009 are as follows:

Name	Age	Position and Offices Held

Frank C. Sullivan	48	Chairman and Chief Executive Officer
Ronald A. Rice	46	President and Chief Operating Officer
P. Kelly Tompkins	52	Executive Vice President — Administration and Chief Financial Officer
Paul G. P. Hoogenboom	49	Senior Vice President — Manufacturing and Operations and Chief Information Officer
Stephen J. Knoop	44	Senior Vice President — Corporate Development
Edward W. Moore	52	Vice President, General Counsel and Secretary
Barry M. Slifstein	49	Vice President and Controller

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Frank C. Sullivan was elected Chairman of the Board in 2008 and Chief Executive Officer in 2002. From 1999 to 2008, Mr. Sullivan served as our President, and was Chief Operating Officer from 2001 to 2002. From 1995 to 1999, Mr. Sullivan served as Executive Vice President, and was Chief Financial Officer from 1993 to 1999. Mr. Sullivan served as a Vice President from 1991 to 1995. Prior thereto, he served as our Director of Corporate Development from 1989 to 1991. Mr. Sullivan served as Regional Sales Manager from 1987 to 1989 of AGR Company, an Ohio General Partnership formerly owned by us. Prior thereto, Mr. Sullivan was employed by First Union National Bank from 1985 to 1987 and Harris Bank from 1983 to 1985. Mr. Sullivan is the son of Thomas C. Sullivan, Chairman Emeritus of our Board of Directors.

Ronald A. Rice was elected President in 2008 and Chief Operating Officer in 2006. Mr. Rice served as Executive Vice President from 2006 to 2008, and was Senior Vice President — Administration from 2002 to 2006. From 2001 to 2002, he served as Vice President — Administration. From 1999 to 2001, Mr. Rice served as our Vice President — Risk Management and Benefits. From 1997 to 1999, he served as Director of Risk Management and Employee Benefits, and from 1995 to 1997 he served as Director of Benefits. From 1985 to 1995, Mr. Rice served in various capacities with the Wyatt Company, most recently serving as an Account Manager from 1992 to 1995.

P. Kelly Tompkins was elected Executive Vice President — Administration and Chief Financial Officer in 2008. Prior to that time, Mr. Tompkins served as Executive Vice President and Chief Administrative Officer from 2006 to 2008. He served as our Senior Vice President from 2002 to 2006, served as General Counsel and Secretary from 1998 to 2006, and served as Vice President from 1998 to 2002. From 1996 to 1998, Mr. Tompkins served as Assistant General Counsel. From 1987 to 1995, Mr. Tompkins was employed by Reliance Electric Company in various positions including Senior Corporate Counsel, Director of Corporate Development and Director of Investor Relations. From 1985 to 1987, Mr. Tompkins was employed as a litigation attorney by Exxon Corporation.

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

Edward W. Moore was elected Vice President, General Counsel and Secretary in 2007. From 1982 to 1989, Mr. Moore was an associate attorney, and from 1990 to 2006, a partner at Calfee, Halter & Griswold LLP. While at Calfee, Mr. Moore served in various capacities, including as a member of the Executive Committee, Chair of the Associates Committee, and most recently, Co-Chair of the Securities and Capital Markets Group.

Barry M. Slifstein was elected Vice President and Controller in 2008 and Principal Accounting Officer in September 2008. Prior to that time, Mr. Slifstein was Vice President of Finance, Chief Financial Officer and Treasurer of our DAP Products Inc. operating group, where he was employed from 1999 to 2008. Mr. Slifstein was Finance Director of Alpharma USPD Inc., a global specialty pharmaceutical company from 1998 to 1999, and Corporate Controller for Luitpold Pharmaceuticals Inc., a manufacturer and distributor of various drugs and medical devices from 1995 to 1998.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth at page 59 of the 2009 Annual Report to Stockholders under the heading “Quarterly Stock Price and Dividend Information” is incorporated herein by reference.

The following table presents information about repurchases of RPM International Inc. Common Stock made by us during the fourth quarter of fiscal 2009:

Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased as	that May Yet be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased(1)	per Share	Programs	Programs(2)

March 1, 2009 through March 31, 2009	—	—	—	—
April 1, 2009 through April 30, 2009	—	—	—	—
May 1, 2009 through May 31, 2009	5,776	$15.32	—	—

TOTAL	5,776	$15.32	—	—

(1)	Attributable to shares that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock grants under RPM International Inc.’s 2004 Amended and Restated Omnibus Equity and Incentive Plan, which totaled 2,736 shares, and the 1997 Restricted Stock Plan, which totaled 3,040 shares.

(2)	On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit repurchases only to amounts required to offset dilution created by stock issued in connection with its equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time-to-time in the open market or in private transactions at various times and in amounts and for prices that management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time.

Item 6.	Selected Financial Data.

The following table sets forth our selected consolidated financial data for each of the five years during the period ended May 31, 2009. The data was derived from our annual Consolidated Financial Statements which have been audited by Ernst & Young LLP, our independent accountants for the fiscal years ended May 31, 2009, 2008, 2007 and 2006, and by Ciulla, Smith & Dale, LLP, our independent accountants for the fiscal year ended May 31, 2005.

	Fiscal Years Ended May 31,
	2009	2008(1)	2007(1)	2006(1)	2005(1)
	(Amounts in thousands, except per share and percentage data)

Net sales	$3,368,167	$3,643,791	$3,338,764	$3,008,338	$2,555,735
Income (loss) before income taxes	180,868	39,054	307,535	(122,475)	163,728
Net income (loss)	119,616	47,709	208,289	(76,205)	105,032
Return on sales %	3.6%	1.3%	6.2%	(2.5)%	4.1%
Basic earnings (loss) per share	$0.95	$0.40	$1.76	$(0.65)	$0.90
Diluted earnings (loss) per share	0.93	0.39	1.64	(0.65)	0.86
Stockholders’ equity	1,143,671	1,136,556	1,086,870	925,941	1,037,739
Stockholders’ equity per share	9.05	9.46	9.20	7.93	8.88
Return on stockholders’ equity %	10.5%	4.3%	20.7%	(7.8)%	10.5%
Average shares outstanding	126,373	120,151	118,179	116,837	116,899
Cash dividends paid	$101,836	$90,638	$82,106	$74,427	$68,933
Cash dividends declared per share	0.790	0.745	0.685	0.630	0.590
Retained earnings	443,429	427,788	475,676	349,493	500,125
Working capital	703,754	937,614	705,509	655,718	693,656
Total assets	3,409,921	3,763,567	3,333,149	2,996,064	2,647,475
Long-term debt	762,295	1,066,687	886,416	870,415	837,948
Depreciation and amortization	85,144	85,366	81,607	74,299	65,992
Cash from operating activities	266,995	234,714	202,305	185,489	157,352

Note:	Acquisitions made by us during the periods presented may impact comparability from year to year (See Note A (Summary of Significant Accounting Policies) to the Consolidated Financial Statements). Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(1)	Reflects the impact of the asbestos-related insurance settlement of $15.0 million ($9.7 million after-tax) in 2007, and asbestos charges of $288.1 million ($185.1 million after-tax) in 2008; $380.0 million ($244.3 million after-tax) in fiscal 2006; and $78.0 million ($49.5 million after-tax) in fiscal 2005 (see Note I (Contingencies and Loss Reserves) to the Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is set forth at pages 18 through 29 of the 2009 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth at page 29 of the 2009 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is set forth at pages 30 through 59 and 61 of the 2009 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 31, 2009 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of Ernst & Young LLP, our independent registered public accounting firm, are set forth at pages 60 and 62, respectively, of the 2009 Annual Report to Stockholders, which reports are incorporated herein by reference.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item as to our Directors appearing under the caption “Election of Directors” in our 2009 Proxy Statement is incorporated herein by reference. Information required by this item as to our Executive Officers is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 2009 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. Information required by Items 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is set forth in the 2009 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

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

The information required by this item is set forth in the 2009 Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2009 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2009 Proxy Statement under the headings “Related Person Transactions” and “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth in the 2009 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Related Fee Arrangements,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this 2009 Annual Report on Form 10-K:

1. Financial Statements.  The following consolidated financial statements of RPM and the report of our independent registered public accounting firm thereon, included in our 2009 Annual Report to Stockholders on pages 30 through 59 and 61, are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets —
May 31, 2009 and 2008

Consolidated Statements of Income —
fiscal years ended May 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity —
fiscal years ended May 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows —
fiscal years ended May 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements (including Unaudited Quarterly
Financial Information)

2. Financial Statement Schedules.  The following consolidated financial statement schedule of RPM and the report of our independent registered public accounting firm thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements included in our 2009 Annual Report to Stockholders:

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

Date: July 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Frank C. Sullivan Frank C. Sullivan	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ P. Kelly Tompkins P. Kelly Tompkins	Executive Vice President — Administration and Chief Financial Officer (Principal Financial Officer)

/s/ Barry M. Slifstein Barry M. Slifstein	Vice President and Controller (Principal Accounting Officer)

/s/ Thomas C. Sullivan Thomas C. Sullivan	Chairman Emeritus and a Director

/s/ John P. Abizaid John P. Abizaid	Director

/s/ Bruce A. Carbonari Bruce A. Carbonari	Director

/s/ David A. Daberko David A. Daberko	Director

/s/ James A. Karman James A. Karman	Director

/s/ Donald K. Miller Donald K. Miller	Director

/s/ Frederick R. Nance Frederick R. Nance	Director

/s/ William A. Papenbrock William A. Papenbrock	Director

Signature	Title

/s/ Charles A. Ratner Charles A. Ratner	Director

/s/ William B. Summers, Jr. William B. Summers, Jr.	Director

/s/ Dr. Jerry Sue Thornton Dr. Jerry Sue Thornton	Director

/s/ Joseph P. Viviano Joseph P. Viviano	Director

Date: July 27, 2009

RPM INTERNATIONAL INC.

Exhibit Index

Exhibit			Incorporated by reference herein
Number		Description	Form	Date

3.1		Amended and Restated Certificate of Incorporation of the Company	Registration Statement on Form S-8 (File No. 333-101501)	November 27, 2002
3.2		Amended and Restated By-Laws of the Company	Current Report on Form 8-K (File No. 001-14187)	April 27, 2009
4.1		Specimen Certificate of Common Stock, par value $0.01 per share, of the Company	Registration Statement on Form S-8 (File No. 333-101501)	November 27, 2002
4.2		Rights Agreement, dated April 21, 2009, by and between the Company and National City Bank, as Rights Agent	Current Report on Form 8-K (File No. 001-14187)	April 27, 2009
4.3		Indenture, dated as of May 13, 2003, between the Company, as issuer, and The Bank of New York, as trustee, with respect to the Senior Convertible Notes Due 2033	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2003
4	.3.1	Specimen Note Certificate for Senior Convertible Notes Due 2033	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2003
4.4		Indenture, dated as of December 9, 2003, between the Company, as issuer, and The Bank of New York, as trustee, with respect to the 6.25% Senior Notes Due 2013	Registration Statement on Form S-4 (333-114259)	April 7, 2004
4	.4.1	Specimen Note Certificate of 6.25% Senior Notes Due 2013	Annual Report on Form 10-K (File No. 001-14187)	August 16, 2004
4.5		Indenture, dated as of September 30, 2004, between the Company, as issuer, and The Bank of New York, as trustee, with respect to the 4.45% Senior Notes Due 2009	Current Report on Form 8-K (File No. 001-14187)	September 30, 2004
4	.5.1	Form of 4.45% Senior Notes Due 2009	Current Report on Form 8-K (File No. 001-14187)	September 30, 2004
4.6		Indenture, dated as of October 24, 2005, among RPM United Kingdom G.P., by its general partners, RPM Canada and RPM Canada Investment Company, the Company, as guarantor, and The Bank of New York Trust Company, N.A., as trustee	Current Report on Form 8-K (File No. 001-14187)	October 25, 2005
4	.6.1	Form of 6.70% Senior Note Due 2015	Current Report on Form 8-K (File No. 001-14187)	October 25, 2005
4	.6.2	Form of Guarantee	Current Report on Form 8-K (File No. 001-14187)	October 25, 2005
4.7		Indenture, dated as of February 14, 2008, between the Company, as issuer, and The Bank of New York Trust Company, as trustee, with respect to the 6.5% Senior Notes Due 2018	Registration Statement on Form S-3 (File No. 333-149232)	February 14, 2008

Exhibit			Incorporated by reference herein
Number		Description	Form	Date

4	.7.1	Form of 6.50% Senior Note Due 2018	Current Report on Form 8-K (File No. 001-14187)	February 20, 2008
10.1		Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and National City Bank, as Administrative Agent, dated December 29, 2006	Current Report on Form 8-K (File No. 001-14187)	January 4, 2007
10	.1.1	Amendment No. 1 to Credit Agreement, dated May 29, 2009	Current Report on Form 8-K (File No. 001-14187)	June 4, 2009
10.2		Amended and Restated Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated as of April 7, 2009	Current Report on Form 8-K (File No. 001-14187)	April 13, 2009
10.3		Receivables Purchase Agreement, among RPM Funding Corporation, RPM International Inc., as Servicer, Fifth Third Bank, and Wachovia Bank, National Association, individually and as Administrative Agent, dated as of April 7, 2009	Current Report on Form 8-K (File No. 001-14187)	April 13, 2009
10	.3.1	Amendment No. 1 to Receivables Purchase Agreement, dated May 29, 2009	Current Report on Form 8-K (File No. 001-14187)	June 4, 2009
*10	.4	Amended and Restated Employment Agreement, entered into August 16, 2006, effective as of June 1, 2006, by and between the Company and Frank C. Sullivan, President and Chief Executive Officer	Current Report on Form 8-K (File No. 001-14187)	August 22, 2006
*10	.4.1	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Frank C. Sullivan, Chairman and Chief Executive Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10	.5	Form of Amended and Restated Employment Agreement, entered into August 16, 2006, effective as of June 1, 2006, by and between the Company and each of P. Kelly Tompkins, Senior Vice President, General Counsel and Secretary; Ronald A. Rice, Senior Vice President — Administration and Assistant Secretary; and Paul G. P. Hoogenboom, Vice President — Operations and Chief Information Officer	Current Report on Form 8-K (File No. 001-14187)	August 22, 2006
*10	.5.1	Form of Amended and Restated Employment Agreement, dated as of October 5, 2006, by and between the Company and each of Ronald A. Rice, Executive Vice President, Chief Operating Officer and Assistant Secretary; P. Kelly Tompkins, Executive Vice President, Chief Administrative Officer and Secretary; and Paul G. P. Hoogenboom, Senior Vice President — Manufacturing and Operations and Chief Information Officer	Current Report on Form 8-K (File No. 001-14187)	October 12, 2006

Exhibit			Incorporated by reference herein
Number		Description	Form	Date

*10	.5.2	Form of Amended and Restated Employment Agreement, by and between the Company and each of Ronald A. Rice, President and Chief Operating Officer; P. Kelly Tompkins, Executive Vice President — Administration and Chief Financial Officer; Paul G.P. Hoogenboom, Senior Vice President — Manufacturing and Operations, Chief Information Officer; and Stephen J. Knoop, Senior Vice President — Corporate Development	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10	.6	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10	.7	RPM International Inc. 1996 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	November 27, 2002
*10	.7.1	Amendment No. 1 to RPM International Inc. 1996 Stock Option Plan	Annual Report on Form 10-K (File No. 001-14187)	August 27, 1998
*10	.7.2	Amendment to RPM International Inc. 1996 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	May 3, 2001
*10	.7.3	Amendment No. 3 to RPM International Inc. 1996 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	November 27, 2002
*10	.7.4	Form of Stock Option Agreement to be used in connection with the RPM International Inc. 1996 Stock Option Plan, as amended	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10	.8	RPM International Inc. Benefit Restoration Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2001
*10	.8.1	Amendment No. 1 to the RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003
*10	.8.2	Amendment No. 2 to RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10	.9	RPM International Inc. Deferred Compensation Plan, as Amended and Restated Generally, effective January 1, 2005	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10	.9.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002
*10	.10	RPM International Inc. Incentive Compensation Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2001
*10	.10.1	Amendment No. 1 to RPM International Inc. Incentive Compensation Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

Exhibit			Incorporated by reference herein
Number		Description	Form	Date

*10	.10.2	Amendment No. 2 to RPM International Inc. Incentive Compensation Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 10, 2005
*10	.11	RPM, Inc. 1997 Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10	.11.1	First Amendment to the RPM, Inc. 1997 Restricted Stock Plan, effective as of October 1, 1998	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002
*10	.11.2	Second Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002
*10	.11.3	Third Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10	.11.4	Fourth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003
*10	.11.5	Fifth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 16, 2004
*10	.11.6	Sixth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007
*10	.11.7	Seventh Amendment to the RPM International Inc. 1997 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10	.12	RPM International Inc. 2003 Restricted Stock Plan for Directors	Quarterly Report on Form 10-Q (File No. 001-14187)	January 14, 2004
*10	.12.1	Amendment No. 1 to the RPM International Inc. 2003 Restricted Stock Plan for Directors	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007
*10	.12.2	Amendment No. 2 to the RPM International Inc. 2003 Restricted Stock Plan for Directors, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10	.13	RPM International Inc. Amended and Restated 2004 Omnibus Equity and Incentive Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10	.13.1	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement (for grants prior to October 10, 2008)	Annual Report on Form 10-K (File No. 001-14187)	August 15, 2005
*10	.13.2	Form of Stock Appreciation Rights Agreement (for grants prior to October 10, 2008)	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2005
*10	.13.3	Form of Performance-Contingent Restricted Stock (PCRS) and Escrow Agreement	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2008
*10	.13.4	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009

Exhibit			Incorporated by reference herein
Number		Description	Form	Date

*10	.13.5	Form of Stock Appreciation Rights Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009
*10	.14	RPM International Inc. 2007 Restricted Stock Plan	Current Report on Form 8-K (File No. 001-14187)	October 12, 2006
*10	.14.1	Amendment No. 1 to the RPM International Inc. 2007 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10	.15	RPM International Inc. Amended and Restated Incentive Compensation Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	October 9, 2007
*10	.16	Consultancy Agreement between RPM International Inc. and Robert L. Matejka, effective January 16, 2008	Current Report on Form 8-K (File No. 001-14187)	January 18, 2008
*10	.17	Separation Agreement and General Release by and between the Company and Mr. Ernest Thomas, dated as of October 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009
13.1		Portions of RPM International Inc.’s 2009 Annual Report to Stockholders (x)
21.1		Subsidiaries of the Company (x)
23.1		Consent of Independence Registered Public Accounting Firm (x)
31.1		Rule 13a-14(a) Certification of the Company’s Chief Executive Officer (x)
31.2		Rule 13a-14(a) Certification of the Company’s Chief Financial Officer (x)
32.1		Section 1350 Certification of the Company’s Chief Executive Officer (xx)
32.2		Section 1350 Certification of the Company Chief Financial Officer (xx)

*	Management contract or compensatory plan or arrangement.

(x)	Filed herewith.

(xx)	Furnished herewith.

Schedule II

RPM INTERNATIONAL INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

			Additions		Acquisitions
			Charged to		(Disposals)
	Balance at	Additions	Selling,		of Businesses			Insurance				Balance at
	Beginning	Charged to	General and		and			Carrier				End
	of Period	Cost of Sales	Administrative		Reclassifications			Funding	Deductions			of Period
	(In thousands)

Year Ended May 31, 2009
Allowance for doubtful accounts	$24,554	$		$7,465	$			$		$9,085	(1)	$22,934

Accrued product liability reserves	$56,500	$		$4,432	$			$		$9,479	(2)	$51,453

Accrued warranty reserves	$8,055	$		$23,640	$			$		$12,702	(2)	$18,993

Accrued loss reserves — Current	$7,426	$		$(2,726)		$3,118	(3)	$		$871	(2)	$6,947

Asbestos-related liabilities — Current	$65,000	$	$			$69,417	(3)	$		$69,417	(2)	$65,000

Accrued product liability reserves — Noncurrent	$8,518	$		$797	$			$		$2,248	(2)	$7,067

Environmental reserves — Noncurrent	$5,455	$		$375		$(3,118	)(3)	$		$(1,134	)(2)	$3,846

Asbestos-related liabilities — Noncurrent	$494,745	$	$			$(69,417	)(3)	$	$			$425,328

Year Ended May 31, 2008
Allowance for doubtful accounts	$19,167	$		$5,134	$			$		$(253	)(1)	$24,554

Accrued product liability reserves	$55,063	$		$15,032		$163	(3)	$		$13,758	(2)	$56,500

Accrued warranty reserves	$7,195	$		$1,207		$446	(3)	$		$793	(2)	$8,055

Accrued loss reserves — Current	$10,920	$		$2,231		$(5,071	)(3)	$		$654	(2)	$7,426

Asbestos-related liabilities — Current	$53,000	$	$			$94,623	(3)	$		$82,623	(2)	$65,000

Accrued product liability reserves — Noncurrent	$8,837	$		$2,060	$			$		$2,379	(2)	$8,518

Environmental reserves — Noncurrent	$	$	$			$5,451	(3)	$		$(4	)(2)	$5,455

Accrued warranty reserves — Noncurrent	$1,482	$		$(1,239)	$			$		$243	(2)	$—

Asbestos-related liabilities —
Noncurrent	$301,268	$		$288,100		$(94,623	)(3)	$	$			$494,745

Year Ended May 31, 2007
Allowance for doubtful accounts	$20,252	$		$4,178	$			$		$5,263	(1)	$19,167

Accrued product liability reserves	$53,764	$		$23,833	$			$		$22,534	(2)	$55,063

Accrued warranty reserves	$7,524	$		$1,918	$			$		$2,247	(2)	$7,195

Accrued loss reserves — Current	$5,390	$		$7,180	$			$		$1,650	(2)	$10,920

Asbestos-related liabilities — Current	$58,925	$	$			$61,092	(3)	$		$67,017	(2)	$53,000

Accrued product liability reserves — Noncurrent	$13,295	$		$3,512	$			$		$7,970	(2)	$8,837

Accrued warranty reserves — Noncurrent	$1,463	$		$126	$			$		$107	(2)	$1,482

Asbestos-related liabilities — Noncurrent	$362,360	$	$			$(61,092	)(3)	$	$			$301,268

(1)	Uncollectible accounts written off, net of recoveries

(2)	Primarily claims paid during the year, net of insurance contributions

(3)	Primarily transfers between current and noncurrent

S-1