Form 10-Q
period 2009-08-31
RPM INTERNATIONAL INC/DE/
filed 2009-10-05
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009,
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑.

As of September 30, 2009
129,122,890 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2009	May 31, 2009
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$255,840	$253,387
Trade accounts receivable (less allowances of $24,239 and $22,934, respectively)	640,472	638,659
Inventories	435,174	406,175
Deferred income taxes	44,299	44,540
Prepaid expenses and other current assets	209,432	210,155

Total current assets	1,585,217	1,552,916

Property, Plant and Equipment, at Cost	1,055,935	1,056,555
Allowance for depreciation and amortization	(597,420)	(586,452)

Property, plant and equipment, net	458,515	470,103

Other Assets
Goodwill	860,554	856,166
Other intangible assets, net of amortization	353,820	358,097
Deferred income taxes, non-current	82,446	92,500
Other	87,318	80,139

Total other assets	1,384,138	1,386,902

Total Assets	$3,427,870	$3,409,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$291,658	$294,814
Current portion of long-term debt	169,314	168,547
Accrued compensation and benefits	99,825	124,138
Accrued loss reserves	75,559	77,393
Asbestos-related liabilities	75,000	65,000
Other accrued liabilities	134,002	119,270

Total current liabilities	845,358	849,162

Long-Term Liabilities
Long-term debt, less current maturities	737,414	762,295
Asbestos-related liabilities	396,772	425,328
Other long-term liabilities	195,686	205,650
Deferred income taxes	28,331	23,815

Total long-term liabilities	1,358,203	1,417,088

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01 authorized 300,000 shares; issued 131,424 and outstanding 129,097 as of August 2009; issued 131,230 and outstanding 128,501 as of May 2009	1,291	1,285
Paid-in capital	794,254	796,441
Treasury stock, at cost	(42,990)	(50,453)
Accumulated other comprehensive (loss)	(3,525)	(31,557)
Retained earnings	475,279	427,955

Total stockholders’ equity	1,224,309	1,143,671

Total Liabilities and Stockholders’ Equity	$3,427,870	$3,409,921

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	August 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

Net Sales	$915,953	$985,465
Cost of Sales	522,123	581,876

Gross Profit	393,830	403,589
Selling, General and Administrative Expenses	273,199	292,690
Interest Expense	12,797	14,756
Investment (Income), Net	(1,094)	(4,170)

Income Before Income Taxes	108,928	100,313
Provision for Income Taxes	35,903	30,796

Net Income	$73,025	$69,517

Average Number of Shares of Common Stock Outstanding:
Basic	126,774	124,935

Diluted	127,098	129,426

Basic Earnings per Share of Common Stock	$0.57	$0.55

Diluted Earnings per Share of Common Stock	$0.57	$0.53

Cash Dividends Declared per Share of Common Stock	$0.20	$0.19

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	August 31,
	2009	2008
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities:
Net income	$73,025	$69,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,557	16,385
Amortization	5,449	5,824
Other-than-temporary impairments on marketable securities	118	730
Deferred income taxes	11,370	(2,108)
Other	2,018	2,411
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
(Increase) decrease in receivables	(1,814)	83,267
(Increase) in inventory	(28,999)	(31,922)
(Increase) in prepaid expenses and other current and long-term assets	(9,135)	(1,259)
(Decrease) in accounts payable	(3,156)	(74,736)
(Decrease) in accrued compensation and benefits	(24,313)	(55,342)
(Decrease) increase in accrued loss reserves	(1,834)	21
Increase (decrease) in other accrued liabilities	33,410	(1,854)
Payments made for asbestos-related claims	(18,556)	(16,036)
Other	(1,004)	(7,228)

Cash From (Used For) Operating Activities	52,136	(12,330)

Cash Flows From Investing Activities:
Capital expenditures	(3,262)	(12,199)
Acquisition of businesses, net of cash acquired	(349)	(1,849)
Purchase of marketable securities	(4,077)	(29,924)
Proceeds from sales of marketable securities	897	29,110
Other	501	7,910

Cash (Used For) Investing Activities	(6,290)	(6,952)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	817	49,373
Reductions of long-term and short-term debt	(25,290)	(813)
Cash dividends	(25,701)	(24,751)
Repurchase of stock		(24,585)
Exercise of stock options	2,692	1,086

Cash From (Used For) Financing Activities	(47,482)	310

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,089	(10,911)

Net Change in Cash and Cash Equivalents	2,453	(29,883)
Cash and Cash Equivalents at Beginning of Period	253,387	231,251

Cash and Cash Equivalents at End of Period	$255,840	$201,368

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009
(Unaudited)

NOTE A —	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the U.S. for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three months ended August 31, 2009. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2009.

Our business is dependent on external weather factors. Historically, we have experienced strong sales and net income in our first, second and fourth fiscal quarters comprising the three month periods ending August 31, November 30 and May 31, respectively, with weaker performance in our third fiscal quarter (December through February).

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE B —	MARKETABLE SECURITIES

The following tables summarize marketable securities held at August 31, 2009 and May 31, 2009 by asset type:

	Available-For-Sale Securities
				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
August 31, 2009	Cost	Gains	Losses	Amount)
	(In thousands)

Equity securities:
Stocks	$37,126	$6,393	$(496)	$43,023
Mutual funds	21,316	2,857	(150)	24,023

Total equity securities	58,442	9,250	(646)	67,046
Fixed maturity:
U.S. treasury and other government	14,990	483	(8)	15,465
Corporate	10,931	1,192	(11)	12,112

Total fixed maturity securities	25,921	1,675	(19)	27,577

Total	$84,363	$10,925	$(665)	$94,623

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Available-For-Sale Securities
				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
May 31, 2009	Cost	Gains	Losses	Amount)
	(In thousands)

Equity securities:
Stocks	$36,475	$1,949	$(2,686)	$35,738
Mutual funds	21,321	804	(963)	21,162

Total equity securities	57,796	2,753	(3,649)	56,900
Fixed maturity:
U.S. treasury and other government	9,164	258	(7)	9,415
Corporate	16,075	1,028	(117)	16,986

Total fixed maturity securities	25,239	1,286	(124)	26,401

Total	$83,035	$4,039	$(3,773)	$83,301

Marketable securities, included in other current and long-term assets, are composed of available-for-sale securities and are reported at fair value. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Changes in the fair values of securities that are considered temporary are recorded as unrealized gains and losses, net of applicable taxes, in accumulated other comprehensive income (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in operating income in the period in which the unrealized losses are deemed other than temporary. In order to determine whether an other-than-temporary decline in market value has occurred, the duration of the decline in value and our ability to hold the investment are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value.

Gross gains and losses realized on sales of investments were $47,000 and $1,800, respectively, for the quarter ended August 31, 2009. Gross gains and losses realized on sales of investments were $3.2 million and $0.3 million, respectively, for the quarter ended August 31, 2008. During the first quarter of fiscal 2010 and 2009, we recognized losses of $0.1 million and $0.7 million, respectively, for securities deemed to have other-than-temporary impairments. These amounts are included in investment income, net in the Consolidated Statements of Income.

Summarized below are the securities we held at August 31, 2009 and May 31, 2009 that were in an unrealized loss position included in accumulated other comprehensive income, aggregated by the length of time the investments had been in that position:

	August 31, 2009		May 31, 2009
		Gross		Gross
	Fair	Unrealized		Unrealized
	Value	Losses	Fair Value	Losses
	(In thousands)

Total investments with unrealized losses	$15,871	$(665)	$43,624	$(3,773)
Unrealized losses with a loss position for less than 12 months	6,954	(345)	43,013	(3,721)
Unrealized losses with a loss position for more than 12 months	8,917	(320)	611	(52)

Included in the figures above is our investment in Kemrock Industries, which has a fair value of $13.7 million and an unrealized gain of $2.1 million at August 31, 2009. At May 31, 2009, our investment in Kemrock Industries had a fair value of $9.2 million, and an unrealized loss of $2.0 million. We have reviewed all of the securities

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. Unrealized losses at August 31, 2009 were generally caused by the recent slight decline in valuations in the financial markets since our recently completed fiscal year ended May 31, 2009 and the continued volatility in the global economy over the past year. Although we have begun to see slight recovery in general economic conditions, if we were to experience continuing or significant additional unrealized losses within our portfolio of investments in marketable securities, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at August 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due:
Less than one year	$3,893	$3,998
One year through five years	11,412	11,962
Six years through ten years	4,669	4,950
After ten years	5,947	6,667

	$25,921	$27,577

NOTE C —	FAIR VALUE MEASUREMENTS

Financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, notes and accounts payable, and debt. The carrying amount of cash and cash equivalents, accounts receivable, and notes and accounts payable approximates fair value because of their short-term maturity.

An allowance for anticipated uncollectible trade receivable amounts is established using a combination of specifically identified accounts to be reserved, and a reserve covering trends in collectibility. These estimates are based on an analysis of trends in collectibility, past experience, and individual account balances identified as doubtful based on specific facts and conditions. Receivable losses are charged against the allowance when we confirm uncollectibility.

All derivative instruments are recognized on the balance sheet and measured at fair value. Changes in the fair values of derivative instruments that do not qualify as hedges and/or any ineffective portion of hedges are recognized as a gain or (loss) in our Consolidated Statement of Income in the current period. Changes in the fair value of derivative instruments used effectively as fair value hedges are recognized in earnings (losses), along with the change in the value of the hedged item. Such derivative transactions are accounted for under SFAS No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. We do not hold or issue derivative instruments for speculative purposes.

The carrying amount of our debt instruments approximates fair value based on quoted market prices, variable interest rates or borrowing rates for similar types of debt arrangements, with the exception of our contingently-convertible notes due 2033. We called these notes for redemption during fiscal 2009. Please refer to Note L, “Convertible Notes,” for further information.

Effective June 1, 2008, we adopted Statement of Financial Accounting Standard No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value based on the inputs used to measure fair value and expands the disclosures of fair value

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurements. In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” we adopted the provisions of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities as of June 1, 2009. Our adoption of this statement did not have a material impact on our financial statements.

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

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	August 31, 2009
	(In thousands)

Marketable equity securities	$67,046	$	$	$67,046
Marketable debt securities		27,577		27,577
Interest rate swap		2,658		2,658
Cross-currency swap/interest rate swap		(10,080)		(10,080)

Total	$67,046	$20,155	$	$87,201

Our marketable securities are composed of mainly available-for-sale securities, and are valued using a market approach based on quoted market prices for identical instruments. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For most of our financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

Our interest rate swap was a fixed-to-floating interest rate exchange of debt, with a fair value of zero at inception. The variable leg of this swap is based upon the benchmark interest rate designated as the interest rate risk being hedged, which is USD-LIBOR-BBA. As this rate is observable, but is not a quoted price, we consider our interest rate swap to be a Level 2 asset under the fair value hierarchy.

Our cross-currency swap was designed to fix our interest and principal payments in euros for the life of the debt, which resulted in an effective euro fixed-rate borrowing of 5.31%. The basis for determining the rates for this swap included three legs at the inception of the agreement: the USD fixed rate to a USD floating rate; the euro floating to euro fixed rate; and the dollar to euro basis fixed rate at inception. Therefore, RPM essentially exchanged fixed payments denominated in USD for fixed payments denominated in fixed euros, paying fixed euros at 5.31% and receiving fixed USD at 6.70%. The ultimate payments are based on the notional principal amounts of 150 million USD and approximately 125 million euros. There will be an exchange of the notional amounts at

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturity. The rates included in this swap are based upon observable market data, but are not quoted market prices, and therefore, the cross-currency swap is considered a Level 2 liability on the fair value hierarchy.

Our interest rate swap and our cross-currency swap have been designated as hedging instruments under SFAS No. 133, and are classified as other long-term liabilities in our consolidated balance sheets.

NOTE D —	INVENTORIES

Inventories were composed of the following major classes:

	August 31, 2009	May 31, 2009
	(In thousands)

Raw material and supplies	$142,474	$133,708
Finished goods	292,700	272,467

Total Inventory	$435,174	$406,175

NOTE E —	COMPREHENSIVE INCOME

The following table illustrates the components of total comprehensive income for the three month periods ended August 31, 2009 and 2008:

	Three Months Ended
	August 31,	August 31,
	2009	2008
	(In thousands)

Net Income	$73,025	$69,517
Other Comprehensive Income:
Foreign currency translation adjustments	9,820	(48,406)
Pension and other postretirement benefit liability adjustments, net of tax	1,314	1,924
Unrealized gain (loss) on securities, net of tax	7,298	(10,964)
Derivatives income, net of tax	9,600	1,200

Total Comprehensive Income (Loss)	$101,057	$13,271

NOTE F —	CONTINGENCIES AND OTHER ACCRUED LOSSES

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

As of August 31, 2009, our subsidiaries had a total of 10,271 active asbestos cases, compared to a total of 11,399 cases as of August 31, 2008. For the first quarter ended August 31, 2009, our subsidiaries secured dismissals and/or settlements of 424 cases, compared to a total of 201 cases dismissed and/or settled for the quarter ended August 31, 2008.

For the quarter ended August 31, 2009, our subsidiaries made total cash payments of $18.6 million relating to asbestos cases, which included defense-related payments paid during the quarter of $7.5 million, compared to total cash payments of $16.0 million relating to asbestos cases during the quarter ended August 31, 2008, which included defense-related payments paid during the quarter of $6.7 million.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Excluding defense-related payments, the average payment made to settle or dismiss a case approximated $26,000 and $46,000 for each of the quarters ended August 31, 2009 and 2008, respectively. The amount and timing of dismissals and settlements can fluctuate significantly from period to period, resulting in volatility in the average cost to resolve a case in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal payments on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis. For example, the average amount paid to settle or dismiss a case can vary widely depending on a variety of factors, including the mix of malignancy and non-malignancy claimants and the amount of defense expenditures incurred during the period.

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

During the fiscal year ended May 31, 2008, we reviewed and evaluated our ten-year asbestos liability established as of May 31, 2006. As part of that review and evaluation process, the credibility of epidemiological studies of our mesothelioma claims, first introduced to management by C&W some two-and-one-half years ago, was validated. At the core of our evaluation process, and the basis of C&W’s actuarial work on behalf of Bondex, is the Nicholson Study. The Nicholson Study is the most widely recognized reference in bankruptcy trust valuations, global settlement negotiations and the Congressional Budget Offices’ work done on the proposed FAIR Act in 2006. Based on our ongoing comparison of the Nicholson Study projections and Bondex’s specific actual experience, which at that time continued to bear an extremely close correlation to the study’s projections, we decided to extend

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our asbestos liability projection out to the year 2028. C&W assisted us in calculating an estimate of our liability for unasserted-potential-future-asbestos-related claims out to that twenty-year period.

C&W projected that the cost of extending the asbestos liability to 2028, coupled with an updated evaluation of our current known claims to reflect our most recent actual experience, would be $288.1 million. Therefore, we added $288.1 million to our existing asbestos liability, which brought our total asbestos-related balance sheet liabilities at May 31, 2008 to $559.7 million. Of that total, $65.0 million was estimated to be the short-term liability due in fiscal 2009, with the remaining $494.7 million balance reflected as a long-term liability. The material components of the accruals are: (i) the gross number of open malignancy claims (principally mesothelioma claims) as these claims have the most significant impact on our asbestos settlement costs; (ii) historical and current settlement costs and dismissal rates by various categories; (iii) analysis of the jurisdiction and governing laws of the states in which these claims are pending; (iv) outside defense counsel’s opinions and recommendations with respect to the merits of such claims; and (v) analysis of projected liabilities for unasserted potential future claims.

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

During fiscal 2004, certain of our subsidiaries’ third-party insurers claimed exhaustion of coverage. On July 3, 2003, certain of our subsidiaries filed the case of Bondex International, Inc. et al. v. Hartford Accident and Indemnity Company et al. , Case No. 1:03-cv-1322, in the United States District Court for the Northern District of Ohio, for declaratory judgment, breach of contract and bad faith against these third-party insurers, challenging their assertion that their policies covering asbestos-related claims have been exhausted. The coverage litigation involves, among other matters, insurance coverage for claims arising out of alleged exposure to asbestos containing products manufactured by the previous owner of the Bondex tradename before March 1, 1966. On March 1, 1966, Republic Powdered Metals Inc. (as it was known then), purchased the assets and assumed the liabilities of the previous owner of the Bondex tradename. That previous owner subsequently dissolved and was never a subsidiary of Republic Powdered Metals, Bondex, RPM, Inc. or the Company. Because of the earlier assumption of liabilities, however, Bondex has historically responded, and must continue to respond, to lawsuits alleging exposure to these asbestos-containing products. We discovered that the defendant insurance companies in the coverage litigation had wrongfully used cases alleging exposure to these pre-1966 products to erode their aggregate limits. This conduct, apparently known by the insurance industry based on discovery conducted to date, was in breach of the insurers’

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

policy language. Two of the defendant insurers have filed counterclaims seeking to recoup certain monies should plaintiffs prevail on their claims.

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

The following table illustrates the movement of current and long-term asbestos-related liabilities through August 31, 2009:

Asbestos Liability Movement
(Current and Long-Term)

	Balance at	Additions to		Balance at
	Beginning of	Asbestos		End of
	Period	Charge	Deductions*	Period
		(In thousands)

Three Months Ended August 31, 2009	$490,328		$18,556	$471,772
Year Ended May 31, 2009	559,745		69,417	490,328
Year Ended May 31, 2008	354,268	$288,100	82,623	559,745

*	Deductions include payments for defense-related costs and amounts paid to settle claims.

Other Contingencies

We provide, through our wholly-owned insurance subsidiaries, certain insurance coverage, primarily product liability, to our other subsidiaries. Excess coverage is provided by third-party insurers. Our reserves provide for these potential losses as well as other uninsured claims.

We also offer warranty programs at several of our industrial businesses and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims we have received, but that have not been fully investigated, and claims not yet received, which are not currently estimable due to the significant number of variables contributing to the extent of any necessary remediation. While our warranty liability represents our best estimate at August 31, 2009, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense.

The following table includes the changes in our accrued warranty balances:

	Quarter Ended
	August 31,
	2009	2008
	(In thousands)

Beginning Balance	$18,993	$8,055
Deductions(1)	(7,462)	(4,048)
Provision charged to SG&A expense	5,280	3,544

Ending Balance	$16,811	$7,551

(1)	Primarily claims paid during the year.

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

We account for our pension plans and postretirement benefit plans in accordance with the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three month periods ended August 31, 2009 and 2008:

	U.S. Plans		Non-U.S. Plans
	Quarter Ended		Quarter Ended
	August 31,	August 31,	August 31,	August 31,
Pension Benefits	2009	2008	2009	2008
	(In thousands)

Service cost	$3,673	$3,706	$487	$760
Interest cost	3,226	2,928	1,822	1,915
Expected return on plan assets	(2,450)	(3,229)	(1,502)	(1,847)
Amortization of:
Prior service cost	88	85	2	1
Net actuarial losses recognized	1,427	559	235	311

Net Periodic Benefit Cost	$5,964	$4,049	$1,044	$1,140

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans		Non-U.S. Plans
	Quarter Ended		Quarter Ended
	August 31,	August 31,	August 31,	August 31,
Postretirement Benefits	2009	2008	2009	2008
	(In thousands)

Service cost	$1	$	$81	$98
Interest cost	142	108	160	189
Amortization of:
Prior service cost	(7)	(7)
Net actuarial (gains) recognized	(34)	(24)	(33)

Net Periodic Benefit Cost	$102	$77	$208	$287

We previously disclosed in our financial statements for the fiscal year ended May 31, 2009 that we expected to contribute approximately $10.8 million to our retirement plans in the U.S. and approximately $8.7 million to plans outside the U.S. during the current fiscal year. As of August 31, 2009, we do not anticipate any changes to these contribution levels.

The fair value of the assets held by our pension plans at May 31, 2009 declined from their prior year values due primarily to the significant declines that have taken place in the stock markets over that time. Although we have seen a recovery in the stock markets over the past few months, we cannot be certain that this recent trend will continue. The actuarial assumptions used to calculate our net periodic benefit cost are reviewed annually, most recently as of our May 31, 2009 measurement date. Those actuarial assumptions and related market conditions are reflected in our current fiscal year net periodic benefit costs included above.

NOTE H — EARNINGS PER SHARE

On June 1, 2009, we adopted the FASB Staff Position No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The provisions of this statement clarify that unvested share-based payment awards that contain rights to receive non-forfeitable dividends are participating securities. Our unvested restricted shares are considered participating securities. The provisions of this statement also provide guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method. We have retroactively applied the provisions of FSP EITF 03-6-1 to the financial information included herein. Our retroactive application of FSP EITF 03-6-1 impacted prior year reported figures by reducing both basic and diluted earnings per share by $0.01 per share, from reported basic and diluted earnings per share of $0.56 and $0.54, respectively, to as-adjusted basic and diluted earnings per share of $0.55 and $0.53, respectively.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method, for the three months ended August 31, 2009 and 2008:

	Three Months Ended
	August 31,	August 31,
	2009	2008
	(In thousands, except per share amounts)

Numerator for basic earnings per share:
Net income	$73,025	$69,517
Less: Allocation of earnings and dividends to participating securities	(1,066)	(893)

Net income available to common shareholders — basic	$71,959	$68,624

Numerator for diluted earnings per share:
Net income available to common shareholders	$71,959	$68,624
Add: Undistributed earnings reallocated to unvested shareholders	2	20
Add: Income effect of contingently issuable shares		280

Net income available to common shareholders — diluted	$71,961	$68,924

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	126,774	124,935
Average diluted options	324	1,159
Additional shares issuable assuming conversion of convertible securities		3,332

Total shares for diluted earnings per share	127,098	129,426

Earnings Per Share
Basic Earnings Per Share of Common Stock	$0.57	$0.55

Diluted Earnings Per Share of Common Stock	$0.57	$0.53

NOTE I — INCOME TAXES

The effective income tax rate was 33.0% for the three months ended August 31, 2009 compared to an effective income tax rate of 30.7% for the three months ended August 31, 2008.

For the three months ended August 31, 2009 and, to a lesser extent for the three months ended August 31, 2008, the effective tax rate differed from the federal statutory rate principally due to increases in taxes as a result of the impact of non-deductible business operating expenses and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards. The increases in the tax rates were offset by the impact of certain foreign operations on our U.S. taxes and the effect of lower tax rates in certain of our foreign jurisdictions. Also, the tax rate was reduced for the three months ended August 31, 2009 as a result of the reinstatement of the U.S. research and experimental credit.

As of August 31, 2009, we had unrecognized tax benefits of approximately $3.4 million, of which approximately $2.4 million would impact the effective tax rate, if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At August 31, 2009, the accrual for interest and penalties totaled approximately $1.8 million. We do not anticipate any significant changes to the total unrecognized tax benefits within the next 12 months.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. As of August 31, 2009, the fiscal years 2006 through 2009 are subject to U.S. federal income tax examination. Currently, the Internal

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Service is examining the fiscal 2007 and 2008 tax years. In addition, with limited exceptions, we are subject to various state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2003 through 2009.

As of August 31, 2009, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we intend to maintain the tax valuation allowances recorded at August 31, 2009 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions. A reversal of the valuation allowance that was recorded in purchase accounting may impact earnings.

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

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. This reportable segment comprises three separate operating segments — our Building Solutions Group, Performance Coatings Group, and RPM II/Industrial Group. Products and services within this reportable segment include construction chemicals, roofing systems, weatherproofing and other sealants, flooring and specialty chemicals.

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe. Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and to other smaller customers through distributors. This reportable segment comprises three operating segments — our DAP Group, Rust-Oleum Group, and RPM II/Consumer Group. Products within this reportable segment include specialty, hobby and professional paints; caulks; adhesives; silicone sealants; wood stains and specialty confectionary coatings and films.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to our two reportable segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either reportable segment. Assets related to the corporate/other category consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other assets and expenses reconcile reportable segment data to total consolidated income before income taxes and identifiable assets. Our comparative three month results for the periods ended August 31, 2009 and 2008, and identifiable assets as of August 31, 2009 and May 31, 2009 are presented in segment detail in the following table.

	Three Months Ended
	August 31, 2009	August 31, 2008
	(In thousands)

Net Sales
Industrial Segment	$599,712	$697,582
Consumer Segment	316,241	287,883

Consolidated	$915,953	$985,465

Gross Profit
Industrial Segment	$264,672	$291,775
Consumer Segment	129,158	111,814

Consolidated	$393,830	$403,589

Income (Loss) Before Income Taxes
Industrial Segment	$81,741	$91,236
Consumer Segment	53,334	33,265
Corporate/Other	(26,147)	(24,188)

Consolidated	$108,928	$100,313

Identifiable Assets	August 31, 2009	May 31, 2009

Industrial Segment	$1,853,505	$1,778,526
Consumer Segment	1,189,591	1,187,633
Corporate/Other	384,774	443,762

Consolidated	$3,427,870	$3,409,921

NOTE K —	STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the quarter ended August 31, 2009, we did not repurchase any shares of our common stock under this program.

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

NOTE M — ACCOUNTING CHANGE

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” The FSP requires the issuer of certain convertible debt instruments that may be settled in cash upon conversion to separately account for liability and equity components of the instrument in a manner that reflects our nonconvertible debt borrowing rate.

Although we called for redemption all of our outstanding Senior Convertible Notes due May 13, 2033 during the first fiscal quarter of 2009, the transition guidance of the FSP requires retrospective application to all years presented. We adopted this FSP effective June 1, 2009, and as a result, recorded additional interest expense of $5.0 million during our fiscal year ended May 31, 2008, which resulted in an after-tax decrease to reported net income of $3.3 million and a reduction of reported basic and diluted earnings per share of $0.03 per common share. The cumulative effect of the adoption of this FSP as of June 1, 2008 was a reduction of retained earnings of approximately $15.5 million. The FSP required retrospective application upon adoption and accordingly, our fiscal 2008 financial statements will be restated in our fiscal 2010 Annual Report on Form 10-K. The following table illustrates the retrospective changes made to our comparative financial statements for fiscal 2009:

	May 31, 2009
	As Reported	Adjustment	Restated
	(In thousands)

Paid-in capital	$780,967	$15,474	$796,441
Retained earnings	$443,429	$(15,474)	$427,955

NOTE N — NEW ACCOUNTING STANDARDS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” The Accounting Standards Codification (“ASC”) identifies itself as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC does not change GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Effective September 15, 2009, all of our public filings will reference the ASC as the sole source of authoritative literature.

In April 2009, the FASB issued SFAS No. 165, “Subsequent Events (SFAS No. 165),” which provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Under SFAS No. 165 entities are required to disclose the date through which subsequent events were evaluated, as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We adopted the

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of this statement as of June 1, 2009 and the adoption had no impact on our financial position, results of operations or cash flows. Refer to Note O, “Subsequent Events.”

In April 2009, the FASB issued Staff Position No. FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), which amends SFAS No. 107 (SFAS 107), “Disclosures About Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28 (“APB 28”), “Interim Financial Reporting,” and requires those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. We adopted the provisions of this FSP as of June 1, 2009. Refer to Note C, “Fair Value Measurements,” for additional discussion.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which requires entities to report noncontrolling (minority) interests in subsidiaries as equity in the Consolidated Financial Statements. Our June 1, 2009 adoption of SFAS No. 160 did not have a material impact on our financial statements.

NOTE O — SUBSEQUENT EVENTS

Events subsequent to August 31, 2009 have been evaluated through October 5, 2009, which is the date of the issuance of these financial statements. There were no recognized subsequent events requiring recognition in the financial statements, and no non-recognized subsequent events requiring disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements include the accounts of RPM International Inc. and its majority-owned subsidiaries. Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate these estimates, including those related to our asbestos liability; allowances for doubtful accounts; inventories; allowances for recoverable taxes; useful lives of property, plant and equipment; goodwill and other intangible assets; environmental, warranties and other contingent liabilities; income tax valuation allowances; pension plans; and the fair value of financial instruments. We base our estimates on historical experience, our most recent facts, and other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of our assets and liabilities. Actual results, which are shaped by actual market conditions, including legal settlements, may differ materially from our estimates.

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

We also record revenues generated under long-term construction contracts, mainly in connection with the installation of specialized roofing and flooring systems, and related services. In general, we account for long-term construction contracts under the percentage-of-completion method, and therefore record contract revenues and related costs as our contracts progress. This method recognizes the economic results of contract performance on a timelier basis than does the completed-contract method; however, application of this method requires reasonably dependable estimates of progress toward completion, as well as other dependable estimates. When reasonably dependable estimates cannot be made, or if other factors make estimates doubtful, the completed-contract method is applied. Under the completed-contract method, billings and costs are accumulated on the balance sheet as the contract progresses, but no revenue is recognized until the contract is complete or substantially complete.

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

Goodwill

We apply the provisions of SFAS No. 141 (“SFAS No. 141”), “Business Combinations,” which addresses the initial recognition and measurement of goodwill and intangible assets acquired in a business combination. We also apply the provisions of SFAS No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” which requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise, using a fair-value approach at the reporting unit level. Our reporting units have been identified at the component level, or one level below our operating segments. The provisions of SFAS No. 142 require us to perform a two-step impairment test. In the first step, we compare the fair value of each of our reporting units to its carrying value. We have elected to perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, during our fourth fiscal quarter. Calculating the fair market values of reporting units requires our use of estimates and assumptions.

We use significant judgment in determining the most appropriate method to establish the fair values of each of our reporting units. We estimate the fair values of our reporting units by employing various valuation techniques, depending on the availability and reliability of comparable market value indicators, and employ methods and assumptions which include the application of third-party market value indicators and the computation of discounted future cash flows for each of our reporting unit’s annual projected earnings before interest, taxes, depreciation and amortization (“EBITDA”). For each of our reporting units, we calculate a break-even multiple based on its carrying value as of the testing date. We then compare each reporting unit’s break-even EBITDA market multiple to guideline EBITDA market multiples applicable to our industry and peer group, the data for which we develop internally and through third-party sources. The result of this analysis provides us with insight and sensitivity as to which reporting units, if any, may have a higher risk for a potential impairment.

We then supplement this analysis with an evaluation of discounted future cash flows for each reporting unit’s projected EBITDA. Under this approach, we calculate the fair value of each reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired. An indication that goodwill may be impaired results when the carrying value of the net assets of a reporting unit exceeds the fair value of the reporting unit. At that point, the second step of the impairment test is performed, which requires a fair value estimate of each tangible and intangible asset in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

In applying the discounted cash flow methodology, we rely on a number of factors, including future business plans, actual and forecasted operating results, and market data. The significant assumptions employed under this method include discount rates, revenue growth rates, including assumed terminal growth rates, and operating margins used to project future cash flows for each reporting unit. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting units. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of goodwill impairment testing for each reporting unit, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected.

Our annual goodwill impairment analysis, which we performed during the fourth quarter of fiscal 2009, resulted in an impairment charge related to a reduction in the carrying value of goodwill in the amount of $14.9 million, relating to one of our reporting units. The excess of fair value over carrying value for our other reporting units as of March 1, 2009, ranged from approximately $1.3 million to $249.8 million. In order to evaluate the sensitivity of the fair value calculations of our goodwill impairment test, we applied a hypothetical 5% decrease to the fair values of each reporting unit. This hypothetical 5% decrease would result in excess fair value over carrying value ranging from approximately $1.0 million to $231.8 million for our reporting units. Further, we compare the sum of the fair values of our reporting units resulting from our discounted cash flow calculations to our market capitalization as of our valuation date. We use this comparison to further assess the reasonableness of the assumptions employed in our valuation calculations. As of the valuation date, the sum of the fair values we calculated for our reporting units was approximately 15% above our market capitalization.

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

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter. Measuring a potential impairment of non-goodwill intangibles and other long-lived assets requires the use of various estimates and assumptions, including the determination of which cash flows are directly related to the assets being evaluated, the respective useful lives over which those cash flows will occur and potential residual values, if any. If we determine that the carrying values of these assets may not be recoverable based upon the existence of one or more of the above-described indicators or other factors, any impairment amounts would be measured based on the projected net cash flows expected from these assets, including any net cash flows related to eventual disposition activities. The determination of any impairment losses would be based on the best information available, including internal estimates of discounted cash flows; quoted market prices, when available; and independent appraisals, as appropriate, to determine fair values. Cash flow estimates would be based on our historical experience and our internal business plans, with appropriate discount rates applied. Our fiscal 2009 annual impairment tests of each of our indefinite-lived intangible assets resulted in an impairment loss of $0.5 million related to the reduction in carrying value of one of our tradenames. This loss was primarily the result of continued declines in sales and projected sales in one of our businesses which operates primarily in the residential housing market. We also performed a recoverability test with respect to the assets of both of our entities that incurred goodwill or other intangible asset impairments during the current fiscal year. The tests included the comparison of our estimation of undiscounted future cash flows associated with these businesses to their respective book value as of the date of our annual impairment tests. No impairment losses were required as a result of either of these tests for recoverability.

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

Contingencies

We are party to claims and lawsuits arising in the normal course of business, including the various asbestos-related suits discussed in Note F to our financial statements. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and reasonably estimable. Our provisions are based on historical experience and legal advice, reviewed quarterly and adjusted according to developments. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments about potential actions by third parties, such as regulators, courts, and state and federal legislatures. Changes in the amounts of our loss provisions, which can be material, affect our Consolidated Statements of Income. Due to the inherent uncertainties in the process undertaken to estimate potential losses, we are unable to estimate an additional range of loss in excess of our accruals. While it is reasonably possible that such excess liabilities, if they were to occur, could be material to operating results in any given quarter or year of their recognition, we do not believe that it is reasonably possible that such excess liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

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

Several of our industrial businesses offer extended warranty terms and related programs, and thus have established a corresponding warranty liability. Warranty expense is impacted by variations in local construction practices and installation conditions, including geographic and climate differences.

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

Marketable Securities

Marketable securities, included in other current and long-term assets, are composed of available for sale securities and are reported at fair value. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Changes in fair values of securities that are considered temporary, are recorded as unrealized gains and losses, net of applicable taxes, in accumulated other comprehensive income (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in operating income in the period in which the unrealized losses are deemed other than temporary. In order to determine whether an other-than-temporary decline in market value has occurred, the duration of the decline in value and our ability to hold the investment to recovery are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value.

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

Changes in our key plan assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit and various postretirement benefit plans. Based upon May 31, 2009 information, the following tables reflect the impact of a 1% change in the key assumptions applied to our defined benefit pension plans in the U.S. and internationally:

	U.S.				International
	1% Increase		1% Decrease		1% Increase		1% Decrease
	(In millions)

Discount Rate
Increase (decrease) in expense in FY 2009		$(2.9)		$2.9		$(1.8)		$2.0
Increase (decrease) in obligation as of May 31, 2009		$(19.5)		$21.2		$(12.4)		$15.8
Expected Return on Plan Assets
Increase (decrease) in expense in FY 2009		$(1.5)		$1.5		$(1.0)		$1.0
Increase (decrease) in obligation as of May 31, 2009	$	N/A	$	N/A	$	N/A	$	N/A
Compensation Increase
Increase (decrease) in expense in FY 2009		$2.6		$(2.3)		$0.9		$(0.8)
Increase (decrease) in obligation as of May 31, 2009		$10.1		$(8.9)		$3.3		$(2.9)

Based upon May 31, 2009 information, the following tables reflect the impact of a 1% change in the key assumptions applied to our various postretirement health care plans:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
	(In millions)

Discount Rate
Increase (decrease) in expense in FY 2009	$—	$—	$(0.2)	$0.3
Increase (decrease) in obligation as of May 31, 2009	$(0.7)	$0.8	$(1.1)	$1.4
Healthcare Cost Trend Rate
Increase (decrease) in expense in FY 2009	$—	$—	$0.1	$(0.3)
Increase (decrease) in obligation as of May 31, 2009	$0.5	$(0.4)	$1.4	$(1.1)

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

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. This reportable segment comprises three separate operating segments — our Building Solutions Group, Performance Coatings Group, and RPM II/Industrial Group. Products and services within this reportable segment include construction chemicals, roofing systems, weatherproofing and other sealants, flooring and specialty chemicals.

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America. Consumer segment products are sold throughout North America directly to mass merchants, home improvement centers, hardware stores, paint stores, craft shops and to other smaller customers through distributors. This reportable segment comprises three operating segments — our DAP Group, Rust-Oleum Group, and RPM II/Consumer Group. Products within this reportable segment include specialty, hobby and professional paints; caulks; adhesives; silicone sealants; wood stains and specialty confectionary coatings and films.

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

	Quarter Ended
	August 31, 2009	August 31, 2008
	(In thousands)

Net Sales
Industrial Segment	$599,712	$697,582
Consumer Segment	316,241	287,883

Consolidated	$915,953	$985,465

Gross Profit
Industrial Segment	$264,672	$291,775
Consumer Segment	129,158	111,814

Consolidated	$393,830	$403,589

Income (Loss) Before Income Taxes(a)
Industrial Segment
Income Before Income Taxes(a)	$81,741	$91,236
Interest (Expense), Net	(131)	(59)

EBIT(b)	$81,872	$91,295

Consumer Segment
Income Before Income Taxes(a)	$53,334	$33,265
Interest (Expense), Net	—	(1,342)

EBIT(b)	$53,334	$34,607

Corporate/Other
(Expense) Before Income Taxes(a)	$(26,147)	$(24,188)
Interest (Expense), Net	(11,572)	(9,185)

EBIT(b)	$(14,575)	$(15,003)

Consolidated
Income (Loss) Before Income Taxes(a)	$108,928	$100,313
Interest (Expense), Net	(11,703)	(10,586)

EBIT(b)	$120,631	$110,899

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles (“GAAP”) in the U.S., to EBIT.

(b)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2009

Net Sales

On a consolidated basis, net sales of $916.0 million for the first quarter ended August 31, 2009 declined 7.1%, or $69.5 million, from net sales of $985.5 million during the same period last year. The organic decline in sales amounted to 7.6%, or $74.6 million, of the shortfall in net sales over the prior year’s first quarter result, which includes volume-related declines approximating 4.8% or $47.2 million, and the impact of net unfavorable foreign exchange rates year-over-year, which amounted to 3.9%, or $38.0 million, offset partially by pricing initiatives representing 1.1% of the prior period sales, or $10.6 million. These pricing initiatives, including those across both of our reportable segments, were instituted primarily during prior periods in order to offset the escalated costs of many of our raw materials. Foreign exchange losses resulted from the strong dollar against nearly all major foreign currencies, with the majority of the losses resulting from the weaker euro and Canadian dollar. Three small acquisitions over the past year provided 0.5% of sales growth over last year, or $5.1 million.

Industrial segment net sales, which comprised 65.5% of the current quarter’s consolidated net sales, totaled $599.7 million, a decline of 14.0% from $697.6 million during last year’s first quarter. This segment’s net sales decline resulted primarily from an overall decline in organic sales, which accounted for a 14.8% decline over prior year first quarter sales. That 14.8% decline included a decline of 4.4% from net unfavorable foreign exchange differences and volume declines approximating 11.1%, offset partially by an increase of 0.7% as a result of prior period price increases. Three small acquisitions provided 0.8% growth over the prior year first quarter. The pure unit organic sales decline in the industrial segment resulted primarily from declines in most of our industrial product lines, specifically as a result of deterioration in the domestic commercial construction market. A few of our industrial segment product lines, including global roofing products, continued to grow organic sales during the quarter. Despite the impact of the continuing weak economic environment on certain sectors of our domestic commercial construction markets, which we expect will continue for the remainder of fiscal 2010, we expect more favorable comparisons in this segment in the second half of the current fiscal year. We continue to secure new business through strong brand offerings, new product innovations and international expansion.

Consumer segment net sales, which comprised 34.5% of the current quarter’s consolidated net sales, increased by 9.9% to $316.3 million from $287.9 million during last year’s first quarter. The improvement in this segment was purely organic, including unit volume growth approximating 10.5%, combined with the impact of prior period price increases, which provided 2.0%, offset partially by the impact of net unfavorable foreign exchange rates for approximately 2.6%. The organic sales volume improvement reflects the success of several new product introductions and a slight recovery in market demand for consumer repair and maintenance products. Our consumer segment continues to increase market penetration at major retail accounts with various new product launches and broader channel penetration, while also maintaining a focus on our existing repair and maintenance oriented products.

Gross Profit Margin

Our consolidated gross profit improved to 43.0% of net sales this quarter from 41.0% of net sales for the same period a year ago, despite our overall lower overhead absorption resulting from a 7.6% decline in organic sales volume. Raw material costs, which were more stable versus the prior year first quarter, positively impacted the current quarter’s gross profit margin by approximately 70 basis points (“bps”), reflecting the impact of year-over-year declines in energy costs and demand for raw materials, which had previously put upward cost pressure on many of our raw material, packaging and freight costs. While many of our key raw materials costs, such as plasticizers, epoxies, and various solvents and resins, were higher than they were during the same period a year ago, other raw material and freight costs were lower this quarter, as a result of declines in certain energy costs and demand for raw materials. Higher material costs were driven by certain key factors, including greater divergence of natural gas versus oil prices that drove more refining of the comparatively lower cost natural gas, which in turn reduced the availability of certain oil-derived residual byproducts such as propylene monomer. In addition, the increased refinery use of cokers resulted in reduced availability of residual byproducts such as asphalt and some suppliers have idled capacity to offset reduced demand. Pricing favorably impacted our gross profit margin by approximately 70 bps. While certain of our raw material costs are below last year’s levels, we have faced historically higher petroleum based input costs since 2005, which has in turn put sustained pressure on our gross margins.

Our industrial segment gross profit for the first quarter of fiscal 2010 increased by 230 bps, to 44.1% of net sales from last year’s first quarter result of 41.8% of net sales. The industrial segment’s 11.1% decline in organic sales volume unfavorably impacted this segment’s gross margin, however, this was offset by tighter cost controls for a net favorable impact on this segment’s gross margin by approximately 70 bps during the current period. Additionally, declines in certain raw material costs had a favorable impact of approximately 120 bps, while relatively higher selling prices, as discussed previously in conjunction with our consolidated results, contributed an additional favorable impact which approximated 40 bps during the quarter.

Our consumer segment gross profit for the quarter improved by approximately 210 bps to 40.9% of net sales from 38.8% of net sales for the same period last year, mainly as a result of price increases approximating 120 bps, which were partially offset by the 10 bps impact of certain higher raw material costs. Although the price increases were favorable on a quarter-over-quarter basis, our pricing has not recaptured the significant raw material cost increases we have incurred over the past several years, as discussed in conjunction with the discussion of our consolidated gross profit margin above. The remaining 100 bps improvement in the consumer segment’s gross profit margin during the current quarter is a result of prior year cost reduction initiatives and favorable overhead absorption from this segment’s 10.5% organic sales volume improvement versus last year’s first quarter net sales.

Selling, General and Administrative Expenses (“SG&A”)

Our consolidated SG&A increased to 29.8% of net sales for the current quarter compared with 29.7% a year ago. The 10 bps increase in SG&A as a percent of sales primarily reflects the impact of the overall unit volume decline in net sales, combined with additional bad debt, warranty, hospitalization and pension expense. Partially offsetting these higher expenses was the combined impact of the prior year expense reduction initiatives, which reduced compensation expense during this year’s first quarter, combined with favorable foreign exchange adjustments and lower distribution expenses versus the same period a year ago.

Our industrial segment SG&A increased to 30.4% of net sales for the current quarter from 28.7% for the same period last year, reflecting the impact of increased warranty-related expense, unfavorable foreign exchange expense and higher commissions on sales resulting from the current quarter product mix. Partially offsetting those items was the favorable impact of the headcount reductions completed during the last half of fiscal 2009, in addition to lower distribution and other lower discretionary selling and marketing expenses, including promotional expense.

Our consumer segment SG&A as a percentage of net sales for the current quarter decreased by 280 bps to 24.0% compared with 26.8% a year ago, primarily reflecting the favorable margin impact of the sales volume improvement in net sales in this segment, in addition to prior year reductions in this segment’s workforce, lower distribution expense and the impact of favorable foreign exchange adjustments. These gains were partially offset by higher bad debt expense during the current quarter versus the same period a year ago.

SG&A expenses in our corporate/other category decreased during the current quarter to $14.5 million from $15.0 million during the corresponding period last year. This $0.5 million decrease essentially reflects the combination of net favorable foreign currency adjustments and lower compensation expense. Partially offsetting these lower expenses was the impact of higher legal, pension and hospitalization expenses versus last year’s first fiscal quarter.

License fee and joint venture income of approximately $1.0 million and $0.8 million for each of the quarters ended August 31, 2009 and August 31, 2008, respectively, are reflected as reductions of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit costs of $7.3 million and $5.6 million for the quarters ended August 31, 2009 and 2008, respectively. This increased pension expense of $1.7 million was primarily the result of a $1.1 million decline in the expected return on plan assets, combined with $0.7 million of additional net actuarial losses incurred this quarter versus the same period a year ago, slightly offset by lower service costs. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note G, “Pension and Postretirement Health Care Benefits,” for additional information regarding these benefits.

Interest Expense

Interest expense was $12.8 million for the first quarter of fiscal 2010 versus $14.8 million for the same period a year ago. The combination of lower interest rates, which averaged 5.0% overall for the first quarter of fiscal 2010 compared with 5.4% for the same period of fiscal 2009, and lower average borrowings, net of additional borrowings for acquisitions, reduced interest expense this quarter by approximately $2.0 million versus last year’s first quarter.

Investment Expense (Income), Net

Net investment income of $1.1 million during the first quarter of fiscal 2010 compares to fiscal 2009 first quarter net investment income of $4.2 million. Net realized gains on the sales of investments resulted in a net gain of $0.1 million for the quarter ended August 31, 2009 versus a net gain of $2.9 million for the same period during fiscal 2009. Additionally, impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.1 million for the first quarter of fiscal 2010, versus $0.7 million for the same period a year ago. Dividend and interest income totaling $1.1 million during the current quarter compares with $2.0 million of income last year.

Income Before Income Taxes (“IBT”)

Our consolidated pretax income for this year’s first quarter of $108.9 million compares with last year’s first quarter pretax income of $100.3 million, for a profit margin on net sales of 11.9% versus 10.2% a year ago.

Our industrial segment had IBT of $81.7 million for this year’s first quarter versus last year’s first quarter IBT of $91.2 million, principally reflecting this segment’s 10.4% decline in organic unit sales volume during the quarter. Our consumer segment IBT improved to $53.3 million for the quarter, from $33.3 million last year, primarily from the 12.5% organic sales improvement combined with the benefit of the cost reduction actions completed during the prior fiscal year and margin improvement.

Income Tax Rate

The effective income tax rate was 33.0% for the three months ended August 31, 2009 compared to an effective income tax rate of 30.7% for the three months ended August 31, 2008.

For the three months ended August 31, 2009 and, to a lesser extent for the three months ended August 31, 2008, the effective tax rate differed from the federal statutory rate principally due to increases in taxes as a result of the impact of non-deductible business operating expenses and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards. The increases in the tax rates were offset by the impact of certain foreign operations on our U.S. taxes and the effect of lower tax rates in certain of our foreign jurisdictions. Also, the tax rate was reduced for the three months ended August 31, 2009 as a result of the reinstatement of the U.S. research and experimental credit.

As of August 31, 2009, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we intend to maintain the tax valuation allowances recorded at August 31, 2009 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions. A reversal of the valuation allowance that was recorded in purchase accounting may impact earnings.

Net Income

Net income of $73.0 million for the three months ended August 31, 2009 compares to $69.5 million for the same period last year, for a net margin on sales of 8.0% for the current quarter compared to the prior year period’s 7.1% net margin on sales. The improvement in this net margin year-over-year resulted from the benefit of prior year, aggressive cost reduction initiatives, coupled with a more benign raw material environment versus the prior year first quarter.

Diluted earnings per share of common stock for this year’s first quarter of $0.57 compares with $0.53 a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From:

Operating Activities

Operating activities provided cash flow of $52.1 million during the first three months of the current fiscal year compared with a use of cash of $12.3 million during the same period of fiscal 2009.

The net improvement in cash from operations includes the change in net income, adjusted for non-cash expenses and income, which increased by approximately $14.8 million versus last year, in addition to changes in working capital accounts and other accruals. The current quarter increase in accounts receivable since May 31, 2009 resulted in an additional use of cash of $1.8 million versus the $83.3 million of cash generated from collections on accounts receivable during the same period last year, or approximately $85.1 million more cash used quarter over quarter. While our collections of accounts receivable have improved, the use of cash during this year’s first quarter resulted from the relatively lower accounts receivable balance of May 31, 2009 versus May 31, 2008. Inventory balances required the use of $29.0 million of cash during this year’s first quarter, compared with a use of cash of $31.9 million last year, or $2.9 million less cash used quarter over quarter. With regard to accounts payable, we used $71.6 million less cash during this year’s first quarter compared to the same period a year ago, as a result of a change in the timing of certain payments and lower sales volumes during the current quarter versus the same period a year ago. Accrued compensation and benefits provided an additional $31.0 million versus the prior year period, due to lower bonus payments made during this year’s first quarter versus the same period a year ago, while other accruals, including those for other short-term and long-term items, provided $35.3 million more in cash versus last year, due to changes in the timing of such payments.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, to expand capacity and to enhance our administration capabilities. Capital expenditures of $3.3 million during this year’s first quarter compare with current-quarter depreciation of $15.6 million. Capital spending is expected to decline to a level which will trail depreciation expense at least through the end of the current fiscal year. Due to additional capacity, which has been brought on-line over the last several years, we believe there is adequate production capacity to meet our needs based on anticipated growth rates. Any additional capital expenditures made over the next few years will likely relate primarily to new products and technology. We presently anticipate that additional shifts at our production facilities will enable us to meet increased demand during the current fiscal year even with these lower levels of capital spending.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At August 31, 2009, the fair value of our investments in marketable securities totaled $94.6 million, of which investments with a fair value of $15.9 million were in an unrealized loss position. At May 31, 2009, the fair value of our investments in marketable securities totaled $83.3 million, of which investments with a fair value of $43.6 million were in an unrealized loss position. Total pre-tax unrealized losses recorded in accumulated other comprehensive income at August 31, 2009 and May 31, 2009 were $0.7 million and $3.8 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at August 31, 2009 were generally caused by the recent slight decline in valuations in the financial markets since our recently completed fiscal year ended May 31, 2009 and the continued volatility in the global economy over the last year. Although we have begun to see slight recovery in general economic conditions, if we were to experience continuing or significant additional unrealized losses within our portfolio of investments in marketable securities, we may recognize additional other-than-temporary impairment losses in future periods. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

Financing Activities

On April 7, 2009, we replaced our existing $125.0 million accounts receivable securitization program, which was set to expire on May 7, 2009, with a new, three-year, $150.0 million accounts receivable securitization program (the “AR program”). The AR program, which was established with two banks for certain of our subsidiaries (“originating subsidiaries”), contemplates that the originating subsidiaries will sell certain of their accounts receivable to RPM Funding Corporation, a wholly-owned special purpose entity (“SPE”), which will then transfer undivided interests in such receivables to the participating banks. Once transferred to the SPE, such receivables are owned in their entirety by the SPE and are not available to satisfy claims of our creditors or creditors of the originating subsidiaries until the obligations owing to the participating banks have been paid in full. The transactions contemplated by the AR program do not constitute a form of off-balance sheet financing and will be fully reflected in our financial statements. Entry into the AR program increased our liquidity by $25.0 million, but also increased our financing costs due to higher market rates. The amounts available under the AR program are subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable, and therefore at certain times we may not be able to fully access the $150.0 million of funding available under the AR program. At August 31, 2009, approximately $135.2 million was available under this AR program.

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

On May 29, 2009, we entered into an amendment to our Credit Facility agreement with our lenders. Under the amendment, we are required to comply with various customary affirmative and negative covenants. These include financial covenants requiring us to maintain certain leverage and interest coverage ratios. The definition of EBITDA has been amended to add back the sum of all (i) non-cash charges relating to the write-down or impairment of goodwill and other intangibles during the applicable period, (ii) other non-cash charges up to an aggregate of $25.0 million during such applicable period and (iii) one-time cash charges incurred during the period from June 1, 2008 through May 31, 2010, but only up to an aggregate of not more than $25.0 million during such applicable period. The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended. The minimum required consolidated interest coverage ratio, EBITDA to interest expense, remains 3.50 to 1 under the amendment, but allowance of the add-backs referred to above has the effect of making this covenant less restrictive. Under the terms of the leverage covenant, we may not permit our consolidated indebtedness at any date to exceed 55% of the sum of such indebtedness and our consolidated shareholders’ equity on such date, and may not permit the indebtedness of our domestic subsidiaries (determined on a combined basis and excluding indebtedness to us and indebtedness incurred pursuant to permitted receivables securitizations) to exceed 15% of our consolidated shareholders’ equity. This amendment also added a fixed charge coverage covenant beginning with our current fiscal quarter ended August 31, 2009. Under the fixed charge coverage covenant, the ratio of our consolidated EBITDA for any four-fiscal-quarter-period to the sum of our consolidated interest expense, income taxes paid in cash (other than taxes on non-recurring gains), capital expenditures, scheduled principal payments on our amortizing indebtedness (other than indebtedness scheduled to be repaid at maturity) and dividends paid in cash (or, for testing periods ending on or before May 31, 2010, 70% of dividends paid in cash), in each case for such four-fiscal-quarter period, may not be less than 1.00 to 1. This amendment also included a temporary, one-year restriction on certain mergers, asset dispositions and acquisitions, and contains customary representations and warranties.

We are subject to the same leverage, interest coverage and fixed charge coverage covenants under the AR program as those contained in our Credit Facility. On May 29, 2009, we also entered into an amendment to our AR program. Included in the amendment were the same amendments to the definition of EBITDA, an identical reduction in the maximum consolidated leverage ratio and the same fixed charge coverage covenants as were included in our Credit Facility amendment, as outlined above.

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

As of August 31, 2009, we were in compliance with all covenants contained in our Credit Facility, including the leverage, interest coverage ratio and fixed charge coverage covenants. At that date, our leverage ratio was 42.6%, while our interest coverage and fixed charge coverage ratios were 6.02:1 and 1.33:1, respectively. Additionally, in accordance with these covenants, at August 31, 2009, our domestic subsidiaries indebtedness did not exceed 15% of consolidated shareholders’ equity as of that date.

Our access to funds under our Credit Facility is dependent on the ability of the financial institutions that are parties to the facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Moreover, the obligations of the financial institutions under our Credit Facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

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

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $635.1 million at August 31, 2009. Our debt-to-capital ratio was 42.6% at August 31, 2009, compared with 44.9% May 31, 2009.

During the first quarter of fiscal 2009, we called for redemption all of our outstanding Senior Convertible Notes due May 13, 2033. Prior to the redemption, virtually all of the holders converted their Senior Convertible Notes into shares of our common stock. For additional information, refer to Note L, “Convertible Notes,” to the Consolidated Financial Statements.

The following table summarizes our financial obligations and their expected maturities at August 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total
	Contractual
	Payment	Payments Due in
	Stream	2010	2011-12	2013-14	After 2014
	(In thousands)

Long-term debt obligations	$906,728	$169,314	$136,034	$201,525	$399,855
Capital lease obligations	3,063	562	971	877	653
Operating lease obligations	159,580	37,413	47,531	24,539	50,097
Other long-term liabilities(1) :
Interest payments on long-term debt obligations	244,854	39,350	76,547	57,797	71,160
Contributions to pension and postretirment plans(2)	340,400	20,500	61,400	81,500	177,000

Total	$1,654,625	$267,139	$322,483	$366,238	$698,765

(1)	Excluded from other long-term liabilities is our liability for unrecognized tax benefits, which totaled $5.5 million at August 31, 2009. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume $10.8 million will be contributed to the U.S. plans in fiscal 2010; all other plans and years assume the required minimum contribution will be contributed.

Approximately $169.3 million in principal amount of our outstanding long term debt will become due in the current fiscal year. We expect that we will need additional financing in the future to refinance this indebtedness and to provide liquidity to support our operations. Based on the results of our operations and financial condition, we believe that under normal market conditions, we should be able to obtain financing in amounts necessary to refinance our existing indebtedness as it matures and to otherwise meet the liquidity needs of our business.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas and oil based materials; packaging, including plastic containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) risks related to the adequacy of our contingent liability reserves, including for asbestos-related claims; and (j) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2009, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2009 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of August 31, 2009, our subsidiaries had a total of 10,271 active asbestos cases, compared to a total of 11,399 cases as of August 31, 2008. For the first quarter ended August 31, 2009, our subsidiaries secured dismissals and/or settlements of 424 cases, compared to a total of 201 cases dismissed and/or settled for the quarter ended August 31, 2008.

For the quarter ended August 31, 2009, our subsidiaries made total payments of $18.6 million relating to asbestos cases, which included defense-related payments paid during the quarter of $7.5 million, compared to total payments of $16.0 million relating to asbestos cases during the quarter ended August 31, 2008, which included defense-related payments paid during the quarter of $6.7 million.

Excluding defense-related payments, the average payment made to settle or dismiss a case approximated $26,000 and $46,000 for each of the quarters ended August 31, 2009 and 2008, respectively. The amount and timing of dismissals and settlements can fluctuate significantly from period to period, resulting in volatility in the average cost to resolve a case in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal payments on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis. For example, the average amount paid to settle or dismiss a case can vary widely depending on a variety of factors, including the mix of malignancy and non-malignancy claimants and the amount of defense expenditures incurred during the period.

For additional information on our asbestos litigation, including a discussion of our asbestos related loss contingencies and a discussion of certain of our subsidiaries complaint against certain third-party insurers, see Note F of the Notes to Consolidated Financial Statements.

EIFS Litigation

As of August 31, 2009, Dryvit, one of our wholly owned subsidiaries, was a defendant or co-defendant in various single family residential exterior insulating finishing systems (“EIFS”) cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

Third-party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from our third-party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third-party insurers. This coverage litigation, Dryvit Systems, Inc. et al. v. Chubb Custom Insurance Company et al, Case No. CV 05 578004, is pending in the Cuyahoga County Court of Common Pleas. In accordance with a Court order, the parties filed dispositive motions on certain of the coverage issues. Oral argument on these motions was completed on September 2, 2008. The parties currently await a ruling on their respective summary judgment motions, after which they will participate in a court-ordered and agreed mediation. Discovery is stayed in the meantime. A trial date has not yet been scheduled. If mediation is not successful, the parties will resume discovery and a trial date will be scheduled.

Environmental Proceedings

In September 2009, the U.S. Environmental Protection Agency, Region III (“EPA Region III”), entered into a Consent Agreement (the “Rust-Oleum Consent Agreement”) with Rust-Oleum Corporation (“Rust-Oleum”) concerning alleged violations by Rust-Oleum of Subtitle C of the Resource Conservation and Recovery Act (“RCRA”) and the State of Maryland’s Hazardous Waste Management Regulations in connection with Rust-Oleum’s facility located at 16410 Industrial Lane, Williamsport, Maryland 21795 (the “Rust- Oleum Facility”). In settlement of EPA Region III’s claims for civil monetary penalties associated with the alleged permitting, storage, management and other violations at the Rust-Oleum Facility, Rust-Oleum has agreed to pay a cash penalty of $147,306.

In August 2009, the U.S. Environmental Protection Agency, Region IX (“EPA Region IX”), entered into a Consent Agreement (the “Kop-Coat Consent Agreement”) with Kop-Coat, Inc. (“Kop-Coat”) concerning alleged violations by Kop-Coat of RCRA and the State of California’s hazardous waste management program in connection with Kop-Coat’s facility located at 5431 District Boulevard, Los Angeles, California 90058 (the “Kop-Coat Facility”). In settlement of EPA Region IX’s claims for civil monetary penalties associated with the alleged permitting, storage, management and other violations at the Kop-Coat Facility, Kop-Coat has agreed to pay a cash penalty of $126,000, and has agreed to certain stipulated penalties in the event it fails to meet the requirements of the Kop-Coat Consent Agreement.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the first quarter of fiscal 2010:

Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
Period	Purchased(1)	Paid per Share	Programs	Programs(2)

June 1, 2009 through June 30, 2009	—	—	—	—
July 1, 2009 through July 31, 2009	886	$15.43	—	—
August 1, 2009 through August 31, 2009	1,033	$15.13	—	—

Total-First Quarter	1,919	$15.27	—	—

(1)	All of the shares of common stock reported as purchased in July 2009 are attributable to shares which were held in our deferred compensation plan that were released to retirees during that month. The remaining shares reported as purchased in August 2009 are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.’s 2004 Omnibus Equity Plan.

(2)	Refer to Note K of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)
32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)
32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

(x)	Filed herewith.

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

Dated: October 5, 2009