Form 10-Q
period 2009-11-30
RPM INTERNATIONAL INC/DE/
filed 2010-01-06
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009,
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 1-14187

RPM International Inc.
(Exact name of Registrant as specified in its charter)

DELAWARE	02-0642224
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. BOX 777;	44258
2628 PEARL ROAD; MEDINA, OHIO (Address of principal executive offices)	(Zip Code)

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

As of December 31, 2009
129,495,176 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2009	May 31, 2009
	(Unaudited)
	(In thousands, except share and per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$363,928	$253,387
Trade accounts receivable (less allowances of $24,239 and $22,934, respectively)	583,289	638,659
Inventories	434,230	406,175
Deferred income taxes	44,489	44,540
Prepaid expenses and other current assets	204,388	210,155

Total current assets	1,630,324	1,552,916

Property, Plant and Equipment, at Cost	1,070,943	1,056,555
Allowance for depreciation and amortization	(614,989)	(586,452)

Property, plant and equipment, net	455,954	470,103

Other Assets
Goodwill	871,393	856,166
Other intangible assets, net of amortization	359,762	358,097
Deferred income taxes, non-current	71,175	92,500
Other	89,931	80,139

Total other assets	1,392,261	1,386,902

Total Assets	$3,478,539	$3,409,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$249,432	$294,814
Current portion of long-term debt	2,940	168,547
Accrued compensation and benefits	115,749	124,138
Accrued loss reserves	75,250	77,393
Asbestos-related liabilities	75,000	65,000
Other accrued liabilities	145,682	119,270

Total current liabilities	664,053	849,162

Long-Term Liabilities
Long-term debt, less current maturities	903,285	762,295
Asbestos-related liabilities	377,847	425,328
Other long-term liabilities	225,591	204,021
Deferred income taxes	25,920	23,815

Total long-term liabilities	1,532,643	1,415,459

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01 authorized 300,000 shares; issued 131,670 and outstanding 129,490 as of November 2009; issued 131,230 and outstanding 128,501 as of May 2009	1,295	1,285
Paid-in capital	795,080	796,441
Treasury stock, at cost	(40,237)	(50,453)
Accumulated other comprehensive income (loss)	21,069	(29,928)
Retained earnings	504,636	427,955

Total stockholders’ equity	1,281,843	1,145,300

Total Liabilities and Stockholders’ Equity	$3,478,539	$3,409,921

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except share and per share amounts)

Net Sales	$858,658	$889,965	$1,774,611	$1,875,430
Cost of Sales	495,447	533,239	1,017,570	1,115,115

Gross Profit	363,211	356,726	757,041	760,315
Selling, General and Administrative Expenses	270,352	278,982	543,551	571,672
Interest Expense	14,672	15,203	27,469	29,959
Investment Expense (Income), Net	(2,057)	2,191	(3,151)	(1,979)

Income Before Income Taxes	80,244	60,350	189,172	160,663
Provision for Income Taxes	24,351	18,624	60,254	49,420

Net Income	$55,893	$41,726	$128,918	$111,243

Average Number of Shares of Common Stock Outstanding:
Basic	127,373	127,090	126,868	126,158

Diluted	129,164	127,601	127,378	128,671

Basic Earnings per Share of Common Stock	$0.44	$0.33	$1.00	$0.87

Diluted Earnings per Share of Common Stock	$0.43	$0.33	$1.00	$0.86

Cash Dividends Declared per Share of Common Stock	$0.205	$0.200	$0.405	$0.390

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	November 30,
	2009	2008
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities:
Net income	$128,918	$111,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,107	32,175
Amortization	11,128	11,254
Other-than-temporary impairments on marketable securities	146	3,370
Deferred income taxes	18,924	5,034
Other	4,149	3,935
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	59,658	212,078
(Increase) in inventory	(26,394)	(15,607)
(Increase) decrease in prepaid expenses and other current and long-term assets	(723)	18,138
(Decrease) in accounts payable	(47,476)	(130,500)
(Decrease) in accrued compensation and benefits	(8,697)	(48,776)
(Decrease) increase in accrued loss reserves	(2,141)	1,693
Increase (decrease) in other accrued liabilities	47,092	(37,428)
Payments made for asbestos-related claims	(37,481)	(32,436)
Other	6,484	(30,125)

Cash From Operating Activities	184,694	104,048

Cash Flows From Investing Activities:
Capital expenditures	(8,287)	(24,887)
Acquisition of businesses, net of cash acquired	(9,042)	(3,733)
Purchase of marketable securities	(38,809)	(69,133)
Proceeds from sales of marketable securities	36,658	63,612
Other	(322)	3,296

Cash (Used For) Investing Activities	(19,802)	(30,845)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	304,203	87,209
Reductions of long-term and short-term debt	(327,133)	(49,576)
Cash dividends	(52,237)	(50,470)
Repurchase of stock		(45,184)
Exercise of stock options	5,294	1,690

Cash (Used For) Financing Activities	(69,873)	(56,331)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	15,522	(42,834)

Net Change in Cash and Cash Equivalents	110,541	(25,962)
Cash and Cash Equivalents at Beginning of Period	253,387	231,251

Cash and Cash Equivalents at End of Period	$363,928	$205,289

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(Unaudited)

NOTE A —	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles in the U.S. (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and six month periods ended November 30, 2009 and 2008. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2009.

Our business is dependent on external weather factors. Historically, we have experienced strong sales and net income in our first, second and fourth fiscal quarters comprising the three month periods ending August 31, November 30 and May 31, respectively, with weaker performance in our third fiscal quarter (December through February).

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Please refer to Note J, “Segment Information,” for information pertaining to a change in the composition of our reportable segments during the current fiscal quarter ended November 30, 2009.

NOTE B —	NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification — In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “ASC”), which identifies itself as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC does not change GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Effective September 15, 2009, all of our public filings reference the ASC as the sole source of authoritative literature.

Subsequent Events — In April 2009, the FASB issued guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Under the new guidance, entities are required to disclose the date through which subsequent events were evaluated, as well as the rationale for why that date was selected. The guidance is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of this new guidance as of June 1, 2009, which had no impact on our financial position, results of operations or cash flows. Refer to Note M, “Subsequent Events.”

Financial Instruments — In April 2009, the FASB issued new guidance regarding disclosures of the fair values of financial instruments for interim and annual reporting periods. The guidance is effective for interim reporting periods ending after June 15, 2009. We adopted the new guidance as of June 1, 2009. Refer to Note E, “Fair Value Measurements,” for additional discussion.

Consolidation of Noncontrolling Interests — In December 2007, the FASB issued guidance surrounding the accounting and reporting of noncontrolling interests, which requires entities to report noncontrolling (minority) interests in subsidiaries as equity in the Consolidated Financial Statements. Our June 1, 2009 adoption of this new guidance did not have a material impact on our financial statements.

Convertible Debt — In May 2008, the FASB issued guidance which requires the issuer of certain convertible debt instruments that may be settled in cash upon conversion to separately account for liability and equity

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Although we called for redemption all of our outstanding Senior Convertible Notes due May 13, 2033 during the first fiscal quarter of 2009, the FASB’s guidance requires retrospective application to all years presented. We adopted this new guidance effective June 1, 2009, and as a result, recorded additional interest expense of $5.0 million during our fiscal year ended May 31, 2008, which resulted in an after-tax decrease to reported net income of $3.3 million and a reduction of reported basic and diluted earnings per share of $0.03 per share of common stock. The cumulative effect of our adoption of this guidance as of June 1, 2008 was a reduction of retained earnings of approximately $15.5 million. Additionally, our fiscal 2008 financial statements will be restated in our fiscal 2010 Annual Report on Form 10-K. The following table illustrates the retrospective changes made to our comparative financial statements for fiscal 2009:

	May 31, 2009
	As Reported	Adjustment	Restated
	(In thousands)

Paid-in capital	$780,967	$15,474	$796,441
Retained earnings	$443,429	$(15,474)	$427,955

NOTE C —	INVENTORIES

Inventories were composed of the following major classes:

	November 30, 2009	May 31, 2009
	(In thousands)

Raw material and supplies	$138,100	$133,708
Finished goods	296,130	272,467

Total Inventory	$434,230	$406,175

NOTE D —	MARKETABLE SECURITIES

The following tables summarize marketable securities held at November 30, 2009 and May 31, 2009 by asset type:

	Available-For-Sale Securities
				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
November 30, 2009	Cost	Gains	Losses	Amount)

Equity securities:
Stocks	$39,138	$5,097	$(415)	$43,820
Mutual funds	20,982	4,024	(18)	24,988

Total equity securities	60,120	9,121	(433)	68,808
Fixed maturity:
U.S. treasury and other government	19,849	578	(18)	20,409
Corporate	7,859	1,031	(6)	8,884

Total fixed maturity securities	27,708	1,609	(24)	29,293

Total	$87,828	$10,730	$(457)	$98,101

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

Gross gains and losses realized on sales of investments were $1.4 million and $0.5 million, respectively, for the quarter ended November 30, 2009. Gross gains and losses realized on sales of investments were $0.5 million and $2.1 million, respectively, for the quarter ended November 30, 2008. During the second quarter of fiscal 2009, we recognized losses of $2.6 million for securities deemed to have other-than-temporary impairments. There were no losses recognized for securities with other-than-temporary impairments during the second quarter of fiscal 2010.

Gross gains and losses realized on sales of investments were $1.4 million and $0.5 million, respectively, for the six months ended November 30, 2009. Gross gains and losses realized on sales of investments were $3.7 million and $2.4 million, respectively, for the six months ended November 30, 2008. During the first six months of fiscal 2010 and 2009, we recognized losses of $0.1 million and $3.4 million, respectively, for securities deemed to have other-than-temporary impairments. These amounts are included in investment income, net in the Consolidated Statements of Income.

Summarized below are the securities we held at November 30, 2009 and May 31, 2009 that were in an unrealized loss position included in accumulated other comprehensive income, aggregated by the length of time the investments had been in that position:

	November 30, 2009		May 31, 2009
		Gross		Gross
	Fair	Unrealized		Unrealized
	Value	Losses	Fair Value	Losses
		(In thousands)

Total investments with unrealized losses	$9,468	$(457)	$43,624	$(3,773)
Unrealized losses with a loss position for less than 12 months	6,966	(341)	43,013	(3,721)
Unrealized losses with a loss position for more than 12 months	2,502	(116)	611	(52)

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the figures above is our investment in Kemrock Industries, which has a fair value of $11.9 million and an unrealized gain of $0.3 million at November 30, 2009. At May 31, 2009, our investment in Kemrock Industries had a fair value of $9.2 million, and an unrealized loss of $2.0 million. We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. Unrealized losses at November 30, 2009 were generally related to the volatility in valuations over the last several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at November 30, 2009 were less than 15% below their original cost or have been in a loss position for less than six consecutive months. Although we have begun to see recovery in general economic conditions, if we were to experience continuing or significant unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at November 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due:
Less than one year	$3,432	$3,438
One year through five years	12,583	13,086
Six years through ten years	6,214	6,553
After ten years	5,479	6,216

	$27,708	$29,293

NOTE E —	FAIR VALUE MEASUREMENTS

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

The carrying amount of our debt instruments approximates fair value based on quoted market prices, variable interest rates or borrowing rates for similar types of debt arrangements, with the exception of our contingently-convertible notes due 2033. We called these notes for redemption during fiscal 2009. Please refer to Note K, “Debt,” for further information.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective June 1, 2008, we implemented new guidance issued by the FASB relating to fair value accounting. The guidance clarifies the definition of fair value, establishes a framework for measuring fair value based on the inputs used to measure fair value and expands the disclosures of fair value measurements. Effective June 1, 2009, we implemented the portion of this new guidance which pertains to our nonfinancial assets and nonfinancial liabilities. Our implementation of these provisions did not have a material impact on our financial statements.

The valuation techniques utilized for establishing the fair values of assets and liabilities are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect management’s market assumptions. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value, as follows:

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

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	November 30, 2009
	(In thousands)

Marketable equity securities	$68,808	$	$	$68,808
Marketable debt securities		29,293		29,293
Cross-currency swap		(31,675)		(31,675)

Total	$68,808	$(2,382)	$	$66,426

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

Our cross-currency swap was designed to fix our interest and principal payments in euros for the life of the debt, which resulted in an effective euro fixed-rate borrowing of 5.31%. The basis for determining the rates for this swap included three legs at the inception of the agreement: the USD fixed rate to a USD floating rate; the euro floating to euro fixed rate; and the dollar to euro basis fixed rate at inception. Therefore, we essentially exchanged fixed payments denominated in USD for fixed payments denominated in fixed euros, paying fixed euros at 5.31% and receiving fixed USD at 6.70%. The ultimate payments are based on the notional principal amounts of 150 million USD and approximately 125 million euros. There will be an exchange of the notional amounts at maturity. The rates included in this swap are based upon observable market data, but are not quoted market prices, and therefore, the cross-currency swap is considered a Level 2 liability on the fair value hierarchy. Additionally, our cross-currency swap has been designated as a hedging instrument, and is classified as other long-term liabilities in our consolidated balance sheets.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable, and short-term debt approximates fair value because of the

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

short-term maturity of these financial instruments. At November 30, 2009, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of November 30, 2009 are as follows:

	Carrying Value	Fair Value
	(In thousands)

Cash and cash equivalents	$363,928	$363,928
Marketable equity securities	68,808	68,808
Marketable debt securities	29,293	29,293
Long-term debt, including current portion	906,225	949,690

NOTE F —	CONTINGENCIES AND OTHER ACCRUED LOSSES

Asbestos-related Contingencies

Certain of our wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as the subsidiaries), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in six states — Texas, Florida, Maryland, Illinois, Mississippi and Ohio. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by our subsidiaries or others.

As of November 30, 2009, our subsidiaries had a total of 10,531 active asbestos cases, compared to a total of 10,048 cases as of November 30, 2008. For the quarter ended November 30, 2009, our subsidiaries secured dismissals and/or settlements of 233 cases, compared to a total of 1,824 cases dismissed and/or settled for the quarter ended November 30, 2008. For the six months ended November 30, 2009, our subsidiaries secured dismissals and/or settlements of 657 cases, compared to a total of 2,025 cases dismissed and/or settled for the six months ended November 30, 2008.

Of the 2,025 cases that were dismissed in the six months ended November 30, 2008, 1,420 were non-malignancies or unknown disease cases that had been maintained on an inactive docket in Ohio and were administratively dismissed by the Cuyahoga County Court of Common Pleas during our second fiscal quarter ended November 30, 2008. These claims were dismissed without prejudice and may be re-filed should the claimants involved be able to demonstrate disease in accordance with medical criteria laws established in the State of Ohio.

For the quarter ended November 30, 2009, our subsidiaries made total cash payments of $18.9 million relating to asbestos cases, which included defense-related payments paid during the quarter of $7.6 million, compared to total cash payments of $16.4 million relating to asbestos cases during the quarter ended November 30, 2008, which included defense-related payments paid during the quarter of $6.1 million. For the six months ended November 30, 2009, our subsidiaries made total cash payments of $37.5 million relating to asbestos cases, which included defense-related payments of $15.1 million, compared to total cash payments of $32.4 million relating to asbestos cases during the six months ended November 30, 2008, which included defense-related payments of $12.8 million.

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

Excluding defense-related payments, the average payment made to settle or dismiss a case approximated $48,000 and $6,000 for each of the quarters ended November 30, 2009 and 2008, respectively, and approximated

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$34,000 and $10,000 for each of the six month periods ended November 30, 2009 and 2008, respectively. As discussed above, there were approximately 1,420 non-malignancies or unknown disease cases that were administratively dismissed during the prior year’s second fiscal quarter. Excluding those dismissed cases, the average payment made to settle or dismiss a case approximated $25,000 for the quarter ended November 30, 2008. The amount and timing of dismissals and settlements can fluctuate significantly from period to period, resulting in volatility in the average cost to resolve a case in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal payments on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis. For example, the average amount paid to settle or dismiss a case can vary widely depending on a variety of factors, including the mix of malignancy and non-malignancy claimants and the amount of defense expenditures incurred during the period.

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

During the fiscal year ended May 31, 2008, we reviewed and evaluated our ten-year asbestos liability established as of May 31, 2006. As part of that review and evaluation process, the credibility of epidemiological studies of our mesothelioma claims, first introduced to management by C&W some two-and-one-half years earlier, was validated. At the core of our evaluation process, and the basis of C&W’s actuarial work on behalf of Bondex, is the Nicholson Study. The Nicholson Study is the most widely recognized reference in bankruptcy trust valuations, global settlement negotiations and the Congressional Budget Offices’ work done on the proposed FAIR Act in 2006.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on our ongoing comparison of the Nicholson Study projections and Bondex’s specific actual experience, which at that time continued to bear an extremely close correlation to the study’s projections, we decided to extend our asbestos liability projection out to the year 2028. C&W assisted us in calculating an estimate of our liability for unasserted-potential-future-asbestos-related claims out to that twenty-year period.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2007, plaintiffs had filed motions for partial summary judgment against the defendants and defendants had filed motions for summary judgment against plaintiffs. In addition, plaintiffs had filed a motion to dismiss the counterclaim filed by one of the defendants. On December 1, 2008, the court decided the pending motions for summary judgment and dismissal. The court denied the plaintiffs’ motions for partial summary judgment and granted the defendants’ motions for summary judgment against plaintiffs on a narrow ground. The court also granted the plaintiffs’ motion to dismiss one defendant’s amended counterclaim. In light of its summary judgment rulings, the court entered judgment as a matter of law on all remaining claims and counterclaims, including the counterclaim filed by another defendant, and dismissed the action. The court also dismissed certain remaining motions as moot. Plaintiffs have filed a notice of appeal to the United States Sixth Circuit Court of Appeals and will continue to aggressively pursue their claims on appeal. Certain defendants have filed cross-appeals. On December 17, 2009, the Sixth Circuit Court of Appeals issued a briefing schedule. Plaintiffs’ first brief must be filed by January 26, 2010. All briefing is scheduled to be completed in the Sixth Circuit Court of Appeals by March 29, 2010.

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

The following table illustrates the movement of current and long-term asbestos-related liabilities through November 30, 2009:

Asbestos Liability Movement
(Current and Long-Term)

	Balance at	Additions to		Balance at
	Beginning of	Asbestos		End of
	Period	Charge	Deductions*	Period
		(In thousands)

Six Months Ended November 30, 2009	$490,328		$37,481	$452,847
Year Ended May 31, 2009	559,745		69,417	490,328
Year Ended May 31, 2008	354,268	$288,100	82,623	559,745

*	Deductions include payments for defense-related costs and amounts paid to settle claims.

EIFS Litigation

As of November 30, 2009, Dryvit, one of our wholly owned subsidiaries, was a defendant or co-defendant in various single family residential exterior insulating finishing systems (“EIFS”) cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Third-party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from our third-party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third-party insurers. This coverage litigation, Dryvit Systems, Inc. et al v. Chubb Insurance Company et al, Case No. CV 05 578004, is pending in the Cuyahoga Court of Common Pleas. As previously reported, all parties filed motions for partial summary judgment in 2008. The motions were filed pursuant to an order entered by the trial court on March 17, 2008, which requested the parties to address the following three issues: (1) whether the policies of Defendants contain a duty to defend; (2) whether the policies contain an obligation to reimburse defense costs; and (3) whether Defendants’ policy obligations are triggered through exhaustion of the underlying coverage.

On November 23, 2009, the trial court filed its Journal Entry ruling upon the parties’ motions for partial summary judgment. The trial court decided issues one and two relating to defense coverage in favor of Chubb and Agricultural. The court ruled that Chubb and Agricultural do not have a duty to pay defense costs under their respective 1995 and 1996 policies. As a result, the trial court denied another Defendant’s motion to dismiss the broker negligence and breach of contract claims asserted by RPM and Dryvit.

With respect to the third issue, the trial court ruled that the 1995 Agricultural policy was not properly exhausted because Agricultural did not pay $10 million in indemnity payments to settle claims. The trial court found that the $5.2 million Agricultural paid for defense costs under its 1995 policy did not reduce its aggregate limit of liability. The trial court also determined that the 1995 Chubb excess policy is not required to pay indemnity for Dryvit EIFS claims at this time.

The trial court’s November 23, 2009 Journal Entry is not a final appealable order. The parties may appeal from the trial court’s ruling after other claims and defenses in the litigation are decided by motion or at trial. It is unclear whether any party will be able to take an interlocutory appeal from the trial court’s Journal Entry. Assuming that there are no interlocutory appeals from the November 23, 2009 Journal Entry, the parties are required by court order to engage in settlement negotiations through private mediation. If the mediation is not successful, the parties will complete discovery which will include discovery on damages and expert witnesses in anticipation of filing additional summary judgment motions and conducting a jury trial.

Other Contingencies

We provide, through our wholly-owned insurance subsidiaries, certain insurance coverage, primarily product liability, to our other subsidiaries. Excess coverage is provided by third-party insurers. Our reserves provide for these potential losses as well as other uninsured claims.

We also offer warranty programs at several of our industrial businesses and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received, but that have not been fully investigated, and claims not yet received, which are not currently estimable due to the significant number of variables contributing to the extent of any necessary remediation. While our warranty liability represents our best estimate at November 30, 2009, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table includes the changes in our accrued warranty balances:

	Quarter Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
	(In thousands)

Beginning Balance	$16,811	$7,551	$18,993	$8,055
Deductions(1)	(6,997)	(3,609)	(14,459)	(7,657)
Provision charged to SG&A expense	5,283	3,204	10,563	6,748

Ending Balance	$15,097	$7,146	$15,097	$7,146

(1)	Primarily claims paid during the year.

In addition, like other companies participating in similar lines of business, some of our subsidiaries are involved in several proceedings relating to environmental matters. It is our policy to accrue remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. These liabilities are undiscounted.

NOTE G —	INCOME TAXES

The effective income tax rate was 30.3% for the three months ended November 30, 2009 compared to an effective income tax rate of 30.9% for the three months ended November 30, 2008. The effective income tax rate was 31.9% for the six months ended November 30, 2009 compared to an effective income tax rate of 30.8% for the same period a year ago.

For the three and six months ended November 30, 2009 and November 30, 2008, respectively, the effective tax rate differed from the federal statutory rate principally due to the impact of certain foreign operations on our U.S. taxes and the effect of lower tax rates in certain of our foreign jurisdictions. These decreases in taxes were partially offset by non-deductible business operating expenses and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. As of November 30, 2009, the fiscal years 2006 through 2009 are subject to U.S. federal income tax examination. With limited exceptions we are also subject to various state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2003 through 2009. Currently, the Internal Revenue Service is examining the fiscal 2007 and 2008 tax years. Also, the Canada Revenue Authority is examining certain 2006 and 2007 Canadian returns and the State of Wisconsin is examining the income tax returns for 2003 through 2006. While it is reasonably possible that these matters could be resolved during the next 12 months, the timing and ultimate outcomes are uncertain.

As of November 30, 2009, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at November 30, 2009 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions. A reversal of the valuation allowance that was recorded in purchase accounting may impact earnings.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H —	PENSION AND POSTRETIREMENT HEALTH CARE BENEFITS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and six month periods ended November 30, 2009 and 2008:

	U.S. Plans		Non-U.S. Plans
	Quarter Ended		Quarter Ended
	November 30,		November 30,
Pension Benefits	2009	2008	2009	2008
	(In thousands)

Service cost	$3,337	$3,654	$486	$759
Interest cost	3,523	3,026	1,822	1,915
Expected return on plan assets	(2,448)	(3,217)	(1,502)	(1,846)
Amortization of:
Prior service cost	88	86	2	1
Net actuarial losses recognized	1,850	767	236	311

Net Periodic Benefit Cost	$6,350	$4,316	$1,044	$1,140

	U.S. Plans		Non-U.S. Plans
	Quarter Ended		Quarter Ended
	November 30,		November 30,
Postretirement Benefits	2009	2008	2009	2008
	(In thousands)

Service cost	$1	$—	$82	$98
Interest cost	142	108	160	189
Prior service cost	(7)	(7)	—	—
Net actuarial (gains) losses recognized	(35)	(24)	(34)	—

Net Periodic Benefit Cost	$101	$77	$208	$287

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	November 30,		November 30,
Pension Benefits	2009	2008	2009	2008
	(In thousands)

Service cost	$7,010	$7,360	$973	$1,519
Interest cost	6,749	5,954	3,644	3,830
Expected return on plan assets	(4,898)	(6,446)	(3,004)	(3,693)
Amortization of:
Prior service cost	176	171	4	2
Net actuarial losses recognized	3,277	1,326	471	622

Net Periodic Benefit Cost	$12,314	$8,365	$2,088	$2,280

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	November 30,		November 30,
Postretirement Benefits	2009	2008	2009	2008
	(In thousands)

Service cost	$2	$—	$163	$196
Interest cost	284	216	320	378
Prior service cost	(14)	(14)	—	—
Net actuarial (gains) losses recognized	(69)	(48)	(67)	—

Net Periodic Benefit Cost	$203	$154	$416	$574

We previously disclosed in our financial statements for the fiscal year ended May 31, 2009 that we expected to contribute approximately $10.8 million to our retirement plans in the U.S. and approximately $8.7 million to plans outside the U.S. during the current fiscal year. As of November 30, 2009, we do not anticipate any changes to these contribution levels.

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

NOTE I —	EARNINGS PER SHARE

On June 1, 2009, we implemented the provisions of recent guidance issued by the FASB regarding the computation of earnings per share. The FASB’s updated guidance clarifies that unvested share-based payment awards that contain rights to receive non-forfeitable dividends are participating securities. Our unvested restricted shares are considered participating securities. The FASB also updated their guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method. We have retroactively applied the provisions of this guidance to the financial information included herein, which impacted prior year reported figures by reducing basic earnings per share for the six months ended November 30, 2008 by $0.01 per share, from reported basic earnings per share of $0.88 to as-adjusted basic earnings per share of $0.87. No other prior year figures were impacted by this change.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method, for the three and six month periods ended November 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Numerator for earnings per share:
Net income	$55,893	$41,726	$128,918	$111,243
Less: Allocation of earnings and dividends to participating securities	(375)	(256)	(1,615)	(1,416)

Net income available to common shareholders — basic	55,518	41,470	127,303	109,827
Add: Undistributed earnings reallocated to unvested shareholders(1)	375	—	5	13
Add: Income effect of contingently issuable shares	—	—	—	280

Net income available to common shareholders — diluted	$55,893	$41,470	$127,308	$110,120

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,373	127,090	126,868	126,158
Average diluted options	700	511	510	837
Net issuable common share equivalents(1)	1,091	—	—	—
Additional shares issuable assuming conversion of convertible securities	—	—	—	1,676

Total shares for diluted earnings per share	129,164	127,601	127,378	128,671

Earnings Per Share:
Basic Earnings Per Share of Common Stock	$0.44	$0.33	$1.00	$0.87

Diluted Earnings Per Share of Common Stock	$0.43	$0.33	$1.00	$0.86

(1)	For the quarter ended November 30, 2009, the treasury stock method was utilized for the purpose of computing diluted earnings per share, as the result under the two-class method would have been anti-dilutive.

NOTE J —	SEGMENT INFORMATION

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives. We manage our portfolio by organizing our businesses and product lines into two reportable segments: the industrial reportable segment and the consumer reportable segment. Within each reportable segment, we aggregate several operating segments that consist of individual groups of companies and product lines, which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our five operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief executive officer in determining how to allocate the assets of the Company and evaluate performance. These five operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. Over the past several years, a number of product lines included within our RPM II/Consumer Group were either sold to third-parties or reassigned to other operating segments within our consumer reportable segment to better align with how management views our business. After a comprehensive review and

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

analysis of the remaining product lines in the RPM II/Consumer Group and the current customer base and markets served, it was determined that these remaining businesses are more appropriately accounted for in our RPM II/Industrial Group. Total net sales for these businesses approximated 3.0% of consolidated net sales for the quarter and six month periods ended November 30, 2008. The financial statements and notes contained herein reflect the reclassification of these product lines to the RPM II/Industrial Group for all periods presented.

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. This reportable segment comprises three separate operating segments — our Building Solutions Group, Performance Coatings Group, and RPM II/Industrial Group. Products and services within this reportable segment include construction chemicals; roofing systems; weatherproofing and other sealants; polymer flooring; wood stains; edible coatings and specialty glazes for pharmaceutical, cosmetic and food industries; and other specialty chemicals.

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe. Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and to other smaller customers through distributors. This reportable segment comprises two operating segments — our DAP Group and our Rust-Oleum Group. Products within this reportable segment include specialty, hobby and professional paints; caulks; adhesives; silicone sealants; and wood stains.

In addition to our two reportable segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either reportable segment. Assets related to the corporate/other category consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other assets and expenses reconcile reportable segment data to total consolidated income before income taxes and identifiable assets. Our comparative three and six month results for the periods ended November 30, 2009 and 2008, and identifiable assets as of November 30, 2009 and May 31, 2009 are presented in segment detail in the following table.

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2009	2008	2009	2008
	(In thousands)

Net Sales
Industrial Segment	$613,495	$652,735	$1,237,523	$1,377,810
Consumer Segment	245,163	237,230	537,088	497,620

Consolidated	$858,658	$889,965	$1,774,611	$1,875,430

Gross Profit
Industrial Segment	$266,576	$276,348	$542,951	$580,332
Consumer Segment	96,635	80,378	214,090	179,983

Consolidated	$363,211	$356,726	$757,041	$760,315

Income (Loss) Before Income Taxes
Industrial Segment	$73,921	$70,996	$158,747	$165,073
Consumer Segment	31,828	14,515	82,076	44,939
Corporate/Other	(25,505)	(25,161)	(51,651)	(49,349)

Consolidated	$80,244	$60,350	$189,172	$160,663

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable Assets	November 30, 2009	May 31, 2009

Industrial Segment	$1,958,752	$1,878,378
Consumer Segment	1,072,162	1,127,285
Corporate/Other	447,625	404,258

Consolidated	$3,478,539	$3,409,921

NOTE K —	DEBT

On October 9, 2009, we sold $300.0 million aggregate principal amount of 6.125% Notes due 2019 (the “Notes”). The net proceeds from the offering of the Notes were used to repay $163.7 million in principal amount of our unsecured notes due October 15, 2009, and approximately $120.0 million in principal amount of short-term borrowings outstanding under our accounts receivable securitization program. The balance of the net proceeds was used for general corporate purposes.

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

NOTE L —	COMPREHENSIVE INCOME

The following table illustrates the components of total comprehensive income for the three and six month periods ended November 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
	(In thousands)

Net income	$55,893	$41,726	$128,918	$111,243
Other Comprehensive Income:
Foreign currency translation adjustments	30,540	(125,478)	40,463	(173,722)
Pension and other postretirement benefit liability adjustments, net of tax	902	3,063	2,216	4,987
Unrealized gain (loss) on securities, net of tax	319	(16,840)	7,617	(27,804)
Derivatives income, net of tax	(8,899)	46	701	1,246

Total Comprehensive Income (Loss)	$78,755	$(97,483)	$179,915	$(84,050)

NOTE M —	SUBSEQUENT EVENTS

Events subsequent to November 30, 2009 have been evaluated through January 6, 2010, which is the date of the issuance of these financial statements. During that period, there were no subsequent events requiring recognition in the financial statements, and no non-recognized subsequent events requiring disclosure.

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

Goodwill

We test our goodwill balances at least annually, or more frequently as impairment indicators arise, using a fair-value approach at the reporting unit level. Our reporting units have been identified at the component level, or one level below our operating segments. We perform a two-step impairment test. In the first step, we compare the fair value of each of our reporting units to its carrying value. We have elected to perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, during our fourth fiscal quarter. Calculating the fair market values of reporting units requires our use of estimates and assumptions.

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

Our annual goodwill impairment analysis, which we performed during the fourth quarter of fiscal 2009, resulted in an impairment charge related to a reduction in the carrying value of goodwill in the amount of $14.9 million, relating to our Fibergrate reporting unit. The remaining net goodwill balance relating to our Fibergrate unit approximates $23 million. The excess of fair value over carrying value for our other reporting units as of March 1, 2009, ranged from approximately $1.3 million to $249.8 million. In order to evaluate the sensitivity of the fair value calculations of our goodwill impairment test, we applied a hypothetical 5% decrease to the fair values of each reporting unit. This hypothetical 5% decrease would result in excess fair value over carrying value ranging from approximately $1.0 million to $231.8 million for our reporting units. Further, we compare the sum of the fair values of our reporting units resulting from our discounted cash flow calculations to our market capitalization as of our valuation date. We use this comparison to further assess the reasonableness of the assumptions employed in our valuation calculations. As of the valuation date, the sum of the fair values we calculated for our reporting units was approximately 15% above our market capitalization.

Should the future earnings and cash flows at our reporting units decline and/or discount rates increase, future impairment charges to goodwill and other intangible assets may be required.

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

Deferred Income Taxes

Our provision for income taxes is calculated using the liability method which requires the recognition of deferred income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain changes in valuation allowances. We provide valuation allowances against deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

REPORTABLE SEGMENT INFORMATION

Our business is divided into two reportable segments: the industrial reportable segment and the consumer reportable segment. Within each reportable segment, we aggregate several operating segments that consist of individual groups of companies and product lines, which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our five operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief executive officer in determining how to allocate the assets of the Company and evaluate performance. These five operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on gross profit, and, to a lesser extent, income (loss) before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”) as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. Over the past several years, a number of product lines included within our RPM II/Consumer Group were either sold to third-parties or reassigned to other operating segments within our consumer reportable segment to better align with how management views our business. After a comprehensive review and analysis of the remaining product lines in the RPM II/Consumer Group and the current customer base and markets served, it was determined that these remaining businesses are more appropriately accounted for in our RPM II/Industrial Group. Total net sales for these businesses approximated 3.0% of consolidated net sales for the quarter and six month periods ended November 30, 2008. The financial statements and notes contained herein reflect the reclassification of these product lines to the RPM II/Industrial Group for all periods presented.

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. This reportable segment comprises three separate operating segments — our Building Solutions Group, Performance Coatings Group, and RPM II/Industrial Group. Products and services within this reportable segment include construction chemicals; roofing systems; weatherproofing and other sealants; polymer flooring; wood stains; edible coatings and specialty glazes for pharmaceutical, cosmetic and food industries; and other specialty chemicals.

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America. Consumer segment products are sold throughout North America directly to mass merchants, home improvement centers, hardware stores, paint stores, craft shops and to other smaller customers through distributors. This reportable segment comprises two operating segments — our DAP Group and our Rust-Oleum Group. Products within this reportable segment include specialty, hobby and professional paints; caulks; adhesives; silicone sealants; and wood stains.

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

	Quarter Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2009	2008	2009	2008
	(In thousands)

Net Sales
Industrial Segment	$613,495	$652,735	$1,237,523	$1,377,810
Consumer Segment	245,163	237,230	537,088	497,620

Consolidated	$858,658	$889,965	$1,774,611	$1,875,430

Gross Profit
Industrial Segment	$266,576	$276,348	$542,951	$580,332
Consumer Segment	96,635	80,378	214,090	179,983

Consolidated	$363,211	$356,726	$757,041	$760,315

Income (Loss) Before Income Taxes(a)
Industrial Segment
Income Before Income Taxes(a)	$73,921	$70,996	$158,747	$165,073
Interest (Expense), Net	(258)	(7)	(368)	(36)

EBIT(b)	$74,179	$71,003	$159,115	$165,109

Consumer Segment
Income Before Income Taxes(a)	$31,828	$14,515	$82,076	$44,939
Interest (Expense), Net	(3)	(1,105)	(9)	(2,477)

EBIT(b)	$31,831	$15,620	$82,085	$47,416

Corporate/Other
(Expense) Before Income Taxes(a)	$(25,505)	$(25,161)	$(51,651)	$(49,349)
Interest (Expense), Net	(12,354)	(16,282)	(23,941)	(25,467)

EBIT(b)	$(13,151)	$(8,879)	$(27,710)	$(23,882)

Consolidated
Income (Loss) Before Income Taxes(a)	$80,244	$60,350	$189,172	$160,663
Interest (Expense), Net	(12,615)	(17,394)	(24,318)	(27,980)

EBIT(b)	$92,859	$77,744	$213,490	$188,643

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles (“GAAP”) in the U.S., to EBIT.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2009

Net Sales

On a consolidated basis, net sales of $858.7 million for the second quarter ended November 30, 2009 declined 3.5%, or $31.3 million, over net sales of $890.0 million during the same period last year. The organic decline in sales amounted to 4.3%, or $38.0 million, of the shortfall in net sales over the prior year’s second quarter result, which includes volume-related declines approximating 7.1% or $63.4 million, offset partially by the combined impact of net favorable foreign exchange rates year-over-year, which amounted to 2.2%, or $19.7 million and pricing initiatives representing 0.6% of the prior period sales, or $5.7 million. These pricing initiatives, including those across both of our reportable segments, were instituted primarily during prior periods in order to offset the escalated costs of many of our raw materials. Foreign exchange gains resulted from the weak dollar against nearly all major foreign currencies, with the majority of the gains resulting from the stronger euro and Canadian dollar. Five small acquisitions over the past year provided 0.8% of sales growth over last year’s second quarter, or $6.7 million.

Industrial segment net sales, which comprised 71.4% of the current quarter’s consolidated net sales, totaled $613.5 million, a decline of 6.0% from $652.7 million during last year’s second quarter. This segment’s net sales decline resulted primarily from an overall decline in organic sales, which accounted for a 7.0% decline over prior year second quarter sales. That 7.0% decline included volume declines approximating 9.8%, offset partially by a gain of 2.5% from net favorable foreign exchange differences and an increase of 0.3% as a result of prior period price increases. Five small acquisitions provided 1.0% growth over the prior year second quarter. The pure unit organic sales decline in the industrial segment resulted primarily from declines in most of our industrial product lines, especially as a result of deterioration in the domestic commercial construction market. A few of our industrial segment product lines, including fluorescent pigments and polymer flooring products, continued to grow organic sales during the quarter. Despite the impact of the continuing weak economic environment on certain sectors of our domestic commercial construction markets, which we expect will continue for the remainder of fiscal 2010, we expect more favorable comparisons in this segment in the second half of the current fiscal year. We continue to secure new business through strong brand offerings, new product innovations and international expansion.

Consumer segment net sales, which comprised 28.6% of the current quarter’s consolidated net sales, increased by 3.3% to $245.2 million from $237.3 million during last year’s second quarter. The improvement in this segment was purely organic, including unit volume growth approximating 0.2%, combined with the impact of prior period price increases, which provided 1.6%, in addition to the impact of net favorable foreign exchange rates for approximately 1.5%. The organic sales volume improvement reflects the success of several new product introductions and stabilized market demand for consumer repair and maintenance products. Our consumer segment continues to increase market penetration at major retail accounts with various new product launches and broader channel penetration, while also maintaining a focus on our existing repair and maintenance oriented products.

Gross Profit Margin

Our consolidated gross profit improved to 42.3% of net sales this quarter from 40.1% of net sales for the same period a year ago, despite our overall lower overhead absorption resulting from a 7.1% decline in organic sales volume. The year-over-year impact of lower raw material costs provided a benefit of approximately 320 basis points (“bps”) to the current quarter’s gross profit margin, reflecting year-over-year declines in energy costs and demand for raw materials. However, while these costs were lower versus the prior year second quarter, we experienced broad upward pressure in our raw material costs in comparison to our recently completed first fiscal quarter. We have faced historically higher petroleum based input costs since 2005, which has in turn put sustained pressure on our gross margins. Historically higher material costs were driven by certain key factors, including greater divergence of natural gas versus oil prices that drove more refining of the comparatively lower cost natural gas, which in turn reduced the availability of certain oil-derived residual byproducts such as propylene monomer. In addition, the increased refinery use of cokers resulted in reduced availability of residual byproducts such as asphalt and some suppliers have idled capacity to offset reduced demand. Other factors impacting our current quarter gross profit margin were pricing, which favorably impacted our gross profit margin by approximately 40 bps, offset by an unfavorable mix of product sold versus the same period last year, which approximated 140 bps.

Our industrial segment gross profit for the second quarter of fiscal 2010 improved by 120 bps, to 43.5% of net sales from last year’s second quarter result of 42.3% of net sales. Contributing to this improvement was the combination of declines in certain raw material costs, which had a favorable impact of approximately 260 bps, and relatively higher selling prices, as discussed previously in conjunction with our consolidated results, which contributed approximately 20 bps during the quarter. Lower labor costs related to the reduction in force that was initiated during the prior fiscal year had a favorable impact on this segment’s current quarter gross margin by approximately 40 bps versus the same period a year ago. This segment’s sales volume decline of 9.8% translated into an unfavorable impact on gross margins during the current quarter of approximately 30 bps, while increased overhead and mix of sales during the current quarter were unfavorable by approximately 170 bps versus last year’s second quarter.

Our consumer segment gross profit for the quarter improved by approximately 550 bps to 39.4% of net sales from 33.9% of net sales for the same period last year, mainly as a result of the 470 bps impact of lower raw material costs during the current fiscal quarter versus the same period a year ago, combined with prior period price increases which contributed approximately 100 bps, and improved operating leverage at many of our plants attributable to our prior year cost reduction initiatives, which provided approximately 130 bps. Although the price increases were favorable on a quarter-over-quarter basis, our pricing still has not recaptured the significant raw material cost increases we have incurred since 2005, as discussed in conjunction with the discussion of our consolidated gross profit margin above. The remaining 150 bps decline in the consumer segment’s gross profit margin during the current quarter is a result of this segment’s slightly unfavorable mix of sales during the current quarter versus the same period a year ago.

Selling, General and Administrative Expenses (“SG&A”)

Our consolidated SG&A increased slightly to 31.5% of net sales for the current quarter compared with 31.4% a year ago. The 10 bps increase in SG&A as a percent of sales primarily reflects the impact of the overall unit volume decline in net sales on this margin, as overall SG&A expense declined during the current fiscal quarter compared with the same period a year ago. While there were unfavorable increases in employee benefit and warranty expenses during the current quarter versus last year’s second quarter, there were favorable declines in distribution expenses, advertising and other promotional expenses, and bad debt expense, in addition to favorable adjustments to certain environmental accruals versus prior year levels. While prior year expense reduction initiatives reduced headcount for this year’s second quarter, those gains were offset by higher employee incentives, commissions based on the current quarter’s mix of product sales and other employee benefit related expenses incurred during this year’s second quarter versus the same period a year ago.

Our industrial segment SG&A remained flat at 31.4% of net sales for the current quarter versus the same period last year. This segment’s SG&A margin reflects the impact of unfavorable foreign exchange expense, increased warranty expense and higher commissions on sales resulting from the current quarter product mix offset by the favorable impact of the headcount reductions completed during the last half of fiscal 2009, in addition to lower distribution and other lower discretionary selling and marketing expenses, including promotional expense.

Our consumer segment SG&A as a percentage of net sales for the current quarter decreased by 90 bps to 26.4% compared with 27.3% a year ago, primarily reflecting this segment’s sales volume improvement over the same period last year. In addition, there was the combined favorable impact of reductions in this segment’s workforce, which took place during the second half of the prior fiscal year, lower distribution expense versus the same period a year ago, and favorable foreign exchange adjustments. Slightly offsetting those gains was the impact of higher incentives and employee benefit related changes during this year’s second quarter versus the same period a year ago.

SG&A expenses in our corporate/other category increased during the current quarter to $13.2 million from $8.9 million during the corresponding period last year. This $4.3 million increase reflects the combination of higher legal, pension and compensation expenses, including stock based compensation, versus last year’s second fiscal quarter, partially offset by net favorable foreign currency adjustments and lower hospitalization expense. Additionally, we recorded a gain of approximately $1.2 million on early redemption of our convertible debt during the second quarter last year which did not recur in the current period.

License fee and joint venture income of approximately $0.5 million and $0.7 million for each of the quarters ended November 30, 2009 and 2008, respectively, are reflected as reductions of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit costs of $7.7 million and $5.8 million for the quarters ended November 30, 2009 and 2008, respectively. This increased pension expense of $1.9 million was primarily the result of a $1.1 million decline in the expected return on plan assets, combined with approximately $1.0 million of additional net actuarial losses incurred this quarter versus the same period a year ago. A decrease in service costs was partially offset by higher interest expense, for a net favorable impact on pension expense of approximately $0.2 million. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note H, “Pension and Postretirement Health Care Benefits,” for additional information regarding these benefits.

Interest Expense

Interest expense was $14.7 million for the second quarter of fiscal 2010 versus $15.2 million for the same period a year ago. Lower average borrowings, net of additional borrowings for acquisitions, reduced interest expense this quarter by approximately $1.3 million versus last year’s second quarter, while higher average interest rates, which averaged 6.34% overall for the second quarter of fiscal 2010 compared with 5.99% for the same period of fiscal 2009, increased interest expense by approximately $0.8 million during the current quarter versus the same period a year ago.

Investment Expense (Income), Net

Net investment income of $2.1 million during the second quarter of fiscal 2010 compares to fiscal 2009 second quarter net investment expense of $2.2 million. Net realized gains on the sales of investments resulted in a net gain of $0.9 million for the quarter ended November 30, 2009 versus a net loss of $1.6 million for the same period during fiscal 2009. Additionally, while there were no impairments recognized on securities that management has determined are other-than-temporary declines in value during the current fiscal quarter, these losses approximated $2.6 million for the second quarter of fiscal 2009. Finally, dividend and interest income totaling $1.2 million during the current quarter compares with $2.1 million of income during last year’s second quarter.

Income Before Income Taxes (“IBT”)

Our consolidated pretax income for this year’s second quarter of $80.2 million compares with last year’s second quarter pretax income of $60.4 million, for a profit margin on net sales of 9.3% versus 6.8% a year ago.

Our industrial segment had IBT of $73.9 million for this year’s second quarter versus last year’s second quarter IBT of $71.0 million, principally reflecting this segment’s tighter cost controls and the more benign raw material cost environment experienced during the current quarter versus the same period a year ago, despite this segment’s

7.0% decline in organic sales decline during the quarter versus the same period last year. Our consumer segment IBT improved to $31.8 million for the quarter, from $14.5 million last year, primarily from the 3.3% organic sales improvement during the current quarter versus last year’s second quarter, combined with the benefit of the cost reduction actions completed during the prior fiscal year.

Income Tax Rate

The effective income tax rate was 30.3% for the three months ended November 30, 2009 compared to an effective income tax rate of 30.9% for the three months ended November 30, 2008.

For the three months ended November 30, 2009 and, to a greater extent for the three months ended November 30, 2008, the effective tax rate differed from the federal statutory rate principally due to the impact of certain foreign operations on our U.S. taxes and the effect of lower tax rates in certain of our foreign jurisdictions. These decreases in taxes were partially offset by non-deductible business operating expenses and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards.

As of November 30, 2009, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at November 30, 2009 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions. A reversal of the valuation allowance that was recorded in purchase accounting may impact earnings.

Net Income

Net income of $55.9 million for the three months ended November 30, 2009 compares to $41.7 million for the same period last year, for a net margin on sales of 6.5% for the current quarter compared to the prior year period’s 4.7% net margin on sales. The improvement in this net margin year-over-year resulted from the benefit of prior year, aggressive cost reduction initiatives, coupled with a more benign raw material environment versus the prior year second quarter.

Diluted earnings per share of common stock for this year’s second quarter of $0.43 compares with $0.33 a year ago.

Six Months Ended November 30, 2009

Net Sales

On a consolidated basis, net sales of $1.8 billion for the six months ended November 30, 2009 declined 5.4%, or $100.8 million, over net sales of $1.9 billion during the same period last year. The organic decline in sales amounted to 6.0%, or $112.6 million, of the shortfall in net sales versus the same period a year ago, which includes volume-related declines approximating 5.8% or $109.9 million, and the impact of net unfavorable foreign exchange rates year-over-year, which amounted to 1.0%, or $18.4 million, offset partially by favorable pricing initiatives representing 0.8% of the prior period sales, or $15.7 million. These favorable pricing initiatives, including those across both of our reportable segments, were instituted primarily during prior periods in order to offset the escalated costs of many of our raw materials. Foreign exchange losses resulted from the strong dollar against nearly all major foreign currencies, with the majority of the losses resulting from the weaker euro, Canadian dollar and Latin American currencies. Five small acquisitions over the past year provided 0.6% of sales growth over last year’s first six months, or $11.8 million.

Industrial segment net sales, which comprised 69.7% of consolidated net sales for this year’s first six months, totaled $1.2 billion, a decline of 10.2% from $1.4 billion during last year’s first half. This segment’s net sales decline resulted primarily from an overall decline in organic sales, which accounted for a decline of 11.1% from prior year first half sales levels. That 11.1% decline included a 1.1% decline resulting from net unfavorable foreign exchange differences and volume declines approximating 10.5%, offset partially by an increase of 0.5% from prior period price increases. Five small acquisitions provided 0.9% growth over the prior year first half.

Consumer segment net sales, which comprised 30.3% of consolidated net sales for this year’s first six months, totaled $537.1 million, an increase of 7.9% from $497.6 million during last year’s first six months. The improvement in this segment was purely organic, including unit volume growth approximating 6.9%, combined with the impact of prior period price increases, which provided 1.7%, offset partially by the impact of net unfavorable foreign exchange rates for approximately 0.7%.

Gross Profit Margin

Our consolidated gross profit improved to 42.7% of net sales this first half from 40.5% of net sales for the same period a year ago, despite our overall lower overhead absorption resulting from a 5.8% decline in organic sales volume. Raw material costs, which were lower versus the first six months of fiscal 2009, positively impacted the current period’s gross profit margin by approximately 210 bps, reflecting the impact of year-over-year declines in energy costs and demand for raw materials, which had previously put upward cost pressure on many of our raw material, packaging and freight costs. Pricing favorably impacted our gross profit margin by approximately 50 bps. The remaining 40 bps decline in gross profit margin resulted primarily from a combination of unfavorable product mix and lower sales volume during the current period versus the same period a year ago.

Our industrial segment gross profit for the first half of fiscal 2010 increased by 180 bps, to 43.9% of net sales from last year’s first half result of 42.1% of net sales. Declines in certain raw material costs had a favorable impact of approximately 180 bps, while relatively higher selling prices, as discussed previously in conjunction with our consolidated results, contributed an additional favorable impact which approximated 30 bps during the first six months of the current fiscal year. The industrial segment’s 11.1% decline in organic sales unfavorably impacted this segment’s gross margin, along with an unfavorable mix of sales and increased overhead expense, however, these higher expenses were partially offset by a decline in labor expenses, for a net unfavorable impact on this segment’s gross margin by approximately 30 bps during the current period versus the same period a year ago.

Our consumer segment gross profit for the first six months improved by approximately 370 bps to 39.9% of net sales from 36.2% of net sales for the same period last year, mainly as a result of the 280 bps favorable impact of lower raw material costs combined with favorable price increases and improved operating leverage at many of our plants attributable to our prior year cost reduction initiatives approximating 100 bps. Although the price increases were favorable on a year-over-year basis, our pricing has not recaptured the significant raw material cost increases we have incurred over the past several years, as outlined in conjunction with the discussion of our consolidated gross profit margin above. The consumer segment’s gross profit margin during the current period was unfavorably impacted by a less profitable mix of sales during the current year’s first half versus the same period a year ago.

Selling, General and Administrative Expenses (“SG&A”)

Our consolidated SG&A increased to 30.7% of net sales for the first half compared with 30.4% a year ago. The 30 bps increase in SG&A as a percent of sales primarily reflects the impact of the 5.8% unit volume decline in net sales, combined with additional bad debt, warranty, hospitalization and pension expense. Partially offsetting these higher expenses was the combined impact of the prior year expense reduction initiatives, which reduced compensation expense during this year’s first half, combined with favorable foreign exchange adjustments and lower distribution expenses versus the same period a year ago.

Our industrial segment SG&A increased to 31.0% of net sales for the first six months from 30.1% for the same period last year, primarily reflecting the impact of the decline in sales volume year-over-year, in addition to increased warranty-related expense, unfavorable foreign exchange expense and higher commissions on sales resulting from the current period product mix. Partially offsetting those items was the favorable impact of the headcount reductions completed during the last half of fiscal 2009, in addition to lower distribution and other lower discretionary selling and marketing expenses, including promotional expense.

Our consumer segment SG&A as a percentage of net sales for the first half decreased by 210 bps to 24.6% compared with 26.7% a year ago, primarily reflecting the favorable margin impact of the sales volume improvement in this segment, in addition to prior year reductions in this segment’s workforce, lower distribution expense and the impact of favorable foreign exchange adjustments. These gains were partially offset by higher bad debt expense and higher compensation expense, including commissions on higher sales volumes, during the current year’s first six months versus the same period a year ago.

SG&A expenses in our corporate/other category increased during the first six months to $27.7 million from $23.9 million during the corresponding period last year. This $3.8 million increase essentially reflects the combination of higher legal, pension and employee incentive expenses during the current period versus last year’s first six months.

License fee and joint venture income of approximately $1.5 million for each of the six month periods ended November 30, 2009 and 2008 are reflected as reductions of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit costs of $15.0 million and $11.4 million for the first six months ended November 30, 2009 and 2008, respectively. This increased pension expense of $3.6 million was primarily the result of a $2.2 million decline in the expected return on plan assets, combined with $1.7 million of additional net actuarial losses incurred this first half versus the same period a year ago. Lower service costs were partially offset by higher interest costs, for a net favorable impact on pension expense of approximately $0.3 million. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note H, “Pension and Postretirement Health Care Benefits,” for additional information regarding these benefits.

Interest Expense

Interest expense was $27.5 million for the first six months of fiscal 2010 versus $30.0 million for the same period a year ago. Lower average borrowings, net of additional borrowings for acquisitions, reduced interest expense this first half by approximately $2.6 million versus last year’s first half. Higher interest rates, which averaged 5.75% overall for the first half of fiscal 2010 compared with 5.73% for the same period of fiscal 2009, increased interest expense by approximately $0.1 million versus last year’s first half.

Investment Expense (Income), Net

Net investment income of $3.2 million during the first half of fiscal 2010 compares to fiscal 2009 first half net investment income of $2.0 million. Net realized gains on the sales of investments resulted in a net gain of $0.9 million for the first six months ended November 30, 2009 versus a net gain of $1.3 million for the same period during fiscal 2009. Additionally, impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.1 million for the first half of fiscal 2010, versus $3.4 million for the same period a year ago. Dividend and interest income totaling $2.4 million during the first half compares with $4.1 million of income during last year’s first half.

Income Before Income Taxes (“IBT”)

Our consolidated pretax income for this year’s first six months of $189.2 million compares with last year’s first six months pretax income of $160.7 million, for a profit margin on net sales of 10.7% versus 8.6% a year ago.

Our industrial segment had IBT of $158.7 million for this year’s first half versus last year’s first half IBT of $165.1 million, principally reflecting this segment’s 10.5% decline in organic unit sales volume during this year’s first half. Our consumer segment IBT improved to $82.1 million for the period, from $44.9 million last year, primarily from the 7.1% organic sales improvement during this year’s first half combined with the impact of the prior year reductions in this segment’s workforce.

Income Tax Rate

The effective income tax rate was 31.9% for the six months ended November 30, 2009 compared to an effective income tax rate of 30.8% for the six months ended November 30, 2008.

For the six months ended November 30, 2009 and, to a greater extent for the six months ended November 30, 2008, the effective tax rate differed from the federal statutory rate principally due to the impact of certain foreign operations on our U.S. taxes and the effect of lower tax rates in certain of our foreign jurisdictions. These decreases in taxes were partially offset by non-deductible business operating expenses and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards.

As described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended November 30, 2009, there is uncertainty as to whether we will be able to recognize certain deferred tax assets. Refer to the section captioned, “Three Months Ended November 30, 2009 — Income Tax Rate,” for further information.

Net Income

Net income of $128.9 million for the six months ended November 30, 2009 compares to $111.2 million for the same period last year, for a net margin on sales of 7.3% for this year’s first half compared to the prior year period’s 5.9% net margin on sales. The improvement in this net margin year-over-year resulted from the benefit of prior year, aggressive cost reduction initiatives, coupled with a more benign raw material environment versus the prior year first half.

Diluted earnings per share of common stock for this year’s first half of $1.00 compares with $0.86 a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From:

Operating Activities

Operating activities provided cash flow of $184.7 million during the first six months of the current fiscal year compared with $104.0 million during the same period of fiscal 2009.

The net improvement in cash from operations includes the change in net income, adjusted for non-cash expenses and income, which increased by approximately $27.4 million versus last year, in addition to changes in working capital accounts and other accruals. The current period decrease in accounts receivable since May 31, 2009 provided cash of $59.7 million versus the $212.1 million of cash generated from collections on accounts receivable during the same period last year, or approximately $152.4 million less cash provided year over year. While our collections of accounts receivable have improved, the cash collected during this year’s first half was less than last year’s first half as a result of the relatively lower accounts receivable balance of May 31, 2009 versus May 31, 2008. Inventory balances required the use of $26.4 million of cash during this year’s first half, compared with a use of cash of $15.6 million during last year’s first half, or $10.8 million more cash used year over year. With regard to accounts payable, we used $83.0 million less cash during this year’s first half compared to the same period a year ago, as a result of a change in the timing of certain payments and lower sales volumes during the current period versus the same period a year ago. Accrued compensation and benefits used approximately $40.0 million less cash versus the prior year period, due to lower bonus payments made during this year’s first half versus the same period a year ago, while other accruals, including those for other short-term and long-term items, provided $80.7 million more in cash versus last year’s first half, due to changes in the timing of such payments.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, to expand capacity and to enhance our administration capabilities. Capital expenditures of $8.3 million during this year’s first half compare with depreciation of $31.1 million. Capital spending is expected to continue to trail depreciation expense at least through the end of the current fiscal year. Due to additional capacity, which has been brought on-line over the last several years, we believe there is adequate production capacity to meet our needs based on anticipated growth rates. Any additional capital expenditures made over the next few years will likely relate primarily to new products and technology. We presently anticipate that additional shifts at our production facilities will enable us to meet increased demand during the current fiscal year even with these lower levels of capital spending.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At November 30, 2009, the fair value of our investments in marketable securities totaled $98.1 million, of which investments with a fair value of $9.5 million were in an unrealized loss position. At May 31, 2009, the fair value of our investments in marketable securities totaled $83.3 million, of which investments with a fair value of $43.6 million were in an unrealized loss position. Total pre-tax unrealized losses recorded in accumulated other comprehensive income at November 30, 2009 and May 31, 2009 were $0.5 million and $3.8 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at November 30, 2009 were generally related to the volatility in valuations over the last several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at November 30, 2009 were less than 15% below their original cost or have been in a loss position for less than six consecutive months. Although we have begun to see recovery in general economic conditions, if we were to experience continuing or significant unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

Financing Activities

On October 9, 2009, we sold $300.0 million aggregate principal amount of 6.125% Notes due 2019 (the “Notes”). The net proceeds from the offering of the Notes were used to repay $163.7 million in principal amount of our unsecured notes due October 15, 2009, and approximately $120.0 million in principal amount of short-term borrowings outstanding under our accounts receivable securitization program. The balance of the net proceeds was used for general corporate purposes.

On April 7, 2009, we replaced our existing $125.0 million accounts receivable securitization program, which was set to expire on May 7, 2009, with a new, three-year, $150.0 million accounts receivable securitization program (the “AR program”). The AR program, which was established with two banks for certain of our subsidiaries (“originating subsidiaries”), contemplates that the originating subsidiaries will sell certain of their accounts receivable to RPM Funding Corporation, a wholly-owned special purpose entity (“SPE”), which will then transfer undivided interests in such receivables to the participating banks. Once transferred to the SPE, such receivables are owned in their entirety by the SPE and are not available to satisfy claims of our creditors or creditors of the originating subsidiaries until the obligations owing to the participating banks have been paid in full. The transactions contemplated by the AR program do not constitute a form of off-balance sheet financing and will be fully reflected in our financial statements. Entry into the AR program increased our liquidity by $25.0 million, but also increased our financing costs due to higher market rates. The amounts available under the AR program are subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable, and therefore at certain times we may not be able to fully access the $150.0 million of funding available under the AR program. At November 30, 2009, approximately $112.1 million was available under this AR program.

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

On May 29, 2009, we entered into an amendment to our Credit Facility agreement with our lenders. Under the amendment, we are required to comply with various customary affirmative and negative covenants. These include financial covenants requiring us to maintain certain leverage and interest coverage ratios. The definition of EBITDA has been amended to add back the sum of all (i) non-cash charges relating to the write-down or impairment of goodwill and other intangibles during the applicable period, (ii) other non-cash charges up to an aggregate of $25.0 million during such applicable period and (iii) one-time cash charges incurred during the period from June 1, 2008 through May 31, 2010, but only up to an aggregate of not more than $25.0 million during such applicable period. The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended. The minimum required consolidated interest coverage ratio, EBITDA to interest expense, remains 3.50 to 1 under the amendment, but allowance of the add-backs referred to above has the effect of making this covenant less restrictive. Under the terms of the leverage covenant, we may not permit our consolidated indebtedness at any date to exceed 55% of the sum of such indebtedness and our consolidated shareholders’ equity on such date, and may not permit the indebtedness of our domestic subsidiaries (determined on a combined basis and excluding indebtedness to us and indebtedness incurred pursuant to permitted receivables securitizations) to exceed 15% of our consolidated shareholders’ equity. This amendment also added a fixed charge coverage covenant beginning with our fiscal quarter ended August 31, 2009. Under the fixed charge coverage covenant, the ratio of our consolidated EBITDA for any four-fiscal-quarter-period to the sum of our consolidated interest expense, income taxes paid in cash (other than taxes on non-recurring gains), capital expenditures, scheduled principal payments on our amortizing indebtedness (other than indebtedness scheduled to be repaid at maturity) and dividends paid in cash (or, for testing periods ending on or before May 31, 2010, 70% of dividends paid in cash), in each case for such four-fiscal-quarter period, may not be less than 1.00 to 1. This amendment also included a temporary, one-year restriction on certain mergers, asset dispositions and acquisitions, and contains customary representations and warranties.

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

As of November 30, 2009, we were in compliance with all covenants contained in our Credit Facility, including the leverage, interest coverage ratio and fixed charge coverage covenants. At that date, our leverage ratio was 41.4%, while our interest coverage and fixed charge coverage ratios were 6.48:1 and 1.52:1, respectively. Additionally, in accordance with these covenants, at November 30, 2009, our domestic subsidiaries indebtedness did not exceed 15% of consolidated shareholders’ equity as of that date.

Our access to funds under our Credit Facility is dependent on the ability of the financial institutions that are parties to the Credit Facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Moreover, the obligations of the financial institutions under our Credit Facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

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

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $853.7 million at November 30, 2009. Our debt-to-capital ratio was 41.4% at November 30, 2009, compared with 44.9% May 31, 2009.

During the first quarter of fiscal 2009, we called for redemption all of our outstanding Senior Convertible Notes due May 13, 2033. Prior to the redemption, virtually all of the holders converted their Senior Convertible Notes into shares of our common stock. For additional information, refer to Note K, “Debt,” to the Consolidated Financial Statements.

The following table summarizes our financial obligations and their expected maturities at November 30, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total
	Contractual
	Payment	Payments Due In
	Stream	2010	2011-12	2013-14	After 2014
	(In thousands)

Long-term debt obligations	$906,225	$2,940	$2,178	$201,538	$699,569
Capital lease obligations	2,820	546	911	832	531
Operating lease obligations	170,296	38,222	50,214	27,455	54,405
Other long-term liabilities(1):
Interest payments on long-term debt obligations	430,900	55,927	114,202	95,452	165,319
Contributions to pension and postretirement plans(2)	340,400	20,500	61,400	81,500	177,000

Total	$1,850,641	$118,135	$228,905	$406,777	$1,096,824

(1)	Excluded from other long-term liabilities is our liability for unrecognized tax benefits, which totaled $4.1 million at November 30, 2009. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume $10.8 million will be contributed to the U.S. plans in fiscal 2010; all other plans and years assume the required minimum contribution will be contributed.

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

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2009 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Asbestos Litigation

Certain of our wholly-owned subsidiaries, principally Bondex International, Inc. (collectively referred to as the subsidiaries), are defendants in various asbestos-related bodily injury lawsuits filed in various state courts with the vast majority of current claims pending in six states — Texas, Florida, Maryland, Illinois, Mississippi and Ohio. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products previously manufactured by our subsidiaries or others.

As of November 30, 2009, our subsidiaries had a total of 10,531 active asbestos cases, compared to a total of 10,048 cases as of November 30, 2008. For the quarter ended November 30, 2009, our subsidiaries secured dismissals and/or settlements of 233 cases, compared to a total of 1,824 cases dismissed and/or settled for the quarter ended November 30, 2008. For the six months ended November 30, 2009, our subsidiaries secured dismissals and/or settlements of 657 cases, compared to a total of 2,025 cases dismissed and/or settled for the six months ended November 30, 2008.

Of the 2,025 cases that were dismissed in the six months ended November 30, 2008, 1,420 were non-malignancies or unknown disease cases that had been maintained on an inactive docket in Ohio and were administratively dismissed by the Cuyahoga County Court of Common Pleas during our second fiscal quarter ended November 30, 2008. These claims were dismissed without prejudice and may be re-filed should the claimants involved be able to demonstrate disease in accordance with medical criteria laws established in the State of Ohio.

For the quarter ended November 30, 2009, our subsidiaries made total cash payments of $18.9 million relating to asbestos cases, which included defense-related payments paid during the quarter of $7.6 million, compared to total cash payments of $16.4 million relating to asbestos cases during the quarter ended November 30, 2008, which included defense-related payments paid during the quarter of $6.1 million. For the six months ended November 30, 2009, our subsidiaries made total cash payments of $37.5 million relating to asbestos cases, which included defense-related payments of $15.1 million, compared to total cash payments of $32.4 million relating to asbestos cases during the six months ended November 30, 2008, which included defense-related payments of $12.8 million.

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

Excluding defense-related payments, the average payment made to settle or dismiss a case approximated $48,000 and $6,000 for each of the quarters ended November 30, 2009 and 2008, respectively, and approximated $34,000 and $10,000 for each of the six month periods ended November 30, 2009 and 2008, respectively. As discussed above, there were approximately 1,420 non-malignancies or unknown disease cases that were administratively dismissed during the prior year’s second fiscal quarter. Excluding those dismissed cases, the average payment made to settle or dismiss a case approximated $25,000 for the quarter ended November 30, 2008. The amount and timing of dismissals and settlements can fluctuate significantly from period to period, resulting in volatility in the average cost to resolve a case in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal payments on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis. For example, the average amount paid to settle or dismiss a case can vary widely depending on a variety of factors, including the mix of malignancy and non-malignancy claimants and the amount of defense expenditures incurred during the period.

For additional information on our asbestos litigation, including a discussion of our asbestos related loss contingencies and a discussion of certain of our subsidiaries complaint against certain third-party insurers, see Note F of the Notes to Consolidated Financial Statements.

EIFS Litigation

As of November 30, 2009, Dryvit, one of our wholly owned subsidiaries, was a defendant or co-defendant in various single family residential exterior insulating finishing systems (“EIFS”) cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

Third-party excess insurers have historically paid varying shares of Dryvit’s defense and settlement costs in the individual commercial and residential EIFS lawsuits under various cost-sharing agreements. Dryvit has assumed a greater share of the costs associated with its EIFS litigation as it seeks funding commitments from our third-party excess insurers and will likely continue to do so pending the outcome of coverage litigation involving these same third-party insurers. This coverage litigation, Dryvit Systems, Inc. et al v. Chubb Insurance Company et al, Case No. CV 05 578004, is pending in the Cuyahoga Court of Common Pleas. As previously reported, all parties filed motions for partial summary judgment in 2008. The motions were filed pursuant to an order entered by the trial court on March 17, 2008, which requested the parties to address the following three issues: (1) whether the policies of Defendants contain a duty to defend; (2) whether the policies contain an obligation to reimburse defense costs; and (3) whether Defendants’ policy obligations are triggered through exhaustion of the underlying coverage.

On November 23, 2009, the trial court filed its Journal Entry ruling upon the parties’ motions for partial summary judgment. The trial court decided issues one and two relating to defense coverage in favor of Chubb and Agricultural. The court ruled that Chubb and Agricultural do not have a duty to pay defense costs under their respective 1995 and 1996 policies. As a result, the trial court denied another Defendant’s motion to dismiss the broker negligence and breach of contract claims asserted by RPM and Dryvit.

With respect to the third issue, the trial court ruled that the 1995 Agricultural policy was not properly exhausted because Agricultural did not pay $10 million in indemnity payments to settle claims. The trial court found that the $5.2 million Agricultural paid for defense costs under its 1995 policy did not reduce its aggregate limit of liability. The trial court also determined that the 1995 Chubb excess policy is not required to pay indemnity for Dryvit EIFS claims at this time.

The trial court’s November 23, 2009 Journal Entry is not a final appealable order. The parties may appeal from the trial court’s ruling after other claims and defenses in the litigation are decided by motion or at trial. It is unclear whether any party will be able to take an interlocutory appeal from the trial court’s Journal Entry. Assuming that there are no interlocutory appeals from the November 23, 2009 Journal Entry, the parties are required by court order to engage in settlement negotiations through private mediation. If the mediation is not successful, the parties will complete discovery which will include discovery on damages and expert witnesses in anticipation of filing additional summary judgment motions and conducting a jury trial.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the second quarter of fiscal 2010:

Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
Period	Purchased(1)	Paid per Share	Programs	Programs

September 1, 2009 through September 31, 2009	—	—	—	—
October 1, 2009 through October 31, 2009	100,281	$17.98	—	—
November 1, 2009 through November 30, 2009	—	—	—	—

Total-Second Quarter	100,281	$17.98	—	—

(1)	All of the shares of common stock reported as purchased in October 2009 are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock, which was granted to our Directors and key employees under the RPM International Inc. 2003 Restricted Stock Plan for Directors and 2004 Omnibus Equity Plan.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company previously disclosed the results of the matters voted upon at its Annual Meeting of Stockholders held on October 8, 2009 (the “Annual Meeting”) in a Current Report on Form 8-K filed on October 9, 2009. For the results of the voting at the Annual Meeting, please see the Company’s October 9, 2009 Form 8-K.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

4.1	Officer’s Certificate and Authentication Order dated October 9, 2009 for the 6.125% Notes due 2019 (which includes the form of Note) issued pursuant to the Indenture dated as of February 14, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A., which is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 9, 2009 (File No. 00-14187)
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)
32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)
32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ P. Kelly Tompkins
P. Kelly Tompkins
Executive Vice President and
Chief Financial Officer

Dated: January 6, 2010