Form 10-Q
period 2010-02-28
RPM INTERNATIONAL INC/DE/
filed 2010-04-08
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010,
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

As of April 1, 2010
129,637,774 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2010	May 31, 2009
	(Unaudited)
	(In thousands, except share and per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$256,199	$253,387
Trade accounts receivable (less allowances of $24,270 and $22,934, respectively)	502,190	638,659
Inventories	441,578	406,175
Deferred income taxes	44,215	44,540
Prepaid expenses and other current assets	222,689	210,155

Total current assets	1,466,871	1,552,916

Property, Plant and Equipment, at Cost	1,067,577	1,056,555
Allowance for depreciation and amortization	(622,618)	(586,452)

Property, plant and equipment, net	444,959	470,103

Other Assets
Goodwill	882,739	856,166
Other intangible assets, net of amortization	366,127	358,097
Deferred income taxes, non-current	62,474	92,500
Other	114,195	80,139

Total other assets	1,425,535	1,386,902

Total Assets	$3,337,365	$3,409,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$230,361	$294,814
Current portion of long-term debt	5,534	168,547
Accrued compensation and benefits	121,856	124,138
Accrued loss reserves	74,562	77,393
Asbestos-related liabilities	75,000	65,000
Other accrued liabilities	132,271	119,270

Total current liabilities	639,584	849,162

Long-Term Liabilities
Long-term debt, less current maturities	902,563	762,295
Asbestos-related liabilities	357,891	425,328
Other long-term liabilities	200,924	204,021
Deferred income taxes	28,389	23,815

Total long-term liabilities	1,489,767	1,415,459

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01 authorized 300,000 shares; issued 131,781 and outstanding 129,601 as of February 2010; issued 131,230 and outstanding 128,501 as of May 2009	1,296	1,285
Paid-in capital	798,721	796,441
Treasury stock, at cost	(40,237)	(50,453)
Accumulated other comprehensive (loss)	(20,441)	(29,928)
Retained earnings	468,675	427,955

Total stockholders’ equity	1,208,014	1,145,300

Total Liabilities and Stockholders’ Equity	$3,337,365	$3,409,921

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except share and per share amounts)

Net Sales	$666,594	$635,396	$2,441,205	$2,510,826
Cost of Sales	406,762	400,738	1,424,332	1,515,853

Gross Profit	259,832	234,658	1,016,873	994,973
Selling, General and Administrative Expenses	257,212	265,618	800,763	837,290
Interest Expense	15,802	12,350	43,271	42,309
Investment Expense (Income), Net	(1,833)	1,170	(4,984)	(809)

Income (Loss) Before Income Taxes	(11,349)	(44,480)	177,823	116,183
Provision (Benefit) for Income Taxes	(1,949)	(13,547)	58,305	35,873

Net Income (Loss)	$(9,400)	$(30,933)	$119,518	$80,310

Average Number of Shares of Common Stock Outstanding:
Basic	127,500	126,575	126,940	126,295

Diluted	127,500	126,575	127,539	128,015

Basic Earnings (Loss) per Share of Common Stock	$(0.07)	$(0.24)	$0.93	$0.63

Diluted Earnings (Loss) per Share of Common Stock	$(0.07)	$(0.24)	$0.93	$0.62

Cash Dividends Declared per Share of Common Stock	$0.205	$0.200	$0.610	$0.590

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	February 28,
	2010	2009
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities:
Net income	$119,518	$80,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,622	47,433
Amortization	16,600	16,709
Other-than-temporary impairments on marketable securities	236	7,371
Deferred income taxes	23,765	6,780
Other	6,057	5,604
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	154,567	317,443
(Increase) decrease in inventory	(27,732)	17,398
(Increase) decrease in prepaid expenses and other current and long-term assets	(16,906)	23,641
(Decrease) in accounts payable	(72,592)	(188,436)
(Decrease) in accrued compensation and benefits	(10,246)	(52,486)
(Decrease) increase in accrued loss reserves	(2,830)	5,279
Increase (decrease) in other accrued liabilities	4,887	(73,175)
Payments made for asbestos-related claims	(57,437)	(52,196)
Other	4,364	(27,088)

Cash From Operating Activities	188,873	134,587

Cash Flows From Investing Activities:
Capital expenditures	(14,069)	(37,024)
Acquisition of businesses, net of cash acquired	(63,669)	(6,649)
Purchase of marketable securities	(76,166)	(71,583)
Proceeds from sales of marketable securities	66,375	65,452
Other	(186)	777

Cash (Used For) Investing Activities	(87,715)	(49,027)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	304,106	108,146
Reductions of long-term and short-term debt	(327,472)	(51,563)
Cash dividends	(78,798)	(76,152)
Repurchase of stock	(1,832)	(45,188)
Exercise of stock options	6,919	1,980

Cash (Used For) Financing Activities	(97,077)	(62,777)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,269)	(48,797)

Net Change in Cash and Cash Equivalents	2,812	(26,014)
Cash and Cash Equivalents at Beginning of Period	253,387	231,251

Cash and Cash Equivalents at End of Period	$256,199	$205,237

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles in the U.S. (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and nine month periods ended February 28, 2010 and 2009. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2009.

Our business is dependent on external weather factors. Historically, we have experienced strong sales and net income in our first, second and fourth fiscal quarters comprising the three month periods ending August 31, November 30 and May 31, respectively, with weaker performance in our third fiscal quarter (December through February).

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Please refer to Note 10, “Segment Information,” for information pertaining to a change in the composition of our reportable segments during the current fiscal year.

NOTE 2 —	NEW ACCOUNTING PRONOUNCEMENTS

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

Subsequent Events — In February 2010, the FASB issued guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Under the new guidance, entities that are SEC filers are required to evaluate subsequent events through the date the financial statements are issued. The guidance was effective upon issuance of the new provisions. Our adoption of the provisions of this new guidance had no impact on our financial position, results of operations or cash flows. Refer to Note 13, “Subsequent Events.”

Financial Instruments — In April 2009, the FASB issued new guidance regarding disclosures of the fair values of financial instruments for interim and annual reporting periods. The guidance is effective for interim reporting periods ending after June 15, 2009. We adopted the new guidance as of June 1, 2009. Refer to Note 5, “Fair Value Measurements,” for additional discussion.

Business Combinations — In December 2007, the FASB issued guidance regarding the accounting for business combinations. Under the updated guidance, transaction costs are no longer considered part of the fair value of an acquisition, but are required to be expensed as incurred. Additionally under the updated guidance, upon initially obtaining control of another entity or business, an acquirer must recognize 100% of the fair values of assets acquired, including goodwill and liabilities assumed, with limited exceptions, even if the acquirer has not acquired 100% of the target. We adopted the provisions of this guidance as of June 1, 2009. The impact of our adoption will depend upon the nature and significance of any acquisitions subject to this statement.

Consolidation of Noncontrolling Interests — In December 2007, the FASB issued guidance surrounding the accounting and reporting of noncontrolling interests, which requires entities to report noncontrolling (minority)

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interests in subsidiaries as equity in the Consolidated Financial Statements. Our June 1, 2009 adoption of this new guidance did not have a material impact on our financial statements.

Convertible Debt — In May 2008, the FASB issued guidance which requires the issuer of certain convertible debt instruments that may be settled in cash upon conversion to separately account for liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Although we called for redemption all of our outstanding Senior Convertible Notes due May 13, 2033 during the first fiscal quarter of 2009, the FASB’s guidance requires retrospective application to all years presented. We adopted this new guidance effective June 1, 2009, and as a result, recorded additional interest expense of $5.0 million during our fiscal year ended May 31, 2008, which resulted in an after-tax decrease to reported net income of $3.3 million and a reduction of reported basic and diluted earnings per share of $0.03 per share of common stock. The cumulative effect of our adoption of this guidance as of June 1, 2008 was a reduction of retained earnings of approximately $15.5 million. Additionally, our fiscal 2008 financial statements will be restated in our fiscal 2010 Annual Report on Form 10-K. The following table illustrates the retrospective changes made to our comparative financial statements for fiscal 2009:

	May 31, 2009
	As Reported	Adjustment	Restated
	(In thousands)

Paid-in Capital	$780,967	$15,474	$796,441
Retained Earnings	$443,429	$(15,474)	$427,955

NOTE 3 —	INVENTORIES

Inventories were composed of the following major classes:

	February 28, 2010	May 31, 2009
	(In thousands)

Raw material and supplies	$143,624	$133,708
Finished goods	297,954	272,467

Total Inventory	$441,578	$406,175

NOTE 4 —	MARKETABLE SECURITIES

The following tables summarize marketable securities held at February 28, 2010 and May 31, 2009 by asset type:

	Available-For-Sale Securities
				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
February 28, 2010	Cost	Gains	Losses	Amount)
	(In thousands)

Equity securities:
Stocks	$44,210	$6,703	$(413)	$50,500
Mutual funds	21,275	3,660	(70)	24,865

Total equity securities	65,485	10,363	(483)	75,365
Fixed maturity:
U.S. treasury and other government	21,403	347	(47)	21,703
Corporate	8,483	739	(25)	9,197

Total fixed maturity securities	29,886	1,086	(72)	30,900

Total	$95,371	$11,449	$(555)	$106,265

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

Marketable securities, included in other current and long-term assets, are composed of available-for-sale securities and are reported at fair value. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Changes in the fair values of securities that are considered temporary are recorded as unrealized gains and losses, net of applicable taxes, in accumulated other comprehensive income (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in income before income taxes in the period in which the unrealized losses are deemed other-than-temporary. In order to determine whether an other-than-temporary decline in market value has occurred, the duration of the decline in value and our ability to hold the investment are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value.

Gross gains and losses realized on sales of investments were $0.9 million and $0.5 million, respectively, for the quarter ended February 28, 2010. Gross gains and losses realized on sales of investments were $0.7 million and $0.1 million, respectively, for the quarter ended February 28, 2009. During the third quarter of fiscal 2010 and 2009, we recognized losses of $0.1 million and $4.0 million, respectively, for securities deemed to have other-than-temporary impairments.

Gross gains and losses realized on sales of investments were $2.3 million and $1.0 million, respectively, for the nine months ended February 28, 2010. Gross gains and losses realized on sales of investments were $4.4 million and $2.5 million, respectively, for the nine months ended February 28, 2009. During the first nine months of fiscal 2010 and fiscal 2009, we recognized losses of $0.2 million and $7.4 million, respectively, for securities deemed to have other-than-temporary impairments. These amounts are included in investment income, net in the Consolidated Statements of Income.

Summarized below are the securities we held at February 28, 2010 and May 31, 2009 that were in an unrealized loss position included in accumulated other comprehensive income, aggregated by the length of time the investments had been in that position:

	February 28, 2010		May 31, 2009
		Gross		Gross
	Fair	Unrealized		Unrealized
	Value	Losses	Fair Value	Losses
	(In thousands)

Total investments with unrealized losses	$20,422	$(555)	$43,624	$(3,773)
Unrealized losses with a loss position for less than 12 months	19,020	(521)	43,013	(3,721)
Unrealized losses with a loss position for more than 12 months	1,402	(34)	611	(52)

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the figures above is our investment in Kemrock Industries, which has a fair value of $16.0 million and an unrealized gain of $1.3 million at February 28, 2010. At May 31, 2009, our investment in Kemrock Industries had a fair value of $9.2 million, and an unrealized loss of $2.0 million. We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. Unrealized losses at February 28, 2010 were generally related to the volatility in valuations over the last several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at February 28, 2010 were less than 15% below their original cost or have been in a loss position for less than six consecutive months. Although we have begun to see recovery in general economic conditions, if we were to experience continuing or significant unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at February 28, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due:
Less than one year	$5,554	$5,550
One year through five years	11,583	11,953
Six years through ten years	6,635	6,868
After ten years	6,114	6,529

	$29,886	$30,900

NOTE 5 —	FAIR VALUE MEASUREMENTS

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

The carrying amount of our debt instruments approximates fair value based on quoted market prices, variable interest rates or borrowing rates for similar types of debt arrangements, with the exception of our contingently-convertible notes due 2033. We called these notes for redemption during fiscal 2009. Please refer to Note 11, “Debt,” for further information.

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

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	February 28, 2010
	(In thousands)

Marketable equity securities	$75,365	$	$	$75,365
Marketable debt securities		30,900		30,900
Cross-currency swap		(17,227)		(17,227)

Total	$75,365	$13,673	$—	$89,038

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable, and short-term debt, approximates fair value because of the short-term maturity of these financial instruments. At February 28, 2010, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of February 28, 2010 are as follows:

	Carrying Value	Fair Value
	(In thousands)

Cash and cash equivalents	$256,199	$256,199
Marketable equity securities	75,365	75,365
Marketable debt securities	30,900	30,900
Long-term debt, including current portion	908,097	974,337

NOTE 6 —	CONTINGENCIES AND OTHER ACCRUED LOSSES

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

As of February 28, 2010, our subsidiaries had a total of 10,329 active asbestos cases, compared to a total of 10,281 cases as of February 28, 2009. For the quarter ended February 28, 2010, our subsidiaries secured dismissals and/or settlements of 644 cases, compared to a total of 228 cases dismissed and/or settled for the quarter ended February 28, 2009. For the nine months ended February 28, 2010, our subsidiaries secured dismissals and/or settlements of 1,301 cases, compared to a total of 2,253 cases dismissed and/or settled for the nine months ended February 28, 2009.

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

For the quarter ended February 28, 2010, our subsidiaries made total cash payments of $19.9 million relating to asbestos cases, which included defense-related payments paid during the quarter of $7.0 million, compared to total cash payments of $19.8 million relating to asbestos cases during the quarter ended February 28, 2009, which included defense-related payments paid during the quarter of $6.9 million. For the nine months ended February 28, 2010, our subsidiaries made total cash payments of $57.4 million relating to asbestos cases, which included defense-related payments of $22.1 million, compared to total cash payments of $52.2 million relating to asbestos cases during the nine months ended February 28, 2009, which included defense-related payments of $19.7 million.

During the third quarter of fiscal 2009, one payment totaling $3.6 million was made to satisfy an adverse judgment in a previous trial that occurred in calendar 2006 in California. This payment, which included a significant amount of accrued pre-judgment interest as required by California law, was made on December 8, 2008, approximately two and a half years after the adverse verdict and after all post-trial and appellate remedies had been exhausted. Such satisfaction of judgment amounts are not included in incurred costs until available appeals are exhausted and the final payment amount is determined. As a result, the timing and amount of any such payments could have a significant impact on quarterly settlement costs.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Excluding defense-related payments, the average payment made to settle or dismiss a case approximated $20,000 and $56,600 for each of the quarters ended February 28, 2010 and 2009, respectively, and approximated $27,100 and $14,400 for each of the nine month periods ended February 28, 2010 and 2009, respectively. The amount and timing of dismissals and settlements can fluctuate significantly from period to period, resulting in volatility in the average cost to resolve a case in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal payments on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis. For example, the average amount paid to settle or dismiss a case can vary widely depending on a variety of factors, including the mix of malignancy and non-malignancy claimants and the amount of defense expenditures incurred during the period.

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

In fiscal 2006, we retained Crawford & Winiarski (“C&W”), an independent, third-party consulting firm with expertise in the area of asbestos valuation work, to assist us in calculating an estimate of our liability for unasserted-potential-future-asbestos-related claims. The methodology used by C&W to project our liability for unasserted-potential-future-asbestos-related claims included C&W doing an analysis of: (a) widely accepted forecast of the population likely to have been exposed to asbestos; (b) epidemiological studies estimating the number of people likely to develop asbestos-related diseases; (c) historical rate at which mesothelioma incidences resulted in the payment of claims by us; (d) historical settlement averages to value the projected number of future compensable mesothelioma claims; (e) historical ratio of mesothelioma-related indemnity payments to non-mesothelioma indemnity payments; and (f) historical defense costs and their relationship with total indemnity payments.

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

During the fiscal year ended May 31, 2008, we reviewed and evaluated our ten-year asbestos liability established as of May 31, 2006. As part of that review and evaluation process, the credibility of epidemiological studies of our mesothelioma claims, first introduced to management by C&W some two-and-one-half years earlier, was validated. At the core of our evaluation process, and the basis of C&W’s actuarial work on behalf of Bondex, is the Nicholson Study. The Nicholson Study is the most widely recognized reference in bankruptcy trust valuations, global settlement negotiations and the Congressional Budget Office’s work done on the proposed FAIR Act in 2006. Based on our ongoing comparison of the Nicholson Study projections and Bondex’s specific actual experience,

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which at that time continued to bear an extremely close correlation to the study’s projections, we decided to extend our asbestos liability projection out to the year 2028. C&W assisted us in calculating an estimate of our liability for unasserted-potential-future-asbestos-related claims out to that twenty-year period.

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

In 2007, plaintiffs had filed motions for partial summary judgment against the defendants and defendants had filed motions for summary judgment against plaintiffs. In addition, plaintiffs had filed a motion to dismiss the counterclaim filed by one of the defendants. On December 1, 2008, the court decided the pending motions for summary judgment and dismissal. The court denied the plaintiffs’ motions for partial summary judgment and granted the defendants’ motions for summary judgment against plaintiffs on a narrow ground. The court also granted the plaintiffs’ motion to dismiss one defendant’s amended counterclaim. In light of its summary judgment rulings, the court entered judgment as a matter of law on all remaining claims and counterclaims, including the counterclaim filed by another defendant, and dismissed the action. The court also dismissed certain remaining motions as moot. Plaintiffs have filed a notice of appeal to the United States Sixth Circuit Court of Appeals and will continue to aggressively pursue their claims on appeal. Certain defendants have filed cross-appeals. On December 17, 2009, the Sixth Circuit Court of Appeals issued a briefing schedule. Plaintiffs’ first brief on appeal was filed on January 26, 2010. On February 2, 2010, the Ohio Manufacturers’ Association filed an amicus brief in support of plaintiffs. Defendants moved for an extension of time to file their briefs, which was granted by the Sixth Circuit Court of Appeals. As a result, defendants’ briefs were filed on March 31, 2010, and final briefs are due on April 28, 2010.

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

The following table illustrates the movement of current and long-term asbestos-related liabilities through February 28, 2010:

Asbestos Liability Movement
(Current and Long-Term)

	Balance at	Additions to		Balance at
	Beginning of	Asbestos		End of
	Period	Charge	Deductions*	Period
	(In thousands)

Nine Months Ended February 28, 2010	$490,328		$57,437	$432,891
Year Ended May 31, 2009	559,745		69,417	490,328
Year Ended May 31, 2008	354,268	$288,100	82,623	559,745

*	Deductions include payments for defense-related costs and amounts paid to settle claims.

EIFS Litigation

As of February 28, 2010, Dryvit, one of our wholly owned subsidiaries, was a defendant or co-defendant in various single family residential exterior insulating finishing systems (“EIFS”) cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

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

The trial court’s November 23, 2009 Journal Entry is not a final appealable order, and the court denied the broker Defendant’s motion seeking a certification of the ruling for an interlocutory appeal. The parties may appeal from the trial court’s ruling after other claims and defenses in the litigation are decided by motion or at trial.

The parties are required by court order to engage in settlement negotiations through private mediation. If the mediation is not successful, the parties will complete discovery, which will include discovery on damages and expert witnesses in anticipation of filing additional summary judgment motions and conducting a jury trial.

Other Contingencies

We provide, through our wholly-owned insurance subsidiaries, certain insurance coverage, primarily product liability, to our other subsidiaries. Excess coverage is provided by third-party insurers. Our reserves provide for these potential losses as well as other uninsured claims.

We also offer warranty programs at several of our industrial businesses and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received, but that have not been fully investigated, and claims not yet received, which are not currently estimable due to the significant number of variables contributing to the extent of any necessary remediation. While our warranty liability represents our best estimate at February 28, 2010, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense.

The following table includes the changes in our accrued warranty balances:

	Quarter Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
	(In thousands)

Beginning Balance	$15,097	$7,146	$18,993	$8,055
Deductions(1)	(3,741)	(3,166)	(18,200)	(10,823)
Provision charged to SG&A expense	3,263	4,931	13,826	11,679

Ending Balance	$14,619	$8,911	$14,619	$8,911

(1)	Primarily claims paid during the year.

In addition, like other companies participating in similar lines of business, some of our subsidiaries are involved in several proceedings relating to environmental matters. It is our policy to accrue remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. These liabilities are undiscounted.

NOTE 7 —	INCOME TAXES

The effective income tax benefit rate was 17.2% for the three months ended February 28, 2010 compared to an effective income tax benefit rate of 30.5% for the three months ended February 28, 2009. The effective income tax rate was 32.8% for the nine months ended February 28, 2010 compared to an effective income tax rate of 30.9% for the same period a year ago.

For the three and nine months ended February 28, 2010 and February 28, 2009, respectively, the effective tax rate differed from the federal statutory rate principally due to the impact of certain foreign operations on our U.S. taxes and the effect of lower tax rates in certain of our foreign jurisdictions. These decreases in taxes were partially offset by an increase in state taxes, non-deductible business operating expenses and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. As of February 28, 2010, the fiscal years 2007 through 2009 are subject to U.S. federal income tax examination. With limited exceptions we are also subject to various state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2003 through 2009. Currently, the Internal Revenue Service is examining the fiscal 2007 and 2008 tax years. Also, the Canada Revenue Authority is examining certain 2006 and 2007 Canadian returns. While it is reasonably possible that these matters could be resolved during the next 12 months, the timing and ultimate outcomes are uncertain.

As of February 28, 2010, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at February 28, 2010 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions. A reversal of the valuation allowance that was recorded in purchase accounting will impact earnings.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	PENSION AND POSTRETIREMENT HEALTH CARE BENEFITS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and nine month periods ended February 28, 2010 and 2009:

	U.S. Plans		Non-U.S. Plans
	Quarter Ended		Quarter Ended
	February 28,		February 28,
Pension Benefits	2010	2009	2010	2009
	(In thousands)

Service cost	$3,505	$3,680	$486	$760
Interest cost	3,375	2,976	1,823	1,915
Expected return on plan assets	(2,448)	(3,224)	(1,502)	(1,847)
Amortization of:
Prior service cost	87	85	3	1
Net actuarial losses recognized	1,638	663	235	310

Net Periodic Benefit Cost	$6,157	$4,180	$1,045	$1,139

	U.S. Plans		Non-U.S. Plans
	Quarter Ended		Quarter Ended
	February 28,		February 28,
Postretirement Benefits	2010	2009	2010	2009
	(In thousands)

Service cost	$—	$—	$814	$99
Interest cost	143	108	160	189
Prior service cost	(7)	(7)
Net actuarial (gains) losses recognized	(34)	(24)	(33)	—

Net Periodic Benefit Cost	$102	$77	$941	$288

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,		February 28,
Pension Benefits	2010	2009	2009	2008
	(In thousands)

Service cost	$10,515	$11,040	$1,459	$2,279
Interest cost	10,124	8,930	5,467	5,745
Expected return on plan assets	(7,346)	(9,670)	(4,506)	(5,540)
Amortization of:
Prior service cost	263	256	7	3
Net actuarial losses recognized	4,915	1,989	706	932

Net Periodic Benefit Cost	$18,471	$12,545	$3,133	$3,419

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,		February 28,
Postretirement Benefits	2009	2008	2009	2008
	(In thousands)

Service cost	$2	$—	$244	$295
Interest cost	427	324	480	567
Prior service cost	(21)	(21)
Net actuarial (gains) losses recognized	(103)	(72)	(100)	—

Net Periodic Benefit Cost	$305	$231	$624	$862

We previously disclosed in our financial statements for the fiscal year ended May 31, 2009 that we expected to contribute approximately $10.8 million to our retirement plans in the U.S. and approximately $8.7 million to plans outside the U.S. during the current fiscal year. As of February 28, 2010, we have updated our expected contributions to the Retirement Plans in the U.S. to be $30.5 million, in an effort to improve the funded status of those plans. We do not anticipate any changes to the contribution levels outside the U.S.

The fair value of the assets held by our pension plans at May 31, 2009 declined from their prior year values due primarily to the significant declines that have taken place in the stock markets over that time. Although we have seen a recovery in the stock markets in recent months, we cannot be certain that this trend will continue. The actuarial assumptions used to calculate our net periodic benefit cost are reviewed annually, most recently as of our May 31, 2009 measurement date. Those actuarial assumptions and related market conditions are reflected in our current fiscal year net periodic benefit costs included above.

NOTE 9 —	EARNINGS PER SHARE

On June 1, 2009, we implemented the provisions of recent guidance issued by the FASB regarding the computation of earnings per share. The FASB’s updated guidance clarifies that unvested share-based payment awards that contain rights to receive non-forfeitable dividends are participating securities. Our unvested restricted shares are considered participating securities. The FASB also updated their guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method. We have retroactively applied the provisions of this guidance to the financial information included herein, which impacted prior year reported figures by reducing basic and diluted earnings per share for the nine months ended February 28, 2009 by $0.01 per share, from reported basic earnings per share of $0.64 to as-adjusted basic earnings per share of $0.63, and from reported diluted earnings per share of $0.63 to as-adjusted diluted earnings per share of $0.62. No other prior year figures were impacted by this change.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method, for the nine month periods ended February 28, 2010 and 2009. For the quarters ended February 28, 2010 and 2009, the treasury stock method was utilized for the purpose of computing basic and diluted earnings per share, as the result under the two-class method would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Numerator for earnings per share:
Net income (loss)	$(9,400)	$(30,933)	$119,518	$80,310
Less: Allocation of earnings and dividends to participating securities			(1,446)	(1,130)

Net income available to common shareholders — basic	(9,400)	(30,933)	118,072	79,180
Add: Undistributed earnings reallocated to unvested shareholders			3	52
Add: Income effect of contingently issuable shares				229

Net income available to common shareholders — diluted	$(9,400)	$(30,933)	$118,075	$79,461

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,500	126,575	126,940	126,295
Average diluted options			599	596
Additional shares issuable assuming conversion of convertible securities				1,124

Total shares for diluted earnings per share	127,500	126,575	127,539	128,015

Earnings Per Share:
Basic earnings per share of common stock	$(0.07)	$(0.24)	$0.93	$0.63

Diluted earnings per share of common stock	$(0.07)	$(0.24)	$0.93	$0.62

NOTE 10 —	SEGMENT INFORMATION

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives. We manage our portfolio by organizing our businesses and product lines into two reportable segments: the industrial reportable segment and the consumer reportable segment. Within each reportable segment, we aggregate several operating segments that consist of individual groups of companies and product lines, which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our five operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief executive officer in determining how to allocate the assets of the Company and evaluate performance. These five operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. Over the past several years, a number of product lines included within our RPM II/Consumer Group were either sold to third-parties or reassigned to other operating segments within our consumer reportable segment to better align with how management views our business. After a comprehensive review and analysis of the remaining product lines in the RPM II/Consumer Group and the current customer base and markets served, it was determined that these remaining businesses are more appropriately accounted for in our RPM II/

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Industrial Group. Total net sales for these businesses approximated 3.0% of consolidated net sales for the quarter and nine month periods ended February 28, 2009. The financial statements and notes contained herein reflect the reclassification of these product lines to the RPM II/Industrial Group for all periods presented.

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. This reportable segment comprises three separate operating segments — our Building Solutions Group, Performance Coatings Group, and RPM II Group. Products and services within this reportable segment include construction chemicals; roofing systems; weatherproofing and other sealants; polymer flooring; wood stains; edible coatings and specialty glazes for pharmaceutical, cosmetic and food industries; and other specialty chemicals.

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

In addition to our two reportable segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either reportable segment. Assets related to the corporate/other category consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other assets and expenses reconcile reportable segment data to total consolidated income before income taxes and identifiable assets. Our comparative three and nine month results for the periods ended February 28, 2010 and 2009, and identifiable assets as of February 28, 2010 and May 31, 2009 are presented in segment detail in the following table.

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
	(In thousands)

Net Sales
Industrial Segment	$457,683	$429,126	$1,695,206	$1,806,936
Consumer Segment	208,911	206,270	745,999	703,890

Consolidated	$666,594	$635,396	$2,441,205	$2,510,826

Gross Profit
Industrial Segment	$184,174	$166,985	$727,125	$747,317
Consumer Segment	75,658	67,673	289,748	247,656

Consolidated	$259,832	$234,658	$1,016,873	$994,973

Income (Loss) Before Income Taxes
Industrial Segment	$1,207	$(20,446)	$159,954	$144,627
Consumer Segment	12,285	1,663	94,735	46,596
Corporate/Other	(24,841)	(25,697)	(76,866)	(75,040)

Consolidated	$(11,349)	$(44,480)	$177,823	$116,183

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable Assets	February 28, 2010	May 31, 2009
	(In thousands)

Industrial Segment	$1,890,390	$1,878,378
Consumer Segment	1,089,635	1,127,285
Corporate/Other	357,340	404,258

Consolidated	$3,337,365	$3,409,921

NOTE 11 —	DEBT

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

NOTE 12 —	COMPREHENSIVE INCOME

The following table illustrates the components of total comprehensive income:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
		(In thousands)

Net income (loss)	$(9,400)	$(30,933)	$119,518	$80,310
Other Comprehensive Income:
Foreign currency translation adjustments	(41,556)	(20,759)	(1,093)	(194,482)
Pension and other postretirement benefit liability adjustments, net of tax	1,323	1,314	3,539	6,302
Unrealized gain (loss) on securities, net of tax	811	(1,320)	8,428	(29,124)
Derivatives income, net of tax	(2,087)	(5,683)	(1,386)	(4,437)

Total Comprehensive Income (Loss)	$(50,909)	$(57,381)	$129,006	$(141,431)

NOTE 13 —	SUBSEQUENT EVENTS

We have evaluated events subsequent to February 28, 2010, through the date the financial statements were issued, and have determined no events have occurred that require adjustment of or disclosure in the consolidated financial statements.

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

Contingencies

We are party to claims and lawsuits arising in the normal course of business, including the various asbestos-related suits discussed in Note 6 to our financial statements. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and reasonably estimable. Our provisions are based on historical experience and legal advice, reviewed quarterly and adjusted according to developments. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments about potential actions by third parties, such as regulators, courts, and state and federal legislatures. Changes in the amounts of our loss provisions, which can be material, affect our Consolidated Statements of Income. Due to the inherent uncertainties in the process undertaken to estimate potential losses, we are unable to estimate an additional range of loss in excess of our accruals. While it is reasonably possible that such excess liabilities, if they were to occur, could be material to operating results in any given quarter or year of their recognition, we do not believe that it is reasonably possible that such excess liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

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

Marketable Securities

Marketable securities, included in other current and long-term assets, are composed of available-for-sale securities and are reported at fair value. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Changes in fair values of securities that are considered temporary are recorded as unrealized gains and losses, net of applicable taxes, in accumulated other comprehensive income (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in operating income in the period in which the unrealized losses are deemed other than temporary. In order to determine whether an other-than-temporary decline in market value has occurred, the duration of the decline in value and our ability to hold the investment to recovery are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value.

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

REPORTABLE SEGMENT INFORMATION

Our business is divided into two reportable segments: the industrial reportable segment and the consumer reportable segment. Within each reportable segment, we aggregate several operating segments that consist of individual groups of companies and product lines, which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our five operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief executive officer in determining how to allocate the assets of the Company and evaluate performance. These five operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on gross profit, and, to a lesser extent, income (loss) before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”) as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. Over the past several years, a number of product lines included within our RPM II/Consumer Group were either sold to third-parties or reassigned to other operating segments within our consumer reportable segment to better align with how management views our business. After a comprehensive review and analysis of the remaining product lines in the RPM II/Consumer Group and the current customer base and markets served, it was determined that these remaining businesses are more appropriately accounted for in our RPM II/Industrial Group. Total net sales for these businesses approximated 3.0% of consolidated net sales for the three and nine month periods ended February 28, 2009. The financial statements and notes contained herein reflect the reclassification of these product lines to the RPM II/Industrial Group for all periods presented.

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. This reportable segment comprises three separate operating segments — our Building Solutions Group, Performance Coatings Group, and RPM II Group. Products and services within this reportable segment include construction chemicals; roofing systems; weatherproofing and other sealants; polymer flooring; wood stains; edible coatings and specialty glazes for pharmaceutical, cosmetic and food industries; and other specialty chemicals.

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

	Quarter Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
		(In thousands)

Net Sales
Industrial Segment	$457,683	$429,126	$1,695,206	$1,806,936
Consumer Segment	208,911	206,270	745,999	703,890

Consolidated	$666,594	$635,396	$2,441,205	$2,510,826

Gross Profit
Industrial Segment	$184,174	$166,985	$727,125	$747,317
Consumer Segment	75,658	67,673	289,748	247,656

Consolidated	$259,832	$234,658	$1,016,873	$994,973

Income (Loss) Before Income Taxes(a)
Industrial Segment
Income Before Income Taxes(a)	$1,207	$(20,446)	$159,954	$144,627
Interest (Expense), Net	(16)	(114)	(384)	(150)

EBIT(b)	$1,223	$(20,332)	$160,338	$144,777

Consumer Segment
Income Before Income Taxes(a)	$12,285	$1,663	$94,735	$46,596
Interest (Expense), Net	2	(1,052)	(7)	(3,529)

EBIT(b)	$12,283	$2,715	$94,742	$50,125

Corporate/Other
(Expense) Before Income Taxes(a)	$(24,841)	$(25,697)	$(76,866)	$(75,040)
Interest (Expense), Net	(13,955)	(12,354)	(37,896)	(37,821)

EBIT(b)	$(10,886)	$(13,343)	$(38,970)	$(37,219)

Consolidated
Income (Loss) Before Income Taxes(a)	$(11,349)	$(44,480)	$177,823	$116,183
Interest (Expense), Net	(13,969)	(13,520)	(38,287)	(41,500)

EBIT(b)	$2,620	$(30,960)	$216,110	$157,683

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles (“GAAP”) in the U.S., to EBIT.

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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2010

Net Sales

On a consolidated basis, net sales of $666.6 million for the third quarter ended February 28, 2010 increased 4.9%, or $31.2 million, over net sales of $635.4 million during the same period last year. The organic growth in sales amounted to 3.0%, or $18.8 million, of the growth in net sales over the prior year’s third quarter result, which includes the impact of net favorable foreign exchange rates year-over-year, which amounted to 5.1%, or $32.1 million, partially offset by the combination of volume-related declines approximating 1.1% or $6.6 million and pricing reductions representing 1.0% of the prior period sales, or $6.7 million. Foreign exchange gains resulted from the weak dollar against nearly all major foreign currencies, with the majority of the gains resulting from the stronger euro and Canadian dollar. Seven small acquisitions over the past year provided 1.9% of sales growth over last year’s third quarter, or $12.4 million.

Industrial segment net sales, which comprised 68.7% of the current quarter’s consolidated net sales, totaled $457.7 million, an improvement of 6.7% from $429.1 million during last year’s third quarter. This segment’s net sales growth resulted primarily from an overall improvement in organic sales, which accounted for 3.9% of the sales growth over prior year third quarter sales. That 3.9% growth included a gain of 6.1% from net favorable foreign exchange differences, partially offset by volume declines approximating 0.6% and by pricing reductions of approximately 1.6%. Six small acquisitions provided 2.8% of the growth over the prior year third quarter. The pure unit organic sales decline in the industrial segment resulted primarily from declines in our industrial product lines, especially those exposed to the domestic commercial construction market, which remains weak. A few of our industrial segment product lines, including roofing, fluorescent pigments and polymer flooring products, continued to grow organic sales during the quarter. Despite the impact of the continuing weak economic environment on certain sectors of our domestic commercial construction markets, which we expect will continue for the remainder of fiscal 2010, we have begun to see more favorable comparisons in this segment in this year’s third fiscal quarter versus the same period last year. We continue to secure new business through the strength of our brands, new product innovations and global expansion.

Consumer segment net sales, which comprised 31.3% of the current quarter’s consolidated net sales, increased by 1.3% to $208.9 million from $206.3 million during last year’s third quarter. The improvement in this segment was almost entirely organic, including the impact of prior period price increases, which provided 0.2%, and the impact of net favorable foreign exchange rates for approximately 2.9%, offset by volume declines approximating 2.0%. The organic sales volume decline during the current quarter was the result of timing in relation to certain large orders, which occurred during last year’s third quarter, and which did not recur during the current quarter. However, this segment benefited from several new product introductions and a more stable market demand for consumer repair and maintenance products. Our consumer segment continues to increase market penetration at major retail accounts with various new product launches and broader channel penetration, while also maintaining a focus on our existing repair and maintenance oriented products.

Gross Profit Margin

Our consolidated gross profit improved to 39.0% of net sales this quarter from 36.9% of net sales for the same period a year ago, despite our overall lower overhead absorption resulting from a 1.1% decline in organic sales volume. Tighter cost controls benefited the current quarter gross profit margin by approximately 80 basis points (“bps”), while the year-over-year impact of lower raw material costs provided a benefit of approximately 230 bps to the current quarter’s gross profit margin, reflecting year-over-year declines in energy costs and demand for raw materials. However, while these costs were lower versus the prior year third quarter, we experienced upward price pressure in several of our raw materials in comparison to the first part of the current fiscal year. We have faced historically higher petroleum based input costs since 2005, which has in turn put sustained pressure on our gross margins. Historically higher material costs were driven by certain key factors, including greater divergence of natural gas versus oil prices that drove more refining of the comparatively lower cost natural gas, which in turn reduced the availability of certain oil-derived residual byproducts such as propylene monomer. In addition, the increased refinery use of cokers resulted in reduced availability of residual byproducts such as asphalt and some suppliers have idled capacity to offset reduced demand. Other factors impacting our current quarter gross profit margin were pricing, which unfavorably impacted our gross profit margin by approximately 60 bps; an unfavorable mix of product sold versus the same period last year, which had an impact of approximately 20 bps; and unfavorable overhead absorption approximating 20 bps.

Our industrial segment gross profit for the third quarter of fiscal 2010 improved by 130 bps to 40.2% of net sales from last year’s third quarter result of 38.9% of net sales. Contributing to this improvement was the decline in certain raw material costs, which had a favorable impact of approximately 210 bps. Additionally, the combination of relatively lower labor costs related to the reduction in force that was initiated during the prior fiscal year and generally tighter cost controls during this year’s third quarter versus the same period last year impacted the current quarter’s gross profit margin by approximately 100 bps. Reducing those gains by approximately 90 bps was the impact of unfavorable pricing during this year’s third quarter versus the same period a year ago, along with a combined unfavorable overhead and mix of sales during the current quarter versus the same period last year were unfavorable by approximately 90 bps versus last year’s third quarter.

Our consumer segment gross profit for the quarter improved by approximately 340 bps to 36.2% of net sales from 32.8% of net sales for the same period last year, mainly as a result of the 290 bps impact of lower raw material costs during the current fiscal quarter versus the same period a year ago, combined with prior period price increases which contributed approximately 10 bps, and improved operating leverage at many of our plants attributable to our prior year cost reduction initiatives, which provided approximately 20 bps. Although the price increases were favorable during the current quarter versus the same period last year, our pricing still has not recaptured the significant raw material cost increases we have incurred since 2005. Additionally, while raw material costs were lower versus the prior year third quarter, we have experienced upward price pressure in several of our raw materials in comparison to the first part of the current fiscal year. The remaining 20 bps improvement in the consumer segment’s gross profit margin during the current quarter is a result of this segment’s favorable mix of sales during the current quarter versus the same period a year ago.

Selling, General and Administrative Expenses (“SG&A”)

Our consolidated SG&A improved by approximately 320 bps to 38.6% of net sales for the current quarter compared with 41.8% a year ago. A large portion of the improvement resulted from the prior year severance costs in each of our reportable segments, related to the prior year cost reduction program, which did not recur this year. The current quarter results also reflect the impact of lower bad debt, warranty and hospitalization expense. While prior year expense reduction initiatives reduced headcount-related costs for this year’s third quarter, the current year benefit from those reductions was more than offset by higher employee incentives, commissions based on the current quarter’s favorable mix of product sales and other employee compensation-related expenses incurred during this year’s third quarter versus the same period a year ago. Finally, there were certain direct costs related to acquisition activity that were required to be treated as expense under new accounting rules which took effect during the current fiscal year.

Our industrial segment SG&A improved by approximately 370 bps to 39.9% of net sales for the current quarter versus 43.6% of net sales for the same period last year. This segment’s SG&A margin improvement primarily reflects lower bad debt, distribution and warranty expense versus the same period last year. The favorable impact of the headcount reductions completed during the last half of fiscal 2009 were more than offset by higher employee compensation, commissions and benefits. This segment was also unfavorably impacted by the change in accounting for acquisition-related costs, as discussed above.

Our consumer segment SG&A as a percentage of net sales for the current quarter decreased by 120 bps to 30.3% compared with 31.5% a year ago, primarily reflecting lower distribution and bad debt expense, while lower employment related compensation expense was more than offset by higher commissions based on the current mix of sales.

SG&A expenses in our corporate/other category decreased during the current quarter to $10.9 million from $13.3 million during the corresponding period last year. This $2.4 million decrease reflects the combination of lower hospitalization, environmental and insurance-related expense. Partially offsetting these expense reductions were increases in legal, pension and compensation expenses versus last year’s third fiscal quarter.

License fee and joint venture income of approximately $0.5 million and $0.6 million for each of the quarters ended February 28, 2010 and 2009, respectively, are reflected as reductions of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit costs of $8.2 million and $5.7 million for the quarters ended February 28, 2010 and 2009, respectively. This increased pension expense of $2.5 million was primarily the result of a $1.1 million decline in the expected return on plan assets, combined with approximately $0.9 million of additional net actuarial losses incurred this quarter versus the same period a year ago. An increase in service costs combined with higher interest expense unfavorably impacted pension expense by approximately $0.5 million. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note 8, “Pension and Postretirement Health Care Benefits,” for additional information regarding these benefits.

Interest Expense

Interest expense was $15.8 million for the third quarter of fiscal 2010 versus $12.4 million for the same period a year ago. Lower average borrowings, net of additional borrowings for acquisitions, reduced interest expense this quarter by approximately $1.1 million versus last year’s third quarter, while higher average interest rates, which averaged 6.63% overall for the third quarter of fiscal 2010 compared with 4.73% for the same period of fiscal 2009, increased interest expense by approximately $4.5 million during the current quarter versus the same period a year ago.

Investment Expense (Income), Net

Net investment income of $1.8 million during the third quarter of fiscal 2010 compares to fiscal 2009 third quarter net investment expense of $1.1 million. Net realized gains on the sales of investments resulted in a net gain of $0.4 million for the quarter ended February 28, 2010 versus a net gain of $0.6 million for the same period during fiscal 2009. Additionally, impairments recognized on securities that management has determined are other-than-temporary declines in value during the current fiscal quarter totaled approximately $0.1 million, while these losses approximated $4.0 million for the third quarter of fiscal 2009. Finally, dividend and interest income totaling $1.5 million during the current quarter compares with $2.3 million of income during last year’s third quarter.

Income Before Income Taxes (“IBT”)

Our consolidated pretax loss for this year’s third quarter of $11.4 million compares with last year’s third quarter pretax loss of $44.5 million, for a negative margin on net sales of 1.7% versus 7.0% a year ago.

Our industrial segment had IBT of $1.2 million for this year’s third quarter versus last year’s third quarter loss before tax of $20.4 million, principally reflecting this segment’s tighter cost controls and the more benign raw material cost environment experienced during the current quarter versus the same period a year ago, combined with this segment’s 3.9% increase in organic sales during the quarter versus the same period last year. Our consumer segment IBT improved to $12.3 million for the quarter, from $1.7 million last year, primarily from the 1.1% organic sales improvement during the current quarter versus last year’s third quarter, combined with the benefit of relatively lower raw material costs.

Income Tax Rate

Our effective income tax benefit rate was 17.2% for the three months ended February 28, 2010 compared to an effective income tax benefit rate of 30.5% for the three months ended February 28, 2009.

For the three months ended February 28, 2010 and, to a greater extent for the three months ended February 28, 2009, our effective tax rate differed from the federal statutory rate principally due to the impact of certain foreign operations on our U.S. taxes and the effect of lower tax rates in certain of our foreign jurisdictions. These decreases in taxes were partially offset by an increase to state taxes, non-deductible business operating expenses and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards.

As of February 28, 2010, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at February 28, 2010 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions. A reversal of the valuation allowance that was recorded in purchase accounting may impact earnings.

Net Income (Loss)

Net loss of $9.4 million for the three months ended February 28, 2010 compares to a net loss of $30.9 million for the same period last year, for a negative net margin on sales of 1.4% for the current quarter compared to the prior year period’s 4.9% negative net margin on sales. The improved result for the current quarter over the prior year period reflects the benefit of higher gross margins versus the prior year third quarter, along with the prior year severance costs, which did not recur.

Diluted loss per share of common stock for this year’s third quarter of $0.07 compares with a loss of $0.24 a year ago.

Nine Months Ended February 28, 2010

Net Sales

On a consolidated basis, net sales of $2.4 billion for the nine months ended February 28, 2010 declined 2.8%, or $69.6 million, over net sales of $2.5 billion during the same period last year. The organic decline in sales amounted to 3.4%, or $85.7 million, of the shortfall in net sales versus the same period a year ago, which includes volume-related declines approximating 4.4% or $109.4 million, offset partially by the impact of net favorable foreign exchange rates year-over-year, which amounted to 0.6%, or $14.2 million, and by overall favorable pricing initiatives representing 0.4% of the prior period sales, or $9.5 million. These favorable pricing initiatives, including those across both of our reportable segments, were instituted during prior periods in order to offset the escalated costs of many of our raw materials. Foreign exchange losses resulted from the strong dollar against nearly all major foreign currencies, with the majority of the losses resulting from the weaker euro, Canadian dollar and Latin American currencies. Seven small acquisitions over the past year provided 0.6% of sales growth over last year’s first nine months, or $16.1 million.

Industrial segment net sales, which comprised 69.4% of consolidated net sales for this year’s first nine months, totaled $1.70 billion, a decline of 6.2% from $1.81 billion during last year’s first nine months. This segment’s net sales decline resulted primarily from an overall decline in organic sales, which accounted for a decline of 7.0% from last year’s first nine months sales levels, including a 0.7% increase resulting from net favorable foreign exchange differences and volume declines approximating 7.7%. Six small acquisitions provided 0.8% growth over the prior year first nine months.

Consumer segment net sales, which comprised 30.6% of consolidated net sales for this year’s first nine months, totaled $746.0 million, an increase of 6.0% from $703.9 million during last year’s first nine months. The improvement in this segment was purely organic, including unit volume growth approximating 4.3%, combined with the impact of prior period price increases, which provided 1.3%, and net favorable foreign exchange rates for approximately 0.4%.

Gross Profit Margin

Our consolidated gross profit improved to 41.7% of net sales for this year’s first nine months from 39.6% of net sales for the same period a year ago, despite our overall lower overhead absorption resulting from a 4.4% decline in organic sales volume. Raw material costs, which were lower versus the first nine months of fiscal 2009, positively impacted the current period’s gross profit margin by approximately 220 bps, reflecting the impact of year-over-year declines in energy costs and demand for raw materials, which had previously put upward cost pressure on many of our raw material, packaging and freight costs. Pricing favorably impacted our gross profit margin by approximately 20 bps. The remaining 30 bps decline in gross profit margin resulted primarily from a combination of unfavorable product mix and lower sales volume during the current period versus the same period a year ago.

Our industrial segment gross profit for the first nine months of fiscal 2010 increased by 150 bps, to 42.9% of net sales from last year’s first nine months result of 41.4% of net sales. Declines in certain raw material costs had a favorable impact of approximately 190 bps. The industrial segment’s 7.0% decline in organic sales unfavorably impacted this segment’s gross margin, along with an unfavorable mix of sales and increased overhead expense, however, these higher expenses were partially offset by a decline in labor expenses, for a net unfavorable impact on this segment’s gross margin by approximately 40 bps during the current period versus the same period a year ago.

Our consumer segment gross profit for the first nine months improved by approximately 360 bps to 38.8% of net sales from 35.2% of net sales for the same period last year, mainly as a result of the 280 bps favorable impact of lower raw material costs combined with favorable price increases and approximating 80 bps. Although the price increases were favorable on a year-over-year basis, our pricing has not recaptured the significant raw material cost increases we have incurred over the past several years.

Selling, General and Administrative Expenses (“SG&A”)

Our consolidated SG&A improved to 32.8% of net sales for this year’s first nine months compared with 33.3% a year ago. A large portion of the 50 bps improvement in SG&A as a percentage of sales resulted from the prior year severance costs, related to the prior year cost reduction program in both of our segments, which did not recur this year. The current nine month results also reflect the impact of lower distribution, advertising and hospitalization expense, along with favorable adjustments to environmental accruals and insurance reserves at our captive insurance entities. While prior year expense reduction initiatives reduced headcount-related costs for this year’s first nine months, the benefit from those expense reductions was more than offset by higher employee incentives, commissions based on the current period’s favorable mix of product sales and other employee compensation-related expenses incurred during this year’s first nine months versus the same period a year ago. Finally, there was the impact of certain direct costs related to acquisition activity that were required to be treated as expense under new accounting rules which took effect at the beginning of the current fiscal year.

Our industrial segment SG&A remained flat at 33.4% of net sales for each of the nine months ended February 28, 2010 and 2009. The favorable impact of the headcount reductions completed in conjunction with last year’s cost reduction program were more than offset by higher employee compensation, commissions and benefits during the first nine months of the current year. Increased warranty-related expense, unfavorable foreign exchange expense and additional expense relating to the change in accounting for acquisition-related costs, as discussed above, were offset by lower distribution, bad debt expense, and other lower discretionary selling and marketing expenses, including promotional expense.

Our consumer segment SG&A as a percentage of net sales for the first nine months decreased by 200 bps to 26.1% compared with 28.1% a year ago, primarily reflecting the favorable margin impact of the 4.3% sales volume improvement in this segment, in addition to lower distribution expense during the current nine months versus the same period last year, and the impact of favorable foreign exchange adjustments. These gains were partially offset by higher bad debt expense and higher compensation expense, including commissions on higher sales volumes, during the current year’s first nine months versus the same period a year ago.

SG&A expenses in our corporate/other category increased during the first nine months to $39.0 million from $37.2 million during the corresponding period last year. This $1.8 million increase essentially reflects the combination of higher legal, pension and employee compensation expenses during the current period versus last year’s first nine months. These higher costs were offset in part by favorable foreign exchange gains and lower hospitalization and worker’s compensation expense.

License fee and joint venture income of approximately $2.0 million for each of the nine month periods ended February 28, 2010 and 2009 are reflected as reductions of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit costs of $22.5 million and $17.1 million for the nine months ended February 28, 2010 and 2009, respectively. This increased pension expense of $5.4 million was primarily the result of a $3.4 million decline in the expected return on plan assets, combined with $2.5 million of additional net actuarial losses incurred during this year’s first nine months versus the same period a year ago. Lower service costs were partially offset by higher interest costs, for a net favorable impact on pension expense of approximately $0.5 million. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note 8, “Pension and Postretirement Health Care Benefits,” for additional information regarding these benefits.

Interest Expense

Interest expense was $43.3 million for the first nine months of fiscal 2010 versus $42.3 million for the same period a year ago. Lower average borrowings, net of additional borrowings for acquisitions, reduced interest expense this first nine months by approximately $4.5 million versus last year’s first nine months. Higher interest rates, which averaged 6.16% overall for the first nine months of fiscal 2010 compared with 5.41% for the same period of fiscal 2009, increased interest expense by approximately $5.5 million versus last year’s first nine months.

Investment Expense (Income), Net

Net investment income of $5.0 million during the first nine months of fiscal 2010 compares to fiscal 2009 first nine months net investment income of $0.8 million. Net realized gains on the sales of investments resulted in a net gain of $1.3 million for the first nine months ended February 28, 2010 versus a net gain of $1.9 million for the same period during fiscal 2009. Additionally, impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.2 million for the first nine months of fiscal 2010, versus $7.4 million for the same period a year ago. Dividend and interest income totaling $3.9 million during this year’s first nine months compares with $6.3 million of income during last year’s first nine months.

Income Before Income Taxes (“IBT”)

Our consolidated pretax income for this year’s first nine months of $177.8 million compares with last year’s first nine months pretax income of $116.2 million, for a profit margin on net sales of 7.3% versus 4.6% a year ago.

Our industrial segment had IBT of $160.0 million for this year’s first nine months versus last year’s first nine months IBT of $144.6 million, principally reflecting this segment’s overall lower raw material costs during this year’s first nine months versus the same period a year ago, combined with overall lower distribution, legal and bad debt expense. Our consumer segment IBT improved to $94.7 million for the period, from $46.6 million last year, primarily from the 6.0% organic sales improvement during this year’s first nine months. IBT for both segments during the current nine month period benefited from the prior year severance costs which did not recur during the current fiscal year.

Income Tax Rate

Our effective income tax rate was 32.8% for the nine months ended February 28, 2010 compared to an effective income tax rate of 30.9% for the nine months ended February 28, 2009.

For the nine months ended February 28, 2010 and, to a greater extent for the nine months ended February 28, 2009, our effective tax rate differed from the federal statutory rate principally due to the impact of certain foreign operations on our U.S. taxes and the effect of lower tax rates in certain of our foreign jurisdictions. These decreases in taxes were partially offset by an increase to state taxes, non-deductible business operating expenses and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards.

As described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended February 28, 2010, we are uncertain as to whether we will be able to recognize certain deferred tax assets. Refer to the section captioned, “Three Months Ended February 28, 2010 — Income Tax Rate,” for further information.

Net Income

Net income of $119.5 million for the nine months ended February 28, 2010 compares to $80.3 million for the same period last year, for a net margin on sales of 4.9% for this year’s first nine months compared to the prior year period’s 3.2% net margin on sales. The improvement in this net margin year-over-year resulted from the benefit of prior year aggressive cost reduction initiatives, coupled with a more benign raw material cost environment versus the prior year first nine months.

Diluted earnings per share of common stock for this year’s first nine months of $0.93 compares with $0.62 a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From:

Operating Activities

Operating activities provided cash flow of $188.9 million during the first nine months of the current fiscal year compared with $134.6 million during the same period of fiscal 2009.

The net improvement in cash from operations includes the change in net income, adjusted for non-cash expenses and income, which increased by approximately $48.6 million versus last year, in addition to changes in working capital accounts and other accruals. The current period decrease in accounts receivable since May 31, 2009 provided cash of $154.6 million versus the $317.4 million of cash generated from collections on accounts receivable during the same period last year, or approximately $162.9 million less cash provided year over year. While our collections of accounts receivable have improved, the cash collected during this year’s first nine months was less than the same period a year ago as a result of the relatively lower accounts receivable balance of May 31, 2009 versus May 31, 2008. Inventory balances required the use of $27.7 million of cash during the current year-to-date period, compared with cash provided by a decrease in inventory of $17.4 million during last year’s first nine months, or $45.1 million more cash used year over year. With regard to accounts payable, we used $115.8 million less cash during this year’s first nine months compared to the same period a year ago as a result of a change in the timing of certain payments and lower sales volumes during the current period versus the same period a year ago. Accrued compensation and benefits used approximately $42.2 million less cash versus the prior year period due to lower bonus payments made during this year’s first nine months versus the same period a year ago, while other accruals, including those for other short-term and long-term items, provided $78.1 million more in cash versus last year’s first nine months due to changes in the timing of such payments. Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, to expand capacity and to enhance our administration capabilities. Capital expenditures of $14.1 million during this year’s first nine months compare with depreciation of $46.6 million. We expect capital spending to continue to trail depreciation expense at least through the end of the current fiscal year. Due to additional capacity, which we have brought on-line over the last several years, we believe there is adequate production capacity to meet our needs based on anticipated growth rates. Any additional capital expenditures made over the next few years will likely relate primarily to new products and technology. Not reflected in our capital expenditures is the capacity added through our recent acquisitions of product lines and businesses, which totaled approximately $11.1 million during the current fiscal year. We presently anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity, will enable us to meet increased demand during the current fiscal year even with these lower levels of capital spending this fiscal year.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At February 28, 2010, the fair value of our investments in marketable securities totaled $106.3 million, of which investments with a fair value of $20.3 million were in an unrealized loss position. At May 31, 2009, the fair value of our investments in marketable securities totaled $83.3 million, of which investments with a fair value of $43.6 million were in an unrealized loss position. Total pre-tax unrealized losses recorded in accumulated other comprehensive income at February 28, 2010 and May 31, 2009 were $0.5 million and $3.8 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at February 28, 2010 were generally related to the volatility in valuations over the last several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at February 28, 2010 were less than 15% below their original cost or have been in a loss position for less than six consecutive months. Although we have begun to see recovery in general economic conditions, if we were to experience continuing or significant unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

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

On April 7, 2009, we replaced our existing $125.0 million accounts receivable securitization program, which was set to expire on May 7, 2009, with a new, three-year, $150.0 million accounts receivable securitization program (the “AR program”). The AR program, which was established with two banks for certain of our subsidiaries (“originating subsidiaries”), contemplates that the originating subsidiaries will sell certain of their accounts receivable to RPM Funding Corporation, a wholly-owned special purpose entity (“SPE”), which will then transfer undivided interests in such receivables to the participating banks. Once transferred to the SPE, such receivables are owned in their entirety by the SPE and are not available to satisfy claims of our creditors or creditors of the originating subsidiaries until the obligations owing to the participating banks have been paid in full. The transactions contemplated by the AR program do not constitute a form of off-balance sheet financing and will be fully reflected in our financial statements. Entry into the AR program increased our liquidity by $25.0 million, but also increased our financing costs due to higher market rates. The amounts available under the AR program are subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable, and therefore at certain times we may not be able to fully access the $150.0 million of funding available under the AR program. At February 28, 2010, approximately $61.9 million was available under this AR program.

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

On May 29, 2009, we entered into an amendment to our Credit Facility agreement with our lenders. Under the amendment, we are required to comply with various customary affirmative and negative covenants. These include financial covenants requiring us to maintain certain leverage and interest coverage ratios. The definition of EBITDA has been amended to add back the sum of all (i) non-cash charges relating to the write-down or impairment of goodwill and other intangibles during the applicable period, (ii) other non-cash charges up to an aggregate of $25.0 million during such applicable period and (iii) one-time cash charges incurred during the period from June 1, 2008 through May 31, 2010, but only up to an aggregate of not more than $25.0 million during such applicable period. The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended. The minimum required consolidated interest coverage ratio, EBITDA to interest expense, remains 3.50 to 1 under the amendment, but allowance of the add-backs referred to above has the effect of making this covenant less restrictive. Under the terms of the leverage covenant, we may not permit our consolidated indebtedness at any date to exceed 55% of the sum of such indebtedness and our consolidated shareholders’ equity on such date, and may not permit the indebtedness of our domestic subsidiaries (determined on a combined basis and excluding indebtedness to us and indebtedness incurred pursuant to permitted receivables securitizations) to exceed 15% of our consolidated shareholders’ equity. This amendment also added a fixed charge coverage covenant beginning with our fiscal quarter ended August 31, 2009. Under the fixed charge coverage covenant, the ratio of our consolidated EBITDA for any four-fiscal-quarter- period to the sum of our consolidated interest expense, income taxes paid in cash (other than taxes on non-recurring gains), capital expenditures, scheduled principal payments on our amortizing indebtedness (other than indebtedness scheduled to be repaid at maturity) and dividends paid in cash (or, for testing periods ending on or before May 31, 2010, 70% of dividends paid in cash), in each case for such four-fiscal-quarter period, may not be less than 1.00 to 1. This amendment also included a temporary, one-year restriction on certain mergers, asset dispositions and acquisitions, and contains customary representations and warranties.

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

As of February 28, 2010, we were in compliance with all covenants contained in our Credit Facility, including the leverage, interest coverage ratio and fixed charge coverage covenants. At that date, our leverage ratio was 42.9%, while our interest coverage and fixed charge coverage ratios were 6.46:1 and 1.60:1, respectively. Additionally, in accordance with these covenants, at February 28, 2010, our domestic subsidiaries indebtedness did not exceed 15% of consolidated shareholders’ equity as of that date.

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

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $695.8 million at February 28, 2010. Our debt-to-capital ratio was 42.9% at February 28, 2010, compared with 44.9% May 31, 2009.

During the first quarter of fiscal 2009, we called for redemption all of our outstanding Senior Convertible Notes due May 13, 2033. Prior to the redemption, virtually all of the holders converted their Senior Convertible Notes into shares of our common stock. For additional information, refer to Note 11, “Debt,” to the Consolidated Financial Statements.

The following table summarizes our financial obligations and their expected maturities at February 28, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total
	Contractual
	Payment	Payments Due In
	Stream	2011	2012-13	2014-15	After 2015
	(In thousands)

Long-term debt obligations	$908,097	$5,534	$1,875	$201,498	$699,190
Capital lease obligations	2,669	527	892	822	428
Operating lease obligations	164,886	37,327	48,793	27,285	51,481
Other long-term liabilities(1):
Interest payments on long-term debt obligations	410,945	54,997	112,342	87,342	156,264
Contributions to pension and postretirement plans(2)	340,400	40,200	41,700	81,500	177,000

Total	$1,826,997	$138,585	$205,602	$398,447	$1,084,363

(1)	Excluded from other long-term liabilities is our liability for unrecognized tax benefits, which totaled $4.9 million at February 28, 2010. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume $30.5 million will be contributed to the U.S. plans in fiscal 2010; all other plans and years assume the required minimum contribution will be made.

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

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2010 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 28, 2010, our subsidiaries had a total of 10,329 active asbestos cases, compared to a total of 10,281 cases as of February 28, 2009. For the quarter ended February 28, 2010, our subsidiaries secured dismissals and/or settlements of 644 cases, compared to a total of 228 cases dismissed and/or settled for the quarter ended February 28, 2009. For the nine months ended February 28, 2010, our subsidiaries secured dismissals and/or settlements of 1,301 cases, compared to a total of 2,253 cases dismissed and/or settled for the nine months ended February 28, 2009.

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

For the quarter ended February 28, 2010, our subsidiaries made total cash payments of $19.9 million relating to asbestos cases, which included defense-related payments paid during the quarter of $7.0 million, compared to total cash payments of $19.8 million relating to asbestos cases during the quarter ended February 28, 2009, which included defense-related payments paid during the quarter of $6.9 million. For the nine months ended February 28, 2010, our subsidiaries made total cash payments of $57.4 million relating to asbestos cases, which included defense-related payments of $22.1 million, compared to total cash payments of $52.2 million relating to asbestos cases during the nine months ended February 28, 2009, which included defense-related payments of $19.7 million.

During the third quarter of fiscal 2009, one payment totaling $3.6 million was made to satisfy an adverse judgment in a previous trial that occurred in calendar 2006 in California. This payment, which included a significant amount of accrued pre-judgment interest as required by California law, was made on December 8, 2008, approximately two and a half years after the adverse verdict and after all post-trial and appellate remedies had been exhausted. Such satisfaction of judgment amounts are not included in incurred costs until available appeals are exhausted and the final payment amount is determined. As a result, the timing and amount of any such payments could have a significant impact on quarterly settlement costs.

Excluding defense-related payments, the average payment made to settle or dismiss a case approximated $20,000 and $56,600 for each of the quarters ended February 28, 2010 and 2009, respectively, and approximated $27,100 and $14,400 for each of the nine months ended February 28, 2010 and 2009, respectively. The amount and timing of dismissals and settlements can fluctuate significantly from period to period, resulting in volatility in the average cost to resolve a case in any given quarter or year. In addition, in some jurisdictions, cases may involve more than one individual claimant. As a result, settlement or dismissal payments on a per case basis are not necessarily reflective of the payment amounts on a per claimant basis. For example, the average amount paid to settle or dismiss a case can vary widely depending on a variety of factors, including the mix of malignancy and non-malignancy claimants and the amount of defense expenditures incurred during the period.

For additional information on our asbestos litigation, including a discussion of our asbestos related loss contingencies and a discussion of certain of our subsidiaries complaint against certain third-party insurers, see Note 6 of the Notes to Consolidated Financial Statements.

EIFS Litigation

As of February 28, 2010, Dryvit, one of our wholly owned subsidiaries, was a defendant or co-defendant in various single family residential exterior insulating finishing systems (“EIFS”) cases, the majority of which are pending in the southeastern region of the country. Dryvit is also defending EIFS lawsuits involving commercial structures, townhouses and condominiums. The vast majority of Dryvit’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

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

The trial court’s November 23, 2009 Journal Entry is not a final appealable order, and the court denied the broker Defendant’s motion seeking a certification of the ruling for an interlocutory appeal. The parties may appeal from the trial court’s ruling after other claims and defenses in the litigation are decided by motion or at trial.

The parties are required by court order to engage in settlement negotiations through private mediation. If the mediation is not successful, the parties will complete discovery, which will include discovery on damages and expert witnesses in anticipation of filing additional summary judgment motions and conducting a jury trial.

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

ITEM 6.	EXHIBITS

Exhibit
Number	Description

10.1	Amendment No. 1 to Amended and Restated Receivables Sale Agreement, dated February 18, 2010.(x)
10.2	Amendment No. 2 to Receivables Purchase Agreement, dated February 18, 2010.(x)
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)
32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)
32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

(x)	Filed herewith.

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

Dated: April 8, 2010