Form 10-K
period 2010-05-31
RPM INTERNATIONAL INC/DE/
filed 2010-07-29
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Stock as reported on the New York Stock Exchange on November 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $2,499,849,210. For purposes of this information, the 1,947,049 outstanding shares of Common Stock which were owned beneficially as of November 30, 2009 by executive officers and Directors of the Registrant were deemed to be the shares of Common Stock held by affiliates.

As of July 27, 2010, 130,020,803 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2010 Annual Report to Stockholders for the fiscal year ended May 31, 2010 (the “2010 Annual Report to Stockholders”) are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 7, 2010 (the “2010 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2010.

PART I

Item 1.	Business.

THE COMPANY

RPM International Inc., a Delaware corporation, succeeded to the reporting obligations of RPM, Inc., an Ohio corporation, following a 2002 reincorporation transaction. RPM, Inc. was incorporated in 1947 under the name Republic Powdered Metals, Inc. and changed its name to RPM, Inc. in 1971. In connection with the 2002 reincorporation from Ohio to Delaware, we established a new legal structure, which included the formation of two new, wholly owned subsidiaries of RPM International Inc., the RPM Consumer Holding Company and the RPM Industrial Holding Company. These two holding companies, in addition to RPM, Inc., which remained as one of our subsidiaries following the reincorporation, own the various operating companies and other legal entities that make up RPM International Inc. In 2010, RPM, Inc. changed its name to Specialty Products Holding Corp.

As used herein, the terms “RPM,” the “Company,” “we,” “our” and “us” refer to RPM International Inc. and all of our consolidated subsidiaries, unless the context indicates otherwise. Our principal executive offices are located at 2628 Pearl Road, P.O. Box 777, Medina, Ohio 44258, and our telephone number is (330) 273-5090.

RECENT DEVELOPMENTS

On May 31, 2010, Bondex International, Inc. (“Bondex”) and its parent, Specialty Products Holding Corp. (“SPHC”), filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). SPHC is the parent company of Bondex and also serves as the parent company for various operating companies that are not part of the reorganization filing, including Chemical Specialties Manufacturing Corp., Day-Glo Color Corp., Dryvit Systems, Inc. through Dryvit Holdings, Inc., Guardian Protection Products Inc., Kop-Coat Inc., TCI, Inc. and RPM Wood Finishes Group, Inc. (collectively with SPHC and Bondex, the “Deconsolidated Group”). SPHC and Bondex (the “filing entities”) took this action as a means to permanently and comprehensively resolve all pending and future asbestos-related liability claims associated with Bondex and SPHC. As a result of the filing, all litigation related to Bondex and SPHC asbestos personal injury claims has been stayed. The Chapter 11 proceedings will enable the filing entities to establish a section 524(g) trust accompanied by a court order that will direct all existing and future SPHC-related and Bondex-related claims to such trust, which will then compensate only meritorious claims at appropriate values. See Item 1A — “Risk Factors” for further information concerning the effects of the Chapter 11 proceedings.

In accordance with generally accepted accounting principles, when a subsidiary whose financial statements were previously consolidated with those of its parent (as SPHC’s were with ours) becomes subject to the control of a government, court, administrator or regulator (including filing for protection under the Bankruptcy Code), whether solvent or insolvent, deconsolidation of that subsidiary is generally required. As discussed in Note A(2) to the Consolidated Financial Statements, our investment in SPHC is recorded under the cost method effective May 31, 2010. The cost method requires us to present the net assets of SPHC at May 31, 2010, as an investment and not recognize any income or loss from SPHC in our results of operations during the reorganization period. Our net investment in SPHC is carried at a zero value. When SPHC emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note I to the Consolidated Financial Statements for further information.

BUSINESS

Our subsidiaries manufacture, market and sell various specialty chemical product lines, including high-quality specialty paints, protective coatings, roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of both the industrial and consumer markets. Our family of products includes those marketed under brand names such as Carboline, DAP, EUCO, Fibergrate, Flecto, Flowcrete, Universal Sealants, illbruck, Rust-Oleum, Stonhard, Tremco, Watco and Zinsser. As of May 31, 2010, our subsidiaries marketed products in approximately 150 countries and territories and operated manufacturing facilities in approximately 77 locations in the United States, Argentina, Belgium, Canada, Colombia, The Czech Republic, France, Germany, Italy, Malaysia, Mexico, The Netherlands, Norway, Poland, South Africa, Sweden, the United Arab Emirates and the United Kingdom. Approximately 39% of our sales are generated in international markets through a combination of exports and direct sales in foreign countries. For the fiscal year ended May 31, 2010, we recorded net sales of $3.4 billion.

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

Segment Information

Our business is divided into two reportable segments: the consumer reportable segment (“consumer segment”) and the industrial reportable segment (“industrial segment”). Within each reportable segment, we aggregate several operating segments which comprise individual reporting units and product lines that generally address common markets, utilize similar technologies and are able to share manufacturing or distribution capabilities. The industrial segment (RPM Building Solutions Group, Performance Coatings Group and RPM II Group), which comprises approximately 68% of our total net sales, includes maintenance and protection products for roofing and waterproofing systems, flooring, corrosion control and other specialty applications. The consumer segment (Rust-Oleum/Zinsser Group and DAP Group) comprises approximately 32% of our total net sales and includes rust-preventative, special purpose and decorative paints, caulks, sealants, primers and other branded consumer products. See Note K (Segment Information) of the Notes to Consolidated Financial Statements, which appears in the 2010 Annual Report to Stockholders, and is incorporated herein by reference, for financial information relating to our two reportable segments and financial information by geographic area.

Industrial Segment

Our industrial segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as owners of industrial manufacturing facilities, public institutions and other commercial customers. Our industrial segment generated $2.3 billion in net sales for the fiscal year ended May 31, 2010 and includes the following major product lines and brand names:

RPM Building Solutions Group:

•	waterproofing and institutional roofing systems used in building protection, maintenance and weatherproofing applications marketed under our Tremco, Republic, Vulkem and Dymeric brand names;

•	sealants, tapes and foams that seal and insulate joints in various construction assemblies marketed under our Tremco, illbruck and Spectrem brand names;

•	residential basement waterproofing systems marketed under our Tuff-N-Dri and Watchdog Waterproofing brand names;

•	specialized roofing and building maintenance and related services marketed by our Weatherproofing Technologies subsidiary;

•	specialty industrial adhesives and sealants marketed under our Pactan brand name; and

•	concrete and masonry additives and related construction chemicals marketed under our EUCO, Increte and Tamms brand names.

Performance Coatings Group:

•	high-performance polymer flooring systems for industrial, institutional and commercial facility floor surfaces marketed under our Stonhard and Flowcrete brand name;

•	industrial and commercial tile systems marketed under our Lock-Tile and Ecoloc brand names;

•	fiberglass reinforced plastic gratings and shapes used for industrial platforms, staircases and walkways marketed under our Fibergrate, Chemgrate, Corgrate and Safe-T-Span brand names;

•	high-performance, heavy-duty corrosion-control coatings, fireproofing products and containment linings for a wide variety of industrial infrastructure applications marketed under our Carboline, Nullifire, A/D Fire, Thermo-lag and Plasite brand names; and

•	specialty construction products including bridge expansion joints, bridge deck waterproofing membranes, protective coatings and concrete repair marketed under our Universal Sealants, BridgeCare, StructureCare, Pitchmastic, Nufins and Visul brand names.

RPM II Group (for periods after May 31, 2010, the RPM II Group will no longer include the operations of the Deconsolidated Group):

•	exterior insulating finishing systems, including textured finish coats, sealers and variegated-aggregate finishes marketed under our Dryvit brand name;

•	a variety of products for specialized applications, including powder coatings for exterior and interior applications marketed under our TCI brand name;

•	fluorescent colorants and pigments marketed under our Day-Glo, Radiant and Dane Color brand names;

•	commercial carpet and floor cleaning solutions marketed under our Chemspec brand name;

•	fuel additives marketed under our Valvtect brand name;

•	wood treatments marketed under our Kop-Coat and Tru-Core brand names;

•	pleasure marine coatings marketed under our Pettit, Woolsey and Z-Spar brand names;

•	waterproofing and flooring products marketed under our RPM Belgium brand names;

•	waterproofing and concrete repair products marketed under our Vandex brand name;

•	wood furniture finishes and touch-up products marketed under our CCI, Mohawk, Chemical Coatings, Behlen and Westfield Coatings brand names; and

•	shellac-based-specialty coatings for industrial and pharmaceutical uses, edible glazes and food coatings marketed under our Mantrose-Haeuser and NatureSeal brand names.

Consumer Segment

Our consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe. Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and to other smaller customers through distributors. Our consumer segment generated $1.1 billion in net sales in the fiscal year ended May 31, 2010 and is composed of the following major product lines and brand names:

Rust-Oleum/Zinsser Group:

•	a broad line of coating products to protect and decorate a wide variety of surfaces for the DIY and professional markets which are sold under several key Rust-Oleum brand names, including Stops Rust, American Accents, Painter’s Touch, Specialty, Professional, Tremclad, Universal, Varathane, Watco, Epoxy Shield, Industrial Choice, Labor Saver, Road Warrior, Sierra Performance, Hard Hat, Mathys, CombiColor, Noxyde and Blackfriar. In addition, Rust-Oleum branded products in Canada are marketed under the Mono and Tremclad brand names;

•	a broad line of specialty products targeted to solve problems for the paint contractor and the DIYer for applications that include surface preparation, mold and mildew prevention, wallpaper removal and application, and waterproofing, under our Zinsser, B-I-N, Bulls Eye 1-2-3, Cover-Stain, DIF, FastPrime, Sealcoat, Jomax, Gardz, Perma White, Shieldz, Watertite, Okon, Parks, Papertiger and Walworks brand names;

•	deck and fence restoration products marketed by our Wolman Wood Care Products business;

•	metallic and faux finish coatings marketed under our Modern Masters brand name; and

•	an assortment of other products, including hobby paints and cements marketed under our Testors brand name;

DAP Group:

•	a complete line of caulks, sealants, adhesives, insulating foam, spackling, glazing, and other general patch and repair products for home improvement and construction marketed through a wide assortment of DAP branded products, including ’33’, ’1012’, 2000, 4000, 7000, Alex, Alex Fast Dry, Alex Plus, Alex Ultra, Beats The Nail, Blend Stick, Blockade, Butyl-Flex, Caulk-Be-Gone, Crack Shot, Custom Patch, DAPtex, DAPtex Plus, DryDex, Dynaflex 230, Easy Solutions, Elastopatch, Fast ’N Final, Kwik Foam, Kwik Seal, Kwik Seal Plus, One Stik2, Patch Stick, Painter’s Putty ’53’, Patch-N-Paint, Plastic Wood, Presto Patch, Quick Plug, Rely-On, Seal ’N Peel, SIDE Winder, StikARounds, StrongStik, Weldwood and Phenoseal, which is a brand of Gloucester Company Inc., which is a subsidiary of DAP Products Inc.

Foreign Operations

For the fiscal year ended May 31, 2010, our foreign manufacturing operations accounted for approximately 39% of our total net sales, excluding any direct exports from the United States. Our direct exports from the United States were approximately 2% of our total net sales for the fiscal year ended May 31, 2010. In addition, we receive license fees and royalty income from numerous international license agreements, and we also have several joint ventures, which are accounted for under the equity method, operating in various foreign countries. We have manufacturing facilities in Argentina, Belgium, Canada, Colombia, The Czech Republic, France, Germany, Italy, Malaysia, Mexico, The Netherlands, Norway, Poland, South Africa, Sweden, the United Arab Emirates and the United Kingdom. We also have sales offices or warehouse facilities in Australia, Belgium, Canada, China, The Czech Republic, Finland, France, Germany, Hong Kong, Italy, Japan, Mexico, Poland, Russia, South Africa, Singapore, Sweden, the United Kingdom and several other countries. Information concerning our foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition, which appears in the 2010 Annual Report to Stockholders, and is incorporated herein by reference.

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

Industrial Protective Coatings Products.  Anti-corrosion protective coatings and fireproofing must withstand the destructive elements of nature and operating processes under harsh environments and conditions. Some of the larger consumers of high-performance protective and corrosion control coatings and fireproofing are the oil and gas, pulp and paper, petrochemical, shipbuilding and public utility industries. In the public sector, corrosion control coatings are used on structures such as bridges and in water and wastewater treatment plants. These markets are highly fragmented. We and our competitors compete for market share by supplying a wide variety of high-quality products and by offering customized solutions. Our industrial coating products are marketed primarily under our Carboline, Plasite, Nullifire, A/D Fire and Thermo-lag brand names.

Roofing Systems Products

In the roofing industry, re-roofing applications have historically accounted for three-quarters of U.S. demand, with the remaining quarter generated by new roofing applications. The largest manufacturers of roofing systems products focus primarily on residential roofing as well as single-ply systems for low-end, commercial and institutional applications, competing mainly on price and, to a lesser degree, on service. In contrast, we compete primarily for the higher-end, multi-ply and modified bitumen applications in the built-up and low-slope roofing industry. This specialty niche within the larger market tends to exhibit fewer commodity-market characteristics, with customers valuing the greater protection and longer life provided by these roofing systems, as well as ongoing maintenance, inspection and technical services. Typical customers demanding higher-performance roofing systems include governmental facilities, universities, schools, hospitals, museums and certain manufacturing facilities. Our roofing systems are primarily marketed under our Tremco brand.

Construction Chemical Products

Flooring Systems Products.  Polymer flooring systems are used in industrial, commercial and, to a lesser extent, residential applications to provide a smooth, seamless surface that is impervious to penetration by water and other substances while being easy to clean and maintain. These systems are particularly well-suited for clean environments such as pharmaceutical, food and beverage and healthcare facilities. In addition, the fast installation time and long-term durability of these systems and products make them ideal for industrial floor repair and restoration. Polymer flooring systems are based on epoxy polyurethane and methylmethacrylate resins. Most of these flooring systems are applied during new construction, but there is also a significant repair and renovation market. Key performance attributes in polymer flooring systems that distinguish competitors for these applications include static control, chemical resistance, contamination control, durability and aesthetics. We market our flooring systems under the Stonhard and Flowcrete brand names.

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

Sealants, Waterproofing, Concrete and Masonry Products.  Sealants, which are used primarily for commercial buildings, include urethane, silicone, latex, butyl and hybrid technology products, and are designed to be installed in construction joints for the purpose of providing an air and water-tight seal. Waterproof coatings, usually urethane based, are installed in exposed and buried applications to waterproof and protect concrete. Structural and traffic bearing membranes are used in a variety of applications for bridge deck construction and restoration and the protection and preservation of parking structures. In the concrete and masonry additives market, a variety of chemicals can be added to concrete and masonry to improve the processability, performance, or appearance of these products. Chemical concrete admixtures are typically grouped according to their functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. The key attributes that differentiate competitors for these applications include quality assurance, on-the-job consultation and value-added, highly engineered products. We primarily offer products marketed under our Tremco, EUCO, illbruck, Tamms, Republic, Vulkem, Dymeric, Increte, Tuff-N-Dri, StructureCare, BridgeCare, Pitchmastic and Watchdog Waterproofing brand names for this line of business.

Intellectual Property

Our intellectual property portfolios include valuable patents, trade secrets and know-how, domain names, trademarks, trade and brand names. In addition, through our subsidiaries, we continue to conduct significant research and technology development activities. Among our most significant intangibles are our Rust-Oleum®, Carboline®, DAP®, illbruck® and Tremco® trademarks.

Rust-Oleum Brands Company and some of our other subsidiaries own more than 850 trademark registrations or applications in the United States and numerous other countries for the trademark “Rust-Oleum®” and other trademarks covering a variety of rust-preventative, decorative, general purpose, specialty, industrial and professional coatings sold by Rust-Oleum Corporation and related companies.

Carboline Company, and some of our other subsidiaries, own two United States trademark registrations for the trademark “Carboline®.” Carboline Company and some of our other subsidiaries also own more than 225 other trademark registrations or applications in the United States and numerous other countries covering the products sold by the Carboline Company.

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

Our other principal product trademarks include: Alumanation®, B-I-N®, Bitumastic®, Bulls Eye 1-2-3®, Chemgrate®, Dymeric®, EUCO®, Flecto®, Fibergrate®, Floquil®, Geoflex®, illbruck®, Paraseal®, Permaroof®, Plasite®, Sanitile®, Stonblend®, Stonclad®, Stonhard®, Stonlux®, Testors®, Varathane®, Vulkem®, Woolsey®, Zinsser® and Z-Spar®; and, in Europe, Flowcretetm, Nullifire®, Radglo® and Martin Mathystm. Our existing and pending trademark registrations are valid for a variety of different terms of up to 20 years, and may be renewable as long as the trademarks continue to be used and all other local conditions for renewal are met. Our trademark registrations are maintained and renewed on a regular basis as required.

Raw Materials

The sources and availability of the raw materials we use in our business continue to be adequate to meet our current and projected needs. Over the last 12 months, raw material costs have been steady due to demand stabilizing and starting to increase on a global basis, as well as unusually high planned and unplanned raw material production shutdowns. On a long-term basis, we anticipate the costs of the raw materials we use will be subject to upward pressure due to escalating energy and related feedstock costs, increased global demand, and improved supplier pricing discipline.

Seasonal Factors

Our business is dependent, to a significant extent, on external weather factors. We historically experience stronger sales and net income in our first, second and fourth fiscal quarters, which are the three month periods ending August 31, November 30 and May 31, respectively, while we have experienced weaker performance in our third fiscal quarter.

Customers

Ten large consumer segment customers, such as DIY home centers, represented approximately 22%, 21% and 21% of our total net sales for the fiscal years ended May 31, 2010, 2009 and 2008, respectively. Except for sales to these customers, our business is not dependent upon any one customer or small group of customers, but is largely dispersed over a substantial number of customers.

Backlog

We historically have not had a significant backlog of orders, and we did not have a significant backlog at May 31, 2010.

Research and Development

Our research and development work is performed at various laboratory locations throughout the U.S. During fiscal years 2010, 2009 and 2008, we spent approximately $41.3 million, $40.1 million and $40.2 million, respectively, on research and development activities. In addition to this laboratory work, we view our field technical service as being integral to the success of our research activities. Our research and development activities and our field technical service costs are both included as part of our selling, general and administrative expenses.

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

We have incurred in the past, and will continue to incur in the future, costs to comply with environmental laws. Environmental laws and regulations are complex, change frequently and have tended to become increasingly stringent over time. In addition, the related costs may vary depending on the particular facts and development of new information. As a result, our operating expenses and continuing capital expenditures related to compliance with environmental laws may increase, and more stringent standards also may limit our operating flexibility. A significant increase in these costs and capital expenditures could adversely affect our business, results of operations, financial condition or cash flows. In addition, to the extent hazardous materials exist on or under our real property, the value and future use of that real property may be adversely affected. For information regarding environmental accruals, see Note J (Contingencies and Loss Reserves) of the Notes to our Consolidated Financial Statements, which appears in the 2010 Annual Report to Stockholders, and is incorporated herein by reference. For more information concerning certain environmental matters affecting us, see “Item 3 — Legal Proceedings — Environmental Proceedings” in this Annual Report on Form 10-K.

Employees

As of May 31, 2010, we employed 8,873 persons, of whom 413 were represented by unions under contracts which expire at varying times in the future. As of May 31, 2010, SPHC employed 989 persons, of whom 52 were represented by unions under contracts which expire at varying times in the future. We believe that all relations with employees and their unions are good.

Item 1A.	Risk Factors.

You should carefully consider the following risks, as well as the other information contained or incorporated by reference in this Annual Report on Form 10-K, in evaluating us, our business and your investment in us.

The Chapter 11 proceedings involve various risks and uncertainties that could have a material effect on us.

There are a number of issues and matters to be resolved in connection with the Chapter 11 proceedings, including, among others, the following:

•	the ultimate asbestos liability of the filing entities;

•	the outcome of negotiations with a committee of asbestos personal injury claimants and other participants in the Chapter 11 proceedings, concerning, among other things, the size and structure of a trust to satisfy the asbestos liability and the means for funding that trust;

•	the outcome of ongoing litigation with the insurers of the filing entities as to additional amounts of coverage of the filing entities and their participation in a plan to fund the settlement trust; and

•	the Bankruptcy Court’s decisions relating to numerous substantive and procedural aspects of the Chapter 11 proceedings, including with regard to the length of time the existing preliminary injunction that prohibits derivative asbestos liability lawsuits and other actions from being brought against RPM International and other non-filing affiliates of the filing entities remains in effect, any shaping litigation regarding asbestos claims, estimation of the aggregate asbestos liability of the filing entities, and extensions of the periods in which only the filing entities have the right to file a plan of reorganization.

The ability of the filing entities to successfully reorganize will depend on their ability to both reach an acceptable agreement with the asbestos claimants that satisfies all applicable legal requirements and obtain the requisite court approvals, and we cannot assure you that these entities can successfully reorganize nor can we give an assurances as to the impact of any such reorganization on the financial condition, results of operations or future prospects of the filing entities and their subsidiary businesses. We are also unable to predict the timing of any of the foregoing matters or the Chapter 11 proceedings themselves.

As a result of the Chapter 11 filing, the filing entities are precluded from paying dividends to shareholders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within the RPM group of companies (the “Pre-Petition Intercompany Payables”) and other pre-petition creditors during the pendency of the bankruptcy case, without the Bankruptcy Court’s approval. Moreover, no assurances can be given that any of the Pre-Petition Intercompany Payables will be paid or otherwise satisfied in connection with the confirmation of a SPHC plan of reorganization. As of May 30, 2010, the day prior to the Chapter 11 filing, SPHC and its subsidiaries had Pre-Petition Intercompany Payables of approximately $209.6 million and pre-petition intercompany receivables from other entities within the RPM group of companies (other than subsidiaries of SPHC) of approximately $87.3 million.

We also expect that in the bankruptcy case various claims may be asserted against RPM International, including allegations that we are liable for the asbestos-related liabilities of the filing entities. Although we believe we have no responsibility for liabilities of the filing entities, we cannot assure you that the resolution of such claims, or the perception that RPM International may have a risk of exposure to liability for the asbestos-related liabilities of the filing entities, will not have a material adverse effect on our financial condition, results of operations or the market price of our securities. Moreover it is uncertain whether, and to what extent, we may have to contribute to an asbestos trust or whether any channeling injunction entered in connection with a plan of reorganization will extend to all non-filing affiliates of the filing entities, including RPM International.

Our operations have been adversely affected by recent global market and economic conditions.

The current worldwide recession has had an adverse effect on our operating results. Both of our segments have felt the impact of the worldwide recession as sales growth and earnings have declined substantially over the prior year’s levels. We anticipate that our operations will continue to be adversely affected by global economic conditions during fiscal 2011. The recession has resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and difficulty in managing inventory levels and collection of customer receivables. We also have experienced, and expect to continue to experience, increased competitive pricing pressure and customer turnover. In addition, customer difficulties have resulted, and could result in the future, in increases in bad debt write-offs and adjustments to our allowance for doubtful accounts receivable. We have also incurred severance and other expenses resulting from cost reduction initiatives in certain of our businesses to address the deteriorating business environment.

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

As of May 31, 2010, we had approximately $1.1 billion in goodwill and other intangible assets. The Accounting Standards Codification (“ASC”) section 350 requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise, using a fair-value approach at the reporting unit level. We perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, as of the first day of our fourth fiscal quarter. The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, which is a subjective process that takes into account both internal and external factors. Impairment assessment requires the use of significant judgment with regard to estimates and assumptions surrounding future results of operations and cash flows. For the fiscal year ended May 31, 2010, our impairment testing did not result in any impairment loss. For the fiscal year ended May 31, 2009, our impairment testing resulted in impairment charges related to reductions in the carrying value of goodwill and indefinite-lived tradenames, totaling $14.9 million and $0.5 million, respectively. Adverse equity market conditions and adverse effects of declining global economic conditions had a significant impact on our results of operations and cash flows, primarily in fiscal 2009. As a result, in the future, if the global economic conditions were to decline significantly, or if our reporting units experienced significant declines in business, we may incur additional, substantial non-cash goodwill and other intangible asset impairment charges. The amount of any such impairment charge could have a material adverse effect on our results of operations.

Our significant amount of indebtedness could have a material adverse impact on our business.

Although our total debt levels remained relatively unchanged from $0.9 billion at May 31, 2009 to $0.9 billion at May 31, 2010, we have a significant amount of indebtedness. This compares with $1.1 billion in stockholders’ equity at May 31, 2010. Nevertheless, our level of indebtedness could have important consequences. For example, it could:

•	require us to dedicate a material portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the cash flow available to fund working capital, capital expenditures, acquisitions, dividend payments, stock repurchases or other general corporate requirements;

•	result in a downgrading of our credit rating, which would increase our borrowing costs, adversely affect our financial results, and make it more difficult for us to raise capital;

•	restrict our operational flexibility and reduce our ability to conduct certain transactions, since our credit facility contains certain restrictive financial and operating covenants;

•	limit our flexibility to adjust to changing business and market conditions, which would make us more vulnerable to a downturn in general economic conditions; and

•	have a material adverse effect on our short-term liquidity if large debt maturities occur in close succession.

Fluctuations in the supply and prices of raw materials may negatively impact our financial results.

We obtain the raw materials needed to manufacture our products from a number of suppliers. Many of our raw materials are petroleum-based derivatives, minerals and metals. Under normal market conditions, these materials are generally available on the open market and from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate, which could impair our ability to procure necessary materials or increase the cost of manufacturing our products. The costs of the raw materials we use are under generally upward pressure due to escalating energy and related feedstock costs, increased levels of global demand, improved levels of supplier pricing discipline and declines in the value of the U.S. dollar. If the prices of raw materials continue to increase and we are unable to pass these increases on to our customers, we could experience reduced gross profit margins.

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

Some of our operating companies, particularly in the consumer segment, face a substantial amount of customer concentration. Our key consumer segment customers include Ace Hardware Stores, Cotter & Company, Do It Best, The Home Depot, Lancaster Scheurmann, Lowe’s Home Centers, Menards, Orgill, Rona and Wal-Mart. Sales to our ten largest consumer segment customers accounted for approximately 22%, 21% and 21% of our total net sales for the fiscal years ended May 31, 2010, 2009 and 2008, respectively, and 69%, 65% and 59%, respectively, of the consumer segment’s net sales for those same fiscal years. If we were to lose one or more of our key customers, or experience a delay or cancellation of a significant order, or incur a significant decrease in the level of purchases from any of our key customers, or experience difficulty in collecting amounts due from a key customer, our net revenues could decline and our operating results could be reduced materially.

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

Our credit facility contains restrictions on certain mergers and asset dispositions.

We derive a significant amount of our revenues from foreign markets, which subjects us to additional business risks that could adversely affect our results of operations.

Our foreign manufacturing operations accounted for approximately 37% of our net sales for the fiscal year ended May 31, 2010, not including exports directly from the U.S. which accounted for approximately 2% of our net sales for fiscal 2010. Our international operations could be adversely affected by changes in political and economic conditions, inflation rates, trade protection measures, restrictions on foreign investments and repatriation of earnings, changing intellectual property rights, difficulties in staffing and managing foreign operations and changes in regulatory requirements that restrict the sales of our products or increase our costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in material volatility in our costs and earnings and may also adversely affect the carrying values of our assets located outside the U.S.

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

Our corporate headquarters and a plant and offices for one subsidiary are located on an 119-acre site, which we own in Medina, Ohio. As of May 31, 2010, our operations occupied a total of approximately 9.4 million square feet, with the majority, approximately 7.7 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 9.4 million square feet occupied, approximately 4.9 million square feet are owned and approximately 4.5 million square feet are occupied under operating leases.

Set forth below is a description, as of May 31, 2010, of our principal manufacturing facilities which we believe are material to our operations:

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

We lease certain of our properties under long-term leases. Some of these leases provide for increased rent based on an increase in the cost-of-living index. For information concerning our rental obligations, see Note F (Leases) of the Notes to Consolidated Financial Statements, which appears in the 2010 Annual Report to Stockholders and is incorporated herein by reference. Under all of our leases, we are obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.

We believe that our manufacturing plants and office facilities are well maintained and suitable for our operations.

Item 3.	Legal Proceedings.

Asbestos Litigation and the Bankruptcy Filings by SPHC and Bondex

For information regarding asbestos litigation involving SPHC and Bondex, see Note J to the Consolidated Financial Statements. On May 31, 2010, Bondex and its parent, SPHC, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of the Bankruptcy Code. See Item 1 — “Business — Recent Developments” and Note I to the Consolidated Financial Statements for further information.

EIFS Litigation

For a description of the litigation matter involving Dryvit, which is one of the operating companies in the Deconsolidated Group, see Note J to the Consolidated Financial Statements.

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

Item 4.	Reserved

Item 4A.	Executive Officers of the Registrant*.

The name, age and positions of each of our Executive Officers as of July 23, 2010 are as follows:

Name	Age	Position and Offices Held

Frank C. Sullivan	49	Chairman and Chief Executive Officer
Ronald A. Rice	47	President and Chief Operating Officer
Paul G. P. Hoogenboom	50	Senior Vice President — Manufacturing and Operations and Chief Information Officer
Robert L. Matejka	67	Senior Vice President and Chief Financial Officer
Edward W. Moore	53	Vice President, General Counsel and Secretary
Barry M. Slifstein	50	Vice President and Controller

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

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

Robert L. Matejka was elected Senior Vice President and Chief Financial Officer in 2010. He had previously been Chief Financial Officer of the Company from October 2001 to August 2007, and Vice President — Controller from August 2000 until his retirement in January 2008. During his retirement, Mr. Matejka served as a consultant from time to time to the Company. From 1995 to 1999, he served as Vice President — Finance of the motor and drive systems businesses of Rockwell International Corporation. From 1973 to 1995, Mr. Matejka served in various capacities with Reliance Electric Company, most recently as its Assistant Controller. From 1965 to 1973, he was an Audit Supervisor with Ernst & Young.

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

The information set forth at page 67 of the 2010 Annual Report to Stockholders under the heading “Quarterly Stock Price and Dividend Information” is incorporated herein by reference.

The following table presents information about repurchases of RPM International Inc. Common Stock made by us during the fourth quarter of fiscal 2010:

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased as	that May Yet be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased(1)	per Share	Programs	Programs(2)

March 1, 2010 through March 31, 2010	—	—	—	—
April 1, 2010 through April 30, 2010	18,505	$22.08	—	—
May 1, 2010 through May 31, 2010	3,067	$20.05	—	—

TOTAL	21,572	$21.79	—	—

(1)	Attributable to shares that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock grants under RPM International Inc.’s 2004 Amended and Restated Omnibus Equity and Incentive Plan.

(2)	On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit repurchases only to amounts required to offset dilution created by stock issued in connection with its equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time-to-time in the open market or in private transactions at various times and in amounts and for prices that management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time.

Item 6.	Selected Financial Data.

The following table sets forth our selected consolidated financial data for each of the five years during the period ended May 31, 2010. The data was derived from our annual Consolidated Financial Statements which have been audited by Ernst & Young LLP, our independent accountants for the five fiscal years ended May 31, 2010.

	Fiscal Years Ended May 31,
	2010	2009	2008(1)	2007(1)	2006(1)
	(Amounts in thousands, except per share and percentage data)

Net sales	$3,412,716	$3,368,167	$3,643,791	$3,338,764	$3,008,338
Income (loss) before income taxes	268,454	180,868	34,007	307,535	(122,475)
Net income (loss)	181,127	119,616	44,428	208,289	(76,205)
Return on sales %	5.3%	3.6%	1.2%	6.2%	(2.5)%
Basic earnings (loss) per share attributable to RPM International Inc. Stockholders	$1.40	$0.93	$0.36	$1.71	$(0.68)
Diluted earnings (loss) per share attributable to RPM International Inc. Stockholders	1.39	0.93	0.36	1.64	(0.68)
Total RPM International Inc. stockholders’ equity	1,079,473	1,143,671	1,136,556	1,086,870	925,941
Total RPM International Inc. stockholders’ equity per share	8.50	9.05	9.46	9.20	7.93
Return on total RPM International Inc. stockholders’ equity %	16.2%	10.5%	4.0%	20.7%	(7.8)%
Average shares outstanding	127,047	126,373	120,151	118,179	116,837
Cash dividends paid	$105,430	$101,836	$90,638	$82,106	$74,427
Cash dividends declared per share	0.815	0.790	0.745	0.685	0.630
Retained earnings	502,562	427,955	412,314	475,676	349,493
Working capital	817,242	703,754	937,614	705,509	655,718
Total assets	3,004,024	3,409,921	3,763,567	3,333,149	2,996,064
Long-term debt	924,308	762,295	1,066,687	886,416	870,415
Depreciation and amortization	84,252	85,144	85,366	81,607	74,299
Cash from operating activities	203,936	266,995	234,714	202,305	185,489

Note:	Acquisitions made by us during each of the periods presented and the deconsolidation of SPHC, which occurred on May 31, 2010, may impact comparability from year to year (See Note A (Summary of Significant Accounting Policies) to the Consolidated Financial Statements). Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(1)	Reflects the impact of the asbestos-related insurance settlement of $15.0 million ($9.7 million after-tax) in 2007, and asbestos charges of $288.1 million ($185.1 million after-tax) in 2008; and $380.0 million ($244.3 million after-tax) in fiscal 2006 (see Note I (Reorganization Proceedings of Certain Subsidiaries) to the Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is set forth at pages 22 through 34 of the 2010 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth at page 33 of the 2010 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is set forth at pages 35 through 67 and 69 of the 2010 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 31, 2010 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of Ernst & Young LLP, our independent registered public accounting firm, are set forth at pages 68 and 70, respectively, of the 2010 Annual Report to Stockholders, which reports are incorporated herein by reference.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item as to our Directors appearing under the caption “Election of Directors” in our 2010 Proxy Statement is incorporated herein by reference. Information required by this item as to our Executive Officers is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 2010 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. Information required by Items 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is set forth in the 2010 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

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

The information required by this item is set forth in the 2010 Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2010 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2010 Proxy Statement under the headings “Related Person Transactions” and “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth in the 2010 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Related Fee Arrangements,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this 2010 Annual Report on Form 10-K:

1. Financial Statements.  The following consolidated financial statements of RPM and the report of our independent registered public accounting firm thereon, included in our 2010 Annual Report to Stockholders on pages 35 through 67 and 69, are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets —
May 31, 2010 and 2009

Consolidated Statements of Income —
fiscal years ended May 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity —
fiscal years ended May 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows —
fiscal years ended May 31, 2010, 2009 and 2008

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
Frank C. Sullivan
Chairman and Chief Executive Officer

Date: July 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated this 29th day of July, 2010.

Signature	Title

/s/ Frank C. Sullivan Frank C. Sullivan	Chairman, Chief Executive Officer and a Director (Principal Executive Officer)

/s/ Robert L. Matejka Robert L. Matejka	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Barry M. Slifstein Barry M. Slifstein	Vice President and Controller (Principal Accounting Officer)

/s/ Thomas C. Sullivan Thomas C. Sullivan	Chairman Emeritus and a Director

/s/ John P. Abizaid John P. Abizaid	Director

/s/ Bruce A. Carbonari Bruce A. Carbonari	Director

/s/ David A. Daberko David A. Daberko	Director

/s/ James A. Karman James A. Karman	Director

/s/ Donald K. Miller Donald K. Miller	Director

/s/ Frederick R. Nance Frederick R. Nance	Director

Signature	Title

/s/ William A. Papenbrock William A. Papenbrock	Director

/s/ Charles A. Ratner Charles A. Ratner	Director

/s/ William B. Summers, Jr. William B. Summers, Jr.	Director

/s/ Dr. Jerry Sue Thornton Dr. Jerry Sue Thornton	Director

/s/ Joseph P. Viviano Joseph P. Viviano	Director

RPM INTERNATIONAL INC.

Exhibit Index

Exhibit			Incorporated by reference herein
Number		Description	Form	Date

3.1		Amended and Restated Certificate of Incorporation of the Company	Registration Statement on Form S-8 (File No. 333-101501)	November 27, 2002
3.2		Amended and Restated By-Laws of the Company	Current Report on Form 8-K (File No. 001-14187)	April 27, 2009
4.1		Specimen Certificate of Common Stock, par value $0.01 per share, of the Company	Registration Statement on Form S-8 (File No. 333-101501)	November 27, 2002
4.2		Rights Agreement, dated April 21, 2009, by and between the Company and National City Bank, as Rights Agent	Current Report on Form 8-K (File No. 001-14187)	April 27, 2009
4.3		Indenture, dated as of May 13, 2003, between the Company, as issuer, and The Bank of New York, as trustee, with respect to the Senior Convertible Notes Due 2033	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2003
4	.3.1	Specimen Note Certificate for Senior Convertible Notes Due 2033	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2003
4.4		Indenture, dated as of December 9, 2003, between the Company, as issuer, and The Bank of New York, as trustee, with respect to the 6.25% Senior Notes Due 2013	Registration Statement on Form S-4 (333-114259)	April 7, 2004
4	.4.1	Specimen Note Certificate of 6.25% Senior Notes Due 2013	Annual Report on Form 10-K (File No. 001-14187)	August 16, 2004
4.5		Indenture, dated as of October 24, 2005, among RPM United Kingdom G.P., by its general partners, RPM Canada and RPM Canada Investment Company, the Company, as guarantor, and The Bank of New York Trust Company, N.A., as trustee	Current Report on Form 8-K (File No. 001-14187)	October 25, 2005
4	.5.1	Form of 6.70% Senior Note Due 2015	Current Report on Form 8-K (File No. 001-14187)	October 25, 2005
4	.5.2	Form of Guarantee	Current Report on Form 8-K (File No. 001-14187)	October 25, 2005
4.6		Indenture, dated as of February 14, 2008, between the Company, as issuer, and The Bank of New York Trust Company, as trustee, with respect to the 6.5% Senior Notes Due 2018	Registration Statement on Form S-3 (File No. 333-149232)	February 14, 2008
4	.6.1	Form of 6.50% Senior Note Due 2018	Current Report on Form 8-K (File No. 001-14187)	February 20, 2008

Exhibit			Incorporated by reference herein
Number		Description	Form	Date

4.8		Officers’ Certificate and Authentication Order dated October 9, 2009 for the 6.125% Notes due 2019 (which includes the form of Note) issued pursuant to the Indenture, dated as of February 14, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-14187)	October 8, 2009
10.1		Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and National City Bank, as Administrative Agent, dated December 29, 2006	Current Report on Form 8-K (File No. 001-14187)	January 4, 2007
10	.1.1	Amendment No. 1 to Credit Agreement, dated May 29, 2009	Current Report on Form 8-K (File No. 001-14187)	June 4, 2009
10	.1.2	Amendment No. 2 to Credit Agreement, dated May 28, 2010	Current Report on Form 8-K (File No. 001-14187)	June 4, 2010
10.2		Amended and Restated Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated as of April 7, 2009	Current Report on Form 8-K (File No. 001-14187)	April 13, 2009
10	.2.1	Amendment No. 1 to Amended and Restated Receivables Sale Agreement, dated February 18, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2010
10.3		Receivables Purchase Agreement, among RPM Funding Corporation, RPM International Inc., as Servicer, Fifth Third Bank, and Wachovia Bank, National Association, individually and as Administrative Agent, dated as of April 7, 2009	Current Report on Form 8-K (File No. 001-14187)	April 13, 2009
10	.3.1	Amendment No. 1 to Receivables Purchase Agreement, dated May 29, 2009	Current Report on Form 8-K (File No. 001-14187)	June 4, 2009
10	.3.2	Amendment No. 2 to Receivables Purchase Agreement, dated February 18, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2010
10	.3.3	Amendment No. 3 to Receivables Purchase Agreement, dated May 28, 2010	Current Report on Form 8-K (File No. 001-14187)	June 4, 2010
*10	.4	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Frank C. Sullivan, Chairman and Chief Executive Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10	.5	Form of Amended and Restated Employment Agreement, by and between the Company and each of Ronald A. Rice, President and Chief Operating Officer; P. Kelly Tompkins, Executive Vice President — Administration and Chief Financial Officer; Paul G.P. Hoogenboom, Senior Vice President — Manufacturing and Operations, Chief Information Officer; and Stephen J. Knoop, Senior Vice President — Corporate Development (on leave of absence)	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

Exhibit			Incorporated by reference herein
Number		Description	Form	Date

*10	.6	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10	.6.1	Indemnification Agreement, by and between the Company and Stephen J, Knoop, dated May 31, 2010	Current Report on Form 8-K (File No. 001-14187)	June 4, 2010
*10	.7	RPM International Inc. 1996 Key Employees Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	November 27, 2002
*10	.7.1	Amendment No. 1 to RPM International Inc. 1996 Stock Option Plan	Annual Report on Form 10-K (File No. 001-14187)	August 27, 1998
*10	.7.2	Amendment to RPM International Inc. 1996 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	May 3, 2001
*10	.7.3	Amendment No. 3 to RPM International Inc. 1996 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	November 27, 2002
*10	.7.4	Form of Stock Option Agreement to be used in connection with the RPM International Inc. 1996 Stock Option Plan, as amended	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10	.8	RPM International Inc. Benefit Restoration Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2001
*10	.8.1	Amendment No. 1 to the RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003
*10	.8.2	Amendment No. 2 to RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10	.9	RPM International Inc. Deferred Compensation Plan, as Amended and Restated Generally, effective January 1, 2005	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10	.9.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002
10.10		[Reserved]
*10	.11	RPM, Inc. 1997 Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10	.11.1	First Amendment to the RPM, Inc. 1997 Restricted Stock Plan, effective as of October 1, 1998	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002
*10	.11.2	Second Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002
*10	.11.3	Third Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

Exhibit			Incorporated by reference herein
Number		Description	Form	Date

*10	.11.4	Fourth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003
*10	.11.5	Fifth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 16, 2004
*10	.11.6	Sixth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007
*10	.11.7	Seventh Amendment to the RPM International Inc. 1997 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10	.12	RPM International Inc. 2003 Restricted Stock Plan for Directors	Quarterly Report on Form 10-Q (File No. 001-14187)	January 14, 2004
*10	.12.1	Amendment No. 1 to the RPM International Inc. 2003 Restricted Stock Plan for Directors	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007
*10	.12.2	Amendment No. 2 to the RPM International Inc. 2003 Restricted Stock Plan for Directors, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10	.13	RPM International Inc. Amended and Restated 2004 Omnibus Equity and Incentive Plan, effective July 21, 2009	Definitive Proxy Statement (File No. 001-14187)	August 27, 2009
*10	.13.1	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement (for grants prior to October 10, 2008)	Annual Report on Form 10-K (File No. 001-14187)	August 15, 2005
*10	.13.2	Form of Stock Appreciation Rights Agreement (for grants prior to October 10, 2008)	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2005
*10	.13.3	Form of Performance-Contingent Restricted Stock (PCRS) and Escrow Agreement	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2008
*10	.13.4	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009
*10	.13.5	Form of Stock Appreciation Rights Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009
*10	.14	RPM International Inc. 2007 Restricted Stock Plan	Current Report on Form 8-K (File No. 001-14187)	October 12, 2006
*10	.14.1	Amendment No. 1 to the RPM International Inc. 2007 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10	.15	RPM International Inc. Amended and Restated Incentive Compensation Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	October 9, 2007

Exhibit			Incorporated by reference herein
Number		Description	Form	Date

*10	.16	Consultancy Agreement between RPM International Inc. and Robert L. Matejka, effective January 16, 2008 (terminated as of April 30, 2010)	Current Report on Form 8-K (File No. 001-14187)	January 18, 2008
*10	.17	Separation Agreement and General Release by and between the Company and Mr. Ernest Thomas, dated as of October 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009
*10	.18	Letter Agreement, dated July 20, 2010, by and between the Company and Stephen J. Knoop (xx)
*10	.19	Change in Control Agreement, effective April 20, 2010, by and between the Company and Robert L. Matejka (xx)
13.1		Portions of RPM International Inc.’s 2010 Annual Report to Stockholders (x)
21.1		Subsidiaries of the Company (x)
23.1		Consent of Independent Registered Public Accounting Firm (x)
31.1		Rule 13a-14(a) Certification of the Company’s Chief Executive Officer (x)
31.2		Rule 13a-14(a) Certification of the Company’s Chief Financial Officer (x)
32.1		Section 1350 Certification of the Company’s Chief Executive Officer (xx)
32.2		Section 1350 Certification of the Company Chief Financial Officer (xx)

*	Management contract or compensatory plan or arrangement.

(x)	Filed herewith.

(xx)	Furnished herewith.

Schedule II

RPM INTERNATIONAL INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

			Additions	Acquisitions
			Charged to	(Disposals)
	Balance at		Selling,	of Businesses				Impact of		Balance at
	Beginning		General and	and		Deductions		Deconsolidation		End
	of Period		Administrative	Reclassifications		(Additions)		(4)		of Period
	(In thousands)

Year Ended May 31, 2010
Allowance for Doubtful Accounts		$22,934	$9,053			$8,581	(1)	$(2,881	)(4)		$20,525

Accrued product liability reserves		$51,453	$12,714			$10,709	(2)	$(5,647	)(4)		$47,811

Accrued warranty reserves		$18,993	$22,213	$46		$23,209	(2)	$(3,125	)(4)		$14,918

Accrued loss reserves — Current		$6,947	$65	$(564	)(3)	$3,215	(2)	$(149	)(4)		$3,084

Asbestos-related liabilities — Current		$65,000		$(45,000	)(3)			$(20,000	)(4)	$

Accrued product liability — Noncurrent		$7,067	$348			$3,084	(2)				$4,331

Environmental reserves — Noncurrent		$3,846	$3,193	$564	(3)	$2,080	(2)	$(1,115	)(4)		$4,408

Accrued Warranty — Noncurrent	$		$2,684								$2,684

Asbestos-related liabilities — Noncurrent		$425,328		$45,000	(3)	$92,621	(2)	$(377,707	)(4)	$

Year Ended May 31, 2009
Allowance for Doubtful Accounts		$24,554	$7,465			$9,085	(1)				$22,934

Accrued product liability reserves		$56,500	$4,432			$9,479	(2)				$51,453

Accrued warranty reserves		$8,055	$27,153			$16,215	(2)				$18,993

Accrued loss reserves — Current		$7,426	$(2,726)	$3,118	(3)	$871	(2)				$6,947

Asbestos-related liabilities — Current		$65,000		$69,417	(3)	$69,417	(2)				$65,000

Accrued product liability — Noncurrent		$8,518	$797			$2,248	(2)				$7,067

Environmental reserves — Noncurrent		$5,455	$375	$(3,118	)(3)	$(1,134	(2)				$3,846

Accrued Warranty — Noncurrent	$									$

Asbestos-related liabilities — Noncurrent		$494,745		$(69,417	)(3)						$425,328

Year Ended May 31, 2008
Allowance for Doubtful Accounts		$19,167	$5,134			$(253	)(1)				$24,554

Accrued product liability reserves		$55,063	$15,032	$163		$13,758	(2)				$56,500

Accrued warranty reserves		$7,195	$8,372	$446		$7,958	(2)				$8,055

Accrued loss reserves — Current		$10,920	$2,321	$(5,071)		$654	(2)				$7,426

Asbestos-related liabilities — Current		$53,000		$94,623	(3)	$82,623	(2)				$65,000

Accrued product liability — Noncurrent		$8,837	$2,060			$2,379	(2)				$8,518

Environmental reserves — Noncurrent	$			$5,451		$(4	)(2)				$5,455

Accrued Warranty — Noncurrent		$1,482	$(1,239)			$243	(2)			$

Asbestos-related liabilities — Noncurrent		$301,268	$288,100	$(94,623	)(3)						$494,745

(1)	Uncollectible accounts written off, net of recoveries

(2)	Primarily claims paid during the year, net of insurance contributions

(3)	Primarily transfers between current and noncurrent

(4)	Reflects the impact of the deconsolidation of SPHC as of May 31, 2010. Refer to Note A(2) and Note I to the Consolidated Financial Statements for the fiscal year ended May 31, 2010 for further information.

S-1