Form 10-Q
period 2010-08-31
RPM INTERNATIONAL INC/DE/
filed 2010-10-06
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010,
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

As of October 4, 2010
128,900,285 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

INDEX

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):	3
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	38
Item 6.	Exhibits	39
Signatures		40
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2010	May 31, 2010
	(Unaudited)
	(In thousands, except share and per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$219,312	$215,355
Trade accounts receivable (less allowances of $20,475 and $20,525, respectively)	624,636	632,485
Inventories	421,228	386,982
Deferred income taxes	20,671	19,788
Prepaid expenses and other current assets	192,488	194,126

Total current assets	1,478,335	1,448,736

Property, Plant and Equipment, at Cost	934,136	924,086
Allowance for depreciation and amortization	(557,902)	(541,559)

Property, plant and equipment, net	376,234	382,527

Other Assets
Goodwill	783,685	768,244
Other intangible assets, net of amortization	308,318	303,159
Other	112,273	101,358

Total other assets	1,204,276	1,172,761

Total Assets	$3,058,845	$3,004,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$283,470	$299,596
Current portion of long-term debt	2,774	4,307
Accrued compensation and benefits	100,030	136,908
Accrued loss reserves	64,412	65,813
Other accrued liabilities	138,824	124,870

Total current liabilities	589,510	631,494

Long-Term Liabilities
Long-term debt, less current maturities	932,979	924,308
Other long-term liabilities	249,443	243,829
Deferred income taxes	50,034	43,152

Total long-term liabilities	1,232,456	1,211,289

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01 authorized 300,000 shares; issued 132,620 and outstanding 129,493 as of August 2010; issued 132,219 and outstanding 129,918 as of May 2010	1,295	1,299
Paid-in capital	725,927	724,089
Treasury stock, at cost	(49,781)	(40,686)
Accumulated other comprehensive (loss)	(80,734)	(107,791)
Retained earnings	544,930	502,562

Total RPM International Inc. stockholders’ equity	1,141,637	1,079,473
Noncontrolling interest	95,242	81,768

Total Equity	1,236,879	1,161,241

Total Liabilities and Stockholders’ Equity	$3,058,845	$3,004,024

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	August 31,
	2010	2009
	(Unaudited)
	(In thousands, except share and per share amounts)

Net Sales	$894,810	$915,953
Cost of Sales	519,384	522,123

Gross Profit	375,426	393,830
Selling, General and Administrative Expenses	253,421	273,146
Interest Expense	16,042	12,797
Investment Expense (Income), Net	(1,977)	(1,094)

Income Before Income Taxes	107,940	108,981
Provision for Income Taxes	32,946	35,903

Net Income	74,994	73,078
Less: Net Income Attributable to Noncontrolling Interests	5,998	53

Net Income Attributable to RPM International Inc. Stockholders	$68,996	$73,025

Average Number of Shares of Common Stock Outstanding:
Basic	127,787	126,774

Diluted	128,254	127,098

Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders
Basic	$0.53	$0.57

Diluted	$0.53	$0.57

Cash Dividends Declared per Share of Common Stock	$0.205	$0.200

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	August 31,
	2010	2009
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities:
Net income	$74,994	$73,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,330	15,557
Amortization	4,874	5,449
Other-than-temporary impairments on marketable securities	57	118
Deferred income taxes	2,321	11,370
Stock-based compensation expense	2,396	2,621
Other	(281)	(603)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease (increase) in receivables	10,016	(1,814)
(Increase) in inventory	(33,603)	(28,999)
(Increase) in prepaid expenses and other current and long-term assets	(12,102)	(9,135)
(Decrease) in accounts payable	(16,781)	(3,156)
(Decrease) in accrued compensation and benefits	(37,281)	(24,313)
(Decrease) in accrued loss reserves	(1,431)	(1,834)
Increase in other accrued liabilities	33,696	33,307
Payments made for asbestos-related claims		(18,556)
Other	918	(954)

Cash From Operating Activities	41,123	52,136

Cash Flows From Investing Activities:
Capital expenditures	(3,255)	(3,262)
Acquisition of businesses, net of cash acquired	(9,962)	(349)
Purchase of marketable securities	(19,296)	(4,077)
Proceeds from sales of marketable securities	20,676	897
Other	(3,634)	501

Cash (Used For) Investing Activities	(15,471)	(6,290)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	9,773	817
Reductions of long-term and short-term debt	(2,635)	(25,290)
Cash dividends	(26,629)	(25,701)
Repurchase of stock	(9,101)
Exercise of stock options	281	2,692

Cash (Used For) Financing Activities	(28,311)	(47,482)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	6,616	4,089

Net Change in Cash and Cash Equivalents	3,957	2,453
Cash and Cash Equivalents at Beginning of Period	215,355	253,387

Cash and Cash Equivalents at End of Period	$219,312	$255,840

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)

NOTE 1 —	CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

Our financial statements include all of our majority-owned subsidiaries, except for certain subsidiaries that were deconsolidated on May 31, 2010 (please refer to Note 2). We account for our investments in less-than-majority-owned joint ventures under the equity method. Effects of transactions between related companies, except for certain subsidiaries that were deconsolidated, are eliminated in consolidation.

Noncontrolling interests are presented in our Consolidated Financial Statements as if parent company investors (controlling interests) and other minority investors (noncontrolling interests) in partially-owned subsidiaries have similar economic interests in a single entity. As a result, investments in noncontrolling interests are reported as equity in our consolidated financial statements. Additionally, our Consolidated Financial Statements include 100% of a controlled subsidiary’s earnings, rather than only our share. Transactions between the parent company and noncontrolling interests are reported in equity as transactions between stockholders provided that these transactions do not create a change in control.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by Generally Accepted Accounting Principles in the U.S. (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three month periods ended August 31, 2010 and 2009. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2010.

Our business is dependent on external weather factors. Historically, we have experienced strong sales and net income in our first, second and fourth fiscal quarters comprising the three month periods ending August 31, November 30 and May 31, respectively, with weaker performance in our third fiscal quarter (December through February).

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2 —	DECONSOLIDATION OF SPECIALTY PRODUCTS HOLDING CORP. (“SPHC”)

On May 31, 2010, Bondex International, Inc. (“Bondex”) and its parent, SPHC, filed Chapter 11 reorganization proceedings in the United States Bankruptcy Court for the District of Delaware. SPHC is our wholly owned subsidiary. In accordance with Accounting Standards Codification (“ASC”) 810, when a subsidiary becomes subject to the control of a government, court, administrator, or regulator, deconsolidation of that subsidiary is generally required. We have therefore deconsolidated SPHC and its subsidiaries from our balance sheet as of May 31, 2010, and have eliminated the results of SPHC’s operations from our results of operations beginning on that date. We believe we have no responsibility for liabilities of SPHC and Bondex. As a result of the Chapter 11 reorganization proceedings, on a prospective basis we will account for our investment in SPHC under the cost method.

We had a net receivable from SPHC at May 31, 2010, that we expect will remain unchanged until the bankruptcy proceedings have been finalized. Included in this net amount are receivables and payables, which we concluded we have the right to report as a net amount based on several factors, including the fact that all amounts are determinable, the balances are due to and from our subsidiaries, and we have been given reasonable assurance that netting the applicable receivables and payables would remain legally enforceable. We analyzed our net investment in SPHC as of May 31, 2010, which included a review of our advances to SPHC, an assessment of the collectibility of our net receivables due from SPHC, and a computation of the gain to be recorded upon deconsolidation based on the carrying amount of our investment in SPHC. In accordance with GAAP, the gain on deconsolidation related to

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the carrying amount of net assets of SPHC at May 31, 2010, was calculated in accordance with ASC 810-10-40-5, as follows:

a) the aggregate of (1) the fair value of consideration received, (2) the fair value of any retained noncontrolling investment in the former subsidiary at the date the subsidiary is deconsolidated, and (3) the carrying amount of any noncontrolling interest in the former subsidiary; less

b) the carrying amount of the former subsidiary’s assets and liabilities.

In determining the carrying value of any retained noncontrolling investment in SPHC at the date of deconsolidation we considered several factors, including analyses of cash flows combined with various assumptions relating to the future performance of this entity and a discounted value of SPHC’s recorded asbestos-related contingent obligations based on information available to us as of the date of deconsolidation. The discounted cash flow approach relies primarily on Level 3 unobservable inputs, whereby expected future cash flows are discounted using a rate that includes assumptions regarding an entity’s average cost of debt and equity, incorporates expected future cash flows based on internal business plans, and applies certain assumptions about risk and uncertainties due to the bankruptcy filing. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. As a result of this analysis, we determined that the carrying value of our retained interest in SPHC approximated zero.

As a result of the combined analyses of each of the components of our net investment in SPHC, we recorded a net loss of approximately $7.9 million, which is reflected in Other Expense, Net, for the year ended May 31, 2010.

NOTE 3 —	INVENTORIES

Inventories were composed of the following major classes:

	August 31,	May 31,
	2010	2010
	(In thousands)

Raw material and supplies	$134,550	$123,144
Finished goods	286,678	263,838

Total Inventory	$421,228	$386,982

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	MARKETABLE SECURITIES

The following tables summarize marketable securities held at August 31, 2010 and May 31, 2010 by asset type:

	Available-for-Sale Securities
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
August 31, 2010	Cost	Gains	Losses	Amount)
	(In thousands)

Equity securities:
Stocks	$51,360	$18,708	$(2,011)	$68,057
Mutual funds	29,466	3,664	(85)	33,045

Total equity securities	80,826	22,372	(2,096)	101,102
Fixed maturity:
U.S. treasury and other government	20,117	572	(91)	20,598
Corporate bonds	3,423	344	—	3,767
Mortgage-backed securities	307	107	—	414

Total fixed maturity securities	23,847	1,023	(91)	24,779

Total	$104,673	$23,395	$(2,187)	$125,881

	Available-for-Sale Securities
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
May 31, 2010	Cost	Gains	Losses	Amount)
	(In thousands)

Equity securities:
Stocks	$46,188	$10,926	$(1,181)	$55,933
Mutual funds	24,168	3,397	(470)	27,095

Total equity securities	70,356	14,323	(1,651)	83,028
Fixed maturity:
U.S. treasury and other government	19,730	412	(62)	20,080
Corporate bonds	7,921	507	(33)	8,395
State and municipal bonds	387	4	(3)	388
Foreign bonds	1,305	55	(8)	1,352
Mortgage-backed securities	491	178	(2)	667

Total fixed maturity securities	29,834	1,156	(108)	30,882

Total	$100,190	$15,479	$(1,759)	$113,910

Marketable securities, included in other current and long-term assets, totaling $90.3 million and $35.6 million at August 31, 2010, respectively, and $91.7 million and $22.2 million at May 31, 2010, respectively, are composed of available-for-sale securities and are reported at fair value. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Changes in the fair values of securities that are considered temporary are recorded as unrealized gains and losses, net of applicable taxes, in accumulated other comprehensive income (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in operating income in the period in which the unrealized losses are deemed other than temporary. In order to determine whether an other-than-temporary decline in market value has occurred, the duration of the decline in value and our ability to hold the investment are considered in conjunction with an

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value.

Gross gains and losses realized on sales of investments were $2.4 million and $1.7 million, respectively, for the quarter ended August 31, 2010. Gross gains and losses realized on sales of investments were less than $0.1 million for the quarter ended August 31, 2009. During the first quarter of fiscal 2011 and fiscal 2010, we recognized losses of $0.1 million for securities deemed to have other-than-temporary impairments. These amounts are included in investment income, net in the Consolidated Statements of Income.

Summarized below are the securities we held at August 31, 2010 and May 31, 2010 that were in an unrealized loss position and that were included in accumulated other comprehensive income, aggregated by the length of time the investments had been in that position:

	August 31, 2010		May 31, 2010
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In thousands)

Total investments with unrealized losses	$26,232	$(2,187)	$31,249	$(1,759)
Unrealized losses with a loss position for less than 12 months	21,047	(1,850)	22,002	(1,385)
Unrealized losses with a loss position for more than 12 months	5,185	(337)	9,247	(374)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. Unrealized losses at August 31, 2010 were generally related to the volatility in valuations over the last several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at August 31, 2010 were less than 15% below their original cost or have been in a loss position for less than six consecutive months. Although we have begun to see recovery in general economic conditions over the past year, if we were to experience continuing or significant unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at August 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)

Due:
Less than one year	$5,201	$5,155
One year through five years	9,463	9,738
Six years through ten years	4,768	5,023
After ten years	4,415	4,863

	$23,847	$24,779

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	FAIR VALUE MEASUREMENTS

Financial instruments recorded on the balance sheet include cash and cash equivalents, trade accounts receivable, marketable securities, notes and accounts payable, and debt.

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

All derivative instruments are recognized on our Consolidated Balance Sheet and measured at fair value. Changes in the fair values of derivative instruments that do not qualify as hedges and/or any ineffective portion of hedges are recognized as a gain or (loss) in our Consolidated Statement of Income in the current period. Changes in the fair value of derivative instruments used effectively as fair value hedges are recognized in earnings (losses), along with the change in the value of the hedged item. We do not hold or issue derivative instruments for speculative purposes.

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

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Fair Value at
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	August 31, 2010
	(In thousands)

U.S. Treasury and other government	$—	$20,598	$—	$20,598
Mortgage-backed securities		414		414
Corporate bonds		3,767		3,767
Stocks	68,057	—		68,057
Mutual funds		33,045		33,045
Cross-currency swap		(2,456)		(2,456)

Total	$68,057	$55,368	$—	$123,425

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Fair Value at
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	May 31, 2010
	(In thousands)

U.S. Treasury and other government	$—	$20,080	$—	$20,080
State and municipal bonds		388		388
Foreign bonds		1,352		1,352
Mortgage-backed securities		667		667
Corporate bonds		8,395		8,395
Stocks	55,933	—		55,933
Mutual funds		27,095		27,095
Cross-currency swap		(1,412)		(1,412)

Total	$55,933	$56,565	$—	$112,498

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

Our cross-currency swap was designed to fix our interest and principal payments in euros for the life of our unsecured 6.70% senior notes due November 1, 2015, which resulted in an effective euro fixed-rate borrowing of 5.31%. The basis for determining the rates for this swap included three legs at the inception of the agreement: the USD fixed rate to a USD floating rate; the euro floating to euro fixed rate; and the dollar to euro basis fixed rate at inception. Therefore, we essentially exchanged fixed payments denominated in USD for fixed payments denominated in fixed euros, paying fixed euros at 5.31% and receiving fixed USD at 6.70%. The ultimate payments are based on the notional principal amounts of 150 million USD and approximately 125 million euros. There will be an exchange of the notional amounts at maturity. The rates included in this swap are based upon observable market data, but are not quoted market prices, and therefore, the cross-currency swap is considered a Level 2 liability on the fair value hierarchy. Additionally, our cross-currency swap has been designated as a hedging instrument, and is classified as other long-term liabilities in our Consolidated Balance Sheets.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable, and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At August 31, 2010 and May 31, 2010, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of August 31, 2010 and May 31, 2010 are as follows:

	At August 31, 2010
	Carrying Value	Fair Value
	(In thousands)

Cash and cash equivalents	$219,312	$219,312
Marketable equity securities	101,102	101,102
Marketable debt securities	24,779	24,779
Long-term debt, including current portion	935,753	1,035,355

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At May 31, 2010
	Carrying Value	Fair Value
	(In thousands)

Cash and cash equivalents	$215,355	$215,355
Marketable equity securities	83,028	83,028
Marketable debt securities	30,882	30,882
Long-term debt, including current portion	928,615	1,000,128

NOTE 6 —	REORGANIZATION PROCEEDINGS OF CERTAIN SUBSIDIARIES

General — Bondex and SPHC are defendants in various asbestos-related bodily injury lawsuits filed in various state courts. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products.

On May 31, 2010, Bondex and its parent, SPHC, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. SPHC is the parent company of Bondex and is also the parent company for various operating companies that are not part of the reorganization filing, including Chemical Specialties Manufacturing Corp., Day-Glo Color Corp., Dryvit Holdings, Inc., Guardian Protection Products Inc., Kop-Coat Inc., TCI, Inc. and RPM Wood Finishes Group, Inc. SPHC and Bondex (the “filing entities”) took this action to permanently and comprehensively resolve all pending and future asbestos-related liability claims associated with Bondex and SPHC-related products. As a result of the filing, all Bondex and SPHC asbestos personal injury lawsuits have been stayed due to the imposition of an automatic stay applicable in bankruptcy cases. In addition, at the request of SPHC and Bondex, the bankruptcy court has entered orders staying all claims against RPM International Inc. and its affiliates that are derivative of the asbestos claims against SPHC and Bondex. Through the Chapter 11 proceedings, the filing entities intend ultimately to establish a trust in accordance with section 524(g) of the Bankruptcy Code and seek the imposition of a channeling injunction that will direct all future SPHC-related and Bondex-related claims to the trust. It is anticipated that the trust will compensate claims at appropriate values established by the trust documents and approved by the bankruptcy court. Because the case is in the beginning stages, it is not possible to predict how long the proceedings will last, the form of any ultimate resolution or when an ultimate resolution might occur.

Prior to the bankruptcy filing, the filing entities had engaged in a strategy of litigating asbestos-related products liability claims brought against them. Claims paid during the year ended May 31, 2010, prior to the bankruptcy filing, were $92.6 million, which included defense-related payments during the year of $42.6 million. No claims have been paid since the bankruptcy filing and it is not contemplated that any claims will be paid until a plan of reorganization is confirmed and an asbestos trust is established and operating.

Prior to the Chapter 11 bankruptcy filing, we recorded asbestos-related contingent liabilities that included estimations of future costs, which by nature are subject to many uncertainties that may change over time, including (i) the ultimate number of claims filed; (ii) the amounts required to resolve both currently known and future unknown claims; (iii) the amount of insurance, if any, available to cover such claims, including the outcome of coverage litigation against the filing entities’ third-party insurers; (iv) future earnings and cash flow of the filing entities; (v) the impact of bankruptcies of other companies whose share of liability may be imposed on the filing entities under certain state liability laws; (vi) the unpredictable aspects of the litigation process including a changing trial docket and the jurisdictions in which trials are scheduled; (vii) the outcome of any such trials including judgments or jury verdicts, as a result of our more aggressive defense posture, which included taking selective cases to verdict; (viii) the lack of specific information in many cases concerning exposure to products for which one of our subsidiaries is responsible and the claimants’ diseases; (ix) potential changes in applicable federal and/or state law; and (x) the potential impact of various proposed structured settlement transactions or subsidiary bankruptcies by other companies, some of which are the subject of federal appellate court review, the outcome of which could have materially affected future asbestos-related liability estimates.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Historical Asbestos Liability Reserve — In fiscal 2006, management retained Crawford & Winiarski (“C&W”), an independent, third-party consulting firm with expertise in the area of asbestos valuation work, to assist it in calculating an estimate of Bondex’s liability for unasserted-potential-future-asbestos-related claims. C&W’s methodology to project Bondex’s liability for unasserted-potential-future-asbestos-related claims included an analysis of: (a) a widely accepted forecast of the population likely to have been exposed to asbestos; (b) epidemiological studies estimating the number of people likely to develop asbestos-related diseases; (c) the historical rate at which mesothelioma incidences resulted in the payment of claims by Bondex; (d) the historical settlement averages to value the projected number of future compensable mesothelioma claims; (e) the historical ratio of mesothelioma-related indemnity payments to non-mesothelioma indemnity payments; and (f) the historical defense costs and their relationship with total indemnity payments. Based upon the results of this analysis, Bondex recorded an accrued liability for asbestos claims through 2016 as of May 31, 2006 of $421.3 million. This amount was calculated on a pre-tax basis and was not discounted for the time value of money.

During the fiscal year ended May 31, 2008, the ten-year asbestos liability established as of May 31, 2006 was reviewed and evaluated. As part of that process, the credibility of epidemiological studies of Bondex’s mesothelioma claims, first introduced to management by C&W some two-and-one-half years earlier, was validated. At the core of the evaluation process, and the basis of C&W’s actuarial work on behalf of Bondex, is the Nicholson Study. The Nicholson Study is the most widely recognized reference in bankruptcy trust valuations, global settlement negotiations and the Congressional Budget Office’s work done on the proposed FAIR Act in 2006. Based on our ongoing comparison of the Nicholson Study projections and Bondex’s specific actual experience, which at that time continued to bear an extremely close correlation to the study’s projections, the asbestos liability projection was extended out to the year 2028. C&W assisted in calculating an estimate of our liability for unasserted-potential-future-asbestos-related claims out to 2028. C&W projected that the cost of extending the asbestos liability to 2028, coupled with an updated evaluation of Bondex’s current known claims to reflect its most recent actual experience, would be $288.1 million. Therefore, management added $288.1 million to the existing asbestos liability, which brought Bondex’s total asbestos-related balance sheet liabilities at May 31, 2008 to $559.7 million. On May 30, 2010, the day prior to the bankruptcy filing, Bondex had recorded an asbestos related product liability of $397.7 million.

The table below illustrates movements in the Bondex asbestos liability for fiscal 2008, 2009 and 2010:

Asbestos Liability Movement
(Current and Long-Term)

	Balance at	Additions to		Impact of
	Beginning	Asbestos		Deconsolidation	Balance at End
	of Period	Charge	Deductions(1)	of SPHC(2)	of Period
	(In thousands)

Year Ended May 31, 2010	$490,328		$92,621	$(397,707)	$—
Year Ended May 31, 2009	559,745		69,417		490,328
Year Ended May 31, 2008	354,268	$288,100	82,623		559,745

(1)	Deductions include payments for defense-related costs and amounts paid to settle claims.

(2)	During the year ended May 31, 2010, SPHC and Bondex filed Chapter 11 reorganization proceedings in the United States Bankruptcy Court for the District of Delaware, and as a result, were deconsolidated from our results, as required. Refer to Note 2 for further information.

This liability, as a result of the accounting for the deconsolidation of SPHC and its subsidiaries set forth in Note 2, is no longer included in RPM International Inc.’s consolidated balance sheet, effective May 31, 2010.

Insurance Coverage Litigation — During calendar year 2003, the filing entities’ third-party insurers claimed exhaustion of coverage. On July 3, 2003, certain of our subsidiaries, including the filing entities, filed the case of

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bondex International, Inc. et al. v. Hartford Accident and Indemnity Company et al., Case No. 1:03-cv-1322, in the United States District Court for the Northern District of Ohio, for declaratory judgment, breach of contract and bad faith against the named third-party insurers, challenging their assertion that their policies covering asbestos-related claims had been exhausted. On December 1, 2008, the trial court denied the plaintiffs’ motions for partial summary judgment and granted the defendants’ motions for summary judgment against plaintiffs, including the filing entities, and entered judgment on all remaining claims and counterclaims, and dismissed the action. Plaintiffs, including the filing entities, appealed the trial court’s decision to the United States Court of Appeals for the Sixth Circuit, which appeal is currently pending. The Sixth Circuit has stayed the appeal as a result of the bankruptcy filing, but an agreement in principle has been reached with the insurers that may result in the appeal resuming in November 2010. Bondex has not included any potential benefits from the ongoing insurance coverage litigation in calculating its asbestos liability. RPM International Inc. is not a party to this insurance litigation.

Debtor-in-Possession (“DIP”) Financing — In connection with the bankruptcy filing, SPHC, Bondex and certain of SPHC’s subsidiaries entered into a three-year, $40.0 million DIP Credit facility (the “DIP Credit Facility”) with Wachovia Capital Finance Corporation (New England). The Bankruptcy Court approved this facility, and granted Wachovia a super priority administrative expense claim for all amounts owed under the facility. The facility is secured by security interests and liens in virtually all of the real and personal property and assets of Bondex, SPHC and certain of SPHC’s subsidiaries. The DIP Credit Facility generally permits borrowings for working capital, capital expenditures and other general corporate purposes. The DIP Credit Facility also imposes certain financial and non-financial covenants on SPHC and its subsidiaries. RPM International Inc. is not a party to the DIP Credit Facility and it has not guaranteed obligations under such facility.

Financial Results and Reorganization Items — The SPHC condensed consolidated financial statements set forth below have been prepared in conformity with ASC 852, Reorganizations (“ASC 852”).

Specialty Products Holding Corp.
Consolidated Statements of Income
Unaudited

Quarter Ended
August 31,
2009
(In thousands)

Net Sales	$74,546
Net sales to RPM	6,715

Total net sales	81,261
Cost of sales	51,097

Gross profit	30,164
Selling, general & administrative expenses	22,387
Interest expense	6
Investment expense (income), net	(129)

Income before income taxes	7,900
Provision for income taxes	2,872

Net income	$5,028

SPHC and its subsidiaries routinely engage in intercompany transactions with other entities within RPM in the ordinary course of business, including services provided by RPM International Inc. to SPHC and its subsidiaries under an administrative services agreement. These services include risk management and insurance services, benefits administration, IT services, legal services, environmental, health and safety compliance management, tax

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

planning and compliance services, treasury and cash management, various accounting services, including preparation of accounting books and financial statement preparation, internal audit services, benefits associated with group purchasing of various supplies and equipment, and consulting services associated with various business development activities. The Bankruptcy Court has approved this administrative services agreement.

As a result of their bankruptcy filing, SPHC and Bondex are precluded from paying dividends to shareholders and from making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within the RPM group of companies (the “Pre-Petition Intercompany Payables”) or other pre-petition creditors during the pendency of the bankruptcy case, without the Bankruptcy Court’s approval. Moreover, no assurances can be given that any of the Pre-Petition Intercompany Payables will ever be paid or otherwise satisfied.

When SPHC emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization.

SPHC has assessed its liquidity position as a result of the bankruptcy filing and believes that it can continue to fund its and its subsidiaries’ operating activities and meet its debt and capital requirements for the foreseeable future. The SPHC condensed consolidated financial information set forth above has been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business.

NOTE 7 —	CONTINGENCIES AND OTHER ACCRUED LOSSES

We provide, through our wholly-owned insurance subsidiaries, certain insurance coverage, primarily product liability coverage, to our other subsidiaries. Excess coverage is provided by third-party insurers. Our reserves provide for these potential losses as well as other uninsured claims.

We also offer warranty programs at several of our industrial businesses and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received, which are not currently estimable due to the significant number of variables contributing to the extent of any necessary remediation. While our warranty liability represents our best estimate at August 31, 2010, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense.

The following table includes the changes in our accrued warranty balances:

	Quarter Ended
	August 31,
	2010	2009
	(In thousands)

Beginning Balance	$17,602	$18,993
Deductions(1)	(5,812)	(7,462)
Provision charged to SG&A expense	4,150	5,280

Ending Balance	$15,940	$16,811

(1)	Primarily claims paid during the year.

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

NOTE 8 —	INVESTMENT (INCOME) EXPENSE, NET

Investment (income) expense, net, consists of the following components:

	Quarter Ended
	August 31,
	2010	2009
	(In thousands)

Interest (income)	$(1,024)	$(890)
(Gain) loss on sale of marketable securities	(716)	(45)
Other-than-temporary impairment on securities	57	118
Dividend (income)	(294)	(277)

Investment (income) expense, net	$(1,977)	$(1,094)

NOTE 9 —	INCOME TAXES

The effective income tax rate was 30.5% for the three months ended August 31, 2010 compared to an effective income tax rate of 32.9% for the three months ended August 31, 2009.

For the three months ended August 31, 2010 and, to a greater extent for the three months ended August 31, 2009, the effective tax rate differed from the federal statutory rate principally due to increases in taxes as a result of the impact of non-deductible business operating expenses, state and local income taxes and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards. The increases in the tax rates were offset by the impact of certain foreign operations on our U.S. taxes, the effect of lower tax rates in certain of our foreign jurisdictions and the domestic manufacturing deduction. Additionally, for the three months ended August 31, 2010, a decrease in the effective income tax rate resulted from a one-time benefit related to changes in tax laws in the United Kingdom, including the effect of lower income tax rates.

As of August 31, 2010, we had unrecognized tax benefits of approximately $2.7 million, of which approximately $1.8 million would impact the effective tax rate, if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At August 31, 2010, the accrual for interest and penalties totaled approximately $1.5 million. We do not anticipate any significant changes to the total unrecognized tax benefits within the next 12 months.

We, or our subsidiaries, file income tax returns in the U.S. and in various state, local and foreign jurisdictions. As of August 31, 2010 we are subject to U.S. federal income tax examinations for the fiscal years 2007 through 2010. In addition, with limited exceptions, we, or our subsidiaries, are subject to state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2003 through 2010. We are currently under examination in the U.S. and in various non-U.S. jurisdictions including an ongoing audit by the Internal Revenue Service for the fiscal 2007 and 2008 tax years. Although it is possible that certain tax examinations could be resolved during the next 12 months, the timing and outcomes are uncertain.

As of August 31, 2010, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at August 31, 2010 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowances relate to U.S. foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions. In accordance with ASC 805, Business Combinations, any reversal of the valuation allowance that was recorded in purchase accounting reduces income tax expense.

We include SPHC and its domestic subsidiaries (collectively, the “SPHC Group”) in our consolidated federal income tax return. We entered into a tax-cooperation agreement (the “Agreement”) with the SPHC Group, effective from June 1, 2010. Generally, the Agreement provides, amongst other items, that the federal income taxes of the SPHC Group are to be computed on a stand-alone separate return basis. The current portion of such income tax payable, if any, is due from the SPHC Group to us. Conversely, subject to the terms of the Agreement, income tax benefits associated with net operating loss or tax credit carryovers generated by the SPHC Group, if any, for the taxable year that benefits our consolidated income tax return for that taxable year are payable by us to the SPHC Group. Additionally, pursuant to the terms of the Agreement, a similar approach is applied to consolidated, combined or unitary state tax returns.

NOTE 10 —	PENSION AND POSTRETIREMENT HEALTH CARE BENEFITS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three month periods ended August 31, 2010 and 2009:

	U.S. Plans		Non-U.S. Plans
	Quarter Ended		Quarter Ended
	August 31,		August 31,
Pension Benefits	2010	2009	2010	2009
	(In thousands)

Service cost	$4,239	$3,673	$830	$487
Interest cost	3,434	3,226	1,782	1,822
Expected return on plan assets	(3,139)	(2,450)	(1,655)	(1,502)
Amortization of:
Prior service cost	90	88	3	2
Net actuarial losses recognized	1,980	1,427	585	235

Net Periodic Benefit Cost	$6,604	$5,964	$1,545	$1,044

	U.S. Plans		Non-U.S. Plans
	Quarter Ended		Quarter Ended
	August 31,		August 31,
Postretirement Benefits	2010	2009	2010	2009
	(In thousands)

Service cost	$1	$1	$169	$81
Interest cost	110	142	213	160
Amortization of:
Prior service cost	(21)	(7)
Net actuarial (gains) losses recognized	(48)	(34)	21	(33)

Net Periodic Benefit Cost	$42	$102	$403	$208

We previously disclosed in our financial statements for the fiscal year ended May 31, 2010 that we expected to contribute approximately $10.1 million to our retirement plans in the U.S. and approximately $8.9 million to plans outside the U.S. during the current fiscal year. As of August 31, 2010, we do not anticipate any changes to these contribution levels.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 31, 2010, we deconsolidated SPHC and its subsidiaries from our balance sheet, and eliminated the results of SPHC’s operations beginning on that date. Therefore, the information reflected above for the quarter ended August 31, 2010 for the U.S. Plans pension benefits excludes amounts related to SPHC’s pension plans.

NOTE 11 —	EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method, for the three month periods ended August 31, 2010 and 2009:

	Three Months Ended
	August 31,
	2010	2009
	(In thousands, except per share amounts)

Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$68,996	$73,025
Less: Allocation of earnings and dividends to participating securities	(903)	(1,066)

Net income available to common shareholders — basic	68,093	71,959
Add: Undistributed earnings reallocated to unvested shareholders	2	2

Net income available to common shareholders — diluted	$68,095	$71,961

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,787	126,774
Average diluted options	467	324

Total shares for diluted earnings per share (1)	128,254	127,098

Earnings Per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.53	$0.57

Diluted (1)	$0.53	$0.57

(1)	For the quarters ended August 31, 2010 and 2009, approximately 1,919,000 and 1,985,00 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted earnings per share, as the effect would have been anti-dilutive.

NOTE 12 —	SEGMENT INFORMATION

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. This reportable segment comprises three separate operating segments — our Building Solutions Group, Performance Coatings Group, and RPM2 Group. Products and services within this reportable segment include construction chemicals; roofing systems; weatherproofing and other sealants; polymer flooring; wood stains; edible coatings and specialty glazes for pharmaceutical, cosmetic and food industries; and other specialty chemicals.

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

In addition to our two reportable segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either reportable segment. Assets related to the corporate/other category consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other assets and expenses reconcile reportable segment data to total consolidated income before income taxes and identifiable assets. Our comparative three month results for the periods ended August 31, 2010 and 2009, and identifiable assets as of August 31, 2010 and May 31, 2010 are presented in segment detail in the following table.

	Three Months Ended
	August 31,	August 31,
	2010	2009
	(In thousands)

Net Sales
Industrial Segment	$602,314	$624,027
Consumer Segment	292,496	291,926

Consolidated	$894,810	$915,953

Gross Profit
Industrial Segment	$260,362	$276,375
Consumer Segment	115,064	117,455

Consolidated	$375,426	$393,830

Income (Loss) Before Income Taxes
Industrial Segment	$82,479	$84,879
Consumer Segment	49,027	50,196
Corporate/Other	(23,566)	(26,094)

Consolidated	$107,940	$108,981

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 31,	May 31,
	2010	2010

Identifiable Assets
Industrial Segment	$1,745,317	$1,666,005
Consumer Segment	1,103,093	1,135,211
Corporate/Other	210,435	202,808

Consolidated	$3,058,845	$3,004,024

NOTE 13 —	STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the quarter ended August 31, 2010, we repurchased approximately 0.5 million shares of our common stock at a cost of $8.6 million under this program.

NOTE 14 —	EQUITY

The following table illustrates the components of total equity and comprehensive income for the quarter ended August 31, 2010 :

	Total RPM
	International	Noncontrolling
	Inc. Equity	Interest	Total Equity
	(In thousands)

Total equity at May 31, 2010	$1,079,473	$81,768	$1,161,241
Net income	68,996	5,998	74,994
Other Comprehensive Income:
Foreign currency translation adjustments	19,273	6,083	25,356
Pension and other postretirement benefit liability adjustments, net of tax	591	45	636
Unrealized gain on securities, net of tax	4,955	739	5,694
Unrealized gain on derivatives, net of tax	2,238	609	2,847

Total Other Comprehensive Income, net of tax	27,057	7,476	34,533

Comprehensive Income	96,053	13,474	109,527
Dividends paid	(26,629)		(26,629)
Other	(988)		(988)
Shares repurchased	(8,560)		(8,560)
Stock option exercises, net	428		428
Stock based compensation expense	472		472
Restricted awards, net	1,388		1,388

Total Equity at August 31, 2010	$1,141,637	$95,242	$1,236,879

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the components of total comprehensive income for the three months ended August 31, 2009:

(In thousands)

Net income	$73,078
Other Comprehensive Income:
Foreign currency translation adjustments	9,820
Pension and other postretirement benefit liability adjustments, net of tax	1,314
Unrealized gain on securities, net of tax	7,298
Unrealized gain on derivatives, net of tax	9,600

Total Other Comprehensive Income, net of tax	28,032

Comprehensive Income	101,110
Less: Net Income and Other Comprehensive Income Attributable to Noncontrolling Interest	53

Total Comprehensive Income Attributable to RPM International Inc. Stockholders	$101,057

NOTE 15 —	SUBSEQUENT EVENTS

We have evaluated events subsequent to August 31, 2010, through the date the financial statements were issued, and have determined no events have occurred that require adjustment of or disclosure in the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements include the accounts of RPM International Inc. and its majority-owned subsidiaries, except for certain subsidiaries that were deconsolidated on May 31, 2010 (please refer to Note 2 to the Consolidated Financial Statements for further information). Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate these estimates, including those related to our allowances for doubtful accounts; inventories; allowances for recoverable taxes; useful lives of property, plant and equipment; goodwill and other intangible assets; environmental, warranties and other contingent liabilities; income tax valuation allowances; pension plans; and the fair value of financial instruments. We base our estimates on historical experience, our most recent facts, and other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of our assets and liabilities. Actual results, which are shaped by actual market conditions, may differ materially from our estimates.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

Our reporting currency is the U.S. dollar. However, the functional currency for each of our foreign subsidiaries is its local currency. We translate the amounts included in our Consolidated Statements of Income from our foreign subsidiaries into U.S. dollars at weighted-average exchange rates, which we believe are representative of the actual exchange rates on the dates of the transactions. Our foreign subsidiaries’ assets and liabilities are translated into U.S. dollars from local currency at the actual exchange rates as of the end of each reporting date, and we record the resulting foreign exchange translation adjustments in our Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). If the U.S. dollar strengthens, we will reflect the resulting losses as a component of accumulated other comprehensive income (loss). Conversely, if the U.S. dollar were to weaken, foreign exchange translation gains could result, which would favorably impact accumulated other comprehensive income. Translation adjustments will be included in net earnings in the event of a sale or liquidation of any of our underlying foreign investments, or in the event that we distribute the accumulated earnings of consolidated foreign subsidiaries. If we determine that the functional currency of any of our foreign subsidiaries should be the U.S. dollar, our financial statements will be affected. Should this occur, we will adjust our reporting to appropriately account for any such changes.

As appropriate, we use permanently invested intercompany loans as a source of capital to reduce exposure to foreign currency fluctuations at our foreign subsidiaries. These loans, on a consolidated basis, are treated as being analogous to equity for accounting purposes. Therefore, foreign exchange gains or losses on these intercompany loans are recorded in accumulated other comprehensive income (loss). If we determine that the functional currency of any of our subsidiaries should be the U.S. dollar, we will no longer record foreign exchange gains or losses on such intercompany loans.

Goodwill

We test our goodwill balances at least annually, or more frequently as impairment indicators arise, using a fair-value approach at the reporting unit level. Our reporting units have been identified at the component level, which is the operating segment level or one level below our operating segments. We perform a two-step impairment test. In the first step, we compare the fair value of each of our reporting units to its carrying value. We have elected to perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, during our fourth fiscal quarter. Calculating the fair market values of reporting units requires our use of estimates and assumptions.

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

Our annual goodwill impairment analysis for fiscal 2010 did not result in any impairment loss. The excess of fair value over carrying value for reporting units as of March 1, 2010, ranged from approximately $3.4 million (for a new reporting unit acquired within the last 12 months) to $647.1 million. In order to evaluate the sensitivity of the fair value calculations of our goodwill impairment test, we applied a hypothetical 5% decrease to the fair values of each reporting unit. This hypothetical 5% decrease would result in excess fair value over carrying value ranging from approximately $0.3 million to $603.7 million for our reporting units. Further, we compare the sum of the fair values of our reporting units resulting from our discounted cash flow calculations to our market capitalization as of our valuation date. We use this comparison to further assess the reasonableness of the assumptions employed in our valuation calculations. As of the valuation date, the sum of the fair values we calculated for our reporting units approximated our market capitalization.

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

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter. Measuring a potential impairment of non-goodwill intangibles and other long-lived assets requires the use of various estimates and assumptions, including the determination of which cash flows are directly related to the assets being evaluated, the respective useful lives over which those cash flows will occur and potential residual values, if any. If we determine that the carrying values of these assets may not be recoverable based upon the existence of one or more of the above-described indicators or other factors, any impairment amounts would be measured based on the projected net cash flows expected from these assets, including any net cash flows related to eventual disposition activities. The determination of any impairment losses would be based on the best information available, including internal estimates of discounted cash flows; quoted market prices, when available; and independent appraisals, as appropriate, to determine fair values. Cash flow estimates would be based on our historical experience and our internal business plans, with appropriate discount rates applied. Our fiscal 2010 annual impairment tests of each of our indefinite-lived intangible assets did not result in any impairment loss.

Income Taxes

Our provision for income taxes is calculated using the liability method, which requires the recognition of deferred income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain changes in valuation allowances. We provide valuation allowances against deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Further, at each interim reporting period, we estimate an effective income tax rate that is expected to be applicable for the full year. Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. Additionally, interpretation of tax laws, court decisions or other guidance provided by taxing authorities influences our estimate of the effective income tax rates. As a result, our actual effective income tax rates and related income tax liabilities may differ materially from our estimated effective tax rates and related income tax liabilities. Any resulting differences are recorded in the period they become known.

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

Our environmental-related accruals are similarly established and/or adjusted as more information becomes available upon which costs can be reasonably estimated. Here again, actual costs may vary from these estimates because of the inherent uncertainties involved, including the identification of new sites and the development of new information about contamination. Certain sites are still being investigated; therefore, we have been unable to fully evaluate the ultimate costs for those sites. As a result, accruals have not been estimated for certain of these sites and costs may ultimately exceed existing estimated accruals for other sites. We have received indemnities for potential environmental issues from purchasers of certain of our properties and businesses and from sellers of some of the properties or businesses we have acquired. We also have purchased insurance to cover potential environmental liabilities at certain sites. If the indemnifying or insuring party fails to, or becomes unable to, fulfill its obligations under those agreements or policies, we may incur environmental costs in addition to any amounts accrued, which may have a material adverse effect on our financial condition, results of operations or cash flows.

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

We maintain accruals for estimated income tax exposures for many different jurisdictions. Tax exposures are settled primarily through the resolution of audits within each tax jurisdiction or the closing of a statute of limitation. Tax exposures can also be affected by changes in applicable tax laws or other factors, which may cause us to believe a revision of past estimates is appropriate. We believe that appropriate liabilities have been recorded for income tax exposures; however, actual results may differ materially from our estimates.

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

Changes in our key plan assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit and various postretirement benefit plans. Based upon May 31, 2010 information, the following tables reflect the impact of a 1% change in the key assumptions applied to our defined benefit pension plans in the U.S. and internationally:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
	(In millions)

Discount Rate
Increase (decrease) in expense in FY 2010	$(2.6)	$3.0	$(1.3)	$1.3
Increase (decrease) in obligation as of May 31, 2010	$(27.1)	$30.1	$(17.7)	$25.9
Expected Return on Plan Assets
Increase (decrease) in expense in FY 2010	$(1.1)	$1.1	$(1.0)	$1.0
Increase (decrease) in obligation as of May 31, 2010	N/A	N/A	N/A	N/A
Compensation Increase
Increase (decrease) in expense in FY 2010	$2.1	$(1.9)	$0.9	$(0.6)
Increase (decrease) in obligation as of May 31, 2010	$10.3	$(9.4)	$5.3	$(4.8)

Based upon May 31, 2010 information, the following tables reflect the impact of a 1% change in the key assumptions applied to our various postretirement health care plans:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
	(In millions)

Discount Rate
Increase (decrease) in expense in FY 2010	$—	$—	$(0.2)	$0.2
Increase (decrease) in obligation as of May 31, 2010	$(0.6)	$0.7	$(2.4)	$3.1
Healthcare Cost Trend Rate
Increase (decrease) in expense in FY 2010	$—	$—	$0.2	$(0.2)
Increase (decrease) in obligation as of May 31, 2010	$0.4	$(0.3)	$3.2	$(2.5)

BUSINESS SEGMENT INFORMATION

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

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. This reportable segment comprises three separate operating segments — our Building Solutions Group, Performance Coatings Group, and RPM2 Group. Products and services within this reportable segment include construction chemicals; roofing systems; weatherproofing and other sealants; polymer flooring; edible coatings and specialty glazes for pharmaceutical, cosmetic and food industries; and other specialty chemicals.

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

In addition to our two reportable segments, there is a category of certain business activities and expenses, referred to as corporate/ other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either reportable segment. Assets related to the corporate/other category consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other assets and expenses reconcile reportable segment data to total consolidated income before income taxes, interest expense and earnings before interest and taxes.

The following table reflects the results of our reportable segments consistent with our management philosophy, and represents the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of product lines.

	Quarter Ended
	August 31,	August 31,
	2010	2009
	(In thousands)

Net Sales
Industrial Segment	$602,314	$624,027
Consumer Segment	292,496	291,926

Consolidated	$894,810	$915,953

Gross Profit
Industrial Segment	$260,362	$276,375
Consumer Segment	115,064	117,455

Consolidated	$375,426	$393,830

Income (Loss) Before Income Taxes(a)
Industrial Segment
Income Before Income Taxes(a)	$82,479	$84,879
Interest (Expense), Net(b)	(861)	(110)

EBIT(c)	$83,340	$84,989

Consumer Segment
Income Before Income Taxes(a)	$49,027	$50,196
Interest (Expense), Net(b)	10	(6)

EBIT(c)	$49,017	$50,202

Corporate/Other
(Expense) Before Income Taxes(a)	$(23,566)	$(26,094)
Interest (Expense), Net(b)	(13,214)	(11,587)

EBIT(c)	$(10,352)	$(14,507)

Consolidated
Income (Loss) Before Income Taxes(a)	$107,940	$108,981
Interest (Expense), Net(b)	(14,065)	(11,703)

EBIT(c)	$122,005	$120,684

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (GAAP) in the United States, to EBIT.

(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.

(c)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2010

Net Sales

On a consolidated basis, net sales of $894.8 million for the first quarter ended August 31, 2010 declined 2.3%, or $21.2 million, from net sales of $916.0 million during the same period last year. As outlined in Note 2 to our Consolidated Financial Statements, at May 31, 2010, we deconsolidated SPHC and its subsidiaries from our balance sheet, and eliminated the results of SPHC’s operations from our results of operations beginning on that date. The combined impact of removing net sales relating to SPHC and its subsidiaries from the prior year first quarter and adding back intercompany sales to the deconsolidated group that previously would have been eliminated in consolidation, results in an adjusted prior year first fiscal quarter net sales of $843.0 million, a decrease of $73.0 million, or approximately 8.0% of the prior year’s first quarter net sales, as reported. Net sales for the first quarter of fiscal 2011 reflect organic growth of 3.6%, or $30.5 million, versus adjusted net sales during the same period a year ago. The organic improvement included volume-related improvements approximating 4.9% or $41.4 million, offset partially by the combined impact of net unfavorable foreign exchange rates year-over-year, which amounted to 1.0%, or $8.8 million and an overall slight net reduction in pricing representing 0.3% of the prior period sales, or $2.1 million. Foreign exchange losses resulted primarily from the strong dollar against the euro, partially offset by the dollar’s performance versus Canadian, Latin American and Asia Pacific currencies. Finally, seven small acquisitions over the past year provided 2.5% of sales growth over last year’s adjusted first quarter net sales, or $21.3 million.

Industrial segment net sales, which comprised 67.3% of the current quarter’s consolidated net sales, totaled $602.3 million, a decline of 3.5% from $624.0 million during last year’s first quarter. As discussed above, our current first quarter net sales reflect the impact of the deconsolidation of SPHC and its subsidiaries. Net sales relating to the deconsolidated group for the prior year first quarter totaled $73.0 million, or 11.7% of last year’s reported first quarter net sales. Compared with the prior year first quarter adjusted net sales of $551.0 million, this segment’s current quarter net sales reflects organic growth of 5.8% or $31.8 million, including volume-related improvements approximating 7.4%, offset partially by 1.3% from net unfavorable foreign exchange differences and a decrease of 0.3% as a result of slight pricing reductions versus the adjusted net sales for the same period a year ago. Five small acquisitions provided 3.5% growth over the prior year adjusted first quarter. The pure unit organic sales growth in the industrial segment resulted from general improvement in the overall economy, which impacted many of our industrial product lines, including polymer flooring and corrosion control coatings. We continue to secure new business through strong brand offerings, new product innovations and international expansion.

Consumer segment net sales of $292.5 million comprised 32.7% of the current quarter’s consolidated net sales and were flat versus the prior year first quarter sales of $292.0 million. Two small acquisitions contributed 0.6% to the current quarter net sales, while unit volume growth approximated 0.2%. Slight reductions in pricing versus the prior year period reduced the current quarter net sales by 0.1%, and the impact of net unfavorable foreign exchange rates reduced current quarter net sales by approximately 0.5% versus the prior year period. Our consumer segment continues to increase market penetration at major retail accounts with various new product launches and broader channel penetration, while also maintaining a focus on our existing repair and maintenance oriented products.

Gross Profit Margin

Our consolidated gross profit declined to 42.0% of net sales this quarter from 43.0% of net sales for the same period a year ago, and from 43.2% of adjusted net sales for the same period a year ago, despite our overall 3.6% improvement in organic sales as described above. The year-over-year impact of higher raw material costs had an unfavorable impact of approximately 160 basis points (“bps”) on the current quarter’s gross profit margin versus last year’s adjusted gross profit margin, reflecting year-over-year higher demand for raw materials and an unusually high number of both planned and unplanned raw material supplier plant outages, in a number of instances further amplified by peak seasonal demand. Other factors impacting our current quarter gross profit margin were pricing, labor and overhead, which had a combined unfavorable impact on our gross profit margin of approximately 50 bps, combined with an unfavorable mix of products sold versus the same period last year, which approximated 10 bps. Partially offsetting these increased costs were other cost controls, which combined with the impact of the deconsolidation of SPHC for a favorable impact on the current quarter gross profit margin of 100 bps versus the prior year period.

Our industrial segment gross profit for the first quarter of fiscal 2011 decreased to 43.2% of net sales from last year’s first quarter result of 44.3% of net sales, and from last year’s first quarter adjusted result of 44.7% of net sales. Contributing to this 150 bps decrease versus the prior period adjusted gross profit margin was the combination of higher raw material costs, which had an unfavorable impact of approximately 120 bps, relatively lower selling prices, as discussed previously in conjunction with our consolidated results, which had an unfavorable 20 bps impact on the industrial segment gross profit margin during the current quarter. Higher overhead and an unfavorable mix of sales during the current quarter impacted industrial segment margins by a combined 30 bps versus last year’s adjusted first quarter. Lower labor costs during the current quarter versus the same period a year ago had a favorable impact on this segment’s gross margin by approximately 10 bps, while the combination of the favorable impact of this segment’s sales volume increase of 7.4% and the deconsolidation of SPHC translated into a favorable impact on this segment’s gross margins during the current quarter of approximately 10 bps.

Our consumer segment gross profit for the quarter declined by approximately 100 bps to 39.3% of net sales from 40.3% of net sales for the same period last year, mainly as a result of the 230 bps impact of higher raw material costs during the current fiscal quarter versus the same period a year ago, combined with slight reductions in current year pricing, which impacted this quarter’s consumer segment margin by approximately 10 bps, and higher labor costs, which had an unfavorable impact of approximately 110 bps on the current quarter consumer segment gross profit margin versus the same period a year ago. Partially offsetting the impact of those items was the improvement in the current quarter consumer segment’s gross profit margin that resulted from the prior year first quarter inventory write-off, which did not recur during the current quarter, combined with improvements in production efficiencies during the current quarter versus the same period a year ago.

Selling, General and Administrative Expenses (“SG&A”)

Our consolidated SG&A improved to 28.4% of net sales for the current quarter compared with 29.8% a year ago. SG&A as a percent of adjusted prior period net sales was also 29.8%. The 140 bps decrease in SG&A as a percent of sales primarily reflects the overall favorable impact of the 4.9% unit volume growth in net sales during the current quarter versus the same period a year ago. Additionally, while there were unfavorable increases in employee compensation expenses and foreign exchange losses during the current quarter versus last year’s first quarter, there were favorable declines in bad debt expense, advertising and insurance-related expense, and a reimbursement from SPHC for certain services provided to the deconsolidated entities under a service agreement.

Our industrial segment SG&A improved to 29.4% of net sales for the current quarter versus 30.7% of net sales for the same period last year, and versus 30.6% of adjusted net sales for the same period last year. This segment’s SG&A margin reflects the impact of lower bad debt expense and favorable foreign exchange-related gains, combined with overall lower discretionary spending during the current quarter versus the same period a year ago. Partially offsetting those improvements was the impact of higher compensation expense, including commissions on sales resulting from the current quarter product mix, and higher advertising-related expenses during the current quarter versus the same period a year ago.

Our consumer segment SG&A as a percentage of net sales for the current quarter decreased by 50 bps to 22.5% compared with 23.0% a year ago, reflecting this segment’s sales volume improvement over the same period last year. In addition, there was the combined favorable impact of favorable foreign exchange adjustments, lower advertising expense and reductions in employee compensation expense during the current quarter versus the same period a year ago. Slightly offsetting those gains was the impact of higher warranty, distribution and environmental-related expenses.

SG&A expenses in our corporate/other category decreased during the current quarter to $10.4 million from $14.5 million during the corresponding period last year. This $4.1 million decrease reflects the combination of lower hospitalization, pension and other employee-related compensation expenses, including stock based compensation, during the current quarter versus the same period a year ago, partially offset by higher legal expense and unfavorable foreign exchange adjustments. Additionally, we received a reimbursement for certain services provided to SPHC in connection with the May 31, 2010 deconsolidation of those entities.

License fee and joint venture income of approximately $0.6 million and $1.0 million for each of the quarters ended August 31, 2010 and 2009, respectively, are reflected as reductions of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit costs of $8.6 million and $7.3 million for the quarters ended August 31, 2010 and 2009, respectively. This increased pension expense of $1.3 million was primarily the result of increased service and interest cost of $1.2 million for the current quarter versus the same period a year ago, combined with approximately $0.9 million of additional net actuarial losses incurred this quarter versus the same period a year ago. Partially offsetting those higher costs was an improvement in the expected return on plan assets, which had a favorable impact on pension expense of approximately $0.8 million. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note 10, “Pension and Postretirement Health Care Benefits,” for additional information regarding these benefits.

Interest Expense

Interest expense was $16.0 million for the first quarter of fiscal 2011 versus $12.8 million for the same period a year ago. Additional borrowings for acquisitions incurred during the current quarter versus the same period last year, net of lower average borrowings year-over-year, increased interest expense this quarter by approximately $0.2 million versus last year’s first quarter, while higher average interest rates, which averaged 6.03% overall for the first quarter of fiscal 2011 compared with 5.04% for the same period of fiscal 2010, increased interest expense by approximately $3.0 million during the current quarter versus the same period a year ago.

Investment Expense (Income), Net

Net investment income of $2.0 million during the first quarter of fiscal 2011 compares to fiscal 2010 first quarter net investment income of $1.1 million. Net realized gains on the sales of investments resulted in a net gain of $0.7 million for the quarter ended August 31, 2010 versus a net gain of approximately $0.1 million for the same period during fiscal 2010, resulting from the timing of sales of securities. Dividend and interest income totaling $1.4 million during the current quarter compares with $1.1 million of income during last year’s first quarter. Impairments recognized on securities that management has determined had other-than-temporary declines in value during the relevant fiscal quarter approximated $0.1 million for both periods presented.

Income Before Income Taxes (“IBT”)

Our consolidated pretax income for this year’s first quarter of $107.9 million compares with last year’s first quarter pretax income of $109.0 million, for a profit margin on net sales of 12.1% versus 11.9% a year ago. Excluding SPHC’s IBT from the prior year’s first quarter IBT, our current quarter pretax income was relatively flat with last year’s adjusted pretax income of $101.3 million, for a profit margin on net sales of 12.0%.

Our industrial segment had IBT of $82.5 million, for a profit margin on net sales of 13.7%, for this year’s first quarter versus last year’s first quarter IBT of $84.9 million, or a profit margin on net sales of 13.6%, principally reflecting this segment’s deconsolidation of SPHC on May 31, 2010, as previously discussed. Excluding SPHC’s results from last year’s first quarter, our industrial segment’s IBT was $77.3 million, or a profit margin on sales of 14.0%. The industrial segment’s current quarter reduction in the profit margin on net sales versus last year’s first quarter adjusted margin primarily reflects the higher raw material costs experienced during the current quarter versus the same period a year ago, combined with unfavorable pricing during the current quarter versus the adjusted amount for the same period a year ago. Our consumer segment IBT declined to $49.0 million for the quarter, for a profit margin on net sales of 16.8%, from $50.2 million during the first quarter last year, for a profit margin on net sales of 17.2%, primarily from the 0.4% decline in organic sales (including unfavorable foreign exchange and pricing reductions) during the current quarter versus last year’s first quarter, combined with the unfavorable impact of higher raw material costs.

Income Tax Rate

The effective income tax rate was 30.5% for the three months ended August 31, 2010 compared to an effective income tax rate of 32.9% for the three months ended August 31, 2009.

For the three months ended August 31, 2010 and, to a greater extent for the three months ended August 31, 2009, the effective tax rate differed from the federal statutory rate principally due to increases in taxes as a result of the impact of non-deductible business operating expenses, state and local income taxes and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards. The increases in the tax rates were offset by the impact of certain foreign operations on our U.S. taxes, the effect of lower tax rates in certain of our foreign jurisdictions and the domestic manufacturing deduction. Additionally, for the three months ended August 31, 2010, a decrease in the effective income tax rate resulted from a one-time benefit related to changes in tax laws in the United Kingdom, including the effect of lower income tax rates.

As of August 31, 2010, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at August 31, 2010 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions. Any reversal of the valuation allowance that was recorded in purchase accounting reduces income tax expense.

Net Income

Net income of $75.0 million for the three months ended August 31, 2010 compares to $73.1 million for the same period last year, for a net margin on sales of 8.4% for the current quarter compared to the prior year period’s 8.1% net margin on sales. Excluding the results of the deconsolidated group from the prior period net income, the prior year’s first quarter net income was $68.3 million on an adjusted basis, for a prior period net margin on sales of 8.1%. During the quarter ended August 31, 2010, we had net income from noncontrolling interests of $6.0 million, related to our recent deconsolidation of SPHC. If the deconsolidation of SPHC had occurred prior to last year’s first quarter, there would have been approximately $4.6 million in net income from noncontrolling interests during that quarter. Net income attributable to RPM International Inc. Stockholders was $69.0 million for the three months ended August 31, 2010, versus $73.0 million for the same period a year ago, for a margin on net sales of 7.7% for the current quarter compared to the prior period’s 8.0% net margin on sales. On an adjusted basis, the period year first quarter net sales were $63.7 million, for an adjusted margin on net sales of 7.6%. The decline in this net margin year-over-year resulted primarily from the increased raw material costs during the current quarter versus the prior year first quarter, coupled with the impact of the increase in net income related to noncontrolling interests.

Diluted earnings per share of common stock for this year’s first quarter of $0.53 compares with $0.57 a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From:

Operating Activities

Operating activities provided cash flow of $41.1 million during the first quarter of the current fiscal year compared with $52.1 million during the same period of fiscal 2010.

The net decline in cash from operations includes the change in net income, adjusted for non-cash expenses and income, which decreased cash flows by approximately $9.8 million versus last year’s first quarter, in addition to changes in working capital accounts and other accruals. The current period decrease in accounts receivable since May 31, 2010 provided cash of $10.0 million versus the $1.8 million of cash used for increases in accounts receivable during the same period last year, or approximately $11.8 million more cash provided year-over-year. Inventory balances required the use of $33.6 million of cash during this year’s first quarter, compared with a use of cash of $29.0 million during last year’s first quarter, or $4.6 million more cash used year-over-year. With regard to accounts payable, we used $13.6 million more cash during this year’s first quarter compared to the same period a year ago, as a result of a change in the timing of certain payments and lower sales volumes during the current period versus the same period a year ago. Accrued compensation and benefits used approximately $13.0 million more cash versus the prior year period, due to higher bonus payments made during this year’s first quarter versus the same period a year ago, while other accruals, including those for other short-term and long-term items, provided $13.0 million more in cash versus last year’s first quarter, due to changes in the timing of such payments. Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

As outlined in Note 2 to our Consolidated Financial Statements, as a result of SPHC and Bondex’s bankruptcy filing, all Bondex and SPHC asbestos personal injury lawsuits have been stayed due to the imposition of an automatic stay applicable in bankruptcy cases. In addition, at the request of SPHC and Bondex, the Bankruptcy Court has entered orders staying all claims against RPM International Inc. and its affiliates that are derivative of the asbestos claims against SPHC and Bondex. No claims have been paid since the bankruptcy filing and it is not contemplated that any claims will be paid until a plan of reorganization is confirmed and an asbestos trust is established and operating. See Note 6 to our Consolidated Financial Statements, “Reorganization Proceedings of Certain Subsidiaries,” for additional information.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, to expand capacity and to enhance our administration capabilities. Capital expenditures of $3.3 million during the current year’s first quarter compare with depreciation of $13.3 million. We expect capital spending to continue to trail depreciation expense at least through the end of fiscal 2011. Due to additional capacity, which we have brought on-line over the last several years, we believe there is adequate production capacity to meet our needs based on anticipated growth rates. Any additional capital expenditures made over the next few years likely will relate primarily to new products and technology. Not reflected in our capital expenditures is the capacity added through our recent acquisitions of product lines and businesses, which totaled approximately $0.3 million during fiscal 2011. We presently anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity, will enable us to meet increased demand during the current fiscal year even with these lower levels of capital spending this fiscal year.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At August 31, 2010, the fair value of our investments in marketable securities totaled $125.9 million, of which investments with a fair value of $26.2 million were in an unrealized loss position. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. At May 31, 2010, the fair value of our investments in marketable securities totaled $113.9 million, of which investments with a fair value of $31.2 million were in an unrealized loss position. Total pre-tax unrealized losses recorded in accumulated other comprehensive income at August 31, 2010 and May 31, 2010 were $2.2 million and $1.8 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at May 31, 2010 were generally related to the volatility in valuations over the last several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at May 31, 2010 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. Although we have begun to see recovery in general economic conditions over the past year, if we were to experience continuing or significant unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

Financing Activities

As a result of the SPHC bankruptcy filing, our access to the cash flows of SPHC and its subsidiaries has been restricted. However, the bankruptcy filing has not resulted in any reductions in our credit ratings by Moody’s Investor Service, Standard & Poors or Fitch Ratings. Therefore, we feel this has not adversely impacted our ability to gain access to capital.

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

On April 7, 2009, we replaced our existing $125.0 million accounts receivable securitization program, which was set to expire on May 7, 2009, with a new, three-year, $150.0 million accounts receivable securitization program (the “AR program”). The AR program, which was established with two banks for certain of our subsidiaries (“originating subsidiaries”), contemplates that the originating subsidiaries will sell certain of their accounts receivable to RPM Funding Corporation, a wholly-owned special purpose entity (“SPE”), which will then transfer undivided interests in such receivables to the participating banks. Once transferred to the SPE, such receivables are owned in their entirety by the SPE and are not available to satisfy claims of our creditors or creditors of the originating subsidiaries until the obligations owing to the participating banks have been paid in full. The transactions contemplated by the AR program do not constitute a form of off-balance sheet financing and are, and will be, fully reflected in our financial statements. Entry into the AR program increased our liquidity by $25.0 million, but also increased our financing costs due to higher market rates. The amounts available under the AR program are subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable, and therefore at certain times we may not be able to fully access the $150.0 million of funding available under the AR program. At August 31, 2010, approximately $108.4 million was available under this AR program.

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

On May 29, 2009, we entered into an amendment to our Credit Facility agreement with our lenders. Under the amendment, we are required to comply with various customary affirmative and negative covenants. These include financial covenants requiring us to maintain certain leverage and interest coverage ratios. The definition of EBITDA was amended to add back the sum of all (i) non-cash charges relating to the write-down or impairment of goodwill and other intangibles during the applicable period, (ii) other non-cash charges up to an aggregate of $25.0 million during such applicable period and (iii) one-time cash charges incurred during the period from June 1, 2008 through May 31, 2010, but only up to an aggregate of not more than $25.0 million during such applicable period. The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended. The minimum required consolidated interest coverage ratio, EBITDA to interest expense, remained 3.50 to 1 under the amendment, but allowance of the add-backs referred to above has the effect of making this covenant less restrictive. Under the terms of the leverage covenant, we may not permit our consolidated indebtedness at any date to exceed 55% of the sum of such indebtedness and our consolidated shareholders’ equity on such date, and may not permit the indebtedness of our domestic subsidiaries (determined on a combined basis and excluding indebtedness to us and indebtedness incurred pursuant to permitted receivables securitizations) to exceed 15% of our consolidated shareholders’ equity. This amendment also added a fixed charge coverage covenant beginning with our fiscal quarter ended August 31, 2009. Under the fixed charge coverage covenant, the ratio of our consolidated EBITDA for any four-fiscal-quarter-period to the sum of our consolidated interest expense, income taxes paid in cash (other than taxes on non-recurring gains), capital expenditures, scheduled principal payments on our amortizing indebtedness (other than indebtedness scheduled to be repaid at maturity) and dividends paid in cash (or, for testing periods ending on or before May 31, 2010, 70% of dividends paid in cash), in each case for such four-fiscal-quarter period, may not be less than 1.00 to 1. This amendment also included a temporary, one-year restriction on certain mergers, asset dispositions and acquisitions, and contains customary representations and warranties.

On May 28, 2010, we entered into Amendment No. 2 to our Credit Facility agreement with our lenders. Pursuant to Amendment No. 2, Specialty Products Holding Corp., and Ohio corporation, and its subsidiaries, including Bondex, (collectively, the “Excluded Subsidiaries”), are to be excluded from the defined term “Subsidiary” as used in the Credit Agreement. Furthermore, the defined term “EBITDA” as used in the Credit Agreement has been revised to add back non-cash charges or losses and subtract non-cash gains in each case related to or resulting from the bankruptcy filing of any Excluded Subsidiary.

We are subject to the same leverage, interest coverage and fixed charge coverage covenants under the AR program as those contained in our Credit Facility. On May 29, 2009, we also entered into an amendment to our AR program. The AR program amendment included the same amendments to the definition of EBITDA, an identical reduction in the maximum consolidated leverage ratio and the same fixed charge coverage covenants as were included in our Credit Facility amendment, as outlined above.

In addition, on May 28, 2010 we entered into an amendment to the AR Program whereby certain “Excluded Subsidiaries” would be excluded from the defined term, “Subsidiary” as used in the Receivables Agreement. Furthermore, the defined term “EBITDA” as used in the Receivables Agreement has been revised to add back non-cash charges or losses and subtract non-cash gains in each case related to or resulting from the bankruptcy filing of any Excluded Subsidiary.

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

As of August 31, 2010, we were in compliance with all covenants contained in our Credit Facility, including the leverage, interest coverage ratio and fixed charge coverage covenants. At that date, our leverage ratio was 45.0%, while our interest coverage and fixed charge coverage ratios were 5.90:1 and 1.52:1, respectively.

Additionally, in accordance with these covenants, at August 31, 2010, our domestic subsidiaries indebtedness did not exceed 15% of consolidated shareholders’ equity as of that date.

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

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $717.3 million at August 31, 2010. Our debt-to-capital ratio was 45.0% at August 31, 2010, compared with 46.2% at May 31, 2010.

The following table summarizes our financial obligations and their expected maturities at August 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

	Contractual Obligations
	Total
	Contractual
	Payment	Payments Due In
	Stream	2011	2012-13	2014-15	After 2015
	(In thousands)

Long-term debt obligations	$935,753	$2,774	$31,876	$202,182	$698,921
Capital lease obligations	2,184	440	753	768	223
Operating lease obligations	146,654	34,443	45,600	23,865	42,746
Other long-term liabilities(1):
Interest payments on long-term debt obligations	380,584	55,544	104,838	86,088	134,114
Contributions to pension and postretirement plans(2)	314,400	19,900	75,700	78,300	140,500

Total	$1,779,575	$113,101	$258,767	$391,203	$1,016,504

(1)	Excluded from other long-term liabilities is our liabilility for unrecognized tax benefits, which totaled $4.5 million at August 31, 2010. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume the required minimum contribution will be contributed.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings, other than the minimum operating lease commitments included in the above Contractual Obligations table. We do not have any interests in or relationships with any special purpose entities that are not reflected in our financial statements.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas and oil based materials; packaging, including plastic containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) risks related to the adequacy of our contingent liability reserves; (j) risks and uncertainties associated with the SPHC bankruptcy proceedings; and (k) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2010, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2010 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Asbestos Litigation and the Bankruptcy Filings by SPHC and Bondex

For information regarding asbestos litigation involving SPHC and Bondex, see Note 2 to the Consolidated Financial Statements. On May 31, 2010, Bondex and its parent, SPHC, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of the Bankruptcy Code.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the first quarter of fiscal 2011:

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	per Share	Programs	Programs(2)

June 1, 2010 through June 30, 2010	23,250	$19.12	—	—
July 1, 2010 through July 31, 2010	4,193	$17.71	—	—
August 1, 2010 through August 31, 2010	511,628	$16.73	—	—

Total — First Quarter	539,071	$16.87	—	—

(1)	A total of 28,371 shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stocks which were granted under RPM International Inc.’s Deferred Compensation Plan, the 2004 Omnibus Equity Plan, the 2003 Restricted Plan for Directors, the 1997 Restricted Stock Plan and the 2007 Restricted Stock Plan. The remaining 510,700 shares of common stock reported as purchased are attributable to our stock repurchase program.

(2)	Refer to Note 13 of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit
Number		Description

10.1		Amendment No. 4 to Receivables Purchase Agreement, dated July 29, 2010.(x)
10.2		Second Amendment and Restated Collection Account Agreement, dated July 29, 2010.(x)
10.3		Letter Agreement, dated July 20, 2010, by and between the Company and Stephen J. Knoop, which is incorporated by reference herein from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 as filed with the Securities and Exchange Commission on July 29, 2010.
31.1		Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)
31.2		Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)
32.1		Section 1350 Certification of the Company’s Chief Executive Officer.(x)
32.2		Section 1350 Certification of the Company’s Chief Financial Officer.(x)
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Robert L. Matejka
Robert L. Matejka
Senior Vice President and Chief Financial Officer

Dated: October 6, 2010