Form 10-Q
period 2010-11-30
RPM INTERNATIONAL INC/DE/
filed 2011-01-07
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010,
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

As of January 3, 2011
130,031,065 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

INDEX

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	46
Item 5.	Other Information	46
Item 6.	Exhibits	47
Signatures		48
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2010	May 31, 2010
	(Unaudited)
	(In thousands, except share and
	per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$299,157	$215,355
Trade accounts receivable (less allowances of $21,198 and $20,525, respectively)	574,675	633,910
Inventories	433,792	386,982
Deferred income taxes	20,524	19,788
Prepaid expenses and other current assets	194,218	194,126

Total current assets	1,522,366	1,450,161

Property, Plant and Equipment, at Cost	953,128	924,086
Allowance for depreciation and amortization	(574,981)	(541,559)

Property, plant and equipment, net	378,147	382,527

Other Assets
Goodwill	794,092	768,244
Other intangible assets, net of amortization	309,466	303,159
Other	114,484	99,933

Total other assets	1,218,042	1,171,336

Total Assets	$3,118,555	$3,004,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$274,313	$299,596
Current portion of long-term debt	2,674	4,307
Accrued compensation and benefits	115,757	136,908
Accrued loss reserves	63,751	65,813
Other accrued liabilities	143,746	124,870

Total current liabilities	600,241	631,494

Long-Term Liabilities
Long-term debt, less current maturities	922,463	924,308
Other long-term liabilities	255,797	243,829
Deferred income taxes	55,773	43,152

Total long-term liabilities	1,234,033	1,211,289

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01; authorized 300,000 shares; issued 133,811 and outstanding 130,037 as of November 2010; issued 132,219 and outstanding 129,918 as of May 2010	1,300	1,299
Paid-in capital	733,813	724,089
Treasury stock, at cost	(61,586)	(40,686)
Accumulated other comprehensive (loss)	(52,547)	(107,791)
Retained earnings	566,438	502,562

Total RPM International Inc. stockholders’ equity	1,187,418	1,079,473
Noncontrolling interest	96,863	81,768

Total Equity	1,284,281	1,161,241

Total Liabilities and Stockholders’ Equity	$3,118,555	$3,004,024

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except share and per share amounts)

Net Sales	$826,343	$858,658	$1,721,153	$1,774,611
Cost of Sales	486,846	495,447	1,006,230	1,017,570

Gross Profit	339,497	363,211	714,923	757,041
Selling, General and Administrative Expenses	250,070	269,853	503,491	542,999
Interest Expense	16,468	14,672	32,510	27,469
Investment Expense (Income), Net	(4,309)	(2,057)	(6,286)	(3,151)

Income Before Income Taxes	77,268	80,743	185,208	189,724
Provision for Income Taxes	23,765	24,351	56,711	60,254

Net Income	53,503	56,392	128,497	129,470
Less: Net Income Attributable to Noncontrolling Interests	4,712	499	10,710	552

Net Income Attributable to RPM International Inc. Stockholders	$48,791	$55,893	$117,787	$128,918

Average Number of Shares of Common Stock Outstanding:
Basic	127,012	127,373	127,491	126,868

Diluted	127,670	129,164	128,050	127,378

Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.38	$0.44	$0.91	$1.00

Diluted	$0.38	$0.43	$0.91	$1.00

Cash Dividends Declared per Share of Common Stock	$0.210	$0.205	$0.415	$0.405

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	November 30,
	2010	2009
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities:
Net income	$128,497	$129,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,788	31,107
Amortization	9,906	11,128
Deferred income taxes	5,323	18,924
Stock-based compensation expense	6,027	5,156
Other	(64)	(861)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	66,393	59,658
(Increase) in inventory	(44,880)	(26,394)
(Increase) in prepaid expenses and other current and long-term assets	(11,155)	(723)
(Decrease) in accounts payable	(27,969)	(47,476)
(Decrease) in accrued compensation and benefits	(21,700)	(8,697)
(Decrease) in accrued loss reserves	(2,092)	(2,578)
(Decrease) increase in other accrued liabilities	45,067	47,160
Payments made for asbestos-related claims		(37,481)
Other	2,973	6,301

Cash From Operating Activities	183,114	184,694

Cash Flows From Investing Activities:
Capital expenditures	(15,333)	(8,287)
Acquisition of businesses, net of cash acquired	(20,669)	(9,042)
Purchase of marketable securities	(37,282)	(38,809)
Proceeds from sales of marketable securities	38,828	36,658
Other	(1,324)	(322)

Cash (Used For) Investing Activities	(35,780)	(19,802)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	24,913	304,203
Reductions of long-term and short-term debt	(28,391)	(327,133)
Cash dividends	(53,911)	(52,237)
Repurchase of stock	(20,916)
Exercise of stock options	2,614	5,294

Cash (Used For) Financing Activities	(75,691)	(69,873)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	12,159	15,522

Net Change in Cash and Cash Equivalents	83,802	110,541
Cash and Cash Equivalents at Beginning of Period	215,355	253,387

Cash and Cash Equivalents at End of Period	$299,157	$363,928

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by Generally Accepted Accounting Principles in the U.S. (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and six month periods ended November 30, 2010 and 2009. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2010.

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

On May 31, 2010, Bondex International, Inc. (“Bondex”) and its parent, SPHC, filed Chapter 11 reorganization proceedings in the United States Bankruptcy Court for the District of Delaware. SPHC is our wholly owned subsidiary. In accordance with Accounting Standards Codification (“ASC”) 810, when a subsidiary becomes subject to the control of a government, court, administrator, or regulator, deconsolidation of that subsidiary is generally required. We have therefore deconsolidated SPHC and its subsidiaries from our balance sheet as of May 31, 2010, and have eliminated the results of SPHC’s operations from our results of operations beginning on that date. We believe we have no responsibility for liabilities of SPHC and Bondex. As a result of the Chapter 11 reorganization proceedings, on a prospective basis we will continue to account for our investment in SPHC under the cost method.

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

As a result of the combined analyses of each of the components of our net investment in SPHC, we recorded a net loss of approximately $7.9 million, which was reflected in Other Expense, Net, during the fourth fiscal quarter of the year ended May 31, 2010. No changes have been made to these amounts through November 30, 2010.

NOTE 3 —	INVENTORIES

Inventories were composed of the following major classes:

	November 30,	May 31,
	2010	2010
	(In thousands)

Raw material and supplies	$135,231	$123,144
Finished goods	298,561	263,838

Total Inventory	$433,792	$386,982

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	MARKETABLE SECURITIES

The following tables summarize marketable securities held at November 30, 2010 and May 31, 2010 by asset type:

	Available-for-Sale Securities
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
November 30, 2010	Cost	Gains	Losses	Amount)
	(In thousands)

Equity securities:
Stocks	$49,646	$18,752	$(631)	$67,767
Mutual funds	33,350	3,911	(13)	37,248

Total equity securities	82,996	22,663	(644)	105,015
Fixed maturity:
U.S. treasury and other government	17,121	345	(199)	17,267
Corporate bonds	2,326	270	—	2,596
Mortgage-backed securities	307	107	—	414

Total fixed maturity securities	19,754	722	(199)	20,277

Total	$102,750	$23,385	$(843)	$125,292

	Available-for-Sale Securities
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
May 31, 2010	Cost	Gains	Losses	Amount)
	(In thousands)

Equity securities:
Stocks	$46,188	$10,926	$(1,181)	$55,933
Mutual funds	24,168	3,397	(470)	27,095

Total equity securities	70,356	14,323	(1,651)	83,028
Fixed maturity:
U.S. treasury and other government	19,730	412	(62)	20,080
Corporate bonds	7,921	507	(33)	8,395
State and municipal bonds	387	4	(3)	388
Foreign bonds	1,305	55	(8)	1,352
Mortgage-backed securities	491	178	(2)	667

Total fixed maturity securities	29,834	1,156	(108)	30,882

Total	$100,190	$15,479	$(1,759)	$113,910

Marketable securities, included in other current and long-term assets, totaling $92.1 million and $33.2 million at November 30, 2010, respectively, and $91.7 million and $22.2 million at May 31, 2010, respectively, are composed of available-for-sale securities and are reported at fair value. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Changes in the fair values of securities that are considered temporary are recorded as unrealized gains and losses, net of applicable taxes, in accumulated other comprehensive income (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in operating income in the period in which the unrealized losses are deemed other than temporary. In order to determine whether an other-than-temporary decline in market value has occurred, the

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

duration of the decline in value and our ability to hold the investment are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value.

Gross gains and losses realized on sales of investments were $3.5 million and $0.3 million, respectively, for the quarter ended November 30, 2010. Gross gains and losses realized on sales of investments were $1.4 million and $0.5 million for the quarter ended November 30, 2009. During the second quarter of fiscal 2011, we recognized losses of $0.4 million for securities deemed to have other-than-temporary impairments. There were no losses recognized for securities with other-than-temporary impairments during the second quarter of fiscal 2010.

Gross gains and losses realized on sales of investments were $5.9 million and $2.0 million, respectively, for the six month period ended November 30, 2010. Gross gains and losses realized on sales of investments were $1.4 million and $0.5 million for the six month period ended November 30, 2009. During the first six months of fiscal 2011 and fiscal 2010, we recognized losses of $0.5 million and $0.1 million for securities deemed to have other-than-temporary impairments. These amounts are included in investment income, net in the Consolidated Statements of Income.

Summarized below are the securities we held at November 30, 2010 and May 31, 2010 that were in an unrealized loss position and that were included in accumulated other comprehensive income, aggregated by the length of time the investments had been in that position:

	November 30, 2010		May 31, 2010
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In thousands)

Total investments with unrealized losses	$19,102	$(843)	$31,249	$(1,759)
Unrealized losses with a loss position for less than 12 months	17,403	(796)	22,002	(1,385)
Unrealized losses with a loss position for more than 12 months	1,699	(47)	9,247	(374)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. Unrealized losses at November 30, 2010 were generally related to the volatility in valuations over the last several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at November 30, 2010 were less than 15% below their original cost or have been in a loss position for less than six consecutive months. Although we have begun to see recovery in general economic conditions over the past year, if we were to experience continuing or significant unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net carrying values of debt securities at November 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)

Due:
Less than one year	$2,457	$2,415
One year through five years	8,759	8,823
Six years through ten years	4,769	4,925
After ten years	3,769	4,114

	$19,754	$20,277

NOTE 5 —	FAIR VALUE MEASUREMENTS

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

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Fair Value at
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	November 30, 2010
	(In thousands)

U.S. Treasury and other government	$—	$17,267	$—	$17,267
Mortgage-backed securities		414		414
Corporate bonds		2,596		2,596
Stocks	67,767	—		67,767
Mutual funds		37,248		37,248
Foreign currency forward contract		(2,480)		(2,480)
Cross-currency swap		(4,860)		(4,860)

Total	$67,767	$50,185	$—	$117,952

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Fair Value at
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	May 31, 2010
	(In thousands)

U.S. Treasury and other government	$—	$20,080	$—	$20,080
State and municipal bonds		388		388
Foreign bonds		1,352		1,352
Mortgage-backed securities		667		667
Corporate bonds		8,395		8,395
Stocks	55,933	—		55,933
Mutual funds		27,095		27,095
Cross-currency swap		(1,412)		(1,412)

Total	$55,933	$56,565	$—	$112,498

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

Our cross-currency swap is a liability that has a fair value of $4.9 million at November 30, 2010, that was originally designed to fix our interest and principal payments in euros for the life of our unsecured 6.70% senior notes due November 1, 2015, which resulted in an effective euro fixed-rate borrowing of 5.31%. The basis for determining the rates for this swap included three legs at the inception of the agreement: the USD fixed rate to a USD floating rate; the euro floating to euro fixed rate; and the dollar to euro basis fixed rate at inception. Therefore, we essentially exchanged fixed payments denominated in USD for fixed payments denominated in fixed euros, paying fixed euros at 5.31% and receiving fixed USD at 6.70%. The ultimate payments are based on the notional

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amounts of 150 million USD and approximately 125 million euros. There will be an exchange of the notional amounts at maturity. The rates included in this swap are based upon observable market data, but are not quoted market prices, and therefore, the cross-currency swap is considered a Level 2 liability on the fair value hierarchy. Additionally, this cross-currency swap has been designated as a hedging instrument, and is classified as other long-term liabilities in our Consolidated Balance Sheets.

We have a foreign currency forward contract that is classified as a liability in our Consolidated Balance Sheets with a fair value of $2.5 million at November 30, 2010. This foreign currency forward contract, which has not been designated as a hedge, was designed to reduce our exposure to the changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows. Upon inception of the contract, we purchased USD $80.4 million and sold approximately EUR 59.9 million. Changes in the U.S. Dollar/Euro exchange rate will either increase or decrease our USD functional currency earnings, and will be reflected in Selling, General and Administrative Expenses on our Consolidated Statements of Income. During the period ended November 30, 2010, we recognized a loss of approximately $2.5 million as a result of changes in the foreign exchange rates of this foreign currency forward contract. However, these losses were more than offset by the change in exchange rates associated with the related intercompany foreign currency denominated loans, for which we recognized a gain of approximately $2.7 million during the period ended November 30, 2010. The foreign currency forward contract matures on November 23, 2011, one year from the date of inception. There will be an exchange of the notional amounts at maturity. The foreign exchange rates included in this forward contract are based upon observable market data, but are not quoted market prices, and therefore, the forward currency forward contract is considered a Level 2 liability on the fair value hierarchy.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable, and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At November 30, 2010 and May 31, 2010, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of November 30, 2010 and May 31, 2010 are as follows:

	At November 30, 2010
	Carrying Value	Fair Value
	(In thousands)

Cash and cash equivalents	$299,157	$299,157
Marketable equity securities	105,015	105,015
Marketable debt securities	20,277	20,277
Long-term debt, including current portion	925,137	1,009,735

	At May 31, 2010
	Carrying Value	Fair Value
	(In thousands)

Cash and cash equivalents	$215,355	$215,355
Marketable equity securities	83,028	83,028
Marketable debt securities	30,882	30,882
Long-term debt, including current portion	928,615	1,000,128

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	REORGANIZATION PROCEEDINGS OF CERTAIN SUBSIDIARIES

General — Bondex and SPHC are defendants in various asbestos-related bodily injury lawsuits filed in various state courts. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products.

On May 31, 2010, Bondex and its parent, SPHC, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. SPHC is the parent company of Bondex and is also the parent company for various operating companies that are not part of the reorganization filing, including Chemical Specialties Manufacturing Corp., Day-Glo Color Corp., Dryvit Holdings, Inc., Guardian Protection Products Inc., Kop-Coat Inc., TCI, Inc. and RPM Wood Finishes Group, Inc. SPHC and Bondex (the “filing entities”) took this action to permanently and comprehensively resolve all pending and future asbestos-related liability claims associated with Bondex and SPHC-related products. As a result of the filing, all Bondex and SPHC asbestos personal injury lawsuits have been stayed due to the imposition of an automatic stay applicable in bankruptcy cases. In addition, at the request of SPHC and Bondex, the bankruptcy court has entered orders staying all claims against RPM International Inc. and its affiliates that are derivative of the asbestos claims against SPHC and Bondex. Through the Chapter 11 proceedings, the filing entities intend ultimately to establish a trust in accordance with section 524(g) of the Bankruptcy Code and seek the imposition of a channeling injunction that will direct all future SPHC-related and Bondex-related claims to the trust. It is anticipated that the trust will compensate claims at appropriate values established by the trust documents and approved by the bankruptcy court. At this time, it is not possible to predict how long the proceedings will last, the form of any ultimate resolution or when an ultimate resolution might occur.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Insurance Coverage Litigation — During calendar year 2003, the filing entities’ third-party insurers claimed exhaustion of coverage. On July 3, 2003, certain of our subsidiaries, including the filing entities, filed the case of Bondex International, Inc. et al. v. Hartford Accident and Indemnity Company et al., Case No. 1:03-cv-1322, in the United States District Court for the Northern District of Ohio, for declaratory judgment, breach of contract and bad faith against the named third-party insurers, challenging their assertion that their policies covering asbestos-related claims had been exhausted. On December 1, 2008, the trial court denied the plaintiffs’ motions for partial summary judgment and granted the defendants’ motions for summary judgment against plaintiffs, including the filing entities, and entered judgment on all remaining claims and counterclaims, and dismissed the action. Plaintiffs, including the filing entities, appealed the trial court’s decision to the United States Court of Appeals for the Sixth Circuit, which appeal is currently pending. The Sixth Circuit has stayed the appeal as a result of the bankruptcy

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

filing, but an agreement in principle has been reached with the insurers that may result in the appeal resuming. Bondex has not included any potential benefits from the ongoing insurance coverage litigation in calculating its asbestos liability. RPM International Inc. is not a party to this insurance litigation.

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

Specialty Products Holding Corp.
Consolidated Statements of Income
Unaudited

	Quarter Ended	Six Months Ended
	November 30,	November 30,
	2009	2009
	(In thousands)

Net Sales	$75,489	$150,035
Net sales to RPM	2,850	9,565

Total net sales	78,339	159,600
Cost of sales	49,353	100,450

Gross profit	28,986	59,150
Selling, general & administrative expenses	22,511	44,898
Interest expense	4	11
Investment expense (income), net	(39)	(169)

Income before income taxes	6,510	14,410
Provision for income taxes	2,391	5,263

Net income	$4,119	$9,147

SPHC and its subsidiaries routinely engage in intercompany transactions with other entities within RPM in the ordinary course of business, including services provided by RPM International Inc. to SPHC and its subsidiaries under an administrative services agreement. These services include risk management and insurance services, benefits administration, IT services, legal services, environmental, health and safety compliance management, tax planning and compliance services, treasury and cash management, various accounting services, including preparation of accounting books and financial statement preparation, internal audit services, benefits associated with group purchasing of various supplies and equipment, and consulting services associated with various business development activities. The Bankruptcy Court has approved this administrative services agreement.

As a result of their bankruptcy filing, SPHC and Bondex are precluded from paying dividends to shareholders and from making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within the RPM group of companies (the “Pre-Petition Intercompany Payables”) or other pre-petition

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We also offer warranty programs at several of our industrial businesses and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received, which are not currently estimable due to the significant number of variables contributing to the extent of any necessary remediation. While our warranty liability represents our best estimate at November 30, 2010, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense.

The following table includes the changes in our accrued warranty balances:

	Quarter Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
	(In thousands)

Beginning Balance	$15,940	$16,811	$17,602	$18,993
Deductions(1)	(5,471)	(6,997)	(11,283)	(14,459)
Provision charged to SG&A expense	5,462	5,283	9,612	10,563

Ending Balance	$15,931	$15,097	$15,931	$15,097

(1)	Primarily claims paid during the year.

In addition, like other companies participating in similar lines of business, some of our subsidiaries are involved in several proceedings relating to environmental matters. It is our policy to accrue remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. These liabilities are undiscounted.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	INVESTMENT (INCOME) EXPENSE, NET

Investment (income) expense, net, consists of the following components:

	Quarter Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
	(In thousands)

Interest (income)	$(1,258)	$(855)	$(2,281)	$(1,772)
(Gain) loss on sale of marketable securities	(3,150)	(884)	(3,866)	(929)
Other-than-temporary impairment on securities	429		485	146
Dividend (income)	(330)	(318)	(624)	(596)

Investment (income) expense, net	$(4,309)	$(2,057)	$(6,286)	$(3,151)

NOTE 9 —	INCOME TAXES

The effective income tax rate was 30.8% for the three months ended November 30, 2010 compared to an effective income tax rate of 30.2% for the three months ended November 30, 2009. The effective income tax rate was 30.6% for the six months ended November 30, 2010 compared to an effective income tax rate of 31.8% for the same period a year ago.

For the three and six months ended November 30, 2010 and November 30, 2009, respectively, the effective tax rate differed from the federal statutory rate principally due to decreases in taxes as a result of the impact of certain foreign operations on our U.S. taxes, the effect of lower income tax rates in certain of our foreign jurisdictions and the domestic manufacturing deduction. These decreases in taxes were partially offset by state and local income taxes, non-deductible business operating expenses and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards.

As of November 30, 2010, we had unrecognized tax benefits of approximately $3.4 million, of which approximately $2.5 million would impact the effective tax rate, if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At November 30, 2010, the accrual for interest and penalties totaled approximately $1.5 million. We do not anticipate any significant changes to the total unrecognized tax benefits within the next 12 months that would impact the effective tax rate.

We, or our subsidiaries, file income tax returns in the U.S. and in various state, local and foreign jurisdictions. As of November 30, 2010 we are subject to U.S. federal income tax examinations for the fiscal years 2007 through 2010. In addition, with limited exceptions, we, or our subsidiaries, are subject to state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2003 through 2010. We are currently under examination in the U.S. and in various non-U.S. jurisdictions including an ongoing audit by the Internal Revenue Service for the fiscal 2007 and 2008 tax years. Although it is possible that certain tax examinations could be resolved during the next 12 months, the timing and outcomes are uncertain.

As of November 30, 2010, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at November 30, 2010 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions. In accordance with ASC 805, Business Combinations, any reversal of the valuation allowance that was recorded in purchase accounting reduces income tax expense.

We include SPHC and its domestic subsidiaries (collectively, the “SPHC Group”) in our consolidated federal income tax return. We entered into a tax-cooperation agreement (the “Agreement”) with the SPHC Group, effective

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and six month periods ended November 30, 2010 and 2009:

	U.S. Plans		Non-U.S. Plans
	Quarter Ended		Quarter Ended
	November 30,		November 30,
Pension Benefits	2010	2009	2010	2009
	(In thousands)

Service cost	$4,240	$3,337	$831	$486
Interest cost	3,435	3,523	1,783	1,822
Expected return on plan assets	(3,140)	(2,448)	(1,656)	(1,502)
Amortization of:
Prior service cost	89	88	2	2
Net actuarial losses recognized	1,979	1,850	585	236

Net Periodic Benefit Cost	$6,603	$6,350	$1,545	$1,044

	U.S. Plans		Non-U.S. Plans
	Quarter Ended		Quarter Ended
	November 30,		November 30,
Postretirement Benefits	2010	2009	2010	2009
	(In thousands)

Service cost	$1	$1	$170	$82
Interest cost	110	142	213	160
Amortization of:
Prior service cost	(22)	(7)
Net actuarial (gains) losses recognized	(47)	(35)	20	(34)

Net Periodic Benefit Cost	$42	$101	$403	$208

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	November 30,		November 30,
Pension Benefits	2010	2009	2010	2009
	(In thousands)

Service cost	$8,479	$7,010	$1,661	$973
Interest cost	6,869	6,749	3,565	3,644
Expected return on plan assets	(6,279)	(4,898)	(3,311)	(3,004)
Amortization of:
Prior service cost	179	176	5	4
Net actuarial losses recognized	3,959	3,277	1,170	471

Net Periodic Benefit Cost	$13,207	$12,314	$3,090	$2,088

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	November 30,		November 30,
Postretirement Benefits	2010	2009	2010	2009
	(In thousands)

Service cost	$2	$2	$339	$163
Interest cost	220	284	426	320
Amortization of:
Prior service cost	(43)	(14)
Net actuarial (gains) losses recognized	(95)	(69)	41	(67)

Net Periodic Benefit Cost	$84	$203	$806	$416

We previously disclosed in our financial statements for the fiscal year ended May 31, 2010 that we expected to contribute approximately $10.1 million to our retirement plans in the U.S. and approximately $8.9 million to plans outside the U.S. during the current fiscal year. As of November 30, 2010, we do not anticipate any changes to these contribution levels.

On May 31, 2010, we deconsolidated SPHC and its subsidiaries from our balance sheet, and eliminated the results of SPHC’s operations beginning on that date. Therefore, the information reflected above for the three and six month periods ended November 30, 2010 for the U.S. Plans pension benefits excludes amounts related to SPHC’s pension plans.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method, for the three and six month periods ended November 30, 2010 and the six month period ended November 30, 2009:

	Quarter Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$48,791	$55,893	$117,787	$128,918
Less: Allocation of earnings and dividends to participating securities	(830)	(375)	(1,712)	(1,615)

Net income available to common shareholders — basic	47,961	55,518	116,075	127,303
Add: Undistributed earnings reallocated to unvested shareholders	2	375	4	5

Net income available to common shareholders — diluted	$47,963	$55,893	$116,079	$127,308

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,012	127,373	127,491	126,868
Average diluted options	658	700	559	510
Net issuable common share equivalents (1)		1,091

Total shares for diluted earnings per share (2), (3)	127,670	129,164	128,050	127,378

Earnings Per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.38	$0.44	$0.91	$1.00

Diluted Earnings Per Share of Common Stock	$0.38	$0.43	$0.91	$1.00

(1)	For the quarter ended November 30, 2009, the treasury stock method was utilized for the purpose of computing diluted earnings per share, as the result under the two-class method would have been anti-dilutive.

(2)	For the quarter ended November 30, 2010 and 2009, approximately 2,197,000 shares and 2,001,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS for those periods, as the effect would have been anti-dilutive.

(3)	For the six month periods ended November 30, 2010 and 2009, approximately 1,867,000 shares and 1,822,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS for those periods, as the effect would have been anti-dilutive.

NOTE 12 —	SEGMENT INFORMATION

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition to our two reportable segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either reportable segment. Assets related to the corporate/other category consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other assets and expenses reconcile reportable segment data to total consolidated income before income taxes and identifiable assets. Our comparative three and six month

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results for the periods ended November 30, 2010 and 2009, and identifiable assets as of November 30, 2010 and May 31, 2010 are presented in segment detail in the following table.

	Quarter Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2010	2009	2010	2009
		(In thousands)

Net Sales
Industrial Segment	$582,508	$613,496	$1,184,822	$1,237,523
Consumer Segment	243,835	245,162	536,331	537,088

Consolidated	$826,343	$858,658	$1,721,153	$1,774,611

Gross Profit
Industrial Segment	$249,741	$266,576	$510,103	$542,951
Consumer Segment	89,756	96,635	204,820	214,090

Consolidated	$339,497	$363,211	$714,923	$757,041

Income (Loss) Before Income Taxes
Industrial Segment	$67,672	$74,421	$150,151	$159,300
Consumer Segment	27,352	31,784	76,379	81,980
Corporate/Other	(17,756)	(25,462)	(41,322)	(51,556)

Consolidated	$77,268	$80,743	$185,208	$189,724

	November 30,	May 31,
	2010	2010

Identifiable Assets
Industrial Segment	$1,824,793	$1,666,005
Consumer Segment	1,099,768	1,135,211
Corporate/Other	193,994	202,808

Consolidated	$3,118,555	$3,004,024

NOTE 13 —	STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the six months ended November 30, 2010, we repurchased approximately 1.0 million shares of our common stock at a cost of $17.9 million under this program.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 —	EQUITY

The following table illustrates the components of total equity and comprehensive income for the quarter ended November 30, 2010:

	Total RPM
	International	Noncontrolling
	Inc. Equity	Interest	Total Equity
	(In thousands)

Total equity at August 31, 2010	$1,141,637	$95,242	$1,236,879
Net income	48,791	4,712	53,503
Other Comprehensive Income:
Foreign currency translation adjustments	21,144	(1,098)	20,046
Pension and other postretirement benefit liability adjustments, net of tax	1,644	(130)	1,514
Unrealized gain (loss) on securities, net of tax	4,616	(2,076)	2,540
Unrealized gain on derivatives, net of tax	783	213	996

Total Other Comprehensive Income, net of tax	28,187	(3,091)	25,096

Comprehensive Income	76,978	1,621	78,599
Dividends paid	(27,282)		(27,282)
Other	2,076		2,076
Shares repurchased	(9,388)		(9,388)
Stock option exercises, net	2,184		2,184
Stock based compensation expense	540		540
Restricted awards, net	673		673

Total Equity at November 30, 2010	$1,187,418	$96,863	$1,284,281

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the components of total equity and comprehensive income for the six months ended November 30, 2010:

	Total RPM
	International	Noncontrolling
	Inc. Equity	Interest	Total Equity
	(In thousands)

Total equity at May 31, 2010	$1,079,473	$81,768	$1,161,241
Net income	117,787	10,710	128,497
Other Comprehensive Income:
Foreign currency translation adjustments	40,417	4,985	45,402
Pension and other postretirement benefit liability adjustments, net of tax	2,235	(85)	2,150
Unrealized gain (loss) on securities, net of tax	9,571	(1,337)	8,234
Unrealized gain on derivatives, net of tax	3,021	822	3,843

Total Other Comprehensive Income, net of tax	55,244	4,385	59,629

Comprehensive Income	173,031	15,095	188,126
Dividends paid	(53,911)		(53,911)
Other	1,088		1,088
Shares repurchased	(17,948)		(17,948)
Stock option exercises, net	2,612		2,612
Stock based compensation expense	1,012		1,012
Restricted awards, net	2,061		2,061

Total Equity at November 30, 2010	$1,187,418	$96,863	$1,284,281

The following table illustrates the components of total comprehensive income for the prior year periods:

	Quarter Ended	Six Months Ended
	November 30, 2009	November 30, 2009
	(In thousands)

Net income	$56,392	$129,470
Other Comprehensive Income:
Foreign currency translation adjustments	30,540	40,463
Pension and other postretirement benefit liability adjustments, net of tax	902	2,216
Unrealized gain on securities, net of tax	319	7,617
Unrealized gain on derivatives, net of tax	(8,899)	701

Total Other Comprehensive Income, net of tax	22,862	50,997

Comprehensive Income	79,254	180,467
Less: Net Income and Other Comprehensive Income Attributable to Noncontrolling Interest	499	552

Total Comprehensive Income Attributable to RPM International Inc. Stockholders	$78,755	$179,915

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 —	SUBSEQUENT EVENTS

We have evaluated events subsequent to November 30, 2010, through the date the financial statements were issued, and have determined no events have occurred that require adjustment of or disclosure in the consolidated financial statements.

Subsequent to the end of our second quarter ended November 30, 2010, on January 5, 2011, we established a new $400.0 million senior unsecured multi-currency revolving credit facility with a group of banks. The new credit facility provides a $35.0 million sub-limit for swing loans (relatively short-term borrowings used for working capital purposes) and a $100.0 million sub-limit for the issuance of letters of credit. Subsequent to the date of the loan agreement, we have the option to increase the new revolving credit facility by an aggregate principal amount not to exceed $100.0 million. The purpose of this new credit facility was to refinance our existing revolving credit facility, and the proceeds of the new credit facility may be used for working capital, capital expenditures and general corporate purposes. This new revolving credit facility matures four years from its closing date.

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

	Quarter Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2010	2009	2010	2009
		(In thousands)

Net Sales
Industrial Segment	$582,508	$613,496	$1,184,822	$1,237,523
Consumer Segment	243,835	245,162	536,331	537,088

Consolidated	$826,343	$858,658	$1,721,153	$1,774,611

Gross Profit
Industrial Segment	$249,741	$266,576	$510,103	$542,951
Consumer Segment	89,756	96,635	204,820	214,090

Consolidated	$339,497	$363,211	$714,923	$757,041

Income (Loss) Before Income Taxes(a)
Industrial Segment
Income Before Income Taxes(a)	$67,672	$74,421	$150,151	$159,300
Interest (Expense), Net	(1,008)	(257)	(1,869)	(367)

EBIT(b)	$68,680	$74,678	$152,020	$159,667

Consumer Segment
Income Before Income Taxes(a)	$27,352	$31,784	$76,379	$81,980
Interest (Expense), Net	20	(4)	30	(10)

EBIT(b)	$27,332	$31,788	$76,349	$81,990

Corporate/Other
(Expense) Before Income Taxes(a)	$(17,756)	$(25,462)	$(41,322)	$(51,556)
Interest (Expense), Net	(11,171)	(12,354)	(24,385)	(23,941)

EBIT(b)	$(6,585)	$(13,108)	$(16,937)	$(27,615)

Consolidated
Income (Loss) Before Income Taxes(a)	$77,268	$80,743	$185,208	$189,724
Interest (Expense), Net	(12,159)	(12,615)	(26,224)	(24,318)

EBIT(b)	$89,427	$93,358	$211,432	$214,042

RESULTS OF OPERATIONS

Three Months Ended November 30, 2010

Net Sales

On a consolidated basis, net sales of $826.3 million for the second quarter ended November 30, 2010 declined 3.8%, or $32.4 million, from net sales of $858.7 million during the same period last year. As outlined in Note 2 to our Consolidated Financial Statements, at May 31, 2010, we deconsolidated SPHC and its subsidiaries from our balance sheet, and eliminated the results of SPHC’s operations from our results of operations beginning on that date. The combined impact of removing net sales relating to SPHC and its subsidiaries from the prior year second quarter and adding back intercompany sales to the deconsolidated group that previously would have been eliminated in consolidation, results in an adjusted prior year second quarter net sales of $784.4 million, a decrease of $74.3 million, or approximately 8.7% of the prior year’s second quarter net sales, as reported. Net sales for the second quarter of fiscal 2011 increased 5.3% or $41.9 million from adjusted net sales during last year’s second quarter, reflecting organic growth of 2.5%, or $20.1 million, versus adjusted net sales during the same period a year ago. The organic improvement included volume-related improvements approximating 2.4% or $18.9 million, offset partially by the combined impact of net unfavorable foreign exchange rates year-over-year, which amounted to 0.9%, or $6.7 million, and an overall favorable change in pricing representing 1.0% of the prior period adjusted sales, or $7.9 million. These favorable pricing initiatives, including those across both of our reportable segments, were instituted primarily during prior periods in order to offset the escalated costs of many of our raw materials. Foreign exchange losses resulted primarily from the strong dollar against the euro, partially offset by the dollar’s performance versus Canadian, Latin American and Asia Pacific currencies. Finally, nine small acquisitions over the past year provided 2.8% of sales growth over last year’s adjusted second quarter net sales, or $21.8 million.

Industrial segment net sales, which comprised 70.5% of the current quarter’s consolidated net sales, totaled $582.5 million, a decline of 5.1% from $613.5 million during last year’s second quarter. As discussed above, our current second quarter net sales reflect the impact of the deconsolidation of SPHC and its subsidiaries. Net sales relating to the deconsolidated group for the prior year second quarter totaled $74.3 million, or 12.1% of last year’s reported second quarter industrial segment net sales. Compared with the prior year second quarter adjusted net sales of $539.2 million, this segment’s current quarter net sales increased by 8.0%, reflecting organic growth of 4.3% or $23.5 million. The organic growth included volume-related improvements approximating 4.1% and favorable pricing versus adjusted industrial segment net sales for the same period a year ago approximating 1.2%, offset partially by 1.0% from net unfavorable foreign exchange differences versus the adjusted net sales for the same period a year ago. Seven small acquisitions provided 3.7% growth over the prior year adjusted second quarter. The pure unit organic sales growth in the industrial segment resulted from general improvement in the overall economy, which impacted many of our industrial product lines, including polymer flooring, particularly in Europe and Canada, and corrosion control coatings. We continue to secure new business through strong brand offerings, new product innovations and international expansion.

Consumer segment net sales of $243.8 million comprised 29.5% of the current quarter’s consolidated net sales and declined by 0.6% versus the segments’ prior year second quarter net sales of $245.2 million. Two small acquisitions contributed 0.8% to the current quarter net sales, while unit volume declined by approximately 1.4%. Slight changes in pricing versus the prior year period favorably impacted the segment’s current quarter net sales by 0.6%, while the impact of net unfavorable foreign exchange rates reduced the segment’s current quarter net sales by approximately 0.6% versus the prior year period. Our consumer segment continues to increase market penetration at major retail accounts with various new product launches and broader channel penetration, while also maintaining a focus on our existing repair and maintenance oriented products.

Gross Profit Margin

Our consolidated gross profit declined to 41.1% of net sales this quarter from 42.3% of net sales for the same period a year ago, and from 42.6% of adjusted net sales for the same period a year ago, despite our overall 2.4% improvement in organic sales volume as described above. The year-over-year impact of higher raw material costs had an unfavorable impact on the current quarter’s gross profit margin versus last year’s adjusted gross profit margin, reflecting year-over-year higher demand for raw materials and an unusually high number of both planned and unplanned raw material supplier plant outages, in a number of instances further amplified by peak seasonal demand. Other factors that had an unfavorable impact on our current quarter gross profit margin were product mix and overhead.

Our industrial segment gross profit for the second quarter of fiscal 2011 decreased to 42.9% of net sales from last year’s second quarter result of 43.5% of net sales, and from last year’s second quarter adjusted result of 44.1% of net sales. Contributing to this 120 bps decrease versus the prior period adjusted gross profit margin was the combination of higher raw material costs, higher overhead and an unfavorable mix of sales during the current quarter.

Our consumer segment gross profit for the quarter declined to 36.8% of net sales from last year’s 39.4% of net sales. Most of the decline in this margin resulted from the impact of higher raw material costs during the current fiscal quarter versus the same period a year ago, combined with higher labor and overhead costs and an unfavorable mix of product sales.

Selling, General and Administrative Expenses (“SG&A”)

Our consolidated SG&A improved to 30.3% of net sales for the current quarter compared with 31.5% a year ago. SG&A as a percent of adjusted prior period net sales was also 31.5%. The 120 bps decrease in SG&A as a percent of net sales primarily reflects the overall favorable impact of the 2.4% unit volume growth in net sales during the current quarter versus the same period a year ago. Additionally, while there were unfavorable increases in warranty expense, employee compensation, benefits and commissions during the current quarter versus last year’s second quarter, there were favorable declines in bad debt expense, advertising and insurance-related expense, along with a reduction in acquisition-related costs incurred during this year’s second quarter versus the same period a year ago. Finally, during the current quarter we recognized a reimbursement from SPHC for certain services provided to the deconsolidated entities under a service agreement.

Our industrial segment SG&A improved to 31.1% of net sales for the current quarter versus 31.4% of actual net sales and 31.4% of adjusted net sales for the same period last year. This segment’s current quarter SG&A margin reflects the impact of its 4.3% growth in organic sales, as discussed above, combined with lower acquisition-related expense, favorable foreign exchange-related gains and overall lower discretionary spending during the current quarter versus the same period a year ago. Partially offsetting those improvements was the impact of higher compensation expense, including commissions on sales resulting from the current quarter growth in organic sales and product mix, and higher warranty expense during the current quarter versus the same period a year ago.

Our consumer segment SG&A as a percentage of net sales for the current quarter decreased to 25.6% of net sales compared with 26.4% of actual net sales a year ago. Reflected in this segment’s improved SG&A margin this quarter are significant cost controls versus the same period last year, including lower advertising and compensation-related expense. Slightly offsetting those savings were slightly higher distribution expenses and unfavorable foreign exchange adjustments during the current quarter versus the same period a year ago.

SG&A expenses in our corporate/other category decreased during the current quarter to $6.6 million from $13.1 million during the corresponding period last year. This $6.5 million decrease reflects the combination of a reimbursement received from an outside service provider in connection with a correction to prior billings, along with lower legal, environmental and acquisition-related expenses. Additionally, there was lower employee-related compensation and benefit expense. Finally, during the current quarter, we incurred fewer corporate/other costs versus the same period a year ago as a result of the May 31, 2010 deconsolidation of SPHC and its subsidiaries.

License fee and joint venture income of approximately $0.6 million and $0.5 million for each of the quarters ended November 30, 2010 and 2009, respectively, are reflected as reductions of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit costs of $8.6 million and $7.7 million for the quarters ended November 30, 2010 and 2009, respectively. This increased pension expense of $0.9 million was primarily the result of increased service cost of $1.3 million, offset slightly by lower interest cost of $0.1 million for the current quarter versus the same period a year ago, combined with approximately $0.5 million of additional net actuarial losses incurred this quarter versus the same period a year ago. Partially offsetting those net higher costs was an improvement in the expected return on plan assets, which had a favorable impact on pension expense of approximately $0.8 million. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note 10, “Pension and Postretirement Health Care Benefits,” for additional information regarding these benefits.

Interest Expense

Interest expense was $16.4 million for the second quarter of fiscal 2011 versus $14.7 million for the same period of fiscal 2010. Additional borrowings for acquisitions incurred during the current quarter versus the same period last year increased interest expense this quarter by approximately $1.0 million versus last year’s second quarter, while higher average borrowings year-over-year increased interest expense by approximately $0.9 million.

Lower average interest rates, which averaged 6.10% overall for the second quarter of fiscal 2011 compared with 6.34% for the same period of fiscal 2010, reduced interest expense by approximately $0.2 million during the current quarter versus the same period a year ago.

Investment Expense (Income), Net

Net investment income of $4.3 million during the second quarter of fiscal 2011 compares to fiscal 2010 second quarter net investment income of $2.1 million. Net realized gains on the sales of investments resulted in a net gain of $3.2 million for the quarter ended November 30, 2010 versus a net gain of approximately $0.9 million for the same period during fiscal 2010, resulting from the timing of sales of securities. Dividend and interest income totaling $1.5 million during the current quarter compares with $1.2 million of income during last year’s second quarter. Impairments recognized on securities that management has determined had other-than-temporary declines in value during the current fiscal quarter approximated $0.4 million, while there were no impairments during the same period last year.

Income Before Income Taxes (“IBT”)

Our consolidated pretax income for this year’s second quarter of $77.3 million compares with last year’s second quarter pretax income of $80.7 million, for a profit margin on net sales of 9.4% versus 9.3% a year ago. Excluding SPHC’s IBT from the prior year’s second quarter IBT, our current quarter pretax income was $2.9 million higher than last year’s adjusted pretax income of $74.4 million, for a profit margin on adjusted net sales of 9.5% during last year’s second quarter.

Our industrial segment had IBT of $67.7 million, for a profit margin on net sales of 11.6%, for this year’s second quarter versus last year’s second quarter IBT of $74.4 million, for a profit margin on net sales of 12.1%, principally reflecting the impact on this segment of the deconsolidation of SPHC on May 31, 2010, as previously discussed. Excluding SPHC’s results from last year’s second quarter, our industrial segment’s IBT was $67.9 million, for a profit margin on adjusted net sales of 12.6%. The industrial segment’s current quarter reduction in the profit margin on net sales versus last year’s second quarter adjusted margin primarily reflects the higher raw material costs experienced during the current quarter versus the same period a year ago, combined with an unfavorable mix of sales during the current quarter versus the adjusted amount for the same period a year ago. Our consumer segment IBT declined to $27.4 million for the quarter, for a profit margin on net sales of 11.2%, from $31.8 million during the second quarter last year, for a profit margin on net sales of 13.0%, primarily from this segment’s 1.4% decline in organic sales (including unfavorable foreign exchange and reduced sales volume) during the current quarter versus last year’s second quarter, combined with the unfavorable impact of higher raw material costs.

Income Tax Rate

The effective income tax rate was 30.8% for the three months ended November 30, 2010 compared to an effective income tax rate of 30.2% for the three months ended November 30, 2009.

For the three months ended November 30, 2010 and, to a greater extent for the three months ended November 30, 2009, the effective tax rate differed from the federal statutory rate principally due to increases in taxes as a result of the impact of non-deductible business operating expenses, state and local income taxes and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards. The increases in the tax rates were offset by the impact of certain foreign operations on our U.S. taxes, the effect of lower tax rates in certain of our foreign jurisdictions and the domestic manufacturing deduction.

As of November 30, 2010, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at November 30, 2010 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions. Any reversal of the valuation allowance that was recorded in purchase accounting reduces income tax expense.

Net Income

Net income of $53.5 million for the three months ended November 30, 2010 compares to $56.4 million for the same period last year, for a net margin on sales of 6.5% for the current quarter compared to the prior year period’s 6.6% net margin on sales. Excluding the results of the deconsolidated group from the prior period net income, the prior year’s second quarter net income was $52.5 million on an adjusted basis, for a prior period net margin on adjusted sales of 6.7%. During the quarter ended November 30, 2010, we had net income from noncontrolling interests of $4.7 million, related to our recent deconsolidation of SPHC. If the deconsolidation of SPHC had occurred prior to fiscal 2010, there would have been approximately $4.8 million in net income from noncontrolling interests during that quarter. Net income attributable to RPM International Inc. Stockholders was $48.8 million for the three months ended November 30, 2010, versus $55.9 million for the same period a year ago, for a margin on net sales of 5.9% for the current quarter compared to the prior period’s 6.5% net margin on sales. On an adjusted basis, the prior year second quarter net income attributable to RPM International Inc. Stockholders was $47.7 million, for an adjusted margin on net sales of 6.1%.

Diluted earnings per share of common stock for this year’s second quarter of $0.38 compares with $0.43 a year ago and an adjusted $0.37 for the same period last year.

Six Months Ended November 30, 2010

Net Sales

On a consolidated basis, net sales of $1.72 billion for the six months ended November 30, 2010 declined 3.0%, or $53.4 million, over net sales of $1.77 billion during the same period last year. As previously discussed, at May 31, 2010, we deconsolidated SPHC and its subsidiaries from our balance sheet, and eliminated the results of SPHC’s operations from our results of operations beginning on that date. The combined impact of removing net sales relating to SPHC and its subsidiaries from the prior year first six months and adding back intercompany sales to the deconsolidated group that previously would have been eliminated in consolidation, results in an adjusted prior year first six months net sales of $1.63 billion, a decrease of $147.2 million, or approximately 8.3% of the prior year’s first six months net sales, as reported. As such, net sales for the first six months of fiscal 2011 increased 5.8%, or $93.8 million from adjusted net sales for the same period a year ago. The organic growth in sales amounted to 3.1%, or $50.6 million, of the increase in the current period net sales versus adjusted net sales for the same period a year ago, which includes volume-related improvements approximating 3.7% or $60.6 million, and the impact of favorable pricing initiatives, approximating 0.4% of the prior period adjusted net sales, or $5.8 million. These favorable pricing initiatives, including those across both of our reportable segments, were instituted primarily during prior periods in order to offset the escalated costs of many of our raw materials. Also reflected in the 3.1% growth in organic sales is the impact of unfavorable foreign exchange rates year-over-year, which amounted to 1.0% of adjusted net sales for last year’s first six months, or $15.8 million. These losses resulted primarily from the strong dollar against the euro, offset in part by favorable adjustments across nearly all major foreign currencies. Nine small acquisitions over the past year provided 2.7% of net sales growth over last year’s adjusted first six months, or $43.2 million.

Industrial segment net sales, which comprised 68.8% of consolidated net sales for this year’s first six months, totaled $1.18 billion, a decline of 4.3% from $1.24 billion during last year’s first six months. As discussed above, net sales for the first six months of fiscal 2011 reflect the impact of the deconsolidation of SPHC and its subsidiaries. Net sales relating to the deconsolidated group for the prior year first six months totaled $147.2 million, or 11.9% of last year’s first six months net sales, as reported. Compared with the prior year’s first six months adjusted net sales of $1.1 billion, this segment’s year-to-date net sales increased by 8.7% or $94.5 million. This increase in the industrial segments’ net sales reflects organic growth of 5.1%, including unit volume growth of approximately 5.8% and favorable pricing of approximately 0.4% of the prior period adjusted net sales, offset partially by unfavorable foreign exchange, which approximated 1.1% of the prior period adjusted net sales. Seven small acquisitions provided 3.6% of this segment’s current period growth in net sales versus adjusted net sales for the prior year’s first six months.

Consumer segment net sales, which comprised 31.2% of consolidated net sales for this year’s first six months, totaled $536.4 million, a decrease of 0.1% from $537.1 million during last year’s first six months. The decline in this segment resulted from an organic decline in sales of 0.8%, including a decline in unit volume approximating 0.4% of the prior period net sales, the impact of unfavorable foreign exchange, approximating 0.6% of the prior period net sales, offset partially by the impact of current period price increases, which provided 0.2% of the prior period net sales. Two small acquisitions provided approximately 0.7% of the net change in this segment’s net sales during this year’s first six months versus the same period a year ago.

Gross Profit Margin

Our consolidated gross profit declined to 41.5% of net sales for this year’s first half from 42.7% of net sales for the same period a year ago, and from 42.9% of adjusted net sales for the same period a year ago, despite our 3.7% growth in organic sales volume versus the prior period adjusted results. The primary source of this current period decline in gross profit margin resulted from raw material costs, which were higher during this year’s first six months versus the first six months of fiscal 2010.

Our industrial segment gross profit for the first six months of fiscal 2011 declined to 43.1% of net sales from last year’s first six months result of 43.9% of net sales as reported and versus last year’s first six months result of 44.4% of adjusted net sales. Raw material costs were higher during this year’s first six months versus the first six months of fiscal 2010, which negatively impacted the current period’s gross profit margin versus the adjusted gross profit margin for the same period a year ago.

Our consumer segment gross profit for the first six months of fiscal 2011 declined by 170 bps to 38.2% of net sales from 39.9% of net sales for the same period last year, mainly as a result of the impact of higher raw material costs incurred during the current period versus the same period a year ago. Additionally, during this year’s first six months, this segment had unfavorable labor and overhead versus the same period a year ago.

Selling, General and Administrative Expenses (“SG&A”)

Our consolidated SG&A improved to 29.2% of net sales for the first six months of fiscal 2011 compared with 30.7% of net sales as reported a year ago and compared with 30.6% of adjusted net sales for the same period a year ago. The 140 bps decrease in SG&A as a percent of net sales versus the prior period adjusted SG&A margin primarily reflects the impact of the 3.4% unit volume growth in net sales, combined with the recognition during the current period of a reimbursement from SPHC for certain services provided to the deconsolidated entities under a service agreement. Additionally, we incurred lower advertising and acquisition-related expenses during this year’s first six months versus the same period a year ago, along with a favorable reduction in insurance-related expenses. Partially offsetting those gains during this year’s first half was the combination of higher compensation expenses and higher commissions relating to the current period growth in sales, in addition to higher warranty and distribution expenses versus the same period a year ago.

Our industrial segment SG&A improved to 30.2% of net sales for this year’s first six months from 31.0% of net sales for the same period last year, and versus 31.1% of adjusted net sales for last year’s first half, primarily reflecting the impact of the 5.8% growth in sales volume year-over-year in this segment, in addition to favorable foreign exchange adjustments, lower acquisition-related expense and lower bad debt expense. Partially offsetting those gains were higher commissions on sales resulting from the current period growth in organic sales, as well as higher compensation and employee benefit expense.

Our consumer segment SG&A as a percentage of net sales for this year’s first six months improved by 60 bps to 24.0% compared with 24.6% a year ago, primarily reflecting the favorable margin impact of lower discretionary spending on advertising expense, including promotional costs, lower compensation expense and a reduction in commissions related to the decline in the segment’s sales volume during this year’s first six months versus the same period last year. This segment experienced slightly higher distribution expense and unfavorable foreign exchange adjustments, which partially offset the improvement in the SG&A margin resulting from the tighter cost controls mentioned above.

SG&A expenses in our corporate/other category decreased during this year’s first six months to $16.9 million from $27.6 million during the corresponding period last year. This $10.7 million decrease reflects the combination of a reimbursement received from an outside service provider in connection with a correction to prior billings, along with lower legal, environmental and acquisition-related expenses. Also, during the current six month period, we incurred fewer corporate/other costs versus the same period a year ago as a result of the May 31, 2010 deconsolidation of SPHC and its subsidiaries. Finally, there was a favorable reduction in insurance-related expense, along with lower acquisition-related expenses and lower legal and environmental expense during this year’s first six months versus the same period last year. Partially offsetting those lower expenses was the combination of unfavorable foreign exchange adjustments and higher hospitalization expenses during the current period versus last year’s first six months.

License fee and joint venture income of approximately $1.2 million and $1.5 million for the first six months of fiscal 2011 and fiscal 2010 are reflected as reductions of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit costs of $17.2 million and $15.0 million for the first six months of fiscal 2011 and fiscal 2010, respectively. This increased pension expense of $2.2 million was primarily the result of a $2.4 million increase in service and interest cost during the first six months of the current year versus the same period a year ago, combined with $1.5 million of additional net actuarial losses incurred during this year’s first six months versus the same period a year ago. A higher expected return on plan assets had a favorable impact on pension expense of approximately $1.7 million for the current period versus the same period a year ago. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Interest Expense

Interest expense was $32.5 million for the first six months of fiscal 2011 versus $27.5 million for the same period a year ago. Higher average borrowings, combined with additional borrowings for acquisitions, increased interest expense this year’s first six months by approximately $3.0 million versus last year’s first six months. Higher interest rates, which averaged 6.04% overall for the first six months of fiscal 2011 compared with 5.75% for the same period of fiscal 2010, increased interest expense by approximately $2.0 million versus last year’s first six months.

Investment Expense (Income), Net

Net investment income of $6.3 million during this year’s first six months compares to net investment income of $3.2 million for the same period a year ago. Dividend and interest income totaled $2.9 million during this year’s first six months versus $2.4 million of income during the same period last year. Net realized gains on the sales of investments resulted in a net gain of $3.9 million for this year’s first six months versus a net gain of $0.9 million for the same period during fiscal 2010. Slightly offsetting those gains were impairments recognized on securities that management has determined are other-than-temporary declines in value, which approximated $0.5 million for the first six months of fiscal 2011, versus $0.1 million for the same period a year ago.

IBT

Our consolidated pretax income for this year’s first six months of $185.2 million compares with pretax income of $189.8 million for the same period last year, and with adjusted pretax income of $175.9 million for the same period last year. This results in a profit margin on net sales of 10.8% for the current period versus an adjusted profit margin on net sales of 10.8% a year ago.

Our industrial segment had IBT of $150.2 million, for a profit margin on net sales of 12.7%, for this year’s first six months versus IBT of $159.3 million, for a profit margin on net sales of 12.9%, for the same period last year, principally reflecting the impact on this segment of the deconsolidation of SPHC on May 31, 202, as previously discussed. Excluding SPHC’s results from last year’s first half, our industrial segment’s IBT was $145.2 million, for a profit margin on adjusted net sales of 13.2%. Reflected in the decline is this segment’s gross profit margin erosion, as previously discussed.. Our consumer segment IBT declined to $76.4 million, or 14.2% of net sales, for the period, from last year’s first half result of $82.0 million, or 15.3% of net sales, primarily from the 0.4% organic sales volume decline during this year’s first six months combined with the impact of increased raw material costs during the current period versus the same period a year ago.

Income Tax Rate

The effective income tax rate was 30.6% for the first six months of fiscal 2011 compared to an effective income tax rate of 31.8% for the same period a year ago.

For the first six months of fiscal 2011 and fiscal 2010, the effective tax rate differed from the federal statutory rate principally due to decreases in taxes as a result of the impact of certain foreign operations on our U.S. taxes, the effect of lower tax rates in certain of our foreign jurisdictions and the domestic manufacturing deduction. These decreases in taxes were partially offset by state and local income taxes, non-deductible business operating expenses and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards. Additionally, for the six months ended November 30, 2010, a decrease in the effective income tax rate resulted from a one-time benefit related to changes in tax laws in the United Kingdom, including the effect of lower income tax rates.

As described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended November 30, 2010, there is uncertainty as to whether we will be able to recognize certain deferred tax assets. Refer to the section captioned, “Three Months Ended November 30, 2010 — Income Tax Rate,” for further information.

Net Income

Net income of $128.5 million for the first six months of fiscal 2011 compares to $129.5 million for the same period last year, and to adjusted net income of $120.9 million for the same period last year. This results in a net margin on sales of 7.5% for this year’s first six months compared to the prior year period’s adjusted 7.4% net margin on sales. The slight improvement in this net margin on an adjusted basis year-over-year primarily resulted from the benefit of our overall 2.5% growth in organic sales during the current period versus the same period last year. During the six months ended November 30, 2010, we had net income from noncontrolling interests of $10.7 million, related to our recent deconsolidation of SPHC. If the deconsolidation of SPHC had occurred prior to fiscal 2010, there would have been approximately $9.4 million in net income from noncontrolling interests during last year’s first half. Net income attributable to RPM International Inc. Stockholders was $117.8 million for the six months ended November 30, 2010, versus $128.9 million for the same period a year ago, for a margin on net sales of 6.8% for the current six month period compared to the prior period’s 7.3% net margin on sales. On an adjusted basis, the prior year first half net income attributable to RPM International Inc. Stockholders was $111.5 million, for an adjusted margin on net sales of 6.9%.

Diluted earnings per share of common stock for this year’s first six months of $0.91 compares with $1.00 a year ago and an adjusted $0.86 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From:

Operating Activities

Operating activities provided cash flow of $183.1 million for the first six months of fiscal 2011 compared with $184.7 million during the same period of fiscal 2010.

The net decline in cash from operations includes the change in net income, adjusted for non-cash expenses and income, which decreased cash flows by approximately $18.4 million during the current period versus last year’s first six months, in addition to changes in working capital accounts and other accruals.

The current period decrease in accounts receivable since May 31, 2010 provided cash of $66.4 million versus the $59.7 million of cash provided by accounts receivable during the same period last year, or approximately $6.7 million more cash provided year-over-year. Days sales outstanding at November 30, 2010 increased slightly to 58.7 days from 57.3 days at November 30, 2009; however, overall net sales (and therefore accounts receivable) declined during the current fiscal year versus the prior period actual results due to the deconsolidation of SPHC, as previously discussed.

Inventory balances required the use of $44.9 million of cash during this year’s first six months, compared with a use of cash of $26.4 million during the same period a year ago, or $18.5 million more cash used year-over-year. Days of inventory outstanding at November 30, 2010 increased slightly to 80.2 days from 78.9 days at November 30, 2009.

With regard to accounts payable, we used $19.5 million less cash during this year’s first six months compared to the same period a year ago, as a result of a change in the timing of certain payments during the current period versus the same period a year ago. Accrued compensation and benefits used approximately $13.0 million more cash versus the prior year period, due to higher bonus payments made during this year’s first six months versus the same period a year ago, while other accruals, including those for other short-term and long-term items, used $1.6 million more in cash versus last year’s first six months, due to changes in the timing of such payments. Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

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

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, to expand capacity and to enhance our administration capabilities. Capital expenditures of $15.3 million during the current year’s first six months compare with depreciation of $26.8 million. We expect capital spending to continue to trail depreciation expense at least through the end of fiscal 2011. Due to additional capacity, which we have brought on-line over the last several years, we believe there is adequate production capacity to meet our needs based on anticipated growth rates. Any additional capital expenditures made over the next few years likely will relate primarily to new products and technology. Not reflected in our capital expenditures is the capacity added through our recent acquisitions of product lines and businesses, which totaled approximately $1.1 million during the first half of fiscal 2011. We presently anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity, will enable us to meet increased demand during the current fiscal year even with these lower levels of capital spending this fiscal year.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At November 30, 2010, the fair value of our investments in marketable securities totaled $125.3 million, of which investments with a fair value of $19.1 million were in an unrealized loss position. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. At May 31, 2010, the fair value of our investments in marketable securities totaled $113.9 million, of which investments with a fair value of $31.2 million were in an unrealized loss position. Total pre-tax unrealized losses recorded in accumulated other comprehensive income at November 30, 2010 and May 31, 2010 were $0.8 million and $1.8 million, respectively.

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

On April 7, 2009, we replaced our existing $125.0 million accounts receivable securitization program, which was set to expire on May 7, 2009, with a new, three-year, $150.0 million accounts receivable securitization program (the “AR program”). The AR program, which was established with two banks for certain of our subsidiaries (“originating subsidiaries”), contemplates that the originating subsidiaries will sell certain of their accounts receivable to RPM Funding Corporation, a wholly-owned special purpose entity (“SPE”), which will then transfer undivided interests in such receivables to the participating banks. Once transferred to the SPE, such receivables are owned in their entirety by the SPE and are not available to satisfy claims of our creditors or creditors of the originating subsidiaries until the obligations owing to the participating banks have been paid in full. The transactions contemplated by the AR program do not constitute a form of off-balance sheet financing and are, and will be, fully reflected in our financial statements. Entry into the AR program increased our liquidity by $25.0 million, but also increased our financing costs due to higher market rates. The amounts available under the AR program are subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable, and therefore at certain times we may not be able to fully access the $150.0 million of funding available under the AR program. At November 30, 2010, approximately $138.3 million was available under this AR program.

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

On December 29, 2006, we replaced our $330.0 million revolving credit facility with a $400.0 million five-year credit facility (the “Credit Facility”). The Credit Facility was used for working capital needs and general corporate purposes, including acquisitions. The Credit Facility provided for borrowings in U.S. dollars and several foreign currencies and provides sublimits for the issuance of letters of credit in an aggregate amount of up to $35.0 million and a swing-line of up to $20.0 million for short-term borrowings of less than 15 days. In addition, the size of the Credit Facility was able to be expanded, subject to lender approval, upon our request by up to an additional $175.0 million, thus potentially expanding the Credit Facility to $575.0 million.

On May 29, 2009, we entered into an amendment to our Credit Facility agreement with our lenders. The amendment required us to comply with various customary affirmative and negative covenants. These included financial covenants requiring us to maintain certain leverage and interest coverage ratios. The definition of EBITDA was amended to add back the sum of all (i) non-cash charges relating to the write-down or impairment of goodwill and other intangibles during the applicable period, (ii) other non-cash charges up to an aggregate of $25.0 million during such applicable period and (iii) one-time cash charges incurred during the period from June 1, 2008 through May 31, 2010, but only up to an aggregate of not more than $25.0 million during such applicable period. The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended. The minimum required consolidated interest coverage ratio, EBITDA to interest expense, remained 3.50 to 1 under the amendment, but allowance of the add-backs referred to above had the effect of making this covenant less restrictive. Under the terms of the leverage covenant, we could not permit our consolidated indebtedness at any date to exceed 55% of the sum of such indebtedness and our consolidated shareholders’ equity on such date, and could not permit the indebtedness of our domestic subsidiaries (determined on a combined basis and excluding indebtedness to us and indebtedness incurred pursuant to permitted receivables securitizations) to exceed 15% of our consolidated shareholders’ equity. This amendment also added a fixed charge coverage covenant beginning with our fiscal quarter ended August 31, 2009. Under the fixed charge coverage covenant, the ratio of our consolidated EBITDA for any four-fiscal-quarter-period to the sum of our consolidated interest expense, income taxes paid in cash (other than taxes on non-recurring gains), capital expenditures, scheduled principal payments on our amortizing indebtedness (other than indebtedness scheduled to be repaid at maturity) and dividends paid in cash (or, for testing periods ending on or before May 31, 2010, 70% of dividends paid in cash), in each case for such four-fiscal-quarter period, could not be less than 1.00 to 1. This amendment also included a temporary, one-year restriction on certain mergers, asset dispositions and acquisitions, and contains customary representations and warranties.

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

We are subject to the same leverage, interest coverage and fixed charge coverage covenants under the AR program as those contained in our Credit Facility (other than the 15% subsidiary debt leverage covenant contained in such Credit Facility). On May 29, 2009, we also entered into an amendment to our AR program. The AR program amendment included the same amendments to the definition of EBITDA, an identical reduction in the maximum consolidated leverage ratio and the same fixed charge coverage covenants as were included in our Credit Facility amendment, as outlined above.

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

Our failure to comply with these and other covenants contained in the Credit Facility could have resulted in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Credit Facility to be due and payable. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that under certain circumstances, an event of default that results in acceleration of our indebtedness under the Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable.

As of November 30, 2010, we were in compliance with all covenants contained in our Credit Facility, including the leverage, interest coverage ratio and fixed charge coverage covenants. At that date, our leverage ratio was 44.1%, while our interest coverage and fixed charge coverage ratios were 5.99:1 and 1.55:1, respectively. Additionally, in accordance with these covenants, at November 30, 2010, our domestic subsidiaries indebtedness did not exceed 15% of consolidated shareholders’ equity as of that date.

Subsequent to the end of our second quarter ended November 30, 2010, on January 5, 2011, we established a new $400.0 million senior unsecured multi-currency revolving Credit Facility with a group of banks. The New Credit Facility provides a $35.0 million sub-limit for swing loans (relatively short-term borrowings used for working capital purposes) and a $100.0 million sub-limit for the issuance of letters of credit. Subsequent to the date of the loan agreement, we have the option to increase the New Credit Facility by an aggregate principal amount not to exceed $100.0 million. The purpose of this New Credit Facility was to refinance our existing revolving Credit Facility, and the proceeds of this New Credit Facility may also be used for working capital, capital expenditures and general corporate purposes. This New Credit Facility matures four years from its closing date. The terms of the New Credit Facility revised our leverage covenant such that our consolidated indebtedness as of any fiscal quarter end must not exceed 60% of the sum of such indebtedness and our consolidated shareholders’ equity on such date, which is less restrictive than the leverage covenant under our old Credit Facility. Also, the terms of the New Credit Facility eliminated the old Credit Facility’s fixed charge coverage ratio requirement and the leverage covenant applicable to subsidiary indebtedness. Furthermore, the defined term “EBITDA” as used in the old Credit Facility has been revised to allow, among other things, an add back of up to $10.0 million of acquisition related costs on an annual basis. All other covenants were substantially unchanged from the old Credit Facility.

Our access to funds under our New Credit Facility is dependent on the ability of the financial institutions that are parties to the New Credit Facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Moreover, the obligations of the financial institutions under our New Credit Facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

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

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $807.6 million at November 30, 2010. Our debt-to-capital ratio was 43.8% at November 30, 2010, compared with 46.2% at May 31, 2010.

The following table summarizes our financial obligations and their expected maturities at November 30, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

	Contractual Obligations
	Total
	Contractual
	Payment	Payments Due In
	Stream	2011	2012-13	2014-15	After 2015
	(In thousands)

Long-term debt obligations	$925,137	$2,674	$21,372	$352,181	$548,910
Capital lease obligations	1,894	429	759	550	156
Operating lease obligations	157,812	36,211	48,839	26,555	46,207
Other long-term liabilities(1):
Interest payments on long-term debt obligations	368,210	55,748	105,246	86,497	120,719
Contributions to pension and postretirement plans(2)	314,400	19,900	75,700	78,300	140,500

Total	$1,767,453	$114,962	$251,916	$544,083	$856,492

(1)	Excluded from other long-term liabilities is our liability for unrecognized tax benefits, which totaled $5.2 million at November 30, 2010. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume the required minimum contribution will be contributed.

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

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2010 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the second quarter of fiscal 2011:

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	per Share	Programs	Programs(2)

September 1, 2010 through September 30, 2010	500,100	$17.77	—	—
October 1, 2010 through October 31, 2010	137,793	$19.79	—	—
November 1, 2010 through November 30, 2010	8,642	$21.27	—	—

Total — Second Quarter	646,535	$18.25	—	—

(1)	A total of 112,720 shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.’s Amended and Restated 2004 Omnibus Equity and Incentive Plan, the 2003 Restricted Plan for Directors, the 1997 Restricted Stock Plan and the 2007 Restricted Stock Plan. The remaining 533,815 shares of common stock reported as purchased are attributable to our stock repurchase program.

(2)	Refer to Note 13 of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

PART II — OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

Termination of a Material Definitive Agreement.

As of January 5, 2011, in connection with our entry into the new credit agreement described hereinafter, we terminated our $400.0 million five-year revolving credit agreement with the lenders party thereto and PNC Bank, National Association, successor by merger to National City Bank, as administrative agent. The prior credit agreement would have expired on December 29, 2011. The lenders under the prior credit agreement and their affiliates have engaged and may engage in commercial and investment banking transactions with us in the ordinary course of business, and also provide or have provided advisory and financial services to us.

Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On January 5, 2011, we and certain of our subsidiaries entered into an unsecured syndicated revolving credit facility (the “New Credit Facility”) with the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders. The New Credit Facility expires on January 5, 2015. The New Credit Facility provides for a four-year $400.0 million revolving credit facility, which includes sublimits for the issuance of swingline loans, which are comparatively short-term loans used for working capital purposes, and letters of credit. The aggregate maximum principal amount of the commitments under the New Credit Facility may be expanded upon our request, subject to certain conditions, to $500 million. The New Credit Facility allows for borrowings in U.S. dollars or certain other foreign currencies in an amount (on a U.S. dollar equivalent basis) of up to $400.0 million. In addition to RPM International Inc., each of RPM Lux Holdco S.ÀR.L., RPOW UK Limited, RPM Europe Holdco B.V., RPM Canada, Tremco illbruck Coatings Limited, RPM Canada Company and Tremco Asia Pacific PTY. Limited is also a borrower under the New Credit Facility. Each such additional borrower is our wholly-owned direct or indirect subsidiary (except for directors’ qualifying shares or nominal equity interests required to be held by someone other than us or our subsidiary under applicable law). The New Credit Facility contemplates that one or more of our other domestic or foreign subsidiaries may become borrowers as well. RPM International Inc. has agreed to guarantee all obligations of subsidiaries that are or become borrowers under the New Credit Facility.

The New Credit Facility is available to refinance existing indebtedness, to finance working capital and capital expenditure needs, and for general corporate purposes .

At our election, loans under the New Credit Facility (other than loans denominated in a currency other than U.S. Dollars) will bear interest at one of the following options: (1) the alternative base rate which is the greatest of (a) the effective prime rate announced by PNC Bank, National Association, (b) a rate per annum that is 0.5% in excess of the effective federal funds rate and (c) a rate per annum that is 1.0% in excess of the daily Eurodollar rate, plus a margin of 0.05% to 1.50% (based on our debt rating); and (2) the Eurodollar rate (or, in the case of swingline loans, the daily LIBOR rate) plus a margin of 1.05% to 2.50% per annum (based on our debt rating). Loans under the New Credit Facility denominated in a currency other than U.S. Dollars will bear interest at the Eurodollar rate plus a margin of 1.05% to 2.50% per annum (based on our debt rating).

The New Credit Facility contains customary covenants, including but not limited to, limitations on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, make certain investments, or sell or transfer assets. Additionally, we may not permit our consolidated leverage ratio to exceed 0.60 to 1.0 or our consolidated interest coverage ratio to be greater than 3.5 to 1.0.

Upon the occurrence of certain events of default, our obligations under the New Credit Facility may be accelerated. Such events of default include payment defaults to lenders under the New Credit Facility, covenant defaults, payment defaults (other than under the New Credit Facility), certain ERISA defaults, change of control and other customary defaults.

The lenders under the New Credit Facility and their affiliates have engaged and may engage in commercial and investment banking transactions with us in the ordinary course of business, and also provide or have provided advisory and financial services to us.

The description of the New Credit Facility set forth in this Item 5 is not complete and is qualified in its entirety by reference to the full text of the credit agreement filed as Exhibit 10.2 to this Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit
Number		Description

*10	.1	Form of Performance-Contingent Restricted Stock (PCRS) and Escrow Agreement.(x)
10.2		Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated January 5, 2011.(x)
31.1		Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)
31.2		Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)
32.1		Section 1350 Certification of the Company’s Chief Executive Officer.(x)
32.2		Section 1350 Certification of the Company’s Chief Financial Officer.(x)
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.

(x)	Filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Robert L. Matejka
Robert L. Matejka
Senior Vice President and Chief Financial Officer

Dated: January 7, 2011