Form 10-Q
period 2011-02-28
RPM INTERNATIONAL INC/DE/
filed 2011-04-07
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011.
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

As of April 1, 2011
130,430,299 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2011	May 31, 2010
	(Unaudited)
	(In thousands, except share and
	per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$275,479	$215,355
Trade accounts receivable (less allowances of $22,485 and $20,525, respectively)	543,870	633,910
Inventories	472,984	386,982
Deferred income taxes	21,434	19,788
Prepaid expenses and other current assets	217,962	194,126

Total current assets	1,531,729	1,450,161

Property, Plant and Equipment, at Cost	978,169	924,086
Allowance for depreciation and amortization	(596,691)	(541,559)

Property, plant and equipment, net	381,478	382,527

Other Assets
Goodwill	824,413	768,244
Other intangible assets, net of amortization	314,368	303,159
Other	103,770	99,933

Total other assets	1,242,551	1,171,336

Total Assets	$3,155,758	$3,004,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$264,539	$299,596
Current portion of long-term debt	2,867	4,307
Accrued compensation and benefits	127,964	136,908
Accrued loss reserves	64,885	65,813
Other accrued liabilities	144,398	124,870

Total current liabilities	604,653	631,494

Long-Term Liabilities
Long-term debt, less current maturities	932,839	924,308
Other long-term liabilities	256,265	243,829
Deferred income taxes	55,331	43,152

Total long-term liabilities	1,244,435	1,211,289

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01; authorized 300,000 shares; issued 134,253 and outstanding 130,430 as of February 2011; issued 132,219 and outstanding 129,918 as of May 2010	1,304	1,299
Paid-in capital	745,514	724,089
Treasury stock, at cost	(62,430)	(40,686)
Accumulated other comprehensive (loss)	(13,122)	(107,791)
Retained earnings	540,258	502,562

Total RPM International Inc. stockholders’ equity	1,211,524	1,079,473
Noncontrolling interest	95,146	81,768

Total Equity	1,306,670	1,161,241

Total Liabilities and Stockholders’ Equity	$3,155,758	$3,004,024

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except share and per share amounts)

Net Sales	$678,920	$666,594	$2,400,073	$2,441,205
Cost of Sales	409,402	406,762	1,415,632	1,424,332

Gross Profit	269,518	259,832	984,441	1,016,873
Selling, General and Administrative Expenses	255,930	256,976	759,421	799,975
Interest Expense	16,502	15,802	49,012	43,271
Investment (Income), Net	(4,903)	(1,833)	(11,189)	(4,984)

Income Before Income Taxes	1,989	(11,113)	187,197	178,611
Provision for Income Taxes	796	(1,949)	57,507	58,305

Net Income	1,193	(9,164)	129,690	120,306
Less: Net Income Attributable to Noncontrolling Interests	96	236	10,806	788

Net Income Attributable to RPM International Inc. Stockholders	$1,097	$(9,400)	$118,884	$119,518

Average Number of Shares of Common Stock Outstanding:
Basic	127,166	127,500	127,383	126,940

Diluted	129,442	127,500	128,020	127,539

Earnings per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic	$0.01	$(0.07)	$0.92	$0.93

Diluted	$0.01	$(0.07)	$0.91	$0.93

Cash Dividends Declared per Share of Common Stock	$0.210	$0.205	$0.625	$0.610

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	February 28,
	2011	2010
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities:
Net income	$129,690	$120,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,482	46,622
Amortization	15,049	16,600
Deferred income taxes	5,831	23,765
Stock-based compensation expense	8,769	7,423
Other	(308)	(1,130)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	98,554	154,567
(Increase) in inventory	(81,387)	(27,732)
(Increase) in prepaid expenses and other current and long-term assets	(15,564)	(16,906)
(Decrease) in accounts payable	(38,356)	(72,592)
(Decrease) in accrued compensation and benefits	(9,509)	(10,246)
(Decrease) in accrued loss reserves	(958)	(2,830)
(Decrease) increase in other accrued liabilities	25,284	4,171
Payments made for asbestos-related claims		(57,437)
Other	14,407	4,292

Cash From Operating Activities	190,984	188,873

Cash Flows From Investing Activities:
Capital expenditures	(21,737)	(14,069)
Acquisition of businesses, net of cash acquired	(38,972)	(63,669)
Purchase of marketable securities	(71,556)	(76,166)
Proceeds from sales of marketable securities	63,369	66,375
Other	2,347	(186)

Cash (Used For) Investing Activities	(66,549)	(87,715)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	37,831	304,106
Reductions of long-term and short-term debt	(30,739)	(327,472)
Cash dividends	(81,189)	(78,798)
Repurchase of stock	(21,759)	(1,832)
Exercise of stock options	8,053	6,919

Cash (Used For) Financing Activities	(87,803)	(97,077)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	23,492	(1,269)

Net Change in Cash and Cash Equivalents	60,124	2,812
Cash and Cash Equivalents at Beginning of Period	215,355	253,387

Cash and Cash Equivalents at End of Period	$275,479	$256,199

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by Generally Accepted Accounting Principles in the U.S. (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and nine month periods ended February 28, 2011 and 2010. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2010.

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

As a result of the combined analyses of each of the components of our net investment in SPHC, we recorded a net loss of approximately $7.9 million, which was reflected in Other Expense, Net, during the fourth fiscal quarter of the year ended May 31, 2010. No changes have been made to these amounts through February 28, 2011.

NOTE 3 —	INVENTORIES

Inventories were composed of the following major classes:

	February 28,	May 31,
	2011	2010
	(In thousands)

Raw material and supplies	$143,278	$123,144
Finished goods	329,706	263,838

Total Inventory	$472,984	$386,982

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	MARKETABLE SECURITIES

The following tables summarize marketable securities held at February 28, 2011 and May 31, 2010 by asset type:

	Available-for-Sale Securities
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
February 28, 2011	Cost	Gains	Losses	Amount)
	(In thousands)

Equity securities:
Stocks	$47,050	$14,462	$(168)	$61,344
Mutual funds	43,458	6,670	(402)	49,726

Total equity securities	90,508	21,132	(570)	111,070
Fixed maturity:
U.S. treasury and other government	15,530	219	(172)	15,577
Corporate bonds	3,075	244	(2)	3,317
Mortgage-backed securities	294	105	—	399

Total fixed maturity securities	18,899	568	(174)	19,293

Total	$109,407	$21,700	$(744)	$130,363

	Available-for-Sale Securities
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
May 31, 2010	Cost	Gains	Losses	Amount)
	(In thousands)

Equity securities:
Stocks	$46,188	$10,926	$(1,181)	$55,933
Mutual funds	24,168	3,397	(470)	27,095

Total equity securities	70,356	14,323	(1,651)	83,028
Fixed maturity:
U.S. treasury and other government	19,730	412	(62)	20,080
Corporate bonds	7,921	507	(33)	8,395
State and municipal bonds	387	4	(3)	388
Foreign bonds	1,305	55	(8)	1,352
Mortgage-backed securities	491	178	(2)	667

Total fixed maturity securities	29,834	1,156	(108)	30,882

Total	$100,190	$15,479	$(1,759)	$113,910

Marketable securities, included in other current and long-term assets, totaling $102.8 million and $27.6 million at February 28, 2011, respectively, and $91.7 million and $22.2 million at May 31, 2010, respectively, are composed of available-for-sale securities and are reported at fair value. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Changes in the fair values of securities that are considered temporary are recorded as unrealized gains and losses, net of applicable taxes, in accumulated other comprehensive income (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in operating income in the period in which the unrealized losses are deemed other than temporary. In order to determine whether an other-than-temporary decline in market value has occurred, the

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

duration of the decline in value and our ability to hold the investment are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value.

Gross gains and losses realized on sales of investments were $4.7 million and $1.5 million, respectively, for the quarter ended February 28, 2011. Gross gains and losses realized on sales of investments were $0.9 million and $0.5 million for the quarter ended February 28, 2010. During the third quarter of fiscal 2010, we recognized losses of $0.1 million for securities deemed to have other-than-temporary impairments. There were no losses recognized for securities with other-than-temporary impairments during the third quarter of fiscal 2011.

Gross gains and losses realized on sales of investments were $10.6 million and $3.5 million, respectively, for the nine month period ended February 28, 2011. Gross gains and losses realized on sales of investments were $2.3 million and $1.0 million, respectively, for the nine month period ended February 28, 2010. During the first nine months of fiscal 2011 and fiscal 2010, we recognized losses of $0.5 million and $0.2 million, respectively, for securities deemed to have other-than-temporary impairments. These amounts are included in investment income, net in the Consolidated Statements of Income.

Summarized below are the securities we held at February 28, 2011 and May 31, 2010 that were in an unrealized loss position and that were included in accumulated other comprehensive income, aggregated by the length of time the investments had been in that position:

	February 28, 2011		May 31, 2010
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In thousands)

Total investments with unrealized losses	$27,904	$(744)	$31,249	$(1,759)
Unrealized losses with a loss position for less than 12 months	27,507	(716)	22,002	(1,385)
Unrealized losses with a loss position for more than 12 months	397	(28)	9,247	(374)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. Unrealized losses at February 28, 2011 were generally related to the volatility in valuations over the last several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at February 28, 2011 were less than 15% below their original cost or have been in a loss position for less than six consecutive months. Although we have begun to see recovery in general economic conditions over the past year, if we were to experience continuing or significant unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net carrying values of debt securities at February 28, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)

Due:
Less than one year	$294	$299
One year through five years	10,562	10,629
Six years through ten years	4,448	4,506
After ten years	3,595	3,859

	$18,899	$19,293

NOTE 5 —	FAIR VALUE MEASUREMENTS

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

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Fair Value at
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	February 28, 2011
	(In thousands)

U.S. Treasury and other government	$—	$15,577	$—	$15,577
Mortgage-backed securities		399		399
Corporate bonds		3,317		3,317
Stocks	61,344	—		61,344
Mutual funds		49,726		49,726
Foreign currency forward contract		2,479		2,479
Cross-currency swap		(15,000)		(15,000)

Total	$61,344	$56,498	$—	$117,842

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Fair Value at
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	May 31, 2010
	(In thousands)

U.S. Treasury and other government	$—	$20,080	$—	$20,080
State and municipal bonds		388		388
Foreign bonds		1,352		1,352
Mortgage-backed securities		667		667
Corporate bonds		8,395		8,395
Stocks	55,933	—		55,933
Mutual funds		27,095		27,095
Cross-currency swap		(1,412)		(1,412)

Total	$55,933	$56,565	$—	$112,498

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

Our cross-currency swap is a liability that has a fair value of $15.0 million at February 28, 2011, that was originally designed to fix our interest and principal payments in euros for the life of our unsecured 6.70% senior notes due November 1, 2015, which resulted in an effective euro fixed-rate borrowing of 5.31%. The basis for determining the rates for this swap included three legs at the inception of the agreement: the USD fixed rate to a USD floating rate; the euro floating to euro fixed rate; and the dollar to euro basis fixed rate at inception. Therefore, we essentially exchanged fixed payments denominated in USD for fixed payments denominated in euros, paying fixed euros at 5.31% and receiving fixed USD at 6.70%. The ultimate payments are based on the notional principal amounts of 150 million USD and approximately 125 million euros. There will be an exchange of the notional

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts at maturity. The rates included in this swap are based upon observable market data, but are not quoted market prices, and therefore, the cross-currency swap is considered a Level 2 liability on the fair value hierarchy. Additionally, this cross-currency swap has been designated as a hedging instrument, and is classified as other long-term liabilities in our Consolidated Balance Sheets.

We have a foreign currency forward contract that is classified as an asset in our Consolidated Balance Sheets with a fair value of $2.5 million at February 28, 2011. This foreign currency forward contract, which has not been designated as a hedge, was designed to reduce our exposure to the changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows. Upon inception of the contract, we purchased USD $80.4 million and sold approximately EUR 59.9 million. Changes in the U.S. Dollar/Euro exchange rate will either increase or decrease our USD functional currency earnings, and will be reflected in Selling, General and Administrative Expenses on our Consolidated Statements of Income. During the quarter ended February 28, 2011, we recognized a gain of approximately $5.0 million as a result of changes in the foreign exchange rates of this foreign currency forward contract. However, these gains were more than offset by the change in exchange rates associated with the related intercompany foreign currency denominated loans, for which we recognized a loss of approximately $5.4 million during the quarter ended February 28, 2011. During the nine months ended February 28, 2011, we recognized a gain of approximately $2.5 million as a result of changes in the foreign exchange rates of this foreign currency forward contract. However, these gains were more than offset by the change in exchange rates associated with the related intercompany foreign currency denominated loans, for which we recognized a loss of approximately $2.7 million during the nine months ended February 28, 2011. The foreign currency forward contract matures on November 23, 2011, one year from the date of inception. There will be an exchange of the notional amounts at maturity. The foreign exchange rates included in this forward contract are based upon observable market data, but are not quoted market prices, and therefore, the forward currency forward contract is considered a Level 2 liability on the fair value hierarchy.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable, and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At February 28, 2011 and May 31, 2010, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of February 28, 2011 and May 31, 2010 are as follows:

	At February 28, 2011
	Carrying Value	Fair Value
	(In thousands)

Cash and cash equivalents	$275,479	$275,479
Marketable equity securities	111,070	111,070
Marketable debt securities	19,293	19,293
Long-term debt, including current portion	935,706	996,085

	At May 31, 2010
	Carrying Value	Fair Value
	(In thousands)

Cash and cash equivalents	$215,355	$215,355
Marketable equity securities	83,028	83,028
Marketable debt securities	30,882	30,882
Long-term debt, including current portion	928,615	1,000,128

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	REORGANIZATION PROCEEDINGS OF CERTAIN SUBSIDIARIES

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

The table below illustrates movements in the Bondex asbestos liability for fiscal 2008, 2009 and 2010:

Asbestos Liability Movement
(Current and Long-Term)

	Balance at	Additions to		Impact of
	Beginning of	Asbestos		Deconsolidation	Balance at End
	Period	Charge	Deductions(1)	of SPHC(2)	of Period
	(In thousands)

Year Ended May 31, 2010	$490,328		$92,621	$(397,707)	$—
Year Ended May 31, 2009	559,745		69,417		490,328
Year Ended May 31, 2008	354,268	$288,100	82,623		559,745

(1)	Deductions include payments for defense-related costs and amounts paid to settle claims.

(2)	During the year ended May 31, 2010, SPHC and Bondex filed Chapter 11 reorganization proceedings in the United States Bankruptcy Court for the District of Delaware, and as a result, were deconsolidated from our results, as required. Refer to Note 2 for further information.

This liability, as a result of the accounting for the deconsolidation of SPHC and its subsidiaries set forth in Note 2, is no longer included in RPM International Inc.’s consolidated balance sheet, effective May 31, 2010.

Insurance Coverage Litigation — During calendar year 2003, the filing entities’ third-party insurers claimed exhaustion of coverage. On July 3, 2003, certain of our subsidiaries, including the filing entities, filed the case of Bondex International, Inc. et al. v. Hartford Accident and Indemnity Company et al., Case No. 1:03-cv-1322, in the United States District Court for the Northern District of Ohio, for declaratory judgment, breach of contract and bad faith against the named third-party insurers, challenging their assertion that their policies covering asbestos-related claims had been exhausted. On December 1, 2008, the trial court denied the plaintiffs’ motions for partial summary judgment and granted the defendants’ motions for summary judgment against plaintiffs, including the filing entities, and entered judgment on all remaining claims and counterclaims, and dismissed the action. Plaintiffs, including the filing entities, appealed the trial court’s decision to the United States Court of Appeals for the Sixth Circuit, which appeal is currently pending. The Sixth Circuit had initially stayed the appeal as a result of the

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bankruptcy filing, but has since lifted the stay and the appeal process has resumed. The parties have agreed to a briefing schedule, which provides that briefing will conclude May 31, 2011. Bondex has not included any potential benefits from the ongoing insurance coverage litigation in calculating its asbestos liability. RPM International Inc. is not a party to this insurance litigation.

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

Specialty Products Holding Corp.
Consolidated Statements of Income
Unaudited

	Quarter Ended	Nine Months Ended
	February 28,	February 28,
	2010	2010
	(In thousands)

Net Sales	$64,477	$214,512
Net sales to RPM	3,260	12,825

Total net sales	67,737	227,337
Cost of sales	44,707	145,157

Gross profit	23,030	82,180
Selling, general & administrative expenses	23,392	68,290
Interest expense	5	16
Investment expense (income), net	(41)	(210)

Income before income taxes	(326)	14,084
Provision for income taxes	383	5,646

Net income	$(709)	$8,438

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

We also offer warranty programs at several of our industrial businesses and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received, which are not currently estimable due to the significant number of variables contributing to the extent of any necessary remediation. While our warranty liability represents our best estimate at February 28, 2011, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense.

The following table includes the changes in our accrued warranty balances:

	Quarter Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
	(In thousands)

Beginning Balance	$15,931	$15,097	$17,602	$18,993
Deductions(1)	(3,434)	(3,741)	(14,717)	(18,200)
Provision charged to SG&A expense	4,440	3,263	14,052	13,826

Ending Balance	$16,937	$14,619	$16,937	$14,619

(1)	Primarily claims paid during the year.

In addition, like other companies participating in similar lines of business, some of our subsidiaries are involved in several proceedings relating to environmental matters. It is our policy to accrue remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. These liabilities are undiscounted.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	INVESTMENT (INCOME) EXPENSE, NET

Investment (income) expense, net, consists of the following components:

	Quarter Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
	(In thousands)

Interest (income)	$(1,068)	$(996)	$(3,349)	$(2,768)
(Gain) loss on sale of marketable securities	(3,194)	(355)	(7,060)	(1,284)
Other-than-temporary impairment on securities	57	89	542	235
Dividend (income)	(698)	(571)	(1,322)	(1,167)

Investment (income) expense, net	$(4,903)	$(1,833)	$(11,189)	$(4,984)

NOTE 9 —	INCOME TAXES

The effective income tax rate was 40.0% for the three months ended February 28, 2011 compared to an effective income tax rate of 17.5% for the three months ended February 28, 2010. The effective income tax rate was 30.7% for the nine months ended February 28, 2011 compared to an effective income tax rate of 32.6% for the same period a year ago.

For the three and nine months ended February 28, 2011 and February 28, 2010, respectively, the effective tax rate differed from the federal statutory rate principally due to decreases in taxes as a result of the impact of certain foreign operations on our U.S. taxes, the effect of lower income tax rates in certain of our foreign jurisdictions, the domestic manufacturing deduction and the research tax credit. These decreases in taxes were partially offset by state and local income taxes, non-deductible business operating expenses and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards. Additionally, for the nine months ended February 28, 2011, a decrease in the effective income tax rate resulted from a one-time benefit related to changes in tax laws in the United Kingdom, including the effect of lower income tax rates.

As of February 28, 2011, we had unrecognized tax benefits of approximately $3.4 million, of which approximately $2.5 million would impact the effective tax rate, if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At February 28, 2011, the accrual for interest and penalties totaled approximately $1.6 million. We do not anticipate any significant changes to the total unrecognized tax benefits within the next 12 months that would impact the effective tax rate.

We, or our subsidiaries, file income tax returns in the U.S. and in various state, local and foreign jurisdictions. As of February 28, 2011 we are subject to U.S. federal income tax examinations for the fiscal years 2007 through 2010. In addition, with limited exceptions, we, or our subsidiaries, are subject to state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2003 through 2010. We are currently under examination in the U.S. and in various non-U.S. jurisdictions including an ongoing audit by the Internal Revenue Service (“IRS”) for the fiscal 2007 and 2008 tax years. Although it is possible that certain tax examinations, including the IRS examination of fiscal years 2007 and 2008, could be resolved during the next 12 months, the timing and outcomes are uncertain.

As of February 28, 2011, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at February 28, 2011 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase accounting for prior year acquisitions. In accordance with ASC 805, Business Combinations, any reversal of the valuation allowance that was recorded in purchase accounting reduces income tax expense.

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

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and nine month periods ended February 28, 2011 and 2010:

	U.S. Plans		Non-U.S. Plans
	Quarter Ended		Quarter Ended
	February 28,		February 28,
Pension Benefits	2011	2010	2011	2010
	(In thousands)

Service cost	$4,238	$3,505	$830	$486
Interest cost	3,435	3,375	1,782	1,823
Expected return on plan assets	(3,139)	(2,448)	(1,655)	(1,502)
Amortization of:
Prior service cost	90	87	3	3
Net actuarial losses recognized	1,980	1,638	584	235

Net Periodic Benefit Cost	$6,604	$6,157	$1,544	$1,045

	U.S. Plans		Non-U.S. Plans
	Quarter Ended		Quarter Ended
	February 28,		February 28,
Postretirement Benefits	2011	2010	2011	2010
	(In thousands)

Service cost	$2	$—	$170	$81
Interest cost	110	143	213	160
Amortization of:
Prior service cost	(22)	(7)
Net actuarial (gains) losses recognized	(48)	(34)	21	(33)

Net Periodic Benefit Cost	$42	$102	$404	$208

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,		February 28,
Pension Benefits	2011	2010	2011	2010
	(In thousands)

Service cost	$12,717	$10,515	$2,491	$1,459
Interest cost	10,304	10,124	5,347	5,467
Expected return on plan assets	(9,418)	(7,346)	(4,966)	(4,506)
Amortization of:
Prior service cost	269	263	8	7
Net actuarial losses recognized	5,939	4,915	1,754	706

Net Periodic Benefit Cost	$19,811	$18,471	$4,634	$3,133

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,		February 28,
Postretirement Benefits	2011	2010	2011	2010
	(In thousands)

Service cost	$4	$2	$509	$244
Interest cost	330	427	639	480
Amortization of:
Prior service cost	(65)	(21)
Net actuarial (gains) losses recognized	(143)	(103)	62	(100)

Net Periodic Benefit Cost	$126	$305	$1,210	$624

We previously disclosed in our financial statements for the fiscal year ended May 31, 2010 that we expected to contribute approximately $10.1 million to our retirement plans in the U.S. and approximately $8.9 million to plans outside the U.S. during the current fiscal year. As of February 28, 2011, an additional $10.1 million has been contributed to our retirement plans in the U.S. for a total expected contribution of $20.2 million to these plans during the current fiscal year. No changes to planned contribution levels relating to our plans outside the U.S. are anticipated.

On May 31, 2010, we deconsolidated SPHC and its subsidiaries from our balance sheet, and eliminated the results of SPHC’s operations beginning on that date. Therefore, the information reflected above for the three and nine month periods ended February 28, 2011 for the U.S. Plans pension benefits excludes amounts related to SPHC’s pension plans.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method, for the nine months ended February 28, 2011 and 2010. For the quarters ended February 28, 2011 and 2010, the treasury stock method was utilized for the purpose of computing basic and diluted earnings per share, as the result under the two-class method would have been less dilutive:

	Quarter Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$1,097	$(9,400)	$118,884	$119,518
Less: Allocation of earnings and dividends to participating securities			(1,869)	(1,446)

Net income available to common shareholders — basic	1,097	(9,400)	117,015	118,072
Add: Undistributed earnings reallocated to unvested shareholders			3	3

Net income available to common shareholders — diluted	$1,097	$(9,400)	$117,018	$118,075

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,166	127,500	127,383	126,940
Average diluted options			637	599
Net issuable common share equivalents	2,276

Total shares for diluted earnings per share (1), (2)	129,442	127,500	128,020	127,539

Earnings Per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.01	$(0.07)	$0.92	$0.93

Diluted Earnings Per Share of Common Stock	$0.01	$(0.07)	$0.91	$0.93

(1)	For the quarters ended February 28, 2011 and 2010, approximately 2,607,000 shares and 2,107,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS for those periods, as the effect would have been anti-dilutive.

(2)	For the nine month periods ended February 28, 2011 and 2010, approximately 2,111,000 shares and 1,913,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS for those periods, as the effect would have been anti-dilutive.

NOTE 12 —	SEGMENT INFORMATION

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition to our two reportable segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either reportable segment. Assets related to the corporate/other category consist primarily of investments, prepaid expenses, deferred pension assets, and headquarters’ property and equipment. These corporate and other assets and expenses reconcile reportable segment data to total consolidated income before income taxes and identifiable assets. Our comparative three and nine month

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results for the periods ended February 28, 2011 and 2010, and identifiable assets as of February 28, 2011 and May 31, 2010 are presented in segment detail in the following table.

	Quarter Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
	(In thousands)

Net Sales
Industrial Segment	$449,092	$457,683	$1,633,914	$1,695,206
Consumer Segment	229,828	208,911	766,159	745,999

Consolidated	$678,920	$666,594	$2,400,073	$2,441,205

Gross Profit
Industrial Segment	$186,663	$184,174	$696,766	$727,125
Consumer Segment	82,855	75,658	287,675	289,748

Consolidated	$269,518	$259,832	$984,441	$1,016,873

Income (Loss) Before Income Taxes
Industrial Segment	$12,603	$1,442	$162,754	$160,742
Consumer Segment	16,002	12,340	92,381	94,320
Corporate/Other	(26,616)	(24,895)	(67,938)	(76,451)

Consolidated	$1,989	$(11,113)	$187,197	$178,611

	February 28,	May 31,
	2011	2010

Identifiable Assets
Industrial Segment	$1,856,780	$1,666,005
Consumer Segment	1,143,783	1,135,211
Corporate/Other	155,195	202,808

Consolidated	$3,155,758	$3,004,024

NOTE 13 —	STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the nine months ended February 28, 2011, we repurchased approximately 1.0 million shares of our common stock at a cost of $17.9 million under this program.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 —	EQUITY

The following table illustrates the components of total equity and comprehensive income for the quarter ended February 28, 2011:

	Total RPM
	International	Noncontrolling
	Inc. Equity	Interest	Total Equity
	(In thousand)

Total equity at November 30, 2010	$1,187,418	$96,863	$1,284,281
Net income	1,097	96	1,193
Other Comprehensive Income:
Foreign currency translation adjustments	44,038	(2,835)	41,203
Pension and other postretirement benefit liability adjustments, net of tax	54	(329)	(275)
Unrealized gain (loss) on securities, net of tax	(4,718)	1,337	(3,381)
Unrealized gain on derivatives, net of tax	51	14	65

Total Other Comprehensive Income, net of tax	39,425	(1,813)	37,612

Comprehensive Income	40,522	(1,717)	38,805
Dividends paid	(27,278)		(27,278)
Other	3,068		3,068
Stock option exercises, net	5,440		5,440
Stock based compensation expense	531		531
Restricted awards, net	1,823		1,823

Total Equity at February 28, 2011	$1,211,524	$95,146	$1,306,670

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the components of total equity and comprehensive income for the nine months ended February 28, 2011:

	Total RPM
	International	Noncontrolling
	Inc. Equity	Interest	Total Equity
	(In thousands)

Total equity at May 31, 2010	$1,079,473	$81,768	$1,161,241
Net income	118,884	10,806	129,690
Other Comprehensive Income:
Foreign currency translation adjustments	84,455	2,150	86,605
Pension and other postretirement benefit liability adjustments, net of tax	2,289	(414)	1,875
Unrealized gain (loss) on securities, net of tax	4,853	—	4,853
Unrealized gain on derivatives, net of tax	3,072	836	3,908

Total Other Comprehensive Income, net of tax	94,669	2,572	97,241

Comprehensive Income	213,553	13,378	226,931
Dividends paid	(81,189)		(81,189)
Other	4,156		4,156
Shares repurchased	(17,948)		(17,948)
Stock option exercises, net	8,052		8,052
Stock based compensation expense	1,543		1,543
Restricted awards, net	3,884		3,884

Total Equity at February 28, 2011	$1,211,524	$95,146	$1,306,670

The following table illustrates the components of total comprehensive income for the prior year comparative periods:

	Quarter Ended	Nine Months Ended
	February 28, 2010	February 28, 2010
	(In thousands)

Net income (loss)	$(9,164)	$120,306
Other Comprehensive Income:
Foreign currency translation adjustments	(41,556)	(1,093)
Pension and other postretirement benefit liability adjustments, net of tax	1,323	3,539
Unrealized gain on securities, net of tax	811	8,428
Unrealized gain on derivatives, net of tax	(2,087)	(1,386)

Total Other Comprehensive Income, net of tax	(41,509)	9,488

Comprehensive Income	(50,673)	129,794
Less: Net Income and Other Comprehensive Income Attributable to Noncontrolling Interest	236	788

Total Comprehensive Income Attributable to RPM International Inc. Stockholders	$(50,909)	$129,006

NOTE 15 —	SUBSEQUENT EVENTS

We have evaluated events subsequent to February 28, 2011, through the date the financial statements were issued, and have determined no events have occurred that require adjustment of or disclosure in the consolidated financial statements.

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

	Quarter Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
	(In thousands)

Net Sales
Industrial Segment	$449,092	$457,683	$1,633,914	$1,695,206
Consumer Segment	229,828	208,911	766,159	745,999

Consolidated	$678,920	$666,594	$2,400,073	$2,441,205

Gross Profit
Industrial Segment	$186,663	$184,174	$696,766	$727,125
Consumer Segment	82,855	75,658	287,675	289,748

Consolidated	$269,518	$259,832	$984,441	$1,016,873

Income (Loss) Before Income Taxes(a)
Industrial Segment
Income Before Income Taxes(a)	$12,603	$1,442	$162,754	$160,742
Interest (Expense), Net	(968)	(17)	(2,837)	(384)

EBIT(b)	$13,571	$1,459	$165,591	$161,126

Consumer Segment
Income Before Income Taxes(a)	$16,002	$12,340	$92,381	$94,320
Interest (Expense), Net	3	3	33	(7)

EBIT(b)	$15,999	$12,337	$92,348	$94,327

Corporate/Other
(Expense) Before Income Taxes(a)	$(26,616)	$(24,895)	$(67,938)	$(76,451)
Interest (Expense), Net	(10,634)	(13,955)	(35,019)	(37,896)

EBIT(b)	$(15,982)	$(10,940)	$(32,919)	$(38,555)

Consolidated
Income (Loss) Before Income Taxes(a)	$1,989	$(11,113)	$187,197	$178,611
Interest (Expense), Net	(11,599)	(13,969)	(37,823)	(38,287)

EBIT(b)	$13,588	$2,856	$225,020	$216,898

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles (“GAAP”) in the U.S., to EBIT.

(b)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended February 28, 2011

Net Sales

On a consolidated basis, net sales of $678.9 million for the third quarter ended February 28, 2011 improved by 1.8%, or $12.3 million, from net sales of $666.6 million during the same period last year. As outlined in Note 2 to our Consolidated Financial Statements, at May 31, 2010, we deconsolidated SPHC and its subsidiaries from our balance sheet, and eliminated the results of SPHC’s operations from our results of operations beginning on that date. The combined impact of removing net sales relating to SPHC and its subsidiaries from the prior year third quarter and adding back intercompany sales to the deconsolidated group that previously would have been eliminated in consolidation, results in an adjusted prior year third quarter net sales of $603.1 million, a decrease of $63.5 million, or approximately 9.5% of the prior year’s third quarter net sales, as reported. Net sales for the third quarter of fiscal 2011 increased 12.6% or $75.8 million from adjusted net sales during last year’s third quarter, reflecting organic growth of 10.8%, or $65.1 million, versus adjusted net sales during the same period a year ago. The organic improvement included volume-related improvements approximating 9.0% or $54.2 million, combined with net favorable foreign exchange rates year-over-year, which amounted to 0.3%, or $1.6 million, and an overall favorable change in pricing representing 1.5% of the prior period adjusted sales, or $9.3 million. These favorable pricing initiatives, including those across both of our reportable segments, were instituted primarily during prior periods in order to offset the escalated costs of many of our raw materials. Foreign exchange gains resulted primarily from the dollar’s performance versus Canadian, Latin American and Asia Pacific currencies, offset partially by a stronger euro. Finally, ten small acquisitions, net of a divestiture of a small product line over the past year provided 1.8% of sales growth this quarter over last year’s adjusted third quarter net sales, or $10.7 million.

Industrial segment net sales, which comprised 66.1% of the current quarter’s consolidated net sales, totaled $449.1 million, a decline of 1.9% from $457.7 million during last year’s third quarter. As discussed above, our current third quarter net sales reflect the impact of the deconsolidation of SPHC and its subsidiaries. Net sales relating to the deconsolidated group for the prior year third quarter totaled $63.8 million, or 13.9% of last year’s reported third quarter industrial segment net sales. Compared with the prior year third quarter adjusted net sales of $393.9 million, this segment’s current quarter net sales increased by 14.0%, reflecting organic growth of 11.2% or $44.3 million. The organic growth included volume-related improvements approximating 8.8%, favorable pricing versus adjusted industrial segment net sales for the same period a year ago approximating 2.1% and 0.3% from net favorable foreign exchange differences versus the adjusted net sales for the same period a year ago. Eight small acquisitions provided 2.8% growth over the prior year adjusted third quarter. The pure unit organic sales growth in the industrial segment resulted from general improvement in the overall economy, which impacted many of our industrial product lines, including roofing, sealants and polymer flooring, particularly in Europe and Canada, and corrosion control coatings. We continue to secure new business through strong brand offerings, new product innovations and international expansion.

Consumer segment net sales of $229.8 million comprised 33.9% of the current quarter’s consolidated net sales and improved by 10.0% versus the segments’ prior year third quarter net sales of $208.9 million. The divestiture of a product line outweighed the acquisition of two smaller product lines, negatively impacting this segment’s third quarter net sales performance by 0.1% versus net sales from the prior year period, while unit volume improved by approximately 9.5%. Slight changes in pricing versus the prior year period favorably impacted the segment’s current quarter net sales by 0.4%, while the impact of net favorable foreign exchange rates improved the segment’s current quarter net sales by approximately 0.1% versus the prior year period. Our consumer segment continues to increase market penetration at major retail accounts with various new product launches and broader channel penetration, while also maintaining a focus on our existing repair and maintenance oriented products.

Gross Profit Margin

Our consolidated gross profit improved to 39.7% of net sales this quarter from 39.0% of net sales for the same period a year ago, and from 39.3% of adjusted net sales for the same period a year ago, despite our overall 9.0% improvement in organic sales volume as described above. The year-over-year impact of higher raw material costs had an unfavorable impact on the current quarter’s gross profit margin versus last year’s adjusted gross profit margin. This reflects year-over-year higher demand for raw materials, higher oil price impact, increased disparity between oil and natural gas, and continued supplier consolidation. Other factors that had a slightly offsetting favorable impact on our current quarter gross profit margin were favorable pricing, product mix and labor costs.

Our industrial segment gross profit for the third quarter of fiscal 2011 improved to 41.6% of net sales from last year’s third quarter result of 40.2% of net sales, and from last year’s third quarter adjusted result of 40.9% of net sales. Contributing to this 70 bps increase versus the prior period adjusted gross profit margin was the combination of favorable pricing and mix of sales along with lower labor costs during the current quarter versus the same period a year ago, which more than offset higher raw material costs.

Our consumer segment gross profit for the quarter declined slightly to 36.1% of net sales from last year’s 36.2% of net sales. Most of the decline in this margin resulted from the impact of higher raw material costs during the current fiscal quarter versus the same period a year ago, offset slightly by lower labor and overhead costs.

Selling, General and Administrative Expenses (“SG&A”)

Our consolidated SG&A improved to 37.7% of net sales for the current quarter compared with 38.6% a year ago and with consolidated SG&A as a percent of adjusted prior period net sales of 38.8%. The 110 bps decrease in SG&A as a percent of adjusted net sales primarily reflects the overall favorable impact of the 9.0% unit volume growth in net sales during the current quarter versus adjusted net sales for the same period a year ago. While there were unfavorable increases in employee compensation expense, warranty expense, benefits and commissions during the current quarter versus last year’s third quarter, there were favorable declines in bad debt expense during this year’s third quarter versus the same period a year ago. Finally, during the current quarter we recognized a reimbursement from SPHC for certain services provided to the deconsolidated entities under a service agreement.

Our industrial segment SG&A improved to 38.6% of net sales for the current quarter versus 39.9% of actual net sales and 40.5% of adjusted net sales for the same period last year. This segment’s current quarter SG&A margin reflects the impact of its 8.8% growth in organic sales volume, as discussed above, combined with lower bad debt expense and overall lower discretionary spending during the current quarter versus the same period a year ago. Partially offsetting those improvements was the impact of higher compensation expense, including commissions on sales resulting from the current quarter growth in organic sales, and higher warranty and distribution expense during the current quarter versus the same period a year ago.

Our consumer segment SG&A as a percentage of net sales for the current quarter decreased to 29.1% of net sales compared with 30.3% of net sales a year ago. Reflected in this segment’s improved SG&A margin this quarter is the impact of its 9.5% growth in sales volume, as discussed above, along with favorable foreign exchange adjustments and tighter cost controls versus the same period last year, including lower legal and environmental expense. Slightly offsetting those savings were higher distribution expenses, higher employee-related compensation expense and higher advertising and promotional expense incurred during the current quarter versus the same period a year ago.

SG&A expenses in our corporate/other category increased during the current quarter to $16.0 million from $10.9 million during the corresponding period last year. This $5.1 million increase reflects the combination of higher legal, environmental and acquisition-related expenses. Additionally, there was higher employee-related compensation and benefit expense incurred during the current quarter compared with the same period last year.

License fee and joint venture income of approximately $0.7 million and $0.5 million for each of the quarters ended February 28, 2011 and 2010, respectively, are reflected as reductions of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit costs of $8.6 million and $7.5 million for the quarters ended February 28, 2011 and 2010, respectively. This increased pension expense of $1.1 million was primarily the result of increased service cost of $1.2 million combined with approximately $0.7 million in higher net actuarial losses recognized during the current quarter versus the same period a year ago, partially offset by $0.8 million for a higher expected return on plan assets during the current quarter versus the same period a year ago. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note 10, “Pension and Postretirement Health Care Benefits,” for additional information regarding these benefits.

Interest Expense

Interest expense was $16.5 million for the third quarter of fiscal 2011 versus $15.8 million for the same period of fiscal 2010. Additional borrowings for acquisitions incurred during the current quarter versus the same period last year increased interest expense this quarter by approximately $0.7 million versus last year’s third quarter, while lower average borrowings year-over-year decreased interest expense by approximately $1.0 million. Higher interest rates, which averaged 6.92% overall for the third quarter of fiscal 2011 compared with 6.63% for the same period of fiscal 2010, increased interest expense by approximately $0.2 million versus last year’s third quarter. Lastly, during the third quarter of fiscal 2011 we replaced our old revolving credit facility with a new credit facility, and wrote off the remaining $0.8 million in fees associated with the old facility.

Investment Expense (Income), Net

Net investment income of $4.9 million during the third quarter of fiscal 2011 compares to fiscal 2010 third quarter net investment income of $1.8 million. Net realized gains on the sales of investments resulted in a net gain of $3.2 million for the quarter ended February 28, 2011 versus a net gain of approximately $0.4 million for the same period during fiscal 2010, resulting from the timing of sales of securities. Dividend and interest income totaling $1.7 million during the current quarter compares with $1.5 million of income during last year’s third quarter. Impairments recognized on securities that management has determined had other-than-temporary declines in value during the prior year third quarter approximated $0.1 million, while there were no impairments recorded during the current period.

Income Before Income Taxes (“IBT”)

Our consolidated pretax income for this year’s third quarter of $2.0 million compares with last year’s third quarter pretax loss of $11.1 million, for a profit margin on net sales of 0.3% versus a negative 1.7% a year ago. Excluding SPHC’s IBT from the prior year’s third quarter IBT, our current quarter pretax income was $12.8 million higher than last year’s adjusted pretax loss of $10.8 million, for a profit margin on adjusted net sales of 1.8% during last year’s third quarter.

Our industrial segment had IBT of $12.6 million, for a profit margin on net sales of 2.8%, for this year’s third quarter versus last year’s third quarter IBT of $1.4 million, for a profit margin on net sales of 0.3%, principally reflecting the impact on this segment of the deconsolidation of SPHC on May 31, 2010, as previously discussed. Excluding SPHC’s results from last year’s third quarter, our industrial segment’s IBT was $1.7 million, for a profit margin on adjusted net sales of 0.4%. The industrial segment’s current quarter improvement in the profit margin on net sales versus last year’s third quarter adjusted margin primarily reflects the 11.2% growth in organic sales versus adjusted net sales for the same period a year ago, combined with overall lower discretionary spending. Our consumer segment IBT improved to $16.0 million for the quarter, for a profit margin on net sales of 7.0%, from $12.3 million during the third quarter last year, for a profit margin on net sales of 5.9%, primarily from this segment’s 9.9% growth in organic sales during the current quarter versus last year’s adjusted third quarter net sales, combined with tighter cost controls.

Income Tax Rate

The effective income tax rate was 40.0% for the three months ended February 28, 2011 compared to an effective income tax rate of 17.5% for the three months ended February 28, 2010.

For the three months ended February 28, 2011 and, to a greater extent for the three months ended February 28, 2010, the effective tax rate differed from the federal statutory rate principally due to increases in taxes as a result of the impact of non-deductible business operating expenses, state and local income taxes and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards. The increases in the tax rates were offset by the impact of certain foreign operations on our U.S. taxes, the effect of lower tax rates in certain of our foreign jurisdictions, the domestic manufacturing deduction and the research tax credit.

As of February 28, 2011, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at February 28, 2011 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions. Any reversal of the valuation allowance that was recorded in purchase accounting reduces income tax expense.

Net Income

Net income of $1.2 million for the three months ended February 28, 2011 compares to a net loss of $9.2 million for the same period last year, for a net margin on sales of 0.2% for the current quarter compared to the prior year period’s negative 1.4% net margin on sales. Excluding the results of the deconsolidated group from the prior period net income, the prior year’s third quarter net loss was $8.5 million on an adjusted basis, for a prior period net margin on adjusted sales of negative 1.4%. During the quarter ended February 28, 2011, we had net income from noncontrolling interests of $0.1 million, primarily related to our recent deconsolidation of SPHC. If the deconsolidation of SPHC had occurred prior to fiscal 2010, there would have been approximately $1.2 million in net income from noncontrolling interests during that quarter. Net income attributable to RPM International Inc. Stockholders was $1.1 million for the three months ended February 28, 2011, versus a net loss of $9.4 million for the same period a year ago, for a margin on net sales of 0.2% for the current quarter compared to the prior period’s negative 1.4% net margin on sales. On an adjusted basis, the prior year third quarter net loss attributable to RPM International Inc. Stockholders was $9.7 million, for an adjusted margin on net sales of negative 1.6%.

Diluted earnings per share of common stock for this year’s third quarter of $0.01 compares with a loss of $0.07 a year ago and an adjusted loss of $0.08 for the same period last year.

Nine Months Ended February 28, 2011

Net Sales

On a consolidated basis, net sales of $2.40 billion for the nine months ended February 28, 2011 declined 1.7%, or $41.1 million, over net sales of $2.44 billion during the same period last year. As previously discussed, at May 31, 2010, we deconsolidated SPHC and its subsidiaries from our balance sheet, and eliminated the results of SPHC’s operations from our results of operations beginning on that date. The combined impact of removing net sales relating to SPHC and its subsidiaries from the prior year first nine months and adding back intercompany sales to the deconsolidated group that previously would have been eliminated in consolidation, results in an adjusted prior year first nine months net sales of $2.23 billion, a decrease of $210.7 million, or approximately 8.6% of the prior year’s first nine months net sales, as reported. As such, net sales for the first nine months of fiscal 2011 increased 7.6%, or $169.6 million from adjusted net sales for the same period a year ago. The organic growth in sales amounted to 5.4%, or $119.7 million, of the increase in the current period net sales versus adjusted net sales for the same period a year ago, which includes volume-related improvements approximating 5.4% or $119.9 million, and the impact of favorable pricing initiatives, approximating 0.6% of the prior period adjusted net sales, or $13.3 million. These favorable pricing initiatives, including those across both of our reportable segments, were instituted primarily during prior periods in order to offset the escalated costs of many of our raw materials. Also reflected in the 5.4% growth in organic sales is the impact of unfavorable foreign exchange rates year-over-year, which amounted to 0.6% of adjusted net sales for last year’s first nine months, or $13.5 million. These losses resulted primarily from the strong dollar against the euro, offset in part by favorable adjustments across nearly all major foreign currencies. Twelve small acquisitions, net of a product line divestiture, over the past year provided 2.2% of net sales growth over last year’s adjusted first nine months, or $49.9 million.

Industrial segment net sales, which comprised 68.1% of consolidated net sales for this year’s first nine months, totaled $1.63 billion, a decline of 3.6% from $1.70 billion during last year’s first nine months. As discussed above, net sales for the first nine months of fiscal 2011 reflect the impact of the deconsolidation of SPHC and its subsidiaries. Net sales relating to the deconsolidated group for the prior year first nine months totaled $211.1 million, or 12.5% of last year’s first nine months net sales, as reported. Compared with the prior year’s first nine months adjusted net sales of $1.48 billion, this segment’s year-to-date net sales increased by 10.1% or $149.8 million. This increase in the industrial segments’ net sales reflects organic growth of 6.8%, including unit volume growth of approximately 6.8% and favorable pricing of approximately 0.7% of the prior period adjusted net sales, offset partially by unfavorable foreign exchange, which approximated 0.7% of the prior period adjusted net sales. Nine small acquisitions provided 3.3% of this segment’s current period growth in net sales versus adjusted net sales for the prior year’s first nine months.

Consumer segment net sales, which comprised 31.9% of consolidated net sales for this year’s first nine months, totaled $766.2 million, an increase of 2.7% from $746.0 million during last year’s first nine months. The improvement in this segment resulted from organic growth in sales of 2.5%, including growth in unit volume sales approximating 2.6% of the prior period net sales, the impact of current period price increases, approximating 0.2% of the prior period net sales, offset partially by the impact of unfavorable foreign exchange, which amounted to 0.3% of the prior period net sales. Two small acquisitions, net of a product line divestiture, provided approximately 0.1% of the net change in this segment’s net sales during this year’s first nine months versus the same period a year ago.

Gross Profit Margin

Our consolidated gross profit declined to 41.0% of net sales for this year’s first nine months from 41.7% of net sales for the same period a year ago, and from 41.9% of adjusted net sales for the same period a year ago, despite our 5.4% growth in organic sales volume versus the prior period adjusted results. The primary source of this current period decline in gross profit margin was raw material costs, which were higher during this year’s first nine months versus the first nine months of fiscal 2010.

Our industrial segment gross profit for the first nine months of fiscal 2011 declined to 42.6% of net sales from last year’s first nine months result of 42.9% of net sales as reported and versus last year’s first nine months result of 43.5% of adjusted net sales. Raw material costs were higher during this year’s first nine months versus the first nine months of fiscal 2010, which negatively impacted the current period’s gross profit margin versus the adjusted gross profit margin for the same period a year ago. Additionally, during this year’s first nine months, this segment had unfavorable overhead and mix of sales versus the same period a year ago.

Our consumer segment gross profit for the first nine months of fiscal 2011 declined by 130 bps to 37.5% of net sales from 38.8% of net sales for the same period last year, mainly as a result of the impact of higher raw material costs incurred during the current period versus the same period a year ago.

Selling, General and Administrative Expenses (“SG&A”)

Our consolidated SG&A improved to 31.6% of net sales for the first nine months of fiscal 2011 compared with 32.8% of actual and adjusted net sales for the same period a year ago. The 120 bps decrease in SG&A as a percent of net sales versus the prior period adjusted SG&A margin primarily reflects the impact of the 5.4% unit volume growth in net sales. Additionally, we incurred lower advertising and promotional expenses during this year’s first nine months versus the same period a year ago, along with a favorable reduction in insurance-related expenses. Partially offsetting those improvements during this year’s first nine months was the combination of higher compensation expenses and higher commissions relating to the current period growth in sales, in addition to higher legal and distribution expenses versus the same period a year ago.

Our industrial segment SG&A improved to 32.4% of net sales for this year’s first nine months from 33.4% of net sales for the same period last year, and versus 33.6% of adjusted net sales for last year’s first nine months, primarily reflecting the impact of the 6.8% growth in sales volume year-over-year in this segment, in addition to favorable foreign exchange adjustments and lower bad debt expense. Partially offsetting those improvements were higher commissions on sales resulting from the current period growth in organic sales, as well as higher compensation and employee benefit expense.

Our consumer segment SG&A as a percentage of net sales for this year’s first nine months improved by 80 bps to 25.4% compared with 26.2% a year ago, primarily reflecting the favorable margin impact of lower discretionary spending on advertising expense, including promotional costs, lower compensation expense and reductions in environmental accruals and legal expenses during this year’s first nine months versus the same period last year. This segment experienced slightly higher distribution, which partially offset the improvement in the SG&A margin resulting from the tighter cost controls mentioned above.

SG&A expenses in our corporate/other category decreased during this year’s first nine months to $32.9 million from $38.5 million during the corresponding period last year. This $5.6 million decrease reflects the combination of a reimbursement received from an outside service provider in connection with a correction to prior billings, along with lower hospitalization, employee benefit expenses and lower insurance related expense. Partially offsetting those lower expenses was the combination of unfavorable foreign exchange adjustments and higher stock compensation expenses during the current period versus last year’s first nine months.

License fee and joint venture income of approximately $1.9 million and $2.0 million for the first nine months of fiscal 2011 and fiscal 2010 are reflected as reductions of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit costs of $25.8 million and $22.5 million for the first nine months of fiscal 2011 and fiscal 2010, respectively. This increased pension expense of $3.3 million was primarily the result of a $3.6 million increase in service and interest cost during the first nine months of the current year versus the same period a year ago, combined with $2.2 million of additional net actuarial losses incurred during this year’s first nine months versus the same period a year ago. A higher expected return on plan assets had a favorable impact on pension expense of approximately $2.5 million for the current period versus the same period a year ago. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Interest Expense

Interest expense was $49.0 million for the first nine months of fiscal 2011 versus $43.3 million for the same period a year ago. Higher average borrowings, combined with additional borrowings for acquisitions, increased interest expense this year’s first nine months by approximately $3.6 million versus last year’s first nine months. Higher interest rates, which averaged 6.34% overall for the first nine months of fiscal 2011 compared with 6.16% for the same period of fiscal 2010, increased interest expense by approximately $1.3 million versus last year’s first nine months. Lastly, during the first nine months of fiscal 2011 we replaced our old revolving credit facility with a new credit facility, and wrote off the remaining $0.8 million in fees associated with the old facility.

Investment Expense (Income), Net

Net investment income of $11.2 million during this year’s first nine months compares to net investment income of $5.0 million for the same period a year ago. Dividend and interest income totaled $4.6 million during this year’s first nine months versus $3.9 million of income during the same period last year. Net realized gains on the sales of investments resulted in a net gain of $7.1 million for this year’s first nine months versus a net gain of $1.3 million for the same period during fiscal 2010. Slightly offsetting those gains were impairments recognized on securities that management has determined are other-than-temporary declines in value, which approximated $0.5 million for the first nine months of fiscal 2011, versus $0.2 million for the same period a year ago.

IBT

Our consolidated pretax income for this year’s first nine months of $187.2 million compares with pretax income of $178.6 million for the same period last year, and with adjusted pretax income of $165.0 million for the same period last year. This results in a profit margin on net sales of 7.8% for the current period versus an adjusted profit margin on net sales of 7.4% a year ago.

Our industrial segment had IBT of $162.8 million, for a profit margin on net sales of 10.0%, for this year’s first nine months versus IBT of $160.7 million, for a profit margin on net sales of 9.5%, for the same period last year, principally reflecting the impact on this segment of the deconsolidation of SPHC on May 31, 2010, as previously discussed. Excluding SPHC’s results from last year’s first nine months, our industrial segment’s IBT was $147.0 million, for a profit margin on adjusted net sales of 9.9%, or flat compared with the current period result. Our consumer segment IBT declined to $92.4 million, or 12.1% of net sales for the period, from last year’s first nine months’ result of $94.3 million, or 12.6% of net sales, primarily from the impact of increased raw material costs during the current period versus the same period a year ago.

Income Tax Rate

The effective income tax rate was 30.7% for the first nine months of fiscal 2011 compared to an effective income tax rate of 32.6% for the same period a year ago.

For the first nine months of fiscal 2011 and fiscal 2010, the effective tax rate differed from the federal statutory rate principally due to decreases in taxes as a result of the impact of certain foreign operations on our U.S. taxes, the effect of lower tax rates in certain of our foreign jurisdictions, the domestic manufacturing deduction and the research tax credit. These decreases in taxes were partially offset by state and local income taxes, non-deductible business operating expenses and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards. Additionally, for the nine months ended February 28, 2011, a decrease in the effective income tax rate resulted from a one-time benefit related to changes in tax laws in the United Kingdom, including the effect of lower income tax rates.

As described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended February 28, 2011, there is uncertainty as to whether we will be able to recognize certain deferred tax assets. Refer to the section captioned, “Three Months Ended February 28, 2011 — Income Tax Rate,” for further information.

Net Income

Net income of $129.7 million for the first nine months of fiscal 2011 compares to $120.3 million for the same period last year, and to adjusted net income of $112.3 million for the same period last year. This results in a net margin on sales of 5.4% for this year’s first nine months compared to the prior year period’s adjusted 5.0% net margin on sales. The slight improvement in this net margin on an adjusted basis year-over-year primarily resulted from the benefit of our overall 10.8% growth in organic sales during the current period versus adjusted net sales for the same period last year. During the nine months ended February 28, 2011, we had net income from noncontrolling interests of $10.8 million, primarily related to our recent deconsolidation of SPHC. If the deconsolidation of SPHC had occurred prior to fiscal 2010, there would have been approximately $10.6 million in net income from noncontrolling interests during last year’s first nine months. Net income attributable to RPM International Inc. Stockholders was $118.9 million for the nine months ended February 28, 2011, versus $119.5 million for the same period a year ago, for a margin on net sales of 5.0% for the current year-to-date period compared to the prior period’s 4.9% net margin on sales. On an adjusted basis, the prior year first nine months’ net income attributable to RPM International Inc. Stockholders was $101.7 million, for an adjusted margin on net sales of 4.6%.

Diluted earnings per share of common stock for this year’s first nine months of $0.91 compares with $0.93 a year ago and an adjusted $0.79 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From:

Operating Activities

Operating activities provided cash flow of $191.0 million for the first nine months of fiscal 2011 compared with $188.9 million during the same period of fiscal 2010.

The net increase in cash from operations includes the change in net income, which increased by $9.4 million during this year’s first nine months versus the same period last year, items adjusting net income for non-cash expenses and income, which decreased cash flows by approximately $24.5 million during the current period versus last year’s first nine months, and changes in working capital accounts and other accruals.

The current period decrease in accounts receivable since May 31, 2010 represents cash collections of $98.6 million versus the $154.6 million of cash provided by accounts receivable during the same period last year, or approximately $56.0 million less cash provided year-over-year. Days sales outstanding at February 28, 2011 increased to 68.0 days from 62.5 days at February 28, 2010.

Inventory balances required the use of $81.4 million of cash during this year’s first nine months, compared with a use of cash of $27.7 million during the same period a year ago, or $53.7 million more cash used year-over-year. Days of inventory outstanding at February 28, 2011 increased to 104.0 days from 97.7 days at February 28, 2010.

With regard to accounts payable, we used $34.2 million less cash during this year’s first nine months compared to the same period a year ago, as a result of a change in the timing of certain payments during the current period versus the same period a year ago. Accrued compensation and benefits used approximately $0.7 million less cash versus the prior year period. Although there were higher bonus payments made during this year’s first nine months versus the same period a year ago, there were fewer payments made for workers compensation and commissions. Other accruals, including those for other short-term and long-term items, provided $21.1 million more in cash versus last year’s first nine months, due to changes in the timing of such payments. Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

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

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, to expand capacity and to enhance our administration capabilities. Capital expenditures of $21.7 million during the current year’s first nine months compare with depreciation of $39.5 million. We expect capital spending to continue to trail depreciation expense at least through the end of fiscal 2011. Due to additional capacity, which we have brought on-line over the last several years, we believe there is adequate production capacity to meet our needs based on anticipated growth rates. Any additional capital expenditures made over the next few years likely will relate primarily to new products and technology. Not reflected in our capital expenditures is the capacity added through our recent acquisitions of product lines and businesses, which totaled approximately $3.0 million during the first nine months of fiscal 2011. We presently anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity, will enable us to meet increased demand during the current fiscal year even with these lower levels of capital spending this fiscal year.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At February 28, 2011, the fair value of our investments in marketable securities totaled $130.4 million, of which investments with a fair value of $27.9 million were in an unrealized loss position. Gross unrealized losses that were included in accumulated other comprehensive income at February 28, 2011 totaled $0.7 million. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. At May 31, 2010, the fair value of our investments in marketable securities totaled $113.9 million, of which investments with a fair value of $31.2 million were in an unrealized loss position. Total pre-tax unrealized losses recorded in accumulated other comprehensive income at February 28, 2011 and May 31, 2010 were $0.7 million and $1.8 million, respectively.

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

On April 7, 2009, we replaced our existing $125.0 million accounts receivable securitization program, which was set to expire on May 7, 2009, with a new, three-year, $150.0 million accounts receivable securitization program (the “AR program”). The AR program, which was established with two banks for certain of our subsidiaries (“originating subsidiaries”), contemplates that the originating subsidiaries will sell certain of their accounts receivable to RPM Funding Corporation, a wholly-owned special purpose entity (“SPE”), which will then transfer undivided interests in such receivables to the participating banks. Once transferred to the SPE, such receivables are owned in their entirety by the SPE and are not available to satisfy claims of our creditors or creditors of the originating subsidiaries until the obligations owing to the participating banks have been paid in full. The transactions contemplated by the AR program do not constitute a form of off-balance sheet financing and are, and will be, fully reflected in our financial statements. Entry into the AR program increased our liquidity by $25.0 million, but also increased our financing costs due to higher market rates. The amounts available under the AR program are subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable, and therefore at certain times we may not be able to fully access the $150.0 million of funding available under the AR program. At February 28, 2011, approximately $80.3 million was available under this AR program.

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

On December 29, 2006, we replaced our $330.0 million revolving Prior Credit Facility with a $400.0 million five-year Prior Credit Facility (the “Prior Credit Facility”). The Prior Credit Facility was used for working capital needs and general corporate purposes, including acquisitions. The Prior Credit Facility provided for borrowings in U.S. dollars and several foreign currencies and provides sublimits for the issuance of letters of credit in an aggregate amount of up to $35.0 million and a swing-line of up to $20.0 million for short-term borrowings of less than 15 days. In addition, the size of the Prior Credit Facility was able to be expanded, subject to lender approval, upon our request by up to an additional $175.0 million, thus potentially expanding the Prior Credit Facility to $575.0 million.

On May 29, 2009, we entered into an amendment to our Prior Credit Facility agreement with our lenders. The amendment required us to comply with various customary affirmative and negative covenants. These included financial covenants requiring us to maintain certain leverage and interest coverage ratios. The definition of EBITDA was amended to add back the sum of all (i) non-cash charges relating to the write-down or impairment of goodwill and other intangibles during the applicable period, (ii) other non-cash charges up to an aggregate of $25.0 million during such applicable period and (iii) one-time cash charges incurred during the period from June 1, 2008 through May 31, 2010, but only up to an aggregate of not more than $25.0 million during such applicable period. The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended. The minimum required consolidated interest coverage ratio, EBITDA to interest expense, remained 3.50 to 1 under the amendment, but allowance of the add-backs referred to above had the effect of making this covenant less restrictive. Under the terms of the leverage covenant, we could not permit our consolidated indebtedness at any date to exceed 55% of the sum of such indebtedness and our consolidated shareholders’ equity on such date, and could not permit the indebtedness of our domestic subsidiaries (determined on a combined basis and excluding indebtedness to us and indebtedness incurred pursuant to permitted receivables securitizations) to exceed 15% of our consolidated shareholders’ equity. This amendment also added a fixed charge coverage covenant beginning with our fiscal quarter ended August 31, 2009. Under the fixed charge coverage covenant, the ratio of our consolidated EBITDA for any four-fiscal-quarter-period to the sum of our consolidated interest expense, income taxes paid in cash (other than taxes on non-recurring gains), capital expenditures, scheduled principal payments on our amortizing indebtedness (other than indebtedness scheduled to be repaid at maturity) and dividends paid in cash (or, for testing periods ending on or before May 31, 2010, 70% of dividends paid in cash), in each case for such four-fiscal-quarter period, could not be less than 1.00 to 1. This amendment also included a temporary, one-year restriction on certain mergers, asset dispositions and acquisitions, and contained customary representations and warranties.

On May 28, 2010, we entered into Amendment No. 2 to our Prior Credit Facility agreement with our lenders. Pursuant to Amendment No. 2, Specialty Products Holding Corp., and Ohio corporation, and its subsidiaries, including Bondex, (collectively, the “Excluded Subsidiaries”), were to be excluded from the defined term “Subsidiary” as used in the Prior Credit Facility. Furthermore, the defined term “EBITDA” as used in the Prior Credit Facility was revised to add back non-cash charges or losses and subtract non-cash gains in each case related to or resulting from the bankruptcy filing of any Excluded Subsidiary.

We are subject to the same leverage, interest coverage and fixed charge coverage covenants under the AR program as those contained in our Prior Credit Facility (other than the 15% subsidiary debt leverage covenant contained in such Prior Credit Facility). On May 29, 2009, we also entered into an amendment to our AR program. The AR program amendment included the same amendments to the definition of EBITDA, an identical reduction in the maximum consolidated leverage ratio and the same fixed charge coverage covenants as were included in our Prior Credit Facility amendment, as outlined above. As of February 28, 2011, we were in compliance with all covenants contained in our AR Program, including the leverage, interest coverage and fixed charge coverage ratio covenants. At that date, our leverage ratio was 43.9%, while our interest coverage and fixed charge coverage ratios were 6.50:1 and 1.63:1, respectively.

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

Our failure to comply with the covenants described above and other covenants contained in the Prior Credit Facility could have resulted in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Prior Credit Facility to be due and payable. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that under certain circumstances, an event of default that results in acceleration of our indebtedness under the Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable.

On January 5, 2011, we established a new $400.0 million senior unsecured multi-currency revolving Credit Facility with a group of banks (the “New Credit Facility”). The New Credit Facility provides a $35.0 million sub-limit for swing loans (relatively short-term borrowings used for working capital purposes) and a $100.0 million sub-limit for the issuance of letters of credit. Subsequent to the date of the loan agreement, we have the option to increase the New Credit Facility by an aggregate principal amount not to exceed $100.0 million. The purpose of this New Credit Facility was to refinance our Prior Credit Facility, and the proceeds of this New Credit Facility may also be used for working capital, capital expenditures and general corporate purposes. This New Credit Facility matures four years from its closing date. The terms of the New Credit Facility revised our leverage covenant such that our consolidated indebtedness as of any fiscal quarter end must not exceed 60% of the sum of such indebtedness and our consolidated shareholders’ equity on such date, which is less restrictive than the leverage covenant under our Prior Credit Facility. Also, the terms of the New Credit Facility eliminated the Prior Credit Facility’s fixed charge coverage ratio requirement and the leverage covenant applicable to subsidiary indebtedness. Furthermore, the defined term “EBITDA” as used in the Prior Credit Facility has been revised to allow, among other things, an add back of up to $10.0 million of acquisition related costs on an annual basis. All other covenants were substantially unchanged from the Prior Credit Facility.

As of February 28, 2011, we were in compliance with all covenants contained in our New Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 43.9%, while our interest coverage ratio was 7.04:1.

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

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $715.7 million at February 28, 2011. Our debt-to-capital ratio was 43.6% at February 28, 2011, compared with 46.2% at May 31, 2010.

The following table summarizes our financial obligations and their expected maturities at February 28, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

	Contractual Obligations
	Total
	Contractual
	Payment	Payments Due In
	Stream	2012	2013-14	2015-16	After 2016
	(In thousands)

Long-term debt obligations	$935,706	$2,867	$201,987	$181,883	$548,969
Capital lease obligations	2,108	444	810	766	88
Operating lease obligations	162,706	37,811	50,507	28,098	46,290
Other long-term liabilities(1):
Interest payments on long-term debt obligations	356,552	56,291	100,084	87,584	112,593
Contributions to pension and postretirement plans(2)	314,400	19,900	75,700	78,300	140,500

Total	$1,771,472	$117,313	$429,088	$376,631	$848,440

(1)	Excluded from other long-term liabilities is our liabilility for unrecognized tax benefits, which totaled $5.2 million at February 28, 2011. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume the required minimum contribution will be contributed.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) risks related to the adequacy of our contingent liability reserves; (j) risks and uncertainties associated with the SPHC bankruptcy proceedings; and (k) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2010, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

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

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2011 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the third quarter of fiscal 2011:

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	per Share	Programs	Programs(2)

December 1, 2010 through December 31, 2010	35,999	$21.16	—	—
January 1, 2011 through January 31, 2011	1,344	$22.47	—	—
February 1, 2011 through February 28, 2011	2,436	$23.78	—	—

Total — Third Quarter	39,779	$21.36	—	—

(1)	All of the shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.’s Amended and Restated 2004 Omnibus Equity and Incentive Plan, RPM International Inc.’s Deferred Compensation Plan, the 1997 Restricted Stock Plan and the 2007 Restricted Stock Plan.

(2)	Refer to Note 13 of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit
Number		Description

10.1		Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated January 5, 2011, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2010.(x)
31.1		Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)
31.2		Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)
32.1		Section 1350 Certification of the Company’s Chief Executive Officer.(x)
32.2		Section 1350 Certification of the Company’s Chief Financial Officer.(x)
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.

(x)	Filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Robert L. Matejka
Robert L. Matejka
Senior Vice President and Chief Financial Officer

Dated: April 7, 2011