Form 10-K
period 2011-05-31
RPM INTERNATIONAL INC/DE/
filed 2011-07-27
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Stock as reported on the New York Stock Exchange on November 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $2,622,432,932. For purposes of this information, the 1,988,489 outstanding shares of Common Stock which were owned beneficially as of November 30, 2010 by executive officers and Directors of the Registrant were deemed to be the shares of Common Stock held by affiliates.

As of July 22, 2011, 131,121,282 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2011 Annual Report to Stockholders for the fiscal year ended May 31, 2011 (the “2011 Annual Report to Stockholders”) are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 6, 2011 (the “2011 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2011.

PART I

Item 1.    Business.

THE COMPANY

RPM International Inc., a Delaware corporation, succeeded to the reporting obligations of RPM, Inc., an Ohio corporation, following a 2002 reincorporation transaction. RPM, Inc. was incorporated in 1947 under the name Republic Powdered Metals, Inc. and changed its name to RPM, Inc. in 1971. In connection with the 2002 reincorporation from Ohio to Delaware, we established a new legal structure, which included the formation of two new, wholly owned subsidiaries of RPM International Inc., the RPM Consumer Holding Company and the RPM Industrial Holding Company. These two holding companies, in addition to RPM, Inc., which remained as one of our subsidiaries following the reincorporation, own the various operating companies and other legal entities that make up RPM International Inc. In 2010, RPM, Inc. changed its name to Specialty Products Holding Corp (“SPHC”). At the end of fiscal 2010, SPHC and its Bondex International, Inc. (“Bondex”) subsidiary filed voluntary Chapter 11 bankruptcy petitions, as a result of which we have deconsolidated SPHC and its subsidiaries from our financial results. See Item 3 – “Legal Proceedings” and Notes A(2), F and N to the Consolidated Financial Statements for additional information.

As used herein, the terms “RPM,” the “Company,” “we,” “our” and “us” refer to RPM International Inc. and all of our consolidated subsidiaries, unless the context indicates otherwise. Our principal executive offices are located at 2628 Pearl Road, P.O. Box 777, Medina, Ohio 44258, and our telephone number is (330) 273-5090.

BUSINESS

Our subsidiaries manufacture, market and sell various specialty chemical product lines, including high-quality specialty paints, protective coatings, roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of both the industrial and consumer markets. Our family of products includes those marketed under brand names such as Carboline, DAP, EUCO, Fibergrate, Flecto, Flowcrete, Hummervoll, Universal Sealants, illbruck, Rust-Oleum, Stonhard, Tremco, Watco and Zinsser. As of May 31, 2011, our subsidiaries marketed products in approximately 150 countries and territories and operated manufacturing facilities in approximately 78 locations in the United States, Argentina, Belgium, Canada, Chile, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, Norway, South Africa, Sweden, the United Arab Emirates and the United Kingdom. Approximately 43% of our sales are generated in international markets through a combination of exports and direct sales in foreign countries. For the fiscal year ended May 31, 2011, we recorded net sales of $3.4 billion.

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

Segment Information

Our business is divided into two reportable segments: the industrial reportable segment (“industrial segment”) and the consumer reportable segment (“consumer segment”). Within each reportable segment, we aggregate several operating segments which comprise individual reporting units and product lines that generally address common markets, utilize similar technologies and are able to share manufacturing or distribution capabilities. The industrial segment (RPM Building Solutions Group, Performance Coatings Group and RPM2 Group), which comprises approximately 67% of our total net sales, includes maintenance and protection products for roofing and waterproofing systems, flooring, corrosion control and other specialty applications. The consumer segment (Rust-Oleum Group and DAP Group) comprises approximately 33% of our total net sales and includes rust-preventative, special purpose and decorative paints, caulks, sealants, primers and other branded consumer products. See Note P, “Segment Information,” of the Notes to Consolidated Financial Statements, which appears in the 2011 Annual Report to Stockholders, and is incorporated herein by reference, for financial information relating to our two reportable segments and financial information by geographic area.

Industrial Segment

Our industrial segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as owners of industrial manufacturing facilities, public institutions and other commercial customers. Our industrial segment generated $2.3 billion in net sales for the fiscal year ended May 31, 2011 and includes the following major product lines and brand names:

RPM Building Solutions Group:

•	waterproofing and institutional roofing systems used in building protection, maintenance and weatherproofing applications marketed under our Tremco, Republic and Vulkem brand names;

•	sealants, tapes and foams that seal and insulate joints in various construction assemblies marketed under our Tremco, illbruck, Dymeric and Spectrem brand names;

•	residential basement waterproofing systems marketed under our Tuff-N-Dri and Watchdog Waterproofing brand names;

•	specialized roofing and building maintenance and related services marketed by our Weatherproofing Technologies subsidiary;

•	specialty industrial adhesives and sealants marketed under our Pactan brand name; and

•	concrete and masonry additives and related construction chemicals marketed under our EUCO, Increte and Tamms brand names.

Performance Coatings Group:

•

high-performance polymer flooring systems for industrial, institutional and commercial facilities, as well as offshore and marine structures marketed under our Stonhard, Flowcrete and Hummervoll brand names;

•	industrial and commercial tile systems marketed under our Lock-Tile and Ecoloc brand names;

•	fiberglass reinforced plastic gratings and shapes used for industrial platforms, staircases and walkways marketed under our Fibergrate, Chemgrate, Corgrate and Safe-T-Span brand names;

•

high-performance, heavy-duty corrosion-control coatings, fireproofing products and containment linings for a wide variety of industrial infrastructure applications marketed under our Carboline, Nullifire, A/D Fire, Thermo-Lag and Plasite brand names; and

•

specialty construction products including bridge expansion joints, bridge deck and parking deck membranes, curb and channel drains, highway markings, protective coatings and concrete repair marketed under our Universal Sealants, BridgeCare, StructureCare, Pitchmastic, Nufins, Visul, EnviroKerb, EnviroChannel, EnviroDeck, EnviroGrate and Epoplex brand names.

RPM2 Group:

•	fluorescent colorants and pigments marketed under our Radiant and Dane Color brand names;

•	waterproofing and flooring products marketed under our RPM Belgium brand names;

•	waterproofing and concrete repair products marketed under our Vandex brand name;

•	shellac-based-specialty coatings for industrial and pharmaceutical uses, edible glazes and food coatings marketed under our Mantrose-Haeuser and NatureSeal brand names; and

•	exterior insulating finishing systems marketed in the U.K. and Canada under the Dryvit brand name.

Consumer Segment

Our consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe. Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and to other smaller customers through distributors. Our consumer segment generated $1.1 billion in net sales in the fiscal year ended May 31, 2011 and is composed of the following major product lines and brand names:

Rust-Oleum Group:

•

a broad line of coating products to protect and decorate a wide variety of surfaces for the DIY and professional markets which are sold under several key Rust-Oleum brand names, including Stops Rust, American Accents, Painter’s Touch, Specialty, Professional, Universal, Varathane, Watco, Epoxy Shield, Industrial Choice, Labor Saver, Road Warrior, Sierra Performance, Hard Hat, Mathys, CombiColor, Noxyde and Blackfriar. In addition, Rust-Oleum branded products in Canada are marketed under the Tremclad brand name;

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

•	deck and fence restoration products marketed by our Wolman Wood Care Products business;

•	metallic and faux finish coatings marketed under our Modern Masters brand name; and

•	an assortment of other products, including hobby paints and cements marketed under our Testors brand name.

DAP Group:

•

a complete line of caulks, sealants, adhesives, insulating foam, spackling, glazing, and other general patch and repair products for home improvement and construction marketed through a wide assortment of DAP branded products, including ‘33’, ‘1012’, 2000, 4000, 7000, Alex, Alex Fast Dry, Alex Plus, Alex Ultra, Beats The Nail, Blend Stick, Blockade, Butyl-Flex, Caulk-Be-Gone, Contact Stik, Crack Shot, Custom Patch, DAP 3.0, DAP CAP, DAPtex Plus, DryDex, Dynaflex 230, Easy Solutions, Elastopatch, Fast ‘N Final, Kwik Foam, Kwik Seal, Kwik Seal Plus, Mono, Patch Stick, Painter’s Putty ‘53’, Patch-N-Paint, Plastic Wood, Presto Patch, Quick Plug, Rely-On, Seal ‘N Peel, SIDE Winder, StrongStik, Weldwood and Phenoseal, which is a brand of Gloucester Company Inc., which is a subsidiary of DAP Products Inc.

Foreign Operations

For the fiscal year ended May 31, 2011, our foreign manufacturing operations accounted for approximately 41% of our total net sales, excluding any direct exports from the United States. Our direct exports from the United States were approximately 2% of our total net sales for the fiscal year ended May 31, 2011. In addition, we receive license fees and royalty income from numerous international license agreements, and we also have several joint ventures, which are accounted for under the equity method, operating in various foreign countries. We have manufacturing facilities in Argentina, Belgium, Canada, Chile, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, Norway, South Africa, Sweden, the United Arab Emirates and the United Kingdom. We also have sales offices or warehouse facilities in Australia, Austria, The Czech Republic, Finland, Hong Kong, Hungary, India, Japan, Poland, Russia, South Africa, Singapore, Switzerland and several other countries. Information concerning our foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition, which appears in the 2011 Annual Report to Stockholders, and is incorporated herein by reference.

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

Industrial Protective Coatings Products.    Anti-corrosion protective coatings and fireproofing must withstand the destructive elements of nature and operating processes under harsh environments and conditions. Some of the larger consumers of high-performance protective and corrosion control coatings and fireproofing are the oil and gas, pulp and paper, petrochemical, shipbuilding, public utility and bridge and highway industries. In the public sector, corrosion control coatings are used on structures such as bridges and in water and wastewater treatment plants. These markets are highly fragmented. We and our competitors compete for market share by supplying a wide variety of high-quality products and by offering customized solutions. Our industrial coating products are marketed primarily under our Carboline, Plasite, Nullifire, A/D Fire, Thermo-lag and Epoplex brand names.

Roofing Systems Products

In the roofing industry, re-roofing applications have historically accounted for three-quarters of U.S. demand, with the remaining quarter generated by new roofing applications. The largest manufacturers of roofing systems products focus primarily on residential roofing as well as single-ply systems for low-end, commercial and institutional applications, competing mainly on price and, to a lesser degree, on service. In contrast, we compete primarily for the higher-end, multi-ply and modified bitumen applications in the built-up and low-slope roofing industry. This specialty niche within the larger market tends to exhibit fewer commodity-market characteristics, with customers valuing the greater protection and longer life provided by these roofing systems, as well as ongoing maintenance, inspection and technical services. We are also very active in the growing market of sustainable roofing systems. Typical customers demanding higher-performance roofing systems include governmental facilities, universities, schools, hospitals, museums and certain manufacturing facilities. Our roofing systems are primarily marketed under our Tremco brand.

Construction Chemical Products

Flooring Systems Products.    Polymer flooring systems are used in industrial, commercial and, to a lesser extent, residential applications to provide a smooth, seamless surface that is impervious to penetration by water and other substances while being easy to clean and maintain. These systems are particularly well-suited for clean environments such as pharmaceutical, food and beverage and healthcare facilities. In addition, the fast installation time and long-term durability of these systems and products make them ideal for industrial floor repair and restoration. Polymer flooring systems are based on epoxy polyurethane and methylmethacrylate resins. Most of these flooring systems are applied during new construction, but there is also a significant repair and renovation market. Key performance attributes in polymer flooring systems that distinguish competitors for these applications include static control, chemical resistance, contamination control, durability and aesthetics. We market our flooring systems under the Stonhard, Flowcrete and Hummervoll brand names.

FRP Grating and Structural Composites.    Fiberglass reinforced plastic grating, or FRP, is used primarily in industrial and, to a lesser extent, commercial applications. FRP grating exhibits many specialized features, which make it a beneficial alternative to traditional steel or aluminum grating. These include a high strength-to-weight ratio, high corrosion resistance, electrical and thermal non-conductivity, and molded-in color, which eliminates the need for repainting. FRP grating is used for platforms, walkways, stairs and structures for a variety of applications, including those in the food and beverage, chemical processing, water-wastewater, pulp and paper, and offshore oil and gas industries. Other structural composites include trench drains, channel drains, curbing and structural members. Key attributes that differentiate competitors in these markets include product quality, depth of product line, and design-and-fabrication services. Our products for these applications are sold under our Fibergrate, Chemgrate, Corgrate, Safe-T-Span, EnviroKerb, EnviroChannel, EnviroDeck and EnviroGrate brand names.

Sealants, Waterproofing, Concrete and Masonry Products.    Sealants, which are used primarily for commercial buildings, include urethane, silicone, latex, butyl and hybrid technology products, and are designed to be installed in construction joints for the purpose of providing an air and water-tight seal. Waterproof coatings, usually urethane based, are installed in exposed and buried applications to waterproof and protect concrete. Structural and traffic bearing membranes are used in a variety of applications for bridge deck construction and restoration and the protection and preservation of parking structures. In the concrete and masonry additives market, a variety of chemicals can be added to concrete and masonry to improve the processability, performance, or appearance of these products. Chemical concrete admixtures are typically grouped according to their functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. The key attributes that differentiate competitors for these applications include quality assurance, on-the-job consultation and value-added, highly engineered products. We primarily offer products marketed under our Tremco, EUCO, illbruck, Tamms, Republic, Vulkem, Dymeric, Increte, Tuff-N-Dri, Nufins, StructureCare, BridgeCare, Pitchmastic and Watchdog Waterproofing brand names for this line of business.

Intellectual Property

Our intellectual property portfolios include valuable patents, trade secrets and know-how, domain names, trademarks, trade and brand names. In addition, through our subsidiaries, we continue to conduct significant research and technology development activities. Among our most significant intangibles are our Rust-Oleum®, Carboline®, DAP®, illbruck® and Tremco® trademarks.

Rust-Oleum Brands Company and some of our other subsidiaries own more than 825 trademark registrations or applications in the United States and numerous other countries for the trademark “Rust-Oleum®” and other trademarks covering a variety of rust-preventative, decorative, general purpose, specialty, industrial and professional coatings sold by Rust-Oleum Corporation and related companies.

Carboline Company, and some of our other subsidiaries, own two United States trademark registrations for the trademark “Carboline®.” Carboline Company and some of our other subsidiaries also own more than 250 other trademark registrations or applications in the United States and numerous other countries covering the products sold by the Carboline Company.

DAP Brands Company and other subsidiaries of the Company own more than 450 trademark registrations or applications in the United States and numerous other countries for the “DAP®” trademark, the “Putty Knife design” trademark and other trademarks covering products sold under the DAP brand and related brands.

Tremco Incorporated and some of our other subsidiaries own more than 75 registrations for the trademark “Tremco®” in the United States and numerous countries covering a variety of roofing, sealants and coating products. There are also many other trademarks of Tremco Incorporated that are the subject of registrations or application in the United States and numerous other countries, bringing the total number of registrations and applications to more than 950.

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

Raw Materials

The sources and availability of the raw materials we use in our business continue to be adequate to meet our current and projected needs. Over the last 12 months, raw material costs have steadily increased due to increasing global demand, unusually high planned and unplanned raw material production shutdowns, certain lower than normal global crop yields, escalating energy and related feedstock costs, continued weak U.S. dollar currency, increasing China export controls and tariffs, improved supplier pricing discipline, and decreasing natural gas costs relative to the cost of oil, which has caused cracking optimization and, therefore, a reduction in the supply of certain materials. On a long-term basis, we anticipate the costs of the raw materials we use will be subject to upward pressure.

Seasonal Factors

Our business is dependent, to a significant extent, on external weather factors. We historically experience stronger sales and net income in our first, second and fourth fiscal quarters, which are the three month periods ending August 31, November 30 and May 31, respectively, while we have experienced weaker performance in our third fiscal quarter.

Customers

Ten large consumer segment customers, such as DIY home centers, represented approximately 23%, 22%, and 21% of our total net sales for the fiscal years ended May 31, 2011, 2010 and 2009, respectively. Except for sales to these customers, our business is not dependent upon any one customer or small group of customers, but is largely dispersed over a substantial number of customers.

Backlog

We historically have not had a significant backlog of orders, and we did not have a significant backlog at May 31, 2011.

Research and Development

Our research and development work is performed at various laboratory locations. During fiscal years 2011, 2010 and 2009, we spent approximately $40.9 million, $41.3 million and $40.1 million, respectively, on research and development activities. In addition to this laboratory work, we view our field technical service as being integral to the success of our research activities. Our research and development activities and our field technical service costs are both included as part of our selling, general and administrative expenses.

Environmental Matters

We are subject to a broad range of laws and regulations dealing with environmental, health and safety issues for the various locations around the world in which we conduct our business. These laws and regulations include, but are not limited to, the following major areas:

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

We have incurred in the past, and will continue to incur in the future, costs to comply with environmental laws. Environmental laws and regulations are complex, change frequently and have tended to become increasingly stringent over time. In addition, the related costs may vary depending on the particular facts and development of new information. As a result, our operating expenses and continuing capital expenditures related to compliance with environmental laws may increase, and more stringent standards also may limit our operating flexibility. A significant increase in these costs and capital expenditures could adversely affect our business, results of operations, financial condition or cash flows. In addition, to the extent hazardous materials exist on or under our real property, the value and future use of that real property may be adversely affected. For information regarding environmental accruals, see Note O (Contingencies and Loss Reserves) of the Notes to our Consolidated Financial Statements, which appears in the 2011 Annual Report to Stockholders, and is incorporated herein by reference. For more information concerning certain environmental matters affecting us, see “Item 3 — Legal Proceedings — Environmental Proceedings” in this Annual Report on Form 10-K.

Employees

As of May 31, 2011, we employed 9,025 persons, of whom 626 were represented by unions under contracts which expire at varying times in the future. We believe that all relations with employees and their unions are good.

Item 1A.    Risk Factors.

You should carefully consider the following risks, as well as the other information contained or incorporated by reference in this Annual Report on Form 10-K, in evaluating us, our business and your investment in us.

The SPHC and Bondex Chapter 11 proceedings involve various risks and uncertainties that could have a material effect on us.

There are a number of issues and matters to be resolved in connection with the SPHC and Bondex Chapter 11 proceedings, including, among others, the following:

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

The ability of the filing entities to successfully reorganize will depend on their ability to both reach an acceptable agreement with the asbestos claimants that satisfies all applicable legal requirements and obtain the requisite court approvals, and we cannot ensure that these entities can successfully reorganize nor can we give any assurances as to the impact of any such reorganization on the financial condition, results of operations or future prospects of the filing entities and their subsidiary businesses. We are also unable to predict the timing of any of the foregoing matters or the Chapter 11 proceedings themselves.

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

We also expect that in the bankruptcy case, various claims may be asserted against RPM International, including allegations that we are liable for the asbestos-related liabilities of the filing entities. Although we believe we have no responsibility for liabilities of the filing entities, we cannot assure you that the resolution of such claims, or the perception that RPM International may have a risk of exposure to liability for the asbestos-related liabilities of the filing entities, will not have a material adverse effect on our financial condition, results of operations or the market price of our securities. Moreover it is uncertain whether, and to what extent, we may have to contribute to an asbestos trust or whether any channeling injunction entered in connection with a plan of reorganization will extend to all non-filing affiliates of the filing entities, including RPM International.

Our operations have been adversely affected by recent global market and economic conditions.

The recent worldwide recession has had an adverse effect on our operating results. Both of our segments felt the impact of the worldwide recession. Although we have seen our operations rebound during fiscal 2010 and

2011, we anticipate that our operations could be adversely affected by global economic conditions if global markets were to decline during fiscal 2012. The recent recession has resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and difficulty in managing inventory levels and collection of customer receivables. We also have experienced, and expect to continue to experience, increased competitive pricing pressure and customer turnover. In addition, customer difficulties have resulted, and could result in the future, in increases in bad debt write-offs and adjustments to our allowance for doubtful accounts receivable.

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

As of May 31, 2011, we had approximately $1.1 billion in goodwill and other intangible assets. The Accounting Standards Codification (“ASC”) section 350 requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise, using a fair-value approach at the reporting unit level. We perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, as of the first day of our fourth fiscal quarter. The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, which is a subjective process that takes into account both internal and external factors. Impairment assessment requires the use of significant judgment with regard to estimates and assumptions surrounding future results of operations and cash flows. For the fiscal year ended May 31, 2011 and 2010, our impairment testing did not result in any impairment loss. For the fiscal year ended May 31, 2009, our impairment testing resulted in impairment charges related to reductions in the carrying value of goodwill and indefinite-lived tradenames, totaling $14.9 million and $0.5 million, respectively. Adverse equity market conditions and adverse effects of declining global economic conditions had a significant impact on our results of operations and cash flows, primarily in fiscal 2009. As a result, in the future, if the global economic conditions were to decline significantly, or if our reporting units experienced significant declines in business, we may incur additional, substantial non-cash goodwill and other intangible asset impairment charges. The amount of any such impairment charge could have a material adverse effect on our results of operations.

Our significant amount of indebtedness could have a material adverse impact on our business.

Our total debt levels increased from $0.9 billion at May 31, 2010 to $1.1 billion at May 31, 2011, which compares with $1.3 billion in stockholders’ equity at May 31, 2011. Our level of indebtedness could have important consequences. For example, it could:

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

The markets in which we operate are fragmented, and we do not face competition from any one company across all of our product lines. However, any significant increase in competition, as a result of the consolidation of competitors or otherwise, may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced gross profit margins. Increased competition may also impair our ability to grow or to maintain our current levels of revenues and earnings. Companies that compete in our markets include Akzo Nobel, Carlisle, Degussa, Ferro, GE Plastics, H.B. Fuller, Masco, PPG, Sika Finanz, Sherwin-Williams and Valspar. Several of these companies are much larger than we are and may have greater financial resources than we do. Increased competition with these companies could prevent the institution of price increases or could require price reductions or increased spending to maintain our market share, any of which could adversely affect our results of operations.

We depend on a number of large customers for a significant portion of our net sales and, therefore, significant declines in the level of purchases by any of these key customers could harm our business.

Some of our operating companies, particularly in the consumer segment, face a substantial amount of customer concentration. Our key consumer segment customers include Ace Hardware, Cotter & Company, Do It Best, The Home Depot, Lowe’s, Menards, Orgill, Rona, Wal-Mart and W.W. Grainger. Sales to our ten largest consumer segment customers accounted for approximately 23%, 22% and 21% of our total net sales for the fiscal years ended May 31, 2011, 2010 and 2009, respectively, and 68%, 69% and 65%, respectively, of the consumer segment’s net sales for those same fiscal years. If we were to lose one or more of our key customers, or experience a delay or cancellation of a significant order, or incur a significant decrease in the level of purchases from any of our key customers, or experience difficulty in collecting amounts due from a key customer, our net revenues could decline and our operating results could be reduced materially.

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

We are subject to numerous environmental laws and regulations in the U.S., Canada and other foreign countries where we conduct business. Governmental and regulatory authorities impose various laws and regulations on us that relate to environmental protection, the sale and export of certain chemicals or hazardous materials, and various health and safety matters, including the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes, the use of certain chemicals in product formulations, and the investigation and remediation of soil and groundwater affected by hazardous substances. These laws and regulations include the Clean Air Act, the Clean Water Act, RCRA, CERCLA, TSCA, and various other federal, state, provincial, local and international statutes. In addition, these laws and regulations often impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up our or our predecessors’ past or present facilities and third party disposal sites. We are currently undertaking remedial activities at a number of facilities and properties and have received notices under the federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws of liability or potential liability in connection with the disposal of material from our current or former operations. Further, we also could be subject to future liability resulting from conditions that are currently unknown to us that could be discovered in the future.

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

Our foreign manufacturing operations accounted for approximately 41% of our net sales for the fiscal year ended May 31, 2011, not including exports directly from the U.S. which accounted for approximately 2% of our net sales for fiscal 2010. Our international operations could be adversely affected by changes in political and economic conditions, inflation rates, trade protection measures, restrictions on foreign investments and repatriation of earnings, changing intellectual property rights, difficulties in staffing and managing foreign operations and changes in regulatory requirements that restrict the sales of our products or increase our costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in material volatility in our costs and earnings and may also adversely affect the carrying values of our assets located outside the U.S.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to governmental officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Although we have internal controls and procedures designed to ensure compliance with these regulations, there can be no assurance that our controls and procedures will prevent a violation of these regulations. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial condition, and cash flows.

We could be adversely affected by global tax law changes.

Our operations are subject to various federal, state, local and foreign tax laws and regulations which govern, among other things, taxes on worldwide income. Any potential tax law changes may, for example, increase applicable tax rates or impose stricter compliance requirements in the jurisdictions in which we operate, which could reduce our consolidated net earnings.

In response to the recent economic crisis and the recent recession, governments may revise tax laws, regulations or official interpretations in ways that could have a significant impact on us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way in which they are structured. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations or interpretations were to significantly increase the tax rates on non-U.S. income, our effective tax rate could increase, our profits could be reduced, and if such increases were a result of our status as a U.S. company, could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.

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

Item 1B.    Unresolved Staff Comments.

Not Applicable.

Item 2.    Properties.

Our corporate headquarters and a plant and offices for one subsidiary are located on an 119-acre site, which we own in Medina, Ohio. As of May 31, 2011, our operations occupied a total of approximately 9.3 million square feet, with the majority, approximately 7.8 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 9.3 million square feet occupied, approximately 4.8 million square feet are owned and approximately 4.5 million square feet are occupied under operating leases.

Set forth below is a description, as of May 31, 2011, of our principal manufacturing facilities which we believe are material to our operations:

Location	Business/ Segment	Floor Space	Owned
Pleasant Prairie, Wisconsin	Rust-Oleum (Consumer)	303,200	Owned
Toronto, Ontario, Canada	Tremco (Industrial)	207,160	Owned
Newark, New Jersey	Rust-Oleum (Consumer)	182,418	Owned
Cleveland, Ohio	Euclid Chemical (Industrial)	178,838	Owned
Cleveland, Ohio	Tremco (Industrial)	160,300	Owned
Bodenwoehr, Germany	illbruck (Industrial)	151,171	Owned
Baltimore, Maryland	DAP (Consumer)	144,200	Owned
Hagerstown, Maryland	Rust-Oleum (Consumer)	143,000	Owned
Arkel, Netherlands	illbruck (Industrial)	140,067	Owned
Tipp City, Ohio	DAP (Consumer)	140,000	Owned
Dallas, Texas	DAP (Consumer)	130,000	Owned
Lake Charles, Louisiana	Carboline (Industrial)	114,287	Owned
Lesage, West Virginia	Rust-Oleum (Consumer)	112,000	Owned
Somerset, New Jersey	Rust-Oleum (Consumer)	110,000	Owned
Maple Shade, New Jersey	Stonhard (Industrial)	77,500	Owned

We lease certain of our properties under long-term leases. Some of these leases provide for increased rent based on an increase in the cost-of-living index. For information concerning our rental obligations, see Note K (Leases) of the Notes to Consolidated Financial Statements, which appears in the 2011 Annual Report to Stockholders and is incorporated herein by reference. Under many of our leases, we are obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.

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

Item 4.    Reserved

Item 4A.    Executive Officers of the Registrant*.

The name, age and positions of each of our Executive Officers as of July 27, 2011 are as follows:

Name	Age	Position and Offices Held
Frank C. Sullivan	50	Chairman and Chief Executive Officer
Ronald A. Rice	48	President and Chief Operating Officer
Paul G. P. Hoogenboom	51	Senior Vice President — Manufacturing and Operations and Chief Information Officer
Robert L. Matejka	68	Senior Vice President and Chief Financial Officer
Edward W. Moore	54	Vice President, General Counsel and Chief Compliance Officer
Barry M. Slifstein	51	Vice President and Controller

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

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

Edward W. Moore was elected Vice President, General Counsel and Secretary in 2007, and Chief Compliance Officer in 2011. From 1982 to 1989, Mr. Moore was an associate attorney, and from 1990 to 2006, a partner at Calfee, Halter & Griswold LLP. While at Calfee, Mr. Moore served in various capacities, including as a member of the Executive Committee, Chair of the Associates Committee, and Co-Chair of the Securities and Capital Markets Group.

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

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth at page 63 of the 2011 Annual Report to Stockholders under the heading “Quarterly Stock Price and Dividend Information” is incorporated herein by reference.

The following table presents information about repurchases of RPM International Inc. Common Stock made by us during the fourth quarter of fiscal 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
March 1, 2011 through March 31, 2011	511	$23.00	—	—
April 1, 2011 through April 30, 2011	420	$23.41	—	—
May 1, 2011 through May 31, 2011	2,584	$23.50	—	—

Total — Fourth Quarter	3,515	$23.42	—	—

(1)	All of the shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.’s Amended and Restated 2004 Omnibus Equity and Incentive Plan, the 1997 Restricted Stock Plan and the 2007 Restricted Stock Plan.

(2)	Refer to Note G of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.    Selected Financial Data.

The following table sets forth our selected consolidated financial data for each of the five years during the period ended May 31, 2011. The data was derived from our annual Consolidated Financial Statements which have been audited by Ernst & Young LLP, our independent accountants for the five fiscal years ended May 31, 2011.

	Fiscal Years Ended May 31,
	2011	2010	2009	2008(1)	2007(1)
	(Amounts in thousands, except per share and percentage data)
Net sales	$3,381,841	$3,412,716	$3,368,167	$3,643,791	$3,338,764
Income before income taxes	295,053	268,454	180,868	34,007	307,535
Net income	203,168	181,127	119,616	44,428	208,289
Return on sales %	6.0%	5.3%	3.6%	1.2%	6.2%
Basic earnings (loss) per share attributable to RPM International Inc. Stockholders	$1.46	$1.40	$0.93	$0.36	$1.71
Diluted earnings (loss) per share attributable to RPM International Inc. Stockholders	1.45	1.39	0.93	0.36	1.64
Total RPM International Inc. stockholders’ equity	1,263,164	1,079,473	1,143,671	1,136,556	1,086,870
Total RPM International Inc. stockholders’ equity per share	9.91	8.50	9.05	9.46	9.20
Return on total RPM International Inc. stockholders’ equity %	17.3%	16.2%	10.5%	4.0%	20.7%
Average shares outstanding	127,403	127,047	126,373	120,151	118,179
Cash dividends paid	$108,585	$105,430	$101,836	$90,638	$82,106
Cash dividends declared per share	0.835	0.815	0.790	0.745	0.685
Retained earnings	583,035	502,562	427,955	412,314	475,676
Working capital	1,132,681	818,667	703,754	937,614	705,509
Total assets	3,515,029	3,004,024	3,409,921	3,763,567	3,333,149
Long-term debt	1,106,304	924,308	762,295	1,066,687	886,416
Depreciation and amortization	72,753	84,253	85,144	85,366	81,607
Cash from operating activities	238,166	203,936	266,995	234,714	202,305

Note:	Acquisitions made by us during each of the periods presented and the deconsolidation of SPHC, which occurred on May 31, 2010, may impact comparability from year to year (See Note A, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements).

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(1)	Reflects the impact of the asbestos-related insurance settlement of $15.0 million ($9.7 million after-tax) in 2007, and asbestos charges of $288.1 million ($185.1 million after-tax) in 2008 (see Note N, “Reorganization Proceedings of Certain Subsidiaries,” to the Consolidated Financial Statements).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is set forth at pages 18 through 30 of the 2011 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth at page 29 of the 2011 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

The information required by this item is set forth at pages 31 through 63 and 65 of the 2011 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 31, 2011 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of Ernst & Young LLP, our independent registered public accounting firm, are set forth at pages 64 and 66, respectively, of the 2011 Annual Report to Stockholders, which reports are incorporated herein by reference.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information required by this item as to our Directors appearing under the caption “Election of Directors” in our 2011 Proxy Statement is incorporated herein by reference. Information required by this item as to our Executive Officers is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 2010 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. Information required by Items 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is set forth in the 2011 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

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

Item 11.    Executive Compensation.

The information required by this item is set forth in the 2011 Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” which information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2011 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2011 Proxy Statement under the headings “Related Person Transactions” and “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The information required by this item is set forth in the 2011 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Related Fee Arrangements,” which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this 2011 Annual Report on Form 10-K:

1. Financial Statements.    The following consolidated financial statements of RPM and the report of our independent registered public accounting firm thereon, included in our 2011 Annual Report to Stockholders on pages 31 through 63 and 65, are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets —

May 31, 2011 and 2010

Consolidated Statements of Income —

fiscal years ended May 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity —

fiscal years ended May 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows —

fiscal years ended May 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements (including Unaudited Quarterly Financial Information)

2. Financial Statement Schedules.    The following consolidated financial statement schedule of RPM and the report of our independent registered public accounting firm thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements included in our 2011 Annual Report to Stockholders:

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
Frank C. Sullivan Chairman and Chief Executive Officer

Date: July 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated this 27th day of July, 2011.

Signature	Title

/s/ Frank C. Sullivan Frank C. Sullivan	Chairman, Chief Executive Officer and a Director (Principal Executive Officer)

/s/ Robert L. Matejka Robert L. Matejka	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Barry M. Slifstein Barry M. Slifstein	Vice President and Controller (Principal Accounting Officer)

/s/ Thomas C. Sullivan Thomas C. Sullivan	Chairman Emeritus and a Director

/s/ John P. Abizaid John P. Abizaid	Director

/s/ Bruce A. Carbonari Bruce A. Carbonari	Director

/s/ David A. Daberko David A. Daberko	Director

/s/ James A. Karman James A. Karman	Director

/s/ Donald K. Miller Donald K. Miller	Director

/s/ Frederick R. Nance Frederick R. Nance	Director

/s/ William A. Papenbrock William A. Papenbrock	Director

Signature	Title

/s/ Charles A. Ratner Charles A. Ratner	Director

/s/ William B. Summers, Jr. William B. Summers, Jr.	Director

/s/ Dr. Jerry Sue Thornton Dr. Jerry Sue Thornton	Director

/s/ Joseph P. Viviano Joseph P. Viviano	Director

RPM INTERNATIONAL INC.

Exhibit Index

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the Company	Registration Statement on Form S-8 (File No. 333-101501)	November 27, 2002
3.2	Amended and Restated By-Laws of the Company	Current Report on Form 8-K (File No. 001-14187)	April 27, 2009
4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Company	Registration Statement on Form S-8 (File No. 333-101501)	November 27, 2002
4.2	Rights Agreement, dated April 21, 2009, by and between the Company and National City Bank, as Rights Agent	Current Report on Form 8-K (File No. 001-14187)	April 27, 2009
4.3	Indenture, dated as of December 9, 2003, between the Company, as issuer, and The Bank of New York, as trustee, with respect to the 6.25% Senior Notes Due 2013	Registration Statement on Form S-4 (333-114259)	April 7, 2004
4.3.1	Specimen Note Certificate of 6.25% Senior Notes Due 2013	Annual Report on Form 10-K (File No. 001-14187)	August 16, 2004
4.4

Indenture, dated as of October 24, 2005,

among RPM United Kingdom G.P., by its

general partners, RPM Canada and RPM

Canada Investment Company, the Company,

as guarantor, and The Bank of New York

Trust Company, N.A., as trustee

		Current Report on Form 8-K (File No. 001-14187)	October 25, 2005
4.4.1	Form of 6.70% Senior Note Due 2015	Current Report on Form 8-K (File No. 001-14187)	October 25, 2005
4.4.2	Form of Guarantee	Current Report on Form 8-K (File No. 001-14187)	October 25, 2005
4.5	Indenture, dated as of February 14, 2008, between the Company, as issuer, and The Bank of New York Trust Company, as trustee	Registration Statement on Form S-3 (File No. 333-173395)	April 8, 2011
4.5.1	Form of 6.50% Senior Note Due 2018	Current Report on Form 8-K (File No. 001-14187)	February 20, 2008
4.6

Officers’ Certificate and Authentication

Order dated October 9, 2009 for the

6.125% Notes due 2019 (which includes the form of Note) issued pursuant to the Indenture, dated as of February 14, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A.

		Current Report on Form 8-K (File No. 001-14187)	October 8, 2009
4.7

Officers’ Certificate and Authentication

Order dated May 27, 2011 for the 6.125% Notes due 2019 (which includes the form of Note) issued pursuant to the Indenture, dated as of February 14, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A.

		Current Report on Form 8-K (File No. 001-14187)	May 27, 2011

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
10.1	Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated January 5, 2011	Quarterly Report on Form 10-Q (File No. 001-14187)	January 7, 2011
10.2	Amended and Restated Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated as of April 7, 2009	Current Report on Form 8-K (File No. 001-14187)	April 13, 2009
10.2.1	Amendment No. 1 to Amended and Restated Receivables Sale Agreement, dated February 18, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2010
10.3

Receivables Purchase Agreement, among

RPM Funding Corporation, RPM

International Inc., as Servicer, Fifth Third Bank, and Wachovia Bank, National Association, individually and as Administrative Agent, dated as of April 7, 2009

		Current Report on Form 8-K (File No. 001-14187)	April 13, 2009
10.3.1	Amendment No. 1 to Receivables Purchase Agreement, dated May 29, 2009	Current Report on Form 8-K (File No. 001-14187) Quarterly Report on	June 4, 2009
10.3.2	Amendment No. 2 to Receivables Purchase Agreement, dated February 18, 2010	Form 10-Q (File No. 001-14187)	April 8, 2010
10.3.3	Amendment No. 3 to Receivables Purchase Agreement, dated May 28, 2010	Current Report on Form 8-K (File No. 001-14187)	June 4, 2010
10.3.4	Amendment No. 4 to Receivables Purchase Agreement, dated July 29, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2010
10.3.5	Amendment No. 5 to Receivables Purchase Agreement, dated May 31, 2011	Current Report on Form 8-K (File No. 001-14187)	June 6, 2011
*10.4	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Frank C. Sullivan, Chairman and Chief Executive Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.5

Form of Amended and Restated Employment

Agreement, by and between the Company

and each of Ronald A. Rice, President

and Chief Operating Officer; Paul G.P. Hoogenboom, Senior Vice President — Manufacturing and Operations, Chief Information Officer; and Stephen J. Knoop, Senior Vice President — Corporate Development (on leave of absence)

		Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.6	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.6.1	Indemnification Agreement, by and between the Company and Stephen J, Knoop, dated May 31, 2010	Current Report on Form 8-K (File No. 001-14187)	June 4, 2010

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
*10.7	RPM International Inc. 1996 Key Employees Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	November 27, 2002
*10.7.1	Amendment No. 1 to RPM International Inc. 1996 Stock Option Plan	Annual Report on Form 10-K (File No. 001-14187)	August 27, 1998
*10.7.2	Amendment to RPM International Inc. 1996 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	May 3, 2001
*10.7.3	Amendment No. 3 to RPM International Inc. 1996 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	November 27, 2002
*10.7.4	Form of Stock Option Agreement to be used in connection with the RPM International Inc. 1996 Stock Option Plan, as amended	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.8	RPM International Inc. Benefit Restoration Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2001
*10.8.1	Amendment No. 1 to the RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003
*10.8.2	Amendment No. 2 to RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.9	RPM International Inc. Deferred Compensation Plan, as Amended and Restated Generally, effective January 1, 2005	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.9.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002
10.10	Second Amendment and Restated Collection Account Agreement, dated July 29, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2010
*10.11	RPM, Inc. 1997 Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.11.1	First Amendment to the RPM, Inc. 1997 Restricted Stock Plan, effective as of October 1, 1998	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002
*10.11.2	Second Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002
*10.11.3	Third Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.11.4	Fourth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003
*10.11.5	Fifth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 16, 2004
*10.11.6	Sixth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
*10.11.7	Seventh Amendment to the RPM International Inc. 1997 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.12	RPM International Inc. 2003 Restricted Stock Plan for Directors	Quarterly Report on Form 10-Q (File No. 001-14187)	January 14, 2004
*10.12.1	Amendment No. 1 to the RPM International Inc. 2003 Restricted Stock Plan for Directors	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007
*10.12.2	Amendment No. 2 to the RPM International Inc. 2003 Restricted Stock Plan for Directors, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.13	RPM International Inc. Amended and Restated 2004 Omnibus Equity and Incentive Plan, effective July 21, 2009	Definitive Proxy Statement (File No. 001-14187)	August 27, 2009
*10.13.1	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement (for grants prior to October 10, 2008)	Annual Report on Form 10-K (File No. 001-14187)	August 15, 2005
*10.13.2	Form of Stock Appreciation Rights Agreement (for grants prior to October 10, 2008)	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2005
*10.13.3	Form of Performance-Contingent Restricted Stock (PCRS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 7, 2011
*10.13.4	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009
*10.13.5	Form of Stock Appreciation Rights Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009
*10.14	RPM International Inc. 2007 Restricted Stock Plan	Current Report on Form 8-K (File No. 001-14187)	October 12, 2006
*10.14.1	Amendment No. 1 to the RPM International Inc. 2007 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.15	RPM International Inc. Amended and Restated Incentive Compensation Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	October 9, 2007
*10.16	Consultancy Agreement between RPM International Inc. and Robert L. Matejka, effective January 16, 2008 (terminated as of April 30, 2010)	Current Report on Form 8-K (File No. 001-14187)	January 18, 2008
*10.17	Letter Agreement, dated July 20, 2010, by and between the Company and Stephen J. Knoop	Annual Report on Form 10-K (File No. 001-14187)	July 29, 2010
*10.18	Change in Control Agreement, effective April 20, 2010, by and between the Company and Robert L. Matejka	Annual Report on Form 10-K (File No. 001-14187)	July 29, 2010

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
13.1	Portions of RPM International Inc.’s 2011 Annual Report to Stockholders (x)
21.1	Subsidiaries of the Company (x)
23.1	Consent of Independent Registered Public Accounting Firm (x)
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer (x)
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer (x)
32.1	Section 1350 Certification of the Company’s Chief Executive Officer (xx)
32.2	Section 1350 Certification of the Company Chief Financial Officer (xx)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Management contract or compensatory plan or arrangement.
(x)	Filed herewith.
(xx)	Furnished herewith.

SCHEDULE II

Rpm International Inc. and Subsidiaries

Valuation And Qualifying Accounts and Reserves

	Balance at Beginning of Period	Additions Charged to Selling, General and Administrative		Acquisitions (Disposals) of Businesses and Reclassifications			(Deductions) Additions		Impact of Deconsolidation (4)			Balance at End of Period
	(In thousands)
Year Ended May 31, 2011
Current:
Allowance for doubtful accounts	$20,525		$10,916	$			$(3,844	)(1)	$			$27,597

Accrued product liability reserves	$47,811		$(1,430)		$(2,525)		$(5,915	)(2)	$			$37,941

Accrued loss reserves	$3,084		$2,504	$			$(1,231	)(2)	$			$4,357

Noncurrent:
Accrued product liability	$4,331		$(57)	$			$(1,369	)(2)	$			$2,905

Environmental reserves	$4,408		$115	$			$170	(2)	$			$4,693

Year Ended May 31, 2010
Current:
Allowance for doubtful accounts	$22,934		$9,053		$—		$(8,581	)(1)		$(2,881	)(4)	$20,525

Accrued product liability reserves	$51,453		$12,714		$—		$(10,709	)(2)		$(5,647	)(4)	$47,811

Accrued loss reserves	$6,947		$65		$(564	)(3)	$(3,215	)(2)		$(149	)(4)	$3,084

Asbestos-related liabilities	$65,000	$			$(45,000	)(3)	$—			$(20,000	)(4)	$—

Noncurrent:
Accrued product liability	$7,067		$348		$—		$(3,084	)(2)		$—		$4,331

Environmental reserves	$3,846		$3,193		$564	(3)	$(2,080	)(2)		$(1,115	)(4)	$4,408

Asbestos-related liabilities	$425,328		$—		$45,000	(3)	$(92,621	)(2)		$(377,707	)(4)	$—

Year Ended May 31, 2009
Current:
Allowance for doubtful accounts	$24,554		$7,465		$—		$(9,085	)(1)		$—		$22,934

Accrued product liability reserves	$56,500		$4,432		$—		$(9,479	)(2)		$—		$51,453

Accrued loss reserves	$7,426		$(2,726)		$3,118	(3)	$(871	)(2)		$—		$6,947

Asbestos-related liabilities	$65,000		$—		$69,417	(3)	$(69,417	)(2)		$—		$65,000

Noncurrent:
Accrued product liability	$8,518		$797		$—		$(2,248	)(2)		$—		$7,067

Environmental reserves	$5,455		$375		$(3,118	)(3)	$1,134	(2)		$—		$3,846

Asbestos-related liabilities	$494,745		$—		$(69,417	)(3)	$—			$—		$425,328

(1)	Uncollectible accounts written off, net of recoveries

(2)	Primarily claims paid during the year, net of insurance contributions

(3)	Primarily transfers between current and noncurrent

(4)	Reflects the impact of the deconsolidation of SPHC as of May 31, 2010. Refer to Note A(2) and Note I to the Consolidated Financial Statements for the fiscal year ended May 31, 2011 for further information.

S-1