Form 10-Q
period 2011-08-31
RPM INTERNATIONAL INC/DE/
filed 2011-10-07
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011,

or

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

As of October 3, 2011

131,036,525 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	August 31, 2011	May 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$373,355	$435,011
Trade accounts receivable (less allowances of $27,030 and $27,597, respectively)	725,005	712,863
Inventories	495,830	463,120
Deferred income taxes	17,686	17,764
Prepaid expenses and other current assets	243,467	239,212

Total current assets	1,855,343	1,867,970

Property, Plant and Equipment, at Cost	1,010,855	998,245
Allowance for depreciation and amortization	(623,416)	(608,218)

Property, plant and equipment, net	387,439	390,027

Other Assets
Goodwill	842,431	831,489
Other intangible assets, net of amortization	320,082	312,867
Other	111,798	112,676

Total other assets	1,274,311	1,257,032

Total Assets	$3,517,093	$3,515,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$335,453	$358,790
Current portion of long-term debt	2,343	2,549
Accrued compensation and benefits	112,789	156,981
Accrued loss reserves	55,023	57,645
Other accrued liabilities	177,684	159,324

Total current liabilities	683,292	735,289

Long-Term Liabilities
Long-term debt, less current maturities	1,103,078	1,106,304
Other long-term liabilities	232,904	224,026
Deferred income taxes	62,082	62,042

Total long-term liabilities	1,398,064	1,392,372

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01; authorized 300,000 shares; issued 134,970 and outstanding 131,131 as of August 2011; issued 134,406 and outstanding 130,580 as of May 2011	1,311	1,306
Paid-in capital	739,181	735,245
Treasury stock, at cost	(62,765)	(62,495)
Accumulated other comprehensive (loss) income	(5,810)	6,073
Retained earnings	632,422	583,035

Total RPM International Inc. stockholders’ equity	1,304,339	1,263,164
Noncontrolling interest	131,398	124,204

Total Equity	1,435,737	1,387,368

Total Liabilities and Stockholders’ Equity	$3,517,093	$3,515,029

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended August 31,
	2011	2010
Net Sales	$985,918	$894,810
Cost of Sales	576,292	519,384

Gross Profit	409,626	375,426
Selling, General and Administrative Expenses	273,140	253,421
Interest Expense	17,806	16,042
Investment Expense (Income), Net	(24)	(1,977)

Income Before Income Taxes	118,704	107,940
Provision for Income Taxes	35,364	32,946

Net Income	83,340	74,994
Less: Net Income Attributable to Noncontrolling Interests	6,529	5,998

Net Income Attributable to RPM International Inc. Stockholders	$76,811	$68,996

Average Number of Shares of Common Stock Outstanding:
Basic	128,094	127,787

Diluted	128,628	128,254

Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.59	$0.53

Diluted	$0.59	$0.53

Cash Dividends Declared per Share of Common Stock	$0.210	$0.205

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended August 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$83,340	$74,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,009	13,330
Amortization	5,110	4,874
Other-than-temporary impairments on marketable securities	407	57
Deferred income taxes	(1,374)	2,321
Stock-based compensation expense	3,125	2,396
Other	(490)	(281)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
(Increase) decrease in receivables	(4,211)	10,016
(Increase) in inventory	(27,113)	(33,603)
(Increase) in prepaid expenses and other current and long-term assets	(7,531)	(12,102)
(Decrease) in accounts payable	(27,069)	(16,781)
(Decrease) in accrued compensation and benefits	(45,873)	(37,281)
(Decrease) in accrued loss reserves	(2,622)	(1,431)
Increase in other accrued liabilities	15,194	33,696
Other	3,574	918

Cash From Operating Activities	7,476	41,123

Cash Flows From Investing Activities:
Capital expenditures	(4,913)	(3,255)
Acquisition of businesses, net of cash acquired	(35,914)	(9,962)
Purchase of marketable securities	(11,315)	(19,296)
Proceeds from sales of marketable securities	13,821	20,676
Other	915	(3,634)

Cash (Used For) Investing Activities	(37,406)	(15,471)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	7,391	9,773
Reductions of long-term and short-term debt	(10,824)	(2,635)
Cash dividends	(27,424)	(26,629)
Repurchase of stock	(204)	(9,101)
Exercise of stock options	1,205	281

Cash (Used For) Financing Activities	(29,856)	(28,311)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,870)	6,616

Net Change in Cash and Cash Equivalents	(61,656)	3,957
Cash and Cash Equivalents at Beginning of Period	435,011	215,355

Cash and Cash Equivalents at End of Period	$373,355	$219,312

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by Generally Accepted Accounting Principles in the U.S. (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three month periods ended August 31, 2011 and 2010. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2011.

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

We had a net receivable from SPHC at May 31, 2010, that we expect will remain unchanged until the bankruptcy proceedings have been finalized. Included in this net amount are receivables and payables, which we concluded we have the right to report as a net amount based on several factors, including the fact that all amounts are determinable, the balances are due to and from our subsidiaries, and we have been given reasonable assurance that netting the applicable receivables and payables would remain legally enforceable. We analyzed our net investment in SPHC as of May 31, 2010, which included a review of our advances to SPHC, an assessment of the

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collectibility of our net receivables due from SPHC, and a computation of the gain to be recorded upon deconsolidation based on the carrying amount of our investment in SPHC. In accordance with GAAP, the gain on deconsolidation related to the carrying amount of net assets of SPHC at May 31, 2010, was calculated in accordance with ASC 810-10-40-5, as follows:

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

As a result of the combined analyses of each of the components of our net investment in SPHC, we recorded a net loss of approximately $7.9 million, which was reflected in Other Expense, Net, during the fourth fiscal quarter of the year ended May 31, 2010. No changes have been made to these amounts through August 31, 2011.

NOTE 3 — INVENTORIES

Inventories were composed of the following major classes:

	August 31, 2011	May 31, 2011
	(In thousands)
Raw material and supplies	$164,244	$142,133
Finished goods	331,586	320,987

Total Inventory	$495,830	$463,120

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — MARKETABLE SECURITIES

The following tables summarize marketable securities held at August 31, 2011 and May 31, 2011 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
August 31, 2011
Equity securities:
Stocks — foreign	$25,356	$13,148	$(811)	$37,693
Stocks — domestic	31,972	2,325	(2,701)	31,596
Mutual funds — foreign	14,687	1,425	(20)	16,092
Mutual funds — domestic	25,692	653	(350)	25,995

Total equity securities	97,707	17,551	(3,882)	111,376
Fixed maturity:
U.S. treasury and other government	24,250	1,039	(19)	25,270
Corporate bonds	2,677	298	(8)	2,967
Foreign bonds	38	—	(1)	37
Mortgage-backed securities	240	98	—	338

Total fixed maturity securities	27,205	1,435	(28)	28,612

Total	$124,912	$18,986	$(3,910)	$139,988

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2011
Equity securities:
Stocks — foreign	$25,387	$12,162	$—	$37,549
Stocks — domestic	28,044	4,222	(417)	31,849
Mutual funds — foreign	14,680	3,733	—	18,413
Mutual funds — domestic	30,565	2,246	(1,020)	31,791

Total equity securities	98,676	22,363	(1,437)	119,602
Fixed maturity:
U.S. treasury and other government	25,916	643	(79)	26,480
Corporate bonds	2,729	301	(1)	3,029
Mortgage-backed securities	432	101	(1)	532

Total fixed maturity securities	29,077	1,045	(81)	30,041

Total	$127,753	$23,408	$(1,518)	$149,643

Marketable securities, included in other current and long-term assets, totaling $103.4 million and $36.6 million at August 31, 2011, respectively, and $113.8 million and $35.8 million at May 31, 2011, respectively, are composed of available-for-sale securities and are reported at fair value. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Changes in the fair values of securities that are considered temporary are recorded as unrealized gains and losses, net of applicable taxes, in

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated other comprehensive income (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in operating income in the period in which the unrealized losses are deemed other than temporary. In order to determine whether other-than-temporary declines in market value have occurred, the duration of the decline in value and our ability to hold the investment are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value.

Gross gains and losses realized on sales of investments were $1.9 million and $2.8 million, respectively, for the quarter ended August 31, 2011. Gross gains and losses realized on sales of investments were $2.4 million and $1.7 million for the quarter ended August 31, 2010. During the first quarter of fiscal 2012 and fiscal 2011, we recognized losses of $0.4 million and $0.1 million, respectively, for securities deemed to have other-than-temporary impairments. These amounts are included in investment income, net in the Consolidated Statements of Income.

Summarized below are the securities we held at August 31, 2011 and May 31, 2011 that were in an unrealized loss position and that were included in accumulated other comprehensive income, aggregated by the length of time the investments had been in that position:

	August 31, 2011		May 31, 2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Total investments with unrealized losses	$35,734	$(3,910)	$21,612	$(1,518)
Unrealized losses with a loss position for less than 12 months	35,682	(3,881)	19,721	(1,301)
Unrealized losses with a loss position for more than 12 months	52	(29)	1,891	(217)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. Unrealized losses at August 31, 2011 were generally related to the volatility in valuations over the last several months for a portion of our portfolio of investments in marketable securities. The unrealized losses, which totaled $3.9 million as of August 31, 2011, generally relate to investments whose fair values at August 31, 2011 were less than 15% below their original cost or have been in a loss position for less than six consecutive months. Although we have begun to see recovery in general economic conditions over the past year, if we were to experience continuing or significant unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at August 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due:
Less than one year	$3,659	$3,656
One year through five years	14,426	14,906
Six years through ten years	5,728	6,223
After ten years	3,392	3,827

	$27,205	$28,612

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

All derivative instruments are recognized on our Consolidated Balance Sheet and measured at fair value. Changes in the fair values of derivative instruments that do not qualify as hedges and/or any ineffective portion of hedges are recognized as a gain or (loss) in our Consolidated Statement of Income in the current period. Changes in the fair value of derivative instruments used effectively as cash flow hedges are recognized in other comprehensive income (loss), along with the change in the value of the hedged item. We do not hold or issue derivative instruments for speculative purposes.

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at August 31, 2011
U.S. Treasury and other government	$—	$25,270	$—	$25,270
Foreign bonds		37		37
Mortgage-backed securities		338		338
Corporate bonds		2,967		2,967
Stocks — foreign	37,693	—		37,693
Stocks — domestic	31,596	—		31,596
Mutual funds — foreign		16,092		16,092
Mutual funds — domestic		25,995		25,995
Foreign currency forward contract		6,279		6,279
Cross-currency swap		(23,110)		(23,110)

Total	$69,289	$53,868	$—	$123,157

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2011
U.S. Treasury and other government	$—	$26,480	$—	$26,480
Mortgage-backed securities		532		532
Corporate bonds		3,029		3,029
Stocks — foreign	37,549			37,549
Stocks — domestic	31,849			31,849
Mutual funds — foreign		18,413		18,413
Mutual funds — domestic		31,791		31,791
Foreign currency forward contract		6,157		6,157
Cross-currency swap		(20,519)		(20,519)

Total	$69,398	$65,883	$—	$135,281

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

Our cross-currency swap is a liability that has a fair value of $23.1 million at August 31, 2011, that was originally designed to fix our interest and principal payments in euros for the life of our unsecured 6.70% senior notes due November 1, 2015, which resulted in an effective euro fixed-rate borrowing of 5.31%. The basis for determining the rates for this swap included three legs at the inception of the agreement: the U.S. dollar (USD) fixed rate to a USD floating rate; the euro floating to euro fixed rate; and the dollar to euro basis fixed rate at inception. Therefore, we essentially exchanged fixed payments denominated in USD for fixed payments denominated in euros, paying fixed euros at 5.31% and receiving fixed USD at 6.70%. The ultimate payments are based on the notional principal amounts of 150 million USD and approximately 125 million euros. There will be an exchange of the notional amounts at maturity. The rates included in this swap are based upon observable market data, but are not quoted market prices, and therefore, the cross-currency swap is considered a Level 2 liability on the fair value hierarchy. Additionally, this cross-currency swap has been designated as a hedging instrument, and is classified as other long-term liabilities in our Consolidated Balance Sheets.

We have a foreign currency forward contract has a fair value of $6.3 million at August 31, 2011, and is classified in prepaid expenses and other current assets on our Consolidated Balance Sheets. This foreign currency forward contract, which has not been designated as a hedge, was designed to reduce our exposure to the changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows. Upon inception of the contract, we purchased 80.4 million USD and sold approximately 59.9 million euros. Changes in the USD/euro exchange rate will either increase or decrease our USD functional currency earnings, and will be reflected in selling, general and administrative expenses on our Consolidated Statements of Income. The foreign currency forward contract matures on November 23, 2011, one year from the date of inception. There will be an exchange of the notional amounts at maturity. The foreign exchange rates included in this forward contract are based upon observable market data, but are not quoted market prices, and therefore, the forward currency forward contract is considered a Level 2 liability on the fair value hierarchy.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At August 31, 2011 and May 31, 2011, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of August 31, 2011 and May 31, 2011 are as follows:

	At August 31, 2011
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$373,355	$373,355
Marketable equity securities	111,376	111,376
Marketable debt securities	28,612	28,612
Long-term debt, including current portion	1,105,421	1,214,394

	At May 31, 2011
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$435,011	$435,011
Marketable equity securities	119,602	119,602
Marketable debt securities	30,041	30,041
Long-term debt, including current portion	1,108,853	1,203,016

NOTE 6 — REORGANIZATION PROCEEDINGS OF CERTAIN SUBSIDIARIES

General — Bondex and SPHC are defendants in various asbestos-related bodily injury lawsuits filed in various state courts. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products.

On May 31, 2010, Bondex and its parent, SPHC, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. SPHC is the parent company of Bondex and is also the parent company for various operating companies that are not part of the reorganization filing, including Chemical Specialties Manufacturing Corp.; Day-Glo Color Corp.; Dryvit Holdings, Inc.; Guardian Protection Products Inc.; Kop-Coat Inc.; TCI, Inc. and RPM Wood Finishes Group, Inc. SPHC and Bondex (the “filing entities”) took this action to permanently and comprehensively resolve all pending and future asbestos-related liability claims associated with Bondex and SPHC-related products. As a result of the filing, all Bondex and SPHC asbestos personal injury lawsuits have been stayed due to the imposition of an automatic stay applicable in bankruptcy cases. In addition, at the request of SPHC and Bondex, the bankruptcy court has entered orders staying all claims against RPM International Inc. and its affiliates that are derivative of the asbestos claims against SPHC and Bondex. Through the Chapter 11 proceedings, the filing entities intend ultimately to establish a trust in accordance with section 524(g) of the Bankruptcy Code and seek the imposition of a channeling injunction that will direct all future SPHC-related and Bondex-related claims to the trust. It is anticipated that the trust will compensate claims at appropriate values established by the trust documents and approved by the bankruptcy court. At this time, it is not possible to predict how long the proceedings will last, the form of any ultimate resolution or when an ultimate resolution might occur.

Prior to the bankruptcy filing, the filing entities had engaged in a strategy of litigating asbestos-related products liability claims brought against them. Claims paid during the year ended May 31, 2010, prior to the bankruptcy filing, were $92.6 million, which included defense-related payments during the year of $42.6 million. No claims

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Historical Asbestos Liability Reserve — In fiscal 2006, management retained Crawford & Winiarski (“C&W”), an independent, third-party consulting firm with expertise in the area of asbestos valuation work, to assist it in calculating an estimate of Bondex’s liability for unasserted-potential-future-asbestos-related claims. C&W’s methodology to project Bondex’s liability for unasserted-potential-future-asbestos-related claims included an analysis of: (a) a widely accepted forecast of the population likely to have been exposed to asbestos; (b) epidemiological studies estimating the number of people likely to develop asbestos-related diseases; (c) the historical rate at which mesothelioma incidences resulted in the payment of claims by Bondex; (d) the historical settlement averages to value the projected number of future compensable mesothelioma claims; (e) the historical ratio of mesothelioma-related indemnity payments to non-mesothelioma indemnity payments; and (f) the historical defense costs and their relationship with total indemnity payments. Based upon the results of this analysis, Bondex recorded an accrued liability for asbestos claims through 2016 as of May 31, 2006 of $421.3 million. This amount was calculated on a pretax basis and was not discounted for the time value of money.

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

Insurance Coverage Litigation — During calendar year 2003, the filing entities’ third-party insurers claimed exhaustion of coverage. On July 3, 2003, certain of our subsidiaries, including the filing entities, filed the case of

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bondex International, Inc. et al. v. Hartford Accident and Indemnity Company et al., Case No. 1:03-cv-1322, in the United States District Court for the Northern District of Ohio, for declaratory judgment, breach of contract and bad faith against the named third-party insurers, challenging their assertion that their policies covering asbestos-related claims had been exhausted. On December 1, 2008, the trial court denied the plaintiffs’ motions for partial summary judgment and granted the defendants’ motions for summary judgment against plaintiffs, including the filing entities, and entered judgment on all remaining claims and counterclaims, and dismissed the action. Plaintiffs, including the filing entities, appealed the trial court’s decision to the U.S. Court of Appeals for the Sixth Circuit, which appeal is currently pending. The Sixth Circuit had initially stayed the appeal as a result of the bankruptcy filing, but has since lifted the stay and the appeal process has resumed. Plaintiffs’ brief was filed on March 30, 2011, and the defendants’ reply briefs were filed on May 31, 2011. Oral arguments regarding the appeal are scheduled to take place on October 12, 2011. Bondex has not included any potential benefits from the ongoing insurance coverage litigation in calculating its asbestos liability. RPM International Inc. is not a party to this insurance litigation.

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

Reorganization Items — SPHC and its subsidiaries routinely engage in intercompany transactions with other entities within RPM in the ordinary course of business, including services provided by RPM International Inc. to SPHC and its subsidiaries under an administrative services agreement. These services include risk management and insurance services, benefits administration, IT services, legal services, environmental, health and safety compliance management, tax planning and compliance services, treasury and cash management, various accounting services, including preparation of accounting books and financial statement preparation, internal audit services, benefits associated with group purchasing of various supplies and equipment, and consulting services associated with various business development activities. The Bankruptcy Court has approved this administrative services agreement.

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

We also offer warranty programs at several of our industrial businesses and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received, which are not currently estimable due to the significant number of variables contributing to the extent of any necessary remediation. While our warranty liability represents our best estimate at August 31, 2011, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense.

The following table includes the changes in our accrued warranty balances:

	Quarter Ended August 31,
(In thousands)	2011	2010
Beginning Balance	$17,196	$17,602
Deductions (1)	(4,072)	(5,812)
Provision charged to SG&A expense	3,841	4,150

Ending Balance	$16,965	$15,940

(1)	Primarily claims paid during the year.

In addition, like other companies participating in similar lines of business, some of our subsidiaries are involved in several proceedings relating to environmental matters. It is our policy to accrue remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. These liabilities are undiscounted.

NOTE 8 — INVESTMENT (INCOME) EXPENSE, NET

Investment (income) expense, net, consists of the following components:

	Quarter Ended August 31,
(In thousands)	2011	2010
Interest (income)	$(1,117)	$(1,024)
(Gain) loss on sale of marketable securities	914	(716)
Other-than-temporary impairment on securities	407	57
Dividend (income)	(228)	(294)

Investment (income) expense, net	$(24)	$(1,977)

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — INCOME TAXES

The effective income tax rate was 29.8% for the three months ended August 31, 2011 compared to an effective income tax rate of 30.5% for the three months ended August 31, 2010.

For the three months ended August 31, 2011 and, to a greater extent for the three months ended August 31, 2010, the effective tax rate differed from the federal statutory rate principally due to decreases in taxes as the result of the impact of certain foreign operations on our U.S. taxes, the effect of lower tax rates in certain of our foreign jurisdictions and the domestic manufacturing deduction. These decreases in taxes were partially offset by increases in tax as a result of the impact of non-deductible business operating expenses, state and local income taxes and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards. Additionally, for the three months ended August 31, 2011, decreases in the effective income tax rate resulted from a one-time benefit related to lower income tax rates in the United Kingdom and for net adjustments to reserves for tax contingencies, including interest thereon.

During the quarter ended August 31, 2011 we settled the U.S. federal income tax examination for fiscal years 2007 and 2008. As a result, our reserve for unrecognized tax benefits, including net interest and penalties, was reduced by approximately $1.4 million. Additionally, we are evaluating proposed tax assessments received from non-U.S. jurisdictions. Although we do not anticipate that the final resolution of these matters would be material to our financial statements, it is possible that additional payments totaling approximately $1.2 million could be made during fiscal 2012. Accordingly, the potential payments of these uncertain tax benefits have been classified as current liabilities.

As of August 31, 2011, we had unrecognized tax benefits of approximately $4.3 million, of which approximately $3.4 million would impact the effective tax rate, if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At August 31, 2011, the accrual for interest and penalties totaled approximately $1.5 million. We do not anticipate any other significant changes to the total unrecognized tax benefits within the next 12 months.

We, or our subsidiaries, file income tax returns in the U.S. and in various state, local and foreign jurisdictions. As of August 31, 2011 we are subject to U.S. federal income tax examinations for the fiscal years 2008 through 2011. In addition, with limited exceptions, we, or our subsidiaries, are generally subject to state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2004 through 2011. We are currently under examination in various non-U.S. jurisdictions. Although it is possible that certain tax examinations could be resolved during the next 12 months, the timing and outcomes are uncertain.

As of August 31, 2011, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at August 31, 2011 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions. In accordance with ASC 805, Business Combinations, any reversal of the valuation allowance that was recorded in purchase accounting reduces income tax expense.

We include SPHC and its domestic subsidiaries (collectively, the “SPHC Group”) in our consolidated federal income tax return. We entered into a tax-cooperation agreement (the “Agreement”) with the SPHC Group, effective from June 1, 2010. Generally, the Agreement provides, amongst other items, that the federal

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 10 — PENSION AND POSTRETIREMENT HEALTH CARE BENEFITS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three month periods ended August 31, 2011 and 2010:

Pension Benefits	U.S. Plans		Non-U.S. Plans
	Quarter Ended August 31,		Quarter Ended August 31,
(In thousands)	2011	2010	2011	2010
Service cost	$4,977	$4,239	$965	$830
Interest cost	3,827	3,434	2,040	1,782
Expected return on plan assets	(4,354)	(3,139)	(2,036)	(1,655)
Amortization of:
Prior service cost	88	90	3	3
Net actuarial losses recognized	2,127	1,980	560	585

Net Periodic Benefit Cost	$6,665	$6,604	$1,532	$1,545

Postretirement Benefits	U.S. Plans		Non-U.S. Plans
	Quarter Ended August 31,		Quarter Ended August 31,
(In thousands)	2011	2010	2011	2010
Service cost	$—	$1	$192	$169
Interest cost	104	110	250	213
Amortization of:
Prior service cost	(22)	(21)
Net actuarial (gains) losses recognized	(14)	(48)	18	21

Net Periodic Benefit Cost	$68	$42	$460	$403

We previously disclosed in our financial statements for the fiscal year ended May 31, 2011 that we expected to contribute approximately $5.2 million to our retirement plans in the U.S. and approximately $8.0 million to plans outside the U.S. during the current fiscal year. As of August 31, 2011, we expect to contribute an additional $1.0 million to the Retirement Plans in the U.S., for a total of $6.2 million.

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method, for the three months ended August 31, 2011 and 2010.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended August 31,
(In thousands, except per share amounts)	2011	2010
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$76,811	$68,996
Less: Allocation of earnings and dividends to participating securities	(1,530)	(903)

Net income available to common shareholders — basic	75,281	68,093
Add: Undistributed earnings reallocated to unvested shareholders	4	2

Net income available to common shareholders — diluted	$75,285	$68,095

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	128,094	127,787
Average diluted options	534	467

Total shares for diluted earnings per share	128,628	128,254

Earnings Per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.59	$0.53

Diluted (1)	$0.59	$0.53

(1)	For the quarters ended August 31, 2011 and 2010, approximately 2,750,000 and 1,919,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted earnings per share, as the effect would have been anti-dilutive.

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

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. This reportable segment comprises three separate operating segments — Building Solutions Group, Performance Coatings Group and RPM2 Group. Products and services within this reportable segment include construction chemicals; roofing systems; weatherproofing and other sealants; polymer flooring; edible coatings and specialty glazes for pharmaceutical, cosmetic and food industries; and other specialty chemicals.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe. Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and to other smaller customers through distributors. This reportable segment comprises two operating segments — DAP Group and Rust-Oleum Group. Products within this reportable segment include specialty, hobby and professional paints; caulks; adhesives; silicone sealants and wood stains.

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

The following tables reflect the results of our reportable segments consistent with our management philosophy, and represent the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of businesses.

	Three Months Ended
	August 31, 2011	August 31, 2010
	(In thousands)
Net Sales
Industrial Segment	$667,016	$602,314
Consumer Segment	318,902	292,496

Consolidated	$985,918	$894,810

Income (Loss) Before Income Taxes
Industrial Segment	$91,546	$82,479
Consumer Segment	51,512	49,027
Corporate/Other	(24,354)	(23,566)

Consolidated	$118,704	$107,940

	August 31, 2011	May 31, 2011
Identifiable Assets
Industrial Segment	$2,115,156	$1,992,143
Consumer Segment	1,204,777	1,195,849
Corporate/Other	197,160	327,037

Consolidated	$3,517,093	$3,515,029

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three months ended August 31, 2011, we repurchased 11,040 shares of our common stock at a cost of approximately $0.2 million under this program.

NOTE 14 — EQUITY

The following table illustrates the components of total equity and comprehensive income for the quarter ended August 31, 2011:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2011	$1,263,164	$124,204	$1,387,368
Net income	76,811	6,529	83,340
Other Comprehensive Income:
Foreign currency translation adjustments	(9,433)	329	(9,104)
Pension and other postretirement benefit liability adjustments, net of tax	2,041	177	2,218
Unrealized gain (loss) on securities, net of tax	(3,643)	390	(3,253)
Unrealized gain on derivatives, net of tax	(848)	(231)	(1,079)

Total Other Comprehensive Income, net of tax	(11,883)	665	(11,218)

Comprehensive Income	64,928	7,194	72,122

Dividends paid	(27,424)		(27,424)
Other noncontrolling interest activity	(390)		(390)
Shares repurchased	(206)		(206)
Stock option exercises, net	1,206		1,206
Stock based compensation expense	3,125		3,125
Restricted awards, net	(64)		(64)

Total Equity at August 31, 2011	$1,304,339	$131,398	$1,435,737

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2010	$1,079,473	$81,768	$1,161,241
Net income	68,996	5,998	74,994
Other Comprehensive Income:
Foreign currency translation adjustments	19,273	6,083	25,356
Pension and other postretirement benefit liability adjustments, net of tax	591	45	636
Unrealized gain (loss) on securities, net of tax	4,955	739	5,694
Unrealized gain on derivatives, net of tax	2,238	609	2,847

Total Other Comprehensive Income, net of tax	27,057	7,476	34,533

Comprehensive Income	96,053	13,474	109,527

Dividends paid	(26,629)		(26,629)
Other noncontrolling interest activity	(988)		(988)
Shares repurchased	(8,560)		(8,560)
Stock option exercises, net	428		428
Stock based compensation expense	2,396		2,396
Restricted awards, net	(536)		(536)

Total Equity at August 31, 2010	$1,141,637	$95,242	$1,236,879

NOTE 15 — SUBSEQUENT EVENTS

Subsequent to the end of the quarter, on September 22, 2011, we announced that our RPM2 business unit had signed a purchase agreement to acquire the Legend Brands group of companies, providers of equipment and solutions for water and fire damage restoration, professional cleaning and environmental control. Based in Burlington, WA, Legend Brands has annual sales of more than $70 million.

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

Revenue Recognition

Revenues are recognized when realized or realizable, and when earned. In general, this is when title and risk of loss pass to the customer. Further, revenues are realizable when we have persuasive evidence of a sales arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. We reduce our revenues for estimated customer returns and allowances, certain rebates, sales incentives and promotions in the same period the related sales are recorded.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

Our reporting currency is the U.S. dollar. However, the functional currency for each of our foreign subsidiaries is its local currency. We translate the amounts included in our Consolidated Statements of Income from our foreign subsidiaries into U.S. dollars at weighted-average exchange rates, which we believe are representative of the actual exchange rates on the dates of the transactions. Our foreign subsidiaries’ assets and liabilities are translated into U.S. dollars from local currency at the actual exchange rates as of the end of each reporting date, and we record the resulting foreign exchange translation adjustments in our Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). If the U.S. dollar strengthens, we reflect the resulting losses as a component of accumulated other comprehensive income (loss). Conversely, if the U.S. dollar weakens, foreign exchange translation gains result, which favorably impact accumulated other comprehensive income. Translation adjustments will be included in net earnings in the event of a sale or liquidation of any of our underlying foreign investments, or in the event that we distribute the accumulated earnings of consolidated foreign subsidiaries. If we determine that the functional currency of any of our foreign subsidiaries should be the U.S. dollar, our financial statements will be affected. Should this occur, we will adjust our reporting to appropriately account for any such changes.

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

We use significant judgment in determining the most appropriate method to establish the fair values of each of our reporting units. We estimate the fair values of each of our reporting units by employing various valuation techniques, depending on the availability and reliability of comparable market value indicators, and employ methods and assumptions that include the application of third-party market value indicators and the computation of discounted future cash flows for each of our reporting unit’s annual projected earnings before interest, taxes, depreciation and amortization (“EBITDA”). For each of our reporting units, we calculate a break-even multiple based on its carrying value as of the testing date. We then compare each reporting unit’s break-even EBITDA market multiple to guideline EBITDA market multiples applicable to our industry and peer group, the data for which we develop internally and through third-party sources. The result of this analysis provides us with insight and sensitivity as to which reporting units, if any, may have a higher risk for a potential impairment.

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

In applying the discounted cash flow methodology, we rely on a number of factors, including future business plans, actual and forecasted operating results, and market data. The significant assumptions employed under this method include discount rates; revenue growth rates, including assumed terminal growth rates; and operating margins used to project future cash flows for each reporting unit. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting units. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of goodwill impairment testing for each reporting unit, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected.

Our annual goodwill impairment analysis for fiscal 2011 did not result in any impairment loss. The excess of fair value over carrying value for reporting units as of March 1, 2011, ranged from approximately $0.7 million to $910.2 million. In order to evaluate the sensitivity of the fair value calculations of our goodwill impairment test, we applied a hypothetical 5% decrease to the fair values of each reporting unit. This hypothetical 5% decrease would result in excess fair value over carrying value ranging from approximately $0.6 million to $854.7 million for our reporting units. Further, we compare the sum of the fair values of our reporting units resulting from our discounted cash flow calculations to our market capitalization as of our valuation date. We use this comparison to further assess the reasonableness of the assumptions employed in our valuation calculations. As of the valuation date, the sum of the fair values we calculated for our reporting units was approximately 2.9% above our market capitalization.

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

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter. Measuring a potential impairment of non-goodwill intangibles and other long-lived assets requires the use of various estimates and assumptions, including the determination of which cash flows are directly related to the assets being evaluated, the respective useful lives over which those cash flows will occur and potential residual values, if any. If we determine that the carrying values of these assets may not be recoverable based upon the existence of one or more of the above-described indicators or other factors, any impairment amounts would be measured based on the projected net cash flows expected from these assets, including any net cash flows related to eventual disposition activities. The determination of any impairment losses would be based on the best information available, including internal estimates of discounted cash flows; quoted market prices, when available; and independent appraisals, as appropriate, to determine fair values. Cash flow estimates would be based on our historical experience and our internal business plans, with appropriate discount rates applied. Our fiscal 2011 annual impairment tests of each of our indefinite-lived intangible assets did not result in any impairment loss.

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

Additionally, our operations are subject to various federal, state, local and foreign tax laws and regulations that govern, among other things, taxes on worldwide income. The calculation of our income tax expense is based on the best information available and involves our significant judgment. The actual income tax liability for each jurisdiction in any year can ultimately be determined, in some instances, several years after the financial statements have been published.

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

Pension and Postretirement Plans

We sponsor qualified defined benefit pension plans and various other nonqualified postretirement plans. The qualified defined benefit pension plans are funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (i) affect the level of plan funding, (ii) cause volatility in the net periodic pension cost, and (iii) increase our future contribution requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations. A significant increase in our contribution requirements with respect to our qualified defined benefit pension plans could have an adverse impact on our cash flow.

Changes in our key plan assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit and various postretirement benefit plans. Based upon May 31, 2011 information, the following tables reflect the impact of a 1% change in the key assumptions applied to our defined benefit pension plans in the U.S. and internationally:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
	(In millions)
Discount Rate
Increase (decrease) in expense in FY 2011	$(3.0)	$3.6	$(1.3)	$2.2
Increase (decrease) in obligation as of May 31, 2011	$(31.4)	$38.7	$(23.1)	$29.1
Expected Return on Plan Assets
Increase (decrease) in expense in FY 2011	$(1.4)	$1.4	$(1.1)	$1.1
Increase (decrease) in obligation as of May 31, 2011	N/A	N/A	N/A	N/A
Compensation Increase
Increase (decrease) in expense in FY 2011	$2.6	$(2.3)	$0.9	$(0.8)
Increase (decrease) in obligation as of May 31, 2011	$12.6	$(11.1)	$6.6	$(5.9)

Based upon May 31, 2011 information, the following tables reflect the impact of a 1% change in the key assumptions applied to our various postretirement health care plans:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
	(In millions)
Discount Rate
Increase (decrease) in expense in FY 2011	$—	$—	$(0.2)	$0.4
Increase (decrease) in obligation as of May 31, 2011	$(0.7)	$0.8	$(2.8)	$3.6
Healthcare Cost Trend Rate
Increase (decrease) in expense in FY 2011	$—	$—	$0.4	$(0.3)
Increase (decrease) in obligation as of May 31, 2011	$0.4	$(0.4)	$3.9	$(3.0)

BUSINESS SEGMENT INFORMATION

Our business is divided into two reportable segments: the industrial reportable segment and the consumer reportable segment. Within each reportable segment, we aggregate several operating segments that consist of individual groups of companies and product lines, which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our five operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief executive officer in determining how to allocate the assets of the company and evaluate performance. These five operating segments are each managed by an operating segment manager who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on income before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”) as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations.

Our industrial reportable segment’s products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. This reportable segment comprises three separate operating segments — Building Solutions Group, Performance Coatings Group and RPM2 Group. Products and services within this reportable segment include construction chemicals; roofing systems; weatherproofing and other sealants; polymer flooring; edible coatings and specialty glazes for pharmaceutical, cosmetic and food industries; and other specialty chemicals.

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer reportable segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe. Our consumer reportable segment’s products are sold throughout North America directly to mass merchants, home improvement centers, hardware stores, paint stores, craft shops and to other smaller customers through distributors. This reportable segment comprises two operating segments — DAP Group and Rust-Oleum Group. Products within this reportable segment include specialty, hobby and professional paints; caulks; adhesives; silicone sealants and wood stains.

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

	Quarter Ended
	August 31, 2011	August 31, 2010
	(In thousands)
Net Sales
Industrial Segment	$667,016	$602,314
Consumer Segment	318,902	292,496

Consolidated	$985,918	$894,810

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$91,546	$82,479
Interest (Expense), Net (b)	(917)	(861)

EBIT (c)	$92,463	$83,340

Consumer Segment
Income Before Income Taxes (a)	$51,512	$49,027
Interest (Expense), Net (b)	36	10

EBIT (c)	$51,476	$49,017

Corporate/Other
(Expense) Before Income Taxes (a)	$(24,354)	$(23,566)
Interest (Expense), Net (b)	(16,901)	(13,214)

EBIT (c)	$(7,453)	$(10,352)

Consolidated
Income (Loss) Before Income Taxes (a)	$118,704	$107,940
Interest (Expense), Net (b)	(17,782)	(14,065)

EBIT (c)	$136,486	$122,005

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (GAAP) in the United States, to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.

(c)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. For that reason, we believe EBIT is also useful to investors as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2011

Net Sales

On a consolidated basis, net sales of $985.9 million for the first quarter ended August 31, 2011 improved by 10.2%, or $91.1 million, from net sales of $894.8 million during the same period last year. The increase in net sales for the first quarter of fiscal 2012 versus the same period last year reflects organic growth of 9.2%, or $82.0 million, including volume-related improvements of approximately 2.3%, or $20.5 million, net favorable foreign exchange rates year-over-year, amounting to 4.1%, or $36.4 million, and an overall favorable change in pricing representing 2.8% of the prior period sales, or $25.1 million. These favorable pricing initiatives, including those across both of our reportable segments, were instituted primarily in order to offset the escalating costs of many of our raw materials. Foreign exchange gains resulted primarily from the dollar’s performance versus the euro, and also against Canadian, Latin American and Asia Pacific currencies. Finally, five small acquisitions, net of a divestiture of a small product line over the past year, provided 1.0% of sales growth this quarter over last year’s first quarter net sales, or $9.1 million.

Industrial segment net sales, which comprised 67.7% of the current quarter’s consolidated net sales, totaled $667.0 million, an increase of 10.7% from $602.3 million during last year’s first quarter. The industrial segment’s current quarter net sales increase reflects organic growth of 9.1%, or $55.2 million, including volume-related improvements of approximately 1.5%, favorable pricing versus industrial segment net sales for the same period a year ago of approximately 2.6%, and 5.0% from net favorable foreign exchange differences versus the net sales for the same period a year ago. Four small acquisitions provided 1.6% growth over the prior year’s first quarter. The pure unit organic sales growth in the industrial segment resulted from general improvement in the overall economy, which impacted many of our industrial product lines, including sealants, corrosion control coatings, fiberglass reinforced plastic structures, and polymer flooring, particularly in Latin America and Canada. We continue to secure new business through strong brand offerings, new product innovations and international expansion.

Consumer segment net sales of $318.9 million comprised 32.3% of the current quarter’s consolidated net sales and improved by 9.0% versus the consumer segment’s prior year first quarter net sales of $292.5 million. The divestiture of a product line outweighed the acquisition of one small product line, negatively impacting the consumer segment’s first quarter net sales performance by 0.2% versus net sales from the prior year period, while unit volume improved by approximately 4.0%. Changes in pricing versus the prior year period favorably impacted the consumer segment’s current quarter net sales by 3.2%, while the impact of net favorable foreign exchange rates improved the consumer segment’s current quarter net sales by approximately 2.0% versus the prior year period. Our consumer segment continues to increase market penetration at major retail accounts with various new product launches and broader channel penetration, while also maintaining a focus on our existing repair and maintenance oriented products.

Selling, General and Administrative Expenses (“SG&A”)

Our consolidated SG&A improved to 27.7% of net sales for the current quarter compared with 28.4% a year ago. The 70 basis points (“bps”) decrease in SG&A as a percent of net sales primarily reflects the overall favorable impact of the 9.2% growth in organic sales during the current quarter versus net sales for the same period a year ago. While there were unfavorable increases in employee compensation and benefits expense, professional services expense and distribution expense during the current quarter versus last year’s first quarter, there were favorable declines in bad debt, warranty and advertising expense during this year’s first quarter versus the same period a year ago. Finally, during the current quarter we recognized a $4.0 million, one-time reimbursement from an insurance provider related to losses we had previously recorded, and were able to recover during the current quarter.

Our industrial segment SG&A was approximately $18.7 million higher during the current quarter versus the same period last year, but improved slightly as a percentage of net sales for the current quarter versus the same period last year. The industrial segment’s current quarter SG&A margin reflects the impact of its 9.1% growth in organic sales volume, as discussed above, combined with lower warranty expense and overall lower discretionary spending during the current quarter versus the same period a year ago. Partially offsetting those improvements was the impact of higher compensation expense, including commissions on sales resulting from the current quarter growth in organic sales, and higher professional services fees and distribution expense during the current quarter versus the same period a year ago.

Our consumer segment SG&A was approximately $4.0 million higher during the current quarter versus the same period last year, but improved as a percentage of net sales for the current quarter compared with the same period last year. Reflected in the consumer segment’s improved SG&A margin this quarter is the impact of its 9.2% growth in organic sales, as discussed above, offset by higher distribution expenses and higher employee-related compensation expense incurred during the current quarter versus the same period a year ago.

SG&A expenses in our corporate/other category decreased during the current quarter to $7.4 million from $10.4 million during the corresponding period last year. This $3.0 million decrease reflects the current quarter recognition of a $4.0 million, one-time reimbursement from an insurance provider related to losses we had previously recorded, and were able to recover during the current quarter. Partially offsetting that recovery was the combination of higher employee-related compensation and benefit expense and higher professional services fees incurred during the current quarter compared with the same period last year.

License fee and joint venture income of approximately $0.8 million and $0.6 million for each of the quarters ended August 31, 2011 and 2010, respectively, are reflected as reductions of consolidated SG&A expenses.

We recorded total net periodic pension and postretirement benefit costs of $8.7 million and $8.6 million for the quarters ended August 31, 2011 and 2010, respectively. Increased service and interest cost of $1.6 million was offset by $1.6 million for a higher expected return on plan assets during the current quarter versus the same period a year ago. There was approximately $0.1 million in net actuarial gains recognized during the current quarter versus the same period a year ago. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note 10, “Pension and Postretirement Health Care Benefits,” for additional information regarding these benefits.

Interest Expense

Interest expense was $17.8 million for the first quarter of fiscal 2012 versus $16.0 million for the same period of fiscal 2011. Additional borrowings for acquisitions incurred during the current quarter versus the same period last year increased interest expense this quarter by approximately $0.5 million versus last year’s first quarter, while higher average borrowings year-over-year increased interest expense by approximately $0.4 million. Higher interest rates, which averaged 6.30% overall for the first quarter of fiscal 2012 compared with 6.03% for the same period of fiscal 2011, increased interest expense by approximately $0.9 million versus last year’s first quarter.

Investment Expense (Income), Net

Net investment income of $0.02 million during the first quarter of fiscal 2012 compares to net investment income of $2.0 million during the first quarter of fiscal 2011. Net realized gains and losses on the sales of investments resulted in a net loss of $0.9 million for the quarter ended August 31, 2011 versus a net gain of approximately $0.7 million for the same period during fiscal 2011, resulting from the timing of sales of securities. Dividend and interest income totaling $1.3 million during the current quarter compares with $1.4 million of income during the same period last year. Impairments recognized on securities that management has determined had other-than-temporary declines in value during the current quarter approximated $0.4 million, compared with $0.1 million in losses recognized during the same period last year.

Income Before Income Taxes (“IBT”)

Our consolidated pretax income for this year’s first quarter of $118.7 million compares with last year’s first quarter pretax income of $107.9 million, for a profit margin on net sales of 12.0% this quarter versus a 12.1% a year ago.

Our industrial segment had IBT of $91.5 million for a profit margin on net sales of 13.7% for this year’s first quarter versus IBT of $82.5 million for a profit margin on net sales of 13.7% for the same period last year. This reflects the 9.1% growth in organic sales versus net sales for the same period a year ago, combined with overall lower discretionary spending. Our consumer segment IBT improved to $51.5 million for the first quarter of fiscal 2012, for a profit margin on net sales of 16.2%, from $49.0 million during the first quarter last year, for a profit margin on net sales of 16.8%. While the consumer segment’s growth in organic net sales was approximately 9.2% during the current quarter versus the same period a year ago, the overall decrease in the consumer segment’s IBT as a percentage of its net sales resulted primarily from higher raw material costs, net of higher pricing, in addition to higher distribution expense and higher employee-related compensation expense during the current quarter versus last year’s first quarter.

Income Tax Rate

The effective income tax rate was 29.8% for the three months ended August 31, 2011 compared to an effective income tax rate of 30.5% for the three months ended August 31, 2010.

For the three months ended August 31, 2011 and, to a greater extent for the three months ended August 31, 2010, the effective tax rate differed from the federal statutory rate principally due to decreases in taxes as the result of the impact of certain foreign operations on our U.S. taxes, the effect of lower tax rates in certain of our foreign jurisdictions and the domestic manufacturing deduction. These decreases in taxes were partially offset by increases in tax as a result of the impact of non-deductible business operating expenses, state and local income taxes and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards. Additionally, for the three months ended August 31, 2011, decreases in the effective income tax rate resulted from a one-time benefit related to lower income tax rates in the United Kingdom and for net adjustments to reserves for tax contingencies, including interest thereon.

As of August 31, 2011, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at August 31, 2011 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions. Any reversal of the valuation allowance that was recorded in purchase accounting reduces income tax expense.

Net Income

Net income of $83.3 million for the first quarter of fiscal 2012 compares to net income of $75.0 million for the same period last year, for a net margin on sales of 8.5% for the current quarter compared to the prior year period’s 8.4% net margin on sales. During the first quarter of fiscal 2012, we had net income from noncontrolling interests of $6.5 million, versus $6.0 million during the same period a year ago. Net income attributable to RPM International Inc. Stockholders was $76.8 million for the first quarter of fiscal 2012, versus net income of $69.0 million for the same period a year ago, for a margin on net sales of 7.8% for the current quarter compared to the prior period’s 7.7% net margin on sales.

Diluted earnings per share of common stock for this year’s first quarter of $0.59 compares with $0.53 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Operating activities provided cash flow of $7.5 million for the first quarter of fiscal 2012 compared with $41.1 million during the same period a year ago.

The net change in cash from operations includes the change in net income, which increased by $8.3 million during this year’s first quarter versus the same period last year; items adjusting net income for non-cash expenses and income, which decreased cash flows by approximately $3.3 million during this year’s first quarter versus the same period last year; and changes in working capital accounts and other accruals.

The period increase in accounts receivable since May 31, 2011 represents a use of cash of $4.2 million versus the $10.0 million of cash provided by accounts receivable during the first quarter of fiscal 2011, or approximately $14.2 million more cash used year-over-year. This resulted from the timing of sales and collections on accounts receivable. Days sales outstanding at August 31, 2011 increased to 62.6 days from 59.7 days sales outstanding at August 31, 2010.

Inventory balances required the use of $27.1 million of cash during the current quarter, compared with a use of cash of $33.6 million during the same period last year, or $6.5 million less cash used year-over-year. Days of inventory outstanding at August 31, 2011 increased to 77.4 days from 73.0 days of inventory outstanding at August 31, 2010.

The current year change in accounts payable used $10.3 million more cash during the current fiscal quarter compared to last year, resulting from a change in the timing of certain payments during the current period versus the same period a year ago. Accrued compensation and benefits used approximately $8.6 million more cash versus the prior year’s first quarter as there were higher bonus payments made during the current year’s first quarter versus the same period a year ago. Other accruals, including those for other short-term and long-term items, used $18.5 million more cash versus the same period last year, due to changes in the timing of such payments. Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity and enhance our administration capabilities. Capital expenditures of $4.9 million during the current fiscal quarter compare with depreciation of $13.0 million. We expect capital spending to begin to exceed depreciation expense during fiscal 2012. At our current capacity, we believe there is adequate production capacity to meet our needs based on anticipated growth rates. Any additional capital expenditures made over the next few years likely will relate primarily to maintenance of existing facilities, certain capacity upgrades, and additional expenditures relating to new products and technology. Not reflected in our capital expenditures is the capacity added through our recent acquisitions of product lines and businesses, which totaled approximately $7.0 million during the first quarter of fiscal 2012. We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our anticipated slight increase in future capital spending levels, will enable us to meet increased demand during the current fiscal year.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At August 31, 2011, the fair value of our investments in marketable securities, including $36.6 million in securities held outside of our captives’ investments, totaled $140.0 million, of which investments with a fair value of $35.7 million were in an unrealized loss position. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. At May 31, 2011, the fair value of our investments in marketable securities, including $35.8 million in securities held outside of our captives’ investments, totaled $149.6 million, of which investments with a fair value of $21.6 million were in an unrealized loss position. Total pretax unrealized losses recorded in accumulated other comprehensive income at August 31, 2011 and May 31, 2011 were $3.9 million and $1.5 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at August 31, 2011 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at August 31, 2011 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. Although we have begun to see some recovery in general economic conditions over the past year, if we were to experience continuing or significant unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

Financing Activities

As a result of the SPHC bankruptcy filing, our access to the cash flows of SPHC and its subsidiaries has been restricted. However, the bankruptcy filing has not resulted in any reductions in our credit ratings by Moody’s Investor Service, Standard & Poors or Fitch Ratings. Therefore, we feel this has not adversely impacted our ability to gain access to capital.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $834.3 million at August 31, 2011. Our debt-to-capital ratio was 45.9% at August 31, 2011, compared with 46.7% at May 31, 2011.

6.125% Notes due 2019

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

On May 27, 2011 we issued and sold an additional $150.0 million aggregate principal amount of the Notes. The offering was priced at 108.09% of the $150.0 million principal amount of Notes, together with accrued interest to, but excluding the closing date, and at that price the Notes have a yield to maturity of 4.934%. A portion of the net proceeds of $162.1 million has been used for general corporate purposes, including working capital and potential acquisitions of complementary businesses or other assets. All remaining unused proceeds as of August 31, 2011 will be used for these purposes, as well.

Revolving Credit Agreement

On January 5, 2011, we established a new $400.0 million senior unsecured multi-currency revolving credit facility with a group of banks (the “New Credit Facility”). The New Credit Facility provides a $35.0 million sub-limit for swing loans (relatively short-term borrowings used for working capital purposes) and a $100.0 million sub-limit for the issuance of letters of credit. We have the option to increase the New Credit Facility by an aggregate principal amount not to exceed $100.0 million. The purpose of this New Credit Facility was to refinance our prior credit facility, and any borrowings from this New Credit Facility may be used for working capital, capital expenditures and general corporate purposes. The New Credit Facility matures on January 5, 2015, four years from its closing date. The New Credit Facility requires us to comply with various customary affirmative and negative covenants, including a leverage covenant and interest coverage ratio. Under the terms of the leverage covenant, we may not permit our consolidated indebtedness as of any fiscal quarter end to exceed 60% of the sum of such indebtedness and our consolidated shareholders’ equity on such date. The minimum required consolidated interest coverage ratio for EBITDA to interest expense is 3.50 to 1. The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended.

As of August 31, 2011, we were in compliance with all covenants contained in our New Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 47.0%, while our interest coverage ratio was 7.24 to 1.

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

Accounts Receivable Securitization Program

On April 7, 2009, we replaced our existing $125.0 million accounts receivable securitization program, which was set to expire on May 7, 2009, with a new, three-year, $150.0 million accounts receivable securitization program (the “AR Program”). The AR program, which was established with two banks for certain of our subsidiaries (“originating subsidiaries”), contemplates that the originating subsidiaries will sell certain of their accounts receivable to RPM Funding Corporation, a wholly-owned special purpose entity (“SPE”), which will then transfer undivided interests in such receivables to the participating banks. Once transferred to the SPE, such receivables are owned in their entirety by the SPE and are not available to satisfy claims of our creditors or creditors of the originating subsidiaries until the obligations owing to the participating banks have been paid in full. The transactions contemplated by the AR program do not constitute a form of off-balance sheet financing and are, and will be, fully reflected in our financial statements. The entry into the new AR program increased our liquidity by $25.0 million, but also increased our financing costs due to higher market rates. The amounts available under the AR program are subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable, and therefore at certain times we may not be able to fully access the $150.0 million of funding available under the AR program.

On May 28, 2010, we entered into an amendment to the AR Program whereby certain “Excluded Subsidiaries” would be excluded from the defined term, “Subsidiary” as used in the AR Program. Furthermore, the defined term “EBITDA” as used in the AR Program has been revised to add back non-cash charges or losses and subtract non-cash gains in each case related to, or resulting from, the bankruptcy filing of any Excluded Subsidiary.

On May 31, 2011, we entered into Amendment No. 5 to our Receivables Purchase Agreement, dated April 7, 2009. Amendment No. 5 extends the term of the AR Program to May 30, 2014, subject to possible earlier termination upon the occurrence of certain events. Pricing continues to be based on the Alternate Base Rate, a LIBOR market index rate or LIBOR for a specified tranche period plus a margin of 1.0%. This margin will increase to 1.25% if we do not maintain our public debt rating of at least BB+/Ba1/BB+ from any two of Standard & Poor’s, Moody’s or Fitch. In addition, a monthly unused fee is payable to the purchasers. Amendment No. 5 also modified or eliminated certain of the financial covenants under the AR Program. Under the terms of the amended AR Program, we may not permit our consolidated indebtedness calculated on the last day of each fiscal quarter to exceed 60% of the sum of such indebtedness and our consolidated shareholders’ equity on such date. The interest coverage ratio covenant continues to require that we not permit the ratio, calculated at the end of each fiscal quarter for the four fiscal quarters then ended, of EBITDA to interest expense for such period to be less than 3.5 to 1. Finally, the fixed charge coverage ratio covenant under the pre-amended AR Program has been deleted. The financial tests that remain in the AR Program are substantially identical to the financial covenants contained in our New Credit Facility.

Our failure to comply with the covenants described above and other covenants contained in the New Credit Facility could result in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the New Credit Facility to be due and payable. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that under certain circumstances, an event of default that results in acceleration of our indebtedness under the New Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable.

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

The following table summarizes our financial obligations and their expected maturities at August 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total Contractual Payment Stream	Payments Due In
		2012	2013-14	2015-16	After 2016
	(In thousands)
Long-term debt obligations	$1,105,421	$2,343	$201,974	$190,334	$710,770
Capital lease obligations	2,585	593	1,137	855
Operating lease obligations	154,900	36,766	48,405	27,717	42,012
Other long-term liabilities (1):
Interest payments on long-term debt obligations	407,830	65,860	112,969	101,946	127,055
Contributions to pension and postretirement plans (2)	280,000	15,300	68,200	64,200	132,300

Total	$1,950,736	$120,862	$432,685	$385,052	$1,012,137

(1)	Excluded from other long-term liabilities is our liability for unrecognized tax benefits, which totaled $4.8 million at August 31, 2011. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume the required minimum contribution will be contributed.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings, other than the minimum operating lease commitments included in the above Contractual Obligations table. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in, or relationships with, any special purpose entities that are not reflected in our financial statements. At the end of fiscal 2010, we deconsolidated our wholly owned subsidiary SPHC, and its subsidiaries, from our balance sheet and eliminated the results of SPHC’s operations from our operations beginning on May 31, 2010. We account for our investment in SPHC, which had no value at August 31, 2011 and May 31, 2011, under the cost method (refer to Note 2 to the Consolidated Financial Statements.)

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) risks related to the adequacy of our contingent liability reserves; (j) risks and uncertainties associated with the SPHC bankruptcy proceedings; and (k) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2011, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2011 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the first quarter of fiscal 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
June 1, 2011 through June 30, 2011	1,822	$23.14	—	—
July 1, 2011 through July 31, 2011	966	$22.65	—	—
August 1, 2011 through August 31, 2011	11,040	$18.68	—	—

Total — First Quarter	13,828	$19.55	—	—

(1)	All of the shares of common stock reported as purchased during June 2011 and July 2011 are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.’s Deferred Compensation Plan.
(2)	All of the shares of common stock reported as purchased during August 2011 are attributable to our share repurchase program. Refer to Note 13 of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1*	Amended and Restated Employment Agreement, by and between the Company and Edward W. Moore, Vice President, General Counsel and Chief Compliance Officer. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer. (x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer. (x)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

(x)	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Robert L. Matejka
Robert L. Matejka
Senior Vice President and Chief Financial Officer

Dated: October 6, 2011