Form 10-Q
period 2011-11-30
RPM INTERNATIONAL INC/DE/
filed 2012-01-05
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011,

or

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

As of January 2, 2012

131,259,620 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	November 30, 2011	May 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$300,955	$435,011
Trade accounts receivable (less allowances of $27,839 and $27,597, respectively)	661,825	712,863
Inventories	510,527	463,120
Deferred income taxes	16,950	17,764
Prepaid expenses and other current assets	230,954	239,212

Total current assets	1,721,211	1,867,970

Property, Plant and Equipment, at Cost	1,010,673	998,245
Allowance for depreciation and amortization	(628,546)	(608,218)

Property, plant and equipment, net	382,127	390,027

Other Assets
Goodwill	865,529	831,489
Other intangible assets, net of amortization	353,652	312,867
Other	109,494	112,676

Total other assets	1,328,675	1,257,032

Total Assets	$3,432,013	$3,515,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$324,519	$358,790
Current portion of long-term debt	1,950	2,549
Accrued compensation and benefits	124,262	156,981
Accrued loss reserves	52,783	57,645
Other accrued liabilities	149,266	159,324

Total current liabilities	652,780	735,289

Long-Term Liabilities
Long-term debt, less current maturities	1,092,454	1,106,304
Other long-term liabilities	225,519	224,026
Deferred income taxes	73,233	62,042

Total long-term liabilities	1,391,206	1,392,372

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01; authorized 300,000 shares; issued 135,376 and outstanding 131,233 as of November 2011; issued 134,406 and outstanding 130,580 as of May 2011	1,312	1,306
Paid-in capital	743,118	735,245
Treasury stock, at cost	(68,494)	(62,495)
Accumulated other comprehensive (loss) income	(74,999)	6,073
Retained earnings	654,157	583,035

Total RPM International Inc. stockholders’ equity	1,255,094	1,263,164
Noncontrolling interest	132,933	124,204

Total Equity	1,388,027	1,387,368

Total Liabilities and Stockholders’ Equity	$3,432,013	$3,515,029

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
Net Sales	$916,085	$826,343	$1,902,003	$1,721,153
Cost of Sales	547,064	486,846	1,123,356	1,006,230

Gross Profit	369,021	339,497	778,647	714,923
Selling, General and Administrative Expenses	281,874	250,648	555,817	504,670
Interest Expense	17,909	16,468	35,715	32,510
Investment (Income), Net	(1,045)	(4,309)	(1,069)	(6,286)
Other (Income), Net	(5,887)	(578)	(6,690)	(1,179)

Income Before Income Taxes	76,170	77,268	194,874	185,208
Provision for Income Taxes	22,251	23,765	57,615	56,711

Net Income	53,919	53,503	137,259	128,497
Less: Net Income Attributable to Noncontrolling Interests	3,988	4,712	10,517	10,710

Net Income Attributable to RPM International Inc. Stockholders	$49,931	$48,791	$126,742	$117,787

Average Number of Shares of Common Stock Outstanding:
Basic	127,986	127,012	128,048	127,491

Diluted	128,432	127,670	128,537	128,050

Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.38	$0.38	$0.97	$0.91

Diluted	$0.38	$0.38	$0.97	$0.91

Cash Dividends Declared per Share of Common Stock	$0.215	$0.210	$0.425	$0.415

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended November 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$137,259	$128,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,891	26,788
Amortization	11,027	9,906
Deferred income taxes	(1,620)	5,323
Stock-based compensation expense	6,692	6,027
Other	(5,204)	(64)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	76,864	66,393
(Increase) in inventory	(24,687)	(44,880)
(Increase) in prepaid expenses and other current and long-term assets	(10,040)	(11,155)
(Decrease) in accounts payable	(46,345)	(27,969)
(Decrease) in accrued compensation and benefits	(36,662)	(21,700)
(Decrease) in accrued loss reserves	(5,313)	(2,092)
(Decrease) increase in other accrued liabilities	(14,952)	45,067
Other	(2,880)	2,973

Cash From Operating Activities	110,030	183,114

Cash Flows From Investing Activities:
Capital expenditures	(18,353)	(15,333)
Acquisition of businesses, net of cash acquired	(132,905)	(20,669)
Purchase of marketable securities	(39,337)	(37,282)
Proceeds from sales of marketable securities	36,937	38,828
Other	4,072	(1,324)

Cash (Used For) Investing Activities	(149,586)	(35,780)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	7,215	24,913
Reductions of long-term and short-term debt	(22,845)	(28,391)
Cash dividends	(55,620)	(53,911)
Repurchase of stock	(5,999)	(20,916)
Exercise of stock options	3,181	2,614

Cash (Used For) Financing Activities	(74,068)	(75,691)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(20,432)	12,159

Net Change in Cash and Cash Equivalents	(134,056)	83,802
Cash and Cash Equivalents at Beginning of Period	435,011	215,355

Cash and Cash Equivalents at End of Period	$300,955	$299,157

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

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

In September 2011, we increased our ownership in Kemrock Industrial and Exports Limited (“Kemrock”) to over 20% of Kemrock’s outstanding shares of common stock. Kemrock is one of India’s leading manufacturers of high performance reinforced polymer composites. Our Consolidated Financial Statements reflect the impact of the change in accounting for our investment in Kemrock from an available for sale security to the equity method, which was required as a result of our additional investment in Kemrock in September 2011. Please refer to Note 9 for further discussion.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by Generally Accepted Accounting Principles in the U.S. (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three- and six-month periods ended November 30, 2011 and 2010. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2011.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had a net receivable from SPHC at May 31, 2010, that we expect may change before the bankruptcy proceedings have been finalized. The potential change relates to our indemnification of an insurer on appeal bonds pertaining to Bondex’s appeal of two asbestos cases that had been underway prior to the bankruptcy filing, neither of which is material in amount. Included in the net amount due from SPHC are receivables and payables, which we concluded we have the right to report as a net amount based on several factors, including the fact that all amounts are determinable, the balances are due to and from our subsidiaries, and we have been given reasonable assurance that netting the applicable receivables and payables would remain legally enforceable. We analyzed our net investment in SPHC as of May 31, 2010, which included a review of our advances to SPHC, an assessment of the collectibility of our net receivables due from SPHC, and a computation of the gain to be recorded upon deconsolidation based on the carrying amount of our investment in SPHC. In accordance with GAAP, the gain on deconsolidation related to the carrying amount of net assets of SPHC at May 31, 2010, was calculated in accordance with ASC 810-10-40-5, as follows:

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

As a result of the combined analyses of each of the components of our net investment in SPHC, we recorded a net loss of approximately $7.9 million, which was reflected in Other Expense, Net, during the fourth fiscal quarter of the year ended May 31, 2010. No changes have been made to these amounts through November 30, 2011.

NOTE 3 — INVENTORIES

Inventories were composed of the following major classes:

	November 30, 2011	May 31, 2011
	(In thousands)
Raw material and supplies	$164,107	$142,133
Finished goods	346,420	320,987

Total Inventory	$510,527	$463,120

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — MARKETABLE SECURITIES

The following tables summarize marketable securities held at November 30, 2011 and May 31, 2011 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
November 30, 2011
Equity securities:
Stocks — foreign	$1,056	$236	$(78)	$1,214
Stocks — domestic	25,068	1,989	(1,576)	25,481
Mutual funds — foreign	14,694	953	(358)	15,289
Mutual funds — domestic	37,411	624	(648)	37,387

Total equity securities	78,229	3,802	(2,660)	79,371
Fixed maturity:
U.S. treasury and other government	16,853	390	(54)	17,189
Corporate bonds	2,622	276	(27)	2,871
Foreign bonds	38	—	(2)	36
Mortgage-backed securities	240	102	—	342

Total fixed maturity securities	19,753	768	(83)	20,438

Total	$97,982	$4,570	$(2,743)	$99,809

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2011
Equity securities:
Stocks — foreign	$25,387	$12,162	$—	$37,549
Stocks — domestic	28,044	4,222	(417)	31,849
Mutual funds — foreign	14,680	3,733	—	18,413
Mutual funds — domestic	30,565	2,246	(1,020)	31,791

Total equity securities	98,676	22,363	(1,437)	119,602
Fixed maturity:
U.S. treasury and other government	25,916	643	(79)	26,480
Corporate bonds	2,729	301	(1)	3,029
Mortgage-backed securities	432	101	(1)	532

Total fixed maturity securities	29,077	1,045	(81)	30,041

Total	$127,753	$23,408	$(1,518)	$149,643

Marketable securities, which totaled $99.8 million at November 30, 2011, were included in other current assets. At May 31, 2011, marketable securities, included in other current and long-term assets, totaled $113.8 million and $35.8 million, respectively. During the second fiscal quarter ended November 30, 2011, we acquired additional shares in Kemrock, which required us to change our method of accounting for this long-term investment from an available for sale security to the equity method, as further described below under Note 9.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable securities are composed of available-for-sale securities and are reported at fair value. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Changes in the fair values of securities that are considered temporary are recorded as unrealized gains and losses, net of applicable taxes, in accumulated other comprehensive income (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in operating income in the period in which the unrealized losses are deemed other than temporary. In order to determine whether other-than-temporary declines in market value have occurred, the duration of the decline in value and our ability to hold the investment are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value.

Gross gains and losses realized on sales of investments were $1.9 million and $1.9 million, respectively, for the quarter ended November 30, 2011. Gross gains and losses realized on sales of investments were $3.5 million and $0.3 million, respectively, for the quarter ended November 30, 2010. During the second quarter of fiscal 2012 and fiscal 2011, we recognized losses of $0.3 million and $0.4 million, respectively, for securities deemed to have other-than-temporary impairments. These amounts are included in investment income, net in the Consolidated Statements of Income.

Gross gains and losses realized on sales of investments were $3.8 million and $4.7 million, respectively, for the six month period ended November 30, 2011. Gross gains and losses realized on sales of investments were $5.9 million and $2.0 million, respectively, for the six month period ended November 30, 2010. During the first half of fiscal 2012 and 2011, we recognized losses of $0.7 million and $0.5 million, respectively, for securities deemed to have other-than-temporary impairments.

Summarized below are the securities we held at November 30, 2011 and May 31, 2011 that were in an unrealized loss position and that were included in accumulated other comprehensive income, aggregated by the length of time the investments had been in that position:

	November 30, 2011		May 31, 2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Total investments with unrealized losses	$40,559	$(2,743)	$21,612	$(1,518)
Unrealized losses with a loss position for less than 12 months	40,508	(2,713)	19,721	(1,301)
Unrealized losses with a loss position for more than 12 months	51	(30)	1,891	(217)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. Unrealized losses at November 30, 2011 were generally related to the volatility in valuations over the last several months for a portion of our portfolio of investments in marketable securities. The unrealized losses, which totaled $2.7 million as of November 30, 2011, generally relate to investments whose fair values at November 30, 2011 were less than 15% below their original cost or have been in a loss position for less than six consecutive months. If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net carrying values of debt securities at November 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due:
Less than one year	$3,667	$3,641
One year through five years	12,244	12,474
Six years through ten years	1,126	1,229
After ten years	2,716	3,094

	$19,753	$20,438

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at November 30, 2011
U.S. Treasury and other government	$—	$17,189	$—	$17,189
Foreign bonds		36		36
Mortgage-backed securities		342		342
Corporate bonds		2,871		2,871
Stocks — foreign	1,214			1,214
Stocks — domestic	25,481			25,481
Mutual funds — foreign		15,289		15,289
Mutual funds — domestic		37,387		37,387
Cross-currency swap		(14,042)		(14,042)

Total	$26,695	$59,072	$—	$85,767

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2011
U.S. Treasury and other government	$—	$26,480	$—	$26,480
Mortgage-backed securities		532		532
Corporate bonds		3,029		3,029
Stocks — foreign	37,549			37,549
Stocks — domestic	31,849			31,849
Mutual funds — foreign		18,413		18,413
Mutual funds — domestic		31,791		31,791
Foreign currency forward contract		6,157		6,157
Cross-currency swap		(20,519)		(20,519)

Total	$69,398	$65,883	$—	$135,281

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

Our cross-currency swap is a liability that has a fair value of $14.0 million at November 30, 2011, that was originally designed to fix our interest and principal payments in euros for the life of our unsecured 6.70% senior notes due November 1, 2015, which resulted in an effective euro fixed-rate borrowing of 5.31%. The basis for determining the rates for this swap included three legs at the inception of the agreement: the U.S. dollar (USD) fixed rate to a USD floating rate; the euro floating to euro fixed rate; and the dollar to euro basis fixed rate at inception. Therefore, we essentially exchanged fixed payments denominated in USD for fixed payments denominated in euros, paying fixed euros at 5.31% and receiving fixed USD at 6.70%. The ultimate payments are

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the notional principal amounts of 150 million USD and approximately 125 million euros. There will be an exchange of the notional amounts at maturity. The rates included in this swap are based upon observable market data, but are not quoted market prices, and therefore, the cross-currency swap is considered a Level 2 liability on the fair value hierarchy. Additionally, this cross-currency swap has been designated as a hedging instrument, and is classified as other long-term liabilities in our Consolidated Balance Sheets.

Our foreign currency forward contract, which had a fair value of $6.2 million at May 31, 2011, matured on November 23, 2011. There was an exchange of notional amounts at maturity, which resulted in a gain of $0.5 million, which was partially offset by the change in exchange rates associated with the related intercompany foreign currency denominated loans. On November 23, 2011, a new foreign currency forward contract was established with terms similar to the previous contract, with a new maturity date of March 30, 2012. The new foreign currency forward contract had a fair value of approximately $12,000 at November 30, 2011, and is classified in prepaid expenses and other current assets on our Consolidated Balance Sheets. This new foreign currency forward contract, which has not been designated as a hedge, was designed to reduce our exposure to the changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows. Upon inception of the contract, we purchased 90.3 million USD and sold approximately 59.9 million euros and approximately 6.1 million pounds sterling. Changes in the USD/euro exchange rate and in the USD/pound sterling exchange rate will either increase or decrease our USD functional currency earnings, and will be reflected in selling, general and administrative expenses on our Consolidated Statements of Income. The foreign exchange rates included in this forward contract are based upon observable market data, but are not quoted market prices, and therefore, the forward currency forward contract is considered a Level 2 liability on the fair value hierarchy.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At November 30, 2011 and May 31, 2011, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of November 30, 2011 and May 31, 2011 are as follows:

	At November 30, 2011
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$300,955	$300,955
Marketable equity securities	79,371	79,371
Marketable debt securities	20,438	20,438
Long-term debt, including current portion	1,094,404	1,177,747

	At May 31, 2011
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$435,011	$435,011
Marketable equity securities	119,602	119,602
Marketable debt securities	30,041	30,041
Long-term debt, including current portion	1,108,853	1,203,016

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

On May 31, 2010, Bondex and its parent, SPHC, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. SPHC is the parent company of Bondex and is also the parent company for various operating companies that are not part of the reorganization filing, including Chemical Specialties Manufacturing Corp.; Day-Glo Color Corp.; Dryvit Holdings, Inc.; Guardian Protection Products Inc.; Kop-Coat Inc.; TCI, Inc. and RPM Wood Finishes Group, Inc. SPHC and Bondex (the “filing entities”) took this action to permanently and comprehensively resolve all pending and future asbestos-related liability claims associated with Bondex and SPHC-related products. As a result of the filing, all Bondex and SPHC asbestos personal injury lawsuits have been stayed due to the imposition of an automatic stay applicable in bankruptcy cases. In addition, at the request of SPHC and Bondex, the Bankruptcy Court has entered orders staying all claims against RPM International Inc. and its affiliates that are derivative of the asbestos claims against SPHC and Bondex, with the exception of the cases referenced in Note 2 with respect to which the stay was lifted. Through the Chapter 11 proceedings, the filing entities intend ultimately to establish a trust in accordance with section 524(g) of the Bankruptcy Code and seek the imposition of a channeling injunction that will direct all future SPHC-related and Bondex-related claims to the trust. It is anticipated that the trust will compensate claims at appropriate values established by the trust documents and approved by the bankruptcy court. At this time, it is not possible to predict how long the proceedings will last, the form of any ultimate resolution or when an ultimate resolution might occur.

Prior to the bankruptcy filing, the filing entities had engaged in a strategy of litigating asbestos-related products liability claims brought against them. Claims paid during the year ended May 31, 2010, prior to the bankruptcy filing, were $92.6 million, which included defense-related payments during the year of $42.6 million. No claims have been paid since the bankruptcy filing and, with the exception of the potential payments described in Note 2, it is not contemplated that any claims will be paid until a plan of reorganization is confirmed and an asbestos trust is established and operating.

Insurance Coverage Litigation — During calendar year 2003, the filing entities’ third-party insurers claimed exhaustion of coverage. On July 3, 2003, certain of our subsidiaries, including the filing entities, filed the case of Bondex International, Inc. et al. v. Hartford Accident and Indemnity Company et al., Case No. 1:03-cv-1322, in the United States District Court for the Northern District of Ohio, for declaratory judgment, breach of contract and bad faith against the named third-party insurers, challenging their assertion that their policies covering asbestos-related claims had been exhausted. On December 1, 2008, the trial court denied the plaintiffs’ motions for partial summary judgment and granted the defendants’ motions for summary judgment against plaintiffs, including the filing entities, and entered judgment on all remaining claims and counterclaims, and dismissed the action. Plaintiffs, including the filing entities, appealed the trial court’s decision to the U.S. Court of Appeals for the Sixth Circuit. The Sixth Circuit affirmed the trial court decision on alternative grounds. Following that ruling, Bondex filed a motion with the Sixth Circuit for reconsideration. Its motion was denied. Bondex has exhausted its rights of appeal. Bondex did not include any potential benefits from the insurance coverage litigation in calculating its asbestos liability. RPM International Inc. was not a party to this insurance litigation.

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

We also offer warranty programs at several of our industrial businesses and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received, which are not currently estimable due to the significant number of variables contributing to the extent of any necessary remediation. While our warranty liability represents our best estimate at November 30, 2011, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table includes the changes in our accrued warranty balances:

	Quarter Ended November 30,		Six Months Ended November 30,
(In thousands)	2011	2010	2011	2010
Beginning Balance	$16,965	$15,940	$17,196	$17,602
Deductions (1)	(4,833)	(5,471)	(8,905)	(11,283)
Provision charged to SG&A expense	4,198	5,462	8,039	9,612

Ending Balance	$16,330	$15,931	$16,330	$15,931

(1)	Primarily claims paid during the period.

In addition, like other companies participating in similar lines of business, some of our subsidiaries are involved in several proceedings relating to environmental matters. It is our policy to accrue remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. These liabilities are undiscounted and are not material to our financial statements during the periods presented.

NOTE 8 — INVESTMENT (INCOME) EXPENSE, NET

Investment (income) expense, net, consists of the following components:

	Quarter Ended November 30,		Six Months Ended November 30,
(In thousands)	2011	2010	2011	2010
Interest (income)	$(1,116)	$(1,258)	$(2,233)	$(2,281)
(Gain) loss on sale of marketable securities	(22)	(3,150)	892	(3,866)
Other-than-temporary impairment on securities	341	429	749	485
Dividend (income)	(248)	(330)	(477)	(624)

Investment (income) expense, net	$(1,045)	$(4,309)	$(1,069)	$(6,286)

NOTE 9 — OTHER (INCOME), NET

Other (income), net, consists of the following components:

	Quarter Ended November 30,		Six Months Ended November 30,
(In thousands)	2011	2010	2011	2010
Royalty (income), net	$(425)	$(310)	$(737)	$(631)
Equity in (income) of unconsolidated affiliates	(5,462)	(268)	(5,953)	(548)

Other (income), net	$(5,887)	$(578)	$(6,690)	$(1,179)

Equity in Income of Unconsolidated Affiliates

Beginning with our fiscal year ended May 31, 2007, we began purchasing shares of Kemrock Industries and Exports Limited (“Kemrock”) common stock. Kemrock is one of India’s leading manufacturers of high performance reinforced polymer composites, and is also part of a strategic alliance with certain of our subsidiaries for licensed manufacturing and supply of moulded and pultruded gratings. By May 31, 2011, we had

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired a total of approximately 3.2 million shares of Kemrock common stock, for an accumulated cost approximating $24.2 million, which represented approximately 18% of Kemrock’s outstanding shares at that time. Our investment in Kemrock common stock had been classified in other noncurrent assets on our balance sheet and included with available-for-sale securities, which are carried at fair value based on quoted market prices.

In September 2011, we purchased approximately 870,000 additional shares of Kemrock common stock, which increased our ownership to 23% of Kemrock’s outstanding shares. Due to the presumption under GAAP that an entity with an ownership percentage greater than 20% has significant influence, and no other factors would refute that presumption, we changed our accounting for this investment to the equity method. Due to timing differences in our fiscal reporting periods, we record our share of Kemrock’s financial activity on a two-month lag.

In accordance with the equity method of accounting, increases in ownership which result in a change to the equity method of accounting generally require retroactive recognition of an investor’s share of earnings and losses in prior periods. We evaluated the impact of retroactively reflecting our investment in Kemrock and determined that due to the relative insignificance of our share of earnings and losses for Kemrock in prior periods, both quantitatively and qualitatively, the impact of the adjustments was not material to our financial statements for any previously reported fiscal period, nor is the cumulative effect material to the current fiscal year. Therefore, we recorded a total of $5.2 million of net earnings during our current fiscal quarter ending November 30, 2011, of which approximately $4.6 million relate to prior periods. These amounts are reflected in other (income), net in our income statement.

Further adjustments will be made to our investment over time in order to recognize our share of Kemrock’s earnings as they occur, rather than as dividends or other distributions are received. Any changes in our proportionate share of the underlying equity of Kemrock, which could result from their issuance of additional equity securities, are recognized as increases or decreases in shareholders’ equity, net of any related tax effects.

Our investment in Kemrock is reported in our balance sheet at its adjusted carrying value and classified as a noncurrent asset. Our investment in Kemrock had a carrying value of $34.6 million at November 30, 2011 and a fair market value of $35.8 million at May 31, 2011.

NOTE 10 — INCOME TAXES

The effective income tax rate was 29.2% for the three months ended November 30, 2011 compared to an effective income tax rate of 30.8% for the three months ended November 30, 2010. The effective income tax rate was 29.6% for the six months ended November 30, 2011 compared to an effective income tax rate of 30.6% for the same period a year ago.

For the three and six months ended November 30, 2011 and November 30, 2010, respectively, the effective tax rate differed from the federal statutory rate principally due to decreases in taxes as a result of the impact of certain foreign operations on our U.S. taxes, the effect of lower income tax rates in certain of our foreign jurisdictions, the domestic manufacturing deduction and the research tax credit. These decreases in taxes were partially offset by state and local income taxes, non-deductible business operating expenses and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards. Additionally, for the six months ended November 30, 2011, a decrease in the effective income tax rate resulted from net adjustments to reserves for tax contingencies, including interest thereon.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the six months ended November 30, 2011 we settled the U.S. federal income tax examination for fiscal years 2007 and 2008. As a result, our reserve for unrecognized tax benefits, including net interest and penalties, was reduced by approximately $1.4 million. Additionally, we are evaluating proposed tax assessments received from non-U.S. jurisdictions. Although we do not anticipate that the final resolution of these matters would be material to our financial statements, it is possible that additional payments totaling approximately $1.2 million could be made during fiscal 2012. Accordingly, the potential payments of these uncertain tax benefits have been classified as current liabilities.

As of November 30, 2011, we had unrecognized tax benefits of approximately $4.3 million, of which approximately $3.4 million would impact the effective tax rate, if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At November 30, 2011, the accrual for interest and penalties totaled approximately $1.5 million. We do not anticipate any other significant changes to the total unrecognized tax benefits within the next 12 months that would impact the effective tax rate.

We, or our subsidiaries, file income tax returns in the U.S. and in various state, local and foreign jurisdictions. As of November 30, 2011 we are subject to U.S. federal income tax examinations for the fiscal years 2008 through 2011. In addition, with limited exceptions, we, or our subsidiaries, are generally subject to state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2004 through 2011. Although it is possible that certain tax examinations could be resolved during the next 12 months, the timing and outcomes are uncertain.

As of November 30, 2011, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at November 30, 2011 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — PENSION AND POSTRETIREMENT HEALTH CARE BENEFITS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and six month periods ended November 30, 2011 and 2010:

Pension Benefits	U.S. Plans		Non-U.S. Plans
	Quarter Ended November 30,		Quarter Ended November 30,
(In thousands)	2011	2010	2011	2010
Service cost	$4,976	$4,240	$966	$831
Interest cost	3,827	3,435	2,041	1,783
Expected return on plan assets	(4,354)	(3,140)	(2,037)	(1,656)
Amortization of:
Prior service cost	88	89	3	2
Net actuarial losses recognized	2,128	1,979	559	585

Net Periodic Benefit Cost	$6,665	$6,603	$1,532	$1,545

Postretirement Benefits	U.S. Plans		Non-U.S. Plans
	Quarter Ended November 30,		Quarter Ended November 30,
(In thousands)	2011	2010	2011	2010
Service cost	$—	$1	$192	$170
Interest cost	104	110	249	213
Amortization of:
Prior service cost	(21)	(22)
Net actuarial (gains) losses recognized	(15)	(47)	19	20

Net Periodic Benefit Cost	$68	$42	$460	$403

Pension Benefits	U.S. Plans		Non-U.S. Plans
	Six Months Ended November 30,		Six Months Ended November 30,
(In thousands)	2011	2010	2011	2010
Service cost	$9,953	$8,479	$1,931	$1,661
Interest cost	7,654	6,869	4,081	3,565
Expected return on plan assets	(8,708)	(6,279)	(4,073)	(3,311)
Amortization of:
Prior service cost	176	179	6	5
Net actuarial losses recognized	4,255	3,959	1,119	1,170

Net Periodic Benefit Cost	$13,330	$13,207	$3,064	$3,090

Postretirement Benefits	U.S. Plans		Non-U.S. Plans
	Six Months Ended November 30,		Six Months Ended November 30,
(In thousands)	2011	2010	2011	2010
Service cost	$—	$2	$384	$339
Interest cost	208	220	499	426
Amortization of:
Prior service cost	(43)	(43)
Net actuarial (gains) losses recognized	(29)	(95)	37	41

Net Periodic Benefit Cost	$136	$84	$920	$806

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We previously disclosed in our financial statements for the fiscal year ended May 31, 2011 that we expected to contribute approximately $5.2 million to our retirement plans in the U.S. and approximately $8.0 million to plans outside the U.S. during the current fiscal year. As of November 30, 2011, we expect to contribute an additional $7.5 million to the Retirement Plans in the U.S., for a total of $12.7 million.

NOTE 12 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method, for the six months ended November 30, 2011 and 2010.

	Quarter Ended November 30,		Six Months Ended November 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$49,931	$48,791	$126,742	$117,787
Less: Allocation of earnings and dividends to participating securities	(979)	(830)	(2,297)	(1,712)

Net income available to common shareholders — basic	48,952	47,961	124,445	116,075
Add: Undistributed earnings reallocated to unvested shareholders	2	2	5	4

Net income available to common shareholders — diluted	$48,954	$47,963	$124,450	$116,079

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,986	127,012	128,048	127,491
Average diluted options	446	658	489	559

Total shares for diluted earnings per share (1), (2)	128,432	127,670	128,537	128,050

Earnings Per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.38	$0.38	$0.97	$0.91

Diluted Earnings Per Share of Common Stock (1), (2)	$0.38	$0.38	$0.97	$0.91

(1)	For the quarters ended November 30, 2011 and 2010, approximately 2,722,000 and 2,197,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted earnings per share, as the effect would have been anti-dilutive.
(2)	For the six month periods ended November 30, 2011 and 2010, approximately 2,522,000 and 1,867,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted earnings per share, as the effect would have been anti-dilutive.

NOTE 13 — SEGMENT INFORMATION

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

	Quarter Ended		Six Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(In thousands)
Net Sales
Industrial Segment	$641,538	$582,508	$1,308,554	$1,184,822
Consumer Segment	274,547	243,835	593,449	536,331

Consolidated	$916,085	$826,343	$1,902,003	$1,721,153

Income (Loss) Before Income Taxes
Industrial Segment	$77,224	$67,672	$168,770	$150,151
Consumer Segment	26,753	27,352	78,265	76,379
Corporate/Other	(27,807)	(17,756)	(52,161)	(41,322)

Consolidated	$76,170	$77,268	$194,874	$185,208

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	November 30, 2011	May 31, 2011
Identifiable Assets
Industrial Segment	$2,182,851	$1,992,143
Consumer Segment	1,141,911	1,195,849
Corporate/Other	107,251	327,037

Consolidated	$3,432,013	$3,515,029

NOTE 14 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the six months ended November 30, 2011, we repurchased 164,773 shares of our common stock at a cost of approximately $3.0 million under this program.

NOTE 15 — EQUITY

The following tables illustrate the components of total equity and comprehensive income for the quarters ended November 30, 2011 and 2010:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at August 31, 2011	$1,304,339	$131,398	$1,435,737
Net income	49,931	3,988	53,919
Other Comprehensive Income:
Foreign currency translation adjustments	(60,471)	(3,842)	(64,313)
Pension and other postretirement benefit liability adjustments, net of tax	2,799	382	3,181
Unrealized gain (loss) on securities, net of tax	(9,323)	1,604	(7,719)
Unrealized gain on derivatives, net of tax	(2,196)	(597)	(2,793)

Total Other Comprehensive Income, net of tax	(69,191)	(2,453)	(71,644)

Comprehensive Income	(19,260)	1,535	(17,725)

Dividends paid	(28,196)		(28,196)
Other noncontrolling interest activity	(1,603)		(1,603)
Shares repurchased	(2,802)		(2,802)
Stock option exercises, net	1,975		1,975
Stock based compensation expense	3,567		3,567
Restricted awards, net	(2,926)		(2,926)

Total Equity at November 30, 2011	$1,255,094	$132,933	$1,388,027

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at August 31, 2010	$1,141,637	$95,242	$1,236,879
Net income	48,791	4,712	53,503
Other Comprehensive Income:
Foreign currency translation adjustments	21,144	(1,098)	20,046
Pension and other postretirement benefit liability adjustments, net of tax	1,644	(130)	1,514
Unrealized gain (loss) on securities, net of tax	4,616	(2,076)	2,540
Unrealized gain on derivatives, net of tax	783	213	996

Total Other Comprehensive Income, net of tax	28,187	(3,091)	25,096

Comprehensive Income	76,978	1,621	78,599

Dividends paid	(27,282)		(27,282)
Other noncontrolling interest activity	2,076		2,076
Shares repurchased	(9,388)		(9,388)
Stock option exercises, net	2,184		2,184
Stock based compensation expense	540		540
Restricted awards, net	673		673

Total Equity at November 30, 2010	$1,187,418	$96,863	$1,284,281

The following tables illustrate the components of total equity and comprehensive income for the six months ended November 30, 2011 and 2010:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2011	$1,263,164	$124,204	$1,387,368
Net income	126,742	10,517	137,259
Other Comprehensive Income:
Foreign currency translation adjustments	(69,904)	(3,513)	(73,417)
Pension and other postretirement benefit liability adjustments, net of tax	4,840	559	5,399
Unrealized gain (loss) on securities, net of tax	(12,966)	1,994	(10,972)
Unrealized gain on derivatives, net of tax	(3,044)	(828)	(3,872)

Total Other Comprehensive Income, net of tax	(81,074)	(1,788)	(82,862)

Comprehensive Income	45,668	8,729	54,397

Dividends paid	(55,620)		(55,620)
Other	(1,993)		(1,993)
Shares repurchased	(3,008)		(3,008)
Stock option exercises, net	3,181		3,181
Stock based compensation expense	6,692		6,692
Restricted awards, net	(2,990)		(2,990)

Total Equity at November 30, 2011	$1,255,094	$132,933	$1,388,027

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2010	$1,079,473	$81,768	$1,161,241
Net income	117,787	10,710	128,497
Other Comprehensive Income:
Foreign currency translation adjustments	40,417	4,985	45,402
Pension and other postretirement benefit liability adjustments, net of tax	2,235	(85)	2,150
Unrealized gain (loss) on securities, net of tax	9,571	(1,337)	8,234
Unrealized gain on derivatives, net of tax	3,021	822	3,843

Total Other Comprehensive Income, net of tax	55,244	4,385	59,629

Comprehensive Income	173,031	15,095	188,126

Dividends paid	(53,911)		(53,911)
Other noncontrolling interest activity	1,088		1,088
Shares repurchased	(17,948)		(17,948)
Stock option exercises, net	2,614		2,614
Stock based compensation expense	6,027		6,027
Restricted awards, net	(2,956)		(2,956)

Total Equity at November 30, 2010	$1,187,418	$96,863	$1,284,281

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

	Quarter Ended		Six Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(In thousands)
Net Sales
Industrial Segment	$641,538	$582,508	$1,308,554	$1,184,822
Consumer Segment	274,547	243,835	593,449	536,331

Consolidated	$916,085	$826,343	$1,902,003	$1,721,153

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$77,224	$67,672	$168,770	$150,151
Interest (Expense), Net	(1,065)	(1,008)	(1,982)	(1,869)

EBIT (b)	$78,289	$68,680	$170,752	$152,020

Consumer Segment
Income Before Income Taxes (a)	$26,753	$27,352	$78,265	$76,379
Interest (Expense), Net	(21)	20	15	30

EBIT (b)	$26,774	$27,332	$78,250	$76,349

Corporate/Other
(Expense) Before Income Taxes (a)	$(27,807)	$(17,756)	$(52,161)	$(41,322)
Interest (Expense), Net	(15,778)	(11,171)	(32,679)	(24,385)

EBIT (b)	$(12,029)	$(6,585)	$(19,482)	$(16,937)

Consolidated
Income (Loss) Before Income Taxes (a)	$76,170	$77,268	$194,874	$185,208
Interest (Expense), Net	(16,864)	(12,159)	(34,646)	(26,224)

EBIT (b)	$93,034	$89,427	$229,520	$211,432

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles in the U.S. (“GAAP”), to EBIT.

(b)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2011

Net Sales

On a consolidated basis, net sales of $916.1 million for the second quarter ended November 30, 2011 improved by 10.9%, or $89.8 million, from net sales of $826.3 million during the same period last year. The increase in net sales for the second quarter of fiscal 2012 versus the same period last year reflects organic growth of 7.9%, or $65.2 million, including volume-related improvements of approximately 5.1%, or $41.8 million, an overall favorable change in pricing representing 2.9% of the prior period sales, or $24.5 million, offset slightly by net unfavorable foreign exchange rates year-over-year, amounting to $1.0 million. These favorable pricing initiatives, including those across both of our reportable segments, were instituted primarily in order to offset the escalating costs of many of our raw materials. Foreign exchange gains resulting from the dollar’s performance versus the euro, and also against Canadian and Asia Pacific currencies, were more than offset by losses generated from the dollar’s performance against the Latin American and other currencies around the world during the current quarter. Six small acquisitions, net of a divestiture of a small product line over the past year, provided 3.0% of sales growth this quarter over last year’s second quarter net sales, or $24.5 million.

Industrial segment net sales, which comprised 70.0% of the current quarter’s consolidated net sales, totaled $641.5 million, an increase of 10.1% from $582.5 million during last year’s second quarter. The industrial segment’s current quarter net sales increase reflects organic growth of 5.9%, or $34.8 million, including volume-related improvements of approximately 3.2% and favorable pricing versus industrial segment net sales for the same period a year ago of approximately 2.9%, offset partially by 0.2% from net unfavorable foreign exchange differences versus the net sales for the same period a year ago. Five small acquisitions provided 4.2% growth over the prior year’s second quarter. The pure unit organic sales growth in the industrial segment resulted from general improvement in the overall economy, which impacted many of our industrial product lines, including corrosion control coatings, fiberglass reinforced plastic structures, and polymer flooring, particularly in Europe and Canada. We continue to secure new business through strong brand offerings, new product innovations and international expansion.

Consumer segment net sales of $274.6 million comprised 30.0% of the current quarter’s consolidated net sales and improved by 12.6% versus the consumer segment’s prior year second quarter net sales of $243.8 million. The acquisition of a product line outweighed the divestiture of one small product line, favorably impacting the consumer segment’s second quarter net sales performance by 0.1% versus net sales from the prior year period, while unit volume improved by approximately 9.5%. Changes in pricing versus the prior year period favorably impacted the consumer segment’s current quarter net sales by 3.0%. Our consumer segment continues to increase market penetration at major retail accounts with various new product launches and broader channel penetration, while also maintaining a focus on our existing repair and maintenance oriented products.

Gross Profit Margin

Our consolidated gross profit margin declined to 40.3% of net sales for the quarter ended November 30, 2011 from 41.1% of net sales for the same period last year, despite our 5.1% growth in organic sales volume for the current period versus the same period last year. The primary source of the current period decline in gross profit margin was raw material costs, which were higher during the current quarter versus the prior year second quarter.

Selling, General and Administrative Expenses (“SG&A”)

Our consolidated SG&A increased to 30.8% of net sales for the current quarter compared with 30.3% a year ago. The 50 basis points (“bps”) increase in SG&A as a percent of net sales primarily reflects unfavorable increases in employee compensation and benefits expense, professional services expense and distribution expense during the current quarter versus last year’s second quarter, offset partially by the overall favorable impact of the 7.9% growth in organic sales during the current quarter versus net sales for the same period a year ago, combined with favorable declines in bad debt, warranty and insurance expense during this year’s second quarter versus the same period a year ago.

Our industrial segment SG&A was approximately $19.2 million higher during the current quarter versus the same period last year, but was essentially flat as a percentage of net sales for the current quarter versus the same period last year. The industrial segment’s current quarter SG&A margin reflects the impact of higher compensation expense, including commissions on sales resulting from the current quarter growth in organic sales, and higher professional services fees and distribution expense during the current quarter versus the same period a year ago. Offsetting those items was the combination of lower warranty expense, lower bad debt expense and overall lower discretionary spending during the current quarter versus the same period a year ago.

Our consumer segment SG&A was approximately $6.6 million higher during the current quarter versus the same period last year, but improved as a percentage of net sales for the current quarter compared with the same period a year ago. Reflected in the consumer segment’s improved SG&A margin this quarter is the impact of its 12.5% growth in organic sales, as discussed above, offset by higher employee-related compensation expense, increased advertising expense and higher distribution expenses incurred during the current quarter versus the same period a year ago.

SG&A expenses in our corporate/other category increased during the current quarter to $12.0 million from $6.6 million during the corresponding period last year. This $5.4 million increase reflects the current quarter recognition of higher acquisition expense, totaling approximately $3.0 million, versus the prior period. Also reflected in the increased expense during the current year period is the combination of unfavorable transactional foreign exchange and the impact of prior year insurance recoveries, which did not recur. Partially offsetting those higher expenses was the combination of lower employee-related compensation and benefit expense and lower insurance and professional services fees incurred during the current quarter compared with the same period last year.

We recorded total net periodic pension and postretirement benefit costs of $8.7 million and $8.6 million for the quarters ended November 30, 2011 and 2010, respectively. Increased service and interest cost of $1.6 million was offset by $1.6 million for a higher expected return on plan assets during the current quarter versus the same period a year ago. There was approximately $0.1 million in net actuarial gains recognized during the current quarter versus the same period a year ago. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note 11, “Pension and Postretirement Health Care Benefits,” for additional information regarding these benefits.

Other (Income), Net

Other income for this year’s second quarter of $5.9 million compares with other income of $0.6 million during the prior year second quarter. The majority of the balance, approximating $5.8 million and $0.5 million for the quarters ended November 30, 2011 and 2010, respectively, is recorded by our industrial segment. The remaining balance is recorded by our consumer segment.

Other income includes royalty income of $0.4 million and $0.3 million for the quarters ended November 30, 2011 and 2010, respectively. Also included is our equity in earnings of unconsolidated affiliates totaling approximately $5.5 million and $0.3 million for each of the quarters ended November 30, 2011 and 2010, respectively. Reflected in the current quarter is an adjustment for our change in accounting for our investment in Kemrock from an available for sale security to the equity method. In relation to that change, approximately $4.6 million of net earnings was recorded during our current quarter ended November 30, 2011, which relate to prior periods.

Interest Expense

Interest expense was $17.9 million for the second quarter of fiscal 2012 versus $16.4 million for the same period of fiscal 2011. Additional borrowings for acquisitions incurred during the current quarter versus the same period last year increased interest expense this quarter by approximately $1.4 million versus last year’s second quarter, while lower average borrowings year-over-year decreased interest expense by approximately $0.8 million. Higher interest rates, which averaged 6.29% overall for the second quarter of fiscal 2012 compared with 6.10% for the same period of fiscal 2011, increased interest expense by approximately $0.9 million versus last year’s second quarter.

Investment Expense (Income), Net

Net investment income of $1.0 million during the second quarter of fiscal 2012 compares to net investment income of $4.3 million during the second quarter of fiscal 2011. Net realized gains and losses on the sales of investments completely offset each other for the quarter ended November 30, 2011 while there was a net gain of approximately $3.2 million for the same period during fiscal 2011, resulting from the timing of sales of securities. Dividend and interest income totaling $1.3 million during the current quarter compares with $1.5 million of income during the same period last year. Impairments recognized on securities that management has determined had other-than-temporary declines in value during the current quarter approximated $0.3 million, compared with $0.4 million in losses recognized during the same period last year.

Income Before Income Taxes (“IBT”)

Our consolidated pretax income for this year’s second quarter of $76.1 million compares with last year’s second quarter pretax income of $77.3 million, for a profit margin on net sales of 8.3% this quarter versus 9.4% a year ago.

Our industrial segment had IBT of $77.2 million for a profit margin on net sales of 12.0% for this year’s second quarter versus IBT of $67.7 million for a profit margin on net sales of 11.6% for the same period last year. This reflects the 5.9% growth in organic sales versus net sales for the same period a year ago, combined with the one-time $4.6 million favorable impact of the accounting change for our equity investment in Kemrock and overall lower discretionary spending. Our consumer segment IBT declined to $26.8 million for the second quarter of fiscal 2012, for a profit margin on net sales of 9.7%, from $27.4 million during the second quarter last year, for a profit margin on net sales of 11.2%. While the consumer segment’s growth in organic net sales was approximately 12.5% during the current quarter versus the same period a year ago, the overall decrease in the consumer segment’s IBT as a percentage of its net sales resulted primarily from higher raw material costs, net of higher pricing, in addition to higher distribution expense, increased advertising expense and higher employee-related compensation expense during the current quarter versus last year’s second quarter.

Income Tax Rate

The effective income tax rate was 29.2% for the three months ended November 30, 2011 compared to an effective income tax rate of 30.8% for the three months ended November 30, 2010.

For the three months ended November 30, 2011 and, to a greater extent for the three months ended November 30, 2010, the effective tax rate differed from the federal statutory rate principally due to decreases in taxes as a result of the impact of certain foreign operations on our U.S. taxes and the effect of lower tax rates in certain of our foreign jurisdictions. These decreases in taxes were partially offset by increases in tax as a result of the impact of non-deductible business operating expenses, state and local income taxes and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards.

As of November 30, 2011, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at November 30, 2011 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions.

Net Income

Net income of $53.9 million for the second quarter of fiscal 2012 compares to net income of $53.5 million for the same period last year, for a net margin on sales of 5.9% for the current quarter compared to the prior year period’s 6.5% net margin on sales. During the second quarter of fiscal 2012, we had net income from noncontrolling interests of $4.0 million, versus $4.7 million during the same period a year ago. Net income attributable to RPM International Inc. Stockholders was $49.9 million for the second quarter of fiscal 2012, versus net income of $48.8 million for the same period a year ago, for a margin on net sales of 5.5% for the current quarter compared to the prior period’s 5.9% net margin on sales.

Diluted earnings per share of common stock for this year’s second quarter of $0.38 compares with $0.38 for the same period last year.

Six Months Ended November 30, 2011

Net Sales

On a consolidated basis, net sales of $1.90 billion for the six months ended November 30, 2011 improved 10.5%, or $180.8 million, over net sales of $1.72 billion during the same period last year. The organic growth in sales amounted to 8.6%, or $147.1 million, of the increase in the current period net sales versus net sales for the same period a year ago, which includes volume-related improvements approximating 3.6% or $62.1 million, and the impact of favorable pricing initiatives, approximating 2.9% of the prior period net sales, or $49.7 million. These favorable pricing initiatives, including those across both of our reportable segments, were instituted primarily during prior periods in order to offset the escalating costs of many of our raw materials. Also reflected in the 8.6% growth in organic sales is the impact of favorable foreign exchange rates year-over-year, which amounted to 2.1% of net sales for last year’s six months ended November 30, or $35.3 million. These gains resulted primarily from the weak dollar against the euro, as well as versus the Canadian and Asia Pacific currencies, offset in part by unfavorable adjustments across most other currencies worldwide. Eight small acquisitions, net of a product line divestiture, over the past year provided 1.9% of net sales growth over last year’s six months ended November 30, or $33.7 million.

Industrial segment net sales, which comprised 68.8% of consolidated net sales for this year’s six months ended November 30, totaled $1.31 billion, an increase of 10.4% from $1.18 billion during last year’s six months ended November 30. This increase in the industrial segment’s net sales reflects organic growth of 7.5%, including unit volume growth of approximately 2.3%, favorable pricing of approximately 2.8% and favorable foreign exchange, which approximated 2.4% of the prior period net sales. Seven small acquisitions provided 2.9% of this segment’s current period growth in net sales versus net sales for the prior year’s six months ended November 30.

Consumer segment net sales, which comprised 31.2% of consolidated net sales for this year’s six months ended November 30, totaled $593.4 million, an increase of 10.6% from $536.3 million during last year’s six months ended November 30. The improvement in this segment resulted from organic growth in sales of 10.7%, including growth in unit volume sales approximating 6.5% of the prior period net sales, the impact of current period price increases, approximating 3.1% of the prior period net sales, and the impact of favorable foreign exchange, which amounted to 1.1% of the prior period net sales. One small divestiture more than offset the impact of one product line acquisition over the past year, which had an unfavorable impact of approximately 0.1% on this segment’s net sales during this year’s first six months versus the same period a year ago.

Gross Profit Margin

Our consolidated gross profit margin declined to 40.9% of net sales for the six months ended November 30, 2011 from 41.5% of net sales for the same period last year, despite our 3.6% growth in organic sales volume for the current period versus the same period last year. The primary source of the current period decline in gross profit margin was raw material costs, which were higher during the first six months of the current fiscal year versus the same period last year.

Selling, General and Administrative Expenses (“SG&A”)

Our consolidated SG&A improved to 29.2% of net sales for the six months ended November 30, 2011 compared with 29.3% of net sales for the same period a year ago. The 10 bps decrease in SG&A as a percent of net sales versus the prior period primarily reflects the impact of the 3.6% unit volume growth in net sales. Other favorable reductions in SG&A resulted from reductions of insurance-related expenses, bad debt expense and warranty expense. Partially offsetting those improvements during this year’s first half was the combination of higher compensation and acquisition-related expense, in addition to higher legal and distribution expenses versus the same period a year ago.

Our industrial segment SG&A was approximately $38.0 million higher during the current period versus the same period a year ago, reflecting higher employee compensation and benefit expense, in addition to higher legal and distribution expense for the current period versus the same period a year ago. Partially offsetting those increased expenses was the combination of lower bad debt and warranty expense for the current period versus the same period last year.

Our consumer segment SG&A was approximately $10.6 million higher during the current period versus the same period last year, but improved as a percentage of net sales for this year’s first half compared with the same period a year ago, primarily reflecting the favorable margin impact of the 6.5% growth in organic sales during the current year’s first six months versus the same period last year. Partially offsetting that favorable impact was the combination of increased spending on advertising, including promotional costs, higher employee compensation expense and distribution expense during this year’s six months ended November 30 versus the same period last year.

SG&A expenses in our corporate/other category increased by $2.6 million during this year’s first half to $19.5 million from $16.9 million during the corresponding period last year. This increase reflects the combination of a reimbursement received from an outside service provider in connection with a correction to prior billings during the prior year period, which did not recur, along with higher employee compensation and benefit expenses and higher acquisition-related expense. Partially offsetting those higher expenses was the combination of favorable foreign exchange adjustments and lower insurance expense during the current period versus last year’s six months ended November 30.

We recorded total net periodic pension and postretirement benefit costs of $17.5 million and $17.2 million for the first half of fiscal 2012 and fiscal 2011, respectively. This increased pension expense of $0.3 million was primarily the result of a $3.1 million increase in service and interest cost during the first six months of the current year versus the same period a year ago, combined with $0.3 million of additional net actuarial losses incurred during this year’s first six months versus the same period a year ago. A higher expected return on plan assets had a favorable impact on pension expense of approximately $3.1 million for the current period versus the same period a year ago. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Other (Income), Net

Other income for this year’s first half of $6.7 million compares with other income of $1.2 million during the same period a year ago. The majority of the balance, approximating $6.5 million and $1.1 million for the six month periods ended November 30, 2011 and 2010, respectively, is recorded by our industrial segment. The remaining balance is recorded by our consumer segment.

Other income includes royalty income of $0.7 million and $0.6 million for the six month periods ended November 30, 2011 and 2010, respectively. Also included is our equity in earnings of unconsolidated affiliates totaling approximately $6.0 million and $0.6 million for each of the six month periods ended November 30, 2011 and 2010, respectively. Reflected in the current six month period is an adjustment for our change in accounting for our investment in Kemrock from an available for sale security to the equity method. In relation to that change, approximately $4.6 million of net earnings was recorded during our current quarter ended November 30, 2011, which relate to prior periods.

Interest Expense

Interest expense was $35.7 million for the first half of fiscal 2012 versus $32.5 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first six months by approximately $1.8 million versus last year’s first six months. Higher interest rates, which averaged 6.31% overall for the first half of fiscal 2012 compared with 6.04% for the same period of fiscal 2011, increased interest expense by approximately $2.0 million during the current six-month period versus last year’s first half. Lower average borrowings year-over-year decreased interest expense by approximately $0.6 million.

Investment Expense (Income), Net

Net investment income of $1.1 million during this year’s six months ended November 30, 2011 compares to net investment income of $6.3 million for the same period a year ago. Dividend and interest income totaled $2.7 million during this year’s first six months versus $2.9 million of income during the same period last year. Net realized gains on the sales of investments resulted in a net loss of $0.9 million for this year’s first six months versus a net gain of $3.9 million for the same period during fiscal 2011. Impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.7 million for the six months ended November 30, 2011, versus $0.5 million for the same period a year ago.

IBT

Our consolidated pretax income for this year’s first six months of $194.9 million compares with pretax income of $185.2 million for the same period last year. This results in a pretax profit margin on net sales of 10.2% for the current period versus a pretax profit margin on net sales of 10.8% a year ago.

Our industrial segment had IBT of $168.8 million, for a profit margin on net sales of 12.9%, for this year’s six months ended November 30 versus IBT of $150.2 million, for a profit margin on net sales of 12.7%, for the same period last year. Our consumer segment IBT increased to $78.3 million, or 13.2% of net sales for the period, from last year’s first six months’ result of $76.4 million, or 14.2% of net sales. The decline in IBT as a percent of sales for the consumer segment resulted primarily from the impact of increased raw material costs during the current period versus the same period a year ago.

Income Tax Rate

The effective income tax rate was 29.6% for the first six months of fiscal 2012 compared to an effective income tax rate of 30.6% for the same period a year ago.

For the six months ended November 30, 2011 and, to a greater extent for the six months ended November 30, 2010, the effective tax rate differed from the federal statutory rate principally due to decreases in taxes as a result of the impact of certain foreign operations on our U.S. taxes and the effect of lower tax rates in certain of our foreign jurisdictions. These decreases in taxes were partially offset by increases in tax as a result of the impact of non-deductible business operating expenses, state and local income taxes and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards. Additionally, for the six months ended November 30, 2011, a decrease in the effective income tax rate resulted from net adjustments to reserves for tax contingencies, including interest thereon.

As described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended November 30, 2011, there is uncertainty as to whether we will be able to recognize certain deferred tax assets. Refer to the section captioned, “Three Months Ended November 30, 2011 — Income Tax Rate,” for further information.

Net Income

Net income of $137.3 million for the first six months of fiscal 2012 compares to $128.5 million for the same period last year. This results in a net margin on sales of 7.2% for this year’s six months ended November 30 compared to the prior year period’s 7.5% net margin on sales. The slight decline in this net margin year-over-year primarily resulted from the benefit of our overall 8.6% growth in organic sales during the current period versus net sales for the same period last year, offset by higher raw material costs and higher employee compensation, distribution and acquisition-related expense during the current period versus the same period a year ago. During the six months ended November 30, 2011, we had net income from noncontrolling interests of $10.6 million versus $10.7 million during the same period a year ago. Net income attributable to RPM International Inc. Stockholders was $126.7 million for the six months ended November 30, 2011, versus $117.8 million for the same period a year ago, for a margin on net sales of 6.7% for the current year-to-date period compared to the prior period’s 6.8% net margin on sales.

Diluted earnings per share of common stock for this year’s six months ended November 30 of $0.97 compares with $0.91 a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Operating activities provided cash flow of $110.0 million for the first six months of fiscal 2012 compared with $183.1 million during the same period a year ago, resulting in a net decrease in cash of $73.1 million during the current six month period versus the same period a year ago.

The net change in cash from operations includes the change in net income, which increased by $8.8 million during this year’s first six months versus the same period last year; items adjusting net income for non-cash expenses and income, which decreased cash flows by an approximate $11.2 million during this year’s first six months versus the same period last year; and changes in working capital accounts and all other accruals, which decreased cash flows by $70.7 million during the current period versus the same period last year.

The period decrease in accounts receivable since May 31, 2011 represents a cash inflow of $76.9 million versus the $66.4 million of cash provided by accounts receivable during the first half of fiscal 2011, or approximately $10.5 million more cash provided year-over-year. This resulted from the timing of sales and collections on accounts receivable. Days sales outstanding at November 30, 2011 increased to 61.6 days from 58.7 days sales outstanding at November 30, 2010.

Inventory balances required the use of $24.7 million of cash during the current six month period, compared with a use of cash of $44.9 million during the same period last year, or $20.2 million less cash used year-over-year. Days of inventory outstanding at November 30, 2011 increased to 84.0 days from 80.2 days of inventory outstanding at November 30, 2010.

The current year change in accounts payable used $18.4 million more cash during the current year’s first six month period compared to the same period last year, resulting from a change in the timing of certain payments during the current period versus the same period a year ago. Accrued compensation and benefits used approximately $15.0 million more cash versus the prior year’s first half as there were higher bonus payments made during the current year’s first quarter versus the same period a year ago. Other accruals, including those for other short-term and long-term items and changes in accrued loss reserves, used $63.2 million more cash versus the same period last year, due to changes in the timing of such payments. Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity and enhance our administration capabilities. Capital expenditures of $18.4 million during the current year’s first six months compare with depreciation of $25.9 million. We expect capital spending to begin to exceed depreciation expense during fiscal 2012. At our current capacity, we believe there is adequate production capacity to meet our needs based on anticipated growth rates. Any additional capital expenditures made over the next few years likely will relate primarily to maintenance of existing facilities, certain capacity upgrades, and additional expenditures relating to new products and technology. Not reflected in our capital expenditures is the capacity added through our recent acquisitions of product lines and businesses, which totaled approximately $10.6 million during the first half of fiscal 2012. We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our anticipated slight increase in future capital spending levels, will enable us to meet increased demand during the current fiscal year.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At November 30, 2011, the fair value of our investments in marketable securities totaled $99.8 million, of which investments with a fair value of $40.6 million were in an unrealized loss position. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. At May 31, 2011, the fair value of our investments in marketable securities, including $35.8 million in securities held outside of our captives’ investments, totaled $149.6 million, of which investments with a fair value of $21.6 million were in an unrealized loss position. Total pretax unrealized losses recorded in accumulated other comprehensive income at November 30, 2011 and May 31, 2011 were $2.7 million and $1.5 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at November 30, 2011 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at November 30, 2011 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

Financing Activities

As a result of the SPHC bankruptcy filing, our access to the cash flows of SPHC and its subsidiaries has been restricted. However, the bankruptcy filing has not resulted in any reductions in our credit ratings by Moody’s Investor Service, Standard & Poors or Fitch Ratings. Therefore, we feel this has not adversely impacted our ability to gain access to capital.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $803.9 million at November 30, 2011. Our debt-to-capital ratio was 46.6% at November 30, 2011, compared with 46.7% at May 31, 2011.

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

On May 27, 2011 we issued and sold an additional $150.0 million aggregate principal amount of the Notes. The offering was priced at 108.09% of the $150.0 million principal amount of Notes, together with accrued interest to, but excluding the closing date, and at that price the Notes have a yield to maturity of 4.934%. A portion of the net proceeds of $162.1 million has been used for general corporate purposes, including working capital and acquisitions of complementary businesses or other assets.

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

As of November 30, 2011, we were in compliance with all covenants contained in our New Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 46.8%, while our interest coverage ratio was 7.05 to 1.

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

The following table summarizes our financial obligations and their expected maturities at November 30, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total Contractual Payment Stream	Payments Due In
		2012	2013-14	2015-16	After 2016
	(In thousands)
Long-term debt obligations	$1,094,404	$1,950	$203,056	$179,024	$710,374
Capital lease obligations	2,406	586	1,120	700
Operating lease obligations	132,585	28,176	38,533	27,323	38,553
Other long-term liabilities (1):
Interest payments on long-term debt obligations	386,812	65,244	111,738	96,557	113,273
Contributions to pension and postretirement plans (2)	286,500	21,800	68,200	64,200	132,300

Total	$1,902,707	$117,756	$422,647	$367,804	$994,500

(1)	Excluded from other long-term liabilities is our liability for unrecognized tax benefits, which totaled $4.8 million at November 30, 2011. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume the required minimum contribution will be contributed.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings, other than the minimum operating lease commitments included in the above Contractual Obligations table. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in, or relationships with, any special purpose entities that are not reflected in our financial statements. At the end of fiscal 2010, we deconsolidated our wholly owned subsidiary, SPHC, and its subsidiaries, from our balance sheet and eliminated the results of SPHC’s operations from our operations beginning on May 31, 2010. We account for our investment in SPHC, which had no value at November 30, 2011 and May 31, 2011, under the cost method (refer to Note 2 to the Consolidated Financial Statements).

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non- currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) risks related to the adequacy of our contingent liability reserves; (j) risks and uncertainties associated with the SPHC bankruptcy proceedings; and (k) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2011, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2011 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the second quarter of fiscal 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
September 1, 2011 through September 30, 2011	120,410	$18.17	120,410	—
October 1, 2011 through October 31, 2011	172,659	$20.41	33,323	—
November 1, 2011 through November 30, 2011	771	$22.70	—	—

Total — Second Quarter	293,840	$19.50	153,733	—

(1)	A total of 140,107 shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.’s Amended and Restated 2004 Omnibus Equity and Incentive Plan, the 2003 Restricted Plan for Directors and the 2007 Restricted Stock Plan.
(2)	Refer to Note 14 of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer. (x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer. (x)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Robert L. Matejka
Robert L. Matejka
Senior Vice President and Chief Financial Officer

Dated: January 5, 2012