Form 10-Q
period 2012-02-29
RPM INTERNATIONAL INC/DE/
filed 2012-04-05
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012,

or

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

As of April 2, 2012

131,523,014 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 29, 2012	May 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$272,178	$435,011
Trade accounts receivable (less allowances of $27,381 and $27,597, respectively)	613,399	712,863
Inventories	517,172	463,120
Deferred income taxes	16,438	17,764
Prepaid expenses and other current assets	265,245	239,212

Total current assets	1,684,432	1,867,970

Property, Plant and Equipment, at Cost	1,044,980	998,245
Allowance for depreciation and amortization	(642,199)	(608,218)

Property, plant and equipment, net	402,781	390,027

Other Assets
Goodwill	869,557	831,489
Other intangible assets, net of amortization	349,533	312,867
Other	107,782	112,676

Total other assets	1,326,872	1,257,032

Total Assets	$3,414,085	$3,515,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$287,363	$358,790
Current portion of long-term debt	3,238	2,549
Accrued compensation and benefits	133,427	156,981
Accrued loss reserves	52,200	57,645
Other accrued liabilities	147,080	159,324

Total current liabilities	623,308	735,289

Long-Term Liabilities
Long-term debt, less current maturities	1,099,460	1,106,304
Other long-term liabilities	218,740	224,026
Deferred income taxes	73,373	62,042

Total long-term liabilities	1,391,573	1,392,372

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01; authorized 300,000 shares; issued 135,656 and outstanding 131,488 as of February 2012; issued 134,406 and outstanding 130,580 as of May 2011	1,315	1,306
Paid-in capital	750,386	735,245
Treasury stock, at cost	(69,068)	(62,495)
Accumulated other comprehensive (loss) income	(46,965)	6,073
Retained earnings	632,530	583,035

Total RPM International Inc. stockholders’ equity	1,268,198	1,263,164
Noncontrolling interest	131,006	124,204

Total Equity	1,399,204	1,387,368

Total Liabilities and Stockholders’ Equity	$3,414,085	$3,515,029

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended February 29/28,		Nine Months Ended February 29/28,
	2012	2011	2012	2011
Net Sales	$773,643	$678,920	$2,675,646	$2,400,073
Cost of Sales	470,443	409,402	1,593,799	1,415,632

Gross Profit	303,200	269,518	1,081,847	984,441
Selling, General and Administrative Expenses	277,456	256,676	833,553	761,366
Interest Expense	17,897	16,502	53,612	49,012
Investment (Income), Net	(2,190)	(4,903)	(3,259)	(11,189)
Other (Income), Net	(1,399)	(746)	(8,369)	(1,945)

Income Before Income Taxes	11,436	1,989	206,310	187,197
Provision for Income Taxes	3,512	796	61,127	57,507

Net Income	7,924	1,193	145,183	129,690
Less: Net Income Attributable to Noncontrolling Interests	1,299	96	11,816	10,806

Net Income Attributable to RPM International Inc. Stockholders	$6,625	$1,097	$133,367	$118,884

Average Number of Shares of Common Stock Outstanding:
Basic	128,121	127,166	128,072	127,383

Diluted	130,377	129,442	128,627	128,020

Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.05	$0.01	$1.02	$0.92

Diluted	$0.05	$0.01	$1.02	$0.91

Cash Dividends Declared per Share of Common Stock	$0.215	$0.210	$0.640	$0.625

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended February 29/28,
	2012	2011
Cash Flows From Operating Activities:
Net income	$145,183	$129,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,800	39,482
Amortization	15,903	15,049
Deferred income taxes	(3,025)	5,831
Stock-based compensation expense	9,873	8,769
Other	(6,127)	(308)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	128,391	98,554
(Increase) in inventory	(25,399)	(81,387)
(Increase) in prepaid expenses and other current and long-term assets	(1,115)	(15,564)
(Decrease) in accounts payable	(87,199)	(38,356)
(Decrease) in accrued compensation and benefits	(28,222)	(9,509)
(Decrease) in accrued loss reserves	(5,896)	(958)
(Decrease) increase in other accrued liabilities	(40,013)	25,284
Other	12,300	14,407

Cash From Operating Activities	153,454	190,984

Cash Flows From Investing Activities:
Capital expenditures	(34,438)	(21,737)
Acquisition of businesses, net of cash acquired	(151,180)	(38,972)
Purchase of marketable securities	(58,853)	(71,556)
Proceeds from sales of marketable securities	43,894	63,369
Other	(1,751)	2,347

Cash (Used For) Investing Activities	(202,328)	(66,549)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	22,148	37,831
Reductions of long-term and short-term debt	(39,484)	(30,739)
Cash dividends	(83,871)	(81,189)
Repurchase of stock	(6,574)	(21,759)
Exercise of stock options	6,151	8,053

Cash (Used For) Financing Activities	(101,630)	(87,803)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(12,329)	23,492

Net Change in Cash and Cash Equivalents	(162,833)	60,124
Cash and Cash Equivalents at Beginning of Period	435,011	215,355

Cash and Cash Equivalents at End of Period	$272,178	$275,479

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

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

In September 2011, we increased our ownership in Kemrock Industries and Exports Limited (“Kemrock”) to over 20% of Kemrock’s outstanding shares of common stock. Kemrock is one of India’s leading manufacturers of high performance reinforced polymer composites. Our Consolidated Financial Statements reflect the impact of the change in accounting for our investment in Kemrock from an available for sale security to the equity method, which was required as a result of our additional investment in Kemrock in September 2011. Please refer to Note 9 for further discussion.

In October 2011, we entered into an agreement to advance Kemrock $12.0 million in exchange for the continued supply of goods and commercial materials that Kemrock has exported to us in the past, with the full amount to be satisfied over a six month period. As of February 29, 2012, Kemrock had supplied approximately $4.6 million of inventory in relation to that advance. The advance is classified within prepaid and other current assets in our Consolidated Balance Sheet.

In December 2011, we entered into a separate agreement to loan Kemrock $15.0 million, which is to be repaid in cash, or alternatively, goods and commercial materials, no later than September 15, 2012. As of February 29, 2012, Kemrock had repaid approximately $5.0 million of this loan. The loan is classified as a note receivable and is included in prepaid and other current assets in our Consolidated Balance Sheet. Also in December 2011, we entered into a global depository receipt (“GDR”) Purchase Agreement with Kemrock, whereby we purchased 693,072 GDRs of Kemrock for an aggregate purchase price of approximately $7.2 million. The GDRs are classified as available for sale securities and are included in prepaid and other current assets in our Consolidated Balance Sheet.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by Generally Accepted Accounting Principles in the U.S. (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three-and nine-month periods ended February 29, 2012 and February 28, 2011. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2011.

Our business is dependent on external weather factors. Historically, we have experienced strong sales and net income in our first, second and fourth fiscal quarters comprising the three month periods ending August 31, November 30 and May 31, respectively, with weaker performance in our third fiscal quarter (December through February).

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2 — DECONSOLIDATION OF SPECIALTY PRODUCTS HOLDING CORP. (“SPHC”)

On May 31, 2010, Bondex International, Inc. (“Bondex”) and its parent, SPHC, filed Chapter 11 reorganization proceedings in the United States Bankruptcy Court for the District of Delaware. SPHC is our wholly owned subsidiary. In accordance with Accounting Standards Codification (“ASC”) 810, when a subsidiary becomes subject to the control of a government, court, administrator, or regulator, deconsolidation of that subsidiary is generally required. We have therefore deconsolidated SPHC and its subsidiaries from our balance sheet as of May 31, 2010, and have eliminated the results of SPHC’s operations from our results of operations beginning on that date. We believe we have no responsibility for the liabilities of SPHC and Bondex. As a result of the Chapter 11 reorganization proceedings, on a prospective basis we will continue to account for our investment in SPHC under the cost method.

We had a net receivable from SPHC at May 31, 2010, that we expect may change before the bankruptcy proceedings have been finalized. The potential change relates to our indemnification of an insurer on appeal bonds pertaining to Bondex’s appeal of two asbestos cases that had been underway prior to the bankruptcy filing, neither of which are material in amount. During the quarter, one of the appeal bonds was satisfied, and one remains outstanding. Included in the net amount due from SPHC are receivables and payables, which we concluded we have the right to report as a net amount based on several factors, including the fact that all amounts are determinable, the balances are due to and from our subsidiaries, and we have been given reasonable assurance that netting the applicable receivables and payables would remain legally enforceable. We analyzed our net investment in SPHC as of May 31, 2010, which included a review of our advances to SPHC, an assessment of the collectibility of our net receivables due from SPHC, and a computation of the gain to be recorded upon deconsolidation based on the carrying amount of our investment in SPHC. In accordance with GAAP, the gain on deconsolidation related to the carrying amount of net assets of SPHC at May 31, 2010, was calculated in accordance with ASC 810-10-40-5, as follows:

a)	the aggregate of (1) the fair value of consideration received, (2) the fair value of any retained noncontrolling investment in the former subsidiary at the date the subsidiary is deconsolidated, and (3) the carrying amount of any noncontrolling interest in the former subsidiary; less

b)	the carrying amount of the former subsidiary’s assets and liabilities.

In determining the carrying value of any retained noncontrolling investment in SPHC at the date of deconsolidation, we considered several factors, including analyses of cash flows combined with various assumptions relating to the future performance of this entity and a discounted value of SPHC’s recorded asbestos-related contingent obligations based on information available to us as of the date of deconsolidation. The discounted cash flow approach relies primarily on Level 3 unobservable inputs, whereby expected future cash flows are discounted using a rate that includes assumptions regarding an entity’s average cost of debt and equity, incorporates expected future cash flows based on internal business plans, and applies certain assumptions about risk and uncertainties due to the bankruptcy filing. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. As a result of this analysis, we determined that the carrying value of our retained interest in SPHC approximated zero.

As a result of the combined analyses of each of the components of our net investment in SPHC, we recorded a net loss of approximately $7.9 million, which was reflected in Other Expense, Net, during the fourth fiscal quarter of the year ended May 31, 2010. No changes have been made to these amounts through February 29, 2012.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — INVENTORIES

Inventories were composed of the following major classes:

	February 29, 2012	May 31, 2011
	(In thousands)
Raw material and supplies	$168,610	$142,133
Finished goods	348,562	320,987

Total Inventories	$517,172	$463,120

NOTE 4 — MARKETABLE SECURITIES

The following tables summarize marketable securities held at February 29, 2012 and May 31, 2011 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
February 29, 2012
Equity securities:
Stocks — foreign	$1,016	$267	$(2)	$1,281
Stocks — domestic	25,049	3,470	(931)	27,588
Kemrock global depository receipts	7,200	—	(114)	7,086
Mutual funds — foreign	16,030	1,846	—	17,876
Mutual funds — domestic	38,521	2,013	(263)	40,271

Total equity securities	87,816	7,596	(1,310)	94,102
Fixed maturity:
U.S. treasury and other government	19,082	394	(73)	19,403
Corporate bonds	2,365	333	(5)	2,693
Foreign bonds	38	1	—	39
Mortgage-backed securities	240	109	—	349

Total fixed maturity securities	21,725	837	(78)	22,484

Total	$109,541	$8,433	$(1,388)	$116,586

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2011
Equity securities:
Stocks — foreign	$25,387	$12,162	$—	$37,549
Stocks — domestic	28,044	4,222	(417)	31,849
Mutual funds — foreign	14,680	3,733	—	18,413
Mutual funds — domestic	30,565	2,246	(1,020)	31,791

Total equity securities	98,676	22,363	(1,437)	119,602
Fixed maturity:
U.S. treasury and other government	25,916	643	(79)	26,480
Corporate bonds	2,729	301	(1)	3,029
Mortgage-backed securities	432	101	(1)	532

Total fixed maturity securities	29,077	1,045	(81)	30,041

Total	$127,753	$23,408	$(1,518)	$149,643

Marketable securities, which totaled $116.6 million at February 29, 2012, were included in other current assets. At May 31, 2011, marketable securities, included in other current and long-term assets, totaled $113.8 million and $35.8 million, respectively. During the second fiscal quarter ended November 30, 2011, we acquired additional shares in Kemrock, which required us to change our method of accounting for this long-term investment from an available for sale security to the equity method, as further described below under Note 9. In December 2011, we entered into GDR Purchase Agreement with Kemrock, whereby we purchased from Kemrock 693,072 GDRs of Kemrock for an aggregate purchase price of approximately $7.2 million. The fair value of the Kemrock GDRs is based on the price as listed in U.S. dollars on the Luxembourg Stock Exchange, which is based on the underlying price of Kemrock’s equity shares, which are traded on stock exchanges in India with prices quoted in rupees.

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

Gross gains and losses realized on sales of investments were $0.3 million and $0.1 million, respectively, for the quarter ended February 29, 2012. Gross gains and losses realized on sales of investments were $4.7 million and $1.5 million, respectively, for the quarter ended February 28, 2011. During the third quarter of both fiscal 2012 and 2011, we recognized losses of less than $0.1 million for securities deemed to have other-than-temporary impairments. These amounts are included in investment income, net in the Consolidated Statements of Income.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross gains and losses realized on sales of investments were $4.1 million and $4.8 million, respectively, for the nine months ended February 29, 2012. Gross gains and losses realized on sales of investments were $10.6 million and $3.5 million, respectively, for the nine months ended February 28, 2011. During the first nine months of fiscal 2012 and 2011, we recognized losses of $0.8 million and $0.5 million, respectively, for securities deemed to have other-than-temporary impairments.

Summarized below are the securities we held at February 29, 2012 and May 31, 2011 that were in an unrealized loss position and that were included in accumulated other comprehensive income, aggregated by the length of time the investments had been in that position:

	February 29, 2012		May 31, 2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Total investments with unrealized losses	$42,663	$(1,388)	$21,612	$(1,518)
Unrealized losses with a loss position for less than 12 months	33,893	(1,139)	19,721	(1,301)
Unrealized losses with a loss position for more than 12 months	8,770	(249)	1,891	(217)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. Unrealized losses at February 29, 2012 were generally related to the volatility in valuations over the last several months for a portion of our portfolio of investments in marketable securities. The unrealized losses, which totaled $1.4 million as of February 29, 2012, generally relate to investments whose fair values at February 29, 2012 were less than 15% below their original cost or have been in a loss position for less than six consecutive months. If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at February 29, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due:
Less than one year	$2,679	$2,632
One year through five years	11,591	11,861
Six years through ten years	5,031	5,175
After ten years	2,424	2,816

	$21,725	$22,484

NOTE 5 — FAIR VALUE MEASUREMENTS

Financial instruments recorded on our Consolidated Balance Sheet include cash and cash equivalents, trade accounts receivable, marketable securities, notes and accounts payable, and debt.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at February 29, 2012
U.S. Treasury and other government	$—	$19,403	$—	$19,403
Foreign bonds		39		39
Mortgage-backed securities		349		349
Corporate bonds		2,693		2,693
Stocks — foreign	1,281			1,281
Stocks — domestic	27,588			27,588
Mutual funds — foreign		17,876		17,876
Mutual funds — domestic		40,271		40,271
Foreign currency forward contract		(752)		(752)
Cross-currency swap		(13,626)		(13,626)
Kemrock Industries and Exports Limited global depository receipts	7,086			7,086

Total	$35,955	$66,253	$—	$102,208

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2011
U.S. Treasury and other government	$—	$26,480	$—	$26,480
Mortgage-backed securities		532		532
Corporate bonds		3,029		3,029
Stocks — foreign	37,549			37,549
Stocks — domestic	31,849			31,849
Mutual funds — foreign		18,413		18,413
Mutual funds — domestic		31,791		31,791
Foreign currency forward contract		6,157		6,157
Cross-currency swap		(20,519)		(20,519)

Total	$69,398	$65,883	$—	$135,281

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

Our cross-currency swap is a liability that has a fair value of $13.6 million at February 29, 2012, that was originally designed to fix our interest and principal payments in euros for the life of our unsecured 6.70% senior notes due November 1, 2015, which resulted in an effective euro fixed-rate borrowing of 5.31%. The basis for determining the rates for this swap included three legs at the inception of the agreement: the U.S. dollar (USD) fixed rate to a USD floating rate; the euro floating to euro fixed rate; and the dollar to euro basis fixed rate at inception. Therefore, we essentially exchanged fixed payments denominated in USD for fixed payments denominated in euros, paying fixed euros at 5.31% and receiving fixed USD at 6.70%. The ultimate payments are based on the notional principal amounts of 150 million USD and approximately 125 million euros. There will be an exchange of the notional amounts at maturity. The rates included in this swap are based upon observable market data, but are not quoted market prices, and therefore, the cross-currency swap is considered a Level 2 liability on the fair value hierarchy. Additionally, this cross-currency swap has been designated as a hedging instrument, and is classified as other long-term liabilities in our Consolidated Balance Sheets.

Our foreign currency forward contract, which had a fair value of $6.2 million at May 31, 2011, matured on November 23, 2011. There was an exchange of the notional amounts at maturity, which resulted in a gain of $0.5 million, which was partially offset by the change in exchange rates associated with the related intercompany foreign currency denominated loans. On November 23, 2011, a new foreign currency forward contract was established with terms similar to the previous contract, with a new maturity date of March 30, 2012. The new foreign currency forward contract had a fair value of approximately $0.8 million at February 29, 2012, and is classified as other accrued liabilities in our Consolidated Balance Sheets. This new foreign currency forward contract, which has not been designated as a hedge, was designed to reduce our exposure to the changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows. Upon inception of the contract, we purchased 90.3 million USD and sold approximately 59.9 million euros and approximately 6.1 million pounds sterling. Changes in the USD/euro exchange rate and in the USD/pound sterling exchange rate will either increase or decrease our USD

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

functional currency earnings, and will be reflected in selling, general and administrative expenses on our Consolidated Statements of Income. The foreign exchange rates included in this new forward contract are based upon observable market data, but are not quoted market prices, and therefore, the forward currency forward contract is considered a Level 2 liability on the fair value hierarchy.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At February 29, 2012 and May 31, 2011, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of February 29, 2012 and May 31, 2011 are as follows:

	At February 29, 2012
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$272,178	$272,178
Marketable equity securities	94,102	94,102
Marketable debt securities	22,484	22,484
Long-term debt, including current portion	1,102,698	1,202,483

	At May 31, 2011
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$435,011	$435,011
Marketable equity securities	119,602	119,602
Marketable debt securities	30,041	30,041
Long-term debt, including current portion	1,108,853	1,203,016

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

Prior to the bankruptcy filing, the filing entities had engaged in a strategy of litigating asbestos-related products liability claims brought against them. Claims paid during the year ended May 31, 2010, prior to the bankruptcy filing, were $92.6 million, which included defense-related payments during the year of $42.6 million. With the exception of the appeal bond satisfied during the quarter and the potential payment described in Note 2, no claims have been paid since the bankruptcy filing and it is not contemplated that any claims will be paid until a plan of reorganization is confirmed and an asbestos trust is established and operating.

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

We also offer warranty programs at several of our industrial businesses and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and losses related to claims not yet received. While our warranty liability represents our best estimate at February 29, 2012, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense.

The following table includes the changes in our accrued warranty balances:

	Quarter Ended February 29/28,		Nine Months Ended February 29/28,
	2012	2011	2012	2011
	(In thousands)
Beginning Balance	$16,330	$15,931	$17,196	$17,602
Deductions (1)	(4,497)	(3,434)	(13,402)	(14,717)
Provision charged to SG&A expense	3,295	4,440	11,334	14,052

Ending Balance	$15,128	$16,937	$15,128	$16,937

(1)	Primarily claims paid during the period.

In addition, like other companies participating in similar lines of business, some of our subsidiaries are involved in several proceedings relating to environmental matters. It is our policy to accrue remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. These liabilities are undiscounted and are not material to our financial statements during any of the periods presented.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — INVESTMENT (INCOME) EXPENSE, NET

Investment (income) expense, net, consists of the following components:

	Quarter Ended		Nine Months Ended
(In thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Interest (income)	$(1,360)	$(1,068)	$(3,593)	$(3,349)
(Gain) loss on sale of marketable securities	(175)	(3,194)	717	(7,060)
Other-than-temporary impairment on securities	38	57	787	542
Dividend (income)	(693)	(698)	(1,170)	(1,322)

Investment (income) expense, net	$(2,190)	$(4,903)	$(3,259)	$(11,189)

NOTE 9 — OTHER (INCOME), NET

Other (income), net, consists of the following components:

	Quarter Ended		Nine Months Ended
(In thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Royalty (income), net	$(438)	$(443)	$(1,175)	$(1,074)
Equity in (income) of unconsolidated affiliates	(961)	(303)	(7,194)	(871)

Other (income), net	$(1,399)	$(746)	$(8,369)	$(1,945)

Equity in Income of Unconsolidated Affiliates

Beginning with our fiscal year ended May 31, 2007, we began purchasing shares of Kemrock Industries and Exports Limited (“Kemrock”) common stock. Kemrock is one of India’s leading manufacturers of high performance reinforced polymer composites, and is also part of a strategic alliance with certain of our subsidiaries for licensed manufacturing and supply of moulded and pultruded gratings. By May 31, 2011, we had acquired a total of approximately 3.2 million shares of Kemrock common stock, for an accumulated cost approximating $24.2 million, which represented approximately 18% of Kemrock’s outstanding shares at that time. Our investment in Kemrock common stock had been classified in other noncurrent assets on our balance sheet and included with available-for-sale securities, which are carried at fair value based on quoted market prices.

In September 2011, we purchased approximately 870,000 additional shares of Kemrock common stock, which increased our ownership to 23% of Kemrock’s outstanding shares. Due to the presumption under GAAP that an entity with an ownership percentage greater than 20% has significant influence, and no other factors that would refute that presumption, we changed our accounting for this investment to the equity method. Due to timing differences in our fiscal reporting periods, we record our share of Kemrock’s financial activity on a two-month lag.

In accordance with the equity method of accounting, increases in ownership which result in a change to the equity method of accounting generally require retroactive recognition of an investor’s share of earnings and losses in prior periods. We evaluated the impact of retroactively reflecting our investment in Kemrock and determined that due to the relative insignificance of our share of earnings and losses for Kemrock in prior periods, both quantitatively and qualitatively, the impact of the adjustments was not material to our financial statements for any previously reported fiscal period, nor is the cumulative effect material to the current fiscal

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year. Therefore, we recorded a total of $5.2 million of net earnings during our fiscal quarter ending November 30, 2011, of which approximately $4.6 million related to prior periods. For the nine months ended February 29, 2012, we recorded a total of $5.6 million of net earnings related to our share of Kemrock’s earnings. These amounts are reflected in other (income), net in our income statement.

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

Our investment in Kemrock is reported in our Consolidated Balance Sheet at its adjusted carrying value and classified as a noncurrent asset. Our investment in Kemrock had a carrying value of $35.0 million at February 29, 2012 and a fair market value of $35.8 million at May 31, 2011.

NOTE 10 — INCOME TAXES

The effective income tax rate was 30.7% for the three months ended February 29, 2012 compared to an effective income tax rate of 40.0% for the three months ended February 28, 2011. The effective income tax rate was 29.6% for the nine months ended February 29, 2012 compared to an effective income tax rate of 30.7% for the same period a year ago.

For the three and nine months ended February 29, 2012 and February 28, 2011, respectively, the effective tax rate differed from the federal statutory rate principally due to decreases in taxes as a result of the impact of certain foreign operations on our U.S. taxes, the effect of lower income tax rates in certain of our foreign jurisdictions, the domestic manufacturing deduction and the research tax credit. These decreases in taxes were partially offset by state and local income taxes, non-deductible business operating expenses and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards. Additionally, for the nine months ended February 29, 2012, a decrease in the effective income tax rate resulted from net adjustments to reserves for tax contingencies, including interest thereon.

During the nine months ended February 29, 2012 we settled the U.S. federal income tax examination for fiscal years 2007 and 2008. As a result, our reserve for unrecognized tax benefits, including net interest and penalties, was reduced by approximately $1.4 million. Additionally, we are evaluating proposed tax assessments received from non-U.S. jurisdictions. Although we do not anticipate that the final resolution of these matters would be material to our financial statements, it is possible that additional payments totaling approximately $1.2 million could be made during fiscal 2012. Accordingly, the potential payments of these uncertain tax benefits have been classified as current liabilities.

As of February 29, 2012, we had unrecognized tax benefits of approximately $4.3 million, of which approximately $3.4 million would impact the effective tax rate, if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At February 29, 2012, the accrual for interest and penalties totaled approximately $1.6 million. We do not anticipate any other significant changes to the total unrecognized tax benefits within the next 12 months that would impact the effective tax rate.

We, or our subsidiaries, file income tax returns in the U.S. and in various state, local and foreign jurisdictions. As of February 29, 2012 we are subject to U.S. federal income tax examinations for the fiscal years 2009 through 2011. In addition, with limited exceptions, we, or our subsidiaries, are generally subject to state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2004 through 2011. Although it is possible that certain tax examinations could be resolved during the next 12 months, the timing and outcomes are uncertain.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 29, 2012, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at February 29, 2012 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions.

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

NOTE 11 — PENSION AND POSTRETIREMENT HEALTH CARE BENEFITS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and nine month periods ended February 29, 2012 and February 28, 2011:

	U.S. Plans		Non-U.S. Plans
	Quarter Ended		Quarter Ended
Pension Benefits	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(In thousands)
Service cost	$4,976	$4,238	$965	$830
Interest cost	3,826	3,435	2,040	1,782
Expected return on plan assets	(4,354)	(3,139)	(2,036)	(1,655)
Amortization of:
Prior service cost	88	90	2	3
Net actuarial losses recognized	2,127	1,980	560	584

Net Periodic Benefit Cost	$6,663	$6,604	$1,531	$1,544

	U.S. Plans		Non-U.S. Plans
	Quarter Ended		Quarter Ended
Postretirement Benefits	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(In thousands)
Service cost	$—	$2	$192	$170
Interest cost	104	110	250	213
Amortization of:
Prior service cost	(22)	(22)
Net actuarial (gains) losses recognized	(14)	(48)	18	21

Net Periodic Benefit Cost	$68	$42	$460	$404

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
Pension Benefits	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(In thousands)
Service cost	$14,929	$12,717	$2,896	$2,491
Interest cost	11,480	10,304	6,121	5,347
Expected return on plan assets	(13,062)	(9,418)	(6,109)	(4,966)
Amortization of:
Prior service cost	264	269	8	8
Net actuarial losses recognized	6,382	5,939	1,679	1,754

Net Periodic Benefit Cost	$19,993	$19,811	$4,595	$4,634

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
Postretirement Benefits	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(In thousands)
Service cost	$—	$4	$576	$509
Interest cost	312	330	749	639
Amortization of:
Prior service cost	(65)	(65)
Net actuarial (gains) losses recognized	(43)	(143)	55	62

Net Periodic Benefit Cost	$204	$126	$1,380	$1,210

We previously disclosed in our financial statements for the fiscal year ended May 31, 2011 that we expected to contribute approximately $5.2 million to our retirement plans in the U.S. and approximately $8.0 million to plans outside the U.S. during the current fiscal year. As of February 29, 2012, we have contributed an additional $8.4 million to the Retirement Plans in the U.S., for a total of $13.6 million.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method, for the nine months ended February 29, 2012 and 2011. For each of the quarters ended February 29, 2012 and February 28, 2011, the treasury stock method was utilized for the purpose of computing basic and diluted earnings per share, as the result under the two-class method would have been anti-dilutive.

	Quarter Ended February 29/28,		Nine Months Ended February 29/28,
(In thousands, except per share amounts)	2012	2011	2012	2011
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$6,625	$1,097	$133,367	$118,884
Less: Allocation of earnings and dividends to participating securities	—	—	(2,441)	(1,869)

Net income available to common shareholders — basic	6,625	1,097	130,926	117,015
Add: Undistributed earnings reallocated to unvested shareholders	—	—	4	3

Net income available to common shareholders — diluted	$6,625	$1,097	$130,930	$117,018

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	128,121	127,166	128,072	127,383
Average diluted options	2,256	2,276	555	637

Total shares for diluted earnings per share (1)	130,377	129,442	128,627	128,020

Earnings Per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.05	$0.01	$1.02	$0.92

Diluted Earnings Per Share of Common Stock (1)	$0.05	$0.01	$1.02	$0.91

(1)	For the first nine months of fiscal 2012 and 2011, approximately 2,618,000 and 2,111,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted earnings per share, as the effect would have been anti-dilutive.

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

	Quarter Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(In thousands)
Net Sales
Industrial Segment	$501,925	$449,092	$1,810,479	$1,633,914
Consumer Segment	271,718	229,828	865,167	766,159

Consolidated	$773,643	$678,920	$2,675,646	$2,400,073

Income (Loss) Before Income Taxes
Industrial Segment	$20,422	$12,603	$189,192	$162,754
Consumer Segment	21,531	16,002	99,796	92,381
Corporate/Other	(30,517)	(26,616)	(82,678)	(67,938)

Consolidated	$11,436	$1,989	$206,310	$187,197

	February 29, 2012	May 31, 2011
Identifiable Assets
Industrial Segment	$2,121,116	$1,992,143
Consumer Segment	1,152,762	1,195,849
Corporate/Other	140,207	327,037

Consolidated	$3,414,085	$3,515,029

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the nine months ended February 29, 2012, we repurchased 164,773 shares of our common stock at a cost of approximately $3.0 million under this program.

NOTE 15 — EQUITY

The following tables illustrate the components of total equity and comprehensive income for the quarters ended February 29, 2012 and February 28, 2011:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at November 30, 2011	$1,255,094	$132,933	$1,388,027
Net income	6,625	1,299	7,924
Other Comprehensive Income:
Foreign currency translation adjustments	24,083	(1,826)	22,257
Pension and other postretirement benefit liability adjustments, net of tax	983	(112)	871
Unrealized gain (loss) on securities, net of tax	3,592	(1,118)	2,474
Unrealized gain on derivatives, net of tax	(623)	(170)	(793)

Total Other Comprehensive Income, net of tax	28,035	(3,226)	24,809

Comprehensive Income	34,660	(1,927)	32,733

Dividends paid	(28,251)		(28,251)
Other noncontrolling interest activity	1,118		1,118
Stock option exercises, net	2,970		2,970
Stock based compensation expense	3,182		3,182
Restricted awards, net	(575)		(575)

Total Equity at February 29, 2012	$1,268,198	$131,006	$1,399,204

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at November 30, 2010	$1,187,418	$96,863	$1,284,281
Net income	1,097	96	1,193
Other Comprehensive Income:
Foreign currency translation adjustments	44,038	(2,835)	41,203
Pension and other postretirement benefit liability adjustments, net of tax	54	(329)	(275)
Unrealized gain (loss) on securities, net of tax	(4,718)	1,337	(3,381)
Unrealized gain on derivatives, net of tax	51	14	65

Total Other Comprehensive Income, net of tax	39,425	(1,813)	37,612

Comprehensive Income	40,522	(1,717)	38,805

Dividends paid	(27,278)		(27,278)
Other noncontrolling interest activity	3,068		3,068
Stock option exercises, net	5,440		5,440
Stock based compensation expense	531		531
Restricted awards, net	1,823		1,823

Total Equity at February 28, 2011	$1,211,524	$95,146	$1,306,670

The following tables illustrate the components of total equity and comprehensive income for the nine months ended February 29, 2012 and February 28, 2011:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2011	$1,263,164	$124,204	$1,387,368
Net income	133,367	11,816	145,183
Other Comprehensive Income:
Foreign currency translation adjustments	(45,821)	(5,339)	(51,160)
Pension and other postretirement benefit liability adjustments, net of tax	5,823	447	6,270
Unrealized gain (loss) on securities, net of tax	(9,374)	876	(8,498)
Unrealized gain on derivatives, net of tax	(3,667)	(998)	(4,665)

Total Other Comprehensive Income, net of tax	(53,039)	(5,014)	(58,053)

Comprehensive Income	80,328	6,802	87,130

Dividends paid	(83,871)		(83,871)
Other	(875)		(875)
Shares repurchased	(3,008)		(3,008)
Stock option exercises, net	6,151		6,151
Stock based compensation expense	9,874		9,874
Restricted awards, net	(3,565)		(3,565)

Total Equity at February 29, 2012	$1,268,198	$131,006	$1,399,204

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2010	$1,079,473	$81,768	$1,161,241
Net income	118,884	10,806	129,690
Other Comprehensive Income:
Foreign currency translation adjustments	84,455	2,150	86,605
Pension and other postretirement benefit liability adjustments, net of tax	2,289	(414)	1,875
Unrealized gain (loss) on securities, net of tax	4,853	—	4,853
Unrealized gain on derivatives, net of tax	3,072	836	3,908

Total Other Comprehensive Income, net of tax	94,669	2,572	97,241

Comprehensive Income	213,553	13,378	226,931

Dividends paid	(81,189)		(81,189)
Other noncontrolling interest activity	4,156		4,156
Shares repurchased	(17,948)		(17,948)
Stock option exercises, net	8,052		8,052
Stock based compensation expense	1,543		1,543
Restricted awards, net	3,884		3,884

Total Equity at February 28, 2011	$1,211,524	$95,146	$1,306,670

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

Our reporting currency is the U.S. dollar. However, the functional currency for each of our foreign subsidiaries is its principal operating currency. We translate the amounts included in our Consolidated Statements of Income from our foreign subsidiaries into U.S. dollars at weighted-average exchange rates, which we believe are representative of the actual exchange rates on the dates of the transactions. Our foreign subsidiaries’ assets and liabilities are translated into U.S. dollars from local currency at the actual exchange rates as of the end of each reporting date, and we record the resulting foreign exchange translation adjustments in our Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). If the U.S. dollar strengthens, we reflect the resulting losses as a component of accumulated other comprehensive income (loss). Conversely, if the U.S. dollar weakens, foreign exchange translation gains result, which favorably impact accumulated other comprehensive income. Translation adjustments may be included in net earnings in the event of a sale or liquidation of certain of our underlying foreign investments. If we determine that the functional currency of any of our foreign subsidiaries should be the U.S. dollar, our financial statements will be affected. Should this occur, we will adjust our reporting to appropriately account for any such changes.

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

Contingencies

We are party to various claims and lawsuits arising in the normal course of business. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and reasonably estimable. Our provisions are based on historical experience and legal advice, reviewed quarterly and adjusted according to developments. In general, our accruals represent the best estimate of a range of possible losses. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments about potential actions by third parties, such as regulators, courts, and state and federal legislatures. Changes in the amounts of our loss provisions, which can be material, affect our Consolidated Statements of Income. While it is reasonably possible that excess liabilities, if they were to occur, could be material to operating results in any given quarter or year of their recognition, we do not believe that it is reasonably possible that excess liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

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

Additionally, our operations are subject to various federal, state, local and foreign tax laws and regulations that govern, among other things, taxes on worldwide income. The calculation of our income tax expense is based on the best information available, including the application of currently enacted income tax laws and regulations, and involves our significant judgment. The actual income tax liability for each jurisdiction in any year can ultimately be determined, in some instances, several years after the financial statements have been published.

We also maintain accruals for estimated income tax exposures for many different jurisdictions. Tax exposures are settled primarily through the resolution of audits within each tax jurisdiction or the closing of a statute of limitation. Tax exposures and actual income tax liabilities can also be affected by changes in applicable tax laws, retroactive tax law changes, or other factors, which may cause us to believe revisions of past estimates are appropriate. Although we believe that appropriate liabilities have been recorded for our income tax expense and income tax exposures, actual results may differ materially from our estimates.

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

	Quarter Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(In thousands)
Net Sales
Industrial Segment	$501,925	$449,092	$1,810,479	$1,633,914
Consumer Segment	271,718	229,828	865,167	766,159

Consolidated	$773,643	$678,920	$2,675,646	$2,400,073

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$20,422	$12,603	$189,192	$162,754
Interest (Expense), Net	(874)	(968)	(2,856)	(2,837)

EBIT (b)	$21,296	$13,571	$192,048	$165,591

Consumer Segment
Income Before Income Taxes (a)	$21,531	$16,002	$99,796	$92,381
Interest (Expense), Net	36	3	51	33

EBIT (b)	$21,495	$15,999	$99,745	$92,348

Corporate/Other
(Expense) Before Income Taxes (a)	$(30,517)	$(26,616)	$(82,678)	$(67,938)
Interest (Expense), Net	(14,869)	(10,634)	(47,548)	(35,019)

EBIT (b)	$(15,648)	$(15,982)	$(35,130)	$(32,919)

Consolidated
Income (Loss) Before Income Taxes (a)	$11,436	$1,989	$206,310	$187,197
Interest (Expense), Net	(15,707)	(11,599)	(50,353)	(37,823)

EBIT (b)	$27,143	$13,588	$256,663	$225,020

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles in the U.S. (“GAAP”), to EBIT.

(b)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended February 29, 2012

Net Sales

On a consolidated basis, net sales of $773.6 million for the third quarter ended February 29, 2012 improved by 14.0%, or $94.7 million, from net sales of $678.9 million during the same period last year. The increase in net sales for the third quarter of fiscal 2012 versus the same period last year reflects organic growth of 9.3%, or $63.1 million, including volume-related improvements of approximately 8.5%, or $57.9 million, an overall favorable change in pricing representing 2.4% of the prior period sales, or $16.2 million, offset slightly by net unfavorable foreign exchange rates year-over-year, amounting to 1.6%, or $11.0 million. These favorable pricing initiatives, including those across both of our reportable segments, were instituted primarily in order to offset the escalating costs of many of our raw materials. Foreign exchange losses were generated from the dollar’s performance against nearly all major currencies around the world during the current quarter. Seven small acquisitions, net of a divestiture of a small product line over the past year, provided 4.7% of sales growth this quarter over last year’s third quarter net sales, or $31.6 million.

Industrial segment net sales, which comprised 64.9% of the current quarter’s consolidated net sales, totaled $501.9 million, an increase of 11.8% from net sales of $449.1 million during last year’s third quarter. The industrial segment’s current quarter net sales increase reflects organic growth of 5.0%, or $22.1 million, including volume-related improvements of approximately 5.2% and favorable pricing versus industrial segment net sales for the same period a year ago of approximately 1.8%, offset partially by 2.0% from net unfavorable foreign exchange differences versus net sales for the same period a year ago. Six small acquisitions provided 6.8% growth over the prior year’s third quarter. The pure unit organic sales growth in the industrial segment resulted from general improvement in the overall economy, which impacted many of our industrial product lines, including corrosion control coatings, fiberglass reinforced plastic structures, and polymer flooring, particularly in the Middle East and Canada. We continue to secure new business through strong brand offerings, new product innovations and international expansion.

Consumer segment net sales of $271.7 million comprised 35.1% of the current quarter’s consolidated net sales and improved by 18.2% versus the consumer segment’s prior year third quarter net sales of $229.8 million. The acquisition of one product line favorably impacted the consumer segment’s current quarter net sales performance by 0.3% versus net sales from the prior year period, while unit volume improved by approximately 15.1%. Changes in pricing versus the prior year period favorably impacted the consumer segment’s current quarter net sales by 3.4%, while net unfavorable changes in foreign exchange differences impacted this segment’s current quarter net sales by 0.6%. Our consumer segment continues to increase market penetration at major retail accounts with various new product launches and broader channel penetration, while also maintaining a focus on our existing repair and maintenance oriented products.

Gross Profit Margin

Our consolidated gross profit margin declined to 39.2% of net sales for the quarter ended February 29, 2012 from 39.7% of net sales for the same period last year, despite our 8.5% growth in organic sales volume for the current period versus the same period last year. The primary source of the current period decline in gross profit margin was raw material costs, which were higher during the current quarter versus the prior year third quarter.

Selling, General and Administrative Expenses (“SG&A”)

Our consolidated SG&A decreased to 35.9% of net sales for the current quarter compared with 37.8% a year ago. The 190 basis points (“bps”) decrease in SG&A as a percent of net sales primarily reflects the impact of the 9.3% growth in organic sales during the current quarter versus the same period last year, along with favorable declines in warranty and product liability expense during this year’s third quarter versus the same period a year ago. We anticipate that warranty expense will likely continue to slowly decline through the end of the current fiscal year and possibly over the next few years. Partially offsetting those improvements was the impact of unfavorable increases in employee compensation and benefits expense, professional services expense and distribution expense during the current quarter versus last year’s third quarter.

Our industrial segment SG&A was approximately $15.2 million higher during the current quarter versus the same period last year, but was lower as a percentage of net sales for the current quarter versus the same period last year. The industrial segment’s current quarter SG&A margin improvement reflects the impact of the 5.0% growth in organic sales, combined with lower warranty and product liability expense, and overall lower discretionary spending during the current quarter versus the same period last year. Partially offsetting those improvements was the impact of higher compensation expense, including commissions on sales resulting from the current quarter growth in organic sales, and higher professional services fees and distribution expense during the current quarter versus the same period a year ago.

Our consumer segment SG&A was approximately $6.0 million higher during the current quarter versus the same period last year, but improved as a percentage of net sales compared with the same period a year ago. Reflected in the consumer segment’s improved SG&A margin this quarter is the impact of its 17.9% growth in organic sales, as discussed above, partially offset by higher employee-related compensation expense, increased environmental expense and higher distribution expenses incurred during the current quarter versus the same period a year ago.

SG&A expenses in our corporate/other category decreased slightly during the current quarter to $15.6 million from $16.0 million during the corresponding period last year. This $0.4 million decrease reflects lower fees related to outside consulting services incurred during the current quarter compared with the same period last year, offset slightly by higher employee-related compensation and benefit expense for the current period versus the same period last year.

We recorded total net periodic pension and postretirement benefit costs of $8.7 million and $8.6 million for the quarters ended February 29, 2012 and February 28, 2011, respectively. Increased service and interest cost of $1.6 million was offset by $1.6 million for a higher expected return on plan assets during the current quarter versus the same period a year ago. There was approximately $0.1 million in net actuarial gains recognized during the current quarter versus the same period a year ago. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note 11, “Pension and Postretirement Health Care Benefits,” for additional information regarding these benefits.

Other (Income), Net

Other income for this year’s third quarter of $1.4 million compares with other income of $0.7 million during the prior year third quarter. The majority of other income, approximating $1.2 million and $0.7 million for the third quarters of fiscal 2012 and 2011, respectively, is recorded by our industrial segment. The remaining balance is recorded by our consumer segment.

Other income includes royalty income of approximately $0.4 million for the third quarters of fiscal 2012 and 2011. Also included is our equity in earnings of unconsolidated affiliates totaling approximately $1.0 million and $0.3 million for third quarters of fiscal 2012 and 2011, respectively.

Interest Expense

Interest expense was $17.9 million for the third quarter of fiscal 2012 versus $16.5 million for the same period of fiscal 2011. Additional borrowings for acquisitions incurred during the current quarter versus the same period last year increased interest expense this quarter by approximately $1.8 million versus last year’s third quarter, and higher average borrowings year-over-year increased interest expense by approximately $1.3 million. Lower interest rates, which averaged 6.11% overall for the third quarter of fiscal 2012 compared with 6.92% for the same period of fiscal 2011, decreased interest expense by approximately $1.7 million versus last year’s third quarter.

Investment Expense (Income), Net

Net investment income of $2.2 million during the third quarter of fiscal 2012 compares to net investment income of $4.9 million during the third quarter of fiscal 2011. Net realized gains and losses on the sales of investments totaled $0.2 million for the quarter ended February 29, 2012, while there was a net gain of approximately $3.2 million for the same period during fiscal 2011, resulting from the timing of sales of securities. Dividend and interest income totaling $2.0 million during the current quarter compares with $1.7 million of income during the same period last year. There were no impairments recognized on securities that management has determined had other-than-temporary declines in value during either period.

Income Before Income Taxes (“IBT”)

Our consolidated pretax income for this year’s third quarter of $11.4 million compares with last year’s third quarter pretax income of $2.0 million, for a profit margin on net sales of 1.5% this quarter versus 0.3% a year ago.

Our industrial segment had IBT of $20.4 million for a profit margin on net sales of 4.1% for this year’s third quarter versus IBT of $12.6 million for a profit margin on net sales of 2.8% for the same period last year. This reflects the 5.0% growth in organic sales versus net sales for the same period a year ago, combined with overall lower discretionary spending. Our consumer segment IBT improved to $21.5 million for the third quarter of fiscal 2012, for a profit margin on net sales of 7.9%, from $16.0 million during the third quarter last year, for a profit margin on net sales of 7.0%. This improvement resulted from the consumer segment’s growth in organic net sales of approximately 17.9% during the current quarter versus the same period a year ago, combined with overall lower discretionary spending during the current quarter versus last year’s third quarter.

Income Tax Rate

The effective income tax rate was 30.7% for the three months ended February 29, 2012 compared to an effective income tax rate of 40.0% for the three months ended February 28, 2011.

For the three months ended February 29, 2012 and, to a greater extent for the three months ended February 28, 2011, the effective tax rate differed from the federal statutory rate principally due to decreases in taxes as the result of the impact of certain foreign operations on our U.S. taxes and lower effective tax rates of certain of our foreign subsidiaries. These decreases in taxes were partially offset by increases in tax as a result of the impact of non-deductible business operating expenses, state and local income taxes, and provisions for valuation allowances associated with losses incurred by certain of our foreign businesses and for foreign tax credit carryforwards.

As of February 29, 2012, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at February 29, 2012 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions.

Net Income

Net income of $7.9 million for the third quarter of fiscal 2012 compares to net income of $1.2 million for the same period last year, for a net margin on sales of 1.0% for the current quarter compared to the prior year period’s 0.2% net margin on sales. During the third quarter of fiscal 2012, we had net income from noncontrolling interests of $1.3 million, versus $0.1 million during the same period a year ago. Net income attributable to RPM International Inc. stockholders was $6.6 million for the third quarter of fiscal 2012, versus net income of $1.1 million for the same period a year ago, for a margin on net sales of 0.9% for the current quarter compared to the prior period’s 0.2% net margin on sales.

Diluted earnings per share of common stock for this year’s third quarter of $0.05 compares with $0.01 for the same period last year.

Nine Months Ended February 29, 2012

Net Sales

On a consolidated basis, net sales of $2.7 billion for the nine months ended February 29, 2012 improved 11.5%, or $275.5 million, over net sales of $2.4 billion during the same period last year. The organic growth in sales amounted to 8.8%, or $210.2 million, of the increase in the current period net sales versus net sales for the same period a year ago, which includes volume-related improvements approximating 4.9% or $118.5 million, and the impact of favorable pricing initiatives of approximately 2.9% of the prior period net sales, or $67.3 million. These favorable pricing initiatives, including those across both of our reportable segments, were instituted primarily during prior periods in order to offset the escalating costs of many of our raw materials. Also reflected in the 8.8% growth in organic sales is the impact of favorable foreign exchange rates year-over-year, which amounted to 1.0% of net sales for last year’s first nine months, or $24.3 million. These gains resulted primarily from the weak dollar against the euro, as well as versus the Canadian and Asia Pacific currencies, offset in part by unfavorable adjustments across most other currencies worldwide. Nine small acquisitions, net of a product line divestiture, over the past year provided 2.7% of net sales growth over last year’s first nine months, or $65.3 million.

Industrial segment net sales, which comprised 67.7% of consolidated net sales for this year’s first nine months, totaled $1.8 billion, an increase of 10.8% from $1.6 billion during last year’s first nine months. This increase in the industrial segment’s net sales reflects organic growth of 6.8%, including unit volume growth of approximately 3.0%, favorable pricing of approximately 2.6% and favorable foreign exchange of approximately 1.2% of the prior period net sales. Eight small acquisitions provided 4.0% of this segment’s current period growth in net sales versus net sales for the same period a year ago.

Consumer segment net sales, which comprised 32.3% of consolidated net sales for this year’s first nine months, totaled $865.2 million, an increase of 12.9% from $766.2 million during the same period a year ago. The improvement in this segment resulted from organic growth in sales of 12.8%, including growth in unit volume sales approximating 9.1% of the prior period net sales, the impact of current period price increases of approximately 3.1% of the prior period net sales, and the impact of favorable foreign exchange, which amounted to 0.6% of the prior period net sales. One small product line acquisition, net of one small divestiture, had a favorable impact of approximately 0.1% on this segment’s net sales during this year’s first nine months versus the same period a year ago.

Gross Profit Margin

Our consolidated gross profit margin declined to 40.4% of net sales for the first nine months of fiscal 2012 from 41.0% of net sales for the same period last year, despite our 4.9% growth in organic sales volume for the current period versus the same period last year. The primary source of the current period decline in gross profit margin was raw material costs, which were higher during the first nine months of the current fiscal year versus the same period last year.

Selling, General and Administrative Expenses (“SG&A”)

Our consolidated SG&A improved to 31.1% of net sales for the first nine months of fiscal 2012 compared with 31.7% of net sales for the same period a year ago. The 60 bps decrease in SG&A as a percent of net sales versus the prior period primarily reflects the impact of the 4.9% unit volume growth in net sales. Other favorable reductions in SG&A resulted from reductions of insurance-related expenses, bad debt expense and warranty expense. We anticipate that warranty expense will likely continue to slowly decline through the end of the current fiscal year and possibly over the next few years. Partially offsetting those improvements during this year’s first nine months was the combination of higher compensation and benefits expense, higher professional services expense and higher distribution expense versus the same period a year ago.

Our industrial segment SG&A was approximately $53.4 million higher during the current period versus the same period a year ago, but was slightly lower as a percentage of net sales, reflecting the favorable impact of this segment’s 6.8% growth in organic sales during the first nine months of fiscal 2012 versus the same period a year ago, combined with a decrease in warranty expense and overall lower discretionary spending during the current year period versus the same period last year. Partially offsetting those improvements was the impact of higher employee compensation and benefit expense, in addition to higher legal and distribution expense for the current period versus the same period a year ago.

Our consumer segment SG&A was approximately $16.5 million higher during the current period versus the same period last year, but improved as a percentage of net sales for this year’s first nine months compared with the same period a year ago, primarily reflecting the favorable margin impact of the 12.8% growth in organic sales during the current year’s first nine months versus the same period last year. Partially offsetting that favorable impact was the combination of increased spending on advertising, including promotional costs, higher employee compensation expense and distribution expense during this year’s first nine months versus the same period last year.

SG&A expenses in our corporate/other category increased by $2.2 million during this year’s first nine months to $35.1 million from $32.9 million during the corresponding period last year. This increase reflects the combination of higher employee compensation and benefit expenses, higher acquisition-related expense and higher consulting and legal expense. Partially offsetting those higher expenses was the combination of a current period insurance recovery and lower insurance expense during the current period versus last year’s first nine months.

We recorded total net periodic pension and postretirement benefit costs of $26.2 million and $25.8 million for the first nine months of fiscal 2012 and fiscal 2011, respectively. This increased pension expense of $0.4 million was primarily the result of a $4.7 million increase in service and interest cost during the first nine months of the current year versus the same period a year ago, combined with $0.5 million of additional net actuarial losses incurred during this year’s first nine months versus the same period a year ago. A higher expected return on plan assets had a favorable impact on pension expense of approximately $4.8 million for the current period versus the same period a year ago. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Other (Income), Net

Other income for this year’s first nine months of $8.4 million compares with other income of $1.9 million during the same period a year ago. The majority of other income of approximately $8.0 million and $1.9 million for the first nine months of fiscal 2012 and 2011, respectively, is recorded by our industrial segment. The remaining balance is recorded by our consumer segment.

Other income includes royalty income of $1.2 million and $1.1 million for the first nine months of fiscal 2012 and 2011, respectively. Also included is our equity in earnings of unconsolidated affiliates totaling approximately $7.2 million and $0.8 million for each of the first nine months of fiscal 2012 and 2011, respectively. Reflected in the current nine month period is an adjustment for our change in accounting for our investment in Kemrock from an available for sale security to the equity method. In relation to that change, approximately $4.6 million of net earnings was recorded during our second quarter ended November 30, 2011, which relate to prior periods.

Interest Expense

Interest expense was $53.6 million for the first nine months of fiscal 2012 versus $49.0 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first nine months by approximately $3.5 million versus the same period a year ago. Higher average borrowings year-over-year increased interest expense by approximately $1.2 million. Lower interest rates, which averaged 6.21% overall for the first nine months of fiscal 2012 compared with 6.34% for the same period of fiscal 2011, decreased interest expense by approximately $0.1 million during the current nine-month period versus the same period last year.

Investment Expense (Income), Net

Net investment income of $3.3 million during this year’s first nine months compares to net investment income of $11.2 million for the same period a year ago. Dividend and interest income totaled $4.7 million during this year’s first nine months versus $4.6 million of income during the same period last year. Net realized gains on the sales of investments resulted in a net loss of $0.7 million for this year’s first nine months versus a net gain of $7.1 million for the same period during fiscal 2011. Impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.7 million for the first nine months of fiscal 2012, versus $0.5 million for the same period a year ago.

IBT

Our consolidated pretax income for this year’s first nine months of $206.3 million compares with pretax income of $187.2 million for the same period last year. This results in a pretax profit margin on net sales of 7.7% for the current period versus a pretax profit margin on net sales of 7.8% a year ago.

Our industrial segment had IBT of $189.2 million, for a profit margin on net sales of 10.4%, for this year’s first nine months versus IBT of $162.8 million, for a profit margin on net sales of 10.0%, for the same period last year. Our consumer segment IBT increased to $99.8 million, or 11.5% of net sales for the period, from last year’s first nine months’ result of $92.4 million, or 12.1% of net sales. The decline in IBT as a percent of sales for the consumer segment resulted primarily from the impact of increased raw material costs during the current period versus the same period a year ago.

Income Tax Rate

The effective income tax rate was 29.6% for the nine months ended February 29, 2012 compared to an effective income tax rate of 30.7% for the same period a year ago.

For the nine months ended February 29, 2012 and, to a greater extent for the nine months ended February 28, 2011, the effective tax rate differed from the federal statutory rate principally due to decreases in taxes as a result of the impact of certain foreign operations on our U.S. taxes and lower effective tax rates of certain of our foreign subsidiaries. These decreases in taxes were partially offset by increases in tax as a result of the impact of non-deductible business operating expenses, state and local income taxes, provisions for valuation allowances associated with losses incurred by certain of our foreign businesses, and for foreign tax credit carryforwards. Additionally, for the nine months ended February 29, 2012 a decrease in the effective income tax rate resulted from net adjustments to reserves for contingencies, including interest thereon.

As described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended February 29, 2012, there is uncertainty as to whether we will be able to recognize certain deferred tax assets. Refer to the section captioned, “Three Months Ended February 29, 2012 — Income Tax Rate,” for further information.

Net Income

Net income of $145.2 million for the first nine months of fiscal 2012 compares to net income of $129.7 million for the same period last year. This results in a net margin on sales of 5.4% for both the current and prior period. While organic sales grew by 8.8% during the current period versus net sales for the same period last year, raw material costs and employee compensation, distribution and acquisition-related expenses were higher during the current period versus the same period a year ago. During the nine months ended February 29, 2012, we had net income from noncontrolling interests of $11.8 million versus $10.8 million during the same period a year ago. Net income attributable to RPM International Inc. stockholders was $133.4 million for the nine months ended February 29, 2012, versus $118.9 million for the same period a year ago, for a margin on net sales of 5.0% for the both the current and prior year-to-date period.

Diluted earnings per share of common stock for the first nine months of fiscal 2012 of $1.02 compares with $0.91 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Operating activities provided cash flow of $153.5 million for the first nine months of fiscal 2012 compared with $191.0 million during the same period a year ago, resulting in a net decrease in cash of $37.5 million during the current nine month period versus the same period a year ago.

The net change in cash from operations includes the change in net income, which increased by $15.5 million during this year’s first nine months versus the same period last year; items adjusting net income for non-cash expenses and income, which decreased cash flows by an approximate $13.4 million during this year’s first nine months versus the same period last year; and changes in working capital accounts and all other accruals, which decreased cash flows by $39.6 million during the current period versus the same period last year.

The period decrease in accounts receivable since May 31, 2011 represents a cash inflow of $128.4 million versus the $98.6 million of cash provided by accounts receivable during the first nine months of fiscal 2011, or approximately $29.8 million more cash provided year-over-year. This resulted from the timing of sales and collections on accounts receivable. Days sales outstanding at February 29, 2012 decreased slightly to 67.9 days from 68.0 days sales outstanding at February 28, 2011.

Inventory balances required the use of $25.4 million of cash during the current nine month period, compared with a use of cash of $81.4 million during the same period last year, or $56.0 million less cash used year-over-year. Days of inventory outstanding at February 29, 2012 decreased to 98.9 days from 104.0 days of inventory outstanding at February 28, 2011.

The current year change in accounts payable used $48.8 million more cash during the current year’s first nine month period compared to the same period last year, resulting from a change in the timing of certain payments during the current period versus the same period a year ago. Accrued compensation and benefits used approximately $18.7 million more cash versus the prior year’s first nine months as there were higher bonus payments made during the current year’s first quarter versus the same period a year ago. Other accruals, including those for other short-term and long-term items and changes in accrued loss reserves, used $70.2 million more cash versus the same period last year, due to changes in the timing of such payments. Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity and enhance our administration capabilities. Capital expenditures of $34.4 million during the current year’s first nine months compare with depreciation of $38.8 million. We expect capital spending to begin to exceed depreciation expense during fiscal 2012. At our current capacity, we believe there is adequate production capacity to meet our needs based on anticipated growth rates. Any additional capital expenditures made over the next few years likely will relate primarily to maintenance of existing facilities, certain capacity upgrades, and additional expenditures relating to new products and technology. Not reflected in our capital expenditures is the capacity added through our recent acquisitions of product lines and businesses, which totaled approximately $25.7 million during the first nine months of fiscal 2012. We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our anticipated slight increase in future capital spending levels, will enable us to meet increased demand during the current fiscal year.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At February 29, 2012, the fair value of our investments in marketable securities totaled $116.6 million, of which investments with a fair value of $42.7 million were in an unrealized loss position. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. At May 31, 2011, the fair value of our investments in marketable securities, including $35.8 million in securities held outside of our captives’ investments, totaled $149.6 million, of which investments with a fair value of $21.6 million were in an unrealized loss position. Total pretax unrealized losses recorded in accumulated other comprehensive income at February 29, 2012 and May 31, 2011 were $1.4 million and $1.5 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at February 29, 2012 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at February 29, 2012 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of February 29, 2012, approximately 92% of our consolidated cash and cash equivalents were held at various foreign subsidiaries. Currently, the funds held at our foreign subsidiaries are considered permanently reinvested to be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Although we do not intend to repatriate any significant amounts of these cash balances to the U.S. in the foreseeable future, any repatriation of these balances could be subject to governmental restrictions and U.S. and foreign taxes. However, a portion of the foreign earnings have previously been subject to U.S. taxation and could be repatriated to the U.S. with little or no residual tax impact. We believe that the tax impact of repatriating these previously taxed earnings to the U.S. would not have a material impact on our financial results.

As previously stated, we intend to permanently reinvest the cash and cash equivalents held at our various foreign subsidiaries for foreign expansion and other uses. Due to the uncertainties and complexities involved in the various options for repatriation of foreign cash, including any associated governmental or other restrictions, it is not practicable to calculate the deferred taxes associated with the remittance of these cash balances.

Financing Activities

As a result of the SPHC bankruptcy filing, our access to the cash flows of SPHC and its subsidiaries has been restricted. However, the bankruptcy filing has not resulted in any reductions in our credit ratings by Moody’s Investor Service, Standard & Poors or Fitch Ratings. Therefore, we feel this has not adversely impacted our ability to gain access to capital.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $733.3 million at February 29, 2012. Our debt-to-capital ratio was 46.5% at February 29, 2012, compared with 46.7% at May 31, 2011.

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

As of February 29, 2012, we were in compliance with all covenants contained in our New Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 46.7%, while our interest coverage ratio was 6.99 to 1.

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

The following table summarizes our financial obligations and their expected maturities at February 29, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total Contractual Payment Stream	Payments Due In
		2013	2014-15	2016-17	After 2017
	(In thousands)
Long-term debt obligations	$1,102,698	$3,238	$237,483	$151,901	$710,076
Capital lease obligations	2,251	569	1,123	559
Operating lease obligations	139,364	29,689	41,106	29,324	39,245
Other long-term liabilities (1):
Interest payments on long-term debt obligations	385,381	65,164	117,827	96,475	105,915
Contributions to pension and postretirement plans (2)	286,500	21,800	68,200	64,200	132,300

Total	$1,916,194	$120,460	$465,739	$342,459	$987,536

(1)	Excluded from other long-term liabilities is our liability for unrecognized tax benefits, which totaled $4.8 million at February 29, 2012. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume the required minimum contribution will be contributed.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings, other than the minimum operating lease commitments included in the above Contractual Obligations table. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in, or relationships with, any special purpose entities that are not reflected in our financial statements. At the end of fiscal 2010, we deconsolidated our wholly owned subsidiary, SPHC, and its subsidiaries, from our balance sheet and eliminated the results of SPHC’s operations from our operations beginning on June 1, 2010. We account for our investment in SPHC, which had no value at February 29, 2012 and May 31, 2011, under the cost method (refer to Note 2 to the Consolidated Financial Statements).

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

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 29, 2012 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the third quarter of fiscal 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
December 1, 2011 through December 31, 2011	4,343	$24.57	—	—
January 1, 2012 through January 31, 2012	16,622	$24.57	—	—
February 1, 2012 through February 29, 2012	2,308	$25.81	—	—

Total — Third Quarter	23,273	$24.69	—	—

(1)	All 23,273 shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.’s Amended and Restated 2004 Omnibus Equity and Incentive Plan.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer. (x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer. (x)

101.INS	XBRL Instance Document. (xx)

101.SCH	XBRL Taxonomy Extension Schema Document. (xx)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (xx)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (xx)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (xx)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (xx)

(x)	Filed herewith.
(xx)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibits 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1935, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Robert L. Matejka
Robert L. Matejka
Senior Vice President and Chief Financial Officer

Dated: April 5, 2012