Form 10-K
period 2012-05-31
RPM INTERNATIONAL INC/DE/
filed 2012-07-26
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☑

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Stock as reported on the New York Stock Exchange on November 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $3,043,767,780. For purposes of this information, the 2,260,412 outstanding shares of Common Stock which were owned beneficially as of November 30, 2011 by executive officers and Directors of the Registrant were deemed to be the shares of Common Stock held by affiliates.

As of July 18, 2012, 131,896,543 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2012 Annual Report to Stockholders for the fiscal year ended May 31, 2012 (the “2012 Annual Report to Stockholders”) are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 4, 2012 (the “2012 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2012.

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

BUSINESS

Our subsidiaries manufacture, market and sell various specialty chemical product lines, including high-quality specialty paints, protective coatings, roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of both the industrial and consumer markets. Our family of products includes those marketed under brand names such as API, Carboline, DAP, Dri-Eaz, EUCO, Fibergrate, Flecto, Flowcrete, Grupo PV, Hummervoll, Universal Sealants, illbruck, Rust-Oleum, Stonhard, Tremco, Watco and Zinsser. As of May 31, 2012, our subsidiaries marketed products in approximately 150 countries and territories and operated manufacturing facilities in approximately 82 locations in the United States, Argentina, Australia, Belgium, Canada, Chile, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, Norway, South Africa, Spain, Sweden, the United Arab Emirates and the United Kingdom. Approximately 43% of our sales are generated in international markets through a combination of exports and direct sales in foreign countries. For the fiscal year ended May 31, 2012, we recorded net sales of $3.8 billion.

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

Segment Information

Our business is divided into two reportable segments: the industrial reportable segment (“industrial segment”) and the consumer reportable segment (“consumer segment”). Within each reportable segment, we aggregate several operating segments which comprise individual reporting units and product lines that generally address common markets, utilize similar technologies and are able to share manufacturing or distribution capabilities. The industrial segment (RPM Building Solutions Group, RPM Performance Coatings Group and RPM2 Group), which comprises approximately 67% of our total net sales, includes maintenance and protection products for roofing and waterproofing systems, flooring, corrosion control and other specialty applications. The consumer segment (Rust-Oleum Group and DAP Group) comprises approximately 33% of our total net sales and includes rust-preventative, special purpose and decorative paints, caulks, sealants, primers and other branded consumer products. See Note P, “Segment Information,” of the Notes to Consolidated Financial Statements, which appears in the 2012 Annual Report to Stockholders, and is incorporated herein by reference, for financial information relating to our two reportable segments and financial information by geographic area.

Industrial Segment

Our industrial segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as owners of industrial manufacturing facilities, public institutions and other commercial customers. Our industrial segment generated $2.5 billion in net sales for the fiscal year ended May 31, 2012 and includes the following major product lines and brand names:

RPM Building Solutions Group:

•	waterproofing and institutional roofing systems used in building protection, maintenance and weatherproofing applications marketed under our Tremco, Republic and Vulkem brand names;

•	sealants, tapes and foams that seal and insulate joints in various construction assemblies marketed under our Tremco, illbruck, Dymeric and Spectrem brand names;

•	new residential home weatherization systems marketed under our Tuff-N-Dri, Watchdog Waterproofing and Enviro-Dri brand names;

•	specialized roofing and building maintenance and related services marketed by our Weatherproofing Technologies subsidiary;

•	highly insulated building cladding materials (Exterior Insulating and Finishing Systems, “EIFS”) and related accessories marketed under our FEMA brand;

•	specialty industrial adhesives and sealants marketed under our Pactan brand name; and

•	concrete and masonry additives and related construction chemicals marketed under our EUCO, Increte, PSI and Tamms brand names.

RPM Performance Coatings Group:

•

high-performance polymer flooring systems for industrial, institutional and commercial facilities, as well as offshore and marine structures and cruise, ferry and navy ships marketed under our Stonhard, Flowcrete, Hummervoll and API brand names;

•	industrial and commercial tile systems marketed under our Lock-Tile and Ecoloc brand names;

•	fiberglass reinforced plastic gratings and shapes used for industrial platforms, staircases and walkways marketed under our Fibergrate, Chemgrate, Corgrate and Safe-T-Span brand names;

•

high-performance, heavy-duty corrosion-control coatings, containment linings, fireproofing and soundproofing products and heat and cryogenic insulation products for a wide variety of industrial infrastructure applications marketed under our Carboline, Nullifire, Grupo PV, A/D Fire, Thermo-Lag, Plasite and Perlifoc brand names; and

•

specialty construction products including bridge expansion joints, bridge deck and parking deck membranes, curb and channel drains, highway markings, protective coatings and concrete repair marketed under our Universal Sealants, BridgeCare, StructureCare, Pitchmastic, Nufins, Visul, EnviroKerb, EnviroChannel, EnviroDeck, EnviroGrate and Epoplex brand names.

RPM2 Group:

•	fluorescent colorants and pigments marketed under our Radiant and Dane Color brand names;

•	waterproofing and flooring products marketed under our RPM Belgium brand names;

•	waterproofing and concrete repair products marketed under our Vandex brand name;

•	shellac-based-specialty coatings for industrial and pharmaceutical uses, edible glazes and food coatings marketed under our Mantrose-Haeuser and NatureSeal brand names;

•	EIFS marketed in the U.K. and Canada under the Dryvit brand name;

•	fire and water damage restoration products marketed under the Dri-Eaz, Microban, Unsmoke and Odorx brand names; and

•	professional carpet cleaning and disinfecting products marketed under the Sapphire brand name.

Consumer Segment

Our consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and Australia. Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and to other smaller customers through distributors. Our consumer segment generated $1.2 billion in net sales in the fiscal year ended May 31, 2012 and is composed of the following major product lines and brand names:

Rust-Oleum Group:

•

a broad line of coating products to protect and decorate a wide variety of surfaces for the DIY and professional markets which are sold under several key Rust-Oleum brand names, including Stops Rust, American Accents, Painter’s Touch, Specialty, Professional, Universal, Varathane, Watco, Epoxy Shield, Industrial Choice, Labor Saver, Road Warrior, Sierra Performance, Hard Hat, Mathys, CombiColor, Noxyde, Blackfriar, HiChem and MultiSpec. In addition, Rust-Oleum branded products in Canada are marketed under the Rust-Oleum, Tremclad, Varathane and Zinsser brand names;

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

DAP Group:

•

a complete line of caulks, sealants, adhesives, insulating foam, spackling, glazing, and other general patch and repair products for home improvement and construction marketed through a wide assortment of DAP branded products, including ‘33’, ‘53’, ‘1012’, 4000, 7000, Alex, Alex Fast Dry, Alex Plus, Alex Ultra, Beats The Nail, Blend-Stick, Blockade, Butyl-Flex, Caulk-Be-Gone, Crack Shot, Custom-Patch, DAP 3.0 IS ALL YOU NEED TO KNOW, DAP CAP, DAPtex Plus, DryDex, Dynaflex 230, Dynagrip, Elastopatch, Fast ‘N Final, Kwik Foam, Kwik Seal, Kwik Seal Plus, Mono, Patch Stick, Patch-N-Paint, Plastic Wood, Presto Patch, Quick Plug, Rely-On, Seal ‘N Peel, SIDE Winder, Silicone Plus, StrongStik, Weldwood and Phenoseal, which is a brand of Gloucester Company Inc., which is a subsidiary of DAP Products Inc.

Foreign Operations

For the fiscal year ended May 31, 2012, our foreign manufacturing operations accounted for approximately 41% of our total net trade sales, excluding any direct exports from the United States. Our direct exports from the United States were approximately 2% of our total net trade sales for the fiscal year ended May 31, 2012. In addition, we receive license fees and royalty income from numerous international license agreements, and we also have several joint ventures, which are accounted for under the equity method, operating in various foreign countries. We have manufacturing facilities in Argentina, Australia, Belgium, Canada, Chile, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, Norway, South Africa, Spain, Sweden, the United Arab Emirates and the United Kingdom. We also have sales offices or warehouse facilities in Austria, The Czech

Republic, Finland, Hong Kong, Hungary, India, Japan, Poland, Russia, South Africa, Singapore, Switzerland and several other countries. Information concerning our foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition, which appears in the 2012 Annual Report to Stockholders, and is incorporated herein by reference.

Competition

We conduct our business in highly competitive markets, and all of our major products face competition from local, regional and national firms. Our markets, however, are fragmented, and we do not face competition across all of our products from any one competitor in particular. Several of our competitors have access to greater financial resources and larger sales organizations than we do. While third-party figures are not necessarily available with respect to the size of our position in the market for each of our products, we believe that we are a major producer of caulks, sealants, patch-and-repair products for the general consumer as well as for the residential building trade; roofing systems; urethane sealants and waterproofing materials; aluminum coatings; cement-based paints; hobby paints; industrial-corrosion-control products; fireproofing; consumer rust-preventative coatings; polymer floorings; fluorescent coatings and pigments; fiberglass-reinforced-plastic gratings; and shellac-based coatings. However, we do not believe that we have a significant share of the total protective coatings market (on a world-wide basis). The following is a summary of the competition that our key products face in the various markets in which we compete:

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

Industrial Protective Coatings Products.    Anti-corrosion protective coatings and fireproofing must withstand the destructive elements of nature and operating processes under harsh environments and conditions. Some of the larger consumers of high-performance protective and corrosion control coatings and fireproofing are the oil and gas, pulp and paper, petrochemical, shipbuilding, public utility and bridge and highway industries. In the public sector, corrosion control coatings are used on structures such as bridges and in water and wastewater treatment plants. These markets are highly fragmented. We and our competitors compete for market share by supplying a wide variety of high-quality products and by offering customized solutions. Our industrial coating products are marketed primarily under our Carboline, Plasite, Nullifire, A/D Fire, Thermo-lag, Perlifoc and Epoplex brand names.

Roofing Systems Products

In the roofing industry, re-roofing applications have historically accounted for three-quarters of U.S. demand, with the remaining quarter generated by new roofing applications. The largest manufacturers of roofing systems products focus primarily on residential roofing as well as single-ply systems for low-end, commercial and institutional applications, competing mainly on price and, to a lesser degree, service. In contrast, we compete primarily for the higher-end, multi-ply and modified bitumen applications in the built-up and low-slope roofing industry. This specialty niche within the larger market tends to exhibit fewer commodity-market characteristics, with customers valuing the greater protection and longer life provided by these roofing systems, as well as ongoing maintenance, inspection and technical services. We are also very active in the growing market of sustainable roofing systems. Typical customers demanding higher-performance roofing systems include governmental facilities, universities, schools, hospitals, museums and certain manufacturing facilities. Our roofing systems are primarily marketed under our Tremco brand.

Construction Chemical Products

Flooring Systems Products.    Polymer flooring systems are used in industrial, commercial and, to a lesser extent, residential applications to provide a smooth, seamless surface that is impervious to penetration by water and other substances while being easy to clean and maintain. These systems are particularly well-suited for clean environments such as pharmaceutical, food and beverage and healthcare facilities. In addition, the fast installation time and long-term durability of these systems and products make them ideal for industrial floor repair and restoration. Polymer flooring systems are based on epoxy polyurethane and methylmethacrylate resins. Most of these flooring systems are applied during new construction, but there is also a significant repair and renovation market. Key performance attributes in polymer flooring systems that distinguish competitors for these applications include static control, chemical resistance, contamination control, durability and aesthetics. We market our flooring systems under the Stonhard, Flowcrete and Hummervoll and API brand names.

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

Sealants, Waterproofing, Concrete and Masonry Products.    Sealants, which are used primarily for commercial buildings, include urethane, silicone, latex, butyl and hybrid technology products, and are designed to be installed in construction joints for the purpose of providing an air and water-tight seal. Waterproof coatings, usually urethane based, are installed in exposed and buried applications to waterproof and protect concrete. Structural and traffic bearing membranes are used in a variety of applications for bridge deck construction and restoration and the protection and preservation of parking structures. In the concrete and masonry additives market, a variety of chemicals and fibers can be added to concrete and masonry to improve the processability, performance, or appearance of these products. Chemical concrete admixtures are typically grouped according to their functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. The key attributes that differentiate competitors for these applications include quality assurance, on-the-job consultation and value-added, highly engineered products. We primarily offer products marketed under our Tremco, EUCO, illbruck, Tamms, Republic, Vulkem, Dymeric, Increte, Tuff-N-Dri, Nufins, StructureCare, BridgeCare, Pitchmastic, Watchdog Waterproofing, PSI, Tuf-Strand and Enviro-Dri brand names for this line of business.

Intellectual Property

Our intellectual property portfolios include valuable patents, trade secrets and know-how, domain names, trademarks, trade and brand names. In addition, through our subsidiaries, we continue to conduct significant research and technology development activities. Among our most significant intangibles are our Rust-Oleum®, Carboline®, DAP®, illbruck® and Tremco® trademarks.

Rust-Oleum Brands Company and some of our other subsidiaries own more than 900 trademark registrations or applications in the United States and numerous other countries for the trademark “Rust-Oleum®”

and other trademarks covering a variety of rust-preventative, decorative, general purpose, specialty, industrial and professional coatings sold by Rust-Oleum Corporation and related companies.

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

Raw Materials

The sources and availability of the raw materials we use in our business continue to be adequate to meet our current and projected needs. Over the past 12 months, the first 3 quarters saw a continuation of raw material costs steadily increasing due to increasing global demand, unusually high planned and unplanned raw material production shutdowns, certain lower-than-normal global crop yields, escalating energy and related feedstock costs, continued weak U.S. dollar currency, increasing China export controls and tariffs, improved supplier pricing discipline, and decreasing natural gas costs relative to the cost of oil, which has caused cracking optimization and, therefore, a reduction in the supply of certain materials. The latest quarter has seen raw material cost increases abate or cease, with some initial cost decreases. The primary cause is globally weak material demand. On a long-term basis, we anticipate the costs of the raw materials we use will continue to be subject to upward pressure.

Seasonal Factors

Our business is dependent, to a significant extent, on external weather factors. We historically experience stronger sales and net income in our first, second and fourth fiscal quarters, which are the three month periods ending August 31, November 30 and May 31, respectively, while we have experienced weaker performance in our third fiscal quarter.

Customers

Ten large consumer segment customers, such as DIY home centers, on a combined basis represented approximately 22%, 23%, and 22% of our total net sales for the fiscal years ended May 31, 2012, 2011 and 2010, respectively. Except for sales to these customers, our business is not dependent upon any one customer or small group of customers, but is largely dispersed over a substantial number of customers.

Backlog

We historically have not had a significant backlog of orders, and we did not have a significant backlog at May 31, 2012.

Research and Development

Our research and development work is performed at various laboratory locations. During fiscal years 2012, 2011 and 2010, we spent approximately $45.4 million, $40.9 million and $41.3 million, respectively, on research and development activities. In addition to this laboratory work, we view our field technical service as being integral to the success of our research activities. Our research and development activities and our field technical service costs are both included as part of our selling, general and administrative expenses.

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

We have incurred in the past, and will continue to incur in the future, costs to comply with environmental laws. Environmental laws and regulations are complex, change frequently and have tended to become increasingly stringent over time. In addition, the related costs may vary depending on the particular facts and development of new information. As a result, our operating expenses and continuing capital expenditures related to compliance with environmental laws may increase, and more stringent standards also may limit our operating flexibility. A significant increase in these costs and capital expenditures could adversely affect our business, results of operations, financial condition or cash flows. In addition, to the extent hazardous materials exist on or under our real property, the value and future use of that real property may be adversely affected. For information regarding environmental accruals, see Note O (Contingencies and Loss Reserves) of the Notes to our Consolidated Financial Statements, which appears in the 2012 Annual Report to Stockholders, and is incorporated herein by reference. For more information concerning certain environmental matters affecting us, see “Item 3 — Legal Proceedings — Environmental Proceedings” in this Annual Report on Form 10-K.

Employees

As of May 31, 2012, we employed 9,713 persons, of whom 790 were represented by unions under contracts which expire at varying times in the future. We believe that all relations with employees and their unions are good.

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

•

the outcome of negotiations with a committee of asbestos personal injury claimants and other participants in the Chapter 11 proceedings, concerning, among other things, the size and structure of a trust to satisfy the asbestos liability and the means for funding that trust; and

•

the Bankruptcy Court’s decisions relating to numerous substantive and procedural aspects of the Chapter 11 proceedings, including with regard to the length of time the existing preliminary injunction that prohibits derivative asbestos liability lawsuits and other actions from being brought against RPM International and other non-filing affiliates of the filing entities remains in effect, any shaping litigation regarding asbestos claims, and estimation of the aggregate asbestos liability of the filing entities.

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

As a result of the Chapter 11 filing, the filing entities are precluded from paying dividends to shareholders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within the RPM group of companies (the “Pre-Petition Intercompany Payables”) and other pre-petition creditors during the pendency of the Chapter 11 proceedings, without the Bankruptcy Court’s approval. Moreover, no assurances can be given that any of the Pre-Petition Intercompany Payables will be paid or otherwise satisfied in connection with the confirmation of a SPHC plan of reorganization. As of May 30, 2010, the day prior to the Chapter 11 filing, SPHC and its subsidiaries had Pre-Petition Intercompany Payables of approximately $209.6 million and pre-petition intercompany receivables from other entities within the RPM group of companies (other than subsidiaries of SPHC) of approximately $87.3 million.

We also expect that in the Chapter 11 proceedings, various claims may be asserted against RPM International, including allegations that we are liable for the asbestos-related liabilities of the filing entities. Although we believe we have no responsibility for liabilities of the filing entities, we cannot assure you that the resolution of such claims, or the perception that RPM International may have a risk of exposure to liability for the asbestos-related liabilities of the filing entities, will not have a material adverse effect on our financial condition, results of operations or the market price of our securities. Moreover it is uncertain whether, and to what extent, we may have to contribute to an asbestos trust or whether any channeling injunction entered in connection with a plan of reorganization will extend to all non-filing affiliates of the filing entities, including RPM International.

Our operations have been adversely affected by global market and economic conditions.

The late-2000s global recession had an adverse effect on our operating results. Both of our segments felt the impact of the global economic decline. Although we have seen our operations rebound since then, our operations could be adversely affected by global economic conditions if global markets were to decline in the future. The late-2000s recession resulted, and future economic declines may result, in decreased revenue, gross margin, earnings or growth rates and difficulty in managing inventory levels and collection of customer receivables. We also have experienced, and expect to continue to experience, increased competitive pricing pressure. In addition, customer difficulties have resulted, and could result in the future, in increases in bad debt write-offs and adjustments to our allowance for doubtful accounts receivable.

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

As of May 31, 2012, we had approximately $1.2 billion in goodwill and other intangible assets. The Accounting Standards Codification (“ASC”) section 350 requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise, using either a qualitative assessment or a fair-value approach at the reporting unit level. We perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, as of the first day of our fourth fiscal quarter. The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, which is a subjective process that takes into account both internal and external factors. Impairment assessment requires the use of significant judgment with regard to estimates and assumptions surrounding future results of operations and cash flows. For the fiscal years ended May 31, 2012, 2011 and 2010, our impairment testing did not result in any impairment loss. In the future, if global economic conditions were to decline significantly, or if our reporting units experienced significant declines in business, we may incur substantial non-cash goodwill and other intangible asset impairment charges. The amount of any such impairment charge could have a material adverse effect on our results of operations.

Our significant amount of indebtedness could have a material adverse impact on our business.

Our total debt levels were essentially unchanged at May 31, 2012 from $1.1 billion at May 31, 2011, which compares with $1.2 billion in stockholders’ equity at May 31, 2012. Our level of indebtedness could have important consequences. For example, it could:

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

The markets in which we operate are fragmented, and we do not face competition from any one company across all of our product lines. However, any significant increase in competition, as a result of the consolidation of competitors or otherwise, may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced gross profit margins. Increased competition may also impair our ability to grow or to maintain our current levels of revenues and earnings. Companies that compete in our markets include Akzo Nobel, Ferro, H.B. Fuller, Masco, PPG, Sherwin-Williams and Valspar. Several of these companies are much larger than we are and may have greater financial resources than we do. Increased competition with these companies could prevent the institution of price increases or could require price reductions or increased spending to maintain our market share, any of which could adversely affect our results of operations.

We depend on a number of large customers for a significant portion of our net sales and, therefore, significant declines in the level of purchases by any of these key customers could harm our business.

Some of our operating companies, particularly in the consumer segment, face a substantial amount of customer concentration. Our key consumer segment customers include Ace Hardware, Cotter & Company, Do It Best, The Home Depot, Lowe’s, Menards, Orgill, Rona, Wal-Mart and W.W. Grainger. Sales to our ten largest consumer segment customers accounted for approximately 22%, 23% and 22% of our total net sales for the fiscal years ended May 31, 2012, 2011 and 2010, respectively, and 67%, 68% and 69%, respectively, of the consumer segment’s net sales for those same fiscal years. If we were to lose one or more of our key customers, or experience a delay or cancellation of a significant order, or incur a significant decrease in the level of purchases from any of our key customers, or experience difficulty in collecting amounts due from a key customer, our net revenues could decline and our operating results could be reduced materially.

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

We are subject to numerous environmental laws and regulations in the U.S., Canada and other foreign countries where we conduct business. Governmental and regulatory authorities impose various laws and regulations on us that relate to environmental protection, the sale and export of certain chemicals or hazardous materials, and various health and safety matters, including the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes, the use of certain chemicals in product formulations, and the investigation and remediation of soil and groundwater affected by hazardous substances. These laws and regulations include the Clean Air Act, the Clean Water Act, RCRA, CERCLA, TSCA, and various other federal, state, provincial, local and international statutes. In addition, these laws and regulations often impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up our or our predecessors’ past or present facilities and third party disposal sites. We are currently undertaking remedial activities at a number of facilities and properties and have received notices under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or analogous state laws of liability or potential liability in connection with the disposal of material from our current or former operations. Further, we also could be subject to future liability resulting from conditions that are currently unknown to us that could be discovered in the future.

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

Our foreign manufacturing operations accounted for approximately 41% of our net trade sales for the fiscal year ended May 31, 2012, not including exports directly from the U.S. which accounted for approximately 2% of our net trade sales for fiscal 2012. Our international operations could be adversely affected by changes in political and economic conditions, inflation rates, trade protection measures, restrictions on foreign investments and repatriation of earnings, changing intellectual property rights, difficulties in staffing and managing foreign operations and changes in regulatory requirements that restrict the sales of our products or increase our costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in material volatility in our costs and earnings and may also adversely affect the carrying values of our assets located outside the U.S.

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

Item 1B.    Unresolved Staff Comments.

Not Applicable.

Item 2.    Properties.

Our corporate headquarters and a plant and offices for one subsidiary are located on a 119-acre site, which we own in Medina, Ohio. As of May 31, 2012, our operations occupied a total of approximately 10.2 million square feet, with the majority, approximately 8.1 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 10.2 million square feet occupied, approximately 5.3 million square feet are owned and approximately 4.9 million square feet are occupied under operating leases.

Set forth below is a description, as of May 31, 2012, of our principal facilities which we believe are material to our operations:

Location	Business/Segment	Approximate Square Feet Of Floor Space	Leased or Owned
Pleasant Prairie, Wisconsin	Rust-Oleum (Consumer)	303,200	Owned
Toronto, Ontario, Canada	Tremco (Industrial)	207,160	Owned
Dayton, Nevada	Carboline (Industrial)	184,533	Owned
Newark, New Jersey	Rust-Oleum (Consumer)	182,418	Owned
Cleveland, Ohio	Euclid Chemical (Industrial)	178,838	Owned
Cleveland, Ohio	Tremco (Industrial)	160,300	Owned
Bodenwoehr, Germany	illbruck (Industrial)	151,171	Owned
Baltimore, Maryland	DAP (Consumer)	144,200	Owned
Hagerstown, Maryland	Rust-Oleum (Consumer)	143,000	Owned
Arkel, Netherlands	illbruck (Industrial)	140,067	Owned
Tipp City, Ohio	DAP (Consumer)	140,000	Owned
Zelem, Belgium	Rust-Oleum (Consumer)	136,150	Owned
Attelboro, Massachusetts	Rust-Oleum (Consumer)	133,650	Owned
Dallas, Texas	DAP (Consumer)	130,000	Owned
Lake Charles, Louisiana	Carboline (Industrial)	114,287	Owned
Lesage, West Virginia	Rust-Oleum (Consumer)	112,000	Owned
Somerset, New Jersey	Rust-Oleum (Consumer)	110,000	Owned
Wigan, Lanc, United Kingdom	Tremco (Industrial)	106,020	Owned
Maple Shade, New Jersey	Stonhard (Industrial)	77,500	Owned
Kenosha, Wisconsin	Rust-Oleum (Consumer)	600,000	Leased
Vaughan, Ontario, Canada	Rust-Oleum (Consumer)	213,847	Leased
Baltimore, Maryland	DAP (Consumer)	168,555	Leased
Williamsport, Maryland	Rust-Oleum (Consumer)	162,058	Leased
Burlington, Washington	RPM2 (Industrial)	113,875	Leased

We lease certain of our properties under long-term leases. Some of these leases provide for increased rent based on an increase in the cost-of-living index. For information concerning our rental obligations, see Note K (Leases) of the Notes to Consolidated Financial Statements, which appears in the 2012 Annual Report to Stockholders and is incorporated herein by reference. Under many of our leases, we are obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.

We believe that our manufacturing plants and office facilities are well maintained and suitable for our operations.

Item 3.    Legal Proceedings.

Asbestos Litigation and the Bankruptcy Filings by SPHC and Bondex

On May 31, 2010, Bondex International, Inc. (“Bondex”) and its parent, Specialty Products Holding Corp. (“SPHC”), filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). SPHC is the parent company of Bondex and also serves as the parent company for various operating companies that are not part of the reorganization filing, including Chemical Specialties Manufacturing Corp., Day-Glo Color Corp., Dryvit Systems, Inc. through Dryvit Holdings, Inc., Guardian Protection Products Inc., Kop-Coat Inc., TCI, Inc. and RPM Wood Finishes Group, Inc. (collectively with SPHC and Bondex, the “Deconsolidated Group”). SPHC and Bondex (the “filing entities”) took this action as a means to permanently and comprehensively resolve all pending and future asbestos-related liability claims associated with Bondex and SPHC. As a result of the filing, all litigation related to Bondex and SPHC asbestos personal injury claims has been stayed, with the exception of the cases referred to in Note A(2) to the Consolidated Financial Statements with respect to which the stay was lifted. The Chapter 11 proceedings will enable the filing entities to establish a section 524(g) trust accompanied by a court order that will direct all existing and future SPHC-related and Bondex-related claims to such trust, which will then compensate only meritorious claims at appropriate values. See Item 1A — “Risk Factors” for further information concerning the effects of the Chapter 11 proceedings.

In accordance with generally accepted accounting principles, when a subsidiary whose financial statements were previously consolidated with those of its parent (as SPHC’s were with ours) becomes subject to the control of a government, court, administrator or regulator (including filing for protection under the Bankruptcy Code), whether solvent or insolvent, deconsolidation of that subsidiary is generally required. As discussed in Note A(2) to the Consolidated Financial Statements, our investment in SPHC is recorded under the cost method effective May 31, 2010. The cost method requires us to present the net assets of SPHC at May 31, 2010, as an investment and not recognize any income or loss from SPHC in our results of operations during the reorganization period. Our net investment in SPHC is carried at a zero value. When SPHC emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note N to the Consolidated Financial Statements for further information.

Environmental Proceedings

In May 2012, the South Coast Air Quality Management District, a political subdivision of the State of California with responsibility for air pollution control within Orange County and designated portions of Los Angeles, Riverside, and San Bernardino Counties (the “District”), entered into a Settlement Agreement (the “Rust-Oleum Settlement Agreement”) with Rust-Oleum Corporation (“Rust-Oleum”) concerning alleged violations by Rust-Oleum of the District’s regulations in connection with Rust-Oleum’s facility located within the District (the “Rust-Oleum Facility”). In settlement of the District’s claims for civil monetary penalties associated with the alleged manufacture, supply, sale, and offer for sale, for use within the District of architectural coatings containing volatile organic compounds (“VOC”) in excess of stated VOC limits, Rust-Oleum has agreed to pay a cash penalty of $300,000. In addition, Rust-Oleum has agreed to pay a suspended penalty of $75,000 if Rust-Oleum violates any District rule or regulation regarding architectural coatings within one year following the date of the Rust-Oleum Settlement Agreement.

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

Item 4.    Mine Safety Disclosures

Not applicable.

Item 4A.    Executive Officers of the Registrant*.

The name, age and positions of each of our Executive Officers as of July 26, 2012 are as follows:

Name	Age	Position and Offices Held
Frank C. Sullivan	51	Chairman and Chief Executive Officer
Ronald A. Rice	49	President and Chief Operating Officer
Paul G. P. Hoogenboom	52	Senior Vice President — Manufacturing and Operations and Chief Information Officer
Russell L. Gordon	46	Vice President and Chief Financial Officer
Edward W. Moore	55	Vice President, General Counsel and Chief Compliance Officer
Matthew T. Ratajczak	44	Vice President — Global Taxes and Treasurer
Barry M. Slifstein	52	Vice President — Investor Relations and Planning
Keith R. Smiley	50	Vice President — Finance and Controller

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

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

Russell L. Gordon was elected Vice President and Chief Financial Officer in 2012. Prior to that time, Mr. Gordon was the Company’s Vice President — Corporate Planning from 2007 to 2012. Mr. Gordon joined the Company as Director of Corporate Development in 1995. Prior to joining the Company, Gordon held various financial positions in corporate treasury and control as well in the Specialty Chemicals Division of Goodrich Corporation. He previously was an industrial engineer at VLSI Technology Inc.

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

Matthew T. Ratajczak was elected Vice President — Global Taxes and Treasurer in 2012. Mr. Ratajczak joined the Company as director of taxes in 2004 and was elected Vice President — Global Taxes in 2005. Prior to joining the Company, he was Director of Global Tax for Noveon, Inc., a specialty chemicals company, and began his career with Ernst & Young LLP.

Barry M. Slifstein was elected Vice President – Investor Relations and Planning in 2012. Mr. Slifstein was Vice President and Controller from 2008 to 2012. Previously, Mr. Slifstein was Vice President of Finance, Chief Financial Officer and Treasurer of our DAP Products Inc. operating group, where he was employed from 1999 to 2008. Mr. Slifstein was Finance Director of Alpharma USPD Inc., a global specialty pharmaceutical company from 1998 to 1999, and Corporate Controller for Luitpold Pharmaceuticals Inc., a manufacturer and distributor of various drugs and medical devices from 1995 to 1998.

Keith R. Smiley was elected Vice President — Finance and Controller in 2012. Prior to that time, Mr. Smiley was the Company’s Vice President — Treasurer and Assistant Secretary since 1999, and served as Treasurer of the Company since 1997. From 1993 to 1997, Mr. Smiley was the Company’s Controller. Prior to joining the Company, he was associated with Ciulla, Smith and Dale, LLP., an accounting firm.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth at page 67 of the 2012 Annual Report to Stockholders under the heading “Quarterly Stock Price and Dividend Information” is incorporated herein by reference.

The following table presents information about repurchases of RPM International Inc. Common Stock made by us during the fourth quarter of fiscal 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
March 1, 2012 through March 31, 2012	—	$—	—	—
April 1, 2012 through April 30, 2012	3,712	$26.41	—	—
May 1, 2012 through May 31, 2012	11,876	$26.36	—	—

Total — Fourth Quarter	15,588	$26.37	—	—

(1)	All of the shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.’s Amended and Restated 2004 Omnibus Equity and Incentive Plan, the 2003 Restricted Plan for Directors, the 1997 Restricted Stock Plan and the 2007 Restricted Stock Plan.

(2)	Refer to Note G of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.    Selected Financial Data.

The following table sets forth our selected consolidated financial data for each of the five years during the period ended May 31, 2012. The data was derived from our annual Consolidated Financial Statements which have been audited by Ernst & Young LLP, our independent accountants for the five fiscal years ended May 31, 2012.

	Fiscal Years Ended May 31,
	2012	2011	2010	2009	2008(1)
	(Amounts in thousands, except per share and percentage data)
Net sales	$3,777,416	$3,381,841	$3,412,716	$3,368,167	$3,643,791
Income before income taxes	328,289	295,053	268,454	180,868	34,007
Net income	233,763	203,168	181,127	119,616	44,428
Return on sales %	6.2%	6.0%	5.3%	3.6%	1.2%
Basic earnings (loss) per share attributable to RPM International Inc. Stockholders	$1.65	$1.46	$1.40	$0.93	$0.36
Diluted earnings (loss) per share attributable to RPM International Inc. Stockholders	1.65	1.45	1.39	0.93	0.36
Total RPM International Inc. stockholders’ equity	1,183,656	1,263,164	1,079,473	1,143,671	1,136,556
Total RPM International Inc. stockholders’ equity per share	9.24	9.91	8.50	9.05	9.46
Return on total RPM International Inc. stockholders’ equity %	19.1%	17.3%	16.2%	10.5%	4.0%
Average shares outstanding	128,130	127,403	127,047	126,373	120,151
Cash dividends paid	$112,153	$108,585	$105,430	$101,836	$90,638
Cash dividends declared per share	0.855	0.835	0.815	0.790	0.745
Retained earnings	686,818	583,035	502,562	427,955	412,314
Working capital	1,051,545	1,132,681	818,667	703,754	937,614
Total assets	3,560,020	3,515,029	3,004,024	3,409,921	3,763,567
Long-term debt	1,112,952	1,106,304	924,308	762,295	1,066,687
Depreciation and amortization	73,698	72,753	84,253	85,144	85,366
Cash from operating activities	294,872	238,166	203,936	266,995	234,714
Cash (used for) investing activities	(267,322)	(105,940)	(126,953)	(81,547)	(169,214)
Cash from (used for) financing activities	(117,441)	57,717	(98,629)	(138,604)	(11,523)

Note:	Acquisitions made by us during each of the periods presented and the deconsolidation of SPHC, which occurred on May 31, 2010, may impact comparability from year to year (See Note A, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements).

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(1)	Reflects the impact of asbestos-related charges of $288.1 million ($185.1 million after-tax) in 2008 (see Note N, “Reorganization Proceedings of Certain Subsidiaries,” to the Consolidated Financial Statements).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is set forth at pages 22 through 34 of the 2012 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth at page 33 of the 2012 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

The information required by this item is set forth at pages 35 through 67 and 69 of the 2012 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 31, 2012 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of Ernst & Young LLP, our independent registered public accounting firm, are set forth at pages 68 and 70, respectively, of the 2012 Annual Report to Stockholders, which reports are incorporated herein by reference.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information required by this item as to our Directors appearing under the caption “Election of Directors” in our 2012 Proxy Statement is incorporated herein by reference. Information required by this item as to our Executive Officers is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 2012 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. Information required by Items 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is set forth in the 2012 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

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

Item 11.    Executive Compensation.

The information required by this item is set forth in the 2012 Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2012 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2012 Proxy Statement under the headings “Related Person Transactions” and “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The information required by this item is set forth in the 2012 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Related Fee Arrangements,” which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this 2012 Annual Report on Form 10-K:

1. Financial Statements.    The following consolidated financial statements of RPM and the report of our independent registered public accounting firm thereon, included in our 2012 Annual Report to Stockholders on pages 35 through 67 and 69, are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets —

May 31, 2012 and 2011

Consolidated Statements of Income —

fiscal years ended May 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity —

fiscal years ended May 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows —

fiscal years ended May 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements (including Unaudited Quarterly Financial Information)

2. Financial Statement Schedules.    The following consolidated financial statement schedule of RPM and the report of our independent registered public accounting firm thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements included in our 2012 Annual Report to Stockholders:

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
Frank C. Sullivan Chairman and Chief Executive Officer

Date: July 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated this 26th Day of July, 2012.

Signature	Title

/s/ Frank C. Sullivan Frank C. Sullivan	Chairman, Chief Executive Officer and a Director (Principal Executive Officer)

/s/ Russell L. Gordon Russell L. Gordon	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Keith R. Smiley Keith R. Smiley	Vice President-Finance and Controller (Principal Accounting Officer)

/s/ Thomas C. Sullivan Thomas C. Sullivan	Chairman Emeritus and a Director

/s/ John P. Abizaid John P. Abizaid	Director

/s/ Bruce A. Carbonari Bruce A. Carbonari	Director

/s/ David A. Daberko David A. Daberko	Director

/s/ Thomas S. Gross Thomas S. Gross	Director

/s/ James A. Karman James A. Karman	Director

/s/ Frederick R. Nance Frederick R. Nance	Director

/s/ William A. Papenbrock William A. Papenbrock	Director

/s/ Charles A. Ratner Charles A. Ratner	Director

Signature	Title

/s/ William B. Summers, Jr. William B. Summers, Jr.	Director

/s/ Dr. Jerry Sue Thornton Dr. Jerry Sue Thornton	Director

/s/ Joseph P. Viviano Joseph P. Viviano	Director

RPM INTERNATIONAL INC.

Exhibit Index

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the Company	Registration Statement on Form S-8 (File No. 333-101501)	November 27, 2002
3.2	Amended and Restated By-Laws of the Company	Current Report on Form 8-K (File No. 001-14187)	April 27, 2009
4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Company	Registration Statement on Form S-8 (File No. 333-101501)	November 27, 2002
4.2	Rights Agreement, dated April 21, 2009, by and between the Company and National City Bank, as Rights Agent	Current Report on Form 8-K (File No. 001-14187)	April 27, 2009
4.3	Indenture, dated as of December 9, 2003, between the Company, as issuer, and The Bank of New York, as trustee, with respect to the 6.25% Senior Notes Due 2013	Registration Statement on Form S-4 (333-114259)	April 7, 2004
4.3.1	Specimen Note Certificate of 6.25% Senior Notes Due 2013	Annual Report on Form 10-K (File No. 001-14187)	August 16, 2004
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

Order dated October 9, 2009 for the

6.125% Notes due 2019 (which

includes the form of Note) issued

pursuant to the Indenture, dated as of

February 14, 2008, between the Company

and The Bank of New York Mellon Trust

Company, N.A.

		Current Report on Form 8-K (File No. 001-14187)	October 8, 2009

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
4.7

Officers’ Certificate and Authentication

Order dated May 27, 2011 for the

6.125% Notes due 2019 (which

includes the form of Note) issued

pursuant to the Indenture, dated as of

February 14, 2008, between the Company

and The Bank of New York Mellon Trust

Company, N.A.

		Current Report on Form 8-K (File No. 001-14187)	May 27, 2011
10.1

Credit Agreement among RPM International

Inc., the Borrowers party thereto, the

Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated

January 5, 2011 (terminated as of June 29, 2012)

		Quarterly Report on Form 10-Q (File No. 001-14187)	January 7, 2011
10.1.1	Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, date June 29, 2012	Current Report on Form 8-K (File No. 001-14187)	July 6, 2012
10.2	Amended and Restated Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated as of April 7, 2009	Current Report on Form 8-K (File No. 001-14187)	April 13, 2009
10.2.1	Amendment No. 1 to Amended and Restated Receivables Sale Agreement, dated February 18, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2010
10.3

Receivables Purchase Agreement, among

RPM Funding Corporation, RPM

International Inc., as Servicer, Fifth

Third Bank, and Wachovia Bank, National

Association, individually and as

Administrative Agent, dated as of April

7, 2009

		Current Report on Form 8-K (File No. 001-14187)	April 13, 2009
10.3.1	Amendment No. 1 to Receivables Purchase Agreement, dated May 29, 2009	Current Report on Form 8-K (File No. 001-14187)	June 4, 2009
10.3.2	Amendment No. 2 to Receivables Purchase Agreement, dated February 18, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2010
10.3.3	Amendment No. 3 to Receivables Purchase Agreement, dated May 28, 2010	Current Report on Form 8-K (File No. 001-14187)	June 4, 2010
10.3.4	Amendment No. 4 to Receivables Purchase Agreement, dated July 29, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2010
10.3.5	Amendment No. 5 to Receivables Purchase Agreement, dated May 31, 2011	Current Report on Form 8-K (File No. 001-14187)	June 6, 2011
*10.4	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Frank C. Sullivan, Chairman and Chief Executive Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
*10.5

Form of Amended and Restated Employment

Agreement, by and between the Company

and each of Ronald A. Rice, President

and Chief Operating Officer; and Paul G.P. Hoogenboom, Senior Vice President — Manufacturing and

Operations, Chief Information Officer

		Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.6	Amended and Restated Employment Agreement, by and between the Company and Edward W. Moore, Vice President, General Counsel and Chief Compliance Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2011
*10.6.1	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.7	RPM International Inc. 1996 Key Employees Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	November 27, 2002
*10.7.1	Amendment No. 1 to RPM International Inc. 1996 Stock Option Plan	Annual Report on Form 10-K (File No. 001-14187)	August 27, 1998
*10.7.2	Amendment to RPM International Inc. 1996 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	May 3, 2001
*10.7.3	Amendment No. 3 to RPM International Inc. 1996 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	November 27, 2002
*10.7.4	Form of Stock Option Agreement to be used in connection with the RPM International Inc. 1996 Stock Option Plan, as amended	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.8	RPM International Inc. Benefit Restoration Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2001
*10.8.1	Amendment No. 1 to the RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003
*10.8.2	Amendment No. 2 to RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.9	RPM International Inc. Deferred Compensation Plan, as Amended and Restated Generally, effective January 1, 2005	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.9.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
10.10	Second Amendment and Restated Collection Account Agreement, dated July 29, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2010
*10.11	RPM, Inc. 1997 Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.11.1	First Amendment to the RPM, Inc. 1997 Restricted Stock Plan, effective as of October 1, 1998	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002
*10.11.2	Second Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002
*10.11.3	Third Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.11.4	Fourth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003
*10.11.5	Fifth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 16, 2004
*10.11.6	Sixth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007
*10.11.7	Seventh Amendment to the RPM International Inc. 1997 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.12	RPM International Inc. 2003 Restricted Stock Plan for Directors	Quarterly Report on Form 10-Q (File No. 001-14187)	January 14, 2004
*10.12.1	Amendment No. 1 to the RPM International Inc. 2003 Restricted Stock Plan for Directors	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007
*10.12.2	Amendment No. 2 to the RPM International Inc. 2003 Restricted Stock Plan for Directors, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.13	RPM International Inc. Amended and Restated 2004 Omnibus Equity and Incentive Plan, effective July 21, 2009	Definitive Proxy Statement (File No. 001-14187)	August 27, 2009
*10.13.1	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement (for grants prior to October 10, 2008)	Annual Report on Form 10-K (File No. 001-14187)	August 15, 2005
*10.13.2	Form of Stock Appreciation Rights Agreement (for grants prior to October 10, 2008)	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2005
*10.13.3	Form of Performance-Contingent Restricted Stock (PCRS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 7, 2011

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
*10.13.4	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009
*10.13.5	Form of Stock Appreciation Rights Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009
*10.14	RPM International Inc. 2007 Restricted Stock Plan	Current Report on Form 8-K (File No. 001-14187)	October 12, 2006
*10.14.1	Amendment No. 1 to the RPM International Inc. 2007 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.15	RPM International Inc. Amended and Restated Incentive Compensation Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	October 9, 2007
*10.16	Consultancy Agreement between RPM International Inc. and Robert L. Matejka, effective January 16, 2008 (terminated as of April 30, 2010)	Current Report on Form 8-K (File No. 001-14187)	January 18, 2008
*10.17	Change in Control Agreement, effective April 20, 2010, by and between the Company and Robert L. Matejka (xx)	Annual Report on Form 10-K (File No. 001-14187)	July 29, 2010
13.1	Portions of RPM International Inc.’s 2012 Annual Report to Stockholders (x)
21.1	Subsidiaries of the Company (x)
23.1	Consent of Independent Registered Public Accounting Firm (x)
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer (x)
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer (x)
32.1	Section 1350 Certification of the Company’s Chief Executive Officer (xx)
32.2	Section 1350 Certification of the Company Chief Financial Officer (xx)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Management contract or compensatory plan or arrangement.
(x)	Filed herewith.
(xx)	Furnished herewith.

SCHEDULE II

RPM International Inc. and Subsidiaries

Valuation And Qualifying Accounts and Reserves

(In thousands)	Balance at Beginning of Period	Additions Charged to Selling, General and Administrative		Acquisitions (Disposals) of Businesses and Reclassifications			(Deductions) Additions		Impact of Deconsolidation (4)			Balance at End of Period
Year Ended May 31, 2012
Current:
Allowance for doubtful accounts	$27,597		$5,811		$—		$(6,901	)(1)	$			$26,507

Accrued product liability reserves	$37,941		$6,221		$105	(3)	$(6,759	)(2)	$			$37,508

Accrued loss reserves	$4,357		$(310)		$1,316		$(1,783	)(2)	$			$3,580

Noncurrent:
Accrued product liability	$2,905		$178		$(105	)(3)	$(158	)(2)	$			$2,820

Environmental reserves	$4,693		$(631)	$			$(110	)(2)	$			$3,952

Year Ended May 31, 2011
Current:
Allowance for doubtful accounts	$20,525		$10,916	$			$(3,844	)(1)	$			$27,597

Accrued product liability reserves	$47,811		$(1,430)		$(2,525)		$(5,915	)(2)	$			$37,941

Accrued loss reserves	$3,084		$2,504	$			$(1,231	)(2)	$			$4,357

Noncurrent:
Accrued product liability	$4,331		$(57)	$			$(1,369	)(2)	$			$2,905

Environmental reserves	$4,408		$115	$			$170	(2)	$			$4,693

Year Ended May 31, 2010
Current:
Allowance for doubtful accounts	$22,934		$9,053		$—		$(8,581	)(1)		$(2,881	)(4)	$20,525

Accrued product liability reserves	$51,453		$12,714		$—		$(10,709	)(2)		$(5,647	)(4)	$47,811

Accrued loss reserves	$6,947		$65		$(564	)(3)	$(3,215	)(2)		$(149	)(4)	$3,084

Asbestos-related liabilities	$65,000	$			$(45,000	)(3)	$—			$(20,000	)(4)	$—

Noncurrent:
Accrued product liability	$7,067		$348		$—		$(3,084	)(2)		$—		$4,331

Environmental reserves	$3,846		$3,193		$564	(3)	$(2,080	)(2)		$(1,115	)(4)	$4,408

Asbestos-related liabilities	$425,328		$—		$45,000	(3)	$(92,621	)(2)		$(377,707	)(4)	$—

(1)	Uncollectible accounts written off, net of recoveries

(2)	Primarily claims paid during the year, net of insurance contributions

(3)	Primarily transfers between current and noncurrent

(4)	Reflects the impact of the deconsolidation of SPHC as of May 31, 2010. Refer to Note A(2) and Note I to the Consolidated Financial Statements for the fiscal year ended May 31, 2011 for further information.

S-1