Form 10-Q
period 2012-08-31
RPM INTERNATIONAL INC/DE/
filed 2012-10-04
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012,

or

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

As of October 2, 2012

132,290,362 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	August 31, 2012	May 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$257,382	$315,968
Trade accounts receivable (less allowances of $26,874 and $26,507, respectively)	760,300	745,541
Inventories	525,323	489,978
Deferred income taxes	20,083	19,868
Prepaid expenses and other current assets	231,773	239,982

Total current assets	1,794,861	1,811,337

Property, Plant and Equipment, at Cost	1,094,665	1,050,965
Allowance for depreciation and amortization	(648,961)	(632,133)

Property, plant and equipment, net	445,704	418,832

Other Assets
Goodwill	954,969	849,346
Other intangible assets, net of amortization	380,624	345,620
Other	95,649	134,885

Total other assets	1,431,242	1,329,851

Total Assets	$3,671,807	$3,560,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$347,245	$391,467
Current portion of long-term debt	3,097	2,584
Accrued compensation and benefits	115,599	166,178
Accrued loss reserves	56,056	54,652
Other accrued liabilities	184,325	144,911

Total current liabilities	706,322	759,792

Long-Term Liabilities
Long-term debt, less current maturities	1,199,513	1,112,952
Other long-term liabilities	350,511	346,967
Deferred income taxes	45,861	26,326

Total long-term liabilities	1,595,885	1,486,245

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01; authorized 300,000 shares; issued 136,231 and outstanding 132,013 as of August 2012; issued 135,741 and outstanding 131,555 as of May 2012	1,320	1,316
Paid-in capital	748,912	742,895
Treasury stock, at cost	(69,740)	(69,480)
Accumulated other comprehensive income (loss)	(146,701)	(177,893)
Retained earnings	692,449	686,818

Total RPM International Inc. stockholders’ equity	1,226,240	1,183,656
Noncontrolling interest	143,360	130,327

Total Equity	1,369,600	1,313,983

Total Liabilities and Stockholders’ Equity	$3,671,807	$3,560,020

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended August 31,
	2012	2011
Net Sales	$1,046,714	$985,918
Cost of Sales	612,834	576,292

Gross Profit	433,880	409,626
Selling, General and Administrative Expenses	310,940	273,943
Interest Expense	18,430	17,806
Investment (Income), Net	(6,974)	(24)
Other Expense (Income), Net	39,422	(803)

Income Before Income Taxes	72,062	118,704
Provision for Income Taxes	34,195	35,364

Net Income	37,867	83,340
Less: Net Income Attributable to Noncontrolling Interests	3,954	6,529

Net Income Attributable to RPM International Inc. Stockholders	$33,913	$76,811

Average Number of Shares of Common Stock Outstanding:
Basic	128,805	128,094

Diluted	129,570	128,626

Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders
Basic	$0.26	$0.59

Diluted	$0.26	$0.59

Cash Dividends Declared per Share of Common Stock	$0.215	$0.210

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended August 31,
	2012	2011
Net Income	$37,867	$83,340
Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustments	39,230	(9,104)
Pension and Other Postretirement Benefit Liability Adjustments	1,206	2,218
Unrealized Gain (Loss) on Securities	(352)	(3,253)
Unrealized Gain on Derivatives	187	(1,079)

Total Comprehensive Income	78,138	72,122
Less: Comprehensive Income Attributable to Noncontrolling Interests	13,033	7,194

Comprehensive Income Attributable to RPM International Inc. Stockholders	$65,105	$64,928

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended August 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$37,867	$83,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,330	13,009
Amortization	6,028	5,110
Impairment on investment in Kemrock	40,273
Deferred income taxes	1,874	(1,374)
Stock-based compensation expense	3,873	3,125
Other	(443)	(83)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
(Increase) in receivables	(1,095)	(4,211)
(Increase) in inventory	(30,666)	(27,113)
Decrease (increase) in prepaid expenses and other current and long-term assets	8,167	(6,370)
(Decrease) in accounts payable	(50,100)	(27,069)
(Decrease) in accrued compensation and benefits	(54,142)	(45,873)
Increase (decrease) in accrued loss reserves	820	(2,622)
Increase in other accrued liabilities	47,799	14,818
Other	(5,851)	2,789

Cash From Operating Activities	17,734	7,476

Cash Flows From Investing Activities:
Capital expenditures	(12,702)	(4,913)
Acquisition of businesses, net of cash acquired	(141,203)	(35,914)
Purchase of marketable securities	(55,744)	(11,315)
Proceeds from sales of marketable securities	49,320	13,821
Other	17,255	915

Cash (Used For) Investing Activities	(143,074)	(37,406)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	147,547	7,391
Reductions of long-term and short-term debt	(63,193)	(10,824)
Cash dividends	(28,281)	(27,424)
Repurchase of stock	(260)	(204)
Exercise of stock options	803	1,205

Cash From (Used For) Financing Activities	56,616	(29,856)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	10,138	(1,870)

Net Change in Cash and Cash Equivalents	(58,586)	(61,656)
Cash and Cash Equivalents at Beginning of Period	315,968	435,011

Cash and Cash Equivalents at End of Period	$257,382	$373,355

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

(Unaudited)

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

Our financial statements include all of our majority-owned subsidiaries, except for certain subsidiaries that were deconsolidated on May 31, 2010 (please refer to Note 3). We account for our investments in less-than-majority-owned joint ventures, for which we have the ability to exercise significant influence, under the equity method. Effects of transactions between related companies, except for certain subsidiaries that were deconsolidated, are eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by Generally Accepted Accounting Principles in the U.S. (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three month periods ended August 31, 2012 and 2011. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2012.

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

NOTE 2 — INVESTMENT IN KEMROCK INDUSTRIES AND EXPORTS LTD.

During the second quarter of fiscal 2012, we increased our ownership in Kemrock Industries and Exports Limited (“Kemrock”) to over 20% of Kemrock’s outstanding shares of common stock. Kemrock is one of India’s leading manufacturers of high performance reinforced polymer composites. At that time, and as a result of our ownership exceeding 20% of their outstanding shares, we changed our method of accounting for our investment in Kemrock stock from an available for sale security to the equity method.

Additionally, during fiscal 2012, we entered into three other, separate agreements with Kemrock. First, we agreed to loan Kemrock $15.0 million, which was to be repaid in cash, or alternatively, goods and commercial materials, no later than September 15, 2012. The loan is classified as a note receivable and is included in prepaid and other current assets in our Consolidated Balance Sheet. Second, we entered into a global depository receipt (“GDR”) Purchase Agreement with Kemrock, whereby we purchased 693,072 GDRs of Kemrock for an aggregate purchase price of approximately $7.2 million. The GDRs are included in our investment in Kemrock, which had a carrying value at the end of fiscal 2012 of $42.2 million, and are classified as other long-term assets in our Consolidated Balance Sheet. Lastly, during fiscal 2012 we invested $22.7 million in 5.5% convertible bonds issued by Kemrock. The bonds are convertible into ordinary shares or global depositary receipts each representing one ordinary share of Kemrock stock, and may be converted at any time on or after June 4, 2012 and

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

up to the close of business on June 12, 2017. Our investment in Kemrock’s convertible bonds is classified in other long-term assets in our Consolidated Balance Sheet.

The Indian economy and financial markets have experienced significant deterioration in recent months, including a devaluation of the Indian rupee versus the U.S. dollar. Additionally, the market value of shares of Kemrock common stock declined significantly, from 531.0 rupees per share as of May 31, 2012 to 116.6 rupees per share as of August 31, 2012. The majority of the decline in the market value of Kemrock shares occurred during the month of August. As a result of these factors, we determined that it was appropriate to record an impairment loss of approximately $32.1 million on our equity method investment. The loss is classified in other (income) expense, net in our Consolidated Statements of Income. Please see Note 11, where information related to this investment is more fully described.

As of August 31, 2012, Kemrock had repaid approximately $5.0 million of the $15.0 million loan. We anticipate that we will receive approximately half of this amount in goods and materials by the end of the current fiscal year, and therefore have recorded a loss of $5.0 million for the amount deemed uncollectible. The loss is classified in selling, general and administrative expense in our Consolidated Statements of Income.

Lastly, at August 31, 2012, we recorded a loss of approximately $8.2 million associated with the decline in the value of the conversion option feature associated with the 5.5% convertible bonds. Please see Note 6, where information related to this investment is more fully described.

NOTE 3 —DECONSOLIDATION OF SPECIALTY PRODUCTS HOLDING CORP. (“SPHC”)

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

We had a net receivable from SPHC at May 31, 2010, that we expect may change before the bankruptcy proceedings have been finalized. The potential change relates to our indemnification of an insurer on appeal bonds pertaining to Bondex’s appeal of two asbestos cases that had been underway prior to the bankruptcy filing, neither of which are material in amount. During our 2012 third fiscal quarter, one of the appeal bonds was satisfied, and one remains outstanding. Included in the net amount due from SPHC are receivables and payables, which we concluded we have the right to report as a net amount based on several factors, including the fact that all amounts are determinable, the balances are due to and from our subsidiaries, and we have been given reasonable assurance that netting the applicable receivables and payables would remain legally enforceable. We analyzed our net investment in SPHC as of May 31, 2010, which included a review of our advances to SPHC, an assessment of the collectibility of our net receivables due from SPHC, and a computation of the gain to be recorded upon deconsolidation based on the carrying amount of our investment in SPHC. In accordance with GAAP, the gain on deconsolidation related to the carrying amount of net assets of SPHC at May 31, 2010, was calculated in accordance with ASC 810-10-40-5, as follows:

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

As a result of the combined analyses of each of the components of our net investment in SPHC, we recorded a net loss of approximately $7.9 million, which was reflected in Other Expense, Net, during the fourth fiscal quarter of the year ended May 31, 2010. No changes have been made to these amounts through August 31, 2012.

NOTE 4 — NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued amended disclosure requirements for the presentation of other comprehensive income (OCI) and accumulated other comprehensive income (AOCI). OCI is comprised of costs, expenses, gains and losses that are included in comprehensive income but excluded from net income, and AOCI comprises the aggregated balances of OCI in equity. The amended guidance eliminated the option to present period changes (OCI) as part of the Statement of Changes in Equity. Under the amended guidance, all period changes (OCI) are to be presented either in a single continuous statement of comprehensive income, or in two separate but consecutive financial statements. Only summary totals are to be included in the AOCI section of the Statement of Changes in Equity. In December 2011, the FASB deferred the requirement to present reclassifications from AOCI on the face of the Consolidated Statement of Income. We adopted these provisions as of June 1, 2012. There was no impact on our consolidated financial results as the amendments relate only to changes in financial statement presentation.

NOTE 5 — INVENTORIES

Inventories were composed of the following major classes:

	August 31, 2012	May 31, 2012
	(In thousands)
Raw material and supplies	$182,352	$160,869
Finished goods	342,971	329,109

Total Inventory	$525,323	$489,978

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — MARKETABLE SECURITIES

The following tables summarize marketable securities held at August 31, 2012 and May 31, 2012 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
August 31, 2012
Equity securities:
Stocks — foreign	$1,321	$234	$(1)	$1,554
Stocks — domestic	26,657	1,877	(922)	27,612
Mutual funds — foreign	19,053	1,167	(5)	20,215
Mutual funds — domestic	39,685	165	(40)	39,810

Total equity securities	86,716	3,443	(968)	89,191
Fixed maturity:
U.S. treasury and other government	20,641	484	(17)	21,108
Kemrock convertible bonds	14,273	—	—	14,273
Corporate bonds	1,832	268	—	2,100
Foreign bonds	38	3	—	41
Mortgage-backed securities	180	65	(1)	244

Total fixed maturity securities	36,964	820	(18)	37,766

Total	$123,680	$4,263	$(986)	$126,957

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2012
Equity securities:
Stocks — foreign	$1,016	$79	$—	$1,095
Stocks — domestic	24,380	2,776	(1,046)	26,110
Mutual funds — foreign	17,489	521	(936)	17,074
Mutual funds — domestic	39,246	1,114	(1,077)	39,283

Total equity securities	82,131	4,490	(3,059)	83,562
Fixed maturity:
U.S. treasury and other government	19,347	530	(12)	19,865
Kemrock convertible bonds	13,670	—	—	13,670
Coporate bonds	2,305	349	(5)	2,649
Foreign bonds	38	1	—	39
Mortgage-backed securities	241	105	(2)	344

Total fixed maturity securities	35,601	985	(19)	36,567

Total	$117,732	$5,475	$(3,078)	$120,129

Marketable securities, included in other current and long-term assets, totaling $112.7 million and $14.3 million at August 31, 2012, respectively, and $106.5 million and $13.6 million at May 31, 2012, respectively, are composed of available-for-sale securities and are reported at fair value. In April 2012, we invested $22.7 million in 5.5% convertible bonds issued by Kemrock. The bonds are convertible into ordinary shares or global

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depositary receipts each representing one ordinary share of Kemrock stock, and may be converted at any time on or after June 4, 2012 and up to the close of business on June 12, 2017. Our investment in Kemrock convertible bonds is an available for sale security, which reflects the offsetting value of the discount on the bond as of the balance sheet date, and is classified in other long-term assets in our Consolidated Balance Sheet.

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

Gross gains and losses realized on sales of investments were $5.0 million and $0.4 million, respectively, for the quarter ended August 31, 2012. Gross gains and losses realized on sales of investments were $1.9 million and $2.8 million, respectively, for the quarter ended August 31, 2011. During the first quarter of fiscal 2013 and 2012, we recognized losses of $0.1 million and $0.4 million, respectively, for securities deemed to have other-than-temporary impairments. These amounts are included in investment expense (income), net in the Consolidated Statements of Income.

Summarized below are the securities we held at August 31, 2012 and May 31, 2012 that were in an unrealized loss position and that were included in accumulated other comprehensive income, aggregated by the length of time the investments had been in that position:

	August 31, 2012		May 31, 2012
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$24,325	$(986)	$43,772	$(3,078)
Unrealized losses with a loss position for less than 12 months	22,723	(441)	42,114	(2,596)
Unrealized losses with a loss position for more than 12 months	1,602	(545)	1,658	(482)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. Unrealized losses at August 31, 2012 were generally related to the volatility in valuations over the last several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at August 31, 2012 were less than 15% below their original cost or have been in a loss position for less than six consecutive months. Although we have begun to see recovery in general economic conditions over the past year, if we were to experience continuing or significant unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net carrying values of debt securities at August 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$913	$914
One year through five years	29,643	29,935
Six years through ten years	4,557	4,776
After ten years	1,851	2,141

	$36,964	$37,766

NOTE 7 — FAIR VALUE MEASUREMENTS

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at August 31, 2012
U.S. Treasury and other government	$—	$21,108	$—	$21,108
Foreign bonds		41		41
Mortgage-backed securities		244		244
Corporate bonds		2,100		2,100
Stocks — foreign	1,554			1,554
Stocks — domestic	27,612			27,612
Mutual funds — foreign		20,215		20,215
Mutual funds — domestic		39,810		39,810
Cross-currency swap	—	(4,503)	—	(4,503)
Conversion option, Kemrock 5.5% bonds			847	847
Investment in Kemrock convertible debt		14,273		14,273

Total	$29,166	$93,288	$847	$123,301

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2012
U.S. Treasury and other government	$—	$19,865	$—	$19,865
Foreign bonds		39		39
Mortgage-backed securities		344		344
Corporate bonds		2,649		2,649
Stocks — foreign	1,095			1,095
Stocks — domestic	26,110			26,110
Mutual funds — foreign		17,074		17,074
Mutual funds — domestic		39,283		39,283
Foreign currency forward contract		(1,356)		(1,356)
Cross-currency swap		(2,159)		(2,159)
Conversion option, Kemrock 5.5% bonds			9,031	9,031
Investment in Kemrock convertible debt		13,670		13,670

Total	$27,205	$89,409	$9,031	$125,645

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

Our cross-currency swap is a liability that has a fair value of $4.5 million at August 31, 2012, that was originally designed to fix our interest and principal payments in euros for the life of our unsecured 6.70% senior notes due

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 1, 2015, which resulted in an effective euro fixed-rate borrowing of 5.31%. The basis for determining the rates for this swap included three legs at the inception of the agreement: the U.S. dollar (USD) fixed rate to a USD floating rate; the euro floating to euro fixed rate; and the dollar to euro basis fixed rate at inception. Therefore, we essentially exchanged fixed payments denominated in USD for fixed payments denominated in euros, paying fixed euros at 5.31% and receiving fixed USD at 6.70%. The ultimate payments are based on the notional principal amounts of 150 million USD and approximately 125 million euros. There will be an exchange of the notional amounts at maturity. The rates included in this swap are based upon observable market data, but are not quoted market prices, and therefore, the cross-currency swap is considered a Level 2 liability on the fair value hierarchy. Additionally, this cross-currency swap has been designated as a hedging instrument, and is classified as other long-term liabilities in our Consolidated Balance Sheets.

Our investment in Kemrock 5.5% convertible bonds includes the fair value of the conversion option feature as of the balance sheet date, and is classified in other long-term assets in our Consolidated Balance Sheet. During the quarter ended August 31, 2012, we recognized a loss of approximately $8.2 million resulting from the decline in the fair value of the conversion option feature associated with the bond, driven primarily from the decline in the market value of Kemrock common stock, from 531.0 rupees per share at May 31, 2012 to 116.6 rupees per share at August 31, 2012. The majority of the decline in the market value of Kemrock shares occurred during the Month of August. This amount is reflected in other expense (income) in the Consolidated Statements of Income.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At August 31, 2012 and May 31, 2012, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of August 31, 2012 and May 31, 2012 are as follows:

	At August 31, 2012
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$257,382	$257,382
Marketable equity securities	89,191	89,191
Marketable debt securities	37,766	37,766
Long-term debt, including current portion	1,202,610	1,484,689

	At May 31, 2012
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$315,968	$315,968
Marketable equity securities	83,562	83,562
Marketable debt securities	36,567	36,567
Long-term debt, including current portion	1,115,536	1,232,180

NOTE 8 — REORGANIZATION PROCEEDINGS OF CERTAIN SUBSIDIARIES

General — Bondex and SPHC are defendants in various asbestos-related bodily injury lawsuits filed in various state courts. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 31, 2010, Bondex and its parent, SPHC, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. SPHC is the parent company of Bondex and is also the parent company for various operating companies that are not part of the reorganization filing, including Chemical Specialties Manufacturing Corp.; Day-Glo Color Corp.; Dryvit Holdings, Inc.; Guardian Protection Products Inc.; Kop-Coat Inc.; TCI, Inc. and RPM Wood Finishes Group, Inc. SPHC and Bondex (the “filing entities”) took this action to permanently and comprehensively resolve all pending and future asbestos-related liability claims associated with Bondex and SPHC-related products. As a result of the filing, all Bondex and SPHC asbestos personal injury lawsuits have been stayed due to the imposition of an automatic stay applicable in bankruptcy cases, with the exception of the cases referenced in Note 3 with respect to which the stay was lifted. In addition, at the request of SPHC and Bondex, the bankruptcy court has entered orders staying all claims against RPM International Inc. and its affiliates that are derivative of the asbestos claims against SPHC and Bondex. Through the Chapter 11 proceedings, the filing entities intend ultimately to establish a trust in accordance with section 524(g) of the Bankruptcy Code and seek the imposition of a channeling injunction that will direct all future SPHC-related and Bondex-related claims to the trust. It is anticipated that the trust will compensate claims at appropriate values established by the trust documents and approved by the bankruptcy court. At this time, it is not possible to predict how long the proceedings will last, the form of any ultimate resolution or when an ultimate resolution might occur.

Prior to the bankruptcy filing, the filing entities had engaged in a strategy of litigating asbestos-related products liability claims brought against them. Claims paid during the year ended May 31, 2010, prior to the bankruptcy filing, were $92.6 million, which included defense-related payments during the year of $42.6 million. With the exception of the appeal bond satisfied during our 2012 third fiscal quarter and the potential payment described in Note 3, no claims have been paid since the bankruptcy filing and it is not contemplated that any claims will be paid until a plan of reorganization is confirmed and an asbestos trust is established and operating.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 9 — CONTINGENCIES AND OTHER ACCRUED LOSSES

We provide, through our wholly owned insurance subsidiaries, certain insurance coverage, primarily product liability coverage, to our other subsidiaries. Excess coverage is provided by third-party insurers. Our reserves provide for these potential losses as well as other uninsured claims.

We also offer warranty programs at several of our industrial businesses and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we have received but that have not been fully investigated and related to claims not yet received. While our warranty liability represents our best estimate at August 31, 2012, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense.

The following table includes the changes in our accrued warranty balances:

	Quarter Ended August 31,
(In thousands)	2012	2011
Beginning Balance	$14,751	$17,196
Deductions (1)	(3,905)	(4,072)
Provision charged to SG&A expense	3,681	3,841

Ending Balance	$14,527	$16,965

(1)	Primarily claims paid during the year.

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

NOTE 10 — INVESTMENT (INCOME) EXPENSE, NET

Investment (income) expense, net, consists of the following components:

	Quarter Ended August 31,
(In thousands)	2012	2011
Interest (income)	$(2,295)	$(1,117)
(Gain) loss on sale of marketable securities	(4,584)	914
Other-than-temporary impairment on securities	114	407
Dividend (income)	(208)	(227)

Investment (income) expense, net	$(6,974)	$(24)

NOTE 11 — OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following components:

	Quarter Ended August 31,
Year Ended May 31,	2012	2011
(In thousands)
Royalty (income), net	$(294)	$(324)
Loss on Kemrock conversion option	8,183
Loss (income) related to unconsolidated equity affiliates	31,533	(479)

Other expense (income), net	$39,422	$(803)

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity in Income of Unconsolidated Affiliates

Beginning with our fiscal year ended May 31, 2007, we began purchasing shares of Kemrock Industries and Exports Limited (“Kemrock”) common stock. Kemrock is one of India’s leading manufacturers of high performance reinforced polymer composites, and is also part of a strategic alliance with certain of our subsidiaries for licensed manufacturing and supply of molded and pultruded gratings. By May 31, 2011, we had acquired a total of approximately 3.2 million shares of Kemrock common stock, for an accumulated cost approximating $24.2 million, which represented approximately 18% of Kemrock’s outstanding shares at that time. Our investment in Kemrock common stock had been classified in other long-term assets on our balance sheet and included with available-for-sale securities, which are carried at fair value based on quoted market prices.

During fiscal 2012, we purchased approximately 870,000 additional shares of Kemrock common stock, which increased our ownership to 23% of Kemrock’s outstanding shares. Also during fiscal 2012, we entered into a GDR Purchase Agreement with Kemrock, whereby we purchased from Kemrock 693,072 GDRs of Kemrock for an aggregate purchase price of approximately $7.2 million. We account for our investment in the Kemrock GDRs as common stock equivalents within our total investment in Kemrock.

Due to the presumption under GAAP that an entity with an ownership percentage greater than 20% has significant influence, and no other factors would refute that presumption, we changed our accounting for this investment to the equity method. Adjustments are made to our investment in order to recognize our share of Kemrock’s earnings as they occur, rather than as dividends or other distributions are received. Any changes in our proportionate share of the underlying equity of Kemrock, which could result from their issuance of additional equity securities, are recognized as increases or decreases in shareholders’ equity, net of any related tax effects.

As discussed in Note 2, the Indian economy and financial markets have experienced significant deterioration in recent months, including a devaluation of the Indian rupee versus the U.S. dollar. Additionally, the market value of shares of Kemrock common stock declined significantly, from 531.0 rupees per share as of May 31, 2012 to 116.6 rupees per share as of August 31, 2012. The majority of the decline in the market value of Kemrock shares occurred during the month of August. As a result of these factors, we determined that it was appropriate to record an impairment loss of approximately $32.1 million on our equity method investment. The loss is classified in other (income) expense, net in our Consolidated Statements of Income.

Our investment in Kemrock is reported in our Consolidated Balance Sheet at its adjusted carrying value and classified as a long-term asset. Our investment in Kemrock had a carrying value of $10.0 million and $42.2 million at August 31, 2012 and May 31, 2012, respectively.

NOTE 12 — INCOME TAXES

The effective income tax rate was 47.5% for the three months ended August 31, 2012 compared to an effective income tax rate of 29.8% for the three months ended August 31, 2011.

For the three months ended August 31, 2012 and, to a lesser extent for three months ended August 31, 2011, the effective tax rate differed from the federal statutory rate principally due to lower effective tax rates of certain of our foreign subsidiaries, including a reduction in the United Kingdom income tax rate, and lower valuation allowances on foreign tax credit carryforwards. Furthermore, for the three months ended August 31, 2011 decreases in the effective income tax rate resulted from net adjustments to reserves for contingencies, including interest thereon. These decreases in taxes were partially offset by increases in tax as a result of the impact of non-deductible business operating expenses, state and local income taxes, and the impact on our effective tax rate

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in certain foreign jurisdictions where income tax benefits are offset by adjustments to valuation allowances associated with losses incurred by those foreign businesses. Additionally for the three months ended August 31, 2012, the effective tax rate increased as a result of valuation allowances related to losses associated with our investments in Kemrock.

As of August 31, 2012, we had unrecognized tax benefits of approximately $3.3 million, of which approximately $2.4 million would impact the effective tax rate, if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At August 31, 2012 the accrual for interest and penalties was $1.5 million. Unrecognized tax benefits, including interest and penalties, have been classified as other long-term liabilities unless expected to be paid in one year. We do not anticipate any significant changes to the total unrecognized tax benefits within the next 12 months.

We, or our subsidiaries, file income tax returns in the U.S. and in various state, local and foreign jurisdictions. As of August 31, 2012 we are subject to U.S. federal income tax examinations for the fiscal years 2009 through 2012. In addition, with limited exceptions, we, or our subsidiaries, are generally subject to state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2005 through 2012.

We are currently under examination, or have been notified of an upcoming tax examination for various Non-U.S. and U.S. jurisdictions including an ongoing Internal Revenue Service (“IRS”) examination of the company’s U.S. income tax returns for the fiscal 2009 and 2010 tax years. Although it is possible that certain tax examinations, including the IRS examination of fiscal years 2009 and 2010, could be resolved during the next 12 months, the timing and outcomes are uncertain.

As of August 31, 2012, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at August 31, 2012 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, U.S. capital loss carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions.

NOTE 13 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the quarters month periods ended August 31, 2012 and 2011:

	U.S. Plans		Non-U.S. Plans
	Quarter Ended August 31,		Quarter Ended August 31,
Pension Benefits	2012	2011	2012	2011
	(In thousands)
Service cost	$6,488	$4,977	$1,050	$965
Interest cost	4,060	3,827	1,769	2,040
Expected return on plan assets	(4,358)	(4,354)	(1,846)	(2,036)
Amortization of:
Prior service cost	87	88	2	3
Net actuarial losses recognized	4,222	2,127	692	560

Net Periodic Benefit Cost	$10,499	$6,665	$1,667	$1,532

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans		Non-U.S. Plans
	Quarter Ended August 31,		Quarter Ended August 31,
Postretirement Benefits	2012	2011	2012	2011
	(In thousands)
Service cost	$—	$—	$288	$192
Interest cost	88	104	289	250
Amortization of:
Prior service cost	(22)	(22)
Net actuarial (gains) losses recognized	4	(14)	114	18

Net Periodic Benefit Cost	$70	$68	$691	$460

We previously disclosed in our financial statements for the fiscal year ended May 31, 2012 that we expected to contribute approximately $29.9 million to our retirement plans in the U.S. and approximately $8.3 million to plans outside the U.S. during the current fiscal year. As of August 31, 2012, we do not anticipate any changes to those planned contribution levels.

NOTE 14 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method, for the three months ended August 31, 2012 and 2011:

	Three Months Ended August 31,
(In thousands, except per share amounts)	2012	2011
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$33,913	$76,811
Less: Allocation of earnings and dividends to participating securities	(642)	(1,530)

Net income available to common shareholders — basic	33,271	75,281
Add: Undistributed earnings reallocated to unvested shareholders	1	4

Net income available to common shareholders — diluted	$33,272	$75,285

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	128,805	128,094
Average diluted options	765	534

Total shares for diluted earnings per share	129,570	128,628

Earnings Per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.26	$0.59

Diluted (1)	$0.26	$0.59

(1)	For the quarters ended August 31, 2012 and 2011, approximately 2,954,000 and 2,750,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted earnings per share, as the effect would have been anti-dilutive.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — SEGMENT INFORMATION

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

In addition to our two reportable segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either reportable segment. Assets related to the corporate/other category consist primarily of investments, prepaid expenses and headquarters’ property and equipment. These corporate and other assets and expenses reconcile reportable segment data to total consolidated income before income taxes and identifiable assets.

We reflect income from our joint ventures on the equity method, and receive royalties from our licensees.

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

	Three Months Ended
	August 31, 2012	August 31, 2011
	(In thousands)
Net Sales
Industrial Segment	$703,335	$667,016
Consumer Segment	343,379	318,902

Consolidated	$1,046,714	$985,918

Income (Loss) Before Income Taxes
Industrial Segment	$74,304	$91,546
Consumer Segment	58,788	51,512
Corporate/Other	(61,030)	(24,354)

Consolidated	$72,062	$118,704

	August 31, 2012	May 31, 2012
Identifiable Assets
Industrial Segment	$2,355,072	$2,195,702
Consumer Segment	1,216,807	1,184,609
Corporate/Other	99,928	179,709

Consolidated	$3,671,807	$3,560,020

NOTE 16 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three months ended August 31, 2012, we did not repurchase any shares of our common stock under this program.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — EQUITY

The following tables illustrate the components of total equity and comprehensive income for the quarters ended August 31, 2012 and 2011:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2012	$1,183,656	$130,327	$1,313,983
Net income	33,913	3,954	37,867
Other Comprehensive Income:
Foreign currency translation adjustments	28,664	10,566	39,230
Pension and other postretirement benefit liability adjustments, net of tax	1,534	(328)	1,206
Unrealized gain (loss) on securities, net of tax	825	(1,177)	(352)
Unrealized gain on derivatives, net of tax	169	18	187

Total Other Comprehensive Income, net of tax	31,192	9,079	40,271

Comprehensive Income	65,105	13,033	78,138

Dividends paid	(28,281)		(28,281)
Other	1,284		1,284
Stock option exercises, net	603		603
Stock based compensation expense	588		588
Restricted awards, net	3,285		3,285

Total Equity at August 31, 2012	$1,226,240	$143,360	$1,369,600

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2011	$1,263,164	$124,204	$1,387,368
Net income	76,811	6,529	83,340
Other Comprehensive Income:
Foreign currency translation adjustments	(9,433)	329	(9,104)
Pension and other postretirement benefit liability adjustments, net of tax	2,041	177	2,218
Unrealized gain (loss) on securities, net of tax	(3,643)	390	(3,253)
Unrealized gain on derivatives, net of tax	(848)	(231)	(1,079)

Total Other Comprehensive Income, net of tax	(11,883)	665	(11,218)

Comprehensive Income	64,928	7,194	72,122

Dividends paid	(27,424)		(27,424)
Other noncontrolling interest activity	(390)		(390)
Shares repurchased	(206)		(206)
Stock option exercises, net	1,206		1,206
Stock based compensation expense	3,125		3,125
Restricted awards, net	(64)		(64)

Total Equity at August 31, 2011	$1,304,339	$131,398	$1,435,737

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 — SUBSEQUENT EVENTS

Subsequent to the end of the current fiscal quarter, we completed two acquisitions. On September 5, 2012, we acquired Kirker Enterprises, Inc., a leading manufacturer of nail care enamels, coatings components and related products for the personal care industry. Based in Paterson, New Jersey, Kirker has annual sales in excess of $100 million. Kirker will be managed and reported by our RPM2 operating segment.

On September 21, 2012, we acquired Synta, Inc., a producer and marketer of innovative and unique exterior wood deck and concrete restoration systems sold through leading national home centers and marketed under the brands of Deck Restore and Concrete Restore. Synta’s products also include a craft coatings line. Based in Clarkston Georgia, Synta has annualized sales expected to exceed $40 million. Synta will be managed and reported by our Rust-Oleum operating segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements include the accounts of RPM International Inc. and its majority-owned subsidiaries, except for certain subsidiaries that were deconsolidated on May 31, 2010 (please refer to Note 1 to the Consolidated Financial Statements for further information). Investments in less-than-majority-owned joint ventures for which we have the ability to exercise significant influence over are accounted for under the equity method. Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate these estimates, including those related to our allowances for doubtful accounts; inventories; allowances for recoverable taxes; useful lives of property, plant and equipment; goodwill and other intangible assets; environmental, warranties and other contingent liabilities; income tax valuation allowances; pension plans; and the fair value of financial instruments. We base our estimates on historical experience, our most recent facts, and other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of our assets and liabilities. Actual results, which are shaped by actual market conditions, may differ materially from our estimates.

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

Goodwill

We test our goodwill balances at least annually, or more frequently as impairment indicators arise, at the reporting unit level. Our reporting units have been identified at the component level, which is the operating segment level or one level below our operating segments.

In the fourth quarter of our fiscal year ended May 31, 2012, we early adopted new Financial Accounting Standards Board (“FASB”) guidance that simplifies how an entity tests goodwill for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the two-step goodwill impairment test.

We assess qualitative factors in each of our reporting units that carry goodwill. Among other relevant events and circumstances that affect the fair value of our reporting units, we assess individual factors such as:

•	a significant adverse change in legal factors or the business climate;

•	an adverse action or assessment by a regulator;

•	unanticipated competition;

•	a loss of key personnel; and

•	a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.

We assess these qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the new guidance, this quantitative test is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount.

In applying the first step of the quantitative test, we compare the fair value of a reporting unit to its carrying value. Calculating the fair market value of a reporting unit requires our use of estimates and assumptions. We use significant judgment in determining the most appropriate method to establish the fair value of a reporting unit. We estimate the fair value of a reporting unit by employing various valuation techniques, depending on the availability and reliability of comparable market value indicators, and employ methods and assumptions that include the application of third-party market value indicators and the computation of discounted future cash flows for a reporting unit’s annual projected earnings before interest, taxes, depreciation and amortization (“EBITDA”).

We evaluate discounted future cash flows for a reporting unit’s projected EBITDA. Under this approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired. An indication that goodwill may be impaired results when the carrying value of the net assets of a reporting unit exceeds the fair value of the reporting unit. At that point, the second step of the impairment test is performed, which requires a fair value estimate of each tangible and intangible asset in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

In applying the discounted cash flow methodology, we rely on a number of factors, including future business plans, actual and forecasted operating results, and market data. The significant assumptions employed under this method include discount rates; revenue growth rates, including assumed terminal growth rates; and operating margins used to project future cash flows for a reporting unit. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of goodwill impairment testing for a reporting unit, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected.

Our annual goodwill impairment analysis for fiscal 2012 did not result in any impairment loss. Should the future earnings and cash flows at our reporting units decline and/or discount rates increase, future impairment charges to goodwill and other intangible assets may be required.

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

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter. Measuring a potential impairment of non-goodwill intangibles and other long-lived assets requires the use of various estimates and assumptions, including the determination of which cash flows are directly related to the assets being evaluated, the respective useful lives over which those cash flows will occur and potential residual values, if any. If we determine that the carrying values of these assets may not be recoverable based upon the existence of one or more of the above-described indicators or other factors, any impairment amounts would be measured based on the projected net cash flows expected from these assets, including any net cash flows related to eventual disposition activities. The determination of any impairment losses would be based on the best information available, including internal estimates of discounted cash flows; quoted market prices, when available; and independent appraisals, as appropriate, to determine fair values. Cash flow estimates would be based on our historical experience and our internal business plans, with appropriate discount rates applied. Our fiscal 2012 annual impairment tests of each of our indefinite-lived intangible assets did not result in any impairment loss.

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

Contingencies

We are party to various claims and lawsuits arising in the normal course of business. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and reasonably estimable. Our provisions are based on historical experience and legal advice, reviewed quarterly and adjusted according to developments. In general, our accruals, including our accruals for environmental, warranty, and tax liabilities, discussed further below, represent the best estimate of a range of possible losses. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments about potential actions by third parties, such as regulators, courts, and state and federal legislatures. Changes in the amounts of our loss provisions, which can be material, affect our Consolidated Statements of Income. While it is reasonably possible that excess liabilities, if they were to occur, could be material to operating results in any given quarter or year of their recognition, we do not believe that it is reasonably possible that excess liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

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

Changes in our key plan assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit and various postretirement benefit plans. Based upon May 31, 2012 information, the following tables reflect the impact of a 1% change in the key assumptions applied to our defined benefit pension plans in the U.S. and internationally:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
	(In millions)
Discount Rate
Increase (decrease) in expense in FY 2012	$(4.1)	$4.9	$(1.9)	$2.3
Increase (decrease) in obligation as of May 31, 2012	$(44.0)	$54.7	$(26.0)	$31.8
Expected Return on Plan Assets
Increase (decrease) in expense in FY 2012	$(2.0)	$2.0	$(1.4)	$1.4
Increase (decrease) in obligation as of May 31, 2012	N/A	N/A	N/A	N/A
Compensation Increase
Increase (decrease) in expense in FY 2012	$3.1	$(2.8)	$1.2	$(1.1)
Increase (decrease) in obligation as of May 31, 2012	$17.7	$(15.8)	$7.2	$(6.5)

Based upon May 31, 2012 information, the following table reflects the impact of a 1% change in the key assumptions applied to our various postretirement health care plans:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
	(In millions)
Discount Rate
Increase (decrease) in expense in FY 2012	$—	$—	$(0.2)	$0.5
Increase (decrease) in obligation as of May 31, 2012	$(0.8)	$0.9	$(4.2)	$5.4
Healthcare Cost Trend Rate
Increase (decrease) in expense in FY 2012	$—	$—	$0.5	$(0.4)
Increase (decrease) in obligation as of May 31, 2012	$0.4	$(0.3)	$3.9	$(5.2)

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

In addition to our two reportable segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either reportable segment. Assets related to the corporate/other category consist primarily of investments, prepaid expenses and headquarters’ property and equipment. These corporate and other assets and expenses reconcile reportable segment data to total consolidated income before income taxes, interest expense and earnings before interest and taxes.

The following table reflects the results of our reportable segments consistent with our management philosophy, and represents the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of product lines.

	Quarter Ended
	August 31, 2012	August 31, 2011
	(In thousands)
Net Sales
Industrial Segment	$703,335	$667,016
Consumer Segment	343,379	318,902

Consolidated	$1,046,714	$985,918

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$74,304	$91,546
Interest (Expense), Net (b)	(2,608)	(917)

EBIT (c)	$76,912	$92,463

Consumer Segment
Income Before Income Taxes (a)	$58,788	$51,512
Interest (Expense), Net (b)	—	36

EBIT (c)	$58,788	$51,476

Corporate/Other
(Expense) Before Income Taxes (a)	$(61,030)	$(24,354)
Interest (Expense), Net (b)	(8,848)	(16,901)

EBIT (c)	$(52,182)	$(7,453)

Consolidated
Income (Loss) Before Income Taxes (a)	$72,062	$118,704
Interest (Expense), Net (b)	(11,456)	(17,782)

EBIT (c)	$83,518	$136,486

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (GAAP) in the United States, to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
(c)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions,as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP,since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2012

Net Sales On a consolidated basis, net sales of $1.05 billion for the quarter ended August 31, 2012 improved 6.2%, or $60.8 million, over net sales of $985.9 million during the comparable prior year period. The organic growth in sales amounted to 0.2%, or $1.5 million, of the increase in the current quarter net sales versus net sales for the same period last year, and includes volume-related improvements approximating 2.4%, or $23.8 million, the impact of unfavorable foreign exchange of approximately 4.2% of the prior year period net sales, or $41.6 million, and favorable pricing approximating 2.0% or $19.3 million. These favorable pricing initiatives, including those across both of our reportable segments, were instituted primarily during prior periods in order to offset the escalating raw material costs. Six small acquisitions executed over the past 12 months provided 6.0% of net sales growth over the comparable prior year period, or $59.3 million.

Industrial segment net sales, which comprised approximately 67% of consolidated net sales for the quarter ended August 31, 2012, totaled $703.3 million, an increase of 5.4% from $667.0 million during the comparable prior year period. The increase in the industrial segment’s net sales includes volume growth of 1.0%, favorable pricing of approximately 1.8% of the prior period net sales and the impact of unfavorable foreign exchange of 5.5%. Five small acquisitions contributed 8.1% of this segment’s current period growth in net sales versus net sales for the prior year first quarter result.

Consumer segment net sales, which comprised approximately 33% of consolidated net sales for the quarter ended August 31, 2012, totaled $343.4 million, an increase of 7.7% from $318.9 million during the same period a year ago. The improvement in this segment resulted from organic growth in sales of 6.1%, including growth in unit volume sales approximating 5.3% of the prior year first quarter net sales and the impact of current year price increases of approximately 2.4% of the prior year period net sales, which were slightly offset by the impact of unfavorable foreign exchange, which amounted to 1.6% of the prior year net sales. One small product line acquisition executed over the last year had a favorable impact of approximately 1.6% on this segment’s net sales during the first quarter of fiscal 2013 versus the comparable prior year period.

Gross Profit Margin Our consolidated gross profit margin remained flat at 41.5% of net sales for each of the first quarters of fiscal 2013 and 2012, despite our 2.4% growth in organic sales volume for the quarter ended August 31, 2012 versus the comparable prior year period. Offsetting the growth in organic sales volume for the current quarter was primarily the impact of unfavorable foreign exchange and raw material costs, which were only slightly higher during the first quarter of fiscal 2013 versus the comparable prior year period. Additionally, the current quarter gross profit margin was negatively impacted by approximately 40 basis points as a result of one-time charges taken by the roofing division of RPM’s Building Solutions Group. The charges were taken for revised cost estimates in conjunction with unprofitable contracts outside of North America.

Selling, General and Administrative Expenses (“SG&A”) Our consolidated SG&A increased to 29.7% of net sales for the quarter ended August 31, 2012 compared with 27.8% of net sales for the quarter ended August 31, 2011. The 190 basis point increase in SG&A as a percent of net sales versus the prior year includes the impact of the $5.0 million bad debt write down recorded in relation to our $10.0 million outstanding loan to Kemrock. Other items impacting SG&A were increased compensation-related expenses, pension and postretirement benefits expense and distribution expense. During the first quarter of fiscal 2012, we recorded a gain relating to the receipt of an insurance settlement, which did not recur during the current fiscal year. Warranty expense for the quarter ended August 31, 2012 declined slightly from the amount recorded during the comparable prior year period. We anticipate that warranty expense will likely continue to slowly decline over the next few years.

Our industrial segment SG&A was approximately $23.7 million higher during the first quarter of fiscal 2013 versus the comparable prior year period, and higher as a percentage of net sales, reflecting the unfavorable impact of the $5.0 million bad debt write down on our loan to Kemrock recorded during the current quarter. Additionally, the industrial segment’s roofing division recorded a $10.6 million loss during the current quarter related to a loss contract outside North America and exit costs related to this contract. Lastly, the industrial segment results for the first quarter of fiscal 2013 also reflect the impact of higher employee compensation and pension and postretirement benefit expense, higher legal and distribution expense versus the comparable prior year period.

Our consumer segment SG&A was approximately $4.1 million higher during the first quarter of fiscal 2013 versus the comparable prior year period, but improved as a percentage of net sales in the first quarter of fiscal 2013 as compared with the same period a year ago, primarily reflecting the favorable margin impact of the 6.1% growth in organic sales during the first quarter of fiscal 2013 versus the comparable prior year period. Slightly offsetting the favorable impact of organic sales growth was the combination of higher advertising and legal expense during the first quarter of fiscal 2013 versus the comparable prior year period.

SG&A expenses in our corporate/other category increased by $9.3 million during the first quarter of fiscal 2013 to $16.7 million from $7.4 million during the comparable prior year period. During the prior year period, there was the favorable impact from an insurance settlement that did not recur in the first quarter of fiscal 2013. The increase in SG&A expense also reflects the combination of higher employee compensation and pension and postretirement benefit expenses and higher acquisition-related expense.

We recorded total net periodic pension and postretirement benefit costs of $12.9 million and $8.7 million for the quarters ended August 31, 2012 and 2011, respectively. This increase in pension expense of $4.2 million was primarily the result of $2.3 million of additional net actuarial losses incurred during the first quarter of fiscal 2013 versus the comparable prior year period and a $1.7 million increase in service and interest cost during the first quarter of fiscal 2013 versus the comparable prior year period. A lower expected return on plan assets had an unfavorable impact on pension expense of approximately $0.2 million for the quarter ended August 31, 2012 versus the comparable prior year period. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note 12, “Pension and Postretirement Health Care Benefits,” for additional information regarding these benefits.

Interest Expense Interest expense was $18.4 million for the quarter ended August 31, 2012 versus $17.8 million for the quarter ended August 31, 2011. Higher average borrowings, related to recent acquisitions, increased interest expense during the first quarter of fiscal 2013 by approximately $2.1 million versus the comparable prior year period. Lower average borrowings year-over-year decreased interest expense by approximately $1.5 million.

Investment Expense (Income), Net Net investment income was $7.0 million higher during the first quarter of fiscal 2013 versus the same period last year. Dividend and interest income totaled $2.5 million during the first quarter of fiscal 2013 versus $1.3 million during the same period a year ago. Net realized gains on the sales of investments resulted in a net gain of $4.6 million for the quarter ended August 31, 2012 versus a net loss of $0.9 million for the quarter ended August 31, 2011. Impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.1 million for the quarter ended August 31, 2012, versus $0.4 million for the quarter ended August 31, 2011.

Other Expense (Income), Net Other expense for the quarter ended August 31, 2012 of $39.4 million compares with other income of $0.8 million during the comparable prior year period. The majority of other expense for the current quarter, approximately $35.6 million, was recorded by our corporate/other segment, and represents the impairment loss recorded in relation to our various investments in Kemrock. As previously discussed, the Indian economy and financial markets have experienced significant deterioration in recent months, including a devaluation of the Indian rupee versus the U.S. dollar. Additionally, the market value of shares of Kemrock common stock have declined, and as a result of the combination of these factors, we determined that it was appropriate to record an impairment loss on our investment during the current quarter.

The majority of the remaining balance in other expense (income) is recorded by our industrial segment. Of that remaining balance in other expense (income), approximately $0.3 million represents royalty income for each of quarters presented. Also included is our equity in earnings of unconsolidated affiliates totaling approximately $0.5 million for each of the quarters presented. Also reflected in the first quarter of fiscal 2013 is the loss recorded by our industrial segment in relation to our investment in Kemrock, which approximated $4.7 million.

Income Before Income Taxes (“IBT”) Our consolidated pretax income for the first quarter of fiscal 2013 of $72.1 million compares with pretax income of $118.7 million for the quarter ended August 31, 2011, which results in a pretax profit margin on net sales of 6.9% and 12.0% for the first quarter of fiscal 2013 and 2012, respectively.

Our industrial segment had IBT of $74.3 million, for a profit margin on net sales of 10.6% for the quarter ended August 31, 2012, versus IBT of $91.5 million, for a profit margin on net sales of 13.7%, for the quarter ended August 31, 2011. The decline in IBT as a percent of sales for the industrial segment resulted primarily from the recognition of this segment’s loss on its investments in Kemrock during the current fiscal quarter. Our consumer segment IBT increased to $58.8 million, or 17.1% of net sales for the quarter ended August 31, 2012, from the comparable prior year period result of $51.5 million, or 16.2% of net sales. This was driven primarily by the organic growth in sales for the consumer segment of approximately 6.1% in the first quarter of fiscal 2013 from the comparable prior year period.

Income Tax Rate The effective income tax rate was 47.5% for the three months ended August 31, 2012 compared to an effective income tax rate of 29.8% for the three months ended August 31, 2011.

For the three months ended August 31, 2012 and, to a lesser extent for three months ended August 31, 2011, the effective tax rate differed from the federal statutory rate principally due to lower effective tax rates of certain of our foreign subsidiaries, including a reduction in the United Kingdom income tax rate, and lower valuation allowances on foreign tax credit carryforwards. Furthermore, for the three months ended August 31, 2011, decreases in the effective income tax rate resulted from net adjustments to reserves for contingencies, including interest thereon. These decreases in taxes were partially offset by increases in tax as a result of the impact of non-deductible business operating expenses, state and local income taxes, and the impact on our effective tax rate in certain foreign jurisdictions where income tax benefits are offset by adjustments to valuation allowances associated with losses incurred by those foreign businesses. Additionally for the three months ended August 31, 2012, the effective tax rate increased as a result of valuation allowances related to losses associated with our various investments in Kemrock.

As of August 31, 2012, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at August 31, 2012 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, U.S. capital loss carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions.

Net Income Net income of $37.9 million for the quarter ended August 31, 2012 compares to net income of $83.3 million for the quarter ended August 31, 2011. This results in a net margin on sales of 3.6% and 8.5% for the quarters ended August 31, 2012 and 2011, respectively. While organic sales volume grew by 2.4% during the first quarter of fiscal 2013 versus net sales for the first quarter of fiscal 2012, there were higher employee compensation, distribution and acquisition-related expenses during the first quarter of fiscal 2013 versus the comparable prior year period. Additionally, we recorded losses on our various investments in Kemrock, totaling $42.5 million after-tax. During the quarter ended August 31, 2012, we had net income from noncontrolling interests of $4.0 million versus $6.5 million during the comparable prior year period. Net income attributable to RPM International Inc. stockholders was $33.9 million for the quarter ended August 31, 2012, versus $76.8 million for the quarter ended August 31, 2011, for a margin on net sales of 3.2% and 7.8% for the quarter ended August 31, 2012 and 2011, respectively.

Diluted earnings per share of common stock for the quarter ended August 31, 2012 of $0.26 compares with $0.59 for the quarter ended August 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Operating activities provided cash flow of $17.7 million for the quarter ended August 31, 2012 compared with $7.5 million during the prior fiscal year period, resulting in a net increase in cash of $10.2 million during the first quarter of fiscal 2013 versus fiscal 2012.

The net change in cash from operations includes the change in net income, which decreased by $45.5 million during the first quarter of fiscal 2013 versus the same period during fiscal 2012. Reflected in net income for the quarter ended August 31, 2012 are $50.9 million of one-time charges. The non-cash charges include an after-tax charge of $42.5 million in write downs associated with our various investments in Kemrock; and an after-tax charge of approximately $8.4 million associated with a combination of revised cost estimates in conjunction with loss contracts in our industrial segment’s roofing division and exit costs related to those contracts. Other items impacting the net change in cash from operations included items adjusting net income for non-cash expenses and income, which increased cash flows by approximately $45.1 million more during the current fiscal year period versus the prior fiscal year period; and changes in working capital accounts and all other accruals, which increased cash flows by $10.6 million during the current fiscal year period versus the prior fiscal year period.

The increase in accounts receivable since May 31, 2012 represents a use of cash of $1.1 million versus the $4.2 million of cash used by accounts receivable during the first quarter of fiscal 2012, or approximately $3.1 million less cash used year-over-year. This resulted from the timing of sales and collections on accounts receivable. Days sales outstanding at August 31, 2012 decreased slightly to 62.1 days from 62.6 days sales outstanding at August 31, 2011.

Inventory balances used $30.7 million of cash during the first quarter of fiscal 2013, compared with a use of cash of $27.1 million during the first quarter of fiscal 2012, or $3.6 million more cash used year-over-year. Days of inventory outstanding at August 31, 2012 decreased slightly to 77.1 days from 77.4 days of inventory outstanding at August 31, 2011.

The current quarter change in accounts payable used $23.0 million more cash during the current period compared to the same period a year ago, resulting from a change in the timing of certain payments during the current period versus the same period a year ago. Accrued compensation and benefits used approximately $8.3 million more cash during the first quarter of fiscal 2013 versus the same period during the prior fiscal year, as there were higher bonus payments made during the current year versus the same period a year ago. Other accruals, including those for other short-term and long-term items and changes in accrued loss reserves, provided $36.4 million more cash during the first quarter of fiscal 2013 versus the first quarter of the prior fiscal year, due to changes in the timing of such payments. Lastly, the current period change in cash from operating activities — other, relates partly to the unfavorable impact of foreign exchange as the U.S. dollar was stronger against other major currencies at the end of the current fiscal year versus a year ago.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. Capital expenditures of $12.7 million during the first quarter of fiscal 2013 compare with depreciation of $13.3 million. Although our capital spending levels do not currently exceed depreciation expense, we expect that during the remainder of fiscal 2013 that our capital spending levels will begin to exceed depreciation expense. We believe our current production capacity is adequate to meet our immediate needs based on anticipated growth rates. Not reflected in our capital expenditures is the capacity added through our recent acquisitions of product lines and businesses, which totaled approximately $22.2 million during fiscal 2013. We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand during the current fiscal year.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At August 31, 2012, the fair value of our investments in marketable securities totaled $127.0 million, of which investments with a fair value of $24.3 million were in an unrealized loss position. Included in the $127.0 million of marketable securities, but held outside of our captive insurers, is our $14.3 million investment in 5.5% convertible bonds issued by Kemrock in April 2012. The bonds are convertible into ordinary shares or global depositary receipts each representing one ordinary share of Kemrock stock, and may be converted at any time on or after June 4, 2012 and up to the close of business on June 12, 2017. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. At May 31, 2012, the fair value of our investments in marketable securities totaled $120.1 million, of which investments with a fair value of $43.8 million were in an unrealized loss position. Total pretax unrealized losses recorded in accumulated other comprehensive income at August 31, 2012 and May 31, 2012 were $1.0 million and $3.1 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at May 31, 2012 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at May 31, 2012 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of August 31, 2012, approximately 92% of our consolidated cash and cash equivalents were held at various foreign subsidiaries. Currently, the funds held at our foreign subsidiaries are considered permanently reinvested to be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Although we do not intend to repatriate any significant amounts of these cash balances to the U.S. in the foreseeable future, any repatriation of these balances could be subject to governmental restrictions and U.S. and foreign taxes. However, a portion of the foreign earnings have previously been subject to U.S. taxation and could be repatriated to the U.S. with little or no residual tax impact. We believe that the tax impact of repatriating these previously taxed earnings to the U.S. would not have a material impact on our financial results.

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

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $870.8 million at August 31, 2012. Our debt-to-capital ratio was 49.5% at August 31, 2012, compared with 48.5% at May 31, 2012.

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

On May 27, 2011 we issued and sold an additional $150.0 million aggregate principal amount of the Notes. The offering was priced at 108.09% of the $150.0 million principal amount of Notes, together with accrued interest to, but excluding the closing date, and at that price the Notes have a yield to maturity of 4.934%. The net proceeds of $162.1 million were used for general corporate purposes, including working capital and potential acquisitions of complementary businesses or other assets.

Revolving Credit Agreement

On January 5, 2011, we established a $400.0 million senior unsecured multi-currency revolving credit facility with a group of banks (the “Revolving Credit Facility”). As discussed below, this credit facility was subsequently terminated on June 29, 2012 and replaced with a new revolving credit facility. The Revolving Credit Facility provided a $35.0 million sub-limit for swing loans (relatively short-term borrowings used for working capital purposes) and a $100.0 million sub-limit for the issuance of letters of credit. We had the option to increase the Revolving Credit Facility by an aggregate principal amount not to exceed $100.0 million. The purpose of this Revolving Credit Facility was to refinance our prior credit facility, and any borrowings from this Revolving Credit Facility could have been used for working capital, capital expenditures and general corporate purposes. The Revolving Credit Facility would have matured on January 5, 2015, four years from its closing date. The Revolving Credit Facility required us to comply with various customary affirmative and negative covenants, including a leverage covenant and interest coverage ratio. Under the terms of the leverage covenant, we could not permit our consolidated indebtedness as of any fiscal quarter end to exceed 60% of the sum of such indebtedness and our consolidated shareholders’ equity on such date. The minimum required consolidated interest coverage ratio for EBITDA to interest expense under the Revolving Credit Facility was 3.50 to 1.

On June 29, 2012, we terminated our Revolving Credit Facility and entered into an unsecured syndicated revolving credit facility (the “New Credit Facility”) with a group of banks. The New Credit Facility expires on June 29, 2017 and provides for a five-year $600.0 million revolving credit facility, which includes sublimits for the issuance of $50.0 million in swingline loans, which are comparatively short-term loans used for working capital purposes, and letters of credit. The aggregate maximum principal amount of the commitments under the

New Credit Facility may be expanded upon our request, subject to certain conditions, to $800.0 million. The New Credit Facility is available to refinance existing indebtedness, to finance working capital and capital expenditure needs, and for general corporate purposes.

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

As of August 31, 2012, we were in compliance with all covenants contained in our New Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 49.6%, while our interest coverage ratio was 6.79 to 1.

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

The following table summarizes our financial obligations and their expected maturities at August 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total Contractual Payment Stream	Payments Due In
		2013	2014-15	2016-17	After 2017
	(In thousands)
Long-term debt obligations	$1,202,610	$3,097	$202,415	$287,690	$709,408
Capital lease obligations	1,981	571	1,128	282
Operating lease obligations	157,127	38,384	52,128	31,098	35,517
Other long-term liabilities (1):
Interest payments on long-term debt obligations	351,058	64,666	110,582	91,801	84,009
Contributions to pension and postretirement plans (2)	365,200	39,400	89,000	91,500	145,300

Total	$2,077,976	$146,118	$455,253	$502,371	$974,234

(1)	Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $5.0 million at August 31, 2012. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.
(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume the required minimum contribution will be contributed.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings, other than the minimum operating lease commitments included in the above Contractual Obligations table. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in, or relationships with, any special purpose entities that are not reflected in our financial statements. At the end of fiscal 2010, we deconsolidated our wholly owned subsidiary, SPHC, and its subsidiaries, from our balance sheet and eliminated the results of SPHC’s operations from our operations beginning on May 31, 2010. We account for our investment in SPHC, which had no value at August 31, 2012 and May 31, 2012, under the cost method (refer to Note 3 to the Consolidated Financial Statements).

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) risks related to the adequacy of our contingent liability reserves; (j) risks and uncertainties associated with the SPHC bankruptcy proceedings; and (k) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2012, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2012 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Asbestos Litigation and the Bankruptcy Filings by SPHC and Bondex

For information regarding asbestos litigation involving SPHC and Bondex, see Note 3 to the Consolidated Financial Statements. On May 31, 2010, Bondex and its parent, SPHC, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of the Bankruptcy Code.

Environmental Proceedings

In August 2012, the United States Environmental Protection Agency - Region 2 (“U.S. EPA - Region 2”) entered into a consent agreement and final order, Docket Number EPCRA 02-2012-4106 (the “Consent Agreement”), with Rust-Oleum Corporation (“Rust-Oleum”) concerning the alleged failure of Rust-Oleum’s Somerset, New Jersey facility (the “Facility”) to submit a Toxic Release Inventory Form R for one or more chemicals for calendar year 2009 in a timely manner. Pursuant to the Consent Agreement, Rust-Oleum has agreed to pay a cash penalty of $60,550, and has committed to spend an additional $95,000 on a Supplemental Environmental Project to reduce water use and the discharge of suspended solids at the Facility.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the first quarter of fiscal 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
June 1, 2012 through June 30, 2012	2,544	$25.73	—	—
July 1, 2012 through July 31, 2012	3,261	$26.74	—	—
August 1, 2012 through August 31, 2012	3,950	$27.19	—	—

Total — First Quarter	9,755	$26.66	—	—

(1)	All of the shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.’s Amended and Restated 2004 Omnibus Equity and Incentive Plan and RPM International Inc.’s Deferred Compensation Plan.
(2)	Refer to Note 16 of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated June 29, 2012, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 6, 2012.

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer. (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer. (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer. (x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer. (x)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

(x)	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Russell L. Gordon
Russell L. Gordon
Vice President and
Chief Financial Officer

Dated: October 4, 2012