Form 10-Q
period 2012-11-30
RPM INTERNATIONAL INC/DE/
filed 2013-01-08
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012,

or

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

As of January 4, 2013

132,354,215 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	November 30, 2012	May 31, 2012
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$261,940	$315,968
Trade accounts receivable (less allowances of $29,226 and $26,507, respectively)	727,897	745,541
Inventories	545,678	489,978
Deferred income taxes	21,041	19,868
Prepaid expenses and other current assets	241,984	239,982

Total current assets	1,798,540	1,811,337

Property, Plant and Equipment, at Cost	1,138,474	1,050,965
Allowance for depreciation and amortization	(663,784)	(632,133)

Property, plant and equipment, net	474,690	418,832

Other Assets
Goodwill	1,120,437	849,346
Other intangible assets, net of amortization	478,212	345,620
Other	93,691	134,885

Total other assets	1,692,340	1,329,851

Total Assets	$3,965,570	$3,560,020

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$316,105	$391,467
Current portion of long-term debt	2,068	2,584
Accrued compensation and benefits	127,447	166,178
Accrued loss reserves	60,629	54,652
Other accrued liabilities	192,360	144,911

Total current liabilities	698,609	759,792

Long-Term Liabilities
Long-term debt, less current maturities	1,413,101	1,112,952
Other long-term liabilities	409,538	346,967
Deferred income taxes	51,780	26,326

Total long-term liabilities	1,874,419	1,486,245

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01; authorized 300,000 shares; issued 136,601 and outstanding 132,347 as of November 2012; issued 135,741 and outstanding 131,555 as of May 2012	1,323	1,316
Paid-in capital	753,693	742,895
Treasury stock, at cost	(70,574)	(69,480)
Accumulated other comprehensive (loss)	(145,835)	(177,893)
Retained earnings	704,345	686,818

Total RPM International Inc. stockholders’ equity	1,242,952	1,183,656
Noncontrolling interest	149,590	130,327

Total Equity	1,392,542	1,313,983

Total Liabilities and Stockholders’ Equity	$3,965,570	$3,560,020

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
Net Sales	$1,017,426	$916,085	$2,064,140	$1,902,003
Cost of Sales	592,425	547,064	1,205,259	1,123,356

Gross Profit	425,001	369,021	858,881	778,647
Selling, General and Administrative Expenses	325,761	282,154	636,701	556,097
Interest Expense	19,868	17,909	38,298	35,715
Investment (Income), Net	(1,364)	(1,045)	(8,338)	(1,069)
Other Expense (Income), Net	9,694	(6,167)	49,116	(6,970)

Income Before Income Taxes	71,042	76,170	143,104	194,874
Provision for Income Taxes	24,955	22,251	59,150	57,615

Net Income	46,087	53,919	83,954	137,259
Less: Net Income Attributable to Noncontrolling Interests	4,419	3,988	8,373	10,517

Net Income Attributable to RPM International Inc. Stockholders	$41,668	$49,931	$75,581	$126,742

Average Number of Shares of Common Stock Outstanding:
Basic	128,885	127,986	128,844	128,048

Diluted	129,700	128,432	129,635	128,537

Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.32	$0.38	$0.57	$0.97

Diluted	$0.31	$0.38	$0.57	$0.97

Cash Dividends Declared per Share of Common Stock	$0.225	$0.215	$0.440	$0.425

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
Net Income	$46,087	$53,919	$83,954	$137,259
Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustments	(2,036)	(64,313)	37,194	(73,417)
Pension and Other Postretirement Benefit Liability Adjustments	3,378	3,181	4,584	5,399
Unrealized Gain (Loss) on Securities	2,076	(7,719)	1,724	(10,972)
Unrealized (Loss) on Derivatives	(744)	(2,793)	(557)	(3,872)

Total Other Comprehensive Income	2,674	(71,644)	42,945	(82,862)

Total Comprehensive Income	48,761	(17,725)	126,899	54,397
Less: Comprehensive Income Attributable to Noncontrolling Interests	6,230	1,535	19,263	8,729

Comprehensive Income Attributable to RPM International Inc. Stockholders	$42,531	$(19,260)	$107,636	$45,668

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended November 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$83,954	$137,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,644	25,891
Amortization	13,282	11,027
Impairment on investment in Kemrock	51,092
Deferred income taxes	3,973	(1,620)
Stock-based compensation expense	8,135	6,692
Other	(685)	(5,204)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	51,830	76,864
(Increase) in inventory	(33,198)	(24,687)
Decrease (increase) in prepaid expenses and other current and long-term assets	14,799	(10,040)
(Decrease) in accounts payable	(89,300)	(46,345)
(Decrease) in accrued compensation and benefits	(43,108)	(36,662)
Increase (decrease) in accrued loss reserves	5,393	(5,313)
Increase (decrease) in other accrued liabilities	36,663	(14,952)
Other	(2,853)	(2,880)

Cash From Operating Activities	127,621	110,030

Cash Flows From Investing Activities:
Capital expenditures	(30,849)	(18,353)
Acquisition of businesses, net of cash acquired	(396,785)	(132,905)
Purchase of marketable securities	(68,442)	(39,337)
Proceeds from sales of marketable securities	58,194	36,937
Other	4,103	4,072

Cash (Used For) Investing Activities	(433,779)	(149,586)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	334,247	7,215
Reductions of long-term and short-term debt	(41,269)	(22,845)
Cash dividends	(58,054)	(55,620)
Repurchase of stock	(1,094)	(5,999)
Other	5,650	3,181

Cash From (Used For) Financing Activities	239,480	(74,068)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	12,650	(20,432)

Net Change in Cash and Cash Equivalents	(54,028)	(134,056)
Cash and Cash Equivalents at Beginning of Period	315,968	435,011

Cash and Cash Equivalents at End of Period	$261,940	$300,955

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by Generally Accepted Accounting Principles in the U.S. (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three- and six-month periods ended November 30, 2012 and 2011. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2012.

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

Additionally, during fiscal 2012, we entered into three other, separate agreements with Kemrock. First, we agreed to loan Kemrock $15.0 million, which was to be repaid in cash, or alternatively, goods and commercial materials, no later than September 15, 2012. The loan is classified as a note receivable and is included in prepaid and other current assets in our Consolidated Balance Sheet. Second, we entered into a global depository receipt (“GDR”) Purchase Agreement with Kemrock, whereby we purchased 693,072 GDRs of Kemrock for an aggregate purchase price of approximately $7.2 million. The GDRs are included in our investment in Kemrock, which had a carrying value at the end of fiscal 2012 of $42.2 million, and are classified as other long-term assets in our Consolidated Balance Sheet. Lastly, during fiscal 2012 we invested $22.7 million in 5.5% convertible

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bonds issued by Kemrock. The bonds are convertible into ordinary shares or GDRs each representing one ordinary share of Kemrock stock, and may be converted at any time on or after June 4, 2012 and up to the close of business on June 12, 2017. Our investment in Kemrock’s convertible bonds is classified in other long-term assets in our Consolidated Balance Sheet.

The economy and financial markets in India have experienced significant deterioration in recent months, including a devaluation of the Indian rupee versus the U.S. dollar. Additionally, the market value of shares of Kemrock common stock declined significantly, from 531.0 rupees per share as of May 31, 2012 to 56.70 rupees per share as of November 30, 2012. The majority of the decline in the market value of Kemrock shares began to occur during the month of August 2012. As a result of these factors, we determined that it was appropriate to record an impairment loss during the three and six month periods ended November 30, 3012 of approximately $10.1 million and $42.2 million, respectively, on our equity method investment. The loss is classified in other (income) expense, net in our Consolidated Statements of Income. Please see Note 11, where information related to this investment is more fully described.

As of November 30, 2012, Kemrock had repaid approximately $5.0 million of the $15.0 million loan. We anticipate that we will receive approximately half of the remaining outstanding loan amount of $10.0 million in goods and materials by the end of the current fiscal year, and therefore have recorded a loss of $5.0 million for the amount deemed uncollectible during our first quarter ended August 31, 2012. The loss is classified in selling, general and administrative expense in our Consolidated Statements of Income.

Lastly, during the three and six month periods ended November 30, 2012, we recorded a loss of approximately $0.8 million and $9.0 million, respectively, associated with the decline in the value of the conversion option feature associated with the 5.5% convertible bonds. Please see Note 6, where information related to this investment is more fully described.

NOTE 3 — DECONSOLIDATION OF SPECIALTY PRODUCTS HOLDING CORP. (“SPHC”)

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of the combined analyses of each of the components of our net investment in SPHC, we recorded a net loss of approximately $7.9 million, which was reflected in Other Expense, Net, during the fourth fiscal quarter of the year ended May 31, 2010. No changes have been made to these amounts through November 30, 2012.

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

NOTE 5 — INVENTORIES

Inventories were composed of the following major classes:

	November 30, 2012	May 31, 2012
	(In thousands)
Raw material and supplies	$193,627	$160,869
Finished goods	352,051	329,109

Total Inventory	$545,678	$489,978

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — MARKETABLE SECURITIES

The following tables summarize marketable securities held at November 30, 2012 and May 31, 2012 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
November 30, 2012
Equity securities:
Stocks — foreign	$1,321	$235	$(12)	$1,544
Stocks — domestic	27,639	2,385	(691)	29,333
Mutual funds — foreign	20,072	2,550	—	22,622
Mutual funds — domestic	43,272	850	(5)	44,117

Total equity securities	92,304	6,020	(708)	97,616
Fixed maturity:
U.S. treasury and other government	20,565	405	(32)	20,938
Kemrock convertible bonds	14,273	—	—	14,273
Corporate bonds	1,824	286	(1)	2,109
Foreign bonds	38	4	—	42
Mortgage-backed securities	128	65	(2)	191

Total fixed maturity securities	36,828	760	(35)	37,553

Total	$129,132	$6,780	$(743)	$135,169

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2012
Equity securities:
Stocks — foreign	$1,016	$79	$—	$1,095
Stocks — domestic	24,380	2,776	(1,046)	26,110
Mutual funds — foreign	17,489	521	(936)	17,074
Mutual funds — domestic	39,246	1,114	(1,077)	39,283

Total equity securities	82,131	4,490	(3,059)	83,562
Fixed maturity:
U.S. treasury and other government	19,347	530	(12)	19,865
Kemrock convertible bonds	13,670	—	—	13,670
Coporate bonds	2,305	349	(5)	2,649
Foreign bonds	38	1	—	39
Mortgage-backed securities	241	105	(2)	344

Total fixed maturity securities	35,601	985	(19)	36,567

Total	$117,732	$5,475	$(3,078)	$120,129

Marketable securities, included in other current and long-term assets, totaling $120.9 million and $14.3 million at November 30, 2012, respectively, and $106.5 million and $13.6 million at May 31, 2012, respectively, are

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

composed of available-for-sale securities and are reported at fair value. In April 2012, we invested $22.7 million in 5.5% convertible bonds issued by Kemrock. The bonds are convertible into ordinary shares or global depositary receipts each representing one ordinary share of Kemrock stock, and may be converted at any time on or after June 4, 2012 and up to the close of business on June 12, 2017. Our investment in Kemrock convertible bonds is an available for sale security, which reflects the offsetting value of the discount on the bond as of the balance sheet date, and is classified in other long-term assets in our Consolidated Balance Sheet.

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

Gross gains and losses realized on sales of investments were insignificant for the quarter ended November 30, 2012. Gross gains and losses realized on sales of investments were $1.9 million and $1.9 million, respectively, for the quarter ended November 30, 2011. During the second quarter of fiscal 2013 and 2012, we recognized losses of $0.5 million and $0.3 million, respectively, for securities deemed to have other-than-temporary impairments. These amounts are included in investment expense (income), net in the Consolidated Statements of Income.

Gross gains and losses realized on sales of investments were $5.0 million and $0.4 million, respectively, for the six months ended November 30, 2012. Gross gains and losses realized on sales of investments were $3.8 million and $4.7 million, respectively, for the six months ended November 30, 2011. During the first half of fiscal 2013 and 2012, we recognized losses of $0.6 million and $0.7 million, respectively, for securities deemed to have other-than-temporary impairments.

Summarized below are the securities we held at November 30, 2012 and May 31, 2012 that were in an unrealized loss position and that were included in accumulated other comprehensive income, aggregated by the length of time the investments had been in that position:

	November 30, 2012		May 31, 2012
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$20,227	$(743)	$43,772	$(3,078)
Unrealized losses with a loss position for less than 12 months	19,531	(533)	42,114	(2,596)
Unrealized losses with a loss position for more than 12 months	696	(210)	1,658	(482)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. Unrealized losses at November 30, 2012 were generally related to the volatility in valuations over the last several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at November 30, 2012 were less than 15% below their original cost or have been in a loss position for less than six consecutive months. Although we have begun to see recovery in

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

general economic conditions over the past year, if we were to experience continuing or significant unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at November 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$1,627	$1,626
One year through five years	28,849	29,096
Six years through ten years	4,672	4,888
After ten years	1,680	1,943

	$36,828	$37,553

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at November 30, 2012
U.S. Treasury and other government	$—	$20,938	$—	$20,938
Foreign bonds		42		42
Mortgage-backed securities		191		191
Corporate bonds		2,109		2,109
Stocks — foreign	1,544			1,544
Stocks — domestic	29,333			29,333
Mutual funds — foreign		22,622		22,622
Mutual funds — domestic		44,117		44,117
Foreign currency forward contract		(2,567)		(2,567)
Cross-currency swap		(10,638)		(10,638)
Investment in Kemrock convertible debt		14,273		14,273

Total	$30,877	$91,087	$—	$121,964

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2012
U.S. Treasury and other government	$—	$19,865	$—	$19,865
Foreign bonds		39		39
Mortgage-backed securities		344		344
Corporate bonds		2,649		2,649
Stocks — foreign	1,095			1,095
Stocks — domestic	26,110			26,110
Mutual funds — foreign		17,074		17,074
Mutual funds — domestic		39,283		39,283
Foreign currency forward contract		(1,356)		(1,356)
Cross-currency swap		(2,159)		(2,159)
Conversion option, Kemrock 5.5% bonds			9,031	9,031
Investment in Kemrock convertible debt		13,670		13,670

Total	$27,205	$89,409	$9,031	$125,645

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

Our cross-currency swap is a liability that has a fair value of $10.6 million at November 30, 2012, that was originally designed to fix our interest and principal payments in euros for the life of our unsecured 6.70% senior

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes due November 1, 2015, which resulted in an effective euro fixed-rate borrowing of 5.31%. The basis for determining the rates for this swap included three legs at the inception of the agreement: the U.S. dollar (USD) fixed rate to a USD floating rate; the euro floating to euro fixed rate; and the dollar to euro basis fixed rate at inception. Therefore, we essentially exchanged fixed payments denominated in USD for fixed payments denominated in euros, paying fixed euros at 5.31% and receiving fixed USD at 6.70%. The ultimate payments are based on the notional principal amounts of 150 million USD and approximately 125 million euros. There will be an exchange of the notional amounts at maturity. The rates included in this swap are based upon observable market data, but are not quoted market prices, and therefore, the cross-currency swap is considered a Level 2 liability on the fair value hierarchy. Additionally, this cross-currency swap has been designated as a hedging instrument, and is classified as other long-term liabilities in our Consolidated Balance Sheets.

Our investment in Kemrock 5.5% convertible bonds includes the fair value of the conversion option feature as of the balance sheet date, and is classified in other long-term assets in our Consolidated Balance Sheet. During the three and six month periods ended November 30, 2012, we recognized a loss of approximately $0.8 million and $9.0 million, respectively, resulting from the decline in the fair value of the conversion option feature associated with the bond, driven primarily from the decline in the market value of Kemrock common stock, from 531.0 rupees per share at May 31, 2012 to 56.70 rupees per share at November 30, 2012. The majority of the decline in the market value of Kemrock shares began to occur during the Month of August 2012. This amount is reflected in other expense (income) in the Consolidated Statements of Income.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At November 30, 2012 and May 31, 2012, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of November 30, 2012 and May 31, 2012 are as follows:

	At November 30, 2012
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$261,940	$261,940
Marketable equity securities	97,616	97,616
Marketable debt securities	37,553	37,553
Long-term debt, including current portion	1,415,169	1,554,588

	At May 31, 2012
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$315,968	$315,968
Marketable equity securities	83,562	83,562
Marketable debt securities	36,567	36,567
Long-term debt, including current portion	1,115,536	1,232,180

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We also offer warranty programs at several of our industrial businesses and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liability represents our best estimate at November 30, 2012, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table includes the changes in our accrued warranty balances:

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
	(In thousands)
Beginning Balance	$14,527	$16,965	$14,751	$17,196
Deductions (1)	(4,082)	(4,833)	(7,987)	(8,905)
Provision charged to SG&A expense	4,693	4,198	8,374	8,039

Ending Balance	$15,138	$16,330	$15,138	$16,330

(1)	Primarily claims paid during the year.

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

NOTE 10 — INVESTMENT (INCOME) EXPENSE, NET

Investment (income) expense, net, consists of the following components:

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands)	2012	2011	2012	2011
Interest (income)	$(1,565)	$(1,116)	$(3,860)	$(2,233)
(Gain) loss on sale of marketable securities	(8)	(22)	(4,592)	892
Other-than-temporary impairment on securities	450	341	564	749
Dividend (income)	(241)	(248)	(450)	(477)

Investment (income) expense, net	$(1,364)	$(1,045)	$(8,338)	$(1,069)

NOTE 11 — OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following components:

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
(In thousands)
Royalty (income), net	$(433)	$(424)	$(727)	$(748)
Loss on Kemrock conversion option	847	—	9,030	—
Loss (income) related to unconsolidated equity affiliates	9,280	(5,743)	40,813	(6,222)

Other expense (income), net	$9,694	$(6,167)	$49,116	$(6,970)

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

As discussed in Note 2, the economy and financial markets in India have experienced significant deterioration in recent months, including a devaluation of the Indian rupee versus the U.S. dollar. Additionally, the market value of shares of Kemrock common stock declined significantly, from 531.0 rupees per share as of May 31, 2012 to 56.70 rupees per share as of November 30, 2012. The majority of the decline in the market value of Kemrock shares began to occur during the month of August 2012. As a result of these factors, we determined that it was appropriate to record an impairment loss during the three and six month periods ended November 30, 2012 of approximately $10.1 million and $42.2 million, respectively, on our equity method investment. The loss is classified in other (income) expense, net in our Consolidated Statements of Income.

Our investment in Kemrock is reported in our Consolidated Balance Sheet at its adjusted carrying value and classified as a long-term asset. Our investment in Kemrock had no carrying value at November 30, 2012 and a carrying value of $42.2 million at May 31, 2012.

NOTE 12 — INCOME TAXES

The effective income tax rate was 35.1% for the three months ended November 30, 2012 compared to an effective income tax rate of 29.2% for the three months ended November 30, 2011. The effective income tax rate was 41.3% for the six months ended November 30, 2012 compared to an effective income tax rate of 29.6% for the same period a year ago.

For the three and six months ended November 30, 2012 and 2011, respectively, the effective tax rate was reduced below the federal statutory rate due to lower effective tax rates of certain of our foreign subsidiaries, the favorable impact of certain foreign operations on our U.S. taxes, the benefit of the domestic manufacturing deduction and due to net reductions to our reserves for contingencies, including interest thereon. Additionally, for the six months ended November 30, 2012 and 2011, decreases in the effective income tax rate resulted from a reduction in the United Kingdom income tax rate.

For the three and six months ended November 30, 2012 and 2011, respectively, the effective tax rate increased principally as a result of the impact of valuation allowances associated with U.S. foreign tax credit carryforwards and certain foreign net operating losses, state and local income taxes, and non-deductible business operating expenses.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Furthermore, for the three and six month periods ended November 30, 2012, the effective tax rate differed from the federal statutory rate as a result of valuation allowances related to losses associated with our investments in Kemrock and as a result of the impact on our effective tax rate in certain foreign jurisdictions where income tax benefits associated with net operating losses incurred by those foreign businesses are not recognized.

As of November 30, 2012, we had unrecognized tax benefits of approximately $7.4 million, of which approximately $6.5 million would impact the effective tax rate, if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At November 30, 2012 the accrual for interest and penalties was $5.7 million. Unrecognized tax benefits, including interest and penalties, have been classified as other long-term liabilities unless expected to be paid in one year. We classified approximately $1.5 million of our reserve for uncertain tax positions, which includes associated interest and penalties, as a current liability as this amount could be reversed during the next 12 months. We do not anticipate any other significant changes to the total unrecognized tax benefits within the next 12 months.

We, or our subsidiaries, file income tax returns in the U.S. and in various state, local and foreign jurisdictions. As of November 30, 2012 we are subject to U.S. federal income tax examinations for the fiscal years 2009 through 2012. In addition, with limited exceptions, we, or our subsidiaries, are generally subject to state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2005 through 2012.

We are currently under examination, or have been notified of an upcoming tax examination for various Non-U.S. and U.S. jurisdictions including an ongoing Internal Revenue Service (“IRS”) examination of the company’s U.S. income tax returns for the fiscal 2009 and 2010 tax years. During the second quarter of fiscal 2013, the IRS proposed adjustments for the fiscal 2009 and 2010 years relating to, amongst other items, the deductibility of certain expenditures. We have evaluated the proposed adjustments for fiscal years 2009 and 2010 and have reached an informal agreement with the IRS. We expect to receive the final IRS assessment during the third the quarter of this fiscal year. We do not expect the final resolution of this IRS examination to have a material impact on our financial statements.

Although it is possible that certain tax examinations could be resolved during the next 12 months, the timing and outcomes, other than for the ongoing IRS examination as described above, are uncertain.

As of November 30, 2012, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at November 30, 2012 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, U.S. capital loss carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and six month periods ended November 30, 2012 and 2011:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended November 30,		Three Months Ended November 30,
Pension Benefits	2012	2011	2012	2011
	(In thousands)
Service cost	$6,488	$4,976	$1,050	$966
Interest cost	4,060	3,827	1,769	2,041
Expected return on plan assets	(4,358)	(4,354)	(1,846)	(2,037)
Amortization of:
Prior service cost	87	88	2	3
Net actuarial losses recognized	4,222	2,128	692	559

Net Periodic Benefit Cost	$10,499	$6,665	$1,667	$1,532

	U.S. Plans		Non-U.S. Plans
	Three Months Ended November 30,		Three Months Ended November 30,
Postretirement Benefits	2012	2011	2012	2011
	(In thousands)
Service cost	$—	$—	$288	$192
Interest cost	88	104	289	249
Amortization of:
Prior service (credit)	(22)	(21)
Net actuarial (gains) losses recognized	4	(15)	114	19

Net Periodic Benefit Cost	$70	$68	$691	$460

	U.S. Plans		Non-U.S. Plans
	Six Months Ended November 30,		Six Months Ended November 30,
Pension Benefits	2012	2011	2012	2011
	(In thousands)
Service cost	$12,976	$9,953	$2,100	$1,931
Interest cost	8,120	7,654	3,538	4,081
Expected return on plan assets	(8,716)	(8,708)	(3,692)	(4,073)
Amortization of:
Prior service cost	174	176	4	6
Net actuarial losses recognized	8,444	4,255	1,384	1,119

Net Periodic Benefit Cost	$20,998	$13,330	$3,334	$3,064

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans		Non-U.S. Plans
	Six Months Ended November 30,		Six Months Ended November 30,
Postretirement Benefits	2012	2011	2012	2011
	(In thousands)
Service cost	$—	$—	$576	$384
Interest cost	176	208	578	499
Amortization of:
Prior service (credit)	(44)	(43)
Net actuarial (gains) losses recognized	8	(29)	228	37

Net Periodic Benefit Cost	$140	$136	$1,382	$920

We previously disclosed in our financial statements for the fiscal year ended May 31, 2012 that we expected to contribute approximately $29.9 million to our retirement plans in the U.S. and approximately $8.3 million to plans outside the U.S. during the current fiscal year. As of November 30, 2012, we expect to contribute $5.4 million less to our retirement plans in the U.S., for a total of $24.5 million.

NOTE 14 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method, for the three and six months ended November 30, 2012 and 2011:

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$41,668	$49,931	$75,581	$126,742
Less: Allocation of earnings and dividends to participating securities	(929)	(979)	(1,526)	(2,297)

Net income available to common shareholders — basic	40,739	48,952	74,055	124,445
Add: Undistributed earnings reallocated to unvested shareholders	2	2	2	5

Net income available to common shareholders — diluted	$40,741	$48,954	$74,057	$124,450

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	128,885	127,986	128,844	128,048
Average diluted options	815	446	791	489
Net issuable common share equivalents

Total shares for diluted earnings per share (1), (2)	129,700	128,432	129,635	128,537

Earnings Per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.32	$0.38	$0.57	$0.97

Diluted Earnings Per Share of Common Stock	$0.31	$0.38	$0.57	$0.97

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	For the quarters ended November 30, 2012 and 2011, approximately 3,151,000 shares and 2,722,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS for those periods, as the effect would have been anti-dilutive.
(2)	For the six month periods ended November 30, 2012 and 2011, approximately 2,970,000 shares and 2,522,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS for those periods, as the effect would have been anti-dilutive.

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

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. This reportable segment comprises three separate operating segments — Building Solutions Group, Performance Coatings Group and RPM2-Industrial Group. Products and services within this reportable segment include construction chemicals; roofing systems; weatherproofing and other sealants; polymer flooring; edible coatings and specialty glazes for pharmaceutical, cosmetic and food industries; and other specialty chemicals.

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe. Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and to other smaller customers through distributors. This reportable segment comprises three operating segments — DAP Group, RPM2-Consumer Group and Rust-Oleum Group. Products within this reportable segment include specialty, hobby and professional paints; nail care enamels; caulks; adhesives; silicone sealants and wood stains.

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

	Three Months Ended		Six Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
	(In thousands)
Net Sales
Industrial Segment	$691,076	$641,538	$1,394,411	$1,308,554
Consumer Segment	326,350	274,547	669,729	593,449

Consolidated	$1,017,426	$916,085	$2,064,140	$1,902,003

Income (Loss) Before Income Taxes
Industrial Segment	$75,495	$77,224	$149,799	$168,770
Consumer Segment	38,561	26,753	97,349	78,265
Corporate/Other	(43,014)	(27,807)	(104,044)	(52,161)

Consolidated	$71,042	$76,170	$143,104	$194,874

	November 30, 2012	May 31, 2012
Identifiable Assets
Industrial Segment	$2,339,823	$2,195,702
Consumer Segment	1,497,631	1,184,609
Corporate/Other	128,116	179,709

Consolidated	$3,965,570	$3,560,020

NOTE 16 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three months ended November 30, 2012, we did not repurchase any shares of our common stock under this program.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three months ended November 30, 2012 and 2011:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at August 31, 2012	$1,226,240	$143,360	$1,369,600
Net income	41,668	4,419	46,087
Other Comprehensive Income:
Foreign currency translation adjustments	(3,659)	1,623	(2,036)
Pension and other postretirement benefit liability adjustments, net of tax	3,242	136	3,378
Unrealized gain (loss) on securities, net of tax	1,865	211	2,076
Unrealized (loss) on derivatives, net of tax	(585)	(159)	(744)

Total Other Comprehensive Income, net of tax	863	1,811	2,674

Comprehensive Income	42,531	6,230	48,761

Dividends paid	(29,773)		(29,773)
Other noncontrolling interest activity	(973)		(973)
Shares repurchased	(835)		(835)
Stock option exercises, net	1,501		1,501
Stock based compensation expense	623		623
Restricted awards, net	3,638		3,638

Total Equity at November 30, 2012	$1,242,952	$149,590	$1,392,542

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at August 31, 2011	$1,304,339	$131,398	$1,435,737
Net income	49,931	3,988	53,919
Other Comprehensive Income:
Foreign currency translation adjustments	(60,471)	(3,842)	(64,313)
Pension and other postretirement benefit liability adjustments, net of tax	2,799	382	3,181
Unrealized gain (loss) on securities, net of tax	(9,323)	1,604	(7,719)
Unrealized gain on derivatives, net of tax	(2,196)	(597)	(2,793)

Total Other Comprehensive Income, net of tax	(69,191)	(2,453)	(71,644)

Comprehensive Income	(19,260)	1,535	(17,725)

Dividends paid	(28,196)		(28,196)
Other noncontrolling interest activity	(1,603)		(1,603)
Shares repurchased	(5,728)		(5,728)
Stock option exercises, net	1,975		1,975
Stock based compensation expense	3,567		3,567

Total Equity at November 30, 2011	$1,255,094	$132,933	$1,388,027

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the components of total equity and comprehensive income for the six months ended November 30, 2012 and 2011:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2012	$1,183,656	$130,327	$1,313,983
Net income	75,581	8,373	83,954
Other Comprehensive Income:
Foreign currency translation adjustments	25,005	12,189	37,194
Pension and other postretirement benefit liability adjustments, net of tax	4,776	(192)	4,584
Unrealized gain (loss) on securities, net of tax	2,690	(966)	1,724
Unrealized (loss) on derivatives, net of tax	(416)	(141)	(557)

Total Other Comprehensive Income, net of tax	32,055	10,890	42,945

Comprehensive Income	107,636	19,263	126,899

Dividends paid	(58,054)		(58,054)
Other noncontrolling interest activity	309		309
Shares repurchased	(1,094)		(1,094)
Stock option exercises, net	2,365		2,365
Stock based compensation expense	1,211		1,211
Restricted awards, net	6,923		6,923

Total Equity at November 30, 2012	$1,242,952	$149,590	$1,392,542

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2011	$1,263,164	$124,204	$1,387,368
Net income	126,742	10,517	137,259
Other Comprehensive Income:
Foreign currency translation adjustments	(69,904)	(3,513)	(73,417)
Pension and other postretirement benefit liability adjustments, net of tax	4,840	559	5,399
Unrealized gain (loss) on securities, net of tax	(12,966)	1,994	(10,972)
Unrealized gain on derivatives, net of tax	(3,044)	(828)	(3,872)

Total Other Comprehensive Income, net of tax	(81,074)	(1,788)	(82,862)

Comprehensive Income	45,668	8,729	54,397

Dividends paid	(55,620)		(55,620)
Other noncontrolling interest activity	(1,993)		(1,993)
Shares repurchased	(5,998)		(5,998)
Stock option exercises, net	3,181		3,181
Stock based compensation expense	6,692		6,692

Total Equity at November 30, 2011	$1,255,094	$132,933	$1,388,027

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 — RECENTLY COMPLETED ACQUISITIONS

On September 5, 2012, we acquired Kirker Enterprises, Inc., a leading manufacturer of nail care enamels, coatings components and related products for the personal care industry. Based in Paterson, New Jersey, Kirker has annual sales in excess of $100 million. Kirker will be managed and reported by our RPM2 — Consumer operating segment.

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

The preliminary fair value of acquired goodwill and other intangible assets for the two acquisitions described above totaled approximated $160.9 million and $103.3 million, respectively. Additionally, the preliminary fair value of contingent consideration for these two acquisitions combined totaled approximately $63.5 million. Opening balance sheet valuations for these two recent acquisitions are ongoing. A final determination of the purchase price allocation will be made based upon the completion of the determination of the fair value of acquired tangible and intangible assets and our assessment of deferred income taxes.

NOTE 19 — $300 MILLION NOTE OFFERING

During the current quarter, we sold $300 million of our 3.450% Notes due November 15, 2022. In accordance with the agreement, we will pay interest on the Notes semi-annually on May 15th and November 15th of each year, beginning on May 15, 2013. The net proceeds, totaling approximately $297.7 million, were used to repay a portion of the outstanding borrowings under our revolving credit facility.

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

Our industrial reportable segment’s products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. This reportable segment comprises three separate operating segments — Building Solutions Group, Performance Coatings Group and RPM2-Industrial Group. Products and services within this reportable segment include construction chemicals; roofing systems; weatherproofing and other sealants; polymer flooring; edible coatings and specialty glazes for pharmaceutical, cosmetic and food industries; and other specialty chemicals.

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer reportable segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe. Our consumer reportable segment’s products are sold throughout North America directly to mass merchants, home improvement centers, hardware stores, paint stores, craft shops and to other smaller customers through distributors. This reportable segment comprises three operating segments — DAP Group, RPM2-Consumer Group and Rust-Oleum Group. Products within this reportable segment include specialty, hobby and professional paints; nail care enamels; caulks; adhesives; silicone sealants and wood stains.

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

	Three Months Ended		Six Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
	(In thousands)
Net Sales
Industrial Segment	$691,076	$641,538	$1,394,411	$1,308,554
Consumer Segment	326,350	274,547	669,729	593,449

Consolidated	$1,017,426	$916,085	$2,064,140	$1,902,003

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$75,495	$77,224	$149,799	$168,770
Interest (Expense), Net	(2,626)	(1,065)	(5,234)	(1,982)

EBIT (b)	$78,121	$78,289	$155,033	$170,752

Consumer Segment
Income Before Income Taxes (a)	$38,561	$26,753	$97,349	$78,265
Interest (Expense), Net	(19)	(21)	(19)	15

EBIT (b)	$38,580	$26,774	$97,368	$78,250

Corporate/Other
(Expense) Before Income Taxes (a)	$(43,014)	$(27,807)	$(104,044)	$(52,161)
Interest (Expense), Net	(15,859)	(15,778)	(24,707)	(32,679)

EBIT (b)	$(27,155)	$(12,029)	$(79,337)	$(19,482)

Consolidated
Income (Loss) Before Income Taxes (a)	$71,042	$76,170	$143,104	$194,874
Interest (Expense), Net	(18,504)	(16,864)	(29,960)	(34,646)

EBIT (b)	$89,546	$93,034	$173,064	$229,520

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles (“GAAP”) in the U.S., to EBIT.
(b)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2012

Net Sales On a consolidated basis, net sales of $1.02 billion for the quarter ended November 30, 2012 improved 11.1%, or $101.3 million, over net sales of $916.1 million during the comparable prior year period. The organic growth in sales amounted to 2.7%, or $24.8 million, of the increase in the current quarter net sales versus net sales for the same period last year, and includes volume-related improvements approximating 2.2%, or $20.3 million, the impact of unfavorable foreign exchange of approximately 1.1% of the prior year period net sales, or $10.2 million, and favorable pricing approximating 1.6%, or $14.7 million. These favorable pricing initiatives, including those across both of our reportable segments, were instituted primarily during prior periods in order to offset escalating raw material costs. Seven acquisitions executed over the past 12 months provided 8.4% of net sales growth over the comparable prior year period, or $76.5 million.

Industrial segment net sales, which comprised approximately 68% of consolidated net sales for the quarter ended November 30, 2012, totaled $691.0 million, an increase of 7.7% from $641.5 million during the comparable prior year period. The increase in the industrial segment’s net sales includes volume growth of 1.5%, favorable pricing of approximately 1.3% of the prior period net sales and the impact of unfavorable foreign exchange of 1.6%. Four acquisitions contributed 6.5% of this segment’s current period growth in net sales versus net sales for the comparable prior year period.

Consumer segment net sales, which comprised approximately 32% of consolidated net sales for the quarter ended November 30, 2012, totaled $326.4 million, an increase of 18.9% from $274.6 million during the same period a year ago. The improvement in this segment resulted from organic growth in sales of 6.2%, including growth in unit volume sales approximating 3.9% of the prior year second quarter net sales and the impact of current year price increases of approximately 2.4% of the prior year period net sales, which were slightly offset by the impact of unfavorable foreign exchange, which amounted to 0.1% of the prior year net sales. Three acquisitions executed over the last year had a favorable impact of approximately 12.7% on this segment’s net sales during the current period versus the comparable prior year period.

Gross Profit Margin Our consolidated gross profit margin improved to 41.8% of net sales for the second quarter of fiscal 2013 versus a consolidated gross profit margin of 40.3% for the comparable period a year ago, reflecting the impact of our 2.2% growth in organic sales volume for the current quarter versus the comparable prior year period, combined with the impact of favorable pricing initiatives instituted primarily during prior periods in order to offset escalating raw material costs. The growth in organic sales volume for the current quarter was offset primarily by the impact of unfavorable foreign exchange and an unfavorable mix of sales during the second quarter of fiscal 2013 versus the comparable prior year period.

Selling, General and Administrative Expenses (“SG&A”) Our consolidated SG&A increased to 32.0% of net sales for the quarter ended November 30, 2012 compared with 30.8% of net sales for the quarter ended November 30, 2011. The 120 basis point increase in SG&A as a percent of net sales versus the prior year includes the impact of increased employee compensation-related expenses, including pension and postretirement benefits expense, increased distribution expense and outside professional services expense. Warranty expense for the quarter ended November 30, 2012 increased slightly from the amount recorded during the comparable prior year period. We anticipate that warranty expense will fluctuate from period to period, but will likely continue to slowly decline over the next few years.

Our industrial segment SG&A was approximately $23.9 million higher during the second quarter of fiscal 2013 versus the comparable prior year period, and was also higher as a percentage of net sales, reflecting the unfavorable impact of higher employee compensation, bad debt, higher legal and distribution expense versus the comparable prior year period.

Our consumer segment SG&A was approximately $15.4 million higher during the second quarter of fiscal 2013 versus the comparable prior year period, and was also higher as a percentage of net sales in the second quarter of fiscal 2013 as compared with the same period a year ago, primarily reflecting the 12.7% growth in sales from recent acquisitions during the second quarter of fiscal 2013 versus the comparable prior year period, and the additional acquisition-related expense and SG&A generated by those acquisitions. Although this segment posted a 6.2% organic growth in net sales during the current quarter versus the prior year second quarter, those gains were slightly offset by the combination of legal expense, distribution and advertising expense during the second quarter of fiscal 2013 versus the comparable prior year period.

SG&A expenses in our corporate/other category increased by $4.3 million during the second quarter of fiscal 2013 to $16.4 million from $12.1 million during the comparable prior year period. The increase in SG&A expense reflects the impact of higher legal expense, employee compensation and benefit expense, partially offset by lower acquisition-related expense during the current quarter versus the same period a year ago.

We recorded total net periodic pension and postretirement benefit costs of $12.9 million and $8.7 million for the quarters ended November 30, 2012 and 2011, respectively. The $4.2 million increase in pension expense was primarily the result of $2.3 million of additional net actuarial losses incurred during the second quarter of fiscal 2013 versus the comparable prior year period and a $1.7 million increase in service and interest cost during the second quarter of fiscal 2013 versus the comparable prior year period. In addition, a lower expected return on plan assets had an unfavorable impact on pension expense of approximately $0.2 million for the current period versus the prior year period. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note 13, “Pension Plans,” for additional information regarding these benefits.

Interest Expense Interest expense was $19.9 million for the second quarter of fiscal 2013 versus $17.9 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s second quarter by approximately $3.0 million versus the same period a year ago. Excluding acquisition-related borrowings, lower average borrowings year-over-year decreased interest expense by approximately $0.9 million. Lower interest rates, which averaged 5.08% overall for the second quarter of fiscal 2013 compared with 6.29% for the same period of fiscal 2012, decreased interest expense by approximately $0.1 million during the current quarter versus the same period last year.

Investment Expense (Income), Net Net investment income was $0.4 million higher during the second quarter of fiscal 2013 versus the same period last year. Dividend and interest income totaled $1.9 million during the second quarter of fiscal 2013 versus $1.3 million during the same period a year ago. Impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.5 million for the quarter ended November 30, 2012, versus $0.3 million for the quarter ended November 30, 2011.

Other Expense (Income), Net Other expense for the quarter ended November 30, 2012 of $9.7 million compares with other income of $6.2 million during the comparable prior year period. The majority of other expense for the current quarter, approximately $10.8 million, was recorded by our corporate/other segment, and represents the impairment loss recorded in relation to our various investments in Kemrock. As previously discussed, the economy and financial markets in India have experienced significant deterioration in recent months, including a devaluation of the Indian rupee versus the U.S. dollar. Additionally, the market value of shares of Kemrock common stock have declined, and as a result of the combination of these factors, we determined that it was appropriate to record an additional impairment loss on our investment during the current quarter. The majority of other income for the second quarter a year ago was recorded by our industrial segment, and represents the accounting change for our investment in Kemrock from an available for sale security to the equity method. In relation to that change, approximately $4.6 million of net earnings was recorded during the prior year second quarter as a catch-up entry for income related to previous periods.

The majority of the remaining balance in other expense (income) is recorded by our industrial segment. Of that remaining balance in other expense (income), approximately $0.4 million represents royalty income for each of quarters presented. Also included is our equity in earnings of unconsolidated affiliates totaling approximately $0.7 million and $1.2 million for the quarters ended November 30, 2012 and 2011, respectively.

Income Before Income Taxes (“IBT”) Our consolidated pretax income for the second quarter of fiscal 2013 of $71.0 million compares with pretax income of $76.1 million for the quarter ended November 30, 2011, which results in a pretax profit margin on net sales of 7.0% and 8.3% for the second quarter of fiscal 2013 and 2012, respectively.

Our industrial segment had IBT of $75.5 million, for a profit margin on net sales of 10.9% for the quarter ended November 30, 2012, versus IBT of $77.2 million, for a profit margin on net sales of 12.0%, for the quarter ended November 30, 2011. The decline in IBT as a percent of sales for the industrial segment resulted primarily from increased distribution expense, bad debt and employee compensation expense during the current quarter versus the same period a year ago. Our consumer segment IBT increased to $38.6 million, or 11.8% of net sales for the quarter ended November 30, 2012, from the comparable prior year period result of $26.8 million, or 9.7% of net sales. This increase was driven primarily by the organic growth in sales for the consumer segment of approximately 6.2% in the second quarter of fiscal 2013 from the comparable prior year period.

Income Tax Rate The effective income tax rate was 35.1% for the three months ended November 30, 2012 compared to an effective income tax rate of 29.2% for the three months ended November 30, 2011.

For the three months ended November 30, 2012 and 2011, respectively, the effective tax rate was reduced below the federal statutory rate due to lower effective tax rates of certain of our foreign subsidiaries, the favorable impact of certain foreign operations on our U.S. taxes, the benefit of the domestic manufacturing deduction and due to net reductions to our reserves for contingencies, including interest thereon. For the three months ended November 30, 2012 and, to a lesser extent for the three months ended November 30, 2011, these decreases in the effective tax rates were offset principally as a result of the net impact of valuation allowances associated with U.S. foreign tax credit carryforwards and certain foreign net operating losses, state and local income taxes, and non-deductible business operating expenses.

Furthermore, for the three month period ended November 30, 2012, the effective tax rate differed from the federal statutory rate as a result of valuation allowances related to losses associated with our investments in Kemrock and as a result of the impact on our effective tax rate in certain foreign jurisdictions where income tax benefits associated with net operating losses incurred by those foreign businesses are not recognized.

As of November 30, 2012, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at November 30, 2012 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, U.S. capital loss carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions.

Net Income Net income of $46.1 million for the quarter ended November 30, 2012 compares to net income of $53.9 million for the quarter ended November 30, 2011, which results in a net margin on sales of 4.5% and 5.9% for the quarters ended November 30, 2012 and 2011, respectively. While organic sales volume grew by 2.2% during the second quarter of fiscal 2013 versus net sales for the second quarter of fiscal 2012, there was higher employee compensation, distribution and professional service expense during the second quarter of fiscal 2013 versus the comparable prior year period. Additionally, we recorded losses on our various investments in Kemrock, totaling $10.8 million after-tax. During the quarter ended November 30, 2012, we had net income from noncontrolling interests of $4.4 million versus $4.0 million during the comparable prior year period. Net income attributable to RPM International Inc. stockholders was $41.7 million for the quarter ended November 30, 2012, versus $49.9 million for the quarter ended November 30, 2011, for a margin on net sales of 4.1% and 5.5% for the quarter ended November 30, 2012 and 2011, respectively.

Diluted earnings per share of common stock for the quarter ended November 30, 2012 of $0.31 compares with $0.38 for the quarter ended November 30, 2011.

Six Months Ended November 30, 2012

Net Sales On a consolidated basis, net sales of $2.1 billion for the six months ended November 30, 2012 improved 8.5%, or $162.1 million, over net sales of $1.9 billion during the same period last year. The organic growth in sales amounted to 1.3%, or $24.9 million, of the increase in the current period net sales versus net sales for the same period a year ago, which includes volume-related improvements approximating 2.2%, or $42.8 million, and the impact of favorable pricing initiatives of approximately 1.8% of the prior period net sales, or $34.1 million. These favorable pricing initiatives, including those across both of our reportable segments, were instituted primarily during prior periods in order to offset escalating raw material costs. Also reflected in the 1.3% growth in organic sales is the impact of unfavorable foreign exchange rates year-over-year, which amounted to 2.7% of net sales for last year’s first six months, or $52.0 million. These losses resulted primarily from the weak dollar against the euro, as well as versus the Latin American and Canadian currencies. Eight acquisitions over the past year provided 7.2% of net sales growth over last year’s first six months, or $137.2 million.

Industrial segment net sales, which comprised 68% of consolidated net sales for this year’s first six months, totaled $1.4 billion, an increase of 6.6% from $1.3 billion during last year’s first six months. This increase in the industrial segment’s net sales reflects the favorable impact of five acquisitions, which provided 7.3% of this segment’s current period growth in net sales versus net sales for the same period a year ago, offset partially by an organic decline of 0.7% of net sales for the prior year period. Reflected in the organic sales decline is unfavorable foreign exchange of 3.5%, offset partially by unit volume growth of approximately 1.3% and favorable pricing of approximately 1.5%.

Consumer segment net sales, which comprised 32% of consolidated net sales for this year’s first six months, totaled $669.7 million, an increase of 12.9% from $593.4 million during the same period a year ago. The improvement in this segment resulted from organic growth in sales of 5.9%, including growth in unit volume sales approximating 4.5% of the prior period net sales, the impact of current period price increases of approximately 2.3% of the prior period net sales, offset partially by the impact of unfavorable foreign exchange, which amounted to 0.9% of the prior period net sales. Three acquisitions had a favorable impact of approximately 7.0% on this segment’s net sales during this year’s first six months versus the same period a year ago.

Gross Profit Margin Our consolidated gross profit margin improved to 41.6% of net sales for the first six months of fiscal 2013 from 40.9% of net sales for the same period last year, reflecting our 1.3% growth in organic sales volume for the current period versus the same period last year. Slightly offsetting that favorable impact was the combination of unfavorable foreign exchange and the current period unfavorable mix of sales. Additionally, the current six month period gross profit margin was negatively impacted by approximately 20 basis points as a result of one-time charges taken by the roofing division of RPM’s Building Solutions Group. The charges were taken during the first quarter of the current fiscal year for revised cost estimates in conjunction with unprofitable contracts outside of North America.

SG&A Our consolidated SG&A increased to 30.8% of net sales for the first six months of fiscal 2013 compared with 29.2% of net sales for the same period a year ago. The 160 bps increase in SG&A as a percent of net sales versus the prior period primarily reflects the impact of the $5.0 million bad debt write down recorded during this year’s first quarter in relation to our $10.0 million outstanding loan to Kemrock. Other items impacting SG&A were higher employee compensation and benefit expense, along with higher distribution, legal and warranty expense. We anticipate that warranty expense will fluctuate from period to period, but will likely decline slowly over the next few years.

Our industrial segment SG&A was approximately $47.6 million higher during the first six months of fiscal 2013 versus the comparable prior year period, and higher as a percentage of net sales, reflecting the unfavorable impact of the $5.0 million bad debt write down on our loan to Kemrock recorded during this year’s first quarter. Additionally, the industrial segment’s roofing division recorded a $10.6 million loss during this year’s first quarter related to a loss contract outside North America and exit costs related to this contract. Lastly, the industrial segment results for the first half of fiscal 2013 reflect the impact of higher employee compensation and benefit expense, higher legal and distribution expense versus the comparable prior year period.

Our consumer segment SG&A was approximately $19.5 million higher during the first half of fiscal 2013 versus the comparable prior year period, and higher as a percentage of net sales during the first half of fiscal 2013 as compared with the same period a year ago, primarily reflecting the impact of higher acquisition-related expense, legal and advertising expense during this year’s first half versus the same period a year ago.

SG&A expenses in our corporate/other category increased by $13.5 million during the first half of fiscal 2013 to $33.0 million from $19.5 million during the comparable prior year period. The increase in SG&A expense reflects the combination of higher employee compensation and benefit expenses and higher legal expense.

We recorded total net periodic pension and postretirement benefit costs of $25.9 million and $17.5 million for the six months ended November 30, 2012 and 2011, respectively. The $8.4 million increase in pension expense was primarily the result of $4.7 million of additional net actuarial losses incurred during the first half of fiscal 2013 versus the comparable prior year period and a $3.3 million increase in service and interest cost during the first half of fiscal 2013 versus the comparable prior year period. A lower expected return on plan assets had an unfavorable impact on pension expense of approximately $0.4 million for the six months ended November 30, 2012 versus the comparable prior year period. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Interest Expense Interest expense was $38.3 million for the first six months of fiscal 2013 versus $35.7 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first six months by approximately $4.7 million versus the same period a year ago. Excluding acquisition-related borrowings, lower average borrowings year-over-year decreased interest expense by approximately $1.2 million. Lower interest rates, which averaged 5.31% overall for the first six months of fiscal 2013 compared with 6.31% for the same period of fiscal 2012, decreased interest expense by approximately $0.9 million during the current six-month period versus the same period last year.

Investment Expense (Income), Net Net investment income of $8.3 million during this year’s first six months compares to net investment income of $1.1 million for the same period a year ago. Dividend and interest income totaled $4.3 million during this year’s first six months versus $2.7 million of income during the same period last year. Net realized gains on the sales of investments resulted in a net gain of $4.6 million for this year’s first six months versus a net loss of $0.9 million for the same period during fiscal 2012. Impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.6 million for the first six months of fiscal 2013, versus $0.7 million for the same period a year ago.

Other (Income), Net Other expense for this year’s first six months of $49.1 million compares with other income of $7.0 million during the same period a year ago. The majority of other expense for this year’s first half, approximately $46.4 million, was recorded by our corporate/other segment, and represents the impairment loss recorded in relation to our investment in Kemrock. As previously discussed, the economy and financial markets in India have experienced significant deterioration over the last year. Additionally, the market value of shares of Kemrock common stock have declined, and as a result of the combination of these factors, we determined that it was appropriate to record an impairment loss on our investment during the current fiscal year.

The majority of the remaining balance in other expense (income) is recorded by our industrial segment. Of that remaining balance in other expense (income), approximately $0.7 million represents royalty income for each of the periods presented. Also included is our equity in earnings of unconsolidated affiliates totaling approximately $1.2 million and $1.7 million for the first six months of fiscal 2013 and 2012, respectively. Also reflected in the current year-to-date period results for fiscal 2013 is the loss recorded by our industrial segment in relation to our investment in Kemrock, which approximated $4.7 million.

IBT Our consolidated pretax income for this year’s first six months of $143.1 million compares with pretax income of $194.9 million for the same period last year, resulting in a pretax profit margin on net sales of 6.9% for the current period versus a pretax profit margin on net sales of 10.2% a year ago.

Our industrial segment had IBT of $149.8 million, for a profit margin on net sales of 10.7% for this year’s first six months versus IBT of $168.8 million, for a profit margin on net sales of 12.9%, for the same period last year. Our consumer segment IBT increased to $97.3 million, or 14.5% of net sales for the period, from last year’s first six months’ IBT of $78.3 million, or 13.2% of net sales. The increase in IBT as a percent of sales for the consumer segment resulted primarily from the impact of the 5.9% growth in organic sales combined with the impact of favorable acquisitions during the current period versus the same period a year ago.

Income Tax Rate The effective income tax rate was 41.3% for the six months ended November 30, 2012 compared to an effective income tax rate of 29.6% for same period a year ago.

For the six months ended November 30, 2012 and 2011, respectively, the effective tax rate was reduced below the federal statutory rate due to lower effective tax rates of certain of our foreign subsidiaries, the favorable impact of certain foreign operations on our U.S. taxes, a reduction in the United Kingdom income tax rate, the benefit of the domestic manufacturing deduction and due to net reductions to our reserves for contingencies, including interest thereon. For the six months ended November 30, 2012 and, to a lesser extent for the six months ended November 30, 2011, these decreases in the effective tax rates were offset principally as a result of the net impact of valuation allowances associated with U.S. foreign tax credit carryforwards and certain foreign net operating losses, state and local income taxes, and non-deductible business operating expenses.

Furthermore, for the six month period ended November 30, 2012, the effective tax rate differed from the federal statutory rate as a result of valuation allowances related to losses associated with our investments in Kemrock and as a result of the impact on our effective tax rate in certain foreign jurisdictions where income tax benefits associated with net operating losses incurred by those foreign businesses are not recognized.

As described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended November 30, 2012, there is uncertainty as to whether we will be able to recognize certain deferred tax assets. Refer to the section captioned, “Three Months Ended November 30, 2012 — Income Tax Rate,” for further information.

Net Income Net income of $84.0 million for the first six months of fiscal 2013 compares to net income of $137.3 million for the same period last year, or a decline of $53.3 million period-over-period, principally due to losses we recorded on our various investments in Kemrock, totaling $51.1 million after-tax. This results in a net margin on sales of 4.1% and 7.2% for the six month periods ended November 30, 2012 and 2011, respectively. While organic sales grew by 1.3% during the current period versus net sales for the same period last year, employee compensation, distribution and acquisition-related expenses were higher during the current period versus the same period a year ago. During the six months ended November 30, 2012, we had net income from noncontrolling interests of $8.4 million versus $10.6 million during the same period a year ago. Net income attributable to RPM International Inc. stockholders was $75.6 million for the six months ended November 30, 2012, versus $126.7 million for the same period a year ago, for a margin on net sales of 3.7% and 6.7% for the first six months of fiscal 2013 and 2012, respectively.

Diluted earnings per share of common stock for the first six months of fiscal 2013 of $0.57 compares with $0.97 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Operating activities provided cash flow of $127.6 million for the six months ended November 30, 2012 compared with $110.0 million during the prior fiscal year period, resulting in a net increase in cash of $17.6 million during the first half of fiscal 2013 versus fiscal 2012.

The net change in cash from operations includes the change in net income, which decreased by $53.3 million during the first half of fiscal 2013 versus the same period during fiscal 2012. Reflected in net income for the six months ended November 30, 2012 are $61.7 million of one-time charges. The non-cash charges include an after-tax charge of $53.3 million in write downs associated with our various investments in Kemrock; and an after-tax charge of approximately $8.4 million associated with a combination of revised cost estimates in conjunction with loss contracts in our industrial segment’s roofing division and exit costs related to those contracts. Other items impacting the net change in cash from operations included items adjusting net income for non-cash expenses and income, which increased cash flows by approximately $66.7 million more during the current fiscal year period versus the prior fiscal year period; and changes in working capital accounts and all other accruals, which increased cash flows by $4.2 million during the current fiscal year period versus the prior fiscal year period.

The decrease in accounts receivable since May 31, 2012 represents the generation of $51.8 million in cash versus the $76.9 million of cash generated by accounts receivable during the first half of fiscal 2012, or approximately $25.1 million less cash generated year-over-year. This resulted from the timing of sales and collections on accounts receivable. Days sales outstanding at November 30, 2012 decreased slightly to 60.8 days from 61.6 days sales outstanding at November 30, 2011.

Inventory balances used $33.2 million of cash during the first half of fiscal 2013, compared with a use of cash of $24.7 million during the first half of fiscal 2013, or $8.5 million more cash used year-over-year. Days of inventory outstanding at November 30, 2012 decreased slightly to 82.9 days from 84.0 days of inventory outstanding at November 30, 2011.

The current year-to-date change in accounts payable used $43.0 million more cash during the current period compared to the same period a year ago, resulting from a change in the timing of certain payments during the current period versus the same period a year ago. Accrued compensation and benefits used approximately $6.4 million more cash during the first half of fiscal 2013 versus the same period during the prior fiscal year, as there were higher bonus payments made during the current year versus the same period a year ago. Other accruals and prepaids, including those for other short-term and long-term items and changes, provided $87.2 million more cash during the first half of fiscal 2013 versus the first quarter of the prior fiscal year, due to changes in the timing of such payments.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. Capital expenditures of $30.8 million during the first half of fiscal 2013 compare with depreciation of $27.6 million. Our capital spending levels currently exceed depreciation expense, and we expect that trend to continue for the remainder of fiscal 2013. We believe our current production capacity, along with moderate plant modifications or additions will be adequate to meet our immediate needs based on anticipated growth rates. Not reflected in our capital expenditures is the capacity added through our recent acquisitions of product lines and businesses, which totaled approximately $46.3 million during fiscal 2013. We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand during the current fiscal year.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At November 30, 2012, the fair value of our investments in marketable securities totaled $135.2 million, of which investments with a fair value of $20.2 million were in an unrealized loss position. Included in the $135.2 million of marketable securities, but held outside of our captive insurers, is our $14.3 million investment in 5.5% convertible bonds issued by Kemrock in April 2012. The bonds are convertible into ordinary shares or GDRs, each representing one ordinary share of Kemrock stock, and may be converted at any time on or after June 4, 2012 and up to the close of business on June 12, 2017. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. At May 31, 2012, the fair value of our investments in marketable securities totaled $120.1 million, of which investments with a fair value of $43.8 million were in an unrealized loss position. Total pretax unrealized losses recorded in accumulated other comprehensive income at November 30, 2012 and May 31, 2012 were $0.7 million and $3.1 million, respectively.

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

As of November 30, 2012, approximately 91% of our consolidated cash and cash equivalents were held at various foreign subsidiaries. Currently, the funds held at our foreign subsidiaries are considered permanently reinvested to be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Although we do not intend to repatriate any significant amounts of these cash balances to the U.S. in the foreseeable future, any repatriation of these balances could be subject to governmental restrictions and U.S. and foreign taxes. However, a portion of the foreign earnings have previously been subject to U.S. taxation and could be repatriated to the U.S. with little or no residual tax impact. We believe that the tax impact of repatriating these previously taxed earnings to the U.S. would not have a material impact on our financial results.

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

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $962.0 million at November 30, 2012. Our debt-to-capital ratio was 53.2% at November 30, 2012, compared with 48.5% at May 31, 2012.

3.45% Notes due 2022

On October 23, 2012, we sold $300 million aggregated principal amount of 3.45% Notes due 2022 (the “New Notes”). The net proceeds of $297.7 million from the offering of the New Notes was used to repay short-term borrowings outstanding under our $600 million revolving credit facility.

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

Revolving Credit Agreement

On June 29, 2012, we entered into an unsecured syndicated revolving credit facility (the “Credit Facility”) with a group of banks. The Credit Facility expires on June 29, 2017 and provides for a five-year $600.0 million revolving credit facility, which includes sublimits for the issuance of $50.0 million in swingline loans, which are comparatively short-term loans used for working capital purposes, and letters of credit. The aggregate maximum principal amount of the commitments under the Credit Facility may be expanded upon our request, subject to certain conditions, to $800.0 million. The Credit Facility is available to refinance existing indebtedness, to finance working capital and capital expenditure needs, and for general corporate purposes.

The Credit Facility requires us to comply with various customary affirmative and negative covenants, including a leverage covenant and interest coverage ratio. Under the terms of the leverage covenant, we may not permit our consolidated indebtedness as of any fiscal quarter end to exceed 60% of the sum of such indebtedness and our consolidated shareholders’ equity on such date. The minimum required consolidated interest coverage ratio for EBITDA to interest expense is 3.50 to 1. The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended.

As of November 30, 2012, we were in compliance with all covenants contained in our Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 53.4%, while our interest coverage ratio was 6.88 to 1.

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

Accounts Receivable Securitization Program

On May 31, 2011, we entered into Amendment No. 5 to our Receivables Purchase Agreement, dated April 7, 2009. Amendment No. 5 extends the term of our accounts receivable securitization program (“the AR Program”) to May 30, 2014, subject to possible earlier termination upon the occurrence of certain events. Pricing continues to be based on the Alternate Base Rate, a LIBOR market index rate or LIBOR for a specified tranche period plus a margin of 1.0%. This margin will increase to 1.25% if we do not maintain our public debt rating of at least BB+/Ba1/BB+ from any two of Standard & Poor’s, Moody’s or Fitch. In addition, a monthly unused fee is payable to the purchasers. Amendment No. 5 also modified or eliminated certain of the financial covenants under the AR Program. Under the terms of the amended AR Program, we may not permit our consolidated indebtedness calculated on the last day of each fiscal quarter to exceed 60% of the sum of such indebtedness and our consolidated shareholders’ equity on such date. The interest coverage ratio covenant continues to require that we not permit the ratio, calculated at the end of each fiscal quarter for the four fiscal quarters then ended, of EBITDA to interest expense for such period to be less than 3.5 to 1. Finally, the fixed charge coverage ratio covenant under the pre-amended AR Program has been deleted. The financial tests that remain in the AR Program are substantially identical to the financial covenants contained in our Credit Facility.

Our failure to comply with the covenants described above and other covenants contained in the Credit Facility could result in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Credit Facility to be due and payable. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that under certain circumstances, an event of default that results in acceleration of our indebtedness under the Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable.

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

The following table summarizes our financial obligations and their expected maturities at November 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total Contractual Payment Stream	Payments Due In
		2013	2014-15	2016-17	After 2017
	(In thousands)
Long-term debt obligations	$1,415,169	$2,068	$238,091	$165,829	$1,009,181
Capital lease obligations	1,960	605	1,159	196
Operating lease obligations	163,665	39,017	54,350	32,821	37,477
Other long-term liabilities (1):
Interest payments on long-term debt obligations	432,073	75,117	131,830	108,325	116,801
Contributions to pension and postretirement plans (2)	359,800	34,000	89,000	91,500	145,300

Total	$2,372,667	$150,807	$514,430	$398,671	$1,308,759

(1)	Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $12.4 million at November 30, 2012. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.
(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume the required minimum contribution will be contributed.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings, other than the minimum operating lease commitments included in the above Contractual Obligations table. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in, or relationships with, any special purpose entities that are not reflected in our financial statements. At the end of fiscal 2010, we deconsolidated our wholly owned subsidiary, SPHC, and its subsidiaries, from our balance sheet and eliminated the results of SPHC’s operations from our operations beginning on May 31, 2010. We account for our investment in SPHC, which had no value at November 30, 2012 and May 31, 2012, under the cost method (refer to Note 3 to the Consolidated Financial Statements).

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

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2012 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the second quarter of fiscal 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
September 1, 2012 through September 30, 2012	—	$—	—	—
October 1, 2012 through October 31, 2012	9,991	$26.81	—	—
November 1, 2012 through November 30, 2012	21,057	$26.92	—	—

Total — Second Quarter	31,048	$26.88	—	—

(1)	All of the shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.’s Amended and Restated 2004 Omnibus Equity and Incentive Plan, the 2003 Restricted Plan for Directors and the 2007 Restricted Stock Plan.
(2)	Refer to Note 16 of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

4.1	Officer’s Certificate and Authentication Order dated October 23, 2012 for the 3.450% Notes due 2022 (which includes the form of Note) issued pursuant to the Indenture dated as of February 14, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A., which is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 23, 2012 (File No. 00-14187)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

(x)	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Russell L. Gordon
Russell L. Gordon
Vice President and
Chief Financial Officer

Dated: January 8, 2013