Form 10-Q
period 2013-02-28
RPM INTERNATIONAL INC/DE/
filed 2013-04-04
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013,

or

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

As of March 31, 2013

132,507,250 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 28, 2013	May 31, 2012
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$247,104	$315,968
Trade accounts receivable (less allowances of $31,703 and $26,507, respectively)	642,654	745,541
Inventories	585,804	489,978
Deferred income taxes	22,352	19,868
Prepaid expenses and other current assets	253,545	239,982

Total current assets	1,751,459	1,811,337

Property, Plant and Equipment, at Cost	1,147,105	1,050,965
Allowance for depreciation and amortization	(672,657)	(632,133)

Property, plant and equipment, net	474,448	418,832

Other Assets
Goodwill	1,116,967	849,346
Other intangible assets, net of amortization	470,422	345,620
Other	109,625	134,885

Total other assets	1,697,014	1,329,851

Total Assets	$3,922,921	$3,560,020

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$322,013	$391,467
Current portion of long-term debt	3,557	2,584
Accrued compensation and benefits	121,593	157,298
Accrued loss reserves	34,007	28,880
Other accrued liabilities	249,786	144,911

Total current liabilities	730,956	725,140

Long-Term Liabilities
Long-term debt, less current maturities	1,392,381	1,112,952
Other long-term liabilities	435,553	381,619
Deferred income taxes	54,286	26,326

Total long-term liabilities	1,882,220	1,520,897

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01; authorized 300,000 shares; issued 136,801 and outstanding 132,506 as of February 2013; issued 135,741 and outstanding 131,555 as of May 2012	1,325	1,316
Paid-in capital	759,147	742,895
Treasury stock, at cost	(71,809)	(69,480)
Accumulated other comprehensive (loss)	(161,891)	(177,893)
Retained earnings	632,210	686,818

Total RPM International Inc. stockholders’ equity	1,158,982	1,183,656
Noncontrolling interest	150,763	130,327

Total Equity	1,309,745	1,313,983

Total Liabilities and Stockholders’ Equity	$3,922,921	$3,560,020

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net Sales	$843,736	$773,643	$2,907,876	$2,675,646
Cost of Sales	500,172	470,443	1,705,431	1,593,799

Gross Profit	343,564	303,200	1,202,445	1,081,847
Selling, General and Administrative Expenses	318,638	277,456	955,339	833,553
Estimated Loss Contingency	68,846	—	68,846	—
Interest Expense	20,506	17,897	58,804	53,612
Investment (Income), Net	(6,317)	(2,190)	(14,655)	(3,259)
Other Expense (Income), Net	4,714	(1,399)	53,830	(8,369)

Income (Loss) Before Income Taxes	(62,823)	11,436	80,281	206,310
Provision (Benefit) for Income Taxes	(20,631)	3,512	38,519	61,127

Net Income (Loss)	(42,192)	7,924	41,762	145,183
Less: Net Income Attributable to Noncontrolling Interests	164	1,299	8,537	11,816

Net Income (Loss) Attributable to RPM International Inc. Stockholders	$(42,356)	$6,625	$33,225	$133,367

Average Number of Shares of Common Stock Outstanding:
Basic	129,013	128,121	128,900	128,072

Diluted	129,013	130,377	129,722	128,627

Earnings (loss) per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$(0.33)	$0.05	$0.25	$1.02

Diluted	$(0.33)	$0.05	$0.25	$1.02

Cash Dividends Declared per Share of Common Stock	$0.225	$0.215	$0.665	$0.640

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net Income (Loss)	$(42,192)	$7,924	$41,762	$145,183
Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustments	(19,938)	22,257	17,256	(51,160)
Pension and Other Postretirement Benefit Liability Adjustments	5,278	871	9,862	6,270
Unrealized (Loss) Gain on Securities	(712)	2,474	1,012	(8,498)
Unrealized Gain (Loss) on Derivatives	328	(793)	(229)	(4,665)

Total Other Comprehensive (Loss) Income	(15,044)	24,809	27,901	(58,053)

Total Comprehensive (Loss) Income	(57,236)	32,733	69,663	87,130
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,173	(1,927)	20,436	6,802

Comprehensive (Loss) Income Attributable to RPM International Inc. Stockholders	$(58,409)	$34,660	$49,227	$80,328

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	February 28, 2013	February 29, 2012
Cash Flows From Operating Activities:
Net income	$41,762	$145,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,858	38,800
Amortization	20,684	15,903
Impairment on investment in Kemrock	51,092
Estimated loss contingency, net of tax	52,635
Deferred income taxes	4,461	(3,025)
Stock-based compensation expense	12,354	9,873
Other	(1,166)	(6,127)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	137,071	128,391
(Increase) in inventory	(73,323)	(25,399)
Decrease (increase) in prepaid expenses and other current and long-term assets	12,931	(1,115)
(Decrease) in accounts payable	(83,988)	(87,199)
(Decrease) in accrued compensation and benefits	(39,696)	(28,222)
Increase (decrease) in accrued loss reserves	6,305	(5,896)
(Decrease) in other accrued liabilities	(10,905)	(40,013)
Other	(1,213)	12,300

Cash From Operating Activities	170,862	153,454

Cash Flows From Investing Activities:
Capital expenditures	(45,651)	(34,438)
Acquisition of businesses, net of cash acquired	(396,951)	(151,180)
Purchase of marketable securities	(82,054)	(58,853)
Proceeds from sales of marketable securities	88,572	43,894
Other	1,338	(1,751)

Cash (Used For) Investing Activities	(434,746)	(202,328)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	318,994	22,148
Reductions of long-term and short-term debt	(45,247)	(39,484)
Cash dividends	(87,832)	(83,871)
Repurchase of stock	(2,329)	(6,574)
Other	3,750	6,151

Cash From (Used For) Financing Activities	187,336	(101,630)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	7,684	(12,329)

Net Change in Cash and Cash Equivalents	(68,864)	(162,833)
Cash and Cash Equivalents at Beginning of Period	315,968	435,011

Cash and Cash Equivalents at End of Period	$247,104	$272,178

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by Generally Accepted Accounting Principles in the U.S. (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three- and nine-month periods ended February 28, 2013 and February 29, 2012. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2012.

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

During the third quarter of fiscal 2013, we recorded an adjustment to our current loss reserves to remove the impact of claims that we have determined will not likely be paid out over the next 12 months, which should have been included in the long-term accrued loss reserves as of May 31, 2012. As a result, long-term accrued loss reserves (a component of other long-term liabilities) were increased by $25.8 million, and current accrued loss reserves were decreased by an equal amount, in order to reflect this reclassification as of May 31, 2012.

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

Additionally, during fiscal 2012, we entered into three other, separate agreements with Kemrock. First, we agreed to loan Kemrock $15.0 million, which was to be repaid in cash, or alternatively, goods and commercial

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

materials, no later than September 15, 2012. The loan is classified as a note receivable and is included in prepaid and other current assets in our Consolidated Balance Sheet. Second, we entered into a global depository receipt (“GDR”) Purchase Agreement with Kemrock, whereby we purchased 693,072 GDRs of Kemrock for an aggregate purchase price of approximately $7.2 million. The GDRs are included in our investment in Kemrock, which had a carrying value at the end of fiscal 2012 of $42.2 million, and are classified as other long-term assets in our Consolidated Balance Sheet. Lastly, during fiscal 2012 we invested $22.7 million in 5.5% convertible bonds issued by Kemrock. The bonds are convertible into ordinary shares or GDRs each representing one ordinary share of Kemrock stock, and may be converted at any time on or after June 4, 2012 and up to the close of business on June 12, 2017. Our investment in Kemrock’s convertible bonds is accounted for as an available-for-sale security and is classified in other long-term assets in our Consolidated Balance Sheet. The convertible feature embedded in the convertible bonds is accounted for as a derivative under the guidance in ASC 815, “Derivatives and Hedging.”

At the time of our investment in Kemrock’s convertible bonds, Kemrock was in the midst of major capital expansion for new projects and upcoming technologies, and there were no indications of any adverse business, economic, competitive, or market factors. However, on August 8, 2012, the price of Kemrock’s common stock plunged below our carrying value, declining by approximately 40% from May 31, 2012. We later learned that the dramatic drop in Kemrock’s stock price was related to Kemrock’s announcement of declining sales and income, a liquidity problem at Kemrock that stemmed from its explosive growth, combined with the overall tightening of lending practices of banks and credit markets in India. At that time, we also learned that Kemrock was in the process of renegotiating its credit agreements with its banks. Compounding these difficulties for Kemrock was the deterioration in the exchange rate of the Indian rupee against the U.S. dollar and Euro, which had a negative impact on Kemrock’s gross profit margin and cash flow due to its procurement of the majority of its raw material supplies outside of India, but sales of its products in Indian rupees. The market value of shares of Kemrock common stock continued to decline significantly, and dropped from 531.0 rupees per share as of May 31, 2012 to 56.70 rupees per share as of November 30, 2012 and 52.90 rupees per share as of February 28, 2013. The majority of the decline in the market value of Kemrock shares began to occur during the month of August 2012.

We account for our equity method investment in Kemrock under ASC 323, “Investments – Equity Method and Joint Ventures.” As outlined in ASC 323-10-35-32, a decline in the quoted market price below the carrying amount when combined with other evidence of a loss in value may be indicative of a loss in value that is other than temporary. Acting upon the premise that a write-down may be required, we considered all available evidence to evaluate the realizable value of our equity investment, including the decline in the market price of shares of Kemrock stock, the financial condition and near term prospects of Kemrock, and the overall economic situation in India. As a result of these factors, we determined that it was appropriate to record an impairment loss during the three months ended August 31, 2012 of approximately $32.1 million of our equity method investment. As the value of the embedded conversion derivative is directly correlated to the market value of Kemrock stock, we wrote-down the embedded conversion feature derivative and recorded an approximate $8.2 million charge to earnings during the three months ended August 31, 2012.

After further monitoring of the economic environment in India and the continued declines in the price of Kemrock common stock during the three months ended November 30, 2012, we determined that it was appropriate to write off the remaining value of the convertible feature embedded in our investment in Kemrock convertible bonds, approximating $0.8 million, and the remaining equity investment in Kemrock, approximating $10.1 million, which represented our proportionate share of Kemrock losses under the equity method of accounting and the significant decline in the price of Kemrock stock during that time frame. The losses are classified in other (income) expense, net in our Consolidated Statements of Income. Please see Note 11, for additional information.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 28, 2013, Kemrock had repaid approximately $5.4 million of the original $15.0 million loan. We anticipate that we will receive approximately $4.6 million in goods and materials by the end of the current fiscal year, and therefore previously recorded a loss of $5.0 million for the amount deemed uncollectible during our first quarter ended August 31, 2012. The loss is classified in selling, general and administrative expense in our Consolidated Statements of Income.

NOTE 3 — DECONSOLIDATION OF SPECIALTY PRODUCTS HOLDING CORP. (“SPHC”)

On May 31, 2010, Bondex International, Inc. (“Bondex”) and its parent, SPHC, filed Chapter 11 reorganization proceedings in the United States Bankruptcy Court for the District of Delaware. SPHC is our wholly owned subsidiary. In accordance with Accounting Standards Codification (“ASC”) 810, when a subsidiary becomes subject to the control of a government, court, administrator, or regulator, deconsolidation of that subsidiary is generally required. We therefore deconsolidated SPHC and its subsidiaries from our balance sheet as of May 31, 2010, and eliminated the results of SPHC’s operations from our results of operations beginning on that date. We believe we have no responsibility for liabilities of SPHC and Bondex. As a result of the Chapter 11 reorganization proceedings, on a prospective basis we will continue to account for our investment in SPHC under the cost method.

We had a net receivable from SPHC at May 31, 2010, that we expect may change before the bankruptcy proceedings have been finalized. The potential change relates to our indemnification of an insurer on appeal bonds pertaining to Bondex’s appeal of two asbestos cases that had been underway prior to the bankruptcy filing, neither of which are material in amount. During our 2012 third fiscal quarter, one of the appeal bonds was satisfied, and during our 2013 third fiscal quarter, a provision for the remaining appeal bond was accrued and payment will be made during our 2013 fourth fiscal quarter. Included in the net amount due from SPHC are receivables and payables, which we concluded we have the right to report as a net amount based on several factors, including the fact that all amounts are determinable, the balances are due to and from our subsidiaries, and we have been given reasonable assurance that netting the applicable receivables and payables would remain legally enforceable. We analyzed our net investment in SPHC as of May 31, 2010, which included a review of our advances to SPHC, an assessment of the collectibility of our net receivables due from SPHC, and a computation of the gain to be recorded upon deconsolidation based on the carrying amount of our investment in SPHC. In accordance with GAAP, the gain on deconsolidation related to the carrying amount of net assets of SPHC at May 31, 2010, was calculated in accordance with ASC 810-10-40-5, as follows:

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

As a result of the combined analyses of each of the components of our net investment in SPHC, we recorded a net loss of approximately $7.9 million, which was reflected in Other Expense, Net, during the fourth fiscal quarter of the year ended May 31, 2010. No changes have been made to these amounts through February 28, 2013.

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

In February 2013, the FASB further amended the disclosure requirements for comprehensive income. The update requires companies to disclose items reclassified out of AOCI and into net income in a single location either in the notes to the consolidated financial statements or parenthetically on the face of the Statements of Operations. The change is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, and is to be applied prospectively. We will adopt these provisions on June 1, 2013, and do not expect the adoption of these updated disclosure requirements to affect our consolidated results of operations, financial condition or liquidity.

NOTE 5 — INVENTORIES

Inventories were composed of the following major classes:

	February 28, 2013	May 31, 2012
	(In thousands)
Raw material and supplies	$220,438	$160,869
Finished goods	365,366	329,109

Total Inventory	$585,804	$489,978

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — MARKETABLE SECURITIES

The following tables summarize marketable securities held at February 28, 2013 and May 31, 2012 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
February 28, 2013
Equity securities:
Stocks — foreign	$1,090	$290	$(5)	$1,375
Stocks — domestic	28,594	4,128	(625)	32,097
Mutual funds — foreign	21,304	3,623	—	24,927
Mutual funds — domestic	24,511	96	(198)	24,409

Total equity securities	75,499	8,137	(828)	82,808
Fixed maturity:
U.S. treasury and other government	20,822	285	(69)	21,038
Kemrock convertible bonds	14,273	—	(2,662)	11,611
Corporate bonds	1,728	268	—	1,996
Foreign bonds	38	4	—	42
Mortgage-backed securities	114	63	(3)	174

Total fixed maturity securities	36,975	620	(2,734)	34,861

Total	$112,474	$8,757	$(3,562)	$117,669

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2012
Equity securities:
Stocks — foreign	$1,016	$79	$—	$1,095
Stocks — domestic	24,380	2,776	(1,046)	26,110
Mutual funds — foreign	17,489	521	(936)	17,074
Mutual funds — domestic	39,246	1,114	(1,077)	39,283

Total equity securities	82,131	4,490	(3,059)	83,562
Fixed maturity:
U.S. treasury and other government	19,347	530	(12)	19,865
Kemrock convertible bonds	13,670	—	—	13,670
Coporate bonds	2,305	349	(5)	2,649
Foreign bonds	38	1	—	39
Mortgage-backed securities	241	105	(2)	344

Total fixed maturity securities	35,601	985	(19)	36,567

Total	$117,732	$5,475	$(3,078)	$120,129

Marketable securities, included in other current and long-term assets, totaling $106.1 million and $11.6 million at February 28, 2013, respectively, and $106.5 million and $13.6 million at May 31, 2012, respectively, are

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

composed of available-for-sale securities and are reported at fair value. In April 2012, we invested $22.7 million in 5.5% convertible bonds issued by Kemrock. The bonds are convertible into ordinary shares or global depositary receipts each representing one ordinary share of Kemrock stock, and may be converted at any time on or after June 4, 2012 and up to the close of business on June 12, 2017. Our investment in Kemrock convertible bonds is an available for sale security, which reflects the offsetting value of the discount on the bond as of the balance sheet date and the decline in the market value of the bond, and is classified in other long-term assets in our Consolidated Balance Sheet.

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

Gross gains and losses realized on sales of investments were $3.1 million and $0.2 million, respectively, for the quarter ended February 28, 2013. Gross gains and losses realized on sales of investments were $0.3 million and $0.1 million, respectively, for the quarter ended February 29, 2012. During the third quarter of fiscal 2012, we recognized losses of approximately $0.1 million for securities deemed to have other-than-temporary impairments, while there were no similar losses recognized during the third quarter of fiscal 2013. These amounts are included in investment expense (income), net in the Consolidated Statements of Income.

Gross gains and losses realized on sales of investments were $8.1 million and $0.6 million, respectively, for the nine months ended February 28, 2013. Gross gains and losses realized on sales of investments were $4.1 million and $4.8 million, respectively, for the nine months ended February 29, 2012. During the first nine months of fiscal 2013 and 2012, we recognized losses of $0.6 million and $0.8 million, respectively, for securities deemed to have other-than-temporary impairments.

Summarized below are the securities we held at February 28, 2013 and May 31, 2012 that were in an unrealized loss position and that were included in accumulated other comprehensive income, aggregated by the length of time the investments had been in that position:

	February 28, 2013		May 31, 2012
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$45,700	$(3,562)	$43,772	$(3,078)
Unrealized losses with a loss position for less than 12 months	44,848	(3,357)	42,114	(2,596)
Unrealized losses with a loss position for more than 12 months	852	(205)	1,658	(482)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. Unrealized losses at February 28, 2013 were generally related to the volatility in valuations over the last several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at February 28, 2013 were less than 15% below their original cost or have

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been in a loss position for less than six consecutive months. Although we have seen recovery in general economic conditions over the past year, if we were to experience continuing or significant unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at February 28, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$2,073	$2,088
One year through five years	28,532	26,048
Six years through ten years	4,559	4,690
After ten years	1,811	2,035

	$36,975	$34,861

NOTE 7 — FAIR VALUE MEASUREMENTS

Financial instruments recorded on the balance sheet include cash and cash equivalents, trade accounts receivable, marketable securities, notes and accounts payable, and debt.

An allowance for anticipated uncollectible trade receivable amounts is established using a combination of specifically identified accounts to be reserved, and a reserve covering trends in collectibility. These estimates are based on an analysis of trends in collectability and past experience, but are primarily made up of individual account balances identified as doubtful based on specific facts and conditions. Receivable losses are charged against the allowance when we confirm uncollectibility.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 Inputs — Instruments with primarily unobservable value drivers.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at February 28, 2013
U.S. Treasury and other government	$—	$21,038	$—	$21,038
Foreign bonds		42		42
Mortgage-backed securities		174		174
Corporate bonds		1,996		1,996
Stocks — foreign	1,375			1,375
Stocks — domestic	32,097			32,097
Mutual funds — foreign		24,927		24,927
Mutual funds — domestic		24,409		24,409
Foreign currency forward contract		(8,648)		(8,648)
Cross-currency swap		(10,949)		(10,949)
Investment in Kemrock convertible debt		11,611		11,611

Total	$33,472	$64,600	$—	$98,072

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2012
U.S. Treasury and other government	$—	$19,865	$—	$19,865
Foreign bonds		39		39
Mortgage-backed securities		344		344
Corporate bonds		2,649		2,649
Stocks — foreign	1,095			1,095
Stocks — domestic	26,110			26,110
Mutual funds — foreign		17,074		17,074
Mutual funds — domestic		39,283		39,283
Foreign currency forward contract		(1,356)		(1,356)
Cross-currency swap		(2,159)		(2,159)
Conversion option, Kemrock 5.5% bonds			9,031	9,031
Investment in Kemrock convertible debt		13,670		13,670

Total	$27,205	$89,409	$9,031	$125,645

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our cross-currency swap is a liability that has a fair value of $10.9 million at February 28, 2013, that was originally designed to fix our interest and principal payments in euros for the life of our unsecured 6.70% senior notes due November 1, 2015, which resulted in an effective euro fixed-rate borrowing of 5.31%. The basis for determining the rates for this swap included three legs at the inception of the agreement: the U.S. dollar (USD) fixed rate to a USD floating rate; the euro floating to euro fixed rate; and the dollar to euro basis fixed rate at inception. Therefore, we essentially exchanged fixed payments denominated in USD for fixed payments denominated in euros, paying fixed euros at 5.31% and receiving fixed USD at 6.70%. The ultimate payments are based on the notional principal amounts of 150 million USD and approximately 125 million euros. There will be an exchange of the notional amounts at maturity. The rates included in this swap are based upon observable market data, but are not quoted market prices, and therefore, the cross-currency swap is considered a Level 2 liability on the fair value hierarchy. Additionally, this cross-currency swap has been designated as a hedging instrument, and is classified as other long-term liabilities in our Consolidated Balance Sheets.

Our investment in Kemrock 5.5% convertible bonds includes the fair value of the conversion option feature as of the balance sheet date, and is classified in other long-term assets in our Consolidated Balance Sheet. During the first half of fiscal 2013, we recognized a loss of approximately $9.0 million, resulting from the decline in the fair value of the conversion option feature associated with the bond, driven primarily from the decline in the market value of Kemrock common stock, from 531.0 rupees per share at May 31, 2012 to 56.70 rupees per share at November 30, 2012. The majority of the decline in the market value of Kemrock shares began to occur during the month of August 2012. This amount is reflected in other expense (income) in the Consolidated Statements of Income.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At February 28, 2013 and May 31, 2012, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of February 28, 2013 and May 31, 2012 are as follows:

	At February 28, 2013
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$247,104	$247,104
Marketable equity securities	82,808	82,808
Marketable debt securities	34,861	34,861
Long-term debt, including current portion	1,395,938	1,541,185

	At May 31, 2012
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$315,968	$315,968
Marketable equity securities	83,562	83,562
Marketable debt securities	36,567	36,567
Long-term debt, including current portion	1,115,536	1,232,180

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

On May 31, 2010, Bondex and its parent, SPHC, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. SPHC is also the parent company for various operating companies that are not part of the reorganization filing, including Chemical Specialties Manufacturing Corp.; Day-Glo Color Corp.; Dryvit Holdings, Inc.; Guardian Protection Products Inc.; Kop-Coat Inc.; TCI, Inc. and RPM Wood Finishes Group, Inc. SPHC and Bondex (the “filing entities”) took this action to permanently and comprehensively resolve all pending and future asbestos-related liability claims associated with Bondex and SPHC-related products. As a result of the filing, all Bondex and SPHC asbestos personal injury lawsuits have been stayed due to the imposition of an automatic stay applicable in bankruptcy cases, with the exception of the cases referenced in Note 3 with respect to which the stay was lifted. In addition, at the request of SPHC and Bondex, the bankruptcy court has entered orders staying all claims against RPM International Inc. and its affiliates that are derivative of the asbestos claims against SPHC and Bondex. Through the Chapter 11 proceedings, the filing entities are seeking to formulate a consensual plan of reorganization pursuant to Section 524(g) of the Bankruptcy Code. That plan of reorganization would establish a trust to compensate present and future asbestos-related claims at appropriate values set forth in the trust documents and approved by the bankruptcy court, and would also provide for the imposition of a channeling injunction that would direct all future SPHC-related and Bondex-related asbestos claims to the trust.

In January 2013, a trial to estimate the aggregate current and future asbestos liabilities of the filing entities was conducted before Judge Judith K. Fitzgerald in the United States Bankruptcy Court for the District of Delaware. Closing arguments were held on March 4, 2013, and the judge is expected to render an opinion by the end of May 2013. That opinion will be subject to appeal by any of the parties. At this time, it is not possible to predict how the judge will rule, the outcome of any appeal, how long the Chapter 11 proceedings will last, or the form of any ultimate resolution of the Chapter 11 proceedings.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — CONTINGENCIES AND OTHER ACCRUED LOSSES

We provide, through our wholly owned insurance subsidiaries, certain insurance coverage, primarily product liability coverage, to our other subsidiaries. Excess coverage is provided by third-party insurers. Our reserves provide for these potential losses as well as other uninsured claims. Product liability reserves are established based upon actuarial calculations of potential liability using industry experience, actual historical experience and actuarial assumptions developed for similar types of product liability claims, including development factors and lag times. While it is reasonably possible that excess liabilities, if they were to occur, could be material to operating results in any given quarter or year of their recognition, we do not believe that it is reasonably possible that excess liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

We also offer warranty programs at several of our industrial businesses and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liability represents our best estimate at February 28, 2013, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense.

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(In thousands)
Beginning Balance	$15,138	$16,330	$14,751	$17,196
Deductions (1)	(4,908)	(4,497)	(12,895)	(13,402)
Provision charged to SG&A expense	3,407	3,295	11,781	11,334

Ending Balance	$13,637	$15,128	$13,637	$15,128

(1)	Primarily claims paid during the year.

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

As of February 28, 2013, based on discussions that occurred on March 29, 2013, we recorded a $68.8 million accrual associated with an investigation of our Building Solutions Group roofing contracts with the U.S. General Services Administration (the “GSA”). The substantial majority of the accrual relates to the sale of products and services from 2002 to 2008. Our Building Solutions Group is in ongoing settlement discussions with the U.S. Department of Justice (the “DOJ”) and the GSA aimed at resolving the investigation. We are cooperating with the investigation, which involves compliance with certain pricing terms and conditions of GSA contracts under which our Building Solutions Group roofing division sold products and services to the federal government. The accrual for this contingency represents our assessment of the amount of probable loss that may result from this

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matter. In assessing our probable loss, we have considered the potentially disputed amounts under the relevant contracts, together with our understanding of policies for resolving such matters. The actual amount of our loss, which remains subject to approval by the DOJ, may vary from the amount of the accrual. The accrual for this contingency is classified in other accrued liabilities in our Consolidated Balance Sheets and the loss is classified as estimated loss contingency in our Consolidated Statements of income as of and for the period ended February 28, 2013.

NOTE 10 — INVESTMENT (INCOME) EXPENSE, NET

Investment (income) expense, net, consists of the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Interest (income)	$(2,179)	$(1,360)	$(6,039)	$(3,593)
(Gain) loss on sale of marketable securities	(2,926)	(175)	(7,518)	717
Other-than-temporary impairment on securities	44	38	608	787
Dividend (income)	(1,256)	(693)	(1,706)	(1,170)

Investment (income) expense, net	$(6,317)	$(2,190)	$(14,655)	$(3,259)

NOTE 11 — OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
(In thousands)
Royalty (income), net	$(848)	$(438)	$(1,574)	$(1,175)
Loss on Brazil operational repositioning	6,087	—	6,087	—
Loss on Kemrock conversion option	—	—	9,030	—
(Income) loss related to unconsolidated equity affiliates	(525)	(961)	40,287	(7,194)

Other expense (income), net	$4,714	$(1,399)	$53,830	$(8,369)

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

During fiscal 2012, we purchased approximately 870,000 additional shares of Kemrock common stock, which increased our ownership to 23% of Kemrock’s outstanding shares. Also during fiscal 2012, we entered into a

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GDR Purchase Agreement with Kemrock, whereby we purchased from Kemrock 693,072 GDRs of Kemrock for an aggregate purchase price of approximately $7.2 million. We account for our investment in the Kemrock GDRs as common stock equivalents within our total investment in Kemrock. Lastly, during fiscal 2012 we invested $22.7 million in 5.5% convertible bonds issued by Kemrock. The bonds are convertible into ordinary shares or GDRs, each representing one ordinary share of Kemrock stock, and may be converted at any time on or after June 4, 2012 and up to the close of business on June 12, 2017. Our investment in Kemrock convertible bonds is accounted for as an available-for-sale security and is classified in other long-term assets in our Consolidated Balance Sheet. The convertible feature embedded in the convertible bonds is accounted for as a derivative under the guidance in ASC 815, “Derivatives and Hedging.”

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

We account for our equity method investment in Kemrock under ASC 323, “Investments – Equity Method and Joint Ventures.” As outlined in ASC 323-10-35-32, a decline in the quoted market price below the carrying amount when combined with other evidence of a loss in value may be indicative of a loss in value that is other than temporary. Acting upon the premise that a write-down of our investment in Kemrock may be required, we considered all available evidence to evaluate the realizable value of our equity investment, including a decline in the market price of shares of Kemrock stock, the financial condition and near term prospects of Kemrock, and the overall economic situation in India. As a result of these factors, we determined that it was appropriate to record an impairment loss during first half of fiscal 2013 of approximately $42.2 million on our equity method investment and a loss of approximately $9.0 million for the write-down of the embedded conversion derivative associated with our investment in Kemrock convertible bonds. The loss is classified in other (income) expense, net in our Consolidated Statements of Income. Please refer to 2, where information related to this investment is more fully described.

Our investment in Kemrock is reported in our Consolidated Balance Sheet at its adjusted carrying value and classified as a long-term asset. Our investment in Kemrock had no carrying value at February 28, 2013 and a carrying value of $42.2 million at May 31, 2012.

Loss on Repositioning of Operations in Brazil

During the third quarter of fiscal 2013, we repositioned certain of our industrial segment operations in Brazil, resulting in a substantial liquidation of a subsidiary and a loss of approximately $6.1 million. Included in the loss was the write-off of the associated accumulated foreign currency translation. This non-cash charge was previously recorded as an unrealized foreign exchange loss in our currency translation account as a component of other comprehensive income.

NOTE 12 — INCOME TAXES

The effective income tax rate was 32.8% for the three months ended February 28, 2013 compared to an effective income tax rate of 30.7% for the three months ended February 29, 2012. The effective income tax rate was 48.0% for the nine months ended February 28, 2013 compared to an effective income tax rate of 29.6% for the same period a year ago.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and nine months ended February 28, 2013 and February 29, 2012, respectively, the effective tax rate was reduced below the federal statutory rate due to lower effective tax rates of certain of our foreign subsidiaries, the favorable impact of certain foreign operations on our U.S. taxes, the research and development tax credit, and due to the benefit of the domestic manufacturing deduction. Additionally, for the nine months ended February 28, 2013 and February 29, 2012, decreases in the effective income tax rate resulted from a reduction in the United Kingdom income tax rate. Further, the effective income tax rate for the nine months ended February 29, 2012 decreased due to net reductions to our reserves for income tax contingencies, including interest thereon.

For the three and nine months ended February 28, 2013 and February 29, 2012, respectively, the effective tax rate increased principally as a result of the impact of valuation allowances associated with U.S. foreign tax credit carryforwards and certain foreign net operating losses, state and local income taxes, and non-deductible business operating expenses.

Furthermore, for the three and nine month periods ended February 28, 2013, the effective tax rate differed from the federal statutory rate as a result of income tax benefits related to our strategic decision to reposition certain Brazilian business operations, the impact on our effective tax rate in certain foreign jurisdictions where income tax benefits associated with net operating losses incurred by those foreign businesses are not recognized, the tax effect of projected non-deductible costs associated with the DOJ and GSA accrual and due to net increases to our reserves for income tax contingencies, including interest thereon. Additionally, for the nine months ended February 28, 2013 the effective tax rate differed from the federal statutory rate as a result of increases in valuation allowances related to losses associated with our investments in Kemrock.

As of February 28, 2013, we had unrecognized tax benefits of approximately $8.8 million, of which approximately $8.0 million would impact the effective tax rate, if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At February 28, 2013 the accrual for interest and penalties was $5.5 million. Unrecognized tax benefits, including interest and penalties, have been classified as other long-term liabilities unless expected to be paid in one year. We classified approximately $2.2 million of our reserve for uncertain tax positions, which includes associated interest and penalties, as a current liability as this amount could be reversed during the next 12 months. We do not anticipate any other significant changes to the total unrecognized tax benefits within the next 12 months.

We, or our subsidiaries, file income tax returns in the U.S. and in various state, local and foreign jurisdictions. As of February 28, 2013 we are subject to U.S. federal income tax examinations for the fiscal years 2011 through 2012. In addition, with limited exceptions, we, or our subsidiaries, are generally subject to state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2006 through 2012.

We are currently under examination, or have been notified of an upcoming tax examination for various Non-U.S. and U.S. jurisdictions including an ongoing Internal Revenue Service (“IRS”) examination of the company’s U.S. income tax return for the fiscal 2011 tax year. Although it is possible that certain tax examinations could be resolved during the next 12 months, the timing and outcomes are uncertain.

During the third quarter of fiscal 2013 we settled the IRS examination of the company’s U.S. income tax returns for the fiscal 2009 and 2010 tax years resulting in a net refund. The IRS adjustments related to, amongst other items, the deductibility of certain of our expenditures, exclusion of selective items of miscellaneous income and our research tax credit positions. The settlement did not have a material impact on our financial statements.

As of February 28, 2013, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at February 28, 2013 for those deferred tax assets until sufficient positive evidence (for

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, U.S. capital loss carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions.

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

NOTE 13 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and nine month periods ended February 28, 2013 and February 29, 2012:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
Pension Benefits	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(In thousands)
Service cost	$6,488	$4,976	$1,050	$965
Interest cost	4,060	3,826	1,769	2,040
Expected return on plan assets	(4,358)	(4,354)	(1,846)	(2,036)
Amortization of:
Prior service cost	87	88	2	2
Net actuarial losses recognized	4,222	2,127	692	560

Net Periodic Benefit Cost	$10,499	$6,663	$1,667	$1,531

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
Postretirement Benefits	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(In thousands)
Service cost	$—	$—	$288	$192
Interest cost	88	104	289	250
Amortization of:
Prior service (credit)	(22)	(22)
Net actuarial (gains) losses recognized	4	(14)	114	18

Net Periodic Benefit Cost	$70	$68	$691	$460

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
Pension Benefits	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(In thousands)
Service cost	$19,464	$14,929	$3,150	$2,896
Interest cost	12,180	11,480	5,307	6,121
Expected return on plan assets	(13,074)	(13,062)	(5,538)	(6,109)
Amortization of:
Prior service cost	261	264	6	8
Net actuarial losses recognized	12,666	6,382	2,076	1,679

Net Periodic Benefit Cost	$31,497	$19,993	$5,001	$4,595

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
Postretirement Benefits	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(In thousands)
Service cost	$—	$—	$864	$576
Interest cost	264	312	867	749
Amortization of:
Prior service (credit)	(66)	(65)
Net actuarial (gains) losses recognized	12	(43)	342	55

Net Periodic Benefit Cost	$210	$204	$2,073	$1,380

We previously disclosed in our financial statements for the fiscal year ended May 31, 2012 that we expected to contribute approximately $29.9 million to our retirement plans in the U.S. and approximately $8.3 million to plans outside the U.S. during the current fiscal year. In our financial statements for the quarterly period ended November 30, 2012, we disclosed that we expected to contribute $5.4 million less to our retirement plans in the U.S., for a total of $24.5 million. As of February 28, 2013, this has not changed.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method, for the nine months ended February 28, 2013 and February 29, 2012. For the three month periods ended February 28, 2013 and February 29, 2012, the treasury stock method was utilized for the purpose of computing basic and diluted earnings per share, as the result under the two-class method would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$(42,356)	$6,625	$33,225	$133,367
Less: Allocation of earnings and dividends to participating securities	—	—	(510)	(2,441)

Net income available to common shareholders — basic	(42,356)	6,625	32,715	130,926
Add: Undistributed earnings reallocated to unvested shareholders	—	—	(8)	4

Net income available to common shareholders — diluted	$(42,356)	$6,625	$32,707	$130,930

Denominator for basic and diluted earnings per share:
Basic weighted average common shares (1)	129,013	128,121	128,900	128,072
Average diluted options	—	2,256	822	555
Net issuable common share equivalents

Total shares for diluted earnings per share (2)	129,013	130,377	129,722	128,627

Earnings Per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$(0.33)	$0.05	$0.25	$1.02

Diluted Earnings Per Share of Common Stock	$(0.33)	$0.05	$0.25	$1.02

(1)	For the three month period ended February 28, 2013, basic weighted-average shares outstanding are used in calculating diluted earnings per share as a result of the reported loss for the period. For the three month period ended February 29, 2012, approximately 2,811,000 shares of stock granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.
(2)	For the nine month periods ended February 28, 2013 and February 29, 2012, approximately 3,063,000 shares and 2,618,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS for those periods, as the effect would have been anti-dilutive.

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

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe. Consumer segment products are primarily sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and to other smaller customers through distributors. This reportable segment comprises three operating segments — DAP Group, RPM2-Consumer Group and Rust-Oleum Group. Products within this reportable segment include specialty, hobby and professional paints; nail care enamels; caulks; adhesives; silicone sealants and wood stains.

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

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(In thousands)
Net Sales
Industrial Segment	$532,336	$501,925	$1,926,747	$1,810,479
Consumer Segment	311,400	271,718	981,129	865,167

Consolidated	$843,736	$773,643	$2,907,876	$2,675,646

Income (Loss) Before Income Taxes
Industrial Segment	$(68,643)	$20,422	$81,156	$189,192
Consumer Segment	34,720	21,531	132,069	99,796
Corporate/Other	(28,900)	(30,517)	(132,944)	(82,678)

Consolidated	$(62,823)	$11,436	$80,281	$206,310

	February 28, 2013	May 31, 2012
Identifiable Assets
Industrial Segment	$2,215,072	$2,195,702
Consumer Segment	1,537,454	1,184,609
Corporate/Other	170,395	179,709

Consolidated	$3,922,921	$3,560,020

NOTE 16 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three months ended February 28, 2013, we did not repurchase any shares of our common stock under this program.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three months ended February 28, 2013 and February 29, 2012:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at November 30, 2012	$1,242,952	$149,590	$1,392,542
Net income	(42,356)	164	(42,192)
Other Comprehensive Income:
Foreign currency translation adjustments	(19,401)	(537)	(19,938)
Pension and other postretirement benefit liability adjustments, net of tax	4,736	542	5,278
Unrealized gain (loss) on securities, net of tax	(1,626)	914	(712)
Unrealized (loss) on derivatives, net of tax	238	90	328

Total Other Comprehensive Income, net of tax	(16,053)	1,009	(15,044)

Comprehensive Income	(58,409)	1,173	(57,236)

Dividends paid	(29,778)		(29,778)
Other noncontrolling interest activity	(152)		(152)
Shares repurchased	(1,235)		(1,235)
Stock option exercises, net	1,384		1,384
Stock based compensation expense	583		583
Restricted awards, net	3,637		3,637

Total Equity at February 28, 2013	$1,158,982	$150,763	$1,309,745

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at November 30, 2011	$1,255,094	$132,933	$1,388,027
Net income	6,625	1,299	7,924
Other Comprehensive Income:
Foreign currency translation adjustments	24,083	(1,826)	22,257
Pension and other postretirement benefit liability adjustments, net of tax	983	(112)	871
Unrealized gain (loss) on securities, net of tax	3,592	(1,118)	2,474
Unrealized gain on derivatives, net of tax	(623)	(170)	(793)

Total Other Comprehensive Income, net of tax	28,035	(3,226)	24,809

Comprehensive Income	34,660	(1,927)	32,733

Dividends paid	(28,251)		(28,251)
Other noncontrolling interest activity	1,118		1,118
Stock option exercises, net	2,970		2,970
Stock based compensation expense	3,182		3,182
Restricted awards, net	(575)		(575)

Total Equity at February 29, 2012	$1,268,198	$131,006	$1,399,204

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the components of total equity and comprehensive income for the nine months ended February 28, 2013 and February 29, 2012:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2012	$1,183,656	$130,327	$1,313,983
Net income	33,225	8,537	41,762
Other Comprehensive Income:
Foreign currency translation adjustments	5,604	11,652	17,256
Pension and other postretirement benefit liability adjustments, net of tax	9,512	350	9,862
Unrealized gain (loss) on securities, net of tax	1,064	(52)	1,012
Unrealized (loss) on derivatives, net of tax	(178)	(51)	(229)

Total Other Comprehensive Income, net of tax	16,002	11,899	27,901

Comprehensive Income	49,227	20,436	69,663

Dividends paid	(87,832)		(87,832)
Other noncontrolling interest activity	157		157
Shares repurchased	(2,329)		(2,329)
Stock option exercises, net	3,749		3,749
Stock based compensation expense	1,794		1,794
Restricted awards, net	10,560		10,560

Total Equity at February 28, 2013	$1,158,982	$150,763	$1,309,745

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2011	$1,263,164	$124,204	$1,387,368
Net income	133,367	11,816	145,183
Other Comprehensive Income:
Foreign currency translation adjustments	(45,821)	(5,339)	(51,160)
Pension and other postretirement benefit liability adjustments, net of tax	5,823	447	6,270
Unrealized gain (loss) on securities, net of tax	(9,374)	876	(8,498)
Unrealized gain on derivatives, net of tax	(3,667)	(998)	(4,665)

Total Other Comprehensive Income, net of tax	(53,039)	(5,014)	(58,053)

Comprehensive Income	80,328	6,802	87,130

Dividends paid	(83,871)		(83,871)
Other noncontrolling interest activity	(875)		(875)
Shares repurchased	(3,008)		(3,008)
Stock option exercises, net	6,151		6,151
Stock based compensation expense	9,874		9,874
Restricted awards, net	(3,565)		(3,565)

Total Equity at February 29, 2012	$1,268,198	$131,006	$1,399,204

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

On September 21, 2012, we acquired Synta, Inc., a producer and marketer of innovative and unique exterior wood deck and concrete restoration systems sold through leading national home centers and marketed under the brands of Deck Restore and Concrete Restore. Synta’s products also include a craft coatings line. Based in Clarkston, Georgia, Synta has annualized sales expected to exceed $40 million. Synta will be managed and reported by our Rust-Oleum operating segment.

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

NOTE 19 — DEBT

Pursuant to the provisions of ASC Topic No. 470-10-45, “Short-term Obligations Expected to be Refinanced,” at February 28, 2013, we classified $200.0 million of debt due within one year of the February 28, 2013 balance sheet date as long-term because we have both the intent and ability to repay such amounts with available borrowings under our $600.0 million 5-year revolving credit facility.

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

Allowance for Doubtful Accounts Receivable

An allowance for anticipated uncollectible trade receivable amounts is established using a combination of specifically identified accounts to be reserved and a reserve covering trends in collectibility. These estimates are based on an analysis of trends in collectability and past experience, but are primarily made up of individual account balances identified as doubtful based on specific facts and conditions. Receivable losses are charged against the allowance when we confirm uncollectibility. Actual collections of trade receivables could differ from our estimates due to changes in future economic or industry conditions or specific customer’s financial conditions.

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

BUSINESS SEGMENT INFORMATION

Our business is divided into two reportable segments: the industrial reportable segment and the consumer reportable segment. Within each reportable segment, we aggregate several operating segments that consist of individual groups of companies and product lines, which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our six operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief executive officer in determining how to allocate the assets of the company and evaluate performance. These six operating segments are each managed by an operating segment manager who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on income before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”) as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations.

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

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer reportable segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe. Our consumer reportable segment’s products are sold throughout North America primarily to mass merchants, home improvement centers, hardware stores, paint stores, craft shops and to other smaller customers through distributors. This reportable segment comprises three operating segments —DAP Group, RPM2-Consumer Group and Rust-Oleum Group. Products within this reportable segment include specialty, hobby and professional paints; nail care enamels; caulks; adhesives; silicone sealants and wood stains.

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

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(In thousands)
Net Sales
Industrial Segment	$532,336	$501,925	$1,926,747	$1,810,479
Consumer Segment	311,400	271,718	981,129	865,167

Consolidated	$843,736	$773,643	$2,907,876	$2,675,646

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$(68,643)	$20,422	$81,156	$189,192
Interest (Expense), Net (b)	(2,360)	(874)	(7,594)	(2,856)

EBIT (c)	$(66,283)	$21,296	$88,750	$192,048

Consumer Segment
Income Before Income Taxes (a)	$34,720	$21,531	$132,069	$99,796
Interest (Expense), Net (b)	(15)	36	(34)	51

EBIT (c)	$34,735	$21,495	$132,103	$99,745

Corporate/Other
(Expense) Before Income Taxes (a)	$(28,900)	$(30,517)	$(132,944)	$(82,678)
Interest (Expense), Net (b)	(11,814)	(14,869)	(36,521)	(47,548)

EBIT (c)	$(17,086)	$(15,648)	$(96,423)	$(35,130)

Consolidated
Income (Loss) Before Income Taxes (a)	$(62,823)	$11,436	$80,281	$206,310
Interest (Expense), Net (b)	(14,189)	(15,707)	(44,149)	(50,353)

EBIT (c)	$(48,634)	$27,143	$124,430	$256,663

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles (“GAAP”) in the U.S., to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
(c)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended February 28, 2013

Net Sales On a consolidated basis, net sales of $843.7 million for the quarter ended February 28, 2013 improved 9.1%, or $70.1 million, over net sales of $773.6 million during the comparable prior year period. The organic growth in sales amounted to 1.9%, or $14.8 million, of the increase in the current quarter net sales versus net sales for the same period last year, and includes the impact of favorable foreign exchange of approximately 0.9% of the prior year period net sales. Six acquisitions executed over the past 12 months contributed approximately $55.3 million in net sales growth during the current quarter over the comparable prior year period, or approximately 7.2%.

Industrial segment net sales, which comprised approximately 63% of consolidated net sales for the quarter ended February 28, 2013, totaled $532.3 million, an increase of 6.1%, from $501.9 million during the comparable prior year period. The increase in the industrial segment’s net sales resulted from organic growth in sales of 1.6%, which includes the impact of favorable foreign exchange of 1.2%, and the impact of three acquisitions executed over the last twelve months, which contributed 4.5% of this segment’s current period growth in net sales versus net sales for the comparable prior year period.

Consumer segment net sales, which comprised approximately 37% of consolidated net sales for the quarter ended February 28, 2013, totaled $311.4 million, an increase of 14.6%, from $271.7 million during the same period a year ago. The improvement in this segment resulted from organic growth in sales of 2.5%, which includes the impact of favorable foreign exchange that amounted to 0.3% of the prior year net sales. Three acquisitions executed over the last year had a favorable impact of approximately 12.1% on this segment’s net sales during the current period versus the comparable prior year period.

Gross Profit Margin Our consolidated gross profit margin improved to 40.7% of net sales for the third quarter of fiscal 2013 versus a consolidated gross profit margin of 39.2% for the comparable period a year ago, reflecting the impact of our 1.9% growth in organic sales volume for the quarter ended February 28, 2013 versus the comparable prior year period, combined with the impact of favorable pricing initiatives instituted primarily during prior periods in order to offset escalating raw material costs.

Selling, General and Administrative Expenses (“SG&A”) Our consolidated SG&A increased to 37.7% of net sales for the quarter ended February 28, 2013 compared with 35.9% of net sales for the quarter ended February 29, 2012. The 180 basis point increase in SG&A as a percent of net sales versus the prior year reflects the unfavorable impact of cross-currency transactions of approximately $6.4 million for the current quarter over the benefit booked in the comparable prior year period. Employee severance expense was approximately $3.0 million higher during the third quarter of fiscal 2013 than during the same period a year ago. The increase in SG&A expense also includes the impact of increased employee compensation-related expenses, including pension and postretirement benefit expense, increased advertising expense and outside professional services expense. Warranty expense for the quarter ended February 28, 2013 increased marginally from the amount recorded during the comparable prior year period. We anticipate that warranty expense will fluctuate from period to period, but will likely continue to slowly decline over the next few years.

Our industrial segment SG&A was approximately $29.6 million higher during the third quarter of fiscal 2013 versus the comparable prior year period, and higher as a percentage of net sales, reflecting the unfavorable foreign exchange impact from cross-currency transactions, representing approximately $7.5 million of the increase in SG&A in this segment. The increase in SG&A for this segment also includes the unfavorable impact of higher employee compensation and severance expense, bad debt, higher legal and distribution expense versus the comparable prior year period.

Our consumer segment SG&A was approximately $10.2 million higher during the third quarter of fiscal 2013 versus the comparable prior year period, but lower as a percentage of net sales in the third quarter of fiscal 2013 as compared with the same period a year ago, primarily reflecting the 12.1% growth in sales from recent acquisitions during the third quarter of fiscal 2013 versus the comparable prior year period, and the additional acquisition-related expense and SG&A generated by those acquisitions. SG&A expense for this segment also reflects the combination of higher legal and professional services expense, and higher advertising and marketing expense during the third quarter of fiscal 2013 versus the comparable prior year period.

SG&A expenses in our corporate/other category increased by $1.3 million during the third quarter of fiscal 2013 to $17.0 million from $15.7 million during the comparable prior year period. The increase in SG&A expense reflects the impact of higher legal and professional services expense, employee compensation and pension expense, partially offset by lower acquisition-related expense during the current quarter versus the same period a year ago.

We recorded total net periodic pension and postretirement benefit costs of $12.9 million and $8.7 million for the third quarter of fiscal 2013 and 2012, respectively. The $4.2 million increase in pension expense was primarily the result of $2.3 million of additional net actuarial losses incurred during the third quarter of fiscal 2013 versus the comparable prior year period and a $1.7 million increase in service and interest cost during the third quarter of fiscal 2013 versus the comparable prior year period. In addition, a lower expected return on plan assets had an unfavorable impact on pension expense of approximately $0.2 million for the current period versus the prior year period. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note 13, “Pension Plans,” for additional information regarding these benefits.

Estimated Loss Contingency During the quarter ended February 28, 2012, we recorded a $68.8 million accrual associated with settlement discussions that we are currently having with the DOJ and the GSA Office of Inspector General aimed at resolving an existing investigation. We have cooperated, and continue to cooperate, with the investigation, which involves our compliance with certain pricing terms and conditions of our GSA Multiple Award Schedule contracts under which the roofing division of our Building Solutions Group sold products and services to the federal government. The accrual for this contingency represents our assessment of the amount of probable loss that may result from this matter. The substantial majority of the probable loss relates to the sale of products and services in the period from 2002 to 2008. In assessing our probable loss, we have considered the potentially disputed amounts under the relevant contracts, together with our understanding of policies for resolving such matters. The actual amount of our loss under the terms of any settlement may vary from the amount of the accrual.

Interest Expense Interest expense was $20.5 million for the third quarter of fiscal 2013 versus $17.9 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s third quarter by approximately $3.5 million versus the same period a year ago. Excluding acquisition-related borrowings, lower average borrowings year-over-year decreased interest expense by approximately $0.8 million. Lower interest rates, which averaged 5.30% overall for the third quarter of fiscal 2013 compared with 6.11% for the same period of fiscal 2012, decreased interest expense by approximately $0.1 million during the current quarter versus the same period last year.

Investment Expense (Income), Net Net investment income of $6.3 million during the third quarter of fiscal 2013 compares to net investment income of $2.2 million during the same period last year. Net realized gains and losses on the sales of investments totaled $2.9 million for the quarter ended February 28, 2013, and $0.2 million for the quarter ended February 29, 2012. Dividend and interest income totaled $3.4 million during the third quarter of fiscal 2013 versus $2.0 million during the same period a year ago. There were no impairments recognized on securities that management has determined are other-than-temporary declines in value during either period.

Other Expense (Income), Net Other expense of $4.7 million for the third quarter of fiscal 2013 compared with other income of approximately $1.4 million for the third quarter of fiscal 2012. Included in this amount was approximately $0.9 million and $0.4 million of royalty income for the third quarters of fiscal 2013 and fiscal 2012, respectively. Additionally, during the third quarter of fiscal 2013, we repositioned certain of our industrial segment operations in Brazil, which resulted in a substantial liquidation of certain of our Brazilian subsidiaries and a net loss of approximately $6.1 million. Also included is our equity in earnings of unconsolidated affiliates totaling approximately $0.5 million and $1.0 million for the third quarter of fiscal 2013 and 2012, respectively.

Income (Loss) Before Income Taxes (“IBT”) Our consolidated pretax loss for the third quarter of fiscal 2013 of $62.8 million compares with pretax income of $11.4 million for the third quarter of fiscal 2012.

Our industrial segment had a pretax loss of $68.6 million for the quarter ended February 28, 2013, versus pretax income of $20.4 million for the quarter ended February 29, 2012. The decline in IBT for the industrial segment resulted primarily from an adjustment for a $68.8 million accrual associated with an investigation of the RPM Building Solutions Group roofing contracts with the U.S. General Services Administration. The industrial segment also had foreign exchange losses incurred on cross-currency transactions and a loss incurred on the substantial liquidation of our repositioning of certain operations in Brazil. The net loss in Brazil included the impact of an adjustment for accumulated foreign currency translation, which was previously recorded as an unrealized foreign exchange loss in our currency translation account as a component of other comprehensive income. Our consumer segment IBT increased to $34.7 million, or 11.2% of net sales for the third quarter of fiscal 2013, from the comparable prior year period result of $21.5 million, or 7.9% of net sales. This was driven primarily by the 14.6% growth in net sales for the consumer segment in the third quarter of fiscal 2013 from the comparable prior year period.

Income Tax Rate The effective income tax rate was 32.8% for the three months ended February 28, 2013 compared to an effective income tax rate of 30.7% for the three months ended February 29, 2012.

For the three months ended February 28, 2013 and February 29, 2012, respectively, reductions to the effective tax rate related to lower effective tax rates of certain of our foreign subsidiaries, the favorable impact of certain foreign operations on our U.S. taxes, the research and development tax credit, and the benefit of the domestic manufacturing deduction. These decreases in the effective tax rates were offset by the net impact of valuation allowances associated with U.S. foreign tax credit carryforwards and certain foreign net operating losses, state and local income taxes, non-deductible business operating expenses, and due to net additions to our reserves for income tax contingencies, including interest thereon.

Furthermore, for the three month period ended February 28, 2013, the effective tax rate differed from the federal statutory rate as a result of income tax benefits related to the company’s strategic decision to reposition certain Brazilian business operations partially offset by the impact on our effective tax rate in certain foreign jurisdictions where income tax benefits associated with net operating losses incurred by those foreign businesses are not recognized and by the tax effect of projected non-deductible costs associated with the DOJ and GSA accrual.

As of February 28, 2013, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at February 28, 2013 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, U.S. capital loss carryforwards, certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance is associated with deferred tax assets recorded in purchase accounting for prior year acquisitions.

Net Income (Loss) Net loss of $42.2 million for the quarter ended February 28, 2013 compares to net income of $7.9 million for the quarter ended February 29, 2012, which results in a negative net margin on sales of 5.0% for the third quarter of fiscal 2013 and a positive margin on sales of 1.0% for the third quarter of fiscal 2012. The primary driver of the decline was the impact of an adjustment for a $68.8 million accrual associated with an investigation of the RPM Building Solutions Group roofing contracts with the U.S. General Services Administration. While organic sales volume grew by 1.9% during the third quarter of fiscal 2013 versus net sales for the third quarter of fiscal 2012, there was the impact of unfavorable foreign exchange, higher employee compensation, distribution and professional service expense during the third quarter of fiscal 2013 versus the comparable prior year period. During the quarter ended February 28, 2013, we had net income from noncontrolling interests of $0.2 million versus $1.3 million during the comparable prior year period. Net loss attributable to RPM International Inc. stockholders was $42.4 million for the quarter ended February 28, 2013, versus net income of $6.6 million for the quarter ended February 29, 2012.

Diluted loss per share of common stock for the quarter ended February 28, 2013 of $0.33 compares with diluted earnings per share of common stock of $0.05 for the quarter ended February 29, 2012.

Nine Months Ended February 28, 2013

Net Sales On a consolidated basis, net sales of $2.9 billion for the nine months ended February 28, 2013 improved 8.7%, or $232.3 million, over net sales of $2.7 billion during the same period last year. The organic growth in sales amounted to 1.5%, or $39.6 million, of the increase in the current period net sales versus net sales for the same period a year ago, which includes the impact of unfavorable foreign exchange rates year-over-year, which amounted to 1.3% of net sales for last year’s first nine months, or $35.4 million. These losses resulted primarily from the strong dollar against the euro, as well as versus the Latin American and Asia Pacific currencies. Nine acquisitions over the last twelve months provided 7.2% of net sales growth over last year’s first nine months, or $192.7 million.

Industrial segment net sales, which comprised 66% of consolidated net sales for this year’s first nine months, totaled $1.9 billion, an increase of 6.4% from $1.8 billion during last year’s first nine months. This increase in the industrial segment’s net sales reflects the favorable impact of six acquisitions completed over the last twelve months, which provided 6.5% of this segment’s current period growth in net sales versus net sales for the same period a year ago, offset partially by an organic decline of 0.1% of net sales for the prior year period. Reflected in the organic sales decline is unfavorable foreign exchange of 1.7%. Lastly, during the first quarter of fiscal 2013, this segment recorded a reversal of sales in relation to a loss contract outside of North America, as further described below under, “Gross Profit Margin.”

Consumer segment net sales, which comprised 34% of consolidated net sales for this year’s first nine months, totaled $981.1 million, an increase of 13.4% from $865.1 million during the same period a year ago. The improvement in this segment resulted from organic growth in sales of 4.9%, which includes the impact of unfavorable foreign exchange, which amounted to 0.5% of the prior period net sales. Three acquisitions over the last twelve months had a favorable impact of approximately 8.5% on this segment’s net sales during this year’s first nine months versus the same period a year ago.

Gross Profit Margin Our consolidated gross profit margin improved to 41.4% of net sales for the first nine months of fiscal 2013 from 40.4% of net sales for the same period last year, reflecting our 1.5% growth in organic sales for the current period versus the same period last year. Slightly offsetting that favorable impact was the combination of unfavorable foreign exchange and the current period unfavorable mix of sales. Additionally, the current nine month period gross profit margin was negatively impacted by approximately 20 basis points as a result of one-time charges taken by the roofing division of RPM’s Building Solutions Group. The charges were taken during the first quarter of the current fiscal year for revised cost estimates in conjunction with unprofitable contracts outside of North America. The contract that led to these losses was a roofing project located at the Mumbai airport in India. The project began to incur cost overruns which, as the problem was realized and the extent of the losses were estimable, led to our recognition of large losses during the three months ended August 31, 2012. The total value of the related contract was approximately $16 million. In connection with the issues identified with this particular contract, we determined that it was appropriate to also terminate several individuals at its European business, and to also discontinue bidding on certain types of general contracting projects in North America which do not meet our current profit criteria. In relation to North America, we determined that it was appropriate to also terminate certain individuals associated with this area of the business. We do not anticipate any additional future losses in relation to the Mumbai airport project.

SG&A Our consolidated SG&A increased to 32.8% of net sales for the first nine months of fiscal 2013 compared with 31.1% of net sales for the same period a year ago. The 180 basis point increase in SG&A as a percent of net sales versus the prior year reflects the unfavorable impact of cross-currency transactions of approximately $6.4 million for the first nine months of fiscal 2013 over the benefit booked in the comparable prior year period. The increase in SG&A as a percent of net sales versus the prior period also reflects the impact of the $5.0 million bad debt write down recorded during this year’s first quarter in relation to our $10.0 million outstanding loan to Kemrock. Employee severance expense was approximately $6.8 million higher during the first nine months of fiscal 2013 than during the same period a year ago. Lastly, the increase in SG&A expense includes the impact of increased employee compensation-related expenses, including pension and postretirement benefit expense, increased advertising expense and outside professional services expense. Warranty expense for the nine months ended February 28, 2013 increased marginally from the amount recorded during the comparable prior year period. We anticipate that warranty expense will fluctuate from period to period, but will likely continue to slowly decline over the next few years.

Our industrial segment SG&A was approximately $77.2 million higher during the first nine months of fiscal 2013 versus the comparable prior year period, and higher as a percentage of net sales, reflecting the unfavorable impact of the $5.0 million bad debt write down on our loan to Kemrock recorded during this year’s first quarter. Additionally, the industrial segment’s roofing division recorded a $10.6 million loss during this year’s first quarter related to a loss contract outside North America and exit costs related to this contract as discussed above under “Gross Profit Margin.” The nature of the exit costs was a combination of severance costs for the individuals involved in the European roofing business and general contracting activity in North America and a reserve against certain receivables associated with the Mumbai airport project. Lastly, the industrial segment results for the first nine months of fiscal 2013 reflect the impact of higher employee compensation and benefit expense, increased employee severance expense, higher legal and distribution expense versus the comparable prior year period.

Our consumer segment SG&A was approximately $29.6 million higher during the first nine months of fiscal 2013 versus the comparable prior year period, and slightly higher as a percentage of net sales during the first nine months of fiscal 2013 as compared with the same period a year ago, primarily reflecting the impact of higher acquisition-related expense, legal and advertising expense during this year’s first nine months versus the same period a year ago.

SG&A expenses in our corporate/other category increased by $15.0 million during the first nine months of fiscal 2013 to $50.1 million from $35.1 million during the comparable prior year period. The increase in SG&A expense reflects the combination of higher employee compensation and pension benefit expenses and higher legal expense.

We recorded total net periodic pension and postretirement benefit costs of $38.8 million and $26.2 million for the first nine months of fiscal 2013 and fiscal 2012, respectively. The $12.6 million increase in pension expense was primarily the result of $7.0 million of additional net actuarial losses incurred during the first nine months of fiscal 2013 versus the comparable prior year period and a $5.0 million increase in service and interest cost during the first nine months of fiscal 2013 versus the comparable prior year period. A lower expected return on plan assets had an unfavorable impact on pension expense of approximately $0.6 million for the nine months ended February 28, 2013 versus the comparable prior year period. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Estimated Loss Contingency During the quarter ended February 28, 2012, we recorded a $68.8 million accrual associated with settlement discussions that we are currently having with the DOJ and the GSA Office of Inspector General aimed at resolving an existing investigation. Refer to the section captioned “Three Months Ended February 28, 2013 — Estimated Loss Contingency,” for further information.

Interest Expense Interest expense was $58.8 million for the first nine months of fiscal 2013 versus $53.6 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first nine months by approximately $8.5 million versus the same period a year ago. Excluding acquisition-related borrowings, lower average borrowings year-over-year decreased interest expense by approximately $1.7 million. Lower interest rates, which averaged 5.27% overall for the first nine months of fiscal 2013 compared with 6.21% for the same period of fiscal 2012, decreased interest expense by approximately $1.6 million during the current nine-month period versus the same period last year.

Investment Expense (Income), Net Net investment income of $14.6 million during this year’s first nine months compares to net investment income of $3.3 million for the same period a year ago. Dividend and interest income totaled $7.7 million during this year’s first nine months versus $4.7 million of income during the same period last year. Net realized gains on the sales of investments resulted in a net gain of $7.5 million for this year’s first nine months versus a net loss of $0.7 million for the same period during fiscal 2012. Impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.6 million for the first nine months of fiscal 2013, versus impairments of $0.7 million for the same period a year ago.

Other (Income), Net Other expense for this year’s first nine months of $53.8 million compares with other income of $8.4 million during the same period a year ago. The majority of other expense for this year’s first nine months, approximately $46.4 million, was recorded by our corporate/other segment, and represents the impairment loss recorded in relation to our investment in Kemrock. As previously discussed, we increased our ownership in Kemrock to over 20% of Kemrock’s outstanding shares of common stock during fiscal 2012. Additionally, we agreed to loan them funds and made additional investments in Kemrock throughout fiscal 2012, and at May 31, 2012, the carrying value of our investment in Kemrock totaled $42.2 million. On August 8, 2012, the price of Kemrock’s common stock plunged below our carrying value, declining by approximately 40% from May 31, 2012. We later learned that the dramatic drop in Kemrock’s stock price was related to Kemrock’s announcement of declining sales and income, a liquidity problem at Kemrock that stemmed from its explosive growth, combined with an overall tightening of the lending practices of the banks and credit markets in India. At that time, we learned that Kemrock was in the process of renegotiating its credit agreements with its banks. Compounding these difficulties for Kemrock was the deterioration in the exchange rate of the Indian rupee against the U.S. dollar and Euro, which had a negative impact on Kemrock’s gross profit margins and cash flow due to its procurement of the majority of its raw material supplies outside of India, but sales of its products in

Indian Rupees. Additionally, the market value of shares of Kemrock common stock have steadily declined, and as a result of the combination of these factors, we determined that it was appropriate to record an impairment loss on our investment during the current fiscal year totaling $51.1 million on a consolidated basis.

The majority of the remaining balance in other expense (income) is recorded by our industrial segment. During the third quarter of fiscal 2013, we repositioned certain industrial segment operations in Brazil, which resulted in a substantial liquidation of certain of our Brazilian subsidiaries and a net loss of approximately $6.1 million. Lastly, other expense (income) includes royalty income of approximately $1.6 million and $1.2 million for the first nine months of fiscal 2013 and fiscal 2012, respectively, and our equity in earnings of unconsolidated affiliates totaling approximately $1.8 million and $3.3 million for the first nine months of fiscal 2013 and fiscal 2012, respectively.

IBT Our consolidated pretax income for this year’s first nine months of $80.3 million compares with pretax income of $206.3 million for the same period last year, resulting in a pretax profit margin on net sales of 2.8% for the current period versus a pretax profit margin on net sales of 7.7% a year ago.

Our industrial segment had IBT of $81.2 million, for a profit margin on net sales of 4.2% for this year’s first nine months versus IBT of $189.2 million, for a profit margin on net sales of 10.4%, for the same period last year. The decline reflects the impact of the adjustment for a $68.8 million accrual associated with an investigation of the RPM Building Solutions Group roofing contracts with the U.S. General Services Administration. Our consumer segment IBT increased to $132.1 million, or 13.5% of net sales for the period, from last year’s first nine months’ IBT of $99.8 million, or 11.5% of net sales. The increase in IBT as a percent of sales for the consumer segment resulted primarily from the impact of the 4.9% growth in organic sales combined with the impact of favorable acquisitions during the current period versus the same period a year ago.

Income Tax Rate The effective income tax rate was 48.0% for the nine months ended February 28, 2013 compared to an effective income tax rate of 29.6% for same period a year ago.

For the nine months ended February 28, 2013 and February 29, 2012, respectively, the effective tax rate was reduced below the federal statutory rate due to lower effective tax rates of certain of our foreign subsidiaries, the favorable impact of certain foreign operations on our U.S. taxes, the research and development tax credit, and the benefit of the domestic manufacturing deduction. Additionally, the effective tax rate for both periods decreased as a result of a reduction in the United Kingdom income tax rate. Further, the effective income tax rate for the nine months ended February 29, 2012 decreased due to net reductions to our reserves for income tax contingencies, including interest thereon.

These decreases in the effective tax rate were offset by the net impact of valuation allowances associated with U.S. foreign tax credit carryforwards and certain foreign net operating losses, state and local income taxes, and non-deductible business operating expenses.

Furthermore, for the nine month period ended February 28, 2013, the effective tax rate differed from the federal statutory rate as a result of income tax benefits related to the company’s strategic decision to reposition certain Brazilian business operations, offset by the impact on our effective tax rate in certain foreign jurisdictions where income tax benefits associated with net operating losses incurred by those foreign businesses are not recognized, by the tax effect of projected non-deductible costs associated with the DOJ and GSA accrual and due to net increases to our reserves for income tax contingencies, including interest thereon. Additionally, for the nine months ended February 28, 2013 the effective tax rate differed from the federal statutory rate as a result of increases in valuation allowances related to losses associated with our investments in Kemrock.

As described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended February 28, 2013, there is uncertainty as to whether we will be able to recognize certain deferred tax assets. Refer to the section captioned “Three Months Ended February 28, 2013 — Income Tax Rate,” for further information.

Net Income Net income of $41.8 million for the first nine months of fiscal 2013 compares to net income of $145.2 million for the same period last year, or a decline of $103.4 million period-over-period, principally due to an adjustment for a $68.8 million accrual associated with an investigation of the RPM Building Solutions Group roofing contracts with the U.S. General Services Administration. The decline also reflects the losses we recorded on our various investments in Kemrock, totaling $51.1 million after-tax. This results in a net margin on sales of 1.4% and 5.4% for the nine month periods ended February 28, 2013 and February 29, 2012, respectively. While organic sales grew by 1.5% during the current period versus net sales for the same period last year, employee compensation, distribution and acquisition-related expenses were higher during the current period versus the same period a year ago. During the nine months ended February 28, 2013, we had net income from noncontrolling interests of $8.6 million versus $11.8 million during the same period a year ago. Net income attributable to RPM International Inc. stockholders was $33.2 million for the nine months ended February 28, 2013, versus $133.4 million for the same period a year ago, for a margin on net sales of 1.1% and 5.0% for the first nine months of fiscal 2013 and 2012, respectively.

Diluted earnings per share of common stock for the first nine months of fiscal 2013 of $0.25 compares with $1.02 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Operating activities provided cash flow of $170.9 million for the nine months ended February 28, 2013 compared with $153.5 million during the prior fiscal year period, resulting in a net increase in cash of $17.4 million during the first nine months of fiscal 2013 versus fiscal 2012.

The net change in cash from operations includes the change in net income, which decreased by $103.4 million during the first nine months of fiscal 2013 versus the same period during fiscal 2012. Reflected in net income for the nine months ended February 28, 2013 are $112.7 million of one-time charges. The non-cash charges include an after-tax charge of $52.6 million resulting from our estimated accrual for a loss contingency; an after-tax charge of $53.3 million in write downs associated with our various investments in Kemrock; and an after-tax charge of approximately $8.4 million associated with a combination of revised cost estimates in conjunction with loss contracts in our industrial segment’s roofing division and exit costs related to those contracts. Other items impacting the net change in cash from operations included items adjusting net income for non-cash expenses and income, which increased cash flows by approximately $126.5 million more during the current fiscal year period versus the prior fiscal year period; and changes in working capital accounts and all other accruals, which increased cash flows by $5.7 million during the current fiscal year period versus the prior fiscal year period.

The decrease in accounts receivable since May 31, 2012 represents the generation of $137.1 million in cash during the current period versus the $128.4 million of cash generated by accounts receivable during the first nine months of fiscal 2012, or approximately $8.7 million more cash generated year-over-year. This resulted from the timing of sales and collections on accounts receivable. Days sales outstanding at February 28, 2013 decreased slightly to 64.9 days from 67.9 days sales outstanding at February 29, 2012.

Inventory balances used $73.3 million of cash during the first nine months of fiscal 2013, compared with a use of cash of $25.4 million during the first nine months of fiscal 2013, or $47.9 million more cash used year-over-year. Days of inventory outstanding at February 28, 2013 decreased slightly to 105.4 days from 98.9 days of inventory outstanding at February 29, 2012.

The current year-to-date change in accounts payable used $3.2 million less cash during the current period compared to the same period a year ago, resulting from a change in the timing of certain payments during the current period versus the same period a year ago. Accrued compensation and benefits used approximately $11.5 million more cash during the first nine months of fiscal 2013 versus the same period during the prior fiscal year, as there were higher bonus payments made during the current year versus the same period a year ago. Other accruals and prepaids, including those for other short-term and long-term items and changes, provided $43.2 million more cash during the first nine months of fiscal 2013 versus the first quarter of the prior fiscal year, due to changes in the timing of such payments.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. Capital expenditures of $45.7 million during the first nine months of fiscal 2013 compare with depreciation of $41.9 million. Our capital spending levels currently exceed depreciation expense, and we expect that trend to continue for the remainder of fiscal 2013. We believe our current production capacity, along with moderate plant modifications or additions will be adequate to meet our immediate needs based on anticipated growth rates. Not reflected in our capital expenditures is the capacity added through our recent acquisitions of product lines and businesses, which totaled approximately $46.3 million during fiscal 2013. We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand during the current fiscal year.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At February 28, 2013, the fair value of our investments in marketable securities totaled $117.7 million, of which investments with a fair value of $45.7 million were in an unrealized loss position. Included in the $117.7 million of marketable securities, but held outside of our captive insurers, is our $11.6 million investment in 5.5% convertible bonds issued by Kemrock in April 2012. The bonds are convertible into ordinary shares or GDRs, each representing one ordinary share of Kemrock stock, and may be converted at any time on or after June 4, 2012 and up to the close of business on June 12, 2017. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. At May 31, 2012, the fair value of our investments in marketable securities totaled $120.1 million, of which investments with a fair value of $43.8 million were in an unrealized loss position. Total pretax unrealized losses recorded in accumulated other comprehensive income at February 28, 2013 and May 31, 2012 were $3.6 million and $3.1 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at May 31, 2012 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at May 31, 2012 were less than 15% below their original cost or that have been in a loss position for less than nine consecutive months. If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of February 28, 2013, approximately 83% of our consolidated cash and cash equivalents were held at various foreign subsidiaries. Currently, the funds held at our foreign subsidiaries are considered permanently reinvested to be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Although we do not intend to repatriate any significant amounts of these cash balances to the U.S. in the foreseeable future, any repatriation of these balances could be subject to governmental restrictions and U.S. and foreign taxes. However, a portion of the foreign earnings have previously been subject to U.S. taxation and could be repatriated to the U.S. with little or no residual tax impact. We believe that the tax impact of repatriating these previously taxed earnings to the U.S. would not have a material impact on our financial results.

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

The following table summarizes our financial obligations and their expected maturities at February 28, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total Contractual Payment Stream	Payments Due In
		2014	2015-16	2017-18	After 2018
	(In thousands)
Long-term debt obligations	$1,395,938	$1,218	$24,698	$609,277	$760,745
Capital lease obligations	1,858	623	1,128	107
Operating lease obligations	179,077	42,252	58,097	34,158	44,570
Other long-term liabilities (1):
Interest payments on long-term debt obligations	417,838	75,164	125,672	108,325	108,677
Contributions to pension and postretirement plans (2)	359,800	34,000	89,000	91,500	145,300

Total	$2,354,511	$153,257	$298,595	$843,367	$1,059,292

(1)	Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $12.7 million at February 28, 2013. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.
(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume the required minimum contribution will be contributed.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings, other than the minimum operating lease commitments included in the above Contractual Obligations table. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in, or relationships with, any special purpose entities that are not reflected in our financial statements. At the end of fiscal 2010, we deconsolidated our wholly owned subsidiary, SPHC, and its subsidiaries, from our balance sheet and eliminated the results of SPHC’s operations from our operations beginning on May 31, 2010. We account for our investment in SPHC, which had no value at February 28, 2013 and May 31, 2012, under the cost method (refer to Note 3 to the Consolidated Financial Statements).

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

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2013 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the second quarter of fiscal 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
December 1, 2012 through December 31, 2012	643	$29.25	—	—
January 1, 2013 through January 31, 2013	39,086	$31.10	—	—
February 1, 2013 through February 28, 2013	—	$—	—	—

Total — Third Quarter	39,729	$31.07	—	—

(1)	All of the shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.‘s Amended and Restated 2004 Omnibus Equity and Incentive Plan.
(2)	Refer to Note 16 of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Russell L. Gordon
Russell L. Gordon
Vice President and
Chief Financial Officer

Dated: April 4, 2013