Form 10-K
period 2013-05-31
RPM INTERNATIONAL INC/DE/
filed 2013-07-24
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Stock as reported on the New York Stock Exchange on November 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $3,775,217,336. For purposes of this information, the 2,211,905 outstanding shares of Common Stock which were owned beneficially as of November 30, 2012 by executive officers and Directors of the Registrant were deemed to be the shares of Common Stock held by affiliates.

As of July 22, 2013, 132,859,812 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2013 Annual Report to Stockholders for the fiscal year ended May 31, 2013 (the “2013 Annual Report to Stockholders”) are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 10, 2013 (the “2013 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2013.

PART I

Item 1.    Business.

THE COMPANY

RPM International Inc., a Delaware corporation, succeeded to the reporting obligations of RPM, Inc., an Ohio corporation, following a 2002 reincorporation transaction. RPM, Inc. was incorporated in 1947 under the name Republic Powdered Metals, Inc. and changed its name to RPM, Inc. in 1971. In connection with the 2002 reincorporation from Ohio to Delaware, we established a new legal structure, which included the formation of two new, wholly owned subsidiaries of RPM International Inc., the RPM Consumer Holding Company and the RPM Industrial Holding Company. These two holding companies, in addition to RPM, Inc., which remained as one of our subsidiaries following the reincorporation, own the various operating companies and other legal entities that make up RPM International Inc. In 2010, RPM, Inc. changed its name to Specialty Products Holding Corp (“SPHC”). At the end of fiscal 2010, SPHC and its Bondex International, Inc. (“Bondex”) subsidiary filed voluntary Chapter 11 bankruptcy petitions, as a result of which we have deconsolidated SPHC and its subsidiaries from our financial results. See Item 3 – “Legal Proceedings” and Notes A(2), G and O to the Consolidated Financial Statements for additional information.

As used herein, the terms “RPM,” the “Company,” “we,” “our” and “us” refer to RPM International Inc. and all of our consolidated subsidiaries, unless the context indicates otherwise. Our principal executive offices are located at 2628 Pearl Road, P.O. Box 777, Medina, Ohio 44258, and our telephone number is (330) 273-5090.

BUSINESS

Our subsidiaries manufacture, market and sell various specialty chemical product lines, including high-quality specialty paints, protective coatings, roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of both the industrial and consumer markets. Our family of products includes those marketed under brand names such as API, Carboline, DAP, Dri-Eaz, EUCO, Fibergrate, Flecto, Flowcrete, Grupo PV, Hummervoll, Universal Sealants, illbruck, Rust-Oleum, Stonhard, Tremco, Viapol, Watco and Zinsser. As of May 31, 2013, our subsidiaries marketed products in approximately 150 countries and territories and operated manufacturing facilities in approximately 93 locations in the United States, Argentina, Australia, Belgium, Brazil, Canada, Chile, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, Norway, Saudi Arabia, South Africa, Spain, Sweden, Turkey, the United Arab Emirates and the United Kingdom. Approximately 43% of our sales are generated in international markets through a combination of exports and direct sales in foreign countries. For the fiscal year ended May 31, 2013, we recorded net sales of $4.1 billion.

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

Segment Information

Our business is divided into two reportable segments: the industrial reportable segment (“industrial segment”) and the consumer reportable segment (“consumer segment”). Within each reportable segment, we aggregate several operating segments which comprise individual reporting units and product lines that generally address common markets, utilize similar technologies and are able to share manufacturing or distribution capabilities. The industrial segment (RPM Building Solutions Group, RPM Performance Coatings Group and RPM2-Industrial Group), which comprises approximately 65% of our total net sales, includes maintenance and protection products for roofing and waterproofing systems, flooring, corrosion control and other specialty applications. The consumer segment (RPM2-Consumer Group, Rust-Oleum Group and DAP Group) comprises approximately 35% of our total net sales and includes rust-preventative, special purpose and decorative paints, caulks, sealants, primers, nail enamels and other branded consumer products. See Note Q, “Segment Information,” of the Notes to Consolidated Financial Statements, which appears in the 2013 Annual Report to Stockholders, and is incorporated herein by reference, for financial information relating to our two reportable segments and financial information by geographic area.

Industrial Segment

Our industrial segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as owners of industrial manufacturing facilities, public institutions and other commercial customers. Our industrial segment generated $2.6 billion in net sales for the fiscal year ended May 31, 2013 and includes the following major product lines and brand names:

RPM Building Solutions Group:

•	waterproofing and institutional roofing systems used in building protection, maintenance and weatherproofing applications marketed under our Tremco, Republic and Vulkem brand names;

•	sealants, tapes and foams that seal and insulate joints in various construction assemblies marketed under our Tremco, illbruck, Dymeric and Spectrem brand names;

•	new residential home weatherization systems marketed under our Tuff-N-Dri, Watchdog Waterproofing and Enviro-Dri brand names;

•	specialized roofing and building maintenance and related services marketed by our Weatherproofing Technologies subsidiary;

•	highly insulated building cladding materials (Exterior Insulating and Finishing Systems, “EIFS”) and related accessories marketed under our FEMA brand;

•	specialty industrial adhesives and sealants marketed under our Pactan brand name;

•	rolled asphalt roofing materials, waterproofing products, chemical admixtures and industrial epoxy flooring systems marketed under our Viapol brand name; and

•	concrete and masonry additives and related construction chemicals marketed under our EUCO, Increte, PSI and Tamms brand names.

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

RPM2-Industrial Group:

•	fluorescent colorants and pigments marketed under our Radiant and Dane Color brand names;

•	waterproofing and flooring products marketed under our RPM Belgium brand names;

•	waterproofing and concrete repair products marketed under our Vandex brand name;

•	shellac-based-specialty coatings for industrial and pharmaceutical uses, edible glazes and food coatings marketed under our Mantrose-Haeuser and NatureSeal brand names;

•	EIFS marketed in the U.K. and Canada under the Dryvit brand name;

•	fire and water damage restoration products marketed under the Dri-Eaz, Microban, Unsmoke and Odorx brand names; and

•	professional carpet cleaning and disinfecting products marketed under the Sapphire and Chemspec brand names.

Consumer Segment

Our consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and Australia. Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops, cosmetic companies and to other smaller customers through distributors. Our consumer segment generated $1.5 billion in net sales in the fiscal year ended May 31, 2013 and is composed of the following major product lines and brand names:

RPM2-Consumer Group:

•	innovative nail care enamels, coatings components and related products for the personal care industry.

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

•	deck and fence restoration products marketed by our Wolman Wood Care Products business;

•	metallic and faux finish coatings marketed under our Modern Masters brand name;

•	innovative exterior wood deck and concrete restoration systems marketed under our Restore brand name; and

•	an assortment of other products, including hobby paints and cements marketed under our Testors brand name.

DAP Group:

•

a complete line of caulks, sealants, adhesives, insulating foam, spackling, glazing, and other general patch and repair products for home improvement and construction marketed through a wide assortment of DAP branded products, including ’33’, ’53’, ’1012’, 4000, 7000, Alex, Alex Fast Dry, Alex Plus, Alex Ultra,

Alex Flex, Fast Patch, Beats The Nail, Blend-Stick, Blockade, Butyl-Flex, Caulk-Be-Gone, Crack Shot, Custom-Patch, DAP 3.0, DAP CAP, DAPtex Plus, DryDex, Dynaflex 230, Dynagrip, Elastopatch, Fast ’N Final, Kwik Foam, Kwik Seal, Kwik Seal Plus, Mono, Patch Stick, Patch-N-Paint, Plastic Wood, Presto Patch, Quick Plug, Rely-On, Seal ’N Peel, SIDE Winder, Silicone Plus, StrongStik, Weldwood and Phenoseal, which is a brand of Gloucester Company Inc., which is a subsidiary of DAP Products Inc.

Foreign Operations

For the fiscal year ended May 31, 2013, our foreign operations accounted for approximately 41% of our total net trade sales, excluding any direct exports from the United States. Our direct exports from the United States were approximately 2% of our total net trade sales for the fiscal year ended May 31, 2013. In addition, we receive license fees and royalty income from numerous international license agreements, and we also have several joint ventures, which are accounted for under the equity method, operating in various foreign countries. We have manufacturing facilities in Argentina, Australia, Belgium, Brazil, Canada, Chile, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, Norway, Saudi Arabia, South Africa, Spain, Sweden, Turkey, the United Arab Emirates and the United Kingdom. We also have sales offices or warehouse facilities in Austria, China, The Czech Republic, Egypt, Finland, Hong Kong, Hungary, India, Indonesia, Japan, Kuwait, Oman, Poland, Qatar, Russia, South Africa, Singapore, Switzerland, Thailand, Vietnam and several other countries. Information concerning our foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition, which appears in the 2013 Annual Report to Stockholders, and is incorporated herein by reference.

Competition

We conduct our business in highly competitive markets, and all of our major products face competition from local, regional and national firms. Our markets, however, are fragmented, and we do not face competition across all of our products from any one competitor in particular. Several of our competitors have access to greater financial resources and larger sales organizations than we do. While third-party figures are not necessarily available with respect to the size of our position in the market for each of our products, we believe that we are a major producer of caulks, sealants, patch-and-repair products for the general consumer as well as for the residential building trade; roofing systems; urethane sealants and waterproofing materials; aluminum coatings; cement-based paints; hobby paints; industrial-corrosion-control products; fireproofing; consumer rust-preventative coatings; polymer floorings; fluorescent coatings and pigments; fiberglass-reinforced-plastic gratings; nail polish; water and fire damage restoration products; carpet cleaning systems and shellac-based coatings. However, we do not believe that we have a significant share of the total protective coatings market (on a world-wide basis). The following is a summary of the competition that our key products face in the various markets in which we compete:

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

Raw Materials

The sources and availability of the raw materials we use in our business continue to be adequate to meet our current and projected needs. Over the past 12 months, in general we experienced steady raw material costs. Certain material costs experienced significant (and usually volatile) cost increases due to increasing global demand, unusually high planned and unplanned raw material production shutdowns, certain lower-than-normal global crop yields, certain escalating feedstock costs, foreign exchange effects, China export controls and tariffs, supplier consolidation and related pricing discipline, and decreased natural gas costs relative to the cost of oil, which has caused cracking optimization and, therefore, a reduction in the supply of certain materials. On a long-term basis, we anticipate the costs of the raw materials we use will continue to be subject to upward pressure.

Seasonal Factors

Our business is dependent, to a significant extent, on external weather factors. We historically experience stronger sales and net income in our first, second and fourth fiscal quarters, which are the three month periods ending August 31, November 30 and May 31, respectively, while we have experienced weaker performance in our third fiscal quarter.

Customers

Ten large consumer segment customers, such as DIY home centers, on a combined basis represented approximately 22%, 22% and 23% of our total net sales for the fiscal years ended May 31, 2013, 2012 and 2011, respectively. Except for sales to these customers, our business is not dependent upon any one customer or small group of customers, but is largely dispersed over a substantial number of customers.

Backlog

We historically have not had a significant backlog of orders, and we did not have a significant backlog at May 31, 2013.

Research and Development

Our research and development work is performed at various laboratory locations. During fiscal years 2013, 2012 and 2011, we spent approximately $49.3 million, $45.4 million and $40.9 million, respectively, on research and development activities. In addition to this laboratory work, we view our field technical service as being integral to the success of our research activities. Our research and development activities and our field technical service costs are both included as part of our selling, general and administrative expenses.

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

We are also required to obtain permits from various governmental authorities for certain operations. We cannot guarantee that our subsidiaries or their plants have been or will be at all times in complete compliance with all such laws, regulations and permits. If we, or any of our subsidiaries, violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators.

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

We have incurred in the past, and will continue to incur in the future, costs to comply with environmental laws. Environmental laws and regulations are complex, change frequently and have tended to become increasingly stringent over time. In addition, the related costs may vary depending on the particular facts and development of new information. As a result, our operating expenses and continuing capital expenditures related to compliance with environmental laws may increase, and more stringent standards also may limit our operating flexibility. A significant increase in these costs and capital expenditures could adversely affect our business, results of operations, financial condition or cash flows. In addition, to the extent hazardous materials exist on or under our real property, the value and future use of that real property may be adversely affected. For information regarding environmental accruals, see Note P, “Contingencies and Loss Reserves,” of the Notes to our Consolidated Financial Statements, which appears in the 2013 Annual Report to Stockholders, and is incorporated herein by reference. For more information concerning certain environmental matters affecting us, see “Item 3 — Legal Proceedings — Environmental Proceedings” in this Annual Report on Form 10-K.

Employees

As of May 31, 2013, we employed 10,553 persons, of whom 871 were represented by unions under contracts which expire at varying times in the future. We believe that all relations with employees and their unions are good.

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

•

the outcome of negotiations with a committee of asbestos personal injury claimants and the representative for unknown future asbestos claimants, as well as other participants in the Chapter 11 proceedings, concerning, among other things, the size and structure of a trust to satisfy the asbestos liability and the means for funding that trust; and

•

the Bankruptcy Court’s decisions relating to numerous substantive and procedural aspects of the Chapter 11 proceedings, including with regard to the length of time the existing preliminary injunction that prohibits derivative asbestos liability lawsuits and other actions from being brought against RPM International and other non-filing affiliates of the filing entities remains in effect, and estimation of the aggregate asbestos liability of the filing entities.

The ability of the filing entities to successfully reorganize will depend, among other things, on their ability to both (i) reach an acceptable agreement with the asbestos claimants and the future claims representative that satisfies all applicable legal requirements and (ii) obtain the requisite court approvals for the proposed reorganization. We cannot ensure that these entities can successfully reorganize nor can we give any assurances as to the impact of any such reorganization on the financial condition, results of operations or future prospects of the filing entities and their subsidiary businesses. We are also unable to predict the timing of any of the foregoing matters or the Chapter 11 proceedings themselves.

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

On May 20, 2013, the U.S. Bankruptcy Court for the District of Delaware issued an opinion estimating the current and future asbestos claims associated with Bondex and SPHC at approximately $1.17 billion. The estimation hearing represents one step in the legal process in helping to determine the amount of potential funding for a 524(g) asbestos trust. Bondex and SPHC firmly believe that the opinion substantially overstates the amount of their liability and is not supported by the facts or the law. The debtors have filed an appeal of the decision with the United States District Court for the District of Delaware and are seeking certification of the appeal directly to the United States Court of Appeals for the Third Circuit. We have also separately filed an appeal. The asbestos claimants and the future claims representative have moved to dismiss the appeals, arguing that the estimation order is not a final, appealable order. Bondex, SPHC and we believe that the order is final and appealable, and that, even if it were not, the appeals should be treated as motions to appeal which should be granted. It is anticipated that the appeal process could take an additional two to three years. That time period could be shorter if the appeal is certified to and heard directly by the United States Court of Appeals for the Third Circuit.

We also expect that in the Chapter 11 proceedings, various claims may be asserted against RPM International, including allegations that we are liable for the asbestos-related liabilities of the filing entities. There is also a possibility that the bankruptcy court could lift the injunction precluding litigation of asbestos claims against us and permitting such claims against us in the tort system. Although we believe we have no responsibility for asbestos liabilities of the filing entities, we cannot assure you that the resolution of such claims, or the perception that RPM International may have a risk of exposure to liability for the asbestos-related liabilities of the filing entities, will not have a material adverse effect on our financial condition, results of operations or the market price of our securities. We believe that the Bankruptcy Court’s estimation opinion, if not vacated on appeal, may increase the likelihood that claims may be asserted against RPM International alleging that we are liable for the asbestos-related liabilities of the filing entities. Moreover it is uncertain whether, and to what extent, we may contribute to an asbestos trust or whether any channeling injunction entered in connection with a plan of reorganization will extend to all non-filing affiliates of the filing entities, including RPM International. We also believe that the Bankruptcy Court’s estimation opinion, if not vacated on appeal, may make it more difficult to reach a negotiated arrangement concerning the terms of any 524(g) trust.

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

As of May 31, 2013, we had approximately $1.6 billion in goodwill and other intangible assets. The Accounting Standards Codification (“ASC”) section 350 requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise, using either a qualitative assessment or a fair-value approach at the reporting unit level. We perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, as of the first day of our fourth fiscal quarter. The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, which is a subjective process that takes into account both internal and external factors. Impairment assessment requires the use of significant judgment with regard to estimates and assumptions surrounding future results of operations and cash flows. For the fiscal years ended May 31, 2013, 2012 and 2011, our impairment testing did not result in any impairment loss. In the future, if global economic conditions were to decline significantly, or if our reporting units experienced significant declines in business, we may incur substantial non-cash goodwill and other intangible asset impairment charges. The amount of any such impairment charge could have a material adverse effect on our results of operations.

Our significant amount of indebtedness could have a material adverse impact on our business.

Our total debt levels increased to approximately $1.4 billion at May 31, 2013 from $1.1 billion at May 31, 2012, which compares with $1.2 billion in stockholders’ equity at May 31, 2013. Our level of indebtedness could have important consequences. For example, it could:

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

Some of our operating companies, particularly in the consumer segment, face a substantial amount of customer concentration. Our key consumer segment customers include Ace Hardware, Cotter & Company, Do It Best, The Home Depot, Lowe’s, Menards, Orgill, Rona, Wal-Mart and W.W. Grainger. Sales to our ten largest consumer segment customers accounted for approximately 22%, 22% and 23% of our total net sales for the fiscal years ended May 31, 2013, 2012 and 2011, respectively, and 63%, 67% and 68%, respectively, of the consumer segment’s net sales for those same fiscal years. If we were to lose one or more of our key customers, or experience a delay or cancellation of a significant order, or incur a significant decrease in the level of purchases from any of our key customers, or experience difficulty in collecting amounts due from a key customer, our net revenues could decline and our operating results could be reduced materially.

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

Our foreign manufacturing operations accounted for approximately 41% of our net trade sales for the fiscal year ended May 31, 2013, not including exports directly from the U.S. which accounted for approximately 2% of our net trade sales for fiscal 2013. Our international operations could be adversely affected by changes in political and economic conditions, inflation rates, trade protection measures, restrictions on foreign investments and repatriation of earnings, changing intellectual property rights, difficulties in staffing and managing foreign operations and changes in regulatory requirements that restrict the sales of our products or increase our costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in material volatility in our costs and earnings and may also adversely affect the carrying values of our assets located outside the U.S.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (‘‘FCPA’’) and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to governmental officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Although we have internal controls and procedures designed to ensure compliance with these regulations, there can be no assurance that our controls and procedures will prevent a violation of these regulations. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial condition, and cash flows.

Our operations are subject to the effect of global tax law changes, some of which have been, and may be in the future, retroactive in application.

Our operations are subject to various federal, state, local and foreign tax laws and regulations which govern, among other things, taxes on worldwide income. Any potential tax law changes may, for example, increase applicable tax rates, have retroactive application, or impose stricter compliance requirements in the jurisdictions in which we operate, which could reduce our consolidated net earnings.

In that regard, in June 2013, Canada Bill C-48, Technical Tax Amendments Act, 2012, received Royal Assent. The legislation includes, among other items, a number of amendments which are effective on both a retroactive and prospective basis. We are in the process of analyzing the overall impact of the legislation. However, our initial estimate of the incremental Canadian income tax expense for the retroactive period due to this law change is in the range of $10.0 million to $14.0 million.

In response to, for instance, the recent economic crisis and the recent recession, governments may revise tax laws, regulations or official interpretations in ways that could have a significant impact on us, including modifications that could, for example, reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way in which they are structured. If changes in tax laws, regulations or interpretations were to significantly increase the tax rates on non-U.S. income, our effective tax rate could increase, our profits could be reduced, and if such increases were a result of our status as a U.S. company, could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.

Further, legislative and regulatory action may be taken in the U.S. which, if ultimately enacted, could subject us to increased taxes which could adversely affect our effective tax rate.

We cannot predict the outcome or timing of any specific legislative, regulatory or other tax proposals or changes.

We could be adversely affected by failure to comply with federal, state and local government procurement regulations and requirements.

We have contracts with federal, state and local governmental entities, and are required to comply with specific procurement regulations and other requirements relating to those contracts. These requirements, although customary in government contracts, impact our performance and compliance costs. Failure to comply with procurement regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition. Our failure to comply with these regulations and requirements could also lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time, which could have a negative impact on our results of operations and financial condition and could have a negative impact on our reputation and ability to procure other government contracts in the future.

Terrorist activities and other acts of violence or war, natural disasters and other disruptions have negatively impacted in the past and could negatively impact in the future the U.S. and foreign countries, the financial markets, the industries in which we compete, our operations and profitability.

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

Disruptions could also occur due to cyber-attacks, computer or equipment malfunction (accidental or intentional), operator error or process failures. Any disruption of our ability to produce or distribute our products could result in a material decrease in our revenues or significant additional costs to replace, repair or insure our assets, which could have a material adverse impact on our financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments.

Not Applicable.

Item 2.    Properties.

Our corporate headquarters and a plant and offices for one subsidiary are located on a 119-acre site, which we own in Medina, Ohio. As of May 31, 2013, our operations occupied a total of approximately 11.5 million square feet, with the majority, approximately 9.4 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 11.5 million square feet occupied, approximately 5.6 million square feet are owned and approximately 5.9 million square feet are occupied under operating leases.

Set forth below is a description, as of May 31, 2013, of our principal facilities which we believe are material to our operations:

Location	Business/Segment	Approximate Square Feet of Floor Space	Leased or Owned
Pleasant Prairie, Wisconsin	Rust-Oleum (Consumer)	303,200	Owned
Toronto, Ontario, Canada	Tremco (Industrial)	207,160	Owned
Dayton, Nevada	Carboline (Industrial)	184,533	Owned
Newark, New Jersey	Rust-Oleum (Consumer)	182,418	Owned
Cleveland, Ohio	Euclid Chemical (Industrial)	178,838	Owned
Cleveland, Ohio	Tremco (Industrial)	160,300	Owned
Bodenwoehr, Germany	illbruck (Industrial)	151,171	Owned
Baltimore, Maryland	DAP (Consumer)	144,200	Owned
Hagerstown, Maryland	Rust-Oleum (Consumer)	143,000	Owned
Arkel, Netherlands	illbruck (Industrial)	140,067	Owned
Tipp City, Ohio	DAP (Consumer)	140,000	Owned
Zelem, Belgium	Rust-Oleum (Consumer)	136,150	Owned
Attelboro, Massachusetts	Rust-Oleum (Consumer)	133,650	Owned
Lake Charles, Louisiana	Carboline (Industrial)	114,287	Owned
Lesage, West Virginia	Rust-Oleum (Consumer)	112,000	Owned
Somerset, New Jersey	Rust-Oleum (Consumer)	110,000	Owned
Wigan, Lanc, United Kingdom	Tremco (Industrial)	106,020	Owned
Maple Shade, New Jersey	Stonhard (Industrial)	77,500	Owned
Dallas, Texas	DAP (Consumer)	74,000	Owned
Kenosha, Wisconsin	Rust-Oleum (Consumer)	600,000	Leased
Vaughan, Ontario, Canada	Rust-Oleum (Consumer)	213,847	Leased
Paterson, New Jersey	RPM2-Consumer (Consumer)	185,947	Leased
Baltimore, Maryland	DAP (Consumer)	168,555	Leased
Williamsport, Maryland	Rust-Oleum (Consumer)	162,058	Leased
Burlington, Washington	RPM2-Industrial (Industrial)	113,875	Leased

We lease certain of our properties under long-term leases. Some of these leases provide for increased rent based on an increase in the cost-of-living index. For information concerning our rental obligations, see Note L, “Leases” of the Notes to Consolidated Financial Statements, which appears in the 2013 Annual Report to Stockholders and is incorporated herein by reference. Under many of our leases, we are obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.

We believe that our manufacturing plants and office facilities are well maintained and suitable for our operations.

Item 3.    Legal Proceedings.

Asbestos Litigation and the Bankruptcy Filings by SPHC and Bondex

On May 31, 2010, Bondex International, Inc. (“Bondex”) and its parent, Specialty Products Holding Corp. (“SPHC”), filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). SPHC is the parent company of Bondex and also serves as the parent company for various operating companies that are not part of the reorganization filing, including Chemical Specialties Manufacturing Corp., Day-Glo Color Corp., Dryvit Systems, Inc. through Dryvit Holdings, Inc., Guardian Protection Products Inc., Kop-Coat Inc., TCI, Inc. and RPM Wood Finishes Group, Inc. (collectively with SPHC and Bondex, the “Deconsolidated Group”). SPHC and Bondex (the “filing entities”) took this action as a means to permanently and comprehensively resolve all pending and future asbestos-related liability claims associated with Bondex and SPHC. As a result of the filing, all litigation related to Bondex and SPHC asbestos personal injury claims has been stayed, with the exception of the cases referred to in Note A(2) to the Consolidated Financial Statements with respect to which the stay was lifted. The Chapter 11 proceedings are intended to enable the filing entities to establish a section 524(g) trust accompanied by a court order that will direct all existing and future SPHC-related and Bondex-related claims to such trust, which will then compensate only meritorious claims at appropriate values. See Item 1A — “Risk Factors” for further information concerning the effects of the Chapter 11 proceedings.

In accordance with generally accepted accounting principles, when a subsidiary whose financial statements were previously consolidated with those of its parent (as SPHC’s were with ours) becomes subject to the control of a government, court, administrator or regulator (including filing for protection under the Bankruptcy Code), whether solvent or insolvent, deconsolidation of that subsidiary is generally required. As discussed in Note A(2) to the Consolidated Financial Statements, our investment in SPHC is recorded under the cost method effective May 31, 2010. The cost method requires us to present the net assets of SPHC at May 31, 2010, as an investment and not recognize any income or loss from SPHC in our results of operations during the reorganization period. Our net investment in SPHC is carried at a zero value. When SPHC emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note O to the Consolidated Financial Statements for further information.

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

Item 4.    Mine Safety Disclosures

Not applicable.

Item 4A.    Executive Officers of the Registrant*.

The name, age and positions of each of our Executive Officers as of July xx, 2013 are as follows:

Name	Age	Position and Offices Held
Frank C. Sullivan	52	Chairman and Chief Executive Officer
Ronald A. Rice	50	President and Chief Operating Officer
Paul G. P. Hoogenboom	53	Senior Vice President — Manufacturing and Operations and Chief Information Officer
Russell L. Gordon	47	Vice President and Chief Financial Officer
Edward W. Moore	56	Vice President, General Counsel and Chief Compliance Officer
Matthew T. Ratajczak	45	Vice President – Global Tax and Treasurer
Barry M. Slifstein	53	Vice President – Investor Relations and Planning
Keith R. Smiley	51	Vice President – Finance and Controller

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

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

Russell L. Gordon was elected Vice President and Chief Financial Officer in 2012. Prior to that time, Mr. Gordon was the Company’s Vice President — Corporate Planning from 2007 to 2012. Mr. Gordon joined the Company as Director of Corporate Development in 1995. Prior to joining the Company, Mr. Gordon held various financial positions in corporate treasury and control as well as in the Specialty Chemicals Division of Goodrich Corporation. He previously was an industrial engineer at VLSI Technology Inc.

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

Matthew T. Ratajczak was elected Vice President — Global Tax and Treasurer in 2012. Mr. Ratajczak joined the Company as director of taxes in 2004 and was elected Vice President — Global Taxes in 2005. Prior to joining the Company, he was Director of Global Tax for Noveon, Inc., a specialty chemicals company, and began his career with Ernst & Young LLP.

Barry M. Slifstein was elected Vice President — Investor Relations and Planning in 2012. Mr. Slifstein was Vice President and Controller from 2008 to 2012. Previously, Mr. Slifstein was Vice President of Finance, Chief Financial Officer and Treasurer of our DAP Products Inc. operating group, where he was employed from 1999 to 2008. Mr. Slifstein was Finance Director of Alpharma USPD Inc., a global specialty pharmaceutical company from 1998 to 1999, and Corporate Controller for Luitpold Pharmaceuticals Inc., a manufacturer and distributor of various drugs and medical devices from 1995 to 1998.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth at page 68 of the 2013 Annual Report to Stockholders under the heading “Quarterly Stock Price and Dividend Information” is incorporated herein by reference.

The following table presents information about repurchases of RPM International Inc. Common Stock made by us during the fourth quarter of fiscal 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
March 1, 2013 through March 31, 2013	—	$—	—	—
April 1, 2013 through April 30, 2013	7,189	$30.70	—	—
May 1, 2013 through May 31, 2013	14,044	$32.96	—	—

Total — Fourth Quarter	21,233	$32.19	—	—

(1)	All of the shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.’s Amended and Restated 2004 Omnibus Equity and Incentive Plan, the 1997 Restricted Stock Plan and the 2007 Restricted Stock Plan.

(2)	Refer to Note H of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.    Selected Financial Data.

The following table sets forth our selected consolidated financial data for each of the five years during the period ended May 31, 2013. The data was derived from our annual Consolidated Financial Statements which have been audited by Ernst & Young LLP, our independent accountants for the five fiscal years ended May 31, 2013.

	Fiscal Years Ended May 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands, except per share and percentage data)
Net sales	$4,078,655	$3,777,416	$3,381,841	$3,412,716	$3,368,167
Income before income taxes	176,891	328,289	295,053	268,454	180,868
Net income	109,851	233,763	203,168	181,127	119,616
Return on sales %	2.7%	6.2%	6.0%	5.3%	3.6%
Basic earnings per share attributable to RPM International Inc. Stockholders	$0.75	$1.65	$1.46	$1.40	$0.93
Diluted earnings per share attributable to RPM International Inc. Stockholders	0.74	1.65	1.45	1.39	0.93
Total RPM International Inc. stockholders’ equity	1,200,858	1,183,656	1,263,164	1,079,473	1,143,671
Total RPM International Inc. stockholders’ equity per share	9.31	9.24	9.91	8.50	9.05
Return on total RPM International Inc. stockholders’ equity %	9.2%	19.1%	17.3%	16.2%	10.5%
Average shares outstanding	128,956	128,130	127,403	127,047	126,373
Cash dividends paid	$117,647	$112,153	$108,585	$105,430	$101,836
Cash dividends declared per share	0.890	0.855	0.835	0.815	0.790
Retained earnings	667,774	686,818	583,035	502,562	427,955
Working capital	958,242	1,012,179	1,132,681	818,667	703,754
Total assets	4,115,526	3,561,813	3,515,029	3,004,024	3,409,921
Long-term debt	1,369,176	1,112,952	1,106,304	924,308	762,295
Depreciation and amortization	83,744	73,698	72,753	84,253	85,144
Cash from operating activities	368,454	294,872	238,166	203,936	266,995
Cash (used for) investing activities	(477,404)	(267,322)	(105,940)	(126,953)	(81,547)
Cash from (used for) financing activities	138,150	(117,441)	57,717	(98,629)	(138,604)

Note:	Acquisitions made by us during each of the periods presented and the deconsolidation of SPHC, which occurred on May 31, 2010, may impact comparability from year to year (See Note A, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements).

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is set forth at pages 22 through 34 of the 2013 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth at page 33 of the 2013 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

The information required by this item is set forth at pages 35 through 67 and 70 of the 2013 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 31, 2013 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of Ernst & Young LLP, our independent registered public accounting firm, are set forth at pages 69 and 71, respectively, of the 2013 Annual Report to Stockholders, which reports are incorporated herein by reference.

( c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information required by this item as to our Directors appearing under the caption “Election of Directors” in our 2013 Proxy Statement is incorporated herein by reference. Information required by this item as to our Executive Officers is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 2013 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. Information required by Items 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is set forth in the 2013 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

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

Item 11.    Executive Compensation.

The information required by this item is set forth in the 2013 Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2013 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2013 Proxy Statement under the headings “Related Person Transactions” and “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The information required by this item is set forth in the 2013 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Related Fee Arrangements,” which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this 2013 Annual Report on Form 10-K:

1. Financial Statements.    The following consolidated financial statements of RPM and the report of our independent registered public accounting firm thereon, included in our 2013 Annual Report to Stockholders on pages 35 through 67 and 70, are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets —

May 31, 2013 and 2012

Consolidated Statements of Income —

fiscal years ended May 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income —

fiscal years ended May 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows —

fiscal years ended May 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity —

fiscal years ended May 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements (including Unaudited Quarterly Financial Information)

2. Financial Statement Schedules.    The following consolidated financial statement schedule of RPM and the report of our independent registered public accounting firm thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements included in our 2013 Annual Report to Stockholders:

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
Frank C. Sullivan Chairman and Chief Executive Officer

Date: July 24, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated this 24th Day of July, 2013.

Signature	Title

/s/ Frank C. Sullivan Frank C. Sullivan	Chairman, Chief Executive Officer and a Director (Principal Executive Officer)

/s/ Russell L. Gordon Russell L. Gordon	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Keith R. Smiley Keith R. Smiley	Vice President-Finance and Controller (Principal Accounting Officer)

/s/ Thomas C. Sullivan Thomas C. Sullivan	Chairman Emeritus and a Director

/s/ John P. Abizaid John P. Abizaid	Director

/s/ Bruce A. Carbonari Bruce A. Carbonari	Director

/s/ David A. Daberko David A. Daberko	Director

/s/ Salvatore D. Fazzolari Salvatore D. Fazzolari	Director

/s/ Thomas S. Gross Thomas S. Gross	Director

/s/ Craig S. Morford Craig S. Morford	Director

/s/ Frederick R. Nance Frederick R. Nance	Director

Signature	Title

/s/ William A. Papenbrock William A. Papenbrock	Director

/s/ Charles A. Ratner Charles A. Ratner	Director

/s/ William B. Summers, Jr. William B. Summers, Jr.	Director

/s/ Dr. Jerry Sue Thornton Dr. Jerry Sue Thornton	Director

/s/ Joseph P. Viviano Joseph P. Viviano	Director

RPM INTERNATIONAL INC.

Exhibit Index

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the Company	Registration Statement on Form S-8 (File No. 333-101501)	November 27, 2002
3.2	Amended and Restated By-Laws of the Company	Current Report on Form 8-K (File No. 001-14187)	April 27, 2009
4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Company	Registration Statement on Form S-8 (File No. 333-101501)	November 27, 2002
4.2	Rights Agreement, dated April 21, 2009, by and between the Company and National City Bank, as Rights Agent	Current Report on Form 8-K (File No. 001-14187)	April 27, 2009
4.3	Indenture, dated as of December 9, 2003, between the Company, as issuer, and The Bank of New York, as trustee, with respect to the 6.25% Senior Notes Due 2013	Registration Statement on Form S-4 (333-114259)	April 7, 2004
4.3.1	Specimen Note Certificate of 6.25% Senior Notes Due 2013	Annual Report on Form 10-K (File No. 001-14187)	August 16, 2004
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
4.8

Officers’ Certificate and Authentication

Order dated October 23, 2012 for the

3.450% Notes due 2022 (which

includes the form of Note) issued

pursuant to the Indenture, dated as of

February 14, 2008, between the Company

and The Bank of New York Mellon Trust

Company, N.A.

		Current Report on Form 8-K (File No. 001-14187)	October 23, 2012
10.1	Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, date June 29, 2012	Current Report on Form 8-K (File No. 001-14187)	July 6, 2012
10.2	Amended and Restated Receivables Sale Agreement among certain subsidiaries of the Company, the Company and RPM Funding Corporation, dated as of April 7, 2009	Current Report on Form 8-K (File No. 001-14187)	April 13, 2009
10.2.1	Amendment No. 1 to Amended and Restated Receivables Sale Agreement, dated February 18, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2010
10.3

Receivables Purchase Agreement, among

RPM Funding Corporation, RPM

International Inc., as Servicer, Fifth

Third Bank, and Wachovia Bank, National

Association, individually and as

Administrative Agent, dated as of April 7, 2009

		Current Report on Form 8-K (File No. 001-14187)	April 13, 2009
10.3.1	Amendment No. 1 to Receivables Purchase Agreement, dated May 29, 2009	Current Report on Form 8-K (File No. 001-14187)	June 4, 2009
10.3.2	Amendment No. 2 to Receivables Purchase Agreement, dated February 18, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2010
10.3.3	Amendment No. 3 to Receivables Purchase Agreement, dated May 28, 2010	Current Report on Form 8-K (File No. 001-14187)	June 4, 2010
10.3.4	Amendment No. 4 to Receivables Purchase Agreement, dated July 29, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2010
10.3.5	Amendment No. 5 to Receivables Purchase Agreement, dated May 31, 2011	Current Report on Form 8-K (File No. 001-14187)	June 6, 2011

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
*10.4	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Frank C. Sullivan, Chairman and Chief Executive Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.5

Form of Amended and Restated Employment

Agreement, by and between the Company

and each of Ronald A. Rice, President

and Chief Operating Officer; and Paul G.P. Hoogenboom, Senior

Vice President — Manufacturing and

Operations, Chief Information Officer

		Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.6	Amended and Restated Employment Agreement, by and between the Company and Edward W. Moore, Vice President, General Counsel and Chief Compliance Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2011
*10.6.1	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.7	RPM International Inc. 1996 Key Employees Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	November 27, 2002
*10.7.1	Amendment No. 1 to RPM International Inc. 1996 Stock Option Plan	Annual Report on Form 10-K (File No. 001-14187)	August 27, 1998
*10.7.2	Amendment to RPM International Inc. 1996 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	May 3, 2001
*10.7.3	Amendment No. 3 to RPM International Inc. 1996 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	November 27, 2002
*10.7.4	Form of Stock Option Agreement to be used in connection with the RPM International Inc. 1996 Stock Option Plan, as amended	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.8	RPM International Inc. Benefit Restoration Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2001
*10.8.1	Amendment No. 1 to the RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003
*10.8.2	Amendment No. 2 to RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
*10.9	RPM International Inc. Deferred Compensation Plan, as Amended and Restated Generally, effective January 1, 2005	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.9.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002
10.10	Second Amendment and Restated Collection Account Agreement, dated July 29, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2010
*10.11	RPM, Inc. 1997 Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.11.1	First Amendment to the RPM, Inc. 1997 Restricted Stock Plan, effective as of October 1, 1998	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002
*10.11.2	Second Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002
*10.11.3	Third Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.11.4	Fourth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003
*10.11.5	Fifth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 16, 2004
*10.11.6	Sixth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007
*10.11.7	Seventh Amendment to the RPM International Inc. 1997 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.12	RPM International Inc. 2003 Restricted Stock Plan for Directors	Quarterly Report on Form 10-Q (File No. 001-14187)	January 14, 2004
*10.12.1	Amendment No. 1 to the RPM International Inc. 2003 Restricted Stock Plan for Directors	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007
*10.12.2	Amendment No. 2 to the RPM International Inc. 2003 Restricted Stock Plan for Directors, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.13	RPM International Inc. Amended and Restated 2004 Omnibus Equity and Incentive Plan, effective July 21, 2009	Definitive Proxy Statement (File No. 001-14187)	August 27, 2009
*10.13.1	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement (for grants prior to October 10, 2008)	Annual Report on Form 10-K (File No. 001-14187)	August 15, 2005

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
*10.13.2	Form of Stock Appreciation Rights Agreement (for grants prior to October 10, 2008)	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2005
*10.13.3	Form of Performance-Contingent Restricted Stock (PCRS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 7, 2011
*10.13.4	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009
*10.13.5	Form of Stock Appreciation Rights Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009
*10.14	RPM International Inc. 2007 Restricted Stock Plan	Current Report on Form 8-K (File No. 001-14187)	October 12, 2006
*10.14.1	Amendment No. 1 to the RPM International Inc. 2007 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.15	RPM International Inc. Amended and Restated Incentive Compensation Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	October 9, 2007
*10.16	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Russell L. Gordon, Vice President and Chief Financial Officer (x)
13.1	Portions of RPM International Inc.’s 2013 Annual Report to Stockholders (x)
21.1	Subsidiaries of the Company (x)
23.1	Consent of Independent Registered Public Accounting Firm (x)
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer (x)
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer (x)
32.1	Section 1350 Certification of the Company’s Chief Executive Officer (xx)
32.2	Section 1350 Certification of the Company Chief Financial Officer (xx)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Management contract or compensatory plan or arrangement.
(x)	Filed herewith.
(xx)	Furnished herewith.

SCHEDULE II

RPM International Inc. and Subsidiaries

Valuation And Qualifying Accounts and Reserves

(In thousands)	Balance at Beginning of Period	Additions Charged to Selling, General and Administrative	Acquisitions (Disposals) of Businesses and Reclassifications			(Deductions) Additions		Balance at End of Period
Year Ended May 31, 2013
Current:
Allowance for doubtful accounts	$26,507	$9,799		$—		$(7,402	)(1)	$28,904

Accrued product liability reserves	$11,736	$5,499		$—	(3)	$(1,653	)(2)	$15,582

Accrued loss reserves	$3,580	$195		$227		$(584	)(2)	$3,418

Noncurrent:
Accrued product liability	$25,206	$7,653		$(3)		$(3,370	)(2)	$29,489

Environmental reserves	$3,952	$(60)		$(227)		$(391	)(2)	$3,274

Year Ended May 31, 2012
Current:
Allowance for doubtful accounts	$27,597	$5,811		$—		$(6,901	)(1)	$26,507

Accrued product liability reserves	$12,973	$6,221		$(699	)(3)	$(6,759	)(2)	$11,736

Accrued loss reserves	$4,357	$(310)		$1,316		$(1,783	)(2)	$3,580

Noncurrent:
Accrued product liability	$27,873	$178		$(2,687	)(3)	$(158	)(2)	$25,206

Environmental reserves	$4,693	$(631)	$			$(110	)(2)	$3,952

Year Ended May 31, 2011
Current:
Allowance for doubtful accounts	$20,525	$10,916	$			$(3,844	)(1)	$27,597

Accrued product liability reserves	$47,811	$(1,430)		$(27,493)		$(5,915	)(2)	$12,973

Accrued loss reserves	$3,084	$2,504	$			$(1,231	)(2)	$4,357

Noncurrent:
Accrued product liability	$4,331	$(57)		$24,968		$(1,369	)(2)	$27,873

Environmental reserves	$4,408	$115	$			$170	(2)	$4,693

(1)	Uncollectible accounts written off, net of recoveries

(2)	Primarily claims paid during the year, net of insurance contributions

(3)	Primarily transfers between current and noncurrent

S-1