Form 10-Q
period 2013-08-31
RPM INTERNATIONAL INC/DE/
filed 2013-10-09
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013,

or

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

As of October 4, 2013

132,945,182 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	August 31, 2013	May 31, 2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$204,903	$343,554
Trade accounts receivable (less allowances of $29,082 and $28,904, respectively)	861,920	787,517
Inventories	572,148	548,680
Deferred income taxes	38,427	36,565
Prepaid expenses and other current assets	172,410	169,956

Total current assets	1,849,808	1,886,272

Property, Plant and Equipment, at Cost	1,126,641	1,128,123
Allowance for depreciation and amortization	(641,494)	(635,760)

Property, plant and equipment, net	485,147	492,363

Other Assets
Goodwill	1,108,387	1,113,831
Other intangible assets, net of amortization	461,717	459,613
Other	158,067	163,447

Total other assets	1,728,171	1,736,891

Total Assets	$4,063,126	$4,115,526

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$394,138	$478,185
Current portion of long-term debt	4,537	4,521
Accrued compensation and benefits	108,248	154,844
Accrued loss reserves	26,966	27,591
Other accrued liabilities	226,287	262,889

Total current liabilities	760,176	928,030

Long-Term Liabilities
Long-term debt, less current maturities	1,419,607	1,369,176
Other long-term liabilities	423,321	417,160
Deferred income taxes	36,295	46,227

Total long-term liabilities	1,879,223	1,832,563

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01; authorized 300,000 shares; issued 137,457 and outstanding 132,923 as of August 2013; issued 136,913 and outstanding 132,596 as of May 2013	1,329	1,326
Paid-in capital	770,726	763,505
Treasury stock, at cost	(76,497)	(72,494)
Accumulated other comprehensive (loss)	(174,909)	(159,253)
Retained earnings	741,035	667,774

Total RPM International Inc. stockholders’ equity	1,261,684	1,200,858
Noncontrolling interest	162,043	154,075

Total Equity	1,423,727	1,354,933

Total Liabilities and Stockholders’ Equity	$4,063,126	$4,115,526

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended August 31,
	2013	2012
Net Sales	$1,164,674	$1,046,714
Cost of Sales	665,602	612,834

Gross Profit	499,072	433,880
Selling, General and Administrative Expenses	335,459	310,940
Interest Expense	20,725	18,430
Investment (Income), Net	(3,894)	(6,974)
Other (Income) Expense, Net	(434)	39,422

Income Before Income Taxes	147,216	72,062
Provision for Income Taxes	40,327	34,195

Net Income	106,889	37,867
Less: Net Income Attributable to Noncontrolling Interests	3,791	3,954

Net Income Attributable to RPM International Inc. Stockholders	$103,098	$33,913

Average Number of Shares of Common Stock Outstanding:
Basic	129,344	128,805

Diluted	130,294	129,570

Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders
Basic	$0.78	$0.26

Diluted	$0.77	$0.26

Cash Dividends Declared per Share of Common Stock	$0.225	$0.215

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended
	August 31, 2013	August 31, 2012
Net Income	$106,889	$37,867
Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustments	(13,414)	39,230
Pension and Other Postretirement Benefit Liability Adjustments (Net of Tax of $1,586 and $757, respectively)	2,924	1,206
Unrealized (Loss) on Securities (Net of Tax Benefit of $815 and $636, respectively)	(1,439)	(352)
Unrealized Gain on Derivatives (Net of Tax of $45 and $71, respectively)	109	187

Total Other Comprehensive (Loss) Income	(11,820)	40,271

Total Comprehensive Income	95,069	78,138
Less: Comprehensive Income Attributable to Noncontrolling Interests	7,627	13,033

Comprehensive Income Attributable to RPM International Inc. Stockholders	$87,442	$65,105

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Quarter Ended
	August 31, 2013	August 31, 2012
Cash Flows From Operating Activities:
Net income	$106,889	$37,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,431	13,330
Amortization	7,882	6,735
Impairment on investment in Kemrock		40,273
Deferred income taxes	(11,505)	1,874
Stock-based compensation expense	4,826	3,873
Other	(701)	(442)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
(Increase) decrease in receivables	(76,455)	7,162
(Increase) in inventory	(23,439)	(24,650)
(Increase) decrease in prepaid expenses and other current and long-term assets	(7,201)	554
(Decrease) in accounts payable	(83,264)	(54,226)
(Decrease) in accrued compensation and benefits	(46,001)	(56,362)
(Decrease) in accrued loss reserves	(499)	(118)
Increase in other accrued liabilities	47,701	53,198
(Decrease) in contingent payment	(61,894)
Other	(232)	(11,334)

Cash (Used For) Provided By Operating Activities	(129,462)	17,734

Cash Flows From Investing Activities:
Capital expenditures	(10,696)	(12,702)
Acquisition of businesses, net of cash acquired	(12,328)	(141,203)
Purchase of marketable securities	(20,152)	(55,744)
Proceeds from sales of marketable securities	17,786	51,172
Other	3,092	15,403

Cash (Used For) Investing Activities	(22,298)	(143,074)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	53,218	147,547
Reductions of long-term and short-term debt	(1,936)	(63,193)
Cash dividends	(29,836)	(28,281)
Repurchase of stock	(4,004)	(260)
Other	(2,388)	803

Cash Provided By Financing Activities	15,054	56,616

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,945)	10,138

Net Change in Cash and Cash Equivalents	(138,651)	(58,586)
Cash and Cash Equivalents at Beginning of Period	343,554	315,968

Cash and Cash Equivalents at End of Period	$204,903	$257,382

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by Generally Accepted Accounting Principles in the U.S. (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three-month periods ended August 31, 2013 and 2012. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2013.

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

During fiscal 2012, we increased our ownership in Kemrock to over 20% of Kemrock’s outstanding shares of common stock and changed our accounting for this investment to the equity method. Additionally, during fiscal 2012, we entered into three other, separate agreements with Kemrock. First, we agreed to loan Kemrock $15.0 million, which was to be repaid in cash, or alternatively, goods and commercial materials, no later than September 15, 2012. The loan was classified as a note receivable and was

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in prepaid and other current assets in our Consolidated Balance Sheet. Second, we entered into a global depository receipt (“GDR”) Purchase Agreement with Kemrock, whereby we purchased 693,072 GDRs of Kemrock for an aggregate purchase price of approximately $7.2 million. The GDRs were included in our investment in Kemrock, which had a carrying value at the end of fiscal 2012 of $42.2 million, and were classified as other long-term assets in our Consolidated Balance Sheet. Lastly, during fiscal 2012 we invested $22.7 million in 5.5% convertible bonds issued by Kemrock. Our investment in Kemrock’s convertible bonds was accounted for as an available-for-sale security and was classified in other long-term assets in our Consolidated Balance Sheet. The convertible feature embedded in the convertible bonds is accounted for as a derivative under the guidance in ASC 815, “Derivatives and Hedging.”

At the time of our investment in Kemrock’s convertible bonds, Kemrock was in the midst of major capital expansion for new projects and upcoming technologies, and there were no indications of any adverse business, economic, competitive, or market factors. However, on August 8, 2012, the price of Kemrock’s common stock plunged below our carrying value, declining by approximately 40% from its May 31, 2012 per share price of 531.0 rupees. We later learned that the dramatic drop in Kemrock’s stock price was related to Kemrock’s announcement of declining sales and income, a liquidity problem at Kemrock that stemmed from its explosive growth, combined with the overall tightening of lending practices of banks and credit markets in India. At that time, we also learned that Kemrock was in the process of renegotiating its credit agreements with its banks. Compounding these difficulties for Kemrock was the deterioration in the exchange rate of the Indian rupee against the U.S. dollar and euro, which had a negative impact on Kemrock’s gross profit margin and cash flow as Kemrock procures the majority of its raw material supplies outside of India, but sells its products in Indian rupees. The market value of shares of Kemrock common stock continued to decline significantly, and dropped from 531.0 rupees per share as of May 31, 2012 to 56.70 rupees per share as of November 30, 2012; the majority of which began to occur during the month of August 2012. By the end of our fiscal year ended May 31, 2013, the market value of shares of Kemrock common stock had continued its decline to 43.85 rupees per share.

We account for our equity method investment in Kemrock under ASC 323, “Investments — Equity Method and Joint Ventures.” As outlined in ASC 323-10-35-32, a decline in the quoted market price below the carrying amount, when combined with other evidence of a loss in value, may be indicative of a loss in value that is other than temporary. Acting upon the premise that a write-down may be required, we considered all available evidence to evaluate the realizable value of our equity investment, including the decline in the market price of shares of Kemrock stock, the financial condition and near term prospects of Kemrock, and the overall economic situation in India. As a result of these factors, we determined that it was appropriate to record an impairment loss during the three months ended August 31, 2012 of approximately $32.1 million on our equity method investment and a loss of $5.0 million for the amount deemed uncollectible on our then-outstanding $10.0 million loan to Kemrock. As the value of the embedded conversion derivative is directly correlated to the market value of Kemrock stock, we wrote-down the embedded conversion feature derivative and recorded an approximate $8.2 million charge to earnings during the three months ended August 31, 2012. The investment losses were classified in other (income) expense, net and the loss recorded on the loan was included in selling, general and administrative expense in our Consolidated Statements of Income. By the end of our fiscal year ended May 31, 2013, we wrote-down our entire equity- method investment in Kemrock for $42.2 million, the full value of the embedded conversion feature for $9.0 million and the full value of our convertible debt investment for $13.7 million.

NOTE 3 — DECONSOLIDATION OF SPECIALTY PRODUCTS HOLDING CORP. (“SPHC”)

On May 31, 2010, Bondex International, Inc. (“Bondex”) and its parent, SPHC, filed Chapter 11 reorganization proceedings in the United States Bankruptcy Court for the District of Delaware. SPHC is our wholly owned subsidiary. In accordance with ASC 810, when a subsidiary becomes subject to the control of a government,

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

court, administrator, or regulator, deconsolidation of that subsidiary is generally required. We therefore deconsolidated SPHC and its subsidiaries from our balance sheet as of May 31, 2010, and eliminated the results of SPHC’s operations from our results of operations beginning on that date. We believe we have no responsibility for liabilities of SPHC and Bondex. As a result of the Chapter 11 reorganization proceedings, on a prospective basis we will continue to account for our investment in SPHC under the cost method.

We had a net receivable from SPHC at May 31, 2010, that we expect may change before the bankruptcy proceedings have been finalized. The potential change relates to our indemnification of an insurer on appeal bonds pertaining to Bondex’s appeal of two asbestos cases that had been underway prior to the bankruptcy filing, neither of which are material in amount. During our fiscal 2012, one of the appeal bonds was satisfied, and during fiscal 2013, the remaining appeal bond was satisfied. Included in the net amount due from SPHC are receivables and payables, which we concluded we have the right to report as a net amount based on several factors, including the fact that all amounts are determinable, the balances are due to and from our subsidiaries, and we have been given reasonable assurance that netting the applicable receivables and payables would remain legally enforceable. We analyzed our net investment in SPHC as of May 31, 2010, which included a review of our advances to SPHC, an assessment of the collectibility of our net receivables due from SPHC, and a computation of the gain to be recorded upon deconsolidation based on the carrying amount of our investment in SPHC. In accordance with GAAP, the gain on deconsolidation related to the carrying amount of net assets of SPHC at May 31, 2010, was calculated in accordance with ASC 810-10-40-5, as follows:

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

As a result of the combined analyses of each of the components of our net investment in SPHC, we recorded a net loss of approximately $7.9 million, which was reflected in Other Expense, Net, during the fourth fiscal quarter of the year ended May 31, 2010. No changes have been made to these amounts through August 31, 2013.

NOTE 4 — NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB further amended the disclosure requirements for comprehensive income. The update requires companies to disclose items reclassified out of accumulated other comprehensive income and into net income in a single location either in the notes to the consolidated financial statements or parenthetically on the face of the Statements of Operations. The change is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, and is to be applied prospectively. Our adoption of these provisions on June 1, 2013 did not affect our consolidated results of operations, financial condition or liquidity.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — INVESTMENT (INCOME) EXPENSE, NET

Investment (income) expense, net, consists of the following components:

	Three Months Ended
(In thousands)	August 31, 2013	August 31, 2012
Interest (income)	$(1,503)	$(2,295)
(Gain) on sale of marketable securities	(2,197)	(4,584)
Other-than-temporary impairment on securities	51	113
Dividend (income)	(245)	(208)

Investment (income) expense, net	$(3,894)	$(6,974)

NOTE 6 — OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following components:

	Three Months Ended
(In thousands)	August 31, 2013	August 31, 2012
Royalty expense (income), net	$318	$(294)
Loss on Kemrock conversion option	—	8,183
(Income) loss related to unconsolidated equity affiliates	(752)	31,533

Other expense (income), net	$(434)	$39,422

NOTE 7 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three month periods ended August 31, 2013:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
Pension Benefits	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
	(In thousands)
Service cost	$6,764	$6,488	$1,109	$1,050
Interest cost	4,510	4,060	1,800	1,769
Expected return on plan assets	(5,190)	(4,358)	(2,095)	(1,846)
Amortization of:
Prior service cost	83	87	1	2
Net actuarial losses recognized	3,306	4,222	623	692

Net Periodic Benefit Cost	$9,473	$10,499	$1,438	$1,667

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
Postretirement Benefits	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
	(In thousands)
Service cost	$—	$—	$327	$288
Interest cost	81	88	317	289
Amortization of:
Prior service (credit)	(22)	(22)
Net actuarial (gains) losses recognized	(29)	4	133	114

Net Periodic Benefit Cost	$30	$70	$777	$691

We previously disclosed in our financial statements for the fiscal year ended May 31, 2013 that we expected to contribute approximately $27.4 million to our retirement plans in the U.S. and approximately $7.4 million to plans outside the U.S. during the current fiscal year. As of August 31, 2013, this has not changed.

We have determined that our postretirement medical plan provides prescription drug benefits that will qualify for the federal subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. For all groups of retirees, we have assumed that the subsidy will continue indefinitely.

NOTE 8 — INCOME TAXES

The effective income tax rate was 27.4% for the three months ended August 31, 2013 compared to an effective income tax rate of 47.5% for the three months ended August 31, 2012.

For the three months ended August 31, 2013 and August 31, 2012, the effective tax rates reflect variances from the 35% federal statutory rate primarily due to lower effective tax rates of certain of our foreign subsidiaries, the favorable impact of certain foreign operations on our U.S. taxes, the research and development tax credit, the benefit of the domestic manufacturing deduction and for the three months ended August 31, 2013, the impact of lower valuation allowances on foreign tax credit carryforwards. These favorable variances from the statutory tax rate were offset by the net impact of valuation allowances associated with certain foreign net operating losses, state and local income taxes, non-deductible business operating expenses, and for the three months ended August 31, 2012, the impact of increases to valuation allowances for both foreign tax credit carryfowards and loss carryforwards on our investment in Kemrock.

Furthermore, for the three month period ended August 31, 2013, the effective tax rate includes a discrete benefit related to the recognition of a foreign deferred income tax asset resulting from the merger of certain foreign subsidiaries. This benefit was partially offset by the impact of the enactment of a Canadian tax law change, Canada Bill C-48, Technical Tax Amendments Act, 2012 (“Bill C-48”), which was effective as of June 26, 2013.

As of August 31, 2013, we had unrecognized tax benefits of approximately $15.0 million, of which approximately $14.1 million would impact the effective tax rate, if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At August 31, 2013 the accrual for interest and penalties was $5.8 million. These amounts increased from the prior year balances primarily due to additions for prior year positions related to the retroactive impact of Bill C-48. Unrecognized tax benefits, including interest and penalties, have been classified as other long-term liabilities unless expected to be paid in one year. We do not anticipate any significant changes to the total unrecognized tax benefits within the next 12 months.

We, or our subsidiaries, file income tax returns in the U.S. and in various state, local and foreign jurisdictions. During the year ended May 31, 2013 we settled U.S. federal examinations of fiscal years 2009 and 2010. During

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the first quarter of fiscal 2014 we settled a U.S. federal examination of fiscal year 2011 and were notified by the Internal Revenue Service that they will perform a limited scope examination of fiscal year 2012. In addition, with limited exceptions, we, or our subsidiaries, are generally subject to state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2006 through 2013.

We are currently under examination, or have been notified of an upcoming tax examination, for various Non-U.S. and U.S. jurisdictions. Although it is possible that certain tax examinations could be resolved during the next 12 months, the timing and outcomes are uncertain.

As of August 31, 2013, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at August 31, 2013 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, capital loss carryforwards, unrealized losses on securities, certain foreign net operating losses and net foreign deferred tax assets.

NOTE 9 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method, for the three month periods ended August 31, 2013 and 2012:

	Three Months Ended August 31,
(In thousands, except per share amounts)	2013	2012
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$103,098	$33,913
Less: Allocation of earnings and dividends to participating securities	(2,285)	(642)

Net income available to common shareholders — basic	100,813	33,271
Add: Undistributed earnings reallocated to unvested shareholders	12	1

Net income available to common shareholders — diluted	$100,825	$33,272

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	129,344	128,805
Average diluted options	950	765

Total shares for diluted earnings per share	130,294	129,570

Earnings Per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.78	$0.26

Diluted (1)	$0.77	$0.26

(1)	For the quarters ended August 31, 2013 and 2012, approximately 3,097,000 and 2,954,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted earnings per share, as the effect would have been anti-dilutive.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — INVENTORIES

Inventories were composed of the following major classes:

	August 31, 2013	May 31, 2013
	(In thousands)
Raw material and supplies	$190,910	$185,590
Finished goods	381,238	363,090

Total Inventory	$572,148	$548,680

NOTE 11 — RESTRUCTURING

We record restructuring charges associated with management-approved restructuring plans to either reorganize one or more of our business segments, or to remove duplicative headcount and infrastructure associated with our businesses. Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation costs. Restructuring charges are recorded based upon planned employee termination dates and site closure and consolidation plans. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period. We record the short-term portion of our restructuring liability in Other accrued liabilities and the long-term portion, if any, in Other long-term liabilities in our Consolidated Balance Sheets.

Fiscal 2013 Plans

In May 2013, we approved a restructuring plan for one of our consumer operating segments designed to eliminate duplicative processes and overhead and to exit certain processes and product lines. This restructuring plan allows management to refocus its attention on faster growing brands within the consumer operating segment. In connection with this plan, we recorded aggregate charges of approximately $15.6 million, of which approximately $8.2 million relates to the elimination of 133 positions and approximately $7.4 million results from the shutdown of 2 manufacturing facilities. These actions are expected to be completed during the first seven months of fiscal 2014. In addition, there were approximately $3.9 million of inventory markdowns, which are reflected in Cost of Sales in our Consolidated Statements of Income.

Additionally, one of our industrial operating businesses adopted a restructuring plan designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. We estimate that this plan will eliminate approximately 34 positions and severance payments will be made generally through the end of fiscal 2014. In connection with the plan, we recorded aggregate charges of approximately $4.5 million, all of which relates to workforce reductions.

The following table includes the changes in our accrued restructuring balances:

(In thousands)	Long-Lived Asset Charges	Employee Severance	Site Preparation and Equipment Relocation	Total
Balance at May 31, 2013	$4,729	$12,656	$397	$17,782
Charge to expense	—	128	—	128
Cash payments	—	(1,416)	—	(1,416)
Noncash and foreign exchange impacts	123	165	10	298

Balance at August 31, 2013	$4,852	$11,533	$407	$16,792

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — MARKETABLE SECURITIES

The following tables summarize marketable securities held at August 31, 2013 and May 31, 2013 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
August 31, 2013
Equity securities:
Stocks — foreign	$1,090	$367	$(47)	$1,410
Stocks — domestic	30,931	4,749	(488)	35,192
Mutual funds — foreign	26,348	2,018	(148)	28,218
Mutual funds — domestic	27,835	233	(1,340)	26,728

Total equity securities	86,204	7,367	(2,023)	91,548
Fixed maturity:
U.S. treasury and other government	20,386	166	(341)	20,211
Corporate bonds	1,714	192	(1)	1,905
Foreign bonds	37	3	—	40
Mortgage-backed securities	88	58	—	146

Total fixed maturity securities	22,225	419	(342)	22,302

Total	$108,429	$7,786	$(2,365)	$113,850

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2013
Equity securities:
Stocks — foreign	$1,090	$244	$—	$1,334
Stocks — domestic	24,492	5,265	(392)	29,365
Mutual funds — foreign	18,328	1,901	(7)	20,222
Mutual funds — domestic	39,184	679	(492)	39,371

Total equity securities	83,094	8,089	(891)	90,292
Fixed maturity:
U.S. treasury and other government	20,528	247	(139)	20,636
Corporate bonds	1,724	244	—	1,968
Foreign bonds	37	4	—	41
Mortgage-backed securities	100	60	(4)	156

Total fixed maturity securities	22,389	555	(143)	22,801

Total	$105,483	$8,644	$(1,034)	$113,093

Marketable securities, included in other current and long-term assets totaling $52.0 million and $61.9 million at August 31, 2013, respectively, and included in other current and long-term assets totaling $49.1 million and $64.0 million at May 31, 2013, respectively, are composed of available-for-sale securities and are reported at fair value. We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

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

Gross gains realized on sales of investments were $2.2 million for the quarter ended August 31, 2013. Gross gains and losses realized on sales of investments were $5.0 million and $0.4 million, respectively, for the quarter ended August 31, 2012. During the three months ended August 31, 2013 and 2012, we recognized losses of approximately $0.1 million for securities deemed to have other-than-temporary impairments. These amounts are included in investment expense (income), net in the Consolidated Statements of Income.

Summarized below are the securities we held at August 31, 2013 and May 31, 2013 that were in an unrealized loss position and that were included in accumulated other comprehensive income, aggregated by the length of time the investments had been in that position:

	August 31, 2013		May 31, 2013
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$48,861	$(2,365)	$36,582	$(1,034)
Unrealized losses with a loss position for less than 12 months	46,046	(2,277)	36,327	(956)
Unrealized losses with a loss position for more than 12 months	2,815	(88)	255	(78)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. Unrealized losses at August 31, 2013 were generally related to the lower levels of volatility in valuations over the last several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at August 31, 2013 were less than 15% below their original cost or have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general economic and market conditions. If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net carrying values of debt securities at August 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$3,081	$3,093
One year through five years	13,043	13,100
Six years through ten years	4,439	4,322
After ten years	1,662	1,787

	$22,225	$22,302

NOTE 13 — FAIR VALUE MEASUREMENTS

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at August 31, 2013
U.S. Treasury and other government	$—	$20,211	$—	$20,211
Foreign bonds		40		40
Mortgage-backed securities		146		146
Corporate bonds		1,905		1,905
Stocks — foreign	1,410			1,410
Stocks — domestic	35,192			35,192
Mutual funds — foreign		28,218		28,218
Mutual funds — domestic		26,728		26,728
Foreign currency forward contract		1,687		1,687
Cross-currency swap		(12,708)		(12,708)
Contingent consideration		—	(68,050)	(68,050)

Total	$36,602	$66,227	$(68,050)	$34,779

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2013
U.S. Treasury and other government	$—	$20,636	$—	$20,636
Foreign bonds		41		41
Mortgage-backed securities		156		156
Corporate bonds		1,968		1,968
Stocks — foreign	1,334			1,334
Stocks — domestic	29,365			29,365
Mutual funds — foreign		20,222		20,222
Mutual funds — domestic		39,371		39,371
Foreign currency forward contract		(4,751)		(4,751)
Cross-currency swap		(10,048)		(10,048)
Contingent consideration			(64,500)	(64,500)

Total	$30,699	$67,595	$(64,500)	$33,794

Our marketable securities are composed of mainly available-for-sale securities, and are valued using a market approach. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For most of our financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

Our cross-currency swap is a liability that has a fair value of $12.7 million at August 31, 2013, that was originally designed to fix our interest and principal payments in euros for the life of our unsecured 6.70% senior notes due November 1, 2015, which resulted in an effective euro fixed-rate borrowing of 5.31%. The basis for determining the rates for this swap included three legs at the inception of the agreement: the U.S. dollar (USD)

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fixed rate to a USD floating rate; the euro floating to euro fixed rate; and the dollar to euro basis fixed rate at inception. Therefore, we essentially exchanged fixed payments denominated in USD for fixed payments denominated in euros, paying fixed euros at 5.31% and receiving fixed USD at 6.70%. The ultimate payments are based on the notional principal amounts of $150 million and approximately 125 million euros. There will be an exchange of the notional amounts at maturity. The rates included in this swap are based upon observable market data, but are not quoted market prices, and therefore, the cross-currency swap is considered a Level 2 liability on the fair value hierarchy. Additionally, this cross-currency swap has been designated as a hedging instrument, and is classified as other long-term liabilities in our Consolidated Balance Sheets.

At August 31, 2013, we had a foreign currency forward contract with a fair value of approximately $1.7 million, which is classified in other current assets in our Consolidated Balance Sheets. At May 31, 2013, we had a foreign currency forward contract with a fair value of $4.8 million, which is classified as other accrued liabilities in our Consolidated Balance Sheets. Our foreign currency forward contract, which has not been designated as a hedge, was designed to reduce our exposure to the changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows. The foreign exchange rates included in the forward contract are based upon observable market data, but are not quoted market prices, and therefore, the forward currency forward contract is considered a Level 2 liability on the fair value hierarchy.

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At August 31, 2013 and May 31, 2013, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of August 31, 2013 and May 31, 2013 are as follows:

	At August 31, 2013
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$204,903	$204,903
Marketable equity securities	91,548	91,548
Marketable debt securities	22,302	22,302
Long-term debt, including current portion	1,424,144	1,504,714

	At May 31, 2013
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$343,554	$343,554
Marketable equity securities	90,292	90,292
Marketable debt securities	22,801	22,801
Long-term debt, including current portion	1,373,697	1,501,850

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — REORGANIZATION PROCEEDINGS OF CERTAIN SUBSIDIARIES

General — Prior to May 31, 2010, Bondex and SPHC were defendants in various asbestos-related bodily injury lawsuits filed in various state courts. These cases generally sought unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products.

On May 31, 2010, Bondex and its parent, SPHC, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. SPHC is also the parent company for various operating companies that are not part of the reorganization filing, including Chemical Specialties Manufacturing Corp.; Day-Glo Color Corp.; Dryvit Holdings, Inc.; Guardian Protection Products Inc.; Kop-Coat Inc.; TCI, Inc. and RPM Wood Finishes Group, Inc. SPHC and Bondex (the “filing entities”) took this action in an effort to permanently and comprehensively resolve all pending and future asbestos-related liability claims associated with Bondex and SPHC-related products. As a result of the filing, all Bondex and SPHC asbestos personal injury lawsuits have been stayed due to the imposition of an automatic stay applicable in bankruptcy cases, with the exception of the cases referenced in Note 3 with respect to which the stay was lifted. In addition, at the request of SPHC and Bondex, the bankruptcy court has entered orders staying all claims against RPM International Inc. and its affiliates that are derivative of the asbestos claims against SPHC and Bondex.

Through the Chapter 11 proceedings, the filing entities are seeking to formulate a consensual plan of reorganization pursuant to Section 524(g) of the Bankruptcy Code. That contemplated plan of reorganization would establish a trust to which all present and future asbestos claims against the debtors would be channeled, and which would provide compensation to the asbestos claimants based upon factors set forth in trust distribution procedures provided for by the plan of reorganization. We would hope to have any channeling order issued by the bankruptcy court in connection with such a plan of reorganization also protect ourselves as well as other non-filing affiliates of the debtors, so that all future SPHC-related and Bondex-related asbestos claims must proceed against the trust and cannot be asserted against us or other non-filing affiliates. The ultimate ability to achieve such a consensual plan of reorganization on such terms, however, depends on numerous factors, and no assurance can be provided that such a plan of reorganization with these terms will, in fact, be achieved.

In January 2013, a hearing to estimate the aggregate current and future asbestos liabilities of the filing entities was conducted before Judge Judith K. Fitzgerald in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In May 2013, the Bankruptcy Court issued an opinion estimating the current and future asbestos claims associated with Bondex and SPHC at approximately $1.17 billion. The estimation hearing represents one step in the legal process in helping to determine the appropriate amount of funding for a 524(g) asbestos trust. Bondex and SPHC firmly believe that the ruling substantially overstates the amount of their liability and is not supported by the facts or the law. The debtors have filed an appeal of the decision and are seeking certification of the appeal directly to the United States Court of Appeals for the Third Circuit, thereby bypassing review by the United States District Court for the District of Delaware. We have also separately filed an appeal. The asbestos claimants and the future claims representative have moved to dismiss the appeals, arguing that the estimation order is not a final, appealable order. Bondex, SPHC and we believe that the order is final and appealable, and that, even if it were not, the appeal should be treated as a motion to appeal, which should be granted. Assuming that the motion to dismiss the appeal is not granted, it is anticipated that the appeal process could take an additional two to three years. That time period could be shorter if the appeal is certified to and heard directly by the United States Court of Appeals for the Third Circuit.

Prior to the bankruptcy filing, the filing entities had litigated and, on many occasions, settled asbestos-related products liability claims brought against them. The debtors paid $92.6 million during the year ended May 31, 2010, prior to the bankruptcy filing, in connection with the litigation and settlement of asbestos claims, $42.6 million of which consisted of defense costs. With the exception of the appeal bonds described in Note 3, no

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims have been paid since the bankruptcy filing and it is not contemplated that any claims will be paid until a plan of reorganization is confirmed and an asbestos trust is established and operating.

Prior to the Chapter 11 bankruptcy filing, we recorded asbestos-related contingent liabilities that included estimations of future costs. Such estimates by their nature are subject to many uncertainties that may change over time, including (i) the ultimate number of claims filed; (ii) the amounts required to resolve both currently known and future unknown claims; (iii) the amount of insurance, if any, available to cover such claims, including the outcome of coverage litigation against the filing entities’ third-party insurers; (iv) future earnings and cash flow of the filing entities; (v) the impact of bankruptcies of other companies whose share of liability may be imposed on the filing entities under certain state liability laws; (vi) the unpredictable aspects of the litigation process including a changing trial docket and the jurisdictions in which trials are scheduled; (vii) the outcome of any such trials, including potential judgments or jury verdicts, as a result of the strategy of Bondex and SPHC to take selective cases to verdict; (viii) the lack of specific information in many cases concerning exposure to products for which Bondex, SPHC, or another of our subsidiaries is allegedly responsible, and the claimants’ alleged diseases resulting from such exposure; (ix) potential changes in applicable federal and/or state tort liability law; and (x) the potential impact of various proposed structured settlement transactions. All these factors may have a material effect upon future asbestos-related liability estimates.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As noted above, however, the Bankruptcy Court has now estimated the present and future asbestos-related liabilities of Bondex and SPHC at $1.17 billion, and that determination is the subject of pending appeals.

NOTE 15 — CONTINGENCIES AND OTHER ACCRUED LOSSES

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

We also offer warranty programs at several of our industrial businesses and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liability represents our best estimate at August 31, 2013, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense.

The following table includes the changes in our accrued warranty balances:

	Quarter Ended August 31,
(In thousands)	2013	2012
Beginning Balance	$9,330	$14,751
Deductions (1)	(4,796)	(3,905)
Provision charged to SG&A expense	5,308	3,681

Ending Balance	$9,842	$14,527

(1)	Primarily claims paid during the year.

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

As previously disclosed, we recorded a $65.1 million accrual during the year ended May 31, 2013 associated with settlement discussions with the U.S. Department of Justice (the “DOJ”) and the U.S. General Services Administration (the “GSA”) Office of Inspector General aimed at resolving an existing investigation. Since first receiving a broad request for documents from the GSA in March 2011, we cooperated with that investigation, which involved our compliance with certain pricing terms and conditions of our GSA Multiple Award Schedule contracts under which the roofing division of our Building Solutions Group sold products and services to the federal government. A substantial majority of the transactions as to which potential compliance issues were raised took place during the period from 2002 to 2008. In August 2013, we entered into a final agreement with the DOJ and the GSA Office of Inspector General regarding this matter. During the quarter ended August 31, 2013, we paid the GSA Office of Inspector General $61.9 million, and we expect to pay approximately $3.2 million more in legal fees and other related costs arising out of this investigation. The accrual for this contingency represents our assessment of the amount of probable loss that may result from this matter. In assessing our probable loss, we have considered the potentially disputed amounts under the relevant contracts, together with our understanding of policies for resolving such matters. The actual amount of our loss under the terms of any settlement may vary from the amount of the accrual. The accrual for this contingency is classified in other accrued liabilities in our Consolidated Balance Sheets.

NOTE 16 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three months ended August 31, 2013, we did not repurchase any shares of our common stock under this program.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three months ended August 31, 2013 and 2012:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2013	$1,200,858	$154,075	$1,354,933
Net income	103,098	3,791	106,889
Other Comprehensive Income:
Foreign currency translation adjustments	(17,071)	3,657	(13,414)
Pension and other postretirement benefit liability adjustments, net of tax	2,761	163	2,924
Unrealized (loss) on securities, net of tax	(1,432)	(7)	(1,439)
Unrealized gain on derivatives, net of tax	86	23	109

Total Other Comprehensive Income, net of tax	(15,656)	3,836	(11,820)

Comprehensive Income	87,442	7,627	95,069
Dividends paid	(29,836)		(29,836)
Other noncontrolling interest activity	(341)	341	—
Stock option exercises, net	2,401		2,401
Stock based compensation expense	709		709
Restricted awards, net	451		451

Total Equity at August 31, 2013	$1,261,684	$162,043	$1,423,727

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2012	$1,183,656	$130,327	$1,313,983
Net income	33,913	3,954	37,867
Other Comprehensive Income:
Foreign currency translation adjustments	28,664	10,566	39,230
Pension and other postretirement benefit liability adjustments, net of tax	1,534	(328)	1,206
Unrealized gain (loss) on securities, net of tax	825	(1,177)	(352)
Unrealized gain on derivatives, net of tax	169	18	187

Total Other Comprehensive Income, net of tax	31,192	9,079	40,271

Comprehensive Income	65,105	13,033	78,138
Dividends paid	(28,281)		(28,281)
Other noncontrolling interest activity	1,284	—	1,284
Stock option exercises, net	603		603
Stock based compensation expense	588		588
Restricted awards, net	3,285		3,285

Total Equity at August 31, 2012	$1,226,240	$143,360	$1,369,600

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 — SEGMENT INFORMATION

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives. We manage our portfolio by organizing our businesses and product lines into two reportable segments: the industrial reportable segment and the consumer reportable segment. Within each reportable segment, we aggregate several operating segments that consist of individual groups of companies and product lines, which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our seven operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief executive officer in determining how to allocate the assets of the company and evaluate performance. These seven operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses.

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. This reportable segment comprises four separate operating segments — Tremco Group, Tremco illbruck Group, Performance Coatings Group and RPM2-Industrial Group. Products and services within this reportable segment include construction chemicals; roofing systems; weatherproofing and other sealants; polymer flooring; edible coatings and specialty glazes for pharmaceutical, cosmetic and food industries; and other specialty chemicals.

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

	Three Months Ended
	August 31, 2013	August 31, 2012
	(In thousands)
Net Sales
Industrial Segment	$731,226	$703,335
Consumer Segment	433,448	343,379

Consolidated	$1,164,674	$1,046,714

Income (Loss) Before Income Taxes
Industrial Segment	$97,581	$74,304
Consumer Segment	82,717	58,788
Corporate/Other	(33,082)	(61,030)

Consolidated	$147,216	$72,062

	August 31, 2013	May 31, 2013
Identifiable Assets
Industrial Segment	$2,335,594	$2,461,163
Consumer Segment	1,644,161	1,584,336
Corporate/Other	83,371	70,027

Consolidated	$4,063,126	$4,115,526

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements include the accounts of RPM International Inc. and its majority-owned subsidiaries, except for certain subsidiaries that were deconsolidated on May 31, 2010 (please refer to Note 3 to the Consolidated Financial Statements for further information). Investments in less-than-majority-owned joint ventures for which we have the ability to exercise significant influence over are accounted for under the equity method. Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate these estimates, including those related to our allowances for doubtful accounts; inventories; allowances for recoverable taxes; useful lives of property, plant and equipment; goodwill and other intangible assets; environmental, warranties and other contingent liabilities; income tax valuation allowances; pension plans; and the fair value of financial instruments. We base our estimates on historical experience, our most recent facts, and other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of our assets and liabilities. Actual results, which are shaped by actual market conditions, may differ materially from our estimates.

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

Our annual goodwill impairment analysis for fiscal 2013 did not result in any indicators of impairment. Should the future earnings and cash flows at our reporting units decline and/or discount rates increase, future impairment charges to goodwill and other intangible assets may be required.

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

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter. In the fourth quarter of our fiscal year ended May 31, 2013, we adopted new FASB guidance that simplifies how an entity tests indefinite-lived intangible assets for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount.

Measuring a potential impairment of non-goodwill intangibles and other long-lived assets requires the use of various estimates and assumptions, including the determination of which cash flows are directly related to the assets being evaluated, the respective useful lives over which those cash flows will occur and potential residual values, if any. If we determine that the carrying values of these assets may not be recoverable based upon the existence of one or more of the above-described indicators or other factors, any impairment amounts would be measured based on the projected net cash flows expected from these assets, including any net cash flows related to eventual disposition activities. The determination of any impairment losses would be based on the best information available, including internal estimates of discounted cash flows; quoted market prices, when available; and independent appraisals, as appropriate, to determine fair values. Cash flow estimates would be based on our historical experience and our internal business plans, with appropriate discount rates applied. Our fiscal 2013 annual impairment tests of each of our indefinite-lived intangible assets did not result in any impairment loss.

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

Changes in our key plan assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit and various postretirement benefit plans. Based upon May 31, 2013 information, the following tables reflect the impact of a 1% change in the key assumptions applied to our defined benefit pension plans in the U.S. and internationally:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
	(In millions)
Discount Rate
Increase (decrease) in expense in FY 2013	$(5.3)	$6.4	$(1.9)	$2.6
Increase (decrease) in obligation as of May 31, 2013	$(44.4)	$54.8	$(31.7)	$33.6
Expected Return on Plan Assets
Increase (decrease) in expense in FY 2013	$(2.1)	$2.1	$(1.4)	$1.4
Increase (decrease) in obligation as of May 31, 2013	N/A	N/A	N/A	N/A
Compensation Increase
Increase (decrease) in expense in FY 2013	$4.1	$(3.6)	$1.5	$(0.9)
Increase (decrease) in obligation as of May 31, 2013	$17.4	$(15.6)	$6.0	$(5.4)

Based upon May 31, 2013 information, the following table reflects the impact of a 1% change in the key assumptions applied to our various postretirement health care plans:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
	(In millions)
Discount Rate
Increase (decrease) in expense in FY 2013	$—	$—	$(0.5)	$0.6
Increase (decrease) in obligation as of May 31, 2013	$(0.7)	$0.8	$(5.3)	$6.8
Healthcare Cost Trend Rate
Increase (decrease) in expense in FY 2013	$—	$—	$0.6	$(0.5)
Increase (decrease) in obligation as of May 31, 2013	$0.3	$(0.3)	$9.1	$(3.8)

BUSINESS SEGMENT INFORMATION

Our business is divided into two reportable segments: the industrial reportable segment and the consumer reportable segment. Within each reportable segment, we aggregate several operating segments that consist of individual groups of companies and product lines, which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our seven operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief executive officer in determining how to allocate the assets of the company and evaluate performance. These seven operating segments are each managed by an operating segment manager who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on income before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”) as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations.

Our industrial reportable segment’s products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. This reportable segment comprises four separate operating segments — Tremco Group, Tremco illbruck Group,

Performance Coatings Group and RPM2-Industrial Group. Products and services within this reportable segment include construction chemicals; roofing systems; weatherproofing and other sealants; polymer flooring; edible coatings and specialty glazes for pharmaceutical, cosmetic and food industries; and other specialty chemicals.

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer reportable segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe. Our consumer reportable segment’s products are sold throughout North America primarily to mass merchants, home improvement centers, hardware stores, paint stores, craft shops, cosmetic companies and to other smaller customers through distributors. This reportable segment comprises three operating segments — DAP Group, RPM2-Consumer Group and Rust-Oleum Group. Products within this reportable segment include specialty, hobby and professional paints; nail care enamels; caulks; adhesives; silicone sealants and wood stains.

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

	Three Months Ended
	August 31, 2013	August 31, 2012
	(In thousands)
Net Sales
Industrial Segment	$731,226	$703,335
Consumer Segment	433,448	343,379

Consolidated	$1,164,674	$1,046,714

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$97,581	$74,304
Interest (Expense), Net (b)	(2,534)	(2,608)

EBIT (c)	$100,115	$76,912

Consumer Segment
Income Before Income Taxes (a)	$82,717	$58,788
Interest (Expense), Net (b)	39	—

EBIT (c)	$82,678	$58,788

Corporate/Other
(Expense) Before Income Taxes (a)	$(33,082)	$(61,030)
Interest (Expense), Net (b)	(14,336)	(8,848)

EBIT (c)	$(18,746)	$(52,182)

Consolidated
Income (Loss) Before Income Taxes (a)	$147,216	$72,062
Interest (Expense), Net (b)	(16,831)	(11,456)

EBIT (c)	$164,047	$83,518

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (GAAP) in the United States, to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
(c)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2013

Net Sales Consolidated net sales increased 11.3% to $1,164.7 million for the quarter ended August 31, 2013 due to acquisition growth of 6.2% and organic growth of 5.4%, offset by an unfavorable foreign exchange impact of 0.3%. Industrial segment net sales for the current quarter were up 4.0% to $731.2 million due to acquisition growth of 0.7% and organic growth of 3.5%, offset by an unfavorable foreign exchange impact of 0.2%. The consumer segment generated net sales of $433.5 million, or 26.2% net sales growth during the current quarter versus the same period a year ago, due to organic growth of 9.1% and acquisition growth of 17.4%, offset by an unfavorable foreign exchange impact of 0.3%.

Gross Profit Margin Our consolidated gross profit margin improved to 42.9% of net sales for the first quarter of fiscal 2014 versus a consolidated gross profit margin of 41.5% for the comparable period a year ago, reflecting the impact of our 5.4% growth in organic sales for the quarter ended August 31, 2013 versus the comparable prior year period, combined with the impact of accretive acquisitions completed during the last 12 months, a favorable mix of sales, and favorable pricing initiatives instituted primarily during prior periods in order to offset raw material cost increases. Additionally, the prior period was negatively impacted as a result of one-time charges taken by the industrial segment’s roofing division for revised cost estimates in conjunction with unprofitable contracts outside of North America.

Selling, General and Administrative Expenses (“SG&A”) Our consolidated SG&A decreased to 28.8% of net sales for the quarter ended August 31, 2013 compared with 29.7% of net sales for the quarter ended August 31, 2012. The 90 basis point decrease in SG&A as a percentage of net sales versus the prior year reflects the 5.4% growth in organic sales and the impact of accretive acquisitions. During the prior year period, our industrial segment recorded $5.0 million of bad debt expense related to its $10.0 million loan to Kemrock, and $5.6 million in roofing exit costs related to a loss contract outside North America. The current quarter SG&A expense reflects a decrease in pension and acquisition-related expense, offset by higher distribution and freight expense, unfavorable foreign exchange and higher employee compensation expense versus the same period last year. Warranty expense for the quarter ended August 31, 2013 increased from the amount recorded during the comparable prior year period. We anticipate that warranty expense will fluctuate from period to period, but will likely continue to slowly decline over the next few years.

Our industrial segment SG&A was approximately $6.1 million higher during the first quarter of fiscal 2014 versus the comparable prior year period, but was lower as a percentage of net sales, reflecting the 3.5% growth in organic sales this quarter versus the same period last year.

The increase in SG&A for this segment also includes the unfavorable impact of higher employee compensation expense, higher bad debt and distribution expense versus the comparable prior year period.

Our consumer segment SG&A was approximately $16.3 million higher during the first quarter of fiscal 2014 versus the comparable prior year period, but lower as a percentage of net sales in the first quarter of fiscal 2014 as compared with the same period a year ago, primarily reflecting recent accretive acquisitions. SG&A expense for this segment also reflects higher employee compensation expense as well as higher freight, distribution and advertising expense during the first quarter of fiscal 2014 versus the comparable prior year period.

SG&A expenses in our corporate/other category increased by $2.0 million during the first quarter of fiscal 2014 to $18.7 million from $16.7 million during the comparable prior year period. The increase in SG&A expense reflects the impact of higher legal and professional services expense as well as the impact of unfavorable foreign exchange, partially offset by lower acquisition-related expense during the current quarter versus the same period a year ago.

We recorded total net periodic pension and postretirement benefit costs of $11.7 million and $12.9 million for the first quarter of fiscal 2014 and 2013, respectively. The $1.2 million decrease in pension expense was primarily the result of $1.0 million of additional net actuarial gains recorded during the first quarter of fiscal 2014 versus the comparable prior year period and a favorable impact of $1.1 million due to a higher expected return on plan assets. Higher service and interest cost of $0.9 million during the first quarter of fiscal 2014 versus the comparable prior year period slightly offset those gains. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note 7, “Pension Plans,” for additional information regarding these benefits.

Interest Expense Interest expense was $20.7 million for the first quarter of fiscal 2014 versus $18.4 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first quarter by approximately $2.5 million versus the same period a year ago. Excluding acquisition-related borrowings, higher average borrowings year-over-year increased interest expense by approximately $0.2 million. Lower interest rates, which averaged 5.06% overall for the first quarter of fiscal 2014 compared with 5.58% for the same period of fiscal 2013, decreased interest expense by approximately $0.4 million during the current quarter versus the same period last year.

Investment Expense (Income), Net Net investment income of $3.9 million during the first quarter of fiscal 2014 compares to net investment income of $7.0 million during the same period last year. Net realized gains on the sales of investments totaled $2.2 million for the quarter ended August 31, 2013, and $4.6 million for the quarter ended August 31, 2012. Dividend and interest income totaled $1.7 million during the first quarter of fiscal 2014 versus $2.5 million during the same period a year ago. There were no impairments recognized on securities that management has determined are other-than-temporary declines in value during fiscal 2014; while there were approximately $0.1 million of such losses during the same period a year ago.

Other Expense (Income), Net Other income of $0.4 million for the first quarter of fiscal 2014 compared with other expense of $39.4 million for the same period a year ago. The majority of the expense for the prior period, or $40.3 million, related to impairment losses stemming from our various investments in Kemrock. As previously disclosed, as the economy and financial markets in India declined a year ago, we wrote down a portion of our equity investment in Kemrock and also the value of the conversion option feature of our investment in Kemrock’s convertible bonds during the prior year first quarter. More detailed information is included in Note 2.

Other items reflected in this balance include net royalty expense of $0.3 million and net royalty income of $0.3 million for the first quarter of fiscal 2014 and fiscal 2013, respectively. Lastly, included in this balance is our equity in earnings of unconsolidated affiliates totaling approximately $0.7 million and $0.5 million for the first quarter of fiscal 2014 and 2013, respectively.

Income Before Income Taxes (“IBT”) Our consolidated pretax income for the first quarter of fiscal 2014 of $147.2 million compares with pretax income of $72.1 million for the first quarter of fiscal 2013.

Our industrial segment had pretax income of $97.6 million, or 13.3% of net sales, for the quarter ended August 31, 2013, versus pretax income of $74.3 million, or 10.6% of net sales, for the same period a year ago. The increase in IBT for the industrial segment resulted from the 3.5% growth in organic sales during the current period versus the same period last year, along with the prior year losses relating to our various investments in Kemrock, which did not recur. Our consumer segment IBT increased to $82.6 million, or 19.1% of net sales for the first quarter of fiscal 2014, from the comparable prior year period result of $58.8 million, or 17.1% of net sales. This was driven primarily by the 26.2% growth in net sales for the consumer segment in the first quarter of fiscal 2014 from the comparable prior year period, stemming from new product introductions and accretive acquisitions.

Income Tax Rate The effective income tax rate was 27.4% for the three months ended August 31, 2013 compared to an effective income tax rate of 47.5% for the three months ended August 31, 2012.

For the three months ended August 31, 2013 and August 31, 2012, the effective tax rates reflect variances from the 35% federal statutory rate primarily due to lower effective tax rates of certain of our foreign subsidiaries, the favorable impact of certain foreign operations on our U.S. taxes, the research and development tax credit, the benefit of the domestic manufacturing deduction and for the three months ended August 31, 2013, the impact of lower valuation allowances on foreign tax credit carryforwards. These favorable variances from the statutory tax rate were offset by the net impact of valuation allowances associated with certain foreign net operating losses, state and local income taxes, non-deductible business operating expenses, and for the three months ended August 31, 2012, the impact of increases to valuation allowances for both foreign tax credit carryfowards and loss carryforwards on our investment in Kemrock.

Furthermore, for the three month period ended August 31, 2013, the effective tax rate includes a discrete benefit related to the recognition of a foreign deferred income tax asset resulting from the merger of certain foreign subsidiaries. This benefit was partially offset by the impact of the enactment of a Canadian tax law change, Canada Bill C-48, Technical Tax Amendments Act, 2012 (“Bill C-48”), which was effective as of June 26, 2013.

As of August 31, 2013, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at August 31, 2013 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, capital loss carryforwards, unrealized losses on securities, certain foreign net operating losses and net foreign deferred tax assets.

Net Income Net income of $106.9 million for the quarter ended August 31, 2013 compares to net income of $37.9 million for the quarter ended August 31, 2012, which results in a net margin on sales of 9.2% for the first quarter of fiscal 2014 and a net margin on sales of 3.6% for the first quarter of fiscal 2013. Excluding the impact of the prior year losses relating to our former investments in Kemrock, the prior period adjusted net income of $90.4 million represented a net margin on sales of 8.6%. The current period growth in net income reflects the organic growth in sales of 5.4% during the current quarter versus the comparable prior year period, coupled with accretive acquisitions. During the quarter ended August 31, 2013, we had net income from noncontrolling interests of $3.8 million versus $4.0 million during the comparable prior year period. Net income attributable to RPM International Inc. stockholders was $103.1 million for the quarter ended August 31, 2013, versus net income of $33.9 million for the quarter ended August 31, 2012.

Diluted earnings per share of common stock for the quarter ended August 31, 2013 of $0.77 compares with diluted earnings per share of common stock of $0.26 for the quarter ended August 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $129.5 million of cash was used for operating activities during the first quarter of fiscal 2014 compared with cash provided by operating activities of $17.7 million during the first quarter of fiscal 2013, resulting in a net use of cash of $147.2 million during the current period versus the same period a year ago.

The net change in cash from operations includes the change in net income, which increased by $69.0 million during the first quarter of fiscal 2014 versus fiscal 2013. Reflected in net income for the quarter ended August 31, 2012 are $50.9 million of one-time charges for the write-downs of our various investments in Kemrock and the exit costs and revised cost estimates recorded by our industrial segment’s roofing division a year ago. Other items impacting the net change in cash from operations included items adjusting net income for non-cash expenses and income, which decreased cash flows by approximately $50.7 million more during the current quarter versus the same period last year; and changes in working capital accounts and all other accruals, which decreased cash flows by $103.6 million during the first quarter of fiscal 2014 versus the same period last year.

The increase in accounts receivable during the first quarter of fiscal 2014 used cash of $76.5 million versus the $7.2 million of cash generated by accounts receivable during the same period last year, or approximately $83.7 million more cash used year-over-year. This resulted from the geographical mix of sales and from the timing of sales and collections on accounts receivable. Days sales outstanding at August 31, 2013 increased slightly to 63.4 days from 62.1 days sales outstanding at August 31, 2012.

Inventory balances used $23.4 million of cash during the first quarter of fiscal 2013, compared with the use of $24.7 million in cash during the same period last year, or $1.3 million less cash used year-over-year. Days of inventory outstanding at August 31, 2013 increased to 77.4 days from 77.1 days of inventory outstanding at August 31, 2012.

The current year-to-date change in accounts payable used $29.0 million more cash during the first quarter of fiscal 2014 compared to the same period last year, resulting from a change in the timing of certain payments. Accrued compensation and benefits used approximately $10.4 million less cash during the first quarter of fiscal 2014 versus the same period last year, as there were higher bonus payments made during the current quarter versus last year’s first quarter. Other accruals and prepaids, including those for other short-term and long-term items and changes, used $13.3 million more cash during the first quarter of fiscal 2014 versus the same period a year ago, due to changes in the timing of such payments.

As previously disclosed, we recorded a $65.1 million accrual during the year ended May 31, 2013 associated with settlement discussions with the DOJ and the GSA Office of Inspector General aimed at resolving an existing investigation. Since first receiving a broad request for documents from the GSA in March 2011, we cooperated with that investigation, which involved our compliance with certain pricing terms and conditions of our GSA Multiple Award Schedule contracts under which the roofing division of our Building Solutions Group sold products and services to the federal government. A substantial majority of the transactions as to which potential compliance issues were raised took place during the period from 2002 to 2008.

In August 2013, we entered into a final agreement with the DOJ and the GSA Office of Inspector General regarding this matter. During the quarter ended August 31, 2013, we paid the GSA Office of Inspector General $61.9 million, and we expect to pay approximately $3.2 million more in legal fees and other related costs arising out of this investigation.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. Capital expenditures of $10.7 million during the first quarter of fiscal 2014 compare with depreciation of $14.4 million. Our capital spending levels currently do not exceed depreciation expense, but we expect that capital expenditures will exceed depreciation during fiscal 2014. We believe our current production capacity, along with moderate plant modifications or additions will be adequate to meet our immediate needs based on anticipated growth rates. We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand throughout fiscal 2014.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At August 31, 2013, the fair value of our investments in marketable securities totaled $113.9 million, of which investments with a fair value of $48.9 million were in an unrealized loss position. At May 31, 2013, the fair value of our investments in marketable securities totaled $113.1 million, of which investments with a fair value of $36.6 million were in an unrealized loss position. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. Total pretax unrealized losses recorded in accumulated other comprehensive income at August 31, 2013 and May 31, 2013 were $2.4 million and $1.0 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at August 31, 2013 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at August 31, 2013 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general market and economic conditions. If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of August 31, 2013, approximately 84% of our consolidated cash and cash equivalents were held at various foreign subsidiaries. Currently, the funds held at our foreign subsidiaries are considered permanently reinvested to be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Although we do not intend to repatriate any significant amounts of these cash balances to the U.S. in the foreseeable future, any repatriation of these balances could be subject to governmental restrictions and U.S. and foreign taxes. However, a portion of the foreign earnings have previously been subject to U.S. taxation and could be repatriated to the U.S. with little or no residual tax impact. We believe that the tax impact of repatriating these previously taxed earnings to the U.S. would not have a material impact on our financial results.

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

Financing Activities

As a result of the Specialty Products Holding Corp. (“SPHC”) bankruptcy filing, our access to the cash flows of SPHC and its subsidiaries has been restricted. However, the bankruptcy filing has not resulted in any reductions in our credit ratings by Moody’s Investor Service, Standard & Poors or Fitch Ratings. Therefore, we feel this has not adversely impacted our ability to gain access to capital.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $896.2 million at August 31, 2013. Our debt-to-capital ratio was 53.0% at August 31, 2013, compared with 53.4% at May 31, 2013.

6.25% Notes due 2013

On December 15, 2013, our $200 million 6.25% senior notes will mature. It is our intent to refinance this debt with funds available from our 5-year $600 million revolving credit agreement, which has a maturity date of June 29, 2017. As a result, the senior notes are classified as long-term debt at August 31, 2013. As of August 31, 2013, the available credit on our revolving credit agreement was $541.3 million.

3.45% Notes due 2022

On October 23, 2012, we sold $300 million aggregated principal amount of 3.45% Notes due 2022 (the “New Notes”). The net proceeds of $297.7 million from the offering of the New Notes were used to repay short-term borrowings outstanding under our $600 million revolving credit facility.

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

On May 27, 2011 we issued and sold an additional $150.0 million aggregate principal amount of the Notes. The offering was priced at 108.09% of the $150.0 million principal amount of Notes, together with accrued interest up to, but excluding the closing date, and at that price the Notes have a yield to maturity of 4.934%. The net proceeds of $162.1 million were used for general corporate purposes, including working capital and potential acquisitions of complementary businesses or other assets.

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

As of August 31, 2013, we were in compliance with all covenants contained in our Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 53.1%, while our interest coverage ratio was 5.80 to 1.

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

Accounts Receivable Securitization Program

On May 31, 2011, we entered into Amendment No. 5 to our Receivables Purchase Agreement, dated April 7, 2009. Amendment No. 5 extends the term of our accounts receivable securitization program (the “AR Program”) to May 30, 2014, subject to possible earlier termination upon the occurrence of certain events. Pricing continues to be based on the Alternate Base Rate, a LIBOR market index rate or LIBOR for a specified tranche period plus a margin of 1.0%. This margin will increase to 1.25% if we do not maintain our public debt rating of at least BB+/Ba1/BB+ from any two of Standard & Poor’s, Moody’s or Fitch. In addition, a monthly unused fee is payable to the purchasers. Amendment No. 5 also modified or eliminated certain of the financial covenants under the AR Program. Under the terms of the amended AR Program, we may not permit our consolidated indebtedness calculated on the last day of each fiscal quarter to exceed 60% of the sum of such indebtedness and our consolidated shareholders’ equity on such date. The interest coverage ratio covenant continues to require that we not permit the ratio, calculated at the end of each fiscal quarter for the four fiscal quarters then ended, of EBITDA to interest expense for such period to be less than 3.5 to 1. Finally, the fixed charge coverage ratio covenant under the pre-amended AR Program has been deleted. The financial tests that remain in the AR Program are substantially identical to the financial covenants contained in our Credit Facility. There were no outstanding borrowings under this facility as of August 31, 2013.

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

The following table summarizes our financial obligations and their expected maturities at August 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total Contractual Payment Stream	Payments Due In
		2014	2015-16	2017-18	After 2018
	(In thousands)
Long-term debt obligations	$1,424,144	$204,538	$152,020	$307,552	$760,034
Capital lease obligations	1,610	637	947	26
Operating lease obligations	190,981	44,296	63,173	34,042	49,470
Other long-term liabilities (1):
Interest payments on long-term debt obligations	380,615	69,195	121,499	108,325	81,596
Contributions to pension and postretirement plans (2)	333,700	35,900	95,800	89,800	112,200

Total	$2,331,050	$354,566	$433,439	$539,745	$1,003,300

(1)	Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $21.9 million at August 31, 2013. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.
(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume the required minimum contribution will be contributed.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings, other than the minimum operating lease commitments included in the above Contractual Obligations table. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in, or relationships with, any special purpose entities that are not reflected in our financial statements. At the end of fiscal 2010, we deconsolidated our wholly owned subsidiary, SPHC, and its subsidiaries, from our balance sheet and eliminated the results of SPHC’s operations from our operations beginning on May 31, 2010. We account for our investment in SPHC, which had no value at August 31, 2013 and May 31, 2013, under the cost method (refer to Note 3 to the Consolidated Financial Statements).

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

GSA Investigation

As previously disclosed, we recorded a $65.1 million accrual during the year ended May 31, 2013 associated with settlement discussions with the DOJ and the GSA Office of Inspector General aimed at resolving an existing investigation. In August 2013, we entered into a final agreement with the DOJ and the GSA Office of Inspector

General regarding this matter. During the quarter ended August 31, 2013, we paid the GSA Office of Inspector General $61.9 million, and we expect to pay approximately $3.2 million more in legal fees and other related costs arising out of this investigation. See Note 15 to the Consolidated Financial Statements for more information.

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) risks related to the adequacy of our contingent liability reserves; (j) risks and uncertainties associated with the SPHC bankruptcy proceedings; and (k) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2013, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2013 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the first quarter of fiscal 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
June 1, 2013 through June 30, 2013	—	$—	—	—
July 1, 2013 through July 31, 2013	113,515	$34.18	—	—
August 1, 2013 through August 31, 2013	3,464	$35.96	—	—

Total — First Quarter	116,979	$34.23	—	—

(1)	All of the shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.’s Amended and Restated 2004 Omnibus Equity and Incentive Plan.
(2)	Refer to Note 16 of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Russell L. Gordon
Russell L. Gordon
Vice President and
Chief Financial Officer

Dated: October 9, 2013