Form 10-Q
period 2013-11-30
RPM INTERNATIONAL INC/DE/
filed 2014-01-08
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013,

or

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

As of January 3, 2014

133,176,107 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	November 30, 2013	May 31, 2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$224,172	$343,554
Trade accounts receivable (less allowances of $30,024 and $28,904, respectively)	772,429	787,517
Inventories	597,660	548,680
Deferred income taxes	38,146	36,565
Prepaid expenses and other current assets	181,220	169,956

Total current assets	1,813,627	1,886,272

Property, Plant and Equipment, at Cost	1,144,947	1,128,123
Allowance for depreciation and amortization	(645,594)	(635,760)

Property, plant and equipment, net	499,353	492,363

Other Assets
Goodwill	1,125,460	1,113,831
Other intangible assets, net of amortization	461,555	459,613
Other	170,526	163,447

Total other assets	1,757,541	1,736,891

Total Assets	$4,070,521	$4,115,526

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$370,993	$478,185
Current portion of long-term debt	4,835	4,521
Accrued compensation and benefits	127,150	154,844
Accrued loss reserves	22,120	27,591
Other accrued liabilities	208,983	262,889

Total current liabilities	734,081	928,030

Long-Term Liabilities
Long-term debt, less current maturities	1,365,115	1,369,176
Other long-term liabilities	436,335	417,160
Deferred income taxes	41,130	46,227

Total long-term liabilities	1,842,580	1,832,563

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01; authorized 300,000 shares; issued 137,811 and outstanding 133,174 as of November 2013; issued 136,913 and outstanding 132,596 as of May 2013	1,332	1,326
Paid-in capital	776,363	763,505
Treasury stock, at cost	(80,370)	(72,494)
Accumulated other comprehensive (loss)	(147,740)	(159,253)
Retained earnings	772,637	667,774

Total RPM International Inc. stockholders’ equity	1,322,222	1,200,858
Noncontrolling interest	171,638	154,075

Total Equity	1,493,860	1,354,933

Total Liabilities and Stockholders’ Equity	$4,070,521	$4,115,526

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012
Net Sales	$1,071,487	$1,017,426	$2,236,161	$2,064,140
Cost of Sales	613,542	592,425	1,279,144	1,205,259

Gross Profit	457,945	425,001	957,017	858,881
Selling, General and Administrative Expenses	343,048	325,761	678,507	636,701
Interest Expense	20,809	19,868	41,534	38,298
Investment (Income), Net	(2,005)	(1,364)	(5,899)	(8,338)
Other (Income) Expense, Net	(1,491)	9,694	(1,925)	49,116

Income Before Income Taxes	97,584	71,042	244,800	143,104
Provision for Income Taxes	29,170	24,955	69,497	59,150

Net Income	68,414	46,087	175,303	83,954
Less: Net Income Attributable to Noncontrolling Interests	4,852	4,419	8,643	8,373

Net Income Attributable to RPM International Inc. Stockholders	$63,562	$41,668	$166,660	$75,581

Average Number of Shares of Common Stock Outstanding:
Basic	129,426	128,885	129,385	128,844

Diluted	130,418	129,700	130,359	129,635

Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.48	$0.32	$1.26	$0.57

Diluted	$0.48	$0.31	$1.25	$0.57

Cash Dividends Declared per Share of Common Stock	$0.240	$0.225	$0.465	$0.440

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012
Net Income	$68,414	$46,087	$175,303	$83,954
Other comprehensive income, net of tax:
Foreign currency translation adjustments	24,205	(2,036)	10,791	37,194
Pension and other postretirement benefit liability adjustments (net of tax of $1,379; $1,885; $2,811 and $2,635, respectively)	2,211	3,378	5,135	4,584
Unrealized gain on securities (net of tax of $2,882; $996; $2,062 and $707, respectively)	6,401	2,076	4,962	1,724
Unrealized gain on derivatives (net of tax benefit of $324; $272; $278 and $164, respectively)	(994)	(744)	(885)	(557)

Total other comprehensive income	31,823	2,674	20,003	42,945

Total Comprehensive Income	100,237	48,761	195,306	126,899
Less: Comprehensive Income Attributable to Noncontrolling Interests	9,507	6,230	17,134	19,263

Comprehensive Income Attributable to RPM International Inc. Stockholders	$90,730	$42,531	$178,172	$107,636

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended November 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$175,303	$83,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,128	27,644
Amortization	15,776	14,565
Impairment on investment in Kemrock		51,092
Deferred income taxes	(8,500)	3,973
Stock-based compensation expense	9,622	8,135
Other	(1,229)	(9,655)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	21,971	63,687
(Increase) in inventory	(44,020)	(25,936)
(Increase) decrease in prepaid expenses and other current and long-term assets	(750)	19,990
(Decrease) in accounts payable	(111,598)	(95,485)
(Decrease) in accrued compensation and benefits	(28,152)	(46,190)
(Decrease) increase in accrued loss reserves	(5,488)	3,984
Increase in other accrued liabilities	38,304	46,440
(Decrease) in contingent payment	(61,894)
Other	(6,641)	(18,577)

Cash Provided By Operating Activities	21,832	127,621

Cash Flows From Investing Activities:
Capital expenditures	(34,603)	(30,849)
Acquisition of businesses, net of cash acquired	(20,827)	(396,785)
Purchase of marketable securities	(33,770)	(68,442)
Proceeds from sales of marketable securities	19,672	58,194
Other	1,546	4,103

Cash (Used For) Investing Activities	(67,982)	(433,779)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	2,776	334,247
Reductions of long-term and short-term debt	(6,071)	(41,269)
Cash dividends	(61,796)	(58,054)
Repurchase of stock	(7,877)	(1,094)
Other	(1,330)	5,650

Cash (Used For) Provided By Financing Activities	(74,298)	239,480

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,066	12,650

Net Change in Cash and Cash Equivalents	(119,382)	(54,028)
Cash and Cash Equivalents at Beginning of Period	343,554	315,968

Cash and Cash Equivalents at End of Period	$224,172	$261,940

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by Generally Accepted Accounting Principles in the U.S. (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and six-month periods ended November 30, 2013 and 2012. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2013.

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

NOTE 2 — INVESTMENT IN KEMROCK INDUSTRIES AND EXPORTS LTD.

Beginning with our fiscal year ended May 31, 2007, we began purchasing shares of Kemrock Industries and Exports Limited (“Kemrock”) common stock. By May 31, 2011, we had acquired a total of approximately 3.2 million shares of Kemrock common stock, for an accumulated cost of approximately $24.2 million, which represented approximately 18% of Kemrock’s outstanding shares at that time. Our investment in Kemrock common stock had been classified in other long-term assets on our balance sheet and included with available-for-sale securities, which are carried at fair value based on quoted market prices.

During fiscal 2012, we increased our ownership in Kemrock to over 20% of Kemrock’s outstanding shares of common stock and changed our accounting for this investment to the equity method. Additionally, during fiscal 2012, we entered into three other, separate agreements with Kemrock. First, we agreed to loan Kemrock $15.0 million, which was to be repaid in cash, or alternatively, goods and commercial materials, no later than September 15, 2012. The loan was classified as a note receivable and was included in prepaid and other current assets in our Consolidated Balance Sheet. Second, we entered into a global depository receipt (“GDR”) Purchase Agreement with Kemrock, whereby we purchased 693,072 GDRs of Kemrock for an aggregate purchase price of approximately $7.2 million. The GDRs were included in our investment in Kemrock, which had a carrying value

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the end of fiscal 2012 of $42.2 million, and were classified as other long-term assets in our Consolidated Balance Sheet. Lastly, during fiscal 2012 we invested $22.7 million in 5.5% convertible bonds issued by Kemrock. Our investment in Kemrock’s convertible bonds was accounted for as an available-for-sale security and was classified in other long-term assets in our Consolidated Balance Sheet. The convertible feature embedded in the convertible bonds is accounted for as a derivative under the guidance in ASC 815, “Derivatives and Hedging.”

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

We account for our equity method investment in Kemrock under ASC 323, “Investments – Equity Method and Joint Ventures.” As outlined in ASC 323-10-35-32, a decline in the quoted market price below the carrying amount, when combined with other evidence of a loss in value, may be indicative of a loss in value that is other than temporary. Acting upon the premise that a write-down may be required, we considered all available evidence to evaluate the realizable value of our equity investment, including the decline in the market price of shares of Kemrock stock, the financial condition and near term prospects of Kemrock, and the overall economic situation in India. As a result of these factors, we determined that it was appropriate to record an impairment loss during the three and six month periods ended November 30, 2012 of approximately $10.1 million and $42.2 million, respectively, on our equity method investment. Additionally, we recorded a loss of $5.0 million during the first quarter of fiscal 2012 for the amount deemed uncollectible on our then-outstanding $10.0 million loan to Kemrock. As the value of the embedded conversion derivative is directly correlated to the market value of Kemrock stock, we wrote-down the embedded conversion feature derivative and recorded an approximate $0.8 million and $9.0 million charge to earnings during the three and six month periods ended November 30, 2012, respectively. The investment losses were classified in other (income) expense, net and the loss recorded on the loan was included in selling, general and administrative expense in our Consolidated Statements of Income. By the end of our fiscal year ended May 31, 2013, we wrote-down our entire equity-method investment in Kemrock for $42.2 million, the full value of the embedded conversion feature for $9.0 million and the full value of our convertible debt investment for $13.7 million.

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

As a result of the combined analyses of each of the components of our net investment in SPHC, we recorded a net loss of approximately $7.9 million, which was reflected in Other Expense, Net, during the fourth fiscal quarter of the year ended May 31, 2010. No changes have been made to these amounts through November 30, 2013.

NOTE 4 — NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB further amended the disclosure requirements for comprehensive income. The update requires companies to disclose items reclassified out of accumulated other comprehensive income and into net income in a single location either in the notes to the consolidated financial statements or parenthetically on the face of the Statements of Operations. The change is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, and is to be applied prospectively. Our adoption of these provisions on June 1, 2013 did not affect our consolidated results of operations, financial condition or liquidity as it is disclosure-related only.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — INVESTMENT (INCOME), NET

Investment (income) expense, net, consists of the following components:

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands)	2013	2012	2013	2012
Interest (income)	$(1,641)	$(1,565)	$(3,144)	$(3,860)
(Gain) on sale of marketable securities	(227)	(8)	(2,424)	(4,592)
Other-than-temporary impairment on securities	111	450	162	564
Dividend (income)	(248)	(241)	(493)	(450)

Investment (income) expense, net	$(2,005)	$(1,364)	$(5,899)	$(8,338)

NOTE 6 — OTHER (INCOME) EXPENSE, NET

Other (income) expense, net, consists of the following components:

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands)	2013	2012	2013	2012
Royalty (income), net	$(709)	$(433)	$(391)	$(727)
Loss on Kemrock conversion option	—	847	—	9,030
(Income) loss related to unconsolidated equity affiliates	(782)	9,280	(1,534)	40,813

Other (income) expense, net	$(1,491)	$9,694	$(1,925)	$49,116

NOTE 7 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and six month periods ended November 30, 2013:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended November 30,		Three Months Ended November 30,
Pension Benefits	2013	2012	2013	2012
(In thousands)
Service cost	$6,764	$6,488	$1,109	$1,050
Interest cost	4,510	4,060	1,799	1,769
Expected return on plan assets	(5,191)	(4,358)	(2,096)	(1,846)
Amortization of:
Prior service cost	84	87	1	2
Net actuarial losses recognized	3,305	4,222	624	692

Net Periodic Benefit Cost	$9,472	$10,499	$1,437	$1,667

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans		Non-U.S. Plans
	Three Months Ended November 30,		Three Months Ended November 30,
Postretirement Benefits	2013	2012	2013	2012
(In thousands)
Service cost	$—	$—	$327	$288
Interest cost	81	88	317	289
Amortization of:
Prior service (credit)	(22)	(22)
Net actuarial (gains) losses recognized	(29)	4	134	114

Net Periodic Benefit Cost	$30	$70	$778	$691

	U.S. Plans		Non-U.S. Plans
	Six Months Ended November 30,		Six Months Ended November 30,
Pension Benefits	2013	2012	2013	2012
(In thousands)
Service cost	$13,528	$12,976	$2,218	$2,100
Interest cost	9,020	8,120	3,599	3,538
Expected return on plan assets	(10,381)	(8,716)	(4,191)	(3,692)
Amortization of:
Prior service cost	167	174	2	4
Net actuarial losses recognized	6,611	8,444	1,247	1,384

Net Periodic Benefit Cost	$18,945	$20,998	$2,875	$3,334

	U.S. Plans		Non-U.S. Plans
	Six Months Ended November 30,		Six Months Ended November 30,
Postretirement Benefits	2013	2012	2013	2012
(In thousands)
Service cost	$—	$—	$654	$576
Interest cost	162	176	634	578
Amortization of:
Prior service (credit)	(44)	(44)	—	—
Net actuarial (gains) losses recognized	(58)	8	267	228

Net Periodic Benefit Cost	$60	$140	$1,555	$1,382

We previously disclosed in our financial statements for the fiscal year ended May 31, 2013 that we expected to contribute approximately $27.4 million to our retirement plans in the U.S. and approximately $7.4 million to plans outside the U.S. during the current fiscal year. As of November 30, 2013, this has not changed.

We have determined that our postretirement medical plan provides prescription drug benefits that will qualify for the federal subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. For all groups of retirees, we have assumed that the subsidy will continue indefinitely.

NOTE 8 — INCOME TAXES

The effective income tax rate was 29.9% for the three months ended November 30, 2013 compared to an effective income tax rate of 35.1% for the three months ended November 30, 2012. The effective income tax rate

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was 28.4% for the six months ended November 30, 2013 compared to an effective income tax rate of 41.3% for the same period a year ago.

For the three and six months ended November 30, 2013 and 2012, the effective tax rates reflect variances from the 35% federal statutory rate primarily due to lower effective tax rates of certain of our foreign subsidiaries, the favorable impact of certain foreign operations on our U.S. taxes, the research and development tax credit, the benefit of the domestic manufacturing deduction and, the impact of lower valuation allowances on foreign tax credit carryforwards. These favorable variances from the statutory tax rate were offset by the net impact of valuation allowances associated with certain foreign net operating losses, state and local income taxes, and non-deductible business operating expenses.

Furthermore, for the six month period ended November 30, 2013, the effective tax rate includes a discrete benefit related to the recognition of a foreign deferred income tax asset resulting from the merger of certain foreign subsidiaries. This benefit was partially offset by the impact of the enactment of a Canadian tax law change, Canada Bill C-48, Technical Tax Amendments Act, 2012 (“Bill C-48”), which was effective as of June 26, 2013.

Additionally for the three and six month periods ended November 30, 2012, the effective tax rate differed from the federal statutory rate as a result of valuation allowances related to losses associated with our investments in Kemrock and as a result of the impact on our effective tax rate in certain foreign jurisdictions where income tax benefits associated with net operating losses incurred by those foreign businesses are not recognized.

As of November 30, 2013, we had unrecognized tax benefits of approximately $14.9 million, of which approximately $14.1 million would impact the effective tax rate, if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At November 30, 2013 the accrual for interest and penalties was $4.9 million. These amounts increased from the prior year balances primarily due to additions for prior year positions related to the retroactive impact of Bill C-48. Unrecognized tax benefits, including interest and penalties, have been classified as other long-term liabilities unless expected to be paid in one year. We do not anticipate any significant changes to the total unrecognized tax benefits within the next 12 months.

We, or our subsidiaries, file income tax returns in the U.S. and in various state, local and foreign jurisdictions. During the year ended May 31, 2013 we settled U.S. federal examinations of fiscal years 2009 and 2010. During the first quarter of fiscal 2014 we settled a U.S. federal examination of fiscal year 2011 and were notified by the Internal Revenue Service that they will perform a limited scope examination of fiscal year 2012. In addition, with limited exceptions, we, or our subsidiaries, are generally subject to state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2006 through 2013.

We are currently under examination, or have been notified of an upcoming tax examination, for various Non-U.S. and U.S. jurisdictions. Although it is possible that certain tax examinations could be resolved during the next 12 months, the timing and outcomes are uncertain.

As of November 30, 2013, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at November 30, 2013 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, capital loss carryforwards, unrealized losses on securities, certain foreign net operating losses and net foreign deferred tax assets.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method, for the three and six month periods ended November 30, 2013 and 2012:

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$63,562	$41,668	$166,660	$75,581
Less: Allocation of earnings and dividends to participating securities	(1,379)	(929)	(3,521)	(1,526)

Net income available to common shareholders — basic	62,183	40,739	163,139	74,055
Add: Undistributed earnings reallocated to unvested shareholders	6	2	17	2

Net income available to common shareholders — diluted	$62,189	$40,741	$163,156	$74,057

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	129,426	128,885	129,385	128,844
Average diluted options	992	815	974	791
Net issuable common share equivalents

Total shares for diluted earnings per share (1), (2)	130,418	129,700	130,359	129,635

Earnings Per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.48	$0.32	$1.26	$0.57

Diluted Earnings Per Share of Common Stock	$0.48	$0.31	$1.25	$0.57

(1)	For the quarters ended November 30, 2013 and 2012, respectively, approximately 3,078,000 shares and 3,151,000 shares of stock granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.
(2)	For the six month periods ended November 30, 2013 and 2012, approximately 2,939,000 shares and 2,970,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS for those periods, as the effect would have been anti-dilutive.

NOTE 10 — INVENTORIES

Inventories were composed of the following major classes:

(In thousands)	November 30, 2013	May 31, 2013
Raw material and supplies	$193,709	$185,590
Finished goods	403,951	363,090

Total Inventory	$597,660	$548,680

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

The following table includes the changes in our accrued restructuring balances:

(In thousands)	Long-Lived Asset Charges	Employee Severance	Site Preparation and Equipment Relocation	Total
Balance at May 31, 2013	$4,729	$12,656	$397	$17,782
Charge to expense	—	128	—	128
Cash payments	—	(1,416)	—	(1,416)
Noncash and foreign exchange impacts	123	165	10	298

Balance at August 31, 2013	$4,852	$11,533	$407	$16,792
Charge to expense	—	—	—	—
Cash payments	—	(7,121)	—	(7,121)
Noncash and foreign exchange impacts	136	185	12	333

Balance at November 30, 2013	$4,988	$4,597	$419	$10,004

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — MARKETABLE SECURITIES

The following tables summarize marketable securities held at November 30, 2013 and May 31, 2013 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
November 30, 2013
Equity securities:
Stocks — foreign	$372	$107	$(39)	$440
Stocks — domestic	31,849	7,947	(239)	39,557
Mutual funds — foreign	26,367	5,535	—	31,902
Mutual funds — domestic	40,649	2,132	(1,017)	41,764

Total equity securities	99,237	15,721	(1,295)	113,663
Fixed maturity:
U.S. treasury and other government	19,595	163	(286)	19,472
Corporate bonds	1,709	196	—	1,905
Foreign bonds	37	3	—	40
Mortgage-backed securities	87	57	—	144

Total fixed maturity securities	21,428	419	(286)	21,561

Total	$120,665	$16,140	$(1,581)	$135,224

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2013
Equity securities:
Stocks — foreign	$1,090	$244	$—	$1,334
Stocks — domestic	24,492	5,265	(392)	29,365
Mutual funds — foreign	18,328	1,901	(7)	20,222
Mutual funds — domestic	39,184	679	(492)	39,371

Total equity securities	83,094	8,089	(891)	90,292
Fixed maturity:
U.S. treasury and other government	20,528	247	(139)	20,636
Coporate bonds	1,724	244	—	1,968
Foreign bonds	37	4	—	41
Mortgage-backed securities	100	60	(4)	156

Total fixed maturity securities	22,389	555	(143)	22,801

Total	$105,483	$8,644	$(1,034)	$113,093

Marketable securities, included in other current and long-term assets totaling $59.4 million and $75.8 million at November 30, 2013, respectively, and included in other current and long-term assets totaling $49.1 million and $64.0 million at May 31, 2013, respectively, are composed of available-for-sale securities and are reported at fair value. We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

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

Gross gains realized on sales of investments were $0.2 million for the quarter ended November 30, 2013. Gross gains and losses realized on sales of investments were insignificant for the quarter ended November 30, 2012. During the three months ended November 30, 2013 and 2012, we recognized losses of approximately $0.1 million and $0.5 million, respectively, for securities deemed to have other-than-temporary impairments. These amounts are included in investment expense (income), net in the Consolidated Statements of Income.

Gross gains realized on sales of investments were $2.4 million for the six months ended November 30, 2013. Gross gains and losses realized on sales of investments were $5.0 million and $0.4 million, respectively, for the six months ended November 30, 2012. During the first half of fiscal 2013 and 2012, we recognized losses of approximately $0.2 million and $0.6 million, respectively, for securities deemed to have other-than-temporary impairments.

Summarized below are the securities we held at November 30, 2013 and May 31, 2013 that were in an unrealized loss position and that were included in accumulated other comprehensive income, aggregated by the length of time the investments had been in that position:

	November 30, 2013		May 31, 2013
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$35,851	$(1,581)	$36,582	$(1,034)
Unrealized losses with a loss position for less than 12 months	23,819	(1,065)	36,327	(956)
Unrealized losses with a loss position for more than 12 months	12,032	(516)	255	(78)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. Unrealized losses at November 30, 2013 were generally related to the lower levels of volatility in valuations over the last several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at November 30, 2013 were less than 15% below their original cost or have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general economic and market conditions. If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net carrying values of debt securities at November 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$3,210	$3,227
One year through five years	12,055	12,118
Six years through ten years	4,712	4,647
After ten years	1,451	1,569

	$21,428	$21,561

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at November 30, 2013
U.S. Treasury and other government	$—	$19,472	$—	$19,472
Foreign bonds		40		40
Mortgage-backed securities		144		144
Corporate bonds		1,905		1,905
Stocks — foreign	440			440
Stocks — domestic	39,557			39,557
Mutual funds — foreign		31,902		31,902
Mutual funds — domestic		41,764		41,764
Foreign currency forward contract		2,620		2,620
Cross-currency swap		(18,668)		(18,668)
Contingent consideration		—	(72,386)	(72,386)

Total	$39,997	$79,179	$(72,386)	$46,790

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2013
U.S. Treasury and other government	$—	$20,636	$—	$20,636
Foreign bonds		41		41
Mortgage-backed securities		156		156
Corporate bonds		1,968		1,968
Stocks — foreign	1,334			1,334
Stocks — domestic	29,365			29,365
Mutual funds — foreign		20,222		20,222
Mutual funds — domestic		39,371		39,371
Foreign currency forward contract		(4,751)		(4,751)
Cross-currency swap		(10,048)		(10,048)
Contingent consideration			(64,500)	(64,500)

Total	$30,699	$67,595	$(64,500)	$33,794

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

Our cross-currency swap is a liability that has a fair value of $18.7 million at November 30, 2013, that was originally designed to fix our interest and principal payments in euros for the life of our unsecured 6.70% senior notes due November 1, 2015, which resulted in an effective euro fixed-rate borrowing of 5.31%. The basis for determining the rates for this swap included three legs at the inception of the agreement: the U.S. dollar (USD)

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fixed rate to a USD floating rate; the euro floating to euro fixed rate; and the dollar to euro basis fixed rate at inception. Therefore, we essentially exchanged fixed payments denominated in USD for fixed payments denominated in euros, paying fixed euros at 5.31% and receiving fixed USD at 6.70%. The ultimate payments are based on the notional principal amounts of $150 million and approximately 125 million euros. There will be an exchange of the notional amounts at maturity. The rates included in this swap are based upon observable market data, but are not quoted market prices, and therefore, the cross-currency swap is considered a Level 2 liability on the fair value hierarchy. Additionally, this cross-currency swap has been designated as a hedging instrument, and is classified as other long-term liabilities in our Consolidated Balance Sheets.

At November 30, 2013, we had a foreign currency forward contract with a fair value of approximately $2.6 million, which is classified in other current assets in our Consolidated Balance Sheets. At May 31, 2013, we had a foreign currency forward contract with a fair value of approximately $4.8 million, which is classified in other accrued liabilities in our Consolidated Balance Sheets. Our foreign currency forward contract, which has not been designated as a hedge, was designed to reduce our exposure to the changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows. The foreign exchange rates included in the forward contract are based upon observable market data, but are not quoted market prices, and therefore, the forward currency forward contract is considered a Level 2 liability on the fair value hierarchy.

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

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At November 30, 2013 and May 31, 2013, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of November 30, 2013 and May 31, 2013 are as follows:

	At November 30, 2013
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$224,172	$224,172
Marketable equity securities	113,663	113,663
Marketable debt securities	21,561	21,561
Long-term debt, including current portion	1,369,950	1,452,556

	At May 31, 2013
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$343,554	$343,554
Marketable equity securities	90,292	90,292
Marketable debt securities	22,801	22,801
Long-term debt, including current portion	1,373,697	1,501,850

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

On May 31, 2010, Bondex and its parent, SPHC, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to reorganize under Chapter 11 of the U.S. Bankruptcy Code. SPHC and Bondex took this action in an effort to permanently and comprehensively resolve all pending and future asbestos-related liability claims associated with Bondex and SPHC. As a result of the filing, all litigation related to Bondex and SPHC asbestos personal injury claims has been stayed, with the exception of the cases referenced in Note 3 with respect to which the stay was lifted. The objective of the bankruptcy proceedings is to enable the filing entities to establish a section 524(g) trust accompanied by a court order that will direct all existing and future SPHC-related and Bondex-related claims to such trust, which will then compensate asbestos claimants based upon factors set forth in an approved plan of reorganization. Since the date of the filing, and in accordance with GAAP, the financial results of SPHC and Bondex have been deconsolidated from our financial results.

At a hearing held on November 13, 2013, the Bankruptcy Court granted the motion of the Official Committee of Asbestos Personal Injury Claimants and the Future Claimants’ Representative (collectively, the “ACC/FCR”) for standing to pursue SPHC estate claims against us, certain of our current and former directors and executive officers, and third party advisors. As previously disclosed, we anticipated that the ACC/FCR might be permitted to pursue claims on behalf of the SPHC and Bondex estates against us. We believe that the alleged SPHC estate claims are without merit and, if such claims are made, intend to contest them vigorously.

Both SPHC and Bondex (collectively, the “Debtors”), and the ACC/FCR have filed proposed plans of reorganization with the Bankruptcy Court. The Debtors’ proposed plan, which we support, would establish an asbestos trust to compensate legitimate asbestos claimants of the Debtors. The asbestos trust would be funded by two notes (one issued by SPHC and us as co-obligors, the other issued by Bondex and us as co-obligors). The notes would provide for an initial payment of $125 million to the trust. Additional payments under the notes would be determined by the final outcome (whether by court order or settlement) of the pending litigation of the estimated value of the Debtors’ asbestos claims and the anticipated litigation of the SPHC estate claims against us and other parties and possibly Bondex estate claims against us and other parties. The note payments would be made in cash or shares of our common stock. Upon consummation of the plan, SPHC and Bondex would continue to be our wholly owned direct and indirect subsidiaries, respectively, and have no further liability with respect to asbestos claims. We and our affiliates would likewise have no liability for such claims under the proposed plan, except as may be determined in the litigation of the SPHC and Bondex estate claims described above.

The proposed ACC/FCR plan, which is opposed by the Debtors and us, is an SPHC-only plan. It likewise provides for the creation of an asbestos trust, but only for SPHC asbestos claims. Pursuant to the ACC/FCR plan, our equity interest in SPHC would be cancelled, and 100% of the new stock in SPHC would be issued to the asbestos trust. Although the ACC/FCR plan would permanently protect SPHC against current and future asbestos claims, it would provide no protection to us and our affiliates and would contemplate that we would again be subject to suit in the tort system by current and future asbestos claimants of SPHC and Bondex. In addition, the plan would provide that the asbestos trust could sue us and our affiliates with respect to any claims that SPHC holds against us and our affiliates.

The Bankruptcy Court initially scheduled a hearing with respect to the disclosure statements for the two plans for December 17, 2013, but that hearing was adjourned until February 5, 2014. At or subsequent to that hearing, the

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bankruptcy Court may take a variety of actions, including ordering one or both of the plans to be submitted to creditors for a vote, or determining not to authorize the submission of either of the plans to a vote. A vote of the creditors is an interim step toward the ultimate confirmation of a plan, which would remain subject to further proceedings before the Bankruptcy Court and the United States District Court for the District of Delaware (the “District Court”), and potential appeals of actions taken by those courts. The Debtors contend that the ACC/FCR plan is not confirmable, and the ACC/FCR have made similar contentions with respect to the Debtors’ plan.

At this time, we have no basis to make a determination as to whether either of the proposed plans of reorganization will be confirmed or otherwise move forward, or as to when, or whether, a consensual resolution of the bankruptcy proceedings will be reached, or as to the terms and conditions that may be set forth in any plan of reorganization that may ultimately be confirmed by the Bankruptcy Court and the District Court, whether by agreement or otherwise.

As previously disclosed, the Bankruptcy Court issued an opinion in May 2013 estimating the current and future asbestos claims associated with Bondex and SPHC at approximately $1.17 billion, which represented one step in the legal process in helping to determine the amount of potential funding for a 524(g) asbestos trust. The Debtors firmly believe that the opinion substantially overstates the amount of their liability and is not supported by the facts or the law, and we and the Debtors have appealed the ruling. Those appeals have been consolidated by the District Court and are pending in that court. The ACC/FCR have filed a motion to dismiss the appeals and we and the Debtors have filed a motion seeking certification of the estimation order for direct review by the United States Court of Appeals for the Third Circuit. Both motions are opposed and both remain pending. Briefing of the appeal has been stayed pending the disposition of the motions. Unless the motions to dismiss and for certification pending in the District Court are ruled on in the near term, we currently expect that the appeal process could take an additional two to three years.

Prior to the bankruptcy filing, the filing entities had litigated and, on many occasions, settled asbestos-related products liability claims brought against them. The debtors paid $92.6 million during the year ended May 31, 2010, prior to the bankruptcy filing, in connection with the litigation and settlement of asbestos claims, $42.6 million of which consisted of defense costs. With the exception of the appeal bonds described in Note 3, no claims have been paid since the bankruptcy filing and it is not contemplated that any claims will be paid until a plan of reorganization is confirmed and an asbestos trust is established and operating.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We also offer warranty programs at several of our industrial businesses and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liability represents our best estimate at November 30, 2013, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense.

The following table includes the changes in our accrued warranty balances:

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands)	2013	2012	2013	2012
Beginning Balance	$9,842	$14,527	$9,330	$14,751
Deductions (1)	(7,179)	(4,082)	(11,975)	(7,987)
Provision charged to SG&A expense	5,916	4,693	11,224	8,374

Ending Balance	$8,579	$15,138	$8,579	$15,138

(1)	Primarily claims paid during the year.

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

As previously disclosed, we recorded a $65.1 million accrual during the year ended May 31, 2013 associated with settlement discussions with the U.S. Department of Justice (the “DOJ”) and the U.S. General Services Administration (the “GSA”) Office of Inspector General aimed at resolving an existing investigation. Since first receiving a broad request for documents from the GSA in March 2011, we cooperated with that investigation, which involved our compliance with certain pricing terms and conditions of our GSA Multiple Award Schedule contracts under which the roofing division of our Building Solutions Group sold products and services to the federal government. A substantial majority of the transactions as to which potential compliance issues were raised took place during the period from 2002 to 2008. In August 2013, we entered into a final agreement with the DOJ and the GSA Office of Inspector General regarding this matter. During the six months ended November 30, 2013, we paid the GSA Office of Inspector General $61.9 million and made other payments for miscellaneous expenses relating to this matter for approximately $0.4 million. We expect to pay approximately $2.8 million more in legal fees and other related costs arising out of this investigation. The accrual for this

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingency represents our assessment of the amount of probable loss that may result from this matter. In assessing our probable loss, we have considered the potentially disputed amounts under the relevant contracts, together with our understanding of policies for resolving such matters. The actual amount of our loss under the terms of any settlement may vary from the amount of the accrual. The accrual for this contingency is classified in other accrued liabilities in our Consolidated Balance Sheets.

NOTE 16 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three months ended November 30, 2013, we did not repurchase any shares of our common stock under this program.

NOTE 17 — EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three months ended November 30, 2013 and 2012:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at August 31, 2013	$1,261,684	$162,043	$1,423,727
Net income	63,562	4,852	68,414
Other Comprehensive Income:
Foreign currency translation adjustments	19,409	4,796	24,205
Pension and other postretirement benefit liability adjustments, net of tax	2,200	11	2,211
Unrealized (loss) on securities, net of tax	6,341	60	6,401
Unrealized gain on derivatives, net of tax	(782)	(212)	(994)

Total Other Comprehensive Income, net of tax	27,168	4,655	31,823

Comprehensive Income	90,730	9,507	100,237
Dividends paid	(31,960)		(31,960)
Other noncontrolling interest activity	(88)	88	—
Shares repurchased	(3,201)		(3,201)
Stock option exercises, net	261		261
Stock based compensation expense	773		773
Restricted awards, net	4,023		4,023

Total Equity at November 30, 2013	$1,322,222	$171,638	$1,493,860

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at August 31, 2012	$1,226,240	$143,360	$1,369,600
Net income	41,668	4,419	46,087
Other Comprehensive Income:
Foreign currency translation adjustments	(3,659)	1,623	(2,036)
Pension and other postretirement benefit liability adjustments, net of tax	3,242	136	3,378
Unrealized gain (loss) on securities, net of tax	1,865	211	2,076
Unrealized gain on derivatives, net of tax	(585)	(159)	(744)

Total Other Comprehensive Income, net of tax	863	1,811	2,674

Comprehensive Income	42,531	6,230	48,761
Dividends paid	(29,773)		(29,773)
Other noncontrolling interest activity	(975)	—	(975)
Shares repurchased	(1,094)		(1,094)
Stock option exercises, net	1,762		1,762
Stock based compensation expense	623		623
Restricted awards, net	3,638		3,638

Total Equity at November 30, 2012	$1,242,952	$149,590	$1,392,542

The following table illustrates the components of total equity and comprehensive income for the six months ended November 30, 2013 and 2012:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2013	$1,200,858	$154,075	$1,354,933
Net income	166,660	8,643	175,303
Other Comprehensive Income:
Foreign currency translation adjustments	2,338	8,453	10,791
Pension and other postretirement benefit liability adjustments, net of tax	4,961	174	5,135
Unrealized gain (loss) on securities, net of tax	4,909	53	4,962
Unrealized (loss) on derivatives, net of tax	(696)	(189)	(885)

Total Other Comprehensive Income, net of tax	11,512	8,491	20,003

Comprehensive Income	178,172	17,134	195,306
Dividends paid	(61,796)		(61,796)
Other noncontrolling interest activity	(429)	429	—
Shares repurchased	(6,867)		(6,867)
Stock option exercises, net	2,662		2,662
Stock based compensation expense	1,482		1,482
Restricted awards, net	8,140		8,140

Total Equity at November 30, 2013	$1,322,222	$171,638	$1,493,860

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2012	$1,183,656	$130,327	$1,313,983
Net income	75,581	8,373	83,954
Other Comprehensive Income:
Foreign currency translation adjustments	25,005	12,189	37,194
Pension and other postretirement benefit liability adjustments, net of tax	4,776	(192)	4,584
Unrealized gain (loss) on securities, net of tax	2,690	(966)	1,724
Unrealized gain on derivatives, net of tax	(416)	(141)	(557)

Total Other Comprehensive Income, net of tax	32,055	10,890	42,945

Comprehensive Income	107,636	19,263	126,899
Dividends paid	(58,054)		(58,054)
Other noncontrolling interest activity	309		309
Shares repurchased	(1,094)		(1,094)
Stock option exercises, net	2,365		2,365
Stock based compensation expense	1,211		1,211
Restricted awards, net	6,923		6,923

Total Equity at November 30, 2012	$1,242,952	$149,590	$1,392,542

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

	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Net Sales
Industrial Segment	$708,713	$691,076	$1,439,939	$1,394,411
Consumer Segment	362,774	326,350	796,222	669,729

Consolidated	$1,071,487	$1,017,426	$2,236,161	$2,064,140

Income (Loss) Before Income Taxes
Industrial Segment	$81,394	$75,495	$178,975	$149,799
Consumer Segment	51,720	38,561	134,437	97,349
Corporate/Other	(35,530)	(43,014)	(68,612)	(104,044)

Consolidated	$97,584	$71,042	$244,800	$143,104

	November 30, 2013	May 31, 2013
Identifiable Assets
Industrial Segment	$2,338,802	$2,461,163
Consumer Segment	1,613,339	1,584,336
Corporate/Other	118,380	70,027

Consolidated	$4,070,521	$4,115,526

NOTE 19 — $205 MILLION CONVERTIBLE NOTE OFFERING

Subsequent to the current quarter, we sold $205 million of our 2.25% Convertible Senior Notes (the “Convertible Notes”) due December 15, 2020. In accordance with the agreement, we will pay interest on the Convertible Notes semi-annually on June 15th and December 15th of each year, beginning on June 15th, 2014. The notes will be convertible under certain circumstances and during certain periods at an initial conversion rate of 18.8905 shares of RPM’s common stock per $1,000 principal amount of notes (representing an initial conversion price of

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $52.94 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the notes may be settled, at our election, in cash, shares of RPM’s common stock, or any combination thereof.

The net proceeds, totaling approximately $200.1 million, were used to repay $200.0 million in principal amount of unsecured senior notes due December 15, 2013, which had an interest rate of 6.25%, together with accrued and unpaid interest thereon. Since we refinanced this debt with proceeds received from our issuance of $205 million of 2.25% convertible notes due 2020, the senior notes were classified as long-term debt at November 30, 2013.

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

	Three Months Ended		Six Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
(In thousands)
Net Sales
Industrial Segment	$708,713	$691,076	$1,439,939	$1,394,411
Consumer Segment	362,774	326,350	796,222	669,729

Consolidated	$1,071,487	$1,017,426	$2,236,161	$2,064,140

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$81,394	$75,495	$178,975	$149,799
Interest (Expense), Net (b)	(2,528)	(2,626)	(5,062)	(5,234)

EBIT (c)	$83,922	$78,121	$184,037	$155,033

Consumer Segment
Income Before Income Taxes (a)	$51,720	$38,561	$134,437	$97,349
Interest (Expense), Net (b)	26	(19)	65	(19)

EBIT (c)	$51,694	$38,580	$134,372	$97,368

Corporate/Other
(Expense) Before Income Taxes (a)	$(35,530)	$(43,014)	$(68,612)	$(104,044)
Interest (Expense), Net (b)	(16,302)	(15,859)	(30,638)	(24,707)

EBIT (c)	$(19,228)	$(27,155)	$(37,974)	$(79,337)

Consolidated
Income (Loss) Before Income Taxes (a)	$97,584	$71,042	$244,800	$143,104
Interest (Expense), Net (b)	(18,804)	(18,504)	(35,635)	(29,960)

EBIT (c)	$116,388	$89,546	$280,435	$173,064

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles (“GAAP”) in the U.S., to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
(c)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2013

Net Sales Consolidated net sales increased 5.3% to $1,071.5 million for the quarter ended November 30, 2013 due to organic growth of 5.3% and acquisition growth of 0.8%, offset by an unfavorable foreign exchange impact of 0.8%. Industrial segment net sales for the current quarter were up 2.6% to $708.7 million due to acquisition growth of 0.4% and organic growth of 3.1%, offset by an unfavorable foreign exchange impact of 0.9%. The consumer segment generated net sales of $362.8 million, or 11.2% net sales growth during the current quarter versus the same period a year ago, due to organic growth of 10.1% and acquisition growth of 1.7%, offset by an unfavorable foreign exchange impact of 0.6%.

Gross Profit Margin Our consolidated gross profit margin improved to 42.7% of net sales for the second quarter of fiscal 2014 versus a consolidated gross profit margin of 41.8% for the comparable period a year ago, reflecting the impact of accretive acquisitions completed during the last 12 months, a favorable mix of sales, and favorable pricing initiatives instituted primarily during prior periods in order to offset raw material cost increases.

Selling, General and Administrative Expenses (“SG&A”) Our consolidated SG&A remained flat at 32.0% of net sales for the quarter ended November 30, 2013 compared with the same period a year ago. The current quarter SG&A expense reflects an increase in commission and compensation-related expense as well as higher distribution and freight expense, offset by lower acquisition-related expense, bad debt and legal settlement expense. Warranty expense for the quarter ended November 30, 2013 increased from the amount recorded during the comparable prior year period. We anticipate that warranty expense will fluctuate from period to period, but will likely continue to slowly decline over the next few years.

Our industrial segment SG&A was approximately $6.7 million higher during the second quarter of fiscal 2014 versus the comparable prior year period, and was slightly higher as a percentage of net sales, reflecting the unfavorable impact of higher employee compensation and commission expense, higher warranty and distribution expense versus the comparable prior year period, partially offset by lower bad debt and legal settlement expense versus last year’s second quarter.

Our consumer segment SG&A was approximately $7.7 million higher during the second quarter of fiscal 2014 versus the comparable prior year period, but lower as a percentage of net sales in the second quarter of fiscal 2014 as compared with the same period a year ago, primarily reflecting this segment’s 10.1% organic growth in net sales. SG&A expense for this segment also reflects higher employee compensation expense during the current quarter of fiscal 2014 versus the comparable prior year period, offset by lower acquisition-related expenses and lower bad debt expense.

SG&A expenses in our corporate/other category increased by $2.9 million during the current quarter of fiscal 2014 to $19.2 million from $16.4 million during the comparable prior year period. The increase in SG&A expense primarily reflects the impact of higher compensation-related expense and professional services expense during the current quarter versus the same period a year ago.

We recorded total net periodic pension and postretirement benefit costs of $11.7 million and $12.9 million for the second quarter of fiscal 2014 and 2013, respectively. The $1.2 million decrease in pension expense was primarily the result of $1.0 million of additional net actuarial gains recorded during the second quarter of fiscal 2014 versus the comparable prior year period and a favorable impact of $1.1 million due to a higher expected return on plan assets. Higher service and interest cost of $0.9 million during the second quarter of fiscal 2014 versus the comparable prior year period slightly offset those gains. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note 7, “Pension Plans,” for additional information regarding these benefits.

Interest Expense Interest expense was $20.8 million for the second quarter of fiscal 2014 versus $19.9 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s second quarter by approximately $0.2 million versus the same period a year ago. Excluding acquisition-related borrowings, lower average borrowings year-over-year decreased interest expense by approximately $0.1 million. Higher interest rates, which averaged 5.22% overall for the second quarter of fiscal 2014 compared with 5.08% for the same period of fiscal 2013, increased interest expense by approximately $0.8 million during the current quarter versus the same period last year.

Investment Expense (Income), Net Net investment income of $2.0 million during the second quarter of fiscal 2014 compares to net investment income of $1.4 million during the same period last year. Dividend and interest income totaled $1.9 million for each of the quarters ended November 30, 2013 and 2012. Net realized gains on the sales of investments totaled $0.2 million during the second quarter of fiscal 2014, while those gains were immaterial during the same period a year ago. During the second quarter of fiscal 2014, impairments recognized on securities that management has determined are other-than-temporary declines in value were $0.1 million; while there were approximately $0.5 million of such losses during the same period a year ago.

Other Expense (Income), Net Other income of $1.5 million for the second quarter of fiscal 2014 compared with other expense of $9.7 million for the same period a year ago. The majority of the expense for the prior period, or $10.8 million, was recorded by our corporate/other segment, and represented impairment losses stemming from our various investments in Kemrock. As previously disclosed, as the economy and financial markets in India declined a year ago, we wrote down a portion of our equity investment in Kemrock and also the value of the conversion option feature of our investment in Kemrock’s convertible bonds during the prior year second quarter. More detailed information is included in Note 2.

Other items reflected in this balance include net royalty income of $0.7 million and $0.4 million for the second quarter of fiscal 2014 and fiscal 2013, respectively. Lastly, included in this balance is our equity in earnings of unconsolidated affiliates totaling approximately $0.8 million and $0.7 million for the second quarter of fiscal 2014 and 2013, respectively.

Income Before Income Taxes (“IBT”) Our consolidated pretax income for the second quarter of fiscal 2014 of $97.6 million compares with pretax income of $71.0 million for the second quarter of fiscal 2013.

Our industrial segment had pretax income of $81.4 million, or 11.5% of net sales, for the quarter ended November 30, 2013, versus pretax income of $75.5 million, or 10.9% of net sales, for the same period a year ago. The increase in IBT for the industrial segment resulted from the 3.1% growth in organic sales during the current period versus the same period last year, along with the improvements in this segment’s gross profit margin. Our consumer segment IBT increased to $51.7 million, or 14.3% of net sales for the second quarter of fiscal 2014, from the comparable prior year period result of $38.6 million, or 11.8% of net sales. This was driven primarily by the 11.2% growth in organic net sales for the consumer segment in the second quarter of fiscal 2014 from the comparable prior year period, stemming from new product introductions and accretive acquisitions.

Income Tax Rate The effective income tax rate was 29.9% for the three months ended November 30, 2013 compared to an effective income tax rate of 35.1% for the three months ended November 30, 2012.

For the three months ended November 30, 2013 and 2012, the effective tax rates reflect variances from the 35% federal statutory rate primarily due to lower effective tax rates of certain of our foreign subsidiaries, the favorable impact of certain foreign operations on our U.S. taxes, the research and development tax credit, the benefit of the domestic manufacturing deduction and for the three months ended November 30, 2013, the impact of lower valuation allowances on foreign tax credit carryforwards. These favorable variances from the statutory tax rate were offset by the net impact of valuation allowances associated with certain foreign net operating losses, state and local income taxes, and non-deductible business operating expenses.

Additionally for the three months ended November 30, 2012, the effective tax rate differed from the federal statutory rate as a result of valuation allowances related to losses associated with our investments in Kemrock and as a result of the impact on our effective tax rate in certain foreign jurisdictions where income tax benefits associated with net operating losses incurred by those foreign businesses are not recognized.

As of November 30, 2013, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at November 30, 2013 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carry forwards, capital loss carryforwards, unrealized losses on securities, certain foreign net operating losses and net foreign deferred tax assets.

Net Income Net income of $68.4 million for the quarter ended November 30, 2013 compares to net income of $46.1 million for the comparable prior year period, which results in a net margin on sales of 6.4% and 4.5%, respectively, for the second quarter of fiscal 2014 and 2013. Excluding the impact of the prior year losses relating to our former investments in Kemrock, the prior period adjusted net income of $56.9 million represented an adjusted net margin on sales of 5.6%. The current period growth in net income reflects the organic growth in sales of 5.3% during the current quarter versus the comparable prior year period, coupled with accretive acquisitions. During the quarter ended November 30, 2013, we had net income from noncontrolling interests of $4.8 million versus $4.4 million during the comparable prior year period. Net income attributable to RPM International Inc. stockholders was $63.6 million and $41.7 million, respectively, for the quarters ended November 30, 2013 and 2012.

Diluted earnings per share of common stock for the quarter ended November 30, 2013 of $0.48 compares with diluted earnings per share of common stock of $0.31 for the quarter ended November 30, 2012.

Six Months Ended November 30, 2013

Net Sales Consolidated net sales increased 8.3% to $2.24 billion for the six months ended November 30, 2013 due to organic growth of 5.3% and acquisition growth of 3.6%, offset by an unfavorable foreign exchange impact of 0.6%. Industrial segment net sales for the first half of fiscal 2014 were up 3.3% to $1.44 billion due to acquisition growth of 0.6% and organic growth of 3.3%, offset by an unfavorable foreign exchange impact of 0.6%. The consumer segment generated net sales of $796.2 million, or 18.9% net sales growth during this year’s first half versus the same period a year ago, due to organic growth of 9.6% and acquisition growth of 9.8%, offset by an unfavorable foreign exchange impact of 0.5%.

Gross Profit Margin Our consolidated gross profit margin improved to 42.8% of net sales for the first half of fiscal 2014 versus a consolidated gross profit margin of 41.6% for the comparable period a year ago, reflecting the impact of accretive acquisitions completed during the last 12 months, a favorable mix of sales and pricing initiatives instituted primarily during prior periods in order to offset unfavorable swings in foreign exchange and raw material cost increases. Additionally, the prior period was negatively impacted by approximately 20 basis points as a result of one-time charges taken by the industrial segment’s roofing division for revised cost estimates in conjunction with unprofitable contracts outside of North America.

SG&A Our consolidated SG&A decreased to 30.4% of net sales for the first half of fiscal 2014 compared with 30.8% of net sales for the same period a year ago. During the prior year period, our industrial segment recorded $5.0 million of bad debt expense related to its $10.0 million loan to Kemrock, and $5.6 million in roofing exit costs related to a loss contract outside North America. The current period decrease in SG&A as a percent of net sales versus the prior year also reflects lower legal settlement and bad debt expense, offset by higher employee compensation-related expense, including commissions on higher sales, as well as higher distribution expense and unfavorable foreign exchange. Warranty expense for the six months ended November 30, 2013 also increased from the amount recorded during the comparable prior year period. We anticipate that warranty expense will fluctuate from period to period, but will likely continue to slowly decline over the next few years.

Our industrial segment SG&A was approximately $12.7 million higher during the first half of fiscal 2014 versus the comparable prior year period, but slightly lower as a percentage of net sales, reflecting this segment’s current period growth in organic sales of 3.3%. Results for the prior year period reflect the impact of the $5.0 million bad debt write down on our loan to Kemrock and the $10.6 million loss related to a loss contract outside North America and exit costs related to that contract as previously discussed. Industrial segment results for the first half of fiscal 2014 reflect the impact of higher employee compensation and benefit expense, including higher commissions, higher distribution expense, warranty expense and unfavorable foreign exchange, partially offset by lower legal settlement and bad debt expense versus the comparable prior year period.

Our consumer segment SG&A was approximately $24.1 million higher during the first half of fiscal 2014 versus the comparable prior year period, but lower as a percentage of net sales during the first half of fiscal 2014 as compared with the same period a year ago. This reflects the leveraging of this segment’s 18.9% growth in net sales over the prior year period despite higher compensation-related expense, including commissions, along with higher acquisition-related expense, legal and advertising expense during this year’s first half versus the same period a year ago.

SG&A expenses in our corporate/other category increased by $5.0 million during the first half of fiscal 2014 to $38.0 million from $33.0 million during the comparable prior year period. The increase in SG&A expense reflects the combination of higher employee compensation, higher legal expense and unfavorable foreign exchange.

We recorded total net periodic pension and postretirement benefit costs of $23.4 million and $25.8 million for the first half of fiscal 2014 and 2013, respectively. The $2.4 million decrease in pension expense was primarily the result of $2.0 million of additional net actuarial gains recorded during the first half of fiscal 2014 versus the comparable prior year period and a favorable impact of $2.2 million due to larger returns on higher plan asset levels. Higher service and interest cost of $1.8 million during the first half of fiscal 2014 versus the comparable prior year period slightly offset those gains. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Interest Expense Interest expense was $41.5 million for the first half of fiscal 2014 versus $38.3 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first half by approximately $2.0 million versus the same period a year ago. Excluding acquisition-related borrowings, higher average borrowings year-over-year increased interest expense by approximately $1.3 million. Lower interest rates, which averaged 5.14% overall for the first half of fiscal 2014 compared with 5.31% for the same period of fiscal 2013, decreased interest expense by approximately $0.1 million during the current six-month period versus the same period last year.

Investment Expense (Income), Net Net investment income of $5.9 million during this year’s first half compares to net investment income of $8.3 million for the same period a year ago. Dividend and interest income totaled $3.6 million during this year’s first half versus $4.3 million of income during the same period last year. Net realized gains on the sales of investments resulted in a net gain of $2.4 million for this year’s first half versus a net gain of $4.6 million for the same period during fiscal 2013. Impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.1 million for the first half of fiscal 2014, versus impairments of $0.6 million for the same period a year ago.

Other (Income), Net Other income of $2.0 million for the first half of fiscal 2014 compared with other expense of $49.1 million for the same period a year ago. The prior period result reflects $51.1 million of impairment losses stemming from our various investments in Kemrock. As previously disclosed, as the economy and financial markets in India declined a year ago, we wrote down a portion of our equity investment in Kemrock and also the value of the conversion option feature of our investment in Kemrock’s convertible bonds. More detailed information is included in Note 2.

Other items reflected in this balance include net royalty income of approximately $0.4 million and $0.7 million for the first half of fiscal 2014 and fiscal 2013, respectively. Lastly, included in this balance is our equity in earnings of unconsolidated affiliates totaling approximately $1.5 million and $1.2 million for the first half of fiscal 2014 and 2013, respectively.

IBT Our consolidated pretax income for this year’s first half of $244.8 million compares with pretax income of $143.1 million for the same period last year, resulting in a pretax profit margin on net sales of 10.9% for the current period versus a pretax profit margin on net sales of 6.9% a year ago. As discussed above, the prior period results reflect the impact of the impairment losses relating to our various investments in Kemrock, approximating $56.1 million, combined with the approximately $11.0 million in losses on contracts outside of North America in our roofing division and related exit costs.

Our industrial segment had IBT of $179.0 million, for a profit margin on net sales of 12.4% for this year’s first half, versus IBT of $149.8 million, for a profit margin on net sales of 10.7%, for the same period last year. Our consumer segment IBT increased to $134.4 million, or 16.9% of net sales for the period, from last year’s first half’ IBT of $97.3 million, or 14.5% of net sales. The increase in IBT as a percent of sales for the consumer segment resulted primarily from the leverage of the impact of this segment’s 18.9% growth in net sales, including the impact of accretive acquisitions during the current period versus the same period a year ago.

Income Tax Rate The effective income tax rate was 28.4% for the six months ended November 30, 2013 compared to an effective income tax rate of 41.3% for same period a year ago.

For the six months ended November 30, 2013 and 2012, the effective tax rates reflect variances from the 35% federal statutory rate primarily due to lower effective tax rates of certain of our foreign subsidiaries, the favorable impact of certain foreign operations on our U.S. taxes, the research and development tax credit, the benefit of the domestic manufacturing deduction and for the three and six months ended November 30, 2013, the impact of lower valuation allowances on foreign tax credit carryforwards. These favorable variances from the statutory tax rate were offset by the net impact of valuation allowances associated with certain foreign net operating losses, state and local income taxes, and non-deductible business operating expenses.

Furthermore, for the six month period ended November 30, 2013, the effective tax rate includes a discrete benefit related to the recognition of a foreign deferred income tax asset resulting from the merger of certain foreign subsidiaries. This benefit was partially offset by the impact of the enactment of a Canadian tax law change, Canada Bill C-48, Technical Tax Amendments Act, 2012 (“Bill C-48”), which was effective as of June 26, 2013.

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

As described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended November 30, 2013, there is uncertainty as to whether we will be able to recognize certain deferred tax assets. Refer to the section captioned “Three Months Ended November 30, 2013 – Income Tax Rate,” for further information.

Net Income Net income of $175.3 million for the first half of fiscal 2014 compares to net income of $84.0 million for the same period last year, reflecting the prior period impairment losses relating to our investments in Kemrock and the impact of loss contracts outside of North America at our roofing division. Excluding those prior period charges, adjusted net income during the prior year period approximated $147.3 million. Net income as a percentage of net sales of 7.8% for the current year period compares with an adjusted net margin on sales of 7.1% for the comparable prior year period. Net income for the current year period reflects the leverage of the organic growth in net sales of 5.3% versus net sales for the same period last year, as well as accretive acquisitions. During the six months ended November 30, 2013, we had net income from noncontrolling interests of $8.6 million versus $8.4 million during the same period a year ago. Net income attributable to RPM International Inc. stockholders was $166.7 million for the six months ended November 30, 2013, versus $75.6 million for the same period a year ago.

Diluted earnings per share of common stock for the first half of fiscal 2014 of $1.25 compares with $0.57 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $21.8 million of cash was provided by operating activities during the first half of fiscal 2014 compared with $127.6 million during the same period during fiscal 2013, resulting in $105.8 million less cash provided during the current period versus the same period a year ago.

The net change in cash from operations includes the change in net income, which increased by $91.3 million during the first half of fiscal 2014 versus the same period a year ago. Reflected in net income for the prior year six month period are $61.7 million of one-time charges for the write-downs of our various investments in Kemrock and the exit costs and revised cost estimates recorded by our industrial segment’s roofing division a year ago. Other items impacting the net change in cash from operations included items adjusting net income for non-cash expenses and income, which decreased cash flows by approximately $51.0 million more during the current period versus the same period last year; and changes in working capital accounts and all other accruals, which decreased cash flows by $84.4 million during the first half of fiscal 2014 versus the same period last year.

The decrease in accounts receivable during the first half of fiscal 2014 provided cash of $22.0 million versus the $63.7 million of cash generated by accounts receivable during the same period last year, or approximately $41.7 million less cash provided year-over-year. This resulted from the geographical mix of sales and from the timing of sales and collections on accounts receivable. Days sales outstanding at November 30, 2013 increased to 61.2 days from 60.8 days sales outstanding at November 30, 2012.

Inventory balances used $44.0 million of cash during the first half of fiscal 2013, compared with the use of $25.9 million in cash during the same period last year, or $18.1 million more cash used year-over-year. Days of inventory outstanding at November 30, 2013 increased to 87.7 days from 82.9 days of inventory outstanding at November 30, 2012.

The current year-to-date change in accounts payable used $16.1 million more cash during the first half of fiscal 2014 compared to the same period last year, resulting from a change in the timing of certain payments. Accrued compensation and benefits used approximately $18.0 million less cash during the first half of fiscal 2014 versus the same period last year, as there were higher bonus accruals established during the current period related to better operating performance versus last year’s first half. Other accruals and prepaids, including those for other short-term and long-term items and changes, used $17.6 million more cash during the first half of fiscal 2014 versus the same period a year ago, due to changes in the timing of such payments.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. Capital expenditures of $34.6 million during the first half of fiscal 2014 compare with depreciation of $29.1 million. We believe our current production capacity, along with moderate plant modifications or additions will be adequate to meet our immediate needs based on anticipated growth rates. We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand throughout fiscal 2014.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At November 30, 2013, the fair value of our investments in marketable securities totaled $135.2 million, of which investments with a fair value of $35.9 million were in an unrealized loss position. At May 31, 2013, the fair value of our investments in marketable securities totaled $113.1 million, of which investments with a fair value of $36.6 million were in an unrealized loss position. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. Total pretax unrealized losses recorded in accumulated other comprehensive income at November 30, 2013 and May 31, 2013 were $1.6 million and $1.0 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at November 30, 2013 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at November 30, 2013 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general economic and market conditions. If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of November 30, 2013, approximately 86% of our consolidated cash and cash equivalents were held at various foreign subsidiaries. Currently, the funds held at our foreign subsidiaries are considered permanently reinvested to be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Although we do not intend to repatriate any significant amounts of these cash balances to the U.S. in the foreseeable future, any repatriation of these balances could be subject to governmental restrictions and U.S. and foreign taxes. However, a portion of the foreign earnings have previously been subject to U.S. taxation and could be repatriated to the U.S. with little or no residual tax impact. We believe that the tax impact of repatriating these previously taxed earnings to the U.S. would not have a material impact on our financial results.

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

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $969.5 million at November 30, 2013. Our debt-to-capital ratio was 50.9% at November 30, 2013, compared with 53.3% at May 31, 2013.

2.25% Convertible Senior Notes due 2020

Subsequent to the current quarter, on December 9, 2013, we issued $205 million of 2.25% convertible senior notes due 2020 (the “Convertible Notes”). In accordance with the agreement, we will pay interest on the Convertible Notes semi-annually on June 15th and December 15th of each year, beginning on June 15, 2014. Net proceeds of approximately $200.1 million from the sale were used to refinance $200 million in principal amount of unsecured senior notes due December 15, 2013, which bear interest at 6.25%, together with accrued and unpaid interest thereon.

The 2.25% Convertible Notes will be convertible under certain circumstances and during certain periods at an initial conversion rate of 18.8905 shares of RPM common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $52.94 per share of common stock), subject to adjustment in certain circumstances. The initial conversion price represents a conversion premium of approximately 37% over the last reported sale price of RPM common stock of $38.64 on December 3, 2013. Prior to June 15, 2020, the Convertible Notes may be converted only upon specified events, and, thereafter, at any time. Upon conversion, the Convertible Notes may be settled, at RPM’s election, in cash, shares of RPM’s common stock, or a combination of cash and shares of RPM’s common stock.

6.25% Notes due 2013

On December 15, 2013, our $200 million 6.25% senior notes matured. Subsequent to the current quarter, we refinanced this debt with proceeds received from our issuance of $205 million of Convertible Notes due 2020. As a result, the senior notes were classified as long-term debt at November 30, 2013.

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

As of November 30, 2013, we were in compliance with all covenants contained in our Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 51.0%, while our interest coverage ratio was 5.89 to 1.

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

The following table summarizes our financial obligations and their expected maturities at November 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total Contractual Payment Stream	Payments Due In
		2014	2015-16	2017-18	After 2018
(In thousands)
Long-term debt obligations	$1,369,950	$204,834	$151,855	$253,541	$759,720
Capital lease obligations	1,462	638	807	17
Operating lease obligations	186,891	44,628	62,719	32,374	47,170
Other long-term liabilities (1):
Interest payments on long-term debt obligations	357,760	69,442	117,354	108,325	62,639
Contributions to pension and postretirement plans (2)	333,700	35,900	95,800	89,800	112,200

Total	$2,249,763	$355,442	$428,535	$484,057	$981,729

(1)	Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $21.9 million at November 30, 2013. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.

(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume the required minimum contribution will be contributed.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings, other than the minimum operating lease commitments included in the above Contractual Obligations table. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in, or relationships with, any special purpose entities that are not reflected in our financial statements. At the end of fiscal 2010, we deconsolidated our wholly owned subsidiary, SPHC, and its subsidiaries, from our balance sheet and eliminated the results of SPHC’s operations from our operations beginning on May 31, 2010. We account for our investment in SPHC, which had no value at November 30, 2013 and May 31, 2013, under the cost method (refer to Note 3 to the Consolidated Financial Statements).

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

GSA Investigation

As previously disclosed, we recorded a $65.1 million accrual during the year ended May 31, 2013 associated with settlement discussions with the DOJ and the GSA Office of Inspector General aimed at resolving an existing investigation. In August 2013, we entered into a final agreement with the DOJ and the GSA Office of Inspector General regarding this matter. During the quarter ended August 31, 2013, we paid the GSA Office of Inspector General $61.9 million, and we have since made other payments for miscellaneous expenses relating to this matter of approximately $0.4 million. We expect to pay approximately $2.8 million more in legal fees and other related costs arising out of this investigation. See Note 15 to the Consolidated Financial Statements for more information.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2013 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the first quarter of fiscal 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
September 1, 2013 through September 30, 2013	—	$—	—	—
October 1, 2013 through October 31, 2013	96,440	$37.09	—	—
November 1, 2013 through November 30, 2013	7,569	$39.20	—	—

Total — Second Quarter	104,009	$37.24	—	—

(1)	All of the shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.’s Amended and Restated 2004 Omnibus Equity and Incentive Plan and the 2003 Restricted Plan for Directors.
(2)	Refer to Note 16 of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

4.1	First Supplemental Indenture, dated December 9, 2013 for the 2.25% Convertible Senior Notes due 2020 (which includes the form of Note), to the Indenture dated as of February 14, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A., which is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 11, 2013 (File No. 00-14187).

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Russell L. Gordon
Russell L. Gordon
Vice President and
Chief Financial Officer

Dated: January 8, 2014