Form 10-Q
period 2014-02-28
RPM INTERNATIONAL INC/DE/
filed 2014-04-03
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014,

or

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

As of April 1, 2014

133,247,375 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 28, 2014	May 31, 2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$216,001	$343,554
Trade accounts receivable (less allowances of $29,988 and $28,904, respectively)	705,153	787,517
Inventories	634,583	548,680
Deferred income taxes	38,310	36,565
Prepaid expenses and other current assets	157,351	169,956

Total current assets	1,751,398	1,886,272

Property, Plant and Equipment, at Cost	1,162,961	1,128,123
Allowance for depreciation and amortization	(656,169)	(635,760)

Property, plant and equipment, net	506,792	492,363

Other Assets
Goodwill	1,142,186	1,113,831
Other intangible assets, net of amortization	464,486	459,613
Other	168,943	163,447

Total other assets	1,775,615	1,736,891

Total Assets	$4,033,805	$4,115,526

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$336,692	$478,185
Current portion of long-term debt	5,957	4,521
Accrued compensation and benefits	130,583	154,844
Accrued loss reserves	21,784	27,591
Other accrued liabilities	192,327	262,889

Total current liabilities	687,343	928,030

Long-Term Liabilities
Long-term debt, less current maturities	1,382,478	1,369,176
Other long-term liabilities	430,697	417,160
Deferred income taxes	48,372	46,227

Total long-term liabilities	1,861,547	1,832,563

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01; authorized 300,000 shares; issued 137,937 and outstanding 133,250 as of February 2014; issued 136,913 and outstanding 132,596 as of May 2013	1,332	1,326
Paid-in capital	794,568	763,505
Treasury stock, at cost	(82,178)	(72,494)
Accumulated other comprehensive (loss)	(165,409)	(159,253)
Retained earnings	756,891	667,774

Total RPM International Inc. stockholders’ equity	1,305,204	1,200,858
Noncontrolling interest	179,711	154,075

Total Equity	1,484,915	1,354,933

Total Liabilities and Stockholders’ Equity	$4,033,805	$4,115,526

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
Net Sales	$863,410	$843,736	$3,099,571	$2,907,876
Cost of Sales	505,384	500,172	1,784,528	1,705,431

Gross Profit	358,026	343,564	1,315,043	1,202,445
Selling, General and Administrative Expenses	322,205	318,638	1,000,712	955,339
Loss Contingency		68,846		68,846
Interest Expense	19,740	20,506	61,274	58,804
Investment (Income), Net	(7,751)	(6,317)	(13,650)	(14,655)
Other (Income) Expense, Net	(1,353)	4,714	(3,278)	53,830

Income (Loss) Before Income Taxes	25,185	(62,823)	269,985	80,281
Provision (Benefit) for Income Taxes	8,274	(20,631)	77,771	38,519

Net Income (Loss)	16,911	(42,192)	192,214	41,762
Less: Net Income Attributable to Noncontrolling Interests	690	164	9,333	8,537

Net Income (Loss) Attributable to RPM International Inc. Stockholders	$16,221	$(42,356)	$182,881	$33,225

Average Number of Shares of Common Stock Outstanding:
Basic	129,453	129,013	129,407	128,900

Diluted	129,453	129,013	131,569	129,722

Earnings (Loss) per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.12	$(0.33)	$1.38	$0.25

Diluted	$0.12	$(0.33)	$1.37	$0.25

Cash Dividends Declared per Share of Common Stock	$0.240	$0.225	$0.705	$0.665

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
Net Income (Loss)	$16,911	$(42,192)	$192,214	$41,762
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(12,146)	(19,938)	(1,355)	17,256
Pension and other postretirement benefit liability adjustments (net of tax of $1,993; $2,819; $4,751 and $5,498, respectively)	3,826	5,278	8,961	9,862
Unrealized gain (loss) on securities (net of tax of $(998); $220; $961 and $1,527, respectively)	(2,314)	(712)	2,648	1,012
Unrealized gain (loss) on derivatives (net of tax benefit of $(159); $157; $(437) and $(11), respectively)	(484)	328	(1,369)	(229)

Total other comprehensive (loss) income	(11,118)	(15,044)	8,885	27,901

Total Comprehensive Income (Loss)	5,793	(57,236)	201,099	69,663
Less: Comprehensive Income Attributable to Noncontrolling Interests	7,241	1,173	24,375	20,436

Comprehensive (Loss) Income Attributable to RPM International Inc. Stockholders	$(1,448)	$(58,409)	$176,724	$49,227

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended February 28,
	2014	2013
Cash Flows From Operating Activities:
Net income	$192,214	$41,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,706	41,858
Amortization	23,616	22,535
Impairment on investment in Kemrock		51,092
Loss contingency		68,846
Deferred income taxes	(1,422)	4,461
Stock-based compensation expense	15,541	12,354
Other	(2,143)	(10,120)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	86,480	144,749
(Increase) in inventory	(82,572)	(69,705)
Decrease in prepaid expenses and other current and long-term assets	3,885	14,356
(Decrease) in accounts payable	(145,393)	(88,350)
(Decrease) in accrued compensation and benefits	(23,935)	(42,897)
(Decrease) increase in accrued loss reserves	(5,804)	4,379
Increase (decrease) in other accrued liabilities	6,576	(5,136)
(Decrease) in contingent payment	(63,014)
Other	(21,832)	(19,322)

Cash Provided By Operating Activities	25,903	170,862

Cash Flows From Investing Activities:
Capital expenditures	(54,277)	(45,651)
Acquisition of businesses, net of cash acquired	(39,248)	(396,951)
Purchase of marketable securities	(37,909)	(82,054)
Proceeds from sales of marketable securities	45,306	88,572
Other	6,178	1,338

Cash (Used For) Investing Activities	(79,950)	(434,746)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	262,211	318,994
Reductions of long-term and short-term debt	(231,137)	(45,247)
Cash dividends	(93,763)	(87,832)
Repurchase of stock	(9,685)	(2,329)
Other	(233)	3,750

Cash (Used For) Provided By Financing Activities	(72,607)	187,336

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(899)	7,684

Net Change in Cash and Cash Equivalents	(127,553)	(68,864)
Cash and Cash Equivalents at Beginning of Period	343,554	315,968

Cash and Cash Equivalents at End of Period	$216,001	$247,104

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by Generally Accepted Accounting Principles in the U.S. (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and nine-month periods ended February 28, 2014 and 2013. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2013.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of the combined analyses of each of the components of our net investment in SPHC, we recorded a net loss of approximately $7.9 million, which was reflected in Other Expense, Net, during the fourth fiscal quarter of the year ended May 31, 2010. No changes have been made to these amounts through February 28, 2014.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(In thousands)	2014	2013	2014	2013
Interest (income)	$(1,780)	$(2,179)	$(4,924)	$(6,039)
(Gain) on sale of marketable securities	(4,646)	(2,926)	(7,070)	(7,518)
Other-than-temporary impairment on securities	—	44	161	608
Dividend (income)	(1,325)	(1,256)	(1,817)	(1,706)

Investment (income), net	$(7,751)	$(6,317)	$(13,650)	$(14,655)

NOTE 6 — OTHER (INCOME) EXPENSE, NET

Other (income) expense, net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(In thousands)	2014	2013	2014	2013
Royalty (income), net	$(433)	$(848)	$(824)	$(1,574)
Loss on Brazil operational repositioning	—	6,087	—	6,087
Loss on Kemrock conversion option	—	—	—	9,030
(Income) loss related to unconsolidated equity affiliates	(920)	(525)	(2,454)	40,287

Other (income) expense, net	$(1,353)	$4,714	$(3,278)	$53,830

NOTE 7 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and nine month periods ended February 28, 2014:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	February 28,		February 28,
Pension Benefits	2014	2013	2014	2013
(In thousands)
Service cost	$6,764	$6,488	$1,109	$1,050
Interest cost	4,510	4,060	1,799	1,769
Expected return on plan assets	(5,190)	(4,358)	(2,096)	(1,846)
Amortization of:
Prior service cost	84	87	1	2
Net actuarial losses recognized	3,305	4,222	624	692

Net Periodic Benefit Cost	$9,473	$10,499	$1,437	$1,667

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	February 28,		February 28,
Postretirement Benefits	2014	2013	2014	2013
(In thousands)
Service cost	$—	$—	$327	$288
Interest cost	81	88	317	289
Amortization of:
Prior service (credit)	(22)	(22)
Net actuarial (gains) losses recognized	(29)	4	134	114

Net Periodic Benefit Cost	$30	$70	$778	$691

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,		February 28,
Pension Benefits	2014	2013	2014	2013
(In thousands)
Service cost	$20,292	$19,464	$3,327	$3,150
Interest cost	13,530	12,180	5,398	5,307
Expected return on plan assets	(15,571)	(13,074)	(6,287)	(5,538)
Amortization of:
Prior service cost	251	261	3	6
Net actuarial losses recognized	9,916	12,666	1,871	2,076

Net Periodic Benefit Cost	$28,418	$31,497	$4,312	$5,001

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,		February 28,
Postretirement Benefits	2014	2013	2014	2013
(In thousands)
Service cost	$—	$—	$981	$864
Interest cost	243	264	951	867
Amortization of:
Prior service (credit)	(66)	(66)	—	—
Net actuarial (gains) losses recognized	(87)	12	401	342

Net Periodic Benefit Cost	$90	$210	$2,333	$2,073

We previously disclosed in our financial statements for the fiscal year ended May 31, 2013 that we expected to contribute approximately $27.4 million to our retirement plans in the U.S. and approximately $7.4 million to plans outside the U.S. during the current fiscal year. As of February 28, 2014, this has not changed.

We have determined that our postretirement medical plan provides prescription drug benefits that will qualify for the federal subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. For all groups of retirees, we have assumed that the subsidy will continue indefinitely.

NOTE 8 — INCOME TAXES

The effective income tax expense rate was 32.9% for the three months ended February 28, 2014 compared to an effective income tax benefit rate of 32.8% for the three months ended February 28, 2013. The effective income

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax expense rate was 28.8% for the nine months ended February 28, 2014 compared to an effective income tax expense rate of 48.0% for the same period a year ago.

For the three and nine months ended February 28, 2014 and 2013, the effective tax rates reflect variances from the 35% federal statutory rate primarily due to lower effective tax rates of certain of our foreign subsidiaries, the favorable impact of certain foreign operations on our U.S. taxes, the research and development tax credit, the benefit from the domestic manufacturing deduction and for the three months ended February 28, 2014, due to reductions to our reserves for income tax contingencies, including interest thereon . These favorable variances from the statutory tax rate were offset by the net impact of valuation allowances associated with certain foreign net operating losses and foreign tax credit carryforwards, state and local income taxes, and non-deductible business operating expenses.

Additionally, for the nine month period ended February 28, 2014, the effective tax rate includes a discrete benefit related to the recognition of a foreign deferred income tax asset resulting from the merger of certain foreign subsidiaries. This benefit was partially offset by the impact of the enactment of a Canadian tax law change, Canada Bill C-48, Technical Tax Amendments Act, 2012 (“Bill C-48”), which was effective as of June 26, 2013.

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

As of February 28, 2014, we had unrecognized tax benefits of approximately $13.8 million, of which approximately $12.9 million would impact the effective tax rate, if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At February 28, 2014 the accrual for interest and penalties was $5.1 million. These amounts increased from the prior year balances primarily due to additions for prior year positions related to the retroactive impact of Bill C-48. Unrecognized tax benefits, including interest and penalties, have been classified as other long-term liabilities unless expected to be paid in one year. We do not anticipate any significant changes to the total unrecognized tax benefits within the next 12 months.

We, or our subsidiaries, file income tax returns in the U.S. and in various state, local and foreign jurisdictions. During the year ended May 31, 2013 we settled U.S. federal examinations of fiscal years 2009 and 2010. During the first quarter of fiscal 2014 we settled a U.S. federal examination of fiscal year 2011. We have been notified by the Internal Revenue Service that they may perform a limited scope examination of fiscal years 2012 and 2013. In addition, with limited exceptions, we, or our subsidiaries, are generally subject to state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2007 through 2013.

We are currently under examination, or have been notified of an upcoming tax examination, for various Non-U.S. and U.S. jurisdictions. Although it is possible that certain tax examinations could be resolved during the next 12 months, the timing and outcomes are uncertain.

As of February 28, 2014, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at February 28, 2014 for those deferred tax assets until sufficient positive evidence (for

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, capital loss carryforwards, unrealized losses on securities, certain foreign net operating losses and net foreign deferred tax assets.

NOTE 9 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method, for the three and nine month periods ended February 28, 2014 and the nine month period ended February 28, 2013. For the three month period ended February 28, 2013, the treasury stock method was utilized for the purpose of computing basic and diluted earnings per share, as the result under the two-class method would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(In thousands, except per share amounts)	2014	2013	2014	2013
Numerator for earnings per share:
Net income (loss) attributable to RPM International Inc. stockholders	$16,221	$(42,356)	$182,881	$33,225
Less: Allocation of earnings and dividends to participating securities	(299)		(3,897)	(510)

Net income (loss) available to common shareholders — basic	15,922	(42,356)	178,984	32,715
Add: Undistributed earnings reallocated to unvested shareholders			15	(8)
Add: Income effect of contingently issuable shares			1,202

Net income (loss) available to common shareholders —diluted	$15,922	$(42,356)	$180,201	$32,707

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	129,453	129,013	129,407	128,900
Average diluted options			999	822
Net issuable common share equivalents
Additional shares issuable assuming conversion of convertible securities			1,163

Total shares for diluted earnings per share (1), (2)	129,453	129,013	131,569	129,722

Earnings Per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic Earnings (Loss) Per Share of Common Stock	$0.12	$(0.33)	$1.38	$0.25

Diluted Earnings (Loss) Per Share of Common Stock	$0.12	$(0.33)	$1.37	$0.25

(1)	For the quarter ended February 28, 2014, basic weighted-average shares outstanding and basic net income available to common shareholders are used in calculating diluted earnings per share under the two-class method, as that method resulted in the most dilutive earnings per share.
(2)	For the quarter ended February 28, 2013, basic weighted-average shares outstanding are used in calculating diluted earnings per share under the treasury stock method, as the result under the two-class method would have been anti-dilutive.
(3)	For the nine month periods ended February 28, 2014 and 2013, approximately 3,019,000 shares and 3,063,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS for those periods, as the effect would have been anti-dilutive.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — INVENTORIES

Inventories were composed of the following major classes:

(In thousands)	February 28, 2014	May 31, 2013
Raw material and supplies	$206,024	$185,590
Finished goods	428,559	363,090

Total Inventory	$634,583	$548,680

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

Fiscal 2013 Plans

In May 2013, we approved a restructuring plan for one of our consumer operating segments designed to eliminate duplicative processes and overhead and to exit certain processes and product lines. This restructuring plan allows management to refocus its attention on faster growing brands within the consumer operating segment. In connection with this plan, we recorded aggregate charges of approximately $15.6 million during the year ended May 31, 2013, of which approximately $8.2 million relates to the elimination of 133 positions and approximately $7.4 million results from the shutdown of 2 manufacturing facilities. These actions have been completed, and related severance payments will be made generally through the end of fiscal 2014. In addition, there were approximately $3.9 million of inventory markdowns, which were reflected in Cost of Sales in our Consolidated Statements of Income during the year ended May 31, 2013.

Additionally, one of our industrial operating businesses adopted a restructuring plan designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. We estimate that this plan will eliminate approximately 34 positions and severance payments will be made generally through the end of fiscal 2014. In connection with the plan, we recorded aggregate charges of approximately $4.5 million during the year ended May 31, 2013, all of which relates to workforce reductions.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table includes the changes in our accrued restructuring balances:

			Site Preparation
	Long-Lived	Employee	and Equipment
(In thousands)	Asset Charges	Severance	Relocation	Total
Balance at May 31, 2013	$4,729	$12,656	$397	$17,782
Charge to expense	—	128	—	128
Cash payments	—	(1,416)	—	(1,416)
Noncash and foreign exchange impacts	123	165	10	298

Balance at August 31, 2013	4,852	11,533	407	16,792
Charge to expense	—	—	—	—
Cash payments	—	(7,121)	—	(7,121)
Noncash and foreign exchange impacts	136	185	12	333

Balance at November 30, 2013	4,988	4,597	419	10,004
Charge to expense	—	(371)	—	(371)
Cash payments	—	(1,116)	(39)	(1,155)
Noncash and foreign exchange impacts	77	19	6	102

Balance at February 28, 2014	$5,065	$3,129	$386	$8,580

NOTE 12 — MARKETABLE SECURITIES

The following tables summarize marketable securities held at February 28, 2014 and May 31, 2013 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
February 28, 2014
Equity securities:
Stocks — foreign	$984	$533	$(32)	$1,485
Stocks — domestic	30,929	8,307	(244)	38,992
Mutual funds — foreign	6,329	1,798	(8)	8,119
Mutual funds — domestic	42,570	1,800	(1,166)	43,204

Total equity securities	80,812	12,438	(1,450)	91,800
Fixed maturity:
U.S. treasury and other government	18,424	142	(318)	18,248
Corporate bonds	1,683	200	—	1,883
Foreign bonds	37	3	—	40
Mortgage-backed securities	87	56	—	143

Total fixed maturity securities	20,231	401	(318)	20,314

Total	$101,043	$12,839	$(1,768)	$112,114

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2013
Equity securities:
Stocks — foreign	$1,090	$244	$—	$1,334
Stocks — domestic	24,492	5,265	(392)	29,365
Mutual funds — foreign	18,328	1,901	(7)	20,222
Mutual funds — domestic	39,184	679	(492)	39,371

Total equity securities	83,094	8,089	(891)	90,292
Fixed maturity:
U.S. treasury and other government	20,528	247	(139)	20,636
Coporate bonds	1,724	244	—	1,968
Foreign bonds	37	4	—	41
Mortgage-backed securities	100	60	(4)	156

Total fixed maturity securities	22,389	555	(143)	22,801

Total	$105,483	$8,644	$(1,034)	$113,093

Marketable securities, included in other current and long-term assets totaling $41.1 million and $71.0 million at February 28, 2014, respectively, and included in other current and long-term assets totaling $49.1 million and $64.0 million at May 31, 2013, respectively, are composed of available-for-sale securities and are reported at fair value. We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

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

Gross gains realized on sales of investments were $4.7 million for the quarter ended February 28, 2014. Gross gains and losses realized on sales of investments were $3.1 million and $0.2 million, respectively, for the quarter ended February 28, 2013. During the three months ended February 28, 2014 and 2013, there were no securities deemed to have other-than-temporary impairments. These amounts are included in investment expense (income), net in the Consolidated Statements of Income.

Gross gains realized on sales of investments were $7.1 million for the nine months ended February 28, 2014. Gross gains and losses realized on sales of investments were $8.1 million and $0.6 million, respectively, for the nine months ended February 28, 2013. During the first nine months of fiscal 2014 and 2013, we recognized losses of approximately $0.2 million and $0.6 million, respectively, for securities deemed to have other-than-temporary impairments.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized below are the securities we held at February 28, 2014 and May 31, 2013 that were in an unrealized loss position and that were included in accumulated other comprehensive income, aggregated by the length of time the investments had been in that position:

	February 28, 2014		May 31, 2013
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$38,078	$(1,768)	$36,582	$(1,034)
Unrealized losses with a loss position for less than 12 months	23,025	(1,071)	36,327	(956)
Unrealized losses with a loss position for more than 12 months	15,053	(697)	255	(78)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. Unrealized losses at February 28, 2014 were generally related to the lower levels of volatility in valuations over the last several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at February 28, 2014 were less than 15% below their original cost or have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general economic and market conditions. If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at February 28, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$2,560	$2,553
One year through five years	11,690	11,720
Six years through ten years	4,568	4,483
After ten years	1,413	1,558

	$20,231	$20,314

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at February 28, 2014
U.S. Treasury and other government	$—	$18,248	$—	$18,248
Foreign bonds		40		40
Mortgage-backed securities		143		143
Corporate bonds		1,883		1,883
Stocks — foreign	1,485			1,485
Stocks — domestic	38,992			38,992
Mutual funds — foreign		8,119		8,119
Mutual funds — domestic		43,204		43,204
Foreign currency forward contract		3,816		3,816
Cross-currency swap		(21,099)		(21,099)
Contingent consideration			(80,906)	(80,906)

Total	$40,477	$54,354	$(80,906)	$13,925

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2013
U.S. Treasury and other government	$—	$20,636	$—	$20,636
Foreign bonds		41		41
Mortgage-backed securities		156		156
Corporate bonds		1,968		1,968
Stocks — foreign	1,334			1,334
Stocks — domestic	29,365			29,365
Mutual funds — foreign		20,222		20,222
Mutual funds — domestic		39,371		39,371
Foreign currency forward contract		(4,751)		(4,751)
Cross-currency swap		(10,048)		(10,048)
Contingent consideration			(64,500)	(64,500)

Total	$30,699	$67,595	$(64,500)	$33,794

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

Our cross-currency swap is a liability that has a fair value of $21.1 million at February 28, 2014, that was originally designed to fix our interest and principal payments in euros for the life of our unsecured 6.70% senior notes due November 1, 2015, which resulted in an effective euro fixed-rate borrowing of 5.31%. The basis for determining the rates for this swap included three legs at the inception of the agreement: the U.S. dollar (USD) fixed rate to a USD floating rate; the euro floating to euro fixed rate; and the dollar to euro basis fixed rate at inception. Therefore, we essentially exchanged fixed payments denominated in USD for fixed payments denominated in euros, paying fixed euros at 5.31% and receiving fixed USD at 6.70%. The ultimate payments are based on the notional principal amounts of $150 million and approximately 125 million euros. There will be an exchange of the notional amounts at maturity. The rates included in this swap are based upon observable market data, but are not quoted market prices, and therefore, the cross-currency swap is considered a Level 2 liability on the fair value hierarchy. Additionally, this cross-currency swap has been designated as a hedging instrument, and is classified as other long-term liabilities in our Consolidated Balance Sheets.

At February 28, 2014, we had a foreign currency forward contract with a fair value of approximately $3.8 million, which is classified in other current assets in our Consolidated Balance Sheets. At May 31, 2013, we had a foreign currency forward contract with a fair value of approximately $4.8 million, which is classified in other accrued liabilities in our Consolidated Balance Sheets. Our foreign currency forward contract, which has not been designated as a hedge, was designed to reduce our exposure to the changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows. The foreign exchange rates included in the forward contract are based upon observable market data, but are not quoted market prices, and therefore, the forward currency forward contract is considered a Level 2 liability on the fair value hierarchy.

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

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At February 28, 2014 and May 31, 2013, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of February 28, 2014 and May 31, 2013 are as follows:

	At February 28, 2014
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$216,001	$216,001
Marketable equity securities	91,800	91,800
Marketable debt securities	20,314	20,314
Long-term debt, including current portion	1,388,435	1,531,086

	At May 31, 2013
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$343,554	$343,554
Marketable equity securities	90,292	90,292
Marketable debt securities	22,801	22,801
Long-term debt, including current portion	1,373,697	1,501,850

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

The Bankruptcy Court initially scheduled a hearing with respect to the disclosure statements for the two plans for December 17, 2013, but that hearing has since been adjourned indefinitely. At or subsequent to a hearing with respect to the disclosure statements, the Bankruptcy Court may take a variety of actions, including ordering one or both of the plans to be submitted to creditors for a vote, or determining not to authorize the submission of either of the plans to a vote. A vote of the creditors is an interim step toward the ultimate confirmation of a plan, which would remain subject to further proceedings before the Bankruptcy Court and the United States District Court for the District of Delaware (the “District Court”), and potential appeals of actions taken by those courts. The Debtors contend that the ACC/FCR plan is not confirmable, and the ACC/FCR have made similar contentions with respect to the Debtors’ plan.

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

As previously disclosed, the Bankruptcy Court issued an opinion in May 2013 estimating the current and future asbestos claims associated with Bondex and SPHC at approximately $1.17 billion, which represented one step in the legal process in helping to determine the amount of potential funding for a 524(g) asbestos trust. The Debtors firmly believe that the opinion substantially overstates the amount of their liability and is not supported by the facts or the law, and we and the Debtors have appealed the ruling. Those appeals have been consolidated by the

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

District Court and, on February 7, 2014, were certified by the District Court for direct review by the United States Court of Appeals for the Third Circuit (the “Third Circuit”). The ACC/FCR have opposed the Third Circuit’s acceptance of the certification, and a decision has not yet been made by the Third Circuit as to whether it will accept the certification. The ACC/FCR have also filed a motion with the District Court to dismiss the appeal on the ground that the estimation decision was not a final, appealable order. Briefing of the appeal, and the motion to dismiss the appeal, at the District Court level has been stayed pending the Third Circuit’s determination as to whether it will accept certification.

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

NOTE 15 — CONTINGENCIES AND OTHER ACCRUED LOSSES

We provide, through our wholly owned insurance subsidiaries, certain insurance coverage, primarily product liability coverage, to our other subsidiaries. Excess coverage is provided by third-party insurers. Our reserves provide for these potential losses as well as other uninsured claims. Product liability reserves are established based upon actuarial calculations of potential liability using industry experience, actual historical experience and actuarial assumptions developed for similar types of product liability claims, including development factors and lag times. We believe that we have adequate accruals both for incurred losses and potential losses that (1) have a reasonable possibility of occurring and (2) are material to our results of operations, liquidity, and consolidated financial position. We evaluate our accruals at the end of each quarter, or sometimes more frequently, based on available facts, and may revise our estimates in the future based on any new information becoming available.

We also offer warranty programs at several of our industrial businesses and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liability represents our best estimate at February 28, 2014, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) — (Continued)

beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense.

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2014	2013	2014	2013
(In thousands)
Beginning Balance	$8,579	$15,138	$9,330	$14,751
Deductions (1)	(4,584)	(4,908)	(16,559)	(12,895)
Provision charged to SG&A expense	3,761	3,407	14,985	11,781

Ending Balance	$7,756	$13,637	$7,756	$13,637

(1)	Primarily claims paid during the year.

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

As previously disclosed, we recorded a $65.1 million accrual during the year ended May 31, 2013 associated with settlement discussions with the U.S. Department of Justice (the “DOJ”) and the U.S. General Services Administration (the “GSA”) Office of Inspector General aimed at resolving an existing investigation. Since first receiving a broad request for documents from the GSA in March 2011, we cooperated with that investigation, which involved our compliance with certain pricing terms and conditions of our GSA Multiple Award Schedule contracts under which the roofing division of our Building Solutions Group sold products and services to the federal government. A substantial majority of the transactions as to which potential compliance issues were raised took place during the period from 2002 to 2008. In August 2013, we entered into a final agreement with the DOJ and the GSA Office of Inspector General regarding this matter. During the nine months ended February 28, 2014, we paid the GSA Office of Inspector General $61.9 million and made other payments for miscellaneous legal expenses for approximately $1.1 million. We expect to pay approximately $2.1 million more in legal fees and other related costs arising out of this investigation. The accrual for this contingency represents our assessment of the amount of probable loss that may result from this matter. In assessing our probable loss, we have considered the potentially disputed amounts under the relevant contracts, together with our understanding of policies for resolving such matters. The actual amount of our loss under the terms of any settlement may vary from the amount of the accrual. The accrual for this contingency is classified in other accrued liabilities in our Consolidated Balance Sheets.

NOTE 16 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) — (Continued)

repurchase program at any time. During the three months ended February 28, 2014, we did not repurchase any shares of our common stock under this program.

NOTE 17 — EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three months ended February 28, 2014 and 2013:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at November 30, 2013	$1,322,222	$171,638	$1,493,860
Net income	16,221	690	16,911
Other Comprehensive Income:
Foreign currency translation adjustments	(18,446)	6,300	(12,146)
Pension and other postretirement benefit liability adjustments, net of tax	3,469	357	3,826
Unrealized (loss) on securities, net of tax	(2,312)	(2)	(2,314)
Unrealized gain on derivatives, net of tax	(380)	(104)	(484)

Total Other Comprehensive Income, net of tax	(17,669)	6,551	(11,118)

Comprehensive Income	(1,448)	7,241	5,793
Dividends paid	(31,967)		(31,967)
Other noncontrolling interest activity	(832)	832	—
Shares repurchased	(28)		(28)
Stock option exercises, net	(1,640)		(1,640)
Stock based compensation expense	682		682
Restricted awards, net	5,237		5,237
Convertible bond, equity component, net of tax	13,470		13,470
Deferred financing costs, convertible bond	(492)		(492)

Total Equity at February 28, 2014	$1,305,204	$179,711	$1,484,915

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at November 30, 2012	$1,242,952	$149,590	$1,392,542
Net (loss) income	(42,356)	164	(42,192)
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(19,401)	(537)	(19,938)
Pension and other postretirement benefit liability adjustments, net of tax	4,736	542	5,278
Unrealized (loss) gain on securities, net of tax	(1,626)	914	(712)
Unrealized gain on derivatives, net of tax	238	90	328

Total Other Comprehensive (Loss) Income, net of tax	(16,053)	1,009	(15,044)

Comprehensive Income	(58,409)	1,173	(57,236)
Dividends paid	(29,778)		(29,778)
Other noncontrolling interest activity	(152)	—	(152)
Shares repurchased	(1,235)		(1,235)
Stock option exercises, net	1,384		1,384
Stock based compensation expense	583		583
Restricted awards, net	3,637		3,637

Total Equity at February 28, 2013	$1,158,982	$150,763	$1,309,745

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the components of total equity and comprehensive income for the nine months ended February 28, 2014 and 2013:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2013	$1,200,858	$154,075	$1,354,933
Net income	182,881	9,333	192,214
Other Comprehensive Income:
Foreign currency translation adjustments	(16,108)	14,753	(1,355)
Pension and other postretirement benefit liability adjustments, net of tax	8,430	531	8,961
Unrealized gain on securities, net of tax	2,597	51	2,648
Unrealized (loss) on derivatives, net of tax	(1,076)	(293)	(1,369)

Total Other Comprehensive (Loss) Income, net of tax	(6,157)	15,042	8,885

Comprehensive Income	176,724	24,375	201,099
Dividends paid	(93,763)		(93,763)
Other noncontrolling interest activity	(1,261)	1,261	—
Shares repurchased	(6,895)		(6,895)
Stock option exercises, net	1,022		1,022
Stock based compensation expense	2,164		2,164
Restricted awards, net	13,377		13,377
Convertible bond, equity component, net of tax	13,470		13,470
Deferred financing costs, convertible bond	(492)		(492)

Total Equity at February 28, 2014	$1,305,204	$179,711	$1,484,915

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2012	$1,183,656	$130,327	$1,313,983
Net income	33,225	8,537	41,762
Other Comprehensive Income:
Foreign currency translation adjustments	5,604	11,652	17,256
Pension and other postretirement benefit liability adjustments, net of tax	9,512	350	9,862
Unrealized gain (loss) on securities, net of tax	1,064	(52)	1,012
Unrealized (loss) on derivatives, net of tax	(178)	(51)	(229)

Total Other Comprehensive Income, net of tax	16,002	11,899	27,901

Comprehensive Income	49,227	20,436	69,663
Dividends paid	(87,832)		(87,832)
Other noncontrolling interest activity	157		157
Shares repurchased	(2,329)		(2,329)
Stock option exercises, net	3,749		3,749
Stock based compensation expense	1,794		1,794
Restricted awards, net	10,560		10,560

Total Equity at February 28, 2013	$1,158,982	$150,763	$1,309,745

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

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013
(In thousands)
Net Sales
Industrial Segment	$560,537	$532,336	$2,000,476	$1,926,747
Consumer Segment	302,873	311,400	1,099,095	981,129

Consolidated	$863,410	$843,736	$3,099,571	$2,907,876

Income (Loss) Before Income Taxes
Industrial Segment	$20,284	$(68,643)	$199,259	$81,156
Consumer Segment	30,794	34,720	165,231	132,069
Corporate/Other	(25,893)	(28,900)	(94,505)	(132,944)

Consolidated	$25,185	$(62,823)	$269,985	$80,281

	February 28, 2014	May 31, 2013
Identifiable Assets
Industrial Segment	$2,245,673	$2,461,163
Consumer Segment	1,653,254	1,584,336
Corporate/Other	134,878	70,027

Consolidated	$4,033,805	$4,115,526

NOTE 19 — $205 MILLION CONVERTIBLE NOTE OFFERING

During the current quarter, we sold $205 million of our 2.25% Convertible Senior Notes (the “Convertible Notes”) due December 15, 2020. In accordance with the agreement, we will pay interest at a fixed rate of 2.25% on the Convertible Notes semi-annually in arrears on June 15th and December 15th of each year, beginning on June 15, 2014. The Convertible Notes will mature on December 15, 2020. The net proceeds, totaling approximately $200.1 million, were used to repay $200.0 million in principal amount of unsecured senior notes due December 15, 2013, which had an interest rate of 6.25%.

The Convertible Notes will be our senior unsecured obligations and will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

Upon issuance of the Convertible Notes, we bifurcated the $205 million principal balance of the Convertible Notes into a liability component of $184.3 million, which was recorded as long-term debt, and an equity component of $20.7 million, which was recorded as additional paid-in-capital. The liability component was recognized at the present value of its associated cash flows using an 3.92% straight-debt rate, which represents our interest rate for similar debt instruments at the date of issuance without a conversion feature, and is being accreted to interest expense over the term of the Convertible Notes. At February 28, 2014, the unamortized debt

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) — (Continued)

discount of the Convertible Notes was $20.1 million, which is being accreted to interest expense using the effective interest method over the term of the Convertible Notes.

The notes will be convertible under certain circumstances and during certain periods at an initial conversion rate of 18.8905 shares of RPM’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $52.94 per share of common stock), subject to adjustment in certain circumstances. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event in certain circumstances.

We may not redeem the notes prior to December 20, 2017. We may redeem for cash all or any portion of the notes, at our option, on or after December 20, 2017 if the last reported sale price of our common stock has been at least 125% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes. If we undergo a fundamental change, holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Upon conversion, the notes may be settled, at our election, in cash, shares of RPM’s common stock, or any combination thereof.

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

Contingencies

We are party to various claims and lawsuits arising in the normal course of business. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and reasonably estimable. Our provisions are based on historical experience and legal advice, reviewed quarterly and adjusted according to developments. In general, our accruals, including our accruals for environmental, warranty, and tax liabilities, discussed further below, represent the best estimate of a range of possible losses. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments about potential actions by third parties, such as regulators, courts, and state and federal legislatures. Changes in the amounts of our loss provisions, which can be material, affect our Consolidated Statements of Income. We believe that we have adequate accruals both for incurred losses and potential losses that (1) have a reasonable possibility of occurring and (2) are material to our results of operations, liquidity, and consolidated financial position. We evaluate our accruals at the end of each quarter, or sometimes more frequently, based on available facts, and may revise our estimates in the future based on any new information becoming available.

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

	Three Months Ended		Nine Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
(In thousands)
Net Sales
Industrial Segment	$560,537	$532,336	$2,000,476	$1,926,747
Consumer Segment	302,873	311,400	1,099,095	981,129

Consolidated	$863,410	$843,736	$3,099,571	$2,907,876

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income (Loss) Before Income Taxes (a)	$20,284	$(68,643)	$199,259	$81,156
Interest (Expense), Net (b)	(2,413)	(2,360)	(7,475)	(7,594)

EBIT (c)	$22,697	$(66,283)	$206,734	$88,750

Consumer Segment
Income Before Income Taxes (a)	$30,794	$34,720	$165,231	$132,069
Interest (Expense), Net (b)	25	(15)	90	(34)

EBIT (c)	$30,769	$34,735	$165,141	$132,103

Corporate/Other
(Expense) Before Income Taxes (a)	$(25,893)	$(28,900)	$(94,505)	$(132,944)
Interest (Expense), Net (b)	(9,601)	(11,814)	(40,239)	(36,521)

EBIT (c)	$(16,292)	$(17,086)	$(54,266)	$(96,423)

Consolidated
Income (Loss) Before Income Taxes (a)	$25,185	$(62,823)	$269,985	$80,281
Interest (Expense), Net (b)	(11,989)	(14,189)	(47,624)	(44,149)

EBIT (c)	$37,174	$(48,634)	$317,609	$124,430

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles (“GAAP”) in the U.S., to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
(c)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended February 28, 2014

Net Sales Consolidated net sales increased 2.3% to $863.4 million for the quarter ended February 28, 2014 due to organic growth of 1.9%, including an unfavorable foreign exchange impact of 1.9%, and acquisition growth of 0.4%. Industrial segment net sales for the current quarter were up 5.3% to $560.5 million due to organic growth of 4.9%, including an unfavorable foreign exchange impact of 2.5%, and acquisition growth of 0.4%. Contributing to the growth in net sales in the industrial segment was improved performance by most of its European businesses during the current quarter. The consumer segment generated net sales of $302.9 million, or a decline of 2.7% in net sales during the current quarter versus the same period a year ago, due to decline in organic sales of 3.1%, including an unfavorable foreign exchange impact of 0.8%, offset slightly by the growth contributed from acquisitions of 0.4%. Adverse weather conditions across most of North America during the quarter contributed to our consumer segment’s decline in net sales versus last year’s third quarter. However, we began to see this trend reverse toward the end of the quarter and anticipate that demand will continue to trend upward during our fourth fiscal quarter.

Gross Profit Margin Our consolidated gross profit margin improved to 41.5% of net sales for the third quarter of fiscal 2014 versus a consolidated gross profit margin of 40.7% for the comparable period a year ago, reflecting the impact of restructuring activities initiated during fiscal 2013, supply chain initiatives and growth from recent acquisitions, all of which have contributed to the recovery of gross profit margin lost in prior year periods due to material price inflation.

Selling, General and Administrative Expenses (“SG&A”) Our consolidated SG&A expense increased by $3.6 million during the current period versus the last year, but improved to 37.3% of net sales for the current quarter compared with 37.7% of net sales during the same period a year ago, reflecting the 2.3% growth in net sales during the current quarter. The current quarter SG&A expense reflects an increase in research and development expense, professional services and higher distribution and freight expense, partially offset by lower severance expense, bad debt and legal settlement expense. Warranty expense for the quarter ended February 28, 2014 increased from the amount recorded during the comparable prior year period, and it is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A was approximately $0.3 million lower during the third quarter of fiscal 2014 versus the comparable prior year period, and lower as a percentage of net sales, reflecting the favorable impact of lower bad debt expense, severance expense, transactional foreign exchange losses and legal settlement expense, offset partially by higher warranty and distribution expense versus the comparable prior year period.

Our consumer segment SG&A was approximately $4.6 million higher during the third quarter of fiscal 2014 versus the comparable prior year period, and higher as a percentage of net sales in the third quarter of fiscal 2014 as compared with the same period a year ago. SG&A expense for this segment reflects higher distribution expense and professional services expense during the current quarter of fiscal 2014 versus the comparable prior year period, partially offset by lower bad debt expense and advertising expense.

SG&A expenses in our corporate/other category decreased by $0.7 million during the current quarter of fiscal 2014 to $16.3 million from $17.0 million during the comparable prior year period. The decrease in SG&A expense primarily reflects the impact of lower employee benefits expense offset partially by higher transactional foreign exchange losses and professional services expense during the current quarter versus the same period a year ago.

We recorded total net periodic pension and postretirement benefit costs of $11.7 million and $12.9 million for the third quarter of fiscal 2014 and 2013, respectively. The $1.2 million decrease in pension expense was primarily the result of $1.0 million of additional net actuarial gains recorded during the third quarter of fiscal 2014 versus the comparable prior year period and a favorable impact of $1.1 million due to larger returns on higher plan asset levels. Higher service and interest cost of $0.9 million during the third quarter of fiscal 2014 versus the comparable prior year period slightly offset those gains. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note 7, “Pension Plans,” for additional information regarding these benefits.

Loss Contingency As previously disclosed, we recorded a $68.8 million accrual during the quarter ended February 28, 2013 associated with settlement discussions with the DOJ and the GSA Office of Inspector General aimed at resolving an existing investigation. The $68.8 million accrual was subsequently reduced to $65.1 million during the fourth quarter ended May 31, 2013. Since first receiving a broad request for documents from the GSA in March 2011, we have cooperated, and continue to cooperate, with that investigation, which involves our compliance with certain pricing terms and conditions of our GSA Multiple Award Schedule contracts under which the roofing division of our Building Solutions Group sold products and services to the federal government. A substantial majority of the transactions as to which potential compliance issues were raised took place during the period from 2002 to 2008. In August 2013, we entered into a final agreement with the DOJ and the GSA Office of Inspector General regarding this matter. During the nine months ended February 28, 2014, we paid the GSA Office of Inspector General $61.9 million and made other payments for miscellaneous legal expenses for approximately $1.1 million. We expect to pay approximately $2.1 million more in legal fees and other related costs arising out of this investigation.

Interest Expense Interest expense was $19.7 million for the third quarter of fiscal 2014 versus $20.5 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s third quarter by approximately $0.2 million versus the same period a year ago. Excluding acquisition-related borrowings, lower average borrowings year-over-year decreased interest expense by approximately $0.3 million. Lower interest rates, which averaged 5.07% overall for the third quarter of fiscal 2014 compared with 5.30% for the same period of fiscal 2013, decreased interest expense by approximately $0.7 million during the current quarter versus the same period last year.

Investment (Income), Net Net investment income of $7.7 million during the third quarter of fiscal 2014 compares to net investment income of $6.3 million during the same period last year. Dividend and interest income totaled $3.1 million for the quarter ended February 28, 2014 and $3.4 million for the quarter ended February 28, 2013. Net realized gains on the sales of investments totaled $4.6 million during the third quarter of fiscal 2014, while those gains were $2.9 million during the same period a year ago. There were no impairments recognized on securities that management has determined are other-than-temporary declines in value during either period.

Other Expense (Income), Net Other income of $1.4 million for the third quarter of fiscal 2014 compared with other expense of $4.7 million for the same period a year ago. During the third quarter of fiscal 2013, we repositioned certain of our industrial segment operations in Brazil, which resulted in a substantial liquidation of our Brazilian subsidiaries and a net loss of approximately $6.1 million.

Other items reflected in this balance include net royalty income of $0.5 million and $0.9 million for the third quarter of fiscal 2014 and fiscal 2013, respectively. Lastly, included in this balance is our equity in earnings of unconsolidated affiliates totaling approximately $0.9 million and $0.5 million for the third quarter of fiscal 2014 and 2013, respectively.

Income Before Income Taxes (“IBT”) Our consolidated pretax income for the third quarter of fiscal 2014 of $25.2 million compares with a pretax loss of $62.8 million for the third quarter of fiscal 2013.

Our industrial segment had pretax income of $20.3 million, or 3.6% of net sales, for the quarter ended February 28, 2014, versus a pretax loss of $68.6 million, or a negative 12.9% of net sales, for the same period a year ago. The pretax loss in the industrial segment for the prior year period resulted primarily from an adjustment for a $68.8 million accrual associated with an investigation of the RPM Building Solutions Group roofing contracts with the GSA. During the prior year period, the industrial segment also had foreign exchange losses incurred on cross-currency transactions and a loss incurred on the substantial liquidation of our repositioning of certain operations in Brazil. Our consumer segment IBT decreased to $30.8 million, or 10.2% of net sales for the third quarter of fiscal 2014, from the comparable prior year period result of $34.7 million, or 11.2% of net sales. This was driven primarily by the decline in organic net sales for the consumer segment in the third quarter of fiscal 2014 from the comparable prior year period, stemming primarily from adverse weather conditions across most of North America during the current year quarter.

Income Tax Rate The effective income tax expense rate was 32.9% for the three months ended February 28, 2014 compared to an effective income tax benefit rate of 32.8% for the three months ended February 28, 2013.

For the three months ended February 28, 2014 and 2013, the effective tax rates reflect variances from the 35% federal statutory rate primarily due to lower effective tax rates of certain of our foreign subsidiaries, the favorable impact of certain foreign operations on our U.S. taxes, the research and development tax credit, the benefit from the domestic manufacturing deduction and for the three months ended February 28, 2014, due to reductions to our reserves for income tax contingencies, including interest thereon. These favorable variances from the statutory tax rate were offset by the net impact of valuation allowances associated with certain foreign net operating losses and foreign tax credit carryforwards, state and local income taxes, and non-deductible business operating expenses.

Furthermore, for the three month period ended February 28, 2013, the effective tax rate differed from the federal statutory rate as a result of income tax benefits related to the company’s strategic decision to reposition certain Brazilian business operations partially offset by the impact on our effective tax rate in certain foreign jurisdictions where income tax benefits associated with net operating losses incurred by those foreign businesses are not recognized and by the tax effect of projected non-deductible costs associated with the DOJ and GSA accrual and due to net increases to our reserves for income tax contingencies, including interest thereon

As of February 28, 2014, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the tax valuation allowances recorded at February 28, 2014 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carry forwards, capital loss carryforwards, unrealized losses on securities, certain foreign net operating losses and net foreign deferred tax assets.

Net Income Net income of $16.9 million for the quarter ended February 28, 2014 compares to a net loss of $42.2 million for the comparable prior year period, which results in a net margin on sales of 2.0% and a negative net margin on sales of 5.0%, respectively, for the third quarter of fiscal 2014 and 2013. Excluding the impact of the prior year losses associated with the DOJ and GSA and from the repositioning of certain operations in Brazil, the prior period adjusted net income of $8.8 million represented an adjusted net margin on sales of 1.0%. The current period growth in net income reflects the organic growth in sales of 1.9% during the current quarter versus the comparable prior year period, coupled with accretive acquisitions. During the quarter ended February 28, 2014, we had net income from noncontrolling interests of $0.7 million versus $0.2 million during the comparable prior year period. Net income attributable to RPM International Inc. stockholders for the third quarter of fiscal 2014 was $16.2 million, which compared to a net loss of $42.4 million and adjusted net income of $8.7 million for the comparable prior year period.

Diluted earnings per share of common stock for the quarter ended February 28, 2014 of $0.12 compares with diluted loss per share of common stock of $0.33 for the quarter ended February 28, 2013.

Nine Months Ended February 28, 2014

Net Sales Consolidated net sales increased 6.6% to $3.10 billion for the nine months ended February 28, 2014 due to organic growth of 3.9%, including unfavorable foreign exchange of 0.9%, and acquisition growth of 2.7%. Industrial segment net sales for the first nine months of fiscal 2014 were up 3.8% to $2.0 billion due to organic growth of 3.2%, including an unfavorable foreign exchange impact of 1.1%, and acquisition growth of 0.6%. The consumer segment generated net sales of $1.1 billion, or 12.0% net sales growth during this year’s first nine months versus the same period a year ago, due to organic growth of 5.2%, including an unfavorable foreign exchange impact of 0.6%, and acquisition growth of 6.8%.

Gross Profit Margin Our consolidated gross profit margin improved to 42.4% of net sales for the first nine months of fiscal 2014 versus a consolidated gross profit margin of 41.4% for the comparable period a year ago, reflecting a combination of items, including the impact of restructuring activities initiated during fiscal 2013, supply chain initiatives and accretive acquisitions completed during the last 12 months. Also reflected in the gross profit margin improvement is a favorable mix of sales and pricing initiatives instituted primarily during prior periods in order to offset unfavorable swings in foreign exchange. The prior year period was negatively impacted by one-time charges taken by the industrial segment’s roofing division for revised cost estimates in conjunction with unprofitable contracts outside of North America.

SG&A Our consolidated SG&A decreased to 32.3% of net sales for the first nine months of fiscal 2014 compared with 32.8% of net sales for the same period a year ago. During the prior year period, our industrial segment recorded $5.0 million of bad debt expense related to its $10.0 million loan to Kemrock, and $5.6 million in roofing exit costs related to a loss contract outside North America. The current period improvement in SG&A as a percent of net sales also reflects lower bad debt and legal settlement expense, as well as lower acquisition-related expenses, offset by higher employee compensation-related expense, including commissions on higher sales, as well as higher distribution expense and higher transactional foreign exchange expense. Warranty expense for the nine months ended February 28, 2014 also increased from the amount recorded during the comparable prior year period, and it is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A was approximately $12.5 million higher during the first nine months of fiscal 2014 versus the comparable prior year period, but slightly lower as a percentage of net sales, reflecting this segment’s current period growth in organic sales of 3.2%. Results for the prior year period reflect the impact of the $5.0 million bad debt write down on our loan to Kemrock and the $10.6 million loss related to a loss contract outside North America and exit costs related to that contract as previously discussed. Industrial segment results for the first nine months of fiscal 2014 reflect the impact of higher employee compensation and benefit expense, higher research and development expense, higher distribution expense, warranty expense and higher transactional foreign exchange expense, partially offset by lower legal settlement and bad debt expense versus the comparable prior year period.

Our consumer segment SG&A was approximately $28.7 million higher during the first nine months of fiscal 2014 versus the comparable prior year period, but flat as a percentage of net sales during the first nine months of fiscal 2014 as compared with the same period a year ago. This reflects the leveraging of this segment’s 12.0% growth in net sales over the prior year period despite higher compensation-related expense, along with higher distribution expense and intangibles amortization expense during this year’s first nine months versus the same period a year ago.

SG&A expenses in our corporate/other category increased by $4.2 million during the first nine months of fiscal 2014 to $54.3 million from $50.1 million during the comparable prior year period. The increase in SG&A expense reflects the combination of higher compensation expense, professional services expense and higher transactional foreign exchange expense.

We recorded total net periodic pension and postretirement benefit costs of $35.1 million and $38.8 million for the first nine months of fiscal 2014 and 2013, respectively. The $3.6 million decrease in pension expense was primarily the result of $3.0 million of additional net actuarial gains recorded during the first nine months of fiscal 2014 versus the comparable prior year period and a favorable impact of $3.3 million due to larger returns on higher plan asset levels. Higher service and interest cost of $2.7 million during the first nine months of fiscal 2014 versus the comparable prior year period slightly offset those gains. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Loss Contingency As described in Note 15 to the consolidated financial statements, as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented for the three month period ended February 28, 2014, and in “Other Matters,” section of MD&A in this filing, we recorded a $68.8 million accrual during the quarter ended February 28, 2013 associated with settlement discussions with the DOJ and the GSA Office of Inspector General aimed at resolving an existing investigation. Please refer to the sections of this filing mentioned above for further information.

Interest Expense Interest expense was $61.3 million for the first nine months of fiscal 2014 versus $58.8 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first nine months by approximately $2.2 million versus the same period a year ago. Excluding acquisition-related borrowings, higher average borrowings year-over-year increased interest expense by approximately $0.6 million. Lower interest rates, which averaged 5.12% overall for the first nine months of fiscal 2014 compared with 5.27% for the same period of fiscal 2013, decreased interest expense by approximately $0.3 million during the current nine-month period versus the same period last year.

Investment Expense (Income), Net Net investment income of $13.7 million during this year’s first nine months compares to net investment income of $14.7 million for the same period a year ago. Dividend and interest income totaled $6.8 million during this year’s first nine months versus $7.8 million of income during the same period last year. Net realized gains on the sales of investments resulted in a net gain of $7.0 million for this year’s first nine months versus a net gain of $7.5 million for the same period during fiscal 2013. Impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.1 million for the first nine months of fiscal 2014, versus impairments of $0.6 million for the same period a year ago.

Other (Income), Net Other income of $3.3 million for the first nine months of fiscal 2014 compared with other expense of $53.8 million for the same period a year ago. The prior period result reflects $51.1 million of impairment losses stemming from our various investments in Kemrock. As previously disclosed, as the economy and financial markets in India declined a year ago, we wrote down a portion of our equity investment in Kemrock and also the value of the conversion option feature of our investment in Kemrock’s convertible bonds. More detailed information is included in Note 2. During the prior year period, we repositioned certain industrial segment operations in Brazil, which resulted in a substantial liquidation of certain of our Brazilian subsidiaries and a net loss of $6.1 million.

Other items reflected in this balance include net royalty income of approximately $0.9 million and $1.6 million for the first nine months of fiscal 2014 and fiscal 2013, respectively. Lastly, included in this balance is our equity in earnings of unconsolidated affiliates totaling approximately $2.4 million and $1.8 million for the first nine months of fiscal 2014 and 2013, respectively.

IBT Our consolidated pretax income for this year’s first nine months of $270.0 million compares with pretax income of $80.3 million for the same period last year, resulting in a pretax profit margin on net sales of 8.7% for the current period versus a pretax profit margin on net sales of 2.8% a year ago. As discussed above, the prior period results reflect the impact of the impairment losses relating to our various investments in Kemrock, approximating $56.1 million, combined with the approximately $11.0 million in losses on contracts outside of North America in our roofing division and related exit costs and the $6.1 million loss relating to the repositioning of certain operations in Brazil. Lastly, the prior year period reflects the impact of the adjustment for a $68.8 million accrual associated with the GSA investigation.

Our industrial segment had IBT of $199.3 million, for a profit margin on net sales of 10.0% for this year’s first nine months, versus IBT of $81.2 million, for a profit margin on net sales of 4.2%, for the same period last year. Our consumer segment IBT increased to $165.2 million, or 15.0% of net sales for the period, from last year’s first nine months’ IBT of $132.1 million, or 13.5% of net sales. The increase in IBT as a percent of sales for the consumer segment resulted primarily from the leverage of the impact of this segment’s 12.0% growth in net sales, including the impact of accretive acquisitions during the current period versus the same period a year ago.

Income Tax Rate The effective income tax expense rate was 28.8% for the nine months ended February 28, 2014 compared to an effective income tax expense rate of 48.0% for same period a year ago.

For the nine months ended February 28, 2014 and 2013, the effective tax rates reflect variances from the 35% federal statutory rate primarily due to lower effective tax rates of certain of our foreign subsidiaries, the favorable impact of certain foreign operations on our U.S. taxes, the research and development tax credit, the benefit from the domestic manufacturing deduction and for the three months ended February 28, 2014, due to net reductions to our reserves for income tax contingencies, including interest thereon. These favorable variances from the statutory tax rate were offset by the net impact of valuation allowances associated with certain foreign net operating losses and foreign tax credit carryforwards, state and local income taxes, and non-deductible business operating expenses.

Additionally, for the nine month periods ended February 28, 2013, the effective tax rate differed from the federal statutory rate as a result of income tax benefits related to our strategic decision to reposition certain Brazilian business operations, the impact on our effective tax rate in certain foreign jurisdictions where income tax benefits associated with net operating losses incurred by those foreign businesses are not recognized, the tax effect of projected non-deductible costs associated with the DOJ and GSA accrual, the impact of net increases to our reserves for income tax contingencies, including interest thereon and as a result of increases in valuation allowances related to losses associated with our investments in Kemrock.

Additionally, for the nine month period ended February 28, 2014, the effective tax rate includes a discrete benefit related to the recognition of a foreign deferred income tax asset resulting from the merger of certain foreign subsidiaries. This benefit was partially offset by the impact of the enactment of a Canadian tax law change, Canada Bill C-48, Technical Tax Amendments Act, 2012 (“Bill C-48”), which was effective as of June 26, 2013.

As described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended February 28, 2014, there is uncertainty as to whether we will be able to recognize certain deferred tax assets. Refer to the section captioned “Three Months Ended February 28, 2014 – Income Tax Rate,” for further information.

Net Income Net income of $192.2 million for the first nine months of fiscal 2014 compares to net income of $41.8 million for the same period last year, reflecting the prior period one-time charges previously discussed. Excluding those prior period charges, adjusted net income during the prior year period approximated $156.1 million. Net income as a percentage of net sales of 6.2% for the current year period compares with an adjusted net margin on sales of 5.3% for the comparable prior year period. Net income for the current year period reflects the leverage of the organic growth in net sales of 3.9% versus net sales for the same period last year, as well as accretive acquisitions. During the nine months ended February 28, 2014, we had net income from noncontrolling interests of $9.3 million versus $8.6 million during the same period a year ago. Net income attributable to RPM International Inc. stockholders was $182.9 million for the nine months ended February 28, 2014, versus $33.2 million for the same period a year ago.

Diluted earnings per share of common stock for the first nine months of fiscal 2014 of $1.37 compares with $0.25 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $25.9 million of cash was provided by operating activities during the first nine months of fiscal 2014 compared with $170.9 million during the same period during fiscal 2013, resulting in $145.0 million less cash provided during the current period versus the same period a year ago.

The net change in cash from operations includes the change in net income, which increased by $150.5 million during the first nine months of fiscal 2014 versus the same period a year ago. Reflected in net income for the prior year nine month period are $112.7 million of one-time charges. The non-cash charges included an after-tax charge of $52.6 million resulting from our estimated accrual for a loss contingency; an after-tax charge of $53.3 million in write downs associated with our various investments in Kemrock; and an after-tax charge of approximately $8.4 million associated with a combination of revised cost estimates in conjunction with loss contracts in our industrial segment’s roofing division and exit costs related to those contracts. Other items impacting the net change in cash from operations included items adjusting net income for non-cash expenses and income, which decreased cash flows by approximately $111.7 million more during the current period versus the same period last year. Changes in working capital accounts and all other accruals, along with a payment on a contingency, decreased cash flows by $120.7 million and $63.0 million, respectively, during the first nine months of fiscal 2014 versus the same period last year.

The decrease in accounts receivable during the first nine months of fiscal 2014 provided cash of $86.5 million versus the $144.7 million of cash generated by accounts receivable during the same period last year, or approximately $58.2 million less cash provided year-over-year. This resulted from the geographical mix of sales and from the timing of sales and collections on accounts receivable. Days sales outstanding at February 28, 2014 increased to 70.0 days from 64.9 days sales outstanding at February 28, 2013.

Inventory balances used $82.6 million of cash during the first nine months of fiscal 2014, compared with the use of $69.7 million in cash during the same period last year, or $12.9 million more cash used year-over-year. Adverse weather conditions across most of North America during the third quarter of fiscal 2014 resulted in lower than expected organic sales and higher levels of inventory. Days of inventory outstanding at February 28, 2014 increased to 113.0 days from 105.4 days of inventory outstanding at February 28, 2013.

The current year-to-date change in accounts payable used $57.0 million more cash during the first nine months of fiscal 2014 compared to the same period last year, resulting from a change in the timing of certain payments. Accrued compensation and benefits used approximately $19.0 million less cash during the first nine months of fiscal 2014 versus the same period last year, as there were higher bonus accruals established during the current period related to better operating performance versus last year’s first nine months. Other accruals and prepaids, including those for other short-term and long-term items and changes, provided $1.2 million more cash during the first nine months of fiscal 2014 versus the same period a year ago, due to changes in the timing of such payments.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. Capital expenditures of $54.3 million during the first nine months of fiscal 2014 compare with depreciation of $43.7 million. We believe our current production capacity, along with moderate plant modifications or additions will be adequate to meet our immediate needs based on anticipated growth rates. We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand throughout fiscal 2014.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At February 28, 2014, the fair value of our investments in marketable securities totaled $112.1 million, of which investments with a fair value of $38.1 million were in an unrealized loss position. At May 31, 2013, the fair value of our investments in marketable securities totaled $113.1 million, of which investments with a fair value of $36.6 million were in an unrealized loss position. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. Total pretax unrealized losses recorded in accumulated other comprehensive income at February 28, 2014 and May 31, 2013 were $1.8 million and $1.0 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at February 28, 2014 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at February 28, 2014 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general economic and market conditions. If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of February 28, 2014, approximately $175.0 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries. At this time, we believe it is possible that we could repatriate approximately $50.0 million of undistributed foreign earnings in the foreseeable future. Accordingly, the estimated tax impact of this potential repatriation has been reflected in our current results. These earnings have been previously subject to U.S. taxation and as such, the estimated net tax impact of such remittance is estimated to be minimal.

Other than as noted above, the funds held at our foreign subsidiaries are considered permanently reinvested to be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. As such, we do not intend to repatriate any significant amounts of these cash balances to the U.S. in the foreseeable future. Any repatriation of these balances could be subject to U.S. and foreign taxes. However, a portion of these remaining foreign earnings have also been previously subject to U.S. taxation and could be repatriated to the U.S. with little or no residual tax impact. We believe that the tax impact of repatriating these previously taxed earnings to the U.S. would not have a material impact on our financial results. Furthermore, any repatriation could be subject to government or other local restrictions or limitations such as local minimum capital reserve requirements or exchange controls, etc.

As previously stated, we intend to permanently reinvest the certain cash and cash equivalents held at our various foreign subsidiaries for foreign expansion and other uses. Due to the uncertainties and complexities involved in the various options for repatriation of foreign cash, including any associated governmental or other local restrictions, it is not practicable to calculate the deferred taxes associated with the remittance of these cash balances.

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

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $927.2 million at February 28, 2014. Our debt-to-capital ratio was 51.6% at February 28, 2014, compared with 53.4% at May 31, 2013.

2.25% Convertible Senior Notes due 2020

On December 9, 2013, we issued $205 million of 2.25% convertible senior notes due 2020 (the “Convertible Notes”). In accordance with the agreement, we will pay interest on the Convertible Notes semi-annually on June 15th and December 15th of each year, beginning on June 15, 2014. Net proceeds of approximately $200.1 million from the sale were used to refinance $200 million in principal amount of unsecured senior notes due December 15, 2013, which bear interest at 6.25%.

The Convertible Notes will be convertible under certain circumstances and during certain periods at an initial conversion rate of 18.8905 shares of RPM common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $52.94 per share of common stock), subject to adjustment in certain circumstances. The initial conversion price represents a conversion premium of approximately 37% over the last reported sale price of RPM common stock of $38.64 on December 3, 2013. Prior to June 15, 2020, the Convertible Notes may be converted only upon specified events, and, thereafter, at any time. Upon conversion, the Convertible Notes may be settled, at RPM’s election, in cash, shares of RPM’s common stock, or a combination of cash and shares of RPM’s common stock.

6.25% Notes due 2013

On December 15, 2013, our $200 million 6.25% senior notes matured. During the current quarter, we refinanced this debt with proceeds received from our issuance of $205 million of Convertible Notes.

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

As of February 28, 2014, we were in compliance with all covenants contained in our Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 51.7%, while our interest coverage ratio was 7.21 to 1.

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

The following table summarizes our financial obligations and their expected maturities at February 28, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total Contractual Payment Stream	Payments Due In
		2015	2016-17	2018-19	After 2019
(In thousands)
Long-term debt obligations	$1,388,435	$5,957	$151,558	$287,539	$943,381
Capital lease obligations	1,312	637	663	12
Operating lease obligations	190,465	46,527	63,973	32,847	47,118
Other long-term liabilities(1):
Interest payments on long-term debt obligations	375,862	67,899	126,674	109,425	71,864
Contributions to pension and postretirement plans (2)	333,700	35,900	95,800	89,800	112,200

Total	$2,289,774	$156,920	$438,668	$519,623	$1,174,563

(1)	Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $20.0 million at February 28, 2014. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.
(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume the required minimum contribution will be contributed.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings, other than the minimum operating lease commitments included in the above Contractual Obligations table. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in, or relationships with, any special purpose entities that are not reflected in our financial statements. At the end of fiscal 2010, we deconsolidated our wholly owned subsidiary, SPHC, and its subsidiaries, from our balance sheet and eliminated the results of SPHC’s operations from our operations beginning on May 31, 2010. We account for our investment in SPHC, which had no value at February 28, 2014 and May 31, 2013, under the cost method (refer to Note 3 to the Consolidated Financial Statements).

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

GSA Investigation

As previously disclosed, we recorded a $68.8 million accrual during the quarter ended February 28, 2013 associated with settlement discussions with the DOJ and the GSA Office of Inspector General aimed at resolving an existing investigation. The $68.8 million accrual was subsequently reduced to $65.1 million during the fourth quarter ended May 31, 2013. In August 2013, we entered into a final agreement with the DOJ and the GSA Office of Inspector General regarding this matter. During the quarter ended August 31, 2013, we paid the GSA Office of Inspector General $61.9 million, and we have since made other payments for miscellaneous legal expenses of approximately $1.1 million. We expect to pay approximately $2.1 million more in legal fees and other related costs arising out of this investigation. See Note 15 to the Consolidated Financial Statements for more information.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2014 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the third quarter of fiscal 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
December 1, 2013 through December 31, 2013	655	$41.51	—	—
January 1, 2014 through January 31, 2014	13,180	$42.05	—	—
February 1, 2014 through February 28, 2014	30,556	$40.14	—	—

Total — Third Quarter	44,391	$40.73	—	—

(1)	All of the shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.‘s Amended and Restated 2004 Omnibus Equity and Incentive Plan.
(2)	Refer to Note 16 of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1	First Supplemental Indenture, dated December 9, 2013, for the 2.25% Convertible Senior Notes due 2020 (which includes form of Note), to the Indenture dated as of February 14, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A., which is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 11, 2013 (File No. 1-14187).

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Russell L. Gordon
Russell L. Gordon
Vice President and
Chief Financial Officer

Dated: April 3, 2014