Form 10-Q/A
period 2012-08-31
RPM INTERNATIONAL INC/DE/
filed 2014-08-14
CIK 110621

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

EXPLANATORY NOTE

RPM International Inc. (the “Company”) is filing this amended Quarterly Report on Form 10-Q/A because we determined that the consolidated financial statements contained in the Form 10-Q for the quarterly period ended August 31, 2012 and filed October 4, 2012 (“Original Form 10-Q”) should no longer be relied upon due to an error in the timing of the disclosure and accrual of certain loss reserves. These loss reserves were associated with our settlement of the previously disclosed General Services Administration (“GSA”) and Department of Justice (“DOJ”) investigation into compliance issues related to GSA contracts at our Tremco Roofing Division (also referred to herein as our Building Solutions Group Roofing Division) (the “GSA matter”). As a result of the error, the estimated loss contingency for the first quarter of fiscal 2013 was understated by $11.4 million, producing an overstatement of net income of $7.2 million for the three months ended August 31, 2012. At the same time, our estimated loss contingency was understated by $16.9 million for the second quarter of fiscal 2013, and overstated by $28.3 million for the third quarter of fiscal 2013. As such, we are also restating our financial statements for the three and six month periods ending November 30, 2012, and the three month period ended February 28, 2013 to address the error. After the restatement of the first and second quarters of fiscal 2013, the resulting charge in the third quarter of fiscal 2013 of $40.5 million was due to the application of a “multiplier” negotiated between the DOJ and the Company. The error did not impact the results for the nine months ended February 28, 2013 or the fiscal year ended May 31, 2013. The error was identified as a result of an investigation by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), with the assistance of independent advisors, into the timing of our third quarter of fiscal 2013 disclosure and accrual related to the GSA matter. The Audit Committee determined that the accounting errors described above did not result from intentional misconduct. The GSA matter is also the subject of a formal investigation by the Securities and Exchange Commission (the “SEC”). The Company is cooperating with the SEC in its ongoing investigation.

The Audit Committee of the Company’s Board of Directors approved a restatement of the Company’s financial statements for the three month period ended August 31, 2012, by filing an amendment to the Original Form 10-Q. The error, including the specific line item on each of the Company’s financial statements that were restated, is described in greater detail in Note A1 contained in this Form 10-Q/A.

The Company believes the restatement reflects a material weakness in the Company’s internal control over financial reporting and that its disclosure controls and procedures were not effective as of August 31, 2012 and November 30, 2012. The Company’s controls did not operate as designed to prevent material misstatements, due to unique factors that were only associated with the GSA matter. The Company has concluded that the unique factors related to the GSA matter contributed to a break-down in communications, resulting in the material weakness. Based on developments that occurred during the third quarter of fiscal 2013 and the resulting disclosure of and accrual for the GSA matter, the material weakness no longer exists as of February 28, 2013.

This report on Form 10-Q/A restates the Original Form 10-Q. The following sections of the Original Form 10-Q have been restated:

1)	Item 1 of Part I, Financial Statements,
2)	Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations,
3)	Item 4 of Part I, Controls and Procedures, and
4)	Item 6 of Part II, Exhibits.

Specifically, the following sections within Item 1 of Part I have been restated or added:

1)	Consolidated Balance Sheets,
2)	Consolidated Statements of Income,
3)	Consolidated Statements of Comprehensive Income,
4)	Consolidated Statements of Cash Flows,
5)	Note A1. Restatement,
6)	Note 9. Contingencies and Other Accrued Losses,
7)	Note 12. Income Taxes,
8)	Note 14. Earnings Per Share,
9)	Note 15. Segment Information, and
10)	Note 17. Equity

The Company has also restated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected.

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
	(Unaudited)
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$257,382	$315,968
Trade accounts receivable (less allowances of $26,874 and $26,507, respectively)	760,300	745,541
Inventories	525,323	489,978
Deferred income taxes	24,253	18,752
Prepaid expenses and other current assets	158,393	167,080

Total current assets	1,725,651	1,737,319

Property, Plant and Equipment, at Cost	1,094,665	1,050,965
Allowance for depreciation and amortization	(648,961)	(632,133)

Property, plant and equipment, net	445,704	418,832

Other Assets
Goodwill	954,969	849,346
Other intangible assets, net of amortization	380,624	345,620
Other	169,030	210,696

Total other assets	1,504,623	1,405,662

Total Assets	$3,675,978	$3,561,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$347,245	$391,467
Current portion of long-term debt	3,097	2,584
Accrued compensation and benefits	106,463	157,298
Accrued loss reserves	29,468	28,880
Other accrued liabilities	195,743	144,911

Total current liabilities	682,016	725,140

Long-Term Liabilities
Long-term debt, less current maturities	1,199,513	1,112,952
Other long-term liabilities	386,236	381,619
Deferred income taxes	45,861	28,119

Total long-term liabilities	1,631,610	1,522,690

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01; authorized 300,000 shares; issued 136,231 and outstanding 132,013 as of August 2012; issued 135,741 and outstanding 131,555 as of May 2012	1,320	1,316
Paid-in capital	748,912	742,895
Treasury stock, at cost	(69,740)	(69,480)
Accumulated other comprehensive income (loss)	(146,701)	(177,893)
Retained earnings	685,201	686,818

Total RPM International Inc. stockholders’ equity	1,218,992	1,183,656
Noncontrolling interest	143,360	130,327

Total Equity	1,362,352	1,313,983

Total Liabilities and Stockholders’ Equity	$3,675,978	$3,561,813

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended August 31,
	2012	2011
	(Restated)
Net Sales	$1,046,714	$985,918
Cost of Sales	612,834	576,292

Gross Profit	433,880	409,626
Selling, General and Administrative Expenses	310,940	273,943
Estimated Loss Contingency	11,418	—
Interest Expense	18,430	17,806
Investment (Income), Net	(6,974)	(24)
Other Expense (Income), Net	39,422	(803)

Income Before Income Taxes	60,644	118,704
Provision for Income Taxes	30,025	35,364

Net Income	30,619	83,340
Less: Net Income Attributable to Noncontrolling Interests	3,954	6,529

Net Income Attributable to RPM International Inc. Stockholders	$26,665	$76,811

Average Number of Shares of Common Stock Outstanding:
Basic	128,805	128,094

Diluted	129,570	128,626

Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders
Basic	$0.20	$0.59

Diluted	$0.20	$0.59

Cash Dividends Declared per Share of Common Stock	$0.215	$0.210

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended August 31,
	2012	2011
	(Restated)
Net Income	$30,619	$83,340
Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustments	39,230	(9,104)
Pension and Other Postretirement Benefit Liability Adjustments	1,206	2,218
Unrealized Gain (Loss) on Securities	(352)	(3,253)
Unrealized Gain on Derivatives	187	(1,079)

Total Comprehensive Income	70,890	72,122
Less: Comprehensive Income Attributable to Noncontrolling Interests	13,033	7,194

Comprehensive Income Attributable to RPM International Inc. Stockholders	$57,857	$64,928

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended August 31,
	2012	2011
	(Restated)
Cash Flows From Operating Activities:
Net income	$30,619	$83,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,330	13,009
Amortization	6,735	5,110
Impairment on investment in Kemrock	40,273
Estimated loss contingency	11,418
Deferred income taxes	(2,296)	(1,374)
Stock-based compensation expense	3,873	3,125
Other	(442)	(83)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease (increase) in receivables	7,162	(4,211)
(Increase) in inventory	(24,650)	(27,113)
Decrease (increase) in prepaid expenses and other current and long-term assets	554	(6,370)
(Decrease) in accounts payable	(54,226)	(27,069)
(Decrease) in accrued compensation and benefits	(56,362)	(45,873)
(Decrease) in accrued loss reserves	(118)	(2,622)
Increase in other accrued liabilities	53,198	14,818
Other	(11,334)	2,789

Cash From Operating Activities	17,734	7,476

Cash Flows From Investing Activities:
Capital expenditures	(12,702)	(4,913)
Acquisition of businesses, net of cash acquired	(141,203)	(35,914)
Purchase of marketable securities	(55,744)	(11,315)
Proceeds from sales of marketable securities	49,320	13,821
Other	17,255	915

Cash (Used For) Investing Activities	(143,074)	(37,406)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	147,547	7,391
Reductions of long-term and short-term debt	(63,193)	(10,824)
Cash dividends	(28,281)	(27,424)
Repurchase of stock	(260)	(204)
Exercise of stock options	803	1,205

Cash From (Used For) Financing Activities	56,616	(29,856)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	10,138	(1,870)

Net Change in Cash and Cash Equivalents	(58,586)	(61,656)
Cash and Cash Equivalents at Beginning of Period	315,968	435,011

Cash and Cash Equivalents at End of Period	$257,382	$373,355

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

(Unaudited)

NOTE A1 — RESTATEMENT

The Company determined that the estimated loss contingency for the first quarter of fiscal 2013 was understated by $11.4 million, producing an overstatement of net income of $7.2 million for the three month period ended August 31, 2012. The error was identified as a result of an investigation by the Audit Committee, with the assistance of independent advisors, into the timing of our third quarter of fiscal 2013 disclosure and accrual associated with the settlement of the previously disclosed GSA matter.

The Company’s Consolidated Balance Sheets; Consolidated Statements of Income; Consolidated Statements of Comprehensive Income; Consolidated Statements of Cash Flows; Note 9. Contingencies and Other Accrued Losses; Note 12. Income Taxes; Note 14. Earnings Per Share; Note 15. Segment Information; and Note 17. Equity; included in this Form 10-Q/A have been restated to correct for the misstatements described above.

The following are previously reported and restated balances of affected line items in the Consolidated Balance Sheets as of August 31, 2012 (Unaudited), Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the three months ended August 31, 2012 (Unaudited), and the Consolidated Statements of Cash Flows for the three months ended August 31, 2012 (Unaudited).

	As of August 31, 2012
	As Reported	Adjustment	Restated
Consolidated Balance Sheet
Deferred income taxes	$20,083	$4,170	$24,253
Other accrued liabilities	184,325	11,418	195,743
Retained earnings	692,449	(7,248)	685,201
Total RPM International Inc. stockholders’ equity	1,226,240	(7,248)	1,218,992
Total equity	1,369,600	(7,248)	1,362,352

	Three Months Ended August 31, 2012
	As Reported	Adjustment	Restated
Consolidated Statements of Income
Estimated Loss Contingency	$—	$11,418	$11,418
Income before income taxes	72,062	(11,418)	60,644
Provision for income taxes	34,195	(4,170)	30,025
Net income	37,867	(7,248)	30,619
Net income attributable to RPM International Inc. Stockholders	33,913	(7,248)	26,665
Earnings Per Share—Basic	0.26	(0.06)	0.20
Earnings Per Share—Diluted	0.26	(0.06)	0.20

Consolidated Statements of Comprehensive Income
Net income	37,867	(7,248)	30,619
Total Comprehensive Income	78,138	(7,248)	70,890
Comprehensive Income Attributable to RPM International Inc. Stockholders	65,105	(7,248)	57,857

Consolidated Statement of Cash Flows
Net income	37,867	(7,248)	30,619
Estimated loss contingency	—	11,418	11,418
Deferred income taxes	1,874	(4,170)	(2,296)
Cash From Operating Activities	17,734	—	17,734

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

Marketable securities, included in other current and long-term assets, totaling $39.1 million and $87.9 million at August 31, 2012, respectively, and $30.5 million and $89.6 million at May 31, 2012, respectively, are composed of available-for-sale securities and are reported at fair value. In April 2012, we invested $22.7 million in 5.5% convertible bonds issued by Kemrock. The bonds are convertible into ordinary shares or global depositary

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receipts each representing one ordinary share of Kemrock stock, and may be converted at any time on or after June 4, 2012 and up to the close of business on June 12, 2017. Our investment in Kemrock convertible bonds is an available for sale security, which reflects the offsetting value of the discount on the bond as of the balance sheet date, and is classified in other long-term assets in our Consolidated Balance Sheet. We reclassified approximately $73.6 million and $76.0 million out of other current assets into long-term assets as of August 31, 2012 and May 31, 2012, respectively, in order to reflect the timeframe over which these assets are intended to be used.

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

During our fiscal year ended May 31, 2013, we recorded an adjustment to our current product liability reserves to remove the impact of claims that we determined will not likely be paid out over the next 12 months, which should have been included in the long-term product liability reserves as of May 31, 2012. As a result, long-term accrued product liability reserves (a component of other long-term liabilities on our Consolidated Balance Sheets) were increased by $26.6 million and $25.8 million, and current accrued product liability reserves (a component of accrued loss reserves on our Consolidated Balance Sheets) were decreased by an equal amount, in order to reflect this reclassification as of August 31, 2012 and May 31, 2012, respectively.

During the first quarter of fiscal 2013, we recorded an $11.4 million accrual associated the GSA matter. The substantial majority of the accrual relates to the sale of products and services from 2004 to 2008. Our Tremco Roofing Division is in ongoing discussions with the DOJ and the GSA aimed at resolving the investigation. We are cooperating with the investigation, which involves compliance with certain pricing terms and conditions of GSA contracts under which our Tremco Roofing Division sold products and services to the federal government. The accrual recorded during the first quarter for this contingency represents our best estimate of the amount of probable loss that may result from this matter. In assessing our probable loss, we have considered the potentially disputed amounts under the relevant contracts, together with our understanding of policies for resolving such matters. It is reasonably possible that the actual amount of our loss may vary materially from the amount of the accrual, and given the state of the investigation, the Company is unable to estimate the range of loss. The ultimate loss related to this investigation may be subject to a “multiplier” that is determined by the DOJ, based on their consideration of the facts and circumstances related to this matter. This “multiplier” can range from one to three times the amount due to the government. The accrual for this contingency is classified in other accrued liabilities in our Consolidated Balance Sheets and the loss is classified as estimated loss contingency in our Consolidated Statements of Income as of and for the period ended August 31, 2012.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — INVESTMENT (INCOME) EXPENSE, NET

Investment (income) expense, net, consists of the following components:

	Quarter Ended August 31,
(In thousands)	2012	2011
Interest (income)	$(2,295)	$(1,117)
(Gain) loss on sale of marketable securities	(4,584)	914
Other-than-temporary impairment on securities	113	406
Dividend (income)	(208)	(227)

Investment (income) expense, net	$(6,974)	$(24)

NOTE 11 — OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following components:

	Quarter Ended August 31,
Year Ended May 31,	2012	2011
(In thousands)
Royalty (income), net	$(294)	$(324)
Loss on Kemrock conversion option	8,183
Loss (income) related to unconsolidated equity affiliates	31,533	(479)

Other expense (income), net	$39,422	$(803)

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

NOTE 12 — INCOME TAXES

The effective income tax rate was 49.5% for the three months ended August 31, 2012 compared to an effective income tax rate of 29.8% for the three months ended August 31, 2011.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method, for the three months ended August 31, 2012 and 2011:

	Three Months Ended August 31,
(In thousands, except per share amounts)	2012	2011
	(Restated)
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$26,665	$76,811
Less: Allocation of earnings and dividends to participating securities	(479)	(1,530)

Net income available to common shareholders — basic	26,186	75,281
Add: Undistributed earnings reallocated to unvested shareholders	—	4

Net income available to common shareholders — diluted	$26,186	$75,285

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	128,805	128,094
Average diluted options	765	532

Total shares for diluted earnings per share	129,570	128,626

Earnings Per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.20	$0.59

Diluted (1)	$0.20	$0.59

(1)	For the quarters ended August 31, 2012 and 2011, approximately 2,954,000 and 2,750,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted earnings per share, as the effect would have been anti-dilutive.

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

	Three Months Ended
	August 31, 2012	August 31, 2011
	(In thousands)
	(Restated)
Net Sales
Industrial Segment	$703,335	$667,016
Consumer Segment	343,379	318,902

Consolidated	$1,046,714	$985,918

Income (Loss) Before Income Taxes
Industrial Segment	$62,886	$91,546
Consumer Segment	58,788	51,512
Corporate/Other	(61,030)	(24,354)

Consolidated	$60,644	$118,704

	August 31, 2012	May 31, 2012
Identifiable Assets
Industrial Segment	$2,359,243	$2,195,702
Consumer Segment	1,216,807	1,184,609
Corporate/Other	99,928	181,502

Consolidated	$3,675,978	$3,561,813

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — EQUITY

The following tables illustrate the components of total equity and comprehensive income for the quarters ended August 31, 2012 and 2011:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
	(Restated)		(Restated)
Total equity at May 31, 2012	$1,183,656	$130,327	$1,313,983
Net income	26,665	3,954	30,619
Other Comprehensive Income:
Foreign currency translation adjustments	28,664	10,566	39,230
Pension and other postretirement benefit liability adjustments, net of tax	1,534	(328)	1,206
Unrealized gain (loss) on securities, net of tax	825	(1,177)	(352)
Unrealized gain on derivatives, net of tax	169	18	187

Total Other Comprehensive Income, net of tax	31,192	9,079	40,271

Comprehensive Income	57,857	13,033	70,890

Dividends paid	(28,281)		(28,281)
Other	1,284		1,284
Stock option exercises, net	603		603
Stock based compensation expense	588		588
Restricted awards, net	3,285		3,285

Total Equity at August 31, 2012	$1,218,992	$143,360	$1,362,352

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2011	$1,263,164	$124,204	$1,387,368
Net income	76,811	6,529	83,340
Other Comprehensive Income:
Foreign currency translation adjustments	(9,433)	329	(9,104)
Pension and other postretirement benefit liability adjustments, net of tax	2,041	177	2,218
Unrealized gain (loss) on securities, net of tax	(3,643)	390	(3,253)
Unrealized gain on derivatives, net of tax	(848)	(231)	(1,079)

Total Other Comprehensive Income, net of tax	(11,883)	665	(11,218)

Comprehensive Income	64,928	7,194	72,122

Dividends paid	(27,424)		(27,424)
Other noncontrolling interest activity	(390)		(390)
Shares repurchased	(206)		(206)
Stock option exercises, net	1,206		1,206
Stock based compensation expense	3,125		3,125
Restricted awards, net	(64)		(64)

Total Equity at August 31, 2011	$1,304,339	$131,398	$1,435,737

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements include the accounts of RPM International Inc. and its majority-owned subsidiaries, except for certain subsidiaries that were deconsolidated on May 31, 2010 (please refer to Note 1 to the Consolidated Financial Statements for further information). Investments in less-than-majority-owned joint ventures for which we have the ability to exercise significant influence over are accounted for under the equity method. Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate these estimates, including those related to our allowances for doubtful accounts; inventories; allowances for recoverable taxes; uncertain tax positions; useful lives of property, plant and equipment; goodwill and other intangible assets; environmental, warranties and other contingent liabilities; income tax valuation allowances; pension plans; and the fair value of financial instruments. We base our estimates on historical experience, our most recent facts, and other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of our assets and liabilities. Actual results, which are shaped by actual market conditions, may differ materially from our estimates.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

Our reporting currency is the U.S. dollar. However, the functional currency for each of our foreign subsidiaries is its principal operating currency. We translate the amounts included in our Consolidated Statements of Income from our foreign subsidiaries into U.S. dollars at weighted-average exchange rates, which we believe are representative of the actual exchange rates on the dates of the transactions. Our foreign subsidiaries’ assets and liabilities are translated into U.S. dollars from local currency at the actual exchange rates as of the end of each reporting date, and we record the resulting foreign exchange translation adjustments in our Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). If the U.S. dollar strengthens, we reflect the resulting losses as a component of accumulated other comprehensive income (loss). Conversely, if the

U.S. dollar weakens, foreign exchange translation gains result, which favorably impact accumulated other comprehensive income (loss). Translation adjustments may be included in net earnings in the event of a sale or liquidation of certain of our underlying foreign investments. If we determine that the functional currency of any of our foreign subsidiaries should be the U.S. dollar, our financial statements will be affected. Should this occur, we will adjust our reporting to appropriately account for any such changes.

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

Other Long-Lived Assets

We assess identifiable, amortizable intangibles and other long-lived assets for impairment whenever events or changes in facts and circumstances indicate the possibility that the carrying values of these assets may not be recoverable over their estimated remaining useful lives. Factors considered important in our assessment, which might trigger an impairment evaluation, include the following:

•	significant under-performance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets;

•	significant changes in the strategy for our overall business; and

•	significant negative industry or economic trends.

Measuring a potential impairment of amortizable intangibles and other long-lived assets requires the use of various estimates and assumptions, including the determination of which cash flows are directly related to the assets being evaluated, the respective useful lives over which those cash flows will occur and potential residual values, if any. If we determine that the carrying values of these assets may not be recoverable based upon the existence of one or more of the above-described indicators or other factors, any impairment amounts would be measured based on the projected net cash flows expected from these assets, including any net cash flows related to eventual disposition activities. The determination of any impairment losses would be based on the best information available, including internal estimates of discounted cash flows; market participant assumptions; quoted market prices, when available; and independent appraisals, as appropriate, to determine fair values. Cash flow estimates would be based on our historical experience and our internal business plans, with appropriate discount rates applied.

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

Contingencies

We are party to various claims and lawsuits arising in the normal course of business. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and estimable. Our provisions are based on historical experience and legal advice, reviewed quarterly and adjusted according to developments. In general, our accruals, including our accruals for environmental, warranty and tax liabilities, discussed further below, represent the best estimate of a range of probable losses. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments about potential actions by third parties, such as regulators, courts, and state and federal legislatures. Changes in the amounts of our loss provisions, which can be material, affect our Consolidated Statements of Income. To the extent there is a reasonable possibility that potential losses could exceed the amounts already accrued, we believe that the amount of any such additional loss would be immaterial to our results of operations, liquidity and consolidated financial position. We evaluate our accruals at the end of each quarter, or sometimes more frequently, based on available facts, and may revise our estimates in the future based on any new information becoming available.

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

Allowance for Doubtful Accounts Receivable

An allowance for anticipated uncollectible trade receivable amounts is established using a combination of specifically identified accounts to be reserved and a reserve covering trends in collectibility. These estimates are based on an analysis of trends in collectibility and past experience, but are primarily made up of individual account balances identified as doubtful based on specific facts and conditions. Receivable losses are charged against the allowance when we confirm uncollectibility. Actual collections of trade receivables could differ from our estimates due to changes in future economic or industry conditions or specific customer’s financial conditions.

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

	Quarter Ended
	August 31, 2012	August 31, 2011
	(In thousands)
	(Restated)
Net Sales
Industrial Segment	$703,335	$667,016
Consumer Segment	343,379	318,902

Consolidated	$1,046,714	$985,918

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$62,886	$91,546
Interest (Expense), Net (b)	(2,608)	(917)

EBIT (c)	$65,494	$92,463

Consumer Segment
Income Before Income Taxes (a)	$58,788	$51,512
Interest (Expense), Net (b)	—	36

EBIT (c)	$58,788	$51,476

Corporate/Other
(Expense) Before Income Taxes (a)	$(61,030)	$(24,354)
Interest (Expense), Net (b)	(8,848)	(16,901)

EBIT (c)	$(52,182)	$(7,453)

Consolidated
Income (Loss) Before Income Taxes (a)	$60,644	$118,704
Interest (Expense), Net (b)	(11,456)	(17,782)

EBIT (c)	$72,100	$136,486

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (GAAP) in the United States, to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
(c)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions,as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP,since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

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

Estimated Loss Contingency During the first quarter of fiscal 2013, we recorded an $11.4 million accrual associated with the GSA matter. The substantial majority of the accrual relates to the sale of products and services from 2004 to 2008. Our Tremco Roofing Division is in ongoing discussions with the U.S. Department of Justice (the “DOJ”) and the GSA aimed at resolving the investigation. We are cooperating with the investigation, which involves compliance with certain pricing terms and conditions of GSA contracts under which our Tremco Roofing Division sold products and services to the federal government. The accrual recorded during the first quarter for this contingency represents our best estimate of the amount of probable loss that may result from this matter. In assessing our probable loss, we have considered the potentially disputed amounts under the relevant contracts, together with our understanding of policies for resolving such matters. It is reasonably possible that the actual amount of our loss may vary materially from the amount of the accrual, and given the state of the investigation, the Company is unable to estimate the range of loss. The ultimate loss related to this investigation may be subject to a “multiplier” that is determined by the DOJ, based on the consideration of the facts and circumstances related to this matter. This “multiplier” can range from one to three times the amount due to the government.

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

Income Before Income Taxes (“IBT”) Our consolidated pretax income for the first quarter of fiscal 2013 of $60.6 million compares with pretax income of $118.7 million for the quarter ended August 31, 2011, which results in a pretax profit margin on net sales of 5.8% and 12.0% for the first quarter of fiscal 2013 and 2012, respectively.

Our industrial segment had IBT of $62.9 million, for a profit margin on net sales of 8.9% for the quarter ended August 31, 2012, versus IBT of $91.5 million, for a profit margin on net sales of 13.7%, for the quarter ended August 31, 2011. The decline in IBT as a percent of sales for the industrial segment resulted primarily from an $11.4 million accrual associated with the GSA matter as well as the recognition of this segment’s loss on its investments in Kemrock during the current fiscal quarter. Our consumer segment IBT increased to $58.8 million, or 17.1% of net sales for the quarter ended August 31, 2012, from the comparable prior year period result of $51.5 million, or 16.2% of net sales. This was driven primarily by the organic growth in sales for the consumer segment of approximately 6.1% in the first quarter of fiscal 2013 from the comparable prior year period.

Income Tax Rate The effective income tax rate was 49.5% for the three months ended August 31, 2012 compared to an effective income tax rate of 29.8% for the three months ended August 31, 2011.

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

Net Income Net income of $30.6 million for the quarter ended August 31, 2012 compares to net income of $83.3 million for the quarter ended August 31, 2011. This results in a net margin on sales of 2.9% and 8.5% for the quarters ended August 31, 2012 and 2011, respectively. While organic sales volume grew by 2.4% during the first quarter of fiscal 2013 versus net sales for the first quarter of fiscal 2012, there were higher employee compensation, distribution and acquisition-related expenses during the first quarter of fiscal 2013 versus the comparable prior year period. We recorded an $11.4 million accrual ($7.2 million after-tax) associated with the GSA matter, as well as losses on our various investments in Kemrock, which totaled $42.5 million after-tax. During the quarter ended August 31, 2012, we had net income from noncontrolling interests of $4.0 million versus $6.5 million during the comparable prior year period. Net income attributable to RPM International Inc. stockholders was $26.7 million for the quarter ended August 31, 2012, versus $76.8 million for the quarter ended August 31, 2011, for a margin on net sales of 2.5% and 7.8% for the quarter ended August 31, 2012 and 2011, respectively.

Diluted earnings per share of common stock for the quarter ended August 31, 2012 of $0.20 compares with $0.59 for the quarter ended August 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Operating activities provided cash flow of $17.7 million for the quarter ended August 31, 2012 compared with $7.5 million during the prior fiscal year period, resulting in a net increase in cash of $10.2 million during the first quarter of fiscal 2013 versus fiscal 2012.

The net change in cash from operations includes the change in net income, which decreased by $52.7 million during the first quarter of fiscal 2013 versus the same period during fiscal 2012. Reflected in net income for the quarter ended August 31, 2012 are $58.1 million of one-time charges. The non-cash charges include an after-tax charge of $7.2 million resulting from our estimated accrual for a loss contingency; an after-tax charge of $42.5 million in write downs associated with our various investments in Kemrock; and an after-tax charge of approximately $8.4 million associated with a combination of revised cost estimates in conjunction with loss contracts in our industrial segment’s roofing division and exit costs related to those contracts. Other items impacting the net change in cash from operations included items adjusting net income for non-cash expenses and income, which increased cash flows by approximately $53.1 million more during the current fiscal year period versus the prior fiscal year period; and changes in working capital accounts and all other accruals, which increased cash flows by $10.6 million during the current fiscal year period versus the prior fiscal year period.

The decrease in accounts receivable since May 31, 2012 represents cash provided of $7.2 million versus the $4.2 million of cash used by accounts receivable during the first quarter of fiscal 2012, or approximately $11.4 million more cash provided year-over-year. This resulted from the timing of sales and collections on accounts receivable. Days sales outstanding at August 31, 2012 decreased slightly to 62.1 days from 62.6 days sales outstanding at August 31, 2011.

Inventory balances used $24.7 million of cash during the first quarter of fiscal 2013, compared with a use of cash of $27.1 million during the first quarter of fiscal 2012, or $2.4 million less cash used year-over-year. Days of inventory outstanding at August 31, 2012 decreased slightly to 77.1 days from 77.4 days of inventory outstanding at August 31, 2011.

The current quarter change in accounts payable used $27.2 million more cash during the current period compared to the same period a year ago, resulting from a change in the timing of certain payments during the current period versus the same period a year ago. Accrued compensation and benefits used approximately $10.5 million more cash during the first quarter of fiscal 2013 versus the same period during the prior fiscal year, as there were higher bonus payments made during the current year versus the same period a year ago. Other accruals, including those for other short-term and long-term items and changes in accrued loss reserves, provided $40.9 million more cash during the first quarter of fiscal 2013 versus the first quarter of the prior fiscal year, due to changes in the timing of such payments. Lastly, the current period change in cash from operating activities — other, relates partly to the unfavorable impact of foreign exchange as the U.S. dollar was stronger against other major currencies at the end of the current fiscal year versus a year ago.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of

the period covered by this Quarterly Report on Form 10-Q/A. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosures and controls were not effective as of the end of the period reported in Form 10-Q for the quarter ended August 31, 2012, due to the material weakness described below.

Material Weakness and Related Remediation Initiatives

We concluded there was a material weakness at August 31, 2012, in the operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to our evaluation of contingent liabilities (including the disclosure and accrual thereof) associated with the GSA and DOJ investigation into compliance issues surrounding GSA contracts at our Tremco Roofing Division (“the GSA matter”). The Company’s controls did not operate as designed to prevent material misstatements, due to unique factors that were only associated with the GSA matter. The GSA matter was a government investigation of pricing discrepancies related to a GSA contract, which was associated with a qui tam complaint, and was unique in nature compared to contingencies to which the Company has historically been subject.

The Company has concluded that the unique factors related to the GSA matter contributed to a break-down in communications, resulting in the material weakness. Based on developments that occurred during the third quarter of fiscal 2013 and the resulting disclosure of and accrual for the GSA matter, the material weakness no longer exists as of February 28, 2013.

Changes in Internal Control over Financial Reporting

There has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended August 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2014