Form 10-Q/A
period 2012-11-30
RPM INTERNATIONAL INC/DE/
filed 2014-08-14
CIK 110621

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

EXPLANATORY NOTE

RPM International Inc. (the “Company”) is filing this amended Quarterly Report on Form 10-Q/A because we determined that the consolidated financial statements contained in the Form 10-Q for the quarterly period ended November 30, 2012 and filed January 8, 2013 (“Original Form 10-Q”) should no longer be relied upon due to an error in the timing of the disclosure and accrual of certain loss reserves. These loss reserves were associated with our settlement of the previously disclosed General Services Administration (“GSA”) and Department of Justice (“DOJ”) investigation into compliance issues related to GSA contracts at our Tremco Roofing Division (also referred to herein as our Building Solutions Group Roofing Division) (the “GSA matter”). As a result of the error, the estimated loss contingency for the second quarter of fiscal 2013 was understated by $16.9 million, producing an overstatement of net income of $10.8 million and $18.0 million, respectively, for the three and six month period ended November 30, 2012. At the same time, our estimated loss contingency was understated by $11.4 million for the first quarter of fiscal 2013, and overstated by $28.3 million for the third quarter of fiscal 2013. As such, we are also restating our financial statements for the three month period ending August 31, 2012, and the three month period ended February 28, 2013 to address the error. After the restatement of the first and second quarters of fiscal 2013, the resulting charge in the third quarter of fiscal 2013 of $40.5 million was due to the application of a “multiplier” negotiated between the DOJ and the Company. The error did not impact the results for the nine months ended February 28, 2013 or the fiscal year ended May 31, 2013. The error was identified as a result of an investigation by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), with the assistance of independent advisors, into the timing of our third quarter of fiscal 2013 disclosure and accrual related to the GSA matter. The Audit Committee determined that the accounting errors described above did not result from intentional misconduct. The GSA matter is also the subject of a formal investigation by the Securities and Exchange Commission (the “SEC”). The Company is cooperating with the SEC in its ongoing investigation.

The Audit Committee of the Company’s Board of Directors approved a restatement of the Company’s financial statements for the three-month and six-month periods ended November 30, 2012, by filing an amendment to the Original Form 10-Q. The error, including the specific line item on each of the Company’s financial statements that were restated, is described in greater detail in Note A1 contained in this Form 10-Q/A.

The Company believes the restatement reflects a material weakness in the Company’s internal control over financial reporting and that its disclosure controls and procedures were not effective as of August 31, 2012 and November 30, 2012. The Company’s controls did not operate as designed to prevent material misstatements, due to unique factors that were only associated with the GSA matter. The Company has concluded that the unique factors related to the GSA matter contributed to a breakdown in communications, resulting in the material weakness. Based on developments that occurred during the third quarter of fiscal 2013 and the resulting disclosure of and accrual for the GSA matter, the material weakness no longer exists as of February 28, 2013.

This Form 10-Q/A restates the Original Form 10-Q. The following sections of the Original Form 10-Q have been restated:

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

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	November 30, 2012	May 31, 2012
	(Unaudited) (Restated)
Assets
Current Assets
Cash and cash equivalents	$261,940	$315,968
Trade accounts receivable (less allowances of $29,226 and $26,507, respectively)	727,897	745,541
Inventories	545,678	489,978
Deferred income taxes	31,393	18,752
Prepaid expenses and other current assets	160,070	167,080

Total current assets	1,726,978	1,737,319

Property, Plant and Equipment, at Cost	1,138,474	1,050,965
Allowance for depreciation and amortization	(663,784)	(632,133)

Property, plant and equipment, net	474,690	418,832

Other Assets
Goodwill	1,120,437	849,346
Other intangible assets, net of amortization	478,212	345,620
Other	175,605	210,696

Total other assets	1,774,254	1,405,662

Total Assets	$3,975,922	$3,561,813

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$316,105	$391,467
Current portion of long-term debt	2,068	2,584
Accrued compensation and benefits	118,396	157,298
Accrued loss reserves	33,667	28,880
Other accrued liabilities	220,704	144,911

Total current liabilities	690,940	725,140

Long-Term Liabilities
Long-term debt, less current maturities	1,413,101	1,112,952
Other long-term liabilities	445,551	381,619
Deferred income taxes	51,780	28,119

Total long-term liabilities	1,910,432	1,522,690

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01; authorized 300,000 shares; issued 136,601 and outstanding 132,347 as of November 2012; issued 135,741 and outstanding 131,555 as of May 2012	1,323	1,316
Paid-in capital	753,693	742,895
Treasury stock, at cost	(70,574)	(69,480)
Accumulated other comprehensive (loss)	(145,835)	(177,893)
Retained earnings	686,353	686,818

Total RPM International Inc. stockholders’ equity	1,224,960	1,183,656
Noncontrolling interest	149,590	130,327

Total Equity	1,374,550	1,313,983

Total Liabilities and Stockholders’ Equity	$3,975,922	$3,561,813

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
	(Restated)		(Restated)
Net Sales	$1,017,426	$916,085	$2,064,140	$1,902,003
Cost of Sales	592,425	547,064	1,205,259	1,123,356

Gross Profit	425,001	369,021	858,881	778,647
Selling, General and Administrative Expenses	325,761	282,154	636,701	556,097
Estimated Loss Contingency	16,926		28,344
Interest Expense	19,868	17,909	38,298	35,715
Investment (Income), Net	(1,364)	(1,045)	(8,338)	(1,069)
Other Expense (Income), Net	9,694	(6,167)	49,116	(6,970)

Income Before Income Taxes	54,116	76,170	114,760	194,874
Provision for Income Taxes	18,773	22,251	48,798	57,615

Net Income	35,343	53,919	65,962	137,259
Less: Net Income Attributable to Noncontrolling Interests	4,419	3,988	8,373	10,517

Net Income Attributable to RPM International Inc. Stockholders	$30,924	$49,931	$57,589	$126,742

Average Number of Shares of Common Stock Outstanding:
Basic	128,885	127,986	128,844	128,048

Diluted	129,700	128,432	129,635	128,537

Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.23	$0.38	$0.44	$0.97

Diluted	$0.23	$0.38	$0.44	$0.97

Cash Dividends Declared per Share of Common Stock	$0.225	$0.215	$0.440	$0.425

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
	(Restated)		(Restated)
Net Income	$35,343	$53,919	$65,962	$137,259
Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustments	(2,036)	(64,313)	37,194	(73,417)
Pension and Other Postretirement Benefit Liability Adjustments	3,378	3,181	4,584	5,399
Unrealized Gain (Loss) on Securities	2,076	(7,719)	1,724	(10,972)
Unrealized (Loss) on Derivatives	(744)	(2,793)	(557)	(3,872)

Total Other Comprehensive Income	2,674	(71,644)	42,945	(82,862)

Total Comprehensive Income	38,017	(17,725)	108,907	54,397
Less: Comprehensive Income Attributable to Noncontrolling Interests	6,230	1,535	19,263	8,729

Comprehensive Income Attributable to RPM International Inc. Stockholders	$31,787	$(19,260)	$89,644	$45,668

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended November 30,
	2012	2011
	(Restated)
Cash Flows From Operating Activities:
Net income	$65,962	$137,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,644	25,891
Amortization	14,565	11,027
Impairment on investment in Kemrock	51,092
Estimated Loss Contingency	28,344
Deferred income taxes	(6,379)	(1,620)
Stock-based compensation expense	8,135	6,692
Other	(9,655)	(5,204)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	63,687	76,864
(Increase) in inventory	(25,936)	(24,687)
Decrease (increase) in prepaid expenses and other current and long-term assets	19,990	(10,040)
(Decrease) in accounts payable	(95,485)	(46,345)
(Decrease) in accrued compensation and benefits	(46,190)	(36,662)
Increase (decrease) in accrued loss reserves	3,984	(5,313)
Increase (decrease) in other accrued liabilities	46,440	(14,952)
Other	(18,577)	(2,880)

Cash From Operating Activities	127,621	110,030

Cash Flows From Investing Activities:
Capital expenditures	(30,849)	(18,353)
Acquisition of businesses, net of cash acquired	(396,785)	(132,905)
Purchase of marketable securities	(68,442)	(39,337)
Proceeds from sales of marketable securities	58,194	36,937
Other	4,103	4,072

Cash (Used For) Investing Activities	(433,779)	(149,586)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	334,247	7,215
Reductions of long-term and short-term debt	(41,269)	(22,845)
Cash dividends	(58,054)	(55,620)
Repurchase of stock	(1,094)	(5,999)
Other	5,650	3,181

Cash From (Used For) Financing Activities	239,480	(74,068)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	12,650	(20,432)

Net Change in Cash and Cash Equivalents	(54,028)	(134,056)
Cash and Cash Equivalents at Beginning of Period	315,968	435,011

Cash and Cash Equivalents at End of Period	$261,940	$300,955

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

(Unaudited)

NOTE A1 — RESTATEMENT

The Company determined that the estimated loss contingency was understated by $16.9 million for the three month period and $28.3 million for the six month period ended November 30, 2012, producing an overstatement of net income of $10.8 million for the three month period and $18.0 million for the six month period ended November 30, 2012. The error was identified as a result of an investigation by the Audit Committee, with the assistance of independent advisors, into the timing of our third quarter of fiscal 2013 disclosure and accrual associated with the settlement of the previously disclosed GSA matter.

The Company’s Consolidated Balance Sheets; Consolidated Statements of Income; Consolidated Statements of Comprehensive Income; Consolidated Statements of Cash Flows; Note 9. Contingencies and Other Accrued Losses; Note 12. Income Taxes; Note 14. Earnings Per Share; Note 15. Segment Information; and Note 17. Equity, included in this Form 10-Q/A have been restated to correct for the misstatements described above.

The following are previously reported and restated balances of affected line items in the Consolidated Balance Sheets as of November 30, 2012 (Unaudited), the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2012 (Unaudited), and Consolidated Statements of Cash Flows for the six months ended November 30, 2012 (Unaudited).

	November 30, 2012
	As Reported	Adjustment	Restated
Consolidated Balance Sheets
Deferred income taxes	$21,041	$10,352	$31,393
Other accrued liabilities	192,360	28,344	220,704
Retained earnings	704,345	(17,992)	686,353
Total RPM International Inc. stockholders’ equity	1,242,952	(17,992)	1,224,960
Total equity	1,392,542	(17,992)	1,374,550

	Three Months Ended November 30, 2012			Six Months Ended November 30, 2012
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated

Consolidated Statements of Income
Estimated Loss Contingency	$—	$16,926	$16,926	$—	$28,344	$28,344
Income before income taxes	71,042	(16,926)	54,116	143,104	(28,344)	114,760
Provision for income taxes	24,955	(6,182)	18,773	59,150	(10,352)	48,798
Net income	46,087	(10,744)	35,343	83,954	(17,992)	65,962
Net income attributable to RPM International Inc. Stockholders	41,668	(10,744)	30,924	75,581	(17,992)	57,589
Earnings Per Share — Basic	0.32	(0.09)	0.23	0.57	(0.13)	0.44
Earnings Per Share — Diluted	0.31	(0.08)	0.23	0.57	(0.13)	0.44

Consolidated Statements of Comprehensive Income
Net income	46,087	(10,744)	35,343	83,954	(17,992)	65,962
Total Comprehensive Income	48,761	(10,744)	38,017	126,899	(17,992)	108,907
Comprehensive Income Attributable to RPM International Inc. Stockholders	42,531	(10,744)	31,787	107,636	(17,992)	89,644

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months ended November 30, 2012
	As Reported	Adjustment	Restated

Consolidated Statements of Cash Flows
Net Income	$83,954	$(17,992)	$65,962
Estimated Loss Contingency	—	28,344	28,344
Deferred income taxes	3,973	(10,352)	(6,379)
Cash from Operating Activities	127,621	—	127,621

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

Marketable securities, included in other current and long-term assets, totaling $38.8 million and $96.4 million at November 30, 2012, respectively, and $30.5 million and $89.6 million at May 31, 2012, respectively, are composed of available-for-sale securities and are reported at fair value. In April 2012, we invested $22.7 million in 5.5% convertible bonds issued by Kemrock. The bonds are convertible into ordinary shares or global depositary receipts each representing one ordinary share of Kemrock stock, and may be converted at any time on or after June 4, 2012 and up to the close of business on June 12, 2017. Our investment in Kemrock convertible bonds is an available for sale security, which reflects the offsetting value of the discount on the bond as of the balance sheet date, and is classified in other long-term assets in our Consolidated Balance Sheet. We reclassified approximately $82.1 million and $76.0 million out of other current assets into long-term assets as of November 30, 2012 and May 31, 2012, respectively, in order to reflect the timeframe over which these assets are intended to be used.

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

During our fiscal year ended May 31, 2013, we recorded an adjustment to our current product liability reserves to remove the impact of claims that we determined will not likely be paid out over the next 12 months, which should have been included in the long-term product liability reserves as of May 31, 2012. As a result, long-term accrued product liability reserves (a component of other long-term liabilities on our Consolidated Balance Sheets) were increased by $27.0 million and $25.8 million, and current accrued product liability reserves (a component of accrued loss reserves on our Consolidated Balance Sheets) were decreased by an equal amount, in order to reflect this reclassification as of November 30, 2012 and May 31, 2012, respectively.

During the second quarter of fiscal 2013, we recorded $16.9 million of additional accrual associated with the GSA matter. This is in addition to an $11.4 million accrual we recorded associated with this matter in the first quarter of fiscal 2013. The substantial majority of the accrual relates to the sale of products and services from 2002 to 2008. Our Tremco Roofing Division is in ongoing discussions with the U.S. Department of Justice (the “DOJ”) and the GSA aimed at resolving the investigation. We are cooperating with the investigation, which involves compliance with certain pricing terms and conditions of GSA contracts under which our Tremco Roofing Division sold products and services to the federal government. The $28.3 million accrual recorded at November 30, 2012 for this contingency represents our best estimate of the amount of probable loss that may result from this matter. In assessing our probable loss, we have considered the potentially disputed amounts under the relevant contracts, together with our understanding of policies for resolving such matters. It is reasonably possible that the actual amount of our loss may vary materially from the amount of the accrual. The ultimate loss related to this investigation may be subject to a “multiplier” that is determined by the DOJ, based on their consideration of the facts and circumstances related to this matter. This “multiplier” can range from one to three times the amount due to the government. The accrual for this contingency is classified in other accrued liabilities in our Consolidated Balance Sheets and the loss is classified as estimated loss contingency in our Consolidated Statements of Income as of and for the period ended November 30, 2012.

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

NOTE 12 — INCOME TAXES

The effective income tax rate was 34.7% for the three months ended November 30, 2012 compared to an effective income tax rate of 29.2% for the three months ended November 30, 2011. The effective income tax rate was 42.5% for the six months ended November 30, 2012 compared to an effective income tax rate of 29.6% for the same period a year ago.

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

NOTE 14 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method, for the three and six months ended November 30, 2012 and 2011:

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
	(Restated)		(Restated)
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$30,924	$49,931	$57,589	$126,742
Less: Allocation of earnings and dividends to participating securities	(673)	(979)	(1,121)	(2,297)

Net income available to common shareholders — basic	30,251	48,952	56,468	124,445
Add: Undistributed earnings reallocated to unvested shareholders	—	2	—	5

Net income available to common shareholders — diluted	$30,251	$48,954	$56,468	$124,450

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	128,885	127,986	128,844	128,048
Average diluted options	815	446	791	489
Net issuable common share equivalents

Total shares for diluted earnings per share (1), (2)	129,700	128,432	129,635	128,537

Earnings Per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.23	$0.38	$0.44	$0.97

Diluted Earnings Per Share of Common Stock	$0.23	$0.38	$0.44	$0.97

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	For the quarters ended November 30, 2012 and 2011, approximately 3,151,000 shares and 2,722,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS for those periods, as the effect would have been anti-dilutive.
(2)	For the six month periods ended November 30, 2012 and 2011, approximately 2,970,000 shares and 2,522,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS for those periods, as the effect would have been anti-dilutive.

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

	Three Months Ended		Six Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
	(Restated)		(Restated)
	(In thousands)
Net Sales
Industrial Segment	$691,076	$641,538	$1,394,411	$1,308,554
Consumer Segment	326,350	274,547	669,729	593,449

Consolidated	$1,017,426	$916,085	$2,064,140	$1,902,003

Income (Loss) Before Income Taxes
Industrial Segment	$58,569	$77,224	$121,455	$168,770
Consumer Segment	38,561	26,753	97,349	78,265
Corporate/Other	(43,014)	(27,807)	(104,044)	(52,161)

Consolidated	$54,116	$76,170	$114,760	$194,874

	November 30, 2012	May 31, 2012
Identifiable Assets
Industrial Segment	$2,350,175	$2,195,702
Consumer Segment	1,497,631	1,184,609
Corporate/Other	128,116	181,502

Consolidated	$3,975,922	$3,561,813

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three months ended November 30, 2012 and 2011:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
	(Restated)		(Restated)
Total equity at August 31, 2012	$1,218,992	$143,360	$1,362,352
Net income	30,924	4,419	35,343
Other Comprehensive Income:
Foreign currency translation adjustments	(3,659)	1,623	(2,036)
Pension and other postretirement benefit liability adjustments, net of tax	3,242	136	3,378
Unrealized gain (loss) on securities, net of tax	1,865	211	2,076
Unrealized (loss) on derivatives, net of tax	(585)	(159)	(744)

Total Other Comprehensive Income, net of tax	863	1,811	2,674

Comprehensive Income	31,787	6,230	38,017

Dividends paid	(29,773)		(29,773)
Other noncontrolling interest activity	(973)		(973)
Shares repurchased	(835)		(835)
Stock option exercises, net	1,501		1,501
Stock based compensation expense	623		623
Restricted awards, net	3,638		3,638

Total Equity at November 30, 2012	$1,224,960	$149,590	$1,374,550

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at August 31, 2011	$1,304,339	$131,398	$1,435,737
Net income	49,931	3,988	53,919
Other Comprehensive Income:
Foreign currency translation adjustments	(60,471)	(3,842)	(64,313)
Pension and other postretirement benefit liability adjustments, net of tax	2,799	382	3,181
Unrealized gain (loss) on securities, net of tax	(9,323)	1,604	(7,719)
Unrealized gain on derivatives, net of tax	(2,196)	(597)	(2,793)

Total Other Comprehensive Income, net of tax	(69,191)	(2,453)	(71,644)

Comprehensive Income	(19,260)	1,535	(17,725)

Dividends paid	(28,196)		(28,196)
Other noncontrolling interest activity	(1,603)		(1,603)
Shares repurchased	(5,728)		(5,728)
Stock option exercises, net	1,975		1,975
Stock based compensation expense	3,567		3,567

Total Equity at November 30, 2011	$1,255,094	$132,933	$1,388,027

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the components of total equity and comprehensive income for the six months ended November 30, 2012 and 2011:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
	(Restated)		(Restated)
Total equity at May 31, 2012	$1,183,656	$130,327	$1,313,983
Net income	57,589	8,373	65,962
Other Comprehensive Income:
Foreign currency translation adjustments	25,005	12,189	37,194
Pension and other postretirement benefit liability adjustments, net of tax	4,776	(192)	4,584
Unrealized gain (loss) on securities, net of tax	2,690	(966)	1,724
Unrealized (loss) on derivatives, net of tax	(416)	(141)	(557)

Total Other Comprehensive Income, net of tax	32,055	10,890	42,945

Comprehensive Income	89,644	19,263	108,907

Dividends paid	(58,054)		(58,054)
Other noncontrolling interest activity	309		309
Shares repurchased	(1,094)		(1,094)
Stock option exercises, net	2,365		2,365
Stock based compensation expense	1,211		1,211
Restricted awards, net	6,923		6,923

Total Equity at November 30, 2012	$1,224,960	$149,590	$1,374,550

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2011	$1,263,164	$124,204	$1,387,368
Net income	126,742	10,517	137,259
Other Comprehensive Income:
Foreign currency translation adjustments	(69,904)	(3,513)	(73,417)
Pension and other postretirement benefit liability adjustments, net of tax	4,840	559	5,399
Unrealized gain (loss) on securities, net of tax	(12,966)	1,994	(10,972)
Unrealized gain on derivatives, net of tax	(3,044)	(828)	(3,872)

Total Other Comprehensive Income, net of tax	(81,074)	(1,788)	(82,862)

Comprehensive Income	45,668	8,729	54,397

Dividends paid	(55,620)		(55,620)
Other noncontrolling interest activity	(1,993)		(1,993)
Shares repurchased	(5,998)		(5,998)
Stock option exercises, net	3,181		3,181
Stock based compensation expense	6,692		6,692

Total Equity at November 30, 2011	$1,255,094	$132,933	$1,388,027

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

	Three Months Ended		Six Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
	(Restated)		(Restated)
	(In thousands)
Net Sales
Industrial Segment	$691,076	$641,538	$1,394,411	$1,308,554
Consumer Segment	326,350	274,547	669,729	593,449

Consolidated	$1,017,426	$916,085	$2,064,140	$1,902,003

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$58,569	$77,224	$121,455	$168,770
Interest (Expense), Net	(2,626)	(1,065)	(5,234)	(1,982)

EBIT (b)	$61,195	$78,289	$126,689	$170,752

Consumer Segment
Income Before Income Taxes (a)	$38,561	$26,753	$97,349	$78,265
Interest (Expense), Net	(19)	(21)	(19)	15

EBIT (b)	$38,580	$26,774	$97,368	$78,250

Corporate/Other
(Expense) Before Income Taxes (a)	$(43,014)	$(27,807)	$(104,044)	$(52,161)
Interest (Expense), Net	(15,859)	(15,778)	(24,707)	(32,679)

EBIT (b)	$(27,155)	$(12,029)	$(79,337)	$(19,482)

Consolidated
Income (Loss) Before Income Taxes (a)	$54,116	$76,170	$114,760	$194,874
Interest (Expense), Net	(18,504)	(16,864)	(29,960)	(34,646)

EBIT (b)	$72,620	$93,034	$144,720	$229,520

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles (“GAAP”) in the U.S., to EBIT.
(b)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

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

Estimated Loss Contingency During the second quarter of fiscal 2013, we recorded $16.9 million of additional accrual associated with the GSA matter. This is in addition to an $11.4 million accrual we recorded associated with this matter in the first quarter of fiscal 2013. The substantial majority of the accrual relates to the sale of products and services from 2002 to 2008. Our Tremco Roofing Division is in ongoing discussions with the U.S. Department of Justice (the “DOJ”) and the GSA aimed at resolving the investigation. We are cooperating with the investigation, which involves compliance with certain pricing terms and conditions of GSA contracts under which our Tremco Roofing Division sold products and services to the federal government. The $28.3 million accrual recorded at November 30, 2012 for this contingency represents our best estimate of the amount of probable loss that may result from this matter. In assessing our probable loss, we have considered the potentially disputed amounts under the relevant contracts, together with our understanding of policies for resolving such matters. It is reasonably possible that the actual amount of our loss may vary materially from the amount of the accrual. The ultimate loss related to this investigation may be subject to a “multiplier” that is determined by the DOJ, based on the consideration of the facts and circumstances related to this matter. This “multiplier” can range from one to three times the amount due to the government.

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

Income Before Income Taxes (“IBT”) Our consolidated pretax income for the second quarter of fiscal 2013 of $54.1 million compares with pretax income of $76.1 million for the quarter ended November 30, 2011, which results in a pretax profit margin on net sales of 5.3% and 8.3% for the second quarter of fiscal 2013 and 2012, respectively.

Our industrial segment had IBT of $58.6 million, for a profit margin on net sales of 8.5% for the quarter ended November 30, 2012, versus IBT of $77.2 million, for a profit margin on net sales of 12.0%, for the quarter ended November 30, 2011. The decline in IBT as a percent of sales for the industrial segment resulted primarily from a $16.9 million accrual associated with the GSA matter. Additionally, increased distribution expense, bad debt and employee compensation expense were higher in the current quarter versus the same period a year ago. Our consumer segment IBT increased to $38.6 million, or 11.8% of net sales for the quarter ended November 30, 2012, from the comparable prior year period result of $26.8 million, or 9.7% of net sales. This increase was driven primarily by the organic growth in sales for the consumer segment of approximately 6.2% in the second quarter of fiscal 2013 from the comparable prior year period.

Income Tax Rate The effective income tax rate was 34.7% for the three months ended November 30, 2012 compared to an effective income tax rate of 29.2% for the three months ended November 30, 2011.

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

Net Income Net income of $35.3 million for the quarter ended November 30, 2012 compares to net income of $53.9 million for the quarter ended November 30, 2011, which results in a net margin on sales of 3.5% and 5.9% for the quarters ended November 30, 2012 and 2011, respectively. The decline in net income resulted primarily from a $10.8 million after-tax accrual associated with the GSA matter. While organic sales volume grew by 2.2% during the second quarter of fiscal 2013 versus net sales for the second quarter of fiscal 2012, there was higher employee compensation, distribution and professional service expense during the second quarter of fiscal 2013 versus the comparable prior year period. Additionally, we recorded losses on our various investments in Kemrock, totaling $10.8 million after-tax. During the quarter ended November 30, 2012, we had net income from noncontrolling interests of $4.4 million versus $4.0 million during the comparable prior year period. Net income attributable to RPM International Inc. stockholders was $30.9 million for the quarter ended November 30, 2012, versus $49.9 million for the quarter ended November 30, 2011, for a margin on net sales of 3.0% and 5.5% for the quarter ended November 30, 2012 and 2011, respectively.

Diluted earnings per share of common stock for the quarter ended November 30, 2012 of $0.23 compares with $0.38 for the quarter ended November 30, 2011.

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

Estimated Loss Contingency During the six months ended November 30, 2012, we recorded a $28.3 million change associated with the GSA matter. The substantial majority of the accrual relates to the sale of products and services from 2002 to 2008. Our Tremco Roofing Division is in ongoing discussions with the U.S. Department of Justice (the “DOJ”) and the GSA aimed at resolving the investigation. We are cooperating with the investigation, which involves compliance with certain pricing terms and conditions of GSA contracts under which our Tremco

Roofing Division sold products and services to the federal government. The $28.3 million accrual recorded at November 30, 2012 for this contingency represents our best estimate of the amount of probable loss that may result from this matter. In assessing our probable loss, we have considered the potentially disputed amounts under the relevant contracts, together with our understanding of policies for resolving such matters. It is reasonably possible that the actual amount of our loss may vary materially from the amount of the accrual. The ultimate loss related to this investigation may be subject to a “multiplier” that is determined by the DOJ, based on the consideration of the facts and circumstances related to this matter. This “multiplier” can range from one to three times the amount due to the government. The accrual for this contingency is classified in other accrued liabilities in our Consolidated Balance Sheets and the loss is classified as estimated loss contingency in our Consolidated Statements of Income as of and for the period ended November 30, 2012.

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

IBT Our consolidated pretax income for this year’s first six months of $114.8 million compares with pretax income of $194.9 million for the same period last year, resulting in a pretax profit margin on net sales of 5.6% for the current period versus a pretax profit margin on net sales of 10.2% a year ago.

Our industrial segment had IBT of $121.5 million, for a profit margin on net sales of 8.7% for this year’s first six months versus IBT of $168.8 million, for a profit margin on net sales of 12.9%, for the same period last year. The decline in IBT for the industrial segment resulted primarily from an adjustment for a $28.3 million accrual associated with the GSA matter. Our consumer segment IBT increased to $97.3 million, or 14.5% of net sales for the period, from last year’s first six months’ IBT of $78.3 million, or 13.2% of net sales. The increase in IBT as a percent of sales for the consumer segment resulted primarily from the impact of the 5.9% growth in organic sales combined with the impact of favorable acquisitions during the current period versus the same period a year ago.

Income Tax Rate The effective income tax rate was 42.5% for the six months ended November 30, 2012 compared to an effective income tax rate of 29.6% for same period a year ago.

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

Net Income Net income of $66.0 million for the first six months of fiscal 2013 compares to net income of $137.3 million for the same period last year, or a decline of $71.3 million period-over-period, principally due to the impact of an adjustment for an $18.0 million after-tax accrual associated with the GSA matter and losses we recorded on our various investments in Kemrock, totaling $51.1 million after-tax. This results in a net margin on sales of 5.6% and 7.2% for the six month periods ended November 30, 2012 and 2011, respectively. While organic sales grew by 1.3% during the current period versus net sales for the same period last year, employee compensation, distribution and acquisition-related expenses were higher during the current period versus the same period a year ago. During the six months ended November 30, 2012, we had net income from noncontrolling interests of $8.4 million versus $10.6 million during the same period a year ago. Net income attributable to RPM International Inc. stockholders was $57.6 million for the six months ended November 30, 2012, versus $126.7 million for the same period a year ago, for a margin on net sales of 2.8% and 6.7% for the first six months of fiscal 2013 and 2012, respectively.

Diluted earnings per share of common stock for the first six months of fiscal 2013 of $0.44 compares with $0.97 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Operating activities provided cash flow of $127.6 million for the six months ended November 30, 2012 compared with $110.0 million during the prior fiscal year period, resulting in a net increase in cash of $17.6 million during the first half of fiscal 2013 versus fiscal 2012.

The net change in cash from operations includes the change in net income, which decreased by $71.3 million during the first half of fiscal 2013 versus the same period during fiscal 2012. Reflected in net income for the six months ended November 30, 2012 are $79.7 million of one-time charges. The non-cash charges include an after-tax charge of $18.0 million resulting from our estimated accrual for a loss contingency; an after-tax charge of $53.3 million in write downs associated with our various investments in Kemrock; and an after-tax charge of approximately $8.4 million associated with a combination of revised cost estimates in conjunction with loss contracts in our industrial segment’s roofing division and exit costs related to those contracts. Other items impacting the net change in cash from operations included items adjusting net income for non-cash expenses and income, which increased cash flows by approximately $77.0 million more during the current fiscal year period versus the prior fiscal year period; and changes in working capital accounts and all other accruals, which increased cash flows by $11.9 million during the current fiscal year period versus the prior fiscal year period.

The decrease in accounts receivable since May 31, 2012 represents the generation of $63.7 million in cash versus the $76.9 million of cash generated by accounts receivable during the first half of fiscal 2012, or approximately $13.2 million less cash generated year-over-year. This resulted from the timing of sales and collections on accounts receivable. Days sales outstanding at November 30, 2012 decreased slightly to 60.8 days from 61.6 days sales outstanding at November 30, 2011.

Inventory balances used $25.9 million of cash during the first half of fiscal 2013, compared with a use of cash of $24.7 million during the first half of fiscal 2013, or $1.2 million more cash used year-over-year. Days of inventory outstanding at November 30, 2012 decreased slightly to 82.9 days from 84.0 days of inventory outstanding at November 30, 2011.

The current year-to-date change in accounts payable used $49.1 million more cash during the current period compared to the same period a year ago, resulting from a change in the timing of certain payments during the current period versus the same period a year ago. Accrued compensation and benefits used approximately $9.5 million more cash during the first half of fiscal 2013 versus the same period during the prior fiscal year, as there were higher bonus payments made during the current year versus the same period a year ago. Other accruals and prepaids, including those for other short-term and long-term items and changes, provided $100.7 million more cash during the first half of fiscal 2013 versus the first half of the prior fiscal year, due to changes in the timing of such payments.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosures and controls were not effective as of the end of the period reported in Form 10-Q for the quarter ended November 30, 2012 due to the material weakness described below.

Material Weakness and Related Remediation Initiatives

We concluded there was a material weakness at November 30, 2012, in the operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to our evaluation of contingent liabilities (including the disclosure and accrual thereof) associated with the GSA and DOJ investigation into compliance issues surrounding GSA contracts at our Tremco Roofing Division (“the GSA matter”). The Company’s controls did not operate as designed to prevent material misstatements, due to unique factors that were only associated with the GSA matter. The GSA matter was a government investigation of pricing discrepancies related to a GSA contract, which was associated with a qui tam complaint, and was unique in nature compared to contingencies to which the Company has historically been subject.

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

Changes in Internal Control over Financial Reporting

There has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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