Form 10-Q/A
period 2013-02-28
RPM INTERNATIONAL INC/DE/
filed 2014-08-14
CIK 110621

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

Explanatory Note

RPM International Inc. (the “Company”) is filing this amended Quarterly Report on Form 10-Q/A because we determined that the financial statements contained in the Form 10-Q for the quarterly period ended February 28, 2013 and filed April 4, 2013 (“Original Form 10-Q”) should no longer be relied upon due to an error in the timing of the disclosure and accrual of certain loss reserves. These loss reserves were associated with our settlement of the previously disclosed General Services Administration (“GSA”) and Department of Justice (“DOJ”) investigation into compliance issues related to GSA contracts at our Tremco Roofing Division (also referred to herein as our Building Solutions Group Roofing Division) (the “GSA matter”). As a result of the error, the estimated loss contingency for the third quarter of fiscal 2013 was overstated by $28.3 million, producing an understatement of net income of $18.0 million for the three months ended February 28, 2013. There is no impact on the estimated loss contingency or net income for the nine months ended February 28, 2013 or the fiscal year ended May 31, 2013. At the same time, our estimated loss contingency was understated by $11.4 million for the first quarter of fiscal 2013, and by $16.9 million for the second quarter of fiscal 2013. As such, we are also restating our financial statements for the three month period ending August 31, 2012, and the three and six month periods ended November 30, 2012 to address the error. After the restatement of the first and second quarters of fiscal 2013, the resulting charge in the third quarter of fiscal 2013 of $40.5 million was due to the application of a “multiplier” negotiated between the DOJ and the Company. The error was identified as a result of an investigation by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), with the assistance of independent advisors, into the timing of our third quarter of fiscal 2013 disclosure and accrual related to the GSA matter. The audit committee determined that the accounting errors described above did not result from intentional misconduct. The GSA matter is also the subject of a formal investigation by the Securities and Exchange Commission (the “SEC”). The Company is cooperating with the SEC in its ongoing investigation.

The Audit Committee of the Company’s Board of Directors approved a restatement of the Company’s financial statements for the three month period ended February 28, 2013, by filing an amendment to the Original Form 10-Q. The misstatement, including the specific line item on each of the Company’s financial statements that were restated, is described in greater detail in Note A1 contained in this Form 10-Q/A.

The Company believes the restatement reflects a material weakness in the Company’s internal control over financial reporting and that its disclosure controls and procedures were not effective as of as of August 31, 2012 and November 30, 2012. The Company’s controls did not operate as designed to prevent material misstatements, due to unique factors that were only associated with the GSA matter. The Company has concluded that the unique factors related to the GSA matter contributed to a breakdown in communications, resulting in the material weakness. Based on developments that occurred during the third quarter of fiscal 2013 and the resulting disclosure of and accrual for the GSA matter, the material weakness no longer exists as of February 28, 2013.

This Form 10-Q/A restates the Original Form 10-Q. The following sections of the Original Form 10-Q have been restated or added:

1)	Item 1 of Part I, Financial Statements,

2)	Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations,

3)	Item 4 of Part I, Controls and Procedures, and

4)	Item 6 of Part II, Exhibits.

Specifically, the following sections within Item 1 of Part I have been restated or added:

1)	Consolidated Statements of Income,

2)	Consolidated Statements of Comprehensive Income,

3)	Note A1. Restatement,

4)	Note 9. Contingencies and Other Accrued Losses,

5)	Note 12. Income Taxes,

6)	Note 14. Earnings Per Share,

7)	Note 15. Segment Information, and

8)	Note 17. Equity

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

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 28, 2013	May 31, 2012
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$247,104	$315,968
Trade accounts receivable (less allowances of $31,703 and $26,507, respectively)	642,654	745,541
Inventories	585,804	489,978
Deferred income taxes	22,352	18,752
Prepaid expenses and other current assets	191,499	167,080

Total current assets	1,689,413	1,737,319

Property, Plant and Equipment, at Cost	1,147,105	1,050,965
Allowance for depreciation and amortization	(672,657)	(632,133)

Property, plant and equipment, net	474,448	418,832

Other Assets
Goodwill	1,116,967	849,346
Other intangible assets, net of amortization	470,422	345,620
Other	171,671	210,696

Total other assets	1,759,060	1,405,662

Total Assets	$3,922,921	$3,561,813

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$322,013	$391,467
Current portion of long-term debt	3,557	2,584
Accrued compensation and benefits	121,593	157,298
Accrued loss reserves	34,007	28,880
Other accrued liabilities	249,786	144,911

Total current liabilities	730,956	725,140

Long-Term Liabilities
Long-term debt, less current maturities	1,392,381	1,112,952
Other long-term liabilities	435,553	381,619
Deferred income taxes	54,286	28,119

Total long-term liabilities	1,882,220	1,522,690

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01; authorized 300,000 shares; issued 136,801 and outstanding 132,506 as of February 2013; issued 135,741 and outstanding 131,555 as of May 2012	1,325	1,316
Paid-in capital	759,147	742,895
Treasury stock, at cost	(71,809)	(69,480)
Accumulated other comprehensive (loss)	(161,891)	(177,893)
Retained earnings	632,210	686,818

Total RPM International Inc. stockholders’ equity	1,158,982	1,183,656
Noncontrolling interest	150,763	130,327

Total Equity	1,309,745	1,313,983

Total Liabilities and Stockholders’ Equity	$3,922,921	$3,561,813

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(Restated)
Net Sales	$843,736	$773,643	$2,907,876	$2,675,646
Cost of Sales	500,172	470,443	1,705,431	1,593,799

Gross Profit	343,564	303,200	1,202,445	1,081,847
Selling, General and Administrative Expenses	318,638	277,456	955,339	833,553
Estimated Loss Contingency	40,502	—	68,846	—
Interest Expense	20,506	17,897	58,804	53,612
Investment (Income), Net	(6,317)	(2,190)	(14,655)	(3,259)
Other Expense (Income), Net	4,714	(1,399)	53,830	(8,369)

Income (Loss) Before Income Taxes	(34,479)	11,436	80,281	206,310
Provision (Benefit) for Income Taxes	(10,279)	3,512	38,519	61,127

Net Income (Loss)	(24,200)	7,924	41,762	145,183
Less: Net Income Attributable to Noncontrolling Interests	164	1,299	8,537	11,816

Net Income (Loss) Attributable to RPM International Inc. Stockholders	$(24,364)	$6,625	$33,225	$133,367

Average Number of Shares of Common Stock Outstanding:
Basic	129,013	128,121	128,900	128,072

Diluted	129,013	130,377	129,722	128,627

Earnings (loss) per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$(0.19)	$0.05	$0.25	$1.02

Diluted	$(0.19)	$0.05	$0.25	$1.02

Cash Dividends Declared per Share of Common Stock	$0.225	$0.215	$0.665	$0.640

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(Restated)
Net Income (Loss)	$(24,200)	$7,924	$41,762	$145,183
Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustments	(19,938)	22,257	17,256	(51,160)
Pension and Other Postretirement Benefit Liability Adjustments	5,278	871	9,862	6,270
Unrealized (Loss) Gain on Securities	(712)	2,474	1,012	(8,498)
Unrealized Gain (Loss) on Derivatives	328	(793)	(229)	(4,665)

Total Other Comprehensive (Loss) Income	(15,044)	24,809	27,901	(58,053)

Total Comprehensive (Loss) Income	(39,244)	32,733	69,663	87,130
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,173	(1,927)	20,436	6,802

Comprehensive (Loss) Income Attributable to RPM International Inc. Stockholders	$(40,417)	$34,660	$49,227	$80,328

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	February 28, 2013	February 29, 2012
Cash Flows From Operating Activities:
Net income	$41,762	$145,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,858	38,800
Amortization	22,535	15,903
Impairment on investment in Kemrock	51,092
Estimated loss contingency	68,846
Deferred income taxes	4,461	(3,025)
Stock-based compensation expense	12,354	9,873
Other	(10,120)	(6,127)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	144,749	128,391
(Increase) in inventory	(69,705)	(25,399)
Decrease (increase) in prepaid expenses and other current and long-term assets	14,356	(1,115)
(Decrease) in accounts payable	(88,350)	(87,199)
(Decrease) in accrued compensation and benefits	(42,897)	(28,222)
Increase (decrease) in accrued loss reserves	4,379	(5,896)
(Decrease) in other accrued liabilities	(5,136)	(40,013)
Other	(19,322)	12,300

Cash From Operating Activities	170,862	153,454

Cash Flows From Investing Activities:
Capital expenditures	(45,651)	(34,438)
Acquisition of businesses, net of cash acquired	(396,951)	(151,180)
Purchase of marketable securities	(82,054)	(58,853)
Proceeds from sales of marketable securities	88,572	43,894
Other	1,338	(1,751)

Cash (Used For) Investing Activities	(434,746)	(202,328)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	318,994	22,148
Reductions of long-term and short-term debt	(45,247)	(39,484)
Cash dividends	(87,832)	(83,871)
Repurchase of stock	(2,329)	(6,574)
Other	3,750	6,151

Cash From (Used For) Financing Activities	187,336	(101,630)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	7,684	(12,329)

Net Change in Cash and Cash Equivalents	(68,864)	(162,833)
Cash and Cash Equivalents at Beginning of Period	315,968	435,011

Cash and Cash Equivalents at End of Period	$247,104	$272,178

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

NOTE A1 — RESTATEMENT

The Company determined that the estimated loss contingency for the third quarter of fiscal 2013 was overstated by $28.3 million, producing an understatement of net income of $18.0 million for the three months ended February 28, 2013. At the same time, the Company determined that the estimated loss contingency for the three month periods ended August 31, 2012 and November 30, 2012 was understated by $11.4 million and $16.9 million, respectively. There is no impact on the estimated loss contingency or net income for the nine months ended February 28, 2013, as the $68.8 million charge was appropriately recognized on a year-to-date basis. The error was identified as a result of an investigation by the Audit Committee, with the assistance of independent advisors, into the timing of our third quarter of fiscal 2013 disclosure and accrual associated with the settlement of the previously disclosed GSA matter.

The Company’s Consolidated Statements of Income; Consolidated Statements of Comprehensive Income; Note 9. Contingencies and Other Accrued Losses; Note 12. Income Taxes; Note 14. Earnings Per Share; Note 15. Segment Information; and Note 17. Equity, included in this Form 10-Q/A have been restated to correct for the misstatements described above.

The following are previously reported and restated balances of affected line items in the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the three months ended February 28, 2013 (Unaudited).

	Three Months Ended February 28, 2013
	As reported	Adjustments	As restated
Consolidated Statements of Income
Estimated loss contingency	$68,846	$(28,344)	$40,502
Income (loss) before income taxes	(62,823)	28,344	(34,479)
Provision (benefit) for income taxes	(20,631)	10,352	(10,279)
Net income (loss)	(42,192)	17,992	(24,200)
Net income (loss) attributable to RPM International Inc. Stockholders	(42,356)	17,992	(24,364)

Earnings (loss) per share attributable to RPM International Inc. Stockholders:
Basic	(0.33)	0.14	(0.19)
Diluted	(0.33)	0.14	(0.19)

Consolidated Statements of Comprehensive Income
Net income (loss)	(42,192)	17,992	(24,200)
Total Comprehensive (Loss) Income	(57,236)	17,992	(39,244)
Comprehensive (Loss) Income Attributable to RPM International Inc. Stockholders	(58,409)	17,992	(40,417)

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Marketable securities, included in other current and long-term assets, totaling $43.8 million and $73.9 million at February 28, 2013, respectively, and $30.5 million and $89.6 million at May 31, 2012, respectively, are composed of available-for-sale securities and are reported at fair value. In April 2012, we invested $22.7 million in 5.5% convertible bonds issued by Kemrock. The bonds are convertible into ordinary shares or global depositary receipts each representing one ordinary share of Kemrock stock, and may be converted at any time on or after June 4, 2012 and up to the close of business on June 12, 2017. Our investment in Kemrock convertible bonds is an available for sale security, which reflects the offsetting value of the discount on the bond as of the balance sheet date and the decline in the market value of the bond, and is classified in other long-term assets in our Consolidated Balance Sheet. We reclassified approximately $62.3 million and $76.0 million out of other current assets into long-term assets as of February 28, 2013 and May 31, 2012, respectively, in order to reflect the timeframe over which these assets are intended to be used.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. Unrealized losses at February 28, 2013 were generally related to the volatility in valuations over the last several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at February 28, 2013 were less than 15% below their original cost or have been in a loss position for less than six consecutive months. Although we have seen recovery in general economic conditions over the past year, if we were to experience continuing or significant unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

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

As previously disclosed, during the first half of fiscal 2013, we recorded an accrual of $28.3 million associated with the GSA matter. Based on continued discussions with the GSA, we recognized an additional charge of $40.5 million during the third quarter of fiscal 2013, which increased our accrual to $68.8 million at February 28, 2013. The additional charge was the result of the application of a “multiplier” negotiated between the DOJ and the Company. The substantial majority of the accrual relates to the sale of products and services from 2002 to 2008. Our Building Solutions Group is in ongoing discussions with the U.S. Department of Justice (the “DOJ”) and the GSA aimed at resolving the investigation. We are cooperating with the investigation, which involves compliance with certain pricing terms and conditions of GSA contracts under which our Building Solutions Group roofing division sold products and services to the federal government. The accrual for this contingency represents our

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

best estimate of the amount of probable loss that may result from this matter. The actual amount of our loss, which remains subject to approval by the DOJ, may vary from the amount of the accrual. However, we do not expect the approved settlement to vary materially from our accrual at February 28, 2013. The accrual for this contingency is classified in other accrued liabilities in our Consolidated Balance Sheets and the loss is classified as estimated loss contingency in our Consolidated Statements of income as of and for the period ended February 28, 2013.

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

NOTE 12 — INCOME TAXES

The effective income tax rate was 29.8% for the three months ended February 28, 2013 compared to an effective income tax rate of 30.7% for the three months ended February 29, 2012. The effective income tax rate was 48.0% for the nine months ended February 28, 2013 compared to an effective income tax rate of 29.6% for the same period a year ago.

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

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(Restated)
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$(24,364)	$6,625	$33,225	$133,367
Less: Allocation of earnings and dividends to participating securities	—	—	(510)	(2,441)

Net income available to common shareholders — basic	(24,364)	6,625	32,715	130,926
Add: Undistributed earnings reallocated to unvested shareholders	—	—	(8)	4

Net income available to common shareholders — diluted	$(24,364)	$6,625	$32,707	$130,930

Denominator for basic and diluted earnings per share:
Basic weighted average common shares (1)	129,013	128,121	128,900	128,072
Average diluted options	—	2,256	822	555
Net issuable common share equivalents

Total shares for diluted earnings per share (2)	129,013	130,377	129,722	128,627

Earnings Per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$(0.19)	$0.05	$0.25	$1.02

Diluted Earnings Per Share of Common Stock	$(0.19)	$0.05	$0.25	$1.02

(1)	For the three month period ended February 28, 2013, basic weighted-average shares outstanding are used in calculating diluted earnings per share as a result of the reported loss for the period. For the three month period ended February 29, 2012, approximately 2,811,000 shares of stock granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.
(2)	For the nine month periods ended February 28, 2013 and February 29, 2012, approximately 3,063,000 shares and 2,618,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS for those periods, as the effect would have been anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(Restated)
	(In thousands)
Net Sales
Industrial Segment	$532,336	$501,925	$1,926,747	$1,810,479
Consumer Segment	311,400	271,718	981,129	865,167

Consolidated	$843,736	$773,643	$2,907,876	$2,675,646

Income (Loss) Before Income Taxes
Industrial Segment	$(40,299)	$20,422	$81,156	$189,192
Consumer Segment	34,720	21,531	132,069	99,796
Corporate/Other	(28,900)	(30,517)	(132,944)	(82,678)

Consolidated	$(34,479)	$11,436	$80,281	$206,310

	February 28, 2013	May 31, 2012
Identifiable Assets
Industrial Segment	$2,215,072	$2,195,702
Consumer Segment	1,537,454	1,184,609
Corporate/Other	170,395	181,502

Consolidated	$3,922,921	$3,561,813

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three months ended February 28, 2013 and February 29, 2012:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
	(Restated)		(Restated)
Total equity at November 30, 2012	$1,224,960	$149,590	$1,374,550
Net income (loss)	(24,364)	164	(24,200)
Other Comprehensive Income:
Foreign currency translation adjustments	(19,401)	(537)	(19,938)
Pension and other postretirement benefit liability adjustments, net of tax	4,736	542	5,278
Unrealized gain (loss) on securities, net of tax	(1,626)	914	(712)
Unrealized (loss) on derivatives, net of tax	238	90	328

Total Other Comprehensive Income, net of tax	(16,053)	1,009	(15,044)

Comprehensive Income	(40,417)	1,173	(39,244)

Dividends paid	(29,778)		(29,778)
Other noncontrolling interest activity	(152)		(152)
Shares repurchased	(1,235)		(1,235)
Stock option exercises, net	1,384		1,384
Stock based compensation expense	583		583
Restricted awards, net	3,637		3,637

Total Equity at February 28, 2013	$1,158,982	$150,763	$1,309,745

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at November 30, 2011	$1,255,094	$132,933	$1,388,027
Net income	6,625	1,299	7,924
Other Comprehensive Income:
Foreign currency translation adjustments	24,083	(1,826)	22,257
Pension and other postretirement benefit liability adjustments, net of tax	983	(112)	871
Unrealized gain (loss) on securities, net of tax	3,592	(1,118)	2,474
Unrealized gain on derivatives, net of tax	(623)	(170)	(793)

Total Other Comprehensive Income, net of tax	28,035	(3,226)	24,809

Comprehensive Income	34,660	(1,927)	32,733

Dividends paid	(28,251)		(28,251)
Other noncontrolling interest activity	1,118		1,118
Stock option exercises, net	2,970		2,970
Stock based compensation expense	3,182		3,182
Restricted awards, net	(575)		(575)

Total Equity at February 29, 2012	$1,268,198	$131,006	$1,399,204

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

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(Restated)
	(In thousands)
Net Sales
Industrial Segment	$532,336	$501,925	$1,926,747	$1,810,479
Consumer Segment	311,400	271,718	981,129	865,167

Consolidated	$843,736	$773,643	$2,907,876	$2,675,646

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$(40,299)	$20,422	$81,156	$189,192
Interest (Expense), Net (b)	(2,360)	(874)	(7,594)	(2,856)

EBIT (c)	$(37,939)	$21,296	$88,750	$192,048

Consumer Segment
Income Before Income Taxes (a)	$34,720	$21,531	$132,069	$99,796
Interest (Expense), Net (b)	(15)	36	(34)	51

EBIT (c)	$34,735	$21,495	$132,103	$99,745

Corporate/Other
(Expense) Before Income Taxes (a)	$(28,900)	$(30,517)	$(132,944)	$(82,678)
Interest (Expense), Net (b)	(11,814)	(14,869)	(36,521)	(47,548)

EBIT (c)	$(17,086)	$(15,648)	$(96,423)	$(35,130)

Consolidated
Income (Loss) Before Income Taxes (a)	$(34,479)	$11,436	$80,281	$206,310
Interest (Expense), Net (b)	(14,189)	(15,707)	(44,149)	(50,353)

EBIT (c)	$(20,290)	$27,143	$124,430	$256,663

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles (“GAAP”) in the U.S., to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
(c)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

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

Estimated Loss Contingency As previously disclosed, during the first half of fiscal 2013, we recorded an accrual of $28.3 million associated with the GSA matter. Based on continued discussions with the GSA, we recognized an additional charge of $40.5 million during the third quarter of fiscal 2013, which increased our accrual to $68.8 million at February 28, 2013. The substantial majority of the accrual relates to the sale of products and services from 2002 to 2008. Our Tremco Roofing Division is in ongoing discussions with the U.S. Department of Justice (the “DOJ”) and the GSA aimed at resolving the investigation. We are cooperating with the investigation, which involves compliance with certain pricing terms and conditions of GSA contracts under which our Tremco Roofing Division sold products and services to the federal government. The accrual for this contingency represents our best estimate of the amount of probable loss that may result from this matter. The actual amount of our loss, which remains subject to approval by the DOJ, may vary from the amount of the accrual. However, we do not expect the approved settlement to vary materially from our accrual at February 28, 2013.

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

Income (Loss) Before Income Taxes (“IBT”) Our consolidated pretax loss for the third quarter of fiscal 2013 of $34.5 million compares with pretax income of $11.4 million for the third quarter of fiscal 2012.

Our industrial segment had a pretax loss of $40.3 million for the quarter ended February 28, 2013, versus pretax income of $20.4 million for the quarter ended February 29, 2012. The decline in IBT for the industrial segment resulted primarily from an adjustment for a $40.5 million accrual associated with the GSA matter. The industrial segment also had foreign exchange losses incurred on cross-currency transactions and a loss incurred on the substantial liquidation of our repositioning of certain operations in Brazil. The net loss in Brazil included the impact of an adjustment for accumulated foreign currency translation, which was previously recorded as an unrealized foreign exchange loss in our currency translation account as a component of other comprehensive income. Our consumer segment IBT increased to $34.7 million, or 11.2% of net sales for the third quarter of fiscal 2013, from the comparable prior year period result of $21.5 million, or 7.9% of net sales. This was driven primarily by the 14.6% growth in net sales for the consumer segment in the third quarter of fiscal 2013 from the comparable prior year period.

Income Tax Rate The effective income tax rate was 29.8% for the three months ended February 28, 2013 compared to an effective income tax rate of 30.7% for the three months ended February 29, 2012.

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

Net Income (Loss) Net loss of $24.2 million for the quarter ended February 28, 2013 compares to net income of $7.9 million for the quarter ended February 29, 2012, which results in a negative net margin on sales of 2.9% for the third quarter of fiscal 2013 and a positive margin on sales of 1.0% for the third quarter of fiscal 2012. The primary driver of the decline was the impact of an adjustment for a $40.5 million pre-tax accrual ($34.6 million after-tax) associated with the GSA matter. While organic sales volume grew by 1.9% during the third quarter of fiscal 2013 versus net sales for the third quarter of fiscal 2012, there was the impact of unfavorable foreign exchange, higher employee compensation, distribution and professional service expense during the third quarter of fiscal 2013 versus the comparable prior year period. During the quarter ended February 28, 2013, we had net income from noncontrolling interests of $0.2 million versus $1.3 million during the comparable prior year period. Net loss attributable to RPM International Inc. stockholders was $24.4 million for the quarter ended February 28, 2013, versus net income of $6.6 million for the quarter ended February 29, 2012.

Diluted loss per share of common stock for the quarter ended February 28, 2013 of $0.19 compares with diluted earnings per share of common stock of $0.05 for the quarter ended February 29, 2012.

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

Estimated Loss Contingency During the first nine months of fiscal 2013, we recognized charges totaling $68.8 million associated with settlement discussions that we are currently having with the DOJ and GSA aimed at resolving an existing investigation. Refer to the Section captioned “Three Months Ended February 28, 2014 — Estimated Loss Contingency,” for further information.

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

Our industrial segment had IBT of $81.2 million, for a profit margin on net sales of 4.2% for this year’s first nine months versus IBT of $189.2 million, for a profit margin on net sales of 10.4%, for the same period last year. The decline reflects the impact of the adjustment for a $68.8 million accrual associated with the GSA matter. Our consumer segment IBT increased to $132.1 million, or 13.5% of net sales for the period, from last year’s first nine months’ IBT of $99.8 million, or 11.5% of net sales. The increase in IBT as a percent of sales for the consumer segment resulted primarily from the impact of the 4.9% growth in organic sales combined with the impact of favorable acquisitions during the current period versus the same period a year ago.

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

Net Income Net income of $41.8 million for the first nine months of fiscal 2013 compares to net income of $145.2 million for the same period last year, or a decline of $103.4 million period-over-period, principally due to an adjustment for a $68.8 million pre-tax accrual ($52.6 million after-tax) associated with the GSA matter. The decline also reflects the losses we recorded on our various investments in Kemrock, totaling $51.1 million after-tax. This results in a net margin on sales of 1.4% and 5.4% for the nine month periods ended February 28, 2013 and February 29, 2012, respectively. While organic sales grew by 1.5% during the current period versus net sales for the same period last year, employee compensation, distribution and acquisition-related expenses were higher during the current period versus the same period a year ago. During the nine months ended February 28, 2013, we had net income from noncontrolling interests of $8.6 million versus $11.8 million during the same period a year ago. Net income attributable to RPM International Inc. stockholders was $33.2 million for the nine months ended February 28, 2013, versus $133.4 million for the same period a year ago, for a margin on net sales of 1.1% and 5.0% for the first nine months of fiscal 2013 and 2012, respectively.

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

The decrease in accounts receivable since May 31, 2012 represents the generation of $144.7 million in cash during the current period versus the $128.4 million of cash generated by accounts receivable during the first nine months of fiscal 2012, or approximately $16.3 million more cash generated year-over-year. This resulted from the timing of sales and collections on accounts receivable. Days sales outstanding at February 28, 2013 decreased slightly to 64.9 days from 67.9 days sales outstanding at February 29, 2012.

Inventory balances used $69.7 million of cash during the first nine months of fiscal 2013, compared with a use of cash of $25.4 million during the first nine months of fiscal 2013, or $44.3 million more cash used year-over-year. Days of inventory outstanding at February 28, 2013 decreased slightly to 105.4 days from 98.9 days of inventory outstanding at February 29, 2012.

The current year-to-date change in accounts payable used $1.2 million less cash during the current period compared to the same period a year ago, resulting from a change in the timing of certain payments during the current period versus the same period a year ago. Accrued compensation and benefits used approximately $14.7 million more cash during the first nine months of fiscal 2013 versus the same period during the prior fiscal year, as there were higher bonus payments made during the current year versus the same period a year ago. Other accruals and prepaids, including those for other short-term and long-term items and changes, provided $29.0 million more cash during the first nine months of fiscal 2013 versus the first quarter of the prior fiscal year, due to changes in the timing of such payments.

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

Changes in Internal Control over Financial Reporting

As previously disclosed in our Quarterly Reports on Form 10-Q/A for the quarters ended August 31, 2012 and November 30, 2012, management concluded that there was a material weakness in internal control over financial reporting related to the evaluation of contingent liabilities (including the disclosure and accrual thereof) associated with the GSA and DOJ investigation into compliance issues surrounding GSA contracts at our Tremco Roofing Division (“the GSA matter”). The Company has concluded that the unique factors related to the GSA matter contributed to a breakdown in communications, and resulted in the material weakness. Based on developments that occurred during the third quarter of fiscal 2013, and the resulting disclosure of and accrual for the GSA matter, the material weakness no longer exists as of February 28, 2013.

There has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 28, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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