Form 10-K
period 2014-05-31
RPM INTERNATIONAL INC/DE/
filed 2014-08-14
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Stock as reported on the New York Stock Exchange on November 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $5,185,763,391. For purposes of this information, the 2,219,986 outstanding shares of Common Stock which were owned beneficially as of November 30, 2013 by executive officers and Directors of the Registrant were deemed to be the shares of Common Stock held by affiliates.

As of August 14, 2014, 133,509,649 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2014 Annual Report to Stockholders for the fiscal year ended May 31, 2014 (the “2014 Annual Report to Stockholders”) are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 9, 2014 (the “2014 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2014.

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

BUSINESS

Our subsidiaries manufacture, market and sell various specialty chemical product lines, including high-quality specialty paints, protective coatings, roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of both the industrial and consumer markets. Our family of products includes those marketed under brand names such as API, Carboline, CAVE, DAP, Dri-Eaz, Euclid, EUCO, Fibergrate, Flecto, Flowcrete, Grupo PV, Hummervoll, Universal Sealants, illbruck, Rust-Oleum, Stonhard, Toxement, Tremco, Tuf-Strand, Viapol, Watco and Zinsser. As of May 31, 2014, our subsidiaries marketed products in approximately 160 countries and territories and operated manufacturing facilities in approximately 94 locations in the United States, Argentina, Australia, Belgium, Brazil, Canada, Chile, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, Norway, Poland, Saudi Arabia, South Africa, Spain, Sweden, Turkey, the United Arab Emirates and the United Kingdom. Approximately 43% of our sales are generated in international markets through a combination of exports and direct sales in foreign countries. For the fiscal year ended May 31, 2014, we recorded net sales of $4.4 billion.

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

Segment Information

Our business is divided into two reportable segments: the industrial reportable segment (“industrial segment”) and the consumer reportable segment (“consumer segment”). Within each reportable segment, we aggregate several operating segments which comprise individual reporting units and product lines that generally address common markets, utilize similar technologies and are able to share manufacturing or distribution capabilities. The industrial segment (Tremco Group, tremco illbruck Group, RPM Performance Coatings Group and RPM2-Industrial Group), which comprises approximately 63% of our total net sales, includes maintenance and protection products for roofing and waterproofing systems, flooring, corrosion control and other specialty applications. The consumer segment (RPM2-Consumer Group, Rust-Oleum Group and DAP Group) comprises approximately 37% of our total net sales and includes rust-preventative, special purpose and decorative paints, caulks, sealants, primers, nail enamels and other branded consumer products. See Note Q, “Segment Information,” of the Notes to Consolidated Financial Statements, which appears in the 2014 Annual Report to Stockholders, and is incorporated herein by reference, for financial information relating to our two reportable segments and financial information by geographic area.

Industrial Segment

Our industrial segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as owners of industrial manufacturing facilities, public institutions and other commercial customers. Our industrial segment generated $2.8 billion in net sales for the fiscal year ended May 31, 2014 and includes the following major product lines and brand names:

Tremco Group:

•	waterproofing, coatings and institutional roofing systems used in building protection, maintenance and weatherproofing applications marketed under our Tremco, Republic and Vulkem brand names;

•	sealants, air barriers, tapes and foams that seal and insulate joints in various construction assemblies marketed under our Tremco, Dymeric, ExoAir and Spectrem brand names;

•	new residential home weatherization systems marketed under our Tuff-N-Dri, Watchdog Waterproofing and Enviro-Dri brand names; and

•	specialized roofing and building maintenance and related services marketed by our Weatherproofing Technologies subsidiary.

Tremco illbruck Group:

•	sealing and bonding solutions for windows, facades, interiors and exteriors under our illbruck brand name;

•	flooring, waterproofing and in-plant glazing solutions under our Tremco brand name;

•	solutions for passive fire protection under our Nullifire brand name;

•	solutions for the manufacturing industry under our Pactan brand name; and

•	exterior building insulation and coatings solutions under our FEMA brand name.

RPM Performance Coatings Group:

•

high-performance polymer flooring systems for industrial, institutional and commercial facilities, as well as offshore and marine structures and cruise, ferry and navy ships marketed under our Stonhard, Flowcrete, Hummervoll and API brand names;

•	commercial, decorative flooring for architectural and design applications under the Liquid Elements, Expanko, Fritztile & Flowcrete brand names;

•	industrial and commercial tile systems marketed under our Lock-Tile and Ecoloc brand names;

•	fiberglass reinforced plastic gratings and shapes used for industrial platforms, staircases and walkways marketed under our Fibergrate, Chemgrate, Corgrate and Safe-T-Span brand names;

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

•

concrete and masonry admixtures, concrete fibers, curing and sealing compounds, structural grouts, epoxy adhesives, floor hardeners and toppings, joint fillers, industrial and architectural coatings, decorative color/stains/stamps, and a comprehensive selection of restoration materials marketed under the Euclid, CAVE, Toxement, Viapol, Dural, Euco, Eucon, Fiberstrand, Increte, Plastol, Sentinel, Speed Crete and Tuf- Strand brand names; and

•

specialty construction products including bridge expansion joints, bridge deck and parking deck membranes, curb and channel drains, highway markings, protective coatings and concrete repair marketed under our Universal Sealants, BridgeCare, StructureCare, Pitchmastic, Nufins, Visul, EnviroKerb, EnviroChannel, EnviroDeck, EnviroGrate and Epoplex brand names.

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

Consumer Segment

Our consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and Australia. Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops, cosmetic companies and to other smaller customers through distributors. Our consumer segment generated $1.6 billion in net sales in the fiscal year ended May 31, 2014 and is composed of the following major product lines and brand names:

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

•	deck and fence restoration products marketed by our Wolman Wood Care Products business;

•	metallic and faux finish coatings marketed under our Modern Masters brand name;

•	innovative exterior wood deck and concrete restoration systems, and flooring finishes marketed under our Restore and RockSolid brand names; and

•	an assortment of other products, including hobby paints and cements marketed under our Testors brand name.

DAP Group:

•

a complete line of caulks, sealants, adhesives, insulating foam, spackling, glazing, and other general patch and repair products for home improvement and construction marketed through a wide assortment of DAP branded products, including ’33’, ’53’, ’1012’, 4000, 7000, Alex, Alex Fast Dry, Alex Plus, Alex Ultra, Alex Flex, Fast Patch, Beats The Nail, Blend-Stick, Blockade, Butyl-Flex, Caulk-Be-Gone, Crack Shot, Custom-Patch, DAP 3.0, DAP CAP, DAPtex Plus, DryDex, Dynaflex 230, Dynagrip, Elastopatch, Fast ’N Final, Kwik Foam, Kwik Seal, Kwik Seal Plus, Mono, Patch Stick, Patch-N-Paint, Plastic Wood, Presto Patch, Quick Plug, Rely-On, Seal ’N Peel, SIDE Winder, Silicone Plus, Simple Seal, SMARTBOND, StrongStik, Weldwood and Phenoseal, which is a brand of Gloucester Company Inc., which is a subsidiary of DAP Products Inc.

Foreign Operations

For the fiscal year ended May 31, 2014, our foreign operations accounted for approximately 41% of our total net trade sales, excluding any direct exports from the United States. Our direct exports from the United States were approximately 2% of our total net trade sales for the fiscal year ended May 31, 2014. In addition, we receive license fees and royalty income from numerous international license agreements, and we also have several joint ventures, which are accounted for under the equity method, operating in various foreign countries. We have manufacturing facilities in Argentina, Australia, Belgium, Brazil, Canada, Chile, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, Norway, Poland, Saudi Arabia, South Africa, Spain, Sweden, Turkey, the United Arab Emirates and the United Kingdom. We also have sales offices or warehouse facilities in Austria, China, The Czech Republic, Egypt, Finland, Hong Kong, Hungary, India, Indonesia, Japan, Kuwait, Oman, Poland, Qatar, Russia, South Africa, Singapore, Switzerland, Thailand, Vietnam and several other countries. Information concerning our foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition, which appears in the 2014 Annual Report to Stockholders, and is incorporated herein by reference.

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

Construction Chemical Products

Flooring Systems Products. Polymer flooring systems are used in industrial, commercial and, to a lesser extent, residential applications to provide a smooth, seamless surface that is impervious to penetration by water and other substances while being easy to clean and maintain. These systems are particularly well-suited for clean environments such as pharmaceutical, food and beverage and healthcare facilities. In addition, the fast installation time and long-term durability of these systems and products make them ideal for industrial floor repair and restoration. Polymer flooring systems are based on epoxy, polyurethane and methylmethacrylate resins. Most of these flooring systems are applied during new construction, but there is also a significant repair and renovation market. Key performance attributes in polymer flooring systems that distinguish competitors for these applications include static control, chemical resistance, contamination control, durability and aesthetics. We market our flooring systems under the Stonhard, Flowcrete, Expanko, Fritztile, Hummervoll and API brand names.

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

Sealants, Waterproofing, Concrete and Masonry Products.     Sealants, which are used primarily for commercial buildings, include urethane, silicone, latex, butyl and hybrid technology products, and are designed to be installed in construction joints for the purpose of providing an air and water-tight seal. Waterproof coatings, usually urethane based, are installed in exposed and buried applications to waterproof and protect concrete. Structural and traffic bearing membranes are used in a variety of applications for bridge deck construction and restoration and the protection and preservation of balconies, pedestrian walkways and parking structures. In the concrete and masonry additives market, a variety of chemicals and fibers can be added to concrete and masonry to improve the processability, performance, or appearance of these products. Chemical admixtures for concrete are typically grouped according to their functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. Curing and sealing compounds, structural grouts, epoxy adhesives, floor hardeners and toppings, joint fillers, industrial and architectural coatings, decorative color/stains/stamps, and a comprehensive selection of restoration materials are used to protect, repair or improve new or existing concrete structures used in the construction industry. The key attributes that differentiate competitors for these applications include quality assurance, on-the-job consultation and value-added, highly engineered products. We primarily offer products marketed under our Tremco, EUCO, Toxement, Viapol, CAVE, illbruck, Tamms, Republic, Vulkem, Dymeric, Increte, Tuff-N-Dri, Nufins, StructureCare, BridgeCare, Pitchmastic, Watchdog Waterproofing, PSI, Tuf-Strand and Enviro-Dri brand names for this line of business.

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

Carboline Company and some of our other subsidiaries own more than 300 other trademark registrations or applications in the United States and numerous other countries covering the products sold by the Carboline Company and related companies, including two United States trademark registrations for the trademark “Carboline®”.

DAP Brands Company and other subsidiaries of the Company own more than 425 trademark registrations or applications in the United States and numerous other countries for the “DAP®” trademark, the “Putty Knife design” trademark and other trademarks covering products sold under the DAP brand and related brands.

Tremco Incorporated and some of our other subsidiaries own more than 85 registrations for the trademark “Tremco®” in the United States and numerous countries covering a variety of roofing, sealants and coating products. There are also many other trademarks of Tremco Incorporated and some of our other subsidiaries that are the subject of registrations or applications in the United States and numerous other countries, bringing the total number of registrations and applications covering products sold under the Tremco brand and related brands to more than 700.

Our other principal product trademarks include: Alumanation®, B-I-N®, Bitumastic®, Bulls Eye 1-2-3®, Chemgrate®, Dri-Eaz, Dymeric®, EUCO®, ExoAir®, Flecto®, Fibergrate®, Floquil®, Geoflex®, illbruck®, Paraseal®, Permaroof®, Plasite®, Sanitile®, Spectrem®, Stonblend®, Stonclad®, Stonhard®, Stonlux®, Testors®, Varathane®, Vulkem®, Woolsey®, Zinsser® and Z-Spar®; and, in Europe, API, Perlifoc, Hummervoll, USL, Nufins, Pitchmastic, Visul, Flowcretetm, Nullifire®, Radglo® and Martin Mathystm. Our trademark registrations are valid for a variety of different terms of up to 20 years, and may be renewable as long as the trademarks continue to be used and all other local conditions for renewal are met. Our trademark registrations are maintained and renewed on a regular basis as required.

Raw Materials

The sources and availability of the raw materials we use in our business continue to be adequate to meet our current and projected needs. Over the past 12 months, in general we experienced steady raw material costs. Certain material costs experienced significant (and usually volatile) cost changes due to changes in global demand, unusually high planned and unplanned raw material production shutdowns, certain changes in global crop yields, certain changing feedstock costs, foreign exchange effects, supplier consolidation and related pricing discipline, and decreased natural gas costs relative to the cost of oil, which has caused cracking optimization and, therefore, a reduction in the supply of certain materials. On a long-term basis, we anticipate the costs of the raw materials we use will continue to be subject to upward pressure.

Seasonal Factors

Our business is dependent, to a significant extent, on external weather factors. We historically experience stronger sales and net income in our first, second and fourth fiscal quarters, which are the three month periods ending August 31, November 30 and May 31, respectively, while we have experienced weaker performance in our third fiscal quarter.

Customers

Ten large consumer segment customers, such as DIY home centers, on a combined basis represented approximately 24%, 22% and 22% of our total net sales for the fiscal years ended May 31, 2014, 2013 and 2012, respectively. Except for sales to these customers, our business is not dependent upon any one customer or small group of customers, but is largely dispersed over a substantial number of customers.

Backlog

We historically have not had a significant backlog of orders, and we did not have a significant backlog at May 31, 2014.

Research and Development

Our research and development work is performed at various laboratory locations. During fiscal years 2014, 2013 and 2012, we spent approximately $54.6 million, $49.3 million and $45.4 million, respectively, on research and development activities. In addition to this laboratory work, we view our field technical service as being integral to the success of our research activities. Our research and development activities and our field technical service costs are both included as part of our selling, general and administrative expenses.

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

We have incurred in the past, and will continue to incur in the future, costs to comply with environmental laws. Environmental laws and regulations are complex, change frequently and have tended to become increasingly stringent over time. In addition, the related costs may vary depending on the particular facts and development of new information. As a result, our operating expenses and continuing capital expenditures related to compliance with environmental laws may increase, and more stringent standards also may limit our operating flexibility. A significant increase in these costs and capital expenditures could adversely affect our business, results of operations, financial condition or cash flows. In addition, to the extent hazardous materials exist on or under our real property, the value and future use of that real property may be adversely affected. For information regarding environmental accruals, see Note P, “Contingencies and Loss Reserves,” of the Notes to our Consolidated Financial Statements, which appears in the 2014 Annual Report to Stockholders, and is incorporated herein by reference. For more information concerning certain environmental matters affecting us, see “Item 3 — Legal Proceedings — Environmental Proceedings” in this Annual Report on Form 10-K.

Employees

As of May 31, 2014, we employed 10,848 persons, of whom 985 were represented by unions under contracts which expire at varying times in the future. We believe that all relations with employees and their unions are good.

Item 1A.    Risk Factors.

You should carefully consider the following risks, as well as the other information contained or incorporated by reference in this Annual Report on Form 10-K, in evaluating us, our business and your investment in us.

The SPHC and Bondex Chapter 11 proceedings involve various risks and uncertainties that could have a material effect on us.

We have entered into an agreement in principle with the official representatives of current and future claimants that would resolve all present and future asbestos personal injury claims related to Bondex and other related entities. The agreement contemplates the filing of a plan or plans of reorganization and related documents (the “Plan”) with the United States Bankruptcy Court in Delaware (the “Bankruptcy Court”). The Plan will be subject to approval of the claimants, as well as the Bankruptcy Court and U.S. District Court.

Under the terms of the agreement in principle, a trust or trusts (the “Trust”) will be established under Section 524(g) of the United States Bankruptcy Code for the benefit of current and future asbestos personal injury claimants. Upon effectiveness of the Plan (the “Effective Date”), the Trust will be funded with $450 million in cash and one or more promissory notes, bearing no interest and maturing on or before the fourth anniversary of the Effective Date. The Plan shall provide for the following contributions to the Trust:

•

On or before the second anniversary of the Effective Date, an additional $102.5 million in cash, RPM International stock or a combination thereof (at our discretion in this and all subsequent cases) will be deposited into the Trust;

•	On or before the third anniversary of the Effective Date, an additional $120 million in cash, RPM International stock or a combination thereof will be deposited into the Trust; and

•	On or before the fourth anniversary of the Effective Date, a final payment of $125 million in cash, RPM International stock or a combination thereof will be deposited into the Trust.

Of the first $450 million payment, $2.5 million relates to the resolution of all present and future asbestos personal injury claims related to NMBFil, Inc., an indirect subsidiary of RPM International, which is the subject of a separate settlement term sheet. A portion of the payments due under the promissory note(s) will be secured by a right to the equity of Bondex and related chapter 11 debtor entities. All present and future asbestos personal injury claims against Bondex and the other related entities would be channeled to and paid by the Trust.

The agreement in principle will automatically terminate if the Plan is not filed by October 31, 2014. Pursuant to the terms of the agreement, the Plan must be confirmed and effective no later than October 31, 2015, otherwise simple interest at the rate of 3.45% will begin to accrue on the aggregate funding amount of the trust through the effective date of the Plan.

There is no guaranty that the Plan will be filed or confirmed or of the timing of any such confirmation. If the Plan is not filed or if the Plan, or a substantially similar plan, is not confirmed, the interests of SPHC, Bondex and RPM International may be significantly and adversely affected, SPHC and Bondex will remain in chapter 11, the amount of the asbestos liabilities of SPHC and Bondex will remain unresolved and the terms, timing and impact of any plan of reorganization ultimately confirmed will be unknown. If the Plan is not confirmed, the amount of SPHC’s and Bondex’s asbestos personal injury liabilities will not be resolved and will continue to be subject to substantial dispute and uncertainty as the appeals process with respect to the estimation ruling will then move forward. If the Plan is not confirmed, the amount of the asbestos personal injury liabilities could ultimately be determined to be significantly different from the amount agreed to by the parties in the agreement. This difference could be material to our financial position, cash flows and results of operations. In the event the Plan is not confirmed it is unclear whether any channeling injunction entered in connection with a plan of reorganization will extend to all non-filing affiliates of the filing entities, including RPM International.

As a result of the chapter 11 filing, the filing entities are precluded from paying dividends to shareholders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within the RPM group of companies (the “Pre-Petition Intercompany Payables”) and other pre-petition creditors during the pendency of the Chapter 11 proceedings, without the Bankruptcy Court’s approval. If the Plan is not confirmed, no assurances can be given that any of the Pre-Petition Intercompany Payables will be paid or otherwise satisfied in connection with the confirmation of an alternative plan of reorganization. As of May 30, 2010, the day prior to the Chapter 11 filing, SPHC and its subsidiaries had Pre-Petition Intercompany Payables of approximately $209.6 million and pre-petition intercompany receivables from other entities within the RPM group of companies (other than subsidiaries of SPHC) of approximately $87.3 million.

As previously disclosed, on May 20, 2013, the Bankruptcy Court for the District of Delaware issued an opinion estimating the current and future asbestos claims associated with Bondex and SPHC at approximately $1.17 billion. The estimation hearing represents one step in the legal process in helping to determine the amount of potential funding for a 524(g) asbestos trust. Bondex and SPHC firmly believe that the opinion substantially overstates the amount of their liability and is not supported by the facts or the law. Bondex and SPHC and we have filed appeals of the decision with the United States District Court for the District of Delaware and sought certification of the appeal directly to the United States Court of Appeals for the Third Circuit, but were denied. The appeals remain pending before the District Court. The asbestos claimants and the future claims representative have moved to dismiss the appeals, arguing that the estimation order is not a final, appealable order. Bondex, SPHC and we believe that the order is final and appealable, and that, even if it were not, the appeals should be treated as motions to appeal which should be granted. Assuming that the motion to dismiss the appeals is not granted, it is anticipated that the appeal process could take two to three years. We believe that the Bankruptcy Court’s estimation opinion, if not vacated on appeal, may increase the likelihood that claims may be asserted against RPM International alleging that we are liable for the asbestos liabilities of the filing entities. We expect that these appeals will be stayed pending confirmation of the Plan.

As previously disclosed, at a hearing held on November 13, 2013, the Bankruptcy Court granted the motion of the Official Committee of Asbestos Personal Injury Claimants and the Future Claimants’ Representative (collectively the “ACC/FCR”) for standing to pursue the SPHC estate claims against us, certain of our directors and executive officers, and third party advisors. We anticipated that the ACC/FCR might be permitted to pursue claims on behalf of the SPHC and Bondex estates against us. We believe that the alleged SPHC estate claims are without merit and, if such claims are made, intend to contest them vigorously, but if the ACC/FCR are successful in any such effort, it may increase the amount that RPM International may need to contribute to any 524(g) trust. The ACC/FCR have agreed not to proceed with any such claims unless the Plan is not confirmed.

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

We are the subject of an ongoing SEC investigation, which could divert management’s focus, result in substantial investigation expenses and have an adverse impact on our reputation and financial condition and results of operations.

We were notified by the SEC on June 24, 2014 that we are the subject of a formal investigation pertaining to the timing of our disclosure and accrual of loss reserves in fiscal 2013 with respect to the previously disclosed General Services Administration (“GSA”) and Department of Justice investigation into compliance issues relating to Tremco Roofing Division’s GSA contracts. We accrued $68.8 million for a settlement with the GSA during the third quarter of fiscal 2013, which was revised to $65.1 million during the fourth quarter of fiscal 2013, and the investigation was ultimately resolved with a payment to the GSA of $61.9 million in the first quarter of fiscal 2014. We are cooperating with the SEC in its ongoing investigation. The Audit Committee of the Board of Directors (the “Audit Committee”), with the assistance of independent advisors, conducted an investigation into the foregoing matters. On August 11, 2014, the Audit Committee concluded that our previously issued consolidated financial statements for the quarterly periods ended August 31, 2012, November 30, 2012 and February 28, 2013 (collectively, the “Affected Periods”), should no longer be relied upon due to an error in the timing of disclosure and accrual of loss reserves for the GSA matter. We have amended our prior Form 10-Q filings for the Affected Periods to include restated financial information for such periods. For additional information concerning the restatements, see Note R of Notes to Consolidated Financial Statements.

We have incurred significant legal and accounting expenditures in connection with the SEC’s and the Audit Committee’s investigation. We are unable to predict how long the SEC’s investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us. A protracted investigation could impose substantial additional costs and distractions, regardless of its outcome. Furthermore, publicity surrounding the foregoing or any enforcement action or private litigation prompted by or resulting from the SEC’s investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

Our operations have been adversely affected by global market and economic conditions.

Global economic uncertainty continues to exist. Our operations could be adversely affected by global economic conditions if global markets were to decline in the future. Any future economic declines may result in decreased revenue, gross margin, earnings or growth rates and difficulty in managing inventory levels and collection of customer receivables. We also have experienced, and expect to continue to experience, increased competitive pricing pressure. In addition, customer difficulties in the future could result in decreases in product demand, increases in bad debt write-offs, decreases in timely collection of accounts receivable and adjustments to our allowance for doubtful accounts receivable.

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

As of May 31, 2014, we had approximately $1.6 billion in goodwill and other intangible assets. The Accounting Standards Codification (“ASC”) section 350 requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise, using either a qualitative assessment or a fair-value approach at the reporting unit level. We perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, as of the first day of our fourth fiscal quarter. The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, which is a subjective process that takes into account both internal and external factors. Impairment assessment requires the use of significant judgment with regard to estimates and assumptions surrounding future results of operations and cash flows. For the fiscal years ended May 31, 2014, 2013 and 2012, our impairment testing did not result in any impairment loss. In the future, if global economic conditions were to decline significantly, or if our reporting units experienced significant declines in business, we may incur substantial non-cash goodwill and other intangible asset impairment charges. The amount of any such impairment charge could have a material adverse effect on our results of operations.

Our significant amount of indebtedness could have a material adverse impact on our business.

Our total debt levels remained flat at approximately $1.4 billion for May 31, 2014 and May 31, 2013, which compares with $1.4 billion in stockholders’ equity at May 31, 2014. Our level of indebtedness could have important consequences. For example, it could:

•

require us to dedicate a material portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the cash flow available to fund working capital, capital expenditures, acquisitions, dividend payments, stock repurchases or other general corporate requirements;

•	result in a downgrade of our credit rating, which would increase our borrowing costs, adversely affect our financial results, and make it more difficult for us to raise capital;

•	restrict our operational flexibility and reduce our ability to conduct certain transactions, since our credit facility contains certain restrictive financial and operating covenants;

•	limit our flexibility to adjust to changing business and market conditions, which would make us more vulnerable to a downturn in general economic conditions; and

•	have a material adverse effect on our short-term liquidity if large debt maturities occur in close succession.

We cannot assure you that our business always will be able to make timely or sufficient payments of our debt. Should we fail to comply with covenants in our debt instruments, such failure could result in an event of default which, if not cured or waived, would have a material adverse effect on us.

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

Our success depends upon our ability to attract and retain key employees and the succession of senior management.

Our success largely depends on the performance of our management team and other key employees. If we are unable to attract and retain talented, highly qualified senior management and other key people, our business, results of operations, cash flows and financial condition could be adversely affected. In addition, if we are unable to effectively provide for the succession of senior management, including our Chief Executive Officer, our business, results of operations, cash flows and financial condition may be adversely affected. While we follow a disciplined, ongoing succession planning process and have succession plans in place for senior management and other key executives, these do not guarantee that the services of qualified senior executives will continue to be available to us at particular moments in time.

We depend on a number of large customers for a significant portion of our net sales and, therefore, significant declines in the level of purchases by any of these key customers could harm our business.

Some of our operating companies, particularly in the consumer segment, face a substantial amount of customer concentration. Our key consumer segment customers include Ace Hardware, Cotter & Company, Do It Best, The Home Depot, Lowe’s, Menards, Orgill, Rona, Wal-Mart and W.W. Grainger. Sales to our ten largest consumer segment customers accounted for approximately 24%, 22% and 22% of our total net sales for the fiscal years ended May 31, 2014, 2013 and 2012, respectively, and 64%, 63% and 67%, respectively, of the consumer segment’s net sales for those same fiscal years. Sales to the Home Depot represented less than 10% of our consolidated net sales for fiscal 2012 and 2013; 11% of our consolidated net sales for fiscal 2014; and 29%, 28% and 28% of our consumer segment net sales for fiscal 2014, 2013 and 2012, respectively. If we were to lose one or more of our key customers, or experience a delay or cancellation of a significant order, or incur a significant decrease in the level of purchases from any of our key customers, or experience difficulty in collecting amounts due from a key customer, our net revenues could decline and our operating results could be reduced materially.

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

Our family of products includes a number of well-known brand names that are used in a variety of construction, industrial maintenance, consumer DIY and professional applications. We believe that continuing to maintain the strength of our brands is critical to increasing demand for our products and maintaining their widespread acceptance among our customers. The reputations of our branded products depend on numerous factors, including the successful advertising and marketing of our brand names, consumer acceptance, the availability of similar products from our competitors, and our ability to maintain our products’ quality and technological advantages. A loss in the actual or perceived value of our brands could limit or reduce the demand for our products.

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

As a participant in the chemical and construction products industries, we face an inherent risk of exposure to legal claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury and/or property damage. In the course of our business we are subject to a variety of inquiries and investigations by regulators, as well as claims and lawsuits by private parties including those related to product liability, asbestos, product warranty, environmental, contracts, intellectual property and commercial matters, which due to their uncertain nature may result in losses, some of which may be material. Many of our industrial segment products are used in industrial, commercial or institutional building construction projects. In some instances, our companies offer extended term warranties and as a result, from time to time we may experience higher levels of warranty expense, which is typically reflected in selling, general and administrative expenses. The nature and extent to which we use hazardous or flammable materials in our manufacturing processes creates risk of damage to persons and property that, if realized, could be material.

Compliance with environmental laws and regulations could subject us to unforeseen future expenditures or liabilities, which could have a material adverse impact on our business.

We are subject to numerous environmental laws and regulations in the U.S., Canada and other countries where we conduct business. Governmental and regulatory authorities impose various laws and regulations on us that relate to environmental protection, the sale and export of certain chemicals or hazardous materials, and various health and safety matters, including the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes, the use of certain chemicals in product formulations, and the investigation and remediation of soil and groundwater affected by hazardous substances. These laws and regulations include the Clean Air Act, the Clean Water Act, RCRA, CERCLA, TSCA, and various other federal, state, provincial, local and international statutes. In addition, these laws and regulations often impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up our or our predecessors’ past or present facilities and third party disposal sites. We are currently undertaking remedial activities at a number of facilities and properties and have received notices under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or analogous state laws of liability or potential liability in connection with the disposal of material from our current or former operations. Further, we also could be subject to future liability resulting from conditions that are currently unknown to us that could be discovered in the future.

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

Our businesses are subject to extensive environmental, health and safety laws and regulations that may restrict or adversely impact our ability to conduct our business.

Our businesses are dependent on the issuance of operating permits and registrations required from government agencies. In connection with the performance of certain activities, our businesses are required to seek permission from agencies in the states, provinces, and countries in which they operate. If regulatory permits or registrations are delayed, restricted, or rejected, subsequent operations at our businesses could be delayed or restricted, which could have an adverse effect on our results of operations.

We expect that the environmental, health and safety laws and regulations applicable to our business will continue to become more stringent in the future which may result in increased costs to us for compliance therewith. Further, failure to comply with applicable environmental, health and safety laws and regulations or permit requirements could result in substantial civil or criminal fines and penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations, remedial or corrective measures, installations of pollution control equipment, or other actions. This could have a material adverse effect on our business, financial condition and operating results.

Our businesses are subject to varying domestic and foreign laws and regulations that may restrict or adversely impact our ability to conduct our business.

Our businesses are subject to varying domestic and foreign laws and regulations that may restrict or adversely impact our ability to conduct our business. These include securities, environmental, tax, competition and anti-trust, trade controls, data security, employment and privacy laws and regulations. These laws and regulations change from time to time and thus may result in increased costs to us related to our compliance therewith. From time to time regulators review our compliance with applicable laws. Enforcement actions, fines and private litigation claims and damages may result, notwithstanding our belief that we have in place appropriate risk management and compliance programs to mitigate these risks.

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

Our foreign manufacturing operations accounted for approximately 41% of our net trade sales for the fiscal year ended May 31, 2014, not including exports directly from the U.S. which accounted for approximately 2% of our net trade sales for fiscal 2014. We plan to continue to grow our international operations and the growth and maintenance of such operations could be adversely affected by changes in political and economic conditions, inflation rates, trade protection measures, restrictions on foreign investments and repatriation of earnings, changing intellectual property rights, difficulties in staffing and managing foreign operations and changes in regulatory requirements that restrict the sales of our products or increase our costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in material volatility in our costs and earnings and may also adversely affect the carrying values of our assets located outside the U.S.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws of other countries.

The U.S. Foreign Corrupt Practices Act (‘‘FCPA’’) and similar anti-bribery laws of other countries generally prohibit companies and their intermediaries from making improper payments to governmental officials or others for the purpose of obtaining or retaining business or for other unfair advantage. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Although we have internal controls and procedures designed to ensure compliance with these laws, there can be no assurance that our controls and procedures will prevent a violation of these laws. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial condition, and cash flows.

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

We have contracts with federal, state and local governmental entities, and are required to comply with specific procurement regulations and other requirements relating to those contracts. We also enter into subcontracts with other federal, state, or local prime contractors. Further, we may serve as a supplier to an entity that is a federal, state, or local prime or subcontractor. Requirements in our contracts and those requirements flowed down to us in our capacity as a subcontractor or supplier, although customary in government contracts, may impact our performance and compliance costs. Failure to comply with these regulations and requirements or to make required disclosures under contract could result in reductions of the value of contracts, contract modifications or termination for cause, adverse past performance ratings, actions under a federal or state false claims statute, suspension or debarment from government contracting or subcontracting for a period of time and the assessment of penalties and fines, any of which could negatively impact our results of operations and financial condition and could have a negative impact on our reputation and ability to procure other government contracts in the future.

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

Data privacy and data security considerations could impact the Company’s business.

The interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Despite our efforts to protect sensitive information and confidential and personal data and comply with and implement data security measures, our facilities and systems may be vulnerable to security breaches, including cyber-attacks. This could lead to negative publicity, legal claims, theft, modification or destruction of proprietary information or key information, manufacture of defective products, production downtimes, operational disruptions and other significant costs, which could adversely affect our reputation, financial condition and results of operations.

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

From time to time, adverse weather conditions in certain parts of the U.S. and other countries in which we do business have had an adverse effect on our sales of paint, coatings, roofing, construction products and related products. For example, unusually cold and rainy weather, especially during the general construction and exterior painting season, could have an adverse effect on sales of such products. As a result, we have historically experienced weaker sales and net income in our third fiscal quarter (December through February) in comparison to our performance during our other fiscal quarters.

Item 1B.     Unresolved Staff Comments.

Not Applicable.

Item 2.     Properties.

Our corporate headquarters and a plant and offices for one subsidiary are located on a 119-acre site, which we own in Medina, Ohio. As of May 31, 2014, our operations occupied a total of approximately 12.3 million square feet, with the majority, approximately 10.4 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 12.3 million square feet occupied, approximately 5.8 million square feet are owned and approximately 6.5 million square feet are occupied under operating leases.

Set forth below is a description, as of May 31, 2014, of our principal facilities which we believe are material to our operations:

Location	Business/Segment	Approximate Square Feet Of Floor Space	Leased or Owned

Capacava, Brazil	Euclid (Industrial)	325,000	Owned

Pleasant Prairie, Wisconsin	Rust-Oleum (Consumer)	303,200	Owned

Toronto, Ontario, Canada	Tremco (Industrial)	207,160	Owned

LaFayette, Georgia	Euclid (Industrial)	201,109	Owned

Dayton, Nevada	Carboline (Industrial)	184,533	Owned

Newark, New Jersey	Rust-Oleum (Consumer)	182,418	Owned

Cleveland, Ohio	Euclid Chemical (Industrial)	178,838	Owned

Cleveland, Ohio	Tremco (Industrial)	160,300	Owned

Bodenwoehr, Germany	illbruck (Industrial)	151,171	Owned

Baltimore, Maryland	DAP (Consumer)	144,200	Owned

Hagerstown, Maryland	Rust-Oleum (Consumer)	143,000	Owned

Arkel, Netherlands	illbruck (Industrial)	140,067	Owned

Tipp City, Ohio	DAP (Consumer)	140,000	Owned

Zelem, Belgium	Rust-Oleum (Consumer)	136,150	Owned

Attelboro, Massachusetts	Rust-Oleum (Consumer)	133,650	Owned

Lake Charles, Louisiana	Carboline (Industrial)	114,287	Owned

Lesage, West Virginia	Rust-Oleum (Consumer)	112,000	Owned

Somerset, New Jersey	Rust-Oleum (Consumer)	110,000	Owned

Wigan, Lanc, United Kingdom	Tremco (Industrial)	106,020	Owned

Maple Shade, New Jersey	Stonhard (Industrial)	77,500	Owned

Dallas, Texas	DAP (Consumer)	74,000	Owned

Martinsburg, West Virginia	Rust-Oleum (Consumer)	624,096	Leased

Kenosha, Wisconsin	Rust-Oleum (Consumer)	600,000	Leased

Vaughan, Ontario, Canada	Rust-Oleum (Consumer)	213,847	Leased

Paterson, New Jersey	RPM2-Consumer (Consumer)	185,947	Leased

Baltimore, Maryland	DAP (Consumer)	168,555	Leased

Williamsport, Maryland	Rust-Oleum (Consumer)	162,058	Leased

Burlington, Washington	RPM2-Industrial (Industrial)	113,875	Leased

We lease certain of our properties under long-term leases. Some of these leases provide for increased rent based on an increase in the cost-of-living index. For information concerning our rental obligations, see Note L, “Leases” of the Notes to Consolidated Financial Statements, which appears in the 2014 Annual Report to Stockholders and is incorporated herein by reference. Under many of our leases, we are obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.

We believe that our manufacturing plants and office facilities are well maintained and suitable for our operations.

Item 3.    Legal Proceedings.

Asbestos Litigation and the Bankruptcy Filings by SPHC and Bondex

On May 31, 2010, Bondex and its parent, SPHC, filed voluntary petitions in the Bankruptcy Court to reorganize under chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). SPHC is the parent company of Bondex and also serves as the parent company for various operating companies that are not part of the reorganization filing, including Chemical Specialties Manufacturing Corp., Day-Glo Color Corp., Dryvit Systems, Inc. through Dryvit Holdings, Inc., Guardian Protection Products Inc., Kop-Coat Inc., TCI, Inc. and RPM Wood Finishes Group, Inc. (collectively with SPHC and Bondex, the “Deconsolidated Group”). SPHC and Bondex (the “filing entities”) took this action as a means to permanently and comprehensively resolve all pending and future asbestos-related liability claims associated with Bondex and SPHC. As a result of the filing, all litigation related to Bondex and SPHC asbestos personal injury claims has been stayed, with the exception of the cases referred to in Note A(2) to the Consolidated Financial Statements with respect to which the stay was lifted. The chapter 11 proceedings are intended to enable the filing entities to establish a section 524(g) trust accompanied by a court order that will direct all existing and future SPHC-related and Bondex-related claims to such trust, which will then compensate only meritorious claims at appropriate values. See Item 1A — “Risk Factors” for further information concerning the effects of the Chapter 11 proceedings and an agreement in principle that recently was entered into that would resolve such claims.

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

Environmental Proceedings

As previously reported, several of our subsidiaries are, from time to time, identified as a “potentially responsible party” under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar local environmental statutes. In some cases, our subsidiaries are participating in the cost of certain clean-up efforts or other remedial actions. Our share of such costs to date, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on our consolidated financial condition or results of operations. See “Item 1 — Business — Environmental Matters,” in this Annual Report on Form  10-K.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 4A.    Executive Officers of the Registrant*.

The name, age and positions of each of our Executive Officers as of August 14, 2014 are as follows:

Name	Age	Position and Offices Held
Frank C. Sullivan	53	Chairman and Chief Executive Officer
Ronald A. Rice	51	President and Chief Operating Officer
Russell L. Gordon	48	Vice President and Chief Financial Officer
Edward W. Moore	57	Senior Vice President, General Counsel and Chief Compliance Officer
Matthew T. Ratajczak	46	Vice President – Global Tax and Treasurer
Barry M. Slifstein	54	Vice President – Investor Relations and Planning
Keith R. Smiley	52	Vice President – Finance and Controller

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

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

Edward W. Moore was elected Senior Vice President, General Counsel, Chief Compliance Officer and Secretary in 2013. He had been the Company’s Vice President, General Counsel and Secretary since 2007, adding the title of Chief Compliance Officer in 2011. From 1982 to 1989, Mr. Moore was an associate attorney, and from 1990 to 2006, a partner at Calfee, Halter & Griswold LLP. While at Calfee, Mr. Moore served in various capacities, including as a member of the Executive Committee, Chair of the Associates Committee, and Co-Chair of the Securities and Capital Markets Group.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth at page 72 of the 2014 Annual Report to Stockholders under the heading “Quarterly Stock Price and Dividend Information” is incorporated herein by reference.

The following table presents information about repurchases of RPM International Inc. Common Stock made by us during the fourth quarter of fiscal 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
March 1, 2014 through March 31, 2014	—	$—	—	—
April 1, 2014 through April 30, 2014	30,976	$41.34	—	—
May 1, 2014 through May 31, 2014	45,102	$43.04	—	—

Total—Fourth Quarter	76,078	$42.35	—	—

(1)	All of the shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.’s Amended and Restated 2004 Omnibus Equity and Incentive Plan, the 1997 Restricted Stock Plan and the 2007 Restricted Stock Plan.

(2)	Refer to Note H of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.    Selected Financial Data.

The following table sets forth our selected consolidated financial data for each of the five years during the period ended May 31, 2014. The data was derived from our annual Consolidated Financial Statements which have been audited by Ernst & Young LLP, our independent accountants for the five fiscal years ended May 31, 2014.

	Fiscal Years Ended May 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands, except per share and percentage data)
Net sales	$4,376,353	$4,078,655	$3,777,416	$3,381,841	$3,412,716
Income before income taxes	424,487	176,891	328,289	295,053	268,454
Net income	305,984	109,851	233,763	203,168	181,127
Return on sales %	7.0%	2.7%	6.2%	6.0%	5.3%
Basic earnings per share attributable to RPM International Inc. Stockholders	$2.20	$0.75	$1.65	$1.46	$1.40
Diluted earnings per share attributable to RPM International Inc. Stockholders	2.18	0.74	1.65	1.45	1.39
Total RPM International Inc. stockholders’ equity	1,382,844	1,200,858	1,183,656	1,263,164	1,079,473
Total RPM International Inc. stockholders’ equity per share	10.68	9.31	9.24	9.91	8.50
Return on total RPM International Inc. stockholders’ equity %	23.7%	9.2%	19.1%	17.3%	16.2%
Average shares outstanding	129,438	128,956	128,130	127,403	127,047
Cash dividends paid	$125,743	$117,647	$112,153	$108,585	$105,430
Cash dividends declared per share	0.945	0.890	0.855	0.835	0.815
Retained earnings	833,691	667,774	686,818	583,035	502,562
Working capital	1,125,209	957,887	1,012,179	1,132,681	818,667
Total assets	4,378,365	4,120,847	3,561,813	3,515,029	3,004,024
Long-term debt	1,345,965	1,369,176	1,112,952	1,106,304	924,308
Depreciation and amortization	90,069	86,336	76,023	75,656	86,406
Cash from operating activities	278,149	368,454	294,872	238,166	203,936
Cash (used for) investing activities	(149,711)	(477,404)	(267,322)	(105,940)	(126,953)
Cash (used for) from financing activities	(137,243)	138,150	(117,441)	57,717	(98,629)

Note:	Acquisitions made by us during each of the periods presented and the deconsolidation of SPHC, which occurred on May 31, 2010, may impact comparability from year to year (See Note A, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements).

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is set forth at pages 26 through 38 of the 2014 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth at page 38 of the 2014 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

The information required by this item is set forth at pages 39 through 71 and 74 of the 2014 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 31, 2014 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of Ernst & Young LLP, our independent registered public accounting firm, are set forth at pages 73 and 75, respectively, of the 2014 Annual Report to Stockholders, which reports are incorporated herein by reference.

( c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information required by this item as to our Directors appearing under the caption “Election of Directors” in our 2014 Proxy Statement is incorporated herein by reference. Information required by this item as to our Executive Officers is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 2014 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. Information required by Items 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is set forth in the 2014 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

The Charters of the Audit Committee, Compensation Committee and Governance and Nominating Committee and the Corporate Governance Guidelines and “The Values & Expectations of 168” (our code of business conduct and ethics) are available on our website at www.rpminc.com and in print to any stockholder who requests a copy. Requests for copies should be directed to Manager of Investor Relations, RPM International Inc., P.O. Box 777, Medina, Ohio 44258. We intend to disclose any amendments to our code of business conduct and ethics, and any waiver of our code of business conduct and ethics granted to any of our Directors or Executive Officers on our website.

Item 11.    Executive Compensation.

The information required by this item is set forth in the 2014 Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2014 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2014 Proxy Statement under the headings “Related Person Transactions” and “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The information required by this item is set forth in the 2014 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Related Fee Arrangements,” which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this 2014 Annual Report on Form 10-K:

1. Financial Statements.    The following consolidated financial statements of RPM and the report of our independent registered public accounting firm thereon, included in our 2014 Annual Report to Stockholders on pages 39 through 71 and 74, are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets —

May 31, 2014 and 2013

Consolidated Statements of Income —

fiscal years ended May 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income —

fiscal years ended May 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows —

fiscal years ended May 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity —

fiscal years ended May 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements (including Unaudited Quarterly Financial Information)

2. Financial Statement Schedules.    The following consolidated financial statement schedule of RPM and the report of our independent registered public accounting firm thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements included in our 2014 Annual Report to Stockholders:

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
Frank C. Sullivan Chairman and Chief Executive Officer

Date: August 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated this 14th Day of August, 2014.

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

Trust Company, N.A., as trustee

		Current Report on Form 8-K (File No. 001-14187)	October 25, 2005
4.3.1	Form of 6.70% Senior Note Due 2015	Current Report on Form 8-K (File No. 001-14187)	October 25, 2005
4.3.2	Form of Guarantee	Current Report on Form 8-K (File No. 001-14187)	October 25, 2005
4.4	Indenture, dated as of February 14, 2008, between the Company, as issuer, and The Bank of New York Trust Company, as trustee	Registration Statement on Form S-3 (File No. 333-173395)	April 8, 2011
4.4.1	Form of 6.50% Senior Note Due 2018	Current Report on Form 8-K (File No. 001-14187)	February 20, 2008
4.5

Officers’ Certificate and Authentication

Order dated October 9, 2009 for the

6.125% Notes due 2019 (which

includes the form of Note) issued

pursuant to the Indenture, dated as of

February 14, 2008, between the Company

and The Bank of New York Mellon Trust

Company, N.A.

		Current Report on Form 8-K (File No. 001-14187)	October 8, 2009
4.6

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
4.7

Officers’ Certificate and Authentication

Order dated October 23, 2012 for the

3.450% Notes due 2022 (which

includes the form of Note) issued

pursuant to the Indenture, dated as of

February 14, 2008, between the Company

and The Bank of New York Mellon Trust

Company, N.A.

		Current Report on Form 8-K (File No. 001-14187)	October 23, 2012
4.8	First Supplemental Indenture, dated December 9, 2013, for the 2.25% Convertible Senior Notes due 2020 (which includes form of Note), to the Indenture dated as of February 14, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-14187)	December 11, 2013
4.9	Indenture, dated as of April 8, 2014, between the Company and Wells Fargo Bank, National Association	Registration Statement on Form S-3 (File No. 333-195132)	April 8, 2014
10.1	Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, date June 29, 2012	Current Report on Form 8-K (File No. 001-14187)	July 6, 2012
10.2	Second Amended and Restated Receivables Sales Agreement dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014
10.3	Amended and Restated Receivables Purchase Agreement, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 14, 2014
10.4	Amended and Restated Fee Letter, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014
*10.5	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Frank C. Sullivan, Chairman and Chief Executive Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.6

Form of Amended and Restated Employment

Agreement, by and between the Company

and each of Ronald A. Rice, President

and Chief Operating Officer; and Paul G.P. Hoogenboom, Senior Vice President — Manufacturing and

Operations, Chief Information Officer

		Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.7	Amended and Restated Employment Agreement, by and between the Company and Edward W. Moore, Vice President, General Counsel and Chief Compliance Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2011
*10.8	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
*10.9	RPM International Inc. 1996 Key Employees Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	November 27, 2002
*10.9.1	Amendment No. 1 to RPM International Inc. 1996 Stock Option Plan	Annual Report on Form 10-K (File No. 001-14187)	August 27, 1998
*10.9.2	Amendment to RPM International Inc. 1996 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	May 3, 2001
*10.9.3	Amendment No. 3 to RPM International Inc. 1996 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	November 27, 2002
*10.9.4	Form of Stock Option Agreement to be used in connection with the RPM International Inc. 1996 Stock Option Plan, as amended	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.10	RPM International Inc. Benefit Restoration Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2001
*10.10.1	Amendment No. 1 to the RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003
*10.10.2	Amendment No. 2 to RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.11	RPM International Inc. Deferred Compensation Plan, as Amended and Restated Generally, effective January 1, 2005	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.11.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002
10.12	Second Amendment and Restated Collection Account Agreement, dated July 29, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2010
*10.13	RPM, Inc. 1997 Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.13.1	First Amendment to the RPM, Inc. 1997 Restricted Stock Plan, effective as of October 1, 1998	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002
*10.13.2	Second Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002
*10.13.3	Third Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.13.4	Fourth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
*10.13.5	Fifth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 16, 2004
*10.13.6	Sixth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007
*10.13.7	Seventh Amendment to the RPM International Inc. 1997 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.14	RPM International Inc. 2003 Restricted Stock Plan for Directors	Quarterly Report on Form 10-Q (File No. 001-14187)	January 14, 2004
*10.14.1	Amendment No. 1 to the RPM International Inc. 2003 Restricted Stock Plan for Directors	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007
*10.14.2	Amendment No. 2 to the RPM International Inc. 2003 Restricted Stock Plan for Directors, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.15	RPM International Inc. Amended and Restated 2004 Omnibus Equity and Incentive Plan, effective July 21, 2009	Definitive Proxy Statement (File No. 001-14187)	August 27, 2009
*10.15.1	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement (for grants prior to October 10, 2008)	Annual Report on Form 10-K (File No. 001-14187)	August 15, 2005
*10.15.2	Form of Stock Appreciation Rights Agreement (for grants prior to October 10, 2008)	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2005
*10.15.3	Form of Performance-Contingent Restricted Stock (PCRS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 7, 2011
*10.15.4	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009
*10.15.5	Form of Stock Appreciation Rights Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009
*10.16	RPM International Inc. 2007 Restricted Stock Plan	Current Report on Form 8-K (File No. 001-14187)	October 12, 2006
*10.16.1	Amendment No. 1 to the RPM International Inc. 2007 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.17	RPM International Inc. Amended and Restated Incentive Compensation Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	October 9, 2007
*10.18	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Russell L. Gordon, Vice President and Chief Financial Officer	Annual Report on Form 10-K (File No. 001-14187)	July 24, 2013
10.19	Letter Agreement, dated May 31, 2014, by and between the Company and Paul G. P. Hoogenboom (x)

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
12	Computation of Ratio of Earnings to Fixed Charges (x)
13.1	Portions of RPM International Inc.’s 2014 Annual Report to Stockholders (x)
21.1	Subsidiaries of the Company (x)
23.1	Consent of Independent Registered Public Accounting Firm (x)
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer (x)
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer (x)
32.1	Section 1350 Certification of the Company’s Chief Executive Officer (xx)
32.2	Section 1350 Certification of the Company Chief Financial Officer (xx)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Management contract or compensatory plan or arrangement.
(x)	Filed herewith.
(xx)	Furnished herewith.

RPM International Inc. and Subsidiaries

Valuation And Qualifying Accounts and Reserves

(In thousands)	Balance at Beginning of Period	Additions Charged to Selling, General and Administrative		Acquisitions (Disposals) of Businesses and Reclassifications			(Deductions) Additions		Balance at End of Period
Year Ended May 31, 2014
Current:
Allowance for doubtful accounts	$28,904		$7,618	$			$(8,881	)(1)	$27,641

Accrued product liability reserves	$15,582		$3,186	$			$(8,179	)(2)	$10,589

Accrued loss reserves	$3,418		$275		$494	(3)	$(1,456	)(2)	$2,731

Noncurrent:
Accrued product liability	$29,489		$4,968	$			$(4,804	)(2)	$29,653

Environmental reserves	$3,274	$			$(494	)(3)	$(775	)(2)	$2,005

Year Ended May 31, 2013
Current:
Allowance for doubtful accounts	$26,507		$9,799		$—		$(7,402	)(1)	$28,904

Accrued product liability reserves	$11,736		$5,499		$—		$(1,653	)(2)	$15,582

Accrued loss reserves	$3,580		$195		$227	(3)	$(584	)(2)	$3,418

Noncurrent:
Accrued product liability	$28,592		$7,653	$			$(6,756	)(2)	$29,489

Environmental reserves	$3,952		$(60)		$(227	)(3)	$(391	)(2)	$3,274

Year Ended May 31, 2012
Current:
Allowance for doubtful accounts	$27,597		$5,811		$—		$(6,901	)(1)	$26,507

Accrued product liability reserves	$12,973		$6,221		$(699	)(3)	$(6,759	)(2)	$11,736

Accrued loss reserves	$4,357		$(310)		$1,316		$(1,783	)(2)	$3,580

Noncurrent:
Accrued product liability	$27,873		$178		$699	(3)	$(158	)(2)	$28,592

Environmental reserves	$4,693		$(631)	$			$(110	)(2)	$3,952

(1)	Uncollectible accounts written off, net of recoveries

(2)	Primarily claims paid during the year, net of insurance contributions

(3)	Primarily transfers between current and noncurrent

S-1