Form 10-Q
period 2014-08-31
RPM INTERNATIONAL INC/DE/
filed 2014-10-08
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014,

or

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

As of October 6, 2014

133,476,101 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	August 31, 2014	May 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$225,025	$332,868
Trade accounts receivable (less allowances of $29,197 and $27,641, respectively)	946,887	873,946
Inventories	628,463	613,644
Deferred income taxes	22,251	22,281
Prepaid expenses and other current assets	216,848	219,556

Total current assets	2,039,474	2,062,295

Property, Plant and Equipment, at Cost	1,193,599	1,191,676
Allowance for depreciation and amortization	(664,064)	(658,871)

Property, plant and equipment, net	529,535	532,805

Other Assets
Goodwill	1,152,318	1,147,374
Other intangible assets, net of amortization	460,579	459,536
Deferred income taxes, non-current	7,882	7,943
Other	156,934	168,412

Total other assets	1,777,713	1,783,265

Total Assets	$4,346,722	$4,378,365

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$408,961	$525,680
Current portion of long-term debt	1,677	5,662
Accrued compensation and benefits	102,335	173,846
Accrued loss reserves	19,016	27,487
Other accrued liabilities	223,012	204,411

Total current liabilities	755,001	937,086

Long-Term Liabilities
Long-term debt, less current maturities	1,476,349	1,345,965
Other long-term liabilities	428,576	466,659
Deferred income taxes	52,428	50,061

Total long-term liabilities	1,957,353	1,862,685

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01; authorized 300,000 shares; issued 138,386 and outstanding 133,511 as of August 2014; issued 138,039 and outstanding 133,273 as of May 2014	1,335	1,333
Paid-in capital	796,041	790,102
Treasury stock, at cost	(90,095)	(85,400)
Accumulated other comprehensive (loss)	(171,829)	(156,882)
Retained earnings	900,782	833,691

Total RPM International Inc. stockholders’ equity	1,436,234	1,382,844
Noncontrolling Interest	198,134	195,750

Total equity	1,634,368	1,578,594

Total Liabilities and Stockholders’ Equity	$4,346,722	$4,378,365

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended August 31,
	2014	2013
Net Sales	$1,203,896	$1,164,674
Cost of Sales	695,503	665,602

Gross Profit	508,393	499,072
Selling, General and Administrative Expenses	346,525	335,459
Interest Expense	19,415	20,725
Investment (Income), Net	(3,803)	(3,894)
Other (Income), Net	(1,822)	(434)

Income Before Income Taxes	148,078	147,216
Provision for Income Taxes	43,239	40,327

Net Income	104,839	106,889
Less: Net Income Attributable to Noncontrolling Interests	5,760	3,791

Net Income Attributable to RPM International Inc. Stockholders	$99,079	$103,098

Average Number of Shares of Common Stock Outstanding:
Basic	130,094	129,344

Diluted	135,032	130,294

Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders
Basic	$0.74	$0.78

Diluted	$0.73	$0.77

Cash Dividends Declared per Share of Common Stock	$0.240	$0.225

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended August 31,
	2014	2013
Net Income	$104,839	$106,889
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(21,266)	(13,414)
Pension and other postretirement benefit liability adjustments (net of tax of $1,455 and $1,586, respectively)	2,929	2,924
Unrealized gain (loss) on securities (net of tax of $114 and $(815), respectively)	76	(1,439)
Unrealized gain (loss) on derivatives (net of tax of $(42) and $45, respectively)	(66)	109

Total other comprehensive income	(18,327)	(11,820)

Total Comprehensive Income	86,512	95,069
Less: Comprehensive Income Attributable to Noncontrolling Interests	2,380	7,627

Comprehensive Income Attributable to RPM International Inc. Stockholders	$84,132	$87,442

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended August 31,
	2014	2013
Cash Flows From Operating Activities:
Net income	$104,839	$106,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,048	14,431
Amortization	8,246	7,882
Deferred income taxes	1,984	(11,505)
Stock-based compensation expense	5,700	4,826
Other	(605)	(701)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
(Increase) in receivables	(72,292)	(76,455)
(Increase) in inventory	(17,338)	(23,439)
(Increase) in prepaid expenses and other current and long-term assets	(2,307)	(7,201)
(Decrease) in accounts payable	(115,686)	(83,264)
(Decrease) in accrued compensation and benefits	(70,880)	(46,001)
(Decrease) in accrued loss reserves	(8,311)	(499)
Increase in other accrued liabilities	29,911	47,701
(Decrease) in contingent payment		(61,894)
Other	(3,542)	(232)

Cash (Used For) Operating Activities	(125,233)	(129,462)

Cash Flows From Investing Activities:
Capital expenditures	(12,050)	(10,696)
Acquisition of businesses, net of cash acquired	(33,472)	(12,328)
Purchase of marketable securities	(5,034)	(20,152)
Proceeds from sales of marketable securities	7,512	17,786
Other	(319)	3,092

Cash (Used For) Investing Activities	(43,363)	(22,298)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	131,907	53,218
Reductions of long-term and short-term debt	(5,468)	(1,936)
Cash dividends	(31,987)	(29,836)
Repurchase of stock	(4,695)	(4,004)
Payments of acquisition-related contingent consideration	(24,750)
Other	244	(2,388)

Cash Provided By Financing Activities	65,251	15,054

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4,498)	(1,945)

Net Change in Cash and Cash Equivalents	(107,843)	(138,651)
Cash and Cash Equivalents at Beginning of Period	332,868	343,554

Cash and Cash Equivalents at End of Period	$225,025	$204,903

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by Generally Accepted Accounting Principles in the U.S. (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three month periods ended August 31, 2014 and 2013. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2014.

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

NOTE 2 — DECONSOLIDATION OF SPECIALTY PRODUCTS HOLDING CORP. (“SPHC”)

On May 31, 2010, Bondex International, Inc. (“Bondex”) and its parent, SPHC, filed Chapter 11 reorganization proceedings in the United States Bankruptcy Court for the District of Delaware. SPHC is our wholly owned subsidiary. In accordance with ASC 810, when a subsidiary becomes subject to the control of a government, court, administrator, or regulator, deconsolidation of that subsidiary is generally required. We therefore deconsolidated SPHC and its subsidiaries from our balance sheet as of May 31, 2010, and eliminated the results of SPHC’s operations from our results of operations beginning on that date. As a result of the Chapter 11 reorganization proceedings, on a prospective basis we will continue to account for our investment in SPHC under the cost method. See Note 13 for a description of an agreement in principle that we have entered into that would resolve all present and future asbestos personal injury claims related to Bondex and other related entities.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of the combined analyses of each of the components of our net investment in SPHC, we recorded a net loss of approximately $7.9 million, which was reflected in Other Expense, Net, during the fourth fiscal quarter of the year ended May 31, 2010. No changes have been made to these amounts through August 31, 2014.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP. The new standard will apply for annual periods beginning after December 15, 2016, including interim periods therein. Early adoption is prohibited. We have not yet determined the effects, if any, adoption of this pronouncement may have on our consolidated financial statements.

NOTE 4 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended August 31,
(In thousands)	2014	2013
Interest (income)	$(1,404)	$(1,503)
(Gain) on sale of marketable securities	(2,116)	(2,197)
Other-than-temporary impairment on securities	—	51
Dividend (income)	(283)	(245)

Investment (income), net	$(3,803)	$(3,894)

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — OTHER (INCOME), NET

Other (income), net, consists of the following components:

	Three Months Ended August 31,
(In thousands)	2014	2013
Royalty (income) expense, net	$(1,217)	$318
(Income) related to unconsolidated equity affiliates	(605)	(752)

Other (income), net	$(1,822)	$(434)

NOTE 6 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three month periods ended August 31, 2014 and 2013:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	August 31,		August 31,
Pension Benefits	2014	2013	2014	2013
(In thousands)
Service cost	$7,564	$6,764	$1,231	$1,109
Interest cost	5,002	4,510	1,891	1,800
Expected return on plan assets	(6,034)	(5,190)	(2,296)	(2,095)
Amortization of:
Prior service cost	74	83	10	1
Net actuarial losses recognized	3,472	3,306	487	623

Net Periodic Benefit Cost	$10,078	$9,473	$1,323	$1,438

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	August 31,		August 31,
Postretirement Benefits	2014	2013	2014	2013
(In thousands)
Service cost	$—	$—	$313	$327
Interest cost	66	81	308	317
Amortization of:
Prior service (credit)	(62)	(22)
Net actuarial (gains) losses recognized	(34)	(29)	104	133

Net Periodic Benefit Cost	$(30)	$30	$725	$777

We previously disclosed in our financial statements for the fiscal year ended May 31, 2014 that we expected to contribute approximately $53.1 million to our retirement plans in the U.S. and approximately $6.3 million to plans outside the U.S. during the current fiscal year. As of August 31, 2014, this has not changed.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have determined that our postretirement medical plan provides prescription drug benefits that will qualify for the federal subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. For all groups of retirees, we have assumed that the subsidy will continue indefinitely. However, effective January 1, 2014, we changed our retiree medical offering to a Medicare Advantage Plan. Under the Medicare Advantage Plan, any Part D subsidy belongs to the insurance carrier. Our results reflect this change.

NOTE 7 — INCOME TAXES

The effective income tax rate was 29.2% for the three month period ended August 31, 2014 compared to an effective income tax rate of 27.4% for the three month period ended August 31, 2013.

The effective tax rate for the three month period ended August 31, 2014 reflects variances from the 35% federal statutory rate primarily due to the lower effective tax rate of certain of our foreign subsidiaries and the benefit of the domestic manufacturing deduction. These favorable variances from the statutory rate were partially offset by the impact of state and local income taxes.

The effective tax rate for three month period ended August 31, 2013 reflects variances from the 35% federal statutory rate primarily due to the lower effective tax rate of certain of our foreign subsidiaries and the benefit of the domestic manufacturing deduction. These favorable variances were partially offset by the impact of state and local income taxes and the net impact of valuation allowances associated with certain foreign net operating losses. Additionally, the effective tax rate for this period includes a discrete benefit related to the recognition of a foreign deferred income tax asset resulting from the merger of certain foreign subsidiaries. This one-time benefit was partially offset by the discrete impact of the enactment of a Canadian tax law change, Canada Bill C-48, Technical Tax Amendments Act, 2012, which was enacted on June 26, 2013.

As of August 31, 2014 we had unrecognized tax benefits of approximately $15.7, of which approximately $15.0 would impact the effective tax rate, if recognized. We recognize interest and penalties related to unrecognized benefits in income tax expense. As of August 31, 2014 the accrual for interest and penalties was approximately $5.2 million. Unrecognized tax benefits, including interest and penalties, have been classified as other long-term liabilities unless expected to be paid in one year. We do not anticipate changes to the total unrecognized tax benefits within the next 12 months.

We, or our subsidiaries, file income tax returns in the U.S. and in various states, local and foreign jurisdictions. The Internal Revenue Service is performing a limited scope examination of fiscal year 2012 and has informed us that they may perform a limited scope examination of fiscal year 2013. In addition, with limited exceptions, we, or our subsidiaries, are generally subject to state, local and non-US income tax examinations by tax authorities for the fiscal years 2008 through 2014.

We are currently under examination, or have been notified of a planned income tax examination for various non-US, state and local jurisdictions. Although it is possible that certain income tax examinations could be resolved during the next twelve months, the timing and outcomes are uncertain.

As of August 31, 2014, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the valuation allowances recorded at August 31, 2014 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, capital loss carryforwards, unrealized losses on securities, certain foreign net operating losses and net foreign deferred tax assets.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method, for the three month periods ended August 31, 2014 and 2013:

	Three Months Ended August 31,
(In thousands, except per share amounts)	2014	2013
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$99,079	$103,098
Less: Allocation of earnings and dividends to participating securities	(2,179)	(2,285)

Net income available to common shareholders — basic	96,900	100,813
Add: Undistributed earnings reallocated to unvested shareholders	12	12
Add: Income effect of contingently issuable shares	1,339

Net income available to common shareholders — diluted	$98,251	$100,825

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	130,094	129,344
Average diluted options	1,065	950
Net issuable common share equivalents (2)	3,873

Total shares for diluted earnings per share	135,032	130,294

Earnings Per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.74	$0.78

Diluted (1)	$0.73	$0.77

(1)	For the quarters ended August 31, 2014 and 2013, approximately 3,034,000 and 3,097,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted earnings per share, as the effect would have been anti-dilutive.
(2)	For the quarter ended August 31, 2014, represents the number of shares that would be issued if our contingently convertible notes were converted. We include these shares in the calculation of diluted EPS as the conversion of the notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

NOTE 9 — INVENTORIES

Inventories were composed of the following major classes:

	August 31, 2014	May 31, 2014
(In thousands)
Raw material and supplies	$211,650	$213,981
Finished goods	416,813	399,663

Total Inventory	$628,463	$613,644

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — RESTRUCTURING

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

Fiscal 2013 Plans

In May 2013, we approved a restructuring plan for one of our consumer operating segments designed to eliminate duplicative processes and overhead and to exit certain processes and product lines. This restructuring plan allows management to refocus its attention on faster growing brands within the consumer operating segment. In connection with this plan, we recorded aggregate charges of approximately $15.6 million during the year ended May 31, 2013, of which approximately $8.2 million related to the elimination of 133 positions and approximately $7.4 million resulted from the shutdown of two manufacturing facilities. The facilities have been closed and are awaiting sale. Related severance payments will be paid in full by approximately the third quarter of fiscal 2015. In addition, there were approximately $3.9 million of inventory markdowns, which were reflected in Cost of Sales in our Consolidated Statements of Income during the year ended May 31, 2013.

Additionally, one of our industrial operating businesses adopted a restructuring plan designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. This plan eliminated approximately 34 positions. Severance payments will be paid out in full generally by the first half of fiscal 2015. In connection with the plan, we recorded aggregate charges of approximately $4.5 million during the year ended May 31, 2013, all of which relates to workforce reductions.

The following table includes the changes in our accrued restructuring balances:

(In thousands)	Employee Severance	Other	Total
Balance at May 31, 2014	$2,082	$381	$2,463
Cash payments	(492)	(126)	(618)
Noncash and foreign exchange impacts	(35)	(14)	(49)

Balance at August 31, 2014	$1,555	$241	$1,796

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — MARKETABLE SECURITIES

The following tables summarize marketable securities held at August 31, 2014 and May 31, 2014 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
August 31, 2014
Equity securities:
Stocks — foreign	$2,315	$887	$(25)	$3,177
Stocks — domestic	30,867	7,704	(153)	38,418
Mutual funds — foreign	30,443	2,285	—	32,728
Mutual funds — domestic	43,701	1,783	(1,001)	44,483

Total equity securities	107,326	12,659	(1,179)	118,806
Fixed maturity:
U.S. treasury and other government	20,494	127	(228)	20,393
Corporate bonds	1,474	219	(4)	1,689
Foreign bonds	38	1	—	39
Mortgage-backed securities	84	53	—	137

Total fixed maturity securities	22,090	400	(232)	22,258

Total	$129,416	$13,059	$(1,411)	$141,064

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2014
Equity securities:
Stocks — foreign	$984	$669	$(20)	$1,633
Stocks — domestic	31,071	8,965	(132)	39,904
Mutual funds — foreign	30,541	2,799	—	33,340
Mutual funds — domestic	44,242	1,790	(1,109)	44,923

Total equity securities	106,838	14,223	(1,261)	119,800
Fixed maturity:
U.S. treasury and other government	21,156	152	(164)	21,144
Corporate bonds	1,544	212	—	1,756
Foreign bonds	37	3	—	40
Mortgage-backed securities	85	55	—	140

Total fixed maturity securities	22,822	422	(164)	23,080

Total	$129,660	$14,645	$(1,425)	$142,880

Marketable securities, included in other current and long-term assets totaling $76.9 million and $64.2 million at August 31, 2014, respectively, and included in other current and long-term assets totaling $71.9 million and $71.0 million at May 31, 2014, respectively, are composed of available-for-sale securities and are reported at fair value. We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

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

Gross gains realized on sales of investments were $2.1 million and $2.2 million, respectively, for the quarters ended August 31, 2014 and 2013, respectively. During the first quarter of fiscal 2014, we recognized losses of approximately $0.1 million for securities deemed to have other-than-temporary impairments, while we recognized no such losses during the first quarter of fiscal 2015. These amounts are included in investment (income), net in the Consolidated Statements of Income.

Summarized below are the securities we held at August 31, 2014 and 2013 that were in an unrealized loss position and that were included in accumulated other comprehensive income, aggregated by the length of time the investments had been in that position:

	August 31, 2014		May 31, 2014
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$41,958	$(1,411)	$35,465	$(1,425)
Unrealized losses with a loss position for less than 12 months	26,504	(952)	16,611	(845)
Unrealized losses with a loss position for more than 12 months	15,454	(459)	18,854	(580)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. The unrealized losses generally relate to investments whose fair values at August 31, 2014 were less than 15% below their original cost. From time to time, we may experience significant volatility in general economic and market conditions. If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net carrying values of debt securities at August 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$2,995	$2,998
One year through five years	14,715	14,638
Six years through ten years	3,261	3,292
After ten years	1,119	1,330

	$22,090	$22,258

NOTE 12 — FAIR VALUE MEASUREMENTS

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at August 31, 2014
U.S. Treasury and other government	$—	$20,393	$—	$20,393
Foreign bonds		39		39
Mortgage-backed securities		137		137
Corporate bonds		1,689		1,689
Stocks — foreign	3,177			3,177
Stocks — domestic	38,418			38,418
Mutual funds — foreign		32,728		32,728
Mutual funds — domestic		44,483		44,483
Foreign currency forward contract		(492)		(492)
Cross-currency swap		(13,415)		(13,415)
Contingent consideration			(55,466)	(55,466)

Total	$41,595	$85,562	$(55,466)	$71,691

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2014
U.S. Treasury and other government	$—	$21,144	$—	$21,144
Foreign bonds		40		40
Mortgage-backed securities		140		140
Corporate bonds		1,756		1,756
Stocks — foreign	1,633			1,633
Stocks — domestic	39,904			39,904
Mutual funds — foreign		33,340		33,340
Mutual funds — domestic		44,923		44,923
Foreign currency forward contract		2,582		2,582
Cross-currency swap		(19,550)		(19,550)
Contingent consideration			(81,296)	(81,296)

Total	$41,537	$84,375	$(81,296)	$44,616

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

Our cross-currency swap is a liability that has a fair value of $13.4 million at August 31, 2014, which was originally designed to fix our interest and principal payments in euros for the life of our unsecured 6.70% senior notes due November 1, 2015, which resulted in an effective euro fixed-rate borrowing of 5.31%. The basis for determining the rates for this swap included three legs at the inception of the agreement: the U.S. dollar (USD) fixed rate to a USD floating rate; the euro floating to euro fixed rate; and the dollar to euro basis fixed rate at

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inception. Therefore, we essentially exchanged fixed payments denominated in USD for fixed payments denominated in euros, paying fixed euros at 5.31% and receiving fixed USD at 6.70%. The ultimate payments are based on the notional principal amounts of $150 million and approximately 125 million euros. There will be an exchange of the notional amounts at maturity. The rates included in this swap are based upon observable market data, but are not quoted market prices, and therefore, the cross-currency swap is considered a Level 2 liability on the fair value hierarchy. Additionally, this cross-currency swap has been designated as a hedging instrument, and is classified as other long-term liabilities in our Consolidated Balance Sheets.

At August 31, 2014, we had a foreign currency forward contract with a fair value of approximately $0.5 million, which is classified in other accrued liabilities in our Consolidated Balance Sheets. At May 31, 2014, we had a foreign currency forward contract with a fair value of approximately $2.6 million, which is classified in other current assets in our Consolidated Balance Sheets. Our foreign currency forward contract, which has not been designated as a hedge, was designed to reduce our exposure to the changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows. The foreign exchange rates included in the forward contract are based upon observable market data, but are not quoted market prices, and therefore, the forward currency forward contract is considered a Level 2 liability on the fair value hierarchy.

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation, which are considered to be Level 3 inputs. During the quarter ended August 31, 2014, we reversed approximately $1.0 million for contingent earnout targets that were not met, and we paid approximately $24.8 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current period.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At August 31, 2014 and May 31, 2014, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of August 31, 2014 and May 31, 2014 are as follows:

	At August 31, 2014
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$225,025	$225,025
Marketable equity securities	118,806	118,806
Marketable debt securities	22,258	22,258
Long-term debt, including current portion	1,478,026	1,575,909

	At May 31, 2014
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$332,868	$332,868
Marketable equity securities	119,800	119,800
Marketable debt securities	23,080	23,080
Long-term debt, including current portion	1,351,627	1,516,062

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — REORGANIZATION PROCEEDINGS OF CERTAIN SUBSIDIARIES

General — Prior to May 31, 2010, Bondex and SPHC were defendants in various asbestos-related bodily injury lawsuits filed in various state courts. These cases generally sought unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products.

On May 31, 2010, Bondex and its parent, SPHC, filed voluntary petitions in the U.S. Bankruptcy Court in Delaware (the “Bankruptcy Court”) to reorganize under chapter 11 of the Bankruptcy Code. SPHC and Bondex took this action in an effort to permanently and comprehensively resolve all pending and future asbestos-related liability claims associated with Bondex and SPHC. As a result of the filing, all litigation related to Bondex and SPHC asbestos personal injury claims has been stayed, with the exception of the cases referenced in Note 3 with respect to which the stay was lifted. The objective of the bankruptcy proceedings is to enable the filing entities to establish a section 524(g) trust accompanied by a court order that will direct all existing and future SPHC-related and Bondex-related claims to such trust, which will then compensate asbestos claimants based upon factors set forth in an approved plan of reorganization. Since the date of the filing, and in accordance with GAAP, the financial results of SPHC and Bondex have been deconsolidated from our financial results.

We have entered into an agreement in principle with the official representatives of current and future claimants that would resolve all present and future asbestos personal injury claims related to Bondex and other related entities. The agreement contemplates the filing of a plan or plans of reorganization and related documents (the “Plan”) with the Bankruptcy Court. A Plan was filed on September 26, 2014. The Plan is subject to approval of the claimants, as well as the Bankruptcy Court and U.S. District Court.

In addition to Bondex and SPHC, the settlement resolves all present and future asbestos personal injury claims related to Republic Powdered Metals, Inc. (“Republic”) and NMBFiL, Inc. (“NMBFiL”), both of which are indirect wholly-owned subsidiaries of RPM, that filed for Chapter 11 bankruptcy in August 2014. Both Republic and NMBFiL will remain consolidated subsidiaries, considering the short-term nature of the bankruptcy and as long as RPM maintains control, from a participating rights perspective, of the subsidiaries.

Under the terms of the agreement in principle, a trust or trusts (the “Trust”) will be established under Section 524(g) of the Bankruptcy Code for the benefit of current and future asbestos personal injury claimants. Upon effectiveness of the Plan (the “Effective Date”), the Trust will be funded with $450 million in cash and one or more promissory notes, bearing no interest and maturing on or before the fourth anniversary of the Effective Date. The Plan shall provide for the following contributions to the Trust:

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

Of the first $450 million payment, $2.5 million relates to the resolution of all present and future asbestos personal injury claims related to NMBFiL. A portion of the payments due under the promissory note(s) will be secured by a right to the equity of Bondex and related chapter 11 debtor entities. All present and future asbestos personal injury claims against Bondex and the other related entities would be channeled to and paid by the Trust.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the terms of the agreement, the Plan must be confirmed and effective no later than October 31, 2015, otherwise simple interest at the rate of 3.45% will begin to accrue on the aggregate funding amount of the trust through the effective date of the Plan. A confirmation hearing is scheduled for December 10, 2014.

There is no guaranty that the Plan will be confirmed. If the Plan is not confirmed, the interests of SPHC, Bondex and RPM International may be significantly and adversely affected, SPHC and Bondex will remain in chapter 11, the amount of the asbestos liabilities of SPHC and Bondex will remain unresolved and the terms, timing and impact of any plan of reorganization ultimately confirmed in the cases will be unknown. If the Plan is not confirmed, the amount of SPHC’s and Bondex’s asbestos-related personal injury liabilities will not be resolved and will continue to be subject to substantial dispute and uncertainty as the appeals process with respect to the estimation ruling will then move forward. If the Plan is not confirmed, the amount of the asbestos personal injury liabilities could ultimately be determined to be significantly different from the amount agreed to by the parties in the agreement. This difference could be material to our financial position, cash flows and results of operations. In the event the Plan is not confirmed it is unclear whether any channeling injunction entered in connection with a plan of reorganization will extend to all non-filing affiliates of the filing entities, including RPM International.

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

At August 31, 2014, no amounts have been accrued for the funding of the Trust, as the Plan is subject to the approval of the claimants, as well as the Bankruptcy Court and the U.S. District Court. Once approved, the funding of the Trust will be accounted for as a business combination and will allow us to regain control of SPHC. The portion of the funding related to NMBFiL Inc. will be recognized as a charge to the consolidated income statement at the time the Plan is approved.

As previously disclosed, the Bankruptcy Court issued an opinion in May 2013 estimating the current and future asbestos claims associated with Bondex and SPHC at approximately $1.17 billion, which represented one step in the legal process in helping to determine the amount of potential funding for a 524(g) asbestos trust. The Debtors firmly believe that the opinion substantially overstates the amount of their liability and is not supported by the facts or the law, and we and the Debtors have appealed the ruling. Those appeals have been consolidated by the District Court and, on February 7, 2014, were certified by the District Court for direct review by the U.S. Court of Appeals for the Third Circuit, but the Third Circuit declined to accept the certification. The appeals remain pending before the District Court. The ACC/FCR have also filed a motion with the District Court to dismiss the appeal on the ground that the estimation decision was not a final, appealable order. Briefing of the appeal, and the motion to dismiss the appeal, at the District Court level have been stayed pending confirmation of the Plan.

Prior to the bankruptcy filing, the filing entities had litigated and, on many occasions, settled asbestos products liability claims brought against them. The debtors paid $92.6 million during the year ended May 31, 2010, prior to the bankruptcy filing, in connection with the litigation and settlement of asbestos claims, $42.6 million of which consisted of defense costs. With the exception of the appeal bonds described in Note A, no claims have been paid since the bankruptcy filing and it is not contemplated that any claims will be paid until a plan of reorganization is confirmed and an asbestos trust is established and operating.

Prior to the chapter 11 bankruptcy filing, we recorded asbestos contingent liabilities that included estimations of future costs. Such estimates by their nature are subject to many uncertainties that may change over time,

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including (i) the ultimate number of claims filed; (ii) the amounts required to resolve both currently known and future unknown claims; (iii) the amount of insurance, if any, available to cover such claims, including the outcome of coverage litigation against the filing entities’ third-party insurers; (iv) future earnings and cash flow of the filing entities; (v) the impact of bankruptcies of other companies whose share of liability may be imposed on the filing entities under certain state liability laws; (vi) the unpredictable aspects of the litigation process including a changing trial docket and the jurisdictions in which trials are scheduled; (vii) the outcome of any such trials, including potential judgments or jury verdicts, as a result of the strategy of Bondex and SPHC to take selective cases to verdict; (viii) the lack of specific information in many cases concerning exposure to products for which Bondex, SPHC, or another of our subsidiaries is allegedly responsible, and the claimants’ alleged diseases resulting from such exposure; (ix) potential changes in applicable federal and/or state tort liability law; and (x) the potential impact of various proposed structured settlement transactions. All these factors may have a material effect upon future asbestos-related liability estimates.

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

NOTE 14 — CONTINGENCIES AND OTHER ACCRUED LOSSES

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

We also offer warranty programs at several of our industrial businesses and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liability represents our best estimate at August 31, 2014, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense.

Also, due to the nature of our roofing business, the amount of claims paid can fluctuate from one period to the next. While our warranty liability represents our best estimate of our expected losses at any given time, from time-to-time we may revise our estimates based on our experience relating to factors such as weather conditions, specific circumstances surrounding product installations and other factors.

The following table includes the changes in our accrued warranty balances:

	Quarter Ended August 31,
(In thousands)	2014	2013
Beginning Balance	$14,741	$9,330
Deductions (1)	(14,675)	(4,796)
Provision charged to SG&A expense	7,355	5,308

Ending Balance	$7,421	$9,842

(1)	Primarily claims paid during the year.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As previously disclosed, we recorded a $65.1 million accrual during the year ended May 31, 2013 associated with settlement discussions with the DOJ and the GSA Office of Inspector General aimed at resolving an existing investigation. Since first receiving a broad request for documents from the GSA in March 2011, we cooperated with that investigation, which involved our compliance with certain pricing terms and conditions of our GSA Multiple Award Schedule contracts under which the roofing division of our Tremco Group sold products and services to the federal government. A substantial majority of the transactions as to which potential compliance issues were raised took place during the period from 2002 to 2008. In August 2013, we entered into a final agreement with the DOJ and the GSA Office of Inspector General regarding this matter. During the year ended May 31, 2014, we paid the GSA Office of Inspector General $61.9 million and made other payments for miscellaneous legal expenses for approximately $1.1 million. We expect to pay approximately $2.1 million more in legal fees and other related costs arising out of this investigation. The accrual for this contingency is classified in other accrued liabilities in our Consolidated Balance Sheets.

We were notified by the SEC on June 24, 2014 that we are the subject of a formal investigation pertaining to the timing of our disclosure and accrual of loss reserves in fiscal 2013 with respect to the previously disclosed GSA and DOJ investigation into compliance issues relating to Tremco Roofing Division’s GSA contracts. We are cooperating with the SEC in its ongoing investigation. At this time, we are unable to predict the outcome of this matter or provide any quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.

In January 2013, we entered into a Voluntary Self-Disclosure Agreement (“VSDA”) with the State of Delaware relating to certain property that may be held by us, including securities, payments, and refunds to employees, vendors and customers, that has been unclaimed for a specified period of time. Delaware’s Abandoned Property Law, like other state and federal escheat laws, generally requires companies to report and remit unclaimed property to the state. Although we believe we have procedures in place to comply with these laws, we entered into the VSDA so that we may identify any previously unreported abandoned property and remit any such property to the State of Delaware. We cannot estimate the amount or range of any such potential loss. However, we do not expect the outcome of this review to have a material impact on our results of operations or financial position.

During the first quarter of fiscal 2015, two complaints were filed against Rust-Oleum and RPM International both seeking to have a class certified and alleging breach of warranty, breach of contract and other claims regarding certain deck coating products of Rust-Oleum. RPM International has since been dismissed from both actions, but they remain pending against Rust-Oleum. Rust-Oleum plans to vigorously defend these actions, including any attempts at class certification. At this time, we are unable to predict the outcome of this matter or provide any quantification of how the final resolution of these matters may impact our future consolidated financial condition, results of operations or cash flows.

NOTE 15 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three months ended August 31, 2014, we did not repurchase any shares of our common stock under this program.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three months ended August 31, 2014 and 2013:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2014	$1,382,844	$195,750	$1,578,594
Net income	99,079	5,760	104,839
Other Comprehensive Income:
Foreign currency translation adjustments	(17,738)	(3,528)	(21,266)
Pension and other postretirement benefit liability adjustments, net of tax	2,760	169	2,929
Unrealized (loss) on securities, net of tax	83	(7)	76
Unrealized gain on derivatives, net of tax	(52)	(14)	(66)

Total Other Comprehensive Income, net of tax	(14,947)	(3,380)	(18,327)

Comprehensive Income	84,132	2,380	86,512
Dividends paid	(31,987)		(31,987)
Other noncontrolling interest activity	(4)	4	—
Stock option exercises, net	(4,451)		(4,451)
Stock based compensation expense	5,700		5,700

Total Equity at August 31, 2014	$1,436,234	$198,134	$1,634,368

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2013	$1,200,858	$154,075	$1,354,933
Net income	103,098	3,791	106,889
Other Comprehensive Income:
Foreign currency translation adjustments	(17,071)	3,657	(13,414)
Pension and other postretirement benefit liability adjustments, net of tax	2,761	163	2,924
Unrealized (loss) gain on securities, net of tax	(1,432)	(7)	(1,439)
Unrealized gain on derivatives, net of tax	86	23	109

Total Other Comprehensive Income, net of tax	(15,656)	3,836	(11,820)

Comprehensive Income	87,442	7,627	95,069
Dividends paid	(29,836)		(29,836)
Other noncontrolling interest activity	(341)	341	—
Stock option exercises, net	2,401		2,401
Stock based compensation expense	709		709
Restricted awards, net	451		451

Total Equity at August 31, 2013	$1,261,684	$162,043	$1,423,727

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — SEGMENT INFORMATION

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

In addition to our two reportable segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with either reportable segment. Assets related to the corporate/other category consist primarily of investments, prepaid expenses and headquarters’ property and equipment. These corporate and other assets and expenses reconcile reportable segment data to total consolidated income before income taxes, interest expense and earnings before interest and taxes; as well as identifiable assets, capital expenditures and depreciation and amortization.

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

	Three Months Ended
	August 31, 2014	August 31, 2013
	(In thousands)
Net Sales
Industrial Segment	$773,886	$731,226
Consumer Segment	430,010	433,448

Consolidated	$1,203,896	$1,164,674

Income (Loss) Before Income Taxes
Industrial Segment	$102,464	$97,581
Consumer Segment	76,669	82,717
Corporate/Other	(31,055)	(33,082)

Consolidated	$148,078	$147,216

	August 31, 2014	May 31, 2014
Identifiable Assets
Industrial Segment	$2,418,189	$2,507,257
Consumer Segment	1,734,551	1,648,272
Corporate/Other	193,982	222,836

Consolidated	$4,346,722	$4,378,365

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

Revenue Recognition

Revenues are recognized when realized or realizable, and when earned. In general, this is when title and risk of loss pass to the customer. Further, revenues are realizable when we have persuasive evidence of a sales arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. We reduce our revenues for estimated customer returns and allowances, certain rebates, sales incentives and promotions in the same period the related sales are recorded.

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

Our annual goodwill impairment analysis for fiscal 2014 did not result in any indicators of impairment. Should the future earnings and cash flows at our reporting units decline and/or discount rates increase, future impairment charges to goodwill and other intangible assets may be required.

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

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter. In the fourth quarter of our fiscal year ended May 31, 2013, we adopted new FASB guidance that simplifies how an entity tests indefinite-lived intangible assets for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Our fiscal 2014 annual impairment tests of each of our indefinite-lived intangible assets did not result in any impairment loss.

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

Several of our industrial businesses offer extended warranty terms and related programs, and thus have established a corresponding warranty liability. Warranty expense is impacted by variations in local construction practices and installation conditions, including geographic and climate differences. Although we believe that appropriate liabilities have been recorded for our warranty expense, actual results may differ materially from our estimates.

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

Allowance for Doubtful Accounts Receivable

An allowance for anticipated uncollectible trade receivable amounts is established using a combination of specifically identified accounts to be reserved and a reserve covering trends in collectability. These estimates are based on an analysis of trends in collectability and past experience, but are primarily made up of individual account balances identified as doubtful based on specific facts and conditions. Receivable losses are charged against the allowance when we confirm uncollectability. Actual collections of trade receivables could differ from our estimates due to changes in future economic or industry conditions or specific customer’s financial conditions.

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

Changes in our key plan assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit and various postretirement benefit plans. Based upon May 31, 2014 information, the following tables reflect the impact of a 1% change in the key assumptions applied to our defined benefit pension plans in the U.S. and internationally:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
(In millions)
Discount Rate
Increase (decrease) in expense in FY 2014	$(5.4)	$6.5	$(1.8)	$2.2
Increase (decrease) in obligation as of May 31, 2014	$(53.2)	$65.9	$(29.9)	$37.7
Expected Return on Plan Assets
Increase (decrease) in expense in FY 2014	$(2.4)	$2.4	$(1.6)	$1.6
Increase (decrease) in obligation as of May 31, 2014	N/A	N/A	N/A	N/A
Compensation Increase
Increase (decrease) in expense in FY 2014	$4.1	$(3.6)	$1.3	$(0.8)
Increase (decrease) in obligation as of May 31, 2014	$21.3	$(19.2)	$5.2	$(4.7)

Based upon May 31, 2014 information, the following table reflects the impact of a 1% change in the key assumptions applied to our various postretirement health care plans:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
(In millions)
Discount Rate
Increase (decrease) in expense in FY 2014	$—	$—	$(0.7)	$0.8
Increase (decrease) in obligation as of May 31, 2014	$(0.6)	$0.7	$(4.7)	$6.0
Healthcare Cost Trend Rate
Increase (decrease) in expense in FY 2014	$—	$—	$0.7	$(0.5)
Increase (decrease) in obligation as of May 31, 2014	$0.2	$(0.2)	$6.5	$(5.0)

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

	Three Months Ended
	August 31, 2014	August 31, 2013
	(In thousands)
Net Sales
Industrial Segment	$773,886	$731,226
Consumer Segment	430,010	433,448

Consolidated	$1,203,896	$1,164,674

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$102,464	$97,581
Interest (Expense), Net (b)	(2,633)	(2,534)

EBIT (c)	$105,097	$100,115

Consumer Segment
Income Before Income Taxes (a)	$76,669	$82,717
Interest (Expense), Net (b)	(8)	39

EBIT (c)	$76,677	$82,678

Corporate/Other
(Expense) Before Income Taxes (a)	$(31,055)	$(33,082)
Interest (Expense), Net (b)	(12,971)	(14,336)

EBIT (c)	$(18,084)	$(18,746)

Consolidated
Income (Loss) Before Income Taxes (a)	$148,078	$147,216
Interest (Expense), Net (b)	(15,612)	(16,831)

EBIT (c)	$163,690	$164,047

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (GAAP) in the United States, to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
(c)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2014

Net Sales Consolidated net sales increased 3.4% to $1,203.9 million for the quarter ended August 31, 2014 due to organic growth of 2.1%, including a favorable foreign exchange impact of 0.1%, and acquisition growth of 1.3%. Industrial segment net sales for the current quarter were up 5.8% to $773.9 million due to organic growth of 4.5%, including a favorable foreign exchange impact of 0.1%, and acquisition growth of 1.3%. The consumer segment generated net sales of $430.0 million, or a decline of 0.8% in net sales during the current quarter versus the same period a year ago, due to decline in organic sales of 2.0%, including a favorable foreign exchange impact of 0.1%, offset slightly by the growth contributed from acquisitions of 1.2%. The decline in organic sales in the consumer segment resulted from exceptional sales from two consumer-segment product lines in the prior year first quarter, due to a new product launch for one and load-in sales to additional distribution channels for the other, that did not repeat at similar levels this year.

Gross Profit Margin Our consolidated gross profit margin declined to 42.2% of net sales for the first quarter of fiscal 2015 versus a consolidated gross profit margin of 42.9% for the comparable period a year ago, primarily reflecting the unfavorable impact of the mix of product sold during the current quarter versus the same period last year, and to a lesser extent, raw material inflation.

Selling, General and Administrative Expenses (“SG&A”) Our consolidated SG&A expense increased by $11.0 million during the current period versus the last year, but remained flat at 28.8% of net sales for both the current and prior year quarter. The current quarter SG&A expense includes $5.6 million of higher legal and professional expense related to: the SEC and audit committee investigation of timing of the previously disclosed GSA accrual; the proposed SPHC settlement agreement; and our voluntary self-disclosure agreement with the State of Delaware for unclaimed property reviews. During the current quarter, there was also an increase in distribution and freight expense. Warranty expense for the quarter ended August 31, 2014 increased by approximately $2.0 million from the amount recorded during the comparable prior year period, and it is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A was approximately $7.6 million higher during the first quarter of fiscal 2015 versus the comparable prior year period, but lower as a percentage of net sales, reflecting the favorable impact of lower transactional foreign exchange expense and lower legal and professional expense, which more than offset higher warranty and distribution expense versus the comparable prior year period.

Our consumer segment SG&A was approximately $4.1 million higher during the first quarter of fiscal 2015 versus the comparable prior year period, and higher as a percentage of net sales in the first quarter of fiscal 2015 as compared with the same period a year ago. SG&A expense for this segment reflects higher warranty and distribution expense during the current quarter of fiscal 2015 versus the comparable prior year period, partially offset by lower advertising expense.

SG&A expenses in our corporate/other category decreased by $0.7 million during the first quarter of fiscal 2015 to $18.1 million. The higher professional and legal fees discussed above were offset by lower employee benefits expenses, acquisition-related expenses and lower transactional foreign exchange losses during the current quarter versus the same period a year ago.

We recorded total net periodic pension and postretirement benefit costs of $12.1 million and $11.7 million for the first quarter of fiscal 2015 and 2014, respectively. The $0.4 million increase in pension expense was primarily the result of higher service and interest cost of $1.5 million during the first quarter of fiscal 2015 versus the comparable prior year period, offset partially by a favorable impact of $1.1 million due to larger returns on higher plan asset levels. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note 6, “Pension Plans,” for additional information regarding these benefits.

Interest Expense Interest expense was $19.4 million for the first quarter of fiscal 2015 versus $20.7 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first quarter by approximately $0.3 million versus the same period a year ago. Excluding acquisition-related borrowings, lower average borrowings year-over-year decreased interest expense by approximately $0.9 million. Lower interest rates, which averaged 4.75% overall for the first quarter of fiscal 2015 compared with 5.06% for the same period of fiscal 2014, decreased interest expense by approximately $0.7 million during the current quarter versus the same period last year.

Investment (Income), Net Net investment income of $3.8 million during the first quarter of fiscal 2015 compares to net investment income of $3.9 million during the same period last year. Dividend and interest income totaled $1.7 million for the current quarter and $1.8 million for the prior year quarter. Net realized gains on the sales of investments totaled $2.1 million during the first quarter of fiscal 2015, while those gains were $2.2 million during the same period a year ago. There were no impairments recognized on securities that management has determined are other-than-temporary declines in value during the current quarter versus $0.1 million of losses recognized during the prior year period.

Other Expense (Income), Net Other income of $1.8 million for the first quarter of fiscal 2015 compared with other income of $0.4 million for the same period a year ago. Items reflected in this balance include net royalty income of $1.2 million for the current quarter of fiscal 2015 and royalty expense of $0.3 million for the first quarter of fiscal 2014. Also included in this balance is our equity in earnings of unconsolidated affiliates totaling approximately $0.6 million and $0.7 million for the first quarter of fiscal 2015 and 2014, respectively.

Income Before Income Taxes (“IBT”) Our consolidated pretax income for the first quarter of fiscal 2015 of $148.1 million compares with $147.2 million for the same period a year ago.

Our industrial segment had pretax income of $102.5 million, or 13.2% of net sales, for the quarter ended August 31, 2014, versus pretax income of $97.6 million, or 13.3% of net sales, for the same period a year ago. Our consumer segment IBT decreased to $76.7 million, or 17.8% of net sales for the first quarter of fiscal 2015, from the prior year first quarter result of $82.6 million, or 19.1% of net sales. This was driven primarily by the decline in organic net sales for the consumer segment in the first quarter of fiscal 2015 from the comparable prior year period.

Income Tax Rate The effective income tax rate was 29.2% for the three months ended August 31, 2014 compared to an effective income tax rate of 27.4% for the three month ended August 31, 2013. The quarter over quarter increase in the effective income tax rate is primarily due to a non-recurring net tax benefit recorded in the three month period ended August 31, 2013. This net tax benefit was primarily comprised of the benefit associated with recognition of a foreign deferred income tax asset resulting from the merger of certain foreign subsidiaries partially offset by the impact of the enactment of a Canadian tax law change, Canada Bill C-48, Technical Tax Amendments Act, 2012, which was enacted on of June 26, 2013.

Net Income Net income of $104.9 million for the quarter ended August 31, 2014 compares to $106.9 million for the comparable prior year period, which results in a net margin on sales of 8.7% and 9.2%, respectively, for the first quarter of fiscal 2015 and 2014. During the quarter ended August 31, 2014, we had net income from noncontrolling interests of $5.8 million versus $3.8 million during the comparable prior year period. Net income attributable to RPM International Inc. stockholders for the first quarter of fiscal 2015 was $99.1 million, or an adjusted $103.1 million, which compared to $103.1 million for the comparable prior year period.

Diluted earnings per share of common stock for the quarter ended August 31, 2014 of $0.73 compares with diluted earnings per share of common stock of $0.77 for the quarter ended August 31, 2013. Excluding the impact of the convertible note, diluted earnings per share of common stock would have been $0.74 for the quarter ended August 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $125.2 million of cash was used for operating activities during fiscal 2015, compared with $129.5 million during fiscal 2014, resulting in $4.3 million less cash used during the current period versus the same period a year ago.

The net change in cash from operations includes the change in net income, which decreased by $2.1 million during fiscal 2015 versus fiscal 2014. Other items impacting the net change in cash from operations included items adjusting net income for non-cash expenses and income, which increased cash flows by approximately $15.4 million more during fiscal 2015 versus fiscal 2014. Changes in working capital accounts and all other accruals, combined with a payment on a contingency during fiscal 2014, decreased cash flows by $260.4 million and $251.3 million, respectively, during fiscal 2015 versus fiscal 2014.

The change in accounts receivable during fiscal 2015 used cash of $72.3 million versus the $76.5 million of cash used for accounts receivable during fiscal 2014, or approximately $4.2 million less cash used year over year. This resulted from the geographical mix of sales and from the timing of sales and collections on accounts receivable. Days sales outstanding at August 31, 2014 increased to 67.4 days from 63.4 days sales outstanding at August 31, 2013.

Inventory balances used $17.3 million of cash during fiscal 2015, compared with a use of $23.4 million in cash during fiscal 2014, or $6.1 million less cash used year over year. Days of inventory outstanding at August 31, 2014 increased to 81.3 days from 77.4 days of inventory outstanding at August 31, 2013.

The current year-to-date change in accounts payable used $32.4 million more cash during fiscal 2015 compared to fiscal 2014, resulting from a change in the timing of certain payments. Accrued compensation and benefits used approximately $24.9 million more cash during fiscal 2015 versus fiscal 2014, due to higher bonus payments for fiscal 2014 versus fiscal 2013. Other accruals and prepaids, including those for other short-term and long-term items and changes, used $20.7 million more cash during fiscal 2015 versus fiscal 2014, due to changes in the timing of such payments. Lastly, during the prior year period, cash provided from operations was impacted by a payment on a contingency for $61.9 million.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. Capital expenditures of $12.1 million during the first quarter of fiscal 2015 compare with depreciation of $15.0 million. We believe our current production capacity, along with moderate plant modifications or additions will be adequate to meet our immediate needs based on anticipated growth rates. We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand throughout fiscal 2015.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At August 31, 2014, the fair value of our investments in marketable securities totaled $141.1 million, of which investments with a fair value of $42.0 million were in an unrealized loss position. At May 31, 2014, the fair value of our investments in marketable securities totaled $142.9 million, of which investments with a fair value of $35.5 million were in an unrealized loss position. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. Total pretax unrealized losses recorded in accumulated other comprehensive income at August 31, 2014 and May 31, 2014 were $1.4 million and $1.4 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at August 31, 2014 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at August 31, 2014 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general economic and market conditions. If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of August 31, 2014, approximately $198.0 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries. At this time, we continue to believe it is possible that we could repatriate approximately $50.0 million of undistributed foreign earnings in the foreseeable future. Accordingly, the estimated deferred tax impact of this potential repatriation is reflected in our balance sheet. These earnings have been previously subject to U.S. taxation and as such, the estimated net tax impact of such remittance is estimated to be minimal.

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

Financing Activities

As a result of the Specialty Products Holding Corp. (“SPHC”) bankruptcy filing, our access to the cash flows of SPHC and its subsidiaries has been restricted. However, the bankruptcy filing has not resulted in any reductions in our credit ratings by Moody’s Investor Service, Standard & Poor’s or Fitch Ratings. Therefore, we feel this has not adversely impacted our ability to gain access to capital.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $892.7 million at August 31, 2014. Our debt-to-capital ratio was 50.72% at August 31, 2014, compared with 49.4% at May 31, 2014.

2.25% Convertible Senior Notes due 2020

On December 9, 2013, we issued $205 million of 2.25% convertible senior notes due 2020 (the “Convertible Notes”). We will pay interest on the Convertible Notes semi-annually on June 15th and December 15th of each year, and began doing so on June 15, 2014. Net proceeds of approximately $200.1 million from the sale were used to refinance $200 million in principal amount of unsecured senior notes due December 15, 2013, which bear interest at 6.25%.

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

We account for the liability and equity components of the Convertible Notes separately, and in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 3.92%. Contractual interest was $1.1 million for the first quarter of fiscal 2015, and amortization of the debt discount was $0.7 million for the first quarter of fiscal 2015. At August 31, 2014, the remaining period over which the debt discount will be amortized was 6.5 years, the unamortized debt discount was $18.9 million, and the carrying amount of the equity component was $20.7 million.

6.25% Notes due 2013

On December 15, 2013, our $200 million 6.25% senior notes matured. In December 2013, we refinanced this debt with proceeds received from our issuance of $205 million of Convertible Notes.

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

As of August 31, 2014, we were in compliance with all covenants contained in our Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 50.82%, while our interest coverage ratio was 7.96 to 1.

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

Accounts Receivable Securitization Program

On May 9, 2014, we replaced our existing $150.0 million accounts receivable securitization program (which immediately prior to such replacement was assigned from Wells Fargo Bank, National Association to PNC Bank, National Association, as administrative agent) with a new, three-year, $200.0 million accounts receivable securitization facility (the “New Facility”). The New Facility was entered into pursuant to (1) a second amended and restated receivables sale agreement, dated as of May 9, 2014 (the “Sale Agreement”), among certain of our subsidiaries (the “Originators”), and RPM Funding Corporation, a special purpose entity (the “SPE”) whose voting interests are wholly owned by us, and (2) an amended and restated receivables purchase agreement, dated as of May 9, 2014 (the “Purchase Agreement”), among the SPE, certain purchasers from time to time party thereto (the “Purchasers”), and PNC Bank, National Association as administrative agent.

Under the Sale Agreement, the Originators may, during the term thereof, sell specified accounts receivable to the SPE, which may in turn, pursuant to the Purchase Agreement, transfer an undivided interest in such accounts receivable to the Purchasers. Once transferred to the SPE, such receivables are owned in their entirety by the SPE and are not available to satisfy claims of our creditors or creditors of the originating subsidiaries until the obligations owing to the participating banks have been paid in full. We indirectly hold a 100% economic interest in the SPE and will, along with our subsidiaries, receive the economic benefit of the New Facility. The transactions contemplated by the New Facility do not constitute a form of off-balance sheet financing, and will be fully reflected in our financial statements.

The maximum availability under the New Facility is $200.0 million. Availability is further subject to changes in the credit ratings of the Originator’s customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and therefore at certain times we may not be able to fully access the $200.0 million of funding available under the New Facility. The interest rate under the Purchase Agreement is based on the Alternate Base Rate, LIBOR Market Index Rate, one-month LIBOR or LIBOR for a specified tranche period, as selected by the SPE, at its option, plus in each case, a margin of 0.70%. In addition, as set forth in an Amended and Restated Fee Letter, dated May 9, 2014 (the “Fee Letter”), the SPE is obligated to pay a monthly unused commitment fee to the Purchasers based on the daily amount of unused commitments under the Agreement which fee ranges from 0.30% to 0.50% based on usage.

The New Facility contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the New Facility upon the occurrence of certain specified events, including, but not limited to, failure by the SPE to pay interest and other amounts due, defaults on certain indebtedness, certain judgments, change in control, certain events negatively affecting the overall credit quality of transferred accounts receivable, bankruptcy and insolvency events, and failure by us to meet financial tests requiring maintenance of an interest coverage ratio, if applicable. If we do not maintain an investment grade public debt rating with at least two specified rating agencies, we must comply with the interest coverage ratio which requires us not to permit the ratio, calculated at the end of each fiscal quarter for the four fiscal quarters then ended, of EBITDA, as defined in the New Facility, for such period to interest expense for such period, to be less than 3.5:1. This financial test, to the extent applicable, is substantively identical to a similar covenant already contained in our revolving credit facility. As of August 31, 2014, there was approximately $50.0 million in outstanding borrowings under the New Facility.

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

The following table summarizes our financial obligations and their expected maturities at August 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total Contractual Payment Stream	Payments Due In
		2015	2016-17	2018-19	After 2019
	(In thousands)
Long-term debt obligations	$1,478,026	$1,677	$283,519	$248,864	$943,966
Capital lease obligations	1,369	553	526	225	65
Operating lease obligations	210,371	47,493	65,448	33,825	63,605
Other long-term liabilities (1):
Interest payments on long-term debt obligations	341,313	67,499	121,912	101,300	50,602
Contributions to pension and postretirement plans (2)	370,800	60,300	84,300	88,900	137,300

Total	$2,401,879	$177,522	$555,705	$473,114	$1,195,538

(1)	Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $20.2 million at August 31, 2014. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.
(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume the required minimum contribution will be contributed.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings, other than the minimum operating lease commitments included in the above Contractual Obligations table. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in, or relationships with, any special purpose entities that are not reflected in our financial statements. At the end of fiscal 2010, we deconsolidated our wholly owned subsidiary, SPHC, and its subsidiaries, from our balance sheet and eliminated the results of SPHC’s operations from our operations beginning on May 31, 2010. We account for our investment in SPHC, which had no value at August 31, 2014 and May 31, 2014, under the cost method (refer to Note 3 to the Consolidated Financial Statements).

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) risks related to the adequacy of our contingent liability reserves; (j) risks and uncertainties associated with the SPHC bankruptcy proceedings; and (k) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2014, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2014 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the first quarter of fiscal 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
June 1, 2014 through June 30, 2014	—	$—	—	—
July 1, 2014 through July 31, 2014	101,571	$44.79	—	—
August 1, 2014 through August 31, 2014	3,127	$46.71	—	—

Total — First Quarter	104,698	$44.85	—	—

(1)	All of the shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.‘s Amended and Restated 2004 Omnibus Equity and Incentive Plan.
(2)	Refer to Note 15 of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Settlement Term Sheet, dated July 26, 2014, by and among the Company, Bondex, SPHC, Republic, the Asbestos Claimants’ Committee, counsel for each member of the Asbestos Claimant’s Committee in its individual capacity and on behalf of such member, and Eric Green, in his capacity as the Future Claimants’ Representative, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2014 (File No. 1-14187).

12	Computation of Ratio of Earnings to Fixed Charges. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Russell L. Gordon
Russell L. Gordon
Vice President and
Chief Financial Officer

Dated: October 8, 2014