Form 10-Q
period 2014-11-30
RPM INTERNATIONAL INC/DE/
filed 2015-01-07
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014,

or

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

As of January 5, 2015

133,747,385 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	November 30, 2014	May 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$296,527	$332,868
Trade accounts receivable (less allowances of $26,605 and $27,641, respectively)	806,773	873,946
Inventories	637,932	613,644
Deferred income taxes	20,280	22,281
Prepaid expenses and other current assets	198,301	219,556

Total current assets	1,959,813	2,062,295

Property, Plant and Equipment, at Cost	1,172,307	1,191,676
Allowance for depreciation and amortization	(662,329)	(658,871)

Property, plant and equipment, net	509,978	532,805

Other Assets
Goodwill	1,118,444	1,147,374
Other intangible assets, net of amortization	441,556	459,536
Deferred income taxes, non-current	7,582	7,943
Other	159,880	168,412

Total other assets	1,727,462	1,783,265

Total Assets	$4,197,253	$4,378,365

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$379,874	$525,680
Current portion of long-term debt	151,358	5,662
Accrued compensation and benefits	111,032	173,846
Accrued loss reserves	18,537	27,487
Other accrued liabilities	208,701	204,411

Total current liabilities	869,502	937,086

Long-Term Liabilities
Long-term debt, less current maturities	1,275,875	1,345,965
Other long-term liabilities	411,922	466,659
Deferred income taxes	48,476	50,061

Total long-term liabilities	1,736,273	1,862,685

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01; authorized 300,000 shares; issued 138,725 and outstanding 133,748 as of November 2014; issued 138,039 and outstanding 133,273 as of May 2014	1,337	1,333
Paid-in capital	806,898	790,102
Treasury stock, at cost	(94,354)	(85,400)
Accumulated other comprehensive (loss)	(259,267)	(156,882)
Retained earnings	935,773	833,691

Total RPM International Inc. stockholders’ equity	1,390,387	1,382,844
Noncontrolling Interest	201,091	195,750

Total equity	1,591,478	1,578,594

Total Liabilities and Stockholders’ Equity	$4,197,253	$4,378,365

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
Net Sales	$1,071,128	$1,071,487	$2,275,024	$2,236,161
Cost of Sales	617,185	613,542	1,312,688	1,279,144

Gross Profit	453,943	457,945	962,336	957,017
Selling, General and Administrative Expenses	334,889	343,048	681,414	678,507
Interest Expense	19,404	20,809	38,819	41,534
Investment (Income), Net	(5,058)	(2,005)	(8,861)	(5,899)
Other (Income), Net	(1,042)	(1,491)	(2,864)	(1,925)

Income Before Income Taxes	105,750	97,584	253,828	244,800
Provision for Income Taxes	31,894	29,170	75,133	69,497

Net Income	73,856	68,414	178,695	175,303
Less: Net Income Attributable to Noncontrolling Interests	4,090	4,852	9,850	8,643

Net Income Attributable to RPM International Inc. Stockholders	$69,766	$63,562	$168,845	$166,660

Average Number of Shares of Common Stock Outstanding:
Basic	130,028	129,426	130,061	129,385

Diluted	134,966	130,418	135,000	130,359

Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.52	$0.48	$1.27	$1.26

Diluted	$0.52	$0.48	$1.24	$1.25

Cash Dividends Declared per Share of Common Stock	$0.260	$0.240	$0.500	$0.465

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
Net Income	$73,856	$68,414	$178,695	$175,303
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(91,222)	24,205	(112,488)	10,791
Pension and other postretirement benefit liability adjustments (net of tax of $2,573; $1,379; $4,165; $2,811, respectively)	4,985	2,211	7,914	5,135
Unrealized gain (loss) on securities (net of tax of $(1,276); $2,882; $(1,155); $2,062, respectively)	(2,567)	6,401	(2,491)	4,962
Unrealized gain (loss) on derivatives (net of tax of $75; $(324); $33 and $(278), respectively)	283	(994)	217	(885)

Total other comprehensive (loss) income	(88,521)	31,823	(106,848)	20,003

Total Comprehensive (Loss) Income	(14,665)	100,237	71,847	195,306
Less: Comprehensive Income Attributable to Noncontrolling Interests	3,008	9,507	5,388	17,134

Comprehensive (Loss) Income Attributable to RPM International Inc. Stockholders	$(17,673)	$90,730	$66,459	$178,172

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended November 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$178,695	$175,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,132	29,128
Amortization	16,015	15,776
Reversal of contingent consideration obligations	(18,080)
Deferred income taxes	2,170	(8,500)
Stock-based compensation expense	15,706	9,622
Other	(1,222)	(1,229)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	44,564	21,971
(Increase) in inventory	(41,392)	(44,020)
Decrease (increase) in prepaid expenses and other current and long-term assets	1,306	(750)
(Decrease) in accounts payable	(133,960)	(111,598)
(Decrease) in accrued compensation and benefits	(57,837)	(28,152)
(Decrease) in accrued loss reserves	(8,471)	(5,488)
Increase in other accrued liabilities	37,229	38,304
(Decrease) in contingent payment		(61,894)
Other	(9,599)	(6,641)

Cash Provided By Operating Activities	55,256	21,832

Cash Flows From Investing Activities:
Capital expenditures	(26,498)	(34,603)
Acquisition of businesses, net of cash acquired	(33,355)	(20,827)
Purchase of marketable securities	(14,308)	(33,770)
Proceeds from sales of marketable securities	19,205	19,672
Other	6,515	1,546

Cash (Used For) Investing Activities	(48,441)	(67,982)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	83,312	2,776
Reductions of long-term and short-term debt	(6,501)	(6,071)
Cash dividends	(66,763)	(61,796)
Repurchase of stock	(8,954)	(7,877)
Payments of acquisition-related contingent consideration	(24,750)	(5,000)
Other	1,048	3,670

Cash (Used For) Financing Activities	(22,608)	(74,298)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(20,548)	1,066

Net Change in Cash and Cash Equivalents	(36,341)	(119,382)
Cash and Cash Equivalents at Beginning of Period	332,868	343,554

Cash and Cash Equivalents at End of Period	$296,527	$224,172

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by Generally Accepted Accounting Principles in the U.S. (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and six month periods ended November 30, 2014 and 2013. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2014.

Our business is dependent on external weather factors. Historically, we have experienced strong sales and net income in our first, second and fourth fiscal quarters comprising the three month periods ending August 31, November 30 and May 31, respectively, with weaker performance in our third fiscal quarter (December through February).

NOTE 2 — SPECIALTY PRODUCTS HOLDING CORP. (“SPHC”)

Deconsolidation

Prior to May 31, 2010, Bondex International, Inc. (“Bondex”) and its parent, SPHC, were defendants in various asbestos-related bodily injury lawsuits filed in various state courts. These cases generally sought unspecified damages for asbestos-related diseases based on alleged exposures to asbestos-containing products.

On May 31, 2010, Bondex and SPHC, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to reorganize under chapter 11 of the Bankruptcy Code. SPHC and Bondex took this action in an effort to permanently and comprehensively resolve all pending and future asbestos-related liability claims associated with Bondex and SPHC.

SPHC is our wholly owned subsidiary. In accordance with ASC 810, when a subsidiary becomes subject to the control of a government, court, administrator, or regulator, deconsolidation of that subsidiary is generally required. We therefore deconsolidated SPHC and its subsidiaries from our balance sheet as of May 31, 2010, and eliminated the results of SPHC’s operations from our results of operations beginning on that date. As a result of the chapter 11 reorganization proceedings, we have accounted for our investment in SPHC under the cost method.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had a net receivable from SPHC at May 31, 2010, that we expect may change before the bankruptcy proceedings have been finalized. The potential change relates to our indemnification of an insurer on appeal bonds pertaining to Bondex’s appeal of two asbestos cases that had been underway prior to the bankruptcy filing, neither of which are material in amount. During our fiscal 2012, one of the appeal bonds was satisfied, and during fiscal 2013, the remaining appeal bond was satisfied. Included in the net amount due from SPHC are receivables and payables, which we concluded we have the right to report as a net amount based on several factors, including the fact that all amounts are determinable, the balances are due to and from our subsidiaries, and we have been given reasonable assurance that netting the applicable receivables and payables would remain legally enforceable. We analyzed our net investment in SPHC as of May 31, 2010, which included a review of our advances to SPHC, an assessment of the collectability of our net receivables due from SPHC, and a computation of the gain to be recorded upon deconsolidation based on the carrying amount of our investment in SPHC. In accordance with GAAP, the gain on deconsolidation related to the carrying amount of net assets of SPHC at May 31, 2010, was calculated in accordance with ASC 810-10-40-5, as follows:

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

As a result of the combined analyses of each of the components of our net investment in SPHC, we recorded a net loss of approximately $7.9 million, which was reflected in Other Expense, Net, during the fourth fiscal quarter of the year ended May 31, 2010. No changes have been made to these amounts through November 30, 2014.

Reorganization Proceedings of Certain Subsidiaries

As discussed above, on May 31, 2010, Bondex and SPHC, filed voluntary petitions in the Bankruptcy Court to reorganize under chapter 11 of the Bankruptcy Code. Similarly, Republic Powdered Metals, Inc. (“Republic”) and NMBFiL, Inc. (“NMBFiL”), both of which are indirect wholly-owned subsidiaries of RPM International Inc. (“RPM”), filed to reorganize under chapter 11 Bankruptcy Code in August 2014 to resolve all their pending and future asbestos-related liability claims. Both Republic and NMBFiL remained consolidated subsidiaries of RPM, considering the short-term nature of the bankruptcy and that RPM maintained control of them from a participating rights perspective.

On July 26, 2014, RPM, Bondex, SPHC, Republic and NMBFiL entered into settlement term sheets (the “Term Sheets”) with the representatives of current and future asbestos claimants (the “asbestos claimants”) setting forth the parties’ agreement in principal to resolve all present and future asbestos personal injury claims related to Bondex, SPHC, Republic and NMBFiL. The Term Sheets contemplated the filing of a plan or plans of

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reorganization with the Bankruptcy Court (the “Bankruptcy Plan”), which filing occurred on September 26, 2014. The Bankruptcy Plan was subject to approval of the asbestos claimants as well as the Bankruptcy Court and the U.S. District Court in Delaware.

Subsequent to the end of the current fiscal quarter, the Bankruptcy Plan was confirmed on December 10, 2014 and, effective as of December 23, 2014 (the “Effective Date”), Bondex, SPHC, Republic and NMBFiL emerged from bankruptcy. In accordance with the Bankruptcy Plan, trusts were established under Section 524(g) of the United States Bankruptcy Code (together, the “Trust”) and funded with first installments. Pursuant to the Bankruptcy Plan, the Trust assumed all liability and responsibility for current and future asbestos personal injury claims of Bondex, SPHC, Republic and NMBFiL and such entities will have no further liability or responsibility for, and will (along with affiliates) be permanently protected from such asbestos claims.

The Trust was funded with $450 million in cash and three promissory notes, bearing no interest and maturing on or before the fourth anniversary of the Effective Date (the “Bankruptcy Notes”). A portion of the payments due under the Bankruptcy Notes is secured by a right to the equity of Bondex and the other chapter 11 debtor entities. The Bankruptcy Plan provides for the following contributions to the Trust:

•

On or before the second anniversary of the Effective Date, an additional $102.5 million in cash, RPM stock or a combination thereof (at our discretion in this and all subsequent cases) will be deposited into the Trust;

•	On or before the third anniversary of the Effective Date, an additional $120 million in cash, RPM stock or a combination thereof will be deposited into the Trust; and

•	On or before the fourth anniversary of the Effective Date, a final payment of $125 million in cash, RPM stock or a combination thereof will be deposited into the Trust.

At November 30, 2014, no amounts were accrued for the funding of the Trust, as the Bankruptcy Plan was subject to the approval of the claimants, as well as the Bankruptcy Court and the U.S. District Court. Effective with the filing of the Notice of Entry of Order confirming the Bankruptcy Plan, which required the funding of the Trust, we regained control of SPHC and its subsidiaries, and accordingly, will account for the event as a business combination. As such, financial results of SPHC’s operating subsidiaries, which have not been included in our financial reports since the bankruptcy filing, will be reconsolidated with our results for most of the second half of fiscal 2015 forward.

Further, as a result of the confirmation of the Bankruptcy Plan on December 10, 2014, which provided for additional future contributions to the Trust of $347.5 million, we reassessed our permanent investment assertion under ASC 740-30 regarding a portion of our unremitted foreign earnings, which were previously considered to be indefinitely reinvested outside the U.S. More specifically, in the third quarter of this fiscal year, we concluded that it is possible that $347.5 million of unremitted foreign earnings could be repatriated to the U.S. in the foreseeable future to fund the aforementioned Trust contributions. Consistent with ASC 740-30, a provision for deferred income taxes for the full estimated U.S. tax cost, net of related foreign tax credits, associated with remitting these earnings back to the U.S. will be required. Our preliminary estimate of the deferred income tax liability associated with these future repatriations, which will be recognized in total in the third quarter of this fiscal year, is in the range of $100.0 million to $110.0 million.

The net impact of the items discussed above, and any potential gain or loss associated with the reconsolidation, will be finalized and reported with our results for our fiscal third quarter ending February 28, 2015.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP. The new standard will

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

apply for annual periods beginning after December 15, 2016, including interim periods therein. Early adoption is prohibited. We have not yet determined the effects, if any, adoption of this pronouncement may have on our consolidated financial statements.

NOTE 4 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands)	2014	2013	2014	2013
Interest (income)	$(1,601)	$(1,641)	$(3,005)	$(3,144)
(Gain) on sale of marketable securities	(3,204)	(227)	(5,320)	(2,424)
Other-than-temporary impairment on securities	—	111	—	162
Dividend (income)	(253)	(248)	(536)	(493)

Investment (income), net	$(5,058)	$(2,005)	$(8,861)	$(5,899)

NOTE 5 — OTHER (INCOME), NET

Other (income), net, consists of the following components:

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands)	2014	2013	2014	2013
Royalty (income) expense, net	$(378)	$(709)	$(1,595)	$(391)
(Income) related to unconsolidated equity affiliates	(664)	(782)	(1,269)	(1,534)

Other (income), net	$(1,042)	$(1,491)	$(2,864)	$(1,925)

NOTE 6 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and six month periods ended November 30, 2014 and 2013:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	November 30,		November 30,
Pension Benefits	2014	2013	2014	2013
(In thousands)
Service cost	$7,564	$6,764	$1,231	$1,109
Interest cost	5,002	4,510	1,891	1,799
Expected return on plan assets	(6,034)	(5,191)	(2,296)	(2,096)
Amortization of:
Prior service cost	74	84	10	1
Net actuarial losses recognized	3,472	3,305	536	624

Net Periodic Benefit Cost	$10,078	$9,472	$1,372	$1,437

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	November 30,		November 30,
Postretirement Benefits	2014	2013	2014	2013
(In thousands)
Service cost	$—	$—	$313	$327
Interest cost	66	81	308	317
Amortization of:
Prior service (credit)	(62)	(22)
Net actuarial (gains) losses recognized	(34)	(29)	104	134

Net Periodic Benefit Cost	$(30)	$30	$725	$778

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	November 30,		November 30,
Pension Benefits	2014	2013	2014	2013
(In thousands)
Service cost	$15,128	$13,528	$2,462	$2,218
Interest cost	10,004	9,020	3,782	3,599
Expected return on plan assets	(12,068)	(10,381)	(4,592)	(4,191)
Amortization of:
Prior service cost	148	167	20	2
Net actuarial losses recognized	6,944	6,611	1,072	1,247

Net Periodic Benefit Cost	$20,156	$18,945	$2,744	$2,875

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	November 30,		November 30,
Postretirement Benefits	2014	2013	2014	2013
(In thousands)
Service cost	$—	$—	$626	$654
Interest cost	132	162	616	634
Amortization of:
Prior service (credit)	(124)	(44)	—	—
Net actuarial (gains) losses recognized	(68)	(58)	208	267

Net Periodic Benefit Cost	$(60)	$60	$1,450	$1,555

We previously disclosed in our financial statements for the fiscal year ended May 31, 2014 that we expected to contribute approximately $53.1 million to our retirement plans in the U.S. and approximately $6.3 million to plans outside the U.S. during the current fiscal year. As of November 30, 2014, this has not changed.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — INCOME TAXES

The effective income tax expense rate was 30.2% for the three months ended November 30, 2014 compared to an effective income tax expense rate of 29.9% for the three months ended November 30, 2013. The effective income tax expense rate was 29.6% for the six months ended November 30, 2014 compared to an effective income tax expense rate of 28.4% for the same period a year ago.

The effective tax rate for the three and six month periods ended November 30, 2014 reflects variances from the 35% federal statutory rate primarily due to the lower effective tax rate of certain of our foreign subsidiaries and the benefit of the domestic manufacturing deduction. These favorable variances from the statutory rate were partially offset by the impact of state and local income taxes.

The effective tax rate for three and six month periods ended November 30, 2013 reflects variances from the 35% federal statutory rate primarily due to the lower effective tax rate of certain of our foreign subsidiaries and the benefit of the domestic manufacturing deduction. These favorable variances were partially offset by the impact of state and local income taxes and the net impact of valuation allowances associated with certain foreign net operating losses. Additionally, the effective tax rate for the six month period includes a discrete benefit related to the recognition of a foreign deferred income tax asset resulting from the merger of certain foreign subsidiaries. This one-time benefit was partially offset by the discrete impact of the enactment of a Canadian tax law change, Canada Bill C-48, Technical Tax Amendments Act, 2012, which was enacted on June 26, 2013.

As of November 30, 2014 we had unrecognized tax benefits of approximately $14.8 million, of which approximately $14.1 million would impact the effective tax rate, if recognized. We recognize interest and penalties related to unrecognized benefits in income tax expense. As of November 30, 2014 the accrual for interest and penalties was approximately $4.7 million. Unrecognized tax benefits, including interest and penalties, have been classified as other long-term liabilities unless expected to be paid in one year. We do not anticipate changes to the total unrecognized tax benefits within the next 12 months.

We, or our subsidiaries, file income tax returns in the U.S. and in various states, local and foreign jurisdictions. The Internal Revenue Service is performing a limited scope examination of fiscal year 2012 and has informed us that they may perform a limited scope examination of fiscal year 2013. In addition, with limited exceptions, we, or our subsidiaries, are generally subject to state, local and non-U.S. income tax examinations by tax authorities for the fiscal years 2008 through 2014.

We are currently under examination, or have been notified of a planned income tax examination, for various state, local and non-U.S. jurisdictions. Although it is possible that certain income tax examinations could be resolved during the next twelve months, the timing and outcomes are uncertain.

As of November 30, 2014, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the valuation allowances recorded at November 30, 2014 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings or additional foreign source income) exists to support their reversal. These valuation allowances relate to U.S. foreign tax credit carryforwards, capital loss carryforwards, unrealized losses on securities, certain foreign net operating losses and net foreign deferred tax assets.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method, for the three and six month periods ended November 30, 2014 and 2013:

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$69,766	$63,562	$168,845	$166,660
Less: Allocation of earnings and dividends to participating securities	(1,602)	(1,379)	(3,673)	(3,521)

Net income available to common shareholders — basic	68,164	62,183	165,172	163,139
Add: Undistributed earnings reallocated to unvested shareholders	6	6	18	17
Add: Income effect of contingently issuable shares	1,340		2,679

Net income available to common shareholders — diluted	$69,510	$62,189	$167,869	$163,156

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	130,028	129,426	130,061	129,385
Average diluted options	1,063	992	1,064	974
Additional shares issuable assuming conversion of convertible securities	3,875		3,875

Total shares for diluted earnings per share (1), (2)	134,966	130,418	135,000	130,359

Earnings Per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.52	$0.48	$1.27	$1.26

Diluted Earnings Per Share of Common Stock	$0.52	$0.48	$1.24	$1.25

(1)	For the three month periods ended November 30, 2014 and 2013, respectively, approximately 3.2 million shares and 3.1 million shares of stock granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.
(2)	For the six month periods ended November 30, 2014 and 2013, respectively, approximately 3.0 million shares and 2.9 million shares of stock granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

NOTE 9 — INVENTORIES

Inventories were composed of the following major classes:

	November 30, 2014	May 31, 2014
(In thousands)
Raw material and supplies	$206,851	$213,981
Finished goods	431,081	399,663

Total Inventory	$637,932	$613,644

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — MARKETABLE SECURITIES

The following tables summarize marketable securities held at November 30, 2014 and May 31, 2014 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
November 30, 2014
Equity securities:
Stocks — foreign	$1,829	$297	$(27)	$2,099
Stocks — domestic	27,810	7,751	(76)	35,485
Mutual funds — foreign	31,523	2,321	—	33,844
Mutual funds — domestic	43,575	487	(1,578)	42,484

Total equity securities	104,737	10,856	(1,681)	113,912
Fixed maturity:
U.S. treasury and other government	19,615	136	(231)	19,520
Corporate bonds	1,399	202	(4)	1,597
Foreign bonds	38	1	—	39
Mortgage-backed securities	83	52	—	135

Total fixed maturity securities	21,135	391	(235)	21,291

Total	$125,872	$11,247	$(1,916)	$135,203

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2014
Equity securities:
Stocks — foreign	$984	$669	$(20)	$1,633
Stocks — domestic	31,071	8,965	(132)	39,904
Mutual funds — foreign	30,541	2,799	—	33,340
Mutual funds — domestic	44,242	1,790	(1,109)	44,923

Total equity securities	106,838	14,223	(1,261)	119,800
Fixed maturity:
U.S. treasury and other government	21,156	152	(164)	21,144
Corporate bonds	1,544	212	—	1,756
Foreign bonds	37	3	—	40
Mortgage-backed securities	85	55	—	140

Total fixed maturity securities	22,822	422	(164)	23,080

Total	$129,660	$14,645	$(1,425)	$142,880

Marketable securities, included in other current and long-term assets totaling $67.0 million and $68.2 million at November 30, 2014, respectively, and included in other current and long-term assets totaling $71.9 million and $71.0 million at May 31, 2014, respectively, are composed of available-for-sale securities and are reported at fair

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value. We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

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

Gross gains realized on sales of investments were $3.2 million and $0.2 million for the quarters ended November 30, 2014 and 2013, respectively. During the three months ended November 30, 2013, we recognized losses of approximately $0.1 million for securities deemed to have other-than-temporary impairments, while we recognized no such losses during the second quarter of fiscal 2015. These amounts are included in investment (income), net in the Consolidated Statements of Income.

Gross gains realized on sales of investments were $5.3 million and $2.4 million for the six months ended November 30, 2014 and 2013, respectively. During the first half of fiscal 2014, we recognized losses of approximately $0.2 million for securities deemed to have other-than-temporary impairments, while we recognized no such losses during the first half of fiscal 2015.

Summarized below are the securities we held at November 30, 2014 and May 31, 2014 that were in an unrealized loss position and that were included in accumulated other comprehensive income, aggregated by the length of time the investments had been in that position:

	November 30, 2014		May 31, 2014
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$39,525	$(1,916)	$35,465	$(1,425)
Unrealized losses with a loss position for less than 12 months	10,036	(432)	16,611	(845)
Unrealized losses with a loss position for more than 12 months	29,489	(1,484)	18,854	(580)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. The unrealized losses generally relate to investments whose fair values at November 30, 2014 were less than 15% below their original cost. From time to time, we may experience significant volatility in general economic and market conditions. If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net carrying values of debt securities at November 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$3,184	$3,179
One year through five years	13,923	13,826
Six years through ten years	2,715	2,768
After ten years	1,313	1,518

	$21,135	$21,291

NOTE 11 — FAIR VALUE MEASUREMENTS

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at November 30, 2014
U.S. Treasury and other government	$—	$19,520	$—	$19,520
Foreign bonds		39		39
Mortgage-backed securities		135		135
Corporate bonds		1,597		1,597
Stocks — foreign	2,099			2,099
Stocks — domestic	35,485			35,485
Mutual funds — foreign		33,844		33,844
Mutual funds — domestic		42,484		42,484
Foreign currency forward contract		(2,877)		(2,877)
Cross-currency swap		(4,538)		(4,538)
Contingent consideration			(38,466)	(38,466)

Total	$37,584	$90,204	$(38,466)	$89,322

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2014
U.S. Treasury and other government	$—	$21,144	$—	$21,144
Foreign bonds		40		40
Mortgage-backed securities		140		140
Corporate bonds		1,756		1,756
Stocks — foreign	1,633			1,633
Stocks — domestic	39,904			39,904
Mutual funds — foreign		33,340		33,340
Mutual funds — domestic		44,923		44,923
Foreign currency forward contract		2,582		2,582
Cross-currency swap		(19,550)		(19,550)
Contingent consideration			(81,296)	(81,296)

Total	$41,537	$84,375	$(81,296)	$44,616

Our marketable securities are primarily composed of available-for-sale securities, and are valued using a market approach. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For most of our financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

Our cross-currency swap is a liability that has a fair value of $4.5 million at November 30, 2014, which was originally designed to fix our interest and principal payments in euros for the life of our unsecured 6.70% senior notes due November 1, 2015, which resulted in an effective euro fixed-rate borrowing of 5.31%. The basis for determining the rates for this swap included three legs at the inception of the agreement: the U.S. dollar (USD)

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fixed rate to a USD floating rate; the euro floating to euro fixed rate; and the dollar to euro basis fixed rate at inception. Therefore, we essentially exchanged fixed payments denominated in USD for fixed payments denominated in euros, paying fixed euros at 5.31% and receiving fixed USD at 6.70%. The ultimate payments are based on the notional principal amounts of $150 million and approximately 125 million euros. There will be an exchange of the notional amounts at maturity. The rates included in this swap are based upon observable market data, but are not quoted market prices, and therefore, the cross-currency swap is considered a Level 2 liability on the fair value hierarchy. Additionally, this cross-currency swap has been designated as a hedging instrument, and is classified as other accrued liabilities in our Consolidated Balance Sheets.

At November 30, 2014, we had a foreign currency forward contract with a fair value of approximately $2.8 million, which is classified in other accrued liabilities in our Consolidated Balance Sheets. At May 31, 2014, we had a foreign currency forward contract with a fair value of approximately $2.6 million, which is classified in other current assets in our Consolidated Balance Sheets. Our foreign currency forward contract, which has not been designated as a hedge, was designed to reduce our exposure to the changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows. The foreign exchange rates included in the forward contract are based upon observable market data, but are not quoted market prices, and therefore, the forward currency forward contract is considered a Level 2 liability on the fair value hierarchy.

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation, which are considered to be Level 3 inputs. During the first half of fiscal 2015, we reversed approximately $18.0 million for contingent earnout targets that were not met, or are not expected to be met, and we paid approximately $24.8 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current period. The reversals are reflected in SG&A in our Consolidated Statements of Income.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At November 30, 2014 and May 31, 2014, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of November 30, 2014 and May 31, 2014 are as follows:

	At November 30, 2014
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$296,527	$296,527
Marketable equity securities	113,912	113,912
Marketable debt securities	21,291	21,291
Long-term debt, including current portion	1,427,233	1,564,972

	At May 31, 2014
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$332,868	$332,868
Marketable equity securities	119,800	119,800
Marketable debt securities	23,080	23,080
Long-term debt, including current portion	1,351,627	1,516,062

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — CONTINGENCIES AND OTHER ACCRUED LOSSES

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

We also offer warranty programs at several of our industrial businesses and have established a product warranty liability. We review this liability for adequacy on a quarterly basis and adjust it as necessary. The primary factors that could affect this liability may include changes in the historical system performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liability represents our best estimate at November 30, 2014, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
	(In thousands)
Beginning Balance	$7,421	$9,842	$14,741	$9,330
Deductions (1)	(5,066)	(7,179)	(19,741)	(11,975)
Provision charged to SG&A expense	6,603	5,916	13,958	11,224

Ending Balance	$8,958	$8,579	$8,958	$8,579

(1)	Primarily claims paid during the year.

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

As previously disclosed, we recorded a $65.1 million accrual during the year ended May 31, 2013 associated with settlement discussions with the DOJ and the GSA Office of Inspector General aimed at resolving an existing investigation. Since first receiving a broad request for documents from the GSA in March 2011, we cooperated with that investigation, which involved our compliance with certain pricing terms and conditions of our GSA

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Multiple Award Schedule contracts under which the roofing division of our Tremco Group sold products and services to the federal government. A substantial majority of the transactions as to which potential compliance issues were raised took place during the period from 2002 to 2008. In August 2013, we entered into a final agreement with the DOJ and the GSA Office of Inspector General regarding this matter. During the year ended May 31, 2014, we paid the GSA Office of Inspector General $61.9 million and made other payments for miscellaneous legal expenses for approximately $1.7 million. We expect to pay approximately $1.5 million more in legal fees and other related costs arising out of this investigation. The accrual for this contingency is classified in other accrued liabilities in our Consolidated Balance Sheets.

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

Complaints are pending against Rust-Oleum seeking to have classes certified and alleging breach of warranty, breach of contract and other claims regarding certain deck coating products of Rust-Oleum. Rust-Oleum plans to vigorously defend these actions, including any attempts at class certification. At this time, we are unable to predict the outcome of these matters or provide any quantification of how the final resolution of these matters may impact our future consolidated financial condition, results of operations or cash flows.

NOTE 13 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three months ended November 30, 2014, we repurchased approximately 45,000 shares of our common stock under this program, for approximately $1.8 million.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three months ended November 30, 2014 and 2013:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at August 31, 2014	$1,436,234	$198,134	$1,634,368
Net income	69,766	4,090	73,856
Other Comprehensive Income:
Foreign currency translation adjustments	(89,462)	(1,760)	(91,222)
Pension and other postretirement benefit liability adjustments, net of tax	4,374	611	4,985
Unrealized (loss) on securities, net of tax	(2,574)	7	(2,567)
Unrealized gain on derivatives, net of tax	223	60	283

Total Other Comprehensive Income, net of tax	(87,439)	(1,082)	(88,521)

Comprehensive Income	(17,673)	3,008	(14,665)
Dividends paid	(34,776)		(34,776)
Other noncontrolling interest activity	51	(51)	—
Shares repurchased	(1,788)		(1,788)
Stock option exercises, net	4,956		4,956
Stock based compensation expense	(3,796)		(3,796)
Restricted awards, net	7,179		7,179

Total Equity at November 30, 2014	$1,390,387	$201,091	$1,591,478

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at August 31, 2013	$1,261,684	$162,043	$1,423,727
Net income	63,562	4,852	68,414
Other Comprehensive Income:
Foreign currency translation adjustments	19,409	4,796	24,205
Pension and other postretirement benefit liability adjustments, net of tax	2,200	11	2,211
Unrealized (loss) gain on securities, net of tax	6,341	60	6,401
Unrealized gain on derivatives, net of tax	(782)	(212)	(994)

Total Other Comprehensive Income, net of tax	27,168	4,655	31,823

Comprehensive Income	90,730	9,507	100,237
Dividends paid	(31,960)		(31,960)
Other noncontrolling interest activity	(88)	88	—
Shares repurchased	(3,201)		(3,201)
Stock option exercises, net	261		261
Stock based compensation expense	773		773
Restricted awards, net	4,023		4,023

Total Equity at November 30, 2013	$1,322,222	$171,638	$1,493,860

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the components of total equity and comprehensive income for the six months ended November 30, 2014 and 2013:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2014	$1,382,844	$195,750	$1,578,594
Net income	168,845	9,850	178,695
Other Comprehensive Income:
Foreign currency translation adjustments	(107,200)	(5,288)	(112,488)
Pension and other postretirement benefit liability adjustments, net of tax	7,134	780	7,914
Unrealized (loss) on securities, net of tax	(2,491)	—	(2,491)
Unrealized gain on derivatives, net of tax	171	46	217

Total Other Comprehensive (Loss), net of tax	(102,386)	(4,462)	(106,848)

Comprehensive Income	66,459	5,388	71,847
Dividends paid	(66,763)		(66,763)
Other noncontrolling interest activity	47	(47)	—
Shares repurchased	(1,788)		(1,788)
Stock option exercises, net	505		505
Stock based compensation expense	1,904		1,904
Restricted awards, net	7,179		7,179

Total Equity at November 30, 2014	$1,390,387	$201,091	$1,591,478

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2013	$1,200,858	$154,075	$1,354,933
Net income	166,660	8,643	175,303
Other Comprehensive Income:
Foreign currency translation adjustments	2,338	8,453	10,791
Pension and other postretirement benefit liability adjustments, net of tax	4,961	174	5,135
Unrealized gain (loss) on securities, net of tax	4,909	53	4,962
Unrealized (loss) on derivatives, net of tax	(696)	(189)	(885)

Total Other Comprehensive Income, net of tax	11,512	8,491	20,003

Comprehensive Income	178,172	17,134	195,306
Dividends paid	(61,796)		(61,796)
Other noncontrolling interest activity	(429)	429	—
Shares repurchased	(6,867)		(6,867)
Stock option exercises, net	2,662		2,662
Stock based compensation expense	1,482		1,482
Restricted awards, net	8,140		8,140

Total Equity at November 30, 2013	$1,322,222	$171,638	$1,493,860

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

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. This reportable segment comprises four separate operating segments — Tremco Group, Tremco illbruck Group, Performance Coatings Group and RPM2-Industrial Group. Products and services within this reportable segment include construction chemicals; roofing systems; weatherproofing and other sealants; polymer flooring; edible coatings and specialty glazes for pharmaceutical, cosmetic and food industries; and other specialty chemicals. Subsequent to the end of the current fiscal quarter, the United States Bankruptcy Court in Delaware and the United States District Court in Delaware confirmed the plan of reorganization for our SPHC subsidiary and related entities. Accordingly, financial results of SPHC’s operating subsidiaries, which have not been included in our financial reports since the bankruptcy filing, will be reconsolidated with our results for most of the second half of fiscal 2015 forward. As a result, we anticipate that SPHC and its subsidiaries will be reflected as an additional operating segment within the industrial reportable segment beginning with our fiscal 2015 third quarter results. Refer to Note 2 for additional details.

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

	Three Months Ended		Six Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
	(In thousands)
Net Sales
Industrial Segment	$718,347	$708,713	$1,492,233	$1,439,939
Consumer Segment	352,781	362,774	782,791	796,222

Consolidated	$1,071,128	$1,071,487	$2,275,024	$2,236,161

Income (Loss) Before Income Taxes
Industrial Segment	$77,109	$81,394	$179,573	$178,975
Consumer Segment	61,562	51,720	138,231	134,437
Corporate/Other	(32,921)	(35,530)	(63,976)	(68,612)

Consolidated	$105,750	$97,584	$253,828	$244,800

	November 30, 2014	May 31, 2014
Identifiable Assets
Industrial Segment	$2,343,272	$2,507,257
Consumer Segment	1,700,055	1,648,272
Corporate/Other	153,926	222,836

Consolidated	$4,197,253	$4,378,365

NOTE 16 — SUBSEQUENT EVENTS

Subsequent to the end of the current fiscal quarter, we entered into an $800.0 million unsecured syndicated revolving credit facility (the “New Revolving Credit Facility”), which expires on December 5, 2019. The New Revolving Credit Facility includes sublimits for the issuance of swingline loans, which are comparatively short-term loans used for working capital purposes and letters of credit. The aggregate maximum principal amount of the commitments under the New Revolving Credit Facility may be expanded upon our request, subject to certain conditions, up to $1.0 billion. The New Revolving Credit Facility is available to refinance existing indebtedness, to finance working capital and capital expenditures, to satisfy all or a portion of our obligations relating to the plan of reorganization for our SPHC subsidiary, and for general corporate purposes.

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

Our industrial reportable segment’s products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. This reportable segment comprises four separate operating segments — Tremco Group, tremco illbruck Group, Performance Coatings Group and RPM2-Industrial Group. Products and services within this reportable segment include construction chemicals; roofing systems; weatherproofing and other sealants; polymer flooring; edible coatings and specialty glazes for pharmaceutical, cosmetic and food industries; and other specialty chemicals. Subsequent to the end of the current fiscal quarter, the United States Bankruptcy Court in Delaware and the United States District Court in Delaware confirmed the plan of reorganization for our SPHC subsidiary and related entities. Accordingly, financial results of SPHC’s operating subsidiaries, which have not been included in our financial reports since the bankruptcy filing, will be reconsolidated with our results for most of the second half of fiscal 2015 forward. As a result, we anticipate that SPHC and its subsidiaries will be reflected as an additional operating segment within the industrial reportable segment beginning with our fiscal 2015 third quarter results. Refer to Note 2 for additional details.

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

	Three Months Ended		Six Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
	(In thousands)
Net Sales
Industrial Segment	$718,347	$708,713	$1,492,233	$1,439,939
Consumer Segment	352,781	362,774	782,791	796,222

Consolidated	$1,071,128	$1,071,487	$2,275,024	$2,236,161

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income (Loss) Before Income Taxes (a)	$77,109	$81,394	$179,573	$178,975
Interest (Expense), Net (b)	(1,898)	(2,528)	(4,531)	(5,062)

EBIT (c)	$79,007	$83,922	$184,104	$184,037

Consumer Segment
Income Before Income Taxes (a)	$61,562	$51,720	$138,231	$134,437
Interest (Expense), Net (b)	(4)	26	(12)	65

EBIT (c)	$61,566	$51,694	$138,243	$134,372

Corporate/Other
(Expense) Before Income Taxes (a)	$(32,921)	$(35,530)	$(63,976)	$(68,612)
Interest (Expense), Net (b)	(12,444)	(16,302)	(25,415)	(30,638)

EBIT (c)	$(20,477)	$(19,228)	$(38,561)	$(37,974)

Consolidated
Income (Loss) Before Income Taxes (a)	$105,750	$97,584	$253,828	$244,800
Interest (Expense), Net (b)	(14,346)	(18,804)	(29,958)	(35,635)

EBIT (c)	$120,096	$116,388	$283,786	$280,435

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles (“GAAP”) in the U.S., to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
(c)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2014

Net Sales Consolidated net sales of $1.1 billion for the quarter remained flat versus last year’s second quarter. Growth in sales from acquisitions of 0.9% was offset by an organic decline in sales of 0.9%, including an unfavorable foreign exchange impact of 2.5%. Industrial segment net sales for the current quarter were up 1.4% to $718.3 million due to organic growth of 0.7%, including an unfavorable foreign exchange impact of 3.3%, and acquisition growth of 0.7%. The consumer segment generated net sales of $352.8 million, or a decline of 2.8% in net sales during the current quarter versus the same period a year ago, due to decline in organic sales of 4.2%, including an unfavorable foreign exchange impact of 1.3%, offset slightly by the growth contributed from acquisitions of 1.4%.

Gross Profit Margin Our consolidated gross profit margin declined to 42.4% of net sales for the second quarter of fiscal 2015 versus a consolidated gross profit margin of 42.7% for the comparable period a year ago, primarily reflecting the impact of unfavorable foreign exchange, and the less profitable mix of product sold during the current quarter versus the same period last year.

Selling, General and Administrative Expenses (“SG&A”) Our consolidated SG&A expense decreased by $8.1 million during the current period versus the last year, and declined to 31.3% of net sales from 32.0% of net sales for the prior year quarter. The decline in SG&A expense reflects the current quarter reversal of certain contingent consideration obligations relating to recent acquisitions for approximately $17.0 million. The current quarter SG&A expense includes $2.8 million of higher legal and professional expense related to: the SEC and audit committee investigation of timing of the previously disclosed GSA accrual; the SPHC settlement agreement; and our voluntary self-disclosure agreement with the State of Delaware for unclaimed property reviews. During the current quarter, there was also higher transactional foreign exchange expense and an increase in distribution and freight expense. Warranty expense for the quarter ended November 30, 2014 increased by approximately $0.7 million from the amount recorded during the comparable prior year period, and it is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A was approximately $6.0 million higher during the second quarter of fiscal 2015 versus the comparable prior year period, and higher as a percentage of net sales, reflecting the unfavorable impact of higher transactional foreign exchange expense and higher warranty and distribution expense versus the comparable prior year period.

Our consumer segment SG&A was approximately $15.4 million lower during the second quarter of fiscal 2015 versus the comparable prior year period, which resulted from the current quarter reversal of certain contingent consideration obligations relating to recent acquisitions for approximately $17.0 million. SG&A expense for this segment reflects higher distribution expense and the impact of unfavorable foreign exchange during the current quarter of fiscal 2015 versus the comparable prior year period, partially offset by lower advertising expense.

SG&A expenses in our corporate/other category increased by $1.3 million during the second quarter of fiscal 2015 to $20.5 million. In addition to the higher professional and legal fees discussed above, there was higher equity compensation expense and higher expense relating to our long-term incentive plans. These higher expenses were partially offset by lower healthcare expenses and lower transactional foreign exchange losses during the current quarter versus the same period a year ago.

We recorded total net periodic pension and postretirement benefit costs of $12.1 million and $11.7 million for the second quarter of fiscal 2015 and 2014, respectively. The $0.4 million increase in pension expense was primarily the result of higher service and interest cost of $1.5 million during the second quarter of fiscal 2015 versus the comparable prior year period, offset partially by a favorable impact of $1.1 million due to larger returns on higher plan asset levels. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note 6, “Pension Plans,” for additional information regarding these benefits.

Interest Expense Interest expense was $19.4 million for the second quarter of fiscal 2015 versus $20.8 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s second quarter by approximately $0.3 million versus the same period a year ago. Excluding acquisition-related borrowings, higher average borrowings year-over-year increased interest expense by approximately $0.1 million. Lower interest rates, which averaged 4.69% overall for the second quarter of fiscal 2015 compared with 5.22% for the same period of fiscal 2014, decreased interest expense by approximately $1.8 million during the current quarter versus the same period last year.

Investment (Income), Net Net investment income of $5.1 million during the second quarter of fiscal 2015 compares to net investment income of $2.0 million during the same period last year. Dividend and interest income totaled $1.9 million for the current and prior year quarter. Net realized gains on the sales of investments totaled $3.2 million during the second quarter of fiscal 2015, while those gains were $0.2 million during the same period a year ago. There were no impairments recognized on securities that management has determined are other-than-temporary declines in value during the current quarter versus $0.1 million of losses recognized during the prior year period.

Other Expense (Income), Net Other income of $1.1 million for the second quarter of fiscal 2015 compared with other income of $1.5 million for the same period a year ago. Items reflected in this balance include net royalty income of $0.4 million for the current quarter of fiscal 2015 and royalty income of $0.7 million for the second quarter of fiscal 2014. Also included in this balance is our equity in earnings of unconsolidated affiliates totaling approximately $0.7 million and $0.8 million for the second quarter of fiscal 2015 and 2014, respectively.

Income Before Income Taxes (“IBT”) Our consolidated pretax income for the second quarter of fiscal 2015 of $105.8 million compares with $97.6 million for the same period a year ago.

Our industrial segment had pretax income of $77.1 million, or 10.7% of net sales, for the quarter ended November 30, 2014, versus pretax income of $81.4 million, or 11.5% of net sales, for the same period a year ago. Our consumer segment IBT increased to $61.6 million, or 17.5% of net sales for the second quarter of fiscal 2015, from the prior year second quarter result of $51.7 million, or 14.3% of net sales. This was driven by the reversal of the contingent consideration obligation for approximately $17.0 million during the current quarter.

Income Tax Rate The effective income tax rate was 30.2% for the three months ended November 30, 2014 compared to an effective income tax rate of 29.9% for the three month ended November 30, 2013. The quarter over quarter increase in the effective income tax rate reflects the expiration of the research and development tax credit and the impact of other non-deductible items.

Net Income Net income of $73.9 million for the quarter ended November 30, 2014 compares to $68.4 million for the comparable prior year period, which results in a net margin on sales of 6.9% and 6.4%, respectively, for the second quarter of fiscal 2015 and 2014. During the quarter ended November 30, 2014, we had net income from noncontrolling interests of $4.1 million versus $4.8 million during the comparable prior year period. Net income attributable to RPM International Inc. stockholders for the second quarter of fiscal 2015 was $69.8 million, which compared to $63.6 million for the comparable prior year period.

Diluted earnings per share of common stock for the quarter ended November 30, 2014 of $0.52 compares with diluted earnings per share of common stock of $0.48 for the quarter ended November 30, 2013. Diluted earnings per share of common stock for the current quarter reflects dilution of $0.01 per share attributable to the convertible bond.

Six Months Ended November 30, 2014

Net Sales Consolidated net sales increased 1.7% to $2.3 billion for the six months ended November 30, 2014 due to organic growth of 0.6%, including unfavorable foreign exchange of 1.2%, and acquisition growth of 1.1%.

Industrial segment net sales for the first six months of fiscal 2015 were up 3.6% to $1.5 billion due to organic growth of 2.6%, including an unfavorable foreign exchange impact of 1.6%, and acquisition growth of 1.0%. The consumer segment generated net sales of $782.8 million, or a decline in net sales of 1.7% during this year’s first six months versus the same period a year ago, due to an organic decline in sales of 3.0%, including an unfavorable foreign exchange impact of 0.5%, and acquisition growth of 1.3%.

Gross Profit Margin Our consolidated gross profit margin decreased to 42.3% of net sales for the first six months of fiscal 2015 versus a consolidated gross profit margin of 42.8% for the comparable period a year ago, reflecting the impact of an unfavorable mix of product sales during the current period versus the same period a year ago. Also reflected in the gross profit margin decline was the impact of unfavorable foreign exchange and certain higher raw material costs.

SG&A Our consolidated SG&A increased by $2.9 million, but decreased to 30.0% of net sales for the first six months of fiscal 2015 compared with 30.4% of net sales for the same period a year ago. The current period SG&A expense includes the reversal of certain contingent consideration obligations relating to recent acquisitions for approximately $18.1 million. The current period SG&A expense also includes $8.4 million of higher legal and professional expense related to: the SEC and audit committee investigation of timing of the previously disclosed GSA accrual; the proposed SPHC settlement agreement; and our voluntary self-disclosure agreement with the State of Delaware for unclaimed property reviews. The current period expense also includes higher distribution expense and lower transactional foreign exchange expense. Warranty expense for the six months ended November 30, 2014 also increased by approximately $2.7 million from the amount recorded during the comparable prior year period, and it is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A was approximately $13.6 million higher during the first six months of fiscal 2015 versus the comparable prior year period, but slightly lower as a percentage of net sales, reflecting this segment’s current period growth in organic sales of 2.6%. Industrial segment results for the first six months of fiscal 2015 reflect the impact of higher distribution expense and warranty expense, partially offset by lower transactional foreign exchange expense.

Our consumer segment SG&A was approximately $11.2 million lower during the first six months of fiscal 2015 versus the comparable prior year period, which reflects the current period reversal of certain contingent consideration obligations approximating $18.1 million. Also reflected in the current period SG&A expense is the impact of this segment’s 3.0% decline in organic net sales over the prior year period, as well as the impact of higher expense from additional sales and marketing personnel and higher distribution expense.

SG&A expenses in our corporate/other category increased by $0.6 million during the first six months of fiscal 2015 to $38.6 million from $38.0 million during the comparable prior year period. The increase in SG&A expense reflects the combination of higher expense from equity compensation and long-term incentive plans, as well as higher professional and legal services expense.

We recorded total net periodic pension and postretirement benefit costs of $24.2 million and $23.4 million for the first six months of fiscal 2015 and 2014, respectively. The $0.8 million increase in pension expense was primarily the result of higher service and interest cost of $3.0 million during the first six months of fiscal 2015 versus the comparable prior year period, offset partially by a favorable impact of $2.2 million due to larger returns on higher plan asset levels. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Interest Expense Interest expense was $38.8 million for the first six months of fiscal 2015 versus $41.5 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first six months by approximately $0.5 million versus the same period a year ago.

Excluding acquisition-related borrowings, lower average borrowings year-over-year decreased interest expense by approximately $0.6 million. Lower interest rates, which averaged 4.72% overall for the first six months of fiscal 2015 compared with 5.14% for the same period of fiscal 2014, decreased interest expense by approximately $2.6 million during the current six-month period versus the same period last year.

Investment Expense (Income), Net Net investment income of $8.9 million during this year’s first six months compares to net investment income of $5.9 million for the same period a year ago. Dividend and interest income totaled $3.6 million during the first six months of fiscal 2015 and 2014. Net realized gains on the sales of investments resulted in a net gain of $5.3 million for this year’s first six months versus a net gain of $2.4 million for the same period during fiscal 2014. Impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.1 million for the first six months of fiscal 2014, versus no impairments during the current fiscal year.

Other (Income), Net Other income of $2.9 million for the first six months of fiscal 2015 compared with other expense of $1.9 million for the same period a year ago. Reflected in this balance is net royalty income, which approximated $1.6 million and $0.4 million for the first six months of fiscal 2015 and fiscal 2014, respectively. Also reflected in other income is our equity in earnings of unconsolidated affiliates, which totaled approximately $1.3 million and $1.5 million for the first six months of fiscal 2015 and 2014, respectively.

IBT Our consolidated pretax income for this year’s first six months of $253.8 million compares with pretax income of $244.8 million for the same period last year, resulting in a pretax profit margin on net sales of 11.2% for the current period versus a pretax profit margin on net sales of 10.9% a year ago.

Our industrial segment had IBT of $179.6 million, for a profit margin on net sales of 12.0% for this year’s first six months, versus IBT of $179.0 million, for a profit margin on net sales of 12.4%, for the same period last year. Our consumer segment IBT increased to $138.2 million, or 17.7% of net sales for the period, from last year’s first six months’ IBT of $134.5 million, or 16.9% of net sales. The increase in IBT as a percent of sales for the consumer segment resulted primarily from the reversal of certain contingent consideration obligations approximating $18.1 million during the current period versus the same period a year ago.

Income Tax Rate The effective income tax rate was 29.6% for the six months ended November 30, 2014 compared to an effective income tax rate of 28.4% for the six months ended November 30, 2013. The increase in the effective income tax rate is primarily due to a non-recurring net tax benefit recorded in the six month period ended November 30, 2013. The prior period net tax benefit was primarily comprised of the benefit associated with recognition of a foreign deferred income tax asset resulting from the merger of certain foreign subsidiaries partially offset by the impact of the enactment of a Canadian tax law change, Canada Bill C-48, Technical Tax Amendments Act, 2012 , which was enacted as of June 26, 2013.

Net Income Net income of $178.7 million for the first six months of fiscal 2015 compares to net income of $175.3 million for the same period last year. Net income as a percentage of net sales of 7.9% for the current year period compares with an adjusted net margin on sales of 7.8% for the comparable prior year period. During the six months ended November 30, 2014, we had net income from noncontrolling interests of $9.9 million versus $8.6 million during the same period a year ago. Net income attributable to RPM International Inc. stockholders was $168.8 million for the six months ended November 30, 2014, versus $166.7 million for the same period a year ago.

Diluted earnings per share of common stock for the first six months of fiscal 2015 of $1.24 compares with $1.25 for the same period last year. Diluted earnings per share of common stock for the current six-month period reflects dilution of $0.02 per share attributable to the convertible bond.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $55.3 million of cash was provided by operating activities during the first half of fiscal 2015, compared with $21.8 million of cash that was provided during the first half of fiscal 2014, resulting in $33.5 million more cash provided during the current period versus the same period a year ago.

The net change in cash from operations includes the change in net income, which increased by $3.4 million during the first half of fiscal 2015 versus the same period a year ago. Other items impacting the net change in cash from operations were items adjusting net income for non-cash expenses and income, which included contingent consideration obligation reversals of $18.1 million during the current year period. Changes in working capital accounts and all other accruals, combined with a payment on a contingency during fiscal 2014, decreased cash flows by $168.2 million and $198.3 million, respectively, during the first half of fiscal 2015 versus the same period a year ago.

The change in accounts receivable during the first half of fiscal 2015 provided cash of $44.6 million versus $22.0 million of cash provided by accounts receivable during the same period a year ago, or approximately $22.6 million more cash provided year over year. This resulted from the timing of sales and collections on accounts receivable. Days sales outstanding at November 30, 2014 increased to 64.3 days from 61.2 days sales outstanding at November 30, 2013.

Inventory balances used $41.4 million of cash during the first half of fiscal 2015, compared with a use of $44.0 million in cash during the same period a year ago, or $2.6 million less cash used year over year. This resulted from the timing of purchases by retail customers. Days of inventory outstanding at November 30, 2014 increased to 93.0 days from 87.7 days of inventory outstanding at November 30, 2013.

The current year-to-date change in accounts payable used $22.4 million more cash during the first half of fiscal 2015 compared to fiscal 2014, resulting from a change in the timing of certain payments. Accrued compensation and benefits used approximately $29.7 million more cash during the first half of fiscal 2015 versus fiscal 2014, due to higher bonus payments for fiscal 2014 versus fiscal 2013. Other accruals and prepaids, including those for other short-term and long-term items and changes, provided $1.0 million more cash during the first half of fiscal 2015 versus fiscal 2014, due to changes in the timing of such payments.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. Capital expenditures of $26.5 million during the first half of fiscal 2015 compare with depreciation of $30.1 million. We believe our current production capacity, along with moderate plant modifications or additions will be adequate to meet our immediate needs based on anticipated growth rates. We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand throughout fiscal 2015.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At November 30, 2014, the fair value of our investments in marketable securities totaled $135.2 million, of which investments with a fair value of $39.5 million were in an unrealized loss position. At May 31, 2014, the fair value of our investments in marketable securities totaled $142.9 million, of which investments with a fair value of $35.5 million were in an unrealized loss position. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. Total pretax unrealized losses recorded in accumulated other comprehensive income at November 30, 2014 and May 31, 2014 were $1.9 million and $1.4 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at November 30, 2014 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at November 30, 2014 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general economic and market conditions. If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of November 30, 2014, approximately $243.2 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries. As previously disclosed, we continue to believe it is possible that we may repatriate approximately $50.0 million of undistributed foreign earnings in the foreseeable future. Accordingly, the estimated deferred tax impact of this potential repatriation is reflected in our balance sheet. These earnings have been previously subject to U.S. taxation and as such, the estimated net tax impact of such remittance is estimated to be minimal.

Further, subsequent to November 30, 2014, we concluded that it is possible that $347.5 million of unremitted foreign earnings could be repatriated to the U.S. in the foreseeable future. Consistent with ASC 740-30, a provision for deferred income taxes for the full estimated U.S. tax cost, net of related foreign tax credits, associated with remitting these earnings back to the U.S. will be required. Our preliminary estimate of the deferred income tax liability associated with these future repatriations, which will be recognized in total in the third quarter of the current fiscal year, is in the range of $100.0 million to $110.0 million. See Note 2, “Specialty Products Holding Corp.”, for additional information regarding this potential repatriation.

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

Financing Activities

As a result of the Specialty Products Holding Corp. (“SPHC”) bankruptcy filing, our access to the cash flows of SPHC and its subsidiaries had been restricted. However, subsequent to the end of the current fiscal quarter, the bankruptcy filing was resolved. As a result, we have regained access to the cash flows of SPHC and its subsidiaries beginning with the Effective Date of the Bankruptcy Plan. Refer to Note 2 for further information.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.0 billion at November 30, 2014. Our debt-to-capital ratio was 50.7% at November 30, 2014, compared with 49.4% at May 31, 2014.

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

The Convertible Notes will be convertible under certain circumstances and during certain periods at an initial conversion rate of 18.8905 shares of RPM common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $52.94 per share of common stock), subject to adjustment in certain circumstances. In October 2014, we declared a dividend in excess of $0.24 per share, and consequently, the adjusted conversion rate is now 18.8998. The initial conversion price represents a conversion premium of approximately 37% over the last reported sale price of RPM common stock of $38.64 on December 3, 2013. Prior to June 15, 2020, the Convertible Notes may be converted only upon specified events, and, thereafter, at any time. Upon conversion, the Convertible Notes may be settled, at RPM’s election, in cash, shares of RPM’s common stock, or a combination of cash and shares of RPM’s common stock.

We account for the liability and equity components of the Convertible Notes separately, and in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 3.92%. Contractual interest was $1.2 million and $2.3 million for the second quarter and first half of fiscal 2015, respectively, and amortization of the debt discount was $0.7 million and $1.3 million for the second quarter and first half of fiscal 2015, respectively. At November 30, 2014, the remaining period over which the debt discount will be amortized was 6.25 years, the unamortized debt discount was $18.2 million, and the carrying amount of the equity component was $20.7 million.

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

As of November 30, 2014, we were in compliance with all covenants contained in our Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 50.76%, while our interest coverage ratio was 8.20 to 1. Our available liquidity under our Credit Facility stood at $518.3 million at November 30, 2014.

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

Subsequent to the end of the current fiscal quarter, we entered into an $800.0 million unsecured syndicated revolving credit facility (the “New Revolving Credit Facility”), which expires on December 5, 2019. The New Revolving Credit Facility includes sublimits for the issuance of swingline loans, which are comparatively short-term loans used for working capital purposes and letters of credit. The aggregate maximum principal amount of the commitments under the New Revolving Credit Facility may be expanded upon our request, subject to certain conditions, up to $1.0 billion. The New Revolving Credit Facility is available to refinance existing indebtedness, to finance working capital and capital expenditures, to satisfy all or a portion of our obligations relating to the plan of reorganization for our SPHC subsidiary, and for general corporate purposes.

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

The New Facility contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the New Facility upon the occurrence of certain specified events, including, but not limited to, failure by the SPE to pay interest and other amounts due, defaults on certain indebtedness, certain judgments, change in control, certain events negatively affecting the overall credit quality of transferred accounts receivable, bankruptcy and insolvency events, and failure by us to meet financial tests requiring maintenance of an interest coverage ratio, if applicable. If we do not maintain an investment grade public debt rating with at least two specified rating agencies, we must comply with the interest coverage ratio which requires us not to permit the ratio, calculated at the end of each fiscal quarter for the four fiscal quarters then ended, of EBITDA, as defined in the New Facility, for such period to interest expense for such period, to be less than 3.5:1. This financial test, to the extent applicable, is substantively identical to a similar covenant already contained in our revolving credit facility. As of November 30, 2014, there was $200.0 million in available credit under the New Facility.

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

The following table summarizes our financial obligations and their expected maturities at November 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total Contractual Payment Stream	Payments Due In
		2015	2016-17	2018-19	After 2019
	(In thousands)
Long-term debt obligations	$1,427,233	$151,358	$82,674	$706,398	$486,803
Capital lease obligations	1,310	537	482	258	33
Operating lease obligations	204,230	46,404	64,828	31,993	61,005
Other long-term liabilities (1):
Interest payments on long-term debt obligations	317,542	67,047	117,550	100,152	32,793
Contributions to pension and postretirement plans (2)	370,800	60,300	84,300	88,900	137,300

Total	$2,321,115	$325,646	$349,834	$927,701	$717,934

(1)	Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $18.7 million at November 30, 2014. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.
(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume the required minimum contribution will be contributed.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings, other than the minimum operating lease commitments included in the above Contractual Obligations table. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in, or relationships with, any special purpose entities that are not reflected in our financial statements. At the end of fiscal 2010, we deconsolidated our wholly owned subsidiary, SPHC, and its subsidiaries, from our balance sheet and eliminated the results of SPHC’s operations from our operations beginning on May 31, 2010. We account for our investment in SPHC, which had no value at November 30, 2014 and May 31, 2014, under the cost method (refer to Note 2 to the Consolidated Financial Statements).

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

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2014 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Asbestos Litigation and the Bankruptcy Filings by SPHC and Bondex

On May 31, 2010, Bondex and its parent, SPHC, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware to reorganize under chapter 11 of the Bankruptcy Code. Subsequent to the end of the current fiscal quarter, the Bankruptcy Plan was confirmed on December 10, 2014 and, effective as of December 23, 2014, Bondex, SPHC, Republic and NMBFiL emerged from bankruptcy. For information regarding asbestos litigation involving SPHC and Bondex, see Note 2 to the Consolidated Financial Statements.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the second quarter of fiscal 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
September 1, 2014 through September 30, 2014	—	$—	—	—
October 1, 2014 through October 31, 2014	99,444	$42.64	—	—
November 1, 2014 through November 30, 2014	388	$47.62	—	—

Total — Second Quarter	99,832	$42.66	—	—

(1)	All of the shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.’s Amended and Restated 2004 Omnibus Equity and Incentive Plan, with the exception of 44,806 shares of common stock which were acquired under our Share Repurchase Program. Refer to Note 13.
(2)	Refer to Note 13 of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	RPM International Inc. 2014 Omnibus Equity and Incentive Plan, which is incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on August 26, 2014 (File No. 1-14187)

12	Computation of Ratio of Earnings to Fixed Charges. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Russell L. Gordon
Russell L. Gordon
Vice President and
Chief Financial Officer

Dated: January 7, 2015