Form 10-Q
period 2015-02-28
RPM INTERNATIONAL INC/DE/
filed 2015-04-08
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015,

or

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

As of April 3, 2015

133,221,507 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 28, 2015	May 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$220,390	$332,868
Trade accounts receivable (less allowances of $25,975 and $27,641, respectively)	797,151	873,946
Inventories	724,116	613,644
Deferred income taxes	32,258	22,281
Prepaid expenses and other current assets	262,522	219,556

Total current assets	2,036,437	2,062,295

Property, Plant and Equipment, at Cost	1,224,640	1,191,676
Allowance for depreciation and amortization	(656,328)	(658,871)

Property, plant and equipment, net	568,312	532,805

Other Assets
Goodwill	1,201,112	1,147,374
Other intangible assets, net of amortization	603,398	459,536
Deferred income taxes, non-current	6,819	7,943
Other	155,125	168,412

Total other assets	1,966,454	1,783,265

Total Assets	$4,571,203	$4,378,365

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$379,975	$525,680
Current portion of long-term debt	151,531	5,662
Accrued compensation and benefits	117,773	173,846
Accrued loss reserves	21,808	27,487
Other accrued liabilities	191,813	204,411

Total current liabilities	862,900	937,086

Long-Term Liabilities
Long-term debt, less current maturities	1,716,580	1,345,965
Other long-term liabilities	706,915	466,659
Deferred income taxes	51,015	50,061

Total long-term liabilities	2,474,510	1,862,685

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01; authorized 300,000 shares; issued 138,788 and outstanding 133,236 as of February 2015; issued 138,039 and outstanding 133,273 as of May 2014	1,332	1,333
Paid-in capital	852,559	790,102
Treasury stock, at cost	(121,312)	(85,400)
Accumulated other comprehensive (loss)	(344,576)	(156,882)
Retained earnings	843,647	833,691

Total RPM International Inc. stockholders’ equity	1,231,650	1,382,844
Noncontrolling Interest	2,143	195,750

Total equity	1,233,793	1,578,594

Total Liabilities and Stockholders’ Equity	$4,571,203	$4,378,365

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
Net Sales	$946,367	$863,410	$3,221,391	$3,099,571
Cost of Sales	566,629	505,384	1,879,317	1,784,528

Gross Profit	379,738	358,026	1,342,074	1,315,043
Selling, General and Administrative Expenses	346,171	322,205	1,027,585	1,000,712
Interest Expense	21,493	19,740	60,312	61,274
Investment (Income), Net	(7,693)	(7,751)	(16,554)	(13,650)
Other (Income), Net	(660)	(1,353)	(3,524)	(3,278)

Income Before Income Taxes	20,427	25,185	274,255	269,985
Provision for Income Taxes	99,379	8,274	174,512	77,771

Net (Loss) Income	(78,952)	16,911	99,743	192,214
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(21,604)	690	(11,754)	9,333

Net (Loss) Income Attributable to RPM International Inc. Stockholders	$(57,348)	$16,221	$111,497	$182,881

Average Number of Shares of Common Stock Outstanding:
Basic	129,795	129,453	130,039	129,407

Diluted	129,795	129,453	134,995	131,569

Earnings (loss) per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$(0.44)	$0.12	$0.84	$1.38

Diluted	$(0.44)	$0.12	$0.84	$1.37

Cash Dividends Declared per Share of Common Stock	$0.260	$0.240	$0.760	$0.705

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
Net (Loss) Income	$(78,952)	$16,911	$99,743	$192,214
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(79,275)	(12,146)	(191,763)	(1,355)
Pension and other postretirement benefit liability adjustments (net of tax of $2,497; $1,993; $6,225; $4,751, respectively)	6,511	3,826	14,425	8,961
Unrealized (loss) gain on securities (net of tax of $(1,560); $(998); $(2,715); $961, respectively)	(3,488)	(2,314)	(5,979)	2,648
Unrealized gain (loss) on derivatives (net of tax of $85; $(159); $119 and $(437), respectively)	420	(484)	637	(1,369)

Total other comprehensive (loss) income	(75,832)	(11,118)	(182,680)	8,885

Total Comprehensive (Loss) Income	(154,784)	5,793	(82,937)	201,099
Less: Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(21,728)	7,241	(16,340)	24,375

Comprehensive (Loss) Income Attributable to RPM International Inc. Stockholders	$(133,056)	$(1,448)	$(66,597)	$176,724

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended February 28,
	2015	2014
Cash Flows From Operating Activities:
Net income	$99,743	$192,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,870	43,706
Amortization	25,961	23,616
Reversal of contingent consideration obligations	(19,180)
Deferred income taxes	93,274	(1,422)
Stock-based compensation expense	22,443	15,541
Other	(1,779)	(2,143)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	72,633	86,480
(Increase) in inventory	(83,257)	(82,572)
Decrease in prepaid expenses and other current and long-term assets	435	3,885
(Decrease) in accounts payable	(147,979)	(145,393)
(Decrease) in accrued compensation and benefits	(53,593)	(23,935)
(Decrease) in accrued loss reserves	(7,579)	(5,804)
Increase in other accrued liabilities	18,801	6,576
(Decrease) in contingent payment		(63,014)
Other	(41,678)	(21,832)

Cash Provided By Operating Activities	24,115	25,903

Cash Flows From Investing Activities:
Capital expenditures	(47,293)	(54,277)
Acquisition of businesses, net of cash acquired	(433,885)	(39,248)
Purchase of marketable securities	(35,033)	(37,909)
Proceeds from sales of marketable securities	41,308	45,306
Other	13,126	6,178

Cash (Used For) Investing Activities	(461,777)	(79,950)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	526,585	262,211
Reductions of long-term and short-term debt	(10,609)	(231,137)
Cash dividends	(101,541)	(93,763)
Repurchase of stock	(35,912)	(9,685)
Payments of acquisition-related contingent consideration	(24,750)	(5,000)
Other	1,969	4,767

Cash Provided By (Used For) Financing Activities	355,742	(72,607)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(30,558)	(899)

Net Change in Cash and Cash Equivalents	(112,478)	(127,553)
Cash and Cash Equivalents at Beginning of Period	332,868	343,554

Cash and Cash Equivalents at End of Period	$220,390	$216,001

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

(Unaudited)

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

Our financial statements include all of our majority-owned subsidiaries, except for certain subsidiaries that were deconsolidated during the period from May 31, 2010 through December 31, 2014. We reconsolidated such subsidiaries as of January 1, 2015 (please refer to Note 2). We account for our investments in less-than-majority-owned joint ventures, for which we have the ability to exercise significant influence, under the equity method. Effects of transactions between related companies are eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by Generally Accepted Accounting Principles in the U.S. (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and nine month periods ended February 28, 2015 and 2014. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2014.

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

SPHC is our wholly owned subsidiary. In accordance with ASC 810, when a subsidiary becomes subject to the control of a government, court, administrator, or regulator, deconsolidation of that subsidiary is generally required. We therefore deconsolidated SPHC and its subsidiaries from our balance sheet as of May 31, 2010, and eliminated the results of SPHC’s operations from our results of operations beginning on that date. As a result of the chapter 11 reorganization proceedings, we accounted for our investment in SPHC under the cost method.

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

In determining the carrying value of any retained noncontrolling investment in SPHC at the date of deconsolidation we considered several factors, including analyses of cash flows combined with various assumptions relating to the future performance of this entity and a discounted value of SPHC’s recorded asbestos-related contingent obligations based on information available to us as of the date of deconsolidation. The discounted cash flow approach relies primarily on Level 3 unobservable inputs, whereby expected future cash flows are discounted using a rate that includes assumptions regarding an entity’s average cost of debt and equity, incorporates expected future cash flows based on internal business plans, and applies certain assumptions about risk and uncertainties due to the bankruptcy filing. Our estimates were based upon assumptions we believed to be reasonable, but which by nature were uncertain and unpredictable. As a result of this analysis, we determined that the carrying value of our retained interest in SPHC approximated zero. Given the significant uncertainty related to the ultimate asbestos obligations, the carrying value remained at zero throughout the bankruptcy process including and up to the date just prior to the reconsolidation of SPHC.

As a result of the combined analyses of each of the components of our net investment in SPHC, we recorded a net loss of approximately $7.9 million, which was reflected in Other Expense, Net, during the fourth fiscal quarter of the year ended May 31, 2010.

Reorganization Proceedings of Certain Subsidiaries

As discussed above, on May 31, 2010, Bondex and SPHC, filed voluntary petitions in the Bankruptcy Court to reorganize under chapter 11 of the Bankruptcy Code. Similarly, Republic Powdered Metals, Inc. (“Republic”) and NMBFiL, Inc. (“NMBFiL”), both of which are indirect wholly-owned subsidiaries of RPM International Inc. (“RPM”), filed to reorganize under chapter 11 of the Bankruptcy Code in August 2014 to resolve all their pending and future asbestos-related liability claims. Both Republic and NMBFiL remained consolidated subsidiaries of RPM, considering the short-term nature of the bankruptcy and that RPM maintained control of them from a participating rights perspective.

On July 26, 2014, RPM, Bondex, SPHC, Republic and NMBFiL entered into settlement term sheets (the “Term Sheets”) with the representatives of current and future asbestos claimants (the “asbestos claimants”) setting forth the parties’ agreement in principal to resolve all present and future asbestos personal injury claims related to Bondex, SPHC, Republic and NMBFiL. The Term Sheets contemplated the filing of a plan or plans of reorganization with the Bankruptcy Court (the “Bankruptcy Plan”), which filing occurred on September 26, 2014. The Bankruptcy Plan was subject to approval of the asbestos claimants as well as the Bankruptcy Court and the U.S. District Court in Delaware.

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

The Trust was funded with $450 million in cash and a promissory note, bearing no interest and maturing on or before the fourth anniversary of the Effective Date (the “Bankruptcy Note”). The net present value of the Bankruptcy Note, or $325.1 million, is classified as other long-term liabilities in our Consolidated Financial Statements at February 28, 2015. Borrowings under our $800.0 million revolving credit facility were used to fund the initial payment of $450 million, which is classified as long-term debt in our Consolidated Balance Sheets. A portion of the payments due under the Bankruptcy Note is secured by a right to the equity of Bondex and the other chapter 11 debtor entities. The Bankruptcy Plan, and Bankruptcy Note, provide for the following additional contributions to the Trust:

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

Total current and future contributions to the Trust are deductible for U.S. income tax purposes.

Effective with the filing of the Notice of Entry of Order confirming the Bankruptcy Plan, which required the funding of the Trust, we regained control of SPHC and its subsidiaries, and accordingly, we have accounted for the event as a business combination. The funding of the Trust represents the total consideration transferred in the transaction, or $772.6 million. The opening balance sheets are based upon closing balances as of December 31, 2014 and results of operations have been included in our consolidated financial statements beginning on January 1, 2015 (the “Accounting Effective Date”) forward, as we concluded that the activity occurring between the date control was obtained (December 23, 2014) and the Accounting Effective Date was not significant.

The fair values of SPHC and its subsidiaries have been determined as of January 1, 2015. Additionally, the fair value of RPM Holdco, of which SPHC owns 21.39% of the outstanding common stock, has been determined in order to account for our increase in ownership of the non-controlling interest as an equity transaction. The total consideration has been allocated on a relative fair value basis between the non-controlling interest in RPM Holdco, or approximately $208.4 million and the net assets of SPHC, or approximately $564.2 million. The difference between the fair value of the non-controlling interest in RPM Holdco and the carrying value of the non-controlling interest was recorded as an equity transaction. The portion of the transaction accounted for as a business combination resulted in preliminary goodwill of $111.7 million and intangible assets of $181.3 million. The acquired intangible assets totaling $181.3 million comprises the following: $121.2 million of customer relationships, $2.0 million of definite-lived tradenames, $55.5 million of indefinite-lived tradenames and $2.6 million of formulas. Income tax assets of $271.7 million were recorded in connection with the deductibility of current and future contributions to the Trust. Additionally, net deferred tax liabilities of $74.5 million were recorded for the excess of the fair value book basis of certain assets over the corresponding tax basis. The preliminary fair values of net tangible assets, intangible assets and the non-controlling interest were based upon preliminary valuations, and our estimates and assumptions are subject to change. While the valuations of consideration transferred and total assets acquired and liabilities assumed are substantially complete,

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurement period adjustments may be recorded in the future as we finalize our fair value estimates. The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired and deferred income taxes. Pro forma financial information has not been included because this acquisition, individually or aggregated with our other fiscal 2015 acquisitions, did not have a material impact on our financial position or results of operations as of and for the three and nine months ended February 28, 2015.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which establishes a comprehensive revenue recognition standard for virtually all industries in GAAP. The new standard will apply for annual periods beginning after December 15, 2016, including interim periods therein. Early adoption is prohibited. We have not yet determined the effects, if any, adoption of this pronouncement may have on our consolidated financial statements.

NOTE 4 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended February 28,		Nine Months Ended February 28,
(In thousands)	2015	2014	2015	2014
Interest (income)	$(3,687)	$(1,780)	$(6,692)	$(4,924)
(Gain) on sale of marketable securities	(3,356)	(4,646)	(8,677)	(7,070)
Other-than-temporary impairment on securities	—	—	—	161
Dividend (income)	(650)	(1,325)	(1,185)	(1,817)

Investment (income), net	$(7,693)	$(7,751)	$(16,554)	$(13,650)

NOTE 5 — OTHER (INCOME), NET

Other (income), net, consists of the following components:

	Three Months Ended February 28,		Nine Months Ended February 28,
(In thousands)	2015	2014	2015	2014
Royalty (income) expense, net	$(130)	$(433)	$(1,725)	$(824)
(Income) related to unconsolidated equity affiliates	(530)	(920)	(1,799)	(2,454)

Other (income), net	$(660)	$(1,353)	$(3,524)	$(3,278)

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and nine month periods ended February 28, 2015 and 2014:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	February 28,		February 28,
Pension Benefits	2015	2014	2015	2014
(In thousands)
Service cost	$7,604	$6,764	$1,231	$1,109
Interest cost	5,046	4,510	1,891	1,799
Expected return on plan assets	(6,102)	(5,190)	(2,296)	(2,096)
Amortization of:
Prior service cost	75	84	10	1
Net actuarial losses recognized	3,502	3,305	536	624

Net Periodic Benefit Cost	$10,125	$9,473	$1,372	$1,437

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	February 28,		February 28,
Postretirement Benefits	2015	2014	2015	2014
(In thousands)
Service cost	$—	$—	$313	$327
Interest cost	66	81	308	317
Amortization of:
Prior service (credit)	(62)	(22)
Net actuarial (gains) losses recognized	(34)	(29)	104	134

Net Periodic Benefit Cost	$(30)	$30	$725	$778

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,		February 28,
Pension Benefits	2015	2014	2015	2014
(In thousands)
Service cost	$22,732	$20,292	$3,693	$3,327
Interest cost	15,050	13,530	5,673	5,398
Expected return on plan assets	(18,170)	(15,571)	(6,888)	(6,287)
Amortization of:
Prior service cost	223	251	30	3
Net actuarial losses recognized	10,446	9,916	1,608	1,871

Net Periodic Benefit Cost	$30,281	$28,418	$4,116	$4,312

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,		February 28,
Postretirement Benefits	2015	2014	2015	2014
(In thousands)
Service cost	$—	$—	$939	$981
Interest cost	198	243	924	951
Amortization of:
Prior service (credit)	(186)	(66)	—	—
Net actuarial (gains) losses recognized	(102)	(87)	312	401

Net Periodic Benefit Cost	$(90)	$90	$2,175	$2,333

We previously disclosed in our financial statements for the fiscal year ended May 31, 2014 that we expected to contribute approximately $53.1 million to our retirement plans in the U.S. and approximately $6.3 million to plans outside the U.S. during the current fiscal year. As of February 28, 2015, we expect to contribute an additional $0.2 million to the DayGlo pension plan for the period from January 1, 2015 through May 31, 2015.

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

NOTE 7 — INCOME TAXES

The income tax provision was $99.4 million for the three months ended February 28, 2015 compared to an income tax provision of $8.3 million for the three months ended February 28, 2014. The income tax provision was $174.5 million for the nine months ended February 28, 2015 compared to an income tax provision of $77.8 million for the same period a year ago.

The income tax provision for the three and nine month periods ended February 28, 2015 reflects variances from the 35% federal statutory rate primarily due to the lower effective income tax rate of certain of our foreign subsidiaries and foreign tax credits generated during the period. These favorable variances from the statutory rate were offset by state local income taxes and the impact of non-deductible business expenses. Additionally, during the three month period we recorded net discrete tax benefits of $13.1 million that are primarily comprised of the reversal of deferred tax asset valuation allowances and adjustments to tax contingency reserves, partially offset by the impact of certain foreign losses not benefitted and the effect of changes year to date in the forecasted annual effective tax rate.

Further, during the quarter ended February 28, 2015, we reviewed our permanent investment assertion under ASC 740-30 regarding a portion of our undistributed foreign earnings, which were previously considered to be indefinitely reinvested outside the U.S. More specifically, during the quarter, we concluded that it is possible that $347.5 million of unremitted foreign earnings could be repatriated to the U.S. in the foreseeable future to fund the aforementioned SPHC Trust contributions. Consistent with ASC 740-30, a provision for deferred income taxes of $106.2 million was recorded which represents our estimate of the future tax cost, net of related foreign tax credits, associated with remitting these earnings back to the U.S.

The income tax provision for three and nine month periods ended February 28, 2014 reflects variances from the 35% federal statutory rate primarily due to the lower effective tax rate of certain of our foreign subsidiaries and

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the benefit of the domestic manufacturing deduction. These favorable variances were partially offset by the impact of state and local income taxes, the net impact of valuation allowances associated with certain foreign net operating losses and during the three month period, a reduction to our reserves for income tax contingencies. Additionally, the income tax provision for the nine month period includes a discrete benefit related to the recognition of a foreign deferred income tax asset resulting from the merger of certain foreign subsidiaries. This one-time benefit was partially offset by the discrete impact of the enactment of a Canadian tax law change, Canada Bill C-48, Technical Tax Amendments Act, 2012, which was enacted on June 26, 2013.

As of February 28, 2015 we had unrecognized tax benefits of $12.9 million, of which $5.4 million would impact the effective tax rate, if recognized. We recognize interest and penalties related to unrecognized benefits in income tax expense. As of February 28, 2015 the net accrual for interest and penalties was $3.8 million. Unrecognized tax benefits, including interest and penalties, have been classified as other long-term liabilities unless expected to be paid in one year. We do not anticipate changes to the total unrecognized tax benefits within the next 12 months.

We, or our subsidiaries, file income tax returns in the U.S. and in various states, local and foreign jurisdictions. The Internal Revenue Service completed a limited scope examination of fiscal year 2012 and no adjustments were proposed. The Internal Revenue Service informed us that they may also perform a limited scope examination of fiscal year 2013. In addition, with limited exceptions, we, or our subsidiaries, are generally subject to state, local and non-U.S. income tax examinations by tax authorities for the fiscal years 2008 through 2014.

We are currently under examination, or have been notified of a planned income tax examination, for various state, local and non-U.S. jurisdictions. Although it is possible that certain income tax examinations could be resolved during the next twelve months, the timing and outcomes are uncertain.

As of February 28, 2015, we have determined, based on the available evidence, that it is uncertain whether we will be able to recognize certain deferred tax assets. Therefore, we intend to maintain the valuation allowances recorded at February 28, 2015 for those deferred tax assets until sufficient positive evidence (for example, cumulative positive foreign earnings) exists to support their reversal. These valuation allowances relate to, capital loss carryforwards, unrealized losses on securities, certain foreign net operating losses and net foreign deferred tax assets.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the treasury method for the three months ended February 28, 2015, and calculated using the two-class method for the other periods presented for fiscal 2015 and 2014:

	Three Months Ended February 28,		Nine Months Ended February 28,
(In thousands, except per share amounts)	2015	2014	2015	2014
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$(57,348)	$16,221	$111,497	$182,881
Less: Allocation of earnings and dividends to participating securities		(299)	(2,347)	(3,897)

Net income available to common shareholders — basic	(57,348)	15,922	109,150	178,984
Add: Undistributed earnings reallocated to unvested shareholders			2	15
Add: Income effect of contingently issuable shares			4,026	1,202

Net income available to common shareholders — diluted	$(57,348)	$15,922	$113,178	$180,201

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	129,795	129,453	130,039	129,407
Average diluted options			1,080	999
Additional shares issuable assuming conversion of convertible securities			3,876	1,163

Total shares for diluted earnings per share (1), (2)	129,795	129,453	134,995	131,569

Earnings Per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$(0.44)	$0.12	$0.84	$1.38

Diluted Earnings Per Share of Common Stock	$(0.44)	$0.12	$0.84	$1.37

(1)	For the three month period ended February 28, 2015, basic weighted-average shares outstanding and basic net income available to common shareholders under the treasury method are used in calculating basic and diluted earnings per share as a result of the reported loss for the period. For the three month period ended February 28, 2014, basic weighted-average shares outstanding and basic net income available to common shareholders are used in calculating diluted earnings per share under the two-class method, as that method resulted in the most dilutive earnings per share.
(2)	For the nine month periods ended February 28, 2015 and 2014, approximately 2,995,000 and 3,019,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS for those periods, as the effect would have been anti-dilutive.

NOTE 9 — INVENTORIES

Inventories were composed of the following major classes:

	February 28, 2015	May 31, 2014
(In thousands)
Raw material and supplies	$240,995	$213,981
Finished goods	483,121	399,663

Total Inventory	$724,116	$613,644

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — MARKETABLE SECURITIES

The following tables summarize marketable securities held at February 28, 2015 and May 31, 2014 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
February 28, 2015
Equity securities:
Stocks — foreign	$1,899	$258	$(24)	$2,133
Stocks — domestic	29,710	5,389	(173)	34,926
Mutual funds — foreign	30,952	1,398	(204)	32,146
Mutual funds — domestic	41,945	124	(2,682)	39,387

Total equity securities	104,506	7,169	(3,083)	108,592
Fixed maturity:
U.S. treasury and other government	19,711	159	(257)	19,613
Corporate bonds	1,265	204	(3)	1,466
Foreign bonds	38	1	—	39
Mortgage-backed securities	82	50	—	132

Total fixed maturity securities	21,096	414	(260)	21,250

Total	$125,602	$7,583	$(3,343)	$129,842

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2014
Equity securities:
Stocks — foreign	$984	$669	$(20)	$1,633
Stocks — domestic	31,071	8,965	(132)	39,904
Mutual funds — foreign	30,541	2,799	—	33,340
Mutual funds — domestic	44,242	1,790	(1,109)	44,923

Total equity securities	106,838	14,223	(1,261)	119,800
Fixed maturity:
U.S. treasury and other government	21,156	152	(164)	21,144
Corporate bonds	1,544	212	—	1,756
Foreign bonds	37	3	—	40
Mortgage-backed securities	85	55	—	140

Total fixed maturity securities	22,822	422	(164)	23,080

Total	$129,660	$14,645	$(1,425)	$142,880

Marketable securities, included in other current and long-term assets totaling $63.7 million and $66.1 million at February 28, 2015, respectively, and included in other current and long-term assets totaling $71.9 million and $71.0 million at May 31, 2014, respectively, are composed of available-for-sale securities and are reported at fair value. We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

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

Gross gains realized on sales of investments were $3.4 million and $4.7 million for the quarters ended February 28, 2015 and 2014, respectively. During the three months ended February 28, 2015 and 2014, there were no securities deemed to have other-than-temporary impairments. These amounts are included in investment (income), net in the Consolidated Statements of Income.

Gross gains realized on sales of investments were $8.7 million and $7.1 million for the nine months ended February 28, 2015 and 2014, respectively. During the first nine months of fiscal 2014, we recognized losses of approximately $0.2 million for securities deemed to have other-than-temporary impairments, while we recognized no such losses during the first nine months of fiscal 2015.

Summarized below are the securities we held at February 28, 2015 and May 31, 2014 that were in an unrealized loss position and that were included in accumulated other comprehensive income, aggregated by the length of time the investments had been in that position:

	February 28, 2015		May 31, 2014
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$55,027	$(3,343)	$35,465	$(1,425)
Unrealized losses with a loss position for less than 12 months	25,927	(938)	16,611	(845)
Unrealized losses with a loss position for more than 12 months	29,100	(2,405)	18,854	(580)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. The unrealized losses generally relate to investments whose fair values at February 28, 2015 were less than 15% below their original cost. From time to time, we may experience significant volatility in general economic and market conditions. If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net carrying values of debt securities at February 28, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$3,000	$2,998
One year through five years	14,221	14,119
Six years through ten years	2,955	3,021
After ten years	920	1,112

	$21,096	$21,250

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at February 28, 2015
U.S. Treasury and other government	$—	$19,613	$—	$19,613
Foreign bonds		39		39
Mortgage-backed securities		132		132
Corporate bonds		1,466		1,466
Stocks — foreign	2,133			2,133
Stocks — domestic	34,926			34,926
Mutual funds — foreign		32,146		32,146
Mutual funds — domestic		39,387		39,387
Foreign currency forward contract		(5,559)		(5,559)
Cross-currency swap		11,622		11,622
Contingent consideration			(37,366)	(37,366)

Total	$37,059	$98,846	$(37,366)	$98,539

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2014
U.S. Treasury and other government	$—	$21,144	$—	$21,144
Foreign bonds		40		40
Mortgage-backed securities		140		140
Corporate bonds		1,756		1,756
Stocks — foreign	1,633			1,633
Stocks — domestic	39,904			39,904
Mutual funds — foreign		33,340		33,340
Mutual funds — domestic		44,923		44,923
Foreign currency forward contract		2,582		2,582
Cross-currency swap		(19,550)		(19,550)
Contingent consideration			(81,296)	(81,296)

Total	$41,537	$84,375	$(81,296)	$44,616

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

Our cross-currency swap is an asset that has a fair value of $11.6 million at February 28, 2015, which was originally designed to fix our interest and principal payments in euros for the life of our unsecured 6.70% senior notes due November 1, 2015, which resulted in an effective euro fixed-rate borrowing of 5.31%. The basis for determining the rates for this swap included three legs at the inception of the agreement: the U.S. dollar (USD)

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fixed rate to a USD floating rate; the euro floating to euro fixed rate; and the dollar to euro basis fixed rate at inception. Therefore, we essentially exchanged fixed payments denominated in USD for fixed payments denominated in euros, paying fixed euros at 5.31% and receiving fixed USD at 6.70%. The ultimate payments are based on the notional principal amounts of $150 million and approximately 125 million euros. There will be an exchange of the notional amounts at maturity. The rates included in this swap are based upon observable market data, but are not quoted market prices, and therefore, the cross-currency swap is considered a Level 2 liability on the fair value hierarchy. Additionally, this cross-currency swap has been designated as a hedging instrument, and is classified as other current assets in our Consolidated Balance Sheets.

At February 28, 2015, we had a foreign currency forward contract with a fair value of approximately $5.6 million, which is classified in other accrued liabilities in our Consolidated Balance Sheets. At May 31, 2014, we had a foreign currency forward contract with a fair value of approximately $2.6 million, which is classified in other current assets in our Consolidated Balance Sheets. Our foreign currency forward contract, which has not been designated as a hedge, was designed to reduce our exposure to the changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows. The foreign exchange rates included in the forward contract are based upon observable market data, but are not quoted market prices, and therefore, the forward currency forward contract is considered a Level 2 liability on the fair value hierarchy.

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation, which are considered to be Level 3 inputs. During fiscal 2015, we reversed approximately $19.0 million for contingent earnout targets that were not met, or are not expected to be met, and we paid approximately $24.8 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current period. The reversals are reflected in SG&A in our Consolidated Statements of Income.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At February 28, 2015 and May 31, 2014, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of February 28, 2015 and May 31, 2014 are as follows:

	At February 28, 2015
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$220,390	$220,390
Marketable equity securities	108,592	108,592
Marketable debt securities	21,250	21,250
Long-term debt, including current portion	1,868,111	1,863,113

	At May 31, 2014
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$332,868	$332,868
Marketable equity securities	119,800	119,800
Marketable debt securities	23,080	23,080
Long-term debt, including current portion	1,351,627	1,516,062

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

We also offer warranty programs at several of our industrial and consumer businesses and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in the performance rate as well as the costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at February 28, 2015, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense.

Also, due to the nature of these businesses, the amount of claims paid can fluctuate from one period to the next. While our warranty liabilities represent our best estimates of our expected losses at any given time, from time-to-time we may revise our estimates based on our experience relating to factors such as weather conditions, specific circumstances surrounding product installations and other factors.

The following table includes the changes in our accrued warranty balances:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
	(In thousands)
Beginning Balance	$8,958	$8,579	$14,741	$9,330
Acquisition of SPHC and subsidiaries	2,978	—	2,978	—
Deductions (1)	(4,128)	(4,584)	(23,869)	(16,559)
Provision charged to SG&A expense	3,907	3,761	17,865	14,985

Ending Balance	$11,715	$7,756	$11,715	$7,756

(1)	Primarily claims paid during the year.

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

As previously disclosed, we recorded a $65.1 million accrual during the year ended May 31, 2013 associated with settlement discussions with the DOJ and the GSA Office of Inspector General aimed at resolving an existing investigation. Since first receiving a broad request for documents from the GSA in March 2011, we cooperated with that investigation, which involved our compliance with certain pricing terms and conditions of our GSA

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Multiple Award Schedule contracts under which the roofing division of our Tremco Group sold products and services to the federal government. A substantial majority of the transactions as to which potential compliance issues were raised took place during the period from 2002 to 2008. In August 2013, we entered into a final agreement with the DOJ and the GSA Office of Inspector General regarding this matter. During the year ended May 31, 2014, we paid the GSA Office of Inspector General $61.9 million and made other payments for miscellaneous legal expenses for approximately $1.7 million. We expect to pay approximately $1.3 million more in legal fees and other related costs arising out of this investigation. The accrual for this contingency is classified in other accrued liabilities in our Consolidated Balance Sheets.

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

NOTE 13 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three months ended February 28, 2015, we repurchased approximately 550,000 shares of our common stock under this program, for approximately $25.8 million.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three months ended February 28, 2015 and 2014:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at November 30, 2014	$1,390,387	$201,091	$1,591,478
Net income	(57,348)	(21,604)	(78,952)
Other Comprehensive Income:
Foreign currency translation adjustments	(79,063)	(212)	(79,275)
Pension and other postretirement benefit liability adjustments, net of tax	6,346	165	6,511
Unrealized (loss) on securities, net of tax	(3,488)	—	(3,488)
Unrealized gain on derivatives, net of tax	497	(77)	420

Total Other Comprehensive Income, net of tax	(75,708)	(124)	(75,832)

Comprehensive Income	(133,056)	(21,728)	(154,784)
Dividends paid	(34,778)		(34,778)
Other noncontrolling interest activity	(47)	47	—
Increase in equity ownership of SPHC	29,366	(177,267)	(147,901)
Shares repurchased	(25,800)		(25,800)
Stock option exercises, net	(984)		(984)
Stock based compensation expense	941		941
Restricted awards, net	5,621		5,621

Total Equity at February 28, 2015	$1,231,650	$2,143	$1,233,793

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at November 30, 2013	$1,322,222	$171,638	$1,493,860
Net income	16,221	690	16,911
Other Comprehensive Income:
Foreign currency translation adjustments	(18,446)	6,300	(12,146)
Pension and other postretirement benefit liability adjustments, net of tax	3,469	357	3,826
Unrealized (loss) gain on securities, net of tax	(2,312)	(2)	(2,314)
Unrealized gain on derivatives, net of tax	(380)	(104)	(484)

Total Other Comprehensive Income, net of tax	(17,669)	6,551	(11,118)

Comprehensive Income	(1,448)	7,241	5,793
Dividends paid	(31,967)		(31,967)
Other noncontrolling interest activity	(832)	832	—
Shares repurchased	(28)		(28)
Stock option exercises, net	(1,640)		(1,640)
Stock based compensation expense	682		682
Restricted awards, net	5,237		5,237
Convertible bond, equity component, net of tax	13,470		13,470
Deferred financing costs, convertible bond	(492)		(492)

Total Equity at February 28, 2014	$1,305,204	$179,711	$1,484,915

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the components of total equity and comprehensive income for the nine months ended February 28, 2015 and 2014:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2014	$1,382,844	$195,750	$1,578,594
Net income	111,497	(11,754)	99,743
Other Comprehensive Income:
Foreign currency translation adjustments	(186,263)	(5,500)	(191,763)
Pension and other postretirement benefit liability adjustments, net of tax	13,480	945	14,425
Unrealized (loss) on securities, net of tax	(5,979)	—	(5,979)
Unrealized gain on derivatives, net of tax	668	(31)	637

Total Other Comprehensive (Loss), net of tax	(178,094)	(4,586)	(182,680)

Comprehensive Income	(66,597)	(16,340)	(82,937)
Dividends paid	(101,541)		(101,541)
Increase in equity ownership of SPHC	29,366	(177,267)	(147,901)
Shares repurchased	(27,588)		(27,588)
Stock option exercises, net	(479)		(479)
Stock based compensation expense	2,845		2,845
Restricted awards, net	12,800		12,800

Total Equity at February 28, 2015	$1,231,650	$2,143	$1,233,793

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2013	$1,200,858	$154,075	$1,354,933
Net income	182,881	9,333	192,214
Other Comprehensive Income:
Foreign currency translation adjustments	(16,108)	14,753	(1,355)
Pension and other postretirement benefit liability adjustments, net of tax	8,430	531	8,961
Unrealized gain (loss) on securities, net of tax	2,597	51	2,648
Unrealized (loss) on derivatives, net of tax	(1,076)	(293)	(1,369)

Total Other Comprehensive Income, net of tax	(6,157)	15,042	8,885

Comprehensive Income	176,724	24,375	201,099
Dividends paid	(93,763)		(93,763)
Other noncontrolling interest activity	(1,261)	1,261	—
Shares repurchased	(6,895)		(6,895)
Stock option exercises, net	1,022		1,022
Stock based compensation expense	2,164		2,164
Restricted awards, net	13,377		13,377
Convertible bond, equity component, net of tax	13,470		13,470
Deferred financing costs, convertible bond	(492)		(492)

Total Equity at February 28, 2014	$1,305,204	$179,711	$1,484,915

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — SEGMENT INFORMATION

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives. We manage our portfolio by organizing our businesses and product lines into two reportable segments: the industrial reportable segment and the consumer reportable segment. Within each reportable segment, we aggregate several operating segments that consist of individual groups of companies and product lines, which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our eight operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief executive officer in determining how to allocate the assets of the company and evaluate performance. These eight operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses.

During the current fiscal quarter, the United States Bankruptcy Court in Delaware and the United States District Court in Delaware confirmed the Bankruptcy Plan for our SPHC subsidiary and related entities. Accordingly, financial results of SPHC’s operating subsidiaries, which have not been included in our financial reports since the bankruptcy filing, have been reconsolidated with our results as of January 1, 2015, and will be included in our results going forward. As a result, SPHC and its subsidiaries is reflected as an additional operating segment within the industrial reportable segment, beginning with our fiscal 2015 third quarter results. Refer to Note 2 for additional details.

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The industrial reportable segment comprises five separate operating segments — Tremco Group, Tremco illbruck Group, Performance Coatings Group, RPM2-Industrial Group and SPHC Group. Products and services within this reportable segment include construction chemicals; roofing systems; weatherproofing and other sealants; polymer flooring; edible coatings and specialty glazes for pharmaceutical, cosmetic and food industries; and other specialty chemicals.

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and other parts of the world. Consumer segment products are primarily sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops, cosmetic companies and through distributors. This reportable segment comprises three operating segments — DAP Group, RPM2-Consumer Group and Rust-Oleum Group. Products within this reportable segment include specialty, hobby and professional paints; nail care enamels; caulks; adhesives; silicone sealants and wood stains.

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

	Three Months Ended		Nine Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
	(In thousands)
Net Sales
Industrial Segment	$619,997	$560,537	$2,112,230	$2,000,476
Consumer Segment	326,370	302,873	1,109,161	1,099,095

Consolidated	$946,367	$863,410	$3,221,391	$3,099,571

Income (Loss) Before Income Taxes
Industrial Segment	$16,558	$20,284	$196,131	$199,259
Consumer Segment	35,049	30,794	173,280	165,231
Corporate/Other	(31,180)	(25,893)	(95,156)	(94,505)

Consolidated	$20,427	$25,185	$274,255	$269,985

	February 28, 2015	May 31, 2014
Identifiable Assets
Industrial Segment	$2,572,244	$2,507,257
Consumer Segment	1,622,420	1,648,272
Corporate/Other	376,539	222,836

Consolidated	$4,571,203	$4,378,365

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements include all of our majority-owned subsidiaries, except for certain subsidiaries that were deconsolidated during the period from May 31, 2010 through December 31, 2014. We reconsolidated such subsidiaries as of January 1, 2015 (please refer to Note 2). Investments in less-than-majority-owned joint ventures for which we have the ability to exercise significant influence over are accounted for under the equity method. Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate these estimates, including those related to our allowances for doubtful accounts; inventories; allowances for recoverable taxes; uncertain tax positions; useful lives of property, plant and equipment; goodwill and other intangible assets; environmental, warranties and other contingent liabilities; income tax valuation allowances; pension plans; and the fair value of financial instruments. We base our estimates on historical experience, our most recent facts, and other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of our assets and liabilities. Actual results, which are shaped by actual market conditions, may differ materially from our estimates.

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

Several of our industrial and consumer businesses offer extended warranty terms and related programs, and thus have established corresponding warranty liabilities. Warranty expense is impacted by variations in local construction practices, installation conditions, and geographic and climate differences. Although we believe that appropriate liabilities have been recorded for our warranty expense, actual results may differ materially from our estimates.

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

BUSINESS SEGMENT INFORMATION

Our business is divided into two reportable segments: the industrial reportable segment and the consumer reportable segment. Within each reportable segment, we aggregate several operating segments that consist of individual groups of companies and product lines, which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our eight operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief executive officer in determining how to allocate the assets of the company and evaluate performance. These eight operating segments are each managed by an operating segment manager who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on income before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”) as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations.

During the current fiscal quarter, the United States Bankruptcy Court in Delaware and the United States District Court in Delaware confirmed the Bankruptcy Plan for our SPHC subsidiary and related entities. Accordingly, financial results of SPHC and its subsidiaries, which have not been included in our financial reports since the bankruptcy filing, have been reconsolidated with our results as of January 1, 2015, and will be included in our results going forward. As a result, SPHC and its subsidiaries is reflected as an additional operating segment within the industrial reportable segment, beginning with our fiscal 2015 third quarter results. Refer to Note 2 for additional details.

Our industrial reportable segment’s products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. This reportable segment comprises five separate operating segments — Tremco Group, tremco illbruck Group, Performance Coatings Group, RPM2-Industrial Group and SPHC Group. Products and services within this reportable segment include construction chemicals; roofing systems; weatherproofing and other sealants; polymer flooring; edible coatings and specialty glazes for pharmaceutical, cosmetic and food industries; and other specialty chemicals.

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer reportable segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and other parts of the world. Our consumer reportable segment’s products are sold throughout North America primarily to mass merchants, home improvement centers, hardware stores, paint stores, craft shops, cosmetic companies and to other smaller customers through distributors. This reportable segment comprises three operating segments — DAP Group, RPM2-Consumer Group and Rust-Oleum Group. Products within this reportable segment include specialty, hobby and professional paints; nail care enamels; caulks; adhesives; silicone sealants and wood stains.

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

	Three Months Ended		Nine Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
	(In thousands)
Net Sales
Industrial Segment	$619,997	$560,537	$2,112,230	$2,000,476
Consumer Segment	326,370	302,873	1,109,161	1,099,095

Consolidated	$946,367	$863,410	$3,221,391	$3,099,571

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income (Loss) Before Income Taxes (a)	$16,558	$20,284	$196,131	$199,259
Interest (Expense), Net (b)	(1,684)	(2,413)	(6,215)	(7,475)

EBIT (c)	$18,242	$22,697	$202,346	$206,734

Consumer Segment
Income Before Income Taxes (a)	$35,049	$30,794	$173,280	$165,231
Interest (Expense), Net (b)	6	25	(6)	90

EBIT (c)	$35,043	$30,769	$173,286	$165,141

Corporate/Other
(Expense) Before Income Taxes (a)	$(31,180)	$(25,893)	$(95,156)	$(94,505)
Interest (Expense), Net (b)	(12,122)	(9,601)	(37,537)	(40,239)

EBIT (c)	$(19,058)	$(16,292)	$(57,619)	$(54,266)

Consolidated
Income (Loss) Before Income Taxes (a)	$20,427	$25,185	$274,255	$269,985
Interest (Expense), Net (b)	(13,800)	(11,989)	(43,758)	(47,624)

EBIT (c)	$34,227	$37,174	$318,013	$317,609

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles (“GAAP”) in the U.S., to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
(c)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended February 28, 2015

Net Sales Consolidated net sales of $946.4 million for the quarter grew by approximately 9.6% from net sales of $863.4 million for last year’s third quarter. During the current quarter, our businesses serving the U.S. commercial construction and U.S. retail markets saw steady improvement in net sales. Organic sales improved 6.7%, while acquisitions added 8.5%. The reconsolidated SPHC businesses, all of which are included with our industrial reportable segment, are included in acquisition growth. Consolidated net sales for the quarter were offset by an unfavorable foreign exchange impact of 5.6%. Industrial segment net sales for the quarter grew by 10.6% to $620.0 million, due to organic growth of 5.5% and also from acquisitions, which added 12.4%. Foreign currency negatively impacted industrial segment sales for the quarter by 7.3%. Consumer segment net sales for the quarter grew by 7.8% to $326.4 million from $302.9 million during last year’s third quarter, reflecting growth in organic net sales of 9.1% and acquisition growth of 1.2%. Foreign currency negatively impacted third quarter net sales for the consumer segment by 2.5%.

Gross Profit Margin Our consolidated gross profit margin declined to 40.1% of net sales for the third quarter of fiscal 2015 from a consolidated gross profit margin of 41.5% for the comparable period a year ago. The decline in margin includes the impact of approximately 0.60% for inventory step-up expense recorded by our recently acquired businesses. The decline also reflects an approximate 0.40% impact from unfavorable estimated foreign exchange. Also reflected is a less profitable mix of product sold, primarily by our industrial segment businesses, during the current quarter versus the same period last year. Lastly, some of our smaller, higher margin niche businesses, such as Kirker, have struggled due to a slowdown in global demand in the current period, negatively impacting our gross margin.

Selling, General and Administrative Expenses (“SG&A”) Our consolidated SG&A expense increased by approximately $24.0 million during the current period versus the last year, and declined to 36.6% of net sales from 37.3% of net sales for the prior year quarter. The current quarter SG&A expense includes $3.8 million of higher legal and professional expense related to the SPHC settlement agreement. SG&A for the current quarter reflects overall added expenses recorded by our recently acquired businesses, mainly our recent reconsolidation of SPHC and its subsidiaries. Also, during the current quarter, there was also higher distribution and freight expense, as well as higher amortization expense attributable to our reconsolidation of SPHC. Warranty expense for the quarter ended February 28, 2015 increased by approximately $0.1 million from the amount recorded during the comparable prior year period, and it is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A was approximately $19.8 million higher during the third quarter of fiscal 2015 versus the comparable prior year period, but lower as a percentage of net sales, reflecting the recent reconsolidation of SPHC and its subsidiaries. Additionally, there was an unfavorable impact of higher sales and marketing compensation expense versus the comparable prior year period, which was partially offset by lower bonus provisions.

Our consumer segment SG&A was approximately $1.4 million higher during the third quarter of fiscal 2015 versus the comparable prior year period, but lower as a percentage of net sales. SG&A expense for this segment reflects higher distribution expense and the impact of unfavorable foreign exchange during the current quarter of fiscal 2015 versus the comparable prior year period, partially offset by lower advertising expense.

SG&A expenses in our corporate/other category increased by $2.8 million during the third quarter of fiscal 2015 to $19.1 million. In addition to the higher professional and legal fees related to the SPHC settlement agreement, there was higher pension expense. These higher expenses were partially offset by lower healthcare expenses during the current quarter versus the same period a year ago.

We recorded total net periodic pension and postretirement benefit costs of $12.2 million and $11.7 million for the third quarter of fiscal 2015 and 2014, respectively. The $0.5 million increase in pension expense was primarily the result of higher service and interest cost of $1.6 million during the third quarter of fiscal 2015 versus the comparable prior year period, offset partially by a favorable impact of $1.1 million due to larger returns on higher plan asset levels. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. See Note 6, “Pension Plans,” for additional information regarding these benefits.

Interest Expense Interest expense was $21.5 million for the third quarter of fiscal 2015 versus $19.7 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s third quarter by approximately $2.9 million versus the same period a year ago. Excluding acquisition-related borrowings, lower average borrowings year-over-year decreased interest expense by approximately $0.8 million. Lower interest rates, which averaged 4.05% overall for the third quarter of fiscal 2015 compared with 5.07% for the same period of fiscal 2014, decreased interest expense by approximately $0.3 million during the current quarter versus the same period last year.

Investment (Income), Net Net investment income of approximately $7.7 million remained flat for the third quarter of fiscal 2015 from the same period last year. Dividend and interest income totaled $4.3 million and $3.1 million for the current and prior year quarter, respectively. Net realized gains on the sales of investments totaled $3.4 million during the third quarter of fiscal 2015, while those gains were $4.6 million during the same period a year ago. There were no impairments recognized on securities that management has determined are other-than-temporary declines in value during either of the quarters presented.

Other Expense (Income), Net Other income of $0.7 million for the third quarter of fiscal 2015 compared with other income of $1.4 million for the same period a year ago. Items reflected in this balance include net royalty income of $0.1 million for the current quarter of fiscal 2015 and royalty income of $0.5 million for the third quarter of fiscal 2014. Also included in this balance is our equity in earnings of unconsolidated affiliates totaling approximately $0.6 million and $0.9 million for the third quarter of fiscal 2015 and 2014, respectively.

Income Before Income Taxes (“IBT”) Our consolidated pretax income for the third quarter of fiscal 2015 of $20.4 million compares with $25.2 million for the same period a year ago.

Our industrial segment had pretax income of $16.6 million, or 2.7% of net sales, for the quarter ended February 28, 2015, versus pretax income of $20.3 million, or 3.6% of net sales, for the same period a year ago. Our consumer segment IBT increased to $35.0 million, or 10.7% of net sales for the third quarter of fiscal 2015, from the prior year third quarter result of $30.8 million, or 10.2% of net sales.

Income Tax Rate The income tax provision was $99.4 million for the three months ended February 28, 2015 compared to an income tax provision of $8.3 million for the three months ended February 28, 2014. The quarter over quarter increase in the income tax provision is primarily a result of a $106.2 million deferred income tax charge for the estimated future tax cost of repatriating undistributed foreign earnings. The impact of that tax charge is partially offset by $13.1 million of discrete tax benefits that are primarily comprised of the reversal of deferred tax asset valuation allowances and net reductions to tax contingency reserves, net of the impact of certain foreign losses not benefitted and the effect of changes year to date in the forecasted annual effective tax rate.

Net Income Net loss of $79.0 million for the quarter ended February 28, 2015 compares to net income of $16.9 million for the comparable prior year period. During the quarter ended February 28, 2015, we had a net loss from noncontrolling interests of $21.7 million versus net income of $0.7 million during the comparable prior year period. Net loss attributable to RPM International Inc. stockholders for the third quarter of fiscal 2015 was $57.3 million, which compared to net income of $16.2 million for the comparable prior year period.

Diluted loss per share of common stock for the quarter ended February 28, 2015 of $0.44 compares with diluted earnings per share of common stock of $0.12 for the quarter ended February 28, 2014.

Nine Months Ended February 28, 2015

Net Sales Consolidated net sales of $3.22 billion for the first nine months of fiscal 2015 grew by approximately 3.9% from net sales of $3.10 billion for the same period last year. Organic sales improved 3.2%, while acquisitions added 3.1%. The reconsolidated SPHC businesses, all of which are included with our industrial reportable segment, are included in acquisition growth. Consolidated net sales for the first nine months of fiscal 2015 were offset by an unfavorable foreign exchange impact of 2.4%. Industrial segment net sales for the current year-to-date period grew by 5.6% to $2.11 billion, due to organic growth of 4.6% and also from acquisitions, which added 4.2%. Foreign currency negatively impacted industrial segment sales for the current nine month period by 3.2%. Consumer segment net sales for the current nine month period grew by 0.9% to $1.11 billion from $1.10 billion during last year’s first nine months, reflecting growth in organic net sales of 0.7% and acquisition growth of 1.3%. Foreign currency negatively impacted year-to-date net sales for the consumer segment by 1.1%.

Gross Profit Margin Our consolidated gross profit margin declined to 41.7% of net sales for the first nine months of fiscal 2015 from a consolidated gross profit margin of 42.4% for the comparable period a year ago. The decline reflects an impact of approximately 0.20% from unfavorable estimated foreign exchange. Also reflected is a less profitable mix of product sold, primarily by our industrial segment businesses, during the current nine month period versus the same period last year. Additionally, some of our smaller, higher margin niche businesses, such as Kirker, have struggled due to a slowdown in global demand in the current period, negatively impacting our gross margin. Lastly, the decline in margin includes the impact of $5.0 million of inventory step-up expense recorded by our recently acquired businesses.

SG&A Our consolidated SG&A increased by $26.9 million, but decreased to 31.9% of net sales for the first nine months of fiscal 2015 compared with 32.3% of net sales for the same period a year ago. The current period SG&A expense includes the reversal of certain contingent consideration obligations relating to recent acquisitions for approximately $19.1 million. The current period SG&A expense also includes $12.4 million of higher legal and professional expense related to: the SEC and audit committee investigation of timing of the previously disclosed GSA accrual; the SPHC settlement agreement; and our voluntary self-disclosure agreement with the State of Delaware for unclaimed property reviews. The current period expense also includes higher employee compensation-related expense, including commissions on higher sales, as well as distribution expenses, rental and lease expense on building and equipment, offset by lower transactional foreign exchange expense. Warranty expense for the nine months ended February 28, 2015 also increased by approximately $2.9 million from the amount recorded during the comparable prior year period, and it is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A was approximately $33.3 million higher during the first nine months of fiscal 2015 versus the comparable prior year period, but slightly lower as a percentage of net sales, reflecting this segment’s current period growth in organic sales of 4.6%. Industrial segment results for the first nine months of fiscal 2015 include two months of additional expense relating to our recent reconsolidation of SPHC and its subsidiaries, all of which are included in the industrial segment. Lastly, current period expense reflects higher employee compensation-related expense, including commissions on higher sales, as well as higher distribution and warranty expense, and higher rental and lease expense on building and equipment, partially offset by lower transactional foreign exchange expense.

Our consumer segment SG&A was approximately $9.8 million lower during the first nine months of fiscal 2015 versus the comparable prior year period, which reflects the current period reversal of certain contingent consideration obligations in this segment of approximately $19.1 million. Also reflected in the current period SG&A expense is the impact of higher expense from additional sales and marketing personnel and higher distribution expense.

SG&A expenses in our corporate/other category increased by $3.3 million during the first nine months of fiscal 2015 to $57.6 million from $54.3 million during the comparable prior year period. The increase in SG&A expense reflects the combination of higher pension expense, equity compensation expense and higher professional and legal services expense related to the recent SPHC settlement. These increases were partially offset by lower healthcare expense and bonuses.

We recorded total net periodic pension and postretirement benefit costs of $36.5 million and $35.2 million for the first nine months of fiscal 2015 and 2014, respectively. The $1.3 million increase in pension expense was primarily the result of higher service and interest cost of $4.5 million during the first nine months of fiscal 2015 versus the comparable prior year period, offset partially by a favorable impact of $3.2 million due to larger returns on higher plan asset levels. We expect that pension expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Interest Expense Interest expense was $60.3 million for the first nine months of fiscal 2015 versus $61.3 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first nine months by approximately $3.3 million versus the same period a year ago. Excluding acquisition-related borrowings, lower average borrowings year-over-year decreased interest expense by approximately $1.4 million. Lower interest rates, which averaged 4.45% overall for the first nine months of fiscal 2015 compared with 5.12% for the same period of fiscal 2014, decreased interest expense by approximately $2.9 million during the current nine-month period versus the same period last year.

Investment Expense (Income), Net Net investment income of $16.6 million during this year’s first nine months compares to net investment income of $13.7 million for the same period a year ago. Dividend and interest income totaled $7.9 million and $6.8 million during the first nine months of fiscal 2015 and 2014, respectively. Net realized gains on the sales of investments resulted in a net gain of $8.7 million for this year’s first nine months versus a net gain of $7.0 million for the same period during fiscal 2014. Impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.1 million for the first nine months of fiscal 2014, versus no impairments during the current fiscal year.

Other (Income), Net Other income of $3.5 million for the first nine months of fiscal 2015 compared with other income of $3.3 million for the same period a year ago. Reflected in this balance is net royalty income, which approximated $1.7 million and $0.9 million for the first nine months of fiscal 2015 and fiscal 2014, respectively. Also reflected in other income is our equity in earnings of unconsolidated affiliates, which totaled approximately $1.8 million and $2.4 million for the first nine months of fiscal 2015 and 2014, respectively.

IBT Our consolidated pretax income for this year’s first nine months of $274.2 million compares with pretax income of $270.0 million for the same period last year, resulting in a pretax profit margin on net sales of 8.5% for the current period versus a pretax profit margin on net sales of 8.7% a year ago.

Our industrial segment had IBT of $196.1 million, for a profit margin on net sales of 9.3% for this year’s first nine months, versus IBT of $199.3 million, for a profit margin on net sales of 10.0%, for the same period last year. Our consumer segment IBT increased to $173.3 million, or 15.6% of net sales for the period, from last year’s first nine months’ IBT of $165.2 million, or 15.0% of net sales. The increase in IBT as a percent of sales for the consumer segment resulted primarily from the reversal of certain contingent consideration obligations approximating $19.1 million during the current period versus the same period a year ago.

Income Tax Rate The income tax provision was $174.5 million for the nine months ended February 28, 2015 compared to an income tax provision of $77.8 million for the nine months ended February 28, 2014. The increase in the income tax provision is primarily due to a $106.2 million tax charge for the estimated future tax cost of repatriating undistributed foreign earnings.

Net Income Net income of $99.7 million for the first nine months of fiscal 2015 compares to net income of $192.2 million for the same period last year. Net income as a percentage of net sales of 3.1% for the current year period compares with an adjusted net margin on sales of 6.2% for the comparable prior year period. During the nine months ended February 28, 2015, we had a net loss from noncontrolling interests of $11.8 million versus net income of $9.3 million during the same period a year ago. Net income attributable to RPM International Inc. stockholders was $111.5 million for the nine months ended February 28, 2015, versus $182.9 million for the same period a year ago.

Diluted earnings per share of common stock for the first nine months of fiscal 2015 of $0.84 compares with $1.37 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $24.1 million of cash was provided by operating activities during the first nine months of fiscal 2015, compared with $25.9 million of cash that was provided during the first nine months of fiscal 2014, resulting in $1.8 million less cash provided during the current period versus the same period a year ago.

The net change in cash from operations includes the change in net income, which decreased by $92.5 million during the first nine months of fiscal 2015 versus the same period a year ago. The decrease in net income was primarily attributable to a non-cash tax charge of $106.2 million for the estimated future tax cost of repatriating undistributed foreign earnings, partially offset by approximately $13.1 million of other discrete tax benefits as discussed previously. Other items impacting the net change in cash from operations were items adjusting net income for non-cash expenses and income, which included contingent consideration obligation reversals of $19.2 million during the current year period. Changes in working capital accounts and all other accruals, combined with a $63.0 million payment on a contingency during fiscal 2014, decreased cash flows by $242.2 million and $245.6 million, respectively, during the first nine months of fiscal 2015 versus the same period a year ago.

The change in accounts receivable during the first nine months of fiscal 2015 provided cash of $72.6 million versus $86.5 million of cash provided by accounts receivable during the same period a year ago, or approximately $13.9 million less cash provided year over year. This resulted from the timing of sales and collections on accounts receivable. Days sales outstanding at February 28, 2015 increased to 72.8 days from 70.0 days sales outstanding at February 28, 2014.

Inventory balances used $83.3 million of cash during the first nine months of fiscal 2015, compared with a use of $82.6 million in cash during the same period a year ago, or $0.7 million more cash used year over year. This resulted from the timing of purchases by retail customers. Days of inventory outstanding at February 28, 2015 increased to 115.0 days from 113.0 days of inventory outstanding at February 28, 2014.

The current year-to-date change in accounts payable used $2.6 million more cash during the first nine months of fiscal 2015 compared to fiscal 2014, resulting from a change in the timing of certain payments. Accrued compensation and benefits used approximately $29.7 million more cash during the first nine months of fiscal 2015 versus fiscal 2014, due to higher bonus payments for fiscal 2014 versus fiscal 2013. Other accruals and prepaids, including those for other short-term and long-term items and changes, provided $7.0 million more cash during the first nine months of fiscal 2015 versus fiscal 2014, due to changes in the timing of such payments.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. Capital expenditures of $47.3 million during the first nine months of fiscal 2015 compare with depreciation of $45.9 million. We believe our current production capacity, along with moderate plant modifications or additions will be adequate to meet our immediate needs based on anticipated growth rates. We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand throughout fiscal 2015.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At February 28, 2015, the fair value of our investments in marketable securities totaled $129.8 million, of which investments with a fair value of $55.0 million were in an unrealized loss position. At May 31, 2014, the fair value of our investments in marketable securities totaled $142.9 million, of which investments with a fair value of $35.5 million were in an unrealized loss position. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. Total pretax unrealized losses recorded in accumulated other comprehensive income at February 28, 2015 and May 31, 2014 were $3.3 million and $1.4 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at February 28, 2015 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at February 28, 2015 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general economic and market conditions. If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of February 28, 2015, approximately $183.7 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries. As previously disclosed, we continue to believe it is possible that we may repatriate approximately $50.0 million of undistributed foreign earnings in the foreseeable future. These earnings have been previously subject to U.S. taxation and as such, the estimated net tax impact of such remittance is estimated to be minimal.

Further, during the current quarter, we concluded that it is possible that $347.5 million of additional unremitted foreign earnings could be repatriated to the U.S. in the foreseeable future. Consistent with ASC 740-30, a provision for deferred income taxes of $106.2 million was recognized. The deferred provision represents our estimate of the U.S. tax cost, net of related foreign tax credits, associated with remitting these earnings back to the U.S.

Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Due to the uncertainties and complexities involved in the various options for repatriation of foreign cash, including any associated governmental or other local restrictions, it is not practicable to calculate the deferred taxes associated with the remittance of these cash balances.

Financing Activities

As a result of the Specialty Products Holding Corp. (“SPHC”) bankruptcy filing, our access to the cash flows of SPHC and its subsidiaries had been restricted. However, during the current fiscal quarter, the bankruptcy filing was resolved. As a result, we have regained access to the cash flows of SPHC and its subsidiaries beginning with the Effective Date of the Bankruptcy Plan. Refer to Note 2 for further information.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $648.3 million at February 28, 2015. Our debt-to-capital ratio was 60.3% at February 28, 2015, compared with 49.4% at May 31, 2014.

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

The Convertible Notes will be convertible under certain circumstances and during certain periods at an initial conversion rate of 18.8905 shares of RPM common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $52.94 per share of common stock), subject to adjustment in certain circumstances. In January 2015, we declared a dividend in excess of $0.24 per share, and consequently, the adjusted conversion rate is now 18.9082. The initial conversion price represents a conversion premium of approximately 37% over the last reported sale price of RPM common stock of $38.64 on December 3, 2013. Prior to June 15, 2020, the Convertible Notes may be converted only upon specified events, and, thereafter, at any time. Upon conversion, the Convertible Notes may be settled, at RPM’s election, in cash, shares of RPM’s common stock, or a combination of cash and shares of RPM’s common stock.

We account for the liability and equity components of the Convertible Notes separately, and in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 3.92%. Contractual interest was $1.2 million and $3.5 million for the third quarter and first nine months of fiscal 2015, respectively, and amortization of the debt discount was $0.7 million and $2.0 million for the third quarter and first nine months of fiscal 2015, respectively. At February 28, 2015, the remaining period over which the debt discount will be amortized was 6.0 years, the unamortized debt discount was $17.5 million, and the carrying amount of the equity component was $20.7 million.

3.45% Notes due 2022

On October 23, 2012, we sold $300 million aggregated principal amount of 3.45% Notes due 2022 (the “New Notes”). The net proceeds of $297.7 million from the offering of the New Notes were used to repay short-term borrowings outstanding under our $600 million revolving credit facility.

Revolving Credit Agreement

During the current fiscal quarter, we entered into an $800.0 million unsecured syndicated revolving credit facility (the “New Revolving Credit Facility”), which expires on December 5, 2019. The New Revolving Credit Facility replaced our prior $600.0 million revolving credit facility that was set to expire on June 29, 2017.

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

The New Revolving Credit Facility requires us to comply with various customary affirmative and negative covenants, including a leverage covenant and interest coverage ratio. Under the terms of the leverage covenant, we may not permit our consolidated indebtedness as of any fiscal quarter end to exceed 65% of the sum of such indebtedness and our consolidated shareholders’ equity on such date. The minimum required consolidated interest coverage ratio for EBITDA to interest expense is 3.50 to 1. The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended.

As of February 28, 2015, we were in compliance with all covenants contained in our New Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 58.91%, while our interest coverage ratio was 9.41 to 1. Our available liquidity under our Credit Facility stood at $427.9 million at February 28, 2015.

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

The maximum availability under the New Facility is $200.0 million. Availability is further subject to changes in the credit ratings of the Originator’s customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and therefore at certain times we may not be able to fully access the $200.0 million of funding available under the New Facility. As of February 28, 2015 the outstanding balance under the New Facility was $150.0 million, which was the maximum availability on that date.

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

The following table summarizes our financial obligations and their expected maturities at February 28, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total Contractual Payment Stream	Payments Due In
		2016	2017-18	2019-20	After 2020
	(In thousands)
Long-term debt obligations	$1,868,111	$151,531	$399,804	$829,631	$487,145
Capital lease obligations	1,091	490	366	228	7
Operating lease obligations	203,880	47,715	65,156	30,976	60,033
Other long-term liabilities (1):
Interest payments on long-term debt obligations	306,277	66,213	117,550	92,027	30,487
Promissory note payments on 524(g) Trust	347,500	—	222,500	125,000	—
Contributions to pension and postretirement plans (2)	374,700	60,600	85,300	89,800	139,000

Total	$3,101,559	$326,549	$890,676	$1,167,662	$716,672

(1)	Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $16.7 million at February 28, 2015. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.

(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume the required minimum contribution will be contributed. Amounts include the impact of the reconsolidation of SPHC as of January 1, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2015 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the third quarter of fiscal 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
December 1, 2014 through December 31, 2014	567	$50.71	—	—
January 1, 2015 through January 31, 2015	409,756	$46.83	—	—
February 1, 2015 through February 28, 2015	163,970	$47.22	—	—

Total — Third Quarter	574,293	$46.95	—	—

(1)	The majority of the shares of common stock reported as purchased, or 550,300 shares, were acquired under our Share Repurchase Program. The remainder represents shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.’s Amended and Restated 2004 Omnibus Equity and Incentive Plan. Refer to Note 13.
(2)	Refer to Note 13 of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of February25, 2015. (x)

10.2	Credit Agreement among RPM International Inc., the other Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated December 5, 2014, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 11, 2014 (File No. 1-14187).

10.3	Plan of Reorganization, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2014 (File No. 1-14187).

12	Computation of Ratio of Earnings to Fixed Charges. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Russell L. Gordon
Russell L. Gordon
Vice President and
Chief Financial Officer

Dated: April 8, 2015