Form 10-K
period 2015-05-31
RPM INTERNATIONAL INC/DE/
filed 2015-07-27
CIK 110621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Stock as reported on the New York Stock Exchange on November 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $6,251,486,443. For purposes of this information, the 2,115,191 outstanding shares of Common Stock which were owned beneficially as of November 30, 2014 by executive officers and Directors of the Registrant were deemed to be the shares of Common Stock held by affiliates.

As of July 23, 2015, 133,430,154 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2015 Annual Report to Stockholders for the fiscal year ended May 31, 2015 (the “2015 Annual Report to Stockholders”) are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 8, 2015 (the “2015 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2015.

PART I

Item 1.    Business.

THE COMPANY

RPM International Inc., a Delaware corporation, succeeded to the reporting obligations of RPM, Inc., an Ohio corporation, following a 2002 reincorporation transaction. RPM, Inc. was incorporated in 1947 under the name Republic Powdered Metals, Inc. and changed its name to RPM, Inc. in 1971. In connection with the 2002 reincorporation from Ohio to Delaware, we established a new legal structure, which included the formation of two new, wholly owned subsidiaries of RPM International Inc., the RPM Consumer Holding Company and the RPM Industrial Holding Company. These two holding companies, in addition to RPM, Inc., which remained as one of our subsidiaries following the reincorporation, own the various operating companies and other legal entities that make up RPM International Inc. In 2010, RPM, Inc. changed its name to Specialty Products Holding Corp (“SPHC”). At the end of fiscal 2010, SPHC and its Bondex International, Inc. (“Bondex”) subsidiary filed voluntary Chapter 11 bankruptcy petitions, as a result of which we deconsolidated SPHC and its subsidiaries from our financial results at that time. As of January 1, 2015, we reconsolidated such subsidiaries as they emerged from bankruptcy. See Item 3 — “Legal Proceedings” and Notes A(2) and G to the Consolidated Financial Statements for additional information.

As used herein, the terms “RPM,” the “Company,” “we,” “our” and “us” refer to RPM International Inc. and all of our consolidated subsidiaries, unless the context indicates otherwise. Our principal executive offices are located at 2628 Pearl Road, P.O. Box 777, Medina, Ohio 44258, and our telephone number is (330) 273-5090.

BUSINESS

Our subsidiaries manufacture, market and sell various specialty chemical product lines, including high-quality specialty paints, protective coatings, roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of both the industrial and consumer markets. Our family of products includes those marketed under brand names such as API, Carboline, CAVE, DAP, Day-Glo, Dri-Eaz, Dryvit, Euclid, EUCO, Fibergrate, Flecto, Flowcrete, Grupo PV, Hummervoll, illbruck, Mohawk, Rust-Oleum, Stonhard, TCI, Toxement, Tremco, Tuf-Strand, Universal Sealants, Viapol, Watco and Zinsser. As of May 31, 2015, our subsidiaries marketed products in approximately 170 countries and territories and operated manufacturing facilities in approximately 116 locations in the United States, Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, Saudi Arabia, South Africa, Spain, Sweden, Turkey, the United Arab Emirates and the United Kingdom. Approximately 40% of our sales are generated in international markets through a combination of exports and direct sales in foreign countries. For the fiscal year ended May 31, 2015, we recorded net sales of $4.6 billion.

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

Segment Information

Our business is divided into two reportable segments: the industrial reportable segment (“industrial segment”) and the consumer reportable segment (“consumer segment”). Within each reportable segment, we aggregate several operating segments which comprise individual reporting units and product lines that generally address common markets, utilize similar technologies and are able to share manufacturing or distribution capabilities. The industrial segment (Tremco Group, tremco illbruck Group, RPM Performance Coatings Group, RPM2-Industrial Group and SPHC Group), which comprises approximately 65% of our total net sales, includes maintenance and protection products for roofing and waterproofing systems, flooring, corrosion control and other specialty applications. The consumer segment (Rust-Oleum Group, DAP Group and RPM2-Consumer Group,) comprises approximately 35% of our total net sales and includes rust-preventative, special purpose and decorative paints, caulks, sealants, primers, nail enamels, cement and woodcare coatings and other branded consumer products. See Note P, “Segment Information,” of the Notes to Consolidated Financial Statements, which appears in the 2015 Annual Report to Stockholders, and is incorporated herein by reference, for financial information relating to our two reportable segments and financial information by geographic area.

On May 31, 2010, Bondex International, Inc. and its parent, SPHC, voluntarily filed Chapter 11 reorganization proceedings in the United States Bankruptcy Court for the District of Delaware. SPHC is our wholly owned subsidiary. In accordance with Accounting Standards Codification (“ASC”) 810, when a subsidiary becomes subject to the control of a government, court, administrator, or regulator, deconsolidation of that subsidiary is generally required. We had therefore deconsolidated SPHC and its subsidiaries from our balance sheet as of May 31, 2010, and had eliminated the results of SPHC’s operations from our results of operations beginning on that date. Effective as of December 23, 2014, the United States Bankruptcy Court in Delaware and the United States District Court in Delaware confirmed the Bankruptcy Plan for SPHC and related entities and these entities emerged from bankruptcy. Accordingly, financial results of SPHC’s operating subsidiaries, which have not been included in our financial reports since the bankruptcy filing, have been reconsolidated with our results as of January 1, 2015, and will be included in our results going forward. As a result, SPHC and its subsidiaries is reflected as an additional operating segment within the industrial reportable segment, beginning with our fiscal 2015 third quarter results.

Industrial Segment

Our industrial segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as owners of industrial manufacturing facilities, public institutions and other commercial customers. Our industrial segment generated $3.0 billion in net sales for the fiscal year ended May 31, 2015 and includes the following major product lines and brand names:

Tremco Group:

•	Waterproofing, coatings and institutional roofing systems used in building protection, maintenance and weatherproofing applications marketed under our Tremco, Republic and Vulkem brand names;

•	sealants, air barriers, tapes and foams that seal and insulate joints in various construction assemblies and glazing assemblies marketed under our Tremco, Dymonic, ExoAir and Spectrem brand names;

•	new residential home weatherization systems marketed under our TUFF-N-DRI, Watchdog Waterproofing and Enviro-Dri brand names; and

•	specialized roofing and building maintenance and related services marketed by our Weatherproofing Technologies subsidiary.

tremco illbruck Group:

•	sealing and bonding solutions for windows, facades, interiors and exteriors under our illbruck brand name;

•	flooring, waterproofing and in-plant glazing solutions under our Tremco brand name;

•	solutions for passive fire protection under our Nullifire and Firetherm brand names;

•	solutions for the manufacturing industry under our Pactan brand name; and

•	exterior building insulation and coatings solutions under our FEMA brand name.

RPM Performance Coatings Group:

•

high-performance polymer flooring systems for industrial, institutional and commercial facilities, as well as offshore and marine structures and cruise, ferry and navy ships marketed under our Stonhard, Flowcrete, Hummervoll and API brand names;

•	commercial, decorative flooring for architectural and design applications under the Liquid Elements, Expanko, Fritztile and Flowcrete brand names;

•	industrial and commercial tile systems marketed under our Lock-Tile and Ecoloc brand names;

•	fiberglass reinforced plastic gratings and shapes used for industrial platforms, staircases and walkways marketed under our Fibergrate, Chemgrate, Corgrate and Safe-T-Span brand names;

•

high-performance, heavy-duty corrosion-control coatings, containment linings, fireproofing and soundproofing products and heat and cryogenic insulation products for a wide variety of industrial infrastructure applications marketed under our Carboline, Nullifire, Grupo PV, A/D Fire, Thermo-Lag, Plasite and Perlifoc brand names;

•	rolled asphalt roofing materials, waterproofing products, chemical admixtures and industrial epoxy flooring systems marketed under our Viapol and Betumat brand names;

•

concrete and masonry admixtures, concrete fibers, curing and sealing compounds, structural grouts, epoxy adhesives, floor hardeners and toppings, joint fillers, industrial and architectural coatings, decorative color/stains/stamps, and a comprehensive selection of restoration materials marketed under the Euclid, CAVE, Toxement, Viapol, Dural, Euco, Eucon, Fiberstrand, Increte, Plastol, Sentinel, Speed Crete and Tuf-Strand brand names; and

•

specialty construction products including bridge expansion joints, bridge deck and parking deck membranes, curb and channel drains, highway markings, protective coatings and concrete repair marketed under our Universal Sealants, BridgeCare, StructureCare, Pitchmastic, Nufins, Visul, EnviroKerb, EnviroChannel, EnviroDeck, EnviroGrate and Epoplex brand names.

RPM2-Industrial Group:

•	fluorescent colorants and pigments marketed under our Radiant and Dane Color brand names;

•	waterproofing and flooring products marketed under our RPM Belgium brand names;

•	waterproofing and concrete repair products marketed under our Vandex brand name;

•	shellac-based-specialty coatings for industrial and pharmaceutical uses, edible glazes and food coatings marketed under our Mantrose-Haeuser and NatureSeal brand names;

•	highly insulated building cladding materials (Exterior Insulating and Finishing Systems, “EIFS”) marketed in the U.K. and Canada under the Dryvit brand name;

•	fire and water damage restoration products marketed under the Dri-Eaz, Microban, Unsmoke and Odorx brand names; and

•	professional carpet cleaning and disinfecting products marketed under the Sapphire and Chemspec brand names.

SPHC Group:

•	fluorescent colorants and pigments marketed under our Day-Glo brand name;

•	fuel additives marketed under our Valvtect brand name;

•	wood treatments marketed under our Kop-Coat and Tru-Core brand names;

•	pleasure marine coatings marketed under our Pettit, Woolsey and Z-Spar brand names;

•	highly insulated building cladding materials (EIFS) marketed in the U.S. and Poland under the Dryvit brand name;

•	wood furniture finishes and touch-up products marketed under our CCI, Mohawk, Chemical Coatings, Behlen, Westfield Coatings and Morrells brand names; and

•	a variety of products for specialized applications, including powder coatings for exterior and interior applications marketed under our TCI brand name.

Consumer Segment

Our consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe, Australia and South Africa. Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops, cosmetic companies and to other smaller customers through distributors. Our consumer segment generated $1.6 billion in net sales in the fiscal year ended May 31, 2015 and is composed of the following major product lines and brand names:

Rust-Oleum Group:

•

a broad line of coating products to protect and decorate a wide variety of surfaces for the DIY and professional markets which are sold under several key Rust-Oleum brand names, including Stops Rust, American Accents, Painter’s Touch, Specialty, Professional, Universal, Varathane, NeverWet, Watco, Epoxy Shield, Restore, Rock Solid, Spraymate, Krud Kutter, Zinsser, XIM, Industrial Choice, Labor Saver, Road Warrior, Sierra Performance, Hard Hat, Mathys, CombiColor, Noxyde, Blackfriar, HiChem and MultiSpec. In addition, Rust-Oleum branded products in Canada are marketed under the Rust-Oleum, Tremclad, Varathane and Zinsser brand names;

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

•	deck and fence restoration products under our Wolman brand name;

•	metallic and faux finish coatings marketed under our Modern Masters brand name;

•	innovative exterior wood deck and concrete restoration systems, and flooring finishes marketed under our Restore and RockSolid brand names; and

•	an assortment of other products, including hobby paints and cements marketed under our Testors brand name.

DAP Group:

•

a complete line of caulks, sealants, adhesives, insulating foam, spackling, glazing, and other general patch and repair products for home improvement and construction marketed through a wide assortment of DAP branded products, including ‘33’, ‘53’, ‘1012’, 4000, 7000, Alex, Alex Fast Dry, Alex Plus, Alex Ultra, Alex Flex, Fast Patch, Beats The Nail, Blend-Stick, Blockade, Butyl-Flex, Caulk-Be-Gone, Crack Shot, Custom-Patch, DAP 3.0, DAP CAP, DAPtex, DryDex, Dynaflex 230, Dynagrip, Elastopatch, Fast ‘N Final, FastPatch, Kwik Foam, Kwik Seal, Kwik Seal Plus, Mono, Patch Stick, Patch-N-Paint, Plastic Wood, Presto Patch, Quick Plug, Rely-On, Seal ‘N Peel, SIDE Winder, Silicone Plus, Simple Seal, SMARTBOND, StrongStik, Weldwood and Phenoseal, which is a brand of Gloucester Company Inc., which is a subsidiary of DAP Products Inc.

RPM2-Consumer Group:

•	innovative nail care enamels, coating components and related products for the personal care industry.

Foreign Operations

For the fiscal year ended May 31, 2015, our foreign operations accounted for approximately 38% of our total net trade sales, excluding any direct exports from the United States. Our direct exports from the United States were approximately 2% of our total net trade sales for the fiscal year ended May 31, 2015. In addition, we receive license fees and royalty income from numerous international license agreements, and we also have several joint ventures, which are accounted for under the equity method, operating in various foreign countries. We have manufacturing facilities in Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, Saudi Arabia, South Africa, Spain, Sweden, Turkey, the United Arab Emirates and the United Kingdom. We also have sales offices or warehouse facilities in Austria, The Czech Republic, Egypt, Finland, Hong Kong, Hungary, Indonesia, Japan, Kuwait, Oman, Portugal, Qatar, Russia, Singapore, Switzerland, Thailand, Vietnam and several other countries. Information concerning our foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition, which appears in the 2015 Annual Report to Stockholders, and is incorporated herein by reference.

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

Roofing Systems Products

In the roofing industry, re-roofing applications have historically accounted for three-quarters of U.S. demand, with the remaining quarter generated by new roofing applications. The largest manufacturers of roofing systems products focus primarily on residential roofing as well as single-ply systems for low-end, commercial and institutional applications, competing mainly on price and, to a lesser degree, service. In contrast, we compete primarily for the higher-end, multi-ply and modified bitumen applications in the built-up and low-slope roofing industry. This specialty niche within the larger market tends to exhibit fewer commodity-market characteristics, with customers valuing the greater protection and longer life provided by these roofing systems, as well as ongoing maintenance, inspection and technical services. Our roofing systems are primarily marketed under our Tremco brand. Historically, our typical roofing systems customers have included governmental facilities, universities, schools, hospitals, museums and certain manufacturing facilities. However, we are also very active in the growing market of sustainable roofing systems, and our Tremco Roofing fluid applied and restoration coating systems represent our fastest growing product segment. Our restoration systems meet sustainable objectives including energy efficiency through reflectivity and emissivity, and eliminate environmentally and economically costly landfill waste.

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

Sealants, Waterproofing, Concrete and Masonry Products.    Sealants, which are used primarily for commercial buildings, include urethane, silicone, latex, butyl and hybrid technology products, and are designed to be installed in construction joints for the purpose of providing an air and water-tight seal. Waterproof coatings, usually urethane or asphalt based, are installed in exposed and buried applications to waterproof and protect concrete. Structural and traffic bearing membranes are used in a variety of applications for bridge deck construction and restoration and the protection and preservation of balconies, pedestrian walkways and parking structures. In the concrete and masonry additives market, a variety of chemicals and fibers can be added to concrete and masonry to improve the processability, performance, or appearance of these products. Chemical admixtures for concrete are typically grouped according to their functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. Curing and sealing compounds, structural grouts, epoxy adhesives, floor hardeners and toppings, joint fillers, industrial and architectural coatings, decorative color/stains/stamps, and a comprehensive selection of restoration materials are used to protect, repair or improve new or existing concrete structures used in the construction industry. The key attributes that differentiate competitors for these applications include quality assurance, on-the-job consultation and value-added, highly engineered products. We primarily offer products marketed under our Tremco, EUCO, Toxement, Viapol, Betumat, CAVE, illbruck, Tamms, Republic, Vulkem, Dymeric, Increte, TUFF-N-DRI, Nufins, StructureCare, BridgeCare, Pitchmastic, Watchdog Waterproofing, PSI, Tuf-Strand and Enviro-Dri brand names for this line of business.

Intellectual Property

Our intellectual property portfolios include valuable patents, trade secrets and know-how, domain names, trademarks, trade and brand names. In addition, through our subsidiaries, we continue to conduct significant research and technology development activities. Among our most significant intangibles are our Rust-Oleum®, Carboline®, DAP®, illbruck® and Tremco® trademarks.

Rust-Oleum Brands Company and some of our other subsidiaries own more than 1,000 trademark registrations or applications in the United States and numerous other countries for the trademark “Rust-Oleum®” and other trademarks covering a variety of rust-preventative, decorative, general purpose, specialty, industrial and professional coatings sold by Rust-Oleum Corporation and related companies.

Carboline Company and some of our other subsidiaries own more than 240 other trademark registrations or applications in the United States and numerous other countries covering the products sold by the Carboline Company and related companies, including two United States trademark registrations for the trademark “Carboline®”.

DAP Brands Company and other subsidiaries of the Company own more than 410 trademark registrations or applications in the United States and numerous other countries for the “DAP®” trademark, the “Putty Knife design” trademark and other trademarks covering products sold under the DAP brand and related brands.

Tremco Incorporated and some of our other subsidiaries own more than 85 registrations for the trademark “Tremco®” in the United States and numerous countries covering a variety of roofing, sealants and coating products. There are also many other trademarks of Tremco Incorporated and some of our other subsidiaries that are the subject of registrations or applications in the United States and numerous other countries, bringing the total number of registrations and applications covering products sold under the Tremco brand and related brands to more than 500.

Our other principal product trademarks include: AlphaGuard®, Alumanation®, Betumat®, B-I-N®, Bitumastic®, Bulls Eye 1-2-3®, Chemgrate®, Dri-Eaz, Dymonic®, Enviro-Dry®, EUCO®, ExoAir®, Expanko®, Flecto®, Fibergrate®, Floquil®, Fritztile®, Paraseal®, Permaroof®, Plasite®, Proglaze®, Sanitile®, Solargard®, Spectrem®, Stonblend®, Stonclad®, Stonhard®, Stonlux®, Stonshield®, Testors®, TREMproof®, TUFF-N-DRI®, Varathane®, Viapol®, Vulkem®, Watchdog Waterproofing®, Woolsey®, Zinsser® and Z-Spar®; and, in Europe, API™, Perlifoc®, Hummervoll®, USL®, Nufins®, Pitchmastic®, Visul®, Flowcretetm, Nullifire™, Radglo™ and Martin Mathystm. Our trademark registrations are valid for a variety of different terms of up to 20 years, and may be renewable as long as the trademarks continue to be used and all other local conditions for renewal are met. Our trademark registrations are maintained and renewed on a regular basis as required.

Raw Materials

The sources and availability of the raw materials we use in our business continue to be adequate to meet our current and projected needs. While certain oil-based raw material cost have eased over the past 12 months, our material costs can experience significant (and usually volatile) cost changes due to changes in global demand, unusually high planned and unplanned raw material production shutdowns, certain changes in global crop yields, certain changing feedstock costs, foreign exchange effects, supplier consolidation and related pricing discipline, and decreased natural gas costs relative to the cost of oil, which has caused cracking optimization and, therefore, a reduction in the supply of certain materials. In particular, foreign exchange has had a significant impact recently upon the costs of sales, since several of our foreign operations use the U.S. dollar, which has strengthened recently, to pay certain suppliers of finished goods and/or raw materials. On a long-term basis, we anticipate the costs of the raw materials we use will continue to be subject to upward pressure.

Seasonal Factors

Our business is dependent, to a significant extent, on external weather factors. We historically experience stronger sales and net income in our first, second and fourth fiscal quarters, which are the three month periods ending August 31, November 30 and May 31, respectively, while we have experienced weaker performance in our third fiscal quarter.

Customers

Ten large consumer segment customers, such as DIY home centers, on a combined basis represented approximately 23%, 24% and 22% of our total net sales for the fiscal years ended May 31, 2015, 2014 and 2013, respectively. Except for sales to these customers, our business is not dependent upon any one customer or small group of customers, but is largely dispersed over a substantial number of customers.

Backlog

We historically have not had a significant backlog of orders, and we did not have a significant backlog at May 31, 2015.

Research and Development

Our research and development work is performed at various laboratory locations. During fiscal years 2015, 2014 and 2013, we spent approximately $56.7 million, $54.6 million and $49.3 million, respectively, on research and development activities. In addition to this laboratory work, we view our field technical service as being integral to the success of our research activities. Our research and development activities and our field technical service costs are both included as part of our selling, general and administrative expenses.

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

We have incurred in the past, and will continue to incur in the future, costs to comply with environmental laws. Environmental laws and regulations are complex, change frequently and have tended to become increasingly stringent over time. In addition, the related costs may vary depending on the particular facts and development of new information. As a result, our operating expenses and continuing capital expenditures related to compliance with environmental laws may increase, and more stringent standards also may limit our operating flexibility. A significant increase in these costs and capital expenditures could adversely affect our business, results of operations, financial condition or cash flows. In addition, to the extent hazardous materials exist on or under our real property, the value and future use of that real property may be adversely affected. For information regarding environmental accruals, see Note O, “Contingencies and Other Accrued Losses,” of the Notes to our Consolidated Financial Statements, which appears in the 2015 Annual Report to Stockholders, and is incorporated herein by reference. For more information concerning certain environmental matters affecting us, see “Item 3 — Legal Proceedings — Environmental Proceedings” in this Annual Report on Form 10-K.

Employees

As of May 31, 2015, we employed 12,864 persons, of whom approximately 914 were represented by unions under contracts which expire at varying times in the future. We believe that all relations with employees and their unions are good.

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

We were notified by the SEC on June 24, 2014 that we are the subject of a formal investigation pertaining to the timing of our disclosure and accrual of loss reserves in fiscal 2013 with respect to the previously disclosed GSA and DOJ investigation into compliance issues relating to Tremco Roofing Division’s GSA contracts. We are cooperating with the SEC in its ongoing investigation and continue to be engaged in discussions with the staff of the Division of Enforcement concerning potential issues arising out of the SEC’s investigation. As previously disclosed, our audit committee completed an investigation into the facts and circumstances surrounding the timing of our disclosure and accrual of loss reserves with respect to the GSA and DOJ investigations, and determined to restate our financial results for the first, second and third quarters of fiscal 2013.

We have incurred significant legal and accounting expenditures in connection with the SEC’s investigation. We are unable to predict how long the SEC’s investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us. Any action by the SEC could result in sanctions against us and/or certain of our officers. A protracted investigation could impose substantial additional costs and distractions, regardless of its outcome. Furthermore, publicity surrounding the foregoing or any enforcement action as a result of the SEC’s investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

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

As of May 31, 2015, we had approximately $1.8 billion in goodwill and other intangible assets. The Accounting Standards Codification (“ASC”) section 350 requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise, using either a qualitative assessment or a fair-value approach at the reporting unit level. We perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, as of the first day of our fourth fiscal quarter. The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, which is a subjective process that takes into account both internal and external factors. Impairment assessment requires the use of significant judgment with regard to estimates and assumptions surrounding future results of operations and cash flows. For the fiscal years ended May 31, 2015, 2014 and 2013, our impairment testing did not result in any impairment loss. In the future, if global economic conditions were to decline significantly, or if our reporting units experienced significant declines in business, we may incur substantial non-cash goodwill and other intangible asset impairment charges. The amount of any such impairment charge could have a material adverse effect on our results of operations.

Our significant amount of indebtedness could have a material adverse impact on our business.

Our total debt levels were approximately $1.7 billion and $1.4 billion at May 31, 2015 and 2014, respectively, which compares with $1.3 billion in stockholders’ equity at May 31, 2015. Our level of indebtedness could have important consequences. For example, it could:

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

We obtain the raw materials needed to manufacture our products from a number of suppliers. Many of our raw materials are petroleum-based derivatives, minerals and metals. Under normal market conditions, these materials are generally available on the open market and from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate, which could impair our ability to procure necessary materials or increase the cost of manufacturing our products. Although certain petroleum-based raw materials have eased lately, the costs of the raw materials we use are under generally upward pressure, over the longer term, due to escalating energy and related feedstock costs, increased levels of global demand, and improved levels of supplier pricing discipline. If the prices of raw materials continue to increase and we are unable to pass these increases on to our customers, we could experience reduced gross profit margins.

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

Some of our operating companies, particularly in the consumer segment, face a substantial amount of customer concentration. Our key consumer segment customers include Ace Hardware, Canadian Tire, Cotter & Company, Do It Best, The Home Depot, Lowe’s, Menards, Orgill, Wal-Mart and W.W. Grainger. Sales to our ten largest consumer segment customers accounted for approximately 23%, 24% and 22% of our total net sales for the fiscal years ended May 31, 2015, 2014 and 2013, respectively, and 67%, 64% and 63%, respectively, of the consumer segment’s net sales for those same fiscal years. Sales to the Home Depot represented less than 10% of our consolidated net sales for fiscal 2013; 11% of our consolidated net sales for fiscal 2014 and 10% of our consolidated net sales for fiscal 2015; and 29%, 29% and 28% of our consumer segment net sales for fiscal 2015, 2014 and 2013, respectively. If we were to lose one or more of our key customers, or experience a delay or cancellation of a significant order, or incur a significant decrease in the level of purchases from any of our key customers, or experience difficulty in collecting amounts due from a key customer, our net revenues could decline materially and our operating results could be reduced materially.

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

As a participant in the chemical and construction products industries, we face an inherent risk of exposure to legal claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury and/or property damage. In the course of our business we are subject to a variety of inquiries and investigations by regulators, as well as claims and lawsuits by private parties including those related to product liability, asbestos, product warranty, environmental, contracts, intellectual property and commercial matters, which due to their uncertain nature may result in losses, some of which may be material. We offer warranties on many of our products, as well as long term warranty programs at certain of our businesses, and as a result, from time to time we may experience higher levels of warranty expense, which is typically reflected in selling, general and administrative expenses. The nature and extent to which we use hazardous or flammable materials in our manufacturing processes creates risk of damage to persons and property that, if realized, could be material.

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

Our businesses are subject to varying domestic and foreign laws and regulations that may restrict or adversely impact our ability to conduct our business. These include securities, environmental, tax, competition and anti-trust, trade controls, data security, employment and privacy laws and regulations. These laws and regulations change from time to time and thus may result in increased costs to us related to our compliance therewith. From time to time regulators review our compliance with applicable laws. Enforcement actions, fines and private litigation claims and damages occur, notwithstanding our belief that we have in place appropriate risk management and compliance programs to mitigate these risks.

We from time-to-time experience compliance issues in foreign jurisdictions.

From time to time, we experience compliance issues and are the subject of governmental investigations in foreign jurisdictions. Compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners and agents will comply with these laws and policies. Should it be determined that any of our foreign subsidiaries or its employees have violated applicable law, it could be subject to legal penalties and its and our business reputation could be damaged.

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

Each of our credit facilities and indentures contain restrictions on certain mergers and asset dispositions.

We derive a significant amount of our revenues from foreign markets, which subjects us to additional business risks that could adversely affect our results of operations.

Our foreign manufacturing operations accounted for approximately 38% of our net trade sales for the fiscal year ended May 31, 2015, not including exports directly from the U.S. which accounted for approximately 2% of our net trade sales for fiscal 2015. We plan to continue to grow our international operations and the growth and maintenance of such operations could be adversely affected by changes in political and economic conditions, inflation rates, trade protection measures, restrictions on foreign investments and repatriation of earnings, changing intellectual property rights, difficulties in staffing and managing foreign operations and changes in regulatory requirements that restrict the sales of our products or increase our costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in material volatility in our costs and earnings and may also adversely affect the carrying values of our assets located outside the U.S.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws of other countries, as well as trade sanctions administered by the office of Foreign Assets Control and the Department of Commerce.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws of other countries generally prohibit companies and their intermediaries from making improper payments to governmental officials or others for the purpose of obtaining or retaining business or for other unfair advantage. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Although we have internal controls and procedures designed to ensure compliance with these laws, there can be no assurance that our controls and procedures will prevent a violation of these laws.

We are required to comply with U.S. regulations on trade sanctions and embargoes administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”), the Commerce Department and similar multi-national bodies and governmental agencies worldwide, which are complex and constantly changing. A violation thereof could subject us to regulatory enforcement actions and significant civil and criminal penalties and fines.

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

In response to, for instance, an economic crisis or recession, governments may revise tax laws, regulations or official interpretations in ways that could have a significant impact on us, including modifications that could, for example, reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way in which they are structured. If changes in tax laws, regulations or interpretations were to significantly increase the tax rates on non-U.S. income, our effective tax rate could increase, our profits could be reduced, and if such increases were a result of our status as a U.S. company, could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.

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

The interpretation and application of data protection laws in the U.S., Europe and elsewhere are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Despite our efforts to protect sensitive information and confidential and personal data and comply with and implement data security measures, our facilities, and systems may be vulnerable to security breaches and other data loss, including cyber-attacks and, in fact, we have experienced data security incidents that have not had a material impact on our financial results. In addition, it is not possible to predict the impact of the future loss, alteration or misappropriation of information in our possession related to us, our employees, former employees, customers or suppliers. This could lead to negative publicity, legal claims, theft, modification or destruction of proprietary information or key information, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions and other significant costs, which could adversely affect our reputation, financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments.

Not Applicable.

Item 2.    Properties.

Our corporate headquarters and a plant and offices for one subsidiary are located on a 119-acre site, which we own in Medina, Ohio. As of May 31, 2015, our operations occupied a total of approximately 14.2 million square feet, with the majority, approximately 11.8 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 14.2 million square feet occupied, approximately 7.0 million square feet are owned and approximately 7.2 million square feet are occupied under operating leases.

Set forth below is a description, as of May 31, 2015, of our principal facilities which we believe are material to our operations:

Location	Business/Segment	Approximate Square Feet Of Floor Space	Leased or Owned

Capacava, Brazil	Euclid (Industrial)	325,000	Owned

Pleasant Prairie, Wisconsin	Rust-Oleum (Consumer)	303,200	Owned

Cleveland, Ohio	RPM2-Industrial (Industrial)	224,624	Owned

Toronto, Ontario, Canada	Tremco (Industrial)	207,160	Owned

LaFayette, Georgia	Euclid (Industrial)	201,109	Owned

Dayton, Nevada	Carboline (Industrial)	184,533	Owned

Newark, New Jersey	Rust-Oleum (Consumer)	182,418	Owned

Cleveland, Ohio	Euclid (Industrial)	173,058	Owned

Cleveland, Ohio	Tremco (Industrial)	160,300	Owned

Bodenwoehr, Germany	illbruck (Industrial)	151,171	Owned

Baltimore, Maryland	DAP (Consumer)	144,200	Owned

Hagerstown, Maryland	Rust-Oleum (Consumer)	143,000	Owned

Arkel, Netherlands	illbruck (Industrial)	140,067	Owned

Tipp City, Ohio	DAP (Consumer)	140,000	Owned

Zelem, Belgium	Rust-Oleum (Consumer)	136,150	Owned

Attelboro, Massachusetts	Rust-Oleum (Consumer)	133,650	Owned

Hudson, North Carolina	RPM2-Industrial (Industrial)	129,300	Owned

Lake Charles, Louisiana	Carboline (Industrial)	114,287	Owned

Lesage, West Virginia	Rust-Oleum (Consumer)	112,000	Owned

Somerset, New Jersey	Rust-Oleum (Consumer)	110,000	Owned

Wigan, Lanc, United Kingdom	Tremco (Industrial)	106,020	Owned

Maple Shade, New Jersey	Stonhard (Industrial)	77,500	Owned

Dallas, Texas	DAP (Consumer)	74,000	Owned

Kenosha, Wisconsin	Rust-Oleum (Consumer)	850,243	Leased

Martinsburg, West Virginia	Rust-Oleum (Consumer)	629,096	Leased

Riverside, California	Rust-Oleum (Consumer)	309,535	Leased

Vaughan, Ontario, Canada	Rust-Oleum (Consumer)	213,847	Leased

Paterson, New Jersey	RPM2-Consumer (Consumer)	185,947	Leased

Baltimore, Maryland	DAP (Consumer)	168,555	Leased

Williamsport, Maryland	Rust-Oleum (Consumer)	162,058	Leased

Odessa, Florida	Euclid (Industrial)	116,500	Leased

Burlington, Washington	RPM2-Industrial (Industrial)	113,875	Leased

Bodenwoehr, Germany	illbruck (Industrial)	100,000	Leased

We lease certain of our properties under long-term leases. Some of these leases provide for increased rent based on an increase in the cost-of-living index. For information concerning our rental obligations, see Note L, “Leases” of the Notes to Consolidated Financial Statements, which appears in the 2015 Annual Report to Stockholders and is incorporated herein by reference. Under many of our leases, we are obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.

We believe that our manufacturing plants and office facilities are well maintained and suitable for our operations.

Item 3.    Legal Proceedings.

Asbestos Litigation and the Bankruptcy Filings by SPHC and Bondex

On May 31, 2010, Bondex and its parent, SPHC, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware to reorganize under chapter 11 of the U.S. Bankruptcy Code. SPHC is the parent company of Bondex and also serves as the parent company for various operating companies that are not part of the reorganization filing, including Chemical Specialties Manufacturing Corp., Day-Glo Color Corp., Dryvit Systems, Inc. through Dryvit Holdings, Inc., Guardian Protection Products Inc., Kop-Coat Inc., TCI, Inc. and RPM Wood Finishes Group, Inc. The Bankruptcy Plan was confirmed on December 10, 2014 and, effective as of December 23, 2014, Bondex, SPHC, Republic and NMBFiL emerged from bankruptcy. For information regarding asbestos litigation involving SPHC and Bondex, see Note A(2) to the Consolidated Financial Statements.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 4A.    Executive Officers of the Registrant*.

The name, age and positions of each of our Executive Officers as of July 27, 2015 are as follows:

Name	Age	Position and Offices Held
Frank C. Sullivan	54	Chairman and Chief Executive Officer
Ronald A. Rice	52	President and Chief Operating Officer
Russell L. Gordon	49	Vice President and Chief Financial Officer
Edward W. Moore	58	Senior Vice President, General Counsel and Chief Compliance Officer
Janeen B. Kastner	48	Vice President – Corporate Benefits and Risk Management
Matthew T. Ratajczak	47	Vice President – Global Tax and Treasurer
Barry M. Slifstein	55	Vice President – Investor Relations
Keith R. Smiley	53	Vice President – Finance and Controller

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

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

Janeen B. Kastner was elected Vice President — Corporate Benefits and Risk Management in 2007. Ms. Kastner had been our Director of Human Resources and Administration since 2000. Ms. Kastner joined the Company in 1997 as Manager of Benefits and Insurance. Prior to joining the Company, Ms. Kastner was a pension plan consultant with Watson Wyatt & Co.

Matthew T. Ratajczak was elected Vice President — Global Tax and Treasurer in 2012. Mr. Ratajczak joined the Company as director of taxes in 2004 and was elected Vice President — Global Taxes in 2005. Prior to joining the Company, he was Director of Global Tax for Noveon, Inc., a specialty chemicals company, and began his career with Ernst & Young LLP.

Barry M. Slifstein was elected Vice President — Investor Relations in 2012. Mr. Slifstein was Vice President and Controller from 2008 to 2012. Previously, Mr. Slifstein was Vice President of Finance, Chief Financial Officer and Treasurer of our DAP Products Inc. operating group, where he was employed from 1999 to 2008. Mr. Slifstein was Finance Director of Alpharma USPD Inc., a global specialty pharmaceutical company from 1998 to 1999, and Corporate Controller for Luitpold Pharmaceuticals Inc., a manufacturer and distributor of various drugs and medical devices from 1995 to 1998.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth at page 72 of the 2015 Annual Report to Stockholders under the heading, “Quarterly Stock Price and Dividend Information” is incorporated herein by reference.

The following table presents information about repurchases of RPM International Inc. Common Stock made by us during the fourth quarter of fiscal 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)

March 1, 2015 through March 31, 2015	14,083	$47.98	—	—
April 1, 2015 through April 30, 2015	2,041	$48.14	—	—
May 1, 2015 through May 31, 2015	56,720	$50.11	—	—

Total—Fourth Quarter	72,844	$49.64	—	—

(1)	All of the shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.’s Amended and Restated 2004 Omnibus Equity and Incentive Plan, the 1997 Restricted Stock Plan and the 2007 Restricted Stock Plan.

(2)	Refer to Note H of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.    Selected Financial Data.

The following table sets forth our selected consolidated financial data for each of the five years during the period ended May 31, 2015.

	Fiscal Years Ended May 31,
	2015	2014	2013	2012	2011
(Amounts in thousands, except per share and percentage data)
Net sales	$4,594,550	$4,376,353	$4,078,655	$3,777,416	$3,381,841
Income before income taxes	453,253	424,487	176,891	328,289	295,053
Net income	228,328	305,984	109,851	233,763	203,168
Return on sales %	5.0%	7.0%	2.7%	6.2%	6.0%
Basic earnings per share attributable to RPM International Inc. Stockholders	$1.81	$2.20	$0.75	$1.65	$1.46
Diluted earnings per share attributable to RPM International Inc. Stockholders	1.78	2.18	0.74	1.65	1.45
Total RPM International Inc. stockholders’ equity	1,291,392	1,382,844	1,200,858	1,183,656	1,263,164
Total RPM International Inc. stockholders’ equity per share	9.94	10.68	9.31	9.24	9.91
Return on total RPM International Inc. stockholders’ equity %	17.1%	23.7%	9.2%	19.1%	17.3%
Average shares outstanding	129,933	129,438	128,956	128,130	127,403
Cash dividends paid	$136,179	$125,743	$117,647	$112,153	$108,585
Cash dividends declared per share	1.020	0.945	0.890	0.855	0.835
Retained earnings	936,996	833,691	667,774	686,818	583,035
Working capital	1,196,610	1,125,209	957,887	1,012,179	1,172,540
Total assets	4,694,240	4,378,365	4,120,847	3,561,813	3,521,186
Long-term debt	1,654,037	1,345,965	1,369,176	1,112,952	1,106,304
Depreciation and amortization	99,176	90,069	86,336	76,023	75,656
Cash from operating activities	330,448	278,149	368,454	294,872	238,166
Cash (used for) investing activities	(559,453)	(149,711)	(477,404)	(267,322)	(105,940)
Cash (used for) from financing activities	110,193	(137,243)	138,150	(117,441)	57,717

Note:	Acquisitions made by us during each of the periods presented and the reconsolidation of SPHC, which occurred on January 1, 2015, may impact comparability from year to year. (See Note A, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements).

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is set forth at pages 26 through 38 of the 2015 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth at page 37 of the 2015 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

The information required by this item is set forth at pages 39 through 71 and 74 of the 2015 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 31, 2015 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of Ernst & Young LLP, our independent registered public accounting firm, are set forth at pages 73 and 75, respectively, of the 2015 Annual Report to Stockholders, which reports are incorporated herein by reference.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information required by this item as to our Directors appearing under the caption “Election of Directors” in our 2015 Proxy Statement is incorporated herein by reference. Information required by this item as to our Executive Officers is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 2015 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. Information required by Items 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is set forth in the 2015 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

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

Item 11.    Executive Compensation.

The information required by this item is set forth in the 2015 Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2015 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2015 Proxy Statement under the headings “Related Person Transactions” and “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The information required by this item is set forth in the 2015 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Related Fee Arrangements,” which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this 2015 Annual Report on Form 10-K:

1. Financial Statements.    The following consolidated financial statements of RPM and the report of our independent registered public accounting firm thereon, included in our 2015 Annual Report to Stockholders on pages 39 through 71 and 74, are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets —

May 31, 2015 and 2014

Consolidated Statements of Income —

fiscal years ended May 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income —

fiscal years ended May 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows —

fiscal years ended May 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity —

fiscal years ended May 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements (including Unaudited Quarterly Financial Information)

2. Financial Statement Schedules.    The following consolidated financial statement schedule of RPM and the report of our independent registered public accounting firm thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements included in our 2015 Annual Report to Stockholders:

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
Frank C. Sullivan Chairman and Chief Executive Officer

Date: July 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated this 27th Day of July, 2015.

Signature	Title

/s/ Frank C. Sullivan Frank C. Sullivan	Chairman, Chief Executive Officer and a Director (Principal Executive Officer)

/s/ Russell L. Gordon Russell L. Gordon	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Keith R. Smiley Keith R. Smiley	Vice President-Finance and Controller (Principal Accounting Officer)

/s/ Thomas C. Sullivan Thomas C. Sullivan	Chairman Emeritus and a Director

/s/ John P. Abizaid John P. Abizaid	Director

/s/ Bruce A. Carbonari Bruce A. Carbonari	Director

/s/ David A. Daberko David A. Daberko	Director

/s/ Salvatore D. Fazzolari Salvatore D. Fazzolari	Director

/s/ Thomas S. Gross Thomas S. Gross	Director

/s/ Craig S. Morford Craig S. Morford	Director

/s/ Frederick R. Nance Frederick R. Nance	Director

/s/ Charles A. Ratner Charles A. Ratner	Director

Signature	Title

/s/ William B. Summers, Jr. William B. Summers, Jr.	Director

/s/ Dr. Jerry Sue Thornton Dr. Jerry Sue Thornton	Director

/s/ Joseph P. Viviano Joseph P. Viviano	Director

RPM INTERNATIONAL INC.

Exhibit Index

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the Company	Registration Statement on Form S-8 (File No. 333-101501)	November 27, 2002
3.2	Amended and Restated By-Laws of the Company	Current Report on Form 8-K (File No. 001-14187)	April 27, 2009
4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Company	Registration Statement on Form S-8 (File No. 333-101501)	November 27, 2002
4.2	Rights Agreement, dated April 21, 2009, by and between the Company and National City Bank, as Rights Agent	Current Report on Form 8-K (File No. 001-14187)	April 27, 2009
4.3	Indenture, dated as of February 14, 2008, between the Company, as issuer, and The Bank of New York Trust Company, as trustee	Registration Statement on Form S-3 (File No. 333-173395)	April 8, 2011
4.3.1	Form of 6.50% Senior Note Due 2018	Current Report on Form 8-K (File No. 001-14187)	February 20, 2008
4.4	Officers’ Certificate and Authentication Order dated October 9, 2009 for the 6.125% Notes due 2019 (which includes the form of Note) issued pursuant to the Indenture, dated as of February 14, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-14187)	October 8, 2009
4.5	Officers’ Certificate and Authentication Order dated May 27, 2011 for the 6.125% Notes due 2019 (which includes the form of Note) issued pursuant to the Indenture, dated as of February 14, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-14187)	May 27, 2011
4.6	Officers’ Certificate and Authentication Order dated October 23, 2012 for the 3.450% Notes due 2022 (which includes the form of Note) issued pursuant to the Indenture, dated as of February 14, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-14187)	October 23, 2012
4.7	First Supplemental Indenture, dated December 9, 2013, for the 2.25% Convertible Senior Notes due 2020 (which includes the form of Note), to the Indenture dated as of February 14, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-14187)	December 11, 2013
4.8	Indenture, dated as of April 8, 2014, between the Company and Wells Fargo Bank, National Association	Registration Statement on Form S-3 (File No. 333-195132)	April 8, 2014

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
4.9	Officers’ Certificate and Authentication Order dated May 29, 2015 for the 5.250% Notes due 2045 (which includes the form of Note) issued pursuant to the Indenture dated as of April 8, 2014, between the Company and Wells Fargo Bank, National Association	Current Report on Form 8-K (File No. 001-14187)	May 29, 2015
10.1	Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, date December 5, 2014	Current Report on Form 8-K (File No. 001-14187)	December 11, 2014
10.2	Second Amended and Restated Receivables Sales Agreement dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014
10.3	Amended and Restated Receivables Purchase Agreement, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 14, 2014
10.3.1	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of February 25, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2015
10.4	Amended and Restated Fee Letter, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014
*10.5	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Frank C. Sullivan, Chairman and Chief Executive Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.6	Form of Amended and Restated Employment Agreement, by and between the Company and each of Ronald A. Rice, President and Chief Operating Officer; and Paul G.P. Hoogenboom, Senior Vice President — Manufacturing and Operations, Chief Information Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.7	Amended and Restated Employment Agreement, by and between the Company and Edward W. Moore, Vice President, General Counsel and Chief Compliance Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2011
*10.8	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.9	RPM International Inc. 1996 Key Employees Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	November 27, 2002
*10.9.1	Amendment No. 1 to RPM International Inc. 1996 Stock Option Plan	Annual Report on Form 10-K (File No. 001-14187)	August 27, 1998
*10.9.2	Amendment to RPM International Inc. 1996 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	May 3, 2001

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
*10.9.3	Amendment No. 3 to RPM International Inc. 1996 Stock Option Plan	Registration Statement on Form S-8 (File No. 333-60104)	November 27, 2002
*10.9.4	Form of Stock Option Agreement to be used in connection with the RPM International Inc. 1996 Stock Option Plan, as amended	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.10	RPM International Inc. Benefit Restoration Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2001
*10.10.1	Amendment No. 1 to the RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003
*10.10.2	Amendment No. 2 to RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.11	RPM International Inc. Deferred Compensation Plan, as Amended and Restated Generally, effective January 1, 2005	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.11.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002
10.12	Second Amendment and Restated Collection Account Agreement, dated July 29, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2010
*10.13	RPM, Inc. 1997 Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.13.1	First Amendment to the RPM, Inc. 1997 Restricted Stock Plan, effective as of October 1, 1998	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002
*10.13.2	Second Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002
*10.13.3	Third Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003
*10.13.4	Fourth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003
*10.13.5	Fifth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 16, 2004
*10.13.6	Sixth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007
*10.13.7	Seventh Amendment to the RPM International Inc. 1997 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
*10.14	RPM International Inc. 2003 Restricted Stock Plan for Directors	Quarterly Report on Form 10-Q (File No. 001-14187)	January 14, 2004
*10.14.1	Amendment No. 1 to the RPM International Inc. 2003 Restricted Stock Plan for Directors	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007
*10.14.2	Amendment No. 2 to the RPM International Inc. 2003 Restricted Stock Plan for Directors, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.15	RPM International Inc. Amended and Restated 2004 Omnibus Equity and Incentive Plan, effective July 21, 2009	Definitive Proxy Statement (File No. 001-14187)	August 27, 2009
*10.15.1	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement (for grants prior to October 10, 2008)	Annual Report on Form 10-K (File No. 001-14187)	August 15, 2005
*10.15.2	Form of Stock Appreciation Rights Agreement (for grants prior to October 10, 2008)	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2005
*10.15.3	Form of Performance-Contingent Restricted Stock (PCRS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 7, 2011
*10.15.4	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009
*10.15.5	Form of Stock Appreciation Rights Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009
*10.16	RPM International Inc. 2007 Restricted Stock Plan	Current Report on Form 8-K (File No. 001-14187)	October 12, 2006
*10.16.1	Amendment No. 1 to the RPM International Inc. 2007 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009
*10.17	RPM International Inc. Amended and Restated Incentive Compensation Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	October 9, 2007
*10.18	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Russell L. Gordon, Vice President and Chief Financial Officer	Annual Report on Form 10-K (File No. 001-14187)	July 24, 2013
10.19	Letter Agreement, dated May 31, 2014, by and between the Company and Paul G. P. Hoogenboom	Annual Report on Form 10-K (File No. 001-14187)	August 14, 2014
10.20	Settlement Term Sheet, dated July 26, 2014, by and among the Company, Bondex, SPHC, Republic, the Asbestos Claimants’ Committee, counsel for each member of the Asbestos Claimant’s Committee in its individual capacity and on behalf of such member, and Eric Green, in his capacity as the Future Claimants’ Representative	Current Report on Form 8-K (File No. 001-14187)	July 31, 2014

Exhibit Number		Incorporated by reference herein
	Description	Form	Date
*10.21	RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 10, 2014	Definitive Proxy Statement (File No. 001-14187)	August 26, 2014
10.22	Plan of Reorganization	Current Report on Form 8-K (File No. 001-14187)	December 23, 2014
12	Computation of Ratio of Earnings to Fixed Charges (x)
13.1	Portions of RPM International Inc.’s 2015 Annual Report to Stockholders (x)
21.1	Subsidiaries of the Company (x)
23.1	Consent of Independent Registered Public Accounting Firm (x)
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer (x)
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer (x)
32.1	Section 1350 Certification of the Company’s Chief Executive Officer (xx)
32.2	Section 1350 Certification of the Company Chief Financial Officer (xx)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Management contract or compensatory plan or arrangement.
(x)	Filed herewith.
(xx)	Furnished herewith.

RPM International Inc. and Subsidiaries

Valuation And Qualifying Accounts and Reserves

(In thousands)	Balance at Beginning of Period	Additions Charged to Selling, General and Administrative		Acquisitions (Disposals) of Businesses and Reclassifications			(Deductions) Additions		Balance at End of Period
Year Ended May 31, 2015
Current:
Allowance for doubtful accounts	$27,641		$4,929		$1,715		$(9,759	)(1)	$24,526

Accrued product liability reserves	$10,589		$1,151		$579		$(403	)(2)	$11,916

Accrued loss reserves	$2,731		$937		$1,113	(3)	$(3,398	)(2)	$1,383

Noncurrent:
Accrued product liability	$29,653		$10,034	$			$(9,919	)(2)	$29,768

Environmental reserves	$2,005		$1,715		$1,370	(3)	$(1,592	)(2)	$3,498

Year Ended May 31, 2014
Current:
Allowance for doubtful accounts	$28,904		$7,618	$			$(8,881	)(1)	$27,641

Accrued product liability reserves	$15,582		$3,186	$			$(8,179	)(2)	$10,589

Accrued loss reserves	$3,418		$275		$494	(3)	$(1,456	)(2)	$2,731

Noncurrent:
Accrued product liability	$29,489		$4,968	$			$(4,804	)(2)	$29,653

Environmental reserves	$3,274	$			$(494	)(3)	$(775	)(2)	$2,005

Year Ended May 31, 2013
Current:
Allowance for doubtful accounts	$26,507		$9,799		$—		$(7,402	)(1)	$28,904

Accrued product liability reserves	$11,736		$5,499		$—		$(1,653	)(2)	$15,582

Accrued loss reserves	$3,580		$195		$227	(3)	$(584	)(2)	$3,418

Noncurrent:
Accrued product liability	$28,592		$7,653	$			$(6,756	)(2)	$29,489

Environmental reserves	$3,952		$(60)		$(227	)(3)	$(391	)(2)	$3,274

(1)	Uncollectible accounts written off, net of recoveries

(2)	Primarily claims paid during the year, net of insurance contributions

(3)	Primarily transfers between current and noncurrent

S-1