Form 10-Q
period 2015-08-31
RPM INTERNATIONAL INC/DE/
filed 2015-10-07
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015,

or

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

As of October 1, 2015

133,046,015 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	August 31, 2015	May 31, 2015
Assets
Current Assets
Cash and cash equivalents	$169,458	$174,711
Trade accounts receivable (less allowances of $25,032 and $24,526, respectively)	926,213	956,211
Inventories	718,969	674,205
Deferred income taxes	33,203	29,892
Prepaid expenses and other current assets	277,664	264,827

Total current assets	2,125,507	2,099,846

Property, Plant and Equipment, at Cost	1,259,536	1,258,304
Allowance for depreciation	(679,178)	(668,658)

Property, plant and equipment, net	580,358	589,646

Other Assets
Goodwill	1,202,311	1,215,688
Other intangible assets, net of amortization	592,322	604,130
Deferred income taxes, non-current	6,904	5,685
Other	154,005	179,245

Total other assets	1,955,542	2,004,748

Total Assets	$4,661,407	$4,694,240

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$442,606	$512,165
Current portion of long-term debt	1,578	2,038
Accrued compensation and benefits	102,272	169,370
Accrued losses	20,504	22,016
Other accrued liabilities	245,856	197,647

Total current liabilities	812,816	903,236

Long-Term Liabilities
Long-term debt, less current maturities	1,730,613	1,654,037
Other long-term liabilities	737,819	752,821
Deferred income taxes	83,137	90,681

Total long-term liabilities	2,551,569	2,497,539

Commitments and contingencies (Note 13)

Stockholders’ Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued
Common stock, par value $0.01; authorized 300,000 shares; issued 139,579 and outstanding 133,146 as of August 2015; issued 138,828 and outstanding 133,203 as of May 2015	1,331	1,332
Paid-in capital	878,835	872,127
Treasury stock, at cost	(160,276)	(124,928)
Accumulated other comprehensive (loss)	(427,665)	(394,135)
Retained earnings	1,002,177	936,996

Total RPM International Inc. stockholders’ equity	1,294,402	1,291,392
Noncontrolling Interest	2,620	2,073

Total equity	1,297,022	1,293,465

Total Liabilities and Stockholders’ Equity	$4,661,407	$4,694,240

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended August 31,
	2015	2014
Net Sales	$1,242,526	$1,203,896
Cost of Sales	709,568	695,503

Gross Profit	532,958	508,393
Selling, General and Administrative Expenses	372,854	346,525
Interest Expense	22,460	19,415
Investment (Income), Net	(4,068)	(3,803)
Other (Income), Net	(489)	(1,822)

Income Before Income Taxes	142,201	148,078
Provision for Income Taxes	41,839	43,239

Net Income	100,362	104,839
Less: Net Income Attributable to Noncontrolling Interests	547	5,760

Net Income Attributable to RPM International Inc. Stockholders	$99,815	$99,079

Average Number of Shares of Common Stock Outstanding:
Basic	130,045	130,094

Diluted	137,307	135,032

Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders
Basic	$0.76	$0.74

Diluted	$0.74	$0.73

Cash Dividends Declared per Share of Common Stock	$0.260	$0.240

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended August 31,
	2015	2014
Net Income	$100,362	$104,839
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(30,606)	(21,266)
Pension and other postretirement benefit liability adjustments (net of tax of $2,014 and $1,455, respectively)	4,160	2,929
Unrealized (loss) gain on securities (net of tax of $(3,228) and $114, respectively)	(7,084)	76
Unrealized gain (loss) on derivatives (net of tax of $0 and $(42), respectively)	—	(66)

Total other comprehensive (loss)	(33,530)	(18,327)

Total Comprehensive Income	66,832	86,512
Less: Comprehensive Income Attributable to Noncontrolling Interests	547	2,380

Comprehensive Income Attributable to RPM International Inc. Stockholders	$66,285	$84,132

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$100,362	$104,839
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	16,775	15,048
Amortization	11,092	8,246
Deferred income taxes	(8,207)	1,984
Stock-based compensation expense	6,707	5,700
Other	2,093	(605)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease (increase) in receivables	19,112	(72,292)
(Increase) in inventory	(52,082)	(17,338)
Decrease (increase) in prepaid expenses and other current and long-term assets	186	(2,307)
(Decrease) in accounts payable	(65,285)	(115,686)
(Decrease) in accrued compensation and benefits	(65,704)	(70,880)
(Decrease) in accrued losses	(1,466)	(8,311)
Increase in other accrued liabilities	35,868	29,911
Other	7,144	(3,542)

Cash Provided By (Used For) Operating Activities	6,595	(125,233)

Cash Flows From Investing Activities:
Capital expenditures	(12,035)	(12,050)
Acquisition of businesses, net of cash acquired	(5,120)	(33,472)
Purchase of marketable securities	(4,775)	(5,034)
Proceeds from sales of marketable securities	8,843	7,512
Other	2,750	(319)

Cash (Used For) Investing Activities	(10,337)	(43,363)

Cash Flows From Financing Activities:
Additions to long-term and short-term debt	94,516	131,907
Reductions of long-term and short-term debt	(18,401)	(5,468)
Cash dividends	(34,634)	(31,987)
Shares repurchased and returned for taxes	(35,348)	(4,695)
Payments of acquisition-related contingent consideration	(1,585)	(24,750)
Other	267	244

Cash Provided By Financing Activities	4,815	65,251

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6,326)	(4,498)

Net Change in Cash and Cash Equivalents	(5,253)	(107,843)
Cash and Cash Equivalents at Beginning of Period	174,711	332,868

Cash and Cash Equivalents at End of Period	$169,458	$225,025

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015

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

Noncontrolling interests are presented in our consolidated financial statements as if parent company investors (controlling interests) and other minority investors (noncontrolling interests) in partially-owned subsidiaries have similar economic interests in a single entity. As a result, investments in noncontrolling interests are reported as equity in our consolidated financial statements. Additionally, our consolidated financial statements include 100% of a controlled subsidiary’s earnings, rather than only our share. Transactions between the parent company and noncontrolling interests are reported in equity as transactions between stockholders, provided that these transactions do not create a change in control.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three month periods ended August 31, 2015 and 2014. For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2015.

Our business is dependent on external weather factors. Historically, we have experienced strong sales and net income in our first, second and fourth fiscal quarters comprising the three month periods ending August 31, November 30 and May 31, respectively, with weaker performance in our third fiscal quarter (December through February).

NOTE 2—SPECIALTY PRODUCTS HOLDING CORP. (“SPHC”)

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

Similarly, Republic Powdered Metals, Inc. (“Republic”) and NMBFiL, Inc. (“NMBFiL”), both of which are indirect wholly owned subsidiaries of RPM International Inc. (“RPM”), filed to reorganize under chapter 11 of the Bankruptcy Code in August 2014 to resolve all their pending and future asbestos-related liability claims. Both Republic and NMBFiL remained consolidated subsidiaries of RPM, considering the short-term nature of the bankruptcy and that RPM maintained control of them from a participating rights perspective.

On December 10, 2014 a plan of reorganization was confirmed (the “Bankruptcy Plan”), and, effective as of December 23, 2014 (the “Effective Date”), Bondex, SPHC, Republic and NMBFiL emerged from bankruptcy. In accordance with the Bankruptcy Plan, trusts were established under Section 524(g) of the United States

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bankruptcy Code (together, the “Trust”) and funded with first installments. Pursuant to the Bankruptcy Plan, the Trust assumed all liability and responsibility for current and future asbestos personal injury claims of Bondex, SPHC, Republic and NMBFiL, and such entities will have no further liability or responsibility for, and will (along with affiliates) be permanently protected from, such asbestos claims.

The Trust was funded with $450 million in cash and a promissory note, bearing no interest and maturing on or before the fourth anniversary of the Effective Date (the “Bankruptcy Note”). The net present value of the Bankruptcy Note, or $329.7 million, is classified as other long-term liabilities in our consolidated financial statements at August 31, 2015. Borrowings under our $800.0 million revolving credit facility were used to fund the initial payment of $450 million, which is classified as long-term debt in our Consolidated Balance Sheets. A portion of the payments due under the Bankruptcy Note is secured by a right to the equity of SPHC, Republic and Bondex. The Bankruptcy Plan, and Bankruptcy Note, provide for the following additional contributions to the Trust:

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

The fair values of SPHC and its subsidiaries have been determined as of January 1, 2015. Additionally, the fair value of RPM Holdco, of which SPHC owns 21.39% of the outstanding common stock, has been determined in order to account for our increase in ownership of the noncontrolling interest as an equity transaction. The total consideration has been allocated on a relative fair value basis between the noncontrolling interest in RPM Holdco, or approximately $208.4 million, and the net assets of SPHC, or approximately $564.2 million. The difference between the fair value of the noncontrolling interest in RPM Holdco and the carrying value of the noncontrolling interest was recorded as an equity transaction. The portion of the transaction accounted for as a business combination resulted in preliminary goodwill of $118.7 million and intangible assets of $176.0 million. The acquired intangible assets totaling $176.0 million comprise the following: $118.7 million of customer and distributor relationships, $2.0 million of definite-lived tradenames, $52.7 million of indefinite-lived tradenames and $2.6 million of formulas. Income tax assets of $271.7 million were recorded in connection with the deductibility of current and future contributions to the Trust. Additionally, deferred tax liabilities of $72.3 million were recorded for the excess of the fair value book basis of certain assets over the corresponding tax basis. The fair values of net tangible assets, intangible assets and the noncontrolling interest were based upon valuations, which required our significant use of estimates and assumptions. While the valuations of consideration transferred and total assets acquired and liabilities assumed are substantially complete, measurement period adjustments may be recorded in the future as we finalize certain fair value estimates. The primary areas that remain preliminary relate to the fair values of deferred income taxes.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which establishes a comprehensive revenue recognition standard for virtually all industries in GAAP. Under the original issuance, the new standard would have applied to annual periods beginning after December 15, 2016, including interim periods therein. However, in August 2015, the FASB issued ASU 2015-14, which extends the standard effective date by one year and includes an option to apply the standard on the original effective date. We have not yet determined the effects, if any, adoption of this pronouncement may have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 “Interest-Imputation of Interest,” which changes the presentation of debt issuance costs in financial statements and specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of the note. The guidance does not change the current requirements surrounding the recognition and measurement of debt issuance costs, and the amortization of debt issuance costs will continue to be reported as interest expense. The guidance is effective for years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is allowed for all entities and the new guidance shall be applied to all prior periods retrospectively. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial position and results of operations, although it will change the financial statement classification of the deferred debt cost. As of August 31, 2015, we had $3.0 million and $10.6 million of current and long-term net deferred debt costs, respectively. As of May 31, 2015, we had $3.0 million and $11.5 million of current and long-term net deferred debt costs, respectively. Current and long-term deferred debt costs are included in our Consolidated Balance Sheets and are reflected in prepaid expenses and other current assets, and other long-term assets, respectively. Under the new guidance, the net deferred debt costs would offset the carrying amount of the respective debt on the Consolidated Balance Sheets.

NOTE 4 – MARKETABLE SECURITIES

The following tables summarize marketable securities held at August 31, 2015 and May 31, 2015 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
August 31, 2015
Equity securities:
Stocks — foreign	$4,201	$193	$(415)	$3,979
Stocks — domestic	31,465	2,757	(1,004)	33,218
Mutual funds — foreign	32,681	959	(2,702)	30,938
Mutual funds — domestic	56,690	9	(5,477)	51,222

Total equity securities	125,037	3,918	(9,598)	119,357
Fixed maturity:
U.S. treasury and other government	21,187	111	(179)	21,119
Corporate bonds	1,214	139	—	1,353
Foreign bonds	36	2	—	38
Mortgage-backed securities	59	37	—	96

Total fixed maturity securities	22,496	289	(179)	22,606

Total	$147,533	$4,207	$(9,777)	$141,963

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2015
Equity securities:
Stocks — foreign	$3,722	$339	$(85)	$3,976
Stocks — domestic	34,368	5,649	(559)	39,458
Mutual funds — foreign	32,657	2,114	(230)	34,541
Mutual funds — domestic	56,442	228	(2,779)	53,891

Total equity securities	127,189	8,330	(3,653)	131,866
Fixed maturity:
U.S. treasury and other government	21,340	171	(162)	21,349
Corporate bonds	1,218	171	—	1,389
Foreign bonds	36	2	—	38
Mortgage-backed securities	81	47	—	128

Total fixed maturity securities	22,675	391	(162)	22,904

Total	$149,864	$8,721	$(3,815)	$154,770

Marketable securities, included in other current and long-term assets totaling $77.8 million and $64.2 million at August 31, 2015, respectively, and included in other current and long-term assets totaling $69.3 million and $85.5 million at May 31, 2015, respectively, are composed of available-for-sale securities and are reported at fair value. We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

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

Gross gains realized on sales of investments were $2.5 million and $2.1 million for the quarters ended August 31, 2015 and 2014, respectively. During the first quarter of fiscal 2016, we recognized gross realized losses on sales of investments of $0.1 million, while we recognized no such losses during the first quarter of fiscal 2015. These amounts are included in investment (income), net in the Consolidated Statements of Income.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized below are the securities we held at August 31, 2015 and May 31, 2015 that were in an unrealized loss position and that were included in accumulated other comprehensive income (loss), aggregated by the length of time the investments had been in that position:

	August 31, 2015		May 31, 2015
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$100,639	$(9,777)	$58,978	$(3,815)
Unrealized losses with a loss position for less than 12 months	81,271	(7,231)	32,693	(1,441)
Unrealized losses with a loss position for more than 12 months	19,368	(2,546)	26,285	(2,374)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. The unrealized losses generally relate to investments whose fair values at August 31, 2015 were less than 15% below their original cost. From time to time, we may experience significant volatility in general economic and market conditions. If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at August 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$3,609	$3,609
One year through five years	15,787	15,724
Six years through ten years	1,919	1,937
After ten years	1,181	1,336

	$22,496	$22,606

NOTE 5 — FAIR VALUE MEASUREMENTS

Financial instruments recorded in the balance sheet include cash and cash equivalents, trade accounts receivable, marketable securities, notes and accounts payable, and debt.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All derivative instruments are recognized in our Consolidated Balance Sheets and measured at fair value. Changes in the fair values of derivative instruments that do not qualify as hedges and/or any ineffective portion of hedges are recognized as a gain or (loss) in our Consolidated Statements of Income in the current period. Changes in the fair value of derivative instruments used effectively as cash flow hedges are recognized in other comprehensive income (loss), along with the change in the value of the hedged item. We do not hold or issue derivative instruments for speculative purposes.

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at August 31, 2015
U.S. Treasury and other government	$—	$21,119	$—	$21,119
Foreign bonds		38		38
Mortgage-backed securities		96		96
Corporate bonds		1,353		1,353
Stocks — foreign	3,979			3,979
Stocks — domestic	33,218			33,218
Mutual funds — foreign		30,938		30,938
Mutual funds — domestic		51,222		51,222
Foreign currency forward contract		(5,226)		(5,226)
Contingent consideration			(26,013)	(26,013)

Total	$37,197	$99,540	$(26,013)	$110,724

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2015
U.S. Treasury and other government	$—	$21,349	$—	$21,349
Foreign bonds		38		38
Mortgage-backed securities		128		128
Corporate bonds		1,389		1,389
Stocks — foreign	3,976			3,976
Stocks — domestic	39,458			39,458
Mutual funds — foreign		34,541		34,541
Mutual funds — domestic		53,891		53,891
Foreign currency forward contract		(6,369)		(6,369)
Contingent consideration			(27,598)	(27,598)

Total	$43,434	$104,967	$(27,598)	$120,803

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

At August 31, 2015, we had a foreign currency forward contract with a fair value of approximately $5.2 million, which is classified in other accrued liabilities in our Consolidated Balance Sheets. At May 31, 2015, we had a foreign currency forward contract with a fair value of approximately $6.4 million, which is classified in other accrued liabilities in our Consolidated Balance Sheets. Our foreign currency forward contract, which has not been designated as a hedge, was designed to reduce our exposure to the changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows. The foreign exchange rates included in the forward contract are based upon observable market data, but are not quoted market prices, and therefore, the forward currency forward contract is considered a Level 2 liability on the fair value hierarchy.

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation, which are considered to be Level 3 inputs. During the first quarter of fiscal 2016, we paid approximately $1.6 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current period. These amounts are reported in payments of acquisition-related contingent consideration in the Consolidated Statements of Cash Flows.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At August 31, 2015 and May 31, 2015, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of August 31, 2015 and May 31, 2015 are as follows:

	At August 31, 2015
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$169,458	$169,458
Marketable equity securities	119,357	119,357
Marketable debt securities	22,606	22,606
Long-term debt, including current portion	1,732,191	1,827,275

	At May 31, 2015
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$174,711	$174,711
Marketable equity securities	131,866	131,866
Marketable debt securities	22,904	22,904
Long-term debt, including current portion	1,656,075	1,783,962

NOTE 6 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended August 31,
(In thousands)	2015	2014
Interest (income)	$(1,364)	$(1,404)
(Gain) on sale of marketable securities	(2,376)	(2,116)
Dividend (income)	(328)	(283)

Investment (income), net	$(4,068)	$(3,803)

NOTE 7 — OTHER (INCOME), NET

Other (income), net, consists of the following components:

	Three Months Ended August 31,
(In thousands)	2015	2014
(In thousands)
Royalty (income) expense, net	$(10)	$(1,217)
(Income) related to unconsolidated equity affiliates	(479)	(605)

Other (income), net	$(489)	$(1,822)

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — INCOME TAXES

The effective income tax rate was 29.4% for the three months ended August 31, 2015 compared to an effective income tax rate of 29.2% for the three months ended August 31, 2014.

The effective tax rate for the three month periods ended August 31, 2015 and 2014 reflect variances from the 35% federal statutory rate primarily due to lower effective tax rate of certain of our foreign subsidiaries, the benefit of the domestic manufacturing deduction and the unfavorable impact of state and local taxes.

At May 31, 2015, we determined that it was possible that we would repatriate approximately $419.1 million of undistributed foreign earnings in the foreseeable future. Accordingly, as of May 31, 2015, we recorded a deferred income tax liability of $108.5 million, which represented our estimate of the U.S income and foreign withholding tax associated with the $419.1 million of unremitted foreign earnings. Based on August 31, 2015 exchange rates, the amount of undistributed earnings that may be repatriated has been revalued to $400.8 million and the corresponding deferred tax liability has been reduced to $101.6 million. The reduction in the deferred tax liability is primarily due to the impact of foreign exchange, which is reflected in accumulated other comprehensive income (loss). We have not provided for U.S. income and foreign withholding taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of August 31, 2015. Accordingly, no provision has been made for U.S. income taxes or foreign withholding taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were distributed to the U.S.

NOTE 9 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	August 31, 2015	May 31, 2015
Raw material and supplies	$249,080	$235,649
Finished goods	469,889	438,556

Total Inventory, Net of Reserves	$718,969	$674,205

NOTE 10 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three months ended August 31, 2015, we repurchased approximately 300,000 shares of our common stock under this program, for approximately $12.8 million.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method for the first quarter ended August 31, 2014. For the quarter ended August 31, 2015, the two-class method was used to compute basic earnings per share, while the treasury stock method was utilized for the purpose of computing diluted earnings per share, as that method resulted in the most-dilutive earnings per share.

	Three Months Ended August 31,
(In thousands, except per share amounts)	2015	2014
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$99,815	$99,079
Less: Allocation of earnings and dividends to participating securities	(1,577)	(2,179)

Net income available to common shareholders — basic	98,238	96,900
Add: Undistributed earnings reallocated to unvested shareholders		12
Reverse allocation of earnings and dividends to participating securities	1,577
Add: Income effect of contingently issuable shares	1,356	1,339

Net income available to common shareholders — diluted	$101,171	$98,251

Denominator for basic and diluted earnings per share:
Basic weighted average common shares	130,045	130,094
Average diluted options	2,360	1,065
Net issuable common share equivalents	1,023
Additional shares issuable assuming conversion of convertible securities (2)	3,879	3,873

Total shares for diluted earnings per share	137,307	135,032

Earnings Per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.76	$0.74

Diluted (1)	$0.74	$0.73

(1)	For the quarters ended August 31, 2015 and 2014, approximately 2,201,000 and 3,034,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted earnings per share, as the effect would have been anti-dilutive.
(2)	Represents the number of shares that would be issued if our contingently convertible notes were converted. We include these shares in the calculation of diluted EPS as the conversion of the notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees.

Historically, we estimated the service and interest cost components of net periodic pension and postretirement benefit cost by applying a single weighted-average discount rate, derived from the yield curve used to measure the benefit obligation at the beginning of the period. During the current fiscal quarter, we elected to change our approach in estimating service and interest cost by applying the split discount rate approach. Under the split discount rate approach, we estimate service and interest cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change in order to more precisely measure our service and interest costs, and the split discount rate approach achieves this by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. This change will not affect the measurement of our total benefit obligation at our annual measurement date, as the change in service and interest cost is completely offset by deferred actuarial (gains)/losses that will arise at the next annual measurement date. As this change is treated as a change in estimate, the impact is reflected in the current period and prospectively, and historical measurements of service and interest cost are not affected.

This change in estimate is anticipated to reduce our current year annual net periodic benefit expense by approximately $5.4 million for our U.S. Plans and by approximately $1.0 million for our non-U.S. plans. Accordingly, for the quarter ended August 31, 2015, total service cost and interest cost for all plans was $9.6 million and $6.1 million, respectively, a reduction of $0.2 million and $1.4 million, respectively, as a result of implementing the new approach. This resulted in an increase in income from continuing operations and net income of approximately $1.6 million and $1.1 million, respectively, and an increase in both basic and diluted earnings per share of $0.01.

The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three month periods ended August 31, 2015 and 2014:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended August 31,		Three Months Ended August 31,
Pension Benefits	2015	2014	2015	2014
(In thousands)
Service cost	$8,202	$7,564	$1,067	$1,231
Interest cost	4,499	5,002	1,323	1,891
Expected return on plan assets	(6,437)	(6,034)	(1,983)	(2,296)
Amortization of:
Prior service cost	58	74		10
Net actuarial losses recognized	4,190	3,472	457	487

Net Periodic Benefit Cost	$10,512	$10,078	$864	$1,323

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans		Non-U.S. Plans
	Three Months Ended August 31,		Three Months Ended August 31,
Postretirement Benefits	2015	2014	2015	2014
(In thousands)
Service cost	$—	$—	$281	$313
Interest cost	59	66	221	308
Amortization of:
Prior service (credit)	(62)	(62)
Net actuarial (gains) losses recognized	—	(34)	61	104

Net Periodic Benefit Cost	$(3)	$(30)	$563	$725

Note that the information reflected above for the U.S. plans includes the Day-Glo plan as of its reconsolidation date of January 1, 2015.

We previously disclosed in our financial statements for the fiscal year ended May 31, 2015 that we expected to contribute approximately $31.9 million to our retirement plans in the U.S. and approximately $5.7 million to plans outside the U.S. during the current fiscal year. As of August 31, 2015, this has not changed.

NOTE 13 — CONTINGENCIES AND OTHER ACCRUED LOSSES

We provide, through our wholly owned insurance subsidiaries, certain insurance coverage, primarily product liability coverage, to our other subsidiaries. Excess coverage is provided by third-party insurers. Our product liability accruals provide for these potential losses as well as other uninsured claims. Product liability accruals are established based upon actuarial calculations of potential liability using industry experience, actual historical experience and actuarial assumptions developed for similar types of product liability claims, including development factors and lag times. To the extent there is a reasonable possibility that potential losses could exceed the amounts already accrued, we believe that the amount of any such additional loss would be immaterial to our results of operations, liquidity and consolidated financial position.

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at August 31, 2015, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense.

Also, due to the nature of our businesses, the amount of claims paid can fluctuate from one period to the next. While our warranty liabilities represent our best estimates of our expected losses at any given time, from time-to-time we may revise our estimates based on our experience relating to factors such as weather conditions, specific circumstances surrounding product installations and other factors.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table includes the changes in our accrued warranty balances:

	Quarter Ended August 31,
(In thousands)	2015	2014
Beginning Balance	$11,663	$14,741
Deductions (1)	(4,660)	(14,675)
Provision charged to SG&A expense	3,109	7,355

Ending Balance	$10,112	$7,421

(1)	Primarily claims paid during the year.

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

We were notified by the SEC on June 24, 2014, that we are the subject of a formal investigation pertaining to the timing of our disclosure and accrual of loss reserves in fiscal 2013 with respect to the previously disclosed U.S. Department Of Justice (the “DOJ”) and the U.S. General Services Administration (the “GSA”) Office of Inspector General investigation into compliance issues relating to Tremco Roofing Division’s GSA contracts. We are cooperating with the SEC in its ongoing investigation and continue to be engaged in discussions with the staff of the Division of Enforcement concerning potential issues arising out of the SEC’s investigation. As previously disclosed, our audit committee completed an investigation into the facts and circumstances surrounding the timing of our disclosure and accrual of loss reserves with respect to the GSA and DOJ investigations, and determined that it was appropriate to restate our financial results for the first, second and third quarters of fiscal 2013. These restatements had no impact on our audited financial statements for the fiscal years ended May 31, 2013 or 2014. The audit committee’s investigation concluded that there was no intentional misconduct on the part of any of our officers.

At this time, we are unable to predict the outcome of this matter or provide quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows. Any action by the SEC could result in sanctions against us and/or certain of our officers. A protracted investigation could impose substantial additional costs and distractions, regardless of its outcome.

As previously reported, in January 2013, we entered into a Voluntary Self-Disclosure Agreement (“VSDA”) with the State of Delaware relating to certain property that may be held by us, including securities, payments, and refunds to employees, vendors and customers, that has been unclaimed for a specified period of time. Delaware’s Abandoned Property Law, like other state and federal escheat laws, generally requires companies to report and remit unclaimed property to the state. In September 2015, we completed our review of previously unreported abandoned property and paid all amounts due to the State of Delaware. The impact of this matter was not material to our consolidated financial condition, results of operations or cash flows.

A consolidated class-action complaint is pending against Rust-Oleum seeking to have a class certified and alleging breach of warranty, breach of contract and other claims regarding certain deck coating products of Rust-Oleum. Rust-Oleum plans to vigorously defend this action, including any attempts at class certification. At this time, we are unable to predict the outcome of this matter or provide any quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three months ended August 31, 2015 and 2014:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2015	$1,291,392	$2,073	$1,293,465
Net income	99,815	547	100,362
Other Comprehensive Income:
Foreign currency translation adjustments	(30,606)		(30,606)
Pension and other postretirement benefit liability adjustments, net of tax	4,160		4,160
Unrealized (loss) on securities, net of tax	(7,084)		(7,084)

Total Other Comprehensive Income, net of tax	(33,530)	—	(33,530)

Comprehensive Income	66,285	547	66,832
Dividends paid	(34,634)		(34,634)
Shares repurchased and returned for taxes	(35,348)		(35,348)
Stock based compensation expense	6,707		6,707

Total Equity at August 31, 2015	$1,294,402	$2,620	$1,297,022

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2014	$1,382,844	$195,750	$1,578,594
Net income	99,079	5,760	104,839
Other Comprehensive Income:
Foreign currency translation adjustments	(17,738)	(3,528)	(21,266)
Pension and other postretirement benefit liability adjustments, net of tax	2,760	169	2,929
Unrealized (loss) gain on securities, net of tax	83	(7)	76
Unrealized gain on derivatives, net of tax	(52)	(14)	(66)

Total Other Comprehensive Income, net of tax	(14,947)	(3,380)	(18,327)

Comprehensive Income	84,132	2,380	86,512
Dividends paid	(31,987)		(31,987)
Other noncontrolling interest activity	(4)	4	—
Stock option exercises, net of shares returned for taxes	(4,451)		(4,451)
Stock based compensation expense	5,700		5,700

Total Equity at August 31, 2014	$1,436,234	$198,134	$1,634,368

NOTE 15 — SEGMENT INFORMATION

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2015, during July 2015, our Board of Directors approved the realignment of certain businesses and management structure to recognize how we allocate resources and analyze the operating performance of our operating segments. This realignment did not change our reportable segments at May 31, 2015. During August 2015, we made the determination to combine

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our former RPM2-Industrial operating segment and our former SPHC operating segment into a single operating segment, called the “Specialty Products Group,” which is discussed in further detail below. Information for all periods presented has been recast to reflect this change.

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives. We manage our portfolio by organizing our businesses and product lines into three reportable segments: the industrial reportable segment, the specialty reportable segment and the consumer reportable segment. Within each reportable segment, we aggregate operating segments or product lines that consist of individual companies or groups of companies and product lines, which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our seven operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker in determining how to allocate the assets of the company and evaluate performance. These seven operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on income before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”) as a performance evaluation measure because interest expense is essentially related to acquisitions, as opposed to segment operations.

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The industrial reportable segment comprises three separate operating segments — Tremco Group, tremco illbruck Group and Performance Coatings Group. Products and services within this reportable segment include construction chemicals; roofing systems; weatherproofing and other sealants; and polymer flooring.

Our specialty reportable segment products are sold throughout North America and a few international locations, primarily in Europe. Our specialty product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The specialty reportable segment is a single operating segment, which offers products that include industrial cleaners; restoration services equipment; colorants; exterior finishes; edible coatings and specialty glazes for pharmaceutical and food industries; and other specialty OEM coatings. As discussed in Note 2, this segment includes the SPHC businesses, which were reconsolidated as of January 1, 2015.

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and other parts of the world. Our consumer reportable segment products are primarily sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops, cosmetic companies and through distributors. This reportable segment comprises three operating segments — Rust-Oleum Group, DAP Group and RPM2-Consumer Group. Products within this reportable segment include specialty, hobby and professional paints; nail care enamels; caulks; adhesives; silicone sealants and wood stains.

In addition to our three reportable segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with any reportable segment. Assets related

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the corporate/other category consist primarily of investments, prepaid expenses and headquarters’ property and equipment. These corporate and other assets and expenses reconcile reportable segment data to total consolidated income before income taxes, interest expense and earnings before interest and taxes; as well as identifiable assets, capital expenditures and depreciation and amortization.

We reflect income from our joint ventures on the equity method, and receive royalties from our licensees.

The following tables reflect the results of our reportable segments consistent with our management philosophy, and represent the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of businesses. Information for all periods presented has been recast to reflect the current quarter change in reportable segments.

	Three Months Ended
	August 31, 2015	August 31, 2014
	(In thousands)
Net Sales
Industrial Segment	$663,329	$694,284
Specialty Segment	183,640	79,602
Consumer Segment	395,557	430,010

Consolidated	$1,242,526	$1,203,896

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$82,751	$85,423
Interest (Expense), Net (b)	(1,499)	(2,671)

EBIT (c)	$84,250	$88,094

Specialty Segment
Income Before Income Taxes (a)	$28,206	$17,041
Interest (Expense), Net (b)	196	38

EBIT (c)	$28,010	$17,003

Consumer Segment
Income Before Income Taxes (a)	$66,123	$76,669
Interest (Expense), Net (b)	58	(8)

EBIT (c)	$66,065	$76,677

Corporate/Other
(Expense) Before Income Taxes (a)	$(34,879)	$(31,055)
Interest (Expense), Net (b)	(17,147)	(12,971)

EBIT (c)	$(17,732)	$(18,084)

Consolidated
Income (Loss) Before Income Taxes (a)	$142,201	$148,078
Interest (Expense), Net (b)	(18,392)	(15,612)

EBIT (c)	$160,593	$163,690

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 31, 2015	May 31, 2015
Identifiable Assets
Industrial Segment	$2,033,370	$2,105,364
Specialty Segment	798,347	798,893
Consumer Segment	1,661,726	1,626,097
Corporate/Other	167,964	163,886

Consolidated	$4,661,407	$4,694,240

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (GAAP) in the United States, to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
(c)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, income before taxes as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements include all of our majority-owned subsidiaries, except for certain subsidiaries that were deconsolidated during the period from May 31, 2010 through December 31, 2014. We reconsolidated such subsidiaries as of January 1, 2015 (please refer to Note 2 to the consolidated financial statements for further information). Investments in less-than-majority-owned joint ventures for which we have the ability to exercise significant influence over are accounted for under the equity method. Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate these estimates, including those related to our allowances for doubtful accounts; inventories; allowances for recoverable taxes; uncertain tax positions; useful lives of property, plant and equipment; goodwill and other intangible assets; environmental, warranties and other contingent liabilities; income tax valuation allowances; pension plans; and the fair value of financial instruments. We base our estimates on historical experience, our most recent facts, and other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of our assets and liabilities. Actual results, which are shaped by actual market conditions, may differ materially from our estimates.

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

We also record revenues generated under long-term construction contracts, mainly in connection with the installation of specialized roofing and flooring systems, and related services. In general, we account for long-term construction contracts under the percentage-of-completion method, and therefore record contract revenues and related costs as our contracts progress. This method recognizes the economic results of contract performance on a timelier basis than does the completed-contract method; however, application of this method requires reasonably dependable estimates of progress toward completion, as well as other dependable estimates. When reasonably dependable estimates cannot be made, or if other factors make estimates doubtful, the completed-contract method is applied. Under the completed-contract method, billings and costs are accumulated in the balance sheet as the contract progresses, but no revenue is recognized until the contract is complete or substantially complete.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

Our reporting currency is the U.S. dollar. However, the functional currency for each of our foreign subsidiaries is its principal operating currency. We translate the amounts included in our Consolidated Statements of Income from our foreign subsidiaries into U.S. dollars at weighted-average exchange rates, which we believe are representative of the actual exchange rates on the dates of the transactions. Our foreign subsidiaries’ assets and liabilities are translated into U.S. dollars from local currency at the actual exchange rates as of the end of each reporting period, and we record the resulting foreign exchange translation adjustments in our Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). If the U.S. dollar strengthens, we reflect the resulting losses as a component of accumulated other comprehensive income (loss). Conversely, if the U.S. dollar weakens, foreign exchange translation gains result, which favorably impact accumulated other comprehensive income (loss). Translation adjustments may be included in net earnings in the event of a sale or liquidation of certain of our underlying foreign investments. If we determine that the functional currency of any of our foreign subsidiaries should be the U.S. dollar, our financial statements will be affected. Should this occur, we will adjust our reporting to appropriately account for any such changes.

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

We follow the Financial Accounting Standards Board (“FASB”) guidance found in Accounting Standards Codification (“ASC”) 350 that simplifies how an entity tests goodwill for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the two-step goodwill impairment test.

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

In applying the first step of the quantitative test, we compare the fair value of a reporting unit to its carrying value. Calculating the fair value of a reporting unit requires our use of estimates and assumptions. We use significant judgment in determining the most appropriate method to establish the fair value of a reporting unit. We estimate the fair value of a reporting unit by employing various valuation techniques, depending on the availability and reliability of comparable market value indicators, and employ methods and assumptions that include the application of third-party market value indicators and the computation of discounted future cash flows for a reporting unit’s annual projected earnings before interest, taxes, depreciation and amortization (“EBITDA”).

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

Our annual goodwill impairment analysis for fiscal 2015 did not result in any indicators of impairment. Should the future earnings and cash flows at our reporting units decline and/or discount rates increase, future impairment charges to goodwill and other intangible assets may be required.

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

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter. We follow the guidance provided by ASC 350 that simplifies how an entity tests indefinite-lived intangible assets for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Our fiscal 2015 annual impairment tests of each of our indefinite-lived intangible assets did not result in any impairment loss.

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

Contingencies

We are party to various claims and lawsuits arising in the normal course of business. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and estimable. Our provisions are based on historical experience and legal advice, reviewed quarterly and adjusted according to developments. In general, our accruals, including our accruals for environmental, warranty and tax liabilities, discussed further below, represent the best estimate of a range of probable losses. Estimating probable losses requires the analysis of multiple factors that often depend on judgments about potential actions by third parties, such as regulators, courts, and state and federal legislatures. Changes in the amounts of our loss provisions, which can be material, affect our Consolidated Statements of Income. To the extent there is a reasonable possibility that potential losses could exceed the amounts already accrued, we believe that the amount of any such additional loss would be immaterial to our results of operations, liquidity and consolidated financial position. We evaluate our accruals at the end of each quarter, or sometimes more frequently, based on available facts, and may revise our estimates in the future based on any new information becoming available.

Our environmental-related accruals are similarly established and/or adjusted as more information becomes available upon which costs can be reasonably estimated. Actual costs may vary from these estimates because of the inherent uncertainties involved, including the identification of new sites and the development of new information about contamination. Certain sites are still being investigated; therefore, we have been unable to fully evaluate the ultimate costs for those sites. As a result, accruals have not been estimated for certain of these sites and costs may ultimately exceed existing estimated accruals for other sites. We have received indemnities for potential environmental issues from purchasers of certain of our properties and businesses and from sellers of some of the properties or businesses we have acquired. If the indemnifying party fails to, or becomes unable to, fulfill its obligations under those agreements, we may incur environmental costs in addition to any amounts accrued, which may have a material adverse effect on our financial condition, results of operations or cash flows.

We offer warranties on many of our products, as well as long term warranty programs at certain of our businesses, and thus have established corresponding warranty liabilities. Warranty expense is impacted by variations in local construction practices, installation conditions, and geographic and climate differences. Although we believe that appropriate liabilities have been recorded for our warranty expense, actual results may differ materially from our estimates.

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

During the current quarter ended August 31, 2015, we elected to change our approach in estimating the service and interest components of net periodic benefit cost. Please refer to Note 12 to the consolidated financial statements for further information.

Changes in our key plan assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit and various postretirement benefit plans. Based upon May 31, 2015 information, the following tables reflect the impact of a 1% change in the key assumptions applied to our defined benefit pension plans in the U.S. and internationally:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
(In millions)
Discount Rate
Increase (decrease) in expense in FY 2015	$(6.3)	$7.7	$(2.0)	$2.0
Increase (decrease) in obligation as of May 31, 2015	$(61.3)	$76.7	$(31.3)	$37.0
Expected Return on Plan Assets
Increase (decrease) in expense in FY 2015	$(2.9)	$2.9	$(1.8)	$1.8
Increase (decrease) in obligation as of May 31, 2015	N/A	N/A	N/A	N/A
Compensation Increase
Increase (decrease) in expense in FY 2015	$4.9	$(4.4)	$0.8	$(1.1)
Increase (decrease) in obligation as of May 31, 2015	$23.1	$(20.9)	$5.4	$(4.8)

Based upon May 31, 2015 information, the following table reflects the impact of a 1% change in the key assumptions applied to our various postretirement health care plans:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
(In millions)
Discount Rate
Increase (decrease) in expense in FY 2015	$—	$—	$(0.5)	$0.7
Increase (decrease) in obligation as of May 31, 2015	$(0.7)	$0.8	$(4.3)	$5.6
Healthcare Cost Trend Rate
Increase (decrease) in expense in FY 2015	$—	$—	$0.7	$(0.5)
Increase (decrease) in obligation as of May 31, 2015	$0.3	$(0.3)	$6.4	$(3.3)

BUSINESS SEGMENT INFORMATION

In July 2015, our Board of Directors approved the realignment of certain businesses and management structure to recognize how we allocate resources and analyze the operating performance of our operating segments. During August 2015, we made the determination to combine our former RPM2-Industrial operating segment and our former SPHC operating segment into a single operating segment, called the “Specialty Products Group,” which is discussed in further detail below and constitutes a new reportable segment. Information for all periods presented has been recast to reflect this change.

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives. We manage our portfolio by organizing our businesses and product lines into three reportable segments: the industrial reportable segment, the specialty reportable segment and the consumer reportable segment. Within each reportable segment, we aggregate operating segments or product lines that consist of individual companies or groups of companies and product lines, which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our seven operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker in determining how to allocate the assets of the company and evaluate performance. These seven operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on income before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”) as a performance evaluation measure because interest expense is essentially related to acquisitions, as opposed to segment operations.

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The industrial reportable segment comprises three separate operating segments — Tremco Group, tremco illbruck Group and Performance Coatings Group. Products and services within this reportable segment include construction chemicals; roofing systems; weatherproofing and other sealants; and polymer flooring.

Our specialty reportable segment products are sold throughout North America and a few international locations, primarily in Europe. Our specialty product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The specialty reportable segment is a single operating segment, which offers products that include industrial cleaners; restoration services equipment; colorants; exterior finishes; edible coatings and specialty glazes for pharmaceutical and food industries; and other specialty OEM coatings. This segment includes the SPHC businesses, which were reconsolidated as of January 1, 2015.

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer reportable segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and other parts of the world. Our consumer reportable segment’s products are sold throughout North America primarily to mass merchants, home improvement centers, hardware stores, paint stores, craft shops, cosmetic companies and to other smaller customers through distributors. This reportable segment comprises three operating segments — Rust-Oleum Group, DAP Group and RPM2-Consumer Group. Products within this reportable segment include specialty, hobby and professional paints; nail care enamels; caulks; adhesives; silicone sealants and wood stains.

In addition to our three reportable segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with any reportable segment. Assets related to the corporate/other category consist primarily of investments, prepaid expenses and headquarters’ property and equipment. These corporate and other assets and expenses reconcile reportable segment data to total consolidated income before income taxes, interest expense and earnings before interest and taxes.

The following table reflects the results of our reportable segments consistent with our management philosophy, and represents the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of product lines. Information for all periods presented has been recast to reflect the current quarter change in reportable segments.

	Three Months Ended
	August 31, 2015	August 31, 2014
	(In thousands)
Net Sales
Industrial Segment	$663,329	$694,284
Specialty Segment	183,640	79,602
Consumer Segment	395,557	430,010

Consolidated	$1,242,526	$1,203,896

Income (Loss) Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$82,751	$85,423
Interest (Expense), Net (b)	(1,499)	(2,671)

EBIT (c)	$84,250	$88,094

Specialty Segment
Income Before Income Taxes (a)	$28,206	$17,041
Interest (Expense), Net (b)	196	38

EBIT (c)	$28,010	$17,003

Consumer Segment
Income Before Income Taxes (a)	$66,123	$76,669
Interest (Expense), Net (b)	58	(8)

EBIT (c)	$66,065	$76,677

Corporate/Other
(Expense) Before Income Taxes (a)	$(34,879)	$(31,055)
Interest (Expense), Net (b)	(17,147)	(12,971)

EBIT (c)	$(17,732)	$(18,084)

Consolidated
Income (Loss) Before Income Taxes (a)	$142,201	$148,078
Interest (Expense), Net (b)	(18,392)	(15,612)

EBIT (c)	$160,593	$163,690

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (GAAP) in the United States, to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
(c)	EBIT is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to acquisitions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, income before taxes as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets’ analysis of our segments’ core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2015

Net Sales Consolidated net sales of $1,242.5 million for the first quarter of fiscal 2016 grew by approximately 3.2% from net sales of $1,203.9 million for last year’s first quarter. Organic sales improved 0.2%, while acquisitions added 9.9%. The reconsolidated SPHC businesses, all of which are included in our specialty reportable segment, are included in acquisition growth. Consolidated net sales for the quarter were offset by an unfavorable foreign exchange impact of 6.9%.

Industrial segment net sales declined by 4.5% to $663.3 million for the current quarter versus net sales of $694.3 million during the same period a year ago. The decline was primarily due to unfavorable foreign exchange, which impacted net sales by 8.8% during the current quarter, coupled with a continued slowdown in net sales for our businesses serving the energy sector. This impact was partially offset by organic growth in net sales of 3.7%. During the current quarter, our North American-based industrial companies experienced continuing growth in businesses serving the commercial construction market. Lastly, recent acquisitions contributed 0.6% to net sales during the current quarter.

Specialty segment net sales for the quarter grew by 130.7% to $183.6 million, primarily due to acquisition growth of 141.7%, which includes the reconsolidated SPHC businesses, and from organic growth in net sales, which provided 0.6%. Foreign currency negatively impacted specialty segment net sales for the quarter by 11.6%.

Consumer segment net sales for the quarter declined by 8.0% to $395.6 million, from $430.0 million during last year’s first quarter, due to a decline in organic net sales of 5.4% and the impact of unfavorable foreign currency of 3.0%. Consumer segment net sales were sluggish during this year’s first three months, mainly related to the unseasonably rainy weather experienced in late spring through mid-July in many regions throughout North America. Acquisitions provided 0.4% growth in net sales in the consumer segment.

Gross Profit Margin Our consolidated gross profit margin improved to 42.9% of net sales for the first quarter of fiscal 2016 from a consolidated gross profit margin of 42.2% for the comparable period a year ago, reflecting lower manufacturing costs for approximately 1.1% during the current quarter versus the same period last year, primarily by our industrial and consumer segment businesses. Unfavorable foreign exchange impacted current quarter gross profit margin by approximately 0.40%.

Selling, General and Administrative Expenses (“SG&A”) Our consolidated SG&A expense increased by approximately $26.4 million during the current period versus the last year, and increased to 30.0% of net sales from 28.8% of net sales for the prior year quarter. SG&A for the current quarter reflects overall added expenses recorded by our recently acquired businesses, mainly our recent reconsolidation of SPHC and its subsidiaries, all of which are included in our specialty segment. Also, during the current quarter, there was also higher compensation and employee benefits expense, as well as higher freight expense. Warranty expense for the quarter ended August 31, 2015 decreased by approximately $4.2 million from the amount recorded during the comparable prior year period, and it is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A was approximately $7.0 million lower during the first quarter of fiscal 2016 versus the comparable prior year period, but higher as a percentage of net sales, reflecting the 4.5% decline in net sales from unfavorable foreign exchange translation during the current quarter versus the same period a year ago. There were slight increases in compensation and employee benefits during the current quarter, partially offset by lower warranty expense.

Our specialty segment SG&A was approximately $33.7 million higher during the first quarter of fiscal 2016 versus the comparable prior year period, and higher as a percentage of net sales, reflecting the recent reconsolidation of SPHC and its subsidiaries. Additionally, there was an unfavorable impact of higher employee compensation expense versus the comparable prior year period, as well as higher freight expense.

Our consumer segment SG&A was flat during the first quarter of fiscal 2016 versus the same period last year, but higher as a percentage of net sales, reflecting the overall 8.0% decline in sales during the current quarter in this segment.

SG&A expenses in our corporate/other category of $17.7 million during the first quarter of fiscal 2016 were relatively flat versus $18.1 million during the same period last year.

We recorded total net periodic pension and postretirement benefit costs of $11.9 million and $12.1 million for the first quarter of fiscal 2016 and 2015, respectively. The $0.2 million decrease in pension expense was primarily the result of lower service and interest cost of $0.7 million during the first quarter of fiscal 2016 versus the comparable prior year period. This reduction in service and interest cost also impacted deferred actuarial losses to be amortized in future periods. Partially offsetting those reductions in costs was an unfavorable impact of approximately $0.5 million resulting from larger actuarial losses recognized during the current period versus last year. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. During the current period, we elected to change our approach in estimating the service and interest cost components of net periodic benefit expense by applying the split discount rate approach, which reduced our current quarter pension expense by approximately $1.6 million. See Note 12, “Pension Plans,” for additional information regarding this recent change.

Interest Expense Interest expense was $22.5 million for the first quarter of fiscal 2016 versus $19.4 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first quarter by approximately $6.2 million versus the same period a year ago. Excluding acquisition-related borrowings, lower average borrowings year-over-year decreased interest expense by approximately $3.4 million. Lower interest rates, which averaged 4.09% overall for the first quarter of fiscal 2016 compared with 4.75% for the same period of fiscal 2015, increased interest expense by approximately $0.3 million during the current quarter versus the same period last year.

Investment (Income), Net Net investment income of approximately $4.1 million for the first quarter of fiscal 2016 compares to net investment income of $3.8 million during the same period last year. Dividend and interest income totaled $1.7 million for each quarter presented. Net realized gains on the sales of investments totaled $2.4 million during the first quarter of fiscal 2016, while those gains were $2.1 million during the same period a year ago. There were no impairments recognized on securities that management has determined are other-than-temporary declines in value during either of the quarters presented.

Other Expense (Income), Net Other income of $0.5 million for the first quarter of fiscal 2016 compared with other income of $1.8 million for the same period a year ago. Items reflected in this balance include net royalty income of $1.2 million for the first quarter of fiscal 2015, while current period net royalty income was de minimis. Also included in this balance is our equity in earnings of unconsolidated affiliates totaling approximately $0.5 million and $0.6 million for the first quarter of fiscal 2016 and 2015, respectively.

Income Before Income Taxes (“IBT”) Our consolidated pretax income for the first quarter of fiscal 2016 of $142.2 million compares with $148.1 million for the same period a year ago.

Our industrial segment had pretax income of $82.8 million, or 12.5% of net sales, for the quarter ended August 31, 2015, versus pretax income of $85.4 million, or 12.3% of net sales, for the same period a year ago. Our industrial segment experienced the continuing impact of unfavorable foreign exchange, and we anticipate that this trend may continue through at least the first half of fiscal 2016. Our specialty segment had pretax income of $28.2 million, or 15.4% of net sales, for the quarter ended August 31, 2015, versus pretax income of $17.0 million, or 21.4% of net sales, for the same period a year ago. Our consumer segment IBT decreased to $66.1 million, or 16.7% of net sales for the first quarter of fiscal 2016, from the prior year first quarter result of $76.7 million, or 17.8% of net sales. As previously discussed, the consumer segment net sales were sluggish during this year’s first three months due to the unseasonably rainy weather experienced in late spring through mid-July in many regions throughout North America.

Income Tax Rate The effective income tax rate was 29.4% for the three months ended August 31, 2015 compared to an effective income tax rate of 29.2% for the three month ended August 31, 2014. The quarter over quarter increase in the effective income tax rate is primarily due to variances in the forecasted jurisdictional mix of earnings.

Net Income Net income of $100.4 million for the quarter ended August 31, 2015 compares to net income of $104.9 million for the comparable prior year period. During the current quarter, we elected to change our approach in estimating the service and interest cost components of net periodic benefit cost by applying the split discount rate approach, which resulted in an increase in net income of approximately $1.1 million. During the quarter ended August 31, 2015, we had a net income from noncontrolling interests of $0.6 million versus net income of $5.8 million during the comparable prior year period. The majority of the prior year net income from noncontrolling interests was related to the deconsolidated SPHC businesses, which were reconsolidated on January 1, 2015. Net income attributable to RPM International Inc. stockholders for the first quarter of fiscal 2016 was $99.8 million, which compared to net income of $99.1 million for the comparable prior year period.

Diluted earnings per share of common stock for the quarter ended August 31, 2015 of $0.74 compares with diluted earnings per share of common stock of $0.73 for the quarter ended August 31, 2014. As discussed above, we changed our approach in estimating the service and interest cost components of net periodic benefit expense, which resulted in an increase in diluted earnings per share of $0.01 during the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $6.6 million of cash was provided by operating activities during the first quarter of fiscal 2016, compared with $125.2 million of cash used for operating activities during the same period last year.

The net change in cash from operations includes the change in net income, which decreased by $4.5 million during the first quarter of fiscal 2016 versus fiscal 2015. Other items impacting the net change in cash from operations were items adjusting net income for non-cash expenses and income, which used $1.9 million more cash during the first quarter of fiscal 2016 versus the same period last year. Changes in working capital accounts and all other accruals provided approximately $138.2 million more cash flow during the first quarter of fiscal 2016 versus the same period last year.

The change in accounts receivable during the first three months of fiscal 2016 provided cash of $19.1 million versus $72.3 million of cash used by accounts receivable during the same period last year, or approximately $91.4 million more cash provided year over year. This resulted from the timing of sales and collections on accounts receivable. Days sales outstanding at August 31, 2015 decreased to 64.1 days from 67.4 days sales outstanding at August 31, 2014.

Inventory balances used $52.1 million of cash during the first quarter of fiscal 2016, compared with a use of $17.3 million in cash during the same period a year ago, or $34.8 million more cash used year over year. This resulted from the timing of purchases by retail customers. Days of inventory outstanding at August 31, 2015 increased to 91.2 days from 81.3 days of inventory outstanding at August 31, 2014.

The current year-to-date change in accounts payable used $50.4 million less cash during the first three months of fiscal 2016 compared to the same period last year, resulting from a change in the timing of certain payments. Accrued compensation and benefits used approximately $5.2 million less cash during the first quarter of fiscal 2016 versus a year ago, due to lower bonus payments made during the first three months of fiscal 2016 versus the same period last year. Other accruals and prepaids, including those for other short-term and long-term items and changes, provided $8.5 million more cash during the first quarter of fiscal 2016 versus the same period last year, primarily from the timing of pension plan contributions made during the prior year period as well as a legal settlement paid during last year’s first quarter.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. Capital expenditures of $12.0 million during the first quarter of fiscal 2016 compare with depreciation of $16.8 million. We believe our current production capacity, along with moderate plant modifications or additions will be adequate to meet our immediate needs based on anticipated growth rates. We are increasing our capital spending in fiscal 2016 in an effort to more aggressively invest in our internal growth initiatives, especially in overseas markets. We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand throughout fiscal 2016.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At August 31, 2015, the fair value of our investments in marketable securities totaled $142.0 million, of which investments with a fair value of $100.6 million were in an unrealized loss position. At May 31, 2015, the fair value of our investments in marketable securities totaled $154.8 million, of which investments with a fair value of $59.0 million were in an unrealized loss position. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. Total pretax unrealized losses recorded in accumulated other comprehensive income at August 31, 2015 and May 31, 2015 were $9.8 million and $3.8 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at August 31, 2015 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at August 31, 2015 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general economic and market conditions. If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of August 31, 2015, approximately $139.5 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements.

At May 31, 2015, we determined that it is possible that we would repatriate approximately $419.1 million of undistributed foreign earnings in the foreseeable future. Accordingly, as of May 31, 2015, we recorded a deferred income tax liability of $108.5 million, which represented our estimate of the U.S income and foreign withholding tax associated with the $419.1 million of unremitted foreign earnings. Based on August 31, 2015 exchange rates, the amount of undistributed earnings that may be repatriated has been revalued to $400.8 million and the corresponding deferred tax liability has been reduced to $101.6 million. That reduction is primarily due to the impact of foreign exchange, which is reflected in accumulated other comprehensive income (loss). Due to the uncertainties and complexities involved in the various options for repatriation of foreign cash, including any associated governmental or other local restrictions, it is not practicable to calculate the deferred taxes associated with the remaining foreign earnings.

Financing Activities

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $882.2 million at August 31, 2015. Our debt-to-capital ratio was 57.2% at August 31, 2015, compared with 56.2% at May 31, 2015.

Revolving Credit Agreement

During fiscal 2015, we entered into an $800.0 million unsecured syndicated revolving credit facility (the “New Revolving Credit Facility”), which expires on December 5, 2019. The New Revolving Credit Facility replaced our prior $600.0 million revolving credit facility that was set to expire on June 29, 2017.

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

As of August 31, 2015, we were in compliance with all financial covenants contained in our New Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 56.0%, while our interest coverage ratio was 8.8 to 1. Our available liquidity under our New Revolving Credit Facility stood at $612.7 million at August 31, 2015.

Our access to funds under our New Revolving Credit Facility is dependent on the ability of the financial institutions that are parties to the New Revolving Credit Facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Moreover, the obligations of the financial institutions under our New Revolving Credit Facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

Accounts Receivable Securitization Program

On May 9, 2014, we replaced our existing $150.0 million accounts receivable securitization program (which immediately prior to such replacement was assigned from Wells Fargo Bank, National Association to PNC Bank, National Association, as administrative agent) with a new, three-year, $200.0 million accounts receivable securitization facility (the “AR Program”). The AR Program was entered into pursuant to (1) a second amended and restated receivables sale agreement, dated as of May 9, 2014 (the “Sale Agreement”), among certain of our subsidiaries (the “Originators”), and RPM Funding Corporation, a special purpose entity (the “SPE”) whose voting interests are wholly owned by us, and (2) an amended and restated receivables purchase agreement, dated as of May 9, 2014 and subsequently amended on February 25, 2015 (the “Purchase Agreement”), among the SPE, certain purchasers from time to time party thereto (the “Purchasers”), and PNC Bank, National Association, as administrative agent.

Under the Sale Agreement, the Originators may, during the term thereof, sell specified accounts receivable to the SPE, which may in turn, pursuant to the Purchase Agreement, transfer an undivided interest in such accounts receivable to the Purchasers. Once transferred to the SPE, such receivables are owned in their entirety by the SPE and are not available to satisfy claims of our creditors or creditors of the originating subsidiaries until the obligations owing to the participating banks have been paid in full. We indirectly hold a 100% economic interest in the SPE and will, along with our subsidiaries, receive the economic benefit of the AR Program. The transactions contemplated by the AR Program do not constitute a form of off-balance sheet financing, and will be fully reflected in our financial statements.

The maximum availability under the AR Program is $200.0 million. Availability is further subject to changes in the credit ratings of the Originator’s customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and therefore at certain times we may not be able to fully access the $200.0 million of funding available under the AR Program. As of August 31, 2015, the outstanding balance under the AR Program was $100.0 million, which compares with the maximum availability on that date of $200.0 million.

The interest rate under the Purchase Agreement is based on the Alternate Base Rate, LIBOR Market Index Rate, one-month LIBOR or LIBOR for a specified tranche period, as selected by the SPE, at its option, plus in each case, a margin of 0.70%. In addition, as set forth in an Amended and Restated Fee Letter, dated May 9, 2014 (the “Fee Letter”), the SPE is obligated to pay a monthly unused commitment fee to the Purchasers based on the daily amount of unused commitments under the Agreement, which fee ranges from 0.30% to 0.50% based on usage.

The AR Program contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the AR Program upon the occurrence of certain specified events, including, but not limited to, failure by the SPE to pay interest and other amounts due, defaults on certain indebtedness, certain judgments, change in control, certain events negatively affecting the overall credit quality of transferred accounts receivable, bankruptcy and insolvency events, and failure by us to meet financial tests requiring maintenance of an interest coverage ratio, if applicable. If we do not maintain an investment grade public debt rating with at least two specified rating agencies, we must comply with the interest coverage ratio, which requires us not to permit the ratio, calculated at the end of each fiscal quarter for the four fiscal quarters then ended, of EBITDA, as defined in the AR Program, for such period to interest expense for such period, to be less than 3.5:1. This financial test, to the extent applicable, is substantively identical to a similar covenant already contained in our revolving credit facility.

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

The Convertible Notes will be convertible under certain circumstances and during certain periods at an initial conversion rate of 18.8905 shares of RPM common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $52.94 per share of common stock), subject to adjustment in certain circumstances. In July 2015, we declared a dividend in excess of $0.24 per share, and consequently, the adjusted conversion rate at August 31, 2015 was 18.9242. The initial conversion price represents a conversion premium of approximately 37% over the last reported sale price of RPM common stock of $38.64 on December 3, 2013. Prior to June 15, 2020, the Convertible Notes may be converted only upon specified events, and, thereafter, at any time. Upon conversion, the Convertible Notes may be settled, at RPM’s election, in cash, shares of RPM’s common stock, or a combination of cash and shares of RPM’s common stock.

We account for the liability and equity components of the Convertible Notes separately, and in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 3.92%. Contractual interest was $1.1 million and amortization of the debt discount was $0.7 million for each of the three month periods ended August 31, 2016 and 2015. At August 31, 2015, the remaining period over which the debt discount will be amortized was 5.25 years, the unamortized debt discount was $16.2 million, and the carrying amount of the equity component was $20.7 million.

3.45% Notes due 2022

On October 23, 2012, we sold $300 million aggregated principal amount of 3.45% Notes due 2022 (the “Notes”). The net proceeds of $297.7 million from the offering of the Notes were used to repay short-term borrowings outstanding under our $600 million revolving credit facility.

5.25% Notes due 2045

On May 26, 2015, we issued $250 million of 5.25% notes due 2045 (the “New Notes”). The New Notes were priced at 99.401% of the $250 million principal, and at that price, the New Notes have a yield to maturity of 5.29%. We will pay interest on the New Notes semi-annually on June 1st and December 1st of each year, and will begin doing so on December 1, 2015. Net proceeds of approximately $245.7 million from the offering of the New Notes were used to repay a portion of short-term borrowings outstanding under our New Revolving Credit Facility.

The following table summarizes our financial obligations and their expected maturities at August 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total Contractual Payment Stream	Payments Due In
		2016	2017-18	2019-20	After 2020
	(In thousands)
Long-term debt obligations	$1,732,191	$1,577	$349,498	$643,758	$737,358
Capital lease obligations	785	373	247	165
Operating lease obligations	203,381	49,068	65,577	29,507	59,229
Other long-term liabilities(1):
Interest payments on long-term debt obligations	663,202	71,900	143,800	96,370	351,132
Promissory note payments on 524(g) Trust	347,500		222,500	125,000
Contributions to pension and postretirement plans (2)	359,800	38,600	53,300	96,600	171,300

Total	$3,306,859	$161,518	$834,922	$991,400	$1,319,019

(1)	Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $17.1 million at August 31, 2015. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.
(2)	These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume the required minimum contribution will be contributed. Amounts include the impact of the reconsolidation of SPHC as of January 1, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings, other than the minimum operating lease commitments included in the above Contractual Obligations table. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in, or relationships with, any special purpose entities that are not reflected in our financial statements. At the end of fiscal 2010, we deconsolidated our wholly owned subsidiary, SPHC, and its subsidiaries, from our balance sheet and eliminated the results of SPHC’s operations from our operations beginning on May 31, 2010. During the quarter ended February 28, 2015, SPHC and its subsidiaries emerged from bankruptcy and were reconsolidated with our results beginning on January 1, 2015 (refer to Note 2 to the consolidated financial statements).

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) risks related to the adequacy of our contingent liability reserves; and (j) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2015, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2015 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the first quarter of fiscal 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
June 1, 2015 through June 30, 2015	13,670	$50.11	—	—
July 1, 2015 through July 31, 2015	460,021	$47.05	—	—
August 1, 2015 through August 31, 2015	303,410	$42.85	—	—

Total — First Quarter	777,101	$45.47	—	—

(1)	The majority of the shares of common stock reported as purchased, or 300,000 shares, were acquired under our Share Repurchase Program. The remainder represents shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.’s Amended and Restated 2004 Omnibus Equity and Incentive Plan. Refer to Note 10.
(2)	Refer to Note 10 to the consolidated financial statements for further information regarding our stock repurchase program.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Janeen B. Kastner, Vice President – Corporate Benefits and Risk Management. (x)

12	Computation of Ratio of Earnings to Fixed Charges. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Russell L. Gordon
Russell L. Gordon
Vice President and
Chief Financial Officer

Dated: October 7, 2015