Form 10-Q
period 2015-11-30
RPM INTERNATIONAL INC/DE/
filed 2016-01-06
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015,

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                    .

Commission File No. 1-14187

RPM International Inc.

(Exact name of Registrant as specified in its charter)

DELAWARE	02-0642224
(State or other jurisdiction of incorporation or organization)	(IRS. Employer Identification No)

P.O. BOX 777; 2628 PEARL ROAD; MEDINA, OHIO	44258
(Address of principal executive offices)	(Zip Code)

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

As of December 31, 2015

132,832,418 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	November 30, 2015	May 31, 2015
Assets
Current Assets
Cash and cash equivalents	$190,609	$174,711
Trade accounts receivable (less allowances of
$25,110 and $24,526, respectively)	816,814	956,211
Inventories	710,282	674,205
Deferred income taxes	28,620	29,892
Prepaid expenses and other current assets	265,090	264,827
Total current assets	2,011,415	2,099,846
Property, Plant and Equipment, at Cost	1,262,062	1,258,304
Allowance for depreciation	(687,426)	(668,658)
Property, plant and equipment, net	574,636	589,646
Other Assets
Goodwill	1,187,204	1,215,688
Other intangible assets, net of amortization	577,324	604,130
Deferred income taxes, non-current	2,902	5,685
Other	164,751	179,245
Total other assets	1,932,181	2,004,748
Total Assets	$4,518,232	$4,694,240
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$396,896	$512,165
Current portion of long-term debt	2,593	2,038
Accrued compensation and benefits	119,482	169,370
Accrued losses	22,468	22,016
Other accrued liabilities	197,229	197,647
Total current liabilities	738,668	903,236
Long-Term Liabilities
Long-term debt, less current maturities	1,673,471	1,654,037
Other long-term liabilities	732,467	752,821
Deferred income taxes	81,402	90,681
Total long-term liabilities	2,487,340	2,497,539
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	-	-
Common stock, par value $0.01; authorized 300,000 shares; issued 139,979 and outstanding 133,318 as of November 30, 2015; issued 138,828 and outstanding 133,203 as of May 31, 2015	1,333	1,332
Paid-in capital	887,650	872,127
Treasury stock, at cost	(170,220)	(124,928)
Accumulated other comprehensive (loss)	(477,470)	(394,135)
Retained earnings	1,048,968	936,996
Total RPM International Inc. stockholders' equity	1,290,261	1,291,392
Noncontrolling Interest	1,963	2,073
Total equity	1,292,224	1,293,465
Total Liabilities and Stockholders' Equity	$4,518,232	$4,694,240

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Net Sales	$1,155,984	$1,071,128	$2,398,510	$2,275,024
Cost of Sales	662,050	617,185	1,371,618	1,312,688
Gross Profit	493,934	453,943	1,026,892	962,336
Selling, General and Administrative Expenses	352,594	334,889	725,448	681,414
Interest Expense	22,478	19,404	44,938	38,819
Investment (Income), Net	(1,100)	(5,058)	(5,168)	(8,861)
Other (Income), Net	(299)	(1,042)	(788)	(2,864)
Income Before Income Taxes	120,261	105,750	262,462	253,828
Provision for Income Taxes	36,112	31,894	77,951	75,133
Net Income	84,149	73,856	184,511	178,695
Less: Net Income Attributable to Noncontrolling Interests	716	4,090	1,263	9,850
Net Income Attributable to RPM International Inc. Stockholders	$83,433	$69,766	$183,248	$168,845
Average Number of Shares of Common Stock Outstanding:
Basic	129,398	130,028	129,723	130,061
Diluted	136,734	134,966	137,072	135,000
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.63	$0.52	$1.39	$1.27
Diluted	$0.62	$0.52	$1.36	$1.24
Cash Dividends Declared per Share of Common Stock	$0.275	$0.260	$0.535	$0.500

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Net Income	$84,149	$73,856	$184,511	$178,695
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(53,814)	(91,222)	(84,420)	(112,488)
Pension and other postretirement benefit liability adjustments (net of tax of $1,803; $2,573; $3,817; $4,165, respectively)	3,640	4,985	7,800	7,914
Unrealized (loss) gain on securities (net of tax of $632; $(1,276); $(2,595); $(1,155), respectively)	369	(2,567)	(6,715)	(2,491)
Unrealized gain (loss) on derivatives (net of tax of $0; $75; $0; $33, respectively)	-	283	-	217
Total other comprehensive (loss)	(49,805)	(88,521)	(83,335)	(106,848)
Total Comprehensive Income (Loss)	34,344	(14,665)	101,176	71,847
Less: Comprehensive Income Attributable to Noncontrolling Interests	716	3,008	1,263	5,388
Comprehensive Income (Loss) Attributable to RPM International Inc. Stockholders	$33,628	$(17,673)	$99,913	$66,459

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	November 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$184,511	$178,695
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	33,509	30,132
Amortization	22,144	16,015
Reversal of contingent consideration obligations	(14,500)	(18,080)
Deferred income taxes	(680)	2,170
Stock-based compensation expense	15,524	15,706
Other non-cash interest expense	4,862	1,329
Other	1,441	(2,551)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	117,358	44,564
(Increase) in inventory	(49,781)	(41,392)
Decrease in prepaid expenses and other current and long-term assets	4,617	1,306
(Decrease) in accounts payable	(105,841)	(133,960)
(Decrease) in accrued compensation and benefits	(45,649)	(57,837)
Increase (decrease) in accrued losses	715	(8,471)
Increase in other accrued liabilities	7,375	37,229
Other	(8,532)	(9,599)
Cash Provided By Operating Activities	167,073	55,256
Cash Flows From Investing Activities:
Capital expenditures	(31,295)	(26,498)
Acquisition of businesses, net of cash acquired	(12,006)	(33,355)
Purchase of marketable securities	(14,213)	(14,308)
Proceeds from sales of marketable securities	11,737	19,205
Other	5,355	6,515
Cash (Used For) Investing Activities	(40,422)	(48,441)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	38,765	83,312
Reductions of long-term and short-term debt	(18,774)	(6,501)
Cash dividends	(71,276)	(66,763)
Shares repurchased and returned for taxes	(45,292)	(8,954)
Payments of acquisition-related contingent consideration	(1,631)	(24,750)
Other	270	1,048
Cash (Used For) Financing Activities	(97,938)	(22,608)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(12,815)	(20,548)
Net Change in Cash and Cash Equivalents	15,898	(36,341)
Cash and Cash Equivalents at Beginning of Period	174,711	332,868
Cash and Cash Equivalents at End of Period	$190,609	$296,527

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

Our financial statements include all of our majority-owned subsidiaries, except for certain subsidiaries that were deconsolidated during the period from May 31, 2010 through December 31, 2014.  We reconsolidated such subsidiaries as of January 1, 2015 (refer to Note 2). We account for our investments in less-than-majority-owned joint ventures, for which we have the ability to exercise significant influence, under the equity method. Effects of transactions between related companies are eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and six months ended November 30, 2015 and 2014.  For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2015.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

The Trust was funded with $450.0 million in cash and a promissory note, bearing no interest and maturing on or before the fourth anniversary of the Effective Date (the “Bankruptcy Note”). The net present value of the Bankruptcy Note, or $331.5 million, is classified as other long-term liabilities in our consolidated financial statements at November 30, 2015.  Borrowings under our $800.0 million revolving credit facility were used to fund the initial payment of $450.0 million, which is classified as long-term debt in our Consolidated Balance Sheets.  A portion of the payments due under the Bankruptcy Note is secured by a right to the equity of SPHC, Republic and Bondex.  The Bankruptcy Plan, and Bankruptcy Note, provide for the following additional contributions to the Trust:

•

On or before the second anniversary of the Effective Date, an additional $102.5 million in cash, RPM stock or a combination thereof (at our discretion in this and all subsequent cases) will be deposited into the Trust;

•	On or before the third anniversary of the Effective Date, an additional $120.0 million in cash, RPM stock or a combination thereof will be deposited into the Trust; and
•	On or before the fourth anniversary of the Effective Date, a final payment of $125.0 million in cash, RPM stock or a combination thereof will be deposited into the Trust.

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

The fair values of SPHC and its subsidiaries have been determined as of January 1, 2015.  Additionally, the fair value of RPM Holdco, of which SPHC owns 21.39% of the outstanding common stock, has been determined in order to account for our increase in ownership of the noncontrolling interest as an equity transaction.  The total consideration has been allocated on a relative fair value basis between the noncontrolling interest in RPM Holdco, or approximately $208.4 million, and the net assets of SPHC, or approximately $564.2 million.  The difference between the fair value of the noncontrolling interest in RPM Holdco and the carrying value of the noncontrolling interest was recorded as an equity transaction.  The portion of the transaction accounted for as a business combination resulted in preliminary goodwill of $118.7 million and intangible assets of $176.0 million.  The acquired intangible assets totaling $176.0 million comprise the following $118.7 million of customer and distributor relationships, $2.0 million of definite-lived tradenames, $52.7 million of indefinite-lived tradenames and $2.6 million of formulas.  Income tax assets of $271.7 million were recorded in connection with the deductibility of current and future contributions to the Trust.  Additionally, deferred tax liabilities of $72.3 million were recorded for the excess of the fair value book basis of certain assets over the corresponding tax basis.  The fair values of net tangible assets, intangible assets and the noncontrolling interest were based upon valuations, which required our significant use of estimates and assumptions.  While the valuations of consideration transferred and total assets acquired and liabilities assumed are substantially complete, measurement period adjustments may be recorded in the future as we finalize certain fair value estimates. The primary areas that remain preliminary relate to the fair values of deferred income taxes.

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

In April 2015, the FASB issued ASU 2015-03 "Interest-Imputation of Interest," which changes the presentation of debt issuance costs in financial statements and specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of the note. The guidance does not change the current requirements surrounding the recognition and measurement of debt issuance costs, and the amortization of debt issuance costs will continue to be reported as interest expense. The guidance is effective for years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is allowed for all entities and the new guidance shall be applied to all prior periods retrospectively. We do not expect the adoption of this

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

guidance to have a significant impact on our consolidated financial position and results of operations, although it will change the financial statement classification of the deferred debt cost. As of November 30, 2015, we had $3.0 million and $9.8 million of current and long-term net deferred debt costs, respectively.  As of May 31, 2015, we had $3.0 million and $11.5 million of current and long-term net deferred debt costs, respectively.  Current and long-term deferred debt costs are included in our Consolidated Balance Sheets and are reflected in prepaid expenses and other current assets, and other long-term assets, respectively.  Under the new guidance, the net deferred debt costs would offset the carrying amount of the respective debt on the Consolidated Balance Sheets.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which will require entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet.  This guidance simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet.  ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented.  We are currently evaluating the impact this guidance will have on our consolidated financial statements.

NOTE 4 — MARKETABLE SECURITIES

The following tables summarize marketable securities held at November 30, 2015 and May 31, 2015 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
November 30, 2015
Equity securities:
Stocks - foreign	$4,282	$415	$(248)	$4,449
Stocks - domestic	32,032	3,991	(955)	35,068
Mutual funds - foreign	33,605	948	(2,398)	32,155
Mutual funds - domestic	57,862	124	(4,030)	53,956
Total equity securities	127,781	5,478	(7,631)	125,628
Fixed maturity:
U.S. treasury and other government	21,714	85	(258)	21,541
Corporate bonds	1,032	135	-	1,167
Foreign bonds	36	2	-	38
Mortgage-backed securities	18	23	-	41
Total fixed maturity securities	22,800	245	(258)	22,787
Total	$150,581	$5,723	$(7,889)	$148,415

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2015
Equity securities:
Stocks - foreign	$3,722	$339	$(85)	$3,976
Stocks - domestic	34,368	5,649	(559)	39,458
Mutual funds - foreign	32,657	2,114	(230)	34,541
Mutual funds - domestic	56,442	228	(2,779)	53,891
Total equity securities	127,189	8,330	(3,653)	131,866
Fixed maturity:
U.S. treasury and other government	21,340	171	(162)	21,349
Corporate bonds	1,218	171	-	1,389
Foreign bonds	36	2	-	38
Mortgage-backed securities	81	47	-	128
Total fixed maturity securities	22,675	391	(162)	22,904
Total	$149,864	$8,721	$(3,815)	$154,770

Marketable securities, included in other current and long-term assets totaling $72.8 million and $75.6 million at November 30, 2015, respectively, and included in other current and long-term assets totaling $69.3 million and $85.5 million at May 31, 2015, respectively, are composed of available-for-sale securities and are reported at fair value.  We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

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

Gross gains realized on sales of investments were $2.1 million and $3.2 million for the quarters ended November 30, 2015 and 2014, respectively.  During the three months ended November 30, 2015, we recognized gross realized losses on sales of investments of $0.1 million, while we recognized no such losses during the three months ended November 30, 2014. During the three months ended November 30, 2015, we recognized losses of approximately $2.5 million for securities deemed to have other-than-temporary impairments, while we recognized no such losses during the second quarter of fiscal 2015.  These amounts are included in investment (income), net in the Consolidated Statements of Income.

Gross gains realized on sales of investments were $4.6 million and $5.3 million for the six months ended November 30, 2015 and 2014, respectively.  During the first six months of fiscal 2016, we recognized gross realized losses on sales of investments of $0.2 million, while we recognized no such losses during the first six months of fiscal 2015.  During the six months ended November 30, 2015, we recognized losses of approximately $2.5 million for securities deemed to have other-than-temporary impairments, while we recognized no such losses during the first half of fiscal 2015.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

Summarized below are the securities we held at November 30, 2015 and May 31, 2015 that were in an unrealized loss position and that were included in accumulated other comprehensive income (loss), aggregated by the length of time the investments had been in that position:

	November 30, 2015		May 31, 2015
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$97,059	$(7,889)	$58,978	$(3,815)
Unrealized losses with a loss position for less than 12 months	55,461	(4,872)	32,693	(1,441)
Unrealized losses with a loss position for more than 12 months	41,598	(3,017)	26,285	(2,374)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. The unrealized losses generally relate to investments whose fair values at November 30, 2015 were less than 15% below their original cost. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at November 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$3,738	$3,706
One year through five years	15,818	15,683
Six years through ten years	2,135	2,150
After ten years	1,109	1,248
	$22,800	$22,787

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at November 30, 2015
U.S. Treasury and other government	$-	$21,541	$-	$21,541
Foreign bonds		38		38
Mortgage-backed securities		41		41
Corporate bonds		1,167		1,167
Stocks - foreign	4,449			4,449
Stocks - domestic	35,068			35,068
Cash and cash equivalents	1,545			1,545
Mutual funds - foreign		32,155		32,155
Mutual funds - domestic		53,956		53,956
Foreign currency forward contract		(8,678)		(8,678)
Contingent consideration			(11,706)	(11,706)
Total	$41,062	$100,220	$(11,706)	$129,576

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2015
U.S. Treasury and other government	$-	$21,349	$-	$21,349
Foreign bonds		38		38
Mortgage-backed securities		128		128
Corporate bonds		1,389		1,389
Stocks - foreign	3,976			3,976
Stocks - domestic	39,458			39,458
Mutual funds - foreign		34,541		34,541
Mutual funds - domestic		53,891		53,891
Foreign currency forward contract		(6,369)		(6,369)
Contingent consideration			(27,598)	(27,598)
Total	$43,434	$104,967	$(27,598)	$120,803

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

At November 30, 2015, we had a foreign currency forward contract with a fair value of approximately $8.7 million, which is classified in other accrued liabilities in our Consolidated Balance Sheets.  At May 31, 2015, we had a foreign currency forward contract with a fair value of approximately $6.4 million, which is classified in other accrued liabilities in our Consolidated Balance Sheets.  Our foreign currency forward contract, which has not been designated as a hedge, was designed to reduce our exposure to the changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows.  The foreign exchange rates included in the forward contract are based upon observable market data, but are not quoted market prices, and therefore, the forward currency forward contract is considered a Level 2 liability on the fair value hierarchy.

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During the quarter ended November 30, 2015, we reversed approximately $14.5 million for contingent earnout targets that were not expected to be met, due to a delay in new business that will push the majority of orders previously anticipated for fiscal 2016 into our 2017 fiscal year. Additionally, during the first six months of fiscal 2016, we paid approximately $1.6 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current period. These amounts are reported in payments of acquisition-related contingent consideration in the Consolidated Statements of Cash Flows.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At November 30, 2015 and May 31, 2015, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of November 30, 2015 and May 31, 2015 are as follows:

	At November 30, 2015
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$190,609	$190,609
Marketable equity securities	125,628	125,628
Marketable debt securities	22,787	22,787
Long-term debt, including current portion	1,676,064	1,724,147

	At May 31, 2015
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$174,711	$174,711
Marketable equity securities	131,866	131,866
Marketable debt securities	22,904	22,904
Long-term debt, including current portion	1,656,075	1,783,962

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

NOTE 6 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(In thousands)	2015	2014	2015	2014
Interest (income)	$(1,218)	$(1,601)	$(2,582)	$(3,005)
(Gain) on sale of marketable securities	(2,042)	(3,204)	(4,418)	(5,320)
Other-than-temporary impairment on securities	2,472	-	2,472	-
Dividend (income)	(312)	(253)	(640)	(536)
Investment (income), net	$(1,100)	$(5,058)	$(5,168)	$(8,861)

NOTE 7 — OTHER (INCOME), NET

Other (income), net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(In thousands)	2015	2014	2015	2014
Royalty (income) expense, net	$174	$(378)	$163	$(1,595)
(Income) related to unconsolidated equity affiliates	(473)	(664)	(951)	(1,269)
Other (income), net	$(299)	$(1,042)	$(788)	$(2,864)

NOTE 8 — INCOME TAXES

The effective income tax rate was 30.0% for the three months ended November 30, 2015 compared to an effective income tax rate of 30.2% for the three months ended November 30, 2014.  The effective income tax rate was 29.7% for the six months ended November 30, 2015 compared to an effective income tax rate of 29.6% for the six months ended November 30, 2014.

The effective tax rate for the three and six months ended November 30, 2015 and 2014 reflect variances from the 35% federal statutory rate primarily due to lower effective tax rate of certain of our foreign subsidiaries, the benefit of the domestic manufacturing deduction and the unfavorable impact of state and local taxes.

At May 31, 2015, we determined that it was possible that we could repatriate approximately $419.1 million of undistributed foreign earnings in the foreseeable future. Accordingly, as of May 31, 2015, we recorded a deferred income tax liability of $108.5 million, which represented our estimate of the U.S income and foreign withholding tax associated with the $419.1 million of undistributed foreign earnings. Based on November 30, 2015 exchange rates, the amount of undistributed earnings that may be repatriated has been revalued to $401.5 million and the corresponding deferred tax liability has been reduced to $101.9 million. This reduction in the deferred tax liability is due to the impact of foreign exchange and is recorded in accumulated other comprehensive income (loss).  We have not provided for U.S. income and foreign withholding taxes on the remaining foreign undistributed earnings because such earnings have been retained and reinvested by the foreign subsidiaries as of November 30, 2015.  Accordingly, no provision has been made for U.S. income taxes or foreign withholding taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were distributed to the U.S.

Subsequent to November 30, 2015, on December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016 (the “Act”) that reinstated certain tax benefits and credits that had expired.  The Act also made a number of the provisions permanent, including the research and development credit, extended others for five years and extended the remainder two years.  Although we are still in the process of analyzing this new legislation, we do not expect this law to have a material impact on our consolidated financial results.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

NOTE 9 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

	November 30, 2015	May 31, 2015
(In thousands)
Raw material and supplies	$229,766	$235,649
Finished goods	480,516	438,556
Total Inventory, Net of Reserves	$710,282	$674,205

NOTE 10 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases to approximately one to two million shares per year, which would include amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans and other repurchases. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three and six months ended November 30, 2015, we repurchased approximately 100,000 shares and 400,000 shares of our common stock under this program, respectively.  These shares of common stock were repurchased during the current quarter and six month period for approximately $4.4 million and $17.2 million, respectively.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method for the three and six month periods ended November 30, 2014. For the three and six month periods ended November 30, 2015, basic earnings per share were calculated using the two-class method, while diluted earnings per share were calculated using the treasury method, as the results under the two-class method were less dilutive.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$83,433	$69,766	$183,248	$168,845
Less: Allocation of earnings and dividends to participating securities	(1,571)	(1,602)	(3,068)	(3,673)
Net income available to common shareholders - basic	81,862	68,164	180,180	165,172
Add: Undistributed earnings reallocated to unvested shareholders		6		18
Reverse: Allocation of earnings and dividends to participating securities	1,571		3,068
Add: Income effect of contingently issuable shares	1,354	1,340	2,706	2,679
Net income available to common shareholders - diluted	$84,787	$69,510	$185,954	$167,869
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	129,398	130,028	129,723	130,061
Average diluted options	3,453	1,063	3,466	1,064
Additional shares issuable assuming conversion of convertible securities	3,883	3,875	3,883	3,875
Total shares for diluted earnings per share (1), (2)	136,734	134,966	137,072	135,000
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.63	$0.52	$1.39	$1.27
Diluted Earnings Per Share of Common Stock	$0.62	$0.52	$1.36	$1.24

(1)

For the three months ended November 30, 2014, approximately 3.2 million shares of stock granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

(2)

For the six months ended November 30, 2014, approximately 3.0 million shares of stock granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

NOTE 12 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees.

Historically, we estimated the service and interest cost components of net periodic pension and postretirement benefit cost by applying a single weighted-average discount rate, derived from the yield curve used to measure the benefit obligation at the beginning of the period.  During the first quarter of the current fiscal year, we elected to change our approach in estimating service and interest cost by applying the split discount rate approach.  Under the split discount rate approach, we estimate service and interest cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change in order to more precisely measure our service and interest costs, and the split discount rate approach achieves this by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates.  This change will not affect the measurement of our total benefit obligation at our annual measurement date, as the change in service and interest cost is completely offset by deferred actuarial (gains)/losses that will arise at the next annual measurement date.  As this change is treated as

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

a change in estimate, the impact is reflected in the first quarter of the current fiscal year and prospectively, and historical measurements of service and interest cost were not affected.

This change in estimate is anticipated to reduce our current year annual net periodic benefit expense by approximately $5.4 million for our U.S. Plans and by approximately $1.0 million for our non-U.S. plans.  Accordingly, for the three months ended November 30, 2015, total service cost and interest cost for all plans was $9.6 million and $6.1 million, respectively, a reduction of $0.2 million and $1.4 million, respectively, as a result of implementing the new approach.  For the six months ended November 30, 2015, total service cost and interest cost for all plans was $19.2 million and $12.2 million, respectively, a reduction of $0.4 million and $2.8 million, respectively, as a result of implementing the new approach.  This resulted in an increase in income from continuing operations and net income for the three months ended November 30, 2015 of approximately $1.6 million and $1.1 million, respectively, and an increase in both basic and diluted earnings per share of $0.01.  For the six months ended November 30, 2015, this resulted in an increase in income from continuing operations and net income of approximately $3.2 million and $2.2 million, respectively, and an increase in both basic and diluted earnings per share of $0.02.

The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and six months ended November 30, 2015 and 2014:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	November 30,		November 30,
Pension Benefits	2015	2014	2015	2014
(In thousands)
Service cost	$8,202	$7,564	$1,067	$1,231
Interest cost	4,499	5,002	1,323	1,891
Expected return on plan assets	(6,437)	(6,034)	(1,983)	(2,296)
Amortization of:
Prior service cost	58	74		10
Net actuarial losses recognized	4,190	3,472	457	536
Settlement			91
Net Periodic Benefit Cost	$10,512	$10,078	$955	$1,372

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	November 30,		November 30,
Postretirement Benefits	2015	2014	2015	2014
(In thousands)
Service cost	$-	$-	$281	$313
Interest cost	59	66	221	308
Amortization of:
Prior service (credit)	(62)	(62)
Net actuarial (gains) losses recognized		(34)	61	104
Net Periodic Benefit Cost	$(3)	$(30)	$563	$725

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	November 30,		November 30,
Pension Benefits	2015	2014	2015	2014
(In thousands)
Service cost	$16,404	$15,128	$2,134	$2,462
Interest cost	8,998	10,004	2,646	3,782
Expected return on plan assets	(12,874)	(12,068)	(3,966)	(4,592)
Amortization of:
Prior service cost	116	148		20
Net actuarial losses recognized	8,380	6,944	914	1,072
Settlement			91
Net Periodic Benefit Cost	$21,024	$20,156	$1,819	$2,744

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	November 30,		November 30,
Postretirement Benefits	2015	2014	2015	2014
(In thousands)
Service cost	$-	$-	$562	$626
Interest cost	118	132	442	616
Amortization of:
Prior service (credit)	(124)	(124)
Net actuarial (gains) losses recognized		(68)	122	208
Net Periodic Benefit Cost	$(6)	$(60)	$1,126	$1,450

Note that the information reflected above for the U.S. plans includes the Day-Glo plan as of its reconsolidation date of January 1, 2015.

We previously disclosed in our financial statements for the fiscal year ended May 31, 2015 that we expected to contribute approximately $32.0 million to our retirement plans in the U.S. and approximately $5.7 million to plans outside the U.S. during the current fiscal year. As of November 30, 2015, we expect to contribute an additional $3.8 million to the Retirement Plan in the U.S., which will increase our total expected U.S. contributions for the 2016 fiscal year to $35.8 million.

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

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at November 30, 2015, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense within our Consolidated Statements of Income.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
	(In thousands)
Beginning Balance	$10,112	$7,421	$11,663	$14,741
Deductions (1)	(4,890)	(5,066)	(9,550)	(19,741)
Provision charged to SG&A expense	4,218	6,603	7,327	13,958
Ending Balance	$9,440	$8,958	$9,440	$8,958

(1)	Primarily claims paid during the year.

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

We are cooperating with the SEC in its ongoing investigation and continue to be engaged in discussions with the staff of the SEC’s Division of Enforcement (the “Staff”) concerning potential issues arising out of the SEC’s investigation.  As previously disclosed, on October 26, 2015, we and our General Counsel received Wells notices from the SEC’s Division of Enforcement in connection with its investigation. A Wells notice is not a formal allegation or a finding of wrongdoing, but is a preliminary determination by the Staff that it may recommend to the SEC that a civil enforcement action or administrative proceeding be brought against the recipient. Our Wells notice also indicated that the Staff had preliminarily determined to recommend that the SEC pursue a clawback claim relating to incentive compensation payments paid to our Chief Executive Officer and Chief Financial Officer during the periods prior to the restatement. The Staff did not indicate an intention to recommend any charges against either of these officers.

Under SEC procedures, a recipient of a Wells notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the SEC that such an action should not be brought. In November 2015, we made a Wells submission to further explain RPM’s views concerning such matters and our belief that no enforcement action is warranted against us or our officers. We intend to contest any charges that may be brought.

Any action by the SEC could result in sanctions against us and/or certain of our officers.  A protracted investigation could impose substantial additional costs and distractions, regardless of its outcome. We have determined that it is probable that we will incur a loss relating to this matter and have estimated a range of potential loss. We have accrued at the low end of the range of loss, as no amount

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

within the range is more likely to occur, and no amount within the estimated range of loss would have a material impact on our consolidated financial condition, results of operations or cash flows.

A consolidated class-action complaint is pending against Rust-Oleum seeking to have a class certified and alleging breach of warranty, breach of contract and other claims regarding certain deck coating products of Rust-Oleum. Rust-Oleum is vigorously defending this action, including any attempts at class certification.  At this time, we are unable to predict the outcome of this matter or provide any quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.

NOTE 14 — EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three months ended November 30, 2015 and 2014:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at August 31, 2015	$1,294,402	$2,620	$1,297,022
Net income	83,433	716	84,149
Other Comprehensive Income:
Foreign currency translation adjustments	(53,814)		(53,814)
Pension and other postretirement benefit liability adjustments, net of tax	3,640		3,640
Unrealized (loss) on securities, net of tax	369		369
Total Other Comprehensive Income, net of tax	(49,805)	-	(49,805)
Comprehensive Income	33,628	716	34,344
Dividends paid	(36,642)		(36,642)
Other noncontrolling interest activity		(1,373)	(1,373)
Shares repurchased and returned for taxes	(9,944)		(9,944)
Stock based compensation expense	8,817		8,817
Total Equity at November 30, 2015	$1,290,261	$1,963	$1,292,224

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at August 31, 2014	$1,436,234	$198,134	$1,634,368
Net income	69,766	4,090	73,856
Other Comprehensive Income:
Foreign currency translation adjustments	(89,462)	(1,760)	(91,222)
Pension and other postretirement benefit liability adjustments, net of tax	4,374	611	4,985
Unrealized (loss) gain on securities, net of tax	(2,574)	7	(2,567)
Unrealized gain on derivatives, net of tax	223	60	283
Total Other Comprehensive (Loss), net of tax	(87,439)	(1,082)	(88,521)
Comprehensive Income	(17,673)	3,008	(14,665)
Dividends paid	(34,776)		(34,776)
Other noncontrolling interest activity	51	(51)	-
Shares repurchased	(1,788)		(1,788)
Stock option exercises, net of shares returned for taxes	4,956		4,956
Stock based compensation expense	(3,796)		(3,796)
Restricted awards, net	7,179		7,179
Total Equity at November 30, 2014	$1,390,387	$201,091	$1,591,478

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

The following table illustrates the components of total equity and comprehensive income for the six months ended November 30, 2015 and 2014:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2015	$1,291,392	$2,073	$1,293,465
Net income	183,248	1,263	184,511
Other Comprehensive Income:
Foreign currency translation adjustments	(84,420)		(84,420)
Pension and other postretirement benefit liability adjustments, net of tax	7,800		7,800
Unrealized (loss) on securities, net of tax	(6,715)		(6,715)
Total Other Comprehensive (Loss), net of tax	(83,335)	-	(83,335)
Comprehensive Income	99,913	1,263	101,176
Dividends paid	(71,276)		(71,276)
Other noncontrolling interest activity		(1,373)	(1,373)
Shares repurchased and returned for taxes	(45,292)		(45,292)
Stock based compensation expense	15,524		15,524
Total Equity at November 30, 2015	$1,290,261	$1,963	$1,292,224

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2014	$1,382,844	$195,750	$1,578,594
Net income	168,845	9,850	178,695
Other Comprehensive Income:
Foreign currency translation adjustments	(107,200)	(5,288)	(112,488)
Pension and other postretirement benefit liability adjustments, net of tax	7,134	780	7,914
Unrealized (loss) on securities, net of tax	(2,491)		(2,491)
Unrealized gain on derivatives, net of tax	171	46	217
Total Other Comprehensive (Loss), net of tax	(102,386)	(4,462)	(106,848)
Comprehensive Income	66,459	5,388	71,847
Dividends paid	(66,763)		(66,763)
Other noncontrolling interest activity	47	(47)	-
Shares repurchased	(1,788)		(1,788)
Stock option exercises, net	505		505
Stock based compensation expense	1,904		1,904
Restricted awards, net	7,179		7,179
Total Equity at November 30, 2014	$1,390,387	$201,091	$1,591,478

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

November 30, 2015

(Unaudited)

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

The following tables reflect the results of our reportable segments consistent with our management philosophy, and represent the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of businesses.  Information for all periods presented has been recast to reflect the current year change in reportable segments.

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2015	2014	2015	2014
	(In thousands)
Net Sales
Industrial Segment	$610,201	$647,836	$1,273,530	$1,342,120
Specialty Segment	186,729	70,511	370,369	150,113
Consumer Segment	359,054	352,781	754,611	782,791
Consolidated	$1,155,984	$1,071,128	$2,398,510	$2,275,024
Income Before Income Taxes
Industrial Segment
Income Before Income Taxes (a)	$62,962	$62,810	$145,713	$148,233
Interest (Expense), Net (b)	(1,535)	(1,976)	(3,034)	(4,647)
EBIT (c)	$64,497	$64,786	$148,747	$152,880
Specialty Segment
Income Before Income Taxes (a)	$29,324	$14,299	$57,530	$31,340
Interest Income, Net (b)	199	78	395	116
EBIT (c)	$29,125	$14,221	$57,135	$31,224
Consumer Segment
Income Before Income Taxes (a)	$65,429	$61,562	$131,552	$138,231
Interest Income (Expense), Net (b)	42	(4)	100	(12)
EBIT (c)	$65,387	$61,566	$131,452	$138,243
Corporate/Other
(Expense) Before Income Taxes (a)	$(37,454)	$(32,921)	$(72,333)	$(63,976)
Interest (Expense), Net (b)	(20,084)	(12,444)	(37,231)	(25,415)
EBIT (c)	$(17,370)	$(20,477)	$(35,102)	$(38,561)
Consolidated
Income Before Income Taxes (a)	$120,261	$105,750	$262,462	$253,828
Interest (Expense), Net (b)	(21,378)	(14,346)	(39,770)	(29,958)
EBIT (c)	$141,639	$120,096	$302,232	$283,786

	November 30, 2015	May 31, 2015
Identifiable Assets
Industrial Segment	$1,944,190	$2,105,364
Specialty Segment	791,719	798,893
Consumer Segment	1,552,852	1,626,097
Corporate/Other	229,471	163,886
Consolidated	$4,518,232	$4,694,240

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (GAAP) in the United States, to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

(c)

EBIT is defined as earnings (loss) before interest and taxes.  We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to acquisitions, as opposed to segment operations.  We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in  their investment decisions.  EBIT should not be considered an alternative to, or more meaningful than, income before taxes as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations.  Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets' analysis of our segments' core operating performance.  We also evaluate EBIT because it is clear that movements in EBIT impact our impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing.  EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements include all of our majority-owned subsidiaries, except for certain subsidiaries that were deconsolidated during the period from May 31, 2010 through December 31, 2014.  We reconsolidated such subsidiaries as of January 1, 2015 (refer to Note 2 to the consolidated financial statements for further information).  Investments in less-than-majority-owned joint ventures for which we have the ability to exercise significant influence over are accounted for under the equity method. Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate these estimates, including those related to our allowances for doubtful accounts; inventories; allowances for recoverable taxes; uncertain tax positions; useful lives of property, plant and equipment; goodwill and other intangible assets; environmental, warranties and other contingent liabilities; income tax valuation allowances; pension plans; and the fair value of financial instruments. We base our estimates on historical experience, our most recent facts, and other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of our assets and liabilities. Actual results, which are shaped by actual market conditions, may differ materially from our estimates.

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

In determining the adequacy of valuation allowances, we consider cumulative and anticipated amounts of domestic and international earnings or losses of the appropriate character, anticipated amounts of foreign source income, as well as the anticipated taxable income resulting from the reversal of future taxable temporary differences. We intend to maintain any recorded valuation allowances until sufficient positive evidence (for example, cumulative positive foreign earnings or capital gain income) exists to support a reversal of the tax valuation allowances.

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

During the first quarter of fiscal 2016, we elected to change our approach in estimating the service and interest cost components of net periodic benefit cost.  Please refer to Note 12 to the consolidated financial statements for further information.

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

Based upon May 31, 2015 information, the following table reflects the impact of a 1% change in the key assumptions applied to our various postretirement health care plans:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
(In millions)
Discount Rate
Increase (decrease) in expense in FY 2015	$-	$-	$(0.5)	$0.7
Increase (decrease) in obligation as of May 31, 2015	$(0.7)	$0.8	$(4.3)	$5.6
Healthcare Cost Trend Rate
Increase (decrease) in expense in FY 2015	$-	$-	$0.7	$(0.5)
Increase (decrease) in obligation as of May 31, 2015	$0.3	$(0.3)	$6.4	$(3.3)

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

The following table reflects the results of our reportable segments consistent with our management philosophy, and represents the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of product lines.  Information for all periods presented has been recast to reflect the current year change in reportable segments.

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
Net Sales	2015	2014	2015	2014
	(In thousands)
Industrial Segment	$610,201	$647,836	$1,273,530	$1,342,120
Specialty Segment	186,729	70,511	370,369	150,113
Consumer Segment	359,054	352,781	754,611	782,791
Consolidated	$1,155,984	$1,071,128	$2,398,510	$2,275,024
Income Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$62,962	$62,810	$145,713	$148,233
Interest (Expense), Net (b)	(1,535)	(1,976)	(3,034)	(4,647)
EBIT (c)	$64,497	$64,786	$148,747	$152,880
Specialty Segment
Income Before Income Taxes (a)	$29,324	$14,299	$57,530	$31,340
Interest Income, Net (b)	199	78	395	116
EBIT (c)	$29,125	$14,221	$57,135	$31,224
Consumer Segment
Income Before Income Taxes (a)	$65,429	$61,562	$131,552	$138,231
Interest Income (Expense), Net (b)	42	(4)	100	(12)
EBIT (c)	$65,387	$61,566	$131,452	$138,243
Corporate/Other
(Expense) Before Income Taxes (a)	$(37,454)	$(32,921)	$(72,333)	$(63,976)
Interest (Expense), Net (b)	(20,084)	(12,444)	(37,231)	(25,415)
EBIT (c)	$(17,370)	$(20,477)	$(35,102)	$(38,561)
Consolidated
Income Before Income Taxes (a)	$120,261	$105,750	$262,462	$253,828
Interest (Expense), Net (b)	(21,378)	(14,346)	(39,770)	(29,958)
EBIT (c)	$141,639	$120,096	$302,232	$283,786

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles ("GAAP") in the U.S., to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
(c)

EBIT is defined as earnings (loss) before interest and taxes.  We evaluate the profit performance of our segments based on income before income taxes, but  also look to EBIT as a performance evaluation measure because interest expense is essentially related to corporate acquisitions, as opposed to segment operations.  We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions.  EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest and taxes in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness and ongoing tax obligations.  Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the  capital markets' analysis of our segments' core operating performance.  We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing.  Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in  conjunction with any debt underwriting or bank financing.  EBIT may not be  indicative of our historical operating results, nor is it meant to be  predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2015

Net Sales  Consolidated net sales of $1,156.0 million for the second quarter of fiscal 2016 grew by approximately 7.9% from net sales of $1,071.1 million for last year’s second quarter. Organic sales improved 2.6%, while acquisitions added 11.6%.  The reconsolidated SPHC businesses, all of which are included in our specialty reportable segment, are included in acquisition growth.  Consolidated net sales for the quarter were offset by an unfavorable foreign exchange impact of 6.3%.

Industrial segment net sales declined by 5.8% to $610.2 million for the current quarter versus net sales of $647.8 million during the same period a year ago. The decline was due to unfavorable foreign exchange, which impacted net sales by 8.4% during the current quarter.  Our businesses in Brazil are beginning to feel the impact of the rapidly deteriorating economic environment, and we anticipate that during the last half of our fiscal year, we will continue to experience the impact of unfavorable foreign exchange. Additionally, there was a continued slowdown during the current quarter in net sales for our businesses serving the energy sector. The impact of these items was partially offset by organic growth in net sales of 1.9%.  During the current quarter, our North American-based industrial companies experienced continuing growth in businesses serving the commercial construction market. Lastly, recent acquisitions contributed 0.7% to net sales during the current quarter.

Specialty segment net sales for the quarter grew by 164.8% to $186.7 million, primarily due to acquisition growth of 167.1%, which includes the reconsolidated SPHC businesses, and from organic growth in net sales, which provided 3.8%. Foreign currency negatively impacted specialty segment net sales for the quarter by 6.1%.

Consumer segment net sales for the quarter grew by 1.8% to $359.1 million, from $352.8 million during last year’s second quarter, due to growth in organic net sales of 3.6%, which were partially offset by the impact of unfavorable foreign currency of 2.5%.  Acquisitions provided 0.7% growth in net sales in the consumer segment.

Gross Profit Margin  Our consolidated gross profit margin improved to 42.7% of net sales for the second quarter of fiscal 2016 from a consolidated gross profit margin of 42.4% for the comparable period a year ago.  Reflected in this improvement is the impact of lower manufacturing costs for approximately 0.7% during the current quarter versus the same period last year, partially offset by unfavorable foreign exchange, which impacted current quarter gross profit margin by approximately 0.4%.

Selling, General and Administrative Expenses (“SG&A”)  Our consolidated SG&A expense increased by approximately $17.7 million during the current period versus the last year, but decreased to 30.5% of net sales from 31.3% of net sales for the prior year quarter.  SG&A for the current quarter reflects overall added expenses recorded by our recently acquired businesses, mainly our recent reconsolidation of SPHC and its subsidiaries, partially offset by foreign exchange translation.  SG&A expense for each of the quarters ended November 30, 2015 and 2014 was favorably impacted by the reversal of certain contingent consideration obligations relating to our Kirker acquisition, and totaled $14.5 million and $17.0 million, respectively.  Warranty expense for the quarter ended November 30, 2015 decreased by approximately $2.4 million from the amount recorded during the comparable prior year period, and it is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A was approximately $15.6 million lower during the second quarter of fiscal 2016 versus the comparable prior year period, and lower as a percentage of net sales, reflecting the 5.8% decline in net sales, primarily from foreign exchange translation during the current quarter versus the same period a year ago, as well as favorable variances in warranty expense and transactional foreign exchange expense.  There was a slight increase in legal expense during the current quarter.

Our specialty segment SG&A was approximately $35.2 million higher during the second quarter of fiscal 2016 versus the comparable prior year period, and higher as a percentage of net sales, reflecting the recent reconsolidation of SPHC and its subsidiaries, as well as a small acquisition.

Our consumer segment SG&A was slightly higher during the second quarter of fiscal 2016 versus the same period last year, but slightly lower as a percentage of net sales, reflecting the overall 1.8%  improvement in sales during the current quarter in this segment. Consumer segment SG&A expense for each of the quarters ended November 30, 2015 and 2014 was favorably impacted by the reversal of certain contingent consideration obligations relating to our Kirker acquisition, and totaled $14.5 million and $17.0 million, respectively.

SG&A expenses in our corporate/other category of $17.4 million during the second quarter of fiscal 2016 were $3.1 million lower than expense of $20.5 million during the same period last year.  This was due to favorable experience in benefit costs as well as lower insurance and executive compensation costs.

We recorded total net periodic pension and postretirement benefit costs of $12.0 million and $12.1 million for the second quarter of fiscal 2016 and 2015, respectively. The $0.1 million decrease in pension expense was primarily the result of lower service and interest cost of $0.7 million during the second quarter of fiscal 2016 versus the comparable prior year period combined with a favorable impact of $0.1 million from larger returns on higher plan asset levels during the current period. The reduction in service and interest cost also impacted deferred actuarial losses to be amortized in future periods.  Partially offsetting those reductions in costs was an unfavorable impact of approximately $0.7 million resulting from larger actuarial losses recognized during the current period versus last year.  We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.  During the current fiscal year, we elected to change our approach in estimating the service and interest cost components of net periodic benefit expense by applying the split discount rate approach, which reduced our current quarter pension expense by approximately $1.6 million.  See Note 12, “Pension Plans,” for additional information regarding this recent change.

Interest Expense  Interest expense was $22.4 million for the second quarter of fiscal 2016 versus $19.4 million for the same period a year ago. Higher average borrowings increased interest expense during this year’s second quarter by approximately $6.0 million versus the same period a year ago.  Our average borrowings were higher due to recent acquisitions, primarily as a result of our $450.0 million payment to the 524(g) trust for the reconsolidation of SPHC, which was paid in December 2014. The payment was funded from our revolving credit and accounts receivable securitization facilities, part of which was ultimately replaced with a 30-year bond issued in May 2015.  Excluding acquisition-related borrowings, lower average borrowings year-over-year decreased interest expense by approximately $3.8 million. Excluding debt associated with recent acquisitions, interest rates averaged 4.81% overall for the second quarter of fiscal 2016 compared with 4.69% for the same period of fiscal 2015, which increased interest expense by approximately $0.8 million during the current quarter versus the same period last year.

Investment (Income), Net  Net investment income of approximately $1.1 million for the second quarter of fiscal 2016 compares to net investment income of $5.1 million during the same period last year.  Dividend and interest income totaled $1.6 million and $1.9 million the three month periods ended November 30, 2015 and 2014, respectively.  Net realized gains on the sales of investments totaled $2.0 million during the second quarter of fiscal 2016, while those gains were $3.2 million during the same period a year ago.  Impairments recognized on securities that management has determined are other-than-temporary declines in value totaled $2.5 million during the current quarter, while there were no such losses recorded during the same period a year ago.

Other Expense (Income), Net  Other income of $0.3 million for the second quarter of fiscal 2016 compared with other income of $1.1 million for the same period a year ago.  Items reflected in this balance include net royalty expense of $0.2 million for the second quarter of fiscal 2016 and net royalty income of $0.4 million during the second quarter of fiscal 2015.  Also included in this balance is our equity in earnings of unconsolidated affiliates totaling approximately $0.5 million and $0.7 million for the second quarter of fiscal 2016 and 2015, respectively.

Income Before Income Taxes (“IBT”)  Our consolidated pretax income for the second quarter of fiscal 2016 of $120.3 million compares with $105.8 million for the same period a year ago.

Our industrial segment had pretax income of $63.0 million, or 10.3% of net sales, for the quarter ended November 30, 2015, versus pretax income of $62.8 million, or 9.7% of net sales, for the same period a year ago. Our industrial segment experienced the continuing impact of unfavorable foreign exchange, and we anticipate that this trend may continue. Our specialty segment had pretax income of $29.3 million, or 15.7% of net sales, for the quarter ended November 30, 2015, versus pretax income of $14.3 million, or 20.3% of net sales, for the same period a year ago.  Our consumer segment IBT increased to $65.4 million, or 18.2% of net sales for the second quarter of fiscal 2016, from the prior year second quarter result of $61.6 million, or 17.5% of net sales.

Income Tax Rate The effective income tax rate was 30.0% for the three months ended November 30, 2015 compared to an effective income tax rate of 30.2% for the three months ended November 30, 2014.  The decrease in the effective income tax rate is primarily due to variances in the forecasted jurisdictional mix of earnings.

Net Income  Net income of $84.1 million for the quarter ended November 30, 2015 compares to net income of $73.9 million for the comparable prior year period.  During the current fiscal year, we elected to change our approach in estimating the service and interest cost components of net periodic benefit cost by applying the split discount rate approach, which resulted in an increase in net income of approximately $1.1 million.  During the quarter ended November 30, 2015, we had a net income from noncontrolling interests of $0.7 million versus net income of $4.1 million during the comparable prior year period. The majority of the prior year net income from noncontrolling interests was related to the deconsolidated SPHC businesses, which were reconsolidated on January 1, 2015. Net income attributable to RPM International Inc. stockholders for the second quarter of fiscal 2016 was $83.4 million, which compared to net income of $69.8 million for the comparable prior year period.

Diluted earnings per share of common stock for the quarter ended November 30, 2015 of $0.62 compares with diluted earnings per share of common stock of $0.52 for the quarter ended November 30, 2014.  As discussed above, we changed our approach in estimating the service and interest cost components of net periodic benefit expense, which resulted in an increase in diluted earnings per share of $0.01 during the current quarter.

Six Months Ended November 30, 2015

Net Sales  Consolidated net sales of $2,398.5 million for the first half of fiscal 2016 grew by approximately 5.4% from net sales of $2,275.0 million for the same period last year. Organic sales improved 1.2%, while acquisitions added 10.7%.  The reconsolidated SPHC businesses, all of which are included in our specialty reportable segment, are included in acquisition growth.  Consolidated net sales for the first half were offset by an unfavorable foreign exchange impact of 6.5%.

Industrial segment net sales declined by 5.1% to $1,273.5 million for this year’s first six months versus net sales of $1,342.1 million during the same period a year ago. The decline was due to unfavorable foreign exchange, which impacted net sales by 8.6% during this year’s first half.  During the current quarter of fiscal 2016, our businesses in Brazil began to feel the impact of the rapidly deteriorating economic environment, and we anticipate that during the last half of our current fiscal year, we will continue to experience the impact of unfavorable foreign exchange. Additionally, there was a continued slowdown during the current quarter in net sales for our businesses serving the energy sector. The impact of these items was partially offset by organic growth in net sales of 2.9%, which includes continuing growth during the first half of fiscal 2016 in our North American-based industrial companies serving the commercial construction market. Lastly, recent acquisitions contributed 0.6% to net sales during this year’s first half.

Specialty segment net sales for the first half grew by 146.7% to $370.4 million, primarily due to acquisition growth of 153.6%, which includes the reconsolidated SPHC businesses, and from organic growth in net sales, which provided 0.3%. Foreign currency negatively impacted specialty segment net sales for the first half of the current fiscal year by 7.2%.

Consumer segment net sales for the first half of the current fiscal year declined by 3.6% to $754.6 million, from $782.8 million during last year’s first six months, due to a decline in organic net sales of 1.3% and the impact of unfavorable foreign currency of 2.8%.  Consumer segment net sales were sluggish during this year’s first half, mainly related to the unseasonably rainy weather experienced in late spring through mid-July in many regions throughout North America.  Acquisitions provided 0.5% growth in net sales in the consumer segment.

Gross Profit Margin  Our consolidated gross profit margin improved to 42.8% of net sales for the first half of fiscal 2016 from a consolidated gross profit margin of 42.3% for the comparable period a year ago, reflecting lower manufacturing costs for approximately 0.8% during this year’s first half versus the same period last year, primarily by our industrial and consumer segment businesses.  Unfavorable foreign exchange impacted current period gross profit margin by approximately 0.4%.

SG&A Our consolidated SG&A expense increased by approximately $44.0 million during this year’s first six months versus the same period last year, and increased to 30.2% of net sales from 30.0% of net sales for the prior year period.  SG&A for this year’s first six months reflects overall added expenses recorded by our recently acquired businesses, mainly our recent reconsolidation of SPHC and its subsidiaries, all of which are included in our specialty segment.  SG&A expense for the six month periods ended November 30, 2015 and 2014 was favorably impacted by the reversal of certain contingent consideration obligations relating to recent acquisitions, and totaled $14.5 million and $18.1 million, respectively.  Also, during this year’s first half, there was also higher compensation and employee benefits expense, as well as higher freight expense.  Warranty expense for the first half ended November 30, 2015 decreased by approximately $6.6 million from the amount recorded during the comparable prior year period, and it is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A was approximately $22.7 million lower during the first half of fiscal 2016 versus the comparable prior year period, and slightly lower as a percentage of net sales, reflecting the 5.1% decline in net sales from unfavorable foreign exchange translation during this year’s first half versus the same period a year ago.  There were slight increases in compensation, legal expense and employee benefits during this year’s first half, partially offset by lower warranty expense.

Our specialty segment SG&A was approximately $69.0 million higher during the first half of fiscal 2016 versus the comparable prior year period, and higher as a percentage of net sales, reflecting the recent reconsolidation of SPHC and its subsidiaries, as well as a small product line acquisition.  Additionally, there was an unfavorable impact of higher employee compensation expense versus the comparable prior year period, as well as higher freight expense.

Our consumer segment SG&A was flat during the first half of fiscal 2016 versus the same period last year, but higher as a percentage of net sales, reflecting the overall 3.6% decline in sales during this year’s first half in this segment. Consumer segment SG&A expense for the six month periods ended November 30, 2015 and 2014 was favorably impacted by the reversal of certain contingent consideration obligations relating to recent acquisitions, and totaled $14.5 million and $18.1 million, respectively.

SG&A expenses in our corporate/other category of $35.1 million during the first half of fiscal 2016 was lower versus $38.6 million during the same period last year, reflecting favorable experience in benefit costs.

We recorded total net periodic pension and postretirement benefit costs of $24.0 million and $24.3 million for the first half of fiscal 2016 and 2015, respectively. The $0.3 million decrease in pension expense was primarily the result of lower service and interest cost of $1.4 million during the first half of fiscal 2016 versus the comparable prior year period combined with a favorable impact of $0.1 million from larger returns on higher plan asset levels during the current period. The reduction in service and interest cost also impacted deferred actuarial losses to be amortized in future periods.  Partially offsetting those reductions in costs was an unfavorable impact of approximately $1.2 million resulting from larger actuarial losses recognized during the current period versus last year.  During the current fiscal year, we elected to change our approach in estimating the service and interest cost components of net periodic benefit expense by applying the split discount rate approach, which reduced pension expense for this year’s first six months by approximately $3.2 million.  See Note 12, “Pension Plans,” for additional information regarding this recent change.

Interest Expense  Interest expense was $44.9 million for the first half of fiscal 2016 versus $38.8 million for the same period a year ago. Higher average borrowings increased interest expense during this year’s first half by approximately $12.2 million versus the same period a year ago.  Our average borrowings were higher due to recent acquisitions, primarily as a result of our $450.0 million payment to the 524(g) trust for the reconsolidation of SPHC, which was paid in December 2014. The payment was funded from our revolving credit and accounts receivable securitization facilities, part of which was ultimately replaced with a 30-year bond issued in May 2015.  Excluding acquisition-related borrowings, lower average borrowings year-over-year decreased interest expense by approximately $7.2 million. Excluding debt associated with recent acquisitions, interest rates averaged 4.76% overall for the first half of fiscal 2016 compared with 4.72% for the same period of fiscal 2015, which increased interest expense by approximately $1.1 million during this year’s first half versus the same period last year.

Investment (Income), Net Net investment income of approximately $5.2 million for the first six months of fiscal 2016 compares to net investment income of $8.9 million during the same period last year.  Dividend and interest income totaled $3.3 million and $3.6 million the three month periods ended November 30, 2015 and 2014, respectively.  Net realized gains on the sales of investments totaled $4.4 million during the second quarter of fiscal 2016, while those gains were $5.3 million during the same period a year ago.  Impairments recognized on securities that management has determined are other-than-temporary declines in value totaled $2.5 million during the current period, while there were no such losses recorded during the same period a year ago.

Other Expense (Income), Net  Other income of $0.8 million for the first half of fiscal 2016 compared with other income of $2.9 million for the same period a year ago.  Items reflected in this balance include net royalty expense of $0.2 million for the first half of fiscal 2015 and net royalty income of $1.6 million during the same period a year ago.  Also included in this balance is our equity in earnings of unconsolidated affiliates totaling approximately $1.0 million and $1.3 million for the first half of fiscal 2016 and 2015, respectively.

IBT Our consolidated pretax income for the first half of fiscal 2016 of $262.5 million compares with $253.8 million for the same period a year ago.

Our industrial segment had pretax income of $145.7 million, or 11.4% of net sales, for the first half ended November 30, 2015, versus pretax income of $148.2 million, or 11.0% of net sales, for the same period a year ago. Our industrial segment experienced the continuing impact of unfavorable foreign exchange, and we anticipate that this trend may continue through the remainder of fiscal 2016. Our specialty segment had pretax income of $57.5 million, or 15.5% of net sales, for the first half ended November 30, 2015, versus pretax income of $31.3 million, or 20.9% of net sales, for the same period a year ago.  Our consumer segment IBT decreased to $131.6 million, or 17.4% of net sales for the first half of fiscal 2016, from the prior year second period result of $138.2 million, or 17.7% of net sales.  Consumer segment net sales were sluggish during this year’s first half due to the unseasonably rainy weather experienced in late spring through mid-July in many regions throughout North America.

Income Tax Rate The effective income tax rate was 29.7% for the six months ended November 30, 2015 compared to an effective income tax rate of 29.6% for the six months ended November 30, 2014.

Net Income  Net income of $184.5 million for the first half of fiscal 2016 compares to net income of $178.7 million for the comparable prior year period.  During the current fiscal year, we elected to change our approach in estimating the service and interest cost components of net periodic benefit cost by applying the split discount rate approach, which resulted in an increase in net income of approximately $2.2 million.  During the six months ended November 30, 2015, we had a net income from noncontrolling interests of $1.3 million versus net income of $9.9 million during the comparable prior year period. The majority of the prior year net income from noncontrolling interests was related to the deconsolidated SPHC businesses, which were reconsolidated on January 1, 2015. Net income attributable to RPM International Inc. stockholders for the first half of fiscal 2016 was $183.2 million, which compared to net income of $168.8 million for the comparable prior year period.

Diluted earnings per share of common stock for the first half ended November 30, 2015 of $1.36 compares with diluted earnings per share of common stock of $1.24 for the first half ended November 30, 2014.  As discussed above, we changed our approach in estimating the service and interest cost components of net periodic benefit expense, which resulted in an increase in diluted earnings per share of $0.02 during this year’s first half.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $167.1 million of cash was provided by operating activities during the first half of fiscal 2016, compared with $55.3 million of cash provided by operating activities during the same period last year.

The net change in cash from operations includes the change in net income, which increased by $5.8 million during the first half of fiscal 2016 versus fiscal 2015.  Other items impacting the net change in cash from operations were items adjusting net income for non-cash expenses and income, which provided $17.6 million more cash during the first half of fiscal 2016 versus the same period last year. Changes in working capital accounts and all other accruals provided approximately $88.4 million more cash flow during the first half of fiscal 2016 versus the same period last year.

The change in accounts receivable during the first six months of fiscal 2016 provided cash of $117.4 million versus $44.6 million of cash provided by net reductions in accounts receivable during the same period last year, or approximately $72.8 million more cash provided year over year.  This resulted from the timing of sales and improved collection efforts on accounts receivable. Days sales outstanding at November 30, 2015 decreased to 60.1 days from 64.3 days sales outstanding at November 30, 2014.

Inventory balances used $49.8 million of cash during the first half of fiscal 2016, compared with a use of $41.4 million in cash during the same period a year ago, or $8.4 million more cash used year over year.  This resulted from the timing of purchases by retail customers. Days of inventory outstanding at November 30, 2015 increased to 96.6 days from 93.0 days of inventory outstanding at November 30, 2014.

The current year-to-date change in accounts payable used $28.1 million less cash during the first six months of fiscal 2016 compared to the same period last year, resulting from a change in the timing of certain payments.  Accrued compensation and benefits used approximately $12.2 million less cash during the first half of fiscal 2016 versus a year ago, due to lower bonus payments made during the first six months of fiscal 2016 versus the same period last year.  Other accruals and prepaids, including those for other short-term and long-term items and changes, provided $26.5 million less cash during the first half of fiscal 2016 versus the same period last year, primarily from the timing of pension plan contributions made during the prior year period as well as a legal settlement paid during last year’s first half.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. Capital expenditures of $31.3 million during the first half of fiscal 2016 compare with depreciation of $33.5 million. We believe our current production capacity, along with moderate plant modifications or additions will be adequate to meet our immediate needs based on anticipated growth rates.  We are increasing our capital spending in fiscal 2016 in an effort to more aggressively invest in our internal growth initiatives, especially in overseas markets.  We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand throughout the remainder of fiscal 2016.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At November 30, 2015, the fair value of our investments in marketable securities totaled $148.4 million, of which investments with a fair value of $97.1 million were in an unrealized loss position.  At May 31, 2015, the fair value of our investments in marketable securities totaled $154.8 million, of which investments with a fair value of $59.0 million were in an unrealized loss position.  The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. Total pretax unrealized losses recorded in accumulated other comprehensive income at November 30, 2015 and May 31, 2015 were $7.9 million and $3.8 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at November 30, 2015 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at November 30, 2015 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of November 30, 2015, approximately $167.1 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries.  Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions.  Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements.

At May 31, 2015, we determined that it is possible that we could repatriate approximately $419.1 million of undistributed foreign earnings in the foreseeable future. Accordingly, as of May 31, 2015, we recorded a deferred income tax liability of $108.5 million, which represented our estimate of the U.S income and foreign withholding tax associated with the $419.1 million of undistributed foreign earnings. Based on November 30, 2015 exchange rates, the amount of undistributed earnings that may be repatriated has been revalued to $401.5 million and the corresponding deferred tax liability has been reduced to $101.9 million. This reduction is due to the impact of foreign exchange and is recorded in accumulated other comprehensive income (loss). Due to the uncertainties and complexities involved in the various options for repatriation of foreign cash, including any associated governmental or other local restrictions, it is not practicable to calculate the deferred taxes associated with the remaining foreign earnings.

Financing Activities

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $960.8 million at November 30, 2015. Our debt-to-capital ratio was 56.5% at November 30, 2015, compared with 56.2% at May 31, 2015.

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

As of November 30, 2015, we were in compliance with all financial covenants contained in our New Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 55.2%, while our interest coverage ratio was 8.8 to 1. Our available liquidity under our New Revolving Credit Facility stood at $725.2 million at November 30, 2015.

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

Accounts Receivable Securitization Program

On May 9, 2014, we replaced our existing $150.0 million accounts receivable securitization program (which immediately prior to such replacement was assigned from Wells Fargo Bank, National Association to PNC Bank, National Association, as administrative agent) with a new, three-year, $200.0 million accounts receivable securitization facility (the “AR Program”). The AR Program was entered into pursuant to (1) a second amended and restated receivables sale agreement, dated as of May 9, 2014 (the “Sale Agreement”), among certain of our subsidiaries (the “Originators”), and RPM Funding Corporation, a special purpose entity (the “SPE”) whose voting interests are wholly owned by us, and (2) an amended and restated receivables purchase agreement, dated as of May 9, 2014 and subsequently amended on August 29, 2014, February 25, 2015 and November 3, 2015 (the “Purchase Agreement”), among the SPE, certain purchasers from time to time party thereto (the “Purchasers”), and PNC Bank, National Association, as administrative agent.

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

The maximum availability under the AR Program is $200.0 million. Availability is further subject to changes in the credit ratings of the Originator’s customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and therefore at certain times we may not be able to fully access the $200.0 million of funding available under the AR Program. As of November 30, 2015, the outstanding balance under the AR Program was $155.0 million, which compares with the maximum availability on that date of $200.0 million.

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

The Convertible Notes will be convertible under certain circumstances and during certain periods at an initial conversion rate of 18.8905 shares of RPM common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $52.94 per share of common stock), subject to adjustment in certain circumstances.  In October 2015, we declared a dividend in excess of $0.24 per share, and consequently, the adjusted conversion rate at November 30, 2015 was 18.93935.  The initial conversion price represents a conversion premium of approximately 37% over the last reported sale price of RPM common stock of $38.64 on December 3, 2013.  Prior to June 15, 2020, the Convertible Notes may be converted only upon specified events, and, thereafter, at any time.  Upon conversion, the Convertible Notes may be settled, at RPM’s election, in cash, shares of RPM’s common stock, or a combination of cash and shares of RPM’s common stock.

We account for the liability and equity components of the Convertible Notes separately, and in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 3.92%.  Contractual interest was $1.2 million and amortization of the debt discount was $0.7 million for each of the three month periods ended November 30, 2016 and 2015.  Contractual interest was $2.3 million and amortization of the debt discount was $1.4 million for the first half of fiscal 2016 and $1.3 million for the first half of 2015.  At November 30, 2015, the remaining period over which the debt discount will be amortized was 5.25 years, the unamortized debt discount was $15.5 million, and the carrying amount of the equity component was $20.7 million.

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

The following table summarizes our financial obligations and their expected maturities at November 30, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total Contractual	Payments Due In
	Payment Stream	2016	2017-18	2019-20	After 2020
	(In thousands)
Long-term debt obligations	$1,676,064	$2,594	$404,547	$530,870	$738,053
Capital lease obligations	650	292	228	130
Operating lease obligations	195,762	47,746	62,896	28,611	56,509
Other long-term liabilities (1):
Interest payments on long-term debt obligations	650,808	71,900	143,800	82,590	352,518
Promissory note payments on 524(g) Trust	347,500		222,500	125,000
Contributions to pension and postretirement plans (2)	363,600	42,400	53,300	96,600	171,300
Total	$3,234,384	$164,932	$887,271	$863,801	$1,318,380

(1)

Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $16.4 million at November 30, 2015. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2015 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the second quarter of fiscal 2016:

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased (1)	Per Share	Programs	Programs (2)
September 1, 2015 through September 30, 2015	100,000	$44.08	100,000	-
October 1, 2015 through October 31, 2015	44,429	$43.21	-	-
November 1, 2015 through November 30, 2015	79,507	$45.68	-	-
Total - Second Quarter	223,936	$44.48	100,000	-

(1)

The majority of the shares of common stock reported as purchased, or 100,000 shares, were acquired under our Share Repurchase Program.  The remainder represents shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.'s Amended and Restated 2004 Omnibus Equity and Incentive Plan.  Refer to Note 10.

(2)	Refer to Note 10 to the consolidated financial statements for further information regarding our stock repurchase program.

ITEM 6.  EXHIBITS

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

99.1	Amendment No. 1 to Second Amended and Restated Receivables Sale Agreement, dated as of August 29, 2014. (x)

99.2	Amendment No. 2 to Second Amended and Restated Receivables Sale Agreement, dated as of November 3, 2015. (x)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

	By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

	By:	/s/ Russell L. Gordon
Russell L. Gordon
Vice President and
Chief Financial Officer

Dated: January 6, 2016