Form 10-Q
period 2016-02-29
RPM INTERNATIONAL INC/DE/
filed 2016-04-06
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016,

or

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

As of April 1, 2016

132,845,726 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	February 29, 2016	May 31, 2015
Assets
Current Assets
Cash and cash equivalents	$220,712	$174,711
Trade accounts receivable (less allowances of
$22,450 and $24,526, respectively)	746,553	956,211
Inventories	739,716	674,205
Deferred income taxes	29,042	29,892
Prepaid expenses and other current assets	194,285	264,827
Total current assets	1,930,308	2,099,846
Property, Plant and Equipment, at Cost	1,278,553	1,258,304
Allowance for depreciation	(698,902)	(668,658)
Property, plant and equipment, net	579,651	589,646
Other Assets
Goodwill	1,182,293	1,215,688
Other intangible assets, net of amortization	566,977	604,130
Deferred income taxes, non-current	2,237	5,685
Other	186,623	179,245
Total other assets	1,938,130	2,004,748
Total Assets	$4,448,089	$4,694,240
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$367,038	$512,165
Current portion of long-term debt	3,405	2,038
Accrued compensation and benefits	129,105	169,370
Accrued losses	27,581	22,016
Other accrued liabilities	255,274	197,647
Total current liabilities	782,403	903,236
Long-Term Liabilities
Long-term debt, less current maturities	1,749,823	1,654,037
Other long-term liabilities	609,952	752,821
Deferred income taxes	65,391	90,681
Total long-term liabilities	2,425,166	2,497,539
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	-	-
Common stock, par value $0.01; authorized 300,000 shares; issued 139,999 and outstanding 132,846 as of February 29, 2016; issued 138,828 and outstanding 133,203 as of May 31, 2015	1,328	1,332
Paid-in capital	895,131	872,127
Treasury stock, at cost	(191,693)	(124,928)
Accumulated other comprehensive (loss)	(497,754)	(394,135)
Retained earnings	1,031,020	936,996
Total RPM International Inc. stockholders' equity	1,238,032	1,291,392
Noncontrolling Interest	2,488	2,073
Total equity	1,240,520	1,293,465
Total Liabilities and Stockholders' Equity	$4,448,089	$4,694,240

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Net Sales	$988,555	$946,367	$3,387,065	$3,221,391
Cost of Sales	575,593	566,629	1,947,211	1,879,317
Gross Profit	412,962	379,738	1,439,854	1,342,074
Selling, General and Administrative Expenses	370,913	346,171	1,096,361	1,027,585
Interest Expense	23,140	21,493	68,078	60,312
Investment (Income), Net	(2,909)	(7,693)	(8,077)	(16,554)
Other (Income), Net	(88)	(660)	(876)	(3,524)
Income Before Income Taxes	21,906	20,427	284,368	274,255
Provision for Income Taxes	2,613	99,379	80,564	174,512
Net Income (Loss)	19,293	(78,952)	203,804	99,743
Less: Net Income (Loss) Attributable to Noncontrolling Interests	711	(21,604)	1,974	(11,754)
Net Income (Loss) Attributable to RPM International Inc. Stockholders	$18,582	$(57,348)	$201,830	$111,497
Average Number of Shares of Common Stock Outstanding:
Basic	129,068	129,795	129,506	130,039
Diluted	129,068	129,795	136,848	134,995
Earnings (Loss) per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.14	$(0.44)	$1.53	$0.84
Diluted	$0.14	$(0.44)	$1.50	$0.84
Cash Dividends Declared per Share of Common Stock	$0.275	$0.260	$0.810	$0.760

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Net Income (Loss)	$19,293	$(78,952)	$203,804	$99,743
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(16,214)	(79,275)	(100,634)	(191,763)
Pension and other postretirement benefit liability adjustments (net of tax of $1,827; $2,497; $5,645; $6,225, respectively)	3,264	6,511	11,064	14,425
Unrealized (loss) on securities (net of tax of $(3,376); $(1,560); $(5,971); $(2,715), respectively)	(7,334)	(3,488)	(14,049)	(5,979)
Unrealized gain on derivatives (net of tax of $0; $85; $0; $119, respectively)	-	420	-	637
Total other comprehensive (loss)	(20,284)	(75,832)	(103,619)	(182,680)
Total Comprehensive Income (Loss)	(991)	(154,784)	100,185	(82,937)
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	711	(21,728)	1,974	(16,340)
Comprehensive Income (Loss) Attributable to RPM International Inc. Stockholders	$(1,702)	$(133,056)	$98,211	$(66,597)

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	February 29,	February 28,
	2016	2015
Cash Flows From Operating Activities:
Net income	$203,804	$99,743
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	49,980	45,870
Amortization	33,151	25,961
Reversal of contingent consideration obligations	(14,500)	(19,180)
Deferred income taxes	(18,556)	93,274
Stock-based compensation expense	23,000	22,443
Other non-cash interest expense	7,305	3,182
Other	1,994	(4,961)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	179,003	72,633
(Increase) in inventory	(81,837)	(83,257)
(Increase) decrease in prepaid expenses and other current and long-term assets	(13,347)	435
(Decrease) in accounts payable	(133,841)	(147,979)
(Decrease) in accrued compensation and benefits	(35,202)	(53,593)
Increase (decrease) in accrued losses	5,948	(7,579)
Increase in other accrued liabilities	4,696	18,801
Other	12,221	(41,678)
Cash Provided By Operating Activities	223,819	24,115
Cash Flows From Investing Activities:
Capital expenditures	(54,819)	(47,293)
Acquisition of businesses, net of cash acquired	(28,926)	(433,885)
Purchase of marketable securities	(21,981)	(35,033)
Proceeds from sales of marketable securities	18,722	41,308
Other	7,430	13,126
Cash (Used For) Investing Activities	(79,574)	(461,777)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	116,578	526,585
Reductions of long-term and short-term debt	(19,419)	(10,609)
Cash dividends	(107,806)	(101,541)
Shares repurchased and returned for taxes	(66,765)	(35,912)
Payments of acquisition-related contingent consideration	(2,006)	(24,750)
Other	(1,239)	1,969
Cash (Used For) Provided By Financing Activities	(80,657)	355,742
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(17,587)	(30,558)
Net Change in Cash and Cash Equivalents	46,001	(112,478)
Cash and Cash Equivalents at Beginning of Period	174,711	332,868
Cash and Cash Equivalents at End of Period	$220,712	$220,390

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and nine months ended February 29, 2016 and February 28, 2015.  For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2015.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

The Trust was funded with $450.0 million in cash and a promissory note, bearing no interest and maturing on or before the fourth anniversary of the Effective Date (the “Bankruptcy Note”). The net present value of the Bankruptcy Note, or $333.2 million, is classified as other accrued liabilities and other long-term liabilities for approximately $101.0 million and $232.2 million, respectively, in our consolidated financial statements at February 29, 2016.  Borrowings under our $800.0 million revolving credit facility were used to fund the initial payment of $450.0 million, which is classified as long-term debt in our Consolidated Balance Sheets.  A portion of the payments due under the Bankruptcy Note is secured by a right to the equity of SPHC, Republic and Bondex.  The Bankruptcy Plan, and Bankruptcy Note, provide for the following additional contributions to the Trust:

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

The fair values of SPHC and its subsidiaries have been determined as of January 1, 2015.  Additionally, the fair value of RPM Holdco, of which SPHC owns 21.39% of the outstanding common stock, has been determined in order to account for our increase in ownership of the noncontrolling interest as an equity transaction.  The total consideration has been allocated on a relative fair value basis between the noncontrolling interest in RPM Holdco, or approximately $208.4 million, and the net assets of SPHC, or approximately $564.2 million.  The difference between the fair value of the noncontrolling interest in RPM Holdco and the carrying value of the noncontrolling interest was recorded as an equity transaction.  The portion of the transaction accounted for as a business combination resulted in goodwill of $118.7 million and intangible assets of $176.0 million.  The acquired intangible assets totaling $176.0 million comprise the following $118.7 million of customer and distributor relationships, $2.0 million of definite-lived tradenames, $52.7 million of indefinite-lived tradenames and $2.6 million of formulas.  Income tax assets of $271.7 million were recorded in connection with the deductibility of current and future contributions to the Trust.  Additionally, deferred tax liabilities of $72.3 million were recorded for the excess of the fair value book basis of certain assets over the corresponding tax basis.  The fair values of net tangible assets, intangible assets and the noncontrolling interest were based upon valuations, which required our significant use of estimates and assumptions.  The valuations of consideration transferred and total assets acquired and liabilities assumed are complete as of February 29, 2016.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which establishes a comprehensive revenue recognition standard for virtually all industries in GAAP. Under the original issuance, the new standard would have applied to annual periods beginning after December 15, 2016, including interim periods therein. However, in August 2015, the FASB issued ASU 2015-14, which extends the standard effective date by one year and includes an option to apply the standard on the original effective date. We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

In April 2015, the FASB issued ASU 2015-03 "Interest-Imputation of Interest," which changes the presentation of debt issuance costs in financial statements and specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of the note. The guidance does not change the current requirements surrounding the recognition and measurement of debt issuance costs, and the amortization of debt issuance costs will continue to be reported as interest expense. The guidance is effective for years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is allowed for all entities and the new guidance shall be applied to all prior periods retrospectively. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial position and results of operations, although it will change the financial statement classification of the deferred debt cost. As of February 29, 2016, we had $3.0 million and $9.0 million of current and long-term net deferred debt costs, respectively.  As of May 31, 2015, we had $3.0 million and $11.5 million of current and long-term net deferred debt costs, respectively.  Current and long-term deferred debt costs are included in our Consolidated Balance Sheets and are reflected in prepaid expenses and other current assets, and other long-term assets, respectively.  Under the new guidance, the net deferred debt costs would offset the carrying amount of the respective debt on the Consolidated Balance Sheets.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which simplifies the treatment of adjustments to provisional amounts recognized in the period for items in a business combination for which the accounting is incomplete at the end of the reporting period. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015 and for interim periods therein. We will apply the provisions of this ASU beginning on June 1, 2016.  We anticipate that our adoption of this ASU will not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which increases lease transparency and comparability among organizations.  Under the new standard, lessees will be required to recognize all assets and liabilities arising from leases on the balance sheet, with the exception of leases with a term of 12 months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The new standard requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.  We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which makes a number of changes meant to simplify and improve accounting for share-based payments. The new guidance includes amendments to share based accounting for income taxes, the related classification in the statement of cash flows and share award forfeiture accounting. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those reporting periods. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

NOTE 4 — MARKETABLE SECURITIES

The following tables summarize marketable securities held at February 29, 2016 and May 31, 2015 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
February 29, 2016
Equity securities:
Stocks - foreign	$4,297	$257	$(496)	$4,058
Stocks - domestic	27,596	2,899	(1,952)	28,543
Mutual funds - foreign	35,855	620	(7,072)	29,403
Mutual funds - domestic	58,174	10	(7,310)	50,874
Total equity securities	125,922	3,786	(16,830)	112,878
Fixed maturity:
U.S. treasury and other government	21,777	232	(210)	21,799
Corporate bonds	944	123	-	1,067
Mortgage-backed securities	18	22	-	40
Total fixed maturity securities	22,739	377	(210)	22,906
Total	$148,661	$4,163	$(17,040)	$135,784

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2015
Equity securities:
Stocks - foreign	$3,722	$339	$(85)	$3,976
Stocks - domestic	34,368	5,649	(559)	39,458
Mutual funds - foreign	32,657	2,114	(230)	34,541
Mutual funds - domestic	56,442	228	(2,779)	53,891
Total equity securities	127,189	8,330	(3,653)	131,866
Fixed maturity:
U.S. treasury and other government	21,340	171	(162)	21,349
Corporate bonds	1,218	171	-	1,389
Foreign bonds	36	2	-	38
Mortgage-backed securities	81	47	-	128
Total fixed maturity securities	22,675	391	(162)	22,904
Total	$149,864	$8,721	$(3,815)	$154,770

Marketable securities, included in other current and long-term assets totaling $65.1 million and $70.7 million at February 29, 2016, respectively, and included in other current and long-term assets totaling $69.3 million and $85.5 million at May 31, 2015, respectively, are composed of available-for-sale securities and are reported at fair value.  We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

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

Gross gains realized on sales of investments were $1.1 million and $3.4 million for the quarters ended February 29, 2016 and February 28, 2015, respectively.  During the three months ended February 29, 2016, we recognized gross realized losses on sales of investments of $0.1 million, while we recognized no such losses during the three months ended February 28, 2015. During the three months ended February 29, 2016, we recognized losses of approximately $0.8 million for securities deemed to have other-than-temporary impairments, while we recognized no such losses during the third quarter of fiscal 2015.  These amounts are included in investment (income), net in the Consolidated Statements of Income.

Gross gains realized on sales of investments were $5.7 million and $8.7 million for the nine months ended February 29, 2016 and February 28, 2015, respectively.  During the first nine months of fiscal 2016, we recognized gross realized losses on sales of investments of $0.3 million, while we recognized no such losses during the first nine months of fiscal 2015.  During the nine months ended February 29, 2016, we recognized losses of approximately $3.3 million for securities deemed to have other-than-temporary impairments, while we recognized no such losses during the first nine months of fiscal 2015.

Summarized below are the securities we held at February 29, 2016 and May 31, 2015 that were in an unrealized loss position and that were included in accumulated other comprehensive income (loss), aggregated by the length of time the investments had been in that position:

	February 29, 2016		May 31, 2015
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$98,332	$(17,040)	$58,978	$(3,815)
Unrealized losses with a loss position for less than 12 months	50,214	(9,564)	32,693	(1,441)
Unrealized losses with a loss position for more than 12 months	48,118	(7,476)	26,285	(2,374)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. The unrealized losses generally relate to investments whose fair values at February 29, 2016 were less than 15% below their original cost. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

The net carrying values of debt securities at February 29, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$5,000	$4,925
One year through five years	14,163	14,149
Six years through ten years	2,487	2,579
After ten years	1,089	1,253
	$22,739	$22,906

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

February 29, 2016

(Unaudited)

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at February 29, 2016
U.S. Treasury and other government	$-	$21,799	$-	$21,799
Foreign bonds		-		-
Mortgage-backed securities		40		40
Corporate bonds		1,067		1,067
Stocks - foreign	4,058			4,058
Stocks - domestic	28,543			28,543
Cash and cash equivalents	1,534			1,534
Mutual funds - foreign		29,403		29,403
Mutual funds - domestic		50,874		50,874
Foreign currency forward contract		(112)		(112)
Contingent consideration			(11,852)	(11,852)
Total	$34,135	$103,071	$(11,852)	$125,354

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2015
U.S. Treasury and other government	$-	$21,349	$-	$21,349
Foreign bonds		38		38
Mortgage-backed securities		128		128
Corporate bonds		1,389		1,389
Stocks - foreign	3,976			3,976
Stocks - domestic	39,458			39,458
Mutual funds - foreign		34,541		34,541
Mutual funds - domestic		53,891		53,891
Foreign currency forward contract		(6,369)		(6,369)
Contingent consideration			(27,598)	(27,598)
Total	$43,434	$104,967	$(27,598)	$120,803

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

At February 29, 2016, we had a foreign currency forward contract with a fair value of approximately $0.1 million, which is classified in other accrued liabilities in our Consolidated Balance Sheets.  At May 31, 2015, we had a foreign currency forward contract with a fair value of approximately $6.4 million, which is classified in other accrued liabilities in our Consolidated Balance Sheets.  Our foreign currency forward contract, which has not been designated as a hedge, was designed to reduce our exposure to the changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows.  The foreign exchange rates included in the forward contract are based upon observable market data, but are not quoted market prices, and therefore, the forward currency forward contract is considered a Level 2 liability on the fair value hierarchy.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During the first nine months ended February 29, 2016, we reversed approximately $14.5 million for contingent earnout targets that were not expected to be met, due to a delay in new business that will push the majority of orders previously anticipated for fiscal 2016 into our 2017 fiscal year. Additionally, during the first nine months of fiscal 2016, we paid approximately $2.0 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current period and accrued an additional $0.8 million for new acquisitions. These amounts are reported in payments of acquisition-related contingent consideration in the Consolidated Statements of Cash Flows.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At February 29, 2016 and May 31, 2015, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of February 29, 2016 and May 31, 2015 are as follows:

	At February 29, 2016
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$220,712	$220,712
Marketable equity securities	112,878	112,878
Marketable debt securities	22,906	22,906
Long-term debt, including current portion	1,753,228	1,989,032

	At May 31, 2015
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$174,711	$174,711
Marketable equity securities	131,866	131,866
Marketable debt securities	22,904	22,904
Long-term debt, including current portion	1,656,075	1,783,962

NOTE 6 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
(In thousands)	2016	2015	2016	2015
Interest (income)	$(2,019)	$(3,687)	$(4,602)	$(6,692)
(Gain) on sale of marketable securities	(1,020)	(3,356)	(5,438)	(8,677)
Other-than-temporary impairment on securities	839	-	3,312	-
Dividend (income)	(709)	(650)	(1,349)	(1,185)
Investment (income), net	$(2,909)	$(7,693)	$(8,077)	$(16,554)

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

NOTE 7 — OTHER (INCOME), NET

Other (income), net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
(In thousands)	2016	2015	2016	2015
Royalty (income) expense, net	$557	$(130)	$720	$(1,725)
(Income) related to unconsolidated equity affiliates	(645)	(530)	(1,596)	(1,799)
Other (income), net	$(88)	$(660)	$(876)	$(3,524)

NOTE 8 — INCOME TAXES

The income tax provision was $2.6 million for the three months ended February 29, 2016 compared to an income tax provision of $99.4 million for the three months ended February 28, 2015.  The income tax provision was $80.6 million for the nine months ended February 29, 2016 compared to an income tax provision of $174.5 million for the nine months ended February 28, 2015.

The income tax provision for the three and nine months ended February 29, 2016 reflects variances from the 35% federal statutory rate primarily due to lower effective tax rate of certain of our foreign subsidiaries, the benefit of the domestic manufacturing deduction and the unfavorable impact of state and local taxes.  Additionally, during the three month period ended February 29, 2016, we recorded net discrete tax benefits of $3.9 million that were primarily due to the reversal of tax contingency reserves and tax benefits associated with foreign currency losses on the distribution of foreign earnings that were previously subject to U.S. tax.

The income tax provision for the three and nine month periods ended February 28, 2015 reflects variances from the 35% federal statutory rate primarily due to the lower effective income tax rate of certain of our foreign subsidiaries and foreign tax credits generated during the period.  These favorable variances from the statutory rate were offset by state and local income taxes and the impact of non-deductible business expenses.  Additionally, during the three month period ended February 28, 2015 we recorded net discrete tax benefits of $13.1 million that are primarily comprised of the reversal of deferred tax asset valuation allowances and adjustments to tax contingency reserves, partially offset by the impact of certain foreign losses not benefitted and the effect of changes year to date in the forecasted annual effective tax rate.

Further, during the quarter ended February 28, 2015, we reviewed our permanent investment assertion under ASC 740-30 regarding a portion of our undistributed foreign earnings, which were previously considered to be indefinitely reinvested outside the U.S.  As previously disclosed, a provision for deferred income taxes of $106.2 million was recorded, which represents our estimate of the future tax cost, net of related foreign tax credits, associated with remitting approximately $347.5 million of earnings back to the U.S.

At May 31, 2015, we determined that it was possible that we could repatriate approximately $419.1 million of unremitted foreign earnings in the foreseeable future. Accordingly, as of May 31, 2015, we recorded a deferred income tax liability of $108.5 million, which represented our estimate of the U.S income and foreign withholding tax associated with the $419.1 million of undistributed foreign earnings not considered permanently reinvested. As of February 29, 2016, the amount of undistributed earnings that may be repatriated is $356.5 million and the corresponding deferred tax liability has been reduced to $91.6 million. This reduction in the amount of unremitted foreign earnings that are not considered permanently reinvested is predominantly due to foreign currency revaluations and, to a lesser extent, actual distributions of foreign earnings during the third quarter.  The reduction to the deferred tax liability is primarily related to foreign currency revaluation, which was recorded in accumulated other comprehensive income (loss).  We have not provided for U.S. income and foreign withholding taxes on the remaining foreign undistributed earnings because such earnings have been retained and reinvested by the foreign subsidiaries as of February 29, 2016.  Accordingly, no provision has been made for U.S. income taxes or foreign withholding taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were distributed to the U.S.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

NOTE 9 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

	February 29, 2016	May 31, 2015
(In thousands)
Raw material and supplies	$221,436	$235,649
Finished goods	518,280	438,556
Total Inventory, Net of Reserves	$739,716	$674,205

NOTE 10 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases to approximately one to two million shares per year, which would include amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans and other repurchases. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three and nine months ended February 29, 2016, we repurchased 400,000 shares and 800,000 shares of our common stock under this program, respectively.  These shares of common stock were repurchased during the current quarter and nine month period for approximately $17.8 million and $35.1 million, respectively.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended February 29, 2016 and February 28, 2015:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
(In thousands, except per share amounts)	2016	2015	2016	2015
Numerator for earnings per share:
Net income (loss) attributable to RPM International Inc. stockholders	$18,582	$(57,348)	$201,830	$111,497
Less: Allocation of earnings and dividends to participating securities	(316)		(3,375)	(2,347)
Net income (loss) available to common shareholders - basic	18,266	(57,348)	198,455	109,150
Add: Undistributed earnings reallocated to unvested shareholders				2
Reverse: Allocation of earnings and dividends to participating securities			3,375
Add: Income effect of contingently issuable shares			4,067	4,026
Net income (loss) available to common shareholders - diluted	$18,266	$(57,348)	$205,897	$113,178
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	129,068	129,795	129,506	130,039
Average diluted options			3,456	1,080
Additional shares issuable assuming conversion of convertible securities			3,886	3,876
Total shares for diluted earnings per share (1), (2)	129,068	129,795	136,848	134,995
Earnings (Loss) Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings (Loss) Per Share of Common Stock	$0.14	$(0.44)	$1.53	$0.84
Diluted Earnings (Loss) Per Share of Common Stock	$0.14	$(0.44)	$1.50	$0.84

(1)

For the three months ended February 28, 2015, basic weighted-average shares outstanding and basic net income available to common shareholders under the treasury method are used in calculating basic and diluted earnings per share as a result of the reported loss for the period.  For the three month period ended February 29, 2016, basic weighted-average shares outstanding and basic net income available to common shareholders are used in calculating diluted earnings per share under the two-class method, as that method resulted in the most dilutive earnings per share.  For the nine month period ended February 29, 2016, basic and diluted earnings per share are calculated under the two-class method and the treasury method, respectively, as those methods resulted in the most dilutive earnings per share.

(2)

For the nine month period ended February 28, 2015, approximately 3.0 million shares of stock granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

NOTE 12 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

Historically, we estimated the service and interest cost components of net periodic pension and postretirement benefit cost by applying a single weighted-average discount rate, derived from the yield curve used to measure the benefit obligation at the beginning of the period.  During the first quarter of the current fiscal year, we elected to change our approach in estimating service and interest cost by applying the split discount rate approach.  Under the split discount rate approach, we estimate service and interest cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change in order to more precisely measure our service and interest costs, and the split discount rate approach achieves this by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates.  This change will not affect the measurement of our total benefit obligation at our annual measurement date, as the change in service and interest cost is completely offset by deferred actuarial (gains)/losses that will arise at the next annual measurement date.  As this change is treated as a change in estimate, the impact is reflected in the first quarter of the current fiscal year and prospectively, and historical measurements of service and interest cost were not affected.

This change in estimate is anticipated to reduce our current year annual net periodic benefit expense by approximately $5.4 million for our U.S. Plans and by approximately $1.0 million for our non-U.S. plans.  Accordingly, for the three months ended February 29, 2016, total service cost and interest cost for all plans was $9.6 million and $6.1 million, respectively, a reduction of $0.2 million and $1.4 million, respectively, as a result of implementing the new approach.  For the nine months ended February 29, 2016, total service cost and interest cost for all plans was $28.7 million and $18.3 million, respectively, a reduction of $0.6 million and $4.2 million, respectively, as a result of implementing the new approach.  This resulted in an increase in income from continuing operations and net income for the three months ended February 29, 2016 of approximately $1.6 million and $1.1 million, respectively, and an increase in both basic and diluted earnings per share of $0.01 for the third quarter of fiscal 2016.  For the nine months ended February 29, 2016, this resulted in an increase in income from continuing operations and net income of approximately $4.8 million and $3.3 million, respectively, and an increase in both basic and diluted earnings per share of $0.02.

The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and nine months ended February 29, 2016 and February 28, 2015:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	February 29,	February 28,	February 29,	February 28,
Pension Benefits	2016	2015	2016	2015
(In thousands)
Service cost	$8,202	$7,604	$1,067	$1,231
Interest cost	4,499	5,046	1,319	1,891
Expected return on plan assets	(6,437)	(6,102)	(1,978)	(2,296)
Amortization of:
Prior service cost	58	75		10
Net actuarial losses recognized	4,190	3,502	455	536
Net Periodic Benefit Cost	$10,512	$10,125	$863	$1,372

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	February 29,	February 28,	February 29,	February 28,
Postretirement Benefits	2016	2015	2016	2015
(In thousands)
Service cost	$-	$-	$281	$313
Interest cost	59	66	221	308
Amortization of:
Prior service (credit)	(62)	(62)
Net actuarial (gains) losses recognized		(34)	61	104
Net Periodic Benefit Cost	$(3)	$(30)	$563	$725

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
Pension Benefits	2016	2015	2016	2015
(In thousands)
Service cost	$24,606	$22,732	$3,201	$3,693
Interest cost	13,497	15,050	3,965	5,673
Expected return on plan assets	(19,311)	(18,170)	(5,944)	(6,888)
Amortization of:
Prior service cost	174	223		30
Net actuarial losses recognized	12,570	10,446	1,369	1,608
Settlement			91
Net Periodic Benefit Cost	$31,536	$30,281	$2,682	$4,116

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
Postretirement Benefits	2016	2015	2016	2015
(In thousands)
Service cost	$-	$-	$843	$939
Interest cost	177	198	663	924
Amortization of:
Prior service (credit)	(186)	(186)
Net actuarial (gains) losses recognized		(102)	183	312
Net Periodic Benefit Cost	$(9)	$(90)	$1,689	$2,175

Note that the information reflected above for the U.S. pension plans includes the Day-Glo plan as of its reconsolidation date of January 1, 2015.

We previously disclosed in our financial statements for the fiscal year ended May 31, 2015 that we expected to contribute approximately $32.0 million to our retirement plans in the U.S. and approximately $5.7 million to plans outside the U.S. during the current fiscal year. As of March 1, 2016, for tax planning purposes, we contributed an additional $3.8 million to the Retirement Plan in the U.S., which will increase our total expected U.S. contributions for the 2016 fiscal year to $35.8 million.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at February 29, 2016, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Product warranty expense is recorded within selling, general and administrative expense within our Consolidated Statements of Income.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
	(In thousands)
Beginning Balance	$9,440	$8,958	$11,663	$14,741
Acquisition of SPHC and subsidiaries		2,978		2,978
Deductions (1)	(4,268)	(4,128)	(13,818)	(23,869)
Provision charged to SG&A expense	8,790	3,907	16,117	17,865
Ending Balance	$13,962	$11,715	$13,962	$11,715

(1)	Primarily claims paid during the year.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

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

Any action by the SEC could result in sanctions against us and/or certain of our officers.  A protracted investigation could impose substantial additional costs and distractions, regardless of its outcome. We have determined that it is probable that we will incur a loss relating to this matter and have estimated a range of potential loss. We have accrued at the low end of the range of loss, as no amount within the range is more likely to occur, and no amount within the estimated range of loss would have a material impact on our consolidated financial condition, results of operations or cash flows.

A consolidated class-action complaint is pending against Rust-Oleum Corporation (“Rust-Oleum”) seeking to have a class certified and alleging breach of warranty, breach of contract and other claims regarding certain deck coating products of Rust-Oleum. Rust-Oleum is vigorously defending this action, including any attempts at class certification, but is also beginning to discuss potential settlement structure options with class counsel.  At this time, we are unable to predict the outcome of this matter or provide any quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.

NOTE 14 — EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three months ended February 29, 2016 and February 28, 2015:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at November 30, 2015	$1,290,261	$1,963	$1,292,224
Net income	18,582	711	19,293
Other Comprehensive Income:
Foreign currency translation adjustments	(16,214)		(16,214)
Pension and other postretirement benefit liability adjustments, net of tax	3,264		3,264
Unrealized (loss) on securities, net of tax	(7,334)		(7,334)
Total Other Comprehensive Income, net of tax	(20,284)	-	(20,284)
Comprehensive Income	(1,702)	711	(991)
Dividends paid	(36,530)		(36,530)
Other noncontrolling interest activity		(186)	(186)
Shares repurchased and returned for taxes	(21,473)		(21,473)
Stock based compensation expense	7,476		7,476
Total Equity at February 29, 2016	$1,238,032	$2,488	$1,240,520

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at November 30, 2014	$1,390,387	$201,091	$1,591,478
Net income	(57,348)	(21,604)	(78,952)
Other Comprehensive Income:
Foreign currency translation adjustments	(79,063)	(212)	(79,275)
Pension and other postretirement benefit liability adjustments, net of tax	6,346	165	6,511
Unrealized (loss) gain on securities, net of tax	(3,488)	-	(3,488)
Unrealized gain on derivatives, net of tax	497	(77)	420
Total Other Comprehensive (Loss), net of tax	(75,708)	(124)	(75,832)
Comprehensive Income	(133,056)	(21,728)	(154,784)
Dividends paid	(34,778)		(34,778)
Other noncontrolling interest activity	(47)	47	-
Increase in equity ownership of SPHC	29,366	(177,267)	(147,901)
Shares repurchased	(25,800)		(25,800)
Stock option exercises, net of shares returned for taxes	(984)		(984)
Stock based compensation expense	941		941
Restricted awards, net	5,621		5,621
Total Equity at February 28, 2015	$1,231,650	$2,143	$1,233,793

The following table illustrates the components of total equity and comprehensive income for the nine months ended February 29, 2016 and February 28, 2015:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2015	$1,291,392	$2,073	$1,293,465
Net income	201,830	1,974	203,804
Other Comprehensive Income:
Foreign currency translation adjustments	(100,634)		(100,634)
Pension and other postretirement benefit liability adjustments, net of tax	11,064		11,064
Unrealized (loss) on securities, net of tax	(14,049)		(14,049)
Total Other Comprehensive (Loss), net of tax	(103,619)	-	(103,619)
Comprehensive Income	98,211	1,974	100,185
Dividends paid	(107,806)		(107,806)
Other noncontrolling interest activity		(1,559)	(1,559)
Shares repurchased and returned for taxes	(66,765)		(66,765)
Stock based compensation expense	23,000		23,000
Total Equity at February 29, 2016	$1,238,032	$2,488	$1,240,520

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

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

February 29, 2016

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

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
	(In thousands)
Net Sales
Industrial Segment	$484,012	$499,594	$1,757,542	$1,841,714
Specialty Segment	165,559	120,403	535,928	270,516
Consumer Segment	338,984	326,370	1,093,595	1,109,161
Consolidated	$988,555	$946,367	$3,387,065	$3,221,391
Income Before Income Taxes
Industrial Segment
Income Before Income Taxes (a)	$628	$6,902	$146,341	$155,135
Interest (Expense), Net (b)	(1,448)	(1,872)	(4,482)	(6,519)
EBIT (c)	$2,076	$8,774	$150,823	$161,654
Specialty Segment
Income Before Income Taxes (a)	$21,587	$9,558	$79,117	$40,898
Interest Income, Net (b)	188	188	583	304
EBIT (c)	$21,399	$9,370	$78,534	$40,594
Consumer Segment
Income Before Income Taxes (a)	$38,785	$35,147	$170,337	$173,378
Interest Income (Expense), Net (b)	16	6	116	(6)
EBIT (c)	$38,769	$35,141	$170,221	$173,384
Corporate/Other
(Expense) Before Income Taxes (a)	$(39,094)	$(31,180)	$(111,427)	$(95,156)
Interest (Expense), Net (b)	(18,987)	(12,122)	(56,218)	(37,537)
EBIT (c)	$(20,107)	$(19,058)	$(55,209)	$(57,619)
Consolidated
Income Before Income Taxes (a)	$21,906	$20,427	$284,368	$274,255
Interest (Expense), Net (b)	(20,231)	(13,800)	(60,001)	(43,758)
EBIT (c)	$42,137	$34,227	$344,369	$318,013

	February 29, 2016	May 31, 2015
Identifiable Assets
Industrial Segment	$1,902,718	$2,105,364
Specialty Segment	788,121	798,893
Consumer Segment	1,659,227	1,626,097
Corporate/Other	98,023	163,886
Consolidated	$4,448,089	$4,694,240

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (GAAP) in the United States, to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

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

Goodwill

We test our goodwill balances at least annually, or more frequently as impairment indicators arise, at the reporting unit level. Our annual impairment assessment date has been designated as the first day of our fourth fiscal quarter. Our reporting units have been identified at the component level, which is the operating segment level or one level below our operating segments.

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

Our annual goodwill impairment analysis for fiscal 2015 did not result in any indicators of impairment.  Should the future earnings and cash flows at our reporting units decline and/or discount rates increase, future impairment charges to goodwill and other intangible assets may be required.  We have monitored the performance of our Kirker nail enamel business throughout fiscal 2016, which is included in our consumer reportable segment results.  As previously reported, during the second quarter of fiscal 2016, we reversed the remaining portion of Kirker’s contingent consideration for earnout targets that were not expected to be met, due to a delay in new business that pushed the majority of orders previously anticipated for fiscal 2016 into our 2017 fiscal year.  Our interim evaluations have not indicated impairment for Kirker, as the performance shortfalls have been determined to be the result of delays in the expected new business.  However, if the timing of the projected new business opportunities and improvements in customer demand for our nail enamel business are not achieved, impairment of intangible assets, including goodwill, and our other long-lived assets, could result when we perform our annual goodwill impairment analysis during the fourth quarter of fiscal 2016. As of February 29, 2016, Kirker had approximately $210 million of other long-term assets, including goodwill, other intangibles and property, plant and equipment of approximately $143 million, $57 million and $10 million, respectively.

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

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
Net Sales	2016	2015	2016	2015
	(In thousands)
Industrial Segment	$484,012	$499,594	$1,757,542	$1,841,714
Specialty Segment	165,559	120,403	535,928	270,516
Consumer Segment	338,984	326,370	1,093,595	1,109,161
Consolidated	$988,555	$946,367	$3,387,065	$3,221,391
Income Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$628	$6,902	$146,341	$155,135
Interest (Expense), Net (b)	(1,448)	(1,872)	(4,482)	(6,519)
EBIT (c)	$2,076	$8,774	$150,823	$161,654
Specialty Segment
Income Before Income Taxes (a)	$21,587	$9,558	$79,117	$40,898
Interest Income, Net (b)	188	188	583	304
EBIT (c)	$21,399	$9,370	$78,534	$40,594
Consumer Segment
Income Before Income Taxes (a)	$38,785	$35,147	$170,337	$173,378
Interest Income (Expense), Net (b)	16	6	116	(6)
EBIT (c)	$38,769	$35,141	$170,221	$173,384
Corporate/Other
(Expense) Before Income Taxes (a)	$(39,094)	$(31,180)	$(111,427)	$(95,156)
Interest (Expense), Net (b)	(18,987)	(12,122)	(56,218)	(37,537)
EBIT (c)	$(20,107)	$(19,058)	$(55,209)	$(57,619)
Consolidated
Income Before Income Taxes (a)	$21,906	$20,427	$284,368	$274,255
Interest (Expense), Net (b)	(20,231)	(13,800)	(60,001)	(43,758)
EBIT (c)	$42,137	$34,227	$344,369	$318,013

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles ("GAAP") in the U.S., to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.

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

RESULTS OF OPERATIONS

Three Months Ended February 29, 2016

Net Sales  Consolidated net sales of $988.6 million for the third quarter of fiscal 2016 grew by approximately 4.5% from net sales of $946.4 million for last year’s third quarter. Organic sales improved 3.9%, while acquisitions added 4.8%.  Our SPHC businesses, all of which are included in our specialty segment, were reconsolidated as of January 1, 2015. Therefore, results for the month of December 2015 are reflected in acquisition growth.  Consolidated net sales for the quarter were offset by an unfavorable foreign exchange impact of 4.2%.

Industrial segment net sales declined by 3.1% to $484.0 million for the current quarter versus net sales of $499.6 million during the same period a year ago. The decline was due to unfavorable foreign exchange, which impacted net sales by 6.4% during the current quarter.  Many of our international businesses continue to feel the impact of the strengthening of the U.S. dollar, and we expect to continue to experience the impact of unfavorable foreign exchange through the remainder of the fiscal year. There was a continued slowdown during the current quarter in net sales for our businesses serving the energy sector. The impact of these items was partially offset by organic growth in net sales of 2.6%.  During the current quarter, our North American-based industrial companies experienced continuing growth in businesses serving the commercial construction market. Lastly, recent acquisitions contributed 0.7% to net sales during the current quarter.

Specialty segment net sales for the quarter grew by 37.5% to $165.6 million, primarily due to acquisition growth of 31.5%, which includes the reconsolidated SPHC businesses, and from organic growth in net sales, which provided 7.5%. Foreign currency negatively impacted specialty segment net sales for the quarter by 1.5%.

Consumer segment net sales for the quarter grew by 3.9% to $339.0 million, from $326.4 million during last year’s third quarter, due to growth in organic net sales of 4.6%, which were partially offset by the impact of unfavorable foreign currency of 1.9%.  Acquisitions provided 1.2% growth in net sales in the consumer segment.  We experienced good growth in our core DIY products, offset by a continued decline in our Kirker nail enamel business.

Gross Profit Margin  Our consolidated gross profit margin improved to 41.8% of net sales for the third quarter of fiscal 2016 from a consolidated gross profit margin of 40.1% for the comparable period a year ago.  The prior year period gross profit margin was reduced for $5.0 million of inventory step-up expense related to the SPHC reconsolidation.  Also reflected in this improvement is the impact of lower manufacturing costs for approximately 1.6% during the current quarter versus the same period last year, partially offset by unfavorable foreign exchange, which impacted current quarter gross profit margin by approximately 0.4%.

Selling, General and Administrative Expenses (“SG&A”)  Our consolidated SG&A expense increased by approximately $24.7 million during the current period versus the last year, and increased to 37.5% of net sales from 36.6% of net sales for the prior year quarter.  SG&A for the current quarter reflects one month of overall added expenses from our January 1, 2015 reconsolidation of SPHC and its subsidiaries, in addition to severance-related expenses across businesses operating in weaker end markets.  Warranty expense for the quarter ended February 29, 2016 increased by approximately $4.9 million from the amount recorded during the comparable prior year period, which is primarily the result of a few specific warranty claims and related customer goodwill during the current period, and is not expected to be a recurring issue.  It is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A was approximately $0.7 million higher during the third quarter of fiscal 2016 versus the comparable prior year period, and higher as a percentage of net sales, primarily from foreign exchange translation during the current quarter versus the same period a year ago.  Industrial segment SG&A for the current quarter includes approximately $6.9 million in additional expense versus last year’s third quarter for the combination of higher warranty claims, as discussed above, and higher severance-related expenses across businesses operating in weaker end markets.

Our specialty segment SG&A was approximately $15.4 million higher during the third quarter of fiscal 2016 versus the comparable prior year period, and higher as a percentage of net sales, reflecting the recent reconsolidation of SPHC and its subsidiaries, as well as a small acquisition.

Our consumer segment SG&A was approximately $7.6 million higher during the third quarter of fiscal 2016 versus the same period last year, and also higher as a percentage of net sales, mainly due to higher advertising expense during the current quarter in this segment.

SG&A expenses in our corporate/other category of $20.1 million during the third quarter of fiscal 2016 were $1.0 million higher than expense of $19.1 million during the same period last year.  This was due to higher healthcare costs during the current period versus the same period a year ago.

We recorded total net periodic pension and postretirement benefit costs of $11.9 million and $12.2 million for the third quarter of fiscal 2016 and 2015, respectively. The $0.3 million decrease in pension expense was primarily the result of lower service and interest cost of $0.8 million during the third quarter of fiscal 2016 versus the comparable prior year. The reduction in service and interest cost also impacted deferred actuarial losses to be amortized in future periods.  Partially offsetting those reductions in costs was an unfavorable impact of approximately $0.5 million resulting from larger actuarial losses recognized during the current period versus last year.  We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.  During the current fiscal year, we elected to change our approach in estimating the service and interest cost components of net periodic benefit expense by applying the split discount rate approach, which reduced our current quarter pension expense by approximately $1.6 million.  See Note 12, “Pension Plans,” for additional information regarding this recent change.

Interest Expense  Interest expense was $23.1 million for the third quarter of fiscal 2016 versus $21.5 million for the same period a year ago. Our average borrowings were higher due to recent acquisitions, which increased interest expense during this year’s third quarter by approximately $6.1 million versus the same period a year ago. This was primarily the result of our $450.0 million payment to the 524(g) trust for the reconsolidation of SPHC, which was paid in December 2014. The payment was funded from our New Revolving Credit Facility and AR Program, part of which was ultimately replaced with a 30-year bond issued in May 2015.  Excluding acquisition-related borrowings, other average borrowings year-over-year were lower, which decreased interest expense by approximately $7.3 million. Interest rates averaged 4.14% overall for the third quarter of fiscal 2016 compared with 4.05% for the same period of fiscal 2015, which increased interest expense by approximately $2.8 million during the current quarter versus the same period last year.

Investment (Income), Net  Net investment income of approximately $2.9 million for the third quarter of fiscal 2016 compares to net investment income of $7.7 million during the same period last year.  Dividend and interest income totaled $2.7 million and $4.3 million the third quarter of fiscal 2016 and fiscal 2015, respectively.  Net realized gains on the sales of investments totaled $1.0 million during the third quarter of fiscal 2016, while those gains were $3.4 million during the same period a year ago.  Impairments recognized on securities that management has determined are other-than-temporary declines in value totaled $0.8 million during the current quarter, while there were no such losses recorded during the same period a year ago.

Other Expense (Income), Net  Other income of $0.1 million for the third quarter of fiscal 2016 compared with other income of $0.7 million for the same period a year ago.  Items reflected in this balance include net royalty expense of $0.5 million for the third quarter of fiscal 2016 and net royalty income of $0.1 million during the third quarter of fiscal 2015.  Also included in this balance is our equity in earnings of unconsolidated affiliates totaling approximately $0.6 million for both the third quarter of fiscal 2016 and 2015.

Income Before Income Taxes (“IBT”)  Our consolidated pretax income for the third quarter of fiscal 2016 of $21.9 million compares with $20.4 million for the same period a year ago.

Our industrial segment had pretax income of $0.6 million for the quarter ended February 29, 2016, versus pretax income of $6.9 million, or 1.4% of net sales, for the same period a year ago. Our industrial segment experienced the continuing impact of unfavorable foreign exchange, and we expect this trend to continue. Our specialty segment had pretax income of $21.6 million, or 12.9% of net sales, for the third quarter of fiscal 2016, versus pretax income of $9.6 million, or 7.9% of net sales, for the same period a year ago.  Our consumer segment IBT increased to $38.8 million, or 11.4% of net sales for the third quarter of fiscal 2016, from the prior year third quarter result of $35.1 million, or 10.8% of net sales.

Income Tax Provision The income tax provision was $2.6 million for the three months ended February 29, 2016 compared to an income tax provision of $99.4 million for the three months ended February 28, 2015.  The decrease in the effective income tax rate is primarily due to a $106.2 million discrete charge recorded in the prior year period.  The charge represents an accrual for our estimate of the tax cost associated with repatriation of certain unremitted foreign earnings that may be repatriated in the foreseeable future.

Net Income  Net income of $19.3 million for the quarter ended February 29, 2016 compares to net loss of $79.0 million for the comparable prior year period.  During the current fiscal year, we elected to change our approach in estimating the service and interest cost components of net periodic benefit cost by applying the split discount rate approach, which resulted in an increase in net income of approximately $1.1 million.  During the quarter ended February 29, 2016, we had a net income attributable to noncontrolling interests of $0.7 million versus net loss attributable to noncontrolling interests of $21.6 million during the comparable prior year period. The majority of the prior year amount was related to the deconsolidated SPHC businesses, which were reconsolidated on January 1, 2015. Net income attributable to RPM International Inc. stockholders for the third quarter of fiscal 2016 was $18.6 million, which compared to net loss of $57.3 million for the comparable prior year period.

Diluted earnings per share of common stock for the quarter ended February 29, 2016 of $0.14 compares with diluted loss per share of common stock of $0.44 for the quarter ended February 28, 2015.  As discussed above, we changed our approach in estimating the service and interest cost components of net periodic benefit expense, which resulted in an increase in diluted earnings per share of $0.01 during the quarter.

Nine months ended February 29, 2016

Net Sales  Consolidated net sales of $3,387.1 million for the first nine months of fiscal 2016 grew by approximately 5.1% from net sales of $3,221.4 million for the same period last year. Organic sales improved 2.0%, while acquisitions added 8.9%.  Our SPHC businesses, all of which are included in our specialty segment, were reconsolidated as of January 1, 2015. Therefore, year-to-date results through December 2015 for the SPHC group are reflected in acquisition growth. Consolidated net sales for the first nine months were offset by an unfavorable foreign exchange impact of 5.8%.

Industrial segment net sales declined by 4.6% to $1,757.5 million for this year’s first nine months versus net sales of $1,841.7 million during the same period a year ago. The decline was due to unfavorable foreign exchange, which impacted net sales by 8.0% during this year’s first nine months.  Many of our international businesses continue to feel the impact of the strengthening of the U.S. dollar, and we expect to continue to experience the impact of unfavorable foreign exchange through the remainder of the fiscal year. Additionally, there was a continued slowdown during the current year in net sales for our businesses serving the energy sector. The impact of these items was partially offset by organic growth in net sales of 2.8%, which includes continuing growth during the first nine months of fiscal 2016 in our North American-based industrial companies serving the commercial construction market. Lastly, recent acquisitions contributed 0.6% to net sales during this year’s first nine months.

Specialty segment net sales for the first nine months grew by 98.1% to $536.0 million, primarily due to acquisition growth of 99.4%, which includes the reconsolidated SPHC businesses, and from organic growth in net sales, which provided 3.4%. Foreign currency negatively impacted specialty segment net sales for the first nine months of the current fiscal year by 4.7%.

Consumer segment net sales for the first nine months of the current fiscal year declined by 1.4% to $1,093.6 million from $1,109.2 million during last year’s first nine months.  The decline was primarily due to the impact of unfavorable foreign currency of 2.5% combined with sluggish net sales in this segment related to the unseasonably rainy weather experienced in late spring through mid-July in many regions throughout North America.  Consumer segment sales experienced some improvement after this year’s first fiscal quarter, partially offset by an overall decline in demand in the nail enamel market, which is reflected in the nine month growth in organic sales of 0.4%.  Acquisitions provided 0.7% growth in net sales in the consumer segment.

Gross Profit Margin  Our consolidated gross profit margin improved to 42.5% of net sales for the first nine months of fiscal 2016 from a consolidated gross profit margin of 41.7% for the comparable period a year ago. The prior year period gross profit margin was reduced for inventory step-up of approximately $5.0 million related to the SPHC reconsolidation.  The current period improvement also reflects lower manufacturing costs for approximately 1.0% during this year’s first nine months versus the same period last year, primarily by our industrial and consumer segment businesses.  Unfavorable foreign exchange impacted current period gross profit margin by approximately 0.4%.

SG&A Our consolidated SG&A expense increased by approximately $68.7 million during this year’s first nine months versus the same period last year, and increased to 32.4% of net sales from 31.9% of net sales for the prior year period.  SG&A for this year’s first nine months reflects overall added expenses recorded by our recently acquired businesses, mainly our recent reconsolidation of SPHC and its subsidiaries, all of which are included in our specialty segment.  SG&A expense for the first nine months of fiscal 2016 and 2015 was favorably impacted by the reversal of certain contingent consideration obligations relating to recent acquisitions, and totaled $14.5 million and $19.1 million, respectively.  Also, during this year’s first nine months, there was also higher severance expense, as well as higher advertising and promotional expense.  Warranty expense for the first nine months of fiscal 2016 decreased slightly from the amount recorded during the comparable prior year period, and it is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A was approximately $21.9 million lower during the first nine months of fiscal 2016 versus the comparable prior year period, and slightly lower as a percentage of net sales, reflecting the strengthening of the U.S. dollar versus nearly all foreign currencies.  Additionally, there was a slightly favorable decline in warranty-related expense in this segment during this year’s first nine months versus the same period a year ago.

Our specialty segment SG&A was approximately $84.4 million higher during the first nine months of fiscal 2016 versus the comparable prior year period, and higher as a percentage of net sales, reflecting the recent reconsolidation of SPHC and its subsidiaries, as well as a small product line acquisition.

Our consumer segment SG&A was $8.8 million higher during the first nine months of fiscal 2016 versus the same period last year, and was higher as a percentage of net sales, reflecting the deleveraging effect of the decline in sales during this year’s first nine months in this segment, as well as higher advertising and promotional expense during the current period versus the same period a year ago. Consumer segment SG&A expense for the first nine months of fiscal 2016 and 2015 was favorably impacted by the reversal of certain contingent consideration obligations relating to recent acquisitions, and totaled $14.5 million and $19.1 million, respectively.

SG&A expenses in our corporate/other category of $55.2 million during the first nine months of fiscal 2016 was lower versus $57.6 million during the same period last year, reflecting favorable experience in benefit costs.

We recorded total net periodic pension and postretirement benefit costs of $35.9 million and $36.5 million for the first nine months of fiscal 2016 and 2015, respectively. The $0.6 million decrease in pension expense was primarily the result of lower service and interest cost of $2.2 million during the first nine months of fiscal 2016 versus the comparable prior year period combined with a favorable impact of $0.1 million from larger returns on higher plan asset levels during the current period. The reduction in service and interest cost also impacted deferred actuarial losses to be amortized in future periods.  Partially offsetting those reductions in costs was an unfavorable impact of approximately $1.7 million resulting from larger actuarial losses recognized during the current period versus last year.  During the current fiscal year, we elected to change our approach in estimating the service and interest cost components of net periodic benefit expense by applying the split discount rate approach, which reduced pension expense for this year’s first nine months by approximately $4.8 million.  See Note 12, “Pension Plans,” for additional information regarding this recent change.

Interest Expense  Interest expense was $68.1 million for the first nine months of fiscal 2016 versus $60.3 million for the same period a year ago. Higher average borrowings increased interest expense during this year’s first nine months by approximately $13.1 million versus the same period a year ago.  Our average borrowings were higher due to recent acquisitions, primarily as a result of our $450.0 million payment to the 524(g) trust for the reconsolidation of SPHC, which was paid in December 2014. The payment was funded from our New Revolving Credit Facility and AR Program, part of which was ultimately replaced with a 30-year bond issued in May 2015.  Interest rates averaged 4.13% overall for the first nine months of fiscal 2016 compared with 4.45% for the same period of fiscal 2015, which decreased interest expense by approximately $5.3 million during this year’s first nine months versus the same period last year.

Investment (Income), Net Net investment income of approximately $8.1 million for the first nine months of fiscal 2016 compares to net investment income of $16.6 million during the same period last year.  Dividend and interest income totaled $6.0 million and $7.9 million the first nine months of fiscal 2016 and 2015, respectively.  Net realized gains on the sales of investments totaled $5.4 million during the first nine months of fiscal 2016, while those gains were $8.7 million during the same period a year ago.  Impairments recognized on securities that management has determined are other-than-temporary declines in value totaled $3.3 million during the current period, while there were no such losses recorded during the same period a year ago.

Other Expense (Income), Net  Other income of $0.9 million for the first nine months of fiscal 2016 compared with other income of $3.5 million for the same period a year ago.  Items reflected in this balance include net royalty expense of $0.7 million for the first nine months of fiscal 2015 and net royalty income of $1.7 million during the same period a year ago.  Also included in this balance is our equity in earnings of unconsolidated affiliates totaling approximately $1.6 million and $1.8 million for the first nine months of fiscal 2016 and 2015, respectively.

IBT Our consolidated pretax income for the first nine months of fiscal 2016 of $284.4 million compares with $274.3 million for the same period a year ago.

Our industrial segment had pretax income of $146.3 million, or 8.3% of net sales, for the first nine months ended February 29, 2016, versus pretax income of $155.1 million, or 8.4% of net sales, for the same period a year ago. Our industrial segment experienced the continuing impact of unfavorable foreign exchange, and we anticipate that this trend may continue through the remainder of fiscal 2016. Our specialty segment had pretax income of $79.1 million, or 14.8% of net sales, for the first nine months ended February 29, 2016, versus pretax income of $40.9 million, or 15.1% of net sales, for the same period a year ago.  Our consumer segment IBT increased to $170.3 million, or 15.6% of net sales for the first nine months of fiscal 2016, from the prior year nine month period result of $173.4 million, or 15.6% of net sales.

Income Tax Provision The income tax provision was $80.6 million for the nine months ended February 29, 2016 compared to an income tax provision of $174.5 million for the nine months ended February 28, 2015.  The decrease in the income tax provision is primarily due to a $106.2 million discrete charge recorded in the prior year period.  The charge represents an accrual for our estimate of the tax cost associated with repatriation of certain unremitted foreign earnings that may be repatriated in the foreseeable future.

Net Income  Net income of $203.8 million for the first nine months of fiscal 2016 compares to net income of $99.7 million for the comparable prior year period.  During the current fiscal year, we elected to change our approach in estimating the service and interest cost components of net periodic benefit cost by applying the split discount rate approach, which resulted in an increase in net income of approximately $3.3 million.  During the nine months ended February 29, 2016, we recognized net income attributable to noncontrolling interests of $2.0 million versus net loss attributable to noncontrolling interests of $11.8 million during the comparable prior year period. The majority of the prior year net amount was related to the deconsolidated SPHC businesses, which were reconsolidated on January 1, 2015. Net income attributable to RPM International Inc. stockholders for the first nine months of fiscal 2016 was $201.8 million, which compared to net income of $111.5 million for the comparable prior year period.

Diluted earnings per share of common stock for the first nine months ended February 29, 2016 of $1.50 compares with diluted earnings per share of common stock of $0.84 for the first nine months ended February 28, 2015.  As discussed above, we changed our approach in estimating the service and interest cost components of net periodic benefit expense, which resulted in an increase in diluted earnings per share of $0.02 during this year’s first nine months.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $223.8 million of cash was provided by operating activities during the first nine months of fiscal 2016, compared with $24.1 million of cash provided by operating activities during the same period last year.

The net change in cash from operations includes the change in net income, which increased by $104.1 million during the first nine months of fiscal 2016 versus fiscal 2015.  Other items impacting the net change in cash from operations were items adjusting net income for non-cash expenses and income, which used $84.2 million more cash during the first nine months of fiscal 2016 versus the same period last year. Changes in working capital accounts and all other accruals provided approximately $179.9 million more cash flow during the first nine months of fiscal 2016 versus the same period last year.

The change in accounts receivable during the first nine months of fiscal 2016 provided cash of $179.0 million versus $72.6 million of cash provided by net reductions in accounts receivable during the same period last year, or approximately $106.4 million more cash provided year over year.  This resulted from the timing of sales and improved collection efforts on accounts receivable. Days sales outstanding at February 29, 2016 decreased to 64.4 days from 72.8 days sales outstanding at February 28, 2015.

Inventory balances used $81.8 million of cash during the first nine months of fiscal 2016, compared with a use of $83.3 million in cash during the same period a year ago, or $1.5 million less cash used year over year.  This resulted from the timing of purchases by retail customers. Days of inventory outstanding at February 29, 2016 increased to 115.7 days from 115.0 days of inventory outstanding at February 28, 2015.

The current year-to-date change in accounts payable used $14.1 million less cash during the first nine months of fiscal 2016 compared to the same period last year, resulting from a change in the timing of certain payments.  Accrued compensation and benefits used approximately $18.4 million less cash during the first nine months of fiscal 2016 versus a year ago, due to lower bonus payments made during the first nine months of fiscal 2016 versus the same period last year.  Other accruals and prepaids, including those for other short-term and long-term items and changes, used $14.4 million more cash during the first nine months of fiscal 2016 versus the same period last year, primarily from the timing of pension plan contributions.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. Capital expenditures of $54.8 million during the first nine months of fiscal 2016 compare with depreciation of $50.0 million. We believe our current production capacity, along with moderate plant modifications or additions will be adequate to meet our immediate needs based on anticipated growth rates.  We are increasing our capital spending in fiscal 2016 in an effort to more aggressively invest in our internal growth initiatives, especially in overseas markets.  We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand throughout the remainder of fiscal 2016.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At February 29, 2016, the fair value of our investments in marketable securities totaled $135.8 million, of which investments with a fair value of $98.3 million were in an unrealized loss position.  At May 31, 2015, the fair value of our investments in marketable securities totaled $154.8 million, of which investments with a fair value of $59.0 million were in an unrealized loss position.  The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. Total pretax unrealized losses recorded in accumulated other comprehensive income at February 29, 2016 and May 31, 2015 were $17.0 million and $3.8 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at February 29, 2016 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at February 29, 2016 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of February 29, 2016, approximately $198.0 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries.  Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions.  Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements.

At May 31, 2015, we determined that it was possible that we could repatriate approximately $419.1 million of unremitted foreign earnings in the foreseeable future. Accordingly, as of May 31, 2015, we recorded a deferred income tax liability of $108.5 million, which represented our estimate of the U.S income and foreign withholding tax associated with the $419.1 million of undistributed foreign earnings not considered permanently reinvested. As of February 29, 2016 the amount of undistributed earnings that may be repatriated is $356.5 million and the corresponding deferred tax liability has been reduced to $91.6 million. This reduction in the amount of unremitted foreign earning that are not considered permanently reinvested is due primarily to foreign currency revaluations and to actual distributions of foreign earnings during the third quarter. The reduction to the deferred tax liability is primarily related to foreign currency revaluation, which was recorded in accumulated other comprehensive income (loss). We have not provided for U.S. income and foreign withholding taxes on the remaining foreign undistributed earnings because such earnings have been retained and reinvested by the foreign subsidiaries as of February 29, 2016.  Accordingly, no provision has been made for U.S. income taxes or foreign withholding taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were distributed to the U.S.

Financing Activities

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $864.5 million at February 29, 2016. Our debt-to-capital ratio was 58.6% at February 29, 2016, compared with 56.2% at May 31, 2015.

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

As of February 29, 2016, we were in compliance with all financial covenants contained in our New Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 57.3%, while our interest coverage ratio was 8.8 to 1. Our available liquidity under our New Revolving Credit Facility stood at $551.8 million at February 29, 2016.

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

The maximum availability under the AR Program is $200.0 million. Availability is further subject to changes in the credit ratings of the Originator’s customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and therefore at certain times we may not be able to fully access the $200.0 million of funding available under the AR Program. As of February 29, 2016, the outstanding balance under the AR Program was $58.0 million, which compares with the maximum availability on that date of $150.0 million.

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

The Convertible Notes will be convertible under certain circumstances and during certain periods at an initial conversion rate of 18.8905 shares of RPM common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $52.94 per share of common stock), subject to adjustment in certain circumstances.  In January 2016, we declared a dividend in excess of $0.24 per share, and consequently, the adjusted conversion rate at February 29, 2016 was 18.95543.  The initial conversion price represents a conversion premium of approximately 37% over the last reported sale price of RPM common stock of $38.64 on December 3, 2013.  Prior to June 15, 2020, the Convertible Notes may be converted only upon specified events, and, thereafter, at any time.  Upon conversion, the Convertible Notes may be settled, at RPM’s election, in cash, shares of RPM’s common stock, or a combination of cash and shares of RPM’s common stock.

We account for the liability and equity components of the Convertible Notes separately, and in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 3.92%.  Contractual interest was $1.2 million and amortization of the debt discount was $0.7 million for each of the three month periods ended February 29, 2016 and February 28, 2015.  Contractual interest was $3.5 million and amortization of the debt discount was $2.1 million for the first nine months of fiscal 2016 and $2.0 million for the first nine months of 2015.  At February 29, 2016, the remaining period over which the debt discount will be amortized was 4.75 years, the unamortized debt discount was $14.8 million, and the carrying amount of the equity component was $20.7 million.

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

The following table summarizes our financial obligations and their expected maturities at February 29, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations

	Total Contractual	Payments Due In
	Payment Stream	2017	2018-19	2020-21	After 2021
	(In thousands)
Long-term debt obligations	$1,753,228	$3,405	$307,557	$893,747	$548,519
Capital lease obligations	572	226	234	112
Operating lease obligations	191,781	48,027	61,979	27,675	54,100
Other long-term liabilities (1):
Interest payments on long-term debt obligations	633,814	71,900	135,675	82,588	343,651
Promissory note payments on 524(g) Trust	347,500	102,500	245,000
Contributions to pension and postretirement plans (2)	363,600	42,400	53,300	96,600	171,300
Total	$3,290,495	$268,458	$803,745	$1,100,722	$1,117,570

(1)

Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $16.8 million at February 29, 2016. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 29, 2016 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Environmental Proceedings

Following an audit of Rust-Oleum Corporation’s Annual Quantity and Emissions Reports, the State of California’s South Coast Air Quality Management District (the “AQMD”) issued a Notice of Violation to Rust-Oleum alleging violations of AQMD’s Rule 314 (relating to fees for architectural coatings) and Rule 1113 (relating to limits on volatile organic compound content in architectural coatings).  Rust-Oleum estimates that it may be subject to excess emission fees, civil penalties and AQMD’s costs in the range of approximately $200,000 to $350,000 in the aggregate, and anticipates that all or a portion of such payments may be offset by a credit for excess amounts that Rust-Oleum has previously paid to AQMD.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the third quarter of fiscal 2016:

Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
December 1, 2015 through December 31, 2015	476,434	$44.58	400,000	-
January 1, 2016 through January 31, 2016	-	$-	-	-
February 1, 2016 through February 29, 2016	5,915	$39.58	-	-
Total - Third Quarter	482,349	$44.52	400,000	-

(1)

The majority of the shares of common stock reported as purchased, or 400,000 shares, were acquired under our Share Repurchase Program.  The remainder represents shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.'s Amended and Restated 2004 Omnibus Equity and Incentive Plan.  Refer to Note 10.

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

Dated: April 6, 2016