Form 10-K
period 2016-05-31
RPM INTERNATIONAL INC/DE/
filed 2016-07-28
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Stock as reported on the New York Stock Exchange on November 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $6,158,746,744.  For purposes of this information, the 2,225,503 outstanding shares of Common Stock which were owned beneficially as of November 30, 2015 by executive officers and Directors of the Registrant were deemed to be the shares of Common Stock held by affiliates.

As of July 25, 2016, 133,132,651 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2016 Annual Report to Stockholders for the fiscal year ended May 31, 2016 (the “2016 Annual Report to Stockholders”) are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 6, 2016 (the “2016 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2016.

PART I

Item 1.  Business.

THE COMPANY

RPM International Inc., a Delaware corporation, succeeded to the reporting obligations of RPM, Inc., an Ohio corporation, following a 2002 reincorporation transaction. RPM, Inc. was originally incorporated in 1947 under the name Republic Powdered Metals, Inc. and changed its name to RPM, Inc. in 1971.

As used herein, the terms “RPM,” the “Company,” “we,” “our” and “us” refer to RPM International Inc. and all of our consolidated subsidiaries, unless the context indicates otherwise. Our principal executive offices are located at 2628 Pearl Road, P.O. Box 777, Medina, Ohio 44258, and our telephone number is (330) 273-5090.

BUSINESS

Our subsidiaries manufacture, market and sell various specialty chemical product lines, including high-quality specialty paints, protective coatings, roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of the industrial, specialty and consumer markets. Our family of products includes those marketed under brand names such as API, Carboline, CAVE, DAP, Day-Glo, Dri-Eaz, Dryvit, Euclid, EUCO, Fibergrate, Flecto, Flowcrete, Grupo PV, Hummervoll, illbruck, Mohawk, Rust-Oleum, Stonhard, TCI, Toxement, Tremco, Tuf-Strand, Universal Sealants, Viapol, Watco and Zinsser.  As of May 31, 2016, our subsidiaries marketed products in approximately 164 countries and territories and operated manufacturing facilities in approximately 120 locations in the United States, Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, Saudi Arabia, South Africa, Spain, Sweden, Turkey, the United Arab Emirates and the United Kingdom. Approximately 36% of our sales are generated in international markets through a combination of exports to and direct sales in foreign countries. For the fiscal year ended May 31, 2016, we recorded net sales of $4.8 billion.

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

Segment Information

Our business is divided into three reportable segments: the industrial reportable segment (“industrial segment”), the specialty reportable segment (“specialty segment”) and the consumer reportable segment (“consumer segment”). Within each reportable segment, we aggregate several operating segments which comprise individual reporting units and product lines that generally address common markets, utilize similar technologies and are able to share manufacturing or distribution capabilities. The industrial segment (Tremco Group, tremco illbruck Group, and RPM Performance Coatings Group), which comprises approximately 51% of our total net sales, includes maintenance and protection products for roofing and waterproofing systems, flooring, passive fire protection, corrosion control and other construction chemicals.  The specialty segment (Specialty Products Group) comprises approximately 15% of our total net sales, and includes industrial cleaners, restoration services equipment, colorants, exterior finishes, edible coatings and other specialty original equipment manufacturer (“OEM”) coatings. The consumer segment (Rust-Oleum Group, DAP Group and SPG-Consumer Group) comprises approximately 34% of our total net sales and includes rust-preventative, special purpose and decorative paints, caulks, sealants, primers, nail enamels, cement and woodcare coatings and other branded consumer products. See Note O, “Segment Information,” of the Notes to Consolidated Financial Statements, which appears in the 2016 Annual Report to Stockholders, and is incorporated herein by reference, for financial information relating to our three reportable segments and financial information by geographic area.

On May 31, 2010, Bondex International, Inc. and its parent, SPHC, voluntarily filed Chapter 11 reorganization proceedings in the United States Bankruptcy Court for the District of Delaware.  SPHC is our wholly owned subsidiary.  In accordance with Accounting Standards Codification (“ASC”) 810, when a subsidiary becomes subject to the control of a government, court, administrator, or regulator, deconsolidation of that subsidiary is generally required.  We had therefore deconsolidated SPHC and its subsidiaries from our balance sheet as of May 31, 2010, and had eliminated the results of SPHC’s operations from our results of operations beginning on that date.  Effective as of December 23, 2014, the United States Bankruptcy Court in Delaware and the United States District Court in Delaware confirmed the Bankruptcy Plan for SPHC and related entities and these entities emerged from bankruptcy. Accordingly, financial results of SPHC’s operating subsidiaries, which had not been included in our financial reports since the bankruptcy filing, have been reconsolidated with our results as of January 1, 2015, and are included in our results from that point forward.

Industrial Segment

Our industrial segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as owners of industrial manufacturing facilities, public institutions and other commercial customers. Our industrial segment generated $2.4 billion in net sales for the fiscal year ended May 31, 2016 and includes the following major product lines and brand names:

Tremco Group:

•

Waterproofing, coatings and institutional roofing systems used in building protection, maintenance and weatherproofing applications marketed under our Tremco, AlphaGuard, PowerPly, TremPly, TremLock, Vulkem and TREMproof brand names;

•	sealants, air barriers, tapes and foams that seal and insulate joints in various construction assemblies and glazing assemblies marketed under our Tremco, Dymonic, ExoAir and Spectrem brand names;
•	new residential home weatherization systems marketed under our TUFF-N-DRI, Watchdog Waterproofing and Enviro-Dri brand names; and
•	specialized roofing and building maintenance and related services marketed by our Weatherproofing Technologies subsidiary.

tremco illbruck Group:

•	sealing and bonding solutions for windows, facades, interiors and exteriors under our illbruck brand name;
•	flooring, waterproofing and in-plant glazing solutions under our Tremco brand name;
•	solutions for passive fire protection under our Nullifire and Firetherm brand names; and
•	solutions for the manufacturing industry under our Pactan brand name.

RPM Performance Coatings Group:

•

high-performance polymer flooring systems for industrial, institutional and commercial facilities, as well as offshore and marine structures and cruise, ferry and navy ships marketed under our Stonhard, Flowcrete, Hummervoll and API brand names;

•	commercial, decorative flooring for architectural and design applications under the Flowcrete, Liquid Elements, Expanko, and Fritztile brand names;
•	fiberglass reinforced plastic gratings and shapes used for industrial platforms, staircases and walkways marketed under our Fibergrate, Chemgrate, Corgrate and Safe-T-Span brand names;
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

Specialty Segment

Our specialty segment products are sold throughout North America and a few international locations, primarily in Europe.  Our specialty product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The specialty segment generated $732.1 million in net sales for the fiscal year ended May 31, 2016 and includes the following major product lines and brand names:

•	fluorescent colorants and pigments marketed under our Day-Glo, Radiant and Dane Color brand names;
•	shellac-based-specialty coatings for industrial and pharmaceutical uses, edible glazes, food coatings and ingredients marketed under our Mantrose-Haeuser, NatureSeal and Holton Foods brand names;
•	highly insulated building cladding materials (Exterior Insulating and Finishing Systems, “EIFS”) marketed in the U.S., Canada, U.K. and Poland under the Dryvit brand name;
•	fire and water damage restoration products marketed under the Dri-Eaz, Unsmoke and Odorx brand names;
•	professional carpet cleaning and disinfecting products marketed under the Sapphire and Chemspec brand names;
•	fuel additives marketed under our Valvtect brand name;
•	wood treatments marketed under our Kop-Coat and Tru-Core brand names;
•	pleasure marine coatings marketed under our Pettit, Woolsey and Z-Spar brand names;
•	wood furniture finishes and touch-up products marketed under our CCI, Mohawk, Chemical Coatings, Behlen, Westfield Coatings, Finishworks and Morrells brand names; and
•	a variety of products for specialized applications, including powder coatings for exterior and interior applications marketed under our TCI brand name.

Consumer Segment

Our consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe, Australia, South Africa and South America.  Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops, cosmetic companies and to other smaller customers through distributors. Our consumer segment generated $1.6 billion in net sales in the fiscal year ended May 31, 2016 and is composed of the following major product lines and brand names:

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

•	deck and fence restoration products under our Wolman brand name;

•	metallic and faux finish coatings marketed under our Modern Masters brand name;
•	exterior wood deck and concrete restoration systems, and flooring finishes marketed under our Restore and RockSolid brand names; and
•	an assortment of other products, including hobby paints and cements marketed under our Testors brand name.

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

SPG-Consumer Group:

•	nail care enamel polish and coating components for the personal care industry.

Foreign Operations

For the fiscal year ended May 31, 2016, our foreign operations accounted for approximately 34% of our total net sales, excluding any direct exports from the United States. Our direct exports from the United States were approximately 2% of our total net sales for the fiscal year ended May 31, 2016. In addition, we receive license fees and royalty income from numerous international license agreements, and we also have several joint ventures, which are accounted for under the equity method, operating in various foreign countries. We have manufacturing facilities in Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, Saudi Arabia, South Africa, Spain, Sweden, Turkey, the United Arab Emirates and the United Kingdom. We also have sales offices or warehouse facilities in Austria, The Czech Republic, Egypt, Finland, Hong Kong, Hungary, Indonesia, Japan, Kuwait, Oman, Portugal, Qatar, Russia, Singapore, Switzerland, Thailand, Vietnam and several other countries. Information concerning our foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition, which appears in the 2016 Annual Report to Stockholders, and is incorporated herein by reference.

Competition

We conduct our business in highly competitive markets, and all of our major products face competition from local, regional, national and multi-national firms. Our markets, however, are fragmented, and we do not face competition across all of our products from any one competitor in particular. Several of our competitors have access to greater financial resources and larger sales organizations than we do. While third-party figures are not necessarily available with respect to the size of our position in the market for each of our products, we believe that we are a major producer of caulks, sealants, patch-and-repair products for the general consumer as well as for the residential building trade; roofing systems; urethane sealants and waterproofing materials; aluminum coatings; cement-based coatings; hobby paints; small project paints; industrial-corrosion-control products; fireproofing; consumer rust-preventative coatings; polymer floorings; fluorescent coatings and pigments; fiberglass-reinforced-plastic gratings; nail polish; water and fire damage restoration products; carpet cleaning systems and shellac-based coatings. However, we do not believe that we have a significant share of the total protective coatings market (on a world-wide basis). The following is a summary of the competition that our key products face in the various markets in which we compete:

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

Consumer Home Improvement Products.  Within the consumer segment, we generally serve the home improvement market with products designed for niche architectural, rust-preventative, decorative and special purpose paint and caulking and sealing applications. The products we sell for home improvement include those sold under our DAP, Phenoseal, Rust-Oleum, Watco and Zinsser brand names. Leading manufacturers of home improvement-related coatings, adhesives and sealants market their products to DIY users and contractors through a wide range of distribution channels. These distribution channels include direct sales to home improvement centers, mass merchandisers, hardware and paint stores, and sales through distributors and sales representative organizations. Competitors in this market generally compete for market share by marketing and building upon brand recognition, providing customer service and developing new products based on customer needs.

Industrial Protective Coatings Products.  Anti-corrosion protective coatings and fireproofing must withstand the destructive elements of nature and operating processes under harsh environments and conditions. Some of the larger consumers of high-performance protective and corrosion control coatings and fireproofing are the oil and gas, pulp and paper, petrochemical, shipbuilding, public utility and bridge and highway industries. In the public sector, corrosion control coatings are used on structures such as bridges and in water and wastewater treatment plants. These markets are highly fragmented. We and our competitors compete for market share by supplying a wide variety of high-quality products and by offering customized solutions. Our protective industrial coating products are marketed primarily under our Carboline, Plasite, Nullifire, A/D Fire, Thermo-lag, Perlifoc and Epoplex brand names.

Roofing Systems Products

In the roofing industry, re-roofing applications have historically accounted for three-quarters of U.S. demand, with the remaining quarter generated by new roofing applications. The largest manufacturers of roofing systems products focus primarily on residential roofing as well as single-ply systems for low-end, commercial and institutional applications, competing mainly on price and, to a lesser degree, service. In contrast, we compete primarily for the higher-end, multi-ply and modified bitumen applications in the built-up and low-slope roofing industry. This specialty niche within the larger market tends to exhibit fewer commodity-market characteristics, with customers valuing the greater protection and longer life provided by these roofing systems, as well as ongoing maintenance, inspection and technical services. Our roofing systems are primarily marketed under our Tremco and Viapol brands. Historically, our typical roofing systems customers have included governmental facilities, universities, schools, hospitals, museums and certain manufacturing facilities. However, we are also very active in the growing market of sustainable roofing systems, and our Tremco Roofing fluid applied and restoration coating systems represent our fastest growing product segment.  Our restoration systems meet sustainable objectives including energy efficiency through reflectivity and emissivity, and eliminate environmentally and economically costly landfill waste.

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

Sealants, Waterproofing, Concrete and Masonry Products.  Sealants, which are used primarily for commercial buildings, include urethane, silicone, latex, butyl and hybrid technology products, and are designed to be installed in construction joints for the purpose of providing an air and water-tight seal. Waterproof coatings, usually urethane or asphalt based, are installed in exposed and buried applications to waterproof and protect concrete. Structural and traffic bearing membranes are used in a variety of applications for bridge deck construction and restoration and the protection and preservation of balconies, pedestrian walkways and parking structures.  In the concrete and masonry additives market, a variety of chemicals and fibers can be added to concrete and masonry to improve the processability, performance, or appearance of these products. Chemical admixtures for concrete are typically grouped according to their functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. Curing and sealing compounds, structural grouts, epoxy adhesives, floor hardeners and toppings, joint fillers, industrial and architectural coatings, decorative color/stains/stamps, and a comprehensive selection of restoration materials are used to protect, repair or improve new or existing concrete structures used in the construction industry. The key attributes that differentiate competitors for these applications include quality assurance, on-the-job consultation and value-added, highly engineered products. We primarily offer products marketed under our Tremco, EUCO, Toxement, Viapol, Betumat, CAVE, illbruck, Tamms, AlphaGuard, PowerPly, TremPly, TremLock, Vulkem, TREMproof, Dymonic, Increte, TUFF-N-DRI, Nufins, StructureCare, BridgeCare, Pitchmastic, Watchdog Waterproofing, PSI, Tuf-Strand and Enviro-Dri brand names for this line of business.

Intellectual Property

Our intellectual property portfolios include valuable patents, trade secrets and know-how, domain names, trademarks, trade and brand names. In addition, through our subsidiaries, we continue to conduct significant research and technology development activities. Among our most significant intangibles are our Rust-Oleum®, Carboline®, DAP®, illbruck® and Tremco® trademarks.

Rust-Oleum Brands Company and some of our other subsidiaries own more than 1,000 trademark registrations or applications in the United States and numerous other countries for the trademark “Rust-Oleum®” and other trademarks covering a variety of rust-preventative, decorative, general purpose, specialty, industrial and professional products sold by Rust-Oleum Corporation and related companies.

Carboline Company and some of our other subsidiaries own more than 280 other trademark registrations or applications in the United States and numerous other countries covering the products sold by the Carboline Company and related companies, including two United States trademark registrations for the trademark “Carboline®”.

DAP Brands Company and other subsidiaries of the Company own more than 410 trademark registrations or applications in the United States and numerous other countries for the “DAP®” trademark, the “Putty Knife design” trademark and other trademarks covering products sold under the DAP brand and related brands.

Tremco Incorporated and some of our other subsidiaries own more than 85 registrations for the trademark “Tremco®” in the United States and numerous countries covering a variety of roofing, sealants and coating products. There are also many other trademarks of Tremco Incorporated and some of our other subsidiaries that are the subject of registrations or applications in the United States and numerous other countries, bringing the total number of registrations and applications covering products sold under the Tremco brand and related brands to more than 490.

Our other principal product trademarks include: 2X Ultra Cover, AlphaGuard®, Alumanation®, Betumat®, B-I-N®, Bitumastic®, Bulls Eye 1-2-3®, Chemgrate®, Dri-Eaz, Dymonic®, EnerEDGE®, Enviro-Dri®, EUCO®, ExoAir®, Expanko®, Flecto®, Fibergrate®, Floquil®, Fritztile®, Paraseal®, Permaroof®, Plasite®, Proglaze®, Sanitile®, Solargard®, Spectrem®, Stonblend®, Stonclad®, Stonhard®, Stonlux®, Stonshield®, Testors®, TREMproof®, TUFF-N-DRI®, Varathane®, Viapol®, Vulkem®, Watchdog Waterproofing®, Woolsey®, Zinsser® and Z-Spar®; and, in Europe, API™, Perlifoc®, Hummervoll®, USL®, Nufins®, Pitchmastic®, Visul®, Flowcretetm, Nullifire™, Radglo™ and Martin Mathystm. Our trademark registrations are valid for a variety of different terms of up to 20 years, and may be renewable as long as the trademarks continue to be used and all other local conditions for renewal are met.  Our trademark registrations are maintained and renewed on a regular basis as required.

Raw Materials

The sources and availability of the raw materials we use in our business continue to be adequate to meet our current and projected needs. While certain oil-based raw material costs have eased over the past 12 months, our material costs can experience significant (and usually volatile) cost changes due to changes in global demand, unusually high planned and unplanned raw material production shutdowns, certain changes in global crop yields, certain changing feedstock costs, foreign exchange effects, supplier consolidation and related pricing discipline, and decreased natural gas costs relative to the cost of oil, which has caused a reduction in the supply of certain materials. In particular, foreign exchange has had a significant impact recently upon the costs of sales, since several of our foreign operations pay their suppliers in U.S. dollars, which has strengthened recently against many other foreign currencies.  On a long-term basis, we anticipate the costs of the raw materials we use will continue to be subject to upward pressure.

Seasonal Factors

Our business is dependent, to a significant extent, on external weather factors. We historically experience stronger sales and net income in our first, second and fourth fiscal quarters, which are the three month periods ending August 31, November 30 and May 31, respectively, while we have experienced weaker performance in our third fiscal quarter.

Customers

Ten large consumer segment customers, such as DIY home centers, on a combined basis represented approximately 23%, 23% and 24% of our total net sales for the fiscal years ended May 31, 2016, 2015 and 2014, respectively. Except for sales to these customers, our business is not dependent upon any one customer or small group of customers, but is largely dispersed over a substantial number of customers.

Backlog

We historically have not had a significant backlog of orders, and we did not have a significant backlog at May 31, 2016.

Research and Development

Our research and development work is performed at various laboratory locations. During fiscal years 2016, 2015 and 2014, approximately $61.5 million, $56.7 million and $54.6 million, respectively, was charged to expense for research and development activities. In addition to this laboratory work, we view our field technical service as being integral to the success of our research activities. Our research and development activities and our field technical service costs are both included as part of our selling, general and administrative expenses.

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

For information regarding environmental accruals, see Note N, “Contingencies and Other Accrued Losses,” of the Notes to our Consolidated Financial Statements, which appears in the 2016 Annual Report to Stockholders, and is incorporated herein by reference. For more information concerning certain environmental matters affecting us, see “Item 3 — Legal Proceedings — Environmental Proceedings” in this Annual Report on Form 10-K.

Employees

As of May 31, 2016, we employed 13,394 persons, of whom approximately 897 were represented by unions under contracts which expire at varying times in the future.  We believe that all relations with employees and their unions are good.

Item 1A.  Risk Factors.

You should carefully consider the following risks, as well as the other information contained or incorporated by reference in this Annual Report on Form 10-K, in evaluating us, our business and your investment in us because these factors could cause our actual results or financial condition to differ materially from those projected in our forward-looking statements.

We are the subject of an ongoing SEC investigation, which could divert management’s focus, result in substantial investigation expenses and have an adverse impact on our reputation, financial condition, results of operations and cash flows.

We were notified by the SEC on June 24, 2014 that we are the subject of a formal investigation pertaining to the timing of our disclosure and accrual of loss reserves in fiscal 2013 with respect to the previously disclosed DOJ and GSA investigation into compliance issues relating to Tremco Roofing Division’s GSA contracts.  As previously disclosed, our audit committee completed an investigation into the facts and circumstances surrounding the timing of our disclosure and accrual of loss reserves with respect to the GSA and DOJ investigations, and determined to restate our financial results for the first, second and third quarters of fiscal 2013.  The restatement shifted accrual amounts among the three quarters, which had the effect of reducing net income by $7.2 million and $10.8 million for the quarterly periods ended August 31, 2012 and November 30, 2012, respectively, and increasing net income for the quarterly period ended February 28, 2013 by $18.0 million. These restatements had no impact on our audited financial results for the fiscal year ended May 31, 2013. The audit committee’s investigation concluded that there was no intentional misconduct on the part of any of our officers.

We are cooperating with the SEC in its investigation and have engaged in discussions with the staff of the SEC’s Division of Enforcement (the “Staff”) concerning potential issues arising out of the SEC’s investigation. On October 26, 2015, we and our General Counsel received Wells notices from the SEC’s Division of Enforcement in connection with its investigation. A Wells notice is not a formal allegation or a finding of wrongdoing, but is a preliminary determination by the Staff that it may recommend to the SEC that a civil enforcement action or administrative proceeding be brought against the recipient. Our Wells notice also indicated that the Staff had preliminarily determined to recommend that the SEC pursue a clawback claim relating to incentive compensation payments paid to our Chief Executive Officer and Chief Financial Officer during the periods prior to the restatement. The Staff did not indicate an intention to recommend any charges against either of these officers.

Under SEC procedures, a recipient of a Wells notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the SEC that such an action should not be brought. We have provided to the Staff a Wells submission further explaining RPM’s views concerning such matters and our belief that no enforcement action is warranted against us or our officers. We intend to contest any charges that may be brought.

We have incurred significant legal and accounting expenditures in connection with the SEC’s investigation.  We are unable to predict how long the SEC’s investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or file an enforcement action against us.  Any action by the SEC could result in sanctions against us and/or certain of our officers. A protracted enforcement action could impose substantial additional costs and distractions, regardless of its outcome.  Furthermore, publicity surrounding an enforcement action, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

Our operations have been and could continue to be adversely affected by global market and economic conditions in ways we may not be able to predict or control.

Global economic uncertainty continues to exist, both related to the United Kingdom’s vote to leave the European Union (“Brexit”) and otherwise.  Our operations could be adversely affected by global economic conditions if global markets were to decline in the future, whether related to Brexit or otherwise. Any future economic declines may result in decreased revenue, gross margin, earnings or growth rates and difficulty in managing inventory levels and collection of customer receivables. We also have experienced, and expect to continue to experience, increased competitive pricing pressure. In addition, customer difficulties in the future could result from economic declines or issues arising from the cyclical nature of their business and, in turn, result in decreases in product demand, increases in bad debt write-offs, decreases in timely collection of accounts receivable and adjustments to our allowance for doubtful accounts receivable, resulting in material reductions to our revenues and net earnings.

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

As of May 31, 2016, we had approximately $1.8 billion in goodwill and other intangible assets. The Accounting Standards Codification (“ASC”) section 350 requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise, using either a qualitative assessment or a fair-value approach at the reporting unit level. We perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, as of the first day of our fourth fiscal quarter. The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, which is a subjective process that takes into account both internal and external factors. Impairment assessment requires the use of significant judgment with regard to estimates and assumptions surrounding future results of operations and cash flows. For the fiscal years ended May 31, 2016, 2015 and 2014, our impairment testing did not result in any impairment loss.  In the future, if global economic conditions were to decline significantly, or if our reporting units experienced significant declines in business, we may incur substantial non-cash goodwill and other intangible asset impairment charges. The amount of any such impairment charge could have a material adverse effect on our results of operations.

Our significant amount of indebtedness could have a material adverse impact on our business.

Our total debt levels were approximately $1.7 billion at May 31, 2016 and 2015, which compares with $1.4 billion in stockholders’ equity at May 31, 2016. Our level of indebtedness could have important consequences. For example, it could:

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

We obtain the raw materials needed to manufacture our products from a number of suppliers. Many of our raw materials are petroleum-based derivatives, minerals and metals. Under normal market conditions, these materials are generally available on the open market and from a variety of producers. From time to time, however, the prices and availability of these raw materials fluctuate, which could impair our ability to procure necessary materials or increase the cost of manufacturing our products. Although certain petroleum-based raw materials have eased lately, the costs of the raw materials we use are under generally upward pressure, over the longer term, due to escalating energy and related feedstock costs, increased levels of global demand, and improved levels of supplier pricing discipline. If the prices of raw materials begin to increase and we are unable to pass these increases on to our customers, we could experience reduced gross profit margins.

The markets in which we operate are highly competitive and some of our competitors are much larger than we are and may have greater financial resources than we do.

The markets in which we operate are fragmented, and we do not face competition from any one company across all of our product lines. However, any significant increase in competition, as a result of the consolidation of competitors, including the proposed merger of Sherwin-Williams and Valspar, or otherwise, may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced gross profit margins. Increased competition may also impair our ability to grow or to maintain our current levels of revenues and earnings. Companies that compete in our markets include Akzo Nobel, Ferro, GCP Applied Technologies, H.B. Fuller, Masco, PPG, Sherwin-Williams and Valspar. Several of these companies are much larger than we are and may have greater financial resources than we do. Increased competition with these companies could prevent the institution of price increases or could require price reductions or increased spending to maintain our market share, any of which could adversely affect our results of operations.

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

Some of our operating companies, particularly in the consumer segment, face a substantial amount of customer concentration. Our key consumer segment customers include Ace Hardware, Cotter & Company, Do It Best, The Home Depot, Lowe’s, Menards, Orgill, Rona, Wal-Mart and W.W. Grainger. Sales to our ten largest consumer segment customers accounted for approximately 23%, 23% and 24% of our total net sales for the fiscal years ended May 31, 2016, 2015 and 2014, respectively, and 68%, 67% and 64%, respectively, of the consumer segment’s net sales for those same fiscal years. Sales to the Home Depot represented less than 10% of our consolidated net sales for fiscal 2016, 10% and 11% of our consolidated net sales for fiscal 2015 and 2014, respectively, and 28%, 29% and 29% of our consumer segment net sales for fiscal 2016, 2015 and 2014, respectively.  If we were to lose one or more of our key customers, or experience a delay or cancellation of a significant order, or incur a significant decrease in the level of purchases from any of our key customers, or experience difficulty in collecting amounts due from a key customer, our net revenues could decline materially and our operating results could be reduced materially.

Our business and financial condition could be adversely affected if we are unable to protect our material trademarks and other proprietary information or there is a loss in the actual or perceived value of our brands.

We have numerous valuable patents, trade secrets and know-how, domain names, trademarks and trade names, including certain marks that are significant to our business, which are identified under Item 1 of this Annual Report on Form 10-K. Despite our efforts to protect our trademarks and other proprietary rights from unauthorized use or disclosure, other parties may attempt to disclose, obtain or use our proprietary information or marks without our authorization. Unauthorized use of our trademarks, or disclosure, as the case may be, could negatively impact our business and financial condition.

Similarly, the reputations of our branded products depend on numerous factors, including the successful advertising and marketing of our brand names, consumer acceptance, continued trademark validity, the availability of similar products from our competitors, and our ability to maintain our products’ quality and technological advantages. A loss in the actual or perceived value of our brands could limit or reduce the demand for our products.

The chemical and construction products industries in which we operate expose us to inherent risks of legal and warranty claims and other litigation-related costs, which could adversely impact our business.

As a participant in the chemical and construction products industries, we face an inherent risk of legal claims in the event that the exposure to or failure, use or misuse of our products results, or is alleged to result, in bodily injury and/or property damage. In the course of our business we are subject to a variety of inquiries and investigations by regulators, as well as claims and lawsuits by private parties including those related to product liability, asbestos, product warranty, environmental, contracts, intellectual property and commercial matters, which due to their uncertain nature may result in losses, some of which may be material.  We offer warranties on many of our products, as well as long term warranty programs at certain of our businesses and, as a result, from time to time we may experience higher levels of warranty expense, which is typically reflected in selling, general and administrative expenses. The nature and extent to which we use hazardous or flammable materials in our manufacturing processes creates risk of damage to persons and property that, if realized, could be material.

Compliance with environmental, health and safety laws and regulations could subject us to unforeseen future expenditures or liabilities, which could have a material adverse affect on our business.

We are subject to numerous, complicated and often increasingly stringent environmental, health and safety laws and regulations in the jurisdictions where we conduct business. Governmental and regulatory authorities impose various laws and regulations on us that relate to environmental protection, the use, sale and export of certain chemicals or hazardous materials, and various health and safety matters, including the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes, the use of certain chemicals in product formulations, and the investigation and remediation of soil and groundwater affected by hazardous substances. These laws and regulations include the Clean Air Act, the Clean Water Act, RCRA, CERCLA, TSCA, and various other federal, state, provincial, local and international statutes. These laws and regulations often impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up our or our predecessors’ past or present facilities and third party disposal sites. We could be subject to future liability as yet unknown and we are currently undertaking remedial activities at a number of properties.

We have not always been and may not always be in full compliance with all environmental, health and safety laws and regulations in every jurisdiction in which we conduct our business. In addition, if we violate or fail to comply with environmental, health and safety laws (including related to permitting), we could be fined or otherwise sanctioned by regulators, including enjoining or curtailing operations, remedial or corrective measures, installations of pollution control equipment, or other actions. We also could be liable for consequences arising out of human exposure to hazardous substances relating to our products or operations. Accordingly, we cannot guarantee that we will not be required to make additional expenditures to remain in or to achieve compliance with environmental, health or safety laws in the future or that any such additional expenditures will not have a material adverse effect on our business, financial condition, results of operations or cash flows. If regulatory permits or registrations are delayed, restricted, or rejected, subsequent operations at our businesses could be delayed or restricted, which could have an adverse effect on our results of operations.

Our businesses are subject to varying domestic and foreign laws and regulations that may restrict or adversely impact our ability to conduct our business.

Our businesses are subject to varying domestic and foreign laws and regulations that may restrict or adversely impact our ability to conduct our business.  These include securities, environmental, health, safety, tax, competition and anti-trust, trade controls, data security, employment and privacy laws and regulations.  These laws and regulations change from time to time and thus may result in increased costs to us related to our compliance therewith.  From time to time regulators review our compliance with applicable laws. Enforcement actions, fines and private litigation claims and damages, which could be material, occur, notwithstanding our belief that we have in place appropriate risk management and compliance programs to mitigate these risks.

If our efforts in acquiring and integrating other companies or product lines or establishing joint ventures fail, our business may not grow.

As an important part of our growth strategy, we intend to continue pursuing acquisitions of complementary businesses or products and creating joint ventures. Our ability to continue to grow in this manner depends upon our ability to identify, negotiate and finance suitable acquisitions or joint venture arrangements. Execution of our acquisition strategy with respect to some companies or product lines could fail or could result in unanticipated costs to us that were not apparent despite our due diligence efforts, either of which could hinder our growth or adversely impact our results of operations.  In addition, acquisitions and their subsequent integration involve a number of risks, including, but not limited to:

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

Our foreign manufacturing operations accounted for approximately 34% of our net sales for the fiscal year ended May 31, 2016, not including exports directly from the U.S. which accounted for approximately 2% of our net sales for fiscal 2016. We plan to continue to grow our international operations and the growth and maintenance of such operations could be adversely affected by Brexit, changes in political and economic conditions, inflation rates, trade protection measures, restrictions on foreign investments and repatriation of earnings, changing intellectual property rights, difficulties in staffing and managing foreign operations and changes in regulatory requirements that restrict the sales of our products or increase our costs. Further, we may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these regulations could have adverse effects on our results of operations.

Significant foreign currency exchange rate fluctuations may harm our financial results.

Because our consolidated financial statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business could materially adversely affect our net revenues, operating income and the carrying values of our assets located outside the U.S.  For example, Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business.  Such strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results.

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

We are required to comply with U.S. regulations on trade sanctions and embargoes administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”), the Commerce Department and similar multi-national bodies and governmental agencies worldwide, which are complex and constantly changing.  A violation thereof could subject us to regulatory enforcement actions, including a loss of export privileges and significant civil and criminal penalties and fines.

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

We have contracts with and supply product to federal, state and local governmental entities and their contractors, and are required to comply with specific procurement regulations and other requirements relating to those contracts and sales.  Requirements in our contracts and those requirements flowed down to us in our capacity as a subcontractor or supplier, although customary in government contracts, may impact our performance and compliance costs.  Failure to comply with these regulations and requirements or to make required disclosures under contract could result in reductions of the value of contracts, contract modifications or termination for cause, adverse past performance ratings, actions under a federal or state false claims statute, suspension or debarment from government contracting or subcontracting for a period of time and the assessment of penalties and fines, any of which could negatively impact our results of operations and financial condition and could have a negative impact on our reputation and ability to procure other government contracts in the future.

Terrorist activities and other acts of violence or war, natural disasters and other disruptions have negatively impacted in the past and could negatively impact in the future the U.S. and foreign countries, the financial markets, the industries in which we compete, our operations and profitability.

Terrorist activities and natural disasters have contributed to economic instability in the U.S. and elsewhere, and further acts of terrorism, cyber-terrorism, violence, war or natural disasters could affect the industries in which we compete, our ability to purchase raw materials or make, sell or distribute products, which could have a material adverse impact on our financial condition and results of operations.

Data privacy and data security considerations could impact the Company's business.

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

Despite our efforts to protect sensitive information and confidential and personal data and comply with and implement data security measures, our facilities, and systems may be vulnerable to security breaches and other data loss, including cyber-attacks and, in fact, we have experienced data security incidents that have not had a material impact on our financial results.  In addition, it is not possible to predict the impact on our business of the future loss, alteration or misappropriation of information in our possession related to us, our employees, former employees, customers or suppliers. This could lead to negative publicity, legal claims, theft, modification or destruction of proprietary information or key information, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions and other significant costs, which could adversely affect our reputation, financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties.

Our corporate headquarters and a plant and offices for one subsidiary are located on a 119-acre site, which we own in Medina, Ohio. As of May 31, 2016, our operations occupied a total of approximately 14.4 million square feet, with the majority, approximately 11.9 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 14.4 million square feet occupied, approximately 7.0 million square feet are owned and approximately 7.4 million square feet are occupied under operating leases.

Set forth below is a description, as of May 31, 2016, of our principal facilities which we believe are material to our operations:

Location	Business/Segment	Approximate Square Feet Of Floor Space	Leased or Owned

Capacava, Brazil	Euclid (Industrial)	325,000	Owned
Pleasant Prairie, Wisconsin	Rust-Oleum (Consumer)	303,200	Owned
Cleveland, Ohio	Day-Glo (Specialty)	224,624	Owned
Toronto, Ontario, Canada	Tremco (Industrial)	207,160	Owned
LaFayette, Georgia	Euclid (Industrial)	201,109	Owned
Dayton, Nevada	Carboline (Industrial)	184,533	Owned
Newark, New Jersey	Rust-Oleum (Consumer)	182,418	Owned
Cleveland, Ohio	Euclid (Industrial)	173,058	Owned
Cleveland, Ohio	Tremco (Industrial)	160,300	Owned
Bodenwoehr, Germany	illbruck (Industrial)	151,171	Owned
Baltimore, Maryland	DAP (Consumer)	144,200	Owned
Hagerstown, Maryland	Rust-Oleum (Consumer)	143,000	Owned
Arkel, Netherlands	illbruck (Industrial)	140,067	Owned
Tipp City, Ohio	DAP (Consumer)	140,000	Owned
Zelem, Belgium	Rust-Oleum (Consumer)	136,150	Owned
Attelboro, Massachusetts	Rust-Oleum (Consumer)	133,650	Owned
Hudson, North Carolina	Wood Finishes Group (Specialty)	129,300	Owned
Lake Charles, Louisiana	Carboline (Industrial)	114,287	Owned
Lesage, West Virginia	Rust-Oleum (Consumer)	112,000	Owned
Somerset, New Jersey	Rust-Oleum (Consumer)	110,000	Owned
Wigan, Lanc, United Kingdom	Tremco (Industrial)	106,020	Owned
Maple Shade, New Jersey	Stonhard (Industrial)	77,500	Owned
Dallas, Texas	DAP (Consumer)	74,000	Owned
Kenosha, Wisconsin	Rust-Oleum (Consumer)	850,243	Leased
Martinsburg, West Virginia	Rust-Oleum (Consumer)	629,096	Leased
Riverside, California	Rust-Oleum (Consumer)	309,535	Leased
Vaughan, Ontario, Canada	Rust-Oleum (Consumer)	213,847	Leased
Paterson, New Jersey	SPG-Consumer (Consumer)	185,947	Leased
Baltimore, Maryland	DAP (Consumer)	188,555	Leased
Williamsport, Maryland	Rust-Oleum (Consumer)	162,058	Leased
Odessa, Florida	Euclid (Industrial)	116,500	Leased
Burlington, Washington	Legend Brands (Specialty)	113,875	Leased
Bodenwoehr, Germany	illbruck (Industrial)	100,000	Leased

We lease certain of our properties under long-term leases. Some of these leases provide for increased rent based on an increase in the cost-of-living index. For information concerning our rental obligations, see Note K, “Leases” of the Notes to Consolidated Financial Statements, which appears in the 2016 Annual Report to Stockholders and is incorporated herein by reference. Under many of our leases, we are obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.

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

Environmental Proceedings

Following an audit of Rust-Oleum Corporation’s Annual Quantity and Emissions Reports, the State of California’s South Coast Air Quality Management District (the “AQMD”) issued a Notice of Violation to Rust-Oleum alleging violations of AQMD’s Rule 314 (relating to fees for architectural coatings) and Rule 1113 (relating to limits on volatile organic compound content in architectural coatings).  Rust-Oleum estimates that it may be subject to excess emission fees, civil penalties and AQMD’s costs in the range of approximately $100,000 to $200,000 in the aggregate, and anticipates that all or a portion of such payments may be offset by a credit for excess amounts that Rust-Oleum has previously paid to AQMD.

The U.S. Environmental Protection Agency issued a Notice of Violation to Rust-Oleum Corporation alleging three violations of regulations/permits issued under the Clean Air Act.  With respect to this Notice of Violation, Rust-Oleum estimates that it may be subject to a penalty in the range of $150,000 to $260,000.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth at page 60 of the 2016 Annual Report to Stockholders under the heading, “Quarterly Stock Price and Dividend Information” is incorporated herein by reference.

The following table presents information about repurchases of RPM International Inc. Common Stock made by us during the fourth quarter of fiscal 2016:

Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased (1)	Per Share	Programs	Programs (2)
March 1, 2016 through March 31, 2016	—	—	—	—
April 1, 2016 through April 30, 2016	35,663	$50.49	—	—
May 1, 2016 through May 31, 2016	56,038	$49.62	—	—
Total – Fourth Quarter	91,701	$49.96	—	—

(1)

All of the shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the exercise of SARS, which were granted under RPM International Inc.'s Amended and Restated 2004 Omnibus Equity and Incentive Plan, and the vesting of restricted stock which were granted under the 2007 Restricted Stock Plan.

(2)	Refer to Note G of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated financial data for each of the five years during the period ended May 31, 2016.

	Fiscal Years Ended May 31,
	2016	2015	2014	2013	2012
(Amounts in thousands, except per share and percentage data)
Net sales	$4,813,649	$4,594,550	$4,376,353	$4,078,655	$3,777,416
Income before income taxes	483,466	453,253	424,487	176,891	328,289
Net income	357,458	228,328	305,984	109,851	233,763
Return on sales %	7.4%	5.0%	7.0%	2.7%	6.2%
Basic earnings per share attributable to RPM International Inc. Stockholders	$2.70	$1.81	$2.20	$0.75	$1.65
Diluted earnings per share attributable to RPM International Inc. Stockholders	2.63	1.78	2.18	0.74	1.65
Total RPM International Inc. stockholders’ equity	1,372,335	1,291,392	1,382,844	1,200,858	1,183,656
Total RPM International Inc. stockholders' equity per share	10.61	9.94	10.68	9.31	9.24
Return on total RPM International Inc. stockholders’ equity %	26.8%	17.1%	23.7%	9.2%	19.1%
Average shares outstanding	129,383	129,933	129,438	128,956	128,130
Cash dividends paid	$144,350	$136,179	$125,743	$117,647	$112,153
Cash dividends declared per share	1.085	1.020	0.945	0.890	0.855
Retained earnings	1,147,371	936,996	833,691	667,774	686,818
Working capital	1,136,151	1,196,610	1,125,209	957,887	1,012,179
Total assets	4,776,041	4,694,240	4,378,365	4,120,847	3,561,813
Long-term debt	1,646,332	1,654,037	1,345,965	1,369,176	1,112,952
Depreciation and amortization	111,039	99,176	90,069	86,336	76,023
Cash from operating activities	474,706	330,448	278,149	368,454	294,872
Cash (used for) investing activities	(165,866)	(559,453)	(149,711)	(477,404)	(267,322)
Cash (used for) from financing activities	(206,105)	110,193	(137,243)	138,150	(117,441)

Note:

Acquisitions made by us during each of the periods presented and the reconsolidation of SPHC, which occurred on January 1, 2015, may impact comparability from year to year. (See Note A, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is set forth at pages 14 through 26 of the 2016 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth at page 25 of the 2016 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The information required by this item is set forth at pages 27 through 59 and 62 of the 2016 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 31, 2016 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of Deloitte & Touche LLP, our independent registered public accounting firm, are set forth at pages 61 and 63, respectively, of the 2016 Annual Report to Stockholders, which reports are incorporated herein by reference.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this item as to our Directors appearing under the caption “Election of Directors” in our 2016 Proxy Statement is incorporated herein by reference. Information required by Item 405 of Regulation S-K is set forth in the 2016 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. Information required by Items 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is set forth in the 2016 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

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

The name, age and positions of each of our Executive Officers as of July 28, 2016 are as follows:

Name	Age	Position and Offices Held
Frank C. Sullivan	55	Chairman and Chief Executive Officer
Ronald A. Rice	53	President and Chief Operating Officer
Russell L. Gordon	50	Vice President and Chief Financial Officer
Edward W. Moore	59	Senior Vice President, General Counsel and Chief Compliance Officer

Janeen B. Kastner	49	Vice President – Corporate Benefits and Risk Management
Matthew T. Ratajczak	48	Vice President – Global Tax and Treasurer
Barry M. Slifstein	56	Vice President – Investor Relations
Keith R. Smiley	54	Vice President – Finance and Controller

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

Russell L. Gordon was elected Vice President and Chief Financial Officer in 2012.  Prior to that time, Mr. Gordon was the Company’s Vice President – Corporate Planning from 2007 to 2012.  Mr. Gordon joined the Company as Director of Corporate Development in 1995.  Prior to joining the Company, Mr. Gordon held various financial positions in corporate treasury and control as well as in the Specialty Chemicals Division of Goodrich Corporation.  He previously was an industrial engineer at VLSI Technology Inc.

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

Janeen B. Kastner was elected Vice President ― Corporate Benefits and Risk Management in 2007.  Ms. Kastner had been our Director of Human Resources and Administration since 2000.  Ms. Kastner joined the Company in 1997 as Manager of Benefits and Insurance.  Prior to joining the Company, Ms. Kastner was a pension plan consultant with Watson Wyatt & Co.

Matthew T. Ratajczak was elected Vice President – Global Tax and Treasurer in 2012.  Mr. Ratajczak joined the Company as director of taxes in 2004 and was elected Vice President – Global Taxes in 2005.  Prior to joining the Company, he was Director of Global Tax for Noveon, Inc., a specialty chemicals company, and began his career with Ernst & Young LLP.

Barry M. Slifstein was elected Vice President – Investor Relations in 2012.  Mr. Slifstein was Vice President and Controller from 2008 to 2012.  Previously, Mr. Slifstein was Vice President of Finance, Chief Financial Officer and Treasurer of our DAP Products Inc. operating group, where he was employed from 1999 to 2008.  Mr. Slifstein was Finance Director of Alpharma USPD Inc., a global specialty pharmaceutical company from 1998 to 1999, and Corporate Controller for Luitpold Pharmaceuticals Inc., a manufacturer and distributor of various drugs and medical devices from 1995 to 1998.

Keith R. Smiley was elected Vice President – Finance and Controller in 2012.  Prior to that time, Mr. Smiley was the Company’s Vice President – Treasurer and Assistant Secretary since 1999, and served as Treasurer of the Company since 1997.  From 1993 to 1997, Mr. Smiley was the Company’s Controller.  Prior to joining the Company, he was associated with Ciulla, Smith and Dale, LLP., an accounting firm.

Item 11.  Executive Compensation.

The information required by this item is set forth in the 2016 Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2016 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2016 Proxy Statement under the headings “Related Person Transactions” and “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is set forth in the 2016 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Related Fee Arrangements,” which information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this 2016 Annual Report on Form 10-K:

1. Financial Statements.  The following consolidated financial statements of RPM and the reports of our independent registered public accounting firms thereon, included in our 2016 Annual Report to Stockholders on pages 27 through 59 and 62, are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets —

May 31, 2016 and 2015

Consolidated Statements of Income —

fiscal years ended May 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income —

fiscal years ended May 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows —

fiscal years ended May 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity —

fiscal years ended May 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements (including Unaudited Quarterly Financial Information)

2. Financial Statement Schedules.  The following consolidated financial statement schedule of RPM and the report of our independent registered public accounting firm thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements included in our 2016 Annual Report to Stockholders:

Schedule	Page or Exhibit No.
Schedule II — Valuation and Qualifying Accounts and Reserves	S-1
Consent of Independent Registered Public Accounting Firm	Exhibit 23.1
Consent of Independent Registered Public Accounting Firm	Exhibit 23.2

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
Frank C. Sullivan
Chairman and Chief Executive Officer

Date: July 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated this 28th day of July, 2016.

Signature	Title
/s/ Frank C. Sullivan	Chairman, Chief Executive Officer and a Director
Frank C. Sullivan	(Principal Executive Officer)

/s/ Russell L. Gordon	Vice President and Chief Financial Officer
Russell L. Gordon	(Principal Financial Officer)

/s/ Keith R. Smiley	Vice President-Finance and Controller
Keith R. Smiley	(Principal Accounting Officer)

/s/ Thomas C. Sullivan	Chairman Emeritus and a Director
Thomas C. Sullivan

/s/ John P. Abizaid	Director
John P. Abizaid

/s/ Bruce A. Carbonari	Director
Bruce A. Carbonari

/s/ David A. Daberko	Director
David A. Daberko

/s/ Jenniffer D. Deckard	Director
Jenniffer D. Deckard

/s/ Salvatore D. Fazzolari	Director
Salvatore D. Fazzolari

/s/ Thomas S. Gross	Director
Thomas S. Gross

/s/ Craig S. Morford	Director
Craig S. Morford

/s/ Frederick R. Nance	Director
Frederick R. Nance

/s/ Charles A. Ratner	Director
Charles A. Ratner

/s/ William B. Summers, Jr.	Director
William B. Summers, Jr.

/s/ Dr. Jerry Sue Thornton	Director
Dr. Jerry Sue Thornton

RPM INTERNATIONAL INC.

Exhibit Index

Exhibit		Incorporated by reference herein
Number	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the Company	Registration Statement on Form S-8 (File No. 333-101501)	November 27, 2002

3.2	Amended and Restated By-Laws of the Company	Current Report on Form 8-K (File No. 001-14187)	April 27, 2009

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Company	Registration Statement on Form S-8 (File No. 333-101501)	November 27, 2002

4.2	Rights Agreement, dated April 21, 2009, by and between the Company and National City Bank, as Rights Agent	Current Report on Form 8-K (File No. 001-14187)	April 27, 2009

4.3	Indenture, dated as of February 14, 2008, between the Company, as issuer, and The Bank of New York Trust Company, as trustee	Registration Statement on Form S-3 (File No. 333-173395)	April 8, 2011

4.3.1	Form of 6.50% Senior Note Due 2018	Current Report on Form 8-K (File No. 001-14187)	February 20, 2008

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

		Current Report on Form 8-K (File No. 001-14187)	May 29, 2015

10.1	Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, date December 5, 2014	Current Report on Form 8-K (File No. 001-14187)	December 11, 2014

10.2	Second Amended and Restated Receivables Sales Agreement dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

Exhibit		Incorporated by reference herein
Number	Description	Form	Date

10.2.1	Amendment No. 1 to Second Amended and Restated Receivables Sale Agreement, dated as of August 29, 2014	Quarterly Report on Form 10-Q (File No. 001-14187)	January 6, 2016

10.2.2	Amendment No. 2 to Second Amended and Restated Receivables Sale Agreement, dated as of November 3, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	January 6, 2016

10.3	Amended and Restated Receivables Purchase Agreement, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 14, 2014

10.3.1	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of February 25, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2015

10.4	Amended and Restated Fee Letter, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

*10.5	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Frank C. Sullivan, Chairman and Chief Executive Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.6	Form of Amended and Restated Employment Agreement, by and between the Company and Ronald A. Rice, President and Chief Operating Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.7	Amended and Restated Employment Agreement, by and between the Company and Edward W. Moore, Vice President, General Counsel and Chief Compliance Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2011

*10.8	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.9	RPM International Inc. Benefit Restoration Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2001

*10.9.1	Amendment No. 1 to the RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003

*10.9.2	Amendment No. 2 to RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.10	RPM International Inc. Deferred Compensation Plan, as Amended and Restated Generally, effective January 1, 2005	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.10.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

10.11	Second Amendment and Restated Collection Account Agreement, dated July 29, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2010

*10.12	RPM, Inc. 1997 Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.12.1	First Amendment to the RPM, Inc. 1997 Restricted Stock Plan, effective as of October 1, 1998	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

*10.12.2	Second Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

*10.12.3	Third Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.12.4	Fourth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003

Exhibit		Incorporated by reference herein
Number	Description	Form	Date
*10.12.5	Fifth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 16, 2004

*10.12.6	Sixth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007

*10.12.7	Seventh Amendment to the RPM International Inc. 1997 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.13	RPM International Inc. 2003 Restricted Stock Plan for Directors	Quarterly Report on Form 10-Q (File No. 001-14187)	January 14, 2004

*10.13.1	Amendment No. 1 to the RPM International Inc. 2003 Restricted Stock Plan for Directors	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007

*10.13.2	Amendment No. 2 to the RPM International Inc. 2003 Restricted Stock Plan for Directors, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.14	RPM International Inc. Amended and Restated 2004 Omnibus Equity and Incentive Plan, effective July 21, 2009	Definitive Proxy Statement (File No. 001-14187)	August 27, 2009

*10.14.1	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement (for grants prior to October 10, 2008)	Annual Report on Form 10-K (File No. 001-14187)	August 15, 2005

*10.14.2	Form of Stock Appreciation Rights Agreement (for grants prior to October 10, 2008)	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2005

*10.14.3	Form of Performance-Contingent Restricted Stock (PCRS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 7, 2011

*10.14.4	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009

*10.14.5	Form of Stock Appreciation Rights Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009

*10.15	RPM International Inc. 2007 Restricted Stock Plan	Current Report on Form 8-K (File No. 001-14187)	October 12, 2006

*10.15.1	Amendment No. 1 to the RPM International Inc. 2007 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.16	RPM International Inc. Amended and Restated Incentive Compensation Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	October 9, 2007

*10.17	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Russell L. Gordon, Vice President and Chief Financial Officer	Annual Report on Form 10-K (File No. 001-14187)	July 24, 2013

10.18

Settlement Term Sheet, dated July 26, 2014, by and among the Company, Bondex, SPHC, Republic, the Asbestos Claimants’ Committee, counsel for each member of the Asbestos Claimant’s Committee in its individual capacity and on behalf of such member, and Eric Green, in his capacity as the Future Claimants’ Representative

		Current Report on Form 8-K (File No. 001-14187)	July 31, 2014

*10.19	RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 10, 2014	Definitive Proxy Statement (File No. 001-14187)	August 26, 2014

10.20	Plan of Reorganization	Current Report on Form 8-K (File No. 001-14187)	December 23, 2014

Exhibit		Incorporated by reference herein
Number	Description	Form	Date
*10.21	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Janeen B. Kastner, Vice President – Corporate Benefits and Risk Management	Annual Report on Form 10-Q (File No. 001-14187)	October 7, 2015

12	Computation of Ratio of Earnings to Fixed Charges (x)

13.1	Portions of RPM International Inc.’s 2016 Annual Report to Stockholders (x)

21.1	Subsidiaries of the Company (x)

23.1	Consent of Independent Registered Public Accounting Firm (x)

23.2	Consent of Independent Registered Public Accounting Firm (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer (xx)

32.2	Section 1350 Certification of the Company Chief Financial Officer (xx)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Management contract or compensatory plan or arrangement.
(x)	Filed herewith.
(xx)	Furnished herewith.

RPM International Inc. and Subsidiaries

Valuation And Qualifying Accounts and Reserves

		Additions	Acquisitions
		Charged to	(Disposals)
	Balance at	Selling,	of Businesses					Balance at
	Beginning	General and	and			(Deductions)		End
(In thousands)	of Period	Administrative	Reclassifications			Additions		of Period
Year Ended May 31, 2016
Current:
Allowance for doubtful accounts	$24,526	$8,692		$—		$(8,618)	(1)	$24,600
Accrued product liability reserves	$11,916	$13,848		$—		$(664)	(2)	$25,100
Accrued loss reserves	$1,383	$230		$—		$(560)	(2)	$1,053
Noncurrent:
Accrued product liability	$29,768	$9,637	$			$(10,360)	(2)	$29,045
Environmental reserves	$3,498	$730		$—		$(2,552)	(2)	$1,676
Year Ended May 31, 2015
Current:
Allowance for doubtful accounts	$27,641	$4,929		$1,715		$(9,759)	(1)	$24,526
Accrued product liability reserves	$10,589	$1,151		$579		$(403)	(2)	$11,916
Accrued loss reserves	$2,731	$937		$1,113	(3)	$(3,398)	(2)	$1,383
Noncurrent:
Accrued product liability	$29,653	$10,034	$			$(9,919)	(2)	$29,768
Environmental reserves	$2,005	$1,715		$1,370	(3)	$(1,592)	(2)	$3,498
Year Ended May 31, 2014
Current:
Allowance for doubtful accounts	$28,904	$7,618	$			$(8,881)	(1)	$27,641
Accrued product liability reserves	$15,582	$3,186	$			$(8,179)	(2)	$10,589
Accrued loss reserves	$3,418	$275		$494	(3)	$(1,456)	(2)	$2,731
Noncurrent:
Accrued product liability	$29,489	$4,968	$			$(4,804)	(2)	$29,653
Environmental reserves	$3,274	$		$(494)	(3)	$(775)	(2)	$2,005

(1)	Uncollectible accounts written off, net of recoveries
(2)	Primarily claims paid during the year, net of insurance contributions
(3)	Primarily transfers between current and noncurrent

S-1