Form 10-Q
period 2016-08-31
RPM INTERNATIONAL INC/DE/
filed 2016-10-05
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016,

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of September 30, 2016 133,376,742 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	August 31, 2016	May 31, 2016
Assets
Current Assets
Cash and cash equivalents	$194,470	$265,152
Trade accounts receivable (less allowances of
$27,940 and $24,600, respectively)	932,635	963,092
Inventories	728,597	685,818
Prepaid expenses and other current assets	239,383	221,286
Total current assets	2,095,085	2,135,348
Property, Plant and Equipment, at Cost	1,362,075	1,344,830
Allowance for depreciation	(729,584)	(715,377)
Property, plant and equipment, net	632,491	629,453
Other Assets
Goodwill	1,222,659	1,219,630
Other intangible assets, net of amortization	563,225	575,401
Deferred income taxes, non-current	20,206	19,771
Other	193,233	185,366
Total other assets	1,999,323	2,000,168
Total Assets	$4,726,899	$4,764,969
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$430,475	$500,506
Current portion of long-term debt	4,201	4,713
Accrued compensation and benefits	106,145	183,768
Accrued losses	32,969	35,290
Other accrued liabilities	309,813	277,914
Total current liabilities	883,603	1,002,191
Long-Term Liabilities
Long-term debt, less current maturities	1,652,529	1,635,260
Other long-term liabilities	699,822	702,979
Deferred income taxes	53,381	49,791
Total long-term liabilities	2,405,732	2,388,030
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	-	-
Common stock, par value $0.01; authorized 300,000 shares; issued 140,954 and outstanding 133,377 as of August 31, 2016; issued 140,195 and outstanding 132,944 as of May 31, 2016	1,334	1,329
Paid-in capital	930,123	921,956
Treasury stock, at cost	(213,379)	(196,274)
Accumulated other comprehensive (loss)	(506,251)	(502,047)
Retained earnings	1,223,611	1,147,371
Total RPM International Inc. stockholders' equity	1,435,438	1,372,335
Noncontrolling Interest	2,126	2,413
Total equity	1,437,564	1,374,748
Total Liabilities and Stockholders' Equity	$4,726,899	$4,764,969

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	August 31,
	2016	2015
Net Sales	$1,252,063	$1,242,526
Cost of Sales	700,021	709,568
Gross Profit	552,042	532,958
Selling, General and Administrative Expenses	384,085	372,854
Interest Expense	22,778	22,460
Investment (Income), Net	(3,838)	(4,068)
Other Expense (Income), Net	542	(489)
Income Before Income Taxes	148,475	142,201
Provision for Income Taxes	35,081	41,839
Net Income	113,394	100,362
Less: Net Income Attributable to Noncontrolling Interests	625	547
Net Income Attributable to RPM International Inc. Stockholders	$112,769	$99,815
Average Number of Shares of Common Stock Outstanding:
Basic	130,600	130,045
Diluted	135,241	137,307
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.85	$0.76
Diluted	$0.83	$0.74
Cash Dividends Declared per Share of Common Stock	$0.275	$0.260

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,
	2016	2015
Net Income	$113,394	$100,362
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(11,511)	(30,606)
Pension and other postretirement benefit liability adjustments (net of tax of $2,799 and $2,014, respectively)	5,704	4,160
Unrealized gain (loss) on securities (net of tax of $1,096 and $(3,228), respectively)	1,604	(7,084)
Total other comprehensive (loss)	(4,203)	(33,530)
Total Comprehensive Income	109,191	66,832
Less: Comprehensive Income Attributable to Noncontrolling Interests	625	547
Comprehensive Income Attributable to RPM International Inc. Stockholders	$108,566	$66,285

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$113,394	$100,362
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	17,679	16,775
Amortization	11,121	11,092
Deferred income taxes	(434)	(8,207)
Stock-based compensation expense	8,171	6,707
Other non-cash interest expense	2,481	2,430
Realized (gains) on sales of marketable securities	(2,584)	(2,375)
Other	18	(337)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	28,663	19,112
(Increase) in inventory	(42,763)	(52,082)
(Increase) decrease in prepaid expenses and other current and long-term assets	(18,206)	186
(Decrease) in accounts payable	(70,598)	(65,285)
(Decrease) in accrued compensation and benefits	(77,738)	(65,704)
(Decrease) in accrued losses	(2,021)	(1,466)
Increase in other accrued liabilities	38,015	35,868
Other	1,302	9,519
Cash Provided By Operating Activities	6,500	6,595
Cash Flows From Investing Activities:
Capital expenditures	(16,957)	(12,035)
Acquisition of businesses, net of cash acquired	(17,274)	(5,120)
Purchase of marketable securities	(13,099)	(4,775)
Proceeds from sales of marketable securities	12,602	11,218
Other	272	375
Cash (Used For) Investing Activities	(34,456)	(10,337)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	91,669	94,516
Reductions of long-term and short-term debt	(76,973)	(18,401)
Cash dividends	(36,529)	(34,634)
Shares repurchased and returned for taxes	(17,105)	(35,348)
Payments of acquisition-related contingent consideration	(4,033)	(1,585)
Other	(866)	267
Cash (Used For) Provided By Financing Activities	(43,837)	4,815
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,111	(6,326)
Net Change in Cash and Cash Equivalents	(70,682)	(5,253)
Cash and Cash Equivalents at Beginning of Period	265,152	174,711
Cash and Cash Equivalents at End of Period	$194,470	$169,458

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three month periods ended August 31, 2016 and 2015.  For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2016.

Our financial statements include all of our majority-owned subsidiaries. We account for our investments in less-than-majority-owned joint ventures, for which we have the ability to exercise significant influence, under the equity method.  Effects of transactions between related companies are eliminated in consolidation.

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

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest," which changes the presentation of debt issuance costs in financial statements and specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of the note. The guidance does not change the current requirements surrounding the recognition and measurement of debt issuance costs, and the amortization of debt issuance costs will continue to be reported as interest expense. The guidance is effective for years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is allowed for all entities and the new guidance shall be applied to all prior periods retrospectively. We adopted ASU 2015-03 on June 1, 2016.  As a result, net deferred debt costs are presented as offsets to the carrying amount of the respective debt on our Consolidated Balance Sheets for each period presented.  The net deferred debt costs previously reported in our May 31, 2016 Consolidated Balance Sheet in prepaid expenses and other current assets of $3.0 million and other long-term assets of $8.2 million were reclassified as offsets to long-term debt, less current maturities.  There was no impact on our results of operations as a result of our adoption of ASU 2015-03.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which simplifies the treatment of adjustments to provisional amounts recognized in the period for items in a business combination for which the accounting is incomplete at the end of the reporting period. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015 and for interim periods therein. Our adoption of the provisions of ASU 2015-16 beginning on June 1, 2016 did not have a material impact on our Consolidated Financial Statements.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.  We are currently evaluating the impact this guidance will have on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which makes a number of changes meant to simplify and improve accounting for share-based payments. The new guidance includes amendments to share based accounting for income taxes, the related classification in the statement of cash flows and share award forfeiture accounting. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those reporting periods. Early adoption is permitted. We have elected to early adopt ASU 2016-09 in the first quarter of fiscal 2017.  The primary impact of adoption was the recognition of excess tax benefits related to equity compensation in our provision for income taxes rather than paid-in capital, which is a change required to be applied on a prospective basis only in accordance with the new guidance. Accordingly, we recorded a discrete income tax benefit of $10.4 million for excess tax benefits generated during the three months ended August 31, 2016 in the consolidated statement of income. The corresponding cash flows are reflected in cash provided by operating activities instead of financing activities, as was previously required.

Additionally, under ASU 2016-09, we have elected to continue to estimate equity award forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact on our results of operations. The presentation requirements for cash flows related to employee taxes paid for withheld shares also had no impact to any of the periods presented in our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which makes a number of changes meant to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows.  The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.  Upon adoption, entities must apply the guidance retrospectively to all periods presented.  We are currently evaluating the impact this guidance will have on our Consolidated Financial Statements.

NOTE 3 – MARKETABLE SECURITIES

The following tables summarize marketable securities held at August 31, 2016 and May 31, 2016 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
August 31, 2016
Equity securities:
Stocks – foreign	$4,989	$180	$(53)	$5,116
Stocks – domestic	30,896	2,613	(866)	32,643
Mutual funds – foreign	35,923	932	(2,828)	34,027
Mutual funds – domestic	61,070	1,051	(3,364)	58,757
Total equity securities	132,878	4,776	(7,111)	130,543
Fixed maturity:
U.S. treasury and other government	21,770	289	(97)	21,962
Corporate bonds	829	151	-	980
Total fixed maturity securities	22,599	440	(97)	22,942
Total	$155,477	$5,216	$(7,208)	$153,485

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2016
Equity securities:
Stocks - foreign	$5,051	$439	$(247)	$5,243
Stocks - domestic	27,717	3,831	(911)	30,637
Mutual funds - foreign	35,903	802	(4,357)	32,348
Mutual funds - domestic	60,354	99	(4,587)	55,866
Total equity securities	129,025	5,171	(10,102)	124,094
Fixed maturity:
U.S. treasury and other government	21,704	214	(80)	21,838
Corporate bonds	887	137	-	1,024
Total fixed maturity securities	22,591	351	(80)	22,862
Total	$151,616	$5,522	$(10,182)	$146,956

Marketable securities, included in other current and long-term assets totaling $78.4 million and $75.1 million at August 31, 2016, respectively, and included in other current and long-term assets totaling $74.2 million and $72.8 million at May 31, 2016, respectively, are composed of available-for-sale securities and are reported at fair value.  We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

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

Gross gains realized on sales of investments were $2.8 million and $2.5 million for the quarters ended August 31, 2016 and 2015, respectively.  During the first quarter of fiscal 2017 and 2016, we recognized gross realized losses on sales of investments of $0.2 million and $0.1 million, respectively. During the first quarter of fiscal 2017, we recognized losses of approximately $0.2 million for securities deemed to have other-than-temporary impairments, while there were no such losses recorded during the same period last year.  These amounts are included in investment (income), net in the Consolidated Statements of Income.

Summarized below are the securities we held at August 31, 2016 and May 31, 2016 that were in an unrealized loss position and that were included in accumulated other comprehensive income (loss), aggregated by the length of time the investments had been in that position:

	August 31, 2016		May 31, 2016
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$85,895	$(7,208)	$89,360	$(10,182)
Unrealized losses with a loss position for less than 12 months	21,014	(1,081)	41,762	(4,856)
Unrealized losses with a loss position for more than 12 months	64,881	(6,127)	47,598	(5,326)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

other-than-temporary impairment losses on these investments. The unrealized losses generally relate to investments whose fair values at August 31, 2016 were less than 15% below their original cost. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at August 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$6,049	$6,035
One year through five years	11,013	11,051
Six years through ten years	4,420	4,537
After ten years	1,117	1,319
	$22,599	$22,942

NOTE 4 — FAIR VALUE MEASUREMENTS

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at August 31, 2016
U.S. Treasury and other government	$-	$21,962	$-	$21,962
Corporate bonds		980		980
Stocks - foreign	5,116			5,116
Stocks - domestic	32,643			32,643
Cash and cash equivalents	1,098			1,098
Mutual funds - foreign		34,027		34,027
Mutual funds - domestic		58,757		58,757
Foreign currency forward contract		115		115
Contingent consideration			(7,737)	(7,737)
Total	$38,857	$115,841	$(7,737)	$146,961

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2016
U.S. Treasury and other government	$-	$21,838	$-	$21,838
Corporate bonds		1,024		1,024
Stocks - foreign	5,243			5,243
Stocks - domestic	30,637			30,637
Mutual funds - foreign		32,348		32,348
Mutual funds - domestic		55,866		55,866
Foreign currency forward contract		(159)		(159)
Contingent consideration			(11,771)	(11,771)
Total	$35,880	$110,917	$(11,771)	$135,026

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

At August 31, 2016, we had a foreign currency forward contract with a fair value of approximately $0.1 million, which is classified in other current assets in our Consolidated Balance Sheets.  At May 31, 2016, we had a foreign currency forward contract with a fair value of approximately $0.2 million, which is classified in other accrued liabilities in our Consolidated Balance Sheets.  Our foreign currency forward contract, which has not been designated as a hedge, was designed to reduce our exposure to the changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows.  The foreign exchange rates included in the forward contract are based upon observable market data, but are not quoted market prices, and therefore, the forward currency forward contract is considered a Level 2 liability on the fair value hierarchy.

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During fiscal 2017, we paid approximately $4.0 million for settlements of contingent consideration obligations relating to certain

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

performance milestones that were established in prior periods and achieved during the current period, and these amounts are reported in payments of acquisition-related contingent consideration in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At August 31, 2016 and May 31, 2016, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of August 31, 2016 and May 31, 2016 are as follows:

	At August 31, 2016
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$194,470	$194,470
Marketable equity securities	130,543	130,543
Marketable debt securities	22,942	22,942
Long-term debt, including current portion	1,656,730	1,965,820

	At May 31, 2016
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$265,152	$265,152
Marketable equity securities	124,094	124,094
Marketable debt securities	22,862	22,862
Long-term debt, including current portion	1,639,973	1,925,079

NOTE 5 - INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended
	August 31,
(In thousands)	2016	2015
Interest (income)	$(1,140)	$(1,364)
(Gain) on sale of marketable securities	(2,584)	(2,376)
Other-than-temporary impairment on securities	186	-
Dividend (income)	(300)	(328)
Investment (income), net	$(3,838)	$(4,068)

NOTE 6 - OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following components:

	Three Months Ended
	August 31,
(In thousands)	2016	2015
Royalty expense (income), net	$756	$(10)
(Income) related to unconsolidated equity affiliates	(214)	(479)
Other expense (income), net	$542	$(489)

NOTE 7 — INCOME TAXES

The effective income tax rate was 23.6% for the three months ended August 31, 2016 compared to an effective income tax rate of 29.4% for the three month ended August 31, 2015.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The effective tax rate for the three month periods ended August 31, 2016 and 2015 reflect variances from the 35% federal statutory rate primarily due to lower effective tax rate of certain of our foreign subsidiaries, the benefit of the domestic manufacturing deduction and the unfavorable impact of state and local taxes.

Additionally, as a result of our current quarter early adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, we recorded a $10.4 million discrete tax benefit for excess tax benefits related to equity compensation that were generated during the three months ended August 31, 2016. Please see Note 2, “New Accounting Pronouncements,” for additional discussion regarding our adoption of the standard.

At May 31, 2016, we determined that it was possible that we would repatriate approximately $377.3 million of undistributed foreign earnings in the foreseeable future. Accordingly, as of May 31, 2016, we recorded a deferred income tax liability of $98.5 million, which represented our estimate of the net U.S income and foreign withholding tax associated with the $377.3 million of unremitted foreign earnings. As of August 31, 2016, the amount of undistributed earnings that may be repatriated and the corresponding deferred tax liability has been adjusted to $377.0 million and $98.1 million, respectively.  The adjustments are due to foreign currency translation and changes in the underlying U.S. tax attributes.  We have not provided for U.S. income and foreign withholding taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of August 31, 2016.  Accordingly, no provision has been made for U.S. income taxes or foreign withholding taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were paid to us as dividends.

NOTE 8 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

	August 31, 2016	May 31, 2016
(In thousands)
Raw material and supplies	$238,163	$227,900
Finished goods	490,434	457,918
Total Inventory, Net of Reserves	$728,597	$685,818

NOTE 9 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three months ended August 31, 2016, we did not repurchase any shares of our common stock under this program.  During the three months ended August 31, 2015, we repurchased approximately 300,000 shares of our common stock under this program, for approximately $12.8 million.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method for the first quarter ended August 31, 2016.  For the quarter ended August 31, 2015, the two-class method was used to compute basic earnings per share, while the treasury stock method was utilized for the purpose of computing diluted earnings per share, as that method resulted in the most-dilutive earnings per share.

	Three Months Ended
	August 31,
(In thousands, except per share amounts)	2016	2015
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$112,769	$99,815
Less: Allocation of earnings and dividends to participating securities	(1,819)	(1,577)
Net income available to common shareholders - basic	110,950	98,238
Add: Undistributed earnings reallocated to unvested shareholders	7
Reverse: Allocation of earnings and dividends to participating securities		1,577
Add: Income effect of contingently issuable shares	1,362	1,356
Net income available to common shareholders - diluted	$112,319	$101,171
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	130,600	130,045
Average diluted options	749	3,383
Additional shares issuable assuming conversion of convertible securities (1)	3,892	3,879
Total shares for diluted earnings per share	135,241	137,307
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.85	$0.76
Diluted Earnings Per Share of Common Stock	$0.83	$0.74

(1)

Represents the number of shares that would be issued if our contingently convertible notes were converted.  We include these shares in the calculation of diluted EPS as the conversion of the notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees.   The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three month periods ended August 31, 2016 and 2015:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	August 31,	August 31,	August 31,	August 31,
Pension Benefits	2016	2015	2016	2015
(In thousands)
Service cost	$9,401	$8,202	$1,127	$1,067
Interest cost	4,331	4,499	1,224	1,323
Expected return on plan assets	(6,252)	(6,437)	(1,886)	(1,983)
Amortization of:
Prior service cost	54	58
Net actuarial losses recognized	5,540	4,190	573	457
Net Periodic Benefit Cost	$13,074	$10,512	$1,038	$864

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	August 31,	August 31,	August 31,	August 31,
Postretirement Benefits	2016	2015	2016	2015
(In thousands)
Service cost	$-	$-	$284	$281
Interest cost	57	59	222	221
Amortization of:
Prior service (credit)	(58)	(62)
Net actuarial (gains) losses recognized			60	61
Net Periodic Benefit Cost	$(1)	$(3)	$566	$563

We previously disclosed in our financial statements for the fiscal year ended May 31, 2016 that we expected to contribute approximately $54.1 million to our retirement plans in the U.S. and approximately $6.0 million to plans outside the U.S. during the current fiscal year. As of August 31, 2016, this has not changed.

NOTE 12 – CONTINGENCIES AND OTHER ACCRUED LOSSES

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

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at August 31, 2016, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a reduction of sales, as a component of cost of sales, or within selling, general and administrative expense.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended
	August 31,	August 31,
	2016	2015
	(In thousands)
Beginning Balance	$13,314	$11,663
Deductions (1)	(2,490)	(4,660)
Provision charged to expense	4,409	3,109
Ending Balance	$15,233	$10,112

(1)	Primarily claims paid during the year.

In addition, like other companies participating in similar lines of business, some of our subsidiaries are involved in proceedings relating to environmental matters.  It is our policy to accrue remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated.  These liabilities are undiscounted and are not material to our financial statements during any of the periods presented.

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

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  We intend to contest the allegations in the complaint vigorously.

The action by the SEC could result in sanctions against us and/or our General Counsel and could impose substantial additional costs and distractions, regardless of its outcome. We have determined that it is probable that we will incur a loss relating to this matter and have estimated a range of potential loss. We have accrued at the low end of the range of loss, as no amount within the range is more likely to occur, and no amount within the estimated range of loss would have a material impact on our consolidated financial condition, results of operations or cash flows.

In December 2014, we received notice of a claim seeking damages against one of our industrial segment subsidiaries alleging failure of a coating system application on a parking garage in Dubai, UAE.  Insurance is covering the defense of this claim; however, coverage discussions are ongoing.  Based on our current understanding of the claim, and given the ongoing insurance coverage discussions, we have determined that it is reasonably possible that we may incur a loss related to this claim, and have estimated a range of potential loss.  We have accrued at the low end of the range of loss, as no amount within the range is more likely to occur, and no amount within the estimated range of loss would have a material impact on our consolidated financial condition, results of operations or cash flows.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A consolidated class-action complaint is pending against Rust-Oleum Corporation (“Rust-Oleum”) seeking to have a class certified and alleging breach of warranty, breach of contract and other claims regarding certain deck coating products of Rust-Oleum.  In May 2016, the parties executed a term sheet outlining the agreed-upon terms of settlement. Upon final court approval, Rust-Oleum would deposit $9.3 million into a settlement fund in satisfaction of the claims.  We recorded the amount of the settlement in accrued losses in our Consolidated Balance Sheets and reflected the amount in other expense (income), net, in our Consolidated Statements of Income as of and for the fiscal year ended May 31, 2016.

NOTE 13 – EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three months ended August 31, 2016 and 2015:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2016	$1,372,335	$2,413	$1,374,748
Net income	112,769	625	113,394
Other Comprehensive Income:
Foreign currency translation adjustments	(11,511)		(11,511)
Pension and other postretirement benefit liability adjustments, net of tax	5,704		5,704
Unrealized gain on securities, net of tax	1,604		1,604
Total Other Comprehensive Income, net of tax	(4,203)	-	(4,203)
Comprehensive Income	108,566	625	109,191
Dividends paid	(36,529)		(36,529)
Other noncontrolling interest activity		(912)	(912)
Shares repurchased and returned for taxes	(17,105)		(17,105)
Stock based compensation expense	8,171		8,171
Total Equity at August 31, 2016	$1,435,438	$2,126	$1,437,564

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2015	$1,291,392	$2,073	$1,293,465
Net income	99,815	547	100,362
Other Comprehensive Income:
Foreign currency translation adjustments	(30,606)		(30,606)
Pension and other postretirement benefit liability adjustments, net of tax	4,160		4,160
Unrealized (loss) gain on securities, net of tax	(7,084)		(7,084)
Total Other Comprehensive (Loss), net of tax	(33,530)	-	(33,530)
Comprehensive Income	66,285	547	66,832
Dividends paid	(34,634)		(34,634)
Shares repurchased and returned for taxes	(35,348)		(35,348)
Stock based compensation expense	6,707		6,707
Total Equity at August 31, 2015	$1,294,402	$2,620	$1,297,022

NOTE 14 — SEGMENT INFORMATION

We changed the composition of our operating and reportable segments in order to reflect management’s view of the operating results for each segment during the current quarter ended August 31, 2016.  Under our new composition, we made the determination to move a group of businesses serving the industrial flooring, concrete repair and specialty waterproofing markets out of our specialty reportable segment into our Performance Coatings Group operating segment, which better aligns with our management structure and reports through our industrial reportable segment. For the fiscal year ended May 31, 2016, this group of businesses represented less than 1% of our

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consolidated net sales, income before income taxes and identifiable assets.  Further, the impact of the change on net sales and income before income taxes for our industrial and specialty reportable segments for the quarter ended August 31, 2015 was less than 10%.  Information for all periods presented has been recast to reflect this change.

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

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The industrial reportable segment comprises three separate operating segments — Tremco Group, tremco illbruck Group and Performance Coatings Group. Products and services within this reportable segment include construction chemicals, roofing systems, weatherproofing and other sealants, and polymer flooring.

Our specialty reportable segment products are sold throughout North America and a few international locations, primarily in Europe. Our specialty product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The specialty reportable segment is a single operating segment, which offers products that include industrial cleaners, restoration services equipment, colorants, exterior finishes, edible coatings and specialty glazes for pharmaceutical and food industries, and other specialty OEM coatings.

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and other parts of the world. Our consumer reportable segment products are primarily sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops, cosmetic companies and through distributors. This reportable segment comprises three operating segments — Rust-Oleum Group, DAP Group and SPG-Consumer Group. Products within this reportable segment include specialty, hobby and professional paints; nail care enamels; caulks; adhesives; silicone sealants and wood stains.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Three Months Ended
	August 31,	August 31,
	2016	2015
	(In thousands)
Net Sales
Industrial Segment	$675,840	$677,108
Specialty Segment	176,336	169,861
Consumer Segment	399,887	395,557
Consolidated	$1,252,063	$1,242,526

Income (Loss) Before Income Taxes
Industrial Segment	$89,266	$84,468
Specialty Segment	30,504	26,489
Consumer Segment	70,088	66,123
Corporate/Other	(41,383)	(34,879)
Consolidated	$148,475	$142,201

	August 31, 2016	May 31, 2016
Identifiable Assets
Industrial Segment	$2,221,108	$2,206,062
Specialty Segment	743,820	754,757
Consumer Segment	1,754,113	1,734,600
Corporate/Other	7,858	69,550
Consolidated	$4,726,899	$4,764,969

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements include all of our majority-owned subsidiaries.  Investments in less-than-majority-owned joint ventures for which we have the ability to exercise significant influence over are accounted for under the equity method. Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate these estimates, including those related to our allowances for doubtful accounts; inventories; allowances for recoverable taxes; uncertain tax positions; useful lives of property, plant and equipment; goodwill and other intangible assets; environmental, warranties and other contingent liabilities; income tax valuation allowances; pension plans; and the fair value of financial instruments. We base our estimates on historical experience, our most recent facts, and other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of our assets and liabilities. Actual results, which are shaped by actual market conditions, may differ materially from our estimates.

Goodwill

Our annual goodwill impairment analysis for fiscal 2016 did not result in any indicators of impairment.  Should the future earnings and cash flows at our reporting units decline and/or discount rates increase, future impairment charges to goodwill and other intangible assets may be required.

As previously reported, we performed our annual goodwill impairment analysis during the fourth quarter of fiscal 2016, which resulted in an excess of fair value over carrying value of 8% for our Kirker reporting unit.  We have continued to monitor the performance of our Kirker nail enamel business in fiscal 2017, which had $141.8 million of goodwill at August 31, 2016 and is included in our consumer reportable segment results.  Our assessment for the quarter ended August 31, 2016 did not indicate the presence of any goodwill impairment triggering events for Kirker.  If the timing of projected new business opportunities and improvements in customer demand for our nail enamel business are not achieved, impairment of intangible assets, including goodwill, and our other long-lived assets, could result.

A comprehensive discussion of the accounting policies and estimates that are the most critical to our financial statements are set forth in our Annual Report on Form 10-K for the year ended May 31, 2016.  There have been no significant changes in critical accounting policies or estimates since May 31, 2016.

BUSINESS SEGMENT INFORMATION

We changed the composition of our operating and reportable segments in order to reflect management’s view of the operating results for each segment during the current quarter ended August 31, 2016.  Under our new composition, we made the determination to move a group of businesses serving the industrial flooring, concrete repair and specialty waterproofing markets out of our specialty reportable segment into our Performance Coatings Group operating segment, which better aligns with our management structure and reports through our industrial reportable segment. For the fiscal year ended May 31, 2016, this group of businesses represented less than 1% of our consolidated net sales, income before income taxes and identifiable assets.  Further, the impact of the change on net sales and income before income taxes for our industrial and specialty reportable segments for the quarter ended August 31, 2015 was less than 10%.  Information for all periods presented has been recast to reflect this change.

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

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The industrial reportable segment comprises three separate operating segments — Tremco Group, tremco illbruck Group and Performance Coatings Group. Products and services within this reportable segment include construction chemicals, roofing systems, weatherproofing and other sealants, and polymer flooring.

Our specialty reportable segment products are sold throughout North America and a few international locations, primarily in Europe. Our specialty product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The specialty reportable segment is a single operating segment, which offers products that include industrial cleaners, restoration services equipment, colorants, exterior finishes, edible coatings and specialty glazes for pharmaceutical and food industries, and other specialty OEM coatings.

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and other parts of the world. Our consumer reportable segment products are primarily sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops, cosmetic companies and through distributors. This reportable segment comprises three operating segments — Rust-Oleum Group, DAP Group and SPG-Consumer Group. Products within this reportable segment include specialty, hobby and professional paints; nail care enamels; caulks; adhesives; silicone sealants and wood stains.

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

	Three Months Ended
	August 31,	August 31,
	2016	2015
	(In thousands)
Net Sales
Industrial Segment	$675,840	$677,108
Specialty Segment	176,336	169,861
Consumer Segment	399,887	395,557
Consolidated	$1,252,063	$1,242,526
Income Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$89,266	$84,468
Interest (Expense), Net (b)	(1,837)	(1,523)
EBIT (c)	$91,103	$85,991
Specialty Segment
Income Before Income Taxes (a)	$30,504	$26,489
Interest Income, Net (b)	153	220
EBIT (c)	$30,351	$26,269
Consumer Segment
Income Before Income Taxes (a)	$70,088	$66,123
Interest Income (Expense), Net (b)	(3)	58
EBIT (c)	$70,091	$66,065
Corporate/Other
(Expense) Before Income Taxes (a)	$(41,383)	$(34,879)
Interest (Expense), Net (b)	(17,253)	(17,147)
EBIT (c)	$(24,130)	$(17,732)
Consolidated
Income Before Income Taxes (a)	$148,475	$142,201
Interest (Expense), Net (b)	(18,940)	(18,392)
EBIT (c)	$167,415	$160,593

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles ("GAAP") in the U.S., to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
(c)

EBIT is defined as earnings (loss) before interest and taxes.  We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to acquisitions, as opposed to segment operations.  We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions.  EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness.  Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets' analysis of our segments' core operating performance.  We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing.  Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing.  EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2016

Net Sales  Consolidated net sales of $1,252.1 million for the first quarter of fiscal 2017 grew by approximately 0.8% from net sales of $1,242.5 million for last year’s first quarter. Organic sales improved 1.6%, while acquisitions added 1.3%.  Consolidated net sales for the quarter were offset by an unfavorable foreign exchange impact of 2.1%, which includes the impact of the devaluation of the British Pound.  Global economic uncertainty continues to exist, both related to the United Kingdom’s vote to leave the European Union (“Brexit”) and otherwise.

Industrial segment net sales declined slightly, by 0.2% to $675.8 million for the current quarter versus net sales of $677.1 million during the same period a year ago. The decline was primarily due to unfavorable foreign exchange, which impacted net sales by 2.4% during the current quarter, coupled with a continued slowdown in net sales for our businesses serving the energy sector. This impact was partially offset by organic growth in net sales of 1.2%.  During the current quarter, our North American-based industrial companies experienced continuing growth in businesses serving the commercial construction market.  Additionally, sales in Brazil continue to improve as we continue to introduce a broader range of industrial products in that market.  Lastly, recent acquisitions contributed 1.0% to net sales during the current quarter.

Specialty segment net sales for the quarter grew by 3.8% to $176.3 million, primarily due to acquisition growth of 2.9% and from organic growth in net sales, which provided 2.6%. During the current quarter, our restoration services equipment business experienced an increase in sales versus the prior year as a result of severe flooding in several regions across the country.  Foreign currency negatively impacted specialty segment net sales for the quarter by 1.7%.

Consumer segment net sales for the quarter grew by 1.1% to $400.0 million, from $395.6 million during last year’s first quarter, due to organic growth in net sales of 1.8% and acquisition growth of 1.0%. While our core consumer businesses of small project paints, primers and patch and repair products met current quarter expectations, our nail enamel product line results were below prior year first quarter results, as expected.  Additionally, growth was constrained by certain operational challenges, which we have since addressed with capital investments.  The market conditions in the consumer segment continue to be favorable in the U.S. Unfavorable foreign currency impacted net sales in the consumer segment by 1.7% during the current quarter versus the same period a year ago.

Gross Profit Margin  Our consolidated gross profit margin improved to 44.1% of net sales for the first quarter of fiscal 2017 from a consolidated gross profit margin of 42.9% for the comparable period a year ago, reflecting an approximate impact of 0.5% from price increases recently implemented, particularly in certain international markets where margins had been unfavorably impacted by the strengthening U.S. dollar.  The remainder of the improvement resulted from more favorable manufacturing costs during the current quarter versus the same period last year.

Selling, General and Administrative Expenses (“SG&A”)  Our consolidated SG&A expense increased by approximately $11.2 million during the current period versus the last year, and increased to 30.7% of net sales from 30.0% of net sales for the prior year quarter.  During the current quarter, there was higher compensation and employee benefits expense, as well as higher bad debt expense.  Partially offsetting those increased expenses was the impact of approximately $6.0 million from favorable transactional foreign exchange during the current quarter versus last year’s first quarter.  Warranty expense for the quarter ended August 31, 2016 increased by approximately $1.3 million from the amount recorded during the comparable prior year period, and it is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A was flat for the first quarter of fiscal 2017 versus the comparable prior year period, and remained flat as a percentage of net sales, as well.  There were slight increases in compensation and employee benefits expense, as well as higher bad debt expense during the current quarter, partially offset by a favorable impact from translational foreign exchange.

Our specialty segment SG&A was approximately $0.9 million higher during the first quarter of fiscal 2017 versus the comparable prior year period, and was higher as a percentage of net sales, reflecting slightly higher employee compensation expense versus the comparable prior year period, partially offset by a favorable impact from translational foreign exchange.

Our consumer segment SG&A increased by approximately $3.9 million during the first quarter of fiscal 2017 versus the same period last year, and was higher as a percentage of net sales, reflecting higher compensation and employee benefits expense, as well as higher freight and professional services expense.

SG&A expenses in our corporate/other category of $24.1 million during the first quarter of fiscal 2017 increased by $6.4 million from $17.7 million recorded during last year’s first quarter, resulting primarily from higher pension expense.  Additionally, employee compensation, benefits and acquisition costs increased versus last year’s first quarter.

We recorded total net periodic pension and postretirement benefit costs of $14.7 million and $11.9 million for the first quarter of fiscal 2017 and 2016, respectively. The $2.8 million increase in pension expense resulted from higher service and interest cost of $1.0 million during the first quarter of fiscal 2017 versus the comparable prior year period.  Additionally, there was an unfavorable impact of approximately $1.5 million resulting from larger actuarial losses recognized during the current quarter versus last year’s first quarter.  Lastly, during the current quarter, the expected return on plan assets was approximately $0.3 million lower than during last year’s first quarter.  We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Interest Expense  Interest expense was $22.8 million for the first quarter of fiscal 2017 versus $22.5 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first quarter by approximately $0.3 million versus the same period a year ago.  Excluding acquisition-related borrowings, lower average borrowings year-over-year decreased interest expense by approximately $1.0 million. Higher interest rates, which averaged 4.21% overall for the first quarter of fiscal 2017 compared with 4.09% for the same period of fiscal 2016, increased interest expense by approximately $1.0 million during the current quarter versus the same period last year.

Investment (Income), Net  Net investment income of approximately $3.8 million for the first quarter of fiscal 2017 compares to net investment income of $4.1 million during the same period last year.  Dividend and interest income totaled $1.4 million and $1.7 million for the first quarter of fiscal 2017 and 2016, respectively.  Net realized gains on the sales of investments totaled $2.6 million during the first quarter of fiscal 2017, while those gains were $2.4 million during the same period a year ago.  Impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.2 million during the first quarter of fiscal 2017, while there were no impairments recognized during the same period last year.

Other Expense (Income), Net  Other expense of $0.5 million for the first quarter of fiscal 2017 compared with other income of $0.5 million for the same period a year ago.  Other expense (income), net includes net royalty expense of approximately $0.7 million for the first quarter of fiscal 2017, while prior period net royalty income was de minimis.  Also included in this balance is our equity in earnings of unconsolidated affiliates totaling approximately $0.2 million and $0.5 million for the first quarter of fiscal 2017 and 2016, respectively.

Income Before Income Taxes (“IBT”)  Our consolidated pretax income for the first quarter of fiscal 2017 of $148.5 million compares with $142.2 million for the same period a year ago.

Our industrial segment had pretax income of $89.3 million, or 13.2% of net sales, for the quarter ended August 31, 2016, versus pretax income of $84.5 million, or 12.5% of net sales, for the same period a year ago. Our industrial segment results reflect an improved gross profit margin as well as the impact of favorable foreign exchange during the current quarter versus the same period last year. Our specialty segment had pretax income of $30.5 million, or 17.3% of net sales, for the quarter ended August 31, 2016, versus pretax income of $26.5 million, or 15.6% of net sales, for the same period a year ago.  Our consumer segment IBT increased to $70.1 million, or 17.5% of net sales for the first quarter of fiscal 2017, from the prior year first quarter result of $66.1 million, or 16.7% of net sales.  Current quarter IBT for our core consumer businesses of small project paints, primers and patch and repair products exceeded IBT for last year’s first quarter. While current quarter IBT for our Kirker nail enamel product line declined from first quarter IBT a year ago, those results were in line with projections for the current period.

Income Tax Rate The effective income tax rate was 23.6% for the three months ended August 31, 2016 compared to an effective income tax rate of 29.4% for the three month ended August 31, 2015.  The quarter over quarter decrease in the effective income tax rate is primarily due to the impact of the current quarter adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” As a result of the adoption, we recorded a $10.4 million discrete tax benefit for excess tax benefits related to equity compensation that were generated during the three months ended August 31, 2016. Refer to Note 2, “New Accounting Pronouncements,” for additional discussion regarding our adoption of the standard.

Net Income  Net income of $113.4 million for the quarter ended August 31, 2016 compares to net income of $100.4 million for the comparable prior year period.  During each quarter presented, we had net income from noncontrolling interests of $0.6 million.  Net income attributable to RPM International Inc. stockholders for the first quarter of fiscal 2017 was $112.8 million, or 9.0% of consolidated net sales, which compared to net income of $99.8 million, or 8.0% of consolidated net sales for the comparable prior year period.

Diluted earnings per share of common stock for the quarter ended August 31, 2016 of $0.83 compares with diluted earnings per share of common stock of $0.74 for the quarter ended August 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $6.5 million of cash was provided by operating activities during the first quarter of fiscal 2017, compared with $6.6 million of cash provided operating activities during the same period last year.

The net change in cash from operations includes the change in net income, which increased by $13.0 million during the first quarter of fiscal 2017 versus the same period during fiscal 2016.  Other items impacting the net change in cash from operations were items adjusting net income for non-cash expenses and income, which increased by $10.4 million during the first quarter of fiscal 2017 versus fiscal 2016. Changes in working capital accounts and all other accruals used approximately $23.5 million more cash flow during fiscal the first quarter of 2017 versus the same period last year.

The change in accounts receivable during the first three months of fiscal 2017 provided cash of $28.7 million versus $19.1 million of cash provided by accounts receivable during the same period last year, or approximately $9.6 million more cash provided year over year.  Days sales outstanding at August 31, 2016 decreased to 63.3 days from 64.1 days sales outstanding at August 31, 2015.

Inventory balances used $42.8 million of cash during the first quarter of fiscal 2017, compared with a use of $52.1 million in cash during the same period a year ago, or $9.3 million less cash used year over year.  This resulted from the timing of purchases by retail customers. Days of inventory outstanding at August 31, 2016 increased to 93.7 days from 91.2 days of inventory outstanding at August 31, 2015.

The change in accounts payable during the first three months of fiscal 2017 used cash of $70.6 million versus $65.3 million of cash used during the same period a year ago, or approximately $5.3 million more cash than fiscal 2016, resulting from a change in the timing of certain payments.  Accrued compensation and benefits used approximately $12.0 million more cash during the first quarter of fiscal 2017 versus fiscal 2016, due to higher bonus accruals made during fiscal 2017 versus fiscal 2016.  Other accruals and prepaids, including those for other short-term and long-term items and changes, used $16.2 million more cash during fiscal 2017 versus fiscal 2016, primarily from the timing of pension plan contributions and upfront funds used for long-term customer contracts.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. Capital expenditures of $17.0 million during the first three months of fiscal 2017 compare with depreciation of $17.7 million. We are in the process of expanding our current production capacity in our consumer segment, specifically with regard to our DAP operating segment, to meet our needs based on anticipated growth rates. Besides those capacity additions, we are increasing our capital spending in fiscal 2017 in an effort to more aggressively invest in our internal growth initiatives, especially in overseas markets.  We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand throughout fiscal 2017 and into fiscal 2018 and beyond.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At August 31, 2016, the fair value of our investments in marketable securities totaled $153.5 million, of which investments with a fair value of $85.9 million were in an unrealized loss position.  At May 31, 2016, the fair value of our investments in marketable securities totaled $147.0 million, of which investments with a fair value of $89.4 million were in an unrealized loss position.  The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. Total pretax unrealized losses recorded in accumulated other comprehensive income at August 31, 2016 and May 31, 2016 were $7.2 million and $10.2 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at August 31, 2016 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at August 31, 2016 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of August 31, 2016, approximately $174.4 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries.  Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions.  Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements.  Refer to Note 7, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $976.0 million at August 31, 2016. Our debt-to-capital ratio was 53.6% at August 31, 2016, compared with 54.4% at May 31, 2016.

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

The New Revolving Credit Facility requires us to comply with various customary affirmative and negative covenants, including a leverage covenant and interest coverage ratio, which are calculated in accordance with the terms as defined by the credit agreement.  Under the terms of the leverage covenant, we may not permit our consolidated indebtedness as of any fiscal quarter end to exceed 65% of the sum of such indebtedness and our consolidated shareholders’ equity on such date.  The minimum required consolidated interest coverage ratio for EBITDA to interest expense is 3.50 to 1.  The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended using an EBITDA as defined in the credit agreement.

As of August 31, 2016, we were in compliance with all financial covenants contained in our New Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 52.4%, while our interest coverage ratio was 9.6 to 1. Our available liquidity under our New Revolving Credit Facility stood at $581.6 million at August 31, 2016.

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

As previously reported, during fiscal 2015, a plan of reorganization was confirmed and, effective as of December 23, 2014, Bondex, SPHC, Republic and NMBFiL emerged from bankruptcy.  Accordingly, trusts were established under Section 524(g) of the United States Bankruptcy Code and were funded with first installments.  Borrowings under our New Revolving Credit Facility were used to fund the initial trust payment of $450 million, which is classified as long-term debt in our Consolidated Balance Sheets.  The Trust was funded with $450 million in cash and a promissory note, bearing no interest and maturing on or before December 23, 2018 (the “Bankruptcy Note”). The net present value of the Bankruptcy Note, or $336.7 million, is classified as other long-term liabilities in our consolidated financial statements at August 31, 2016.  A portion of the payments due under the Bankruptcy Note is secured by a right to the equity of SPHC, Republic and Bondex.  The Bankruptcy Plan, and Bankruptcy Note, provide for the following additional contributions to the Trust:

•	On or before December 23, 2016, an additional $102.5 million in cash, RPM stock or a combination thereof (at our discretion in this and all subsequent cases) will be deposited into the Trust;
•	On or before December 23, 2017, an additional $120 million in cash, RPM stock or a combination thereof will be deposited into the Trust; and
•	On or before December 23, 2018, a final payment of $125 million in cash, RPM stock or a combination thereof will be deposited into the Trust.

Total current and future contributions to the Trust are deductible for U.S. income tax purposes.

Accounts Receivable Securitization Program

On May 9, 2014, we entered into a new, three-year, $200.0 million accounts receivable securitization facility (the “AR Program”). The maximum availability under the AR Program is $200.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and therefore at certain times we may not be able to fully access the $200.0 million of funding available under the AR Program.

As of August 31, 2016, there was no outstanding balance under the AR Program, which compares with the maximum availability on that date of $200.0 million.  The interest rate under the Purchase Agreement is based on the Alternate Base Rate, LIBOR Market Index Rate, one-month LIBOR or LIBOR for a specified tranche period, as selected by us, plus in each case, a margin of 0.70%. In addition, we are obligated to pay a monthly unused commitment fee based on the daily amount of unused commitments under the Agreement, which fee ranges from 0.30% to 0.50% based on usage.  The AR Program contains various customary affirmative and negative covenants and also contains customary default and termination provisions.

Our failure to comply with the covenants described above and other covenants contained in the Revolving Credit Facility could result in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Revolving Credit Facility to be due and payable. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that under certain circumstances, an event of default that results in acceleration of our indebtedness under the Revolving Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable.

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

The Convertible Notes will be convertible under certain circumstances and during certain periods at an initial conversion rate of 18.8905 shares of RPM common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $52.94 per share of common stock), subject to adjustment in certain circumstances. In July 2016, we declared a dividend in excess of $0.24 per share, and consequently, the adjusted conversion rate at August 31, 2016 was 18.98154.  The initial conversion price represents a conversion premium of approximately 37% over the last reported sale price of RPM common stock of $38.64 on December 3, 2013.  Prior to June 15, 2020, the Convertible Notes may be converted only upon specified events, and, thereafter, at any time.  Upon conversion, the Convertible Notes may be settled, at RPM’s election, in cash, shares of RPM’s common stock, or a combination of cash and shares of RPM’s common stock.

We account for the liability and equity components of the Convertible Notes separately, and in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 3.92%.  Contractual interest was $1.2 million and amortization of the debt discount was $0.7 million for the first quarter of fiscal 2017 and 2016.  At August 31, 2016, the remaining period over which the debt discount will be amortized was 4.25 years, the unamortized debt discount was $13.3 million, and the carrying amount of the equity component was $20.7 million.

The following table summarizes our financial obligations and their expected maturities at August 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

	Total Contractual	Payments Due In
	Payment Stream	2017	2018-19	2020-21	After 2021
	(In thousands)
Long-term debt obligations (1)	$1,667,035	$4,201	$249,632	$864,672	$548,530
Capital lease obligations	478	148	256	74
Operating lease obligations	198,052	49,133	64,513	32,282	52,124
Other long-term liabilities (2):
Interest payments on long-term debt obligations	596,477	71,900	127,550	66,501	330,526
Promissory note payments on 524(g) Trust	347,500	102,500	245,000
Contributions to pension and postretirement plans (3)	422,400	61,100	78,900	90,700	191,700
Total	$3,231,942	$288,982	$765,851	$1,054,229	$1,122,880

(1)	Long-term debt obligations do not reflect previously paid deferred debt issuance costs, which are presented as deductions to long-term debt in our Consolidated Balance Sheets.
(2)

Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $16.2 million at August 31, 2016. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.

(3)

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) risks related to the adequacy of our contingent liability reserves; and (j) other risks detailed in our filings with the

Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2016, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2016 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

SEC Investigation and Enforcement Action

As previously disclosed, we were notified by the SEC on June 24, 2014, that we are the subject of a formal investigation pertaining to the timing of our disclosure and accrual of loss reserves in fiscal 2013 with respect to the previously disclosed DOJ and GSA Office of Inspector General investigation into compliance issues relating to Tremco Roofing Division’s GSA contracts.  As previously disclosed, our audit committee completed an investigation into the facts and circumstances surrounding the timing of our disclosure and accrual of loss reserves with respect to the GSA and DOJ investigations, and determined that it was appropriate to restate our financial results for the first, second and third quarters of fiscal 2013.  These restatements had no impact on our audited financial statements for the fiscal years ended May 31, 2013 or 2014.  The audit committee’s investigation concluded that there was no intentional misconduct on the part of any of our officers.

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action in the U.S. District Court for the District of Columbia against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  The complaint seeks disgorgement of gains that may have resulted from the conduct alleged in the complaint, and payment of unspecified monetary penalties from us and our General Counsel pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act.  Further, the complaint seeks to permanently enjoin us from violations of Sections 17(a)(2) and (a)(3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Exchange Act Rules 12b-20, 13a-1, 13a-11 and 13a-13, and to permanently enjoin our General Counsel from violations of Sections 17(a)(2) and (a)(3) of the Securities Act and Exchange Act Rules 13b2-1 and 13b2-2(a).  We intend to contest the allegations in the complaint vigorously.

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

The U.S. Environmental Protection Agency issued a Notice of Violation to Rust-Oleum Corporation alleging three violations of regulations/permits issued under the Clean Air Act.  With respect to this Notice of Violation, Rust-Oleum estimates that it may be subject to a penalty in the range of $150,000 to $181,000.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the first quarter of fiscal 2017:

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
June 1, 2016 through June 30, 2016	103	$50.26	-	-
July 1, 2016 through July 31, 2016	110,762	$51.99	-	-
August 1, 2016 through August 31, 2016	208,987	$54.27	-	-
Total - First Quarter	319,852	$53.48	—	-

(1)

Represents shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.'s Amended and Restated 2004 Omnibus Equity and Incentive Plan.

(2)	Refer to Note 9 to the consolidated financial statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Russell L. Gordon
Russell L. Gordon
Vice President and
Chief Financial Officer

Dated: October 5, 2016