Form 10-Q
period 2016-11-30
RPM INTERNATIONAL INC/DE/
filed 2017-01-09
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016,

or

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

As of January 3, 2017 133,575,814 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	November 30, 2016	May 31, 2016
Assets
Current Assets
Cash and cash equivalents	$205,907	$265,152
Trade accounts receivable (less allowances of
$40,909 and $24,600, respectively)	840,814	963,092
Inventories	762,167	685,818
Prepaid expenses and other current assets	232,217	221,286
Total current assets	2,041,105	2,135,348
Property, Plant and Equipment, at Cost	1,353,282	1,344,830
Allowance for depreciation	(714,353)	(715,377)
Property, plant and equipment, net	638,929	629,453
Other Assets
Goodwill	1,085,763	1,219,630
Other intangible assets, net of amortization	521,198	575,401
Deferred income taxes	59,619	19,771
Other	200,847	185,366
Total other assets	1,867,427	2,000,168
Total Assets	$4,547,461	$4,764,969
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$429,941	$500,506
Current portion of long-term debt	3,880	4,713
Accrued compensation and benefits	126,097	183,768
Accrued losses	33,846	35,290
Other accrued liabilities	292,849	277,914
Total current liabilities	886,613	1,002,191
Long-Term Liabilities
Long-term debt, less current maturities	1,634,967	1,635,260
Other long-term liabilities	701,091	702,979
Deferred income taxes	41,456	49,791
Total long-term liabilities	2,377,514	2,388,030
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	-	-
Common stock, par value $0.01; authorized 300,000 shares; issued 141,205 and outstanding 133,576 as of November 30, 2016; issued 140,195 and outstanding 132,944 as of May 31, 2016	1,336	1,329
Paid-in capital	938,963	921,956
Treasury stock, at cost	(215,936)	(196,274)
Accumulated other comprehensive (loss)	(555,541)	(502,047)
Retained earnings	1,112,610	1,147,371
Total RPM International Inc. stockholders' equity	1,281,432	1,372,335
Noncontrolling Interest	1,902	2,413
Total equity	1,283,334	1,374,748
Total Liabilities and Stockholders' Equity	$4,547,461	$4,764,969

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
Net Sales	$1,190,770	$1,155,984	$2,442,833	$2,398,510
Cost of Sales	669,089	662,050	1,369,110	1,371,618
Gross Profit	521,681	493,934	1,073,723	1,026,892
Selling, General and Administrative Expenses	419,494	352,594	803,579	725,448
Goodwill and Other Intangible Asset Impairments	188,298		188,298
Interest Expense	22,905	22,478	45,683	44,938
Investment (Income), Net	(2,416)	(1,100)	(6,254)	(5,168)
Other Expense (Income), Net	257	(299)	799	(788)
(Loss) Income Before Income Taxes	(106,857)	120,261	41,618	262,462
(Benefit) Provision for Income Taxes	(36,601)	36,112	(1,520)	77,951
Net (Loss) Income	(70,256)	84,149	43,138	184,511
Less: Net Income Attributable to Noncontrolling Interests	670	716	1,295	1,263
Net (Loss) Income Attributable to RPM International Inc. Stockholders	$(70,926)	$83,433	$41,843	$183,248
Average Number of Shares of Common Stock Outstanding:
Basic	130,695	129,398	130,647	129,723
Diluted	130,695	136,734	130,647	137,072
(Loss) Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$(0.54)	$0.63	$0.32	$1.39
Diluted	$(0.54)	$0.62	$0.32	$1.36
Cash Dividends Declared per Share of Common Stock	$0.300	$0.275	$0.575	$0.535

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
Net (Loss) Income	$(70,256)	$84,149	$43,138	$184,511
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(51,984)	(53,814)	(63,495)	(84,420)
Pension and other postretirement benefit liability adjustments (net of tax of $1,963; $1,803; $4,762; $3,817, respectively)	3,590	3,640	9,294	7,800
Unrealized gain (loss) on securities (net of tax of $(320); $632; $776; $(2,595), respectively)	(895)	369	709	(6,715)
Total other comprehensive (loss)	(49,289)	(49,805)	(53,492)	(83,335)
Total Comprehensive (Loss) Income	(119,545)	34,344	(10,354)	101,176
Less: Comprehensive Income Attributable to Noncontrolling Interests	670	716	1,295	1,263
Comprehensive (Loss) Income Attributable to RPM International Inc. Stockholders	$(120,215)	$33,628	$(11,649)	$99,913

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	November 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$43,138	$184,511
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	35,568	33,509
Amortization	22,111	22,144
Goodwill and other intangible asset impairments	188,298	-
Reversal of contingent earnout obligations	-	(14,500)
Deferred income taxes	(59,363)	(680)
Stock-based compensation expense	17,013	15,524
Other non-cash interest expense	4,964	4,862
Realized (gains) on sales of marketable securities	(3,698)	(4,418)
Other	(47)	1,441
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	110,871	117,358
(Increase) in inventory	(81,586)	(49,781)
(Increase) decrease in prepaid expenses and other current and long-term assets	(20,876)	4,617
(Decrease) in accounts payable	(69,518)	(105,841)
(Decrease) in accrued compensation and benefits	(55,662)	(45,649)
(Decrease) increase in accrued losses	(899)	715
Increase in other accrued liabilities	28,057	7,375
Other	361	(4,114)
Cash Provided By Operating Activities	158,732	167,073
Cash Flows From Investing Activities:
Capital expenditures	(48,049)	(31,295)
Acquisition of businesses, net of cash acquired	(65,201)	(12,006)
Purchase of marketable securities	(25,142)	(14,213)
Proceeds from sales of marketable securities	24,588	11,737
Other	956	5,355
Cash (Used For) Investing Activities	(112,848)	(40,422)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	76,369	38,765
Reductions of long-term and short-term debt	(73,588)	(18,774)
Cash dividends	(76,604)	(71,276)
Shares repurchased and returned for taxes	(19,663)	(45,292)
Payments of acquisition-related contingent consideration	(4,130)	(1,631)
Other	(1,365)	270
Cash (Used For) Financing Activities	(98,981)	(97,938)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6,148)	(12,815)
Net Change in Cash and Cash Equivalents	(59,245)	15,898
Cash and Cash Equivalents at Beginning of Period	265,152	174,711
Cash and Cash Equivalents at End of Period	$205,907	$190,609

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and six month periods ended November 30, 2016 and 2015.  For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2016.

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

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which establishes a comprehensive revenue recognition standard for virtually all industries in GAAP. Under the original issuance, the new standard would have applied to annual periods beginning after December 15, 2016, including interim periods therein. However, in August 2015, the FASB issued ASU 2015-14, which extends the standard effective date by one year and includes an option to apply the standard on the original effective date. We are currently reviewing the revised guidance and assessing the potential impacts on each of our different business units’ revenue streams and on our overall Consolidated Financial Statements.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which makes a number of changes meant to simplify and improve accounting for share-based payments. The new guidance includes amendments to share based accounting for income taxes, the related classification in the statement of cash flows and share award forfeiture accounting. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those reporting periods. Early adoption is permitted. We have elected to early adopt ASU 2016-09 in the first quarter of fiscal 2017.  The primary impact of our adoption was the recognition of excess tax benefits related to equity compensation in our provision for income taxes rather than paid-in capital, which is a change required to be applied on a prospective basis in accordance with the new guidance. Accordingly, we recorded a discrete income tax benefit of $10.4 million for excess tax benefits generated during the three months ended August 31, 2016 and $0.9 million during the three months ended November 30, 2016 in the consolidated statements of income. The corresponding cash flows are reflected in cash provided by operating activities instead of financing activities, as was previously required.

Additionally, under ASU 2016-09, we have elected to continue to estimate equity award forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact on our results of operations. The presentation requirements for cash flows related to employee taxes paid for withheld shares also had no impact to any of the periods presented in our consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.

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

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reportable segment, for the six months ended November 30, 2016 follows:

	Industrial	Specialty	Consumer
(In thousands)	Segment	Segment	Segment	Total
Balance as of June 1, 2016	$475,355	$171,768	$572,507	$1,219,630
Acquisitions	31,434			31,434
Impairment			(140,686)	(140,686)
Translation adjustments	(12,631)	(1,766)	(10,218)	(24,615)
Balance as of November 30, 2016	$494,158	$170,002	$421,603	$1,085,763

The gross amount of accumulated impairment losses at June 1, 2016 totaled $14.9 million, all of which was recorded during the fiscal year ended May 31, 2009 by our industrial reportable segment. For the three and six months ended November 30, 2016, we recognized $140.7 million of preliminary goodwill impairment losses, which was recorded by our consumer reportable segment.  At November 30, 2016, accumulated impairment losses totaled $155.6 million.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other intangible assets as of November 30, 2016 consist of the following major classes:

	November 30, 2016
	Gross Carrying	Accumulated	Impairment	Net Carrying
(In thousands)	Amount	Amortization	Charge	Amount
Amortized intangible assets
Formulae	$216,760	$(123,977)	$(15,364)	$77,419
Customer-related intangibles	322,229	(108,072)	(30,176)	183,981
Trademarks/names	27,808	(13,919)		13,889
Other	37,154	(19,723)	(198)	17,233
Total Amortized Intangibles	603,951	(265,691)	(45,738)	292,522
Indefinite-lived intangible assets
Trademarks/names	230,721		(2,045)	228,676
Total Other Intangible Assets	$834,672	$(265,691)	$(47,783)	$521,198

The gross amount of other intangible asset accumulated impairment losses at June 1, 2016 totaled $0.6 million, all of which was recorded during the fiscal year ended May 31, 2009 by our industrial reportable segment.  For the three and six months ended November 30, 2016, we recorded preliminary other intangible asset impairment losses of approximately $47.8 million, which was recorded by our consumer reportable segment.

As previously reported, we had monitored the performance of our Kirker nail enamel business throughout fiscal 2016.  During the third quarter ended February 29, 2016, we reported that performance shortfalls for Kirker were attributable to a delay in new business.  We performed our annual goodwill impairment analysis during the fourth quarter of fiscal 2016, which resulted in an excess of fair value over carrying value of 8% for our Kirker reporting unit. During our first quarter ended August 31, 2016, we reported that while Kirker’s first quarter results were below the comparable prior year period, their performance was in line with expectations, and our assessment of the Kirker business did not indicate the presence of any goodwill impairment triggering events.

For the quarter ended November 30, 2016, we identified certain factors that we considered important in assessing the requirement to perform an interim impairment evaluation for our Kirker reporting unit.  First, Kirker’s three month operating results for the period ended November 30, 2016 were significantly below historical and expected operating results and downward adjustments were recently made regarding our expectations for Kirker’s performance. In the quarter ended November 30, 2016, Kirker experienced market share losses at several key customers, including the loss of its largest customer, which accounted for over 15% of Kirker’s fiscal 2016 sales.  In addition, some problematic customer relationship issues surfaced during the quarter ended November 30, 2016, which resulted in a personnel change in a key leadership position at Kirker.  After considering the totality of these recent events, we determined that an interim step one goodwill impairment assessment was required, as well as an impairment assessment for our intangible and other long-lived assets.  Our testing resulted in the preliminary impairment charges reflected above for goodwill and other intangible assets.

Our goodwill impairment assessment included estimating the fair value of our Kirker reporting unit and comparing it with its carrying amount at November 30, 2016.  Since the carrying amount of Kirker exceeded its fair value, additional steps were required to determine and recognize a preliminary impairment loss. Calculating the fair value of a reporting unit requires our significant use of estimates and assumptions, which are generally considered Level 3 inputs based on our review of the fair value hierarchy. We estimated the fair value of our Kirker reporting unit by applying a discounted future cash flow calculation to Kirker’s projected earnings before interest, taxes, depreciation and amortization (“EBITDA”). In applying this methodology, we relied on a number of factors, including actual and forecasted operating results and market data for the nail enamel industry.  Discounted cash flow calculations represent a common measure used to value and buy or sell businesses in our industry.  The discounted cash flow used in the goodwill impairment test for Kirker assumed discrete period revenue growth through fiscal 2021 that was reflective of recent downward revisions to previous expectations for future growth from market opportunities related to contracting with certain retailers to fill nail polish for their respective private label brands as well as downward revisions to growth expectations for the Kirker liquid nail polish business below the expected liquid nail polish growth rates for the markets in which Kirker operates.  In the terminal year we assumed a long-term earnings growth rate of 3.0% that we believe is appropriate given the current industry specific expectations.  As of the valuation date, we utilized a weighted-average cost of capital of 8.0%, which we believe is appropriate as it reflects the relative risk, the time value of money, and is consistent with Kirker’s peer group. After recording the goodwill impairment charge of $140.7 million, no goodwill remains on the Kirker balance sheets as of November 30, 2016.  We are not able to finalize our goodwill impairment assessment until such time as we finalize our fair value determinations, which we expect to complete during our third fiscal quarter ending February 28, 2017.  At that time, we will record the necessary adjustments, if any, to our preliminary goodwill impairment charge recorded in the current quarter.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our other intangible asset impairment assessment involved estimating the fair value of each of Kirker’s amortizable intangibles and other long-lived assets as well as the indefinite-lived tradename asset and comparing it with its carrying amount. Measuring a potential impairment of amortizable intangibles and other long-lived assets requires the use of various estimates and assumptions, including the determination of which cash flows are directly related to the assets being evaluated, the respective useful lives over which those cash flows will occur and potential residual values, if any.  As the results of our testing indicated that the carrying values of certain of these assets would not be recoverable, as outlined in further detail in the table above, we recorded preliminary other intangible asset impairments of approximately $45.7 million for the three and six months ended November 30, 2016.

Calculating the fair value of the Kirker indefinite-lived tradename required our significant use of estimates and assumptions. We estimated the fair value of Kirker’s indefinite-live tradename by applying a relief-from-royalty calculation, which included discounted future cash flows related to its projected revenues. In applying this methodology, we relied on a number of factors, including actual and forecasted revenues and market data for the nail enamel industry.  As the carrying amount of the tradename exceeded its fair value, the preliminary impairment loss of $2.0 million was recorded for the three and six months ended November 30, 2016.

Certain assets and liabilities are subject to nonrecurring fair value measurements, which typically are remeasured at fair value as a result of impairment charges.  As a result of the impairment testing described above, the fair value of Kirker’s identifiable intangible assets and indefinite-lived tradename were recalculated, and the resulting fair value approximated $5.8 million.  Based upon our review of the fair value hierarchy, the inputs used in these fair value measurements were considered Level 3 inputs.  We are not able to finalize our other intangible asset impairment assessments until such time as we finalize our fair value determinations, which we expect to complete during our third fiscal quarter ending February 28, 2017. At that time, we will record the necessary adjustments, if any, to our preliminary impairment charges recorded in the current quarter.

NOTE 4 – MARKETABLE SECURITIES

The following tables summarize marketable securities held at November 30, 2016 and May 31, 2016 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
November 30, 2016
Equity securities:
Stocks – foreign	$5,699	$229	$(323)	$5,605
Stocks – domestic	31,050	2,086	(1,325)	31,811
Mutual funds – foreign	34,419	920	(3,204)	32,135
Mutual funds – domestic	62,572	1,393	(2,938)	61,027
Total equity securities	133,740	4,628	(7,790)	130,578
Fixed maturity:
U.S. treasury and other government	22,235	76	(295)	22,016
Corporate bonds	774	104	(8)	870
Total fixed maturity securities	23,009	180	(303)	22,886
Total	$156,749	$4,808	$(8,093)	$153,464

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2016
Equity securities:
Stocks – foreign	$5,051	$439	$(247)	$5,243
Stocks – domestic	27,717	3,831	(911)	30,637
Mutual funds – foreign	35,903	802	(4,357)	32,348
Mutual funds – domestic	60,354	99	(4,587)	55,866
Total equity securities	129,025	5,171	(10,102)	124,094
Fixed maturity:
U.S. treasury and other government	21,704	214	(80)	21,838
Corporate bonds	887	137	-	1,024
Total fixed maturity securities	22,591	351	(80)	22,862
Total	$151,616	$5,522	$(10,182)	$146,956

Marketable securities, included in other current and long-term assets totaling $78.9 million and $74.6 million at November 30, 2016, respectively, and included in other current and long-term assets totaling $74.2 million and $72.8 million at May 31, 2016, respectively, are composed of available-for-sale securities and are reported at fair value.  We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

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

Gross gains realized on sales of investments were $1.9 million and $2.1 million for the quarters ended November 30, 2016 and 2015, respectively.  During the second quarter of fiscal 2017 and 2016, we recognized gross realized losses on sales of investments of $0.8 million and $0.1 million, respectively. During the second quarter of fiscal 2017 and 2016, we recognized losses of approximately $0.2 million and $2.5 million for securities deemed to have other-than-temporary impairments.  These amounts are included in investment (income), net in the Consolidated Statements of Income.

Gross gains realized on sales of investments were $4.7 million and $4.6 million for the six months ended November 30, 2016 and 2015, respectively.  During the first six months of fiscal 2017 and 2016, we recognized gross realized losses on sales of investments of $1.0 million and $0.2 million, respectively. During the first six months of fiscal 2017 and 2016, we recognized losses of approximately $0.4 million and $2.5 million, respectively, for securities deemed to have other-than-temporary impairments.

Summarized below are the securities we held at November 30, 2016 and May 31, 2016 that were in an unrealized loss position and that were included in accumulated other comprehensive income (loss), aggregated by the length of time the investments had been in that position:

	November 30, 2016		May 31, 2016
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$99,283	$(8,093)	$89,360	$(10,182)
Unrealized losses with a loss position for less than 12 months	35,039	(1,925)	41,762	(4,856)
Unrealized losses with a loss position for more than 12 months	64,244	(6,168)	47,598	(5,326)

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. The unrealized losses generally relate to investments whose fair values at November 30, 2016 were less than 15% below their original cost. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at November 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$6,157	$6,127
One year through five years	12,606	12,486
Six years through ten years	3,140	3,079
After ten years	1,106	1,194
	$23,009	$22,886

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at November 30, 2016
U.S. Treasury and other government	$-	$22,016	$-	$22,016
Corporate bonds		870		870
Stocks - foreign	5,605			5,605
Stocks - domestic	31,811			31,811
Cash and cash equivalents	1,328			1,328
Mutual funds - foreign		32,135		32,135
Mutual funds - domestic		61,027		61,027
Foreign currency forward contract		(100)		(100)
Contingent consideration			(7,640)	(7,640)
Total	$38,744	$115,948	$(7,640)	$147,052

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2016
U.S. Treasury and other government	$-	$21,838	$-	$21,838
Corporate bonds		1,024		1,024
Stocks - foreign	5,243			5,243
Stocks - domestic	30,637			30,637
Mutual funds - foreign		32,348		32,348
Mutual funds - domestic		55,866		55,866
Foreign currency forward contract		(159)		(159)
Contingent consideration			(11,771)	(11,771)
Total	$35,880	$110,917	$(11,771)	$135,026

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

At November 30, 2016, we had a foreign currency forward contract with a fair value of approximately $0.1 million, which is classified in other current liabilities in our Consolidated Balance Sheets.  At May 31, 2016, we had a foreign currency forward contract with a fair value of approximately $0.2 million, which is classified in other accrued liabilities in our Consolidated Balance Sheets.  Our foreign currency forward contract, which has not been designated as a hedge, was designed to reduce our exposure to the changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows.  The foreign exchange rates included in the forward contract are based upon observable market data, but are not quoted market prices, and therefore, the forward currency forward contract is considered a Level 2 liability on the fair value hierarchy.

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During fiscal 2017, we paid approximately $4.1 million for settlements of contingent consideration obligations relating to certain

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

performance milestones that were established in prior periods and achieved during the current period, and these amounts are reported in payments of acquisition-related contingent consideration in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At November 30, 2016 and May 31, 2016, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of November 30, 2016 and May 31, 2016 are as follows:

	At November 30, 2016
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$205,907	$205,907
Marketable equity securities	130,578	130,578
Marketable debt securities	22,886	22,886
Long-term debt, including current portion	1,638,847	1,904,270

	At May 31, 2016
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$265,152	$265,152
Marketable equity securities	124,094	124,094
Marketable debt securities	22,862	22,862
Long-term debt, including current portion	1,639,973	1,925,079

NOTE 6 - INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(In thousands)	2016	2015	2016	2015
Interest (income)	$(1,093)	$(1,218)	$(2,233)	$(2,582)
(Gain) on sale of marketable securities	(1,114)	(2,042)	(3,698)	(4,418)
Other-than-temporary impairment on securities	217	2,472	403	2,472
Dividend (income)	(426)	(312)	(726)	(640)
Investment (income), net	$(2,416)	$(1,100)	$(6,254)	$(5,168)

NOTE 7 - OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(In thousands)	2016	2015	2016	2015
Royalty expense, net	$581	$174	$1,336	$163
(Income) related to unconsolidated equity affiliates	(324)	(473)	(537)	(951)
Other expense (income), net	$257	$(299)	$799	$(788)

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — INCOME TAXES

The effective income tax benefit rate was 34.3% for the three months ended November 30, 2016 compared to an effective income tax expense rate of 30.0% for the three months ended November 30, 2015.  The effective income tax benefit rate was 3.7% for the six months ended November 30, 2016 compared to an effective income tax expense rate of 29.7% for the six months ended November 30, 2015.

The effective tax rate for the three and six months ended November 30, 2016 and 2015 reflect variances from the 35% federal statutory rate due to the lower effective tax rate of certain of our foreign subsidiaries, the benefit of the domestic manufacturing deduction and the unfavorable impact of state and local taxes.

Additionally, as a result of our current year early adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, we recorded a $10.4 million discrete tax benefit during the three months ended August 31, 2016 and an additional $0.9 million discrete tax benefit for the three months ended November 30, 2016, for excess tax benefits related to equity compensation.  Please see Note 2, “New Accounting Pronouncements,” for additional discussion regarding our adoption of the standard.

At May 31, 2016, we determined that it was possible that we would repatriate approximately $377.3 million of undistributed foreign earnings in the foreseeable future. Accordingly, as of May 31, 2016, we recorded a deferred income tax liability of $98.5 million, which represented our estimate of the net U.S income and foreign withholding tax associated with the $377.3 million of unremitted foreign earnings. As of November 30, 2016, the amount of undistributed earnings that may be repatriated and the corresponding deferred tax liability has been adjusted to $368.8 million and $95.3 million, respectively.  The adjustments are primarily due to foreign currency translation, which was recorded as a component of other comprehensive income.  We have not provided for U.S. income and foreign withholding taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of November 30, 2016.  Accordingly, no provision has been made for U.S. income taxes or foreign withholding taxes, which may become payable if the remaining undistributed earnings of those foreign subsidiaries were paid to us as dividends.

NOTE 9 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

	November 30, 2016	May 31, 2016
(In thousands)
Raw material and supplies	$237,231	$227,900
Finished goods	524,936	457,918
Total Inventory, Net of Reserves	$762,167	$685,818

NOTE 10 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three and six months ended November 30, 2016, we did not repurchase any shares of our common stock under this program.  During the three and six months ended November 30, 2015, we repurchased approximately 100,000 shares and 400,000 shares of our common stock under this program, respectively.  These shares of common stock were repurchased during the prior year second quarter and six month period for approximately $4.4 million and $17.2 million, respectively.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 — EARNINGS (LOSS) PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the treasury stock method for the three months ended November 30, 2016 and the two-class method for the six months ended November 30, 2016.  For the three and six months ended November 30, 2015, the two-class method was used to compute basic earnings per share, while the treasury stock method was utilized for the purpose of computing diluted earnings per share, as that method resulted in the most-dilutive earnings per share.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Numerator for earnings per share:
Net income (loss) attributable to RPM International Inc. stockholders	$(70,926)	$83,433	$41,843	$183,248
Less: Allocation of earnings and dividends to participating securities		(1,571)	(621)	(3,068)
Net income (loss) available to common shareholders – basic	(70,926)	81,862	41,222	180,180
Add: Undistributed earnings reallocated to unvested shareholders
Reverse: Allocation of earnings and dividends to participating securities		1,571		3,068
Add: Income effect of contingently issuable shares		1,354		2,706
Net income (loss) available to common shareholders – diluted	$(70,926)	$84,787	$41,222	$185,954
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	130,695	129,398	130,647	129,723
Average diluted options		3,453		3,466
Additional shares issuable assuming conversion of convertible securities (1)		3,883		3,883
Total shares for diluted earnings per share (2)	130,695	136,734	130,647	137,072
Earnings (Loss) Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings (Loss) Per Share of Common Stock	$(0.54)	$0.63	$0.32	$1.39
Diluted Earnings (Loss) Per Share of Common Stock	$(0.54)	$0.62	$0.32	$1.36

(1)

Represents the number of shares that would be issued if our contingently convertible notes were converted.  We include these shares in the calculation of diluted EPS as the conversion of the notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

(2)

Restricted shares totaling 1,169,393 and 919,918 for the three and six months ended November 30, 2015, respectively, were excluded from the calculation of diluted earnings per share because the grant price of the restricted shares exceeded the average market price of the shares during the period and their effect, accordingly, would have been anti-dilutive. There were no restricted shares identified as being anti-dilutive for the three and six months ended November 30, 2016. In addition, stock appreciation rights (SARs) totaling 1,400,000 for the three and six months ended November 30, 2015 were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees.   The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and six month periods ended November 30, 2016 and 2015:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	November 30,	November 30,	November 30,	November 30,
Pension Benefits	2016	2015	2016	2015
(In thousands)
Service cost	$9,401	$8,202	$1,127	$1,067
Interest cost	4,331	4,499	1,224	1,323
Expected return on plan assets	(6,252)	(6,437)	(1,886)	(1,983)
Amortization of:
Prior service cost	54	58
Net actuarial losses recognized	5,540	4,190	573	457
Settlement				91
Net Periodic Benefit Cost	$13,074	$10,512	$1,038	$955

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	November 30,	November 30,	November 30,	November 30,
Postretirement Benefits	2016	2015	2016	2015
(In thousands)
Service cost	$-	$-	$284	$281
Interest cost	57	59	222	221
Amortization of:
Prior service (credit)	(58)	(62)
Net actuarial (gains) losses recognized			60	61
Net Periodic Benefit Cost	$(1)	$(3)	$566	$563

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
Pension Benefits	2016	2015	2016	2015
(In thousands)
Service cost	$18,802	$16,404	$2,254	$2,134
Interest cost	8,662	8,998	2,448	2,646
Expected return on plan assets	(12,504)	(12,874)	(3,772)	(3,966)
Amortization of:
Prior service cost	108	116	-	-
Net actuarial losses recognized	11,080	8,380	1,146	914
Settlement	-	-	-	91
Net Periodic Benefit Cost	$26,148	$21,024	$2,076	$1,819

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
Postretirement Benefits	2016	2015	2016	2015
(In thousands)
Service cost	$-	$-	$568	$562
Interest cost	114	118	444	442
Amortization of:
Prior service (credit)	(116)	(124)	-	-
Net actuarial (gains) losses recognized	-	-	120	122
Net Periodic Benefit Cost	$(2)	$(6)	$1,132	$1,126

The current year increases in pension and postretirement benefit cost reflect the impact of our assumptions used to determine net cost. The rate of expected return on plan assets and the effective discount rate applicable to service cost assumptions both decreased from fiscal 2016 to fiscal 2017. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. We previously disclosed in our financial statements for the fiscal year ended May 31, 2016 that we expected to contribute approximately $54.1 million to our retirement plans in the U.S. and approximately $6.0 million to plans outside the U.S. during the current fiscal year. As of November 30, 2016, this has not changed.

NOTE 13 – CONTINGENCIES AND OTHER ACCRUED LOSSES

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

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at November 30, 2016, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a reduction of sales, as a component of cost of sales, or within selling, general and administrative expense.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
	(In thousands)
Beginning Balance	$15,233	$10,112	$13,314	$11,663
Deductions (1)	(5,942)	(4,890)	(8,432)	(9,550)
Provision charged to expense	6,663	4,218	11,072	7,327
Ending Balance	$15,954	$9,440	$15,954	$9,440

(1)	Primarily claims paid during the year.

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

In December 2014, we received notice of a claim seeking damages against one of our industrial segment subsidiaries alleging failure of a coating system application on a parking garage in Dubai, UAE.  Insurance coverage discussions are ongoing.  Based on our current understanding of the claim, and given the ongoing insurance coverage discussions, we have determined that it is reasonably possible that we may incur a loss related to this claim, and have estimated a range of potential loss.  We have accrued at the low end of the range of loss, as no amount within the range is more likely to occur, and no amount within the estimated range of loss would have a material impact on our consolidated financial condition, results of operations or cash flows.

A consolidated class-action complaint is pending against Rust-Oleum Corporation (“Rust-Oleum”) seeking to have a class certified and alleging breach of warranty, breach of contract and other claims regarding certain deck coating products of Rust-Oleum.  In October 2016, the parties executed a settlement agreement. Upon final court approval, Rust-Oleum will deposit $9.3 million into a settlement fund in satisfaction of the claims.  We recorded the amount of the settlement in accrued losses in our Consolidated Balance Sheets and reflected the amount in other expense (income), net, in our Consolidated Statements of Income as of and for the fiscal year ended May 31, 2016.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14 – EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three months ended November 30, 2016 and 2015:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at August 31, 2016	$1,435,438	$2,126	$1,437,564
Net income (loss)	(70,926)	670	(70,256)
Other Comprehensive Income:
Foreign currency translation adjustments	(51,984)		(51,984)
Pension and other postretirement benefit liability adjustments, net of tax	3,590		3,590
Unrealized (loss) on securities, net of tax	(895)		(895)
Total Other Comprehensive (Loss), net of tax	(49,289)	-	(49,289)
Comprehensive Income (Loss)	(120,215)	670	(119,545)
Dividends paid	(40,075)		(40,075)
Other noncontrolling interest activity		(894)	(894)
Shares repurchased and returned for taxes	(2,558)		(2,558)
Stock based compensation expense	8,842		8,842
Total Equity at November 30, 2016	$1,281,432	$1,902	$1,283,334

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at August 31, 2015	$1,294,402	$2,620	$1,297,022
Net income	83,433	716	84,149
Other Comprehensive Income:
Foreign currency translation adjustments	(53,814)		(53,814)
Pension and other postretirement benefit liability adjustments, net of tax	3,640		3,640
Unrealized gain on securities, net of tax	369		369
Total Other Comprehensive (Loss), net of tax	(49,805)	-	(49,805)
Comprehensive Income	33,628	716	34,344
Dividends paid	(36,642)		(36,642)
Other noncontrolling interest activity		(1,373)	(1,373)
Shares repurchased and returned for taxes	(9,944)		(9,944)
Stock based compensation expense	8,817		8,817
Total Equity at November 30, 2015	$1,290,261	$1,963	$1,292,224

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables illustrate the components of total equity and comprehensive income for the six months ended November 30, 2016 and 2015:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2016	$1,372,335	$2,413	$1,374,748
Net income	41,843	1,295	43,138
Other Comprehensive Income:
Foreign currency translation adjustments	(63,495)		(63,495)
Pension and other postretirement benefit liability adjustments, net of tax	9,294		9,294
Unrealized gain on securities, net of tax	709		709
Total Other Comprehensive (Loss), net of tax	(53,492)	-	(53,492)
Comprehensive Income (Loss)	(11,649)	1,295	(10,354)
Dividends paid	(76,604)		(76,604)
Other noncontrolling interest activity		(1,806)	(1,806)
Shares repurchased and returned for taxes	(19,663)		(19,663)
Stock based compensation expense	17,013		17,013
Total Equity at November 30, 2016	$1,281,432	$1,902	$1,283,334

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2015	$1,291,392	$2,073	$1,293,465
Net income	183,248	1,263	184,511
Other Comprehensive Income:
Foreign currency translation adjustments	(84,420)		(84,420)
Pension and other postretirement benefit liability adjustments, net of tax	7,800		7,800
Unrealized (loss) on securities, net of tax	(6,715)		(6,715)
Total Other Comprehensive (Loss), net of tax	(83,335)	-	(83,335)
Comprehensive Income	99,913	1,263	101,176
Dividends paid	(71,276)		(71,276)
Other noncontrolling interest activity		(1,373)	(1,373)
Shares repurchased and returned for taxes	(45,292)		(45,292)
Stock based compensation expense	15,524		15,524
Total Equity at November 30, 2015	$1,290,261	$1,963	$1,292,224

NOTE 15 — SEGMENT INFORMATION

We changed the composition of our operating and reportable segments in order to reflect management’s view of the operating results for each segment during our first quarter ended August 31, 2016.  Under our new composition, we made the determination to move a group of businesses serving the industrial flooring, concrete repair and specialty waterproofing markets out of our specialty reportable segment into our Performance Coatings Group operating segment, which better aligns with our management structure and reports through our industrial reportable segment. For the fiscal year ended May 31, 2016, this group of businesses represented less than 1% of our consolidated net sales, income before income taxes and identifiable assets.  Further, the impact of the change on net sales and income before income taxes for our industrial and specialty reportable segments for the three and six months ended November 30, 2015 was less than 10%.  Information for all periods presented has been recast to reflect this change.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2016	2015	2016	2015
	(In thousands)
Net Sales
Industrial Segment	$633,429	$623,305	$1,309,269	$1,300,413
Specialty Segment	183,567	173,625	359,903	343,486
Consumer Segment	373,774	359,054	773,661	754,611
Consolidated	$1,190,770	$1,155,984	$2,442,833	$2,398,510

Income (Loss) Before Income Taxes
Industrial Segment	$50,291	$64,008	$139,557	$148,476
Specialty Segment	31,160	28,278	61,664	54,767
Consumer Segment	(140,575)	65,429	(70,487)	131,552
Corporate/Other	(47,733)	(37,454)	(89,116)	(72,333)
Consolidated	$(106,857)	$120,261	$41,618	$262,462

	November 30, 2016	May 31, 2016
Identifiable Assets
Industrial Segment	$2,212,754	$2,206,062
Specialty Segment	736,832	754,757
Consumer Segment	1,568,657	1,734,600
Corporate/Other	29,218	69,550
Consolidated	$4,547,461	$4,764,969

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to the end of our second fiscal quarter, we established a restructuring plan, which includes the closure of a European facility and severance charges for certain personnel in our specialty reportable segment.  We are in the process of finalizing our estimates, but currently anticipate the charges related to these actions to approximate $10.0 million. We expect to announce our plan to affected personnel and record a restructuring charge during our third fiscal quarter ending February 28, 2017.

Subsequent to the end of our second fiscal quarter, we made the decision to exit the Flowcrete polymer flooring business located in the Middle East.  As a result of this decision, we determined it was appropriate to perform additional reviews of our existing reserves for obsolete and slow moving inventory as well as the collectability of our accounts receivable.  Accordingly, we determined that it was necessary as of November 30, 2016 to record a charge for approximately $12.3 million related to this decision.

As previously reported, during fiscal 2015, a plan of reorganization was confirmed (the “Bankruptcy Plan”) and, effective as of December 23, 2014, Bondex, SPHC, Republic and NMBFiL emerged from bankruptcy.  In accordance with the Bankruptcy Plan, trusts were established under Section 524(g) of the United States Bankruptcy Code (together, the “Trust”) and were funded with first installments.  Borrowings under our New Revolving Credit Facility were used to fund the initial trust payment of $450 million, which is classified as long-term debt in our Consolidated Balance Sheets.  The Trust was funded with $450 million in cash and a promissory note, bearing no interest and maturing on or before December 23, 2018 (the “Bankruptcy Note”). The Bankruptcy Plan, and Bankruptcy Note, provide for additional contributions to the Trust. Accordingly, on December 23, 2016, we deposited $102.5 million into the Trust.

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

As previously reported, we had monitored the performance of our Kirker nail enamel business throughout fiscal 2016.  During the third quarter ended February 29, 2016, we reported that performance shortfalls for Kirker were attributable to a delay in new business.  We performed our annual goodwill impairment analysis during the fourth quarter of fiscal 2016, which resulted in an excess of fair value over carrying value of 8% for our Kirker reporting unit. During our first quarter ended August 31, 2016, we reported that while Kirker’s first quarter results were below the comparable prior year period, their performance was in line with expectations, and our assessment of the Kirker business did not indicate the presence of any goodwill impairment triggering events.

For the quarter ended November 30, 2016, we identified certain factors that we considered important in assessing the requirement to perform an interim impairment evaluation for our Kirker reporting unit.  First, Kirker’s three month operating results for the period ended November 30, 2016 were significantly below historical and expected operating results and downward adjustments were recently made regarding our expectations for Kirker’s performance. In the quarter ended November 30, 2016, Kirker experienced market share losses at several key customers, including the loss of its largest customer, which accounted for over 15% of Kirker’s fiscal 2016 sales.  In addition, some problematic customer relationship issues surfaced during the quarter ended November 30, 2016, which resulted in a personnel change in a key leadership position at Kirker.  After considering the totality of these recent events, we determined that an interim step one goodwill impairment assessment was required, as well as an impairment assessment for our intangible and other long-lived assets.  Accordingly, for the current fiscal quarter we recorded a preliminary loss totaling $188.3 million for the impairment of goodwill and intangibles at our Kirker reporting unit.  Refer to Note 3, “Goodwill and Other Intangible Assets,” for further discussion.

A comprehensive discussion of the accounting policies and estimates that are the most critical to our financial statements are set forth in our Annual Report on Form 10-K for the year ended May 31, 2016.  There have been no significant changes in critical accounting policies or estimates since May 31, 2016.

BUSINESS SEGMENT INFORMATION

We changed the composition of our operating and reportable segments in order to reflect management’s view of the operating results for each segment during the quarter ended August 31, 2016.  Under our new composition, we made the determination to move a group of businesses serving the industrial flooring, concrete repair and specialty waterproofing markets out of our specialty reportable segment into our Performance Coatings Group operating segment, which better aligns with our management structure and reports through our industrial reportable segment. For the fiscal year ended May 31, 2016, this group of businesses represented less than 1% of our consolidated net sales, income before income taxes and identifiable assets.  Further, the impact of the change on net sales and income before income taxes for our industrial and specialty reportable segments for the three and six months ended November 30, 2016 was less than 10%.  Information for all periods presented has been recast to reflect this change.

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

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2016	2015	2016	2015
	(In thousands)
Net Sales
Industrial Segment	$633,429	$623,305	$1,309,269	$1,300,413
Specialty Segment	183,567	173,625	359,903	343,486
Consumer Segment	373,774	359,054	773,661	754,611
Consolidated	$1,190,770	$1,155,984	$2,442,833	$2,398,510
Income Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$50,291	$64,008	$139,557	$148,476
Interest (Expense), Net (b)	(1,906)	(1,558)	(3,743)	(3,081)
EBIT (c)	$52,197	$65,566	$143,300	$151,557
Specialty Segment
Income Before Income Taxes (a)	$31,160	$28,278	$61,664	$54,767
Interest Income, Net (b)	137	222	290	442
EBIT (c)	$31,023	$28,056	$61,374	$54,325
Consumer Segment
(Loss) Income Before Income Taxes (a)	$(140,575)	$65,429	$(70,487)	$131,552
Interest Income (Expense), Net (b)	(19)	42	(22)	100
EBIT (c)	$(140,556)	$65,387	$(70,465)	$131,452
Corporate/Other
(Expense) Before Income Taxes (a)	$(47,733)	$(37,454)	$(89,116)	$(72,333)
Interest (Expense), Net (b)	(18,701)	(20,084)	(35,954)	(37,231)
EBIT (c)	$(29,032)	$(17,370)	$(53,162)	$(35,102)
Consolidated
(Loss) Income Before Income Taxes (a)	$(106,857)	$120,261	$41,618	$262,462
Interest (Expense), Net (b)	(20,489)	(21,378)	(39,429)	(39,770)
EBIT (c)	$(86,368)	$141,639	$81,047	$302,232

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles ("GAAP") in the U.S., to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2016

Net Sales  Consolidated net sales of $1,190.8 million for the second quarter of fiscal 2017 grew by approximately 3.0% from net sales of $1,156.0 million for last year’s second quarter. Organic sales, which include the impact of price and volume, improved 3.8%, while acquisitions added 1.7%.  Subsequent to the end of the current quarter, we announced four additional acquisitions, which we expect will add approximately $160.0 million in annual sales.  Consolidated net sales for the quarter were offset by an unfavorable foreign exchange impact of 2.5%, which includes the impact of the devaluation of the British Pound.  The United Kingdom’s vote to leave the European Union (“Brexit”) is adding to global economic uncertainty.

Industrial segment net sales for the current quarter grew by 1.6% to $633.4 million, from net sales of $623.3 million during the same period a year ago. The improvement was primarily due to organic growth in net sales of 2.2%.  Organic growth improved during the quarter due to improved performance by certain European businesses in local currencies, especially certain U.K. based operations.  During the current quarter, our North American-based industrial companies experienced continuing growth in businesses serving the commercial construction market.  Sales of industrial coatings continued to decline due to weakness in energy markets.  Recent acquisitions contributed 2.2% to net sales during the current quarter.  Unfavorable foreign exchange impacted net sales by 2.8% during the current quarter.

Specialty segment net sales for the quarter grew by 5.7% to $183.6 million, primarily due to organic growth in net sales, which provided 5.2%, and from acquisition growth of 2.5%.  During the current quarter, our restoration services equipment business experienced an increase in sales versus the prior year as a result of severe weather.  Foreign currency negatively impacted specialty segment net sales for the quarter by 2.0%.

Consumer segment net sales for the quarter grew by 4.1% to $373.8 million, from $359.1 million during last year’s second quarter, due to organic growth in net sales of 5.8% and acquisition growth of 0.6%.  While our core consumer businesses of small project paints, primers and patch and repair products met current quarter expectations and were ahead of the prior year performance by approximately 6.4%, our nail enamel product line results were below prior year second quarter results.  Additionally, growth in our DAP business early in the quarter was constrained by certain operational challenges, which we have since addressed with capital investments. The market conditions in the consumer segment continue to be favorable in the U.S. Unfavorable foreign currency impacted net sales in the consumer segment by 2.3% during the current quarter versus the same period a year ago.  In local currencies, our Canadian and European consumer businesses were up sharply over the comparable prior year period.

Gross Profit Margin  Our consolidated gross profit margin improved to 43.8% of net sales for the second quarter of fiscal 2017 from a consolidated gross profit margin of 42.7% for the comparable period a year ago, reflecting an approximate impact of 1.1% from more favorable manufacturing costs and supply chain improvements during the current quarter versus the same period last year.

Selling, General and Administrative Expenses (“SG&A”)  Our consolidated SG&A expense increased by approximately $66.9 million during the current period versus the last year, and increased to 35.2% of net sales from 30.5% of net sales for the prior year quarter.  Subsequent to the end of the current quarter, we made the decision to exit the Flowcrete polymer flooring business located in the Middle East.  In connection with the decision to exit that business, we determined it was appropriate to perform an additional review of the collectability of accounts receivable, and accordingly, we incurred a loss of $11.4 million for increased bad debt reserves.  As disclosed in Note 16, “Subsequent Events,” we are also in the process of establishing a restructuring plan which includes the closure of a European facility and severance charge for certain personnel, and expect to record the related charges during our third fiscal quarter ending February 28, 2017.  We continue to assess unprofitable facilities and businesses and could incur additional charges in the future.  During the current quarter, there was also higher compensation and employee benefits expense, as well as higher acquisition costs relating to recently announced acquisitions, outside professional fees and increased investments in advertising and promotional activities, while the prior year was favorably impacted by $14.5 million for the Kirker earnout reversal. Warranty expense for the quarter ended November 30, 2016 increased by approximately $2.4 million from the amount recorded during the comparable prior year period, and it is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A was approximately $21.7 million higher for the second quarter of fiscal 2017 versus the comparable prior year period, and increased as a percentage of net sales, as well.  As previously discussed, in connection with the decision to exit the Flowcrete Middle East business, during the current quarter we incurred a loss of $11.4 million for increased bad debt reserves.  Additionally, during the current quarter there was higher warranty expense as well as higher bad debt provisions outside of the Middle East versus the same period a year ago.

Our specialty segment SG&A was approximately $4.4 million higher during the second quarter of fiscal 2017 versus the comparable prior year period, and was higher as a percentage of net sales, reflecting slightly higher employee compensation expense versus the comparable prior year period.

Our consumer segment SG&A increased by approximately $29.2 million during the second quarter of fiscal 2017 versus the same period last year, and was higher as a percentage of net sales, reflecting increased investments in brand marketing and promotions, as well as higher distribution and compensation expense.  During the prior year period, the consumer segment was impacted by the favorable Kirker earnout reversal for $14.5 million.

SG&A expenses in our corporate/other category of $29.0 million during the second quarter of fiscal 2017 increased by $11.6 million from $17.4 million recorded during last year’s second quarter, resulting primarily from higher employee compensation and benefits expense, including healthcare and pension expense, and higher professional services costs, some of which is associated with recently announced acquisitions.

We recorded total net periodic pension and postretirement benefit costs of $14.7 million and $12.0 million for the second quarter of fiscal 2017 and 2016, respectively. The $2.7 million increase in pension expense resulted from higher service and interest cost of $1.0 million during the second quarter of fiscal 2017 versus the comparable prior year period.  Additionally, there was an unfavorable impact of approximately $1.4 million resulting from larger actuarial losses recognized during the current quarter versus last year’s second quarter.  Lastly, during the current quarter, the expected return on plan assets was approximately $0.3 million lower than during last year’s second quarter.  The current year increases in pension and postretirement benefit cost reflect the impact of our assumptions used to determine net cost. The rate of expected return on plan assets and the effective discount rate applicable to service cost assumptions both decreased from fiscal 2016 to fiscal 2017. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Goodwill and Other Intangible Asset Impairments  As described in Note 3, “Goodwill and Other Intangible Assets,” to the consolidated financial statements, we recorded preliminary impairment charges related to a reduction of the carrying value of goodwill and other intangible assets totaling $188.3 million during the current quarter ended November 30, 2016.  For additional information, refer to Note 3 to the consolidated financial statements and the Critical Accounting Policies discussed herein.

Interest Expense  Interest expense was $22.9 million for the second quarter of fiscal 2017 versus $22.5 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s second quarter by approximately $0.5 million versus the same period a year ago.  Excluding acquisition-related borrowings, lower average borrowings year-over-year decreased interest expense by approximately $0.9 million. Higher interest rates, which averaged 4.21% overall for the second quarter of fiscal 2017 compared with 4.16% for the same period of fiscal 2016, increased interest expense by approximately $0.8 million during the current quarter versus the same period last year.

Investment (Income), Net  Net investment income of approximately $2.4 million for the second quarter of fiscal 2017 compares to net investment income of $1.1 million during the same period last year.  Dividend and interest income totaled $1.5 million and $1.6 million for the second quarter of fiscal 2017 and 2016, respectively.  Net realized gains on the sales of investments totaled $1.1 million during the second quarter of fiscal 2017, while those gains were $2.0 million during the same period a year ago.  Impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.2 million and $2.5 million during the second quarter of fiscal 2017 and 2016, respectively.

Other Expense (Income), Net  Other expense of $0.3 million for the second quarter of fiscal 2017 compared with other income of $0.3 million for the same period a year ago.  Other expense (income), net includes net royalty expense of approximately $0.6 million for the second quarter of fiscal 2017, while prior period net royalty expense was $0.2 million.  Also included in this balance is our equity in earnings of unconsolidated affiliates totaling approximately $0.3 million and $0.5 million for the second quarter of fiscal 2017 and 2016, respectively.

(Loss)Income Before Income Taxes (“IBT”)  Our consolidated pretax loss for the second quarter of fiscal 2017 of $106.9 million compares with pretax income of $120.3 million for the same period a year ago.

Our industrial segment had pretax income of $50.3 million, or 7.9% of net sales, for the quarter ended November 30, 2016, versus pretax income of $64.0 million, or 10.3% of net sales, for the same period a year ago. Our industrial segment results reflect the impact of additional costs incurred relating to the decision to exit a flooring business in the Middle East. Our specialty segment had pretax income of $31.2 million, or 17.0% of net sales, for the quarter ended November 30, 2016, versus pretax income of $28.3 million, or 16.3% of net sales, for the same period a year ago.  Our consumer segment loss before tax approximated $140.6 million for the second quarter of fiscal 2017, versus the prior year second quarter IBT of $65.4 million, or 18.2% of net sales.  During the current quarter, our core consumer businesses of small project paints, primers and patch and repair products exceeded last year’s second quarter, however, we recorded preliminary goodwill and other intangible asset impairment charges of $188.3 million relating to this segment’s Kirker nail enamel business.

Income Tax Rate The effective income tax benefit rate was 34.3% for the three months ended November 30, 2016 compared to an effective income tax expense rate of 30.0% for the three months ended November 30, 2015.  The increase in the current quarter benefit rate as compared to the prior quarter expense rate is primarily due to a discrete benefit recorded in the current quarter related to the realization of foreign tax credit attributes.

Net (Loss) Income  Net loss of $70.3 million for the quarter ended November 30, 2016 compares to net income of $84.1 million for the comparable prior year period.  During each quarter presented, we had net income attributable to noncontrolling interests of $0.7 million.  Net loss attributable to RPM International Inc. stockholders for the second quarter of fiscal 2017 was $70.9 million, or 6.0% of consolidated net sales, which compared to net income of $83.4 million, or 7.2% of consolidated net sales for the comparable prior year period.

Diluted loss per share of common stock for the quarter ended November 30, 2016 of $0.54 compares with diluted earnings per share of common stock of $0.62 for the quarter ended November 30, 2015.

Six months ended November 30, 2016

Net Sales  Consolidated net sales of $2,442.8 million for the first half of fiscal 2017 grew by approximately 1.8% from net sales of $2,398.5 million for last year’s first half. Organic sales improved 2.6%, while acquisitions added 1.5%.  Consolidated net sales for the first half were offset by an unfavorable foreign exchange impact of 2.3%, which includes the impact of the devaluation of the British Pound.

Industrial segment net sales grew, by 0.7% to $1,309.3 million for this year’s first half versus net sales of $1,300.4 million during the same period a year ago. This impact was primarily the result of organic growth in net sales of 1.7%.  Recent acquisitions contributed 1.6% to net sales during this year’s first half.  Unfavorable foreign exchange impacted net sales by 2.6% during this year’s first half.

Specialty segment net sales for the first half grew by 4.8% to $359.9 million, primarily due to organic growth of 3.9% and acquisition growth of 2.8%.  Foreign currency negatively impacted specialty segment net sales for the first half by 1.9%.

Consumer segment net sales for the first half grew by 2.5% to $773.6 million, from $754.6 million during last year’s first half, due to organic growth in net sales of 3.7% and acquisition growth of 0.8%.  Unfavorable foreign currency impacted net sales in the consumer segment by 2.0% during this year’s first half versus the same period a year ago.

Gross Profit Margin  Our consolidated gross profit margin improved to 44.0% of net sales for the first half of fiscal 2017 from a consolidated gross profit margin of 42.8% for the comparable period a year ago, reflecting an approximate impact of 0.5% from price increases recently implemented, particularly in certain international markets where margins had been unfavorably impacted by the strengthening U.S. dollar.  The remainder of the improvement resulted from more favorable manufacturing costs during this year’s first half versus the same period last year.

SG&A  Our consolidated SG&A expense increased by approximately $78.1 million during the current period versus the last year, and increased to 32.9% of net sales from 30.2% of net sales for the prior year period.  Subsequent to the end of the current quarter, we made the decision to exit the Flowcrete polymer flooring business located in the Middle East.  In connection with the decision to exit that business, we determined it was appropriate to perform an additional review of the collectability of accounts receivable, and accordingly, we incurred a loss of $11.4 million for increased bad debt reserves. During this year’s first half, there was higher compensation and employee benefits expense, as well as higher professional services and advertising expense.  Partially offsetting those increased expenses was the impact of approximately $5.6 million from favorable transactional foreign exchange during this year’s first half versus last year’s first half.  Warranty expense for the first half ended November 30, 2016 increased by approximately $3.7 million from the amount recorded during the comparable prior year period, and it is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A increased by approximately $21.7 million for the first half of fiscal 2017 versus the comparable prior year period, and increased as a percentage of net sales, as well.  Subsequent to the end of the current quarter, we made the decision to exit the Flowcrete polymer flooring business located in the Middle East.  In connection with the decision to exit that business, we determined it was appropriate to perform an additional review of the collectability of accounts receivable, and accordingly, we incurred a loss of $11.4 million for increased bad debt reserves. Additionally, during the current year period, there were increases in compensation and warranty expense.

Our specialty segment SG&A was approximately $5.3 million higher during the first half of fiscal 2017 versus the comparable prior year period, and was slightly higher as a percentage of net sales, reflecting higher employee compensation and benefits expense versus the comparable prior year period, partially offset by a favorable impact from translational foreign exchange.

Our consumer segment SG&A increased by approximately $33.1 million during the first half of fiscal 2017 versus the same period last year, and was higher as a percentage of net sales, reflecting higher advertising and promotional expenses.  Additionally, during the current year period, there was higher compensation and employee benefits expense, as well as increased professional services expense versus the comparable prior year period.

SG&A expenses in our corporate/other category of $53.2 million during the first half of fiscal 2017 increased by $18.1 million from $35.1 million recorded during last year’s first half, resulting from higher pension expense, employee compensation, benefits and acquisition costs incurred during this year’s first half versus the same period last year.

We recorded total net periodic pension and postretirement benefit costs of $29.4 million and $24.0 million for the first half of fiscal 2017 and 2016, respectively. The $5.4 million increase in pension expense resulted from higher service and interest cost of $2.0 million during the first half of fiscal 2017 versus the comparable prior year period.  Additionally, there was an unfavorable impact of approximately $2.8 million resulting from larger actuarial losses recognized during this year’s first half versus last year’s first half.  Lastly, during this year’s first half, the expected return on plan assets was approximately $0.6 million lower than during last year’s first half.  We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Goodwill and Other Intangible Asset Impairments  As described in Note 3, “Goodwill and Other Intangible Assets,” to the consolidated financial statements, we recorded preliminary impairment charges related to a reduction of the carrying value of goodwill and other intangible assets totaling $188.3 million during the current quarter ended November 30, 2016.  For additional information, refer to Note 3 to the consolidated financial statements and the Critical Accounting Policies discussed herein.

Interest Expense  Interest expense was $45.7 million for the first half of fiscal 2017 versus $44.9 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first half by approximately $0.9 million versus the same period a year ago.  Excluding acquisition-related borrowings, lower average borrowings year-over-year decreased interest expense by approximately $1.8 million. Higher interest rates, which averaged 4.20% overall for the first half of fiscal 2017 compared with 4.13% for the same period of fiscal 2016, increased interest expense by approximately $1.7 million during this year’s first half versus the same period last year.

Investment (Income), Net  Net investment income of approximately $6.3 million for the first half of fiscal 2017 compares to net investment income of $5.2 million during the same period last year.  Dividend and interest income totaled $3.0 million and $3.3 million for the first half of fiscal 2017 and 2016, respectively.  Net realized gains on the sales of investments totaled $3.7 million during the first half of fiscal 2017, while those gains were $4.4 million during the same period a year ago.  Impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.4 million and $2.5 million during the first half of fiscal 2017 and 2016, respectively.

Other Expense (Income), Net  Other expense of $0.8 million for the first half of fiscal 2017 compared with other income of $0.8 million for the same period a year ago.  Other expense (income), net includes net royalty expense of approximately $1.3 million for the first half of fiscal 2017, while prior period net royalty expense was $0.2 million.  Also included in this balance is our equity in earnings of unconsolidated affiliates totaling approximately $0.5 million and $1.0 million for the first half of fiscal 2017 and 2016, respectively.

IBT  Our consolidated pretax income for the first half of fiscal 2017 of $41.6 million compares with $262.5 million for the same period a year ago.

Our industrial segment had pretax income of $139.6 million, or 10.7% of net sales, for the first half ended November 30, 2016, versus pretax income of $148.5 million, or 11.4% of net sales, for the same period a year ago. Our specialty segment had pretax income of $61.7 million, or 17.1% of net sales, for the first half ended November 30, 2016, versus pretax income of $54.8 million, or 15.9% of net sales, for the same period a year ago.  Our consumer segment pretax loss of $70.5 million for the first half of fiscal 2017 compares to the prior year first half result of $131.6 million, primarily as a result of current period preliminary goodwill and other intangible asset impairment charges totaling $188.3 million, as discussed previously.

Income Tax Rate The effective income tax benefit rate was 3.7% for the six months ended November 30, 2016 compared to an effective income tax expense rate of 29.7% for the six months ended November 30, 2015.  The decrease in the effective income tax rate is primarily due to a discrete benefit related to the realization of foreign tax credit attributes and the discrete benefit resulting from our adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” during the first quarter of fiscal 2017.  Please see Note 2, “New Accounting Pronouncements,” for additional discussion regarding our adoption of the standard.  The effective tax rate impact of those favorable discrete items, as compared to the prior year period, is magnified by the lower level of pretax income.

Net Income  Net income of $43.1 million for the six months ended November 30, 2016 compares to net income of $184.5 million for the comparable prior year period.  During each period presented, we had net income attributable to noncontrolling interests of $1.3 million.  Net income attributable to RPM International Inc. stockholders for the first half of fiscal 2017 was $41.8 million, or 1.7% of consolidated net sales, which compared to net income of $183.2 million, or 7.6% of consolidated net sales for the comparable prior year period.

Diluted earnings per share of common stock for the six months ended November 30, 2016 of $0.32 compares with diluted earnings per share of common stock of $1.36 for the six months ended November 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $158.7 million of cash was provided by operating activities during the second quarter of fiscal 2017, compared with $167.1 million of cash provided operating activities during the same period last year.

The net change in cash from operations includes the change in net income, which decreased by $141.4 million during the first half of fiscal 2017 versus the same period during fiscal 2016.  The current six month net income included the preliminary Kirker goodwill and other intangible asset impairment charges of $188.3 million ($129.2 million after tax), as well as $12.3 million in charges related to the decision to exit the Flowcrete Middle East polymer flooring business. Changes in working capital accounts and all other accruals used approximately $13.9 million more cash flow during the first half of 2017 versus the same period last year.

The change in accounts receivable during the first half of fiscal 2017 provided approximately $6.5 million less cash than during the same period a year ago.  Days sales outstanding (“DSO”) at November 30, 2016 decreased to 59.5 days from 60.1 days sales outstanding at November 30, 2015.  During the quarter ended November 30, 2016, we increased our bad debt reserve by approximately $11.4 million in relation to the decision to exit the Flowcrete polymer flooring business in the Middle East, which had the effect of reducing our DSO in the current period versus the same period last year.

During the first half of fiscal 2017, we spent approximately $31.8 million more cash for inventory purchases compared to our spending during the same period a year ago.  This resulted from the combination of timing of purchases by retail customers, the building of additional inventory to service customers’ needs and also geographic expansion. Days of inventory outstanding at November 30, 2016 increased to 102.5 days from 96.6 days of inventory outstanding at November 30, 2015.

The change in accounts payable during the first half of fiscal 2017 used cash of $69.5 million versus $105.8 million of cash used during the same period a year ago, or approximately $36.3 million less cash than fiscal 2016, resulting principally from the timing of certain payments.  Accrued compensation and benefits used approximately $10.0 million more cash during the first half of fiscal 2017 versus fiscal 2016, due to higher bonus accruals made during fiscal 2017 versus fiscal 2016.  Other accruals and prepaids, including those for other short-term and long-term items and changes in accrued loss reserves, used $6.4 million more cash during fiscal 2017 versus fiscal 2016, primarily from the timing of pension plan contributions and upfront funds used for long-term customer contracts.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. During the first half of fiscal 2017, we paid $65.2 million for acquisitions, net of cash acquired, and subsequent to the end of the current quarter, we announced that we will spend approximately $180.0 million more for four additional acquisitions. Capital expenditures of $48.0 million during the first half of fiscal 2017 compare with depreciation of $35.6 million. We are in the process of expanding our current production capacity in our consumer segment, specifically with regard to our DAP operating segment, to meet our needs based on anticipated growth rates. Besides those capacity additions, we are increasing our capital spending in fiscal 2017 in an effort to more aggressively invest in our internal growth initiatives, especially in overseas markets.  We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand throughout fiscal 2017 and into fiscal 2018 and beyond.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At

November 30, 2016, the fair value of our investments in marketable securities totaled $153.5 million, of which investments with a fair value of $99.3 million were in an unrealized loss position.  At May 31, 2016, the fair value of our investments in marketable securities totaled $147.0 million, of which investments with a fair value of $89.4 million were in an unrealized loss position.  The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. Total pretax unrealized losses recorded in accumulated other comprehensive income at November 30, 2016 and May 31, 2016 were $8.1 million and $10.2 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at November 30, 2016 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at November 30, 2016 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of November 30, 2016, approximately $189.2 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries.  Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions.  Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements.  Refer to Note 8, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $956.1 million at November 30, 2016. Our debt-to-capital ratio was 56.1% at November 30, 2016, compared with 54.4% at May 31, 2016.

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

As of November 30, 2016, we were in compliance with all financial covenants contained in our New Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 54.8%, while our interest coverage ratio was 9.5 to 1. Our available liquidity under our New Revolving Credit Facility stood at $600.2 million at November 30, 2016.

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

As previously reported, during fiscal 2015, a plan of reorganization was confirmed (the “Bankruptcy Plan”) and, effective as of December 23, 2014,  Bondex, SPHC, Republic and NMBFiL emerged from bankruptcy.  Accordingly, trusts were established under Section 524(g) of the United States Bankruptcy Code (together, the “Trust”) and were funded with first installments.  Borrowings under our New Revolving Credit Facility were used to fund the initial trust payment of $450 million, which is classified as long-term debt in our Consolidated Balance Sheets.  The Trust was funded with $450 million in cash and a promissory note, bearing no interest and maturing on or before December 23, 2018 (the “Bankruptcy Note”). The net present value of the Bankruptcy Note, or $338.5 million, is classified as other long-term liabilities for $236.1 million and other accrued liabilities for $102.4 million, in our consolidated financial statements at November 30, 2016.  A portion of the payments due under the Bankruptcy Note is secured by a right to the equity of SPHC, Republic and Bondex.  The Bankruptcy Plan, and Bankruptcy Note, provide for the following additional contributions to the Trust:

•

On or before December 23, 2016, an additional $102.5 million in cash, RPM stock or a combination thereof (at our discretion in this and all subsequent cases) will be deposited into the Trust (and on December 23, 2016, $102.5 million was deposited into the Trust);

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

As of November 30, 2016, there was no outstanding balance under the AR Program, which compares with the maximum availability on that date of $150.0 million.  The interest rate under the Purchase Agreement is based on the Alternate Base Rate, LIBOR Market Index Rate, one-month LIBOR or LIBOR for a specified tranche period, as selected by us, plus in each case, a margin of 0.70%. In addition, we are obligated to pay a monthly unused commitment fee based on the daily amount of unused commitments under the Agreement, which fee ranges from 0.30% to 0.50% based on usage.  The AR Program contains various customary affirmative and negative covenants and also contains customary default and termination provisions.

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

The Convertible Notes will be convertible under certain circumstances and during certain periods at an initial conversion rate of 18.8905 shares of RPM common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $52.94 per share of common stock), subject to adjustment in certain circumstances.  In July 2016, we declared a dividend in excess of $0.24 per share, and consequently, the adjusted conversion rate at November 30, 2016 was 19.00528.  The initial conversion price represents a conversion premium of approximately 37% over the last reported sale price of RPM common stock of $38.64 on December 3, 2013.  Prior to June 15, 2020, the Convertible Notes may be converted only upon specified events, and, thereafter, at any time.  Upon conversion, the Convertible Notes may be settled, at RPM’s election, in cash, shares of RPM’s common stock, or a combination of cash and shares of RPM’s common stock.

We account for the liability and equity components of the Convertible Notes separately, and in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 3.92%.  Contractual interest was $1.2 million and amortization of the debt discount was $0.7 million for the second quarter of fiscal 2017 and 2016.  Contractual interest was $2.3 million and amortization of the debt discount was $1.4 million for the first half of fiscal 2017 and 2016.  At November 30, 2016, the remaining period over which the debt discount will be amortized was 4.0 years, the unamortized debt discount was $12.6 million, and the carrying amount of the equity component was $20.7 million.

The following table summarizes our financial obligations and their expected maturities at November 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

	Total Contractual	Payments Due In
	Payment Stream	2017	2018-19	2020-21	After 2021
	(In thousands)
Long-term debt obligations (1)	$1,648,458	$3,880	$704,287	$391,755	$548,536
Capital lease obligations	1,177	217	402	205	353
Operating lease obligations	199,866	49,503	63,965	32,568	53,830
Other long-term liabilities (2):
Interest payments on long-term debt obligations	570,958	52,944	127,550	66,501	323,963
Promissory note payments on 524(g) Trust	347,500	102,500	245,000
Contributions to pension and postretirement plans (3)	422,400	61,100	78,900	90,700	191,700
Total	$3,190,359	$270,144	$1,220,104	$581,729	$1,118,382

(1)	Long-term debt obligations do not reflect previously paid deferred debt issuance costs, which are presented as deductions to long-term debt in our Consolidated Balance Sheets.
(2)

Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $16.1 million at November 30, 2016. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.

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

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2016 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Environmental Proceedings

As previously disclosed, following an audit of Rust-Oleum Corporation’s Annual Quantity and Emissions Reports, the State of California’s South Coast Air Quality Management District (the “AQMD”) issued a Notice of Violation to Rust-Oleum alleging violations of AQMD’s Rule 314 (relating to fees for architectural coatings) and Rule 1113 (relating to limits on volatile organic compound content in architectural coatings).  Rust-Oleum estimates that it may be subject to excess emission fees, civil penalties and AQMD’s costs in the range of approximately $100,000 to $200,000 in the aggregate, and anticipates that all or a portion of such payments may be offset by a credit for excess amounts that Rust-Oleum has previously paid to AQMD.

As previously disclosed, the U.S. Environmental Protection Agency issued a Notice of Violation to Rust-Oleum Corporation alleging three violations of regulations/permits issued under the Clean Air Act.  With respect to this Notice of Violation, Rust-Oleum estimates that it may be subject to a penalty in the range of $150,000 to $181,000.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the second quarter of fiscal 2017:

Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
September 1, 2016 through September 30, 2016	-	$-	-	-
October 1, 2016 through October 31, 2016	52,205	$49.00	-	-
November 1, 2016 through November 30, 2016	-	$-	-	-
Total - Second Quarter	52,205	$49.00	-	-

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

Dated: January 9, 2017