Form 10-Q
period 2017-02-28
RPM INTERNATIONAL INC/DE/
filed 2017-04-06
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017,

or

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

As of April 3, 2017 133,573,447 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	February 28, 2017	May 31, 2016
Assets
Current Assets
Cash and cash equivalents	$210,796	$265,152
Trade accounts receivable (less allowances of
$41,357 and $24,600, respectively)	788,275	963,092
Inventories	856,461	685,818
Prepaid expenses and other current assets	224,347	221,286
Total current assets	2,079,879	2,135,348
Property, Plant and Equipment, at Cost	1,433,413	1,344,830
Allowance for depreciation	(731,279)	(715,377)
Property, plant and equipment, net	702,134	629,453
Other Assets
Goodwill	1,133,013	1,219,630
Other intangible assets, net of amortization	579,237	575,401
Deferred income taxes	25,872	19,771
Other	212,084	185,366
Total other assets	1,950,206	2,000,168
Total Assets	$4,732,219	$4,764,969
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$417,730	$500,506
Current portion of long-term debt	383,980	4,713
Accrued compensation and benefits	133,588	183,768
Accrued losses	37,123	35,290
Other accrued liabilities	258,102	277,914
Total current liabilities	1,230,523	1,002,191
Long-Term Liabilities
Long-term debt, less current maturities	1,597,553	1,635,260
Other long-term liabilities	569,859	702,979
Deferred income taxes	48,557	49,791
Total long-term liabilities	2,215,969	2,388,030
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	-	-
Common stock, par value $0.01; authorized 300,000 shares; issued 141,220 and outstanding 133,583 as of February 28, 2017; issued 140,195 and outstanding 132,944 as of May 31, 2016	1,336	1,329
Paid-in capital	946,955	921,956
Treasury stock, at cost	(216,366)	(196,274)
Accumulated other comprehensive (loss)	(533,165)	(502,047)
Retained earnings	1,084,462	1,147,371
Total RPM International Inc. stockholders' equity	1,283,222	1,372,335
Noncontrolling Interest	2,505	2,413
Total equity	1,285,727	1,374,748
Total Liabilities and Stockholders' Equity	$4,732,219	$4,764,969

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Net Sales	$1,022,496	$988,555	$3,465,329	$3,387,065
Cost of Sales	593,923	575,593	1,963,033	1,947,211
Gross Profit	428,573	412,962	1,502,296	1,439,854
Selling, General and Administrative Expenses	386,032	370,913	1,189,611	1,096,361
Goodwill and Other Intangible Asset Impairments	4,900		193,198
Interest Expense	23,769	23,140	69,452	68,078
Investment (Income), Net	(3,627)	(2,909)	(9,881)	(8,077)
Other Expense (Income), Net	502	(88)	1,301	(876)
Income Before Income Taxes	16,997	21,906	58,615	284,368
Provision for Income Taxes	4,313	2,613	2,793	80,564
Net Income	12,684	19,293	55,822	203,804
Less: Net Income Attributable to Noncontrolling Interests	756	711	2,051	1,974
Net Income Attributable to RPM International Inc. Stockholders	$11,928	$18,582	$53,771	$201,830
Average Number of Shares of Common Stock Outstanding:
Basic	130,677	129,068	130,657	129,506
Diluted	130,677	129,068	130,657	136,848
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.09	$0.14	$0.41	$1.53
Diluted	$0.09	$0.14	$0.41	$1.50
Cash Dividends Declared per Share of Common Stock	$0.300	$0.275	$0.875	$0.810

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Net Income	$12,684	$19,293	$55,822	$203,804
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	16,576	(16,214)	(46,919)	(100,634)
Pension and other postretirement benefit liability adjustments (net of tax of $1,863; $1,827; $6,626; $5,645, respectively)	3,222	3,264	12,516	11,064
Unrealized gain (loss) on securities (net of tax of $1,192; $(3,376); $1,968; $(5,971), respectively)	2,577	(7,334)	3,286	(14,049)
Total other comprehensive income (loss)	22,375	(20,284)	(31,117)	(103,619)
Total Comprehensive Income (Loss)	35,059	(991)	24,705	100,185
Less: Comprehensive Income Attributable to Noncontrolling Interests	756	711	2,051	1,974
Comprehensive Income (Loss) Attributable to RPM International Inc. Stockholders	$34,303	$(1,702)	$22,654	$98,211

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	February 28,	February 29,
	2017	2016
Cash Flows From Operating Activities:
Net income	$55,822	$203,804
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	53,343	49,980
Amortization	33,497	33,151
Goodwill and other intangible asset impairments	193,198	-
Reversal of contingent earnout obligations	-	(14,500)
Deferred income taxes	(26,996)	(18,556)
Stock-based compensation expense	25,005	23,000
Other non-cash interest expense	7,149	7,305
Realized (gains) on sales of marketable securities	(5,338)	(5,438)
Other	136	1,994
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	190,423	179,003
(Increase) in inventory	(143,409)	(81,837)
(Increase) in prepaid expenses and other current and long-term assets	(26,698)	(13,347)
(Decrease) in accounts payable	(95,727)	(133,841)
(Decrease) in accrued compensation and benefits	(50,425)	(35,202)
Increase in accrued losses	2,247	5,948
(Decrease) increase in other accrued liabilities	(35,135)	4,696
Other	(3,613)	17,659
Cash Provided By Operating Activities	173,479	223,819
Cash Flows From Investing Activities:
Capital expenditures	(80,110)	(54,819)
Acquisition of businesses, net of cash acquired	(246,874)	(28,926)
Purchase of marketable securities	(36,418)	(21,981)
Proceeds from sales of marketable securities	36,696	18,722
Other	1,493	7,430
Cash (Used For) Investing Activities	(325,213)	(79,574)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	422,521	116,578
Reductions of long-term and short-term debt	(78,654)	(19,419)
Cash dividends	(116,680)	(107,806)
Shares repurchased and returned for taxes	(20,092)	(66,765)
Payments of acquisition-related contingent consideration	(4,206)	(2,006)
Payments to 524(g) trust	(102,500)
Other	(2,009)	(1,239)
Cash Provided By (Used For) Financing Activities	98,380	(80,657)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,002)	(17,587)
Net Change in Cash and Cash Equivalents	(54,356)	46,001
Cash and Cash Equivalents at Beginning of Period	265,152	174,711
Cash and Cash Equivalents at End of Period	$210,796	$220,712

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and nine month periods ended February 28, 2017 and February 29, 2016.  For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2016.

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

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. See Note 2, “New Accounting Pronouncements,” below for discussion relating to the reclassification of deferred debt issuance costs.  Also, see Note 15, “Segment Information,” for discussion surrounding the change in composition of operating and reportable segments during fiscal 2017.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which makes a number of changes meant to simplify and improve accounting for share-based payments. The new guidance includes amendments to share-based accounting for income taxes, the related classification in the statement of cash flows and share award forfeiture accounting. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those reporting periods. Early adoption is permitted. We elected to early adopt ASU 2016-09 in the first quarter of fiscal 2017.  The primary impact of our adoption was the recognition of excess tax benefits related to equity compensation in our provision for income taxes rather than paid-in capital, which is a change required to be applied on a prospective basis in accordance with the new guidance. Accordingly, we recorded discrete income tax benefits in the consolidated statements of income of $0.2 million and $11.5 million during the three and nine months ended February 28, 2017, respectively, for excess tax benefits related to equity compensation. The corresponding cash flows are reflected in cash provided by operating activities instead of financing activities, as was previously required.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (disposals) of assets or of businesses. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently reviewing the impact this revised guidance will have on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” to eliminate Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. The guidance is effective for fiscal years beginning after December 15, 2019. Early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  We are currently reviewing the impact this guidance will have on our Consolidated Financial Statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reportable segment, for the nine months ended February 28, 2017 follows:

	Industrial	Specialty	Consumer
(In thousands)	Segment	Segment	Segment	Total
Balance as of June 1, 2016	$475,355	$171,768	$572,507	$1,219,630
Acquisitions	39,366	3,376	30,080	72,822
Impairment			(140,456)	(140,456)
Translation adjustments	(4,700)	(1,663)	(12,620)	(18,983)
Balance as of February 28, 2017	$510,021	$173,481	$449,511	$1,133,013

The gross amount of accumulated impairment losses at June 1, 2016 totaled $14.9 million, all of which was recorded during the fiscal year ended May 31, 2009 by our industrial reportable segment. For the nine months ended February 28, 2017, we recognized $140.5 million of preliminary goodwill impairment losses, which was recorded by our consumer reportable segment.  At February 28, 2017, accumulated impairment losses totaled $155.4 million.

Other intangible assets as of February 28, 2017 consist of the following major classes:

	February 28, 2017
	Gross Carrying	Accumulated	Impairment	Net Carrying
(In thousands)	Amount	Amortization	Charge	Amount
Amortized intangible assets
Formulae	$230,184	$(126,707)	$(15,332)	$88,145
Customer-related intangibles	367,024	(115,255)	(30,115)	221,654
Trademarks/names	41,948	(14,567)		27,381
Other	37,269	(20,424)	(198)	16,647
Total Amortized Intangibles	676,425	(276,953)	(45,645)	353,827
Indefinite-lived intangible assets
Trademarks/names	232,945		(7,535)	225,410
Total Other Intangible Assets	$909,370	$(276,953)	$(53,180)	$579,237

The gross amount of other intangible asset accumulated impairment losses at June 1, 2016 totaled $0.6 million, all of which was recorded during the fiscal year ended May 31, 2009 by our industrial reportable segment.  For the three and nine months ended February 28, 2017, we recorded preliminary other intangible asset impairment losses of approximately $4.9 million and $52.6 million, respectively, all of which was recorded by our consumer reportable segment.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our goodwill impairment assessment included estimating the fair value of our Kirker reporting unit and comparing it with its carrying amount at November 30, 2016.  Since the carrying amount of Kirker exceeded its fair value, additional steps were required to determine and recognize a preliminary impairment loss. Calculating the fair value of a reporting unit requires our significant use of estimates and assumptions, which are generally considered Level 3 inputs based on our review of the fair value hierarchy. We estimated the fair value of our Kirker reporting unit by applying a discounted future cash flow calculation to Kirker’s projected earnings before interest, taxes, depreciation and amortization (“EBITDA”). In applying this methodology, we relied on a number of factors, including actual and forecasted operating results and market data for the nail enamel industry.  Discounted cash flow calculations represent a common measure used to value and buy or sell businesses in our industry.  The discounted cash flow used in the goodwill impairment test for Kirker assumed discrete period revenue growth through fiscal 2021 that was reflective of recent downward revisions to previous expectations for future growth from market opportunities related to contracting with certain retailers to fill nail polish for their respective private label brands as well as downward revisions to growth expectations for the Kirker liquid nail polish business below the expected liquid nail polish growth rates for the markets in which Kirker operates.  In the terminal year we assumed a long-term earnings growth rate of 3.0% that we believe is appropriate given the current industry specific expectations.  As of the valuation date, we utilized a weighted-average cost of capital of 8.0%, which we believe is appropriate as it reflects the relative risk, the time value of money, and is consistent with Kirker’s peer group. After recording the goodwill impairment charge of $140.5 million, no goodwill remained on the Kirker balance sheets as of November 30, 2016 and February 28, 2017.

Our other intangible asset impairment assessment involved estimating the fair value of each of Kirker’s amortizable intangibles and other long-lived assets as well as the indefinite-lived tradename asset and comparing it with its carrying amount. Measuring a potential impairment of amortizable intangibles and other long-lived assets requires the use of various estimates and assumptions, including the determination of which cash flows are directly related to the assets being evaluated, the respective useful lives over which those cash flows will occur and potential residual values, if any.  As the results of our testing indicated that the carrying values of certain of these assets would not be recoverable, as outlined in further detail in the table above, we recorded other intangible asset impairments of approximately $45.7 million during the quarter ended November 30, 2016.

Calculating the fair value of the Kirker indefinite-lived tradename required our significant use of estimates and assumptions. We estimated the fair value of Kirker’s indefinite-live tradename by applying a relief-from-royalty calculation, which included discounted future cash flows related to its projected revenues. In applying this methodology, we relied on a number of factors, including actual and forecasted revenues and market data for the nail enamel industry.  As the carrying amount of the tradename exceeded its fair value, the impairment loss of $2.0 million was recorded during the quarter ended November 30, 2016.

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

For the quarter ended February 28, 2017, we identified certain factors that we considered important in assessing the requirement to perform an interim impairment evaluation for our Restore indefinite tradename asset.  First, sales of our Restore product line during the three month period ended February 28, 2017 were below historical and expected operating results and significant downward adjustments were recently made to sales projections for Restore products. In the quarter ended February 28, 2017, we became aware that it was highly likely that Restore’s largest customer would discontinue sales of the Restore product line in its retail stores, which was evidenced by this customer’s significant reduction in future orders based on its historical order pattern. We determined that this was significant to consider for the purposes of impairment testing, as sales of Restore products to this customer accounted for over 60% of total sales of Restore products for fiscal 2016.  After considering the magnitude of the loss in sales volume from this key customer, we determined that it was necessary to perform an interim assessment for the other intangible assets and indefinite-lived tradename related to the Restore product line.

Our impairment assessment involved estimating the fair value of the indefinite-lived tradename and comparing it with its carrying amount.  Calculating the fair value of the Restore indefinite-lived tradename required our significant use of estimates and assumptions. We estimated the fair value of the Restore indefinite-lived tradename by applying a relief-from-royalty calculation, which included discounted future cash flows related to its projected revenues. In applying this methodology, we relied on a number of factors, including actual and forecasted revenues for sales of the Restore product line.  As the carrying amount of the tradename exceeded its fair value, the preliminary impairment charge of $4.9 million was recorded for the three and nine months ended February 28, 2017.  Additionally, a further assessment of the remaining useful life of the Restore tradename was performed, which resulted in a change in to its remaining economic useful life, from an indefinite-life to a 10-year amortizable life.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We are not able to finalize our other intangible asset impairment assessments until such time as we finalize our fair value determinations, which we expect to complete during our fourth fiscal quarter ending May 31, 2017. At that time, we will record the necessary adjustments, if any, to our preliminary impairment charges recorded in the current quarter.

NOTE 4 – MARKETABLE SECURITIES

The following tables summarize marketable securities held at February 28, 2017 and May 31, 2016 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
February 28, 2017
Equity securities:
Stocks - foreign	$5,700	$231	$(155)	$5,776
Stocks - domestic	30,690	3,054	(975)	32,769
Mutual funds - foreign	35,144	1,001	(1,765)	34,380
Mutual funds - domestic	64,033	1,557	(2,416)	63,174
Total equity securities	135,567	5,843	(5,311)	136,099
Fixed maturity:
U.S. treasury and other government	22,499	76	(283)	22,292
Corporate bonds	715	97	(8)	804
Total fixed maturity securities	23,214	173	(291)	23,096
Total	$158,781	$6,016	$(5,602)	$159,195

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2016
Equity securities:
Stocks - foreign	$5,051	$439	$(247)	$5,243
Stocks - domestic	27,717	3,831	(911)	30,637
Mutual funds - foreign	35,903	802	(4,357)	32,348
Mutual funds - domestic	60,354	99	(4,587)	55,866
Total equity securities	129,025	5,171	(10,102)	124,094
Fixed maturity:
U.S. treasury and other government	21,704	214	(80)	21,838
Corporate bonds	887	137	-	1,024
Total fixed maturity securities	22,591	351	(80)	22,862
Total	$151,616	$5,522	$(10,182)	$146,956

Marketable securities, included in other current and long-term assets totaling $83.9 million and $75.3 million at February 28, 2017, respectively, and included in other current and long-term assets totaling $74.2 million and $72.8 million at May 31, 2016, respectively, are composed of available-for-sale securities and are reported at fair value.  We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

Marketable securities are composed of available-for-sale securities and are reported at fair value. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Changes in the fair values of securities that are considered temporary are recorded as unrealized gains and losses, net of applicable taxes, in accumulated other comprehensive (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in operating income in the period in which the unrealized losses are deemed other than temporary. In order to determine whether other-than-temporary declines in market value have occurred, the duration of the decline in value and our ability to hold the investment are considered in conjunction

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

with an evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value.

Gross gains realized on sales of investments were $1.7 million and $1.1 million for the quarters ended February 28, 2017 and February 29, 2016, respectively.  During the third quarter of fiscal 2017 and 2016, we recognized gross realized losses on sales of investments of $0.1 million and $0.1 million, respectively. During the third quarter of fiscal 2016, we recognized losses of approximately $0.8 million for securities deemed to have other-than-temporary impairments, while such losses were not significant for the current three month period.  These amounts are included in investment (income), net in the Consolidated Statements of Income.

Gross gains realized on sales of investments were $6.4 million and $5.7 million for the first nine months of fiscal 2017 and 2016, respectively.  During the first nine months of fiscal 2017 and 2016, we recognized gross realized losses on sales of investments of $1.1 million and $0.3 million, respectively. During the first nine months of fiscal 2017 and 2016, we recognized losses of approximately $0.4 million and $3.3 million, respectively, for securities deemed to have other-than-temporary impairments.

Summarized below are the securities we held at February 28, 2017 and May 31, 2016 that were in an unrealized loss position and that were included in accumulated other comprehensive (loss), aggregated by the length of time the investments had been in that position:

	February 28, 2017		May 31, 2016
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$94,585	$(5,602)	$89,360	$(10,182)
Unrealized losses with a loss position for less than 12 months	32,564	(1,250)	41,762	(4,856)
Unrealized losses with a loss position for more than 12 months	62,021	(4,352)	47,598	(5,326)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. The unrealized losses generally relate to investments whose fair values at February 28, 2017 were less than 15% below their original cost. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at February 28, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$5,645	$5,622
One year through five years	13,567	13,433
Six years through ten years	2,958	2,912
After ten years	1,044	1,129
	$23,214	$23,096

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at February 28, 2017
U.S. Treasury and other government	$-	$22,292	$-	$22,292
Corporate bonds		804		804
Stocks - foreign	5,776			5,776
Stocks - domestic	32,769			32,769
Cash and cash equivalents	1,425			1,425
Mutual funds - foreign		34,380		34,380
Mutual funds - domestic		63,174		63,174
Foreign currency forward contract		(168)		(168)
Contingent consideration			(14,541)	(14,541)
Total	$39,970	$120,482	$(14,541)	$145,911

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2016
U.S. Treasury and other government	$-	$21,838	$-	$21,838
Corporate bonds		1,024		1,024
Stocks - foreign	5,243			5,243
Stocks - domestic	30,637			30,637
Mutual funds - foreign		32,348		32,348
Mutual funds - domestic		55,866		55,866
Foreign currency forward contract		(159)		(159)
Contingent consideration			(11,771)	(11,771)
Total	$35,880	$110,917	$(11,771)	$135,026

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At February 28, 2017, we had a foreign currency forward contract with a fair value of approximately $0.2 million, which is classified in other current liabilities in our Consolidated Balance Sheets.  At May 31, 2016, we had a foreign currency forward contract with a fair value of approximately $0.2 million, which is classified in other accrued liabilities in our Consolidated Balance Sheets.  Our foreign currency forward contract, which has not been designated as a hedge, was designed to reduce our exposure to the changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows.  The foreign exchange rates included in the forward contract are based upon observable market data, but are not quoted market prices, and therefore, the forward currency forward contract is considered a Level 2 liability on the fair value hierarchy.

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones and the amount of currently estimated purchase price for the finalization of a step-acquisition. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During fiscal 2017, we accrued an additional approximate $6.9 million for contingent payments related to new acquisitions, including the estimated amount for the mandatory purchase of a step-acquisition, and paid approximately $4.2 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current period, and these amounts are reported in payments of acquisition-related contingent consideration in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At February 28, 2017 and May 31, 2016, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of February 28, 2017 and May 31, 2016 are as follows:

	At February 28, 2017
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$210,796	$210,796
Marketable equity securities	136,099	136,099
Marketable debt securities	23,096	23,096
Long-term debt, including current portion	1,981,533	2,158,984

	At May 31, 2016
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$265,152	$265,152
Marketable equity securities	124,094	124,094
Marketable debt securities	22,862	22,862
Long-term debt, including current portion	1,639,973	1,925,079

NOTE 6 - INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2017	2016	2017	2016
Interest (income)	$(1,599)	$(2,019)	$(3,832)	$(4,602)
Net (gain) on sale of marketable securities	(1,640)	(1,020)	(5,338)	(5,438)
Other-than-temporary impairment on securities	17	839	420	3,312
Dividend (income)	(405)	(709)	(1,131)	(1,349)
Investment (income), net	$(3,627)	$(2,909)	$(9,881)	$(8,077)

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 - OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2017	2016	2017	2016
Royalty expense, net	$744	$557	$2,080	$720
(Income) related to unconsolidated equity affiliates	(242)	(645)	(779)	(1,596)
Other expense (income), net	$502	$(88)	$1,301	$(876)

NOTE 8 — INCOME TAXES

The effective income tax rate was 25.4% for the three months ended February 28, 2017 compared to an effective income tax rate of 11.9% for the three months ended February 29, 2016.  The effective income tax rate was 4.8% for the nine months ended February 28, 2017 compared to an effective income tax rate of 28.3% for the nine months ended February 29, 2016.

The effective tax rate for the three and nine months ended February 28, 2017 and February 29, 2016 reflect variances from the 35% federal statutory rate due to the lower effective tax rate of certain of our foreign subsidiaries, the benefit of the domestic manufacturing deduction and the unfavorable impact of state and local taxes.

Additionally, the effective tax rate for the three and nine months ended February 28, 2017 was favorably impacted as a result of our current year early adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” In conjunction with our adoption of the standard, we recorded discrete benefits of $0.2 million and $11.5 million during the three and nine months ended February 28, 2017, respectively, for excess tax benefits related to equity compensation.  Please see Note 2, “New Accounting Pronouncements,” for additional discussion regarding our adoption of the standard.

The effective tax rate for the three and nine month periods ended February 29, 2016 was favorably impacted by $3.9 million of discrete tax benefits recorded in the fiscal 2016 third quarter. The discrete benefits were primarily related to the reversal of tax contingency reserves and benefits related to the distribution of foreign earnings that were previously subjected to U.S. tax.

At May 31, 2016, we determined that it was possible that we would repatriate approximately $377.3 million of undistributed foreign earnings in the foreseeable future. Accordingly, as of May 31, 2016, we recorded a deferred income tax liability of $98.5 million, which represented our estimate of the net U.S income and foreign withholding tax associated with the $377.3 million of unremitted foreign earnings. As of February 28, 2017, the amount of undistributed earnings that may be repatriated and the corresponding deferred tax liability has been adjusted to $372.6 million and $96.3 million, respectively.  The adjustments are primarily due to foreign currency translation, which was recorded as a component of other comprehensive income.  We have not provided for U.S. income and foreign withholding taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of February 28, 2017.  Accordingly, no provision has been made for U.S. income taxes or foreign withholding taxes, which may become payable if the remaining undistributed earnings of those foreign subsidiaries were paid to us as dividends.

NOTE 9 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

	February 28, 2017	May 31, 2016
(In thousands)
Raw material and supplies	$253,901	$227,900
Finished goods	602,560	457,918
Total Inventory, Net of Reserves	$856,461	$685,818

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three and nine months ended February 28, 2017, we did not repurchase any shares of our common stock under this program.  During the three and nine months ended February 29, 2016, we repurchased approximately 400,000 shares and 800,000 shares of our common stock under this program, respectively.  These shares of common stock were repurchased during the prior year third quarter and nine month period for approximately $17.8 million and $35.1 million, respectively.

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method for the three and nine months ended February 28, 2017.  For the three months ended February 29, 2016, basic weighted-average shares outstanding and basic net income available to common shareholders are used in calculating diluted earnings per share under the two-class method, as that method resulted in the most-dilutive earnings per share.  For the nine months ended February 29, 2016, basic and diluted earnings per share are calculated under the two-class method and the treasury method, respectively, as those methods resulted in the most-dilutive earnings per share.

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands, except per share amounts)	2017	2016	2017	2016
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$11,928	$18,582	$53,771	$201,830
Less: Allocation of earnings and dividends to participating securities	(232)	(316)	(847)	(3,375)
Net income available to common shareholders - basic	11,696	18,266	52,924	198,455
Add: Undistributed earnings reallocated to unvested shareholders
Reverse: Allocation of earnings and dividends to participating securities				3,375
Add: Income effect of contingently issuable shares				4,067
Net income available to common shareholders - diluted	$11,696	$18,266	$52,924	$205,897
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	130,677	129,068	130,657	129,506
Average diluted options				3,456
Additional shares issuable assuming conversion of convertible securities (1)				3,886
Total shares for diluted earnings per share (2)	130,677	129,068	130,657	136,848
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.09	$0.14	$0.41	$1.53
Diluted Earnings Per Share of Common Stock	$0.09	$0.14	$0.41	$1.50

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)

Restricted shares totaling 1,676,404 and 919,918 for the three and nine months ended February 29, 2016, respectively, were excluded from the calculation of diluted earnings per share because the grant price of the restricted shares exceeded the average market price of the shares during the period and their effect, accordingly, would have been anti-dilutive. There were no restricted shares identified as being anti-dilutive for the three and nine months ended February 28, 2017. In addition, stock appreciation rights (SARs) totaling 600,000 for the three and nine months ended February 28, 2017 and 1,140,000 for the three and nine months ended February 29, 2016 were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 12 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees.   The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and nine month periods ended February 28, 2017 and February 29, 2016:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	February 28,	February 29,	February 28,	February 29,
Pension Benefits	2017	2016	2017	2016
(In thousands)
Service cost	$9,401	$8,202	$1,127	$1,067
Interest cost	4,331	4,499	1,224	1,319
Expected return on plan assets	(6,252)	(6,437)	(1,886)	(1,978)
Amortization of:
Prior service cost	54	58
Net actuarial losses recognized	5,540	4,190	573	455
Net Periodic Benefit Cost	$13,074	$10,512	$1,038	$863

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	February 28,	February 29,	February 28,	February 29,
Postretirement Benefits	2017	2016	2017	2016
(In thousands)
Service cost	$-	$-	$284	$281
Interest cost	57	59	222	221
Amortization of:
Prior service (credit)	(58)	(62)
Net actuarial (gains) losses recognized			60	61
Net Periodic Benefit Cost	$(1)	$(3)	$566	$563

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
Pension Benefits	2017	2016	2017	2016
(In thousands)
Service cost	$28,203	$24,606	$3,381	$3,201
Interest cost	12,993	13,497	3,672	3,965
Expected return on plan assets	(18,756)	(19,311)	(5,658)	(5,944)
Amortization of:
Prior service cost	162	174	-	-
Net actuarial losses recognized	16,620	12,570	1,719	1,369
Settlement	-	-	-	91
Net Periodic Benefit Cost	$39,222	$31,536	$3,114	$2,682

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
Postretirement Benefits	2017	2016	2017	2016
(In thousands)
Service cost	$-	$-	$852	$843
Interest cost	171	177	666	663
Amortization of:
Prior service (credit)	(174)	(186)	-	-
Net actuarial (gains) losses recognized	-	-	180	183
Net Periodic Benefit Cost	$(3)	$(9)	$1,698	$1,689

The current year increases in pension and postretirement benefit cost reflect the impact of our assumptions used to determine net cost. The rate of expected return on plan assets and the effective discount rate applicable to service cost assumptions both decreased from fiscal 2016 to fiscal 2017. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. We previously disclosed in our financial statements for the fiscal year ended May 31, 2016 that we expected to contribute approximately $54.1 million to our retirement plans in the U.S. and approximately $6.0 million to plans outside the U.S. during the current fiscal year. As of February 28, 2017, this has not changed.

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

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at February 28, 2017, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a reduction of sales, as a component of cost of sales, or within selling, general and administrative expense.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
	(In thousands)
Beginning Balance	$15,954	$9,440	$13,314	$11,663
Deductions (1)	(3,662)	(4,268)	(12,094)	(13,818)
Provision charged to expense	7,308	8,790	18,380	16,117
Ending Balance	$19,600	$13,962	$19,600	$13,962

(1)	Primarily claims paid during the year.

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

We were notified by the SEC on June 24, 2014, that we are the subject of a formal investigation pertaining to the timing of our disclosure and accrual of loss reserves in fiscal 2013 with respect to the previously disclosed U.S. Department Of Justice (the “DOJ”) and the U.S. General Services Administration (the “GSA”) Office of Inspector General investigation into compliance issues relating to Tremco Roofing Division’s GSA contracts. As previously disclosed, our audit committee completed an investigation into the facts and circumstances surrounding the timing of our disclosure and accrual of loss reserves with respect to the GSA and DOJ investigation, and determined that it was appropriate to restate our financial results for the first, second and third quarters of fiscal 2013.  These restatements had no impact on our audited financial statements for the fiscal years ended May 31, 2013 or 2014. The audit committee’s investigation concluded that there was no intentional misconduct on the part of any of our officers.

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  We intend to contest the allegations in the complaint vigorously, and both we and our General Counsel filed motions to dismiss the complaint on February 24, 2017.

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

In December 2014, we received notice of a claim seeking damages against one of our industrial segment subsidiaries alleging failure of a coating system application on a parking garage in Dubai, UAE.  Subsequent to the end of the current quarter, the case settled for an immaterial amount.

A consolidated class-action complaint is pending against Rust-Oleum Corporation (“Rust-Oleum”) seeking to have a class certified and alleging breach of warranty, breach of contract and other claims regarding certain deck coating products of Rust-Oleum.  In October 2016, the parties executed a settlement agreement. The court has granted final approval of the settlement.  Rust-Oleum will deposit $9.3 million into a settlement fund in satisfaction of the claims.  We recorded the amount of the settlement in accrued losses in our Consolidated Balance Sheets and reflected the amount in other expense (income), net, in our Consolidated Statements of Income as of and for the fiscal year ended May 31, 2016.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14 – EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three months ended February 28, 2017 and February 29, 2016:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at November 30, 2016	$1,281,432	$1,902	$1,283,334
Net income	11,928	756	12,684
Other Comprehensive Income:
Foreign currency translation adjustments	16,576		16,576
Pension and other postretirement benefit liability adjustments, net of tax	3,222		3,222
Unrealized gain on securities, net of tax	2,577		2,577
Total Other Comprehensive Income, net of tax	22,375	-	22,375
Comprehensive Income	34,303	756	35,059
Dividends paid	(40,076)		(40,076)
Other noncontrolling interest activity		(153)	(153)
Shares repurchased and returned for taxes	(429)		(429)
Stock based compensation expense	7,992		7,992
Total Equity at February 28, 2017	$1,283,222	$2,505	$1,285,727

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at November 30, 2015	$1,290,261	$1,963	$1,292,224
Net income	18,582	711	19,293
Other Comprehensive Income:
Foreign currency translation adjustments	(16,214)		(16,214)
Pension and other postretirement benefit liability adjustments, net of tax	3,264		3,264
Unrealized (loss) on securities, net of tax	(7,334)		(7,334)
Total Other Comprehensive (Loss), net of tax	(20,284)	-	(20,284)
Comprehensive Income (Loss)	(1,702)	711	(991)
Dividends paid	(36,530)		(36,530)
Other noncontrolling interest activity		(186)	(186)
Shares repurchased and returned for taxes	(21,473)		(21,473)
Stock based compensation expense	7,476		7,476
Total Equity at February 29, 2016	$1,238,032	$2,488	$1,240,520

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables illustrate the components of total equity and comprehensive income for the nine months ended February 28, 2017 and February 29, 2016:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2016	$1,372,335	$2,413	$1,374,748
Net income	53,771	2,051	55,822
Other Comprehensive Income:
Foreign currency translation adjustments	(46,919)		(46,919)
Pension and other postretirement benefit liability adjustments, net of tax	12,516		12,516
Unrealized gain on securities, net of tax	3,286		3,286
Total Other Comprehensive (Loss), net of tax	(31,117)	-	(31,117)
Comprehensive Income	22,654	2,051	24,705
Dividends paid	(116,680)		(116,680)
Other noncontrolling interest activity		(1,959)	(1,959)
Shares repurchased and returned for taxes	(20,092)		(20,092)
Stock based compensation expense	25,005		25,005
Total Equity at February 28, 2017	$1,283,222	$2,505	$1,285,727

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2015	$1,291,392	$2,073	$1,293,465
Net income	201,830	1,974	203,804
Other Comprehensive Income:
Foreign currency translation adjustments	(100,634)		(100,634)
Pension and other postretirement benefit liability adjustments, net of tax	11,064		11,064
Unrealized (loss) on securities, net of tax	(14,049)		(14,049)
Total Other Comprehensive (Loss), net of tax	(103,619)	-	(103,619)
Comprehensive Income	98,211	1,974	100,185
Dividends paid	(107,806)		(107,806)
Other noncontrolling interest activity		(1,559)	(1,559)
Shares repurchased and returned for taxes	(66,765)		(66,765)
Stock based compensation expense	23,000		23,000
Total Equity at February 29, 2016	$1,238,032	$2,488	$1,240,520

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
	(In thousands)
Net Sales
Industrial Segment	$521,403	$492,662	$1,830,672	$1,793,075
Specialty Segment	159,659	156,909	519,562	500,395
Consumer Segment	341,434	338,984	1,115,095	1,093,595
Consolidated	$1,022,496	$988,555	$3,465,329	$3,387,065

Income Before Income Taxes
Industrial Segment	$11,705	$486	$151,262	$148,962
Specialty Segment	15,000	21,729	76,664	76,496
Consumer Segment	29,802	38,785	(40,685)	170,337
Corporate/Other	(39,510)	(39,094)	(128,626)	(111,427)
Consolidated	$16,997	$21,906	$58,615	$284,368

	February 28, 2017	May 31, 2016
Identifiable Assets
Industrial Segment	$2,204,420	$2,206,062
Specialty Segment	759,764	754,757
Consumer Segment	1,674,736	1,734,600
Corporate/Other	93,299	69,550
Consolidated	$4,732,219	$4,764,969

NOTE 16 – SUBSEQUENT EVENT

Subsequent to the end of the current fiscal quarter, on March 2, 2017, we closed an offering of $50.0 million aggregate principal amount of 5.250% Notes due 2045 and $400.0 million aggregate principal amount of 3.750% Notes due 2027.  The proceeds from these notes were used to repay amounts outstanding under our revolving credit facilities.

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

Goodwill and Other Intangible Assets

Our annual goodwill impairment analysis for fiscal 2016 did not result in any indicators of impairment.

For the quarter ended November 30, 2016, we identified certain factors that we considered important in assessing the requirement to perform an interim impairment evaluation for our Kirker reporting unit.  First, Kirker’s three month operating results for the period ended November 30, 2016 were significantly below historical and expected operating results and downward adjustments were recently made regarding our expectations for Kirker’s performance. In the quarter ended November 30, 2016, Kirker experienced market share losses at several key customers, including the loss of its largest customer, which accounted for over 15% of Kirker’s fiscal 2016 sales.  In addition, some problematic customer relationship issues surfaced during the quarter ended November 30, 2016, which resulted in a personnel change in a key leadership position at Kirker.  After considering the totality of these recent events, we determined that an interim step one goodwill impairment assessment was required, as well as an impairment assessment for our intangible and other long-lived assets.  Accordingly, during our second fiscal quarter we recorded a preliminary loss totaling $188.3 million for the impairment of goodwill and intangibles at our Kirker reporting unit.

For the quarter ended February 28, 2017, we identified certain factors that we considered important in assessing the requirement to perform an interim impairment evaluation for our Restore indefinite tradename asset.  First, sales of our Restore product line during the three month period ended February 28, 2017 were below historical and expected operating results and significant downward adjustments were recently made to sales projections for Restore products. In the quarter ended February 28, 2017, we became aware that it was highly likely that Restore’s largest customer would discontinue sales of the Restore product line in its retail stores, which was evidenced by this customer’s significant reduction in future orders based on its historical order pattern. We determined that this was significant to consider for the purposes of impairment testing, as sales of Restore products to this customer accounted for over 60% of total sales of Restore products for fiscal 2016.  After considering the magnitude of the loss in sales volume from this key customer, we determined that it was necessary to perform an interim assessment for our Restore intangible assets.  Accordingly, for the current fiscal quarter we recorded a preliminary loss totaling $4.9 million for the impairment of the Restore tradename.

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

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
	(In thousands)
Net Sales
Industrial Segment	$521,403	$492,662	$1,830,672	$1,793,075
Specialty Segment	159,659	156,909	519,562	500,395
Consumer Segment	341,434	338,984	1,115,095	1,093,595
Consolidated	$1,022,496	$988,555	$3,465,329	$3,387,065
Income Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$11,705	$486	$151,262	$148,962
Interest (Expense), Net (b)	(2,929)	(1,468)	(6,672)	(4,549)
EBIT (c)	$14,634	$1,954	$157,934	$153,511
Specialty Segment
Income Before Income Taxes (a)	$15,000	$21,729	$76,664	$76,496
Interest Income, Net (b)	116	208	406	650
EBIT (c)	$14,884	$21,521	$76,258	$75,846
Consumer Segment
(Loss) Income Before Income Taxes (a)	$29,802	$38,785	$(40,685)	$170,337
Interest Income (Expense), Net (b)	(92)	16	(114)	116
EBIT (c)	$29,894	$38,769	$(40,571)	$170,221
Corporate/Other
(Expense) Before Income Taxes (a)	$(39,510)	$(39,094)	$(128,626)	$(111,427)
Interest (Expense), Net (b)	(17,237)	(18,987)	(53,191)	(56,218)
EBIT (c)	$(22,273)	$(20,107)	$(75,435)	$(55,209)
Consolidated
(Loss) Income Before Income Taxes (a)	$16,997	$21,906	$58,615	$284,368
Interest (Expense), Net (b)	(20,142)	(20,231)	(59,571)	(60,001)
EBIT (c)	$37,139	$42,137	$118,186	$344,369

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles ("GAAP") in the U.S., to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
(c)

EBIT is a non-GAAP measure, and is defined as earnings (loss) before interest and taxes.  We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to acquisitions, as opposed to segment operations.  We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions.  EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, since EBIT omits the impact of interest in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness.  Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets' analysis of our segments' core operating performance.  We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing.  Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing.  EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended February 28, 2017

Net Sales  Consolidated net sales of $1,022.5 million for the third quarter of fiscal 2017 grew by approximately 3.4% from net sales of $988.6 million for last year’s third quarter. Organic sales, which include the impact of price and volume, declined 0.1%, while acquisitions added 4.4%.  Consolidated net sales for the quarter were offset by an unfavorable foreign exchange impact of 0.9%, which includes the impact of the devaluation of the British Pound.  Most of the economies we operate in have had slow growth during the current period.

Industrial segment net sales for the current quarter grew by 5.8% to $521.4 million, from net sales of $492.7 million during the same period a year ago. The improvement was primarily due to recent acquisitions, which contributed 4.1% to net sales during the current quarter. Organic growth of 2.5% improved during the quarter due to improved performance by certain European businesses in local currencies, especially certain U.K. based operations.  During the current quarter, our North American-based industrial companies experienced continuing growth in businesses serving the commercial construction market.  Sales of industrial coatings continued to decline due to weakness in energy markets.  Unfavorable foreign exchange impacted net sales by 0.8% during the current quarter.

Specialty segment net sales for the quarter grew by 1.8% to $159.7 million, primarily due to growth in net sales from recent acquisitions, which provided 3.8%.  Organic sales decline by 0.6% during the current quarter due to lower sales volume, which was soft across a number of product lines, with the exception of those that serve the U.S. commercial construction market.  Foreign currency negatively impacted specialty segment net sales for the quarter by 1.4%.

Consumer segment net sales for the quarter grew by 0.7% to $341.4 million, from $339.0 million during last year’s third quarter, due to growth in net sales from recent acquisitions of 5.1%. This segment had a decline in organic sales of 3.6% during the quarter versus the same period last year.  Our nail enamel product line sales for the current quarter continued to deteriorate from the same period a year ago, and were down by approximately 37% versus the same period last year.  Additionally, the order pattern of retailers changed versus the prior year, causing the decrease in the timing of sales volume during the current quarter versus last year.  Unfavorable foreign currency impacted net sales in the consumer segment by 0.8% during the current quarter versus the same period a year ago.

Gross Profit Margin  Our consolidated gross profit margin of 41.9% of net sales for the third quarter of fiscal 2017 compares to a consolidated gross profit margin of 41.8% for the comparable period a year ago, reflecting current year margins that were burdened by cost of sales increases resulting from inventory step up on a number of recent acquisitions.

Selling, General and Administrative Expenses (“SG&A”)  Our consolidated SG&A expense increased by approximately $15.1 million during the current period versus the same period last year, and increased to 37.8% of net sales from 37.5% of net sales for the prior year quarter.  The main source of the increase during the quarter was the number of recently acquired companies during the last 12 months, which added approximately $12.0 million in SG&A expense.  During the current quarter, we incurred $3.6 million of severance charges for certain personnel in connection with the closure of a European manufacturing facility.  We continue to assess unprofitable facilities and businesses and could incur additional charges in the future.  During the three months ended February 28, 2017, there was also higher compensation and employee benefits expense, as well as higher acquisition costs relating to recently announced acquisitions. Partially offsetting those increased expenses was the impact of approximately $2.2 million of favorable transactional foreign exchange during this year’s third quarter versus the impact of approximately $3.7 million of unfavorable foreign exchange during last year’s third quarter.  Warranty expense for the quarter ended February 28, 2017 decreased by approximately $1.5 million from the amount recorded during the comparable prior year period, and it is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A was approximately $2.1 million higher for the third quarter of fiscal 2017 versus the comparable prior year period, but decreased as a percentage of net sales, which reflects the industrial segment’s solid growth.  Recent acquisitions increased SG&A expense in this segment by approximately $6.1 million.  Favorable transactional foreign exchange impacted the current quarter by approximately $1.8 million versus an unfavorable impact of approximately $2.4 million during the same period a year ago.

Our specialty segment SG&A was approximately $5.9 million higher during the third quarter of fiscal 2017 versus the comparable prior year period, and was higher as a percentage of net sales. During the current quarter, recent acquisitions increased SG&A expense in this segment by approximately $1.6 million.  During the current quarter, this segment incurred $3.6 million of severance charges for certain personnel in connection with the closure of a European manufacturing facility.

Our consumer segment SG&A increased by approximately $5.0 million during the third quarter of fiscal 2017 versus the same period last year, and was higher as a percentage of net sales, reflecting additional SG&A expense from recent acquisitions, which contributed approximately $4.3 million.  There was also higher distribution, compensation, pension and acquisition-related expense.

SG&A expenses in our corporate/other category of $22.3 million during the third quarter of fiscal 2017 increased by $2.2 million from $20.1 million recorded during last year’s third quarter, resulting primarily from higher acquisition costs, as well as higher compensation and pension expense.

We recorded total net periodic pension and postretirement benefit costs of $14.7 million and $11.9 million for the third quarter of fiscal 2017 and 2016, respectively. The $2.8 million increase in pension expense resulted from higher service and interest cost of $1.0 million during the third quarter of fiscal 2017 versus the comparable prior year period.  Additionally, there was an unfavorable impact of approximately $1.5 million resulting from larger actuarial losses recognized during the current quarter versus last year’s third quarter.  Lastly, during the current quarter, the expected return on plan assets was approximately $0.3 million lower than during last year’s third quarter.  The current year increases in pension and postretirement benefit cost reflect the impact of our assumptions used to determine net cost. The rate of expected return on plan assets and the effective discount rate applicable to service cost assumptions both decreased from fiscal 2016 to fiscal 2017. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Goodwill and Other Intangible Asset Impairments  As described in Note 3, “Goodwill and Other Intangible Assets,” to the consolidated financial statements, we recorded preliminary impairment charges related to a reduction of the carrying value of other intangible assets totaling $4.9 million during the current quarter ended February 28, 2017.  For additional information, refer to Note 3 to the consolidated financial statements.

Interest Expense  Interest expense was $23.7 million for the third quarter of fiscal 2017 versus $23.1 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s third quarter by approximately $1.0 million versus the same period a year ago.  Excluding acquisition-related borrowings, lower average borrowings year-over-year decreased interest expense by approximately $0.9 million. Lower interest rates, which averaged 4.04% overall for the third quarter of fiscal 2017 compared with 4.14% for the same period of fiscal 2016, increased interest expense by approximately $0.5 million during the current quarter versus the same period last year.

Investment (Income), Net  Net investment income of approximately $3.6 million for the third quarter of fiscal 2017 compares to net investment income of $2.9 million during the same period last year.  Dividend and interest income totaled $2.0 million and $2.7 million for the third quarter of fiscal 2017 and 2016, respectively.  Net realized gains on the sales of investments totaled $1.6 million during the third quarter of fiscal 2017, while those gains were $1.0 million during the same period a year ago.  Impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.8 million during the third quarter of fiscal 2016, while such losses were not significant for the third quarter of the current fiscal year.

Other Expense (Income), Net  Other expense of $0.5 million for the third quarter of fiscal 2017 compared with other income of $0.1 million for the same period a year ago.  Other expense (income), net includes net royalty expense of approximately $0.7 million for the third quarter of fiscal 2017, while prior period net royalty expense was $0.5 million.  Also included in this balance is our equity in earnings of unconsolidated affiliates totaling approximately $0.2 million and $0.6 million for the third quarter of fiscal 2017 and 2016, respectively.

Income Before Income Taxes (“IBT”)  Our consolidated pretax income for the third quarter of fiscal 2017 of $17.0 million compares with pretax income of $21.9 million for the same period a year ago.

Our industrial segment had pretax income of $11.7 million, or 2.2% of net sales, for the quarter ended February 28, 2017, versus pretax income of $0.5 million, or 0.1% of net sales, for the same period a year ago. Our industrial segment results reflect the impact of solid growth in organic sales during the current quarter. Our specialty segment had pretax income of $15.0 million, or 9.4% of net sales, for the quarter ended February 28, 2017, versus pretax income of $21.7 million, or 13.8% of net sales, for the same period a year ago.  During the current quarter, the specialty segment incurred severance charges of $3.6 million and inventory write downs of $0.5 million related to the closure of a European manufacturing facility.  Our consumer segment income before tax approximated $29.8 million, or 8.7% of net sales, for the third quarter of fiscal 2017, versus the prior year third quarter IBT of $38.8 million, or 11.4% of net sales.  During the current quarter, earnings in this segment were impacted by the continued deterioration of our nail enamel product line. Additionally, we recorded a preliminary intangible asset impairment charge of $4.9 million relating to this segment’s Restore tradename.

Income Tax Rate The effective income tax rate was 25.4% for the three months ended February 28, 2017 compared to an effective income tax rate of 11.9% for the three months ended February 29, 2016.  The increase in the current quarter effective income tax rate as compared to the prior quarter rate is primarily due to a discrete benefit recorded in the prior quarter related to the reversal of tax contingency reserves and the favorable impact of the distribution of foreign earnings that were previously subject to U.S. tax.

Net Income  Net income of $12.7 million for the quarter ended February 28, 2017 compares to net income of $19.3 million for the comparable prior year period.  During each quarter presented, we had net income attributable to noncontrolling interests of approximately $0.8 million and $0.7 million for the third quarter of fiscal 2017 and 2016, respectively.  Net income attributable to RPM International Inc. stockholders for the third quarter of fiscal 2017 was $11.9 million, or 1.2% of consolidated net sales, which compared to net income of $18.6 million, or 1.9% of consolidated net sales for the comparable prior year period.

Diluted income per share of common stock for the quarter ended February 28, 2017 of $0.09 compares with diluted earnings per share of common stock of $0.14 for the quarter ended February 29, 2016.

Nine months ended February 28, 2017

Net Sales  Consolidated net sales of $3,465.3 million for the first nine months of fiscal 2017 grew by approximately 2.3% from net sales of $3,387.1 million for last year’s first nine months. Organic sales improved 1.8%, while acquisitions added 2.4%.  Consolidated net sales for the first nine months were offset by an unfavorable foreign exchange impact of 1.9%, which includes the impact of the devaluation of the British Pound.

Industrial segment net sales grew, by 2.1% to $1,830.7 million for this year’s first nine months versus net sales of $1,793.1 million during the same period a year ago. This impact was primarily the result of recent acquisitions, which contributed 2.3% to net sales. Organic growth in sales was 1.9% during this year’s first nine months.  Unfavorable foreign exchange impacted net sales by 2.1% during this year’s first nine months.

Specialty segment net sales for the first nine months grew by 3.8% to $519.5 million, primarily due to acquisition growth of 3.0% and organic growth of 2.5%.  Foreign currency negatively impacted specialty segment net sales for the first nine months by 1.7%.

Consumer segment net sales for the first nine months grew by 2.0% to $1,115.1 million, from $1,093.6 million during last year’s first nine months, due to acquisition growth of 2.1% and organic growth of 1.4%.  Unfavorable foreign currency impacted net sales in the consumer segment by 1.5% during this year’s first nine months versus the same period a year ago.

Gross Profit Margin  Our consolidated gross profit margin improved to 43.4% of net sales for the first nine months of fiscal 2017 from a consolidated gross profit margin of 42.5% for the comparable period a year ago, reflecting an approximate impact of 0.5% from price increases recently implemented, particularly in certain international markets where margins had been unfavorably impacted by the strengthening U.S. dollar.  The remainder of the improvement resulted from more favorable manufacturing costs during this year’s first nine months versus the same period last year.

SG&A  Our consolidated SG&A expense increased by approximately $93.3 million during the current period versus the same period last year, and increased to 34.3% of net sales from 32.4% of net sales for the prior year period.  The main source of the increase was the number of recently acquired companies during the last 12 months, which added approximately $21.0 million to SG&A expense during the current nine month period.  During the second quarter of fiscal 2017, we made the decision to exit the Flowcrete polymer flooring business located in the Middle East.  In connection with the decision to exit that business, we determined it was appropriate to perform an additional review of the collectability of accounts receivable, and accordingly, we incurred a loss of $11.4 million for increased bad debt reserves. We also incurred severance expense for approximately $3.6 million in relation to the closure of a European manufacturing facility.  The increase in SG&A during this year’s first nine months reflects the higher acquisition-related costs, higher compensation and pension expense, as well as higher professional services expense.  Partially offsetting those increased expenses was the impact of approximately $3.7 million of favorable transactional foreign exchange during this year’s first nine months versus the unfavorable impact of approximately $7.8 million of expense during last year’s first nine months.  Additionally, the prior period SG&A expense was reduced by a $14.5 million reversal of a contingent consideration obligation.  Warranty expense for the first nine months ended February 28, 2017 increased by approximately $2.3 million from the amount recorded during the comparable prior year period, and it is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A increased by approximately $23.8 million for the first nine months of fiscal 2017 versus the comparable prior year period, and increased as a percentage of net sales, as well.  Recent acquisitions increased SG&A expense during this year’s first nine months in this segment by approximately $11.5 million. During the second quarter of fiscal 2017, we made the decision to exit the Flowcrete polymer flooring business located in the Middle East.  In connection with the decision to exit that business, we determined it was appropriate to perform an additional review of the collectability of accounts receivable, and accordingly, we incurred a loss of $11.4 million for increased bad debt reserves. Additionally, during the current year period, there were increases in compensation and warranty expense.  Partially offsetting these increased expenses was the impact of approximately $3.9 million of favorable transactional foreign exchange during this year’s first nine months versus the unfavorable impact of $3.3 million during last year’s first nine months.

Our specialty segment SG&A was approximately $11.2 million higher during the first nine months of fiscal 2017 versus the comparable prior year period, and was higher as a percentage of net sales, reflecting higher employee compensation and benefits expense versus the comparable prior year period, partially offset by a favorable impact from translational foreign exchange.  Recent acquisitions increased SG&A expense during this year’s first nine months in this segment by approximately $4.5 million. Additionally, we incurred severance expense for approximately $3.6 million in relation to the closure of a European manufacturing facility.

Our consumer segment SG&A increased by approximately $38.0 million during the first nine months of fiscal 2017 versus the same period last year, and was higher as a percentage of net sales, reflecting higher distribution expense.  Recent acquisitions increased SG&A expense during this year’s first nine months in this segment by approximately $5.0 million. Additionally, during the current year period, there was higher compensation and employee benefits expense, as well as increased professional services expense, some of which related to recent acquisitions, versus the comparable prior year period.  Additionally, the prior period SG&A expense was reduced by a $14.5 million reversal of a contingent consideration obligation.

SG&A expenses in our corporate/other category of $75.4 million during the first nine months of fiscal 2017 increased by $20.2 million from $55.2 million recorded during last year’s first nine months, resulting from higher pension expense, employee compensation, benefits and acquisition costs incurred during this year’s first nine months versus the same period last year.

We recorded total net periodic pension and postretirement benefit costs of $44.0 million and $35.9 million for the first nine months of fiscal 2017 and 2016, respectively. The $8.1 million increase in pension expense resulted from higher service and interest cost of $3.0 million during the first nine months of fiscal 2017 versus the comparable prior year period.  Additionally, there was an unfavorable impact of approximately $4.3 million resulting from larger actuarial losses recognized during this year’s first nine months versus last year’s first nine months.  Lastly, during this year’s first nine months, the expected return on plan assets was approximately $0.8 million lower than during last year’s first nine months.  We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Goodwill and Other Intangible Asset Impairments  As described in Note 3, “Goodwill and Other Intangible Assets,” to the consolidated financial statements, we recorded preliminary impairment charges related to a reduction of the carrying value of goodwill and other intangible assets totaling $193.2 million during the nine months ended February 28, 2017.  For additional information, refer to Note 3 to the consolidated financial statements and the Critical Accounting Policies discussed herein.

Interest Expense  Interest expense was $69.5 million for the first nine months of fiscal 2017 versus $68.1 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first nine months by approximately $1.8 million versus the same period a year ago.  Excluding acquisition-related borrowings, lower average borrowings year-over-year decreased interest expense by approximately $3.2 million. Higher interest rates, which averaged 4.17% overall for the first nine months of fiscal 2017 compared with 4.13% for the same period of fiscal 2016, increased interest expense by approximately $2.8 million during this year’s first nine months versus the same period last year.

Investment (Income), Net  Net investment income of approximately $9.9 million for the first nine months of fiscal 2017 compares to net investment income of $8.1 million during the same period last year.  Dividend and interest income totaled $5.0 million and $6.0 million for the first nine months of fiscal 2017 and 2016, respectively.  Net realized gains on the sales of investments totaled $5.3 million during the first nine months of fiscal 2017, while those gains were $5.4 million during the same period a year ago.  Impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.4 million and $3.3 million during the first nine months of fiscal 2017 and 2016, respectively.

Other Expense (Income), Net  Other expense of $1.3 million for the first nine months of fiscal 2017 compared with other income of $0.9 million for the same period a year ago.  Other expense (income), net includes net royalty expense of approximately $2.1 million for the first nine months of fiscal 2017, while prior period net royalty expense was $0.7 million.  Also included in this balance is our equity in earnings of unconsolidated affiliates totaling approximately $0.8 million and $1.6 million for the first nine months of fiscal 2017 and 2016, respectively.

IBT  Our consolidated pretax income for the first nine months of fiscal 2017 of $58.6 million compares with $284.4 million for the same period a year ago.

Our industrial segment had pretax income of $151.3 million, or 8.3% of net sales, for the first nine months ended February 28, 2017, versus pretax income of $149.0 million, or 8.3% of net sales, for the same period a year ago. Our specialty segment had pretax income of $76.7 million, or 14.8% of net sales, for the first nine months ended February 28, 2017, versus pretax income of $76.5 million, or 15.3% of net sales, for the same period a year ago.  Our consumer segment pretax loss of $40.7 million for the first nine months of fiscal 2017 compares to the prior year first nine months pretax income of $170.3 million, primarily as a result of current period preliminary goodwill and other intangible asset impairment charges totaling $193.2 million, as discussed previously.

Income Tax Rate The effective income tax rate was 4.8% for the nine months ended February 28, 2017 compared to an effective income tax rate of 28.3% for the nine months ended February 29, 2016.  The decrease in the effective income tax rate is primarily due to a discrete benefit resulting from the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” in the first quarter of fiscal 2017. Refer to Note 2- “New Accounting Pronouncements” for additional discussion regarding adoption of the standard. The effective tax rate impact of that favorable discrete item, as compared to the prior period, is magnified by the lower level of pre-tax income.

Net Income  Net income of $55.8 million for the nine months ended February 28, 2017 compares to net income of $203.8 million for the comparable prior year period.  During the first nine months of fiscal 2017 and 2016, we had net income attributable to noncontrolling interests of $2.1 million and $2.0 million, respectively.  Net income attributable to RPM International Inc. stockholders for the first nine months of fiscal 2017 was $53.8 million, or 1.6% of consolidated net sales, which compared to net income of $201.8 million, or 6.0% of consolidated net sales for the comparable prior year period.

Diluted earnings per share of common stock for the nine months ended February 28, 2017 of $0.41 compares with diluted earnings per share of common stock of $1.50 for the nine months ended February 29, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $173.5 million of cash was provided by operating activities during the first nine months of fiscal 2017, compared with $223.8 million of cash provided operating activities during the same period last year.

The net change in cash from operations includes the change in net income, which decreased by $148.0 million during the first nine months of fiscal 2017 versus the same period during fiscal 2016.  The current nine month net income included the preliminary goodwill and other intangible asset impairment charges of $193.2 million ($132.2 million after tax), as well as $12.3 million in charges related to the decision to exit the Flowcrete Middle East polymer flooring business and $4.2 million in charges related to the closure of a European manufacturing facility. Changes in working capital accounts and all other accruals used approximately $105.4 million more cash flow during the first nine months of 2017 versus the same period last year.

The change in accounts receivable during the first nine months of fiscal 2017 provided approximately $11.4 million more cash than during the same period a year ago.  Days sales outstanding (“DSO”) at February 28, 2017 increased to 65.4 days from 64.4 days sales outstanding at February 29, 2016.

During the first nine months of fiscal 2017, we spent approximately $61.6 million more cash for inventory purchases compared to our spending during the same period a year ago.  This resulted from the combination of timing of purchases by retail customers, the building of additional inventory to service customers’ needs and also geographic expansion. Days of inventory outstanding at February 28, 2017 increased to 129.8 days from 115.7 days of inventory outstanding at February 29, 2016.

The change in accounts payable during the first nine months of fiscal 2017 used cash of $95.7 million versus $133.8 million of cash used during the same period a year ago, or approximately $38.1 million less cash than fiscal 2016, resulting principally from the timing of certain payments.  Accrued compensation and benefits used approximately $15.2 million more cash during the first nine months of fiscal 2017 versus fiscal 2016, due to higher bonus accruals made during fiscal 2017 versus fiscal 2016.  Other accruals and prepaids, including those for other short-term and long-term items and changes in accrued loss reserves, used $53.2 million more cash during fiscal 2017 versus fiscal 2016, primarily from the timing of pension plan contributions and upfront funds used for long-term customer contracts.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. During the first nine months of fiscal 2017, we paid $246.9 million for acquisitions, net of cash acquired, versus $28.9 million during the comparable prior year period. Capital expenditures of $80.1 million during the first nine months of fiscal 2017 compare with depreciation of $53.3 million. In the comparable prior year period, capital expenditures were $54.8 million, which compared with depreciation of $50.0 million. We increased our current production capacity in our consumer segment during fiscal 2017, specifically with regard to our DAP operating segment, to meet our needs based on anticipated growth rates. Besides those capacity additions, we are increasing our capital spending in fiscal 2017 in an effort to more aggressively invest in our internal growth initiatives, especially in overseas markets.  We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand throughout fiscal 2017 and into fiscal 2018 and beyond.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At February 28, 2017, the fair value of our investments in marketable securities totaled $159.2 million, of which investments with a fair value of $94.6 million were in an unrealized loss position.  At May 31, 2016, the fair value of our investments in marketable securities totaled $147.0 million, of which investments with a fair value of $89.4 million were in an unrealized loss position.  The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. Total pretax unrealized losses recorded in accumulated other comprehensive income at February 28, 2017 and May 31, 2016 were $5.6 million and $10.2 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at February 28, 2017 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at February 28, 2017 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of February 28, 2017, approximately $186.1 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries.  Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions.  Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements.  Refer to Note 8, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $620.0 million at February 28, 2017. Our debt-to-capital ratio was 60.7% at February 28, 2017, compared with 54.4% at May 31, 2016.

5.250% Notes due 2045 and 3.750% Notes due 2027

Subsequent to the end of the current fiscal quarter, on March 2, 2017,  we closed our offering of $50.0 million aggregate principal amount of 5.250% Notes due 2045 (the “2045 Notes”) and $400.0 million aggregate principal amount of 3.750% Notes due 2027 (the “2027 Notes” and, together with the 2045 Notes, the “Notes”) pursuant to an Underwriting Agreement (the “Underwriting Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”).  The 2045 Notes are a further issuance of the $250 million aggregate principal amount of 5.250% Notes due 2045 initially issued by us on May 29, 2015.  In connection with the closing, on March 2, 2017, we issued and sold to the Underwriters the Notes pursuant to the Underwriting Agreement.  Interest on the 2045 Notes will accrue from December 1, 2016 and will be payable semiannually in arrears on June 1st and December 1st of each year, beginning June 1, 2017, at a rate of 5.250% per year. The 2045 Notes mature on June 1, 2045.  Interest on the 2027 Notes will accrue from March 2, 2017 and will be payable semiannually in arrears on March 15th and September 15th of each year, beginning September 15, 2017, at a rate of 3.750% per year. The 2027 Notes mature on March 15, 2027.  The indenture governing this indebtedness includes cross-acceleration provisions. Under certain circumstances, where an event of default under our other instruments results in acceleration of the indebtedness under such instruments, holders of the indebtedness under the indenture are entitled to declare amounts outstanding immediately due and payable.

Proceeds from the Notes were used to repay amounts outstanding under our revolving credit facilities.

Revolving Credit Agreement

During fiscal 2015, we entered into an $800.0 million unsecured syndicated revolving credit facility (the “New Revolving Credit Facility”), which expires on December 5, 2019.  The New Revolving Credit Facility replaced our prior $600.0 million revolving credit facility.

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

As of February 28, 2017, we were in compliance with all financial covenants contained in our New Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 59.4%, while our interest coverage ratio was 9.73 to 1. Our available liquidity under our New Revolving Credit Facility stood at $389.2 million at February 28, 2017.

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

As previously reported, during fiscal 2015, a plan of reorganization was confirmed (the “Bankruptcy Plan”) and, effective as of December 23, 2014, Bondex, SPHC, Republic and NMBFiL emerged from bankruptcy.  Accordingly, trusts were established under Section 524(g) of the United States Bankruptcy Code (together, the “Trust”) and were funded with first installments.  Borrowings under our New Revolving Credit Facility were used to fund the initial trust payment of $450 million, which is classified as long-term debt in our Consolidated Balance Sheets.  The Trust was funded with $450 million in cash and a promissory note, bearing no interest and maturing on or before December 23, 2018 (the “Bankruptcy Note”). The net present value of the Bankruptcy Note, or $237.4 million, is classified as other long-term liabilities for $119.7 million and other accrued liabilities for $117.7 million, in our consolidated financial statements at February 28, 2017.  A portion of the payments due under the Bankruptcy Note is secured by a right to the equity of SPHC, Republic and Bondex.  The Bankruptcy Plan, and Bankruptcy Note, provide for the following additional contributions to the Trust:

•

On or before December 23, 2016, an additional $102.5 million in cash, RPM stock or a combination thereof (at our discretion in this and all subsequent cases) was required to be deposited into the Trust (and on December 23, 2016, $102.5 million in cash was deposited into the Trust);

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

As of February 28, 2017, our outstanding balance under the AR Program was $130.0 million, which compares with the maximum availability on that date of $150.0 million.  The interest rate under the Purchase Agreement is based on the Alternate Base Rate, LIBOR Market Index Rate, one-month LIBOR or LIBOR for a specified tranche period, as selected by us, plus in each case, a margin of 0.70%. In addition, we are obligated to pay a monthly unused commitment fee based on the daily amount of unused commitments under the Agreement, which fee ranges from 0.30% to 0.50% based on usage.  The AR Program contains various customary affirmative and negative covenants and also contains customary default and termination provisions.

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

The Convertible Notes will be convertible under certain circumstances and during certain periods at an initial conversion rate of 18.8905 shares of RPM common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $52.94 per share of common stock), subject to adjustment in certain circumstances.  In July 2016, we declared a dividend in excess of $0.24 per share, and consequently, the adjusted conversion rate at February 28, 2017 was 19.027264.  The initial conversion price represents a conversion premium of approximately 37% over the last reported sale price of RPM common stock of $38.64 on December 3, 2013.  Prior to June 15, 2020, the Convertible Notes may be converted only upon specified events, and, thereafter, at any time.  Upon conversion, the Convertible Notes may be settled, at RPM’s election, in cash, shares of RPM’s common stock, or a combination of cash and shares of RPM’s common stock.

We account for the liability and equity components of the Convertible Notes separately, and in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 3.92%.  Contractual interest was $1.2 million and amortization of the debt discount was $0.7 million for the third quarter of fiscal 2017 and 2016.  Contractual interest was $3.5 million and amortization of the debt discount was $2.2 million for the first nine months of fiscal 2017 and 2016.  At February 28, 2017, the remaining period over which the debt discount will be amortized was 3.75 years, the unamortized debt discount was $11.9 million, and the carrying amount of the equity component was $20.7 million.

The following table summarizes our financial obligations and their expected maturities at February 28, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

	Total Contractual	Payments Due In
	Payment Stream	2018	2019-20	2021-22	After 2022
	(In thousands)
Long-term debt obligations	$1,981,533	$381,564	$861,446	$192,338	$546,185
Capital lease obligations	1,156	220	411	191	334
Operating lease obligations	223,983	53,311	71,256	37,596	61,820
Other long-term liabilities (1):
Interest payments on long-term debt obligations	553,964	18,956	135,675	68,808	330,525
Promissory note payments on 524(g) Trust	245,000	120,000	125,000
Contributions to pension and postretirement plans (2)	422,400	61,100	78,900	90,700	191,700
Total	$3,428,036	$635,151	$1,272,688	$389,633	$1,130,564

(1)

Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $15.3 million at February 28, 2017. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.

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

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2017 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action in the U.S. District Court for the District of Columbia against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  The complaint seeks disgorgement of gains that may have resulted from the conduct alleged in the complaint, and payment of unspecified monetary penalties from us and our General Counsel pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act.  Further, the complaint seeks to permanently enjoin us from violations of Sections 17(a)(2) and (a)(3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Exchange Act Rules 12b-20, 13a-1, 13a-11 and 13a-13, and to permanently enjoin our General Counsel from violations of Sections 17(a)(2) and (a)(3) of the Securities Act and Exchange Act Rules 13b2-1 and 13b2-2(a).  We intend to contest the allegations in the complaint vigorously, and both we and our General Counsel filed motions to dismiss the complaint on February 24, 2017.

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

As previously disclosed, the U.S. Environmental Protection Agency issued a Notice of Violation to Rust-Oleum Corporation alleging three violations of regulations/permits issued under the Clean Air Act.  With respect to this Notice of Violation, Rust-Oleum estimates that it may be subject to a penalty of approximately $181,000.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the third quarter of fiscal 2017:

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
December 1, 2016 through December 31, 2016	423	$52.99	-	-
January 1, 2017 through January 31, 2017	6,644	$52.39	-	-
February 1, 2017 through February 28, 2017	1,133	$51.79	-	-
Total - Third Quarter	8,200	$52.34	-	-

(1)

Represents shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.'s Amended and Restated 2004 Omnibus Equity and Incentive Plan.

(2)	Refer to Note 10 to the consolidated financial statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

99.1	Amendment No. 3 to Second Amended and Restated Receivables Sale Agreement, dated as of December 31, 2016. (x)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Russell L. Gordon
Russell L. Gordon
Vice President and
Chief Financial Officer

Dated: April 6, 2017