Form 10-K
period 2017-05-31
RPM INTERNATIONAL INC/DE/
filed 2017-07-24
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Stock as reported on the New York Stock Exchange on November 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $6,871,276,822.  For purposes of this information, the 2,194,271 outstanding shares of Common Stock which were owned beneficially as of November 30, 2016 by executive officers and Directors of the Registrant were deemed to be the shares of Common Stock held by affiliates.

As of July 20, 2017, 133,628,748 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2017 Annual Report to Stockholders for the fiscal year ended May 31, 2017 (the “2017 Annual Report to Stockholders”) are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 5, 2017 (the “2017 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2017.

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

BUSINESS

Our subsidiaries manufacture, market and sell various specialty chemical product lines, including high-quality specialty paints, protective coatings, roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of the industrial, specialty and consumer markets. Our family of products includes those marketed under brand names such as API, Betumat, Carboline, CAVE, DAP, Day-Glo, Dri-Eaz, Dryvit, Euclid, EUCO, Fibergrate, Fibregrid, Fibrecrete, Flecto, Flowcrete, Grupo PV, Hummervoll, illbruck, Mohawk, Prime Resins, Rust-Oleum, Specialty Polymer Coatings, Stonhard, TCI, Toxement, Tremco, Tuf-Strand, Universal Sealants, Viapol, Watco and Zinsser.  As of May 31, 2017, our subsidiaries marketed products in approximately 168 countries and territories and operated manufacturing facilities in approximately 139 locations in the United States, Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, Saudi Arabia, South Africa, South Korea, Spain, Sweden, Turkey, the United Arab Emirates and the United Kingdom. Approximately 36% of our sales are generated in international markets through a combination of exports to and direct sales in foreign countries. For the fiscal year ended May 31, 2017, we recorded net sales of $5.0 billion.

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

Segment Information

Our business is divided into three reportable segments: the industrial reportable segment (“industrial segment”), the specialty reportable segment (“specialty segment”) and the consumer reportable segment (“consumer segment”). Within each reportable segment, we aggregate several operating segments which comprise individual companies or groups of companies and product lines, which generally address common markets, utilize similar technologies and are able to share manufacturing or distribution capabilities. The industrial segment (Tremco Group, tremco illbruck Group, and Performance Coatings Group), which comprises approximately 52% of our total net sales, includes maintenance and protection products for roofing and waterproofing systems, flooring, passive fire protection, corrosion control, high-performance sealing and bonding solutions, infrastructure rehabilitation and repair and other construction chemicals.  The specialty segment (Specialty Products Group (“SPG”) – Industrial Group) comprises approximately 14% of our total net sales, and includes industrial cleaners, restoration services equipment, colorants, exterior finishes, edible coatings and other specialty original equipment manufacturer (“OEM”) coatings. The consumer segment (Rust-Oleum Group, DAP Group and SPG-Consumer Group) comprises approximately 34% of our total net sales and includes rust-preventative, special purpose and decorative paints, caulks, sealants, primers, nail enamels, cement and woodcare coatings and other branded consumer products. See Note O, “Segment Information,” of the Notes to Consolidated Financial Statements, which appears in the 2017 Annual Report to Stockholders, and is incorporated herein by reference, for financial information relating to our three reportable segments and financial information by geographic area.

On May 31, 2010, Bondex International, Inc. and its parent, Specialty Products Holding Corp. (“SPHC”), voluntarily filed Chapter 11 reorganization proceedings in the United States Bankruptcy Court for the District of Delaware.  SPHC is our wholly owned subsidiary.  In accordance with Accounting Standards Codification (“ASC”) 810, when a subsidiary becomes subject to the control of a government, court, administrator, or regulator, deconsolidation of that subsidiary is generally required.  We had therefore deconsolidated SPHC and its subsidiaries from our balance sheet as of May 31, 2010, and had eliminated the results of SPHC’s operations from our results of operations beginning on that date.  Effective as of December 23, 2014, the United States Bankruptcy Court in Delaware and the United States District Court in Delaware confirmed the Bankruptcy Plan for SPHC and related entities and these entities emerged from bankruptcy. Accordingly, financial results of SPHC’s operating subsidiaries, which had not been included in our financial reports since the bankruptcy filing, have been reconsolidated with our results as of January 1, 2015, and are included in our results from that point forward.

Industrial Segment

Our industrial segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as owners of industrial manufacturing facilities, public institutions and other commercial customers. Our industrial segment generated $2.6 billion in net sales for the fiscal year ended May 31, 2017 and includes the following major product lines and brand names:

Tremco Group:

•

Waterproofing, coatings and institutional roofing systems used in building protection, maintenance and weatherproofing applications marketed under our Tremco, AlphaGuard, OneSeal, PowerPly, TremPly, TremLock, Vulkem and TREMproof brand names;

•	sealants, air barriers, tapes and foams that seal and insulate joints in various construction assemblies and glazing assemblies marketed under our Tremco, Dymonic, ExoAir and Spectrem brand names;
•	new residential home weatherization systems marketed under our TUFF-N-DRI, Watchdog Waterproofing and Enviro-Dri brand names; and
•	specialized roofing and building maintenance and related services marketed by our Weatherproofing Technologies subsidiary.

tremco illbruck Group:

•	sealing and bonding solutions for windows and doors, facades, interiors and exteriors under our illbruck brand name;
•	flooring, waterproofing and in-plant glazing solutions under our Tremco brand name;
•	solutions for fire stopping and intumescent steel coating under our Nullifire and Firetherm brand names; and
•	solutions for the manufacturing industry under our Pactan brand name.

Performance Coatings Group:

•

high-performance polymer flooring systems for industrial, institutional and commercial facilities, as well as offshore and marine structures and cruise, ferry and navy ships marketed under our Stonhard, Flowcrete, RPM Belgium, Hummervoll and API brand names;

•	commercial, decorative flooring for architectural and design applications under the Flowcrete, Liquid Elements, Expanko, and Fritztile brand names;
•	fiberglass reinforced plastic gratings and shapes used for industrial platforms, staircases and walkways marketed under our Fibergrate, Chemgrate, Corgrate, Fibregrid and Safe-T-Span brand names;
•

high-performance, heavy-duty corrosion-control coatings, containment linings, fireproofing and soundproofing products and heat and cryogenic insulation products for a wide variety of industrial infrastructure and oil and gas-related applications marketed under our Carboline, Specialty Polymer Coatings, Nullifire, Charflame, Firefilm, A/D Fire, Thermo-Lag, Plasite and Perlifoc brand names;

•	rolled asphalt roofing materials, waterproofing products, and chemical admixtures marketed under our Viapol, Vandex and Betumat brand names;

•

concrete and masonry admixtures, concrete fibers, curing and sealing compounds, structural grouts and mortars, epoxy adhesives, injection resins, polyurethane foams, floor hardeners and toppings, joint fillers, industrial and architectural coatings, decorative color/stains/stamps, and a comprehensive selection of restoration materials marketed under the Euclid, CAVE, Toxement, Viapol, Dural, EUCO, Eucon, Fiberstrand, Increte Systems, Plastol, Sentinel, Speed Crete, Tuf-Strand, Prime Gel, Prime Bond, Prime Coat, Prime Guard, Prime Rez and Prime Flex brand names;

•

specialty construction products including bridge expansion joints, bridge deck and parking deck membranes, curb and channel drains, highway markings, protective coatings and asphalt and concrete repair products marketed under our Universal Sealants, BridgeCare, StructureCare, Pitchmastic, Nufins, Visul, EnviroKerb, EnviroChannel, EnviroDeck, EnviroGrate, Fibrecrete, Texacrete, Fibrejoint, Samiscreed and Epoplex brand names; and

•	amine curing agents, reactive diluents, specialty epoxy resins and other intermediates under our Arnette Polymers brand name.

Specialty Segment

Our specialty segment products are sold throughout North America and a few international locations, primarily in Europe.  Our specialty product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The specialty segment generated $0.7 billion in net sales for the fiscal year ended May 31, 2017 and includes the following major product lines and brand names:

•	fluorescent colorants and pigments marketed under our Day-Glo, Radiant and Dane Color brand names;
•

shellac-based-specialty coatings for industrial and pharmaceutical uses, edible glazes, food coatings and ingredients marketed under our Mantrose-Haeuser, NatureSeal and Holton Food Products brand names;

•	highly insulated building cladding materials (Exterior Insulating and Finishing Systems, “EIFS”) principally marketed in the U.S., Canada, U.K. and Poland under the Dryvit brand name;
•	fire and water damage restoration products marketed under the Dri-Eaz, Unsmoke and ODORx brand names;
•	professional carpet cleaning and disinfecting products marketed under the Sapphire Scientific, Chemspec and Prochem brand names;
•	fuel additives marketed under our Valvtect brand name;
•	wood treatments marketed under our Kop-Coat and Tru-Core brand names;
•	pleasure marine coatings marketed under our Pettit, Woolsey and Z-Spar brand names;
•	wood furniture finishes and touch-up products marketed under our CCI, Mohawk, Chemical Coatings, Behlen, Westfield Coatings, Finishworks and Morrells brand names; and
•	a variety of products for specialized applications, including powder coatings for exterior and interior applications marketed under our TCI brand name.

Consumer Segment

Our consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe, Australia, South Africa and South America.  Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops, cosmetic companies and to other smaller customers through distributors. Our consumer segment generated $1.7 billion in net sales in the fiscal year ended May 31, 2017 and is composed of the following major product lines and brand names:

Rust-Oleum Group:

•

a broad line of coating products to protect and decorate a wide variety of surfaces for the DIY and professional markets which are sold under several key Rust-Oleum brand names, including Stops Rust, American Accents, Painter’s Touch, Specialty, Professional, Universal, Varathane, NeverWet, Watco, Epoxy Shield, Restore, Rock Solid, SPS, Spraymate, Krud Kutter, Zinsser, XIM, Industrial Choice, Labor Saver, Road Warrior, Sierra Performance, Hard Hat, Mathys, CombiColor, Noxyde, Blackfriar, HiChem and MultiSpec. In addition, Rust-Oleum branded products in Canada are marketed under the Rust-Oleum, Tremclad, Varathane and Zinsser brand names;

•

a broad line of specialty products targeted to solve problems for the paint contractor and the DIYer for applications that include surface preparation, mold and mildew prevention, wallpaper removal and application, and waterproofing, under our Zinsser, B-I-N, Bulls Eye 1-2-3, Cover Stain, DIF, FastPrime, Sealcoat, Jomax, Gardz, Perma-White, Shieldz, Watertite, Okon, Parks, Papertiger and Walworks brand names;

•	deck and fence restoration products under the Wolman brand name;
•	metallic and faux finish coatings marketed under our Modern Masters brand name;
•	exterior wood deck and concrete restoration systems, and flooring finishes marketed under our Restore and RockSolid brand names; and
•	an assortment of other products, including hobby paints and cements marketed under our Testors brand name.

DAP Group:

•

a complete line of caulks, sealants, adhesives, insulating foam, spackling, glazing, and other general patch and repair products for home improvement and construction marketed through a wide assortment of DAP branded products, including ‘33’, ‘53’, ‘1012’, 4000, 7000, Alex, Alex Fast Dry, Alex Plus, Alex Ultra, Alex Flex, Beats The Nail, Blend-Stick, Blockade, Butyl-Flex, Caulk-Be-Gone, Crack Shot, Custom-Patch, DAP 3.0, DAP CAP, DAPtex, DryDex, Dynaflex 230, Dynagrip, Elastopatch, Fast ‘N Final, FastPatch, Kwik Foam, Kwik Seal, Kwik Seal Plus, Kwik Seal Ultra, Mono, Patch Stick, Patch-N-Paint, Plastic Wood, Presto Patch, Quick Plug, Rapid Fuse, Rely-On, Seal ‘N Peel, SIDE Winder, Silicone Plus, Simple Seal, SMARTBOND, StrongStik, Touch’N Foam, Touch’N Seal, Weldwood and Phenoseal, which is a brand of Gloucester Company Inc., which is a subsidiary of DAP Products Inc.

SPG-Consumer Group:

•	nail enamel, polish and coating components for the personal care industry.

Foreign Operations

For the fiscal year ended May 31, 2017, our foreign operations accounted for approximately 34% of our total net sales, excluding any direct exports from the United States. Our direct exports from the United States were approximately 2% of our total net sales for the fiscal year ended May 31, 2017. In addition, we receive license fees and royalty income from numerous international license agreements, and we also have several joint ventures, which are accounted for under the equity method, operating in various foreign countries. We have manufacturing facilities in Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, Saudi Arabia, South Africa, South Korea, Spain, Sweden, Turkey, the United Arab Emirates and the United Kingdom. We also have sales offices or warehouse facilities in Austria, The Czech Republic, Egypt, Finland, Hong Kong, Hungary, Indonesia, Japan, Kenya, Kuwait, Oman, Portugal, Peru, Qatar, Russia, Singapore, Switzerland, Thailand, Vietnam and several other countries. Information concerning our foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition, which appears in the 2017 Annual Report to Stockholders, and is incorporated herein by reference.

Competition

We conduct our business in highly competitive markets, and all of our major products face competition from local, regional, national and multi-national firms. Our markets, however, are fragmented, and we do not face competition across all of our products from any one competitor in particular. Several of our competitors have access to greater financial resources and larger sales organizations than we do. While third-party figures are not necessarily available with respect to the size of our position in the market for each of our products, we believe that we are a major producer of caulks, sealants, insulating foams, patch-and-repair products for the general consumer as well as for the residential building trade; roofing systems; urethane sealants and waterproofing materials; aluminum coatings; cement-based coatings; hobby paints; small project paints; industrial-corrosion-control products; fireproofing; consumer rust-preventative coatings; polymer floorings; fluorescent coatings and pigments; fiberglass-reinforced-plastic gratings; nail polish; water and fire damage restoration products; carpet cleaning systems and shellac-based coatings. However, we do not believe that we have a significant share of the total protective coatings market (on a world-wide basis). The following is a summary of the competition that our key products face in the various markets in which we compete:

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

Industrial Protective Coatings Products.  Anti-corrosion protective coatings and fireproofing must withstand the destructive elements of nature and operating processes under harsh environments and conditions. Some of the larger consumers of high-performance protective and corrosion control coatings, fireproofing and intumescent steel coatings are the oil and gas, pulp and paper, petrochemical, shipbuilding, high-rise building construction, public utility and bridge and highway industries, and water and wastewater treatment plants. These markets are highly fragmented. We and our competitors compete for market share by supplying a wide variety of high-quality products and by offering customized solutions. Our protective industrial coating products are marketed primarily under our Carboline, Specialty Polymer Coatings, Plasite, Nullifire, Firefilm, Charflame, A/D Fire, Thermo-lag, Perlifoc and Epoplex brand names.

Roofing Systems Products

In the roofing industry, re-roofing applications have historically accounted for three-quarters of U.S. demand, with the remaining quarter generated by new roofing applications. The largest manufacturers of roofing systems products focus primarily on residential roofing as well as single-ply systems for low-end, commercial and institutional applications, competing mainly on price and, to a lesser degree, service. In contrast, we compete primarily for the higher-end, multi-ply and modified bitumen applications in the built-up and low-slope roofing industry. This specialty niche within the larger market tends to exhibit fewer commodity-market characteristics, with customers valuing the greater protection and longer life provided by these roofing systems, as well as ongoing maintenance, inspection and technical services. Our roofing systems are primarily marketed under our Tremco and Viapol brands. Historically, our typical roofing systems customers have included governmental facilities, universities, schools, hospitals, museums and certain manufacturing facilities. However, we are also very active in the growing market of sustainable roofing systems, and our Tremco Roofing fluid applied and restoration coating systems continue to represent our fastest growing product segment.  Our restoration systems meet sustainable objectives including energy efficiency through reflectivity and emissivity, and eliminate environmentally and economically costly landfill waste.

Construction Chemical Products

Flooring Systems Products.  Polymer flooring systems are used in industrial, commercial and, to a lesser extent, residential applications to provide a smooth, seamless surface that is impervious to penetration by water and other substances while being easy to clean and maintain. These systems are particularly well-suited for clean environments such as pharmaceutical, food and beverage and healthcare facilities. In addition, the fast installation time and long-term durability of these systems and products make them ideal for industrial floor repair and restoration. Polymer flooring systems are based on epoxy, polyurethane and methylmethacrylate resins. Most of these flooring systems are applied during new construction, but there is also a significant repair and renovation market. Key performance attributes in polymer flooring systems that distinguish competitors for these applications include static control, chemical resistance, contamination control, durability and aesthetics. We market our flooring systems under the Stonhard, Flowcrete, RPM Belgium, Expanko, Fritztile, Hummervoll and API brand names.

FRP Grating and Structural Composites.  Fiberglass reinforced plastic grating, or FRP, is used primarily in industrial and, to a lesser extent, commercial applications. FRP grating exhibits many specialized features, which make it a beneficial alternative to traditional steel or aluminum grating. These include a high strength-to-weight ratio, high corrosion resistance, electrical and thermal non-conductivity, and molded-in color, which eliminates the need for repainting. FRP grating is used for platforms, walkways, stairs and structures for a variety of applications, including those in the food and beverage, chemical processing, water-wastewater, pulp and paper, and offshore oil and gas industries. Other structural composites include trench drains, channel drains, curbing and structural members.  Key attributes that differentiate competitors in these markets include product quality, depth of product line, and design-and-fabrication services. Our products for these applications are sold under our Fibergrate, Chemgrate, Corgrate, Fibregrid, Safe-T-Span, EnviroKerb, EnviroChannel, EnviroDeck and EnviroGrate brand names.

Sealants, Waterproofing, Concrete and Masonry Products.  Sealants, which are used primarily for commercial buildings, include urethane, silicone, latex, butyl and hybrid technology products, and are designed to be installed in construction joints for the purpose of providing a flexible and air and water-tight seal. Waterproof coatings, usually urethane or asphalt based, are installed in exposed and buried applications to waterproof and protect concrete. Structural and traffic bearing membranes are used in a variety of applications for bridge deck construction and restoration and the protection and preservation of balconies, pedestrian walkways and parking structures.  In the concrete and masonry additives market, a variety of chemicals and fibers can be added to concrete and masonry to improve the processability, performance, or appearance of these products. Chemical admixtures for concrete are typically grouped according to their functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. Curing and sealing compounds, structural grouts, epoxy adhesives, injection resins, floor hardeners and toppings, joint fillers, industrial and architectural coatings, decorative color/stains/stamps, and a comprehensive selection of restoration materials are used to protect, repair or improve new or existing concrete structures used in the construction industry, and rehabilitation and repair of roads, highways, bridges and other infrastructure. The key attributes that differentiate competitors for these applications include quality assurance, on-the-job consultation and value-added, highly engineered products. We primarily offer products marketed under our Tremco, EUCO, Toxement, Viapol, Betumat, CAVE, Vandex, illbruck, Tamms, AlphaGuard, OneSeal, PowerPly, TremPly, TremLock, Vulkem, TREMproof, Dymonic, Increte, TUFF-N-DRI, Universal Sealants, Nufins, StructureCare, BridgeCare, Pitchmastic, Visul, Fibrecrete, Texacrete, Fibrejoint, Samiscreed, Prime Rez, Prime Gel, Prime Guard, Prime Coat, Prime Bond, Prime Flex, Watchdog Waterproofing, PSI, Tuf-Strand and Enviro-Dri brand names for this line of business.

Intellectual Property

Our intellectual property portfolios include valuable patents, trade secrets and know-how, domain names, trademarks, trade and brand names. In addition, through our subsidiaries, we continue to conduct significant research and technology development activities. Among our most significant intangibles are our Rust-Oleum®, Carboline®, DAP®, illbruck® and Tremco® trademarks.

Rust-Oleum Corporation and some of our other subsidiaries own more than 1,000 trademark registrations or applications in the United States and numerous other countries for the trademark “Rust-Oleum®” and other trademarks covering a variety of rust-preventative, decorative, general purpose, specialty, industrial and professional products sold by Rust-Oleum Corporation and related companies.

Carboline Company and some of our other subsidiaries own more than 370 other trademark registrations or applications in the United States and numerous other countries covering the products sold by the Carboline Company and related companies, including two United States trademark registrations for the trademark “Carboline®”.

DAP Products, Inc. and other subsidiaries of the Company own more than 450 trademark registrations or applications in the United States and numerous other countries for the “DAP®” trademark, the “Putty Knife design” trademark and other trademarks covering products sold under the DAP brand and related brands.

Tremco Incorporated and some of our other subsidiaries own more than 85 registrations for the trademark “Tremco®” in the United States and numerous countries covering a variety of roofing, sealants and coating products. There are also many other trademarks of Tremco Incorporated and some of our other subsidiaries that are the subject of registrations or applications in the United States and numerous other countries, bringing the total number of registrations and applications covering products sold under the Tremco brand and related brands to more than 540.

Our other principal product trademarks include: 2X Ultra Cover®, AlphaGuard®, Alumanation®, Betumat™, B-I-N®, Bitumastic®, Bulls Eye 1-2-3®, Chemgrate®, Dri-Eaz, Dymonic®, EnerEDGE®, Enviro-Dri®, EUCO®, ExoAir®, Expanko®, Flecto™, Fibergrate®, Floquil®, Fritztile®, Paraseal®, Permaroof®, Plasite®, Proglaze®, Sanitile®, Solargard®, Spectrem®, Stonblend®, Stonclad®, Stonhard®, Stonlux®, Stonshield®, Testors®, TREMproof®, TUFF-N-DRI®, Varathane®, Viapol™, Vulkem®, Watchdog Waterproofing®, Woolsey®, Zinsser® and Z-Spar®; and, in Europe, API™, Perlifoc®, Hummervoll®, USL®, Nufins®, Pitchmastic®, Visul®, Flowcrete™, Nullifire™, Radglo™ and Martin Mathys™. Our trademark registrations are valid for a variety of different terms of up to 20 years, and may be renewable as long as the trademarks continue to be used and all other local conditions for renewal are met.  Our trademark registrations are maintained and renewed on a regular basis as required.

Raw Materials

The cost and availability of raw materials materially impact our financial results.  We obtain raw materials from a number of suppliers.  Many of our raw materials are petroleum-based derivatives, minerals and metals.  The cost of raw materials has in the past experienced, and likely will continue to experience, periods of volatility which could increase the cost of manufacturing our products.  Under normal market conditions, these materials are generally available on the open market from a variety of producers; however, shortages are a possibility.  Interruptions in the supply of raw materials could have a significant impact on our ability to produce products. Recently, some raw material costs have increased significantly and we have experienced some tightening in supply.  Adequate supply of critical raw materials is managed by establishing contracts, procuring from multiple sources, and identifying alternative materials or technology; however, the unavailability of raw materials or increased prices of raw materials that we are unable to pass along to our customers could have a material adverse effect on our business, financial condition or results of operations.

Seasonal Factors

Our business is dependent, to a significant extent, on external weather factors. We historically experience stronger sales and net income in our first, second and fourth fiscal quarters, which are the three month periods ending August 31, November 30 and May 31, respectively, while we have experienced weaker performance in our third fiscal quarter.

Customers

Ten large consumer segment customers, such as DIY home centers, on a combined basis represented approximately 23% of our total net sales for each of the fiscal years ended May 31, 2017, 2016 and 2015. Except for sales to these customers, our business is not dependent upon any one customer or small group of customers, but is largely dispersed over a substantial number of customers.

Backlog

We historically have not had a significant backlog of orders, and we did not have a significant backlog at May 31, 2017.

Research and Development

Our research and development work is performed at various laboratory locations. During fiscal years 2017, 2016 and 2015, approximately $64.9 million, $61.5 million and $56.7 million, respectively, was charged to expense for research and development activities. In addition to this laboratory work, we view our field technical service as being integral to the success of our research activities. Our research and development activities and our field technical service costs are both included as part of our selling, general and administrative expenses.

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

For information regarding environmental accruals, see Note N, “Contingencies and Other Accrued Losses,” of the Notes to our Consolidated Financial Statements, which appears in the 2017 Annual Report to Stockholders, and is incorporated herein by reference. For more information concerning certain environmental matters affecting us, see “Item 3 — Legal Proceedings — Environmental Proceedings” in this Annual Report on Form 10-K.

Employees

As of May 31, 2017, we employed 14,318 persons, of whom approximately 879 were represented by unions under contracts which expire at varying times in the future.  We believe that all relations with employees and their unions are good.

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

We were notified by the SEC on June 24, 2014 that we are the subject of a formal investigation pertaining to the timing of our disclosure and accrual of loss reserves in fiscal 2013 with respect to the previously disclosed Department of Justice (“DOJ”) and General Services Administration (“GSA”) investigation into compliance issues relating to Tremco Roofing Division’s GSA contracts.  As previously disclosed, our audit committee completed an investigation into the facts and circumstances surrounding the timing of our disclosure and accrual of loss reserves with respect to the GSA and DOJ investigations, and determined to restate our financial results for the first, second and third quarters of fiscal 2013.  The restatement shifted accrual amounts among the three quarters, which had the effect of reducing net income by $7.2 million and $10.8 million for the quarterly periods ended August 31, 2012 and November 30, 2012, respectively, and increasing net income for the quarterly period ended February 28, 2013 by $18.0 million. These restatements had no impact on our audited financial results for the fiscal year ended May 31, 2013. The audit committee’s investigation concluded that there was no intentional misconduct on the part of any of our officers.

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

The use of accounting estimates involves judgment and could impact our financial results.

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Our most critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in RPM’s 2017 Annual Report to Stockholders, under, “Critical Accounting Policies and Estimates.”  Additionally, as discussed in Note N, “Contingencies and Other Accrued Losses,” of the Notes to Consolidated Financial Statements in the 2017 Annual Report to Stockholders, and is incorporated herein by reference, we make certain estimates, including decisions related to legal proceedings and various loss reserves.  These estimates and assumptions involve the use of judgment, and therefore, actual financial results may differ.

Our operations have been and could continue to be adversely affected by global market and economic conditions in ways we may not be able to predict or control.

Global economic uncertainty continues to exist, including uncertainty relating to the United Kingdom’s vote to leave the European Union (“Brexit”). Our operations could be adversely affected by global economic conditions if global markets were to decline in the future, whether related to Brexit or otherwise. Any future economic declines may result in decreased revenue, gross margin, earnings or growth rates and difficulty in managing inventory levels and collection of customer receivables. We also have experienced, and expect to continue to experience, increased competitive pricing pressure. In addition, customer difficulties in the future could result from economic declines or issues arising from the cyclical nature of their business and, in turn, result in decreases in product demand, increases in bad debt write-offs, decreases in timely collection of accounts receivable and adjustments to our allowance for doubtful accounts receivable, resulting in material reductions to our revenues and net earnings.

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

The results of our annual testing and as-required interim testing of goodwill and other intangible assets have required, and in the future may require that we incur impairment charges.

As of May 31, 2017, we had approximately $1.7 billion in goodwill and other intangible assets. The Accounting Standards Codification (“ASC”) section 350 requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise, using either a qualitative assessment or a fair-value approach at the reporting unit level. We perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, as of the first day of our fourth fiscal quarter. The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, which is a subjective process that takes into account both internal and external factors. Impairment assessment requires the use of significant judgment with regard to estimates and assumptions surrounding future results of operations and cash flows. During the second and third quarters of fiscal 2017, we identified certain factors that we considered important in assessing the requirement to perform an interim goodwill and intangible asset impairment evaluation for our Kirker reporting unit and our Restore indefinite tradename asset.  As a result of those interim impairment assessments, we recorded losses for goodwill and other intangible assets of $188.3 million relating to our Kirker reporting unit and $4.9 million relating to our Restore tradename, respectively. Our required annual impairment testing for goodwill and other intangible assets, which we performed during the fourth quarter of the fiscal years ended May 31, 2017, 2016 and 2015, did not result in any impairment loss.  In the future, if global economic conditions were to decline significantly, or if our reporting units experienced significant declines in business, we may incur additional, substantial goodwill and other intangible asset impairment charges. The amount of any such impairment charge could have a material adverse effect on our results of operations.

Our significant amount of indebtedness could have a material adverse impact on our business.

Our total debt levels were approximately $2.1 billion and $1.6 billion at May 31, 2017 and 2016, respectively, which compares with $1.4 billion in stockholders’ equity at May 31, 2017. Our level of indebtedness could have important consequences.  For example, it could:

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

We obtain raw materials from a number of suppliers.  Many of our raw materials are petroleum-based derivatives, minerals and metals.  The cost of raw materials has in the past experienced, and likely will continue to experience, periods of volatility which could increase the cost of manufacturing our products.  Under normal market conditions, these materials are generally available on the open market from a variety of producers; however, unexpected shortages are a possibility.  Interruptions in the supply of raw materials could have a significant impact on our ability to produce products. Recently, some raw material costs have increased significantly and we have experienced some tightening in supply.  Adequate supply of critical raw materials is managed by establishing contracts, procuring from multiple sources, and identifying alternative materials or technology; however, the unavailability of raw materials or increased prices of raw materials that we are unable to pass along to our customers could have a material adverse effect on our business, financial condition or results of operations.

The markets in which we operate are highly competitive and some of our competitors are much larger than we are and may have greater financial resources than we do.

The markets in which we operate are fragmented, and we do not face competition from any one company across all of our product lines. However, any significant increase in competition, as a result of the consolidation of competitors, including the merger of Sherwin-Williams and Valspar, or otherwise, may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced gross profit margins. Increased competition may also impair our ability to grow or to maintain our current levels of revenues and earnings. Companies that compete in our markets include Akzo Nobel, Ferro, GCP Applied Technologies, H.B. Fuller, Masco, PPG, and Sherwin-Williams. Several of these companies are much larger than we are and may have greater financial resources than we do. Increased competition with these companies could prevent the institution of price increases or could require price reductions or increased spending to maintain our market share, any of which could adversely affect our results of operations.

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

Some of our operating companies, particularly in the consumer segment, face a substantial amount of customer concentration. Our key consumer segment customers include Ace Hardware, Cotter & Company, Do It Best, The Home Depot, Lowe’s, Menards, Orgill, Rona, Wal-Mart and W.W. Grainger. Sales to our ten largest consumer segment customers accounted for approximately 23%, 23% and 23% of our total net sales for the fiscal years ended May 31, 2017, 2016 and 2015, respectively, and 67%, 68% and 67%, respectively, of the consumer segment’s net sales for those same fiscal years. Sales to the Home Depot represented less than 10% of our consolidated net sales for fiscal 2017 and 2016, and 10% of our consolidated net sales for fiscal 2015, and 28%, 28% and 29% of our consumer segment net sales for fiscal 2017, 2016 and 2015, respectively.  If we were to lose one or more of our key customers, or experience a delay or cancellation of a significant order, or incur a significant decrease in the level of purchases from any of our key customers, or experience difficulty in collecting amounts due from a key customer, our net revenues could decline materially and our operating results could be reduced materially.

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

Similarly, the reputations of our branded products depend on numerous factors, including the successful advertising and marketing of our brand names, consumer acceptance, continued trademark validity, the availability of similar products from our competitors, and our ability to maintain our products’ quality and technological advantages and claims of superior performance. A loss of a brand or in the actual or perceived value of our brands could limit or reduce the demand for our products, and could negatively impact our business and financial condition.

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

Compliance with environmental, health and safety laws and regulations could subject us to unforeseen future expenditures or liabilities, which could have a material adverse effect on our business.

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

Our businesses are subject to varying domestic and foreign laws and regulations that may restrict or adversely impact our ability to conduct our business.  These include securities, environmental, health, safety, tax, competition and anti-trust, trade controls, data security, employment and privacy laws and regulations.  These laws and regulations change from time to time and thus may result in increased costs to us related to our compliance therewith.  From time to time regulators review our compliance with applicable laws. We have not always been, and may not always be, in full compliance with all laws and regulations applicable to our business and, thus enforcement actions, fines and private litigation claims and damages, which could be material may occur, notwithstanding our belief that we have in place appropriate risk management and compliance programs to mitigate these risks.

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

Our foreign manufacturing operations accounted for approximately 34% of our net sales for the fiscal year ended May 31, 2017, not including exports directly from the U.S. which accounted for approximately 2% of our net sales for fiscal 2017. We plan to continue to grow our international operations and the growth and maintenance of such operations could be adversely affected by Brexit, changes in political and economic conditions, inflation rates, trade protection measures, restrictions on foreign investments and repatriation of earnings, changing intellectual property rights, difficulties in staffing and managing foreign operations and changes in regulatory requirements that restrict the sales of our products or increase our costs. Further, we may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these regulations could have adverse effects on our results of operations.

Significant foreign currency exchange rate fluctuations may harm our financial results.

We conduct business in various regions throughout the world and are therefore subject to market risk due to changes in the exchange rates of foreign currencies in relation to the U.S. dollar.  Because our consolidated financial statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business could materially adversely affect our net revenues, operating income and the carrying values of our assets located outside the U.S.  For example, Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business.  Such strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results.

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

Data privacy and data security considerations could impact our business.

The interpretation and application of data protection laws in the U.S., Europe, including but not limited to the General Data Protection Regulation (the “GDPR”), and elsewhere are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices.  Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.  Further, although we are implementing internal controls and procedures designed to ensure compliance with the GDPR and other privacy-related laws, rules and regulations (collectively, the “Data Protection Laws””), there can be no assurance that our controls and procedures will enable us to be fully compliant with all Data Protection Laws.

Despite our efforts to protect sensitive information and confidential and personal data, comply with applicable laws, rules and regulations and implement data security measures, our facilities, and systems may be vulnerable to security breaches and other data loss, including cyber-attacks and, in fact, we have experienced data security incidents that have not had a material impact on our financial results.  In addition, it is not possible to predict the impact on our business of the future loss, alteration or misappropriation of information in our possession related to us, our employees, former employees, customers, suppliers or others. This could lead to negative publicity, legal claims, theft, modification or destruction of proprietary information or key information, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions and other significant costs, which could adversely affect our reputation, financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties.

Our corporate headquarters and a plant and offices for one subsidiary are located on a 119-acre site, which we own in Medina, Ohio. As of May 31, 2017, our operations occupied a total of approximately 15.8 million square feet, with the majority, approximately 13.3 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 15.8 million square feet occupied, approximately 8.0 million square feet are owned and approximately 7.8 million square feet are occupied under operating leases.

Set forth below is a description, as of May 31, 2017, of our principal facilities which we believe are material to our operations:

		Approximate
		Square Feet Of	Leased or
Location	Business/Segment	Floor Space	Owned

Hertogenbosch, Netherlands	Rust-Oleum (Consumer)	507,400	Owned
Capacava, Brazil	Euclid (Industrial)	325,000	Owned
Pleasant Prairie, Wisconsin	Rust-Oleum (Consumer)	303,200	Owned
Cleveland, Ohio	Day-Glo (Specialty)	224,624	Owned
Toronto, Ontario, Canada	Tremco (Industrial)	207,160	Owned
LaFayette, Georgia	Euclid (Industrial)	201,109	Owned
Cleveland, Ohio	Euclid (Industrial)	230,591	Owned
Cleveland, Ohio	Tremco (Industrial)	160,300	Owned
Bodenwoehr, Germany	illbruck (Industrial)	151,171	Owned
Baltimore, Maryland	DAP (Consumer)	144,200	Owned
Hagerstown, Maryland	Rust-Oleum (Consumer)	143,000	Owned
Arkel, Netherlands	illbruck (Industrial)	140,067	Owned
Tipp City, Ohio	DAP (Consumer)	140,000	Owned
Zelem, Belgium	Rust-Oleum (Consumer)	136,150	Owned
Attelboro, Massachusetts	Mantrose (Specialty)	133,650	Owned
Hudson, North Carolina	Wood Finishes Group (Specialty)	129,300	Owned
Cherry Hill, New Jersey	Stonhard (Industrial)	121,790	Owned
Lier, Norway	Carboline (Industrial)	116,953	Owned
Lake Charles, Louisiana	Carboline (Industrial)	114,287	Owned
Birtley, United Kingdom	Rust-Oleum (Consumer)	112,354	Owned
Somerset, New Jersey	Rust-Oleum (Consumer)	110,000	Owned
Wigan, Lanc, United Kingdom	illbruck (Industrial)	106,020	Owned
Maple Shade, New Jersey	Stonhard (Industrial)	77,500	Owned
Dallas, Texas	DAP (Consumer)	74,000	Owned
Ellaville, Georgia	TCI (Specialty)	55,000	Owned
Kenosha, Wisconsin	Rust-Oleum (Consumer)	850,243	Leased
Martinsburg, West Virginia	Rust-Oleum (Consumer)	742,938	Leased
Riverside, California	Rust-Oleum (Consumer)	309,535	Leased
Cleveland, Ohio	Tremco (Industrial)	298,175	Leased
Vaughan, Ontario, Canada	Rust-Oleum (Consumer)	213,847	Leased
Baltimore, Maryland	DAP (Consumer)	188,555	Leased
Williamsport, Maryland	Rust-Oleum (Consumer)	162,058	Leased
Garland, Texas	DAP (Consumer)	130,900	Leased
Burlington, Washington	Legend Brands (Specialty)	113,875	Leased
Lake Charles, Louisiana	Carboline (Industrial)	100,035	Leased
Bodenwoehr, Germany	illbruck (Industrial)	100,000	Leased

We lease certain of our properties under long-term leases. Some of these leases provide for increased rent based on an increase in the cost-of-living index. For information concerning our rental obligations, see Note K, “Leases” of the Notes to Consolidated Financial Statements, which appears in the 2017 Annual Report to Stockholders and is incorporated herein by reference. Under many of our leases, we are obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.

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

The U.S. Environmental Protection Agency issued a Notice of Violation to Rust-Oleum Corporation alleging three violations of regulations/permits issued under the Clean Air Act.  With respect to the resolution of this Notice of Violation, Rust-Oleum paid a penalty of $181,000 in April 2017.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth at page 64 of the 2017 Annual Report to Stockholders under the heading, “Quarterly Stock Price and Dividend Information” is incorporated herein by reference.

The following table presents information about repurchases of RPM International Inc. Common Stock made by us during the fourth quarter of fiscal 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
March 1, 2017 through March 31, 2017	9,545	$55.03	—	—
April 1, 2017 through April 30, 2017	6,189	$52.64	—	—
May 1, 2017 through May 31, 2017	18,555	$54.20	—	—
Total - Fourth Quarter	34,289	$54.15	—	—

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

(2)	Refer to Note G of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated financial data for each of the five years during the period ended May 31, 2017.

	Fiscal Years Ended May 31,
	2017	2016	2015	2014	2013
(Amounts in thousands, except per share and percentage data)
Net sales	$4,958,175	$4,813,649	$4,594,550	$4,376,353	$4,078,655
Income before income taxes	244,333	483,466	453,253	424,487	176,891
Net income	184,671	357,458	228,328	305,984	109,851
Return on sales %	3.7%	7.4%	5.0%	7.0%	2.7%
Basic earnings per share attributable to RPM International Inc. Stockholders	$1.37	$2.70	$1.81	$2.20	$0.75
Diluted earnings per share attributable to RPM International Inc. Stockholders	1.36	2.63	1.78	2.18	0.74
Total RPM International Inc. stockholders’ equity	1,436,061	1,373,833	1,291,392	1,382,844	1,200,858
Total RPM International Inc. stockholders' equity per share	10.99	10.62	9.94	10.68	9.31
Return on total RPM International Inc. stockholders’ equity %	13.2%	26.8%	17.1%	23.7%	9.2%
Average shares outstanding	130,662	129,383	129,933	129,438	128,956
Cash dividends paid	$156,752	$144,350	$136,179	$125,743	$117,647
Cash dividends declared per share	1.175	1.085	1.020	0.945	0.890
Retained earnings	1,172,442	1,147,371	936,996	833,691	667,774
Working capital	1,162,042	1,133,157	1,193,612	1,122,386	955,856
Total assets	5,090,449	4,764,969	4,680,062	4,365,657	4,110,019
Long-term debt	1,836,437	1,635,260	1,639,859	1,333,257	1,358,349
Depreciation and amortization	116,773	111,039	99,176	90,069	86,336
Cash from operating activities	386,127	474,706	330,448	278,149	368,454
Cash (used for) investing activities	(339,665)	(165,866)	(559,453)	(149,711)	(477,404)
Cash (used for) from financing activities	35,971	(206,105)	110,193	(137,243)	138,150

Note:

Acquisitions made by us during each of the periods presented and the reconsolidation of SPHC, which occurred on January 1, 2015, may impact comparability from year to year. (See Note A, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is set forth at pages 18 through 30 of the 2017 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth at page 30 of the 2017 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The information required by this item is set forth at pages 31 through 63 and 66 of the 2017 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 31, 2017 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of Deloitte & Touche LLP, our independent registered public accounting firm, are set forth at pages 65 and 67, respectively, of the 2017 Annual Report to Stockholders, which reports are incorporated herein by reference.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this item as to our Directors appearing under the caption “Election of Directors” in our 2017 Proxy Statement is incorporated herein by reference. Information required by Item 405 of Regulation S-K is set forth in the 2017 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. Information required by Items 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is set forth in the 2017 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

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

The name, age and positions of each of our Executive Officers as of July 24, 2017 are as follows:

Name	Age	Position and Offices Held
Frank C. Sullivan	56	Chairman and Chief Executive Officer
Ronald A. Rice	54	President and Chief Operating Officer
Russell L. Gordon	51	Vice President and Chief Financial Officer
Edward W. Moore	60	Senior Vice President, General Counsel and Chief Compliance Officer
Janeen B. Kastner	50	Vice President – Corporate Benefits and Risk Management
Matthew T. Ratajczak	49	Vice President – Global Tax and Treasurer
Barry M. Slifstein	57	Vice President – Investor Relations
Keith R. Smiley	55	Vice President – Finance and Controller

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

Item 11.  Executive Compensation.

The information required by this item is set forth in the 2017 Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2017 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2017 Proxy Statement under the headings “Related Person Transactions” and “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is set forth in the 2017 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Related Fee Arrangements,” which information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this 2017 Annual Report on Form 10-K:

1. Financial Statements.  The following consolidated financial statements of RPM and the reports of our independent registered public accounting firms thereon, included in our 2017 Annual Report to Stockholders on pages 31 through 63 and 66, are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets —

May 31, 2017 and 2016

Consolidated Statements of Income —

fiscal years ended May 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income —

fiscal years ended May 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows —

fiscal years ended May 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity —

fiscal years ended May 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements (including Unaudited Quarterly Financial Information)

2. Financial Statement Schedules.  The following consolidated financial statement schedule of RPM and the report of our independent registered public accounting firm thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements included in our 2017 Annual Report to Stockholders:

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
Frank C. Sullivan
Chairman and Chief Executive Officer

Date: July 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated this 24th day of July, 2017.

Signature	Title
/s/ Frank C. Sullivan	Chairman, Chief Executive Officer and a Director
Frank C. Sullivan	(Principal Executive Officer)

/s/ Russell L. Gordon	Vice President and Chief Financial Officer
Russell L. Gordon	(Principal Financial Officer)

/s/ Keith R. Smiley	Vice President-Finance and Controller
Keith R. Smiley	(Principal Accounting Officer)

/s/ John P. Abizaid	Director
John P. Abizaid

/s/ Bruce A. Carbonari	Director
Bruce A. Carbonari

/s/ David A. Daberko	Director
David A. Daberko

/s/ Jenniffer D. Deckard	Director
Jenniffer D. Deckard

/s/ Salvatore D. Fazzolari	Director
Salvatore D. Fazzolari

/s/ Thomas S. Gross	Director
Thomas S. Gross

/s/ Julie A. Lacacy	Director
Julie A. Lagacy

/s/ Craig S. Morford	Director
Craig S. Morford

/s/ Frederick R. Nance	Director
Frederick R. Nance

/s/ William B. Summers, Jr.	Director
William B. Summers, Jr.

RPM INTERNATIONAL INC.

Exhibit Index

Exhibit		Incorporated by reference herein
Number	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the Company	Registration Statement on Form S-8 (File No. 333-101501)	November 27, 2002

3.2	Amended and Restated By-Laws of the Company	Current Report on Form 8-K (File No. 001-14187)	April 27, 2009

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Company	Registration Statement on Form S-8 (File No. 333-101501)	November 27, 2002

4.2	Rights Agreement, dated April 21, 2009, by and between the Company and National City Bank, as Rights Agent	Current Report on Form 8-K (File No. 001-14187)	April 27, 2009

4.3	Indenture, dated as of February 14, 2008, between the Company, as issuer, and The Bank of New York Trust Company, as trustee	Registration Statement on Form S-3 (File No. 333-173395)	April 8, 2011

4.3.1	Form of 6.50% Senior Note Due 2018	Current Report on Form 8-K (File No. 001-14187)	February 20, 2008

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

		Current Report on Form 8-K (File No. 001-14187)	December 11, 2013

4.8	Indenture, dated as of April 8, 2014, between the Company and Wells Fargo Bank, National Association	Registration Statement on Form S-3 (File No. 333-195132)	April 8, 2014

Exhibit		Incorporated by reference herein
Number	Description	Form	Date
4.9

Officers’ Certificate and Authentication Order dated May 29, 2015 for the 5.250% Notes due 2045 (which includes the form of Note) issued pursuant to the Indenture dated as of April 8, 2014, between the Company and Wells Fargo Bank, National Association

		Current Report on Form 8-K (File No. 001-14187)	May 29, 2015

4.10

Officers’ Certificate and Authentication Order dated March 2, 2017 for the 5.250% Notes due 2045 (which includes the form of Note) issued pursuant to the Indenture dated as of April 8, 2014, between the Company and Wells Fargo Bank, National Association

		Current Report on Form 8-K (File No. 001-14187)	March 3, 2017

4.11

Officers’ Certificate and Authentication Order dated March 2, 2017 for the 3.750% Notes due 2027 (which includes the form of Note) issued pursuant to the Indenture dated as of April 8, 2014, between the Company and Wells Fargo Bank, National Association

		Current Report on Form 8-K (File No. 001-14187)	March 3, 2017

10.1	Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, date December 5, 2014	Current Report on Form 8-K (File No. 001-14187)	December 11, 2014

10.2	Second Amended and Restated Receivables Sales Agreement dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

10.2.1	Amendment No. 1 to Second Amended and Restated Receivables Sale Agreement, dated as of August 29, 2014	Quarterly Report on Form 10-Q (File No. 001-14187)	January 6, 2016

10.2.2	Amendment No. 2 to Second Amended and Restated Receivables Sale Agreement, dated as of November 3, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	January 6, 2016

10.2.3	Amendment No. 3 to Second Amended and Restated Receivables Sale Agreement, dated as of December 31, 2016	Quarterly Report on Form 10-Q (File No. 001-14187)	April 6, 2017

10.3	Amended and Restated Receivables Purchase Agreement, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 14, 2014

10.3.1	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of February 25, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2015

10.3.2	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated as of May 2, 2017	Current Report on Form 8-K (File No. 001-14187)	May 8, 2017

10.4	Amended and Restated Fee Letter, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

*10.5	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Frank C. Sullivan, Chairman and Chief Executive Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.6	Form of Amended and Restated Employment Agreement, by and between the Company and Ronald A. Rice, President and Chief Operating Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.7	Amended and Restated Employment Agreement, by and between the Company and Edward W. Moore, Vice President, General Counsel and Chief Compliance Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2011

*10.8	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

Exhibit		Incorporated by reference herein
Number	Description	Form	Date
*10.9	RPM International Inc. Benefit Restoration Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2001

*10.9.1	Amendment No. 1 to the RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003

*10.9.2	Amendment No. 2 to RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.10	RPM International Inc. Deferred Compensation Plan, as Amended and Restated Generally, effective January 1, 2005	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.10.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

10.11	Second Amendment and Restated Collection Account Agreement, dated July 29, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2010

*10.12	RPM, Inc. 1997 Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.12.1	First Amendment to the RPM, Inc. 1997 Restricted Stock Plan, effective as of October 1, 1998	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

*10.12.2	Second Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

*10.12.3	Third Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.12.4	Fourth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003

*10.12.5	Fifth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 16, 2004

*10.12.6	Sixth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007

*10.12.7	Seventh Amendment to the RPM International Inc. 1997 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.13	RPM International Inc. 2003 Restricted Stock Plan for Directors	Quarterly Report on Form 10-Q (File No. 001-14187)	January 14, 2004

*10.13.1	Amendment No. 1 to the RPM International Inc. 2003 Restricted Stock Plan for Directors	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007

*10.13.2	Amendment No. 2 to the RPM International Inc. 2003 Restricted Stock Plan for Directors, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.14	RPM International Inc. Amended and Restated 2004 Omnibus Equity and Incentive Plan, effective July 21, 2009	Definitive Proxy Statement (File No. 001-14187)	August 27, 2009

*10.14.1	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement (for grants prior to October 10, 2008)	Annual Report on Form 10-K (File No. 001-14187)	August 15, 2005

*10.14.2	Form of Stock Appreciation Rights Agreement (for grants prior to October 10, 2008)	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2005

Exhibit		Incorporated by reference herein
Number	Description	Form	Date
*10.14.3	Form of Performance-Contingent Restricted Stock (PCRS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 7, 2011

*10.14.4	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009

*10.14.5	Form of Stock Appreciation Rights Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009

*10.15	RPM International Inc. 2007 Restricted Stock Plan	Current Report on Form 8-K (File No. 001-14187)	October 12, 2006

*10.15.1	Amendment No. 1 to the RPM International Inc. 2007 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.16	RPM International Inc. Amended and Restated Incentive Compensation Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	October 9, 2007

*10.17	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Russell L. Gordon, Vice President and Chief Financial Officer	Annual Report on Form 10-K (File No. 001-14187)	July 24, 2013

10.18

Settlement Term Sheet, dated July 26, 2014, by and among the Company, Bondex, SPHC, Republic, the Asbestos Claimants’ Committee, counsel for each member of the Asbestos Claimant’s Committee in its individual capacity and on behalf of such member, and Eric Green, in his capacity as the Future Claimants’ Representative

		Current Report on Form 8-K (File No. 001-14187)	July 31, 2014

*10.19	RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 10, 2014	Definitive Proxy Statement (File No. 001-14187)	August 26, 2014

10.20	Plan of Reorganization	Current Report on Form 8-K (File No. 001-14187)	December 23, 2014

*10.21	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Janeen B. Kastner, Vice President – Corporate Benefits and Risk Management	Annual Report on Form 10-Q (File No. 001-14187)	October 7, 2015

12	Computation of Ratio of Earnings to Fixed Charges (x)

13.1	Portions of RPM International Inc.’s 2017 Annual Report to Stockholders (x)

21.1	Subsidiaries of the Company (x)

23.1	Consent of Independent Registered Public Accounting Firm (x)

23.2	Consent of Independent Registered Public Accounting Firm (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer (xx)

32.2	Section 1350 Certification of the Company Chief Financial Officer (xx)

Exhibit		Incorporated by reference herein
Number	Description	Form	Date

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Management contract or compensatory plan or arrangement.
(x)	Filed herewith.
(xx)	Furnished herewith.

RPM International Inc. and Subsidiaries

Valuation And Qualifying Accounts and Reserves (Schedule II)

		Additions	Acquisitions
		Charged to	(Disposals)
	Balance at	Selling,	of Businesses				Balance at
	Beginning	General and	and		(Deductions)		End
(In thousands)	of Period	Administrative	Reclassifications		Additions		of Period
Year Ended May 31, 2017
Current:
Allowance for doubtful accounts	$24,600	$13,747	$—		$5,791	(1)	$44,138
Accrued product liability reserves	$25,100	$5,262	$—		$(15,430)	(2)	$14,932
Accrued loss reserves	$1,053	$636	$(322)		$(265)	(2)	$1,102
Noncurrent:
Accrued product liability	$29,045	$15,005	$281		$(16,109)	(2)	$28,222
Environmental reserves	$1,676	$404	$328		$(661)	(2)	$1,747
Year Ended May 31, 2016
Current:
Allowance for doubtful accounts	$24,526	$8,692	$—		$(8,618)	(1)	$24,600
Accrued product liability reserves	$11,916	$13,848	$—		$(664)	(2)	$25,100
Accrued loss reserves	$1,383	$230	$—		$(560)	(2)	$1,053
Noncurrent:
Accrued product liability	$29,768	$9,637	$		$(10,360)	(2)	$29,045
Environmental reserves	$3,498	$730	$—		$(2,552)	(2)	$1,676
Year Ended May 31, 2015
Current:
Allowance for doubtful accounts	$27,641	$4,929	$1,715		$(9,759)	(1)	$24,526
Accrued product liability reserves	$10,589	$1,151	$579		$(403)	(2)	$11,916
Accrued loss reserves	$2,731	$937	$1,113	(3)	$(3,398)	(2)	$1,383
Noncurrent:
Accrued product liability	$29,653	$10,034	$		$(9,919)	(2)	$29,768
Environmental reserves	$2,005	$1,715	$1,370	(3)	$(1,592)	(2)	$3,498

(1)	Uncollectible accounts written off, net of recoveries
(2)	Primarily claims paid during the year, net of insurance contributions
(3)	Primarily transfers between current and noncurrent

S-1