Form 10-Q
period 2017-08-31
RPM INTERNATIONAL INC/DE/
filed 2017-10-04
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017,

or

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

As of September 29, 2017 133,535,736 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	August 31, 2017	May 31, 2017
Assets
Current Assets
Cash and cash equivalents	$236,191	$350,497
Trade accounts receivable (less allowances of
$45,063 and $44,138, respectively)	1,015,084	995,330
Inventories	851,312	788,197
Prepaid expenses and other current assets	260,361	263,412
Total current assets	2,362,948	2,397,436
Property, Plant and Equipment, at Cost	1,526,565	1,484,579
Allowance for depreciation	(770,692)	(741,893)
Property, plant and equipment, net	755,873	742,686
Other Assets
Goodwill	1,169,083	1,143,913
Other intangible assets, net of amortization	587,274	573,092
Deferred income taxes	22,126	19,793
Other	211,612	213,529
Total other assets	1,990,095	1,950,327
Total Assets	$5,108,916	$5,090,449
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$469,954	$534,718
Current portion of long-term debt	254,061	253,645
Accrued compensation and benefits	115,124	181,084
Accrued losses	26,406	31,735
Other accrued liabilities	229,602	234,212
Total current liabilities	1,095,147	1,235,394
Long-Term Liabilities
Long-term debt, less current maturities	1,868,229	1,836,437
Other long-term liabilities	491,677	482,491
Deferred income taxes	91,660	97,427
Total long-term liabilities	2,451,566	2,416,355
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	-	-
Common stock, par value $0.01; authorized 300,000 shares; issued 141,326 and outstanding 133,537 as of August 31, 2017; issued 141,242 and outstanding 133,563 as of May 31, 2017	1,335	1,336
Paid-in capital	961,956	954,491
Treasury stock, at cost	(223,567)	(218,222)
Accumulated other comprehensive (loss)	(429,382)	(473,986)
Retained earnings	1,248,769	1,172,442
Total RPM International Inc. stockholders' equity	1,559,111	1,436,061
Noncontrolling Interest	3,092	2,639
Total equity	1,562,203	1,438,700
Total Liabilities and Stockholders' Equity	$5,108,916	$5,090,449

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	August 31,	August 31,
	2017	2016
Net Sales	$1,345,394	$1,252,063
Cost of Sales	773,386	700,021
Gross Profit	572,008	552,042
Selling, General and Administrative Expenses	394,409	384,085
Interest Expense	26,773	22,778
Investment (Income), Net	(4,453)	(3,838)
Other (Income) Expense, Net	(5)	542
Income Before Income Taxes	155,284	148,475
Provision for Income Taxes	38,381	35,081
Net Income	116,903	113,394
Less: Net Income Attributable to Noncontrolling Interests	487	625
Net Income Attributable to RPM International Inc. Stockholders	$116,416	$112,769
Average Number of Shares of Common Stock Outstanding:
Basic	131,236	130,600
Diluted	135,720	135,241
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.87	$0.85
Diluted	$0.86	$0.83
Cash Dividends Declared per Share of Common Stock	$0.300	$0.275

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2017	2016
Net Income	$116,903	$113,394
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	44,478	(11,511)
Pension and other postretirement benefit liability adjustments (net of tax of $646; $2,799, respectively)	629	5,704
Unrealized (loss) gain on securities (net of tax of $(149); $1,096, respectively)	(78)	1,604
Unrealized (loss) on derivatives	(394)	-
Total other comprehensive income (loss)	44,635	(4,203)
Total Comprehensive Income	161,538	109,191
Less: Comprehensive Income Attributable to Noncontrolling Interests	518	625
Comprehensive Income Attributable to RPM International Inc. Stockholders	$161,020	$108,566

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2017	2016
Cash Flows From Operating Activities:
Net income	$116,903	$113,394
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	19,893	17,679
Amortization	11,483	11,121
Deferred income taxes	9,815	(434)
Stock-based compensation expense	7,465	8,171
Other non-cash interest expense	1,422	2,481
Realized (gains) on sales of marketable securities	(2,861)	(2,584)
Other	(140)	18
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	1,646	28,663
(Increase) in inventory	(46,771)	(42,763)
(Increase) in prepaid expenses and other current and long-term assets	(10,865)	(18,206)
(Decrease) in accounts payable	(72,688)	(70,598)
(Decrease) in accrued compensation and benefits	(69,008)	(77,738)
(Decrease) in accrued losses	(5,765)	(2,021)
Increase in other accrued liabilities	20,147	38,015
Other	(6,765)	1,302
Cash (Used For) Provided By Operating Activities	(26,089)	6,500
Cash Flows From Investing Activities:
Capital expenditures	(17,533)	(16,957)
Acquisition of businesses, net of cash acquired	(36,169)	(17,274)
Purchase of marketable securities	(56,275)	(13,099)
Proceeds from sales of marketable securities	40,792	12,602
Other	702	272
Cash (Used For) Investing Activities	(68,483)	(34,456)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	19,125	91,669
Reductions of long-term and short-term debt	(760)	(76,973)
Cash dividends	(40,089)	(36,529)
Shares repurchased and returned for taxes	(5,346)	(17,105)
Payments of acquisition-related contingent consideration	(3,258)	(4,033)
Other	(747)	(866)
Cash (Used For) Financing Activities	(31,075)	(43,837)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	11,341	1,111
Net Change in Cash and Cash Equivalents	(114,306)	(70,682)
Cash and Cash Equivalents at Beginning of Period	350,497	265,152
Cash and Cash Equivalents at End of Period	$236,191	$194,470

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three month periods ended August 31, 2017 and 2016.  For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2017.

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

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which establishes a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard prescribes a five-step model for recognizing revenue, which will require significant judgment in its application. The new standard requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

Under the original issuance, the new standard would have applied to annual periods beginning after December 15, 2016, including interim periods therein. However, in August 2015, the FASB issued ASU 2015-14, which extends the standard effective date by one year and includes an option to apply the standard on the original effective date. The provisions of this ASU may be applied retrospectively to each prior reporting period presented, or on a modified retrospective basis by recognizing a cumulative catch-up transition amount at the date of initial application. We have selected the modified retrospective transition method, which we will apply upon adoption of the standard as of June 1, 2018.

Given the scope of work required to implement the recognition and disclosure requirements under the new standard, we began our assessment process during fiscal 2016.  Our progress to date includes a preliminary identification of areas which will require changes to policies, processes, systems or internal controls.  We expect revenue recognition for our broad portfolio of products and services to remain largely unchanged. However, the guidance is expected to change the timing of revenue recognition in certain areas, including our accounting for long-term construction contracts. While these impacts are not expected to be material to our overall Consolidated Financial Statements, we do anticipate that the new disclosure requirements surrounding revenue recognition will be significant. We continue to assess all potential impacts of the guidance and given the stage of our adoption procedures as well as our normal ongoing business dynamics, our preliminary conclusions and assessments of the potential impacts on each of our different business units’ revenue streams are subject to change.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which increases lease transparency and comparability among organizations.  Under the new standard, lessees will be required to recognize all assets and liabilities arising from leases on the balance sheet, with the exception of leases with a term of 12 months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The new standard requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.  We are currently evaluating the impact this guidance will have on our Consolidated Financial Statements. At a minimum, total assets and total liabilities will increase

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in the period the ASU is adopted.  At August 31, 2017, our total undiscounted future minimum payments outstanding for operating lease obligations approximated $216.0 million.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” to eliminate step two from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. The guidance is effective for fiscal years beginning after December 15, 2019. Early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are currently reviewing the impact this guidance will have on our Consolidated Financial Statements.

NOTE 3 – MARKETABLE SECURITIES

The following tables summarize marketable securities held at August 31, 2017 and May 31, 2017 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
August 31, 2017
Equity securities:
Stocks - domestic	$2,110	$76	$-	$2,186
Mutual funds - foreign	27,754	2,463	(218)	29,999
Mutual funds - domestic	92,075	1,749	(2,987)	90,837
Total equity securities	121,939	4,288	(3,205)	123,022
Fixed maturity:
U.S. treasury and other government	22,170	140	(170)	22,140
Corporate bonds	660	97	(6)	751
Total fixed maturity securities	22,830	237	(176)	22,891
Total	$144,769	$4,525	$(3,381)	$145,913

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2017
Equity securities:
Stocks - domestic	$2,391	$76	$-	$2,467
Mutual funds - foreign	35,169	2,470	(204)	37,435
Mutual funds - domestic	102,671	2,084	(3,118)	101,637
Total equity securities	140,231	4,630	(3,322)	141,539
Fixed maturity:
U.S. treasury and other government	22,176	120	(177)	22,119
Corporate bonds	706	97	(6)	797
Total fixed maturity securities	22,882	217	(183)	22,916
Total	$163,113	$4,847	$(3,505)	$164,455

Marketable securities, included in other current and long-term assets totaling $72.4 million and $73.5 million at August 31, 2017, respectively, and included in other current and long-term assets totaling $89.5 million and $75.0 million at May 31, 2017, respectively, are composed of available-for-sale securities and are reported at fair value.  We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

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

Gross gains realized on sales of investments were $4.0 million and $2.8 million for the quarters ended August 31, 2017 and 2016, respectively.  During the first quarter of fiscal 2018 and 2017, we recognized gross realized losses on sales of investments of $1.1 million and $0.2 million, respectively. During the first quarter of fiscal 2017, we recognized losses of approximately $0.2 million for securities deemed to have other-than-temporary impairments, while there were no such losses during the current three month period.  These amounts are included in investment (income), net in the Consolidated Statements of Income.

Summarized below are the securities we held at August 31, 2017 and May 31, 2017 that were in an unrealized loss position and that were included in accumulated other comprehensive (loss), aggregated by the length of time the investments had been in that position:

	August 31, 2017		May 31, 2017
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$44,094	$(3,381)	$59,987	$(3,505)
Unrealized losses with a loss position for less than 12 months	9,808	(208)	40,854	(2,983)
Unrealized losses with a loss position for more than 12 months	34,286	(3,173)	19,133	(522)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. The unrealized losses generally relate to investments whose fair values at August 31, 2017 were less than 15% below their original cost. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at August 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$3,304	$3,305
One year through five years	15,154	15,071
Six years through ten years	3,170	3,196
After ten years	1,202	1,319
	$22,830	$22,891

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at August 31, 2017
U.S. Treasury and other government	$-	$22,140	$-	$22,140
Corporate bonds		751		751
Stocks - domestic	2,186			2,186
Mutual funds - foreign		29,999		29,999
Mutual funds - domestic		90,837		90,837
Foreign currency forward contract		992		992
Contingent consideration			(14,787)	(14,787)
Total	$2,186	$144,719	$(14,787)	$132,118

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2017
U.S. Treasury and other government	$-	$22,119	$-	$22,119
Corporate bonds		797		797
Stocks - domestic	2,467			2,467
Mutual funds - foreign		37,435		37,435
Mutual funds - domestic		101,637		101,637
Contingent consideration			(17,979)	(17,979)
Total	$2,467	$161,988	$(17,979)	$146,476

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

At August 31, 2017, we had a foreign currency forward contract with a fair value of approximately $1.0 million, which is classified in other current assets in our Consolidated Balance Sheets.  The balance for this foreign currency forward contract was not significant at May 31, 2017.  Our foreign currency forward contract, which has not been designated as a hedge, was designed to reduce our exposure to the changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows.  The foreign exchange rates included in the forward contract are based upon observable market data, but are not quoted market prices, and therefore, the forward currency forward contract is considered a Level 2 liability on the fair value hierarchy.

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During the first quarter of fiscal 2018, we paid approximately $3.3 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current period.  During the first quarter of fiscal 2017, we paid approximately $4.0 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during last year’s first quarter. These amounts are reported in payments of acquisition-related contingent consideration in cash flows from financing activities in the Consolidated Statements of Cash Flows.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At August 31, 2017 and May 31, 2017, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of August 31, 2017 and May 31, 2017 are as follows:

	At August 31, 2017
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$236,191	$236,191
Marketable equity securities	123,022	123,022
Marketable debt securities	22,891	22,891
Long-term debt, including current portion	2,122,290	2,270,329

	At May 31, 2017
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$350,497	$350,497
Marketable equity securities	141,539	141,539
Marketable debt securities	22,916	22,916
Long-term debt, including current portion	2,090,082	2,243,167

NOTE 5 - INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2017	2016
Interest (income)	$(894)	$(1,140)
Net (gain) on sale of marketable securities	(2,861)	(2,584)
Other-than-temporary impairment on securities	-	186
Dividend (income)	(698)	(300)
Investment (income), net	$(4,453)	$(3,838)

NOTE 6 - OTHER (INCOME) EXPENSE, NET

Other expense (income), net, consists of the following components:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2017	2016
Royalty expense, net	$268	$756
(Income) related to unconsolidated equity affiliates	(273)	(214)
Other (income) expense, net	$(5)	$542

NOTE 7 — INCOME TAXES

The effective income tax rate was 24.7% for the three months ended August 31, 2017 compared to an effective income tax rate of 23.6% for the three months ended August 31, 2016.

The effective tax rate for the three months ended August 31, 2017 and 2016 reflect variances from the 35% federal statutory rate due to lower effective tax rate of certain of our foreign subsidiaries, the benefit of the domestic manufacturing deduction, partially offset by the unfavorable impact of state and local taxes. Additionally, we recorded favorable discrete tax adjustments for excess tax benefits

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

related to equity compensation of $1.5 million and $10.4 million, respectively, in the three-month periods ended August 31, 2017 and 2016.

During the three months ended August 31, 2017, we identified an opportunity and executed a transaction related to an intercompany loan and foreign distribution, which was taxable in the U.S. and resulted in a net $9.0 million discrete tax benefit.  The net tax benefit is comprised of a $7.3 million discrete tax charge related to an intercompany distribution, which is taxable in the U.S.  The net tax benefit also includes a discrete tax benefit of $16.3 million resulting from a related subsequent foreign distribution. The $16.3 million discrete tax benefit is attributable to a reduction in the previously recorded estimated deferred income tax liability for the U.S. tax cost associated with unremitted foreign earnings that are not considered permanently reinvested.

As of August 31, 2017, the amount of unremitted earnings that may be repatriated and the corresponding deferred tax liability have been adjusted to $290.4 million and $85.4 million, respectively. The reduction to the amount of unremitted foreign earnings that may be repatriated is a result of the above noted intercompany transaction, partially offset by the impact of foreign currency translation. The reduction to the deferred tax liability was primarily comprised of the above noted $16.3 million adjustment, offset by a $7.6 million increase due to foreign currency translation. The increase to the deferred tax liability related to foreign currency translation was recorded as a component of accumulated other comprehensive income.

We have not provided for U.S. income and foreign withholding taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of August 31, 2017.  Accordingly, no provision has been made for U.S. income taxes or foreign withholding taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were paid to us as dividends.

NOTE 8 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

	August 31, 2017	May 31, 2017
(In thousands)
Raw material and supplies	$267,588	$248,426
Finished goods	583,724	539,771
Total Inventory, Net of Reserves	$851,312	$788,197

NOTE 9 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three month periods ended August 31, 2017 and 2016, we did not repurchase any shares of our common stock under this program.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method for the three month periods ended August 31, 2017 and 2016.

	Three Months Ended
	August 31,	August 31,
(In thousands, except per share amounts)	2017	2016
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$116,416	$112,769
Less: Allocation of earnings and dividends to participating securities	(1,750)	(1,819)
Net income available to common shareholders - basic	114,666	110,950
Add: Undistributed earnings reallocated to unvested shareholders	5	7
Add: Income effect of contingently issuable shares	1,377	1,362
Net income available to common shareholders - diluted	$116,048	$112,319
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	131,236	130,600
Average diluted options	574	749
Additional shares issuable assuming conversion of convertible securities (1)	3,910	3,892
Total shares for diluted earnings per share (2)	135,720	135,241
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.87	$0.85
Diluted Earnings Per Share of Common Stock	$0.86	$0.83

(1)

Represents the number of shares that would be issued if our contingently convertible notes were converted.  We include these shares in the calculation of diluted EPS as the conversion of the notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

(2)

Restricted shares totaling 43,380  for the three months ended August 31, 2017 were excluded from the calculation of diluted earnings per share because the grant price of the restricted shares exceeded the average market price of the shares during the period and their effect, accordingly, would have been anti-dilutive. There were no restricted shares identified as being anti-dilutive for the three months ended August 31, 2016. In addition, stock appreciation rights (“SARs”) totaling 600,000 for the three months ended August 31, 2017 and 1,170,000 for the three months ended August 31, 2016 were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees.   The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three month periods ended August 31, 2017 and 2016:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	August 31,	August 31,	August 31,	August 31,
Pension Benefits	2017	2016	2017	2016
(In thousands)
Service cost	$9,465	$9,401	$1,175	$1,127
Interest cost	4,379	4,331	1,145	1,224
Expected return on plan assets	(8,086)	(6,252)	(1,978)	(1,886)
Amortization of:
Prior service cost (credit)	29	54	(6)
Net actuarial losses recognized	3,618	5,540	419	573
Net Periodic Benefit Cost	$9,405	$13,074	$755	$1,038

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	August 31,	August 31,	August 31,	August 31,
Postretirement Benefits	2017	2016	2017	2016
(In thousands)
Service cost	$-	$-	$311	$284
Interest cost	43	57	224	222
Amortization of:
Prior service (credit)	(55)	(58)
Net actuarial losses recognized	6		79	60
Net Periodic Benefit Cost	$(6)	$(1)	$614	$566

The decrease in pension and postretirement benefit cost from fiscal 2017 to 2018 reflects the impact of slightly lower discount rates, higher expected returns on increased asset values and a change in estimate for lump sum valuations. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. We previously disclosed in our financial statements for the fiscal year ended May 31, 2017 that we expected to contribute approximately $1.0 million to our retirement plans in the U.S. and approximately $7.0 million to plans outside the U.S. during the current fiscal year. As of August 31, 2017, this has not changed.

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

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at August 31, 2017, we

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a reduction of sales, as a component of cost of sales, or within selling, general and administrative expense.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended
	August 31,	August 31,
	2017	2016
	(In thousands)
Beginning Balance	$19,149	$13,314
Deductions (1)	(8,642)	(2,490)
Provision charged to expense	5,264	4,409
Ending Balance	$15,771	$15,233

(1)	Primarily claims paid during the year.

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

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  Both we and our General Counsel filed motions to dismiss the complaint on February 24, 2017.  Those motions to dismiss the complaint were denied by the Court on September 29, 2017.  We intend to continue to contest the allegations in the complaint vigorously.

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

With respect to a case pending against one of our subsidiaries in which there is alleged both trade secret and trademark infringement, during the quarter ended August 31, 2017, the court denied our motion for summary judgment and based on our current understanding of the claim we have determined that it is reasonably possible that we may incur a loss related to this claim; however we cannot estimate the amount or range of any potential loss.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 – EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three months ended August 31, 2017 and 2016:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2017	$1,436,061	$2,639	$1,438,700
Net income	116,416	487	116,903
Other Comprehensive Income:
Foreign currency translation adjustments	44,447	31	44,478
Pension and other postretirement benefit liability adjustments, net of tax	629		629
Unrealized (loss) on securities, net of tax	(78)		(78)
Unrealized (loss) on derivatives, net of tax	(394)		(394)
Total Other Comprehensive Income, net of tax	44,604	31	44,635
Comprehensive Income	161,020	518	161,538
Dividends paid	(40,089)		(40,089)
Other noncontrolling interest activity		(65)	(65)
Shares repurchased and returned for taxes	(5,346)		(5,346)
Stock based compensation expense	7,465		7,465
Total Equity at August 31, 2017	$1,559,111	$3,092	$1,562,203

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2016	$1,372,335	$2,413	$1,374,748
Net income	112,769	625	113,394
Other Comprehensive Income:
Foreign currency translation adjustments	(11,511)		(11,511)
Pension and other postretirement benefit liability adjustments, net of tax	5,704		5,704
Unrealized gain on securities, net of tax	1,604		1,604
Total Other Comprehensive (Loss), net of tax	(4,203)	-	(4,203)
Comprehensive Income (Loss)	108,566	625	109,191
Dividends paid	(36,529)		(36,529)
Other noncontrolling interest activity		(912)	(912)
Shares repurchased and returned for taxes	(17,105)		(17,105)
Stock based compensation expense	8,171		8,171
Total Equity at August 31, 2016	$1,435,438	$2,126	$1,437,564

NOTE 14 — SEGMENT INFORMATION

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives. We manage our portfolio by organizing our businesses and product lines into three reportable segments: the industrial reportable segment, the consumer reportable segment and the specialty reportable segment. Within each reportable segment, we aggregate operating segments or product lines that consist of individual companies or groups of companies and product lines, which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our seven operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker in determining how to allocate the assets of the company and evaluate performance. These seven operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses.

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

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and other parts of the world. Our consumer reportable segment products are primarily sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops, cosmetic companies and through distributors. This reportable segment comprises three operating segments — Rust-Oleum Group, DAP Group and SPG-Consumer Group. Products within this reportable segment include specialty, hobby and professional paints; nail enamels; caulks; adhesives; silicone sealants and wood stains.

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

	Three Months Ended
	August 31,	August 31,
	2017	2016
	(In thousands)
Net Sales
Industrial Segment	$729,768	$675,840
Consumer Segment	427,144	399,887
Specialty Segment	188,482	176,336
Consolidated	$1,345,394	$1,252,063

Income Before Income Taxes
Industrial Segment	$88,902	$89,266
Consumer Segment	72,368	70,088
Specialty Segment	33,167	30,504
Corporate/Other	(39,153)	(41,383)
Consolidated	$155,284	$148,475

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A comprehensive discussion of the accounting policies and estimates that are the most critical to our financial statements are set forth in our Annual Report on Form 10-K for the year ended May 31, 2017.  There have been no significant changes in critical accounting policies or estimates since May 31, 2017.

BUSINESS SEGMENT INFORMATION

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives. We manage our portfolio by organizing our businesses and product lines into three reportable segments: the industrial reportable segment, the consumer reportable segment and the specialty reportable segment. Within each reportable segment, we aggregate operating segments or product lines that consist of individual companies or groups of companies and product lines, which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our seven operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker in determining how to allocate the assets of the company and evaluate performance. These seven operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on income before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”) as a performance evaluation measure because interest expense is essentially related to acquisitions, as opposed to segment operations.

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

Our consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and other parts of the world. Our consumer reportable segment products are primarily sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops, cosmetic companies and through distributors. This reportable segment comprises three operating segments — Rust-Oleum Group, DAP Group and SPG-Consumer Group. Products within this reportable segment include specialty, hobby and professional paints; nail enamels; caulks; adhesives; silicone sealants and wood stains.

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

	Three Months Ended
	August 31,	August 31,
	2017	2016
	(In thousands)
Net Sales
Industrial Segment	$729,768	$675,840
Consumer Segment	427,144	399,887
Specialty Segment	188,482	176,336
Consolidated	$1,345,394	$1,252,063
Income Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$88,902	$89,266
Interest (Expense), Net (b)	(2,554)	(1,837)
EBIT (c)	$91,456	$91,103
Consumer Segment
(Loss) Income Before Income Taxes (a)	$72,368	$70,088
Interest Income (Expense), Net (b)	(196)	(3)
EBIT (c)	$72,564	$70,091
Specialty Segment
Income Before Income Taxes (a)	$33,167	$30,504
Interest Income, Net (b)	120	153
EBIT (c)	$33,047	$30,351
Corporate/Other
(Expense) Before Income Taxes (a)	$(39,153)	$(41,383)
Interest (Expense), Net (b)	(19,690)	(17,253)
EBIT (c)	$(19,463)	$(24,130)
Consolidated
(Loss) Income Before Income Taxes (a)	$155,284	$148,475
Interest (Expense), Net (b)	(22,320)	(18,940)
EBIT (c)	$177,604	$167,415

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles ("GAAP") in the U.S., to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
(c)

EBIT is a non-GAAP measure, and is defined as earnings (loss) before interest and taxes.  We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT as a performance evaluation measure because interest expense is essentially related to acquisitions, as opposed to segment operations.  We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions.  EBIT should not be considered an alternative to, or more meaningful than, income before income taxes as determined in accordance with GAAP, since EBIT omits the impact of interest in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness.  Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets' analysis of our segments' core operating performance.  We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing.  Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing.  EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2017

Net Sales  Consolidated net sales of $1,345.4 million for the first quarter of fiscal 2018 grew by approximately 7.5% from net sales of $1,252.1 million for last year’s first quarter. Acquisitions added 5.4%, while organic sales, which include the impact of price and volume, improved by 1.8%.  Consolidated net sales for the quarter also reflect a slightly favorable foreign exchange impact of 0.3%.

Industrial segment net sales for the current quarter grew by 8.0% to $729.8 million, from net sales of $675.8 million during the same period a year ago. The improvement was primarily due to recent acquisitions, which contributed 4.3% to net sales during the current quarter. Organic growth of 3.2% during the quarter resulted from improved performance by several of our European businesses; especially certain U.K. based operations, but was slightly offset by a lagging performance by our businesses which continue to be impacted by recession and political unrest in Brazil, as well as our companies serving oil and gas markets.  Slightly favorable foreign exchange impacted net sales by 0.5% during the current quarter.

Consumer segment net sales for the quarter grew by 6.8% to $427.1 million, from $400.0 million during last year’s first quarter, due to growth in net sales from recent acquisitions of 8.1%.  This segment had a decline in organic sales of 1.2% during the quarter versus the same period last year, driven primarily by the timing of shipments and softer consumer takeaway at our larger retail customers.  Slightly unfavorable foreign currency impacted net sales in the consumer segment by 0.1% during the current quarter versus the same period a year ago.

Specialty segment net sales for the quarter grew by 6.9% to $188.5 million, primarily due to growth in net sales from recent acquisitions, which provided 4.1%.  Organic sales improved by 3.0% during the current quarter, more than overcoming the loss of sales associated with the fiscal 2017 closure of an unprofitable European manufacturing facility. Organic growth in net sales was driven by recent hurricane activity that impacted our businesses serving the water damage restoration and equipment markets, as well as increases in specialty OEM industrial coatings.  Foreign currency had a slightly negative impact on specialty segment net sales for the quarter by 0.2%.

Gross Profit Margin  Our consolidated gross profit margin of 42.5% of net sales for the first quarter of fiscal 2018 compares to a consolidated gross profit margin of 44.1% for the comparable period a year ago. This gross profit decline of approximately 1.6% of net sales primarily reflects current year margins that were burdened by the impact of overall higher raw material and other manufacturing costs, along with the impact from an unfavorable mix of product sold versus last year.  We anticipate that rising raw material prices will continue to trend upward, in part due to the impact of recent hurricane activity.

Selling, General and Administrative Expenses (“SG&A”)  Our consolidated SG&A expense increased by approximately $10.3 million during the current period versus the same period last year, but improved to 29.3% of net sales from 30.7% of net sales for the prior year quarter, resulting primarily from the 7.5% increase in net sales during the current quarter, combined with tighter cost controls during the current quarter and the benefit from severance actions taken during fiscal 2017 across each of our segments.  Partially offsetting those expense reductions was the impact from the number of recently acquired companies during the last 12 months, which added approximately $13.1 million in SG&A expense, along with higher healthcare costs and higher distribution expense, partially offset by lower bad debt expense.  Lastly, warranty expense for the quarter ended August 31, 2017 increased slightly by approximately $0.9 million from the amount recorded during the comparable prior year period, and it is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A was approximately $13.3 million higher for the first quarter of fiscal 2018 versus the comparable prior year period, but decreased slightly as a percentage of net sales, which reflects the industrial segment’s solid 8.0% growth in net sales combined with overall tighter cost controls during the current quarter and the benefit from severance actions taken during fiscal 2017. We will continue to focus on improving operating leverage throughout the industrial segment. In addition to higher healthcare costs and higher distribution expense, recent acquisitions increased SG&A expense in this segment by approximately $6.7 million.

Our consumer segment SG&A increased by approximately $2.2 million during the first quarter of fiscal 2018 versus the same period last year, but decreased as a percentage of net sales, reflecting overall tighter cost controls during the current quarter and the benefit from severance actions taken during fiscal 2017. Additionally, the consumer segment recorded lower employee compensation expense as well as slightly lower distribution expense during the current quarter, and benefited from favorable transactional foreign exchange. Recent acquisitions increased SG&A expense in this segment by approximately $5.7 million.

Our specialty segment SG&A was approximately $0.6 million lower during the first quarter of fiscal 2018 versus the comparable prior year period, and decreased as a percentage of net sales, which reflects this segment’s 6.9% growth in net sales combined with overall tighter cost controls during the current quarter and the benefit from severance actions taken during fiscal 2017.  This segment also benefited from lower SG&A in connection with the fiscal 2017 closure of an unprofitable European manufacturing facility.  During the current quarter, recent acquisitions increased SG&A expense in this segment by approximately $0.7 million.

SG&A expenses in our corporate/other category of $19.5 million during the first quarter of fiscal 2018 decreased by $4.6 million from $24.1 million recorded during last year’s first quarter, resulting primarily from lower compensation and pension expense, as well as lower legal and acquisition-related professional fees.

We recorded total net periodic pension and postretirement benefit costs of $10.8 million and $14.7 million for the first quarter of fiscal 2018 and 2017, respectively. The $3.9 million decrease in pension expense resulted from a $2.0 million decline in net actuarial losses recognized during the current quarter versus last year’s first quarter, principally from a change in estimate for lump sum valuations, which were updated to incorporate future expectations of interest rates.  There was also a higher expected return on increased plan assets during the current quarter versus the same period last year for approximately $1.9 million. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Interest Expense  Interest expense was $26.8 million for the first quarter of fiscal 2018 versus $22.8 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first quarter by approximately $1.1 million versus the same period a year ago.  Excluding acquisition-related borrowings, higher average borrowings year-over-year increased interest expense by approximately $0.6 million. Lastly, higher interest rates, which averaged 4.31% overall for the first quarter of fiscal 2018 compared with 4.21% for the same period of fiscal 2017, increased interest expense by approximately $2.3 million during the current quarter versus the same period last year.

Investment (Income), Net  Net investment income of approximately $4.5 million for the first quarter of fiscal 2018 compares to net investment income of $3.8 million during the same period last year.  Dividend and interest income totaled $1.6 million and $1.4 million for the first quarter of fiscal 2018 and 2017, respectively.  Net realized gains on the sales of investments totaled $2.9 million during the first quarter of fiscal 2018, while those gains were $2.6 million during the same period a year ago.  Impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.2 million during the first quarter of fiscal 2017, while such losses were not significant for the first quarter of the current fiscal year.

Income Before Income Taxes (“IBT”)  Our consolidated pretax income for the first quarter of fiscal 2018 of $155.3 million compares with pretax income of $148.5 million for the same period a year ago.

Our industrial segment had IBT of $88.9 million, or 12.2% of net sales, for the quarter ended August 31, 2017, versus IBT of $89.3 million, or 13.2% of net sales, for the same period a year ago. Our industrial segment results reflect the impact of 8.0% growth in organic sales during the current quarter, offset primarily by the impact from higher raw material costs, distribution expense and disappointing results in Latin America.  Our consumer segment IBT approximated $72.4 million, or 16.9% of net sales, for the first quarter of fiscal 2018, versus the prior year first quarter IBT of $70.1 million, or 17.5% of net sales.  This improvement in consumer segment IBT resulted from overall tighter controls over spending during the current quarter.  Our specialty segment had pretax income of $33.2 million, or 17.6% of net sales for the quarter ended August 31, 2017, versus pretax income of $30.5 million, or 17.3% of net sales, for the same period a year ago, reflecting leverage on 6.9% growth in net sales during the quarter, combined with the benefit from the closure of an unprofitable European manufacturing facility and severance actions taken during fiscal 2017. As previously reported, an edible coatings patent expired in the U.S. during the month of August 2017, and as a result, we anticipate the impact of the patent expiration on fiscal 2018 IBT to approximate at least $10.0 million.

Income Tax Rate The effective income tax rate was 24.7% for the three months ended August 31, 2017 compared to an effective income tax rate of 23.6% for the three months ended August 31, 2016.  The increase in the current quarter effective income tax rate as compared to the prior quarter rate is primarily due to  unfavorable variances in the jurisdictional  mix of foreign earnings and an increase in the forecasted impact of foreign net operating losses that may be subject to a valuation allowance.

We recorded favorable discrete tax adjustments for excess tax benefits related to equity compensation of $1.5 million and $10.4 million, respectively, for the three month periods ended August 31, 2017 and 2016.  Additionally, we recorded a net $9.0 million favorable discrete tax item in the current quarter for the combined impact of a foreign inter-company dividend deemed taxable in the U.S. and a corresponding reduction to the deferred tax liability recorded for our estimate of the U.S. tax cost associated with unremitted foreign earnings that may be repatriated in the foreseeable future.

Net Income  Net income of $116.9 million for the quarter ended August 31, 2017 compares to net income of $113.4 million for the comparable prior year period.  Net income attributable to noncontrolling interests approximated $0.5 million and $0.6 million for the first quarter of fiscal 2018 and 2017, respectively.  Net income attributable to RPM International Inc. stockholders for the first quarter of fiscal 2018 was $116.4 million, or 8.7% of consolidated net sales, which compared to net income of $112.8 million, or 9.0% of consolidated net sales for the comparable prior year period.

Diluted income per share of common stock for the quarter ended August 31, 2017 of $0.86 compares with diluted earnings per share of common stock of $0.83 for the quarter ended August 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $26.1 million of cash was used by operating activities during the first three months of fiscal 2018, compared with $6.5 million of cash provided operating activities during the same period last year.

The net change in cash from operations includes the change in net income, which increased by $3.5 million during the first three months of fiscal 2018 versus the same period during fiscal 2017.  Changes in working capital accounts and all other accruals used approximately $46.7 million more cash flow during the first three months of 2018 versus the same period last year.

The change in accounts receivable during the first three months of fiscal 2018 provided approximately $27.0 million less cash than during the same period a year ago.  Days sales outstanding at August 31, 2017 increased to 64.2 days from 63.3 days sales outstanding at August 31, 2016.

During the first three months of fiscal 2018, we spent approximately $4.0 million more cash for inventory purchases compared to our spending during the same period a year ago.  This resulted from the combination of timing of purchases by retail customers, the building of additional inventory to service customers’ needs and also geographic expansion. Days of inventory outstanding at August 31, 2017 increased to 99.1 days from 93.7 days of inventory outstanding at August 31, 2016.

The change in accounts payable during the first three months of fiscal 2018 used cash of $72.7 million versus $70.6 million of cash used during the same period a year ago, or approximately $2.1 million more cash than fiscal 2017, resulting principally from the timing of certain payments.  Accrued compensation and benefits used approximately $8.7 million less cash during the first three months of fiscal 2018 versus fiscal 2017, due to lower bonus accruals made during fiscal 2018 versus fiscal 2017.  Other accruals and prepaids, including those for other short-term and long-term items and changes in accrued loss reserves, used $10.5 million more cash during fiscal 2018 versus fiscal 2017, primarily from the timing of customer rebates and payments related to fiscal 2017 severance agreements.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. During the first three months of fiscal 2018, we paid $36.2 million for acquisitions, net of cash acquired, versus $17.3 million during the comparable prior year period. Capital expenditures of $17.5 million during the first three months of fiscal 2018 compare with depreciation of $19.9 million. In the comparable prior year period, capital expenditures were $17.0 million, which compared with depreciation of $17.7 million. We are increasing our capital spending in fiscal 2018 in an effort to more aggressively invest in our internal growth initiatives, especially in overseas markets.  We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand throughout fiscal 2018 and beyond.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At August 31, 2017, the fair value of our investments in marketable securities totaled $145.9 million, of which investments with a fair value of $44.1 million were in an unrealized loss position.  At May 31, 2017, the fair value of our investments in marketable securities totaled $164.5 million, of which investments with a fair value of $60.0 million were in an unrealized loss position.  The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. Total pretax unrealized losses recorded in accumulated other comprehensive income at August 31, 2017 and May 31, 2017 were $3.4 million and $3.5 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at August 31, 2017 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at August 31, 2017 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of August 31, 2017, approximately $195.2 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions.  Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements.  Refer to Note 7, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.0 billion at August 31, 2017. Our debt-to-capital ratio was 57.6% at August 31, 2017, compared with 59.3% at May 31, 2017.

5.250% Notes due 2045 and 3.750% Notes due 2027

On March 2, 2017, we issued $50.0 million aggregate principal amount of 5.250% Notes due 2045 (the “2045 Notes”) and $400.0 million aggregate principal amount of 3.750% Notes due 2027 (the “2027 Notes”).  The 2045 Notes are a further issuance of the $250 million aggregate principal amount of 5.250% Notes due 2045 initially issued by us on May 29, 2015.  Interest on the 2045 Notes accrues from December 1, 2016 and is payable semiannually in arrears on June 1st and December 1st of each year, beginning June 1, 2017, at a rate of 5.250% per year. The 2045 Notes mature on June 1, 2045.  Interest on the 2027 Notes accrues from March 2, 2017 and is payable semiannually in arrears on March 15th and September 15th of each year, beginning September 15, 2017, at a rate of 3.750% per year. The 2027 Notes mature on March 15, 2027.  The indenture governing this indebtedness includes cross-acceleration provisions. Under certain circumstances, where an event of default under our other instruments results in acceleration of the indebtedness under such instruments, holders of the indebtedness under the indenture are entitled to declare amounts outstanding immediately due and payable.

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

As of August 31, 2017, we were in compliance with all financial covenants contained in our New Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 56.6%, while our interest coverage ratio was 8.7 to 1. Our available liquidity under our New Revolving Credit Facility stood at $568.5 million at August 31, 2017.

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

As previously reported, during fiscal 2015, a plan of reorganization was confirmed (the “Bankruptcy Plan”) and, effective as of December 23, 2014, Bondex, SPHC, Republic and NMBFiL emerged from bankruptcy.  Accordingly, trusts were established under Section 524(g) of the United States Bankruptcy Code (together, the “Trust”) and were funded with first installments.  Borrowings under our New Revolving Credit Facility were used to fund the initial trust payment of $450 million, which is classified as long-term debt in our Consolidated Balance Sheets.  The Trust was funded with $450 million in cash and a promissory note, bearing no interest and maturing on or before December 23, 2018 (the “Bankruptcy Note”). There is one remaining trust payment due. The Bankruptcy Plan, and Bankruptcy Note, provide that on or before December 23, 2018, a final payment of $125 million in cash, RPM stock or a combination thereof will be deposited into the Trust. The net present value of the Bankruptcy Note, or $121.1 million, is classified as other long-term liabilities in our consolidated financial statements at August 31, 2017.  A portion of the payments due under the Bankruptcy Note is secured by a right to the equity of SPHC, Republic and Bondex.

Total current and future contributions to the Trust are deductible for U.S. income tax purposes.

Accounts Receivable Securitization Program

On May 9, 2017, we entered into a new, three-year, $200.0 million accounts receivable securitization facility (the “AR Program”). The maximum availability under the AR Program is $200.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $200.0 million of funding available under the AR Program.

As of August 31, 2017, there was no outstanding balance under the AR Program, which compares with the maximum availability on that date of $200.0 million.  The interest rate under the Purchase Agreement is based on the Alternate Base Rate, LIBOR Market Index Rate, one-month LIBOR or LIBOR for a specified tranche period, as selected by us, plus in each case, a margin of 0.70%. In addition, we are obligated to pay a monthly unused commitment fee based on the daily amount of unused commitments under the Agreement, which fee ranges from 0.30% to 0.50% based on usage.  The AR Program contains various customary affirmative and negative covenants and also contains customary default and termination provisions.

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

2.25% Convertible Senior Notes due 2020

On December 9, 2013, we issued $205 million of 2.25% convertible senior notes due 2020 (the “Convertible Notes”).  We pay interest on the Convertible Notes semi-annually on June 15th and December 15th of each year.

The Convertible Notes will be convertible under certain circumstances and during certain periods at an initial conversion rate of 18.8905 shares of RPM common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $52.94 per share of common stock), subject to adjustment in certain circumstances.  In July 2017, we declared a dividend in excess of $0.24 per share, and consequently, the adjusted conversion rate at August 31, 2017 was 19.070044.  The initial conversion price represents a conversion premium of approximately 37% over the last reported sale price of RPM common stock of $38.64 on December 3, 2013.  Prior to June 15, 2020, the Convertible Notes may be converted only upon specified events, and, thereafter, at any time.  Upon conversion, the Convertible Notes may be settled, at RPM’s election, in cash, shares of RPM’s common stock, or a combination of cash and shares of RPM’s common stock.

We account for the liability and equity components of the Convertible Notes separately, and in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 3.92%.  Contractual interest was $1.2 million and amortization of the debt discount was $0.7 million for the first quarter of fiscal 2018 and 2017.  At August 31, 2017, the remaining period over which the debt discount will be amortized was 3.25 years, the unamortized debt discount was $10.4 million, and the carrying amount of the equity component was $20.7 million.

The following table summarizes our financial obligations and their expected maturities at August 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

	Total Contractual	Payments Due In
	Payment Stream	2018	2019-20	2021-22	After 2022
	(In thousands)
Long-term debt obligations	$2,122,290	$254,061	$683,112	$192,454	$992,663
Capital lease obligations	1,074	224	382	175	293
Operating lease obligations	215,679	54,623	70,309	35,853	54,894
Other long-term liabilities (1):
Interest payments on long-term debt obligations	739,951	81,400	131,620	84,506	442,425
Promissory note payments on 524(g) Trust	125,000		125,000
Contributions to pension and postretirement plans (2)	369,800	8,900	65,800	134,100	161,000
Total	$3,573,794	$399,208	$1,076,223	$447,088	$1,651,275

(1)

Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $18.3 million at August 31, 2017. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) risks related to the adequacy of our contingent liability reserves; and (j) other risks detailed in our filings with the

Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2017, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2017 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action in the U.S. District Court for the District of Columbia against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  The complaint seeks disgorgement of gains that may have resulted from the conduct alleged in the complaint, and payment of unspecified monetary penalties from us and our General Counsel pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act.  Further, the complaint seeks to permanently enjoin us from violations of Sections 17(a)(2) and (a)(3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Exchange Act Rules 12b-20, 13a-1, 13a-11 and 13a-13, and to permanently enjoin our General Counsel from violations of Sections 17(a)(2) and (a)(3) of the Securities Act and Exchange Act Rules 13b2-1 and 13b2-2(a).  Both we and our General Counsel filed motions to dismiss the complaint on February 24, 2017.  Those motions to dismiss the complaint were denied by the Court on September 29, 2017.  We intend to continue to contest the allegations in the complaint vigorously.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the first quarter of fiscal 2018:

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
June 1, 2017 through June 30, 2017	394	$54.55	-	-
July 1, 2017 through July 31, 2017	96,447	$54.65	-	-
August 1, 2017 through August 31, 2017	1,082	$48.82	-	-
Total - First Quarter	97,923	$54.59	-	-

(1)

Represents shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.'s Amended and Restated 2014 Omnibus Equity and Incentive Plan.

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

Dated: October 4, 2017