Form 10-Q
period 2017-11-30
RPM INTERNATIONAL INC/DE/
filed 2018-01-04
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017,

or

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

As of January 2, 2018 133,665,724 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	November 30, 2017	May 31, 2017
Assets
Current Assets
Cash and cash equivalents	$267,857	$350,497
Trade accounts receivable (less allowances of
$43,508 and $44,138, respectively)	980,240	995,330
Inventories	864,019	788,197
Prepaid expenses and other current assets	282,940	263,412
Total current assets	2,395,056	2,397,436
Property, Plant and Equipment, at Cost	1,547,126	1,484,579
Allowance for depreciation	(786,701)	(741,893)
Property, plant and equipment, net	760,425	742,686
Other Assets
Goodwill	1,167,963	1,143,913
Other intangible assets, net of amortization	579,929	573,092
Deferred income taxes	20,621	19,793
Other	220,677	213,529
Total other assets	1,989,190	1,950,327
Total Assets	$5,144,671	$5,090,449
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$447,071	$534,718
Current portion of long-term debt	253,688	253,645
Accrued compensation and benefits	138,375	181,084
Accrued losses	23,566	31,735
Other accrued liabilities	212,293	234,212
Total current liabilities	1,074,993	1,235,394
Long-Term Liabilities
Long-term debt, less current maturities	1,883,272	1,836,437
Other long-term liabilities	506,606	482,491
Deferred income taxes	70,279	97,427
Total long-term liabilities	2,460,157	2,416,355
Commitments and contingencies (Note 14)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	-	-
Common stock, par value $0.01; authorized 300,000 shares; issued 141,587 and outstanding 133,666 as of November 30, 2017; issued 141,242 and outstanding 133,563 as of May 31, 2017	1,337	1,336
Paid-in capital	968,919	954,491
Treasury stock, at cost	(230,347)	(218,222)
Accumulated other comprehensive (loss)	(434,598)	(473,986)
Retained earnings	1,301,442	1,172,442
Total RPM International Inc. stockholders' equity	1,606,753	1,436,061
Noncontrolling Interest	2,768	2,639
Total equity	1,609,521	1,438,700
Total Liabilities and Stockholders' Equity	$5,144,671	$5,090,449

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2017	2016	2017	2016
Net Sales	$1,315,416	$1,190,770	$2,660,810	$2,442,833
Cost of Sales	764,401	669,089	1,537,787	1,369,110
Gross Profit	551,015	521,681	1,123,023	1,073,723
Selling, General and Administrative Expenses	419,599	419,494	814,008	803,579
Goodwill and Other Intangible Asset Impairments	-	188,298	-	188,298
Interest Expense	26,396	22,905	53,169	45,683
Investment (Income), Net	(3,739)	(2,416)	(8,192)	(6,254)
Other (Income) Expense, Net	(422)	257	(427)	799
Income (Loss) Before Income Taxes	109,181	(106,857)	264,465	41,618
Provision (Benefit) for Income Taxes	13,323	(36,601)	51,704	(1,520)
Net Income (Loss)	95,858	(70,256)	212,761	43,138
Less: Net Income Attributable to Noncontrolling Interests	395	670	882	1,295
Net Income (Loss) Attributable to RPM International Inc. Stockholders	$95,463	$(70,926)	$211,879	$41,843
Average Number of Shares of Common Stock Outstanding:
Basic	131,163	130,695	131,204	130,647
Diluted	135,592	130,695	135,663	130,647
Earnings (Loss) per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.72	$(0.54)	$1.59	$0.32
Diluted	$0.70	$(0.54)	$1.56	$0.32
Cash Dividends Declared per Share of Common Stock	$0.320	$0.300	$0.620	$0.575

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2017	2016	2017	2016
Net Income (Loss)	$95,858	$(70,256)	$212,761	$43,138
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,158)	(51,984)	36,320	(63,495)
Pension and other postretirement benefit liability adjustments (net of tax of $1,611; $1,963; $2,257; $4,762, respectively)	3,066	3,590	3,695	9,294
Unrealized (loss) gain on securities (net of tax of $1,176; $(320); $1,027; $776, respectively)	2,549	(895)	2,471	709
Unrealized (loss) on derivatives	(2,746)	-	(3,140)	-
Total other comprehensive income (loss)	(5,289)	(49,289)	39,346	(53,492)
Total Comprehensive Income (Loss)	90,569	(119,545)	252,107	(10,354)
Less: Comprehensive Income Attributable to Noncontrolling Interests	323	670	841	1,295
Comprehensive Income (Loss) Attributable to RPM International Inc. Stockholders	$90,246	$(120,215)	$251,266	$(11,649)

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	November 30,	November 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$212,761	$43,138
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	40,386	35,568
Amortization	23,245	22,111
Goodwill and other intangible asset impairments	-	188,298
Deferred income taxes	(32,276)	(59,363)
Stock-based compensation expense	14,429	17,013
Other non-cash interest expense	2,843	4,964
Realized (gains) on sales of marketable securities	(4,897)	(3,698)
Other	9	(47)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	34,136	110,871
(Increase) in inventory	(62,923)	(81,586)
Decrease (increase) in prepaid expenses and other current and long-term assets	3,919	(20,876)
(Decrease) in accounts payable	(95,302)	(69,518)
(Decrease) in accrued compensation and benefits	(45,464)	(55,662)
(Decrease) in accrued losses	(8,490)	(899)
Increase in other accrued liabilities	33,304	28,057
Other	(494)	361
Cash Provided By Operating Activities	115,186	158,732
Cash Flows From Investing Activities:
Capital expenditures	(45,295)	(48,049)
Acquisition of businesses, net of cash acquired	(54,647)	(65,201)
Purchase of marketable securities	(96,039)	(25,142)
Proceeds from sales of marketable securities	58,867	24,588
Other	469	956
Cash (Used For) Investing Activities	(136,645)	(112,848)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	35,036	76,369
Reductions of long-term and short-term debt	(1,535)	(73,588)
Cash dividends	(82,878)	(76,604)
Shares repurchased and returned for taxes	(12,125)	(19,663)
Payments of acquisition-related contingent consideration	(3,359)	(4,130)
Other	(1,464)	(1,365)
Cash (Used For) Financing Activities	(66,325)	(98,981)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	5,144	(6,148)
Net Change in Cash and Cash Equivalents	(82,640)	(59,245)
Cash and Cash Equivalents at Beginning of Period	350,497	265,152
Cash and Cash Equivalents at End of Period	$267,857	$205,907

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and six month periods ended November 30, 2017 and 2016.  For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2017.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which increases lease transparency and comparability among organizations.  Under the new standard, lessees will be required to recognize all assets and liabilities arising from leases on the balance sheet, with the exception of leases with a term of 12 months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The new standard requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.  We are currently evaluating the impact this guidance will have on our Consolidated Financial Statements. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted.  At November 30, 2017, our total undiscounted future minimum payments outstanding for operating lease obligations approximated $214.0 million.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which simplifies hedge accounting through changes to both designation and measurement requirements.  For hedges that qualify as highly effective, the new standard eliminates the requirement to separately measure and record hedge ineffectiveness, resulting in better alignment between the presentation of the effects of the hedging instrument and the hedged item in the financial statements.  ASU No. 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted in any interim period after issuance of the update.  Our early adoption of this pronouncement during our current quarter ended November 30, 2017 did not have a material impact on our Consolidated Financial Statements.  Refer to Note 6, “Derivatives and Hedging,” for further information.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

During the three month period ended November 30, 2016, we recorded impairment charges related to a reduction of the carrying value of goodwill and other intangible assets totaling $188.3 million.  All of the charges were recorded by our consumer reportable segment.  The goodwill impairment loss incurred during fiscal 2017 totaled $140.7 million, and the impairment losses for other intangible assets, totaling $47.8 million, related to formulae for $15.4 million; customer-related intangibles for $30.2 million; other intangibles for $0.2 million and indefinite-lived trademarks for $2.0 million.

Total accumulated goodwill impairment losses were $156.3 million and $155.6 million at November 30, 2017 and 2016, which comprise the goodwill impairment loss incurred during fiscal 2017 as well as a $14.9 million goodwill impairment loss recorded by our industrial reportable segment during fiscal 2009.

The gross amount of other intangible asset accumulated impairment losses were $53.6 million and $48.4 million at November 30, 2017 and 2016, which comprise the other intangible asset impairment loss of $47.8 million incurred during fiscal 2017 as well as a $0.6 million other intangible asset impairment loss recorded by our industrial reportable segment during fiscal 2009. Additionally, during the third quarter of fiscal 2017, we recorded an impairment loss on an indefinite-lived tradename for approximately $4.9 million, which was recorded by our consumer reportable segment.

As previously reported, we had monitored the performance of our Kirker nail enamel business throughout fiscal 2016.  During the third quarter ended February 29, 2016, we reported that performance shortfalls for Kirker were attributable to a delay in new business.  We performed our annual goodwill impairment analysis during the fourth quarter of fiscal 2016, which resulted in an excess of fair value over

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

carrying value of 8% for our Kirker reporting unit. During the quarter ended August 31, 2016, we reported that while Kirker’s first quarter results were below the comparable prior year period, their performance was in line with expectations, and our assessment of the Kirker business did not indicate the presence of any goodwill impairment triggering events.

For the quarter ended November 30, 2016, we identified certain factors that we considered important in assessing the requirement to perform an interim impairment evaluation for our Kirker reporting unit.  First, Kirker’s three month operating results for the period ended November 30, 2016 were significantly below historical and expected operating results and downward adjustments were recently made regarding our expectations for Kirker’s performance. In the quarter ended November 30, 2016, Kirker experienced market share losses at several key customers, including the loss of its largest customer, which accounted for over 15% of Kirker’s fiscal 2016 sales.  In addition, some problematic customer relationship issues surfaced during the quarter ended November 30, 2016, which resulted in a personnel change in a key leadership position at Kirker.  After considering the totality of these recent events, we determined that an interim step one goodwill impairment assessment was required, as well as an impairment assessment for our intangible and other long-lived assets.  Our testing resulted in the impairment charges outlined above for goodwill and other intangible assets.

Our goodwill impairment assessment included estimating the fair value of our Kirker reporting unit and comparing it with its carrying amount at November 30, 2016.  Since the carrying amount of Kirker exceeded its fair value, additional steps were required to determine and recognize an impairment loss. Calculating the fair value of a reporting unit requires our significant use of estimates and assumptions, which are generally considered Level 3 inputs based on our review of the fair value hierarchy. We estimated the fair value of our Kirker reporting unit by applying a discounted future cash flow calculation to Kirker’s projected earnings before interest, taxes, depreciation and amortization (“EBITDA”). In applying this methodology, we relied on a number of factors, including actual and forecasted operating results and market data for the nail enamel industry.  Discounted cash flow calculations represent a common measure used to value and buy or sell businesses in our industry.  The discounted cash flow used in the goodwill impairment test for Kirker assumed discrete period revenue growth through fiscal 2021 that was reflective of recent downward revisions to previous expectations for future growth from market opportunities related to contracting with certain retailers to fill nail polish for their respective private label brands as well as downward revisions to growth expectations for the Kirker liquid nail polish business below the expected liquid nail polish growth rates for the markets in which Kirker operates.  In the terminal year we assumed a long-term earnings growth rate of 3.0% that we believe is appropriate given the current industry specific expectations.  As of the valuation date, we utilized a weighted-average cost of capital of 8.0%, which we believed was appropriate as it reflected the relative risk, the time value of money, and was consistent with Kirker’s peer group. After recording the goodwill impairment charge of $140.7 million, no goodwill remained on the Kirker balance sheets as of November 30, 2016.

Our other intangible asset impairment assessment involved estimating the fair value of each of Kirker’s amortizable intangibles and other long-lived assets as well as the indefinite-lived tradename asset and comparing it with its carrying amount. Measuring a potential impairment of amortizable intangibles and other long-lived assets requires the use of various estimates and assumptions, including the determination of which cash flows are directly related to the assets being evaluated, the respective useful lives over which those cash flows will occur and potential residual values, if any.  As the results of our testing indicated that the carrying values of certain of these assets would not be recoverable, as outlined above, we recorded other intangible asset impairments of approximately $45.7 million for the three and six months ended November 30, 2016.

Calculating the fair value of the Kirker indefinite-lived tradename required our significant use of estimates and assumptions. We estimated the fair value of Kirker’s indefinite-live tradename by applying a relief-from-royalty calculation, which included discounted future cash flows related to its projected revenues. In applying this methodology, we relied on a number of factors, including actual and forecasted revenues and market data for the nail enamel industry.  As the carrying amount of the tradename exceeded its fair value, the impairment loss of $2.0 million was recorded for the three and six months ended November 30, 2016.

Certain assets and liabilities are subject to nonrecurring fair value measurements, which typically are remeasured at fair value as a result of impairment charges.  As a result of the impairment testing described above, the fair value of Kirker’s identifiable intangible assets and indefinite-lived tradename were recalculated, and the resulting fair value approximated $5.8 million at November 30, 2016.  Based upon our review of the fair value hierarchy, the inputs used in these fair value measurements were considered Level 3 inputs.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 – MARKETABLE SECURITIES

The following tables summarize marketable securities held at November 30, 2017 and May 31, 2017 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
November 30, 2017
Equity securities:
Stocks - domestic	$1,800	$77	$-	$1,877
Mutual funds - foreign	41,901	2,961	(211)	44,651
Mutual funds - domestic	100,971	4,282	(2,042)	103,211
Total equity securities	144,672	7,320	(2,253)	149,739
Fixed maturity:
U.S. treasury and other government	23,567	66	(343)	23,290
Corporate bonds	651	85	(6)	730
Total fixed maturity securities	24,218	151	(349)	24,020
Total	$168,890	$7,471	$(2,602)	$173,759

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2017
Equity securities:
Stocks - domestic	$2,391	$76	$-	$2,467
Mutual funds - foreign	35,169	2,470	(204)	37,435
Mutual funds - domestic	102,671	2,084	(3,118)	101,637
Total equity securities	140,231	4,630	(3,322)	141,539
Fixed maturity:
U.S. treasury and other government	22,176	120	(177)	22,119
Corporate bonds	706	97	(6)	797
Total fixed maturity securities	22,882	217	(183)	22,916
Total	$163,113	$4,847	$(3,505)	$164,455

Marketable securities, included in other current and long-term assets totaling $102.5 million and $71.3 million at November 30, 2017, respectively, and included in other current and long-term assets totaling $89.5 million and $75.0 million at May 31, 2017, respectively, are composed of available-for-sale securities and are reported at fair value.  We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Gross gains realized on sales of investments were $2.0 million and $1.9 million for the quarters ended November 30, 2017 and 2016, respectively.  During the second quarter of fiscal 2017, we recognized gross realized losses on sales of investments of $0.8 million, while such losses were de minimis during the current fiscal quarter. During the second quarter of fiscal 2017, we recognized losses of approximately $0.2 million for securities deemed to have other-than-temporary impairments, while there were no such losses during the current fiscal quarter.

Gross gains realized on sales of investments were $6.1 million and $4.7 million for the six months ended November 30, 2017 and 2016, respectively.  During the first half of fiscal 2018 and 2017, we recognized gross realized losses on sales of investments of $1.2 million and $1.0 million, respectively. During the first half of fiscal 2017, we recognized losses of approximately $0.4 million for securities deemed to have other-than-temporary impairments, while there were no such losses during the first half of fiscal 2018.  These amounts are included in investment (income), net in the Consolidated Statements of Income.

Summarized below are the securities we held at November 30, 2017 and May 31, 2017 that were in an unrealized loss position and that were included in accumulated other comprehensive (loss), aggregated by the length of time the investments had been in that position:

	November 30, 2017		May 31, 2017
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$55,199	$(2,602)	$59,987	$(3,505)
Unrealized losses with a loss position for less than 12 months	13,813	(75)	40,854	(2,983)
Unrealized losses with a loss position for more than 12 months	41,386	(2,527)	19,133	(522)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. The unrealized losses generally relate to investments whose fair values at November 30, 2017 were less than 15% below their original cost. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at November 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$3,727	$3,716
One year through five years	16,089	15,879
Six years through ten years	3,224	3,154
After ten years	1,178	1,271
	$24,218	$24,020

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at November 30, 2017
U.S. Treasury and other government	$-	$23,290	$-	$23,290
Corporate bonds		730		730
Stocks - domestic	1,877			1,877
Mutual funds - foreign		44,651		44,651
Mutual funds - domestic		103,211		103,211
Contingent consideration			(14,685)	(14,685)
Total	$1,877	$171,882	$(14,685)	$159,074

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2017
U.S. Treasury and other government	$-	$22,119	$-	$22,119
Corporate bonds		797		797
Stocks - domestic	2,467			2,467
Mutual funds - foreign		37,435		37,435
Mutual funds - domestic		101,637		101,637
Contingent consideration			(17,979)	(17,979)
Total	$2,467	$161,988	$(17,979)	$146,476

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During the first half of fiscal 2018, we paid approximately $3.3 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current period.  During the first half of fiscal 2017, we paid approximately $4.1 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during last year’s first half. These amounts are reported in payments of acquisition-related contingent consideration in cash flows from financing activities in the Consolidated Statements of Cash Flows.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At November 30, 2017 and May 31, 2017, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of November 30, 2017 and May 31, 2017 are as follows:

	At November 30, 2017
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$267,857	$267,857
Marketable equity securities	149,739	149,739
Marketable debt securities	24,020	24,020
Long-term debt, including current portion	2,136,960	2,272,309

	At May 31, 2017
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$350,497	$350,497
Marketable equity securities	141,539	141,539
Marketable debt securities	22,916	22,916
Long-term debt, including current portion	2,090,082	2,243,167

NOTE 6 - DERIVATIVES AND HEDGING

Derivative Instruments and Hedging Activities

We are exposed to market risks, such as changes in foreign currency exchange rates and interest rates. To manage the volatility related to these exposures, from time to time, we enter into various derivative transactions. We use various types of derivative instruments including forward contracts and swaps. We formally assess, designate and document, as a hedge of an underlying exposure, each qualifying derivative instrument that will be accounted for as an accounting hedge at inception. Additionally, we assess, both at inception and at least quarterly thereafter, whether the financial instruments used in the hedging transaction are effective at offsetting changes in either the fair values or cash flows of the underlying exposures.

Net Investment Hedge

In October 2017, as a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we executed a fair value hedge and two cross currency swaps, in which we will pay variable rate interest in Euros and receive fixed rate interest in U.S. Dollars with a combined notional amount of approximately €85.25 million ($100 million U.S. Dollar equivalent), and which have a maturity date of November 2022. This effectively converts a portion of our U.S. Dollar denominated fixed rate debt to Euro denominated variable rate debt. The fair value hedge is recognized at fair value in our Consolidated Balance Sheets, while changes in the fair value of the hedge are recognized in interest expense in our Consolidated Statements of Income. We designated the swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized in accumulated other comprehensive income (“AOCI”) to offset the changes in the values of the net investments being hedged.  Amounts released from AOCI and reclassified into interest expense did not have a material impact on our Consolidated Financial Statements for any period presented.

Derivatives Designated as Cash Flow Hedging Instruments

We have designated certain forward contracts as hedging instruments pursuant to ASC No. 815 (“ASC 815”), “Derivatives and Hedging.” Changes in the fair value of these highly effective hedges are recorded as a component of AOCI. During the period in which a forecasted transaction affects earnings, amounts previously recorded as a component of AOCI are reclassified into earnings as a component of cost of sales.  Amounts released from AOCI and reclassified into earnings did not have a material impact on our Consolidated Financial Statements for any period presented. As of November 30, 2017, and May 31, 2017 the notional amount of the forward contracts held to sell international currencies was $14.6 million and $9.8 million, respectively.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Not Designated as Hedges

At November 30, 2017, we held three foreign currency forward contracts designed to reduce our exposure to changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows.  These contracts have not been designated as hedges; therefore, the changes in fair value of these derivatives are recognized in earnings as a component of other (income) expense. Amounts recognized in earnings did not have a material impact on our Consolidated Financial Statements for any period presented. As of November 30, 2017 and May 31, 2017, the notional amounts of the forward contracts held to purchase foreign currencies was $151.7 million and $49.4 million, respectively.

Disclosure about Derivative Instruments

All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts to present value using market based observable inputs, including interest rate curves, foreign currency rates, as well as future and basis point spreads, as applicable.

The fair values of qualifying and non-qualifying instruments used in hedging transactions as of November 30, 2017 and May 31, 2017 are as follows:

(in thousands)			Fair Value
Derivatives Designated as Hedging Instruments		Balance Sheet Location	November 30, 2017	May 31, 2017

Assets:
	Foreign Currency Exchange (Cash Flow)	Other Current Assets	438	15
	Cross Currency Swap (Net Investment)	Other Current Assets	1,905	-
	Interest Rate Swap (Fair Value)	Other Current Assets	260	-
	Cross Currency Swap (Net Investment)	Other Assets (Long-Term)	1,658	-
Liabilities:
	Foreign Currency Exchange (Cash Flow)	Other Accrued Liabilities	29	-
	Cross Currency Swap (Net Investment)	Other Long-Term Liabilities	6,807	-
	Interest Rate Swap (Fair Value)	Other Long-Term Liabilities	994	-

(in thousands)			Fair Value
Derivatives Not Designated as Hedging Instruments		Balance Sheet Location	November 30, 2017	May 31, 2017

Assets:
	Foreign Currency Exchange	Other Current Assets	525	24
Liabilities:
	Foreign Currency Exchange	Other Accrued Liabilities	202	-

NOTE 7 - INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2017	2016	2017	2016
Interest (income)	$(1,297)	$(1,093)	$(2,191)	$(2,233)
Net (gain) on sale of marketable securities	(2,037)	(1,114)	(4,897)	(3,698)
Other-than-temporary impairment on securities		217		403
Dividend (income)	(405)	(426)	(1,104)	(726)
Investment (income), net	$(3,739)	$(2,416)	$(8,192)	$(6,254)

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 - OTHER (INCOME) EXPENSE, NET

Other (income) expense, net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2017	2016	2017	2016
Royalty expense, net	$(178)	$581	$90	$1,336
(Income) related to unconsolidated equity affiliates	(244)	(324)	(517)	(537)
Other (income) expense, net	$(422)	$257	$(427)	$799

NOTE 9 — INCOME TAXES

The effective income tax expense rate was 12.2% for the three months ended November 30, 2017 compared to an effective income tax benefit rate of 34.3% for the three months ended November 30, 2016.  The effective income tax expense rate was 19.6% for the six months ended November 30, 2017 compared to an effective income tax benefit rate of 3.7% for the six months ended November 30, 2016.

The effective tax rate for the three months ended November 30, 2017 and 2016 reflect variances from the 35% federal statutory rate due to lower effective tax rate of certain of our foreign subsidiaries, the benefit of the domestic manufacturing deduction, partially offset by the unfavorable impact of state and local taxes. Additionally, we recorded favorable discrete tax adjustments for excess tax benefits related to equity compensation of $2.0 million and $1.0 million, respectively, in the three-month periods ended November 30, 2017 and 2016; and $3.5 million and $11.3 million, respectively, for the six month periods ended November 30, 2017 and 2016.

Additionally, during the three-month period ended November 30, 2017, we approved and completed a foreign legal entity restructuring and corresponding planning strategy that resulted in a discrete tax benefit of $18.0 million. Of this amount, a U.S. tax benefit of $1.2 million resulted from the generation of foreign tax credits which offset a deemed inclusion in U.S. taxable income of foreign earnings.  The planned subsequent distribution of these foreign earnings resulted in a benefit of $16.8 million for a corresponding reduction in the estimated deferred income tax liability for the U.S. tax cost associated with unremitted foreign earnings that are not considered permanently reinvested.

Furthermore, income tax expense for the six-month period ended November 30, 2017 reflects the net discrete tax benefit of $9.0 million that we previously reported during the three-month period ended August 31, 2017.  As of November 30, 2017, the amount of unremitted foreign earnings, not previously subject to U.S. tax that may be repatriated and the corresponding deferred tax liability have been adjusted to $221.8 million and $63.4 million, respectively. The reduction to the amount of unremitted foreign earnings that may be repatriated, and the related tax impact, is principally the result of the above noted transaction related to the foreign earnings not considered permanently reinvested, partially offset by the impact of foreign currency translation. The increase to the deferred tax liability related to foreign currency translation was recorded as a component of accumulated other comprehensive income.

We have not provided for U.S. income and foreign withholding taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of November 30, 2017.  Accordingly, no provision has been made for U.S. income taxes or foreign withholding taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were paid to us as dividends.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law.  The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates, which include reducing the corporate income tax rate from 35% to 21%, creating a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings), broadening the tax base and allowing for immediate capital expensing of certain qualified property.

As a fiscal year-end taxpayer, certain provisions of the Act will begin to impact us in our fiscal third quarter ending February 28, 2018, while other provisions will impact us beginning in fiscal 2019. The corporate tax rate reduction is effective for RPM as of January 1, 2018 and, accordingly, will reduce our current fiscal year federal statutory rate to a blended rate of approximately 29.2%.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We are currently analyzing the various components of the Act and its impact on our financial statements, including the estimated impact resulting from the re-measurement of our deferred tax assets and liabilities and the estimated charge for the one-time tax on our deferred foreign earnings and expect to record provisional amounts for these impacts in our third quarter financial statements.

We regularly assess our permanent reinvestment assertion regarding undistributed foreign earnings.  The Act includes other provisions that may factor into our reinvestment assertions.  Any prospective changes in our assertions regarding permanent reinvestment of undistributed earnings will be recorded in the period of the change.

NOTE 10 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

	November 30, 2017	May 31, 2017
(In thousands)
Raw material and supplies	$269,887	$248,426
Finished goods	594,132	539,771
Total Inventory, Net of Reserves	$864,019	$788,197

NOTE 11 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three and six month periods ended November 30, 2017 and 2016, we did not repurchase any shares of our common stock under this program.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 — EARNINGS (LOSS) PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the treasury stock method for the three months ended November 30, 2016 and the two-class method for the six months ended November 30, 2016.  For the three and six months ended November 30, 2017, basic and diluted earnings per share were calculated using the two-class method.

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Numerator for earnings per share:
Net income (loss) attributable to RPM International Inc. stockholders	$95,463	$(70,926)	$211,879	$41,843
Less: Allocation of earnings and dividends to participating securities	(1,313)		(2,828)	(621)
Net income (loss) available to common shareholders - basic	94,150	(70,926)	209,051	41,222
Add: Undistributed earnings reallocated to unvested shareholders	3		7
Add: Income effect of contingently issuable shares	1,379		2,756
Net income (loss) available to common shareholders - diluted	$95,532	$(70,926)	$211,814	$41,222
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	131,163	130,695	131,204	130,647
Average diluted options	514		544
Additional shares issuable assuming conversion of convertible securities (1)	3,915		3,915
Total shares for diluted earnings per share (2)	135,592	130,695	135,663	130,647
Earnings (Loss) Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings (Loss) Per Share of Common Stock	$0.72	$(0.54)	$1.59	$0.32
Diluted Earnings (Loss) Per Share of Common Stock	$0.70	$(0.54)	$1.56	$0.32

(1)

Represents the number of shares that would be issued if our contingently convertible notes were converted.  We include these shares in the calculation of diluted EPS as the conversion of the notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

(2)

Restricted shares totaling 123,262 and 99,612 for the three and six months ended November 30, 2017, respectively, were excluded from the calculation of diluted earnings per share because the grant price of the restricted shares exceeded the average market price of the shares during the period and their effect, accordingly, would have been anti-dilutive. There were 243,000 shares of restricted stock identified as being anti-dilutive for the three months ended November 30, 2016; and none identified as being anti-dilutive for the six months ended November 30, 2016. In addition, stock appreciation rights (“SARs”) totaling 600,000 for the three and six months ended November 30, 2017, and 1,170,000 for the three and six months ended November 30, 2016, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees.   The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and six month periods ended November 30, 2017 and 2016:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	November 30,	November 30,	November 30,	November 30,
Pension Benefits	2017	2016	2017	2016
(In thousands)
Service cost	$9,465	$9,401	$1,175	$1,127
Interest cost	4,379	4,331	1,145	1,224
Expected return on plan assets	(8,086)	(6,252)	(1,978)	(1,886)
Amortization of:
Prior service cost (credit)	29	54	(6)
Net actuarial losses recognized	3,618	5,540	419	573
Net Periodic Benefit Cost	$9,405	$13,074	$755	$1,038

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	November 30,	November 30,	November 30,	November 30,
Postretirement Benefits	2017	2016	2017	2016
(In thousands)
Service cost	$-	$-	$311	$284
Interest cost	43	57	224	222
Amortization of:
Prior service (credit)	(55)	(58)
Net actuarial losses recognized	6		79	60
Net Periodic Benefit (Credit) Cost	$(6)	$(1)	$614	$566

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
Pension Benefits	2017	2016	2017	2016
(In thousands)
Service cost	$18,930	$18,802	$2,350	$2,254
Interest cost	8,758	8,662	2,290	2,448
Expected return on plan assets	(16,172)	(12,504)	(3,956)	(3,772)
Amortization of:
Prior service cost	58	108	(12)	-
Net actuarial losses recognized	7,236	11,080	838	1,146
Net Periodic Benefit Cost	$18,810	$26,148	$1,510	$2,076

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
Postretirement Benefits	2017	2016	2017	2016
(In thousands)
Service cost	$-	$-	$622	$568
Interest cost	86	114	448	444
Amortization of:
Prior service (credit)	(110)	(116)	-	-
Net actuarial losses recognized	12	-	158	120
Net Periodic Benefit (Credit) Cost	$(12)	$(2)	$1,228	$1,132

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The decrease in pension and postretirement benefit cost from fiscal 2017 to 2018 reflects the impact of increased asset values, which we expect will generate higher returns, and a change in estimate for lump sum valuations. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. We previously disclosed in our financial statements for the fiscal year ended May 31, 2017 that we expected to contribute approximately $1.0 million to our retirement plans in the U.S. and approximately $7.0 million to plans outside the U.S. during the current fiscal year. As of November 30, 2017, this has not changed.

NOTE 14 – CONTINGENCIES AND OTHER ACCRUED LOSSES

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

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at November 30, 2017, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a reduction of sales, as a component of cost of sales, or within selling, general and administrative expense.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2017	2016	2017	2016
	(In thousands)
Beginning Balance	$15,771	$15,233	$19,149	$13,314
Deductions (1)	(6,030)	(5,942)	(14,671)	(8,432)
Provision charged to expense	4,716	6,663	9,979	11,072
Ending Balance	$14,457	$15,954	$14,457	$15,954

(1)	Primarily claims paid during the year.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  Both we and our General Counsel filed motions to dismiss the complaint on February 24, 2017.  Those motions to dismiss the complaint were denied by the Court on September 29, 2017.  We and our General Counsel filed answers to the complaint on October 16, 2017.  No trial date has been set, but formal discovery will commence in January 2018.  We intend to continue to contest the allegations in the complaint vigorously.

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

NOTE 15 – EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three months ended November 30, 2017 and 2016:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at August 31, 2017	$1,559,111	$3,092	$1,562,203
Net income	95,463	395	95,858
Other Comprehensive Income:
Foreign currency translation adjustments	(8,086)	(72)	(8,158)
Pension and other postretirement benefit liability adjustments, net of tax	3,066		3,066
Unrealized gain on securities, net of tax	2,549		2,549
Unrealized (loss) on derivatives, net of tax	(2,746)		(2,746)
Total Other Comprehensive (Loss), net of tax	(5,217)	(72)	(5,289)
Comprehensive Income	90,246	323	90,569
Dividends paid	(42,789)		(42,789)
Other noncontrolling interest activity		(647)	(647)
Shares repurchased and returned for taxes	(6,779)		(6,779)
Stock based compensation expense	6,964		6,964
Total Equity at November 30, 2017	$1,606,753	$2,768	$1,609,521

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at August 31, 2016	$1,435,438	$2,126	$1,437,564
Net (loss) income	(70,926)	670	(70,256)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(51,984)		(51,984)
Pension and other postretirement benefit liability adjustments, net of tax	3,590		3,590
Unrealized (loss) on securities, net of tax	(895)		(895)
Total Other Comprehensive (Loss), net of tax	(49,289)	-	(49,289)
Comprehensive (Loss) Income	(120,215)	670	(119,545)
Dividends paid	(40,075)		(40,075)
Other noncontrolling interest activity		(894)	(894)
Shares repurchased and returned for taxes	(2,558)		(2,558)
Stock based compensation expense	8,842		8,842
Total Equity at November 30, 2016	$1,281,432	$1,902	$1,283,334

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2017	$1,436,061	$2,639	$1,438,700
Net income	211,879	882	212,761
Other Comprehensive Income:
Foreign currency translation adjustments	36,361	(41)	36,320
Pension and other postretirement benefit liability adjustments, net of tax	3,695		3,695
Unrealized gain on securities, net of tax	2,471		2,471
Unrealized (loss) on derivatives, net of tax	(3,140)		(3,140)
Total Other Comprehensive Income (Loss), net of tax	39,387	(41)	39,346
Comprehensive Income	251,266	841	252,107
Dividends paid	(82,878)		(82,878)
Other noncontrolling interest activity		(712)	(712)
Shares repurchased and returned for taxes	(12,125)		(12,125)
Stock based compensation expense	14,429		14,429
Total Equity at November 30, 2017	$1,606,753	$2,768	$1,609,521

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2016	$1,372,335	$2,413	$1,374,748
Net income	41,843	1,295	43,138
Other Comprehensive Income:
Foreign currency translation adjustments	(63,495)		(63,495)
Pension and other postretirement benefit liability adjustments, net of tax	9,294		9,294
Unrealized gain on securities, net of tax	709		709
Total Other Comprehensive (Loss), net of tax	(53,492)	-	(53,492)
Comprehensive (Loss) Income	(11,649)	1,295	(10,354)
Dividends paid	(76,604)		(76,604)
Other noncontrolling interest activity		(1,806)	(1,806)
Shares repurchased and returned for taxes	(19,663)		(19,663)
Stock based compensation expense	17,013		17,013
Total Equity at November 30, 2016	$1,281,432	$1,902	$1,283,334

NOTE 16 — SEGMENT INFORMATION

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

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2017	2016	2017	2016
	(In thousands)
Net Sales
Industrial Segment	$702,905	$633,429	$1,432,673	$1,309,269
Consumer Segment	415,431	373,774	842,575	773,661
Specialty Segment	197,080	183,567	385,562	359,903
Consolidated	$1,315,416	$1,190,770	$2,660,810	$2,442,833

Income Before Income Taxes
Industrial Segment	$67,696	$50,291	$156,598	$139,557
Consumer Segment	45,085	(140,575)	117,453	(70,487)
Specialty Segment	34,439	31,160	67,606	61,664
Corporate/Other	(38,039)	(47,733)	(77,192)	(89,116)
Consolidated	$109,181	$(106,857)	$264,465	$41,618

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to the end of our second fiscal quarter, on December 20, 2017, we closed an offering of $300.0 million aggregate principal amount of 4.250% Notes due 2048.  The proceeds from these notes will be used to repay $250.0 million in principal amount of unsecured senior notes due February 15, 2018, which bear interest at 6.50%, and for general corporate purposes.

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

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2017	2016	2017	2016
	(In thousands)
Net Sales
Industrial Segment	$702,905	$633,429	$1,432,673	$1,309,269
Consumer Segment	415,431	373,774	842,575	773,661
Specialty Segment	197,080	183,567	385,562	359,903
Consolidated	$1,315,416	$1,190,770	$2,660,810	$2,442,833
Income Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$67,696	$50,291	$156,598	$139,557
Interest (Expense), Net (b)	(2,513)	(1,906)	(5,067)	(3,743)
EBIT (c)	$70,209	$52,197	$161,665	$143,300
Consumer Segment
Income (Loss) Before Income Taxes (a)	$45,085	$(140,575)	$117,453	$(70,487)
Interest (Expense), Net (b)	(143)	(19)	(339)	(22)
EBIT (c)	$45,228	$(140,556)	$117,792	$(70,465)
Specialty Segment
Income Before Income Taxes (a)	$34,439	$31,160	$67,606	$61,664
Interest Income, Net (b)	78	137	198	290
EBIT (c)	$34,361	$31,023	$67,408	$61,374
Corporate/Other
(Expense) Before Income Taxes (a)	$(38,039)	$(47,733)	$(77,192)	$(89,116)
Interest (Expense), Net (b)	(20,079)	(18,701)	(39,769)	(35,954)
EBIT (c)	$(17,960)	$(29,032)	$(37,423)	$(53,162)
Consolidated
Income (Loss) Before Income Taxes (a)	$109,181	$(106,857)	$264,465	$41,618
Interest (Expense), Net (b)	(22,657)	(20,489)	(44,977)	(39,429)
EBIT (c)	$131,838	$(86,368)	$309,442	$81,047

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles ("GAAP") in the U.S., to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2017

Net Sales  Consolidated net sales of $1,315.4 million for the second quarter of fiscal 2018 grew by approximately 10.5% from net sales of $1,190.8 million for last year’s second quarter. Acquisitions added 4.7%, while organic sales, which include the impact of price and volume, improved by 4.2%.  Consolidated net sales for the quarter also reflect a favorable foreign exchange impact of 1.6%.

Industrial segment net sales for the current quarter grew by 11.0% to $702.9 million, from net sales of $633.4 million during the same period a year ago. The improvement was primarily due to organic growth of 5.4% during the quarter, driven mainly by North American roofing, but also by our polymer flooring businesses. Recent acquisitions contributed 3.3% to net sales during the current quarter, while favorable foreign exchange impacted net sales by 2.3% during the current quarter.

Consumer segment net sales for the quarter grew by 11.1% to $415.4 million, from $373.8 million during last year’s second quarter, due to growth in net sales from recent acquisitions of 7.3%.  This segment had growth in organic sales of 3.0% during the quarter versus the same period last year, driven primarily by sales of caulks and sealants, as well as improved results in select international markets.  Slightly favorable foreign currency impacted net sales in the consumer segment by 0.8% during the current quarter versus the same period a year ago.

Specialty segment net sales for the quarter grew by 7.4% to $197.1 million, from $183.6 million during last year’s second quarter. Recent acquisitions provided 3.8% of the growth in net sales, while organic growth provided 2.8% during the current quarter, in spite of the loss of sales associated with the fiscal 2017 closure of an unprofitable European manufacturing facility. Organic growth in net sales was driven by recent hurricane activity that impacted our businesses serving the water damage restoration and equipment markets, as well as increases in specialty OEM industrial coatings and wood finishes.  Sales declined in our edible coatings business as expected due to the loss of a patent in August 2017, however, this business has been able to retain most of its larger customers.  Foreign currency had a slightly favorable impact on specialty segment net sales for the quarter by 0.8%.

Gross Profit Margin  Our consolidated gross profit margin of 41.9% of net sales for the second quarter of fiscal 2018 compares to a consolidated gross profit margin of 43.8% for the comparable period a year ago. This gross profit decline of approximately 1.9% of net sales includes the benefit of our current quarter organic growth in sales, which provided approximately 0.6% of net sales, or 60 basis points (“bps”), which was more than offset by the burden of overall higher raw material costs for approximately 110 bps, unfavorable manufacturing absorption for approximately 50 bps, and approximately 100 bps from an unfavorable mix of product sold versus last year.  We anticipate that rising raw material prices will continue to trend upward due to more robust global demand and rising petrochemical costs.

Selling, General and Administrative Expenses (“SG&A”)  Our consolidated SG&A expense during the current period was relatively flat versus the same period last year, but improved to 31.9% of net sales from 35.2% of net sales for the prior year quarter, resulting primarily from the 10.5% increase in net sales during the current quarter, combined with tighter cost controls during the current quarter and the benefit from severance actions taken during fiscal 2017 across each of our segments.  During fiscal 2017, we made a decision to exit our Flowcrete polymer flooring business located in the Middle East, and in connection with that decision, we performed an additional review of the collectability of accounts receivable which resulted in a loss of $11.4 million for increased bad debt reserves during last year’s second quarter. We continue to assess unprofitable facilities and businesses and could incur additional charges in the future.  Additional SG&A expense generated from companies acquired during the last 12 months approximated $13.1 million during the current quarter. Lastly, warranty expense for the quarter ended November 30, 2017 decreased slightly by approximately $1.9 million from the amount recorded during the comparable prior year period, and it is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A was approximately $5.0 million higher for the second quarter of fiscal 2018 versus the comparable prior year period, but decreased as a percentage of net sales, which reflects the industrial segment’s solid 11.0% growth in net sales combined with overall tighter cost controls during the current quarter and the benefit from severance actions taken during fiscal 2017. We will continue to focus on improving operating leverage throughout the industrial segment. As previously discussed, in connection with the decision to exit the Flowcrete Middle East business, during last year’s second quarter we incurred a loss of $11.4 million for increased bad debt reserves.  Additional SG&A expense generated from companies acquired during the last 12 months approximated $6.2 million for this segment during the current quarter.

Our consumer segment SG&A increased by approximately $7.4 million during the second quarter of fiscal 2018 versus the same period last year, but decreased as a percentage of net sales, reflecting overall tighter cost controls during the current quarter and the benefit from severance actions taken during fiscal 2017. Additionally, the consumer segment recorded lower employee compensation expense as well as slightly lower distribution expense during the current quarter. Recent acquisitions increased SG&A expense in this segment by approximately $5.9 million.

Our specialty segment SG&A was approximately $1.2 million lower during the second quarter of fiscal 2018 versus the comparable prior year period, and decreased as a percentage of net sales, which reflects this segment’s 7.4% growth in net sales combined with overall tighter cost controls during the current quarter and the benefit from severance actions taken during fiscal 2017.  This segment also benefited from lower SG&A in connection with the fiscal 2017 closure of an unprofitable European manufacturing facility.  During the current quarter, recent acquisitions increased SG&A expense in this segment by approximately $1.0 million.

SG&A expenses in our corporate/other category of $18.0 million during the second quarter of fiscal 2018 decreased by $11.0 million from $29.0 million recorded during last year’s second quarter, resulting primarily from lower healthcare and pension expense, as well as lower legal and acquisition-related professional fees.

We recorded total net periodic pension and postretirement benefit costs of $10.8 million and $14.7 million for the second quarter of fiscal 2018 and 2017, respectively. The $3.9 million decrease in pension expense resulted from an approximate $2.0 million decline in net actuarial losses recognized during the current quarter versus last year’s second quarter, principally from a change in estimate for lump sum valuations, which were updated to incorporate future expectations of interest rates.  There was also a higher expected return on increased plan assets during the current quarter versus the same period last year for approximately $1.9 million. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Goodwill and Other Intangible Asset Impairments As described in Note 3, “Goodwill and Other Intangible Assets,” to the consolidated financial statements, we recorded impairment charges related to a reduction of the carrying value of goodwill and other intangible assets totaling $188.3 million during last year’s second quarter ended November 30, 2016.  For additional information, refer to Note 3 to the consolidated financial statements.

Interest Expense  Interest expense was $26.4 million for the second quarter of fiscal 2018 versus $22.9 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s second quarter by approximately $1.1 million versus the same period a year ago.  Excluding acquisition-related borrowings, lower average borrowings year-over-year decreased interest expense by approximately $0.1 million. Lastly, higher interest rates, which averaged 4.37% overall for the second quarter of fiscal 2018 compared with 4.21% for the same period of fiscal 2017, increased interest expense by approximately $2.5 million during the current quarter versus the same period last year.

Investment (Income), Net  Net investment income of approximately $3.7 million for the second quarter of fiscal 2018 compares to net investment income of $2.4 million during the same period last year.  Dividend and interest income totaled $1.7 million and $1.5 million for the second quarter of fiscal 2018 and 2017, respectively.  Net realized gains on the sales of investments totaled $2.0 million during the second quarter of fiscal 2018, while those gains were $1.1 million during the same period a year ago.  Impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.2 million during the second quarter of fiscal 2017, while there were no such losses during the second quarter of the current fiscal year.

Income (Loss) Before Income Taxes (“IBT”)  Our consolidated pretax income for the second quarter of fiscal 2018 of $109.2 million compares with pretax loss of $106.9 million for the same period a year ago.

Our industrial segment had IBT of $67.7 million, or 9.6% of net sales, for the quarter ended November 30, 2017, versus IBT of $50.3 million, or 7.9% of net sales, for the same period a year ago. Our industrial segment results reflect the impact of 5.4% growth in organic sales during the current quarter, offset primarily by the impact from higher raw material costs, distribution expense and unfavorable transactional foreign exchange expense.  Our consumer segment IBT approximated $45.1 million, or 10.9% of net sales, for the second quarter of fiscal 2018, versus the prior year second quarter pretax loss of $140.6 million.  During last year’s second quarter, we recorded goodwill and other intangible asset impairment charges of $188.3 million relating to this segment’s Kirker nail enamel business. The current quarter was challenging for our consumer segment, and we expect that to continue throughout the last half of the current fiscal year.  As a result, we currently anticipate an increase in our spending on advertising and promotions during the last half of the year.  Our specialty segment had pretax income of $34.4 million, or 17.5% of net sales for the quarter ended November 30, 2017, versus pretax income of $31.2 million, or 17.0% of net sales, for the same period a year ago, reflecting leverage on 2.8% growth in organic sales during the quarter, combined with the benefit from the closure of an unprofitable European manufacturing facility and severance actions taken during fiscal 2017.

Income Tax Rate The effective income tax expense rate was 12.2% for the three months ended November 30, 2017 compared to an effective income tax benefit rate of 34.3% for the three months ended November 30, 2016.  The decrease in the current quarter effective income tax rate as compared to the prior quarter rate is primarily due to a $18.0 million discrete tax benefit recorded in the current quarter. The discrete benefit resulted primarily from the execution of legal entity restructurings associated with tax planning strategies and a corresponding reduction to the deferred tax liability recorded for our estimate of the U.S. tax cost associated with unremitted foreign earnings that may be repatriated in the forseeable future.

Net Income (Loss)  Net income of $95.9 million for the quarter ended November 30, 2017 compares to net loss of $70.3 million for the comparable prior year period.  Net income attributable to noncontrolling interests approximated $0.4 million and $0.7 million for the second quarter of fiscal 2018 and 2017, respectively.  Net income attributable to RPM International Inc. stockholders for the second quarter of fiscal 2018 was $95.5 million, or 7.3% of consolidated net sales, which compared to net loss of $70.9 million, or 6.0% of consolidated net sales for the comparable prior year period.

Diluted income per share of common stock for the quarter ended November 30, 2017 of $0.70 compares with diluted loss per share of common stock of $0.54 for the quarter ended November 30, 2016.

Six Months Ended November 30, 2017

Net Sales  Consolidated net sales of $2,660.8 million for the first half of fiscal 2018 grew by approximately 8.9% from net sales of $2,442.8 million for last year’s first half. Acquisitions added 5.5%, while organic sales, which include the impact of price and volume, improved by 2.5%.  Consolidated net sales for this year’s first half also reflect a slightly favorable foreign exchange impact of 0.9%.

Industrial segment net sales for the current period grew by 9.4% to $1,432.7 million, from net sales of $1,309.3 million during the same period a year ago. The improvement was primarily due to recent acquisitions, which contributed 4.2% to net sales during the current period. Organic growth of 3.8% during this year’s first half resulted from improved performance by our roofing businesses, and several of our European businesses; especially certain U.K. based operations, but was slightly offset by a lagging performance by our businesses which continue to be impacted by recession and political unrest in Brazil, as well as our companies serving oil and gas markets.  Favorable foreign exchange impacted net sales by 1.4% during the current period.

Consumer segment net sales for this year’s first half grew by 8.9% to $842.6 million, primarily due to growth in net sales from recent acquisitions of 8.5%.  This segment had a virtually no growth in organic sales during the current period versus the same period last year, as the timing of shipments, inventory adjustments and softer consumer takeaway at our larger retail customers continued to impact this segment throughout the first half of fiscal 2018.  Slightly favorable foreign currency impacted net sales in the consumer segment by 0.4% during the current period versus the same period a year ago.

Specialty segment net sales for this year’s first half grew by 7.1% to $385.6 million. Recent acquisitions provided 3.9% of the growth in net sales, while organic growth provided 2.9% during the current period, in spite of the loss of sales associated with the fiscal 2017 closure of an unprofitable European manufacturing facility. Organic growth in net sales was driven by recent hurricane activity that impacted our businesses serving the water damage restoration and equipment markets, as well as increases in specialty OEM industrial coatings.  Foreign currency had a slightly favorable impact on specialty segment net sales during this year’s first half by 0.3%.

Gross Profit Margin  Our consolidated gross profit margin of 42.2% of net sales for the first half of fiscal 2018 compares to a consolidated gross profit margin of 44.0% for the comparable period a year ago. This gross profit decline of approximately 1.8% of net sales primarily reflects current year margins that were burdened by the impact of overall higher raw material costs for approximately 90 bps, unfavorable manufacturing absorption for approximately 30 bps, and approximately 60 bps from an unfavorable mix of product sold versus last year.  We anticipate that rising raw material prices will continue to trend upward due to higher petrochemical costs and rising global demand.

SG&A  Our consolidated SG&A expense increased by approximately $10.4 million during the current period versus the same period last year, but improved to 30.6% of net sales for this year’s first half from 32.9% of net sales for the comparable prior year period, resulting primarily from the 8.9% increase in net sales during the current period, combined with tighter cost controls during the current period and the benefit from severance actions taken during fiscal 2017 across each of our segments.  During fiscal 2017, we made a decision to exit our Flowcrete polymer flooring business located in the Middle East, and in connection with that decision, we performed an additional review of the collectability of accounts receivable which resulted in a loss of $11.4 million for increased bad debt reserves during last year’s first half.  Additional SG&A expense generated from companies acquired during the last 12 months approximated $29.2 million during this year’s first half. There was also higher distribution and commission expense on higher sales volume during the current period versus last year, which was partially offset by lower professional services and bad debt expense.  Lastly, warranty expense for the six months ended November 30, 2017 decreased slightly by approximately $1.1 million from the amount recorded during the comparable prior year period, and it is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A was approximately $18.3 million higher for the first half of fiscal 2018 versus the comparable prior year period, but decreased as a percentage of net sales, which reflects the industrial segment’s solid 9.4% growth in net sales combined with overall tighter cost controls during the current period and the benefit from severance actions taken during fiscal 2017. We will continue to focus on improving operating leverage throughout the industrial segment. As previously discussed, in connection with the decision to exit the Flowcrete Middle East business, during last year’s first half we incurred a loss of $11.4 million for increased bad debt reserves. In addition to higher distribution and commission expense, recent acquisitions increased SG&A expense in this segment by approximately $14.7 million.

Our consumer segment SG&A increased by approximately $9.6 million during the first half of fiscal 2018 versus the same period last year, but decreased as a percentage of net sales, reflecting overall tighter cost controls during the current period and the benefit from severance actions taken during fiscal 2017. Recent acquisitions increased SG&A expense in this segment by approximately $12.8 million.

Our specialty segment SG&A was approximately $1.8 million lower during the first half of fiscal 2018 versus the comparable prior year period, and decreased as a percentage of net sales, which reflects this segment’s 7.1% growth in net sales combined with overall tighter cost controls during the current period and the benefit from severance actions taken during fiscal 2017.  This segment also benefited from lower SG&A in connection with the fiscal 2017 closure of an unprofitable European manufacturing facility.  During the current period, recent acquisitions increased SG&A expense in this segment by approximately $1.7 million.

SG&A expenses in our corporate/other category of $38.2 million during the first half of fiscal 2018 decreased by $15.0 million from $53.2 million recorded during last year’s first half, resulting primarily from lower healthcare and pension expense, as well as lower legal and acquisition-related professional fees.

We recorded total net periodic pension and postretirement benefit costs of $21.6 million and $29.4 million for the first half of fiscal 2018 and 2017, respectively. The $7.8 million decrease in pension expense resulted from an approximate $4.0 million decline in net actuarial losses recognized during the current period versus last year’s first half, principally from a change in estimate for lump sum valuations, which were updated to incorporate future expectations of interest rates.  There was also a higher expected return on increased plan assets during the current period versus the same period last year for approximately $3.8 million. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Goodwill and Other Intangible Asset Impairments  As described in Note 3, “Goodwill and Other Intangible Assets,” to the consolidated financial statements, we recorded impairment charges related to a reduction of the carrying value of goodwill and other intangible assets totaling $188.3 million during last year’s second quarter and first half ended November 30, 2016.  For additional information, refer to Note 3 to the consolidated financial statements.

Interest Expense  Interest expense was $53.2 million for the first half of fiscal 2018 versus $45.7 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first half by approximately $2.3 million versus the same period a year ago.  Excluding acquisition-related borrowings, higher average borrowings year-over-year increased interest expense by approximately $0.4 million. Lastly, higher interest rates, which averaged 4.34% overall for the first half of fiscal 2018 compared with 4.20% for the same period of fiscal 2017, increased interest expense by approximately $4.8 million during the current period versus the same period last year.

Investment (Income), Net  Net investment income of approximately $8.2 million for the first half of fiscal 2018 compares to net investment income of $6.3 million during the same period last year.  Dividend and interest income totaled $3.3 million and $3.0 million for the first half of fiscal 2018 and 2017, respectively.  Net realized gains on the sales of investments totaled $4.9 million during the first half of fiscal 2018, while those gains were $3.7 million during the same period a year ago.  Impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.4 million during the first half of fiscal 2017, while there were no such losses for the first half of the current fiscal year.

IBT  Our consolidated pretax income for the first half of fiscal 2018 of $264.5 million compares with pretax income of $41.6 million for the same period a year ago.

Our industrial segment had IBT of $156.6 million, or 10.9% of net sales, for the six months ended November 30, 2017, versus IBT of $139.6 million, or 10.7% of net sales, for the same period a year ago. Our industrial segment results reflect the impact of 9.4% growth in net sales during the current period, offset primarily by the impact from higher raw material costs, distribution expense and disappointing results in Latin America.  Our consumer segment IBT approximated $117.5 million, or 13.9% of net sales, for the first half of fiscal 2018, versus the prior year first half pretax loss of $70.5 million.  During last year’s first half, this segment recorded goodwill and other intangible asset impairment losses of $188.3 million.  Our specialty segment had pretax income of $67.6 million, or 17.5% of net sales for the six months ended November 30, 2017, versus pretax income of $61.7 million, or 17.1% of net sales, for the same period a year ago, reflecting leverage on 7.1% growth in net sales during the current period, combined with the benefit from the closure of an unprofitable European manufacturing facility and severance actions taken during fiscal 2017. As previously reported, an edible coatings patent expired in the U.S. during the month of August 2017, and as a result, we anticipate the impact of the patent expiration on fiscal 2018 IBT to approximate at least $10.0 million.

Income Tax Rate The effective income tax expense rate was 19.6% for the six months ended November 30, 2017 compared to an effective income tax benefit rate of 3.7% for the six months ended November 30, 2016.

For the six-month period ended November 30, 2017, the favorable variance from the 35% statutory rate is primarily due to a cumulative net $27.0 million discrete benefit recorded in the six-month period primarily related to the execution of certain tax planning strategies and a corresponding reduction to the deferred tax liability recorded for our estimate of the U.S. tax cost associated with unremitted foreign earnings that may be repatriated in the foreseeable future.

For the six-month period ended November 30, 2016, the variance from the 35% statutory rate is primarily due to an $11.3 million discrete tax benefit recorded for excess tax benefits related to equity compensation and the inflated effect of that rate benefit due to the relatively low level of pre-tax income.

Net Income  Net income of $212.8 million for the six months ended November 30, 2017 compares to net income of $43.1 million for the comparable prior year period.  Net income attributable to noncontrolling interests approximated $0.9 million and $1.3 million for the first half of fiscal 2018 and 2017, respectively.  Net income attributable to RPM International Inc. stockholders for the first half of fiscal 2018 was $211.9 million, or 8.0% of consolidated net sales, which compared to net income of $41.8 million, or 1.7% of consolidated net sales for the comparable prior year period.

Diluted income per share of common stock for the six months ended November 30, 2017 of $1.56 compares with diluted earnings per share of common stock of $0.32 for the six months ended November 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $115.2 million of cash was provided by operating activities during the first half of fiscal 2018, compared with $158.7 million of cash provided operating activities during the same period last year.

The net change in cash from operations includes the change in net income, which increased by $169.6 million during the first half of fiscal 2018 versus the same period during fiscal 2017.  Changes in working capital accounts and all other accruals used approximately $52.0 million more cash flow during the first half of fiscal 2018 versus the same period last year.

The change in accounts receivable during the first half of fiscal 2018 provided approximately $76.7 million less cash than during the same period a year ago.  Days sales outstanding at November 30, 2017 increased to 63.0 days from 59.5 days sales outstanding at November 30, 2016.

During the first half of fiscal 2018, we spent approximately $18.7 million less cash for inventory purchases compared to our spending during the same period a year ago.  This resulted from the combination of timing of purchases by retail customers and a systematic reduction of inventory levels at certain businesses in our consumer segment. Days of inventory outstanding at November 30, 2017 decreased to 101.7 days from 102.5 days of inventory outstanding at November 30, 2016.

The change in accounts payable during the first half of fiscal 2018 used approximately $25.8 million more cash than during the first half of fiscal 2017, resulting principally from the timing of certain payments.  Accrued compensation and benefits used approximately $10.2 million less cash during the first half of fiscal 2018 versus fiscal 2017, due to lower bonus accruals made during fiscal 2018 versus fiscal 2017.  Other accruals and prepaids, including those for other short-term and long-term items and changes in accrued loss reserves, provided $22.5 million more cash during the first half of fiscal 2018 versus the same period a year ago, primarily from the timing of customer rebates.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. During the first half of fiscal 2018, we paid $54.6 million for acquisitions, net of cash acquired, versus $65.2 million during the comparable prior year period. Capital expenditures of $45.3 million during the first half of fiscal 2018 compare with depreciation of $40.4 million. In the comparable prior year period, capital expenditures were $48.0 million, which compared with depreciation of $35.6 million. We will be increasing our capital spending in fiscal 2018 in an effort to more aggressively invest in our internal growth initiatives, especially in overseas markets.  We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand throughout fiscal 2018 and beyond.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At November 30, 2017, the fair value of our investments in marketable securities totaled $173.8 million, of which investments with a fair value of $55.2 million were in an unrealized loss position.  At May 31, 2017, the fair value of our investments in marketable securities totaled $164.5 million, of which investments with a fair value of $60.0 million were in an unrealized loss position.  The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. Total pretax unrealized losses recorded in accumulated other comprehensive income at November 30, 2017 and May 31, 2017 were $2.6 million and $3.5 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at November 30, 2017 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at November 30, 2017 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of November 30, 2017, approximately $225.4 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries.  Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions.  Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements.  Refer to Note 9, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $971.7 million at November 30, 2017. Our debt-to-capital ratio was 57.1% at November 30, 2017, compared with 59.3% at May 31, 2017.

4.250% Notes due 2048

On December 20, 2017, we closed an offering for $300.0 million aggregate principal amount of 4.250% Notes due 2048 (the “2048 Notes”).  The proceeds from the 2048 Notes will be used to repay $250.0 million in principal amount of unsecured senior notes due February 15, 2018, which bear interest at 6.50%, and for general corporate purposes.  Interest on the 2048 Notes accrues from December 20, 2017 and is payable semiannually in arrears on January 15th and July 15th of each year, beginning July 15, 2018, at a rate of 4.250% per year. The 2048 Notes mature on January 15, 2048.  The indenture governing this indebtedness includes cross-acceleration provisions. Under certain circumstances, where an event of default under our other instruments results in acceleration of the indebtedness under such instruments, holders of the indebtedness under the indenture are entitled to declare amounts outstanding immediately due and payable.

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

Revolving Credit Agreement

During fiscal 2015, we entered into an $800.0 million unsecured syndicated revolving credit facility (the “Revolving Credit Facility”), which expires on December 5, 2019.  The Revolving Credit Facility includes sublimits for the issuance of swingline loans, which are comparatively short-term loans used for working capital purposes and letters of credit.  The aggregate maximum principal amount of the commitments under the Revolving Credit Facility may be expanded upon our request, subject to certain conditions, up to $1.0 billion.  The Revolving Credit Facility is available to refinance existing indebtedness, to finance working capital and capital expenditures, to satisfy all or a portion of our obligations relating to the plan of reorganization for our SPHC subsidiary, and for general corporate purposes.

The Revolving Credit Facility requires us to comply with various customary affirmative and negative covenants, including a leverage covenant and interest coverage ratio, which are calculated in accordance with the terms as defined by the credit agreement.  Under the terms of the leverage covenant, we may not permit our consolidated indebtedness as of any fiscal quarter end to exceed 65% of the sum of such indebtedness and our consolidated shareholders’ equity on such date.  The minimum required consolidated interest coverage ratio for EBITDA to interest expense is 3.50 to 1.  The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended using an EBITDA as defined in the credit agreement.

As of November 30, 2017, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 56.2%, while our interest coverage ratio was 8.4 to 1. Our available liquidity under our Revolving Credit Facility stood at $553.9 million at November 30, 2017.

Our access to funds under our Revolving Credit Facility is dependent on the ability of the financial institutions that are parties to the Revolving Credit Facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Moreover, the obligations of the financial institutions under our Revolving Credit Facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

As previously reported, during fiscal 2015, a plan of reorganization was confirmed (the “Bankruptcy Plan”) and, effective as of December 23, 2014, Bondex, SPHC, Republic and NMBFiL emerged from bankruptcy.  Accordingly, trusts were established under Section 524(g) of the United States Bankruptcy Code (together, the “Trust”) and were funded with first installments.  Borrowings under our Revolving Credit Facility were used to fund the initial trust payment of $450 million, which is classified as long-term debt in our Consolidated Balance Sheets.  The Trust was funded with $450 million in cash and a promissory note, bearing no interest and maturing on or before December 23, 2018 (the “Bankruptcy Note”). There is one remaining trust payment due. The Bankruptcy Plan, and Bankruptcy Note, provide that on or before December 23, 2018, a final payment of $125 million in cash, RPM stock or a combination thereof will be deposited into the Trust. The net present value of the Bankruptcy Note, or $121.8 million, is classified as other long-term liabilities in our consolidated financial statements at November 30, 2017.  A portion of the payments due under the Bankruptcy Note is secured by a right to the equity of SPHC, Republic and Bondex.

All past and future contributions to the Trust are deductible for U.S. income tax purposes.

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

As of November 30, 2017, there was no outstanding balance under the AR Program, which compares with the maximum availability on that date of $200.0 million.  The interest rate under the Purchase Agreement is based on the Alternate Base Rate, LIBOR Market Index Rate, one-month LIBOR or LIBOR for a specified tranche period, as selected by us, plus in each case, a margin of 0.70%. In addition, we are obligated to pay a monthly unused commitment fee based on the daily amount of unused commitments under the Agreement, which fee ranges from 0.30% to 0.50% based on usage.  The AR Program contains various customary affirmative and negative covenants and also contains customary default and termination provisions.

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

The Convertible Notes will be convertible under certain circumstances and during certain periods at an initial conversion rate of 18.8905 shares of RPM common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $52.94 per share of common stock), subject to adjustment in certain circumstances.  In October 2017, we declared a dividend in excess of $0.24 per share, and consequently, the adjusted conversion rate at November 30, 2017 was 19.099650.  The initial conversion price represents a conversion premium of approximately 37% over the last reported sale price of RPM common stock of $38.64 on December 3, 2013.  Prior to June 15, 2020, the Convertible Notes may be converted only upon specified events, and, thereafter, at any time.  Upon conversion, the Convertible Notes may be settled, at RPM’s election, in cash, shares of RPM’s common stock, or a combination of cash and shares of RPM’s common stock.  The indenture governing this indebtedness includes cross-acceleration provisions. Under certain circumstances, where an event of default under our other instruments results in acceleration of the indebtedness under such instruments, holders of the indebtedness under the indenture are entitled to declare amounts outstanding immediately due and payable.

We account for the liability and equity components of the Convertible Notes separately, and in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 3.92%.  Contractual interest was $1.2 million and amortization of the debt discount was $0.7 million for the second quarter of fiscal 2018 and 2017. Contractual interest was $2.3 million for the first half of fiscal 2018 and 2017, while amortization of the debt discount was $1.5 million and $1.4 million for the first half of fiscal 2018 and 2017, respectively.  At November 30, 2017, the remaining period over which the debt discount will be amortized was 3.0 years, the unamortized debt discount was $9.7 million, and the carrying amount of the equity component was $20.7 million.

The following table summarizes our financial obligations and their expected maturities at November 30, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

	Total Contractual	Payments Due In
	Payment Stream	2018	2019-20	2021-22	After 2022
	(In thousands)
Long-term debt obligations	$2,136,960	$253,688	$695,832	$493,089	$694,351
Capital lease obligations	1,007	219	345	170	273
Operating lease obligations	213,874	54,066	69,363	36,264	54,181
Other long-term liabilities (1):
Interest payments on long-term debt obligations	713,495	81,400	117,839	84,506	429,750
Promissory note payments on 524(g) Trust	125,000		125,000
Contributions to pension and postretirement plans (2)	369,800	8,900	65,800	134,100	161,000
Total	$3,560,136	$398,273	$1,074,179	$748,129	$1,339,555

(1)

Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $18.1 million at November 30, 2017. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.

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

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2017 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action in the U.S. District Court for the District of Columbia against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  The complaint seeks disgorgement of gains that may have resulted from the conduct alleged in the complaint, and payment of unspecified monetary penalties from us and our General Counsel pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act.  Further, the complaint seeks to permanently enjoin us from violations of Sections 17(a)(2) and (a)(3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Exchange Act Rules 12b-20, 13a-1, 13a-11 and 13a-13, and to permanently enjoin our General Counsel from violations of Sections 17(a)(2) and (a)(3) of the Securities Act and Exchange Act Rules 13b2-1 and 13b2-2(a).  Both we and our General Counsel filed motions to dismiss the complaint on February 24, 2017.  Those motions to dismiss the complaint were denied by the Court on September 29, 2017.  We and our General Counsel filed answers to the complaint on October 16, 2017.  No trial date has been set, but formal discovery will commence in January 2018.  We intend to continue to contest the allegations in the complaint vigorously.

Environmental Proceedings

As previously disclosed, following an audit of Rust-Oleum Corporation’s Annual Quantity and Emissions Reports, the State of California’s South Coast Air Quality Management District (the “AQMD”) issued a Notice of Violation to Rust-Oleum alleging violations of AQMD’s Rule 314 (relating to fees for architectural coatings) and Rule 1113 (relating to limits on volatile organic compound content in architectural coatings).  Rust-Oleum estimates that it may be subject to excess emission fees, civil penalties and AQMD’s costs in the range of approximately $325,000 to $500,000 in the aggregate, and anticipates that all or a portion of such payments may be offset by a credit for excess amounts that Rust-Oleum has previously paid to AQMD.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the second quarter of fiscal 2018:

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
September 1, 2017 through September 30, 2017	978	$48.86	-	-
October 1, 2017 through October 31, 2017	87,718	$51.79	-	-
November 1, 2017 through November 30, 2017	41,935	$52.20	-	-
Total - Second Quarter	130,631	$51.90	-	-

(1)

Represents shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.'s Amended and Restated 2014 Omnibus Equity and Incentive Plan and 2007 Restricted Stock Plan.

(2)	Refer to Note 11 to the consolidated financial statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Russell L. Gordon
Russell L. Gordon
Vice President and
Chief Financial Officer

Dated: January 4, 2018