Form 10-Q
period 2018-02-28
RPM INTERNATIONAL INC/DE/
filed 2018-04-05
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018,

or

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

As of April 2, 2018 133,729,592 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	February 28, 2018	May 31, 2017
Assets
Current Assets
Cash and cash equivalents	$264,386	$350,497
Trade accounts receivable (less allowances of
$42,244 and $44,138, respectively)	884,295	995,330
Inventories	930,594	788,197
Prepaid expenses and other current assets	278,069	263,412
Total current assets	2,357,344	2,397,436
Property, Plant and Equipment, at Cost	1,570,597	1,484,579
Allowance for depreciation	(797,610)	(741,893)
Property, plant and equipment, net	772,987	742,686
Other Assets
Goodwill	1,185,890	1,143,913
Other intangible assets, net of amortization	577,861	573,092
Deferred income taxes	21,042	19,793
Other	220,801	213,529
Total other assets	2,005,594	1,950,327
Total Assets	$5,135,925	$5,090,449
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$433,372	$534,718
Current portion of long-term debt	3,767	253,645
Accrued compensation and benefits	139,243	181,084
Accrued losses	21,107	31,735
Other accrued liabilities	324,624	234,212
Total current liabilities	922,113	1,235,394
Long-Term Liabilities
Long-term debt, less current maturities	2,179,658	1,836,437
Other long-term liabilities	334,913	482,491
Deferred income taxes	63,219	97,427
Total long-term liabilities	2,577,790	2,416,355
Commitments and contingencies (Note 14)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	-	-
Common stock, par value $0.01; authorized 300,000 shares; issued 141,712 and outstanding 133,730 as of February 28, 2018; issued 141,242 and outstanding 133,563 as of May 31, 2017	1,337	1,336
Paid-in capital	972,187	954,491
Treasury stock, at cost	(233,288)	(218,222)
Accumulated other comprehensive (loss)	(405,734)	(473,986)
Retained earnings	1,298,876	1,172,442
Total RPM International Inc. stockholders' equity	1,633,378	1,436,061
Noncontrolling Interest	2,644	2,639
Total equity	1,636,022	1,438,700
Total Liabilities and Stockholders' Equity	$5,135,925	$5,090,449

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017
Net Sales	$1,102,677	$1,022,496	$3,763,487	$3,465,329
Cost of Sales	663,184	593,923	2,200,971	1,963,033
Gross Profit	439,493	428,573	1,562,516	1,502,296
Selling, General and Administrative Expenses	382,972	386,032	1,196,980	1,189,611
Goodwill and Other Intangible Asset Impairments	-	4,900	-	193,198
Interest Expense	27,459	23,769	80,628	69,452
Investment (Income), Net	(5,471)	(3,627)	(13,663)	(9,881)
Other (Income) Expense, Net	(165)	502	(592)	1,301
Income Before Income Taxes	34,698	16,997	299,163	58,615
(Benefit) Provision for Income Taxes	(5,890)	4,313	45,814	2,793
Net Income	40,588	12,684	253,349	55,822
Less: Net Income Attributable to Noncontrolling Interests	361	756	1,243	2,051
Net Income Attributable to RPM International Inc. Stockholders	$40,227	$11,928	$252,106	$53,771
Average Number of Shares of Common Stock Outstanding:
Basic	131,178	130,677	131,195	130,657
Diluted	131,178	130,677	135,657	130,657
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.30	$0.09	$1.90	$0.41
Diluted	$0.30	$0.09	$1.87	$0.41
Cash Dividends Declared per Share of Common Stock	$0.320	$0.300	$0.940	$0.875

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017
Net Income	$40,588	$12,684	$253,349	$55,822
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	31,133	16,576	67,453	(46,919)
Pension and other postretirement benefit liability adjustments (net of tax of $1,319; $1,863; $3,576; $6,626, respectively)	2,279	3,222	5,974	12,516
Unrealized (loss) gain on securities (net of tax of $(1,070); $1,192; $43; $1,968, respectively)	(2,380)	2,577	91	3,286
Unrealized (loss) on derivatives	(2,137)	-	(5,277)	-
Total other comprehensive income (loss)	28,895	22,375	68,241	(31,117)
Total Comprehensive Income	69,483	35,059	321,590	24,705
Less: Comprehensive Income Attributable to Noncontrolling Interests	393	756	1,234	2,051
Comprehensive Income Attributable to RPM International Inc. Stockholders	$69,090	$34,303	$320,356	$22,654

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	February 28,	February 28,
	2018	2017
Cash Flows From Operating Activities:
Net income	$253,349	$55,822
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	61,078	53,343
Amortization	35,123	33,497
Goodwill and other intangible asset impairments	-	193,198
Deferred income taxes	(42,885)	(26,996)
Stock-based compensation expense	17,698	25,005
Other non-cash interest expense	4,275	7,149
Realized (gains) on sales of marketable securities	(6,833)	(5,338)
Other	(71)	136
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	138,942	190,423
(Increase) in inventory	(121,095)	(143,409)
Decrease (increase) in prepaid expenses and other current and long-term assets	14,307	(26,698)
(Decrease) in accounts payable	(112,888)	(95,727)
(Decrease) in accrued compensation and benefits	(45,873)	(50,425)
(Decrease) increase in accrued losses	(11,001)	2,247
(Decrease) in other accrued liabilities	(42,895)	(35,135)
Other	(483)	(3,613)
Cash Provided By Operating Activities	140,748	173,479
Cash Flows From Investing Activities:
Capital expenditures	(72,769)	(80,110)
Acquisition of businesses, net of cash acquired	(59,991)	(246,874)
Purchase of marketable securities	(139,641)	(36,418)
Proceeds from sales of marketable securities	97,624	36,696
Other	6,766	1,493
Cash (Used For) Investing Activities	(168,011)	(325,213)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	340,106	422,521
Reductions of long-term and short-term debt	(264,051)	(78,654)
Cash dividends	(125,672)	(116,680)
Shares repurchased and returned for taxes	(15,065)	(20,092)
Payments of acquisition-related contingent consideration	(3,825)	(4,206)
Payments to 524(g) trust	-	(102,500)
Other	(1,911)	(2,009)
Cash (Used For) Provided By Financing Activities	(70,418)	98,380
Effect of Exchange Rate Changes on Cash and Cash Equivalents	11,570	(1,002)
Net Change in Cash and Cash Equivalents	(86,111)	(54,356)
Cash and Cash Equivalents at Beginning of Period	350,497	265,152
Cash and Cash Equivalents at End of Period	$264,386	$210,796

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and nine month periods ended February 28, 2018 and 2017.  For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2017.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which increases lease transparency and comparability among organizations.  Under the new standard, lessees will be required to recognize all assets and liabilities arising from leases on the balance sheet, with the exception of leases with a term of 12 months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The new standard requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.  We are currently evaluating the impact this guidance will have on our Consolidated Financial Statements. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted.  At February 28, 2018, our total undiscounted future minimum payments outstanding for operating lease obligations approximated $276.0 million.

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

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

During the three and nine month periods ended February 28, 2017, we recorded impairment charges related to a reduction of the carrying value of goodwill and other intangible assets totaling $4.9 million and $193.2 million, respectively.  All of the charges were recorded by our consumer reportable segment.  The goodwill impairment loss incurred during fiscal 2017 totaled $140.5 million, and the impairment losses for other intangible assets, totaling $52.6 million, related to formulae for $15.3 million; customer-related intangibles for $30.1 million; other intangibles for $0.2 million and indefinite-lived trademarks for $7.0 million.

Total accumulated goodwill impairment losses were $156.3 million and $155.4 million at February 28, 2018 and 2017, which comprise the goodwill impairment loss incurred during fiscal 2017 as well as a $14.9 million goodwill impairment loss recorded by our industrial reportable segment during fiscal 2009.

The gross amount of other intangible asset accumulated impairment losses were $53.6 million and $53.2 million at February 28, 2018 and 2017, which comprise the other intangible asset impairment loss incurred during fiscal 2017 as well as a $0.6 million other intangible asset impairment loss recorded by our industrial reportable segment during fiscal 2009.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 — MARKETABLE SECURITIES

The following tables summarize marketable securities held at February 28, 2018 and May 31, 2017 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
February 28, 2018
Equity securities:
Stocks - domestic	$1,235	$76	$-	$1,311
Mutual funds - foreign	45,397	3,229	(299)	48,327
Mutual funds - domestic	106,443	1,874	(2,938)	105,379
Total equity securities	153,075	5,179	(3,237)	155,017
Fixed maturity:
U.S. treasury and other government	22,773	29	(593)	22,209
Corporate bonds	532	49	(7)	574
Total fixed maturity securities	23,305	78	(600)	22,783
Total	$176,380	$5,257	$(3,837)	$177,800

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2017
Equity securities:
Stocks - domestic	$2,391	$76	$-	$2,467
Mutual funds - foreign	35,169	2,470	(204)	37,435
Mutual funds - domestic	102,671	2,084	(3,118)	101,637
Total equity securities	140,231	4,630	(3,322)	141,539
Fixed maturity:
U.S. treasury and other government	22,176	120	(177)	22,119
Corporate bonds	706	97	(6)	797
Total fixed maturity securities	22,882	217	(183)	22,916
Total	$163,113	$4,847	$(3,505)	$164,455

Marketable securities, included in other current and long-term assets totaling $95.9 million and $81.9 million at February 28, 2018, respectively, and included in other current and long-term assets totaling $89.5 million and $75.0 million at May 31, 2017, respectively, are composed of available-for-sale securities and are reported at fair value.  We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

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

Gross realized gains on sales of investments were $2.6 million and $1.7 million for the quarters ended February 28, 2018 and 2017, respectively.  During the third quarter of fiscal 2018 and 2017, we recognized gross realized losses on sales of investments of $0.7 million and $0.1 million, respectively.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Gross realized gains on sales of investments were $8.6 million and $6.4 million for the nine months ended February 28, 2018 and 2017, respectively.  During the first nine months of fiscal 2018 and 2017, we recognized gross realized losses on sales of investments of $1.8 million and $1.1 million, respectively. During the first nine months of fiscal 2017, we recognized losses of approximately $0.4 million for securities deemed to have other-than-temporary impairments, while there were no such losses during the first nine months of fiscal 2018.  These amounts are included in investment (income), net in the Consolidated Statements of Income.

Summarized below are the securities we held at February 28, 2018 and May 31, 2017 that were in an unrealized loss position and that were included in accumulated other comprehensive (loss), aggregated by the length of time the investments had been in that position:

	February 28, 2018		May 31, 2017
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$93,287	$(3,837)	$59,987	$(3,505)
Unrealized losses with a loss position for less than 12 months	56,775	(795)	40,854	(2,983)
Unrealized losses with a loss position for more than 12 months	36,512	(3,042)	19,133	(522)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. The unrealized losses generally relate to investments whose fair values at February 28, 2018 were less than 15% below their original cost. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at February 28, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$4,894	$4,856
One year through five years	14,180	13,825
Six years through ten years	3,137	2,977
After ten years	1,094	1,125
	$23,305	$22,783

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at February 28, 2018
U.S. Treasury and other government	$-	$22,209	$-	$22,209
Corporate bonds		574		574
Stocks - domestic	1,311			1,311
Mutual funds - foreign		48,327		48,327
Mutual funds - domestic		105,379		105,379
Contingent consideration			(14,653)	(14,653)
Total	$1,311	$176,489	$(14,653)	$163,147

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2017
U.S. Treasury and other government	$-	$22,119	$-	$22,119
Corporate bonds		797		797
Stocks - domestic	2,467			2,467
Mutual funds - foreign		37,435		37,435
Mutual funds - domestic		101,637		101,637
Contingent consideration			(17,979)	(17,979)
Total	$2,467	$161,988	$(17,979)	$146,476

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During the first nine months of fiscal 2018, we paid approximately $3.8 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current period, and we increased our accrual by $0.5 million for fair value adjustments.  During the first nine months of fiscal 2017, we accrued an additional approximate $6.9 million for contingent payments related to acquisitions, including the estimated amount for the mandatory purchase of a step-acquisition, and paid approximately $4.2 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during last year’s first nine months. These amounts are

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reported in payments of acquisition-related contingent consideration in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At February 28, 2018 and May 31, 2017, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of February 28, 2018 and May 31, 2017 are as follows:

	At February 28, 2018
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$264,386	$264,386
Marketable equity securities	155,017	155,017
Marketable debt securities	22,783	22,783
Long-term debt, including current portion	2,183,425	2,243,062

	At May 31, 2017
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$350,497	$350,497
Marketable equity securities	141,539	141,539
Marketable debt securities	22,916	22,916
Long-term debt, including current portion	2,090,082	2,243,167

NOTE 6 — DERIVATIVES AND HEDGING

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

Derivatives Designated as Cash Flow Hedging Instruments

We have designated certain forward contracts as hedging instruments pursuant to ASC No. 815 (“ASC 815”), “Derivatives and Hedging.” Changes in the fair value of these highly effective hedges are recorded as a component of AOCI. During the period in which a forecasted transaction affects earnings, amounts previously recorded as a component of AOCI are reclassified into earnings as a component of cost of sales.  Amounts released from AOCI and reclassified into earnings did not have a material impact on our

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidated Financial Statements for any period presented. As of February 28, 2018, and May 31, 2017 the notional amount of the forward contracts held to sell international currencies was $11.6 million and $9.8 million, respectively.

Derivatives Not Designated as Hedges

At February 28, 2018, we held three foreign currency forward contracts designed to reduce our exposure to changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows.  These contracts have not been designated as hedges; therefore, the changes in fair value of these derivatives are recognized in earnings as a component of other (income) expense. Amounts recognized in earnings did not have a material impact on our Consolidated Financial Statements for any period presented. As of February 28, 2018 and May 31, 2017, the notional amounts of the forward contracts held to purchase foreign currencies was $158.1 million and $49.4 million, respectively.

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

The fair values of qualifying and non-qualifying instruments used in hedging transactions as of February 28, 2018 and May 31, 2017 are as follows:

(in thousands)			Fair Value
Derivatives Designated as Hedging Instruments		Balance Sheet Location	February 28, 2018	May 31, 2017

Assets:
	Foreign Currency Exchange (Cash Flow)	Other Current Assets	304	15
	Cross Currency Swap (Net Investment)	Other Current Assets	1,717	-
	Cross Currency Swap (Net Investment)	Other Assets (Long-Term)	1,009	-
Liabilities:
	Interest Rate Swap (Fair Value)	Other Accrued Liabilities	117	-
	Cross Currency Swap (Net Investment)	Other Long-Term Liabilities	8,188	-
	Interest Rate Swap (Fair Value)	Other Long-Term Liabilities	2,923	-

(in thousands)			Fair Value
Derivatives Not Designated as Hedging Instruments		Balance Sheet Location	February 28, 2018	May 31, 2017

Assets:
	Foreign Currency Exchange	Other Current Assets	2,926	24
Liabilities:
	Foreign Currency Exchange	Other Accrued Liabilities	64	-

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2018	2017	2018	2017
Interest (income)	$(1,454)	$(1,599)	$(3,645)	$(3,832)
Net (gain) on sale of marketable securities	(1,935)	(1,640)	(6,833)	(5,338)
Other-than-temporary impairment on securities		17		420
Dividend (income)	(2,082)	(405)	(3,185)	(1,131)
Investment (income), net	$(5,471)	$(3,627)	$(13,663)	$(9,881)

NOTE 8 — OTHER (INCOME) EXPENSE, NET

Other (income) expense, net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2018	2017	2018	2017
Royalty expense, net	$148	$744	$238	$2,080
(Income) related to unconsolidated equity affiliates	(313)	(242)	(830)	(779)
Other (income) expense, net	$(165)	$502	$(592)	$1,301

NOTE 9 — INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law.  The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates.  Provisions of the Act that impact our fiscal third quarter ending February 28, 2018 include reducing the corporate income tax rate from 35% to 21%, creating a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings), broadening the tax base and allowing for immediate capital expensing of certain qualified property.  The corporate tax rate reduction is effective for RPM as of January 1, 2018 and, accordingly, reduces our current fiscal year federal statutory rate to a blended rate of approximately 29.2%.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Act’s enactment date for companies to complete the applicable accounting under ASC 740. In accordance with SAB 118 and based on the information available as of February 28, 2018, we recorded a net provisional discrete income tax benefit of $1.4 million as a result of the Act being enacted during our current quarter. The net provisional income tax benefit is comprised of a benefit of $24.1 million related to the provisional re-measurement of our U.S. deferred tax assets and liabilities at the reduced U.S. corporate tax rates and a provisional benefit of $44.1 million for the partial reversal of existing deferred tax liabilities recorded for the estimated tax cost associated with unremitted foreign earnings not considered permanently reinvested, partially offset by a $66.8 million provisional charge for the transition tax on previously deferred foreign earnings.  We are estimating that the cash tax associated with the transition tax will be significantly reduced due to the utilization of existing foreign tax credits.

The net provisional income tax benefit of $1.4 million is based on estimates as of the interim period ended February 28, 2018 and includes forecasts of full year fiscal 2018 results, including estimates of certain U.S. and foreign tax attributes.  The re-measurement of our U.S. deferred tax assets and liabilities is provisional as we do not perform a detailed analysis of these items on an interim basis.  Variances in our forecasted versus actual results will impact the provisional amount recorded for the transition tax liability.  Additionally, we expect that taxing jurisdictions will issue future guidance or interpretations of the Act.  These factors, as well as potential updates to our interpretations of the Act, will impact the net provisional income tax benefit recorded during this quarter.  As a result, adjustments to the provisional income tax benefit will be recorded in future periods.

As a result of the change to U.S. taxation of unremitted foreign earnings under the Act, we are in the process of evaluating our permanent reinvestment assertions with respect to unremitted foreign earnings.  The above noted provisional deferred tax liability

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

adjustment of $44.1 million includes our preliminary estimate, as of February 28, 2018, of our position with respect to foreign earnings not considered to be permanently reinvested.

Certain provisions of the Act will first impact us starting in our fiscal 2019 year.  These provisions include, but are not limited to, the base erosion anti-abuse tax, the provision designed to tax global intangible low-taxed income, and the repeal of the domestic production activities deduction.  We are evaluating the impact of these provisions on future fiscal years and, accordingly, we have not made any elections related to these provisions as of February 28, 2018.

The effective income tax rate was (17.0%) for the three months ended February 28, 2018. Excluding the $1.4 million provisional (benefit) described above, the effective income tax rate was (12.9%) for the three months ended February 28, 2018. The (12.9%) rate reflects the favorable cumulative impact of the U.S. fiscal 2018 statutory rate reduction from 35% to 29.2%. The effective income tax expense rate for the three months ended February 28, 2017 was 25.4%.

The effective income tax rate was 15.3% for the nine months ended February 28, 2018. Excluding the $1.4 million provisional  described above, the effective income tax rate was 15.8% for the nine months ended February 28, 2018. The 15.8% effective income tax rate benefit rate reflects the favorable impact of the U.S. fiscal 2018 statutory rate reduction from 35% to 29.2%. The effective income tax expense rate for the nine months ended February 28, 2017 was 4.8%.

Additionally, income tax expense for the nine-month period ended February 28, 2018 reflects discrete tax benefits of $27.0 million as reported in the prior quarters of this fiscal year. Income tax expense for the nine months ended February 28, 2017 includes a favorable discrete adjustment for excess tax benefits related to equity compensation of $11.5 million.

Our deferred tax liability for unremitted foreign earnings of $64.1 million as of November 30, 2017 has been adjusted to $20.0 million as of February 28, 2018.  The $20.0 million deferred tax liability represents our provisional estimate of the foreign tax cost associated with our preliminary estimate of $446.0 million of foreign earnings that are not considered to be permanently reinvested.  As noted above, with the change in U.S. taxation of foreign earnings, we are evaluating our position with respect to permanent reinvestment of foreign earnings based on various factors, including future liquidity needs, our global capital structure and the foreign tax implications of future earnings repatriations.

NOTE 10 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

	February 28, 2018	May 31, 2017
(In thousands)
Raw material and supplies	$290,257	$248,426
Finished goods	640,337	539,771
Total Inventory, Net of Reserves	$930,594	$788,197

NOTE 11 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three and nine month periods ended February 28, 2018 and 2017, we did not repurchase any shares of our common stock under this program.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method for the three and nine month periods ended February 28, 2018 and 2017.  For the three months ended February 28, 2018 and 2017, and the nine months ended February 28, 2017, basic weighted-average shares outstanding and basic net income available to common shareholders and basic weighted average common shares were used in calculating diluted earnings per share under the two-class method, as that method resulted in the most-dilutive earnings per share.

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands, except per share amounts)	2018	2017	2018	2017
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$40,227	$11,928	$252,106	$53,771
Less: Allocation of earnings and dividends to participating securities	(530)	(232)	(3,373)	(847)
Net income available to common shareholders - basic	39,697	11,696	248,733	52,924
Add: Undistributed earnings reallocated to unvested shareholders			7
Add: Income effect of contingently issuable shares			4,351
Net income available to common shareholders - diluted	$39,697	$11,696	$253,091	$52,924
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	131,178	130,677	131,195	130,657
Average diluted options			540
Additional shares issuable assuming conversion of convertible securities (1)			3,922
Total shares for diluted earnings per share (2)	131,178	130,677	135,657	130,657
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.30	$0.09	$1.90	$0.41
Diluted Earnings Per Share of Common Stock	$0.30	$0.09	$1.87	$0.41

(1)

Represents the number of shares that would be issued if our contingently convertible notes were converted.  We include these shares in the calculation of diluted EPS as the conversion of the notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

(2)

Restricted shares totaling 48,212 for the three and nine months ended February 28, 2018 were excluded from the calculation of diluted earnings per share because the grant price of the restricted shares exceeded the average market price of the shares during the period and their effect, accordingly, would have been anti-dilutive. There were no restricted shares identified as being anti-dilutive for the three and nine months ended February 28, 2017.  In addition, stock appreciation rights (SARs) totaling 600,000 for the three and nine months ended February 28, 2018 and 2017 were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees.   The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and nine month periods ended February 28, 2018 and 2017:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	February 28,	February 28,	February 28,	February 28,
Pension Benefits	2018	2017	2018	2017
(In thousands)
Service cost	$9,465	$9,401	$1,175	$1,127
Interest cost	4,379	4,331	1,145	1,224
Expected return on plan assets	(8,086)	(6,252)	(1,978)	(1,886)
Amortization of:
Prior service cost (credit)	29	54	(6)
Net actuarial losses recognized	3,618	5,540	451	573
Net Periodic Benefit Cost	$9,405	$13,074	$787	$1,038

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	February 28,	February 28,	February 28,	February 28,
Postretirement Benefits	2018	2017	2018	2017
(In thousands)
Service cost	$-	$-	$311	$284
Interest cost	43	57	224	222
Amortization of:
Prior service (credit)	(55)	(58)
Net actuarial losses recognized	6		79	60
Net Periodic Benefit (Credit) Cost	$(6)	$(1)	$614	$566

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
Pension Benefits	2018	2017	2018	2017
(In thousands)
Service cost	$28,395	$28,203	$3,525	$3,381
Interest cost	13,137	12,993	3,435	3,672
Expected return on plan assets	(24,258)	(18,756)	(5,934)	(5,658)
Amortization of:
Prior service cost	87	162	(18)	-
Net actuarial losses recognized	10,854	16,620	1,353	1,719
Net Periodic Benefit Cost	$28,215	$39,222	$2,361	$3,114

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
Postretirement Benefits	2018	2017	2018	2017
(In thousands)
Service cost	$-	$-	$933	$852
Interest cost	129	171	672	666
Amortization of:
Prior service (credit)	(165)	(174)	-	-
Net actuarial losses recognized	18	-	237	180
Net Periodic Benefit (Credit) Cost	$(18)	$(3)	$1,842	$1,698

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The decrease in pension and postretirement benefit cost from fiscal 2017 to 2018 reflects the impact of increased asset values, which we expect will generate higher returns, and a change in estimate for lump sum valuations. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. We previously disclosed in our financial statements for the fiscal year ended May 31, 2017 that we expected to contribute approximately $1.0 million to our retirement plans in the U.S. and approximately $7.0 million to plans outside the U.S. during the current fiscal year. As of February 28, 2018, we contributed an additional $52.8 million to the pension plans in the U.S., which will increase our total expected U.S. contributions for fiscal 2018 to $53.8 million.

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

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at February 28, 2018, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a reduction of sales, as a component of cost of sales, or within selling, general and administrative expense.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017
	(In thousands)
Beginning Balance	$14,457	$15,954	$19,149	$13,314
Deductions (1)	(5,776)	(3,662)	(20,447)	(12,094)
Provision charged to expense	2,540	7,308	12,519	18,380
Ending Balance	$11,221	$19,600	$11,221	$19,600

(1)	Primarily claims paid during the year.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  Both we and our General Counsel filed motions to dismiss the complaint on February 24, 2017.  Those motions to dismiss the complaint were denied by the Court on September 29, 2017.  We and our General Counsel filed answers to the complaint on October 16, 2017.  Formal discovery commenced in January 2018.  We intend to continue to contest the allegations in the complaint vigorously.

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

NOTE 15 — EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three months ended February 28, 2018 and 2017:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at November 30, 2017	$1,606,753	$2,768	$1,609,521
Net income	40,227	361	40,588
Other Comprehensive Income:
Foreign currency translation adjustments	31,101	32	31,133
Pension and other postretirement benefit liability adjustments, net of tax	2,279		2,279
Unrealized (loss) on securities, net of tax	(2,380)		(2,380)
Unrealized (loss) on derivatives, net of tax	(2,137)		(2,137)
Total Other Comprehensive Income, net of tax	28,863	32	28,895
Comprehensive Income	69,090	393	69,483
Dividends paid	(42,794)		(42,794)
Other noncontrolling interest activity		(517)	(517)
Shares repurchased and returned for taxes	(2,940)		(2,940)
Stock based compensation expense	3,269		3,269
Total Equity at February 28, 2018	$1,633,378	$2,644	$1,636,022

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at November 30, 2016	$1,281,432	$1,902	$1,283,334
Net income	11,928	756	12,684
Other Comprehensive Income:
Foreign currency translation adjustments	16,576		16,576
Pension and other postretirement benefit liability adjustments, net of tax	3,222		3,222
Unrealized gain on securities, net of tax	2,577		2,577
Total Other Comprehensive Income, net of tax	22,375	-	22,375
Comprehensive Income	34,303	756	35,059
Dividends paid	(40,076)		(40,076)
Other noncontrolling interest activity		(153)	(153)
Shares repurchased and returned for taxes	(429)		(429)
Stock based compensation expense	7,992		7,992
Total Equity at February 28, 2017	$1,283,222	$2,505	$1,285,727

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2017	$1,436,061	$2,639	$1,438,700
Net income	252,106	1,243	253,349
Other Comprehensive Income:
Foreign currency translation adjustments	67,462	(9)	67,453
Pension and other postretirement benefit liability adjustments, net of tax	5,974		5,974
Unrealized gain on securities, net of tax	91		91
Unrealized (loss) on derivatives, net of tax	(5,277)		(5,277)
Total Other Comprehensive Income (Loss), net of tax	68,250	(9)	68,241
Comprehensive Income	320,356	1,234	321,590
Dividends paid	(125,672)		(125,672)
Other noncontrolling interest activity		(1,229)	(1,229)
Shares repurchased and returned for taxes	(15,065)		(15,065)
Stock based compensation expense	17,698		17,698
Total Equity at February 28, 2018	$1,633,378	$2,644	$1,636,022

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2016	$1,372,335	$2,413	$1,374,748
Net income	53,771	2,051	55,822
Other Comprehensive Income:
Foreign currency translation adjustments	(46,919)		(46,919)
Pension and other postretirement benefit liability adjustments, net of tax	12,516		12,516
Unrealized gain on securities, net of tax	3,286		3,286
Total Other Comprehensive (Loss), net of tax	(31,117)	-	(31,117)
Comprehensive Income	22,654	2,051	24,705
Dividends paid	(116,680)		(116,680)
Other noncontrolling interest activity		(1,959)	(1,959)
Shares repurchased and returned for taxes	(20,092)		(20,092)
Stock based compensation expense	25,005		25,005
Total Equity at February 28, 2017	$1,283,222	$2,505	$1,285,727

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

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017
	(In thousands)
Net Sales
Industrial Segment	$569,210	$521,403	$2,001,883	$1,830,672
Consumer Segment	363,370	341,434	1,205,945	1,115,095
Specialty Segment	170,097	159,659	555,659	519,562
Consolidated	$1,102,677	$1,022,496	$3,763,487	$3,465,329

Income (Loss) Before Income Taxes
Industrial Segment	$17,804	$11,705	$174,402	$151,262
Consumer Segment	29,123	29,802	146,576	(40,685)
Specialty Segment	22,792	15,000	90,398	76,664
Corporate/Other	(35,021)	(39,510)	(112,213)	(128,626)
Consolidated	$34,698	$16,997	$299,163	$58,615

NOTE 17 — SUBSEQUENT EVENTS

Subsequent to the end of our third fiscal quarter, on March 19, 2018, we acquired Miracle Sealants Company, a manufacturer of sealers, cleaners, polishes and related products primarily for tile and natural stone.  The company, which is based in Arcadia, California, has annual net sales of approximately $24.0 million, and will be included in our consumer reportable segment.

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

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017
	(In thousands)
Net Sales
Industrial Segment	$569,210	$521,403	$2,001,883	$1,830,672
Consumer Segment	363,370	341,434	1,205,945	1,115,095
Specialty Segment	170,097	159,659	555,659	519,562
Consolidated	$1,102,677	$1,022,496	$3,763,487	$3,465,329
Income Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$17,804	$11,705	$174,402	$151,262
Interest (Expense), Net (b)	(2,505)	(2,929)	(7,572)	(6,672)
EBIT (c)	$20,309	$14,634	$181,974	$157,934
Consumer Segment
Income (Loss) Before Income Taxes (a)	$29,123	$29,802	$146,576	$(40,685)
Interest (Expense), Net (b)	(154)	(92)	(493)	(114)
EBIT (c)	$29,277	$29,894	$147,069	$(40,571)
Specialty Segment
Income Before Income Taxes (a)	$22,792	$15,000	$90,398	$76,664
Interest Income, Net (b)	86	116	284	406
EBIT (c)	$22,706	$14,884	$90,114	$76,258
Corporate/Other
(Expense) Before Income Taxes (a)	$(35,021)	$(39,510)	$(112,213)	$(128,626)
Interest (Expense), Net (b)	(19,415)	(17,237)	(59,184)	(53,191)
EBIT (c)	$(15,606)	$(22,273)	$(53,029)	$(75,435)
Consolidated
Income Before Income Taxes (a)	$34,698	$16,997	$299,163	$58,615
Interest (Expense), Net (b)	(21,988)	(20,142)	(66,965)	(59,571)
EBIT (c)	$56,686	$37,139	$366,128	$118,186

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles ("GAAP") in the U.S., to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2018

Net Sales  Consolidated net sales of $1,102.7 million for the third quarter of fiscal 2018 grew by approximately 7.8% from net sales of $1,022.5 million for last year’s third quarter. Acquisitions added 3.1%, while organic sales, which include the impact of price and volume, improved by 1.8%.  Consolidated net sales for the quarter also reflect a favorable foreign exchange impact of 2.9%.

Industrial segment net sales for the current quarter grew by 9.2% to $569.2 million, from net sales of $521.4 million during the same period a year ago. The improvement resulted from recent acquisitions, which contributed 2.8% to net sales during the current quarter, and organic growth, which contributed 2.2% during the quarter, driven mainly by North American roofing. Favorable foreign exchange impacted net sales by 4.2% during the current quarter.

Consumer segment net sales for the quarter grew by 6.4% to $363.4 million, from $341.4 million during last year’s third quarter, primarily due to growth in net sales from recent acquisitions of 4.2%.  This segment had growth in organic sales of 0.7% during the quarter versus the same period last year, driven primarily by sales of caulks and sealants.  Favorable foreign currency impacted net sales in the consumer segment by 1.5% during the current quarter versus the same period a year ago.

Specialty segment net sales for the quarter grew by 6.5% to $170.1 million, from $159.7 million during last year’s third quarter. Recent acquisitions provided 2.2% of the growth in net sales, while organic growth provided 2.7% during the current quarter, in spite of the loss of sales associated with the fiscal 2017 closure of an unprofitable European manufacturing facility. Organic growth in net sales was driven by our recreational marine, OEM coatings and businesses serving the water damage restoration and equipment markets.  Sales declined in our edible coatings business as expected due to the loss of a patent in August 2017; however, this business has been able to retain most of its larger customers.  Foreign currency had a favorable impact on specialty segment net sales for the quarter by 1.6%.

Gross Profit Margin  Our consolidated gross profit margin of 39.9% of net sales for the third quarter of fiscal 2018 compares to a consolidated gross profit margin of 41.9% for the comparable period a year ago. This gross profit decline of approximately 2.0% of net sales resulted from overall higher raw material costs.  We anticipate that rising raw material prices will continue to trend upward due to more robust global demand and rising petrochemical costs.

Selling, General and Administrative Expenses (“SG&A”)  Our consolidated SG&A expense during the current period was $3.1 million lower versus the same period last year, and improved to 34.8% of net sales from 37.8% of net sales for the prior year quarter. Last year’s third quarter included $3.6 million of severance charges for certain personnel in connection with the closure of a European manufacturing facility, which did not recur. Current quarter acquisition costs and compensation expense were lower than last year’s third quarter, while warranty expense decreased by approximately $4.8 million from the amount recorded during the comparable prior year period.  We note that it is typical that warranty expense will fluctuate from period to period.  Partially offsetting those reduced expenses was the additional SG&A expense from recently acquired companies and higher transactional foreign exchange expense.

Our industrial segment SG&A was approximately $6.1 million higher for the third quarter of fiscal 2018 versus the comparable prior year period, mainly due to additional SG&A expense generated from companies acquired during the last 12 months, which approximated $5.0 million for this segment during the current quarter.  SG&A decreased as a percentage of net sales, which reflects the industrial segment’s solid 9.2% growth in net sales combined with overall tighter cost controls during the current quarter and the benefit from severance actions taken during fiscal 2017. We will continue to focus on improving operating leverage throughout the industrial segment.

Our consumer segment SG&A increased by approximately $2.5 million during the third quarter of fiscal 2018 versus the same period last year, due to recent acquisitions, which increased SG&A expense in this segment by approximately $3.3 million.  SG&A decreased as a percentage of net sales, reflecting overall tighter cost controls during the current quarter and the benefit from severance actions taken during fiscal 2017. Additionally, the consumer segment recorded lower employee compensation expense as well as lower acquisition costs during the current quarter.

Our specialty segment SG&A was approximately $5.0 million lower during the third quarter of fiscal 2018 versus the comparable prior year period, and decreased as a percentage of net sales, which reflects this segment’s 6.5% growth in net sales combined with overall tighter cost controls during the current quarter and the benefit from severance actions taken during fiscal 2017.  This segment also benefited from lower SG&A in connection with the fiscal 2017 closure of an unprofitable European manufacturing facility.  During the current quarter, recent acquisitions increased SG&A expense in this segment by approximately $0.6 million.

SG&A expenses in our corporate/other category of $15.6 million during the third quarter of fiscal 2018 decreased by $6.7 million from $22.3 million recorded during last year’s third quarter, resulting primarily from lower incentives, pension expense, transactional foreign exchange, as well as lower legal and acquisition-related professional fees.

We recorded total net periodic pension and postretirement benefit costs of $10.8 million and $14.7 million for the third quarter of fiscal 2018 and 2017, respectively. The $3.9 million decrease in pension expense resulted from an approximate $2.0 million decline in net actuarial losses recognized during the current quarter versus last year’s third quarter, principally from a change in estimate for lump sum valuations, which were updated to incorporate future expectations of interest rates.  There was also a higher expected return on increased plan assets during the current quarter versus the same period last year for approximately $1.9 million. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Goodwill and Other Intangible Asset Impairments  As described in Note 3, “Goodwill and Other Intangible Assets,” to the consolidated financial statements, we recorded impairment charges related to a reduction of the carrying value of other intangible assets totaling $4.9 million during last year’s third quarter ended February 28, 2017.  For additional information, refer to Note 3 to the consolidated financial statements.

Interest Expense  Interest expense was $27.5 million for the third quarter of fiscal 2018 versus $23.8 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s third quarter by approximately $0.7 million versus the same period a year ago. Higher interest rates, which averaged 4.37% overall for the third quarter of fiscal 2018 compared with 4.04% for the same period of fiscal 2017, increased interest expense by approximately $3.0 million during the current quarter versus the same period last year.

Investment (Income), Net  Net investment income of approximately $5.5 million for the third quarter of fiscal 2018 compares to net investment income of $3.6 million during the same period last year.  Dividend and interest income totaled $3.6 million and $2.0 million for the third quarter of fiscal 2018 and 2017, respectively.  Net realized gains on the sales of investments totaled $1.9 million during the third quarter of fiscal 2018, while those gains were $1.6 million during the same period a year ago.

Income Before Income Taxes (“IBT”)  Our consolidated pretax income for the third quarter of fiscal 2018 of $34.7 million compares with pretax income of $17.0 million for the same period a year ago.

Our industrial segment had IBT of $17.8 million, or 3.1% of net sales, for the quarter ended February 28, 2018, versus IBT of $11.7 million, or 2.2% of net sales, for the same period a year ago. Our industrial segment results reflect the impact of 2.2% growth in organic sales during the current quarter, offset primarily by the impact from higher raw material costs, distribution expense and unfavorable transactional foreign exchange expense.  Our consumer segment IBT approximated $29.1 million, or 8.1% of net sales, for the third quarter of fiscal 2018, versus the prior year third quarter pretax income of $29.8 million.  During last year’s third quarter, we recorded other intangible asset impairment charges of $4.9 million. The current quarter was challenging for our consumer segment, and we expect that to continue throughout the last quarter of the current fiscal year.  As a result of lower than expected sales, we currently anticipate an increase in our spending on advertising and promotions during the last three months of the year.  Our specialty segment had pretax income of $22.8 million, or 13.4% of net sales for the quarter ended February 28, 2018, versus pretax income of $15.0 million, or 9.4% of net sales, for the same period a year ago, reflecting leverage on 2.7% growth in organic sales during the quarter, combined with the benefit from the closure of an unprofitable European manufacturing facility and severance actions taken during fiscal 2017.

Income Tax Rate  On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law.  The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates. Provisions of the Act that impact our fiscal third quarter ending February 28, 2018 include reducing the corporate income tax rate from 35% to 21%, creating a territorial tax system (with a one-time mandatory transition tax on previously deferred foreign earnings), and a provision allowing for immediate capital expensing of certain qualified property. The corporate tax rate reduction is effective for RPM as of January 1, 2018 and, accordingly, reduces our current fiscal year federal statutory rate to a blended rate of approximately 29.2%.

The effective income tax rate was (17.0%) for the three months ended February 28, 2018. Excluding the $1.4 million provisional (benefit) resulting from the Act, the effective income tax rate was (12.9%) for the three months ended February 28, 2018. The (12.9%) benefit rate reflects the favorable cumulative impact of the U.S. fiscal 2018 statutory rate reduction from 35% to 29.2%. The effective income tax expense rate for the three months ended February 28, 2017 was 25.4%.

Refer to Note 9, “Income Taxes,” to the Consolidated Financial Statements for additional disclosures and discussion regarding the Act.

Net Income  Net income of $40.6 million for the quarter ended February 28, 2018 compares to net income of $12.7 million for the comparable prior year period.  Net income attributable to noncontrolling interests approximated $0.4 million and $0.8 million for the third quarter of fiscal 2018 and 2017, respectively. Net income attributable to RPM International Inc. stockholders for the third quarter of fiscal 2018 was $40.2 million, or 3.6% of consolidated net sales, which compared to net income of $11.9 million, or 1.2% of consolidated net sales for the comparable prior year period.

Diluted earnings per share of common stock for the quarter ended February 28, 2018 of $0.30 compares with diluted earnings per share of common stock of $0.09 for the quarter ended February 28, 2017.

Nine Months Ended February 28, 2018

Net Sales  Consolidated net sales of $3,763.5 million for the first nine months of fiscal 2018 grew by approximately 8.6% from net sales of $3,465.3 million for last year’s first nine months. Acquisitions added 4.7%, while organic sales, which include the impact of price and volume, improved by 2.4%.  Consolidated net sales for this year’s first nine months also reflect a favorable foreign exchange impact of 1.5%.

Industrial segment net sales for the current period grew by 9.4% to $2,001.9 million, from net sales of $1,830.7 million during the same period a year ago. The improvement was primarily due to organic growth of 3.7% during this year’s first nine months resulting from improved performance by our roofing and flooring businesses. This performance was slightly offset by our businesses which continue to be impacted by recession and political unrest in Brazil, as well as our companies serving oil and gas markets.  Recent acquisitions contributed 3.5% to net sales during the current period. Favorable foreign exchange impacted net sales by 2.2% during the current period.

Consumer segment net sales for this year’s first nine months grew by 8.1% to $1,205.9 million, primarily due to growth in net sales from recent acquisitions of 7.2%.  This segment had 0.2% growth in organic sales during the current period versus the same period last year, as the timing of shipments, inventory adjustments and softer consumer takeaway at our larger retail customers continued to impact this segment throughout the first nine months of fiscal 2018.  Slightly favorable foreign currency impacted net sales in the consumer segment by 0.7% during the current period versus the same period a year ago.

Specialty segment net sales for this year’s first nine months grew by 6.9% to $555.7 million. Recent acquisitions provided 3.4% of the growth in net sales, while organic growth provided 2.8% during the current period, in spite of the loss of sales associated with the fiscal 2017 closure of an unprofitable European manufacturing facility and reduced revenue associated with a patent expiration. Organic growth in net sales was driven by our businesses serving the water damage restoration and equipment markets, as well as increases in specialty OEM industrial coatings.  Foreign currency had a slightly favorable impact on specialty segment net sales during this year’s first nine months by 0.7%.

Gross Profit Margin  Our consolidated gross profit margin of 41.5% of net sales for the first nine months of fiscal 2018 compares to a consolidated gross profit margin of 43.4% for the comparable period a year ago. This gross profit decline of approximately 1.9% of net sales primarily reflects current year margins that were burdened by the impact of overall higher raw material costs for approximately 120 basis points, unfavorable absorption of certain businesses, and the remainder from an unfavorable mix of product sold versus last year.  We anticipate that rising raw material prices will continue to trend upward due to higher petrochemical costs and rising global demand.

SG&A  Our consolidated SG&A expense increased by approximately $7.4 million during the current period versus the same period last year, but improved to 31.8% of net sales for this year’s first nine months from 34.3% of net sales for the comparable prior year period, resulting primarily from the 8.6% increase in net sales during the current period, combined with tighter cost controls during the current period and the benefit from severance actions taken during fiscal 2017 across each of our segments.  During fiscal 2017, we made a decision to exit our Flowcrete polymer flooring business located in the Middle East, and in connection with that decision, we performed an additional review of the collectability of accounts receivable which resulted in a loss of $11.4 million for increased bad debt reserves during last year’s first nine months.  Additional SG&A expense generated from companies acquired during the last 12 months approximated $36.4 million during this year’s first nine months. There was also higher distribution and commission expense on higher sales volume during the current period versus last year, which was partially offset by lower professional services and bad debt expense.  Lastly, warranty expense for the nine months ended February 28, 2018 decreased by approximately $5.9 million from the amount recorded during the comparable prior year period, and it is typical that warranty expense will fluctuate from period to period.

Our industrial segment SG&A was approximately $24.4 million higher for the first nine months of fiscal 2018 versus the comparable prior year period, due to higher distribution and commission expense, $6.6 million of unfavorable transactional foreign exchange expense, and recent acquisitions, which increased SG&A expense in this segment by approximately $18.0 million. SG&A decreased as a percentage of net sales, which reflects the industrial segment’s solid 9.4% growth in net sales combined with overall tighter cost controls during the current period and the benefit from severance actions taken during fiscal 2017. We will continue to focus on improving operating leverage throughout the industrial segment. As previously discussed, in connection with the decision to exit the Flowcrete Middle East business, during last year’s first nine months we incurred a loss of $11.4 million for increased bad debt reserves.

Our consumer segment SG&A increased by approximately $12.1 million during the first nine months of fiscal 2018 versus the same period last year, due to recent acquisitions, which increased SG&A expense in this segment by approximately $16.1 million.  SG&A decreased as a percentage of net sales, reflecting overall tighter cost controls during the current period and the benefit from severance actions taken during fiscal 2017.

Our specialty segment SG&A was approximately $6.7 million lower during the first nine months of fiscal 2018 versus the comparable prior year period, and decreased as a percentage of net sales, which reflects this segment’s 6.9% growth in net sales combined with overall tighter cost controls during the current period and the benefit from severance actions taken during fiscal 2017.  This segment also benefited from lower SG&A in connection with the fiscal 2017 closure of an unprofitable European manufacturing facility.  During the current period, recent acquisitions increased SG&A expense in this segment by approximately $2.3 million.

SG&A expenses in our corporate/other category of $53.0 million during the first nine months of fiscal 2018 decreased by $22.4 million from $75.4 million recorded during last year’s first nine months, resulting primarily from lower incentive compensation and pension expense, as well as lower legal and acquisition-related professional fees.

We recorded total net periodic pension and postretirement benefit costs of $32.4 million and $44.0 million for the first nine months of fiscal 2018 and 2017, respectively. The $11.6 million decrease in pension expense resulted from an approximate $6.1 million decline in net actuarial losses recognized during the current period versus last year’s first nine months, principally from a change in estimate for lump sum valuations, which were updated to incorporate future expectations of interest rates.  There was also a higher expected return on increased plan assets during the current period versus the same period last year for approximately $5.9 million, which was partially offset by higher service costs of $0.4 million during the current period. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Goodwill and Other Intangible Asset Impairments  As described in Note 3, “Goodwill and Other Intangible Assets,” to the consolidated financial statements, we recorded impairment charges related to a reduction of the carrying value of goodwill and other intangible assets totaling $193.2 million during last year’s first nine months ended February 28, 2017.  For additional information, refer to Note 3 to the consolidated financial statements.

Interest Expense  Interest expense was $80.6 million for the first nine months of fiscal 2018 versus $69.5 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first nine months by approximately $2.9 million versus the same period a year ago.  Excluding acquisition-related borrowings, higher average borrowings year-over-year increased interest expense by approximately $0.9 million. Lastly, higher interest rates, which averaged 4.35% overall for the first nine months of fiscal 2018 compared with 4.17% for the same period of fiscal 2017, increased interest expense by approximately $7.3 million during the current period versus the same period last year.

Investment (Income), Net  Net investment income of approximately $13.7 million for the first nine months of fiscal 2018 compares to net investment income of $9.9 million during the same period last year.  Dividend and interest income totaled $6.9 million and $5.0 million for the first nine months of fiscal 2018 and 2017, respectively.  Net realized gains on the sales of investments totaled $6.8 million during the first nine months of fiscal 2018, while those gains were $5.3 million during the same period a year ago.  Impairments recognized on securities that management has determined are other-than-temporary declines in value approximated $0.4 million during the first nine months of fiscal 2017, while there were no such losses for the first nine months of the current fiscal year.

IBT  Our consolidated pretax income for the first nine months of fiscal 2018 of $299.2 million compares with pretax income of $58.6 million for the same period a year ago.

Our industrial segment had IBT of $174.4 million, or 8.7% of net sales, for the nine months ended February 28, 2018, versus IBT of $151.3 million, or 8.3% of net sales, for the same period a year ago. Our industrial segment results reflect the impact of 9.4% growth in net sales during the current period, offset primarily by the impact from higher raw material costs, distribution expense and disappointing results in Latin America.  Our consumer segment IBT approximated $146.6 million, or 12.2% of net sales, for the first nine months of fiscal 2018, versus the prior year first nine months pretax loss of $40.7 million.  During last year’s first nine months, this segment recorded goodwill and other intangible asset impairment losses of $193.2 million.  Our specialty segment had pretax income of $90.4 million, or 16.3% of net sales for the nine months ended February 28, 2018, versus pretax income of $76.7 million, or 14.8% of net sales, for the same period a year ago, reflecting leverage on 6.9% growth in net sales during the current period, combined with the benefit from the closure of an unprofitable European manufacturing facility and severance actions taken during fiscal 2017. As previously reported, an edible coatings patent expired in the U.S. during the month of August 2017, and as a result, we anticipate the impact of the patent expiration on fiscal 2018 IBT to approximate at least $10.0 million.

Income Tax Rate  On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law.  The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates. Provisions of the Act that impact our fiscal third quarter ending February 28, 2018 include reducing the corporate income tax rate from 35% to 21%, creating a territorial tax system (with a one-time mandatory transition tax on previously deferred foreign earnings), and a provision allowing for immediate capital expensing of certain qualified property. The corporate tax rate reduction is effective for RPM as of January 1, 2018 and, accordingly, reduces our current fiscal year federal statutory rate to a blended rate of approximately 29.2%.

The effective income tax expense rate was 15.3% for the nine months ended February 28, 2018. Excluding the $1.4 million provisional (benefit) resulting from the Act, the effective income tax expense rate was 15.8% for the nine months ended February 28, 2018. The 15.8% effective income tax expense rate benefit rate reflects the favorable impact of the U.S. fiscal 2018 statutory rate reduction from 35% to 29.2%.

Additionally, income tax expense for the nine-month period ended February 28, 2018 reflects discrete tax benefits of $27.0 million as reported in the prior quarters of this fiscal year. Income tax expense for the nine months ended February 28, 2017 includes a favorable discrete adjustment for excess tax benefits related to equity compensation of $11.5 million.

Refer to Note 9, “Income Taxes”, to the Consolidated Financial Statements for additional disclosures and discussion regarding the Act.

Net Income  Net income of $253.3 million for the nine months ended February 28, 2018 compares to net income of $55.8 million for the comparable prior year period.  Net income attributable to noncontrolling interests approximated $1.2 million and $2.1 million for the first nine months of fiscal 2018 and 2017, respectively.  Net income attributable to RPM International Inc. stockholders for the first nine months of fiscal 2018 was $252.1 million, or 6.7% of consolidated net sales, which compares to net income of $53.8 million, or 1.6% of consolidated net sales for the comparable prior year period.

Diluted earnings per share of common stock for the nine months ended February 28, 2018 of $1.87 compares with diluted earnings per share of common stock of $0.41 for the nine months ended February 28, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $140.7 million of cash was provided by operating activities during the first nine months of fiscal 2018, compared with $173.5 million of cash provided operating activities during the same period last year.

The net change in cash from operations includes the change in net income, which increased by $197.5 million during the first nine months of fiscal 2018 versus the same period during fiscal 2017.  During the first nine months of fiscal 2017, we recorded goodwill and other intangible asset impairment charges of $193.2 million, $12.3 million in charges related to the decision to exit the Flowcrete Middle East polymer flooring business and $4.2 million in charges related to the closure of a European manufacturing facility.  Changes in working capital accounts and all other accruals used approximately $18.6 million more cash flow during the first nine months of fiscal 2018 versus the same period last year.

The change in accounts receivable during the first nine months of fiscal 2018 provided approximately $51.5 million less cash than during the same period a year ago.  Days sales outstanding at February 28, 2018 increased to 68.2 days from 65.4 days sales outstanding at February 28, 2017.

During the first nine months of fiscal 2018, we spent approximately $22.3 million less cash for inventory compared to our spending during the same period a year ago.  This resulted from the combination of timing of purchases by retail customers and a systematic reduction of inventory levels at certain businesses in our consumer segment. Days of inventory outstanding at February 28, 2018 decreased to 126.3 days from 129.8 days of inventory outstanding at February 28, 2017.

The change in accounts payable during the first nine months of fiscal 2018 used approximately $17.2 million more cash than during the first nine months of fiscal 2017, resulting principally from the timing of certain payments.  Accrued compensation and benefits used approximately $4.6 million less cash during the first nine months of fiscal 2018 versus fiscal 2017, due to lower bonus accruals made during fiscal 2018 versus fiscal 2017.  Other accruals and prepaids, including those for other short-term and long-term items and changes in accrued loss reserves, provided $20.0 million more cash during the first nine months of fiscal 2018 versus the same period a year ago, primarily from the timing of customer rebates.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. During the first nine months of fiscal 2018, we paid $60.0 million for acquisitions, net of cash acquired, versus $246.9 million during the comparable prior year period. Capital expenditures of $72.8 million during the first nine months of fiscal 2018 compare with depreciation of $61.1 million. In the comparable prior year period, capital expenditures were $80.1 million, which compared with depreciation of $53.3 million. We have been increasing, and will continue to increase, our capital spending in fiscal 2018 in an effort to more aggressively invest in our internal growth initiatives, especially in overseas markets.  We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand throughout fiscal 2018 and beyond.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At February 28, 2018, the fair value of our investments in marketable securities totaled $177.8 million, of which investments with a fair value of $93.3 million were in an unrealized loss position.  At May 31, 2017, the fair value of our investments in marketable securities totaled $164.5 million, of which investments with a fair value of $60.0 million were in an unrealized loss position.  The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. Total pretax unrealized losses recorded in accumulated other comprehensive income at February 28, 2018 and May 31, 2017 were $3.8 million and $3.5 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at February 28, 2018 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at February 28, 2018 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of February 28, 2018, approximately $214.5 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries.  Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions.  Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements.  Refer to Note 9, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $966.9 million at February 28, 2018. Our debt-to-capital ratio was 57.2% at February 28, 2018, compared with 59.3% at May 31, 2017.

4.250% Notes due 2048

On December 20, 2017, we closed an offering for $300.0 million aggregate principal amount of 4.250% Notes due 2048 (the “2048 Notes”).  The proceeds from the 2048 Notes were used to repay $250.0 million in principal amount of unsecured 6.50% senior notes due February 15, 2018, and for general corporate purposes.  Interest on the 2048 Notes accrues from December 20, 2017 and is payable semiannually in arrears on January 15th and July 15th of each year, beginning July 15, 2018, at a rate of 4.250% per year. The 2048 Notes mature on January 15, 2048.  The indenture governing this indebtedness includes cross-acceleration provisions. Under certain circumstances, where an event of default under our other instruments results in acceleration of the indebtedness under such instruments, holders of the indebtedness under the indenture are entitled to declare amounts outstanding immediately due and payable.

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

As of February 28, 2018, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 56.7%, while our interest coverage ratio was 8.0 to 1. Our available liquidity under our Revolving Credit Facility stood at $552.5 million at February 28, 2018.

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

As previously reported, during fiscal 2015, a plan of reorganization was confirmed (the “Bankruptcy Plan”) and, effective as of December 23, 2014, Bondex, SPHC, Republic and NMBFiL emerged from bankruptcy.  Accordingly, trusts were established under Section 524(g) of the United States Bankruptcy Code (together, the “Trust”) and were funded with first installments.  Borrowings under our Revolving Credit Facility were used to fund the initial trust payment of $450 million, which is classified as long-term debt in our Consolidated Balance Sheets.  The Trust was funded with $450 million in cash and a promissory note, bearing no interest and maturing on or before December 23, 2018 (the “Bankruptcy Note”). There is one remaining trust payment due. The Bankruptcy Plan, and Bankruptcy Note, provide that on or before December 23, 2018, a final payment of $125 million in cash, RPM common stock or a combination thereof will be deposited into the Trust. The net present value of the Bankruptcy Note, or $122.4 million, is classified as other current liabilities in our consolidated financial statements at February 28, 2018.  A portion of the payments due under the Bankruptcy Note is secured by a right to the equity of SPHC, Republic and Bondex.

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

As of February 28, 2018, there was no outstanding balance under the AR Program, which compares with the maximum availability on that date of $150.0 million.  The interest rate under the Purchase Agreement is based on the Alternate Base Rate, LIBOR Market Index Rate, one-month LIBOR or LIBOR for a specified tranche period, as selected by us, plus in each case, a margin of 0.80%. In addition, we are obligated to pay a monthly unused commitment fee based on the daily amount of unused commitments under the Agreement, which fee ranges from 0.30% to 0.50% based on usage.  The AR Program contains various customary affirmative and negative covenants and also contains customary default and termination provisions.

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

The Convertible Notes will be convertible under certain circumstances and during certain periods at an initial conversion rate of 18.8905 shares of RPM common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $52.94 per share of common stock), subject to adjustment in certain circumstances.  In October 2017, we declared a dividend in excess of $0.24 per share, and consequently, the adjusted conversion rate at February 28, 2018 was 19.128496.  The initial conversion price represents a conversion premium of approximately 37% over the last reported sale price of RPM common stock of $38.64 on December 3, 2013.  Prior to June 15, 2020, the Convertible Notes may be converted only upon specified events, and, thereafter, at any time.  Upon conversion, the Convertible Notes may be settled, at RPM’s election, in cash, shares of RPM common stock, or a combination of cash and shares of RPM common stock.  The indenture governing this indebtedness includes cross-acceleration provisions. Under certain circumstances, where an event of default under our other instruments results in acceleration of the indebtedness under such instruments, holders of the indebtedness under the indenture are entitled to declare amounts outstanding immediately due and payable.

We account for the liability and equity components of the Convertible Notes separately, and in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 3.92%.  Contractual interest was $1.2 million for the third quarter of fiscal 2018 and 2017, while the amortization of the debt discount was $0.8 million and $0.7 million for the third quarter of fiscal 2018 and 2017, respectively. Contractual interest was $3.5 million for the first nine months of fiscal 2018 and 2017, while amortization of the debt discount was $2.3 million and $2.2 million for the first nine months of fiscal 2018 and 2017, respectively.  At February 28, 2018, the remaining period over which the debt discount will be amortized was 2.75 years, the unamortized debt discount was $8.9 million, and the carrying amount of the equity component was $20.7 million.

The following table summarizes our financial obligations and their expected maturities at February 28, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

	Total Contractual	Payments Due In
	Payment Stream	2019	2020-21	2022-23	After 2023
	(In thousands)
Long-term debt obligations	$2,183,425	$3,767	$893,298	$295,556	$990,804
Capital lease obligations	982	233	331	165	253
Operating lease obligations	275,538	67,160	93,857	57,910	56,611
Other long-term liabilities (1):
Interest payments on long-term debt obligations	1,079,227	86,415	144,487	107,700	740,625
Promissory note payments on 524(g) Trust	125,000	125,000
Contributions to pension and postretirement plans (2)	369,800	8,900	65,800	134,100	161,000
Total	$4,033,972	$291,475	$1,197,773	$595,431	$1,949,293

(1)

Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $12.9 million at February 28, 2018. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.

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

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2018 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action in the U.S. District Court for the District of Columbia against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  The complaint seeks disgorgement of gains that may have resulted from the conduct alleged in the complaint, and payment of unspecified monetary penalties from us and our General Counsel pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act.  Further, the complaint seeks to permanently enjoin us from violations of Sections 17(a)(2) and (a)(3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Exchange Act Rules 12b-20, 13a-1, 13a-11 and 13a-13, and to permanently enjoin our General Counsel from violations of Sections 17(a)(2) and (a)(3) of the Securities Act and Exchange Act Rules 13b2-1 and 13b2-2(a).  Both we and our General Counsel filed motions to dismiss the complaint on February 24, 2017.  Those motions to dismiss the complaint were denied by the Court on September 29, 2017.  We and our General Counsel filed answers to the complaint on October 16, 2017.  Formal discovery commenced in January 2018.  We intend to continue to contest the allegations in the complaint vigorously.

Environmental Proceedings

As previously disclosed, following an audit of Rust-Oleum Corporation’s Annual Quantity and Emissions Reports, the State of California’s South Coast Air Quality Management District (the “AQMD”) issued a Notice of Violation to Rust-Oleum alleging violations of AQMD’s Rule 314 (relating to fees for architectural coatings) and Rule 1113 (relating to limits on volatile organic compound content in architectural coatings).  Regarding the foregoing allegations, Rust-Oleum entered into a Settlement Agreement with AQMD dated March 16, 2018 in the amount of $454,829, which amount included monetary penalties and investigative costs.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the third quarter of fiscal 2018:

Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
December 1, 2017 through December 31, 2017	2,590	$52.43	-	-
January 1, 2018 through January 31, 2018	53,325	$52.60	-	-
February 1, 2018 through February 28, 2018	-	$-	-	-
Total - Third Quarter	55,915	$52.59	-	-

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

4.1

Officers’ Certificate and Authentication Order dated December 20, 2017 for the 4.250% Notes due 2048 (which includes the form of Note) issued pursuant to the Indenture dated as of April 8, 2014, between the Company and Wells Fargo Bank, National Association, which is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2017 (File No. 1-14187).

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

Dated: April 5, 2018