Form 10-K
period 2018-05-31
RPM INTERNATIONAL INC/DE/
filed 2018-07-23
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Stock as reported on the New York Stock Exchange on November 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $6,972,779,525.  For purposes of this information, the 2,030,090 outstanding shares of Common Stock which were owned beneficially as of November 30, 2017 by executive officers and Directors of the Registrant were deemed to be the shares of Common Stock held by affiliates.

As of July 19, 2018, 133,482,764 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2018 Annual Report to Stockholders for the fiscal year ended May 31, 2018 (the “2018 Annual Report to Stockholders”) are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 4, 2018 (the “2018 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2018.

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

BUSINESS

Our subsidiaries manufacture, market and sell various specialty chemical product lines, including high-quality specialty paints, infrastructure rehab and repair products, protective coatings, roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of the industrial, specialty and consumer markets. Our family of products includes those marketed under brand names such as API, Betumat, Carboline, CAVE, DAP, Day-Glo, Dri-Eaz, Dryvit, Ekspan, Euclid, EUCO, Fibergrate, Fibregrid, Fibrecrete, Flecto, Flowcrete, Grupo PV, Hummervoll, illbruck, Key Resin, Mohawk, Prime Resins, Rust-Oleum, Specialty Polymer Coatings, Stonhard, TCI, Toxement, Tremco, Tuf-Strand, Universal Sealants, Viapol, Watco and Zinsser.  As of May 31, 2018, our subsidiaries marketed products in approximately 166 countries and territories and operated manufacturing facilities in approximately 145 locations in the United States, Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, South Africa, South Korea, Spain, Sweden, Turkey, the United Arab Emirates and the United Kingdom. Approximately 37% of our sales are generated in international markets through a combination of exports to and direct sales in foreign countries. For the fiscal year ended May 31, 2018, we recorded net sales of $5.3 billion.

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

Segment Information

Our business is divided into three reportable segments: the industrial reportable segment (“industrial segment”), the specialty reportable segment (“specialty segment”) and the consumer reportable segment (“consumer segment”). Within each reportable segment, we aggregate several operating segments which comprise individual companies or groups of companies and product lines, which generally address common markets, utilize similar technologies and are able to share manufacturing or distribution capabilities. The industrial segment (Tremco Group, tremco illbruck Group, and Performance Coatings Group), which comprises approximately 53% of our total net sales, includes maintenance and protection products for roofing and waterproofing systems, flooring, industrial coatings, passive fire protection, corrosion control, high-performance sealing and bonding solutions, infrastructure rehabilitation and repair and other construction chemicals.  The consumer segment (Rust-Oleum Group, DAP Group and SPG-Consumer Group) comprises approximately 33% of our total net sales and includes rust-preventative, special purpose and decorative paints, caulks, sealants, primers, nail enamels, cement, cleaners, floor sealers and woodcare coatings and other branded consumer products. The specialty segment (Specialty Products Group (“SPG”) – Industrial Group) comprises approximately 14% of our total net sales, and includes industrial cleaners, restoration services equipment, colorants, exterior finishes, edible coatings and other specialty original equipment manufacturer (“OEM”) coatings. See Note Q, “Segment Information,” of the Notes to Consolidated Financial Statements, which appears in the 2018 Annual Report to Stockholders, and is incorporated herein by reference, for financial information relating to our three reportable segments and financial information by geographic area.

Industrial Segment

Our industrial segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as owners of industrial manufacturing facilities, public institutions and other commercial customers. Our industrial segment generated $2.8 billion in net sales for the fiscal year ended May 31, 2018 and includes the following major product lines and brand names:

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

Performance Coatings Group:

•

high-performance polymer flooring systems for industrial, institutional and commercial facilities, as well as offshore and marine structures and cruise, ferry and navy ships marketed under our Stonhard, Flowcrete, Key Resin, RPM Belgium, Hummervoll and API brand names;

•	commercial, decorative flooring for architectural and design applications under the Flowcrete, Key Resin, Liquid Elements, Expanko, and Fritztile brand names;
•	fiberglass reinforced plastic gratings and shapes used for industrial platforms, staircases and walkways marketed under our Fibergrate, Chemgrate, Corgrate, Fibregrid and Safe-T-Span brand names;
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

•

specialty construction products including bridge expansion joints, structural bearings, bridge deck and parking deck membranes, curb and channel drains, highway markings, protective coatings and asphalt and concrete repair products marketed under our Universal Sealants, BridgeCare, StructureCare, Pitchmastic, Nufins, Visul, EnviroKerb, EnviroChannel, EnviroDeck, EnviroGrate, Fibrecrete, Texacrete, Fibrejoint, Samiscreed and Epoplex brand names; and

•	amine curing agents, reactive diluents, specialty epoxy resins and other intermediates under our Arnette Polymers brand name.

Consumer Segment

Our consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe, Australia, South Africa and South America.  Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops, cosmetic companies and to other smaller customers through distributors. Our consumer segment generated $1.8 billion in net sales in the fiscal year ended May 31, 2018 and is composed of the following major product lines and brand names:

Rust-Oleum Group:

•

a broad line of coating products to protect and decorate a wide variety of surfaces for the DIY and professional markets which are sold under several key Rust-Oleum brand names, including Stops Rust, American Accents, Painter’s Touch, Specialty, Professional, Universal, Varathane, NeverWet, Watco, Epoxy Shield, Restore, Rock Solid, Whink, Miracle Sealants, SPS, Spraymate, Krud Kutter, Zinsser, XIM, Industrial Choice, Road Warrior, Sierra Performance, Hard Hat, Mathys, CombiColor, Noxyde, Blackfriar, HiChem and MultiSpec. In addition, Rust-Oleum branded products in Canada are marketed under the Rust-Oleum, Tremclad, Varathane and Zinsser brand names;

•

a broad line of specialty products targeted to solve problems for the paint contractor and the DIYer for applications that include surface preparation, mold and mildew prevention, wallpaper removal and application, and waterproofing, under our Zinsser, B-I-N, Bulls Eye 1-2-3, Cover Stain, DIF, FastPrime, Sealcoat, Jomax, Gardz, Perma-White, Shieldz, Watertite, Okon and Parks brand names;

•	cleaners sold under the Whink brand name and floor sealers sold under the Miracle Sealants and 511 brand names;
•	deck and fence restoration products under the Wolman brand name;
•	metallic and faux finish coatings marketed under our Modern Masters brand name;
•	exterior wood deck and concrete restoration systems, and flooring finishes marketed under our Restore and RockSolid brand names; and
•	an assortment of other products, including hobby paints and cements marketed under our Testors brand name.

DAP Group:

•

a complete line of caulks, sealants, adhesives, insulating foam, spackling, glazing, and other general patch and repair products for home improvement and construction marketed through a wide assortment of DAP branded products, including ‘33’, ‘53’, ‘1012’, 4000, 7000, Alex, Alex Fast Dry, Alex Plus, Alex Ultra, Alex Flex, Beats The Nail, Blend-Stick, Blockade, Butyl-Flex, Caulk-Be-Gone, Crack Shot, Custom-Patch, DAP 3.0, DAP CAP, DAPtex, DryDex, Dynaflex 230, Dynaflex Ultra, Dynagrip, Elastopatch, Fast ‘N Final, FastPatch, Kwik Foam, Kwik Seal, Kwik Seal Plus, Kwik Seal Ultra, Mono, Patch Stick, Patch-N-Paint, Plastic Wood, Platinum Patch, Presto Patch, Quick Plug, Rapid Fuse, Rely-On, Seal ‘N Peel, SIDE Winder, Silicone Plus, Simple Seal, SMARTBOND, StrongStik, Touch’N Foam, Touch’N Seal, Weldwood and Phenoseal, which is a brand of Gloucester Company Inc., which is a subsidiary of DAP Products Inc.

SPG-Consumer Group:

•	nail enamel, polish and coating components for the personal care industry.

Specialty Segment

Our specialty segment products are sold throughout North America and a few international locations, primarily in Europe.  Our specialty product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The specialty segment generated $0.8 billion in net sales for the fiscal year ended May 31, 2018 and includes the following major product lines and brand names:

•	fluorescent colorants and pigments marketed under our Day-Glo, Radiant and Dane Color brand names;
•

shellac-based-specialty coatings for industrial and pharmaceutical uses, edible glazes, food coatings and ingredients marketed under our Mantrose-Haeuser, NatureSeal and Holton Food Products brand names;

•	highly insulated building cladding materials (Exterior Insulating and Finishing Systems, “EIFS”) principally marketed in the U.S., Canada, U.K. and Poland under the Dryvit brand name;
•	fire and water damage restoration products marketed under the Dri-Eaz, Unsmoke and ODORx brand names;
•	professional carpet cleaning and disinfecting products marketed under the Sapphire Scientific, Chemspec and Prochem brand names;
•	fuel additives marketed under our Valvtect brand name;

•	wood treatments marketed under our Kop-Coat and Tru-Core brand names;
•	pleasure marine coatings marketed under our Pettit, Woolsey and Z-Spar brand names;
•	wood furniture finishes and touch-up products marketed under our CCI/Finishworks, Mohawk, Chemical Coatings, Behlen, Westfield Coatings and Morrells brand names; and
•	a variety of products for specialized applications, including powder coatings for exterior and interior applications marketed under our TCI brand name.

Foreign Operations

For the fiscal year ended May 31, 2018, our foreign operations accounted for approximately 35.5% of our total net sales, excluding any direct exports from the United States. Our direct exports from the United States were approximately 1.5% of our total net sales for the fiscal year ended May 31, 2018. In addition, we receive license fees and royalty income from numerous international license agreements, and we also have several joint ventures, which are accounted for under the equity method, operating in various foreign countries. We have manufacturing facilities in Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, South Africa, South Korea, Spain, Sweden, Turkey, the United Arab Emirates and the United Kingdom. We also have sales offices or warehouse facilities in Austria, The Czech Republic, Egypt, Finland, Hong Kong, Hungary, Indonesia, Japan, Kenya, Kuwait, Oman, Portugal, Peru, Qatar, Russia, Singapore, Switzerland, Thailand, Vietnam and several other countries. Information concerning our foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition, which appears in the 2018 Annual Report to Stockholders, and is incorporated herein by reference.

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

Construction Chemical Products

Flooring Systems Products.  Polymer flooring systems are used in industrial, commercial and, to a lesser extent, residential applications to provide a smooth, seamless surface that is impervious to penetration by water and other substances while being easy to clean and maintain. These systems are particularly well-suited for clean environments such as pharmaceutical, food and beverage and healthcare facilities. In addition, the fast installation time and long-term durability of these systems and products make them ideal for industrial floor repair and restoration. Polymer flooring systems are based on epoxy, polyurethane and methylmethacrylate resins. Most of these flooring systems are applied during new construction, but there is also a significant repair and renovation market. Key performance attributes in polymer flooring systems that distinguish competitors for these applications include static control, chemical resistance, contamination control, durability and aesthetics. We market our flooring systems under the Stonhard, Flowcrete, Key Resin, RPM Belgium, Expanko, Fritztile, Hummervoll and API brand names.

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

Sealants, Waterproofing, Concrete and Masonry Products.  Sealants, which are used primarily for commercial buildings, include urethane, silicone, latex, butyl and hybrid technology products, and are designed to be installed in construction joints for the purpose of providing a flexible and air and water-tight seal. Waterproof coatings, usually urethane or asphalt based, are installed in exposed and buried applications to waterproof and protect concrete. Structural and traffic tolerant membranes, expansion joints and bearings are used in a variety of applications for bridge deck construction and restoration and the protection and preservation of balconies, pedestrian walkways and parking structures.  In the concrete and masonry additives market, a variety of chemicals and fibers can be added to concrete and masonry to improve the processability, performance, or appearance of these products. Chemical admixtures for concrete are typically grouped according to their functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. Curing and sealing compounds, structural grouts, epoxy adhesives, injection resins, floor hardeners and toppings, joint fillers, industrial and architectural coatings, decorative color/stains/stamps, and a comprehensive selection of restoration materials are used to protect, repair or improve new or existing concrete structures used in the construction industry, and rehabilitation and repair of roads, highways, bridges and other infrastructure. The key attributes that differentiate competitors for these applications include quality assurance, on-the-job consultation and value-added, highly engineered products. We primarily offer products marketed under our Tremco, EUCO, Toxement, Viapol, Betumat, CAVE, Vandex, illbruck, Tamms, AlphaGuard, OneSeal, PowerPly, TremPly, TremLock, Vulkem, TREMproof, Dymonic, Increte, TUFF-N-DRI, Universal Sealants, Nufins, StructureCare, BridgeCare, Pitchmastic, Visul, Fibrecrete, Texacrete, Fibrejoint, Samiscreed, Prime Rez, Prime Gel, Prime Guard, Prime Coat, Prime Bond, Prime Flex, Watchdog Waterproofing, PSI, Tuf-Strand and Enviro-Dri brand names for this line of business.

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

Carboline Company and some of our other subsidiaries own more than 390 other trademark registrations or applications in the United States and numerous other countries covering the products sold by the Carboline Company and related companies, including two United States trademark registrations for the trademark “Carboline®”.

DAP Products, Inc. and other subsidiaries of the Company own more than 410 trademark registrations or applications in the United States and numerous other countries for the “DAP®” trademark, the “Putty Knife design” trademark and other trademarks covering products sold under the DAP brand and related brands.

Tremco Incorporated and some of our other subsidiaries own more than 85 registrations for the trademark “Tremco®” in the United States and numerous countries covering a variety of roofing, sealants and coating products. There are also many other trademarks of Tremco Incorporated and some of our other subsidiaries that are the subject of registrations or applications in the United States and numerous other countries, bringing the total number of registrations and applications covering products sold under the Tremco brand and related brands to more than 525.

Our other principal product trademarks include: 2X Ultra Cover®, AlphaGuard®, Alumanation®, Betumat™, B-I-N®, Bitumastic®, Bulls Eye 1-2-3®, Chemgrate®, Dri-Eaz, Dymonic®, EnerEDGE®, Enviro-Dri®, EUCO®, ExoAir®, Expanko®, Flecto™, Fibergrate®, Floquil®, Fritztile®, Paraseal®, Permaroof®, Plasite®, Proglaze®, Sanitile®, Solargard®, Spectrem®, Stonblend®, Stonclad®, Stonhard®, Stonlux®, Stonshield®, Testors®, TREMproof®, TUFF-N-DRI®, Varathane®, Viapol™, Vulkem®, Watchdog Waterproofing®, Woolsey®, Zinsser® and Z-Spar®; and, in Europe, API™, Perlifoc®, Hummervoll®, USL®, Nufins®, Pitchmastic®, Visul®, Flowcrete™, Nullifire™, Radglo™ and Martin Mathys™. Our trademark registrations are valid for a variety of different terms of up to 15 years, and may be renewable as long as the trademarks continue to be used and all other local conditions for renewal are met.  Our trademark registrations are maintained and renewed on a regular basis as required.

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

Additionally, changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact the cost of raw materials. For example, in March 2018, the U.S. imposed a 10% tariff on all aluminum imports into the United States, with initial exemptions for aluminum imported from certain U.S. trading partners. We expect these types of actions to increase aluminum costs and decrease supply availability. Any increase in aluminum prices that is not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations or cash flows.

Seasonal Factors

Our business is dependent, to a significant extent, on external weather factors. We historically experience stronger sales and net income in our first, second and fourth fiscal quarters, which are the three month periods ending August 31, November 30 and May 31, respectively, while we have experienced weaker performance in our third fiscal quarter.

Customers

Ten large consumer segment customers, such as DIY home centers, on a combined basis represented approximately 22%, 23% and 23% of our total net sales for each of the fiscal years ended May 31, 2018, 2017 and 2016, respectively. Except for sales to these customers, our business is not dependent upon any one customer or small group of customers, but is largely dispersed over a substantial number of customers.

Backlog

We historically have not had a significant backlog of orders, and we did not have a significant backlog at May 31, 2018.

Research and Development

Our research and development work is performed at various laboratory locations. During fiscal years 2018, 2017 and 2016, approximately $69.7 million, $64.9 million and $61.5 million, respectively, was charged to expense for research and development activities. In addition to this laboratory work, we view our field technical service as being integral to the success of our research activities. Our research and development activities and our field technical service costs are both included as part of our selling, general and administrative expenses.

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

For information regarding environmental accruals, see Note P, “Contingencies and Other Accrued Losses,” of the Notes to our Consolidated Financial Statements, which appears in the 2018 Annual Report to Stockholders, and is incorporated herein by reference. For more information concerning certain environmental matters affecting us, see “Item 3 — Legal Proceedings — Environmental Proceedings” in this Annual Report on Form 10-K.

Employees

As of May 31, 2018, we employed 14,540 persons, of whom approximately 823 were represented by unions under contracts which expire at varying times in the future.  We believe that all relations with employees and their unions are good.

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

Activist investors and ongoing operating improvement initiatives could cause us to incur significant expenses and impact the trading value of our common stock.

We are implementing certain operating improvement initiatives, as described in a cooperation agreement with activist investors, that we expect will result in changes in our organizational and operational structure that will impact most of our operating companies.  We expect to continue implementation of these initiatives over the course of the next year, and may take additional actions in furtherance of these objectives during future periods.  We may incur significant expenses as a result of these actions, and we also may experience disruptions in our operations, decreased productivity and unanticipated employee turnover.  The occurrence of any of these events associated with our operating improvement initiatives could adversely affect our operating results and financial condition.

The use of accounting estimates involves judgment and could impact our financial results.

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Our most critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in RPM’s 2018 Annual Report to Stockholders, under, “Critical Accounting Policies and Estimates.”  Additionally, as discussed in Note P, “Contingencies and Other Accrued Losses,” of the Notes to Consolidated Financial Statements in the 2018 Annual Report to Stockholders, and is incorporated herein by reference, we make certain estimates, including decisions related to legal proceedings and various loss reserves.  These estimates and assumptions involve the use of judgment, and therefore, actual financial results may differ.

Our operations have been and could continue to be adversely affected by global market and economic conditions in ways we may not be able to predict or control.

Global economic uncertainty continues to exist, including uncertainty relating to the United Kingdom’s vote to leave the European Union (“Brexit”). Our operations could be adversely affected by global economic conditions if global markets were to decline in the future, whether related to Brexit, recession and political unrest in Brazil, or otherwise. Any future economic declines may result in decreased revenue, gross margin, earnings or growth rates and difficulty in managing inventory levels and collection of customer receivables. We also have experienced, and expect to continue to experience, increased competitive pricing pressure. In addition, customer difficulties in the future could result from economic declines or issues arising from the cyclical nature of their business and, in turn, result in decreases in product demand, increases in bad debt write-offs, decreases in timely collection of accounts receivable and adjustments to our allowance for doubtful accounts receivable, resulting in material reductions to our revenues and net earnings.

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

As of May 31, 2018, we had approximately $1.8 billion in goodwill and other intangible assets. The Accounting Standards Codification (“ASC”) section 350 requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise, using either a qualitative assessment or a fair-value approach at the reporting unit level. We perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, as of the first day of our fourth fiscal quarter. The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, which is a subjective process that takes into account both internal and external factors. Impairment assessment requires the use of significant judgment with regard to estimates and assumptions surrounding future results of operations and cash flows. During fiscal 2017, we identified certain factors that we considered important in assessing the requirement to perform an interim goodwill and intangible asset impairment evaluation for our Kirker reporting unit and our Restore indefinite tradename asset.  As a result of those interim impairment assessments, we recorded losses for goodwill and other intangible assets of $188.3 million relating to our Kirker reporting unit and $4.9 million relating to our Restore tradename, respectively. Our required annual impairment testing for goodwill and other intangible assets, which we performed during the fourth quarter of the fiscal years ended May 31, 2018, 2017 and 2016, did not result in any impairment loss.  In the future, if global economic conditions were to decline significantly, or if our reporting units experienced significant declines in business, we may incur additional, substantial goodwill and other intangible asset impairment charges. The amount of any such impairment charge could have a material adverse effect on our results of operations.

Our significant amount of indebtedness could have a material adverse impact on our business.

Our total debt levels were approximately $2.2 billion and $2.1 billion at May 31, 2018 and 2017, respectively, which compares with $1.6 billion in stockholders’ equity at May 31, 2018. Our level of indebtedness could have important consequences.  For example, it could:

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

The markets in which we operate are fragmented, and we do not face competition from any one company across all of our product lines. However, any significant increase in competition, as a result of the consolidation of competitors, including the merger of Sherwin-Williams and Valspar, or otherwise, may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced gross profit margins. Increased competition may also impair our ability to grow or to maintain our current levels of revenues and earnings. Companies that compete in our markets include Akzo Nobel, Axalta, Ferro, GCP Applied Technologies, H.B. Fuller, Masco, PPG, and Sherwin-Williams. Several of these companies are much larger than we are and may have greater financial resources than we do. Increased competition with these companies could prevent the institution of price increases or could require price reductions or increased spending to maintain our market share, any of which could adversely affect our results of operations.

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

Some of our operating companies, particularly in the consumer segment, face a substantial amount of customer concentration. Our key consumer segment customers include Ace Hardware, Cotter & Company, Do It Best, The Home Depot, Inc., Intergamma, Lowe’s, Menards, Orgill, Wal-Mart and W.W. Grainger. Sales to our ten largest consumer segment customers accounted for approximately 21%, 23% and 23% of our total net sales for each of the fiscal years ended May 31, 2018, 2017 and 2016, and 65%, 67% and 68%, respectively, of the consumer segment’s net sales for those same fiscal years. Sales to The Home Depot, Inc. represented less than 10% of our consolidated net sales for fiscal 2018, 2017 and 2016, and 28% of our consumer segment net sales for fiscal 2018, 2017 and 2016.  If we were to lose one or more of our key customers, or experience a delay or cancellation of a significant order, or incur a significant decrease in the level of purchases from any of our key customers, or experience difficulty in collecting amounts due from a key customer, our net revenues could decline materially and our operating results could be reduced materially.

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

As a participant in the chemical and construction products industries, we face an inherent risk of legal claims in the event that the exposure to or failure, use or misuse of our products results, or is alleged to result, in bodily injury and/or property damage. In the course of our business we are subject to a variety of inquiries and investigations by regulators, as well as claims and lawsuits by private parties including those related to product liability, product claims regarding the use of asbestos or other chemicals or materials of concern, product warranty, environmental, contracts, intellectual property and commercial matters, which due to their uncertain nature may result in losses, some of which may be material.  We are defending claims, and could be subject to future claims, in which significant financial damages are alleged.  These claims could consume material financial resources to defend and be a distraction to management.  Some, but not all, of such claims are insured.  We offer warranties on many of our products, as well as long term warranty programs at certain of our businesses and, as a result, from time to time we may experience higher levels of warranty expense, which is typically reflected in selling, general and administrative expenses. The nature and extent to which we use hazardous or flammable materials in our manufacturing processes creates risk of damage to persons and property that, if realized, could be material.

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

Our businesses are subject to varying domestic and foreign laws and regulations that may restrict or adversely impact our ability to conduct our business.  These include securities, environmental, health, safety, tax, competition and anti-trust, trade controls, data security, anti-corruption, anti-money laundering, employment and privacy laws and regulations.  These laws and regulations change from time to time and thus may result in increased costs to us related to our compliance therewith.  From time to time regulators review our compliance with applicable laws. We have not always been, and may not always be, in full compliance with all laws and regulations applicable to our business and, thus enforcement actions, fines and private litigation claims and damages, which could be material may occur, notwithstanding our belief that we have in place appropriate risk management and compliance programs to mitigate these risks.

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

Our foreign manufacturing operations accounted for approximately 35.5% of our net sales for the fiscal year ended May 31, 2018, not including exports directly from the U.S. which accounted for approximately 1.5% of our net sales for fiscal 2018. We plan to continue to grow our international operations and the growth and maintenance of such operations could be adversely affected by Brexit, changes in political and economic conditions, inflation rates, trade protection measures, restrictions on foreign investments and repatriation of earnings, changing intellectual property rights, difficulties in staffing and managing foreign operations and changes in regulatory requirements that restrict the sales of our products or increase our costs. Our ability to effectively manage our foreign operations may pose significant risks that could adversely affect our results of operations, cash flow, liquidity or financial condition.

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

On December 22, 2017, U.S. tax reform legislation, commonly known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act makes substantial changes to U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, the allowance of immediate expensing of capital expenditures, deemed repatriation of foreign earnings and significant changes to the taxation of foreign earnings post the enactment date. The Act contains numerous, complex provisions impacting U.S. multinational companies, and we continue to review and assess the legislative language and its potential impact on us. The full extent of the impact remains uncertain at this time, and our current interpretations of, and assumptions regarding, the Act are subject to additional regulatory or administrative developments, including any regulations or other guidance promulgated by the Internal Revenue Service. As a result, the Act, including any regulations or other guidance promulgated by the Internal Revenue Service, and other tax laws could have significant effects on us, some of which may be adverse and could materially and adversely impact our financial condition, results of operations and cash flows.

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

The interpretation and application of data protection laws in the U.S., Europe, including but not limited to the General Data Protection Regulation (the “GDPR”), and elsewhere are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices.  Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.  Further, although we are implementing internal controls and procedures designed to ensure compliance with the GDPR and other privacy-related laws, rules and regulations (collectively, the “Data Protection Laws”), there can be no assurance that our controls and procedures will enable us to be fully compliant with all Data Protection Laws.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties.

Our corporate headquarters and a plant and offices for one subsidiary are located on a 119-acre site, which we own in Medina, Ohio. As of May 31, 2018, our operations occupied a total of approximately 16.6 million square feet, with the majority, approximately 13.9 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 16.6 million square feet occupied, approximately 8.5 million square feet are owned and approximately 8.1 million square feet are occupied under operating leases.

Set forth below is a description, as of May 31, 2018, of our principal facilities which we believe are material to our operations:

		Approximate
		Square Feet Of	Leased or
Location	Business/Segment	Floor Space	Owned

Hertogenbosch, Netherlands	Rust-Oleum (Consumer)	507,400	Owned
Capacava, Brazil	Euclid (Industrial)	325,000	Owned
Pleasant Prairie, Wisconsin	Rust-Oleum (Consumer)	303,200	Owned
Cleveland, Ohio	Day-Glo (Specialty)	224,624	Owned
Toronto, Ontario, Canada	Tremco (Industrial)	207,160	Owned
LaFayette, Georgia	Euclid (Industrial)	201,109	Owned
Cleveland, Ohio	Euclid (Industrial)	230,591	Owned
Cleveland, Ohio	Tremco (Industrial)	160,300	Owned
Bodenwoehr, Germany	illbruck (Industrial)	151,171	Owned
Baltimore, Maryland	DAP (Consumer)	144,200	Owned
Hagerstown, Maryland	Rust-Oleum (Consumer)	143,000	Owned
Arkel, Netherlands	illbruck (Industrial)	140,067	Owned
Tipp City, Ohio	DAP (Consumer)	140,000	Owned
Zelem, Belgium	Rust-Oleum (Consumer)	136,150	Owned
Attelboro, Massachusetts	Mantrose (Specialty)	133,650	Owned
Hudson, North Carolina	Wood Finishes Group (Specialty)	129,300	Owned
Cherry Hill, New Jersey	Stonhard (Industrial)	121,790	Owned
Lier, Norway	Carboline (Industrial)	116,953	Owned
Lake Charles, Louisiana	Carboline (Industrial)	114,287	Owned
Birtley, United Kingdom	Rust-Oleum (Consumer)	112,354	Owned
Somerset, New Jersey	Rust-Oleum (Consumer)	110,000	Owned
Wigan, Lanc, United Kingdom	illbruck (Industrial)	106,020	Owned
Maple Shade, New Jersey	Stonhard (Industrial)	77,500	Owned
Dallas, Texas	DAP (Consumer)	74,000	Owned
Ellaville, Georgia	TCI (Specialty)	55,000	Owned
Kenosha, Wisconsin	Rust-Oleum (Consumer)	850,243	Leased
Martinsburg, West Virginia	Rust-Oleum (Consumer)	742,938	Leased
Riverside, California	Rust-Oleum (Consumer)	309,535	Leased
Cleveland, Ohio	Tremco (Industrial)	298,175	Leased
Vaughan, Ontario, Canada	Rust-Oleum (Consumer)	213,847	Leased
Baltimore, Maryland	DAP (Consumer)	244,495	Leased
Garland, Texas	DAP (Consumer)	130,900	Leased
Burlington, Washington	Legend Brands (Specialty)	113,875	Leased
Lake Charles, Louisiana	Carboline (Industrial)	100,035	Leased
Bodenwoehr, Germany	illbruck (Industrial)	100,000	Leased

We lease certain of our properties under long-term leases. Some of these leases provide for increased rent based on an increase in the cost-of-living index. For information concerning our rental obligations, see Note M, “Leases” of the Notes to Consolidated Financial Statements, which appears in the 2018 Annual Report to Stockholders and is incorporated herein by reference. Under many of our leases, we are obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth at page 72 of the 2018 Annual Report to Stockholders under the heading, “Quarterly Stock Price and Dividend Information” is incorporated herein by reference.

The following table presents information about repurchases of RPM International Inc. Common Stock made by us during the fourth quarter of fiscal 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
March 1, 2018 through March 31, 2018	—	$—	—	—
April 1, 2018 through April 30, 2018	28,316	$48.30	—	—
May 1, 2018 through May 31, 2018	14,477	$49.64	—	—
Total - Fourth Quarter	42,793	$48.75	—	—

(1)

All of the shares of common stock reported as purchased are attributable to shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.'s Amended and Restated 2014 Omnibus Equity and Incentive Plan and 2007 Restricted Stock Plan.

(2)	Refer to Note I of the Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated financial data for each of the five years during the period ended May 31, 2018.

	Fiscal Years Ended May 31,
	2018	2017	2016	2015	2014
(Amounts in thousands, except per share and percentage data)
Net sales	$5,321,643	$4,958,175	$4,813,649	$4,594,550	$4,376,353
Income before income taxes	417,048	244,333	483,466	453,253	424,487
Net income	339,257	184,671	357,458	228,328	305,984
Return on sales %	6.4%	3.7%	7.4%	5.0%	7.0%
Basic earnings per share attributable to RPM International Inc. Stockholders	$2.55	$1.37	$2.70	$1.81	$2.20
Diluted earnings per share attributable to RPM International Inc. Stockholders	2.50	1.36	2.63	1.78	2.18
Total RPM International Inc. stockholders’ equity	1,630,773	1,436,061	1,372,335	1,291,392	1,382,844
Total RPM International Inc. stockholders' equity per share	12.43	10.99	10.61	9.94	10.68
Return on total RPM International Inc. stockholders’ equity %	22.1%	13.2%	26.8%	17.1%	23.7%
Average shares outstanding	131,179	130,662	129,383	129,933	129,438
Cash dividends paid	$167,476	$156,752	$144,350	$136,179	$125,743
Cash dividends declared per share	1.260	1.175	1.085	1.020	0.945
Retained earnings	1,342,736	1,172,442	1,147,371	936,996	833,691
Working capital	1,464,205	1,162,042	1,133,157	1,193,612	1,122,386
Total assets	5,271,822	5,090,449	4,764,969	4,680,062	4,365,657
Long-term debt	2,170,643	1,836,437	1,635,260	1,639,859	1,333,257
Depreciation and amortization	128,499	116,773	111,039	99,176	90,069
Cash from operating activities	390,383	386,127	474,706	330,448	278,149
Cash (used for) investing activities	(261,193)	(339,665)	(165,866)	(559,453)	(149,711)
Cash (used for) from financing activities	(239,376)	35,971	(206,105)	110,193	(137,243)

Note:

Acquisitions made by us during each of the periods presented and the reconsolidation of SPHC, which occurred on January 1, 2015, may impact comparability from year to year. (See Note A, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is set forth at pages 22 through 34 of the 2018 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth at page 34 of the 2018 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The information required by this item is set forth at pages 35 through 71 and 74 of the 2018 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 31, 2018 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of Deloitte & Touche LLP, our independent registered public accounting firm, are set forth at pages 73 and 75, respectively, of the 2018 Annual Report to Stockholders, which reports are incorporated herein by reference.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

On July 17, 2018, the Company’s Board of Directors elected Frank C. Sullivan as the Company’s Chairman, President and Chief Executive Officer.

Mr. Sullivan, age 57, was previously serving as the Company’s Chairman and Chief Executive Officer.  For information regarding Mr. Sullivan’s prior business experience, see Part III, Item 10, “Directors, Executive Officers and Corporate Governance” contained in this Annual Report on Form 10-K.

There are no arrangements or undertakings between Mr. Sullivan and any other persons pursuant to which he was selected to serve as the Company’s Chairman, President and Chief Executive Officer, nor are there any family relationships between Mr. Sullivan and any of the Company’s directors or executive officers.  Other than as set forth under the heading “Related Person Transactions” at page 56 of the Company’s Definitive Proxy Statement, dated August 24, 2017, Mr. Sullivan has no material interest in any transactions, relationships or arrangements with the Company that would require disclosure under Item 404(a) of Regulation S-K promulgated under the Exchange Act.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this item as to our Directors appearing under the caption “Election of Directors” in our 2018 Proxy Statement is incorporated herein by reference. Information required by Item 405 of Regulation S-K is set forth in the 2018 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. Information required by Items 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is set forth in the 2018 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

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

The name, age and positions of each of our Executive Officers as of July 23, 2018 are as follows:

Name	Age	Position and Offices Held
Frank C. Sullivan	57	Chairman, President and Chief Executive Officer
Russell L. Gordon	52	Vice President and Chief Financial Officer
Edward W. Moore	61	Senior Vice President, General Counsel and Chief Compliance Officer
Janeen B. Kastner	51	Vice President – Corporate Benefits and Risk Management
Matthew T. Ratajczak	50	Vice President – Global Tax and Treasurer
Barry M. Slifstein	58	Vice President – Investor Relations
Keith R. Smiley	56	Vice President – Finance and Controller

Frank C. Sullivan was elected Chairman of the Board in 2008 and Chief Executive Officer in 2002. From 1999 to 2008, Mr. Sullivan served as our President, and again was elected President in 2018, and was Chief Operating Officer from 2001 to 2002. From 1995 to 1999, Mr. Sullivan served as Executive Vice President, and was Chief Financial Officer from 1993 to 1999. Mr. Sullivan served as a Vice President from 1991 to 1995. Prior thereto, he served as our Director of Corporate Development from 1989 to 1991. Mr. Sullivan served as Regional Sales Manager from 1987 to 1989 of AGR Company, an Ohio General Partnership formerly owned by us. Prior thereto, Mr. Sullivan was employed by First Union National Bank from 1985 to 1987 and Harris Bank from 1983 to 1985.

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

Item 11.  Executive Compensation.

The information required by this item is set forth in the 2018 Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2018 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2018 Proxy Statement under the headings “Related Person Transactions” and “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is set forth in the 2018 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Related Fee Arrangements,” which information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this 2018 Annual Report on Form 10-K:

1. Financial Statements.  The following consolidated financial statements of RPM and the reports of our independent registered public accounting firms thereon, included in our 2018 Annual Report to Stockholders on pages 35 through 71 and 74, are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets —

May 31, 2018 and 2017

Consolidated Statements of Income —

fiscal years ended May 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income —

fiscal years ended May 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows —

fiscal years ended May 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity —

fiscal years ended May 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements (including Unaudited Quarterly Financial Information)

2. Financial Statement Schedules.  The following consolidated financial statement schedule of RPM and the report of our independent registered public accounting firm thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements included in our 2018 Annual Report to Stockholders:

Schedule	Page or Exhibit No.
Schedule II — Valuation and Qualifying Accounts and Reserves	S-1

All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits.  See the Index to Exhibits at page 24 of this Annual Report on Form 10-K.

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

		Current Report on Form 8-K (File No. 001-14187)	October 9, 2009

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

4.12

Officers’ Certificate and Authentication Order dated December 20, 2017 for the 4.250% Notes due 2048 (which includes the form of Note) issued pursuant to the Indenture dated as of April 8, 2014, between the Company and Wells Fargo Bank, National Association

		Current Report on Form 8-K (File No. 001-14187)	December 20, 2017

10.1	Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, date December 5, 2014	Current Report on Form 8-K (File No. 001-14187)	December 11, 2014

10.2	Second Amended and Restated Receivables Sales Agreement dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

10.2.1	Amendment No. 1 to Second Amended and Restated Receivables Sale Agreement, dated as of August 29, 2014	Quarterly Report on Form 10-Q (File No. 001-14187)	January 6, 2016

10.2.2	Amendment No. 2 to Second Amended and Restated Receivables Sale Agreement, dated as of November 3, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	January 6, 2016

10.2.3	Amendment No. 3 to Second Amended and Restated Receivables Sale Agreement, dated as of December 31, 2016	Quarterly Report on Form 10-Q (File No. 001-14187)	April 6, 2017

10.3	Amended and Restated Receivables Purchase Agreement, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

10.3.1	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of February 25, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2015

10.3.2	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated as of May 2, 2017	Current Report on Form 8-K (File No. 001-14187)	May 8, 2017

10.4	Amended and Restated Fee Letter, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

*10.5	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Frank C. Sullivan, Chairman and Chief Executive Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.6	Form of Amended and Restated Employment Agreement, by and between the Company and Ronald A. Rice, President and Chief Operating Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

Exhibit		Incorporated by reference herein
Number	Description	Form	Date
*10.7	Amended and Restated Employment Agreement, by and between the Company and Edward W. Moore, Vice President, General Counsel and Chief Compliance Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	October 7, 2011

*10.8	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.9	RPM International Inc. Benefit Restoration Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2001

*10.9.1	Amendment No. 1 to the RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003

*10.9.2	Amendment No. 2 to RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.10	RPM International Inc. Deferred Compensation Plan, as Amended and Restated Generally, effective January 1, 2005	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.10.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

10.11	Second Amendment and Restated Collection Account Agreement, dated July 29, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2010

*10.12	RPM, Inc. 1997 Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.12.1	First Amendment to the RPM, Inc. 1997 Restricted Stock Plan, effective as of October 1, 1998	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

*10.12.2	Second Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

*10.12.3	Third Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.12.4	Fourth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003

*10.12.5	Fifth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 16, 2004

*10.12.6	Sixth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007

*10.12.7	Seventh Amendment to the RPM International Inc. 1997 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.13	RPM International Inc. 2003 Restricted Stock Plan for Directors	Quarterly Report on Form 10-Q (File No. 001-14187)	January 14, 2004

*10.13.1	Amendment No. 1 to the RPM International Inc. 2003 Restricted Stock Plan for Directors	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007

*10.13.2	Amendment No. 2 to the RPM International Inc. 2003 Restricted Stock Plan for Directors, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.14	RPM International Inc. Amended and Restated 2004 Omnibus Equity and Incentive Plan, effective July 21, 2009	Definitive Proxy Statement (File No. 001-14187)	August 27, 2009

Exhibit		Incorporated by reference herein
Number	Description	Form	Date
*10.14.1	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement (for grants prior to October 10, 2008)	Annual Report on Form 10-K (File No. 001-14187)	August 15, 2005

*10.14.2	Form of Stock Appreciation Rights Agreement (for grants prior to October 10, 2008)	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2005

*10.14.3	Form of Performance-Contingent Restricted Stock (PCRS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 7, 2011

*10.14.4	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009

*10.14.5	Form of Stock Appreciation Rights Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009

*10.15	RPM International Inc. 2007 Restricted Stock Plan	Current Report on Form 8-K (File No. 001-14187)	October 12, 2006

*10.15.1	Amendment No. 1 to the RPM International Inc. 2007 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.16	RPM International Inc. Amended and Restated Incentive Compensation Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	October 9, 2007

*10.17	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Russell L. Gordon, Vice President and Chief Financial Officer	Annual Report on Form 10-K (File No. 001-14187)	July 24, 2013

10.18

Settlement Term Sheet, dated July 26, 2014, by and among the Company, Bondex, SPHC, Republic, the Asbestos Claimants’ Committee, counsel for each member of the Asbestos Claimant’s Committee in its individual capacity and on behalf of such member, and Eric Green, in his capacity as the Future Claimants’ Representative

		Current Report on Form 8-K (File No. 001-14187)	July 31, 2014

*10.19	RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 10, 2014	Definitive Proxy Statement (File No. 001-14187)	August 26, 2014

10.20	Plan of Reorganization	Current Report on Form 8-K (File No. 001-14187)	December 23, 2014

*10.21	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Janeen B. Kastner, Vice President – Corporate Benefits and Risk Management	Annual Report on Form 10-Q (File No. 001-14187)	October 7, 2015

10.22	Cooperation Agreement, dated as of June 27, 2018, by and among the Company, Elliott Associates, L.P., Elliott International, L.P., and Elliott International Capital Advisors Inc.	Current Report on Form 8-K (File No. 001-14187)	June 28, 2018

10.23	Separation Agreement and Release and Waiver of Claims, dated as of July 6, 2018, by and between the Company and Ronald A. Rice (x)

12	Computation of Ratio of Earnings to Fixed Charges (x)

13.1	Portions of RPM International Inc.’s 2018 Annual Report to Stockholders (x)

21.1	Subsidiaries of the Company (x)

Exhibit		Incorporated by reference herein
Number	Description	Form	Date
23.1	Consent of Independent Registered Public Accounting Firm (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer (xx)

32.2	Section 1350 Certification of the Company Chief Financial Officer (xx)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*	Management contract or compensatory plan or arrangement.
(x)	Filed herewith.
(xx)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPM INTERNATIONAL INC.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman, President and Chief Executive Officer

Date: July 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated this 23rd day of July, 2018.

Signature	Title
/s/ Frank C. Sullivan	Chairman, President, Chief Executive Officer and a Director
Frank C. Sullivan	(Principal Executive Officer)

/s/ Russell L. Gordon	Vice President and Chief Financial Officer
Russell L. Gordon	(Principal Financial Officer)

/s/ Keith R. Smiley	Vice President-Finance and Controller
Keith R. Smiley	(Principal Accounting Officer)

/s/ John P. Abizaid	Director
John P. Abizaid

/s/ Kirkland B. Andrews	Director
Kirkland B. Andrews

/s/ John M. Ballbach	Director
John M. Ballbach

/s/ Bruce A. Carbonari	Director
Bruce A. Carbonari

/s/ David A. Daberko	Director
David A. Daberko

/s/ Jenniffer D. Deckard	Director
Jenniffer D. Deckard

/s/ Salvatore D. Fazzolari	Director
Salvatore D. Fazzolari

/s/ Thomas S. Gross	Director
Thomas S. Gross

/s/ Julie A. Lagacy	Director
Julie A. Lagacy

/s/ Robert A. Livingston	Director
Robert A. Livingston

/s/ Craig S. Morford	Director
Craig S. Morford

/s/ Frederick R. Nance	Director
Frederick R. Nance

/s/ William B. Summers, Jr.	Director
William B. Summers, Jr.

RPM International Inc. and Subsidiaries

Valuation And Qualifying Accounts and Reserves (Schedule II)

		Additions		Acquisitions
		Charged to		(Disposals)
	Balance at	Selling,		of Businesses				Balance at
	Beginning	General and		and		(Deductions)		End
(In thousands)	of Period	Administrative		Reclassifications		Additions		of Period
Year Ended May 31, 2018
Current:
Allowance for doubtful accounts	$44,138	$4,487		$—		$(2,281)	(1)	$46,344
Accrued product liability reserves	$14,932	$6,169		$—		$(8,201)	(2)	$12,900
Accrued loss reserves	$1,102	$413		$—		$(371)	(2)	$1,144
Noncurrent:
Accrued product liability	$28,222	$16,581		$—		$(14,901)	(2)	$29,902
Environmental reserves	$1,747	$5,350	(4)	$—		$(3,526)		$3,571
Year Ended May 31, 2017
Current:
Allowance for doubtful accounts	$24,600	$13,747		$—		$5,791	(1)	$44,138
Accrued product liability reserves	$25,100	$5,262		$—		$(15,430)	(2)	$14,932
Accrued loss reserves	$1,053	$636		$(322)	(3)	$(265)	(2)	$1,102
Noncurrent:
Accrued product liability	$29,045	$15,005		$281		$(16,109)	(2)	$28,222
Environmental reserves	$1,676	$404		$328	(3)	$(661)		$1,747
Year Ended May 31, 2016
Current:
Allowance for doubtful accounts	$24,526	$8,692		$—		$(8,618)	(1)	$24,600
Accrued product liability reserves	$11,916	$13,848		$—		$(664)	(2)	$25,100
Accrued loss reserves	$1,383	$230		$—		$(560)	(2)	$1,053
Noncurrent:
Accrued product liability	$29,768	$9,637		$		$(10,360)	(2)	$29,045
Environmental reserves	$3,498	$730		$—		$(2,552)		$1,676

(1)	Uncollectible accounts written off, net of recoveries
(2)	Primarily claims paid during the year, net of insurance contributions
(3)	Primarily transfers between current and noncurrent
(4)	Approximately $1.7 million of the additions is reflected in the line item entitled, “Restructuring Expense,” in our Consolidated Statements of Income.

S-1