Form 10-Q
period 2018-08-31
RPM INTERNATIONAL INC/DE/
filed 2018-10-03
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018,

or

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of October 1, 2018 132,718,176 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	August 31, 2018	May 31, 2018
Assets
Current Assets
Cash and cash equivalents	$202,183	$244,422
Trade accounts receivable (less allowances of
$55,558 and $46,344, respectively)	1,070,626	1,113,818
Inventories	853,573	834,461
Prepaid expenses and other current assets	306,333	278,230
Total current assets	2,432,715	2,470,931
Property, Plant and Equipment, at Cost	1,589,312	1,575,875
Allowance for depreciation	(812,253)	(795,569)
Property, plant and equipment, net	777,059	780,306
Other Assets
Goodwill	1,187,705	1,192,174
Other intangible assets, net of amortization	585,056	584,272
Deferred income taxes	21,953	21,897
Other	218,904	222,242
Total other assets	2,013,618	2,020,585
Total Assets	$5,223,392	$5,271,822
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$500,913	$592,281
Current portion of long-term debt	3,376	3,501
Accrued compensation and benefits	119,037	177,106
Accrued losses	30,295	22,132
Other accrued liabilities	224,515	211,706
Total current liabilities	878,136	1,006,726
Long-Term Liabilities
Long-term debt, less current maturities	2,267,159	2,170,643
Other long-term liabilities	360,074	356,892
Deferred income taxes	104,644	104,023
Total long-term liabilities	2,731,877	2,631,558
Commitments and contingencies (Note 14)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	-	-
Common stock, par value $0.01; authorized 300,000 shares; issued 142,096 and outstanding 133,408 as of August 31, 2018; issued 141,716 and outstanding 133,647 as of May 31, 2018	1,334	1,336
Paid-in capital	992,086	982,067
Treasury stock, at cost	(256,899)	(236,318)
Accumulated other comprehensive (loss)	(493,026)	(459,048)
Retained earnings	1,366,952	1,342,736
Total RPM International Inc. stockholders' equity	1,610,447	1,630,773
Noncontrolling Interest	2,932	2,765
Total equity	1,613,379	1,633,538
Total Liabilities and Stockholders' Equity	$5,223,392	$5,271,822

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	August 31,	August 31,
	2018	2017
Net Sales	$1,459,989	$1,345,394
Cost of Sales	865,947	773,386
Gross Profit	594,042	572,008
Selling, General and Administrative Expenses	459,742	394,409
Restructuring Charges	20,076	-
Interest Expense	24,406	26,773
Investment (Income), Net	(2,433)	(4,453)
Other Expense (Income), Net	313	(5)
Income Before Income Taxes	91,938	155,284
Provision for Income Taxes	21,752	38,381
Net Income	70,186	116,903
Less: Net Income Attributable to Noncontrolling Interests	422	487
Net Income Attributable to RPM International Inc. Stockholders	$69,764	$116,416
Average Number of Shares of Common Stock Outstanding:
Basic	131,861	131,236
Diluted	136,430	135,720
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.52	$0.87
Diluted	$0.52	$0.86
Cash Dividends Declared per Share of Common Stock	$0.320	$0.300

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2018	2017
Net Income	$70,186	$116,903
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(40,689)	44,478
Pension and other postretirement benefit liability adjustments (net of tax of $982 and $646, respectively)	3,056	629
Unrealized gain (loss) on securities (net of tax of $668 and $(149), respectively)	2,476	(78)
Unrealized gain (loss) on derivatives	921	(394)
Total other comprehensive income (loss) income	(34,236)	44,635
Total Comprehensive Income	35,950	161,538
Less: Comprehensive Income Attributable to Noncontrolling Interests	164	518
Comprehensive Income Attributable to RPM International Inc. Stockholders	$35,786	$161,020

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$70,186	$116,903
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	24,068	19,893
Amortization	11,472	11,483
Restructuring charges, net of payments	7,084	-
Deferred income taxes	(561)	9,815
Stock-based compensation expense	6,668	7,465
Other non-cash interest expense	775	1,422
Realized losses (gains) on sales of marketable securities	6	(2,861)
Other	992	(140)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	32,389	1,646
(Increase) in inventory	(27,207)	(46,771)
(Increase) in prepaid expenses and other current and long-term assets	(18,282)	(10,865)
(Decrease) in accounts payable	(88,271)	(72,688)
(Decrease) in accrued compensation and benefits	(56,747)	(69,008)
Increase (decrease) in accrued losses	8,415	(5,765)
Increase in other accrued liabilities	20,857	20,147
Other	1,027	(6,765)
Cash (Used For) Operating Activities	(7,129)	(26,089)
Cash Flows From Investing Activities:
Capital expenditures	(28,295)	(17,533)
Acquisition of businesses, net of cash acquired	(26,366)	(36,169)
Purchase of marketable securities	(12,695)	(56,275)
Proceeds from sales of marketable securities	9,758	40,792
Other	(2,881)	702
Cash (Used For) Investing Activities	(60,479)	(68,483)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	120,702	19,125
Reductions of long-term and short-term debt	(21,952)	(760)
Cash dividends	(42,714)	(40,089)
Shares repurchased and shares returned for taxes	(20,581)	(5,346)
Payments of acquisition-related contingent consideration	(3,456)	(3,258)
Other	(320)	(747)
Cash Provided By (Used For) Financing Activities	31,679	(31,075)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6,310)	11,341
Net Change in Cash and Cash Equivalents	(42,239)	(114,306)
Cash and Cash Equivalents at Beginning of Period	244,422	350,497
Cash and Cash Equivalents at End of Period	$202,183	$236,191
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$19,747	$20,284
Income Taxes	$13,525	$12,042

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three month periods ended August 31, 2018 and 2017.  For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2018.

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

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

Effective June 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” and all the related amendments included within Accounting Standards Codification 606 (“ASC 606”), using the modified retrospective method of adoption.  Under the modified retrospective method, comparative periods are not restated. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied.   As a result of our adoption procedures, we determined that revenue recognition for our broad portfolio of products and services will remain largely unchanged.  Accordingly, our adoption of the new standard did not have a material impact on our overall Consolidated Financial Statements.  Refer to Note 16, “Revenue,” and Note 17, “Segment Information,” for additional information.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which increases lease transparency and comparability among organizations.  Under the new standard, lessees will be required to recognize all assets and liabilities arising from leases on the balance sheet, with the exception of leases with a term of 12 months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In March 2018, the FASB approved an alternative transition method to the modified retrospective approach, which eliminates the requirement to restate prior period financial statements and requires the cumulative effect of the retrospective allocation to be recorded as an adjustment to the opening balance of retained earnings at the date of adoption.  We are currently evaluating which transition method we will adopt on June 1, 2019 and the impact this guidance will have on our Consolidated Financial Statements. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted.  At August 31, 2018, our total undiscounted future minimum payments outstanding for operating lease obligations approximated $202.3 million.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which makes a number of changes meant to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows.  Our June 1, 2018 adoption of the new guidance, which we applied retrospectively to all periods presented, did not have a material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (disposals) of

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assets or of businesses. We adopted the new guidance as of June 1, 2018 and do not expect this revised guidance to have a material impact on our Consolidated Financial Statements.

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

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  Our June 1, 2018 adoption of the new guidance did not have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. We do not expect our adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20), Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with employers that sponsor defined benefit or other postretirement plans. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted for all entities and the amendments in this update are required to be applied on a retrospective basis to all periods presented. We are currently reviewing, but adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, “Intangible—Goodwill and Other- Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The update makes a number of changes meant to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement), by providing guidance in determining when the arrangement includes a software license.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Our early adoption of this revised guidance as of June 1, 2018 did not have a material impact on our Consolidated Financial Statements.

NOTE 3 — RESTRUCTURING

We record restructuring charges associated with management-approved restructuring plans to either reorganize one or more of our business segments, or to remove duplicative headcount and infrastructure associated with our businesses. Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, contract cancellation costs and other costs. Restructuring charges are recorded based upon planned employee termination dates and site closure and consolidation plans. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period. We record the short-term portion of our restructuring liability in Other Accrued Liabilities and the long-term portion, if any, in Other Long-Term Liabilities in our Consolidated Balance Sheets.

2020 MAP to Growth

In May 2018, we approved and implemented the first phases of a multi-year restructuring plan, the 2020 Margin Acceleration Plan (“2020 MAP to Growth”).  The first phases of our plan were focused within the consumer and industrial segments. The restructuring plan within the consumer segment, led by new senior leadership, is designed to improve margins by simplifying business processes, reducing inventory categories and rationalizing SKUs, reducing headcount and working capital and improving operating efficiency. This restructuring plan allows us to streamline management and focus our attention on faster growing and better performing brands and products within the consumer segment businesses. Payments associated with this initial phase of restructuring activities in the

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consumer segment are expected to be completed during the first seven months of fiscal 2019. The restructuring plan within the industrial segment is designed to simplify processes, reduce headcount, eliminate underperforming businesses, and deliver better results for customers, employees and stockholders. The restructuring activities outlined during the first phase of the multi-year restructuring plan are expected to be completed during the first five months of fiscal 2019.

During the quarter ended August 31, 2018, we approved and began implementation of the second phase of our 2020 MAP to Growth.  The second phase of our multi-year restructuring plan is focused on our specialty and corporate/nonoperating segments, and expands upon the restructuring activities being conducted by our consumer and industrial segments. Each phase of this restructuring plan has been designed to allow management to focus its attention on faster growing and better performing brands and products. The restructuring activities included in the second phase of our restructuring plan are expected to be completed by the end of fiscal 2020.

Furthermore, the restructuring plan within the specialty segment is designed to simplify processes and eliminate underperforming businesses.  These actions will allow management to focus its attention on the faster growing and better performing brands and products, in an effort to achieve improved margins and operating results.  These restructuring activities are expected to be completed by the end of fiscal 2020.

Lastly, the restructuring plan within the corporate/nonoperating segment is designed to improve consolidated results by reducing corporate overhead.  These restructuring activities are expected to be completed during the first six months of fiscal 2019.

In addition to the segment specific restructuring plans outlined above, in the fourth quarter of fiscal 2018, we adopted a restructuring plan for the legal function to streamline litigation management. Payments related to this initial phase of restructuring activities are expected to be completed during the first quarter of fiscal 2020.

In furtherance of the 2020 MAP to Growth phases described above, we continue to work toward finalizing the last phases of our comprehensive, company-wide restructuring plan that we expect to formalize during our second quarter ending November 30, 2018. All activities under our 2020 MAP to Growth plan are anticipated to be completed by the end of calendar year 2020.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the charges recorded in connection with restructuring by reportable segment during fiscal 2019 is as follows:

	Three Months Ended August 31, 2018
	Current Year	Cumulative Costs	Total Expected
	Charges	to Date	Costs
(in thousands)

Consumer Segment:
Severance and benefit costs (a)	$1,551	$7,203	$11,718
Facility closure and other related costs	-	5,139	11,225
Total Charges	$1,551	$12,342	$22,943

Industrial Segment:
Severance and benefit costs (b)	$6,365	$8,534	$13,098
Facility closure and other related costs	436	1,480	25,643
Other asset write-offs	578	1,951	2,996
Total Charges	$7,379	$11,965	$41,737

Specialty Segment:
Severance and benefit costs (c)	$2,147	$2,147	$5,295
Facility closure and other related costs	-	-	3,835
Total Charges	$2,147	$2,147	$9,130

Corporate/Other Segment:
Severance and benefit costs (d)	$8,999	$11,135	$11,135
Total Charges	$8,999	$11,135	$11,135

Consolidated:
Severance and benefit costs	$19,062	$29,019	$41,246
Facility closure and other related costs	436	6,619	40,703
Other asset write-offs	578	1,951	2,996
Total Charges	$20,076	$37,589	$84,945

(a)	Includes current year charges of $1.6 million associated with the elimination of nine positions.
(b)

Includes current year charges of $6.2 million associated with the elimination of 94 positions and $0.2 million additional charges associated with the prior elimination of one position within the legal function during fiscal 2018.

(c)	Includes charges of $2.1 million associated with the elimination of 47 positions.
(d)

Reflects charges related to the severance of two corporate executives, as well as accelerated vesting of equity awards for two corporate executives, four specialty segment executives and two industrial segment executives in connection with the aforementioned restructuring activities.

A summary of the activity in the restructuring reserves related to the 2020 MAP to Growth plan is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2018	$9,957	$6,184	$1,373	$17,514
Additions charged to expense	19,062	436	578	20,076
Cash payments charged against reserve	(12,575)	(418)		(12,993)
Non-cash charges included above (e)	(5,484)	(838)	(1,951)	(8,273)
Balance at August 31, 2018	$10,960	$5,364	$-	$16,324
Total Expected Costs	$41,246	$40,703	$2,996	$84,945

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(e)	Non-cash charges primarily include accelerated vesting of equity awards and asset-write offs.

In connection with the 2020 MAP to Growth plan, during the first quarter of fiscal 2019, we incurred approximately $4.5 million of inventory-related charges at our industrial segment and recorded a favorable adjustment to the previous write off at our consumer segment for approximately $0.2 million, all of which are recorded in cost of sales in our Consolidated Statements of Income.  These inventory charges were the result of product line and SKU rationalization initiatives in connection with our overall plan of restructuring.

The total expected costs to be incurred in relation to our 2020 MAP to Growth plan, as outlined in the table above, will be finalized and announced during our second quarter ending November 30, 2018.

NOTE 4 — MARKETABLE SECURITIES

The following tables summarize marketable securities held at August 31, 2018 and May 31, 2018 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
August 31, 2018
Equity securities:
Mutual funds - foreign	$47,736	$1,241	$(2,163)	$46,814
Mutual funds - domestic	100,244	4,810	(2,308)	102,746
Total equity securities	147,980	6,051	(4,471)	149,560
Fixed maturity:
U.S. treasury and other government	24,479	42	(494)	24,027
Corporate bonds	422	39	(10)	451
Total fixed maturity securities	24,901	81	(504)	24,478
Total	$172,881	$6,132	$(4,975)	$174,038

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2018
Equity securities:
Mutual funds - foreign	$46,123	$1,839	$(1,197)	$46,765
Mutual funds - domestic	99,833	727	(2,770)	97,790
Total equity securities	145,956	2,566	(3,967)	144,555
Fixed maturity:
U.S. treasury and other government	23,562	39	(552)	23,049
Corporate bonds	432	43	(8)	467
Total fixed maturity securities	23,994	82	(560)	23,516
Total	$169,950	$2,648	$(4,527)	$168,071

Marketable securities, included in other current and long-term assets totaling $102.8 million and $71.2 million at August 31, 2018, respectively, and included in other current and long-term assets totaling $97.4 million and $70.7 million at May 31, 2018, respectively, are composed of available-for-sale securities and are reported at fair value.  We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

Marketable securities are composed of available-for-sale securities and are reported at fair value. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Changes in the fair values of securities that are

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

considered temporary are recorded as unrealized gains and losses, net of applicable taxes, in accumulated other comprehensive (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in investment income, net in the period in which the unrealized losses are deemed other than temporary. In order to determine whether other-than-temporary declines in market value have occurred, the duration of the decline in value and our ability to hold the investment are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value.  In addition to the $174.0 million in available-for-sale securities presented in the table above, as of August 31, 2018, we held approximately $11.9 million in trading securities in relation to our deferred compensation plan.  At May 31, 2018, the fair value of trading securities approximated $9.9 million.

Gross realized gains on sales of investments were $0.6 million and $4.0 million for the quarters ended August 31, 2018 and 2017, respectively.  During the first quarter of fiscal 2019 and 2018, we recognized gross realized losses on sales of investments of $0.1 million and $1.1 million, respectively. These amounts are included in investment (income), net in the Consolidated Statements of Income.

Summarized below are the securities we held at August 31, 2018 and May 31, 2018 that were in an unrealized loss position and that were included in accumulated other comprehensive (loss), aggregated by the length of time the investments had been in that position:

	August 31, 2018		May 31, 2018
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$87,434	$(4,975)	$106,253	$(4,527)
Unrealized losses with a loss position for less than 12 months	50,465	(1,950)	68,376	(1,570)
Unrealized losses with a loss position for more than 12 months	36,969	(3,025)	37,877	(2,957)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. The unrealized losses generally relate to investments whose fair values at August 31, 2018 were less than 15% below their original cost. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at August 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$7,114	$7,072
One year through five years	13,180	12,898
Six years through ten years	3,542	3,412
After ten years	1,065	1,096
	$24,901	$24,478

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at August 31, 2018
U.S. Treasury and other government	$-	$24,027	$-	$24,027
Corporate bonds		451		451
Mutual funds - foreign		47,595		47,595
Mutual funds - domestic		113,891		113,891
Contingent consideration			(13,416)	(13,416)
Total	$-	$185,964	$(13,416)	$172,548

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2018
U.S. Treasury and other government	$-	$23,049	$-	$23,049
Corporate bonds		467		467
Mutual funds - foreign		47,410		47,410
Mutual funds - domestic		107,017		107,017
Contingent consideration			(17,998)	(17,998)
Total	$-	$177,943	$(17,998)	$159,945

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During the first three months of fiscal 2019, we paid approximately $4.6 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current period.  During the first three months of fiscal 2018, we paid approximately $3.3 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during last year’s first

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

quarter. These amounts are reported in payments of acquisition-related contingent consideration in cash flows from operations and from financing activities in the Consolidated Statements of Cash Flows.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At August 31, 2018 and May 31, 2018, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of August 31, 2018 and May 31, 2018 are as follows:

	At August 31, 2018
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$202,183	$202,183
Marketable equity securities	149,560	149,560
Marketable debt securities	24,478	24,478
Long-term debt, including current portion	2,270,535	2,320,331

	At May 31, 2018
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$244,422	$244,422
Marketable equity securities	144,555	144,555
Marketable debt securities	23,516	23,516
Long-term debt, including current portion	2,174,144	2,215,458

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

Net Investment Hedge

In October 2017, as a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we executed a fair value hedge and two cross currency swaps, in which we will pay variable rate interest in Euros and receive fixed rate interest in U.S. Dollars with a combined notional amount of approximately €85.25 million ($100 million U.S. Dollar equivalent), and which have a maturity date of November 2022. This effectively converts a portion of our U.S. Dollar denominated fixed-rate debt to Euro denominated variable rate debt. The fair value hedge is recognized at fair value in our Consolidated Balance Sheets, while changes in the fair value of the hedge are recognized in interest expense in our Consolidated Statements of Income. We designated the swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized in accumulated other comprehensive income (“AOCI”) to offset the changes in the values of the net investments being hedged.  Amounts released from AOCI and reclassified into interest expense did not have a material impact on our Consolidated Financial Statements for any period presented.

Derivatives Designated as Cash Flow Hedging Instruments

We have designated certain forward contracts as hedging instruments pursuant to ASC No. 815 (“ASC 815”), “Derivatives and Hedging.” Changes in the fair value of these highly effective hedges are recorded as a component of AOCI. During the period in which a forecasted transaction affects earnings, amounts previously recorded as a component of AOCI are reclassified into earnings as a component of cost of sales.  Amounts released from AOCI and reclassified into earnings did not have a material impact on our

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidated Financial Statements for any period presented. As of May 31, 2018 the notional amount of the forward contracts held to sell international currencies was $8.7 million, while there was no amount held at August 31, 2018.

Derivatives Not Designated as Hedges

At August 31, 2018, we held one foreign currency forward contract designed to reduce our exposure to changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows.  The contract has not been designated as a hedge; therefore, the changes in fair value of the derivative are recognized in earnings as a component of other (income) expense. Amounts recognized in earnings did not have a material impact on our Consolidated Financial Statements for any period presented. As of August 31, 2018 and May 31, 2018, the notional amounts of the forward contract held to purchase foreign currencies was $12.2 million and $147.4 million, respectively.

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

The fair values of qualifying and non-qualifying instruments used in hedging transactions as of August 31, 2018 and May 31, 2018 are as follows:

(in thousands)		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	August 31, 2018	May 31, 2018
Assets:
Foreign Currency Exchange (Cash Flow)	Other Current Assets	$-	$133
Cross Currency Swap (Net Investment)	Other Current Assets	1,963	2,580
Cross Currency Swap (Net Investment)	Other Assets (Long-Term)	3,116	1,986
Liabilities:
Interest Rate Swap (Fair Value)	Other Accrued Liabilities	355	441
Cross Currency Swap (Net Investment)	Other Long-Term Liabilities	4,777	5,293
Interest Rate Swap (Fair Value)	Other Long-Term Liabilities	2,845	2,634

(in thousands)		Fair Value
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	August 31, 2018	May 31, 2018
Assets:
Foreign Currency Exchange	Other Current Assets	$10	$7
Liabilities:
Foreign Currency Exchange	Other Accrued Liabilities	-	2,985

NOTE 7 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2018	2017
Interest (income)	$(904)	$(894)
Net (gain) on sale of marketable securities	(386)	(2,861)
Dividend (income)	(1,143)	(698)
Investment (income), net	$(2,433)	$(4,453)

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following components:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2018	2017
Royalty expense, net	$3	$268
(Income) related to unconsolidated equity affiliates	(118)	(273)
Pension non-service costs	428	-
Other expense (income), net	$313	$(5)

NOTE 9 — INCOME TAXES

On December 22, 2017 the Tax Cuts and Jobs Act (“Act”) was enacted into law.  The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates. Generally, the more significant provisions of the Act that impacted us for the year ended May 31, 2018 included the reduction in the corporate income tax rate from 35% to 21%, the creation of a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings) and allowance for immediate capital expensing of certain qualified property.  The corporate tax rate reduction was effective for RPM as of January 1, 2018 and, accordingly, reduced our fiscal year 2018 federal statutory rate to a blended rate of approximately 29.2%. The significant provisions of the Act which impact RPM for fiscal 2019 includes the full federal statutory rate reduction to 21% and the repeal of the domestic production activities deduction. Also effective for our fiscal 2019 are provisions of the Act that subject RPM to current U.S. tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries and allows a benefit for foreign-derived intangible income (“FDII”).

Subsequent to the enactment of the Act, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Act’s enactment date for companies to complete the applicable accounting under ASC 740. In accordance with SAB 118 and based on the information available as of May 31, 2018, we recorded a net provisional income tax expense of $7.3 million in accordance with the applicable provisions of the Act. The net provisional income tax expense was comprised of a benefit of $15.7 million related to the provisional re-measurement of our U.S. deferred tax assets and liabilities at the reduced U.S. corporate tax rates, a provisional expense of $67.9 million for the transition tax on unremitted earnings from foreign subsidiaries, and a provisional benefit of $44.9 million for the partial reversal of existing deferred tax liabilities recorded for the estimated tax cost associated with unremitted foreign earnings not considered permanently reinvested.

During the three months ended August 31, 2018, we have not recorded any adjustments to the provisional amounts recorded at May 31, 2018, as a result of the Act, related to the remeasurement of our U.S. deferred balances, the existing deferred tax liabilities recorded for the estimated tax cost associated with unremitted foreign earnings not considered permanently reinvested or for the transition tax on unremitted earnings from foreign subsidiaries. In all cases, we are continuing to compute and refine our estimates as additional analysis is completed, and certain tax attribute data becomes available. In addition, our estimates may also be revised as provisions of the Act are further clarified by taxing authorities.

We have made sufficient progress in our calculation to reasonably estimate the tax impact related to GILTI and FDII for the year ended May 31, 2019 and included it in the estimated annual effective tax rate. The impact of GILTI and FDII was not material for the three months ended August 31, 2018. We will continue to refine our calculations, which may result in changes to the expected impact for fiscal year 2019.

The effective income tax rate was 23.7% and 24.7% for the three-month periods ended August 31, 2018 and 2017, respectively. The federal statutory rate for the three-month period end August 31, 2018 was 21% as compared to the pre-tax reform federal statutory rate of 35% for the three-month period ended August 31, 2017. The effective income tax rates for the three-month periods ended August 31, 2018 and 2017 reflect discrete benefits for excess tax benefits related to equity compensation of $3.6 million and $1.5 million, respectively. Additionally, the effective income tax rate for the three-month period ended August 31, 2017 reflects a $9.0 million discrete benefit related to foreign tax credit planning.

Our deferred tax liability for unremitted foreign earnings was adjusted to $19.9 million as of May 31, 2018. The $19.9 million deferred tax liability represented our estimate of the foreign tax cost associated with our preliminary estimate of $549.8 million of

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

foreign earnings that are not considered to be permanently reinvested. As of August 31, 2018, the amount of these earnings has changed to $437.8 million and the deferred tax liability remains at $19.9 million.  The reduction to the earnings amounts no longer permanently reinvested is due principally to distributions during the quarter which were not subject to foreign withholding taxes.

We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of August 31, 2018.  Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were paid to us as dividends.

NOTE 10 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

	August 31, 2018	May 31, 2018
(In thousands)
Raw material and supplies	$308,017	$288,201
Finished goods	545,556	546,260
Total Inventory, Net of Reserves	$853,573	$834,461

NOTE 11 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. Our current intent is to limit our repurchases only to amounts required to offset dilution created by stock issued in connection with our equity-based compensation plans, or approximately one to two million shares per year. As a result of this authorization, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three months ended August 31, 2018, we repurchased 103,446 shares of our common stock at a cost of approximately $7.0 million, or an average cost of $67.61 per share, under this program.  During the three months ended August 31, 2017, we did not repurchase any shares of our common stock under this program.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two-class method for the three months ended August 31, 2018 and 2017.

	Three Months Ended
	August 31,	August 31,
(In thousands, except per share amounts)	2018	2017
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$69,764	$116,416
Less: Allocation of earnings and dividends to participating securities	(611)	(1,750)
Net income available to common shareholders - basic	69,153	114,666
Add: Undistributed earnings reallocated to unvested shareholders	1	5
Add: Income effect of contingently issuable shares	1,480	1,377
Net income available to common shareholders - diluted	$70,634	$116,048
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	131,861	131,236
Average diluted options	636	574
Additional shares issuable assuming conversion of convertible securities (1)	3,933	3,910
Total shares for diluted earnings per share (2)	136,430	135,720
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.52	$0.87
Diluted Earnings Per Share of Common Stock	$0.52	$0.86

(1)

Represents the number of shares that would be issued if our contingently convertible notes were converted.  We include these shares in the calculation of diluted EPS as the conversion of the notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

(2)

Restricted shares totaling 126,750 and 43,380 for the three months ended August 31, 2018 and 2017, respectively, were excluded from the calculation of diluted earnings per share because the grant price of the restricted shares exceeded the average market price of the shares during the period and their effect, accordingly, would have been anti-dilutive. In addition, stock appreciation rights (SARs) totaling 890,000 and 600,000 for the three months ended August 31, 2018 and 2017, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, as well as several unfunded health care benefit plans primarily for certain of our retired employees.   The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three months ended August 31, 2018 and 2017:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	August 31,	August 31,	August 31,	August 31,
Pension Benefits	2018	2017	2018	2017
(In thousands)
Service cost	$9,382	$9,465	$1,219	$1,175
Interest cost	5,497	4,379	1,399	1,145
Expected return on plan assets	(8,467)	(8,086)	(2,051)	(1,978)
Amortization of:
Prior service cost (credit)	29	29	(8)	(6)
Net actuarial losses recognized	3,272	3,618	319	419
Net Periodic Benefit Cost	$9,713	$9,405	$878	$755

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	August 31,	August 31,	August 31,	August 31,
Postretirement Benefits	2018	2017	2018	2017
(In thousands)
Service cost	$-	$-	$392	$311
Interest cost	48	43	291	224
Amortization of:
Prior service (credit)	(55)	(55)
Net actuarial losses recognized	(6)	6	115	79
Net Periodic Benefit (Credit) Cost	$(13)	$(6)	$798	$614

Due to slightly higher discount rates and increased asset values, offset by higher interest cost and lump sum mortality rates, pension expense for fiscal 2019 is comparable to our fiscal 2018 pension expense level. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. We previously disclosed in our financial statements for the fiscal year ended May 31, 2019 that we expected to contribute approximately $1.3 million to our retirement plans in the U.S. and approximately $8.1 million to plans outside the U.S. during the current fiscal year.

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

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at August 31, 2018, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a reduction of sales, as a component of cost of sales, or within selling, general and administrative expense.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended
	August 31,	August 31,
	2018	2017
	(In thousands)
Beginning Balance	$11,721	$19,149
Deductions (1)	(6,614)	(8,642)
Provision charged to expense	5,478	5,264
Ending Balance	$10,585	$15,771

(1)	Primarily claims paid during the year.

In addition, like other companies participating in similar lines of business, some of our subsidiaries are involved in several proceedings relating to environmental matters.  It is our policy to accrue remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated.  In general, our environmental accruals are undiscounted liabilities, which are exclusive of claims against third parties, and are not material to our financial statements during any of the periods presented.

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

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  Both we and our General Counsel filed motions to dismiss the complaint on February 24, 2017.  Those motions to dismiss the complaint were denied by the Court on September 29, 2017.  We and our General Counsel filed answers to the complaint on October 16, 2017.  Formal discovery commenced in January 2018 and is ongoing.  We intend to continue to contest the allegations in the complaint vigorously.

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

With respect to a case pending against one of our subsidiaries in which there is alleged both trade secret and trademark infringement, subsequent to the quarter ended August 31, 2018, we agreed to settle the case for $6.5 million.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 — EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three months ended August 31, 2018 and 2017:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2018	$1,630,773	$2,765	$1,633,538
Net income	69,764	422	70,186
Other Comprehensive Income:
Foreign currency translation adjustments	(40,431)	(258)	(40,689)
Pension and other postretirement benefit liability adjustments, net of tax	3,056		3,056
Unrealized (loss) on securities, net of tax	2,476		2,476
Unrealized (loss) on derivatives, net of tax	921		921
Total Other Comprehensive Income, net of tax	(33,978)	(258)	(34,236)
Comprehensive Income	35,786	164	35,950
Dividends paid	(42,714)		(42,714)
Other	(2,834)	3	(2,831)
Shares repurchased and shares returned for taxes	(20,581)		(20,581)
Stock based compensation expense - included in SG&A	6,668		6,668
Stock based compensation expense - included in restructuring expense	3,349		3,349
Total Equity at August 31, 2018	$1,610,447	$2,932	$1,613,379

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2017	$1,436,061	$2,639	$1,438,700
Net income	116,416	487	116,903
Other Comprehensive Income:
Foreign currency translation adjustments	44,447	31	44,478
Pension and other postretirement benefit liability adjustments, net of tax	629		629
Unrealized gain on securities, net of tax	(78)		(78)
Unrealized loss on derivatives, net of tax	(394)		(394)
Total Other Comprehensive Income, net of tax	44,604	31	44,635
Comprehensive Income	161,020	518	161,538
Dividends paid	(40,089)		(40,089)
Other noncontrolling interest activity		(65)	(65)
Shares repurchased and returned for taxes	(5,346)		(5,346)
Stock based compensation expense	7,465		7,465
Total Equity at August 31, 2017	$1,559,111	$3,092	$1,562,203

NOTE 16 – REVENUE

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives.  We disaggregate revenues from the sales of our products and services based upon geographical location by each of our reportable segments, which are aligned by similar economic factors, trends and customers, which best depict the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  See Note 17, “Segment Information,” for further details regarding our disaggregated revenues as well as a description of each of the unique revenue streams related to each of our three reportable segments.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. The majority of our revenue is recognized at a point in time.  However, we also record revenues generated under construction contracts, mainly in connection with the installation of specialized roofing and flooring systems and related services. For certain polymer flooring installation projects, we account for our revenue using the output method, as we consider square footage of completed flooring to be the best measure of progress toward the complete satisfaction of the performance obligation.  In contrast, for certain of our roofing installation projects, we account for our revenue using the input method, as that method was the best measure of performance as it considers costs incurred in relation to total expected project costs, which essentially represents the transfer of control for roofing systems to the customer.  In general, for our construction contracts, we record contract revenues and related costs as our contracts progress on an over-time model.

We have elected to apply the practical expedient to recognize revenue net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities. Payment terms and conditions vary by contract type, although our customers’ payment terms generally include a requirement to pay within 30 to 60 days of fulfilling our performance obligations.  In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component.  We have elected to apply the practical expedient to treat all shipping and handling costs as fulfillment costs as a significant portion of these costs are incurred prior to control transfer.

Significant Judgments

Our contracts with customers may include promises to transfer multiple products and/or services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For example, judgment is required to determine whether products sold in connection with the sale of installation services are considered distinct and accounted for separately, or not distinct and accounted for together with installation services and recognized over time.

We provide customer rebate programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. These customer programs and incentives are considered variable consideration. We include in revenue variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. In general, this determination is made based upon known customer program and incentive offerings at the time of sale, and expected sales volume forecasts as it relates to our volume-based incentives. This determination is updated each reporting period.  Certain of our contracts include contingent consideration that is receivable only upon the final inspection and acceptance of a project.  We include estimates of such variable consideration in our transaction price. Based on historical experience, we consider the probability-based expected value method appropriate to estimate the amount of such variable consideration.

Our products are generally sold with a right of return and we may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available.  We record a right of return liability to accrue for expected customer returns. Historical actual returns are used to estimate future returns as a percentage of current sales. Obligations for returns and refunds were not material individually or in the aggregate.

We offer assurance type warranties on our products as well as separately sold warranty contracts. Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term.  Warranty liabilities for our assurance type warranties are discussed further in Note 14.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing customers. Our contract assets are recorded for products and services that have been provided to our customer but have not yet been billed, and are included in prepaid expenses and other current assets in our consolidated balance sheets. Our short-term contract liabilities consist of advance payments, or deferred revenue, and are included in other accrued liabilities in our consolidated balance sheets.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts receivable, net of allowances, and net contract assets (liabilities) consisted of the following:

	August 31, 2018	May 31, 2018	$ Change	% Change
(In thousands, except percents)
Accounts receivable, less allowance	$1,070,626	$1,113,818	$(43,192)	-3.9%

Contract assets	$23,580	$18,212	$5,368	29.5%
Contract liabilities - short-term	(26,702)	(23,335)	(3,367)	14.4%
Net Contract Liabilities	$(3,122)	$(5,123)	$2,001	-39.1%

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. The $2.0 million change in our net contract liabilities from May 31, 2018 to August 31, 2018 resulted primarily from the timing of revenue recognition under the new standard.  We also record long-term deferred revenue, which amounted to $62.5 million and $64.1 million as of August 31, 2018 and May 31, 2018, respectively.  The long-term portion of deferred revenue is related to assurance type warranty contracts and is included in other long-term liabilities in our consolidated balance sheets.

We have elected to adopt the practical expedient to not disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied as of the end of the reporting period for performance obligations that are part of a contract with an original expected duration of one year or less.

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. As our contract terms are primarily one year or less in duration, we have elected to apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include our internal sales force compensation program and certain incentive programs as we have determined annual compensation is commensurate with annual sales activities.

NOTE 17 — SEGMENT INFORMATION

During the quarter ended August 31, 2018, we made the determination to streamline certain businesses and management structures within our industrial reportable segment.  As a result, our former tremco illbruck Group, Tremco Group and several components from our Performance Coatings Group, including our Euclid and Flowcrete businesses, were combined to form a new Construction Products Group.  There were no changes in the composition of any of our reportable segments, and therefore, previously reported business segment information remains unchanged. We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives. We manage our portfolio by organizing our businesses and product lines into three reportable segments: the industrial reportable segment, the consumer reportable segment and the specialty reportable segment. Within each reportable segment, we aggregate operating segments or product lines that consist of individual companies or groups of companies and product lines, which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our six operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker in determining how to allocate the assets of the company and evaluate performance. These six operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses.

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The industrial reportable segment comprises two separate operating segments — Construction Products Group and Performance Coatings Group. Products and services within this reportable segment include construction chemicals, roofing systems, weatherproofing and other sealants, and polymer flooring.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following tables present a disaggregation of revenues by geography, and reflect the results of our reportable segments consistent with our management philosophy, by representing the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of businesses.

Three Months Ended August 31, 2018	Industrial Segment	Consumer Segment	Specialty Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$442,621	$381,668	$156,384	$980,673
Foreign
Canada	61,009	29,006	6,762	96,777
Europe	183,114	59,577	23,886	266,577
Latin America	47,627	6,122	307	54,056
Asia Pacific	30,502	6,912	5,481	42,895
Other Foreign	17,100	1,911	-	19,011
Total Foreign	339,352	103,528	36,436	479,316
Total	$781,973	$485,196	$192,820	$1,459,989

Three Months Ended August 31, 2017	Industrial Segment	Consumer Segment	Specialty Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$399,287	$324,650	$150,423	$874,360
Foreign
Canada	62,834	26,577	7,056	96,467
Europe	179,083	60,456	25,039	264,578
Latin America	45,524	5,693	465	51,682
Asia Pacific	26,667	7,872	5,499	40,038
Other Foreign	16,373	1,896	-	18,269
Total Foreign	330,481	102,494	38,059	471,034
Total	$729,768	$427,144	$188,482	$1,345,394

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended
	August 31,	August 31,
	2018	2017
	(In thousands)
Income (Loss) Before Income Taxes
Industrial Segment	$69,057	$88,902
Consumer Segment	51,296	72,368
Specialty Segment	27,801	33,167
Corporate/Other	(56,216)	(39,153)
Consolidated	$91,938	$155,284

NOTE 18 — SUBSEQUENT EVENTS

Subsequent to the end of our first quarter, on September 10, 2018, we acquired Nudura Corporation, a manufacturer and distributor of insulated concrete forms in North America.  The company, which is based in Ontario, Canada, has annual net sales of approximately $40.0 million, and will be included in our specialty reportable segment.

Subsequent to the end of the current quarter, on September 25, 2018, we issued a notice of redemption for all $205.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due 2020 (the “Convertible Notes”) on November 27, 2018 (the “Redemption Date”).  The redemption price for the Convertible Notes is equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest until, but excluding, the Redemption Date.  As a result of the issuance of the notice of redemption, the Convertible Notes are convertible at any time prior to the close of business on November 26, 2018.  The current conversion rate is 19.185116 shares of RPM common stock per $1,000 original principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $52.12 per share (subject to adjustment in accordance with the terms of the Indenture).  In accordance with the provisions of the indenture for the Convertible Notes, we have elected to settle any Convertible Notes surrendered for conversion through a combination settlement of cash and shares of RPM common stock.

As of October 1, 2018, we have repurchased 689,640 shares of RPM common stock since August 31, 2018, at a cost of approximately $46.4 million, or an average cost of $67.26 per share, under the stock repurchase program described in Note 11.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements include all of our majority-owned subsidiaries.  Investments in less-than-majority-owned joint ventures for which we have the ability to exercise significant influence over are accounted for under the equity method. Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate these estimates, including those related to our allowances for doubtful accounts; inventories; allowances for recoverable taxes; uncertain tax positions; useful lives of property, plant and equipment; goodwill and other intangible assets; environmental, warranties and other contingent liabilities; derivative and hedging; income tax valuation allowances; pension plans; and the fair value of financial instruments. We base our estimates on historical experience, our most recent facts, and other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of our assets and liabilities. Actual results, which are shaped by actual market conditions, may differ materially from our estimates.

A comprehensive discussion of the accounting policies and estimates that are the most critical to our financial statements are set forth in our Annual Report on Form 10-K for the year ended May 31, 2018.  Other than our June 1, 2018 adoption of ASC 606, which is more fully described in Note 16, “Revenue,” there have been no significant changes in critical accounting policies or estimates since May 31, 2018.

BUSINESS SEGMENT INFORMATION

During the quarter ended August 31, 2018, we made the determination to streamline certain businesses and management structures within our industrial reportable segment.  As a result, our former tremco illbruck Group, Tremco Group and several components from our Performance Coatings Group, including our Euclid and Flowcrete businesses, were combined to form a new Construction Products Group. There were no changes in the composition of any of our reportable segments, and therefore, previously reported business segment information remains unchanged. We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives. We manage our portfolio by organizing our businesses and product lines into three reportable segments: the industrial reportable segment, the consumer reportable segment and the specialty reportable segment. Within each reportable segment, we aggregate operating segments or product lines that consist of individual companies or groups of companies and product lines, which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our six operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker in determining how to allocate the assets of the company and evaluate performance. These six operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on income before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”) as a performance evaluation measure because interest expense is essentially related to acquisitions, as opposed to segment operations.

Our industrial reportable segment products are sold throughout North America and also account for the majority of our international sales. Our industrial product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The industrial reportable segment comprises two separate operating segments — Construction Products Group and Performance Coatings Group. Products and services within this reportable segment include construction chemicals, roofing systems, weatherproofing and other sealants, and polymer flooring.

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

	Three Months Ended
	August 31,	August 31,
	2018	2017
	(In thousands)
Net Sales
Industrial Segment	$781,973	$729,768
Consumer Segment	485,196	427,144
Specialty Segment	192,820	188,482
Consolidated	$1,459,989	$1,345,394
Income Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$69,057	$88,902
Interest (Expense), Net (b)	(2,393)	(2,554)
EBIT (c)	$71,450	$91,456
Consumer Segment
Income (Loss) Before Income Taxes (a)	$51,296	$72,368
Interest (Expense), Net (b)	(165)	(196)
EBIT (c)	$51,461	$72,564
Specialty Segment
Income Before Income Taxes (a)	$27,801	$33,167
Interest Income, Net (b)	69	120
EBIT (c)	$27,732	$33,047
Corporate/Other
(Expense) Before Income Taxes (a)	$(56,216)	$(39,153)
Interest (Expense), Net (b)	(19,484)	(19,690)
EBIT (c)	$(36,732)	$(19,463)
Consolidated
Income Before Income Taxes (a)	$91,938	$155,284
Interest (Expense), Net (b)	(21,973)	(22,320)
EBIT (c)	$113,911	$177,604

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles ("GAAP") in the U.S., to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
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

RESULTS OF OPERATIONS

Three Months Ended August 31, 2018

Net Sales  Consolidated net sales of $1,460.0 million for the first quarter of fiscal 2019 grew by approximately 8.5% from net sales of $1,345.4 million for last year’s first quarter. Acquisitions added 1.5%, while organic sales, which include the impact of price and volume, improved by 7.8%.  Consolidated net sales for the quarter also reflect a unfavorable foreign exchange impact of 0.8%.

Industrial segment net sales for the current quarter grew by 7.2% to $782.0 million, from net sales of $729.8 million during the same period a year ago. The improvement resulted from recent acquisitions, which contributed 1.6% to net sales during the current quarter, and organic growth, which contributed 6.7% during the quarter, driven mainly by North American roofing and recovery of our industrial coatings business. Unfavorable foreign exchange impacted net sales by 1.1% during the current quarter.

Consumer segment net sales for the quarter grew by 13.6% to $485.2 million, from $427.1 million during last year’s first quarter.  Recent acquisitions provided 1.7% of the growth in net sales, while organic growth provided 12.4%, during the current quarter, driven primarily by new accounts and market share gains.  Unfavorable foreign currency impacted net sales in the consumer segment by 0.5% during the current quarter versus the same period a year ago.

Specialty segment net sales for the quarter grew by 2.3% to $192.8 million, from $188.5 million during last year’s first quarter. Recent acquisitions provided 0.4% of the growth in net sales, while organic growth provided 2.0% during the current quarter, despite the decrease in our businesses serving the water damage restoration and equipment markets, which came as a result of hurricane activity during the first quarter of fiscal 2018.  Organic growth in net sales was driven by increases in our exterior insulation and finish systems business, recreational marine coatings and our decorative and protective wood coatings businesses.  Foreign currency had an unfavorable impact on specialty segment net sales for the quarter by 0.1%.

Gross Profit Margin  Our consolidated gross profit margin of 40.7% of net sales for the first quarter of fiscal 2019 compares to a consolidated gross profit margin of 42.5% for the comparable period a year ago. This gross profit decline of approximately 1.8% of net sales primarily reflects current-quarter margins that were burdened by the impact of overall higher raw material costs for approximately 160 basis points (“bps”), which more than offset selling price increases.  Additionally, in relation to our restructuring initiatives undertaken during fiscal 2018 and continuing into the first quarter of fiscal 2019, as further described in Note 3, “Restructuring,” inventory-related charges totaling 40 bps impacted the current-year gross profit margin, which mainly included product line rationalization at our industrial segment.  We anticipate that rising raw material prices will continue to trend upward due to higher petrochemical costs, rising global demand and recent changes in international trade duties and policies, which could materially impact the cost of our raw materials.  Specifically, recently imposed tariffs, including tariffs on steel imports into the United States, will likely have an unfavorable impact on the cost of our cans and packaging.

Selling, General and Administrative Expenses (“SG&A”)  Our consolidated SG&A expense during the current period was $65.3 million higher versus the same period last year, and increased to 31.5% of net sales from 29.3% of net sales for the prior year quarter.  During the first quarter of fiscal 2019, we continued our Margin Acceleration Plan (2020 MAP to Growth).  In connection with this plan, we incurred ERP implementation and consolidation expenses, increases in allowances for doubtful accounts, and professional fees in connection with the negotiation of an activist shareholder cooperation agreement totaling approximately $13.0 million.  Also, during the first quarter of fiscal 2019, we incurred higher costs of approximately $10.0 million related to unfavorable legal settlements and associated legal fees when compared to the prior year quarter.  Additional SG&A expense incurred from companies acquired during the previous 12 months approximated $5.2 million during the first quarter of fiscal 2019.  There was also higher distribution and commission expense on higher sales volume during the first quarter of fiscal 2019, in addition to higher bad debt expense, increased compensation from bonus accruals and advertising expense when compared to the prior year quarter.  Finally, transactional foreign exchange resulted in an unfavorable variance of approximately $6.6 million compared to the prior year quarter.

Our industrial segment SG&A was approximately $25.4 million higher for the first quarter of fiscal 2019 versus the comparable prior year period and increased as a percentage of net sales, mainly due to the increased allowance for doubtful accounts associated with accounts deemed uncollectible as a result of changes in our market and leadership strategy, which approximated $8.0 million.  Additionally, there were also higher distribution and commission expenses and unfavorable transactional foreign exchange.  SG&A expense generated from companies acquired during the past 12 months approximated $2.4 million.

Our consumer segment SG&A increased by approximately $28.9 million during the first quarter of fiscal 2019 versus the same period last year, and increased as a percentage of net sales.  This was primarily attributable to the combined impact of unfavorable legal settlements and associated legal fees incurred during the first quarter of fiscal 2019, which totaled approximately $10.0 million.  Additionally, there was higher distribution and commission expense on higher sales volume, as well as higher advertising expense when compared to the prior year quarter.

Our specialty segment SG&A was approximately $3.2 million higher during the first quarter of fiscal 2019 versus the comparable prior year period and increased slightly as a percentage of net sales.  The increase in SG&A expense is mainly attributable to the ERP consolidation plan associated with the 2020 MAP to Growth, along with increased distribution costs and increased promotional expenses related to new product initiatives.

SG&A expenses in our corporate/other category of $27.4 million during the first quarter of fiscal 2019 increased by $7.9 million from $19.5 million recorded during last year’s first quarter, resulting primarily from professional fees in connection with the negotiation of an activist shareholder cooperation agreement, which approximated $4.3 million.  Additionally, there were increases in pension expense and legal fees.

We recorded total net periodic pension and postretirement benefit costs of $11.4 million and $10.8 million for the first quarter of fiscal 2019 and 2018, respectively. The $0.6 million increase in pension expense resulted from an approximate $1.4 million increase in interest cost, partially offset by the combination of lower net actuarial losses recognized during the current quarter versus last year’s first quarter for approximately $0.4 million and a higher expected return on increased plan assets during the current quarter versus the same period last year for approximately $0.4 million. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Restructuring Charges  As described in Note 3, “Restructuring,” to the Consolidated Financial Statements, during the first quarter of fiscal 2019, we recorded restructuring charges of $20.1 million, which were the result of our continued implementation of a multi-year restructuring plan, the 2020 Margin Acceleration Plan (“2020 MAP to Growth”), which focuses upon strategic shifts in operations across our entire business.  These charges were associated with closures of certain facilities as well as the elimination of duplicative headcount and infrastructure associated with certain of our businesses.

Interest Expense  Interest expense was $24.4 million for the first quarter of fiscal 2019 versus $26.8 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first quarter by approximately $0.7 million versus the same period a year ago. Excluding acquisition-related borrowings, which carried higher average interest financing costs, lower average borrowings quarter over quarter decreased interest expense by approximately $2.0 million during the first quarter of fiscal 2019 when compared to the prior year quarter.  Lower interest rates, which averaged 4.06% overall for the first quarter of fiscal 2019 compared with 4.31% for the same period of fiscal 2018, decreased interest expense by approximately $1.1 million during the current quarter versus the same period last year.

Investment (Income), Net  Net investment income of approximately $2.4 million for the first quarter of fiscal 2019 compares to net investment income of $4.5 million during the same period last year.  Dividend and interest income totaled $2.0 million and $1.6 million for the first quarter of fiscal 2019 and 2018, respectively.  Net realized gains on the sales of investments totaled $0.4 million during the first quarter of fiscal 2019, while those gains were $2.9 million during the same period a year ago.

Income Before Income Taxes (“IBT”)  Our consolidated pretax income for the first quarter of fiscal 2019 of $91.9 million compares with pretax income of $155.3 million for the same period a year ago.

Our industrial segment had IBT of $69.1 million, or 8.8% of net sales, for the quarter ended August 31, 2018, versus IBT of $88.9 million, or 12.2% of net sales, for the same period a year ago. Our industrial segment results reflect increased sales volume, partially offset by the impact from higher raw material costs, restructuring, distribution and unfavorable transactional foreign exchange expense.  Our consumer segment IBT approximated $51.3 million, or 10.6% of net sales, for the first quarter of fiscal 2019, versus the prior year first quarter pretax income of $72.4 million, or 16.9% of net sales.  The current quarter result includes market share gains, as demonstrated by the increase in sales volume, which were more than offset by rising raw material costs, unfavorable legal settlements, and restructuring charges.  Our specialty segment had pretax income of $27.8 million, or 14.4% of net sales for the quarter ended August 31, 2018, versus pretax income of $33.2 million, or 17.6% of net sales, for the same period a year ago, reflecting rising raw material costs and the expiration of an edible coating patent which expired during the month of August 2017.

Income Tax Rate  On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law.  The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates.  Generally, the more significant provisions of the Act that impacted us for the year ended May 31, 2018 included the reduction in the corporate income tax rate from 35% to 21%, the creation of a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings), and allowance for immediate capital expensing of certain qualified property. The corporate tax rate reduction was effective for RPM as of January 1, 2018 and, accordingly, reduced our federal statutory rate to a blended rate of approximately 29.2% for fiscal 2018 and to 21% for fiscal 2019 and thereafter.

Subsequent to the enactment of the Act, the he SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Act’s enactment date for companies to complete the applicable accounting under ASC 740. In accordance with SAB 118 and based on the information available as of May 31, 2018, we recorded a net provisional income tax expense of $7.3 million in accordance with the applicable provisions of the Act.

During the three-month period ended August 31, 2018, there were no changes recorded to the net provisional income tax expense recorded as of May 31, 2018 as a result of the Act. Refer to Note 9, “Income Taxes”, to the Consolidated Financial Statements for additional disclosures and discussion regarding the Act and the revision to the provisional income tax expense recorded as of May 31, 2018.

The effective income tax rate was 23.7% and 24.7% for the three-month periods ended August 31, 2018 and 2017, respectively. The federal statutory rate for the three-month period end August 31, 2018 was 21% as compared to the pre-tax reform federal statutory rate of 35% for the three-month period ended August 31, 2017. The effective income tax rates for the three-month periods ended August 31, 2018 and 2017 reflect discrete benefits for excess tax benefits related to equity compensation of $3.6 million and $1.5 million, respectively. Additionally, the effective income tax rate for the three-month period ended August 31, 2017 reflects a $9.0 million discrete benefit related to foreign tax credit planning.

Net Income  Net income of $70.2 million for the quarter ended August 31, 2018 compares to net income of $116.9 million for the comparable prior year period.  Net income attributable to noncontrolling interests approximated $0.4 million and $0.5 million for the first quarter of fiscal 2019 and 2018, respectively.  Net income attributable to RPM International Inc. stockholders for the first quarter of fiscal 2019 was $69.8 million, or 4.8% of consolidated net sales, which compared to net income of $116.4 million, or 8.7% of consolidated net sales for the comparable prior year period.

Diluted earnings per share of common stock for the quarter ended August 31, 2018 of $0.52 compares with diluted earnings per share of common stock of $0.86 for the quarter ended August 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Fiscal 2019 Compared with Fiscal 2018

Approximately $7.1 million of cash was used by operating activities during the first three months of fiscal 2019, compared with $26.1 million of cash used by operating activities during the same period last year.

The net change in cash from operations includes the change in net income, which decreased by $46.7 million during the first three months of fiscal 2019 versus the same period during fiscal 2018.  During the first three months of fiscal 2018, we recorded $20.1 million in restructuring charges and made cash payments of $13.0 million related to our 2020 MAP to Growth plan, as further described in Note 3, “Restructuring.”  Changes in working capital accounts and all other accruals provided approximately $62.3 million more cash flow during the first three months of fiscal 2019 versus the same period last year.

The change in accounts receivable during the first three months of fiscal 2019 provided approximately $30.7 million more cash than during the same period a year ago. Days sales outstanding (“DSO”) at August 31, 2018 decreased to 62.3 days from 64.2 days at August 31, 2017.

During the first three months of fiscal 2019, we spent approximately $19.6 million less cash for inventory compared to our spending during the same period a year ago.  This resulted from the combination of timing of purchases by retail customers and a systematic reduction of inventory levels at certain businesses in our consumer segment, which resulted in product rationalization. Days of inventory outstanding (“DIO”) at August 31, 2018 decreased to 88.7 days from 99.1 days at August 31, 2017.

The change in accounts payable during the first three months of fiscal 2019 used approximately $15.6 million more cash than during the first three months of fiscal 2018, resulting principally from the timing of certain payments.  Accrued compensation and benefits used approximately $12.3 million less cash during the first three months of fiscal 2019 versus fiscal 2018, due to lower bonus accruals made during fiscal 2019 versus fiscal 2018.  Other accruals and prepaids, including those for other short-term and long-term items and changes in accrued loss reserves, provided $7.5 million more cash during the first three months of fiscal 2019 versus the same period a year ago, primarily from the timing of customer rebates.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. During the first three months of fiscal 2019, we paid $26.4 million for acquisitions, net of cash acquired, versus $36.2 million during the comparable prior year period. Capital expenditures of $28.3 million during the first three months of fiscal 2019 compare with depreciation of $24.1 million. In the comparable prior year period, capital expenditures were $17.5 million, which compared with depreciation of $19.9 million. We have been increasing, and will continue to increase, our capital spending in fiscal 2019 in an effort to more aggressively invest in our internal growth initiatives, especially in overseas markets, and consolidate production resulting from plant closings.  We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand throughout fiscal 2019 and beyond.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At August 31, 2018, the fair value of our investments in available-for-sale marketable securities totaled $174.0 million, of which investments with a fair value of $87.4 million were in an unrealized loss position.  At May 31, 2018, the fair value of our investments in available-for-sale marketable securities totaled $168.1 million, of which investments with a fair value of $106.3 million were in an unrealized loss position.  The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs. Total pretax unrealized losses recorded in accumulated other comprehensive income at August 31, 2018 and May 31, 2018 were $5.0 million and $4.5 million, respectively.

We regularly review our marketable securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at August 31, 2018 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at August 31, 2018 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of August 31, 2018, approximately $180.4 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $214.1 million at May 31, 2018.  Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions.  Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements.  Refer to Note 9, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $868.9 million at August 31, 2018, compared with $1.01 billion at May 31, 2018. Our debt-to-capital ratio was 58.5% at August 31, 2018, compared with 57.1% at May 31, 2018.

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

Revolving Credit Agreement

During fiscal 2015, we entered into an $800.0 million unsecured syndicated revolving credit facility (the “Revolving Credit Facility”), which expires on December 5, 2019.  The Revolving Credit Facility includes sublimits for the issuance of swingline loans, which are comparatively short-term loans used for working capital purposes and letters of credit.  The aggregate maximum principal amount of the commitments under the Revolving Credit Facility may be expanded upon our request, subject to certain conditions, up to $1.0 billion.  The Revolving Credit Facility is available to refinance existing indebtedness, to finance working capital and capital expenditures, and for general corporate purposes.

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

As of August 31, 2018, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 58.3%, while our interest coverage ratio was 7.7 to 1. Our available liquidity under our Revolving Credit Facility stood at $466.7 million at August 31, 2018.

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

As of August 31, 2018, there was no outstanding balance under the AR Program, which compares with the maximum availability on that date of $200.0 million.  The interest rate under the Purchase Agreement is based on the Alternate Base Rate, LIBOR Market Index Rate, one-month LIBOR or LIBOR for a specified tranche period, as selected by us, plus in each case, a margin of 0.80%. In addition, we are obligated to pay a monthly unused commitment fee based on the daily amount of unused commitments under the Agreement, which fee ranges from 0.30% to 0.50% based on usage.  The AR Program contains various customary affirmative and negative covenants and also contains customary default and termination provisions.

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

The Convertible Notes will be convertible under certain circumstances and during certain periods at an initial conversion rate of 18.8905 shares of RPM common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $52.94 per share of common stock), subject to adjustment in certain circumstances.  In July 2018, we declared a dividend in excess of $0.24 per share, and consequently, the adjusted conversion rate at August 31, 2018 was 19.185116.  The initial conversion price represents a conversion premium of approximately 37% over the last reported sale price of RPM common stock of $38.64 on December 3, 2013.  Prior to June 15, 2020, the Convertible Notes may be converted only upon specified events, and, thereafter, at any time.  Upon conversion, the Convertible Notes may be settled, at RPM’s election, in cash, shares of RPM common stock, or a combination of cash and shares of RPM common stock.

We account for the liability and equity components of the Convertible Notes separately, and in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 3.92%.  Contractual interest was $1.2 million for the first quarter of fiscal 2019 and 2018, while the amortization of the debt discount was $0.8 million and $0.7 million for the first quarter of fiscal 2019 and 2018, respectively. At August 31, 2018, the remaining period over which the debt discount will be amortized was 2.25 years, the unamortized debt discount was $7.4 million, and the carrying amount of the equity component was $20.7 million.

Subsequent to the end of the current quarter, we issued a notice of redemption for all $205.0 million aggregate principal amount of our outstanding Convertible Notes on November 27, 2018 (the “Redemption Date”).  The redemption price for the Convertible Notes is equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest until, but excluding, the Redemption Date.  As a result of the issuance of the notice of redemption, the Convertible Notes are convertible at any time prior to the close of business on November 26, 2018.  The current conversion rate is 19.185116 shares of RPM common stock per $1,000 original principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $52.12 per share (subject to adjustment in accordance with the terms of the Indenture).  In accordance with the provisions of the indenture for the Convertible Notes, we have elected to settle any Convertible Notes surrendered for conversion through a combination settlement of cash and shares of RPM common stock.

The following table summarizes our financial obligations and their expected maturities at August 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

	Total Contractual	Payments Due In
	Payment Stream	2019	2020-21	2022-23	After 2023
	(In thousands)
Long-term debt obligations	$2,270,535	$3,376	$980,479	$295,547	$991,133
Capital lease obligations	850	224	251	162	213
Operating lease obligations	202,280	55,536	67,000	33,874	45,870
Other long-term liabilities (1):
Interest payments on long-term debt obligations	1,043,700	86,025	128,400	102,525	726,750
Contributions to pension and postretirement plans (2)	387,800	10,600	23,500	139,700	214,000
Total	$3,905,165	$155,761	$1,199,630	$571,808	$1,977,966

(1)

Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $17.4 million at August 31, 2018. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) risks related to the adequacy of our contingent liability reserves; and (j) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2018, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2018 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action in the U.S. District Court for the District of Columbia against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  The complaint seeks disgorgement of gains that may have resulted from the conduct alleged in the complaint, and payment of unspecified monetary penalties from us and our General Counsel pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act.  Further, the complaint seeks to permanently enjoin us from violations of Sections 17(a)(2) and (a)(3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Exchange Act Rules 12b-20, 13a-1, 13a-11 and 13a-13, and to permanently enjoin our General Counsel from violations of Sections 17(a)(2) and (a)(3) of the Securities Act and Exchange Act Rules 13b2-1 and 13b2-2(a).  Both we and our General Counsel filed motions to dismiss the complaint on February 24, 2017.  Those motions to dismiss the complaint were denied by the Court on September 29, 2017.  We and our General Counsel filed answers to the complaint on October 16, 2017.  Formal discovery commenced in January 2018 and is ongoing.  We intend to continue to contest the allegations in the complaint vigorously.

Environmental Proceedings

On March 19, 2018, the U.S. EPA visited a Rust-Oleum facility and subsequently issued a citation on April 19, 2018 alleging infractions associated with the site’s operations.  Rust-Oleum entered into a settlement agreement with U.S. EPA associated therewith that included a penalty in the amount of $170,000 on August 30, 2018.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the first quarter of fiscal 2019:

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
June 1, 2018 through June 30, 2018	3,309	$57.60	-	-
July 1, 2018 through July 31, 2018	141,320	$61.33	-	-
August 1, 2018 through August 31, 2018	174,044	$67.35	103,446	1,896,554
Total - First Quarter	318,673	$64.58	103,446	1,896,554

(1)

Includes 215,227 shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.'s Amended and Restated 2014 Omnibus Equity and Incentive Plan and 2007 Restricted Stock Plan.

(2)	Refer to Note 11 to the consolidated financial statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

4.1

Amendment, dated as of August 17, 2018, to the Rights Agreement, dated as of April  21, 2009, by and between RPM International Inc. and Equiniti Trust Company, as rights agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on August 17, 2018, and incorporated herein by reference).

10.1

Cooperation Agreement, dated as of June 27, 2018, by and among the Company, Elliott Associates, L.P., Elliott International, L.P., and Elliott International Capital Advisors Inc.  (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 28, 2018, and incorporated herein by reference).

10.2

Separation Agreement and Release and Waiver of Claims, dated as of July 6, 2018, by and between the Company and Ronald A. Rice (filed as Exhibit 10.23 to the Annual Report on Form 10-K filed by the Company on July 23, 2018, and incorporated herein by reference).

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

Dated: October 3, 2018