Form 10-Q
period 2018-11-30
RPM INTERNATIONAL INC/DE/
filed 2019-01-08
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018,

or

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

As of January 8, 2019 131,644,681 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	November 30, 2018	May 31, 2018
Assets
Current Assets
Cash and cash equivalents	$226,914	$244,422
Trade accounts receivable (less allowances of
$53,678 and $46,344, respectively)	1,013,030	1,113,818
Inventories	879,633	834,461
Prepaid expenses and other current assets	252,634	278,230
Total current assets	2,372,211	2,470,931
Property, Plant and Equipment, at Cost	1,624,380	1,575,875
Allowance for depreciation	(830,753)	(795,569)
Property, plant and equipment, net	793,627	780,306
Other Assets
Goodwill	1,229,476	1,192,174
Other intangible assets, net of amortization	607,212	584,272
Deferred income taxes	17,849	21,897
Other	218,578	222,242
Total other assets	2,073,115	2,020,585
Total Assets	$5,238,953	$5,271,822
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$471,268	$592,281
Current portion of long-term debt	453,874	3,501
Accrued compensation and benefits	133,637	177,106
Accrued losses	22,954	22,132
Other accrued liabilities	217,660	211,706
Total current liabilities	1,299,393	1,006,726
Long-Term Liabilities
Long-term debt, less current maturities	1,918,868	2,170,643
Other long-term liabilities	370,812	356,892
Deferred income taxes	113,834	104,023
Total long-term liabilities	2,403,514	2,631,558
Commitments and contingencies (Note 14)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	-	-
Common stock, par value $0.01; authorized 300,000 shares; issued 142,426 and outstanding 133,136 as of November 30, 2018; issued 141,716 and outstanding 133,647 as of May 31, 2018	1,331	1,336
Paid-in capital	976,345	982,067
Treasury stock, at cost	(313,764)	(236,318)
Accumulated other comprehensive (loss)	(501,100)	(459,048)
Retained earnings	1,369,695	1,342,736
Total RPM International Inc. stockholders' equity	1,532,507	1,630,773
Noncontrolling Interest	3,539	2,765
Total equity	1,536,046	1,633,538
Total Liabilities and Stockholders' Equity	$5,238,953	$5,271,822

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2018	2017	2018	2017
Net Sales	$1,362,531	$1,315,416	$2,822,520	$2,660,810
Cost of Sales	824,562	764,401	1,690,509	1,537,787
Gross Profit	537,969	551,015	1,132,011	1,123,023
Selling, General and Administrative Expenses	430,080	419,599	889,822	814,008
Restructuring Charges	7,724	-	27,800	-
Interest Expense	23,127	26,396	47,533	53,169
Investment Expense (Income), Net	7,033	(3,739)	4,600	(8,192)
Other Expense (Income), Net	3,412	(422)	3,725	(427)
Income Before Income Taxes	66,593	109,181	158,531	264,465
Provision for Income Taxes	17,420	13,323	39,172	51,704
Net Income	49,173	95,858	119,359	212,761
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(51)	395	371	882
Net Income Attributable to RPM International Inc. Stockholders	$49,224	$95,463	$118,988	$211,879
Average Number of Shares of Common Stock Outstanding:
Basic	131,058	131,163	131,467	131,204
Diluted	131,667	135,592	133,278	135,663
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.37	$0.72	$0.90	$1.59
Diluted	$0.37	$0.70	$0.89	$1.56
Cash Dividends Declared per Share of Common Stock	$0.350	$0.320	$0.670	$0.620

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2018	2017	2018	2017
Net Income	$49,173	$95,858	$119,359	$212,761
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12,245)	(8,158)	(52,935)	36,320
Pension and other postretirement benefit liability adjustments (net of tax of $1,108; $1,611; $2,090 and $2,257, respectively)	3,428	3,066	6,483	3,695
Unrealized (loss) gain on securities and other (net of tax of $124; $1,176; $543 and $1,027, respectively)	(1,515)	2,549	962	2,471
Unrealized gain (loss) on derivatives	2,349	(2,746)	3,271	(3,140)
Total other comprehensive (loss) income	(7,983)	(5,289)	(42,219)	39,346
Total Comprehensive Income	41,190	90,569	77,140	252,107
Less: Comprehensive Income Attributable to Noncontrolling Interests	40	323	204	841
Comprehensive Income Attributable to RPM International Inc. Stockholders	$41,150	$90,246	$76,936	$251,266

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	November 30,	November 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$119,359	$212,761
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	49,589	40,386
Amortization	23,436	23,245
Restructuring charges, net of payments	7,464	-
Fair value adjustments to contingent earnout obligations	1,558	-
Deferred income taxes	(1,400)	(32,276)
Stock-based compensation expense	12,896	14,429
Other non-cash interest expense	1,552	2,843
Realized/unrealized losses (gains) on marketable securities	7,496	(4,897)
Loss on extinguishment of debt	3,051	-
Other	2,349	9
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	92,398	34,136
(Increase) in inventory	(49,020)	(62,923)
(Increase) decrease in prepaid expenses and other current and long-term assets	(942)	3,919
(Decrease) in accounts payable	(117,678)	(95,302)
(Decrease) in accrued compensation and benefits	(41,470)	(45,464)
Increase (decrease) in accrued losses	1,131	(8,490)
Increase in other accrued liabilities	33,422	33,304
Other	3,098	(494)
Cash Provided By Operating Activities	148,289	115,186
Cash Flows From Investing Activities:
Capital expenditures	(57,775)	(45,295)
Acquisition of businesses, net of cash acquired	(127,848)	(54,647)
Purchase of marketable securities	(13,276)	(96,039)
Proceeds from sales of marketable securities	35,426	58,867
Other	(2,394)	469
Cash (Used For) Investing Activities	(165,867)	(136,645)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	447,843	35,036
Reductions of long-term and short-term debt	(247,440)	(1,535)
Cash dividends	(89,196)	(82,878)
Shares repurchased and shares returned for taxes	(98,458)	(12,125)
Payments of acquisition-related contingent consideration	(3,531)	(3,359)
Other	(391)	(1,464)
Cash Provided By (Used For) Financing Activities	8,827	(66,325)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8,757)	5,144
Net Change in Cash and Cash Equivalents	(17,508)	(82,640)
Cash and Cash Equivalents at Beginning of Period	244,422	350,497
Cash and Cash Equivalents at End of Period	$226,914	$267,857
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$49,687	$48,769
Income Taxes	$25,311	$60,277
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of Debt to Equity	$38,239	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and six month periods ended November 30, 2018 and 2017.  For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2018.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which provides amended guidance for certain aspects of recognition, measurement and disclosure of financial instruments. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods. The main provisions of the standard impact how we account for changes in the fair value of our marketable securities currently classified as available-for-sale.  Unrealized gains and losses on available-for-sale equity securities are required to be recognized in earnings rather than in other comprehensive income. Our adoption of the new standard during fiscal 2019 did not have a material effect on our results of operations, financial condition or liquidity.  See Note 4, “Marketable Securities,” for additional information.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which increases lease transparency and comparability among organizations.  Under the new standard, lessees will be required to recognize all assets and liabilities arising from leases on the balance sheet, with the exception of leases with a term of 12 months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In March 2018, the FASB approved an alternative transition method to the modified retrospective approach, which eliminates the requirement to restate prior period financial statements and requires the cumulative effect of the retrospective allocation to be recorded as an adjustment to the opening balance of retained earnings at the date of adoption.  We have selected the alternative transition method for adoption, which we will adopt on June 1, 2019 and are still evaluating the impact this guidance will have on our Consolidated Financial Statements. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In August 2018, the SEC issued Final Rule Release No. 33-10532, “Disclosure Update and Simplification,” which makes a number of changes meant to simplify interim disclosures. The new rule requires a presentation of changes in stockholders’ equity and noncontrolling interest in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. We do not believe that any of the additional elements of this release will have a material impact on our consolidated financial statements.  We will adopt the new disclosure requirement beginning with our third quarter Form 10-Q for the period ending February 28, 2019.

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

2020 MAP to Growth

Between May and August 2018, we approved and implemented the initial phases of a multi-year restructuring plan, the 2020 Margin Acceleration Plan (“2020 MAP to Growth”).  The initial phases of our plan affected on all of our reportable segments as well as our corporate/nonoperating segment and focused on margin improvement by simplifying business processes; reducing inventory categories and rationalizing SKUs; eliminating underperforming businesses; reducing headcount and working capital; and improving operating efficiency.  The majority of the activities included in the initial phases of the restructuring activities have been completed.

During the second quarter ended November 30, 2018, we formally announced the final phases of our 2020 MAP to Growth.  This multi-year restructuring is expected to increase operational efficiency while maintaining our entrepreneurial growth culture and will include three additional phases between September 2018 and December 2020.  Our execution of the restructuring plan will continue to drive the de-layering and simplification of management and businesses associated with group realignment.  We will implement four center-led functional areas including manufacturing and operations; procurement and supply chain; information technology; and accounting and finance.

Our restructuring plan will optimize our manufacturing facilities and will ultimately provide more efficient plant and distribution facilities.  In the first phase of the restructuring we are implementing the planned closure of twelve plants and seven warehouses.  We also expect to incur additional severance and benefit costs as part of our planned closure of these facilities.

Throughout the additional phases of our MAP to Growth initiative, we will continue to assess and find areas of improvement and cost savings.  As such, the final implementation of the aforementioned phases and total expected costs are subject to change.  In addition to the announced plan, we have continued to broaden the scope of our MAP to Growth initiative, specifically in consolidation of the general and administrative areas, potential outsourcing, as well as additional future plant closures and consolidations; the estimated costs of which have not yet been finalized.  The current total expected costs associated with this plan are outlined in the table below and decreased by approximately $5.7 million compared to our previous estimate, primarily attributable to a reduction in expected facility closure and other related costs within our industrial segment as well as a reduction in the expected severance charges within our consumer segment.  All activities under our 2020 MAP to Growth are anticipated to be completed by the end of calendar year 2020.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the charges recorded in connection with restructuring by reportable segment during fiscal 2019 is as follows:

	Three Months Ended	Six Months Ended	Cumulative Costs	Total Expected
(in thousands)	November 30, 2018	November 30, 2018	to Date	Costs

Consumer Segment:
Severance and benefit costs (a)	$279	$1,830	$7,482	$8,710
Facility closure and other related costs	170	170	5,309	12,445
Other asset write-offs	2	2	2	2
Total Charges	$451	$2,002	$12,793	$21,157

Industrial Segment:
Severance and benefit costs (b)	$3,407	$9,772	$11,944	$12,396
Facility closure and other related costs	867	1,303	2,347	21,800
Other asset write-offs	149	727	2,097	2,097
Total Charges	$4,423	$11,802	$16,388	$36,293

Specialty Segment:
Severance and benefit costs (c)	$1,786	$3,933	$3,933	$5,367
Facility closure and other related costs	-	-	-	3,776
Other asset write-offs	3	3	3	3
Total Charges	$1,789	$3,936	$3,936	$9,146

Corporate/Other Segment:
Severance and benefit costs (d)	$1,061	$10,060	$12,196	$12,657
Total Charges	$1,061	$10,060	$12,196	$12,657

Consolidated:
Severance and benefit costs	$6,533	$25,595	$35,555	$39,130
Facility closure and other related costs	1,037	1,473	7,656	38,021
Other asset write-offs	154	732	2,102	2,102
Total Charges	$7,724	$27,800	$45,313	$79,253

(a)	Current quarter charges include $0.3 million associated with elimination of 35 positions. Current year charges include $1.8 million associated with the elimination of 44 positions.
(b)

Current quarter charges include $3.4 million associated with the elimination of 54 positions.  Current year charges include $9.6 million associated with the elimination of 148 positions and $0.2 million additional charges associated with the prior elimination of one position within the legal function during fiscal 2018.

(c)	Current quarter charges include $1.8 million associated with the elimination of 60 positions. Current year charges include $3.9 million associated with the elimination of 107 positions.
(d)

Reflects charges related to the severance of two corporate executives, as well as accelerated vesting of equity awards for two corporate executives, four specialty segment executives and three industrial segment executives in connection with the aforementioned restructuring activities.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the activity in the restructuring reserves related to our 2020 MAP to Growth is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at August 31, 2018	$10,960	$5,364	$-	$16,324
Additions charged to expense	6,533	1,037	154	7,724
Cash payments charged against reserve	(6,013)	(1,330)	-	(7,343)
Non-cash charges included above (e)	(1,053)	(2,536)	(154)	(3,743)
Balance at November 30, 2018	$10,427	$2,535	$-	$12,962

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2018	$9,957	$6,184	$1,373	$17,514
Additions charged to expense	25,595	1,473	732	27,800
Cash payments charged against reserve	(18,588)	(1,748)		(20,336)
Non-cash charges included above (e)	(6,537)	(3,374)	(2,105)	(12,016)
Balance at November 30, 2018	$10,427	$2,535	$-	$12,962

(e)	Non-cash charges primarily include accelerated vesting of equity awards and asset-write offs.

In connection with our 2020 MAP to Growth, during the second quarter of fiscal 2019, we incurred approximately $2.6 million and $1.0 million of inventory-related charges at our industrial and consumer segments, respectively.  During the first half of fiscal 2019, we incurred approximately $7.1 million and $1.3 million of inventory-related charges at our industrial and consumer segments, respectively.  The inventory-related charges are partially offset by a favorable adjustment of approximately $0.2 million to the previous write-off at our consumer segment.  All of the aforementioned inventory-related charges are recorded in cost of sales in our Consolidated Statements of Income.  These inventory charges were the result of product line and SKU rationalization initiatives in connection with our overall plan of restructuring.

NOTE 4 — MARKETABLE SECURITIES

The following tables summarize available-for-sale marketable securities held at November 30, 2018 and May 31, 2018 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
November 30, 2018
Fixed maturity:
U.S. treasury and other government	$23,292	$26	$(535)	$22,783
Corporate bonds	411	29	-	440
Total available-for-sale securities	$23,703	$55	$(535)	$23,223

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2018
Equity securities:
Mutual funds - foreign	$46,123	$1,839	$(1,197)	$46,765
Mutual funds - domestic	99,833	727	(2,770)	97,790
Total equity securities	145,956	2,566	(3,967)	144,555
Fixed maturity:
U.S. treasury and other government	23,562	39	(552)	23,049
Corporate bonds	432	43	(8)	467
Total fixed maturity securities	23,994	82	(560)	23,516
Total	$169,950	$2,648	$(4,527)	$168,071

Marketable securities, included in other current and long-term assets totaling $7.8 million and $15.4 million at November 30, 2018, respectively, and included in other current and long-term assets totaling $97.4 million and $70.7 million at May 31, 2018, respectively, are composed of available-for-sale securities and are reported at fair value.  We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

Marketable securities are composed of available-for-sale debt securities and are reported at fair value. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Changes in the fair values of securities that are considered temporary are recorded as unrealized gains and losses, net of applicable taxes, in accumulated other comprehensive (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in investment income, net in the period in which the unrealized losses are deemed other than temporary. In order to determine whether other-than-temporary declines in market value have occurred, the duration of the decline in value and our ability to hold the investment are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value.

During fiscal 2019, we adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which requires gains and losses on marketable equity securities to be recognized in earnings rather than in other comprehensive income. Prior to adoption, equity securities were included in our available-for-sale portfolio and unrealized changes in fair value were recognized through other comprehensive (loss) income until realized, at which point we recorded a gain or loss on sale. As of November 30, 2018, we held approximately $116.7 million in equity securities.  Additionally, as of November 30, 2018 and May 31, 2018, we held approximately $12.0 million and $9.9 million, respectively, in trading securities in relation to our deferred compensation plan.

Gross realized gains and losses on sales of marketable securities are included in investment (income), net in the Consolidated Statements of Income.  Refer to Note 7, “Investment Expense (Income), Net,” for further details.

Summarized below are the available-for-sale securities we held at November 30, 2018 and May 31, 2018 that were in an unrealized loss position and that were included in accumulated other comprehensive (loss), aggregated by the length of time the investments had been in that position:

	November 30, 2018		May 31, 2018
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$20,215	$(535)	$106,253	$(4,527)
Unrealized losses with a loss position for less than 12 months	2,646	(19)	68,376	(1,570)
Unrealized losses with a loss position for more than 12 months	17,569	(516)	37,877	(2,957)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. The unrealized losses generally relate to investments whose fair values at November 30, 2018 were less than 15% below their original cost. From time to time, we may experience significant volatility in

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at November 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$7,897	$7,841
One year through five years	11,576	11,282
Six years through ten years	3,294	3,152
After ten years	936	948
	$23,703	$23,223

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at November 30, 2018
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$22,783	$-	$22,783
Corporate bonds		440		440
Total available-for-sale debt securities	-	23,223	-	23,223
Trading and other equity securities:
Mutual funds - foreign		43,940		43,940
Mutual funds - domestic		84,726		84,726
Total trading and other equity securities	-	128,666	-	128,666
Contingent consideration			15,999	15,999
Total	$-	$151,889	$15,999	$167,888

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2018
U.S. Treasury and other government	$-	$23,049	$-	$23,049
Corporate bonds		467		467
Mutual funds - foreign		47,410		47,410
Mutual funds - domestic		107,017		107,017
Contingent consideration			(17,998)	(17,998)
Total	$-	$177,943	$(17,998)	$159,945

Our investments in available-for-sale debt securities and trading and other equity securities and are valued using a market approach. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For most of our financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During the first half of fiscal 2019, we paid approximately $4.7 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current period, and recorded an increase in the accrual for approximately $2.7 million related to fair value adjustments.  During the first half of fiscal 2018, we paid approximately $3.3 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during last year’s first half. These amounts are reported in payments of acquisition-related contingent consideration in cash flows from operations and from financing activities in the Consolidated Statements of Cash Flows.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At November 30, 2018 and May 31, 2018, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of November 30, 2018 and May 31, 2018 are as follows:

	At November 30, 2018
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$226,914	$226,914
Marketable equity securities	116,669	116,669
Marketable debt securities	23,223	23,223
Long-term debt, including current portion	2,372,742	2,313,513

	At May 31, 2018
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$244,422	$244,422
Marketable equity securities	144,555	144,555
Marketable debt securities	23,516	23,516
Long-term debt, including current portion	2,174,144	2,215,458

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

Derivatives Designated as Cash Flow Hedging Instruments

We have designated certain forward contracts as hedging instruments pursuant to ASC No. 815 (“ASC 815”), “Derivatives and Hedging.” Changes in the fair value of these highly effective hedges are recorded as a component of AOCI. During the period in which a forecasted transaction affects earnings, amounts previously recorded as a component of AOCI are reclassified into earnings as a component of cost of sales.  Amounts released from AOCI and reclassified into earnings did not have a material impact on our Consolidated Financial Statements for any period presented. As of May 31, 2018 the notional amount of the forward contracts held to sell international currencies was $8.7 million, while there was no amount held at November 30, 2018.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Not Designated as Hedges

At November 30, 2018, we held one foreign currency forward contract designed to reduce our exposure to changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows.  The contract has not been designated as a hedge; therefore, the changes in fair value of the derivative are recognized in earnings as a component of other (income) expense. Amounts recognized in earnings did not have a material impact on our Consolidated Financial Statements for any period presented. As of November 30, 2018 and May 31, 2018, the notional amounts of the forward contract held to purchase foreign currencies was $15.0 million and $147.4 million, respectively.

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

The fair values of qualifying and non-qualifying instruments used in hedging transactions as of November 30, 2018 and May 31, 2018 are as follows:

(in thousands)		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	November 30, 2018	May 31, 2018
Assets:
Foreign Currency Exchange (Cash Flow)	Other Current Assets	$-	$133
Cross Currency Swap (Net Investment)	Other Current Assets	3,001	2,580
Cross Currency Swap (Net Investment)	Other Assets (Long-Term)	4,560	1,986
Liabilities:
Interest Rate Swap (Fair Value)	Other Accrued Liabilities	811	441
Cross Currency Swap (Net Investment)	Other Long-Term Liabilities	4,475	5,293
Interest Rate Swap (Fair Value)	Other Long-Term Liabilities	2,616	2,634

(in thousands)		Fair Value
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	November 30, 2018	May 31, 2018
Assets:
Foreign Currency Exchange	Other Current Assets	$12	$7
Liabilities:
Foreign Currency Exchange	Other Accrued Liabilities	-	2,985

NOTE 7 — INVESTMENT EXPENSE (INCOME), NET

Investment expense (income), net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2018	2017	2018	2017
Interest (income)	$(828)	$(1,297)	$(1,732)	$(2,191)
Net loss (gain) on marketable securities	8,520	(2,037)	8,134	(4,897)
Dividend (income)	(659)	(405)	(1,802)	(1,104)
Investment expense (income), net	$7,033	$(3,739)	$4,600	$(8,192)

Net Loss (Gain) on Marketable Securities

During the second quarter of fiscal 2019, we recognized gross realized losses on sales of marketable securities of $1.0 million and unrealized losses on trading securities of $1.0 million. For the first half of fiscal 2019, we recognized realized gains and losses on sales of securities of $0.2 million and $1.2 million, respectively, and unrealized gains and losses on trading securities of $0.5 million

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and $1.1 million, respectively.  During the three and six-month periods ended November 30, 2018, we recognized $6.5 million in unrealized losses on marketable equity securities as a result of our adoption of ASU 2016-01.

During the second quarter of fiscal 2018, we recognized gross realized gains on sales of marketable securities of $2.0 million.  For the first half of fiscal 2018, we recognized gross realized gains and losses on sales of marketable securities of $6.1 million and $1.2 million, respectively.

NOTE 8 — OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2018	2017	2018	2017
Royalty expense (income), net	$63	$(178)	$66	$90
(Income) related to unconsolidated equity affiliates	(48)	(244)	(166)	(517)
Pension non-service costs	346	-	774	-
Loss on extinguishment of debt (a)	3,051	-	3,051	-
Other expense (income), net	$3,412	$(422)	$3,725	$(427)
(a)

In connection with the redemption of all of our outstanding 2.25% convertible senior notes in November 2018, we recognized a loss of $3.1 million, due to the fair value measurement of the instrument on the date of conversion.

NOTE 9 — INCOME TAXES

On December 22, 2017 the Tax Cuts and Jobs Act (“Act”) was enacted into law.  The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates. Generally, the more significant provisions of the Act that impacted us for the year ended May 31, 2018 included the reduction in the corporate income tax rate from 35% to 21%, the creation of a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings) and allowance for immediate capital expensing of certain qualified property.  The corporate tax rate reduction was effective for RPM as of January 1, 2018 and, accordingly, reduced our fiscal year 2018 federal statutory rate to a blended rate of approximately 29.2%. The significant provisions of the Act which impact us for fiscal 2019 include the full federal statutory rate reduction to 21% and the repeal of the domestic production activities deduction. Also effective for our fiscal 2019 are provisions of the Act that subject us to current U.S. tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries and allows a benefit for foreign-derived intangible income (“FDII”).

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

During the six months ended November 30, 2018, we have not recorded any adjustments to the provisional amounts recorded at May 31, 2018, as a result of the Act, related to the remeasurement of our U.S. deferred balances, the existing deferred tax liabilities recorded for the estimated tax cost associated with unremitted foreign earnings not considered permanently reinvested or for the transition tax on unremitted earnings from foreign subsidiaries. In all cases, we are continuing to compute and refine our estimates as additional analysis is completed, and certain tax attribute data becomes available. In addition, our estimates may also be revised as provisions of the Act are further clarified by taxing authorities.

We have made sufficient progress in our calculation to reasonably estimate the tax impact related to GILTI and FDII for the year ended May 31, 2019 and included it in the estimated annual effective tax rate. The impact of GILTI and FDII was not material for the

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

six months ended November 30, 2018. We will continue to refine our calculations, which may result in changes to the expected impact for fiscal year 2019.

The effective income tax rate of 26.2% for the three-months ended November 30, 2018 compares to an effective income tax rate of 12.2% for the three-month period ended November 30, 2017. The effective tax rate for the three-months ended November 30, 2018 reflects variances from the federal statutory rate of 21% due primarily to the unfavorable impact of state and local taxes, partially offset by a favorable discrete tax adjustment for the excess tax benefits related to equity compensation. The effective income tax rate of 12.2% for the three-months ended November 30, 2017 reflects variances from the pre-tax reform federal statutory rate of 35% due to lower effective tax rates of certain of our foreign subsidiaries, the benefit of the domestic manufacturing deduction, partially offset by the unfavorable impact of state and local taxes. Additionally, during the three-months ended November 30, 2017 we recorded favorable discrete tax adjustments of $2.0 million for the excess tax benefits related to equity compensation and $18.0 million related to the implementation of a foreign legal entity restructuring and corresponding planning strategy.

The effective income tax rate of 24.7% for the six-months ended November 30, 2018 compares to an effective tax rate of 19.6% for the six-months ended November 30, 2017. The effective tax rate for the six-months ended November 30, 2018 reflects variances from the federal statutory rate of 21% due primarily to the unfavorable impact of state and local taxes, partially offset by a favorable discrete tax adjustment of $4.1 million for the excess tax benefits related to equity compensation.  The effective income tax rate of 19.6% for the six-months ended November 30, 2017 reflects variances from the pre-tax reform federal statutory rate of 35% due to lower effective tax rates of certain of our foreign subsidiaries, the benefit of the domestic manufacturing deduction, partially offset by the unfavorable impact of state and local taxes. Additionally, during the six-months ended November 30, 2017 we recorded favorable discrete tax adjustments of $3.5 million for the excess tax benefits related to equity compensation, $18.0 million related to the implementation of a foreign legal entity restructuring and corresponding planning strategy, and $9.0 million related to foreign tax credit planning.

Our deferred tax liability for unremitted foreign earnings was adjusted to $19.9 million as of May 31, 2018. The $19.9 million deferred tax liability represented our estimate of the foreign tax cost associated with our preliminary estimate of $549.8 million of foreign earnings that are not considered to be permanently reinvested. As of November 30, 2018, the amount of these earnings has changed to approximately $419.5 million and the deferred tax liability was adjusted to $19.1 million to reflect the impact of foreign exchange.  The reduction to the earnings amounts no longer permanently reinvested is due principally to distributions made during the first quarter of this this fiscal year which were not subject to foreign withholding taxes.

We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of November 30, 2018.  Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were paid to us as dividends.

NOTE 10 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

	November 30, 2018	May 31, 2018
(In thousands)
Raw material and supplies	$304,108	$288,201
Finished goods	575,525	546,260
Total Inventory, Net of Reserves	$879,633	$834,461

NOTE 11 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. As announced on November 28, 2018, our goal is to return $1.5 billion in capital to stockholders by May 31, 2021 through dividends and share repurchases.  As a result, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three months ended November 30, 2018, we repurchased 1,144,952 shares of our common

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stock at a cost of approximately $75.0 million, or an average cost of $65.50 per share, under this program.  During the six months ended November 30, 2018, we repurchased 1,248,398 shares of our common stock at a cost of approximately $82.0 million, or an average cost of $65.68 per share, under this program.  During the three and six month periods ended November 30, 2017, we did not repurchase any shares of our common stock under this program.

NOTE 12 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six-month periods ended November 30, 2018 and 2017.  For the three and six months ended November 30, 2017, and three months ended November 30, 2018, basic and diluted earnings per share were calculated using the two-class method.  For the six months ended November 30, 2018, basic earnings per share was calculated using two-class method and diluted earnings per share was calculated using the treasury method.

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$49,224	$95,463	$118,988	$211,879
Less: Allocation of earnings and dividends to participating securities	(460)	(1,313)	(936)	(2,828)
Net income available to common shareholders - basic	48,764	94,150	118,052	209,051
Add: Undistributed earnings reallocated to unvested shareholders		3		7
Add: Allocation of earnings and dividends to participating securities			936
Add: Income effect of contingently issuable shares		1,379		2,756
Net income available to common shareholders - diluted	$48,764	$95,532	$118,988	$211,814
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	131,058	131,163	131,467	131,204
Average diluted options and awards	609	514	1,811	544
Additional shares issuable assuming conversion of convertible securities (1)		3,915		3,915
Total shares for diluted earnings per share (2)	131,667	135,592	133,278	135,663
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.37	$0.72	$0.90	$1.59
Diluted Earnings Per Share of Common Stock	$0.37	$0.70	$0.89	$1.56

(1)

Represents the number of shares that would be issued if our contingently convertible notes were converted.  We include these shares in the calculation of diluted EPS as the conversion of the notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.  On November 27, 2018, we redeemed all of our 2.25% convertible senior notes due 2020, primarily for cash, but also issued 598,601 shares of RPM common stock in the transaction.

(2)

There were no shares of restricted stock identified as being anti-dilutive for the three or six months ended November 30, 2018.  Restricted shares totaling 123,262 and 99,612 for the three and six months ended November 30, 2017, respectively, were excluded from the calculation of diluted earnings per share because the grant price of the restricted shares exceeded the average market price of the shares during the period and their effect, accordingly, would have been anti-dilutive. In addition, stock appreciation rights (SARs) totaling 480,000 and 890,000 for the three and six months ended November 30, 2018 and 600,000 for the three and six months ended November 30, 2017, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans.  The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and six months ended November 30, 2018 and 2017:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	November 30,	November 30,	November 30,	November 30,
Pension Benefits	2018	2017	2018	2017
(In thousands)
Service cost	$9,382	$9,465	$1,219	$1,175
Interest cost	5,497	4,379	1,399	1,145
Expected return on plan assets	(8,467)	(8,086)	(2,051)	(1,978)
Amortization of:
Prior service cost (credit)	29	29	(8)	(6)
Net actuarial losses recognized	3,272	3,618	319	419
Net Periodic Benefit Cost	$9,713	$9,405	$878	$755

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	November 30,	November 30,	November 30,	November 30,
Postretirement Benefits	2018	2017	2018	2017
(In thousands)
Service cost	$-	$-	$392	$311
Interest cost	48	43	291	224
Amortization of:
Prior service (credit)	(55)	(55)
Net actuarial (gains) losses recognized	(6)	6	115	79
Net Periodic Benefit (Credit) Cost	$(13)	$(6)	$798	$614

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
Pension Benefits	2018	2017	2018	2017
(In thousands)
Service cost	$18,764	$18,930	$2,438	$2,350
Interest cost	10,994	8,758	2,798	2,290
Expected return on plan assets	(16,934)	(16,172)	(4,102)	(3,956)
Amortization of:
Prior service cost (credit)	58	58	(16)	(12)
Net actuarial losses recognized	6,544	7,236	638	838
Net Periodic Benefit Cost	$19,426	$18,810	$1,756	$1,510

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
Postretirement Benefits	2018	2017	2018	2017
(In thousands)
Service cost	$-	$-	$784	$622
Interest cost	96	86	582	448
Amortization of:
Prior service (credit)	(110)	(110)	-	-
Net actuarial (gains) losses recognized	(12)	12	230	158
Net Periodic Benefit (Credit) Cost	$(26)	$(12)	$1,596	$1,228

Due to slightly higher discount rates and increased asset values, offset by higher interest cost and lump sum mortality rates, pension expense for fiscal 2019 is comparable to our fiscal 2018 pension expense level. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. We previously disclosed in our financial statements for the fiscal year ended May 31, 2018 that we expected to contribute approximately $1.3 million to our retirement plans in the U.S. and approximately $8.1 million to plans outside the U.S. during the current fiscal year, and as of November 30, 2018, those amounts remain unchanged.

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

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at November 30, 2018, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a reduction of sales, as a component of cost of sales, or within selling, general and administrative expense.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2018	2017	2018	2017
	(In thousands)
Beginning Balance	$10,585	$15,771	$11,721	$19,149
Deductions (1)	(6,660)	(6,030)	(13,274)	(14,671)
Provision charged to expense	5,938	4,716	11,416	9,979
Ending Balance	$9,863	$14,457	$9,863	$14,457

(1)	Primarily claims paid during the year.

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

With respect to a previously disclosed case pending against one of our subsidiaries in which both trade secret and trademark infringement had been alleged, during the quarter ended November 30, 2018, we agreed to settle the case for $6.5 million.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 — EQUITY

The following tables illustrate the components of total equity and comprehensive income for the three and six months ended November 30, 2018 and 2017:

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total Equity at August 31, 2018	$1,610,447	$2,932	$1,613,379
Net income (loss)	49,224	(51)	49,173
Other Comprehensive Income:
Foreign currency translation adjustments	(12,336)	91	(12,245)
Pension and other postretirement benefit liability adjustments, net of tax	3,428		3,428
Unrealized (loss) on securities and other, net of tax	(1,515)		(1,515)
Unrealized gain on derivatives, net of tax	2,349		2,349
Total Other Comprehensive (Loss) Income, net of tax	(8,074)	91	(7,983)
Comprehensive Income	41,150	40	41,190
Dividends paid	(46,482)		(46,482)
Other	797	567	1,364
Shares repurchased and returned for taxes	(2,879)		(2,879)
Share repurchases under repurchase program	(74,998)		(74,998)
Stock based compensation expense - included in SG&A	6,227		6,227
Stock based compensation expense - included in restructuring expense	1,053		1,053
Convertible bond redemption	(2,808)		(2,808)
Total Equity at November 30, 2018	$1,532,507	$3,539	$1,536,046

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total Equity at August 31, 2017	$1,559,111	$3,092	$1,562,203
Net income	95,463	395	95,858
Other Comprehensive Income:
Foreign currency translation adjustments	(8,086)	(72)	(8,158)
Pension and other postretirement benefit liability adjustments, net of tax	3,066		3,066
Unrealized gain on securities, net of tax	2,549		2,549
Unrealized loss on derivatives, net of tax	(2,746)		(2,746)
Total Other Comprehensive Income, net of tax	(5,217)	(72)	(5,289)
Comprehensive Income	90,246	323	90,569
Dividends paid	(42,789)		(42,789)
Other noncontrolling interest activity		(647)	(647)
Shares repurchased and returned for taxes	(6,779)		(6,779)
Stock based compensation expense	6,964		6,964
Total Equity at November 30, 2017	$1,606,753	$2,768	$1,609,521

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2018	$1,630,773	$2,765	$1,633,538
Net income	118,988	371	119,359
Other Comprehensive Income:
Foreign currency translation adjustments	(52,768)	(167)	(52,935)
Pension and other postretirement benefit liability adjustments, net of tax	6,483		6,483
Unrealized gain on securities and other, net of tax	962		962
Unrealized gain on derivatives, net of tax	3,271		3,271
Total Other Comprehensive (Loss), net of tax	(42,052)	(167)	(42,219)
Comprehensive Income	76,936	204	77,140
Dividends paid	(89,196)		(89,196)
Other	(2,037)	570	(1,467)
Shares repurchased and returned for taxes	(16,466)		(16,466)
Share repurchases under repurchase program	(81,992)		(81,992)
Stock based compensation expense - included in SG&A	12,896		12,896
Stock based compensation expense - included in restructuring expense	4,401		4,401
Convertible bond redemption	(2,808)		(2,808)
Total Equity at November 30, 2018	$1,532,507	$3,539	$1,536,046

(In thousands)	Total RPM International Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at May 31, 2017	$1,436,061	$2,639	$1,438,700
Net income	211,879	882	212,761
Other Comprehensive Income:
Foreign currency translation adjustments	36,361	(41)	36,320
Pension and other postretirement benefit liability adjustments, net of tax	3,695		3,695
Unrealized gain on securities, net of tax	2,471		2,471
Unrealized (loss) on derivatives, net of tax	(3,140)		(3,140)
Total Other Comprehensive (Loss), net of tax	39,387	(41)	39,346
Comprehensive Income	251,266	841	252,107
Dividends paid	(82,878)		(82,878)
Other noncontrolling interest activity		(712)	(712)
Shares repurchased and returned for taxes	(12,125)		(12,125)
Stock based compensation expense	14,429		14,429
Total Equity at November 30, 2017	$1,606,753	$2,768	$1,609,521

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts receivable, net of allowances, and net contract assets (liabilities) consisted of the following:

	November 30, 2018	August 31, 2018	$ Change	% Change
(In thousands, except percents)
Accounts receivable, less allowance	$1,013,030	$1,070,626	$(57,596)	-5.4%

Contract assets	$15,955	$23,580	$(7,625)	-32.3%
Contract liabilities - short-term	(23,454)	(26,702)	3,248	-12.2%
Net Contract Liabilities	$(7,499)	$(3,122)	$(4,377)	140.2%

	November 30, 2018	May 31, 2018	$ Change	% Change
(In thousands, except percents)
Accounts receivable, less allowance	$1,013,030	$1,113,818	$(100,788)	-9.0%

Contract assets	$15,955	$18,212	$(2,257)	-12.4%
Contract liabilities - short-term	(23,454)	(23,335)	(119)	0.5%
Net Contract Liabilities	$(7,499)	$(5,123)	$(2,376)	46.4%

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. The $4.4 million change in our net contract liabilities from August 31, 2018 to November 30, 2018 and the $2.4 million change in our net contract liabilities from May 31, 2018 to November 30, 2018 resulted primarily from the seasonality associated with construction jobs in progress during peak summer months versus later in the calendar year, as well as the timing of revenue recognition under the new standard.  We also record long-term deferred revenue, which amounted to $65.3 million and $64.1 million as of November 30, 2018 and May 31, 2018, respectively.  The long-term portion of deferred revenue is related to assurance type warranty contracts and is included in other long-term liabilities in our consolidated balance sheets.

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

NOTE 17 — SEGMENT INFORMATION

During the quarter ended August 31, 2018, we made the determination to streamline certain businesses and management structures within our industrial reportable segment.  As a result, our former tremco illbruck Group, Tremco Group and several components from our Performance Coatings Group, including our Euclid and Flowcrete businesses, were combined to form a new Construction Products Group.  There were no changes in the composition of any of our reportable segments and, therefore, previously reported business segment information remains unchanged.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Three Months Ended November 30, 2018	Industrial Segment	Consumer Segment	Specialty Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$375,953	$336,081	$159,352	$871,386
Foreign
Canada	61,754	23,403	17,085	102,242
Europe	189,095	55,653	25,094	269,842
Latin America	44,858	7,281	364	52,503
Asia Pacific	28,708	7,919	10,092	46,719
Other Foreign	17,600	2,239	-	19,839
Total Foreign	342,015	96,495	52,635	491,145
Total	$717,968	$432,576	$211,987	$1,362,531

Three Months Ended November 30, 2017	Industrial Segment	Consumer Segment	Specialty Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$361,932	$315,642	$156,137	$833,711
Foreign
Canada	63,217	23,660	6,054	92,931
Europe	183,093	57,226	23,585	263,904
Latin America	49,028	7,943	289	57,260
Asia Pacific	28,398	8,736	11,015	48,149
Other Foreign	17,237	2,224	-	19,461
Total Foreign	340,973	99,789	40,943	481,705
Total	$702,905	$415,431	$197,080	$1,315,416

Six Months Ended November 30, 2018	Industrial Segment	Consumer Segment	Specialty Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$818,574	$717,748	$315,737	$1,852,059
Foreign
Canada	122,763	52,409	23,847	199,019
Europe	372,209	115,229	48,980	536,418
Latin America	92,485	13,402	670	106,557
Asia Pacific	59,211	14,831	15,573	89,615
Other Foreign	34,699	4,153	-	38,852
Total Foreign	681,367	200,024	89,070	970,461
Total	$1,499,941	$917,772	$404,807	$2,822,520

Six Months Ended November 30, 2017	Industrial Segment	Consumer Segment	Specialty Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$761,220	$640,292	$306,561	$1,708,073
Foreign
Canada	126,051	50,237	13,110	189,398
Europe	362,176	117,681	48,624	528,481
Latin America	94,552	13,636	754	108,942
Asia Pacific	55,065	16,608	16,513	88,186
Other Foreign	33,609	4,121	-	37,730
Total Foreign	671,453	202,283	79,001	952,737
Total	$1,432,673	$842,575	$385,562	$2,660,810

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2018	2017	2018	2017
	(In thousands)
Income (Loss) Before Income Taxes
Industrial Segment	$54,393	$67,696	$123,450	$156,598
Consumer Segment	41,239	45,085	92,535	117,453
Specialty Segment	29,979	34,439	57,780	67,606
Corporate/Other	(59,018)	(38,039)	(115,234)	(77,192)
Consolidated	$66,593	$109,181	$158,531	$264,465

NOTE 18 — SUBSEQUENT EVENTS

Subsequent to the end of our second quarter, on December 13, 2018, we acquired Siamons International Inc, provider of the Concrobium branded specialty cleaning products.  The company, which is based in Ontario, Canada, has annual net sales of approximately $20.0 million, and will be included in our consumer reportable segment.

As of January 8, 2019, we have repurchased 1,470,647 shares of RPM common stock since November 30, 2018, at a cost of approximately $86.0 million, or an average of $58.46, under the stock repurchase program described in Note 11.

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

A comprehensive discussion of the accounting policies and estimates that are the most critical to our financial statements are set forth in our Annual Report on Form 10-K for the year ended May 31, 2018.  Other than our June 1, 2018 adoption of ASC 606, which is more fully described in Note 16, “Revenue,” and changes outlined in Note 2, “New Accounting Pronouncements,” there have been no significant changes in critical accounting policies or estimates since May 31, 2018.

BUSINESS SEGMENT INFORMATION

During the quarter ended August 31, 2018, we made the determination to streamline certain businesses and management structures within our industrial reportable segment.  As a result, our former tremco illbruck Group, Tremco Group and several components from our Performance Coatings Group, including our Euclid and Flowcrete businesses, were combined to form a new Construction Products Group. There were no changes in the composition of any of our reportable segments and, therefore, previously reported business segment information remains unchanged.

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

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2018	2017	2018	2017
	(In thousands)
Net Sales
Industrial Segment	$717,968	$702,905	$1,499,941	$1,432,673
Consumer Segment	432,576	415,431	917,772	842,575
Specialty Segment	211,987	197,080	404,807	385,562
Consolidated	$1,362,531	$1,315,416	$2,822,520	$2,660,810
Income Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$54,393	$67,696	$123,450	$156,598
Interest (Expense), Net (b)	(2,417)	(2,513)	(4,810)	(5,067)
EBIT (c)	$56,810	$70,209	$128,260	$161,665
Consumer Segment
Income Before Income Taxes (a)	$41,239	$45,085	$92,535	$117,453
Interest (Expense), Net (b)	(107)	(143)	(272)	(339)
EBIT (c)	$41,346	$45,228	$92,807	$117,792
Specialty Segment
Income Before Income Taxes (a)	$29,979	$34,439	$57,780	$67,606
Interest Income, Net (b)	94	78	163	198
EBIT (c)	$29,885	$34,361	$57,617	$67,408
Corporate/Other
(Expense) Before Income Taxes (a)	$(59,018)	$(38,039)	$(115,234)	$(77,192)
Interest (Expense), Net (b)	(27,730)	(20,079)	(47,214)	(39,769)
EBIT (c)	$(31,288)	$(17,960)	$(68,020)	$(37,423)
Consolidated
Income Before Income Taxes (a)	$66,593	$109,181	$158,531	$264,465
Interest (Expense), Net (b)	(30,160)	(22,657)	(52,133)	(44,977)
EBIT (c)	$96,753	$131,838	$210,664	$309,442

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles ("GAAP") in the U.S., to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2018

Net Sales  Consolidated net sales of $1,362.5 million for the second quarter of fiscal 2019 grew by approximately 3.6% from net sales of $1,315.4 million for last year’s second quarter. Acquisitions added 2.6%, while organic sales, which include the impact of price and volume, improved by 3.0%.  Consolidated net sales for the quarter also reflect an unfavorable foreign exchange impact of 2.0%.

Industrial segment net sales for the current quarter grew by 2.1% to $718.0 million, from net sales of $702.9 million during the same period a year ago. The improvement resulted from recent acquisitions, which contributed 1.5% to net sales during the current quarter, and organic growth, which contributed 3.3% during the quarter, driven mainly by the recovery of our industrial coatings business. Unfavorable foreign exchange impacted net sales by 2.7% during the current quarter.

Consumer segment net sales for the quarter grew by 4.1% to $432.5 million, from $415.4 million during last year’s second quarter.  Recent acquisitions provided 2.9% of the growth in net sales, while organic growth provided 2.8%, during the current quarter, driven primarily by new accounts and market share gains.  Unfavorable foreign currency impacted net sales in the consumer segment by 1.6% during the current quarter versus the same period a year ago.

Specialty segment net sales for the quarter grew by 7.6% to $212.0 million, from $197.1 million during last year’s second quarter. Recent acquisitions provided 6.1% of the growth in net sales, while organic growth provided 2.3% during the current quarter.  Organic growth in net sales was driven by increases in fluorescent pigments, powder coatings and decorative and protective wood coatings businesses.  Foreign currency had an unfavorable impact on specialty segment net sales for the quarter by 0.8%.

Gross Profit Margin  Our consolidated gross profit margin of 39.5% of net sales for the second quarter of fiscal 2019 compares to a consolidated gross profit margin of 41.9% for the comparable period a year ago. This gross profit decline of approximately 2.4% of net sales primarily reflects current-quarter margins that were burdened by the impact of overall higher raw material costs for approximately 150 basis points (“bps”), which partially offset selling price increases.  Additionally, in relation to our restructuring initiatives undertaken during fiscal 2018 and continuing into the second quarter of fiscal 2019, as further described in Note 3, “Restructuring,” inventory-related charges totaling 30 bps impacted the current-quarter gross profit margin, which mainly included product line rationalization at our industrial segment.  Finally, gross margins were unfavorably impacted by inventory step-up on acquisitions.  Recent changes in international trade duties and policies could materially impact the cost of our raw materials.  Specifically, recently imposed tariffs, including tariffs on steel imports into the United States, will likely have an unfavorable impact on the cost of our cans and packaging.

Selling, General and Administrative Expenses (“SG&A”)  Our consolidated SG&A expense during the current period was $10.5 million higher versus the same period last year, but improved to 31.6% of net sales from 31.9% of net sales for the prior year quarter.  During the second quarter of fiscal 2019, we continued our 2020 MAP to Growth.  In connection with this plan, we incurred ERP implementation and consolidation expenses and professional fees in connection with implementing our MAP to Growth initiative totaling approximately $6.4 million.  Additional SG&A expense incurred from companies acquired during the previous 12 months approximated $7.7 million during the second quarter of fiscal 2019.  There was also higher distribution expense on higher sales volume during the second quarter of fiscal 2019.

Our industrial segment SG&A was approximately $3.8 million lower for the second quarter of fiscal 2019 versus the comparable prior year period and decreased as a percentage of net sales, mainly due to a reduction in workforce, which approximated $1.8 million, as well as a favorable swing in transactional foreign exchange.  Offsetting these decreases was SG&A expense generated from companies acquired during the past 12 months.

Our consumer segment SG&A increased by approximately $1.3 million during the second quarter of fiscal 2019 versus the same period last year, and increased as a percentage of net sales.  This was primarily attributable to higher distribution expense when compared to the prior year quarter, as well as SG&A expense generated from companies acquired during the past 12 months.

Our specialty segment SG&A was approximately $4.1 million higher during the second quarter of fiscal 2019 versus the comparable prior year period and was unchanged as a percentage of net sales.  The increase in SG&A expense is mainly attributable to the ERP consolidation plan associated with our 2020 MAP to Growth, along with increased distribution costs and increased promotional expenses related to new product initiatives.

SG&A expenses in our corporate/other category of $26.8 million during the second quarter of fiscal 2019 increased by $8.9 million from $18.0 million recorded during last year’s second quarter, resulting primarily from professional fees in connection with our 2020 MAP to Growth initiative, which approximated $5.2 million.  Additionally, there were increases in pension expense, acquisition costs and hospitalization costs.

We recorded total net periodic pension and postretirement benefit costs of $11.4 million and $10.8 million for the second quarter of fiscal 2019 and 2018, respectively. The $0.6 million increase in pension expense resulted from an approximate $1.4 million increase in interest cost, partially offset by the combination of lower net actuarial losses recognized during the current quarter versus last year’s second quarter for approximately $0.4 million and a higher expected return on increased plan assets during the current quarter versus the same period last year for approximately $0.4 million. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Restructuring Charges  We recorded restructuring charges of $7.7 million during the second quarter of fiscal 2019, which were the result of our continued implementation of a multi-year restructuring plan, our 2020 MAP to Growth, which focuses upon strategic shifts in operations across our entire business.  On a consolidated basis, we incurred $6.5 million of severance and benefit costs, $1.0 million of facility closure and other related costs, and $0.2 million of other asset write-offs during the period.  These charges were associated with closures of certain facilities as well as the elimination of duplicative headcount and infrastructure associated with certain of our businesses.

We expect to incur approximately $34.0 million of future additional charges in relation to this initiative.  These additional charges include approximately $30.4 million of facility closure and other related charges, as well as $3.6 million of severance and benefit costs.  We expect these charges to be incurred by the end of calendar year 2020, upon which we expect to achieve an annualized pretax savings of approximately $290 million per year.  Additionally, upon the completion of this initiative, we have targeted $230.0 million of improvement of working capital, and believe that, assuming 3% organic growth and approximately $150 million to $200 million annually in acquisitions of businesses, our fiscal year 2021 cash flow from operations will improve to approximately $872.0 million.  In addition, we have continued to assess and find areas of improvement and cost savings as part of our 2020 MAP to Growth restructuring plan.  As such, the final implementation and expected costs of our plan are subject to change.  Most notably, we have broadened the scope of our announced plan to include the consolidation of the general and administrative areas, potential outsourcing, as well as additional future plant closures and consolidations; the estimated future costs of which have not yet been finalized.  See Note 3, “Restructuring,” to the consolidated financial statements, for further detail surrounding our 2020 MAP to Growth restructuring plan.

Interest Expense  Interest expense was $23.1 million for the second quarter of fiscal 2019 versus $26.4 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s second quarter by approximately $1.4 million versus the same period a year ago. The reversal of the convertible bond interest accrual decreased interest expense by approximately $2.1 million during the current quarter versus the prior year quarter.  Excluding acquisition-related borrowings, which carried higher average interest financing costs, lower average borrowings quarter over quarter decreased interest expense by approximately $0.8 million during the second quarter of fiscal 2019 when compared to the prior year quarter.  Lower interest rates, which averaged 3.99% overall for the second quarter of fiscal 2019 compared with 4.37% for the same period of fiscal 2018, decreased interest expense by approximately $1.8 million during the current quarter versus the same period last year.

Investment (Income), Net  Net investment loss of approximately $7.0 million for the second quarter of fiscal 2019 compares to net investment income of $3.7 million during the same period last year.  Dividend and interest income totaled $1.5 million and $1.7 million for the second quarter of fiscal 2019 and 2018, respectively.  Net losses on marketable securities totaled $8.5 million during the second quarter of fiscal 2019, while there were net realized gains of $2.0 million during the same period a year ago.

Other Expense (Income), Net  Other expense of $3.4 million for the quarter ended November 30, 2018 compares with other income of $0.4 million for the corresponding period a year ago. The current quarter expense includes a loss of $3.1 million related to the fair value remeasurement of our 2.25% convertible senior notes due 2020 on its conversion date of November 27, 2018.

Income Before Income Taxes (“IBT”)  Our consolidated pretax income for the second quarter of fiscal 2019 of $66.6 million compares with pretax income of $109.2 million for the same period a year ago.

Our industrial segment had IBT of $54.4 million, or 7.6% of net sales, for the quarter ended November 30, 2018, versus IBT of $67.7 million, or 9.6% of net sales, for the same period a year ago. Our industrial segment results reflect increased sales volume, which were offset by the impact from higher raw material costs and restructuring charges.  Our consumer segment IBT approximated $41.2 million, or 9.5% of net sales, for the second quarter of fiscal 2019, versus the prior year second quarter pretax income of $45.1 million, or 10.9% of net sales.  The current quarter result includes market share gains, as demonstrated by the increase in sales volume, which were more than offset by rising raw material costs, inventory-related charges, and restructuring charges.  Our specialty segment had pretax income of $30.0 million, or 14.1% of net sales for the quarter ended November 30, 2018, versus pretax income of $34.4 million, or 17.5% of net sales, for the same period a year ago, reflecting rising raw material costs and the costs associated with the ERP consolidation plan.

Income Tax Rate  On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law.  The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates.  Generally, the more significant provisions of the Act that impacted us for the year ended May 31, 2018 included the reduction in the corporate income tax rate from 35% to 21%, the creation of a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings), and allowance for immediate capital expensing of certain qualified property. The corporate tax rate reduction was effective for us as of January 1, 2018 and, accordingly, reduced our federal statutory rate to a blended rate of approximately 29.2% for fiscal 2018 and to 21% for fiscal 2019 and thereafter.

Subsequent to the enactment of the Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Act’s enactment date for companies to complete the applicable accounting under ASC 740. In accordance with SAB 118 and based on the information available as of May 31, 2018, we recorded a net provisional income tax expense of $7.3 million in accordance with the applicable provisions of the Act.

During the three-month period ended November 30, 2018, there were no changes recorded to the net provisional income tax expense recorded as of May 31, 2018 as a result of the Act. Refer to Note 9, “Income Taxes”, to the Consolidated Financial Statements for additional disclosures and discussion regarding the Act and the provisional income tax expense recorded as of May 31, 2018.

The effective income tax rate of 26.2% for the three months ended November 30, 2018 compares to an effective income tax rate of 12.2% for the three-month period ended November 30, 2017. The effective tax rate for the three-months ended November 30, 2018 reflects variances from the federal statutory rate of 21% due primarily to the unfavorable impact of state and local taxes, partially offset by a favorable discrete tax adjustment for the excess tax benefits related to equity compensation. The effective income tax rate of 12.2% for the three months ended November 30, 2017 reflects variances from the pre-tax reform federal statutory rate of 35% due to lower effective tax rates of certain of our foreign subsidiaries, the benefit of the domestic manufacturing deduction, partially offset by the unfavorable impact of state and local taxes. Additionally, during the three months ended November 30, 2017 we recorded favorable discrete tax adjustments of $2.0 million for the excess tax benefits related to equity compensation and $18.0 million related to the implementation of a foreign legal entity restructuring and corresponding planning strategy.

Net Income  Net income of $49.2 million for the quarter ended November 30, 2018 compares to net income of $95.9 million for the comparable prior year period.  Net loss attributable to noncontrolling interests approximated $0.1 million for the second quarter of fiscal 2019, which compared to net income attributable to noncontrolling interests of $0.4 million for the same period in fiscal 2018.  Net income attributable to RPM International Inc. stockholders for the second quarter of fiscal 2019 was $49.2 million, or 3.6% of consolidated net sales, which compared to net income of $95.5 million, or 7.3% of consolidated net sales for the comparable prior year period.

Diluted earnings per share of common stock for the quarter ended November 30, 2018 of $0.37 compares with diluted earnings per share of common stock of $0.70 for the quarter ended November 30, 2017.

Six Months Ended November 30, 2018

Net Sales  Consolidated net sales of $2,822.5 million for the first half of fiscal 2019 grew by approximately 6.1% from net sales of $2,660.8 million for last year’s first half. Acquisitions added 2.1%, while organic sales, which include the impact of price and volume, improved by 5.4%.  Consolidated net sales for the quarter also reflect a unfavorable foreign exchange impact of 1.4%.

Industrial segment net sales for this year’s first half grew by 4.7% to $1,500.0 million, from net sales of $1,432.7 million during the same period a year ago. The improvement resulted from recent acquisitions, which contributed 1.6% to net sales during the current quarter, and organic growth, which contributed 5.0% during the quarter, driven mainly by North American roofing and recovery of our industrial coatings business. Unfavorable foreign exchange impacted net sales by 1.9% during the current quarter.

Consumer segment net sales for this year’s first half grew by 8.9% to $917.7 million, from $842.6 million during last year’s first half.  Recent acquisitions provided 2.3% of the growth in net sales, while organic growth provided 7.6%, during the current quarter, driven primarily by new accounts and market share gains.  Unfavorable foreign currency impacted net sales in the consumer segment by 1.0% during the current quarter versus the same period a year ago.

Specialty segment net sales for this year’s first half grew by 5.0% to $404.8 million, from $385.6 million during last year’s first half. Recent acquisitions provided 3.3% of the growth in net sales, while organic growth provided 2.0% during the current quarter, despite the decrease in our businesses serving the water damage restoration and equipment markets, which came as a result of more damaging hurricane activity during the first half of fiscal 2018.  Organic growth in net sales was driven by increases in our powder coatings and decorative and protective wood coatings businesses.  Foreign currency had an unfavorable impact on specialty segment net sales for the quarter by 0.3%.

Gross Profit Margin  Our consolidated gross profit margin of 40.1% of net sales for the first half of fiscal 2019 compares to a consolidated gross profit margin of 42.2% for the comparable period a year ago. This gross profit decline of approximately 2.1% of net sales primarily reflects current-quarter margins that were burdened by the impact of overall higher raw material costs for approximately 150 bps, which more than offset selling price increases.  Additionally, in relation to our restructuring initiatives undertaken during the fourth quarter of fiscal 2018 and continuing into the first half of fiscal 2019, as further described in Note 3, “Restructuring,” inventory-related charges totaling 30 bps impacted the current-year gross profit margin, which mainly included product line rationalization at our industrial segment.  We anticipate that rising raw material prices will continue to trend upward due to higher petrochemical costs, rising global demand and recent changes in international trade duties and policies, which could materially impact the cost of our raw materials.  Specifically, recently imposed tariffs, including tariffs on steel imports into the United States, will likely have an unfavorable impact on the cost of our cans and packaging.

SG&A  Our consolidated SG&A expense during the first half of fiscal 2019 was $75.8 million higher versus the same period last year, and increased to 31.5% of net sales from 30.6% of net sales for the comparable prior period.  During the first half of fiscal 2019, we continued our 2020 MAP to Growth.  In connection with this plan, we incurred ERP implementation and consolidation expenses, increases in allowances for doubtful accounts, and professional fees in connection with our MAP to Growth initiative and the negotiation of a cooperation agreement with an activist stockholder totaling approximately $18.2 million.  Also, during the first half of fiscal 2019, we incurred higher costs of approximately $10.0 million related to unfavorable legal settlements and associated legal fees when compared to the prior year period.  Additional SG&A expense incurred from companies acquired during the previous 12 months approximated $13.8 million during the first half of fiscal 2019.  There was also higher distribution and commission expense on higher sales volume during the first half of fiscal 2019, in addition to higher bad debt expense, increased compensation from bonus accruals and advertising expense when compared to the prior year period.  Finally, transactional foreign exchange resulted in an unfavorable variance of approximately $2.7 million compared to the prior year period.

Our industrial segment SG&A was approximately $21.6 million higher for the first half of fiscal 2019 versus the comparable prior year period and increased as a percentage of net sales, mainly due to the increased allowance for doubtful accounts associated with accounts deemed uncollectible as a result of changes in our market and leadership strategy, which approximated $6.9 million.  Additionally, there was also higher distribution expense and unfavorable transactional foreign exchange. SG&A expense generated from companies acquired during the past 12 months approximated $4.2 million.

Our consumer segment SG&A increased by approximately $30.2 million during the first half of fiscal 2019 versus the same period last year, and increased as a percentage of net sales.  This was primarily attributable to the combined impact of unfavorable legal settlements and associated legal fees incurred during the first half of fiscal 2019, which totaled approximately $10.0 million.  Additionally, there was higher distribution expense on higher sales volume, as well as higher advertising expense when compared to the prior year.

Our specialty segment SG&A was approximately $7.3 million higher during the first half of fiscal 2019 versus the comparable prior year period and increased slightly as a percentage of net sales.  The increase in SG&A expense is mainly attributable to the ERP consolidation plan associated with our 2020 MAP to Growth, along with increased distribution costs and increased expenses related to new product initiatives.

SG&A expenses in our corporate/other category of $54.2 million during the first half of fiscal 2019 increased by $16.8 million from $37.4 million recorded during last year’s first half, resulting primarily from professional fees in connection with our 2020 MAP to Growth initiative and the negotiation of an activist shareholder cooperation agreement, which approximated $9.5 million.  Additionally, there were increases in pension expense, hospitalization costs and legal fees.

We recorded total net periodic pension and postretirement benefit costs of $22.8 million and $21.6 million for the first half of fiscal 2019 and 2018, respectively. The $1.2 million increase in pension expense resulted from an approximate $2.9 million increase in interest cost, partially offset by the combination of lower net actuarial losses recognized during the current first half versus last year’s first half for approximately $0.8 million and a higher expected return on increased plan assets during the current first half versus the same period last year for approximately $0.9 million. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Restructuring Charges  We recorded restructuring charges of $27.8 million during the first half of fiscal 2019, which were the result of our continued implementation of our 2020 MAP to Growth, which focuses upon strategic shifts in operations across our entire business.  On a consolidated basis, we incurred $25.6 million of severance and benefit costs, $1.5 million of facility closure and other related costs, and $0.7 million of other asset write-offs.  These charges were associated with closures of certain facilities as well as the elimination of duplicative headcount and infrastructure associated with certain of our businesses.

For further information and detail about the 2020 MAP to Growth restructuring plan, see “Restructuring Charges” in Results of Operations – Three Months Ended November 30, 2018, and Note 3, “Restructuring,” to the Condensed Financial Statements.

Interest Expense  Interest expense was $47.5 million for the first half of fiscal 2019 versus $53.2 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first half by approximately $2.2 million versus the same period a year ago. The reversal of the convertible bond interest accrual decreased interest expense by approximately $2.1 million during this year’s first half versus the comparable prior year period.  Excluding acquisition-related borrowings, which carried higher average interest financing costs, lower average borrowings quarter over quarter decreased interest expense by approximately $2.3 million during the first half of fiscal 2019 when compared to the prior comparable period.  Lower interest rates, which averaged 3.99% overall for the first half of fiscal 2019 compared with 4.34% for the same period of fiscal 2018, decreased interest expense by approximately $3.4 million during the current quarter versus the same period last year.

Investment (Income), Net  Net investment losses of approximately $4.6 million for the first half of fiscal 2019 compares to net investment income of $8.2 million during the same period last year.  Dividend and interest income totaled $3.5 million and $3.3 million for the first half of fiscal 2019 and 2018, respectively. Net losses on marketable securities totaled $8.1 million during the first half of fiscal 2019, compared to net realized gains on the sales of investments of $4.9 million during the same period a year ago.

Other Expense (Income), Net  Other expense of $3.7 million for the six months ended November 30, 2018 compares with other income of $0.4 million for the corresponding period a year ago. The current period expense includes a loss of $3.1 million related to the fair value remeasurement of our 2.25% convertible senior notes due 2020 on its conversion date of November 27, 2018.

IBT  Our consolidated pretax income for the first half of fiscal 2019 of $158.5 million compares with pretax income of $264.5 million for the same period a year ago.

Our industrial segment had IBT of $123.5 million, or 8.2% of net sales, for the six months ended November 30, 2018, versus IBT of $156.6 million, or 10.9% of net sales, for the same period a year ago. Our industrial segment results reflect increased sales volume, which were offset by the impact from higher raw material costs, restructuring and unfavorable transactional foreign exchange expense.  Our consumer segment IBT approximated $92.5 million, or 10.1% of net sales, for the first half of fiscal 2019, versus the prior year first half pretax income of $117.5 million, or 13.9% of net sales.  The current period results includes market share gains, as demonstrated by the increase in sales volume, which were more than offset by rising raw material costs, unfavorable legal settlements, higher advertising costs and restructuring charges.  Our specialty segment had pretax income of $57.8 million, or 14.3% of net sales for the quarter ended November 30, 2018, versus pretax income of $67.6 million, or 17.5% of net sales, for the same period a year ago, reflecting rising raw material costs, the expiration of an edible coating patent which expired during the month of August 2017, as well as the costs associated with the ERP consolidation plan..

Income Tax Rate  On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law.  The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates. Generally, the more significant provisions of the Act that impacted us for the year ended May 31, 2018 included the reduction in the corporate income tax rate from 35% to 21%, the creation of a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings), and allowance for immediate capital expensing of certain qualified property. The corporate tax rate reduction was effective for us as of January 1, 2018 and, accordingly, reduced our federal statutory rate to a blended rate of approximately 29.2% for fiscal 2018 and to 21% for fiscal 2019 and thereafter.

Subsequent to the enactment of the Act, the SEC issued SAB 118, which provides guidance on accounting for the tax effects of the Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Act’s enactment date for companies to complete the applicable accounting under ASC 740. In accordance with SAB 118 and based on the information available as of May 31, 2018, we recorded a net provisional income tax expense of $7.3 million in accordance with the applicable provisions of the Act.

During the six-month period ended November 30, 2018, there were no changes recorded to the net provisional income tax expense recorded as of May 31, 2018 as a result of the Act. Refer to Note 9, “Income Taxes”, to the Consolidated Financial Statements for additional disclosures and discussion regarding the Act and the provisional income tax expense recorded as of May 31, 2018.

The effective income tax expense rate of 24.7% for the six-months ended November 30, 2018 compares to an effective tax rate of 19.6% for the six-months ended November 30, 2017. The effective tax rate for the six-months ended November 30, 2018 reflects variances from the federal statutory rate of 21% due primarily to the unfavorable impact of state and local taxes, partially offset by a favorable discrete tax adjustment of $4.1 million for the excess tax benefits related to equity compensation.  The effective income tax rate of 19.6% for the six-months ended November 30, 2017 reflects variances from the pre-tax reform federal statutory rate of 35% due to lower effective tax rates of certain of our foreign subsidiaries, the benefit of the domestic manufacturing deduction, partially offset by the unfavorable impact of state and local taxes. Additionally, during the six-months ended November 30, 2017 we recorded favorable discrete tax adjustments of $3.5 million for the excess tax benefits related to equity compensation, $18.0 million related to the implementation of a foreign legal entity restructuring and corresponding planning strategy, and $9.0 million related to foreign tax credit planning.

Net Income  Net income of $119.4 million for the six months ended November 30, 2018 compares to net income of $212.8 million for the comparable prior year period.  Net income attributable to noncontrolling interests approximated $0.4 million and $0.9 million for the first half of fiscal 2019 and 2018, respectively.  Net income attributable to RPM International Inc. stockholders for the first half of fiscal 2019 was $119.0 million, or 4.2% of consolidated net sales, which compared to net income of $211.9 million, or 8.0% of consolidated net sales for the comparable prior year period.

Diluted earnings per share of common stock for the six months ended November 30, 2018 of $0.89 compares with diluted earnings per share of common stock of $1.56 for the six months ended November 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Fiscal 2019 Compared with Fiscal 2018

Approximately $148.3 million of cash was provided by operating activities during the first half of fiscal 2019, compared with $115.2 million of cash provided by operating activities during the same period last year.

The net change in cash from operations includes the change in net income, which decreased by $93.4 million during the first half of fiscal 2019 versus the same period during fiscal 2018.  During the first half of fiscal 2019, we recorded $27.8 million in restructuring charges and made cash payments of $20.3 million related to our 2020 MAP to Growth, as further described in Note 3, “Restructuring.”  Changes in working capital accounts and all other accruals provided approximately $62.3 million more cash flow during the first half of fiscal 2019 versus the same period last year.

The change in accounts receivable during the first six months of fiscal 2019 provided approximately $58.3 million more cash than during the same period a year ago. Days sales outstanding (“DSO”) at November 30, 2018 decreased to 62.8 days from 63.0 days at November 30, 2017.

During the first half of fiscal 2019, we spent approximately $13.9 million less cash for inventory compared to our spending during the same period a year ago.  This resulted from the combination of timing of purchases by retail customers and a systematic reduction of inventory levels at certain businesses in our consumer segment, which resulted in product rationalization. Days of inventory outstanding (“DIO”) at November 30, 2018 decreased to 96.0 days from 101.7 days at November 30, 2017.

The change in accounts payable during the first half of fiscal 2019 used approximately $22.4 million more cash than during the first half of fiscal 2018, resulting principally from the timing of certain payments.  Accrued compensation and benefits used approximately $4.0 million less cash during the first half of fiscal 2019 versus fiscal 2018, due to lower bonus accruals made during fiscal 2019 versus fiscal 2018.  Other accruals and prepaids, including those for other short-term and long-term items and changes in accrued loss reserves, provided $4.9 million more cash during the first half of fiscal 2019 versus the same period a year ago, primarily from the timing of customer rebates.

Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. During the first half of fiscal 2019, we paid $127.8 million for acquisitions, net of cash acquired, versus $54.6 million during the comparable prior year period. Capital expenditures of $57.8 million during the first half of fiscal 2019 compare with depreciation of $49.6 million. In the comparable prior year period, capital expenditures were $45.3 million, which compared with depreciation of $40.4 million. We have been increasing, and will continue to increase, our capital spending in fiscal 2019 in an effort to more aggressively invest in our internal growth initiatives, especially in overseas markets, and consolidate production resulting from plant closings.  We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand throughout fiscal 2019 and beyond.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At November 30, 2018 and May 31, 2018, the fair value of our investments in marketable securities totaled $139.9 million and $168.1 million, respectively.  The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs.

At November 30, 2018 and May 31, 2018, the fair value of our available-for-sale debt securities totaled $23.2 million and $23.5 million, respectively.  Total pretax unrealized losses recorded in accumulated other comprehensive income at November 30, 2018 and May 31, 2018 were $0.5 million and $0.6 million, respectively. We regularly review our available-for-sale debt securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at November 30, 2018 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at November 30, 2018 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. Such potential losses could have a material impact on our results of operations in any given reporting period. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of November 30, 2018, approximately $198.6 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $214.1 million at May 31, 2018.  Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions.  Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements.  Refer to Note 9, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.1 billion at November 30, 2018, compared with $1.01 billion at May 31, 2018. Our debt-to-capital ratio was 60.8% at November 30, 2018, compared with 57.1% at May 31, 2018.

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

Revolving Credit Agreement

During the current quarter ended November 30, 2018, we replaced our previous $800.0 million revolving credit agreement, which was set to expire on December 5, 2019, with a $1.3 billion unsecured syndicated revolving credit facility (the “Revolving Credit Facility”), which expires on October 31, 2023.  The Revolving Credit Facility includes sublimits for the issuance of swingline loans, which are comparatively short-term loans used for working capital purposes and letters of credit.  The aggregate maximum principal amount of the commitments under the Revolving Credit Facility may be expanded upon our request, subject to certain conditions, up to $1.5 billion.  The Revolving Credit Facility is available to refinance existing indebtedness, to finance working capital and capital expenditures, and for general corporate purposes.

The Revolving Credit Facility requires us to comply with various customary affirmative and negative covenants, including a leverage covenant and interest coverage ratio, which are calculated in accordance with the terms as defined by the credit agreement.  Under the terms of the leverage covenant, we may not permit our leverage ratio for total indebtedness to consolidated EBITDA for the four most recent fiscal quarters to exceed 3.75 to 1.0.  During certain periods the ratio is 4.25 to 1.0.  The minimum required consolidated interest coverage ratio for EBITDA to interest expense is 3.50 to 1.  The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended using an EBITDA as defined in the credit agreement.

As of November 30, 2018, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 3.04 to 1, while our interest coverage ratio was 7.74 to 1. Our available liquidity under our Revolving Credit Facility stood at $787.9 million at November 30, 2018.

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

As of November 30, 2018, the outstanding balance under the AR Program was $125.0 million, which compares with the maximum availability on that date of $200.0 million.  The interest rate under the Purchase Agreement is based on the Alternate Base Rate, LIBOR Market Index Rate, one-month LIBOR or LIBOR for a specified tranche period, as selected by us, plus in each case, a margin of 0.80%. In addition, we are obligated to pay a monthly unused commitment fee based on the daily amount of unused commitments under the Agreement, which fee ranges from 0.30% to 0.50% based on usage.  The AR Program contains various customary affirmative and negative covenants and also contains customary default and termination provisions.

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

2.25% Convertible Senior Notes due 2020

On December 9, 2013, we issued $205 million of 2.25% convertible senior notes due 2020 (the “Convertible Notes”).  We paid interest on the Convertible Notes semi-annually on June 15th and December 15th of each year.

We completed the redemption of all $205.0 million aggregate principal amount of our outstanding Convertible Notes on November 27, 2018 (the “Redemption Date”).  The redemption price for the Convertible Notes was equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest until, but excluding, the Redemption Date.  As a result of the issuance of the notice of redemption, the Convertible Notes became convertible at any time prior to the close of business on November 26, 2018.  The conversion rate was 19.221062 shares of RPM common stock per $1,000 original principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $52.12 per share (subject to adjustment in accordance with the terms of the Indenture).  In accordance with the provisions of the indenture for the Convertible Notes, we elected to settle the Convertible Notes surrendered for conversion through a combination settlement of cash and shares of RPM common stock. In settlement of those conversions, we paid an aggregate of approximately $204.6 million in cash, including cash in lieu of fractional shares, and issued 598,601 shares of RPM common stock in the aggregate.

Stock Repurchase Program

Under the terms of our current stock repurchase program, we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. As a result, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time.

As announced on November 28, 2018, our goal is to return $1.5 billion in capital to stockholders by May 31, 2021 through dividends and share repurchases. During the three months ended November 30, 2018, we repurchased 1,144,952 shares of our common stock at a cost of approximately $75.0 million, or an average cost of $65.50 per share, under this program. During the six months ended November 30, 2018, we repurchased 1,248,398 shares of our common stock at a cost of approximately $82.0 million, or an average cost of $65.68 per share, under this program. During the three and six-month periods ended November 30, 2017, we did not repurchase any shares of our common stock under this program.

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

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2018 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Environmental Proceedings

On March 19, 2018, the U.S. EPA visited a Rust-Oleum facility and subsequently issued a citation on April 19, 2018 alleging infractions associated with the site’s operations.  Rust-Oleum entered into a Consent Agreement and Final Order with U.S. EPA associated therewith that included a penalty in the amount of $168,000, which was approved by U.S. EPA on September 26, 2018.

In June 2017, the U.S. EPA visited a Kop-Coat facility and then issued a notice of potential non-compliance with Toxic Release Inventory reporting requirements under the Emergency Planning and Community Right-to-Know Act in September 2018.  Kop-Coat is negotiating a Consent Agreement and Final Order with U.S. EPA associated therewith that includes a proposed penalty of approximately $155,000.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the second quarter of fiscal 2019:

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
September 1, 2018 through September 30, 2018	655,158	$67.34	655,158	-
October 1, 2018 through October 31, 2018	283,365	$62.64	241,396	-
November 1, 2018 through November 30, 2018	254,131	$63.01	248,398	751,602
Total - Second Quarter	1,192,654	$65.30	1,144,952	751,602

(1)

Includes 47,702 shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.'s Amended and Restated 2014 Omnibus Equity and Incentive Plan and 2007 Restricted Stock Plan.

(2)	Refer to Note 11 to the consolidated financial statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1

RPM International Inc. Amended and Restated 2014 Omnibus Equity and Incentive Plan, which is incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on August 30, 2018 (File No. 1-14187)

10.2

Credit Agreement among RPM International Inc., the other Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated October 31, 2018, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 6, 2018 (File No. 1-14187)

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

Dated: January 8, 2019