Form 10-Q
period 2019-02-28
RPM INTERNATIONAL INC/DE/
filed 2019-04-08
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019,

or

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

As of April 5, 2019 131,075,271 Shares of RPM International Inc. Common Stock were outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	February 28, 2019	May 31, 2018
Assets
Current Assets
Cash and cash equivalents	$195,169	$244,422
Trade accounts receivable (less allowances of
$54,460 and $46,344, respectively)	961,628	1,113,818
Inventories	916,361	834,461
Prepaid expenses and other current assets	226,553	278,230
Total current assets	2,299,711	2,470,931
Property, Plant and Equipment, at Cost	1,652,071	1,575,875
Allowance for depreciation	(850,019)	(795,569)
Property, plant and equipment, net	802,052	780,306
Other Assets
Goodwill	1,262,326	1,192,174
Other intangible assets, net of amortization	620,453	584,272
Deferred income taxes	21,098	21,897
Other	213,796	222,242
Total other assets	2,117,673	2,020,585
Total Assets	$5,219,436	$5,271,822
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$425,170	$592,281
Current portion of long-term debt	453,501	3,501
Accrued compensation and benefits	143,160	177,106
Accrued losses	23,424	22,132
Other accrued liabilities	224,956	211,706
Total current liabilities	1,270,211	1,006,726
Long-Term Liabilities
Long-term debt, less current maturities	2,070,717	2,170,643
Other long-term liabilities	318,969	356,892
Deferred income taxes	117,272	104,023
Total long-term liabilities	2,506,958	2,631,558
Commitments and contingencies (Note 14)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	-	-
Common stock, par value $0.01; authorized 300,000 shares; issued 142,433 and outstanding 131,544 as of February 28, 2019; issued 141,716 and outstanding 133,647 as of May 31, 2018	1,315	1,336
Paid-in capital	984,358	982,067
Treasury stock, at cost	(406,367)	(236,318)
Accumulated other comprehensive (loss)	(477,657)	(459,048)
Retained earnings	1,337,545	1,342,736
Total RPM International Inc. stockholders' equity	1,439,194	1,630,773
Noncontrolling Interest	3,073	2,765
Total equity	1,442,267	1,633,538
Total Liabilities and Stockholders' Equity	$5,219,436	$5,271,822

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018
Net Sales	$1,140,630	$1,102,677	$3,963,150	$3,763,487
Cost of Sales	694,490	663,184	2,384,999	2,200,971
Gross Profit	446,140	439,493	1,578,151	1,562,516
Selling, General and Administrative Expenses	410,871	382,972	1,300,693	1,196,980
Restructuring Charges	8,679	-	36,479	-
Interest Expense	26,525	27,459	74,058	80,628
Investment (Income), Net	(4,726)	(5,471)	(126)	(13,663)
Other Expense (Income), Net	327	(165)	4,052	(592)
Income Before Income Taxes	4,464	34,698	162,995	299,163
(Benefit) Provision for Income Taxes	(10,032)	(5,890)	29,140	45,814
Net Income	14,496	40,588	133,855	253,349
Less: Net Income Attributable to Noncontrolling Interests	306	361	677	1,243
Net Income Attributable to RPM International Inc. Stockholders	$14,190	$40,227	$133,178	$252,106
Average Number of Shares of Common Stock Outstanding:
Basic	130,105	131,178	131,019	131,195
Diluted	131,889	131,178	132,829	135,657
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.11	$0.30	$1.01	$1.90
Diluted	$0.11	$0.30	$1.00	$1.87

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018
Net Income	$14,496	$40,588	$133,855	$253,349
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	20,823	31,133	(32,111)	67,453
Pension and other postretirement benefit liability adjustments (net of tax of $711; $1,319; $2,801 and $3,576, respectively)	2,479	2,279	8,962	5,974
Unrealized gain (loss) on securities and other (net of tax of $0; $(1,070); $543 and $43, respectively)	221	(2,380)	1,183	91
Unrealized (loss) gain on derivatives	(604)	(2,137)	2,667	(5,277)
Total other comprehensive income (loss)	22,919	28,895	(19,299)	68,241
Total Comprehensive Income	37,415	69,483	114,556	321,590
Less: Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(219)	393	(14)	1,234
Comprehensive Income Attributable to RPM International Inc. Stockholders	$37,634	$69,090	$114,570	$320,356

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	February 28,	February 28,
	2019	2018
Cash Flows From Operating Activities:
Net income	$133,855	$253,349
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	71,869	61,078
Amortization	35,677	35,123
Restructuring charges, net of payments	9,296	-
Fair value adjustments to contingent earnout obligations	1,558	-
Deferred income taxes	(8,747)	(42,885)
Stock-based compensation expense	20,892	17,698
Other non-cash interest expense	1,552	4,275
Realized/unrealized losses (gains) on marketable securities	5,906	(6,833)
Loss on extinguishment of debt	3,051	-
Other	179	(71)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	152,622	138,942
(Increase) in inventory	(80,686)	(121,095)
Decrease in prepaid expenses and other current and long-term assets	11,593	14,307
(Decrease) in accounts payable	(166,951)	(112,888)
(Decrease) in accrued compensation and benefits	(32,503)	(45,873)
Increase (decrease) in accrued losses	1,578	(11,001)
(Decrease) in other accrued liabilities	(20,952)	(42,895)
Other	5,716	(483)
Cash Provided By Operating Activities	145,505	140,748
Cash Flows From Investing Activities:
Capital expenditures	(84,491)	(72,769)
Acquisition of businesses, net of cash acquired	(167,712)	(59,991)
Purchase of marketable securities	(16,644)	(139,641)
Proceeds from sales of marketable securities	67,550	97,624
Other	1,294	6,766
Cash (Used For) Investing Activities	(200,003)	(168,011)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	596,222	340,106
Reductions of long-term and short-term debt	(253,343)	(264,051)
Cash dividends	(135,535)	(125,672)
Shares repurchased and shares returned for taxes	(191,056)	(15,065)
Payments of acquisition-related contingent consideration	(3,598)	(3,825)
Other	(640)	(1,911)
Cash Provided By (Used For) Financing Activities	12,050	(70,418)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6,805)	11,570
Net Change in Cash and Cash Equivalents	(49,253)	(86,111)
Cash and Cash Equivalents at Beginning of Period	244,422	350,497
Cash and Cash Equivalents at End of Period	$195,169	$264,386
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$70,548	$69,239
Income Taxes, net of refunds	$33,859	$79,441
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of Debt to Equity	$38,239	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2018	133,647	$1,336	$982,067	$(236,318)	$(459,048)	$1,342,736	$1,630,773	$2,765	$1,633,538
Cumulative-effect adjustment upon adoption of ASU 2014-09	-	-	-	-	-	(2,834)	(2,834)	-	(2,834)
Net income	-	-	-	-	-	69,764	69,764	422	70,186
Other comprehensive (loss)	-	-	-	-	(33,978)	-	(33,978)	(258)	(34,236)
Dividends paid ($0.32 per share)	-	-	-	-	-	(42,714)	(42,714)	-	(42,714)
Other noncontrolling interest activity	-	-	-	-	-	-	-	3	3
Share repurchases under repurchase program	(103)	(1)	1	(6,994)	-	-	(6,994)	-	(6,994)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(136)	(1)	10,018	(13,587)	-	-	(3,570)	-	(3,570)
Balance at August 31, 2018	133,408	1,334	992,086	(256,899)	(493,026)	1,366,952	1,610,447	2,932	1,613,379
Net income (loss)	-	-	-	-	-	49,224	49,224	(51)	49,173
Other comprehensive (loss) income	-	-	-	-	(8,074)	-	(8,074)	91	(7,983)
Dividends paid ($0.35 per share)	-	-	-	-	-	(46,481)	(46,481)	-	(46,481)
Other noncontrolling interest activity	-	-	-	-	-	-	-	567	567
Share repurchases under repurchase program	(1,145)	(11)	11	(74,998)	-	-	(74,998)	-	(74,998)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	274	2	7,277	(2,082)	-	-	5,197	-	5,197
Convertible bond redemption	599	6	(23,029)	20,215	-	-	(2,808)	-	(2,808)
Balance at November 30, 2018	133,136	1,331	976,345	(313,764)	(501,100)	1,369,695	1,532,507	3,539	1,536,046
Net income	-	-	-	-	-	14,190	14,190	306	14,496
Other comprehensive income (loss)	-	-	-	-	23,443	-	23,443	(524)	22,919
Dividends paid ($0.35 per share)	-	-	-	-	-	(46,340)	(46,340)	-	(46,340)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(248)	(248)
Share repurchases under repurchase program	(1,571)	(16)	16	(91,230)	-	-	(91,230)	-	(91,230)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(21)	-	7,997	(1,373)	-	-	6,624	-	6,624
Balance at February 28, 2019	131,544	$1,315	$984,358	$(406,367)	$(477,657)	$1,337,545	$1,439,194	$3,073	$1,442,267

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2017	133,563	$1,336	$954,491	$(218,222)	$(473,986)	$1,172,442	$1,436,061	$2,639	$1,438,700
Net income	-	-	-	-	-	116,416	116,416	487	116,903
Other comprehensive income	-	-	-	-	44,604	-	44,604	31	44,635
Dividends paid ($0.30 per share)	-	-	-	-	-	(40,089)	(40,089)	-	(40,089)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(65)	(65)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(26)	(1)	7,465	(5,345)	-	-	2,119	-	2,119
Balance at August 31, 2017	133,537	1,335	961,956	(223,567)	(429,382)	1,248,769	1,559,111	3,092	1,562,203
Net income	-	-	-	-	-	95,463	95,463	395	95,858
Other comprehensive (loss)	-	-	-	-	(5,216)	-	(5,216)	(72)	(5,288)
Dividends paid ($0.32 per share)	-	-	-	-	-	(42,790)	(42,790)	-	(42,790)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(647)	(647)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	129	2	6,963	(6,780)	-	-	185	-	185
Balance at November 30, 2017	133,666	1,337	968,919	(230,347)	(434,598)	1,301,442	1,606,753	2,768	1,609,521
Net income	-	-	-	-	-	40,227	40,227	361	40,588
Other comprehensive income	-	-	-	-	28,864	-	28,864	31	28,895
Dividends paid ($0.32 per share)	-	-	-	-	-	(42,793)	(42,793)	-	(42,793)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(516)	(516)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	64	-	3,268	(2,941)	-	-	327	-	327
Balance at February 28, 2018	133,730	$1,337	$972,187	$(233,288)	$(405,734)	$1,298,876	$1,633,378	$2,644	$1,636,022

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three and nine month periods ended February 28, 2019 and 2018.  For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2018.

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

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

Effective June 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” and all the related amendments included within Accounting Standards Codification 606 (“ASC 606”), using the modified retrospective method of adoption.  Under the modified retrospective method, comparative periods are not restated. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied.   As a result of our adoption procedures, we determined that revenue recognition for our broad portfolio of products and services will remain largely unchanged.  Accordingly, our adoption of the new standard did not have a material impact on our overall Consolidated Financial Statements.  Refer to Note 15, “Revenue,” and Note 16, “Segment Information,” for additional information.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which provides amended guidance for certain aspects of recognition, measurement and disclosure of financial instruments. The main provisions of the standard impact how we account for changes in the fair value of our marketable securities currently classified as available-for-sale.  Unrealized gains and losses on available-for-sale equity securities are required to be recognized in earnings rather than in other comprehensive income. Our adoption of the new standard during fiscal 2019 did not have a material effect on our overall Consolidated Financial Statements. See Note 4, “Marketable Securities,” and Note 7, “Investment Expense (Income), Net,” for additional information.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In August 2018, the SEC issued Final Rule Release No. 33-10532, “Disclosure Update and Simplification,” which makes a number of changes meant to simplify interim disclosures. The new rule requires a presentation of changes in stockholders’ equity and noncontrolling interest in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. The additional elements of this release did not have a material impact on our overall Consolidated Financial Statements.  We adopted the new disclosure requirements in our Form 10-Q for the period ended February 28, 2019.

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

2020 MAP to Growth

Between May and August 2018, we approved and implemented the initial phases of a multi-year restructuring plan, the 2020 Margin Acceleration Plan (“2020 MAP to Growth”).  The initial phases of our 2020 MAP to Growth affected all of our reportable segments, as well as our corporate/nonoperating segment, and focused on margin improvement by simplifying business processes; reducing inventory categories and rationalizing SKUs; eliminating underperforming businesses; reducing headcount and working capital; and improving operating efficiency.  The majority of the activities included in the initial phases of the restructuring activities have been completed.

During the second quarter ended November 30, 2018, we formally announced the final phases of our 2020 MAP to Growth.  This multi-year restructuring is expected to increase operational efficiency while maintaining our entrepreneurial growth culture and will include three additional phases between September 2018 and December 2020.  Our execution of the 2020 MAP to Growth will continue to drive the de-layering and simplification of management and businesses associated with group realignment.  We will implement four center-led functional areas including manufacturing and operations; procurement and supply chain; information technology; and accounting and finance.

Our 2020 MAP to Growth will optimize our manufacturing facilities and will ultimately provide more efficient plant and distribution facilities.  In the first phase of the restructuring we are implementing the planned closure of twelve plants and seven warehouses.  We also expect to incur additional severance and benefit costs as part of our planned closure of these facilities.

Throughout the additional phases of our 2020 MAP to Growth initiative, we will continue to assess and find areas of improvement and cost savings.  As such, the final implementation of the aforementioned phases and total expected costs are subject to change.  In addition to the announced plan, we have continued to broaden the scope of our 2020 MAP to Growth initiative, specifically in consolidation of the general and administrative areas, potential outsourcing, as well as additional future plant closures and consolidations; the estimated costs of which have not yet been finalized.  The current total expected costs associated with this plan are outlined in the table below and decreased by approximately $10.9 million compared to our previous estimate, primarily attributable to a reduction in expected facility closure and other related costs within our industrial, consumer, and specialty segments.  These decreases were partially offset by increases in the expected severance charges within our industrial and specialty segments.  Most activities under our 2020 MAP to Growth are anticipated to be completed by the end of calendar year 2020.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the charges recorded in connection with restructuring by reportable segment during fiscal 2019 is as follows:

	Three Months Ended	Nine Months Ended	Cumulative Costs	Total Expected
(in thousands)	February 28, 2019	February 28, 2019	to Date	Costs

Industrial Segment:
Severance and benefit costs (a)	$1,263	$11,035	$13,204	$15,783
Facility closure and other related costs	3,228	4,531	5,576	9,815
Other asset write-offs	(79)	648	2,021	3,012
Total Charges	$4,412	$16,214	$20,801	$28,610

Consumer Segment:
Severance and benefit costs (b)	$620	$2,450	$8,102	$8,102
Facility closure and other related costs	1,078	1,248	6,387	8,817
Other asset write-offs	996	998	998	1,279
Total Charges	$2,694	$4,696	$15,487	$18,198

Specialty Segment:
Severance and benefit costs (c)	$1,512	$5,445	$5,445	$6,351
Facility closure and other related costs	31	31	31	2,280
Other asset write-offs	5	8	8	256
Total Charges	$1,548	$5,484	$5,484	$8,887

Corporate/Other Segment:
Severance and benefit costs (d)	$25	$10,085	$12,221	$12,657
Total Charges	$25	$10,085	$12,221	$12,657

Consolidated:
Severance and benefit costs	$3,420	$29,015	$38,972	$42,893
Facility closure and other related costs	4,337	5,810	11,994	20,912
Other asset write-offs	922	1,654	3,027	4,547
Total Charges	$8,679	$36,479	$53,993	$68,352

(a)

Current quarter and year charges of $1.3 million and $11.0 million, respectively, are associated with the elimination of 150 positions, of which 2 occurred in the current quarter.  Additionally, $0.2 million included in the current year charges are associated with the prior elimination of one position within the legal function during fiscal 2018.

(b)	Current quarter and year charges of $0.6 million and $2.5 million, respectively, are associated with the elimination of 63 positions, of which 19 occurred in the current quarter.
(c)	Current quarter and year charges of $1.5 million and $5.4 million, respectively, are associated with the elimination of 109 positions, of which 2 occurred in the current quarter.
(d)

Reflects charges related to the severance of two corporate executives, as well as accelerated vesting of equity awards for two corporate executives, four specialty segment executives and three industrial segment executives in connection with the aforementioned restructuring activities.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the activity in the restructuring reserves related to our 2020 MAP to Growth is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at November 30, 2018	$10,427	$2,535	$-	12,962
Additions charged to expense	3,420	4,337	922	8,679
Cash payments charged against reserve	(4,975)	(1,872)	-	(6,847)
Non-cash charges included above (e)	-	(6)	(922)	(928)
Balance at February 28, 2019	$8,872	$4,994	$-	$13,866

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2018	$9,957	$6,184	$1,373	$17,514
Additions charged to expense	29,015	5,810	1,654	36,479
Cash payments charged against reserve	(23,563)	(3,620)		(27,183)
Non-cash charges included above (e)	(6,537)	(3,380)	(3,027)	(12,944)
Balance at February 28, 2019	$8,872	$4,994	$-	$13,866

(e)	Non-cash charges primarily include accelerated vesting of equity awards and asset-write offs.

In connection with our 2020 MAP to Growth, during the third quarter of fiscal 2019, we incurred approximately $1.1 million and $0.8 million of inventory-related charges at our industrial and consumer segments, respectively.  During the first nine months of fiscal 2019, we incurred approximately $8.2 million and $2.1 million of inventory-related charges at our industrial and consumer segments, respectively.  The inventory-related charges are partially offset by a favorable adjustment of approximately $0.2 million to the previous write-off at our consumer segment.  All of the aforementioned inventory-related charges are recorded in cost of sales in our Consolidated Statements of Income.  These inventory charges were the result of product line and SKU rationalization initiatives in connection with our overall plan of restructuring.

NOTE 4 — MARKETABLE SECURITIES

The following tables summarize available-for-sale marketable securities held at February 28, 2019 and May 31, 2018 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
February 28, 2019
Fixed maturity:
U.S. treasury and other government	$23,642	$68	$(375)	$23,335
Corporate bonds	422	35	(8)	449
Total available-for-sale securities	$24,064	$103	$(383)	$23,784

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2018
Equity securities:
Mutual funds - foreign	$46,123	$1,839	$(1,197)	$46,765
Mutual funds - domestic	99,833	727	(2,770)	97,790
Total equity securities	145,956	2,566	(3,967)	144,555
Fixed maturity:
U.S. treasury and other government	23,562	39	(552)	23,049
Corporate bonds	432	43	(8)	467
Total fixed maturity securities	23,994	82	(560)	23,516
Total	$169,950	$2,648	$(4,527)	$168,071

Marketable securities, included in other current and long-term assets totaling $7.6 million and $16.2 million at February 28, 2019, respectively, and included in other current and long-term assets totaling $97.4 million and $70.7 million at May 31, 2018, respectively, are composed of available-for-sale securities and are reported at fair value.  We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

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

During fiscal 2019, we adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which requires gains and losses on marketable equity securities to be recognized in earnings rather than in other comprehensive income. Prior to adoption, equity securities were included in our available-for-sale portfolio and unrealized changes in fair value were recognized through other comprehensive (loss) income until realized, at which point we recorded a gain or loss on sale. As of February 28, 2019, we held approximately $89.2 million in equity securities.  Additionally, as of February 28, 2019 and May 31, 2018, we held approximately $12.4 million and $9.9 million, respectively, in trading securities in relation to our deferred compensation plan.

Gross realized gains and losses on sales of marketable securities are included in investment (income), net in the Consolidated Statements of Income.  Refer to Note 7, “Investment Expense (Income), Net,” for further details.

Summarized below are the available-for-sale securities we held at February 28, 2019 and May 31, 2018 that were in an unrealized loss position and that were included in accumulated other comprehensive (loss), aggregated by the length of time the investments had been in that position:

	February 28, 2019		May 31, 2018
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$16,582	$(383)	$106,253	$(4,527)
Unrealized losses with a loss position for less than 12 months	822	(4)	68,376	(1,570)
Unrealized losses with a loss position for more than 12 months	15,760	(379)	37,877	(2,957)

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. The unrealized losses generally relate to investments whose fair values at February 28, 2019 were less than 15% below their original cost. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at February 28, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$7,646	$7,604
One year through five years	10,718	10,522
Six years through ten years	4,749	4,684
After ten years	951	974
	$24,064	$23,784

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at February 28, 2019
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$23,335	$-	$23,335
Corporate bonds		449		449
Total available-for-sale debt securities	-	23,784	-	23,784
Trading and other equity securities:
Mutual funds - foreign		32,844		32,844
Mutual funds - domestic		68,754		68,754
Total trading and other equity securities	-	101,598	-	101,598
Contingent consideration			(21,815)	(21,815)
Total	$-	$125,382	$(21,815)	$103,567

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2018
U.S. Treasury and other government	$-	$23,049	$-	$23,049
Corporate bonds		467		467
Mutual funds - foreign		47,410		47,410
Mutual funds - domestic		107,017		107,017
Contingent consideration			(17,998)	(17,998)
Total	$-	$177,943	$(17,998)	$159,945

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During the first nine months of fiscal 2019, we paid approximately $4.7 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current period, and recorded an increase in the accrual for approximately $2.7 million and $5.8 million related to fair value adjustments and new acquisitions, respectively.  During the first nine months of fiscal 2018, we paid approximately $3.8 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during last year’s first nine months, and we increased our accrual by $0.5 million for fair value adjustments. These amounts are reported in payments of acquisition-related contingent consideration in cash flows from operations and from financing activities in the Consolidated Statements of Cash Flows.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At February 28, 2019 and May 31, 2018, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are considered to be Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of February 28, 2019 and May 31, 2018 are as follows:

	At February 28, 2019
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$195,169	$195,169
Marketable equity securities	89,234	89,234
Marketable debt securities	23,784	23,784
Long-term debt, including current portion	2,524,218	2,464,343

	At May 31, 2018
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$244,422	$244,422
Marketable equity securities	144,555	144,555
Marketable debt securities	23,516	23,516
Long-term debt, including current portion	2,174,144	2,215,458

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

Derivatives Designated as Cash Flow Hedging Instruments

We have designated certain forward contracts as hedging instruments pursuant to ASC No. 815 (“ASC 815”), “Derivatives and Hedging.” Changes in the fair value of these highly effective hedges are recorded as a component of AOCI. During the period in which a forecasted transaction affects earnings, amounts previously recorded as a component of AOCI are reclassified into earnings as a component of cost of sales.  Amounts released from AOCI and reclassified into earnings did not have a material impact on our Consolidated Financial Statements for any period presented. As of May 31, 2018 the notional amount of the forward contracts held to sell international currencies was $8.7 million, while there was no amount held at February 28, 2019.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Not Designated as Hedges

At February 28, 2019, we held one foreign currency forward contract designed to reduce our exposure to changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows.  The contract has not been designated as a hedge; therefore, the changes in fair value of the derivative are recognized in earnings as a component of other (income) expense. Amounts recognized in earnings did not have a material impact on our Consolidated Financial Statements for any period presented. As of February 28, 2019 and May 31, 2018, the notional amounts of the forward contract held to purchase foreign currencies was $33.6 million and $147.4 million, respectively.

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

The fair values of qualifying and non-qualifying instruments used in hedging transactions as of February 28, 2019 and May 31, 2018 are as follows:

(in thousands)		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	February 28, 2019	May 31, 2018
Assets:
Foreign Currency Exchange (Cash Flow)	Other Current Assets	$-	$133
Cross Currency Swap (Net Investment)	Other Current Assets	2,099	2,580
Cross Currency Swap (Net Investment)	Other Assets (Long-Term)	3,771	1,986
Liabilities:
Interest Rate Swap (Fair Value)	Other Accrued Liabilities	459	441
Cross Currency Swap (Net Investment)	Other Long-Term Liabilities	3,201	5,293
Interest Rate Swap (Fair Value)	Other Long-Term Liabilities	1,377	2,634

(in thousands)		Fair Value
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	February 28, 2019	May 31, 2018
Assets:
Foreign Currency Exchange	Other Current Assets	$87	$7
Liabilities:
Foreign Currency Exchange	Other Accrued Liabilities	-	2,985

NOTE 7 — INVESTMENT EXPENSE (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2019	2018	2019	2018
Interest (income)	$(1,076)	$(1,454)	$(2,808)	$(3,645)
Net (gain) loss on marketable securities	(1,683)	(1,935)	6,451	(6,833)
Dividend (income)	(1,967)	(2,082)	(3,769)	(3,185)
Investment (income), net	$(4,726)	$(5,471)	$(126)	$(13,663)

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net (Gain)Loss on Marketable Securities

During the third quarter of fiscal 2019, we recognized gross realized gains and losses on sales of available-for-sale securities of $0.1 million and $2.2 million, respectively.  Also during the current quarter, we recognized gross realized gains on sales of trading securities of $0.2 million and unrealized losses on trading securities of $0.1 million. For the first nine months of fiscal 2019, we recognized realized gains and losses on sales of available-for-sale securities of $0.3 million and $3.4 million, respectively, realized gains on trading securities of $0.2 million and unrealized losses on trading securities of $0.7 million.  During the three and nine-month periods ended February 28, 2019, we recognized unrealized gains of $3.7 million and unrealized losses of $2.9 million marketable equity securities.

During the third quarter of fiscal 2018, we recognized gross realized gains and losses on sales of marketable securities of $2.6 million and $0.7 million, respectively.  For the first nine months of fiscal 2018, we recognized gross realized gains and losses on sales of marketable securities of $8.6 million and $1.8 million, respectively.

NOTE 8 — OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2019	2018	2019	2018
Royalty expense, net	$88	$148	$154	$238
(Income) related to unconsolidated equity affiliates	(133)	(313)	(299)	(830)
Pension non-service costs	372	-	1,146	-
Loss on extinguishment of debt (a)		-	3,051	-
Other expense (income), net	$327	$(165)	$4,052	$(592)
(a)

In connection with the redemption of all of our outstanding 2.25% convertible senior notes in November 2018, we recognized a loss of $3.1 million, due to the fair value measurement of the instrument on the date of conversion.

NOTE 9 — INCOME TAXES

On December 22, 2017 the Tax Cuts and Jobs Act (“Act”) was enacted into law.  The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates. Generally, the more significant provisions of the Act that impacted us for the year ended May 31, 2018 included the reduction in the corporate income tax rate from 35% to 21%, the creation of a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings) and allowance for immediate capital expensing of certain qualified property.  The corporate tax rate reduction was effective for RPM as of January 1, 2018 and, accordingly, reduced our fiscal year 2018 federal statutory rate to a blended rate of approximately 29.2%. The significant provisions of the Act which impact us for fiscal 2019 include the full federal statutory rate reduction to 21% and the repeal of the domestic production activities deduction. Also effective for fiscal 2019 are provisions of the Act that subject us to current U.S. tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries and allows a benefit for foreign-derived intangible income (“FDII”).

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During our fiscal 2019 third quarter, we completed our assessment of the accounting for the impact of Act, which included analysis based on related legislative updates and technical interpretations of the Act.  As a result, and consistent with SAB 118, during the three months ended February 28, 2019 we recorded a net discrete income tax benefit of $8.1 million, which was comprised of a $6.3 million benefit for the re-measurement of certain U.S. deferred tax assets and liabilities and a $1.8 million benefit resulting from the reduction of the transition tax on unremitted earnings from foreign subsidiaries. No other SAB 118 adjustments for the impact of the Act were recorded this fiscal year.

We have estimated the tax impact related to GILTI and FDII for the year ended May 31, 2019 and included such impact in the estimated annual effective tax rate. The impact of GILTI and FDII was not material for the nine months ended February 28, 2019.

The effective income tax benefit rate of 224.7% for the three months ended February 28, 2019 compares to the effective income tax benefit rate of 17.0% for the three months ended February 28, 2018. The effective income tax benefit rate of 224.7% for the three months ended February 28, 2019 reflects variances from the 21% statutory rate due primarily to the favorable impact of $12.7 million of net discrete tax benefits recorded during the quarter and the amplified impact of those tax benefits on the relatively low level of pre-tax earnings. The $12.7 million net discrete benefits recorded are primarily comprised of the net $8.1 million benefit resulting from completion of our SAB 118 accounting for the impact of the Act and the release certain income tax reserves for uncertain tax positions.  The 17.0% effective income tax benefit rate for the three months ended February 28, 2018 reflects variances from the blended fiscal year 2018 statutory rate of 29.2% due primarily to the cumulative favorable impact of the statutory rate reduction from 35% to 29.2% which occurred during that prior period. Additionally, the 17.0% effective income tax benefit rate reflects a $1.4 million discrete tax benefit related to an adjustment to the net provisional estimate of the Act as recorded in the prior period and consistent with SAB 118.

The effective income tax rate of 17.8% for the nine months ended February 28, 2019 compares to the effective income tax rate of 15.3% for the nine months ended February 28, 2018. The effective income tax rate for the nine months ended February 28, 2019 reflects variances from the 21% statutory rate due primarily to $16.5 million of net discrete tax benefits, which are comprised of the $12.7 million net tax benefit described above with the remaining balance being recorded in the prior quarters of this fiscal year. These discrete tax benefits were partially offset primarily by the unfavorable impact of state and local taxes and incremental valuation allowances associated with certain foreign net operating losses. The effective income tax rate for the nine months ended February 28, 2018 reflects variances from the 29.2% statutory rate primarily due to $27.0 million in discrete tax benefits recorded in connection with foreign tax credit planning and the implementation of a foreign legal entity restructuring and corresponding planning strategy.

Our deferred tax liability for unremitted foreign earnings was adjusted to $19.9 million as of May 31, 2018. The $19.9 million deferred tax liability represented our estimate of the foreign tax cost associated with the remittance of $549.8 million of foreign earnings that are not considered to be permanently reinvested. As of February 28, 2019, the amount of these earnings have been modified to approximately $423.4 million and the related deferred tax liability, which represents the estimated tax cost to repatriate these earnings, was adjusted to $19.2 million to reflect the impact of foreign exchange.  The reduction to the earnings amounts no longer permanently reinvested is due principally to distributions made during this fiscal year, which were not subject to foreign withholding taxes.

We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of February 28, 2019.  Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were remitted to us as dividends.

NOTE 10 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

	February 28, 2019	May 31, 2018
(In thousands)
Raw material and supplies	$309,108	$288,201
Finished goods	607,253	546,260
Total Inventory, Net of Reserves	$916,361	$834,461

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. As announced on November 28, 2018, our goal is to return $1.5 billion in capital to stockholders by May 31, 2021 through dividends and share repurchases.  As a result, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three months ended February 28, 2019, we repurchased 1,570,647 shares of our common stock at a cost of approximately $91.2 million, or an average cost of $58.08 per share, under this program.  During the nine months ended February 28, 2019, we repurchased 2,819,045 shares of our common stock at a cost of approximately $173.2 million, or an average cost of $61.45 per share, under this program.

NOTE 12 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine-month periods ended February 28, 2019 and 2018.  For the three and nine months ended February 28, 2019 and 2018, basic earnings per share were calculated using the two-class method.  For the three and nine months ended February 28, 2019, diluted earnings per share was calculated using the treasury method.  For the three months ended February 28, 2018, basic weighted-average shares outstanding and basic net income available to common shareholders and basic weighted average common shares were used in calculating diluted earnings per share under the two-class method, as that method resulted in the most-dilutive earnings per share.  For the nine months ended February 28, 2018, diluted earnings per share was calculated using the two-class method.

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands, except per share amounts)	2019	2018	2019	2018
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$14,190	$40,227	$133,178	$252,106
Less: Allocation of earnings and dividends to participating securities	(109)	(530)	(996)	(3,373)
Net income available to common shareholders - basic	14,081	39,697	132,182	248,733
Add: Undistributed earnings reallocated to unvested shareholders				7
Add: Allocation of earnings and dividends to participating securities	109		996
Add: Income effect of contingently issuable shares				4,351
Net income available to common shareholders - diluted	$14,190	$39,697	$133,178	$253,091
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	130,105	131,178	131,019	131,195
Average diluted options and awards	1,784		1,810	540
Additional shares issuable assuming conversion of convertible securities (1)				3,922
Total shares for diluted earnings per share (2)	131,889	131,178	132,829	135,657
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.11	$0.30	$1.01	$1.90
Diluted Earnings Per Share of Common Stock	$0.11	$0.30	$1.00	$1.87

(1)

Represents the number of shares that would have been issued if our contingently convertible notes had been converted.  We included these shares in the calculation of diluted EPS as the conversion of the notes were eligible to be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.  On November 27, 2018, we redeemed all of our 2.25% convertible senior notes due 2020, primarily for cash, but also issued 598,601 shares of our common stock in the transaction.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)

Restricted shares totaling 429,750 and 323,000 for the three and nine months ended February 28, 2019, respectively, and restricted shares totaling 48,212 for the three and nine months ended February 28, 2018 were excluded from the calculation of diluted earnings per share because the grant price of the restricted shares exceeded the average market price of the shares during the period and their effect, accordingly, would have been anti-dilutive. In addition, stock appreciation rights (SARs) totaling  890,000 for the three and nine months ended February 28, 2019 and 600,000 for the three and nine months ended February 28, 2018, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 13 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans.  The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and nine months ended February 28, 2019 and 2018:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	February 28,	February 28,	February 28,	February 28,
Pension Benefits	2019	2018	2019	2018
(In thousands)
Service cost	$9,382	$9,465	$1,219	$1,175
Interest cost	5,497	4,379	1,399	1,145
Expected return on plan assets	(8,467)	(8,086)	(2,051)	(1,978)
Amortization of:
Prior service cost (credit)	29	29	(8)	(6)
Net actuarial losses recognized	3,272	3,618	319	451
Net Periodic Benefit Cost	$9,713	$9,405	$878	$787

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	February 28,	February 28,	February 28,	February 28,
Postretirement Benefits	2019	2018	2019	2018
(In thousands)
Service cost	$-	$-	$392	$311
Interest cost	48	43	291	224
Amortization of:
Prior service (credit)	(55)	(55)
Net actuarial (gains) losses recognized	(6)	6	115	79
Net Periodic Benefit (Credit) Cost	$(13)	$(6)	$798	$614

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
Pension Benefits	2019	2018	2019	2018
(In thousands)
Service cost	$28,146	$28,395	$3,657	$3,525
Interest cost	16,491	13,137	4,197	3,435
Expected return on plan assets	(25,401)	(24,258)	(6,153)	(5,934)
Amortization of:
Prior service cost (credit)	87	87	(24)	(18)
Net actuarial losses recognized	9,816	10,854	957	1,353
Net Periodic Benefit Cost	$29,139	$28,215	$2,634	$2,361

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
Postretirement Benefits	2019	2018	2019	2018
(In thousands)
Service cost	$-	$-	$1,176	$933
Interest cost	144	129	873	672
Amortization of:
Prior service (credit)	(165)	(165)	-	-
Net actuarial (gains) losses recognized	(18)	18	345	237
Net Periodic Benefit (Credit) Cost	$(39)	$(18)	$2,394	$1,842

Due to slightly higher discount rates and increased asset values, offset by higher interest cost and lump sum mortality rates, net periodic pension and postretirement cost for fiscal 2019 is slightly higher than to our fiscal 2018 expense level. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. We previously disclosed in our financial statements for the fiscal year ended May 31, 2018 that we expected to contribute approximately $1.3 million to our retirement plans in the U.S. and approximately $8.1 million to plans outside the U.S. during the current fiscal year.  However, during February 2019 we contributed an additional $56.5 million to the RPM Retirement Plan in the U.S., which increases our total expected U.S. contributions to $57.8 million for the current fiscal year.

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

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at February 28, 2019, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a reduction of sales, as a component of cost of sales, or within selling, general and administrative expense.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018
	(In thousands)
Beginning Balance	$9,863	$14,457	$11,721	$19,149
Deductions (1)	(4,283)	(5,776)	(17,557)	(20,447)
Provision charged to expense	4,091	2,540	15,507	12,519
Ending Balance	$9,671	$11,221	$9,671	$11,221

(1)	Primarily claims paid during the year.

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

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  Both we and our General Counsel filed motions to dismiss the complaint on February 24, 2017.  Those motions to dismiss the complaint were denied by the Court on September 29, 2017.  We and our General Counsel filed answers to the complaint on October 16, 2017.  Formal discovery commenced in January 2018 and is ongoing.  The parties have engaged in written discovery, and depositions of fact witnesses began in September 2018.  Further depositions scheduled in January 2019 were put on hold due to the U.S. government shutdown.  The Court recently granted a joint motion to modify the case schedule in light of the delay resulting from the U.S. government shutdown, and set deadlines including May 10, 2019 for discovery, July 19, 2019 for our and our General Counsel’s dispositive motions, September 13, 2019 for the SEC’s oppositions and cross-dispositive motions, October 11, 2019 for our and our General Counsel’s reply briefs and cross-oppositions, and November 8, 2019 for the SEC’s cross-reply brief.  We intend to continue to contest the allegations in the complaint vigorously.

Also in connection with the foregoing, a stockholder derivative action was filed in the United States District Court, Northern District of Ohio, Eastern Division, against certain of our directors and officers. The court has stayed this stockholder derivative action pending the completion of the SEC enforcement action.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 – REVENUE

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives.  We disaggregate revenues from the sales of our products and services based upon geographical location by each of our reportable segments, which are aligned by similar economic factors, trends and customers, which best depict the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  See Note 16, “Segment Information,” for further details regarding our disaggregated revenues as well as a description of each of the unique revenue streams related to each of our three reportable segments.

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

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Accounts receivable, net of allowances, and net contract assets (liabilities) consisted of the following:

	February 28, 2019	November 30, 2018	$ Change	% Change
(In thousands, except percents)
Accounts receivable, less allowance	$961,628	$1,013,030	$(51,402)	-5.1%

Contract assets	$11,204	$15,955	$(4,751)	-29.8%
Contract liabilities - short-term	(24,697)	(23,454)	(1,243)	5.3%
Net Contract Liabilities	$(13,493)	$(7,499)	$(5,994)	79.9%

	February 28, 2019	May 31, 2018	$ Change	% Change
(In thousands, except percents)
Accounts receivable, less allowance	$961,628	$1,113,818	$(152,190)	-13.7%

Contract assets	$11,204	$18,212	$(7,008)	-38.5%
Contract liabilities - short-term	(24,697)	(23,335)	(1,362)	5.8%
Net Contract Liabilities	$(13,493)	$(5,123)	$(8,370)	163.4%

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. The $6.0 million change in our net contract liabilities from November 30, 2018 to February 28, 2019 and the $8.4 million change in our net contract liabilities from May 31, 2018 to February 28, 2019 resulted primarily from the seasonality associated with construction jobs in progress during peak summer months versus later in the calendar year, as well as the timing of revenue recognition under the new standard.  We also record long-term deferred revenue, which amounted to $64.7 million and $64.1 million as of February 28, 2019 and May 31, 2018, respectively.  The long-term portion of deferred revenue is related to assurance type warranty contracts and is included in other long-term liabilities in our consolidated balance sheets.

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

NOTE 16 — SEGMENT INFORMATION

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

Three Months Ended February 28, 2019	Industrial Segment	Consumer Segment	Specialty Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$299,442	$304,184	$137,181	$740,807
Foreign
Canada	40,378	21,404	8,211	69,993
Europe	154,753	43,888	21,060	219,701
Latin America	44,420	6,781	306	51,507
Asia Pacific	28,415	6,904	7,987	43,306
Other Foreign	13,481	1,835	-	15,316
Total Foreign	281,447	80,812	37,564	399,823
Total	$580,889	$384,996	$174,745	$1,140,630

Three Months Ended February 28, 2018	Industrial Segment	Consumer Segment	Specialty Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$277,374	$280,422	$137,863	$695,659
Foreign
Canada	40,006	19,421	3,144	62,571
Europe	155,127	46,997	20,929	223,053
Latin America	50,763	6,946	332	58,041
Asia Pacific	29,021	7,643	7,829	44,493
Other Foreign	16,919	1,941	-	18,860
Total Foreign	291,836	82,948	32,234	407,018
Total	$569,210	$363,370	$170,097	$1,102,677

Nine Months Ended February 28, 2019	Industrial Segment	Consumer Segment	Specialty Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$1,118,016	$1,021,933	$452,918	$2,592,867
Foreign
Canada	163,141	73,813	32,058	269,012
Europe	526,962	159,118	70,041	756,121
Latin America	136,905	20,183	976	158,064
Asia Pacific	87,626	21,735	23,559	132,920
Other Foreign	48,180	5,986	-	54,166
Total Foreign	962,814	280,835	126,634	1,370,283
Total	$2,080,830	$1,302,768	$579,552	$3,963,150

Nine Months Ended February 28, 2018	Industrial Segment	Consumer Segment	Specialty Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$1,038,594	$920,714	$444,424	$2,403,732
Foreign
Canada	166,056	69,658	16,253	251,967
Europe	517,303	164,678	69,553	751,534
Latin America	145,315	20,582	1,085	166,982
Asia Pacific	84,087	24,251	24,344	132,682
Other Foreign	50,528	6,062	-	56,590
Total Foreign	963,289	285,231	111,235	1,359,755
Total	$2,001,883	$1,205,945	$555,659	$3,763,487

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018
	(In thousands)
Income (Loss) Before Income Taxes
Industrial Segment	$11,368	$17,804	$134,818	$174,402
Consumer Segment	23,212	29,123	115,747	146,576
Specialty Segment	17,147	22,792	74,927	90,398
Corporate/Other	(47,263)	(35,021)	(162,497)	(112,213)
Consolidated	$4,464	$34,698	$162,995	$299,163

NOTE 17 — SUBSEQUENT EVENTS

As of April 8, 2019, we have repurchased 467,862 shares of RPM common stock since February 28, 2019, at a cost of approximately $27.0 million, or an average of $57.71, under the stock repurchase program described in Note 11.

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

Goodwill

Our annual goodwill impairment analysis for fiscal 2018 did not result in any indicators of impairment.  Should the future earnings and cash flows at our reporting units decline and/or discount rates increase, future impairment charges to goodwill and other intangible assets may be required.

In connection with our 2020 MAP to Growth initiatives, during the current quarter ended February 28, 2019, we changed the composition of certain of our reporting units that are included in our industrial reportable segment.  Accordingly, we performed an interim impairment test for each reporting unit that changed in accordance with ASC 350, “Intangibles – Goodwill and Other.”  Our assessment for the quarter ended February 28, 2019 did not indicate the presence of any goodwill impairment for any of the reporting units tested.  However, the interim impairment test for our Construction Products Group – Europe, which has approximately $125.0 million of goodwill, resulted in an excess of fair value over carrying value of approximately 9% using the income approach.  We will continue to monitor the performance of this reporting unit in fiscal 2019.  If the timing of projected economic recovery in Europe and planned improvements in operational efficiencies for these businesses are not achieved, impairment of intangible assets, including goodwill, and other long-lived assets, could result.

A comprehensive discussion of the accounting policies and estimates that are the most critical to our financial statements are set forth in our Annual Report on Form 10-K for the year ended May 31, 2018.  Other than our June 1, 2018 adoption of ASC 606, which is more fully described in Note 15, “Revenue,” and changes outlined in Note 2, “New Accounting Pronouncements,” there have been no significant changes in critical accounting policies or estimates since May 31, 2018.

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

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018
	(In thousands)
Net Sales
Industrial Segment	$580,889	$569,210	$2,080,830	$2,001,883
Consumer Segment	384,996	363,370	1,302,768	1,205,945
Specialty Segment	174,745	170,097	579,552	555,659
Consolidated	$1,140,630	$1,102,677	$3,963,150	$3,763,487
Income Before Income Taxes (a)
Industrial Segment
Income Before Income Taxes (a)	$11,368	$17,804	$134,818	$174,402
Interest (Expense), Net (b)	(2,556)	(2,505)	(7,366)	(7,572)
EBIT (c)	$13,924	$20,309	$142,184	$181,974
Consumer Segment
Income Before Income Taxes (a)	$23,212	$29,123	$115,747	$146,576
Interest (Expense), Net (b)	(102)	(154)	(374)	(493)
EBIT (c)	$23,314	$29,277	$116,121	$147,069
Specialty Segment
Income Before Income Taxes (a)	$17,147	$22,792	$74,927	$90,398
Interest Income, Net (b)	123	86	286	284
EBIT (c)	$17,024	$22,706	$74,641	$90,114
Corporate/Other
(Expense) Before Income Taxes (a)	$(47,263)	$(35,021)	$(162,497)	$(112,213)
Interest (Expense), Net (b)	(19,264)	(19,415)	(66,478)	(59,184)
EBIT (c)	$(27,999)	$(15,606)	$(96,019)	$(53,029)
Consolidated
Net Income	$14,496	$40,588	$133,855	$253,349
Add: (Benefit) Provision for Income Taxes	(10,032)	(5,890)	29,140	45,814
Income Before Income Taxes (a)	4,464	34,698	162,995	299,163
Interest (Expense), Net (b)	(21,799)	(21,988)	(73,932)	(66,965)
EBIT (c)	$26,263	$56,686	$236,927	$366,128

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles ("GAAP") in the U.S., to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2019

Net Sales  Consolidated net sales of $1,140.6 million for the third quarter of fiscal 2019 grew by approximately 3.4% from net sales of $1,102.7 million for last year’s third quarter. Acquisitions added 2.1%, while organic sales, which include the impact of price and volume, improved by 4.3%.  Consolidated net sales for the quarter also reflect an unfavorable foreign exchange impact of 3.0%.

Industrial segment net sales for the current quarter grew by 2.1% to $580.9 million, from net sales of $569.2 million during the same period a year ago. The improvement resulted from recent acquisitions, which contributed 1.3% to net sales during the current quarter, and organic growth, which contributed 4.8% during the quarter, driven mainly by the recovery of our industrial coatings business. Unfavorable foreign exchange impacted industrial segment net sales by 4.0% during the current quarter.

Consumer segment net sales for the quarter grew by 6.0% to $385.0 million, from $363.4 million during last year’s third quarter.  Recent acquisitions provided 2.7% of the growth in net sales, while organic growth provided 5.3%, during the current quarter, driven primarily by new accounts and market share gains.  Unfavorable foreign currency impacted net sales in the consumer segment by 2.0% during the current quarter versus the same period a year ago.

Specialty segment net sales for the quarter grew by 2.7% to $174.7 million, from $170.1 million during last year’s third quarter. Recent acquisitions provided 3.4% of the growth in net sales, while organic growth provided 0.6% during the current quarter.  Organic growth in net sales was driven by increases in fluorescent pigments and marine coatings businesses.  Foreign currency had an unfavorable impact on specialty segment net sales for the quarter by 1.3%.

Gross Profit Margin  Our consolidated gross profit margin of 39.1% of net sales for the third quarter of fiscal 2019 compares to a consolidated gross profit margin of 39.9% for the comparable period a year ago. This gross profit decline of approximately 0.8% of net sales primarily reflects current-quarter margins that were burdened by the impact of overall higher raw material costs for approximately 120 basis points (“bps”), which partially offset selling price increases.  Additionally, in relation to our restructuring initiatives undertaken during fiscal 2018 and continuing into the third quarter of fiscal 2019, as further described in Note 3, “Restructuring,” inventory-related charges totaling 20 bps impacted the current-quarter gross profit margin, which mainly included product line rationalization at our industrial segment.  The remainder of the decline in gross profit margin of approximately 50 bps, resulted from an unfavorable mix of product sold versus last year.  Recent changes in international trade duties and policies could materially impact the cost of our raw materials.  Specifically, recently imposed tariffs, including tariffs on steel imports into the U.S., will likely have an unfavorable impact on the cost of our cans and packaging.

Selling, General and Administrative Expenses (“SG&A”)  Our consolidated SG&A expense during the current period was $27.9 million higher versus the same period last year, and increased to 36.0% of net sales from 34.8% of net sales for the prior year quarter.  During the third quarter of fiscal 2019, we continued our 2020 MAP to Growth.  In connection with this plan, we incurred ERP implementation and consolidation expenses and professional fees in connection with implementing our 2020 MAP to Growth initiative totaling approximately $9.0 million.  Additional SG&A expense incurred from companies acquired during the previous 12 months approximated $8.2 million during the third quarter of fiscal 2019.  There was also higher advertising and distribution expense on higher sales volume during the third quarter of fiscal 2019.

Our industrial segment SG&A was approximately $5.2 million higher for the third quarter of fiscal 2019 versus the comparable prior year period and increased as a percentage of net sales, mainly due to increases in warranty and commission expense, as well as an unfavorable swing in transactional foreign exchange, slightly offset by a decrease as a result in a reduction in workforce.  Further contributing to these increases was approximately $0.9 million of additional SG&A expense generated from companies acquired during the past 12 months.

Our consumer segment SG&A increased by approximately $9.2 million during the third quarter of fiscal 2019 versus the same period last year, and increased as a percentage of net sales.  This was primarily attributable to higher distribution and advertising expenses when compared to the prior year quarter, as well as approximately $3.8 million of additional SG&A expense generated from companies acquired during the past 12 months.

Our specialty segment SG&A was approximately $1.5 million higher during the third quarter of fiscal 2019 versus the comparable prior year period, but remained fairly flat as a percentage of net sales.  The increase in SG&A expense is mainly attributable to the $3.5 million of additional SG&A expense generated from recent acquisitions, the ERP consolidation plan associated with our 2020 MAP to Growth and increased promotional expenses related to new product initiatives.

SG&A expenses in our corporate/other category of $27.6 million during the third quarter of fiscal 2019 increased by $12.0 million from $15.6 million recorded during last year’s third quarter, resulting primarily from professional fees in connection with our 2020 MAP to Growth initiative, which approximated $7.4 million.  Additionally, in last year’s third quarter, we reversed $3.4 million of long-term incentive compensation when it became clear that the targeted goals would not be reached.

We recorded total net periodic pension and postretirement benefit costs of $11.4 million and $10.8 million for the third quarter of fiscal 2019 and 2018, respectively. The $0.6 million increase in pension expense resulted from an approximate $1.4 million increase in interest cost, partially offset by the combination of lower net actuarial losses recognized during the current quarter versus last year’s third quarter for approximately $0.4 million and a higher expected return on increased plan assets during the current quarter versus the same period last year for approximately $0.4 million. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Restructuring Charges  We recorded restructuring charges of $8.7 million during the third quarter of fiscal 2019, which were the result of our continued implementation of a multi-year restructuring plan, our 2020 MAP to Growth, which focuses upon strategic shifts in operations across our entire business.  On a consolidated basis, we incurred $3.4 million of severance and benefit costs, $4.3 million of facility closure and other related costs, and $0.9 million of other asset write-offs during the period.  These charges were associated with closures of certain facilities as well as the elimination of duplicative headcount and infrastructure associated with certain of our businesses.

We expect to incur approximately $14.4 million of future additional charges in relation to this initiative.  These additional charges include approximately $8.9 million of facility closure and other related charges, $3.9 million of severance and benefit costs, as well as $1.6 million of other asset write-offs.  We expect these charges to be incurred by the end of calendar year 2020, upon which we expect to achieve an annualized pretax savings of approximately $290 million per year.  Additionally, upon the completion of this initiative, we have targeted $30.0 million of improvement of working capital, and believe that, assuming 3% organic growth and approximately $150 million to $200 million annually in acquisitions of businesses, our fiscal year 2021 cash flow from operations will improve to approximately $872.0 million.  In addition, we have continued to assess and find areas of improvement and cost savings as part of our 2020 MAP to Growth restructuring plan.  As such, the final implementation and expected costs of our plan are subject to change.  Most notably, we have broadened the scope of our announced plan to include the consolidation of the general and administrative areas, potential outsourcing, as well as additional future plant closures and consolidations; the estimated future costs of which have not yet been established.  See Note 3, “Restructuring,” to the consolidated financial statements, for further detail surrounding our 2020 MAP to Growth restructuring plan.

Interest Expense  Interest expense was $26.5 million for the third quarter of fiscal 2019 versus $27.5 million for the same period a year ago. Excluding acquisition-related borrowings, which carried higher average interest financing costs, lower average borrowings quarter over quarter decreased interest expense by approximately $4.7 million during the third quarter of fiscal 2019 when compared to the prior year quarter.  Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s third quarter by approximately $1.8 million versus the same period a year ago.  Higher interest rates, which averaged 4.61% overall for the third quarter of fiscal 2019 compared with 4.37% for the same period of fiscal 2018, increased interest expense by approximately $1.9 million during the current quarter versus the same period last year.

Investment (Income), Net  Net investment income of approximately $4.7 million for the third quarter of fiscal 2019 compares to net investment income of $5.5 million during the same period last year.  Dividend and interest income totaled $3.0 million and $3.6 million for the third quarter of fiscal 2019 and 2018, respectively.  Net gains on marketable securities totaled $1.7 million during the third quarter of fiscal 2019, while there were net realized gains of $1.9 million during the same period a year ago.

Income Before Income Taxes (“IBT”)  Our consolidated pretax income for the third quarter of fiscal 2019 of $4.5 million compares with pretax income of $34.7 million for the same period a year ago.

Our industrial segment had IBT of $11.4 million, or 2.0% of net sales, for the quarter ended February 28, 2019, versus IBT of $17.8 million, or 3.1% of net sales, for the same period a year ago. Our industrial segment results reflect increased sales volume, which were offset by the impact from higher raw material costs, warranty expense, and restructuring charges.  Our consumer segment IBT approximated $23.2 million, or 6.0% of net sales, for the third quarter of fiscal 2019, versus the prior year third quarter pretax income of $29.1 million, or 8.1% of net sales.  The current quarter result includes market share gains, as demonstrated by the increase in sales volume, which were more than offset by rising raw material costs, advertising, distribution and restructuring charges.  Our specialty segment had pretax income of $17.1 million, or 9.8% of net sales for the quarter ended February 28, 2019, versus pretax income of $22.8 million, or 13.4% of net sales, for the same period a year ago, reflecting rising raw material costs and the costs associated with restructuring, the ERP consolidation plan and new product initiatives.

Income Tax Rate  On December 22, 2017 the Act was enacted into law.  The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates. Generally, the more significant provisions of the Act that impacted us for the year ended May 31, 2018 included the reduction in the corporate income tax rate from 35% to 21%, the creation of a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings) and allowance for immediate capital expensing of certain qualified property.  The corporate tax rate reduction was effective for RPM as of January 1, 2018 and, accordingly, reduced our fiscal year 2018 federal statutory rate to a blended rate of approximately 29.2%. The significant provisions of the Act which impact us for fiscal 2019 include the full federal statutory rate reduction to 21% and the repeal of the domestic production activities deduction. Also effective for our fiscal 2019 are provisions of the Act that subject us to current U.S. tax on GILTI earned by certain foreign subsidiaries and allows a benefit for FDII.

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

During the three months ended February 28, 2019 we recorded a net discrete income tax benefit of $8.1 million. Refer to Note 9, “Income Taxes,” to the Consolidated Financial Statements for additional disclosures and discussion regarding the Act, the provisional income tax expense recorded as of May 31, 2018 and our completion of the SAB 118 accounting for the Act during this fiscal 2019 third quarter.

The effective income tax benefit rate of 224.7% for the three months ended February 28, 2019 compares to the effective income tax benefit rate of 17.0% for the three months ended February 28, 2018. The effective income tax benefit rate of 224.7% for the three months ended February 28, 2019 reflects variances from the 21% statutory rate due primarily to the favorable impact of $12.7 million of net discrete tax benefits recorded during the quarter and the amplified impact of those tax benefits on the relatively low level of pre-tax earnings. The $12.7 million net discrete tax benefits recorded are primarily comprised of the net $8.1 million benefit resulting from completion of our SAB 118 accounting for the impact of the Act and the release of certain income tax reserves for uncertain tax positions.   The effective income tax benefit rate of 17.0% for the three months ended February 28, 2018 reflects variances from the blended fiscal year 2018 statutory rate of 29.2% due primarily to the cumulative favorable impact of the statutory rate reduction from 35% to 29.2% which occurred during that prior period. Additionally, the 17.0% effective income tax benefit rate reflects a $1.4 million discrete tax benefit related to an adjustment to the net provisional estimate of the Act as recorded in the prior period and consistent with SAB 118.

Net Income  Net income of $14.5 million for the quarter ended February 28, 2019 compares to net income of $40.6 million for the comparable prior year period.  Net loss attributable to noncontrolling interests approximated $0.3 million for the third quarter of fiscal 2019, which compared to net income attributable to noncontrolling interests of $0.4 million for the same period in fiscal 2018.  Net income attributable to RPM International Inc. stockholders for the third quarter of fiscal 2019 was $14.2 million, or 1.2% of consolidated net sales, which compared to net income of $40.2 million, or 36% of consolidated net sales for the comparable prior year period.

Diluted earnings per share of common stock for the quarter ended February 28, 2019 of $0.11 compares with diluted earnings per share of common stock of $0.30 for the quarter ended February 28, 2018.

Nine Months Ended February 28, 2019

Net Sales  Consolidated net sales of $3,963.2 million for the first nine months of fiscal 2019 grew by approximately 5.3% from net sales of $3,763.5 million for last year’s first nine months. Acquisitions added 2.1%, while organic sales, which include the impact of price and volume, improved by 5.1%.  Consolidated net sales for this year’s first nine months also reflects an unfavorable foreign exchange impact of 1.9%.

Industrial segment net sales for this year’s first nine months grew by 3.9% to $2,080.8 million, from net sales of $2,001.9 million during the same period a year ago. The improvement resulted from recent acquisitions, which contributed 1.5% to net sales during this year’s first nine months, and organic growth, which contributed 5.0% during the current period, driven mainly by our North American commercial sealants and concrete admixture businesses, in addition to the recovery of our industrial coatings business. Unfavorable foreign exchange impacted industrial segment net sales by 2.6% during the current period.

Consumer segment net sales for this year’s first nine months grew by 8.0% to $1,302.7 million, from $1,205.9 million during last year’s first nine months.  Recent acquisitions provided 2.4% of the growth in net sales, while organic growth provided 7.0%, during the current period, driven primarily by new accounts and market share gains.  Unfavorable foreign currency impacted net sales in the consumer segment by 1.4% during this year’s first nine months versus the same period a year ago.

Specialty segment net sales for this year’s first nine months grew by 4.3% to $579.7 million, from $555.7 million during last year’s first nine months. Recent acquisitions provided 4.3% of the growth in net sales, while organic growth provided 1.7% during the current period, despite the decrease in our businesses serving the water damage restoration and equipment markets, which came as a result of more damaging hurricane activity during the first nine months of fiscal 2018.  Organic growth in net sales was driven by our businesses providing fluorescent colorants, marine coatings, and decorative and protective wood coatings businesses.  Foreign currency had an unfavorable impact on specialty segment net sales for the period by 0.7%.

Gross Profit Margin  Our consolidated gross profit margin of 39.8% of net sales for the first nine months of fiscal 2019 compares to a consolidated gross profit margin of 41.5% for the comparable period a year ago. This gross profit decline of approximately 1.7% of net sales primarily reflects current-period margins that were burdened by the impact of overall higher raw material costs for approximately 140 bps, which partially offset selling price increases.  Additionally, in relation to our restructuring initiatives undertaken during the fourth quarter of fiscal 2018 and continuing into the first nine months of fiscal 2019, as further described in Note 3, “Restructuring,” inventory-related charges totaling 30 bps impacted the current-year gross profit margin, which mainly included product line rationalization at our industrial segment.  We anticipate that rising raw material prices will continue to trend upward due to higher petrochemical costs, rising global demand and recent changes in international trade duties and policies, which could materially impact the cost of our raw materials.  Specifically, recently imposed tariffs, including tariffs on steel imports into the U.S., will likely have an unfavorable impact on the cost of our cans and packaging.

SG&A  Our consolidated SG&A expense during the first nine months of fiscal 2019 was $103.7 million higher versus the same period last year, and increased to 32.8% of net sales from 31.8% of net sales for the comparable prior period.  During the first nine months of fiscal 2019, we continued our 2020 MAP to Growth.  In connection with this plan, we incurred ERP implementation and consolidation expenses, increases in allowances for doubtful accounts, and professional fees in connection with our 2020 MAP to Growth initiative and the negotiation of a cooperation agreement with an activist stockholder totaling approximately $27.4 million.  Also, during the first nine months of fiscal 2019, we incurred higher costs of approximately $10.0 million related to unfavorable legal settlements and associated legal fees when compared to the prior year period.  Additional SG&A expense incurred from companies acquired during the previous 12 months approximated $22.0 million during the first nine months of fiscal 2019.  There was also higher distribution and commission expense on higher sales volume during the first nine months of fiscal 2019, in addition to higher bad debt and advertising expense when compared to the prior year period.  Finally, transactional foreign exchange resulted in an unfavorable variance of approximately $2.4 million compared to the prior year period.

Our industrial segment SG&A was approximately $26.8 million higher for the first nine months of fiscal 2019 versus the comparable prior year period and increased as a percentage of net sales, mainly due to the increased allowance for doubtful accounts associated with accounts deemed uncollectible as a result of changes in our market and leadership strategy, which approximated $6.7 million.  Additionally, there was also higher distribution expense and unfavorable transactional foreign exchange.  SG&A expense generated from companies acquired during the past 12 months approximated $5.8 million.

Our consumer segment SG&A increased by approximately $39.3 million during the first nine months of fiscal 2019 versus the same period last year, and increased as a percentage of net sales.  This was primarily attributable to the combined impact of unfavorable legal settlements and associated legal fees incurred during the first nine months of fiscal 2019, which totaled approximately $10.0 million.  Additional SG&A expense from recent acquisitions approximated $9.4 million during the current year period.  Additionally, there was higher distribution expense on higher sales volume, as well as higher advertising expense when compared to the prior year.

Our specialty segment SG&A was approximately $8.8 million higher during the first nine months of fiscal 2019 versus the comparable prior year period and increased slightly as a percentage of net sales.  The increase in SG&A expense is mainly attributable to $6.7 million of additional SG&A from recent acquisitions, the ERP consolidation plan associated with our 2020 MAP to Growth, increased distribution costs and increased expenses related to new product initiatives.

SG&A expenses in our corporate/other category of $81.8 million during the first nine months of fiscal 2019 increased by $28.8 million from $53.0 million recorded during last year’s first nine months, resulting primarily from professional fees in connection with our 2020 MAP to Growth initiative and the negotiation of an activist shareholder cooperation agreement, which approximated $16.9 million.  Additionally, there were increases in pension expense, hospitalization costs and legal fees.  Finally, in the prior year, we reversed out $3.4 million of long-term incentive compensation when it became clear that the targeted goals would not be reached.

We recorded total net periodic pension and postretirement benefit costs of $34.1 million and $32.4 million for the first nine months of fiscal 2019 and 2018, respectively. The $1.7 million increase in pension expense resulted from an approximate $4.4 million increase in interest cost, partially offset by the combination of lower net actuarial losses recognized during the current period versus the same period last year for approximately $1.3 million and a higher expected return on increased plan assets during the current period versus the same period last year for approximately $1.4 million. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Restructuring Charges  We recorded restructuring charges of $36.5 million during the first nine months of fiscal 2019, which were the result of our continued implementation of our 2020 MAP to Growth, which focuses upon strategic shifts in operations across our entire business.  On a consolidated basis, we incurred $29.0 million of severance and benefit costs, $5.8 million of facility closure and other related costs, and $1.7 million of other asset write-offs.  These charges were associated with closures of certain facilities as well as the elimination of duplicative headcount and infrastructure associated with certain of our businesses.

For further information and detail about the 2020 MAP to Growth restructuring plan, see “Restructuring Charges” in Results of Operations – Three Months Ended February 28, 2019, and Note 3, “Restructuring,” to the Condensed Financial Statements.

Interest Expense  Interest expense was $74.1 million for the first nine months of fiscal 2019 versus $80.6 million for the same period a year ago. Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first nine months by approximately $4.1 million versus the same period a year ago. The reversal of the convertible bond interest accrual decreased interest expense by approximately $2.1 million during this year’s first nine months versus the comparable prior year period.  Excluding acquisition-related borrowings, which carried higher average interest financing costs, lower average borrowings period over period decreased interest expense by approximately $8.1 million during the first nine months of fiscal 2019 when compared to the prior comparable period.  Lower interest rates, which averaged 4.24% overall for the first nine months of fiscal 2019 compared with 4.35% for the same period of fiscal 2018, decreased interest expense by approximately $0.5 million during the current period versus the same period last year.

Investment (Income), Net  Net investment income of approximately $0.1 million for the first nine months of fiscal 2019 compares to net investment income of $13.7 million during the same period a year ago.  Dividend and interest income totaled $6.6 million and $6.9 million for the first nine months of fiscal 2019 and 2018, respectively.  Net losses on marketable securities totaled $6.5 million during the first nine months of fiscal 2019, compared to net realized gains on the sales of investments of $6.8 million during the same period a year ago.

Other Expense (Income), Net  Other expense of $4.1 million for the nine months ended February 28, 2019 compares with other income of $0.6 million for the corresponding period a year ago. The current period expense includes a loss on extinguishment of debt of $3.1 million, which related to the fair value measurement of our 2.25% convertible senior notes due 2020 on their conversion date of November 27, 2018.

IBT  Our consolidated pretax income for the first nine months of fiscal 2019 of $163.0 million compares with pretax income of $299.2 million for the same period a year ago.

Our industrial segment had IBT of $134.8 million, or 6.5% of net sales, for the nine months ended February 28, 2019, versus IBT of $174.4 million, or 8.7% of net sales, for the same period a year ago. Our industrial segment results reflect increased sales volume, which were offset by the impact from higher raw material costs, restructuring and unfavorable transactional foreign exchange expense.  Our consumer segment IBT approximated $115.7 million, or 8.9% of net sales, for the first nine months of fiscal 2019, versus the prior year’s first nine months pretax income of $146.6 million, or 12.2% of net sales.  The current period results include market share gains, as demonstrated by the increase in sales volume, which were more than offset by rising raw material costs, unfavorable legal settlements, higher advertising and distribution costs, as well as restructuring charges.  Our specialty segment had pretax income of $74.9 million, or 12.9% of net sales for the nine months ended February 28, 2019, versus pretax income of $90.4 million, or 16.3% of net sales, for the same period a year ago, reflecting rising raw material costs, higher distribution costs, restructuring charges and the costs associated with the ERP consolidation plan.

Income Tax Rate  On December 22, 2017 the Act was enacted into law.  The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates. Generally, the more significant provisions of the Act that impacted us for the year ended May 31, 2018 included the reduction in the corporate income tax rate from 35% to 21%, the creation of a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings) and allowance for immediate capital expensing of certain qualified property.  The corporate tax rate reduction was effective for RPM as of January 1, 2018 and, accordingly, reduced our fiscal year 2018 federal statutory rate to a blended rate of approximately 29.2%. The significant provisions of the Act which impact us for fiscal 2019 include the full federal statutory rate reduction to 21% and the repeal of the domestic production activities deduction. Also effective for our fiscal 2019 are provisions of the Act that subject us to current U.S. tax on GILTI earned by certain foreign subsidiaries and allows a benefit for FDII.

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

During the three months ended February 28, 2019 we recorded a net discrete income tax benefit of $8.1 million.  Refer to Note 9, “Income Taxes,” to the Consolidated Financial Statements for additional disclosures and discussion regarding the Act, the provisional income tax expense recorded as of May 31, 2018 and our completion of the SAB 118 accounting for the Act during this fiscal 2019 third quarter.

The effective income tax rate of 17.8% for the nine months ended February 28, 2019 compares to the effective income tax rate of 15.3% for the nine months ended February 28, 2018. The effective income tax rate for the nine months ended February 28, 2019 reflects variances from the 21% statutory rate due primarily to $16.5 million of net discrete tax benefits, which are comprised of a $12.7 million net tax benefit recorded in the current quarter, with the remaining balance being recorded in the prior quarters of this fiscal year. The $12.7 million net discrete benefits recorded in the current quarter are primarily comprised of the net $8.1 million benefit resulting from completion of our SAB 118 accounting for the impact of the Act and the release of certain income tax reserves for uncertain tax positions. These discrete tax benefits were partially offset primarily by the unfavorable impact of state and local taxes and incremental valuation allowances associated with certain foreign net operating losses. The effective income tax rate for the nine months ended February 28, 2018 reflects variances from the 29.2% statutory rate due primarily to $27.0 million in discrete tax benefits recorded in connection with the implementation of a foreign legal entity restructuring and corresponding planning strategy.

Net Income  Net income of $133.9 million for the nine months ended February 28, 2019 compares to net income of $253.3 million for the comparable prior year period.  Net income attributable to noncontrolling interests approximated $0.7 million and $1.2 million for the first nine months of fiscal 2019 and 2018, respectively.  Net income attributable to RPM International Inc. stockholders for the first nine months of fiscal 2019 was $133.2 million, or 3.4% of consolidated net sales, which compared to net income of $252.1 million, or 6.7% of consolidated net sales for the comparable prior year period.

Diluted earnings per share of common stock for the nine months ended February 28, 2019 of $1.00 compares with diluted earnings per share of common stock of $1.87 for the nine months ended February 28, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Fiscal 2019 Compared with Fiscal 2018

Approximately $145.5 million of cash was provided by operating activities during the first nine months of fiscal 2019, compared with $140.7 million of cash provided by operating activities during the same period last year.

The net change in cash from operations includes the change in net income, which decreased by $119.5 million during the first nine months of fiscal 2019 versus the same period during fiscal 2018.  During the first nine months of fiscal 2019, we recorded $36.5 million in restructuring charges and made cash payments of $27.2 million related to our 2020 MAP to Growth, as further described in Note 3, “Restructuring.”  Changes in working capital accounts and all other accruals provided approximately $51.4 million more cash flow during the first nine months of fiscal 2019 versus the same period last year, which included additional contributions of $56.5 million made to the RPM Retirement Plan in the U.S. during February 2019.

The change in accounts receivable during the first nine months of fiscal 2019 provided approximately $13.7 million more cash than during the same period a year ago. Days sales outstanding (“DSO”) at February 28, 2019 increased to 71.0 days from 68.2 days at February 28, 2018.

During the first nine months of fiscal 2019, we spent approximately $40.4 million less cash for inventory compared to our spending during the same period a year ago.  This resulted from the combination of timing of purchases by retail customers and a systematic reduction of inventory levels at certain businesses in our consumer segment in connection with product rationalization initiatives. Days of inventory outstanding (“DIO”) at February 28, 2019 decreased to 118.8 days from 126.3 days at February 28, 2018.

The change in accounts payable during the first nine months of fiscal 2019 used approximately $54.1 million more cash than during the first nine months of fiscal 2018, resulting principally from the timing of certain payments.  Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. During the first nine months of fiscal 2019, we paid $167.7 million for acquisitions, net of cash acquired, versus $60.0 million during the comparable prior year period. Capital expenditures of $84.5 million during the first nine months of fiscal 2019 compare with depreciation of $71.9 million. In the comparable prior year period, capital expenditures were $72.8 million, which compared with depreciation of $61.1 million. We have been increasing, and will continue to increase, our capital spending in fiscal 2019 in an effort to more aggressively invest in our internal growth initiatives, especially in overseas markets, and consolidate production resulting from plant closings.  We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand throughout fiscal 2019 and beyond.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At February 28, 2019 and May 31, 2018, the fair value of our investments in marketable securities totaled $113.0 million and $168.1 million, respectively.  During the third quarter ended February 28, 2019, we liquidated $60.0 million of our captives’ investment portfolio, as a result of good claims experience and favorable investment performance.  We used the $60.0 million in proceeds from the sale of investments to pay down a portion of our outstanding balance on our Revolving Credit Agreement.  The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs.

At February 28, 2019 and May 31, 2018, the fair value of our available-for-sale debt securities totaled $23.8 million and $23.5 million, respectively.  Total pretax unrealized losses recorded in accumulated other comprehensive income at February 28, 2019 and May 31, 2018 were $0.4 million and $0.6 million, respectively. We regularly review our available-for-sale debt securities in unrealized loss positions in order to determine whether or not we have the ability and intent to hold these investments. That determination is based upon the severity and duration of the decline, in addition to our evaluation of the cash flow requirements of our businesses. Unrealized losses at February 28, 2019 were generally related to the normal volatility in valuations over the past several months for a portion of our portfolio of investments in marketable securities. The unrealized losses generally relate to investments whose fair values at February 28, 2019 were less than 15% below their original cost or that have been in a loss position for less than six consecutive months. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

As of February 28, 2019, approximately $176.0 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $214.1 million at May 31, 2018.  Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions.  Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements.  Refer to Note 9, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.2 billion at February 28, 2019, compared with $1.01 billion at May 31, 2018. Our debt-to-capital ratio was 63.7% at February 28, 2019, compared with 57.1% at May 31, 2018.

4.550% Notes due 2029

On February 27, 2019, we closed an offering for $350.0 million aggregate principal amount of 4.550% Notes due 2029 (the “2029 Notes”).  The proceeds from the 2029 Notes were used to repay a portion of the outstanding borrowings under our revolving credit facility and for general corporate purposes.  Interest on the 2029 Notes accrues from February 27, 2019 and is payable semiannually in arrears on March 1st and September 1st of each year, beginning September 1, 2019, at a rate of 4.550% per year. The 2029 Notes mature on March 1, 2029.  The indenture governing this indebtedness includes cross-acceleration provisions. Under certain circumstances, where an event of default under our other instruments results in acceleration of the indebtedness under such instruments, holders of the indebtedness under the indenture are entitled to declare amounts outstanding immediately due and payable.

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

Revolving Credit Agreement

During the quarter ended November 30, 2018, we replaced our previous $800.0 million revolving credit agreement, which was set to expire on December 5, 2019, with a $1.3 billion unsecured syndicated revolving credit facility (the “Revolving Credit Facility”), which expires on October 31, 2023.  The Revolving Credit Facility includes sublimits for the issuance of swingline loans, which are comparatively short-term loans used for working capital purposes and letters of credit.  The aggregate maximum principal amount of the commitments under the Revolving Credit Facility may be expanded upon our request, subject to certain conditions, up to $1.5 billion.  The Revolving Credit Facility is available to refinance existing indebtedness, to finance working capital and capital expenditures, and for general corporate purposes.  Accordingly, during October 2019, we intend to utilize available funds from our Revolving Credit Facility to repay our unsecured 6.125% senior notes, which mature on October 15, 2019.  At February 28, 2019, the outstanding balance on our 6.125% senior notes approximated $451.1 million, which is included in the current portion of long-term debt on our consolidated balance sheets.

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

As of February 28, 2019, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 3.36 to 1, while our interest coverage ratio was 7.55 to 1. Our available liquidity under our Revolving Credit Facility stood at $949.4 million at February 28, 2019.

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

As of February 28, 2019, the outstanding balance under the AR Program was $90.0 million, which compares with the maximum availability on that date of $150.0 million.  The interest rate under the Purchase Agreement is based on the Alternate Base Rate, LIBOR Market Index Rate, one-month LIBOR or LIBOR for a specified tranche period, as selected by us, plus in each case, a margin of 0.80%. In addition, we are obligated to pay a monthly unused commitment fee based on the daily amount of unused commitments under the Agreement, which fee ranges from 0.30% to 0.50% based on usage.  The AR Program contains various customary affirmative and negative covenants and also contains customary default and termination provisions.

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

As announced on November 28, 2018, our goal is to return $1.5 billion in capital to stockholders by May 31, 2021 through dividends and share repurchases. During the three months ended February 28, 2019, we repurchased 1,570,647 shares of our common stock at a cost of approximately $91.2 million, or an average cost of $58.08 per share, under this program. During the nine months ended February 28, 2019, we repurchased 2,819,045 shares of our common stock at a cost of approximately $173.2 million, or an average cost of $61.45 per share, under this program.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings, other than the minimum operating lease commitments as previously disclosed in our Form 10-K for the year ended May 31, 2018. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in, or relationships with, any special purpose entities that are not reflected in our financial statements.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) the timing of and the realization of anticipated cost savings from restructuring initiatives and the ability to identify additional cost savings opportunities; (j) risks related to the adequacy of our contingent liability reserves; and (k) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2018, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

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

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2019 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action in the U.S. District Court for the District of Columbia against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  The complaint seeks disgorgement of gains that may have resulted from the conduct alleged in the complaint, and payment of unspecified monetary penalties from us and our General Counsel pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act.  Further, the complaint seeks to permanently enjoin us from violations of Sections 17(a)(2) and (a)(3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Exchange Act Rules 12b-20, 13a-1, 13a-11 and 13a-13, and to permanently enjoin our General Counsel from violations of Sections 17(a)(2) and (a)(3) of the Securities Act and Exchange Act Rules 13b2-1 and 13b2-2(a).  Both we and our General Counsel filed motions to dismiss the complaint on February 24, 2017.  Those motions to dismiss the complaint were denied by the Court on September 29, 2017.  We and our General Counsel filed answers to the complaint on October 16, 2017.  Formal discovery commenced in January 2018 and is ongoing.  The parties have engaged in written discovery, and depositions of fact witnesses began in September 2018.  Further depositions scheduled in January 2019 were put on hold due to the U.S. government shutdown.  The Court recently granted a joint motion to modify the case schedule in light of the delay resulting from the U.S. government shutdown, and set deadlines including May 10, 2019 for discovery, July 19, 2019 for our and our General Counsel’s dispositive motions, September 13, 2019 for the SEC’s oppositions and cross-dispositive motions, October 11, 2019 for our and our General Counsel’s reply briefs and cross-oppositions, and November 8, 2019 for the SEC’s cross-reply brief.  We intend to continue to contest the allegations in the complaint vigorously.

Environmental Proceedings

In June 2017, the U.S. EPA visited a Kop-Coat facility and then issued a notice of potential non-compliance with Toxic Release Inventory reporting requirements under the Emergency Planning and Community Right-to-Know Act in September 2018.  On March 21, 2019, Kop-Coat and U.S. EPA signed a Consent Agreement and Final Order with regard to this matter that includes a penalty of $154,220.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the third quarter of fiscal 2019:

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
December 1, 2018 through December 31, 2018	990,714	$59.35	970,647
January 1, 2019 through January 31, 2019	600,000	$56.02	600,000
February 1, 2019 through February 28, 2019	3,277	$57.58
Total - Third Quarter	1,593,991	$58.09	1,570,647	2,229,737

(1)

Includes 23,344 shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.'s Amended and Restated 2014 Omnibus Equity and Incentive Plan and 2007 Restricted Stock Plan.

(2)	Refer to Note 11 to the consolidated financial statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

4.1

Officers’ Certificate and Authentication Order dated February 27, 2019 for the 4.550% Notes due 2029 (which includes the form of Note) issued pursuant to the Indenture dated as of April 8, 2014 between the company and Wells Fargo Bank, National Association, which is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 28, 2019 (File No. 1-14187).

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

Dated: April 8, 2019