Form 10-Q
period 2019-08-31
RPM INTERNATIONAL INC/DE/
filed 2019-10-03
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019,

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☒.

As of October 1, 2019, the registrant had 129,680,345 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	August 31, 2019	May 31, 2019
Assets
Current Assets
Cash and cash equivalents	$212,091	$223,168
Trade accounts receivable (less allowances of $57,185 and $54,748, respectively)	1,109,259	1,232,350
Inventories	860,518	841,873
Prepaid expenses and other current assets	234,401	220,701
Total current assets	2,416,269	2,518,092
Property, Plant and Equipment, at Cost	1,674,713	1,662,859
Allowance for depreciation	(861,697)	(843,648)
Property, plant and equipment, net	813,016	819,211
Other Assets
Goodwill	1,249,818	1,245,762
Other intangible assets, net of amortization	601,747	601,082
Operating lease right-of-use assets	257,628	-
Deferred income taxes	36,335	34,908
Other	221,612	222,300
Total other assets	2,367,140	2,104,052
Total Assets	$5,596,425	$5,441,355
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$477,050	$556,696
Current portion of long-term debt	582,611	552,446
Accrued compensation and benefits	119,349	193,345
Accrued losses	20,142	19,899
Other accrued liabilities	297,420	217,019
Total current liabilities	1,496,572	1,539,405
Long-Term Liabilities
Long-term debt, less current maturities	2,018,185	1,973,462
Operating lease liabilities	215,131	-
Other long-term liabilities	407,285	405,040
Deferred income taxes	113,227	114,843
Total long-term liabilities	2,753,828	2,493,345
Commitments and contingencies (Note 16)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	-	-
Common stock, par value $0.01; authorized 300,000 shares; issued 142,865 and outstanding 129,670 as of August 31, 2019; issued 142,439 and outstanding 130,995 as of May 31, 2019	1,297	1,310
Paid-in capital	1,001,081	994,508
Treasury stock, at cost	(543,650)	(437,290)
Accumulated other comprehensive (loss)	(601,253)	(577,628)
Retained earnings	1,485,917	1,425,052
Total RPM International Inc. stockholders' equity	1,343,392	1,405,952
Noncontrolling Interest	2,633	2,653
Total equity	1,346,025	1,408,605
Total Liabilities and Stockholders' Equity	$5,596,425	$5,441,355

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	August 31,	August 31,
	2019	2018
Net Sales	$1,472,764	$1,459,989
Cost of Sales	898,010	910,636
Gross Profit	574,754	549,353
Selling, General and Administrative Expenses	400,566	415,053
Restructuring Charges	6,622	20,076
Interest Expense	28,317	24,406
Investment (Income), Net	(5,385)	(2,433)
Other Expense, Net	1,785	313
Income Before Income Taxes	142,849	91,938
Provision for Income Taxes	36,353	21,752
Net Income	106,496	70,186
Less: Net Income Attributable to Noncontrolling Interests	308	422
Net Income Attributable to RPM International Inc. Stockholders	$106,188	$69,764
Average Number of Shares of Common Stock Outstanding:
Basic	128,882	131,861
Diluted	129,504	136,430
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.82	$0.52
Diluted	$0.82	$0.52

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2019	2018
Net Income	$106,496	$70,186
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(28,434)	(40,689)
Pension and other postretirement benefit liability adjustments (net of tax of $1,104 and $982, respectively)	3,623	3,056
Unrealized gain on securities and other (net of tax of $1 and $668, respectively)	371	2,476
Unrealized gain on derivatives (net of tax of $579 and $15, respectively)	784	921
Total other comprehensive (loss)	(23,656)	(34,236)
Total Comprehensive Income	82,840	35,950
Less: Comprehensive Income Attributable to Noncontrolling Interests	277	164
Comprehensive Income Attributable to RPM International Inc. Stockholders	$82,563	$35,786

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$106,496	$70,186
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	35,839	35,540
Restructuring charges, net of payments	611	7,084
Deferred income taxes	(4,580)	(561)
Stock-based compensation expense	6,560	6,668
Other non-cash interest expense	-	775
Realized/unrealized (gains) losses on marketable securities	(2,854)	6
Other	250	992
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	116,349	32,389
(Increase) in inventory	(22,640)	(27,207)
(Increase) in prepaid expenses and other current and long-term assets	(5,801)	(18,282)
(Decrease) in accounts payable	(63,831)	(88,271)
(Decrease) in accrued compensation and benefits	(73,180)	(56,747)
Increase in accrued losses	404	8,415
Increase in other accrued liabilities	50,588	20,857
Other	928	1,027
Cash Provided By (Used For) Operating Activities	145,139	(7,129)
Cash Flows From Investing Activities:
Capital expenditures	(36,602)	(28,295)
Acquisition of businesses, net of cash acquired	(30,598)	(26,366)
Purchase of marketable securities	(9,996)	(12,695)
Proceeds from sales of marketable securities	2,837	9,758
Other	(97)	(2,881)
Cash (Used For) Investing Activities	(74,456)	(60,479)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	75,718	120,702
Reductions of long-term and short-term debt	(874)	(21,952)
Cash dividends	(45,323)	(42,715)
Shares repurchased	(100,000)	(6,994)
Shares returned for taxes	(6,127)	(13,587)
Payments of acquisition-related contingent consideration	(131)	(3,456)
Other	(295)	(319)
Cash (Used For) Provided By Financing Activities	(77,032)	31,679
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4,728)	(6,310)
Net Change in Cash and Cash Equivalents	(11,077)	(42,239)
Cash and Cash Equivalents at Beginning of Period	223,168	244,422
Cash and Cash Equivalents at End of Period	$212,091	$202,183
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$18,485	$19,747
Income Taxes, net of refunds	$11,295	$13,525

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2019	130,995	$1,310	$994,508	$(437,290)	$(577,628)	$1,425,052	$1,405,952	$2,653	$1,408,605
Net income	-	-	-	-	-	106,188	106,188	308	106,496
Other comprehensive (loss)	-	-	-	-	(23,625)	-	(23,625)	(31)	(23,656)
Dividends paid ($0.35 per share)	-	-	-	-	-	(45,323)	(45,323)	-	(45,323)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(297)	(297)
Share repurchases under repurchase program	(1,656)	(16)	16	(100,000)	-	-	(100,000)	-	(100,000)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	330	3	6,557	(6,360)	-	-	200	-	200
Balance at August 31, 2019	129,669	$1,297	$1,001,081	$(543,650)	$(601,253)	$1,485,917	$1,343,392	$2,633	$1,346,025

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2018	133,647	$1,336	$982,067	$(236,318)	$(459,048)	$1,342,736	$1,630,773	$2,765	$1,633,538
Cumulative-effect adjustment upon adoption of ASU 2014-09	-	-	-	-	-	(2,833)	(2,833)	-	(2,833)
Net income	-	-	-	-	-	69,764	69,764	422	70,186
Other comprehensive (loss)	-	-	-	-	(33,978)	-	(33,978)	(258)	(34,236)
Dividends paid ($0.32 per share)	-	-	-	-	-	(42,715)	(42,715)	-	(42,715)
Other noncontrolling interest activity	-	-	-	-	-	-	-	3	3
Share repurchases under repurchase program	(103)	(1)	1	(6,994)	-	-	(6,994)	-	(6,994)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(136)	(1)	10,018	(13,587)	-	-	(3,570)	-	(3,570)
Balance at August 31, 2018	133,408	$1,334	$992,086	$(256,899)	$(493,026)	$1,366,952	$1,610,447	$2,932	$1,613,379

The accompanying notes to consolidated financial statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three month periods ended August 31, 2019 and 2018.  For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2019.

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

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which increases lease transparency and comparability among organizations.  Under the new standard, lessees are required to recognize a right-of-use (“ROU”) asset representing our right to use an underlying asset and a lease liability representing our obligation to make lease payments over the lease term, with the exception of leases with a term of 12 months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In March 2018, the FASB approved an alternative transition method to the modified retrospective approach, which eliminates the requirement to restate prior period financial statements and requires the cumulative effect of the retrospective allocation to be recorded as an adjustment to the opening balance of retained earnings at the date of adoption.

We have adopted the new leasing standard on the required effective date of June 1, 2019 using the alternative transition method as described above. Results for reporting periods beginning on June 1, 2019 are presented under Topic 842, while prior period amounts continue to be reported and disclosed in accordance with our historical accounting treatment under Accounting Standards Codification (“ASC”) 840, “Leases (ASC 840).” We elected to apply the package of practical expedients permitted under the ASC 842 transition guidance. Accordingly, we did not reassess whether any expired or expiring contracts contain leases, lease classification between finance and operating leases, and the recognition of initial direct costs of leases commencing before the effective date. We also applied the practical expedient to not separate lease and non-lease components to existing leases, as well as new leases through transition.  However, we did not elect the hindsight practical expedient to determine the lease term for existing leases. Adoption of the new lease standard resulted in additional operating lease right-of-use assets and operating lease liabilities of approximately $257.6 million and $265.8 million, respectively, as of August 31, 2019. The effects of our transition to ASC 842 resulted in no cumulative adjustment to retained earnings in the period of adoption.  As a result of our adoption procedures, we have determined that the new guidance had a material impact on our Consolidated Balance Sheets and did not have a material effect on our Consolidated Statements of Income, Consolidated Statements of Cash Flows or our debt covenants. Refer to Note 14, “Leases,” for additional information.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Additionally, the standard amends the current available-for-sale security other-than-temporary impairment model for debt securities. The guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods therein. Early adoption is permitted beginning after December 15, 2018. We are currently reviewing the provisions of this new pronouncement, but do not expect our adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In August 2018, the SEC issued Final Rule Release No. 33-10532, “Disclosure Update and Simplification,” which makes a number of changes meant to simplify interim disclosures. The new rule requires a presentation of changes in stockholders’ equity and noncontrolling interest in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections – Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update).” ASU 2019-07 codifies Final Rule Release No. 33-10532.  The additional elements of this release did not have a material impact on our overall Consolidated Financial Statements.  We adopted the new disclosure requirements in our Form 10-Q for the period ended February 28, 2019.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement (Topic 220), Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which allows for an entity to reclassify the tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) that were previously recorded in accumulated comprehensive income to retained earnings.  The adoption of this new guidance, effective June 1, 2019, did not have a material effect on our consolidated financial statements as we did not elect the option to reclassify to retained earnings the tax effects resulting from the Tax Act that were previously recorded in accumulated other comprehensive income.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20), Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with employers that sponsor defined benefit or other postretirement plans. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted for all entities and the amendments in this update are required to be applied on a retrospective basis to all periods presented. We are currently reviewing the provisions of this new pronouncement, but do not expect our adoption of this guidance to have a material impact on our Consolidated Financial Statements.

NOTE 3 — CHANGE IN ACCOUNTING PRINCIPLE

During the first quarter of fiscal 2020, we changed our method of accounting for shipping and handling costs, which we have identified as costs paid to third-party shippers for transporting products to customers. Under the new method of accounting, we include shipping costs in cost of sales, whereas previously, they were included in SG&A expense.

We believe that including these expenses in cost of sales is preferable, as it better aligns these costs with the related revenue in the gross profit calculation and is consistent with the practices of other industry peers. This change in accounting principle has been applied retrospectively, and the consolidated statements of income reflect the effect of this accounting principle change for all periods presented. This reclassification had no impact on income before income taxes, net income attributable to RPM International Inc. Stockholders, net income or earnings per share. The consolidated balance sheets, statements of comprehensive income, statements of stockholders’ equity, and statements of cash flows were not impacted by this accounting principle change.

The consolidated statements of income for the three months ended August 31, 2018 have been adjusted to reflect this change in accounting principle. The impact of the adjustment for the three months ended August 31, 2018 was an increase of $44.7 million to cost of sales and a corresponding decrease to SG&A expense.

NOTE 4 — RESTRUCTURING

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

Throughout the additional phases of our 2020 MAP to Growth initiative, we will continue to assess and find areas of improvement and cost savings.  As such, the final implementation of the aforementioned phases and total expected costs are subject to change.  In addition to the announced plan, we have continued to broaden the scope of our 2020 MAP to Growth initiative, specifically in consolidation of the general and administrative areas, potential outsourcing, as well as additional future plant closures and consolidations; the estimated costs of which have not yet been finalized.  The current total expected costs associated with this plan are outlined in the table below and increased by approximately $17.5 million compared to our previous estimate, primarily attributable to increases in expected severance and benefit charges of $13.0 million and facility closure and other related costs of $4.3 million.  Most activities under our 2020 MAP to Growth are anticipated to be completed by the end of calendar year 2020.

Following is a summary of the charges recorded in connection with restructuring by reportable segment:

	Three Months Ended	Three Months Ended	Cumulative Costs	Total Expected
(in thousands)	August 31, 2019	August 31, 2018	to Date	Costs
Construction Products Segment:
Severance and benefit costs (a)	$160	$2,419	$11,389	$20,182
Facility closure and other related costs	688	13	3,657	4,404
Other asset write-offs	-	365	1,590	1,929
Total Charges	$848	$2,797	$16,636	$26,515

Performance Coatings Segment:
Severance and benefit costs (b)	$2,500	$4,405	$8,913	$14,617
Facility closure and other related costs	109	423	3,583	6,689
Other asset write-offs	-	213	351	1,207
Total Charges	$2,609	$5,041	$12,847	$22,513

Consumer Products Segment:
Severance and benefit costs (c)	$767	$1,019	$8,145	$11,663
Facility closure and other related costs	516	-	7,208	9,308
Other asset write-offs	-	-	25	25
Total Charges	$1,283	$1,019	$15,378	$20,996

Specialty Products Segment:
Severance and benefit costs (d)	$366	$2,220	$5,702	$8,979
Facility closure and other related costs	1,459	-	2,703	6,330
Other asset write-offs	64	-	1,067	1,425
Total Charges	$1,889	$2,220	$9,472	$16,734

Corporate/Other Segment:
Severance and benefit costs (e)	$(7)	$8,999	$12,113	$12,113
Total Charges	$(7)	$8,999	$12,113	$12,113

Consolidated:
Severance and benefit costs	$3,786	$19,062	$46,262	$67,554
Facility closure and other related costs	2,772	436	17,151	26,731
Other asset write-offs	64	578	3,033	4,586
Total Charges	$6,622	$20,076	$66,446	$98,871

(a)

Severance and benefit costs are associated with the elimination of 21 positions and 31 positions during the three months ended August 31, 2019 and 2018, respectively.  Additionally, $0.2 million included in the charges incurred during the three months ended August 31, 2018 are associated with the prior elimination of one position within the legal function during fiscal 2018.

(b)	Severance and benefit costs are associated with the elimination of 51 positions and 85 positions during the three months ended August 31, 2019 and 2018, respectively.
(c)	Severance and benefit costs are associated with the elimination of 2 positions and 9 positions during the three months ended August 31, 2019 and 2018, respectively.
(d)	Severance and benefit costs are associated with the elimination of 10 positions and 25 positions during the three months ended August 31, 2019 and 2018, respectively.
(e)

Charges for the three months ended August 31, 2018 reflect the severance of two corporate executives, as well as accelerated vesting of equity awards for two corporate executives, four specialty segment executives and two construction segment executives in connection with the aforementioned restructuring activities.

A summary of the activity in the restructuring reserves related to our 2020 MAP to Growth is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2018	$9,957	$6,184	$1,373	$17,514
Additions charged to expense	19,062	436	578	20,076
Cash payments charged against reserve	(12,575)	(418)		(12,993)
Non-cash charges included above (e)	(5,484)	(838)	(1,951)	(8,273)
Balance at August 31, 2018	$10,960	$5,364	$-	$16,324

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2019	$4,837	$7,857	$-	12,694
Additions charged to expense	3,786	2,772	64	6,622
Cash payments charged against reserve	(5,677)	(334)	-	(6,011)
Non-cash charges included above (e)	-	(865)	(64)	(929)
Balance at August 31, 2019	$2,946	$9,430	$-	$12,376

(e)	Non-cash charges primarily include accelerated vesting of equity awards and asset-write offs.

In connection with our 2020 MAP to Growth, during the first quarter of fiscal 2020, we incurred approximately $2.0 million, $0.9 million and $0.3 million of inventory-related charges at our performance coatings, consumer and construction segments, respectively. During the first quarter of fiscal 2019, we incurred approximately $4.3 million and $0.2 million of inventory-related charges at our performance coatings and construction products segments, respectively.  The fiscal 2019 inventory-related charges were partially offset by a favorable adjustment of approximately $0.2 million to the fiscal 2018 inventory write-off at our consumer segment.  All of the aforementioned inventory-related charges are recorded in cost of sales in our Consolidated Statements of Income. These inventory charges were the result of product line and SKU rationalization initiatives in connection with our overall plan of restructuring.

NOTE 5 — MARKETABLE SECURITIES

The following tables summarize available-for-sale marketable securities held at August 31, 2019 and May 31, 2019 by asset type:

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
August 31, 2019
Fixed maturity:
U.S. treasury and other government	$24,832	$546	$(124)	$25,254
Corporate bonds	422	57	-	479
Total available-for-sale securities	$25,254	$603	$(124)	$25,733

	Available-For-Sale Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2019
Fixed maturity:
U.S. treasury and other government	$24,483	$372	$(308)	$24,547
Corporate bonds	422	43	(3)	462
Total available-for-sale securities	$24,905	$415	$(311)	$25,009

Marketable securities, included in other current and long-term assets totaling $9.3 million and $16.4 million at August 31, 2019, respectively, and included in other current and long-term assets totaling $8.6 million and $16.4 million at May 31, 2019, respectively, are composed of available-for-sale securities and are reported at fair value.  We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

Marketable securities include available-for-sale debt securities and are reported at fair value. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Changes in the fair values of securities that are considered temporary are recorded as unrealized gains and losses, net of applicable taxes, in accumulated other comprehensive (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in investment income, net in the period in which the unrealized losses are deemed other than temporary. In order to determine whether other-than-temporary declines in market value have occurred, the duration of the decline in value and our ability to hold the investment are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value.

As of August 31, 2019, we held approximately $97.9 million in equity securities.  Additionally, as of August 31, 2019 and May 31, 2019, we held approximately $12.8 million and $12.3 million, respectively, in trading securities in relation to our deferred compensation plan.

Summarized below are the available-for-sale securities we held at August 31, 2019 and May 31, 2019 that were in an unrealized loss position and that were included in accumulated other comprehensive (loss), aggregated by the length of time the investments had been in that position:

	August 31, 2019		May 31, 2019
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$6,802	$(124)	$11,508	$(311)
Unrealized losses with a loss position for less than 12 months	283	-	806	(2)
Unrealized losses with a loss position for more than 12 months	6,519	(124)	10,702	(309)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. The unrealized losses generally relate to investments whose fair values at August 31, 2019 were less than 15% below their original cost. From time to time, we may experience significant volatility in general economic and market conditions.  If we were to experience unrealized losses that were to continue for longer periods of time, or arise to more significant levels of unrealized losses within our portfolio of investments in marketable securities in the future, we may recognize additional other-than-temporary impairment losses. As such, we continue to closely evaluate the status of our investments and our ability and intent to hold these investments.

The net carrying values of debt securities at August 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$9,370	$9,338
One year through five years	10,161	10,242
Six years through ten years	4,548	4,816
After ten years	1,175	1,337
	$25,254	$25,733

NOTE 6 — FAIR VALUE MEASUREMENTS

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at August 31, 2019
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$25,254	$-	$25,254
Corporate bonds		479		479
Total available-for-sale debt securities	-	25,733	-	25,733
Trading and other equity securities:
Mutual funds - foreign		33,595		33,595
Mutual funds - domestic		77,053		77,053
Total trading and other equity securities	-	110,648	-	110,648
Contingent consideration			(15,668)	(15,668)
Total	$-	$136,381	$(15,668)	$120,713

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2019
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$24,547	$-	$24,547
Corporate bonds		462		462
Total available-for-sale debt securities	-	25,009	-	25,009
Trading and other equity securities:
Mutual funds - foreign		32,082		32,082
Mutual funds - domestic		67,739		67,739
Total trading and other equity securities	-	99,821	-	99,821
Contingent consideration			(21,551)	(21,551)
Total	$-	$124,830	$(21,551)	$103,279

Our investments in available-for-sale debt securities and trading and other equity securities are valued using a market approach. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors, including the type of instrument, whether the instrument is actively traded and other characteristics particular to the transaction. For most of our financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During the first three months of fiscal 2020, we paid approximately $5.9 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current period.  During the first three months of fiscal 2019, we paid approximately $4.6 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during last year’s first three months. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payments of contingent consideration in excess of fair value are reported in cash flows from operating activities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At August 31, 2019 and May 31, 2019, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of August 31, 2019 and May 31, 2019 are as follows:

	At August 31, 2019
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$212,091	$212,091
Marketable equity securities	97,895	97,895
Marketable debt securities	25,733	25,733
Long-term debt, including current portion	2,600,796	2,709,219

	At May 31, 2019
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$223,168	$223,168
Marketable equity securities	87,525	87,525
Marketable debt securities	25,009	25,009
Long-term debt, including current portion	2,525,908	2,526,817

NOTE 7 — DERIVATIVES AND HEDGING

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

Derivatives Not Designated as Hedges

At August 31, 2019, and May 31, 2019, we held one foreign currency forward contract designed to reduce our exposure to changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows.  The contract has not been designated as a hedge; therefore, the changes in fair value of the derivative are recognized in earnings as a component of selling, general and administrative expenses (“SG&A”). Amounts recognized in earnings did not have a material impact on our Consolidated Financial Statements for any period presented. As of August 31, 2019 and May 31, 2019, the notional amounts of the forward contract held to purchase foreign currencies was $77.7 million and $38.7 million, respectively.

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

The fair values of qualifying and non-qualifying instruments used in hedging transactions as of August 31, 2019 and May 31, 2019 are as follows:

(in thousands)		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	August 31, 2019	May 31, 2019
Assets:
Interest Rate Swap (Fair Value)	Other Current Assets	$77	$513
Cross Currency Swap (Net Investment)	Other Current Assets	1,737	2,482
Cross Currency Swap (Net Investment)	Other Assets (Long-Term)	5,103	6,163
Interest Rate Swap (Fair Value)	Other Assets (Long-Term)	1,733	-
Liabilities:
Interest Rate Swap (Fair Value)	Other Accrued Liabilities	-	230
Cross Currency Swap (Net Investment)	Other Long-Term Liabilities	1,108	4,276

(in thousands)		Fair Value
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	August 31, 2019	May 31, 2019
Assets:
Foreign Currency Exchange	Other Current Assets	$-	$51
Liabilities:
Foreign Currency Exchange	Other Accrued Liabilities	318	-

NOTE 8 — INVESTMENT EXPENSE (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2019	2018
Interest (income)	$(1,348)	$(904)
Net (gain) on marketable securities	(3,540)	(386)
Dividend (income)	(497)	(1,143)
Investment (income), net	$(5,385)	$(2,433)

Net (Gain) on Marketable Securities

During the first quarter of fiscal 2020, we recognized unrealized gains on trading securities of $0.6 million and unrealized gains of $2.9 million on marketable equity securities.

During the first quarter of fiscal 2019, we recognized gross realized gains and losses on sales of marketable securities of $0.6 million and $0.1 million, respectively, as well as other-than-temporary impairments of $0.1 million.

NOTE 9 — OTHER EXPENSE, NET

Other expense, net, consists of the following components:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2019	2018
Royalty expense, net	$266	$3
Loss (income) related to unconsolidated equity affiliates	91	(118)
Pension non-service costs	1,428	428
Other expense, net	$1,785	$313

NOTE 10 — INCOME TAXES

The effective income tax rate of 25.5% for the three months ended August 31, 2019 compares to the effective income tax rate of 23.7% for the three months ended August 31, 2018. The effective income tax rates for the three months ended August 31, 2019 and 2018 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. The quarter over quarter increase in the effective income tax rate is primarily attributable to a decrease in the equity compensation income tax benefit.

Our deferred tax liability for unremitted foreign earnings was $18.8 million as of August 31, 2019, which represents our estimate of the foreign tax cost associated with the remittance of $413.9 million of foreign earnings that are not considered to be permanently reinvested.  We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of August 31, 2019. Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were remitted to us as dividends.

NOTE 11 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	August 31, 2019	May 31, 2019
Raw material and supplies	$302,410	$296,493
Finished goods	558,108	545,380
Total Inventory, Net of Reserves	$860,518	$841,873

NOTE 12 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. As announced on November 28, 2018, our goal is to return $1.0 billion in capital to stockholders by May 31, 2021 through share repurchases.  On April 16, 2019, after taking into account share repurchases under our existing stock repurchase program to date, our Board of Directors authorized the repurchase of the remaining $600.0 million in value of RPM International Inc. common stock by May 31, 2021.  As a result, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three months ended August 31, 2019, we repurchased 1,655,616 shares of our common stock at a cost of approximately $100.0 million, or an average cost of $60.40 per share, under this program.  During the three months ended August 31, 2018, we repurchased 103,446 shares of our common stock at a cost of approximately $7.0 million, or an average cost of $67.61 per share, under this program.

NOTE 13 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share, as calculated using the two class method, for the three-month periods ended August 31, 2019 and 2018.

	Three Months Ended
	August 31,	August 31,
(In thousands, except per share amounts)	2019	2018
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$106,188	$69,764
Less: Allocation of earnings and dividends to participating securities	(623)	(611)
Net income available to common shareholders - basic	105,565	69,153
Add: Undistributed earnings reallocated to unvested shareholders	2	1
Add: Allocation of earnings and dividends to participating securities
Add: Income effect of contingently issuable shares		1,480
Net income available to common shareholders - diluted	$105,567	$70,634
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	128,882	131,861
Average diluted options and awards	622	636
Additional shares issuable assuming conversion of convertible securities (1)		3,933
Total shares for diluted earnings per share (2)	129,504	136,430
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.82	$0.52
Diluted Earnings Per Share of Common Stock	$0.82	$0.52

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

(2)

Restricted shares totaling 178,000 and 126,750 for the three months ended August 31, 2019 and 2018, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. In addition, stock appreciation rights (SARs) totaling  790,000 for the three months ended August 31, 2019 and 890,000 for the three months ended August 31, 2018, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 14—LEASES

We have leases for manufacturing facilities, warehouses, office facilities, equipment, and vehicles, which are primarily classified and accounted for as operating leases. We have a small portfolio of finance leases, which are not material to our consolidated financial statements.  Some leases include one or more options to renew, generally at our sole discretion, with renewal terms that can extend the lease term from one to five years or more.  In addition, certain leases contain termination options, where the rights to terminate are held by either us, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that we will exercise that option.  We have made an accounting policy election not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less, with no purchase option that we are reasonably certain to exercise.  ROU assets and lease liabilities are recognized based on the present value of the fixed and in-substance fixed lease payments over the lease term at the commencement date. The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives. We use our incremental borrowing rate as the discount rate to determine the present value of the lease payments for leases, as our leases do not have readily determinable implicit discount rates. Our incremental borrowing rate is the rate of interest that we would have to borrow on a collateralized basis over a similar term and amount in a similar economic environment. We determine the incremental borrowing rates for our leases by adjusting the local risk-free interest rate with a credit risk premium corresponding to our credit rating.

Operating lease cost is recognized on a straight-line basis over the lease term.  Finance lease cost is recognized as a combination of the amortization expense for the ROU assets and interest expense for the outstanding lease liabilities using the discount rate discussed above.   The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain vendors have the right to declare that we are in default of our agreements if any such vendor, including the lessors under its vehicle leases, determines that a change in our financial condition poses a substantially increased credit risk.  Our lease agreements do not contain any significant residual value guarantees or material restrictive covenants.  Income from subleases was not significant for any period presented.

During the three months ended August 31, 2019, we incurred lease cost of $20.7 million, which is primarily comprised of operating lease cost of $18.1 million and other costs of $2.6 million which include costs for our finance leases, short-term leases, and variable lease payments.

For the three months ended August 31, 2019, we paid approximately $16.9 million for operating lease obligations.  These payments are included in operating cash flows.  In addition, we recognized ROU assets for $3.1 million in exchange for new operating lease obligations. At August 31, 2019, the weighted-average remaining lease term under our operating leases was 8.4 years, while the weighted-average discount rate for our operating leases was approximately 3.8%.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of August 31, 2019:

Year ending May 31,	Operating Leases
(In thousands)
2020 (excluding the three months ended August 31)	$46,387
2021	51,794
2022	40,792
2023	31,889
2024	26,759
Thereafter	121,011
Total lease payments	$318,632
Less imputed interest	52,787
Total present value of lease liabilities	$265,845

As of August 31, 2019, our current lease liability balance was $50.7 million and recorded within Other Accrued Liabilities on our Consolidated Balance Sheet.

Following is a summary of our future minimum lease commitments, as determined under ASC 840, for all non-cancelable lease agreements, for each of the next five years and in the aggregate, as of May 31, 2019:

Year ending May 31,	Operating Leases
(In thousands)
2020	$59,163
2021	49,731
2022	40,339
2023	32,798
2024	27,716
Thereafter	119,607
Total lease payments	$329,354

Related party leases and subleases were not significant during any period presented, and therefore are not disclosed. Further, we do not have leases that have not yet commenced, which would create significant rights and obligations for us, including any involvement with the construction or design of the underlying asset.

NOTE 15 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans.  The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three months ended August 31, 2019 and 2018:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
Pension Benefits	August 31,	August 31,	August 31,	August 31,
(In thousands)	2019	2018	2019	2018
Service cost	$9,856	$9,382	$1,391	$1,219
Interest cost	5,104	5,497	1,193	1,399
Expected return on plan assets	(8,573)	(8,467)	(1,834)	(2,051)
Amortization of:
Prior service cost (credit)	2	29	(9)	(8)
Net actuarial losses recognized	4,629	3,272	523	319
Net Periodic Benefit Cost	$11,018	$9,713	$1,264	$878

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
Postretirement Benefits	August 31,	August 31,	August 31,	August 31,
(In thousands)	2019	2018	2019	2018
Service cost	$-	$-	$429	$392
Interest cost	37	48	282	291
Amortization of:
Prior service (credit)	(55)	(55)
Net actuarial (gains) losses recognized	(16)	(6)	158	115
Net Periodic Benefit (Credit) Cost	$(34)	$(13)	$869	$798

Due to slightly lower discount rates, net periodic pension and postretirement cost for fiscal 2020 is higher than our fiscal 2019 expense. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. We previously disclosed in our financial statements for the fiscal year ended May 31, 2019 that we expected to contribute approximately $0.9 million to our retirement plans in the U.S. and approximately $6.4 million to plans outside the U.S. during the current fiscal year, and as of August 31, 2019, those amounts remain unchanged.

NOTE 16 — CONTINGENCIES AND OTHER ACCRUED LOSSES

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

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at August 31, 2019, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a reduction of sales, as a component of cost of sales, or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended
	August 31,	August 31,
	2019	2018
	(In thousands)
Beginning Balance	$10,414	$11,721
Deductions (1)	(5,513)	(6,614)
Provision charged to expense	5,168	5,478
Ending Balance	$10,069	$10,585

(1)	Primarily claims paid during the year.

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

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  Both we and our General Counsel filed motions to dismiss the complaint on February 24, 2017.  Those motions to dismiss the complaint were denied by the Court on September 29, 2017.  We and our General Counsel filed answers to the complaint on October 16, 2017.  Formal discovery commenced in January 2018 and closed as of June 3, 2019, other than one remaining discovery dispute.  The parties engaged in written discovery, and several fact witnesses were deposed.  The dispositive motion briefing schedule was vacated by the Court on July 2, 2019, due to the remaining discovery dispute, and will be reset once this dispute is fully resolved.  We intend to continue to contest the allegations in the complaint vigorously.

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

NOTE 17 – REVENUE

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives.  We disaggregate revenues from the sales of our products and services based upon geographical location by each of our reportable segments, which are aligned by similar economic factors, trends and customers, which best depict the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  See Note 18, “Segment Information,” for further details regarding our disaggregated revenues as well as a description of each of the unique revenue streams related to each of our four reportable segments.

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

We offer assurance type warranties on our products as well as separately sold warranty contracts. Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term.  Warranty liabilities for our assurance type warranties are discussed further in Note 16.

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

Accounts receivable, net of allowances, and net contract assets (liabilities) consisted of the following:

(In thousands, except percents)	August 31, 2019	May 31, 2019	$ Change	% Change
Accounts receivable, less allowance	$1,109,259	$1,232,350	$(123,091)	-10.0%

Contract assets	$26,464	$21,628	$4,836	22.4%
Contract liabilities - short-term	(27,402)	(25,896)	(1,506)	5.8%
Net Contract Liabilities	$(938)	$(4,268)	$3,330	-78.0%

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. The $3.3 million change in our net contract liabilities from May 31, 2019 to August 31, 2019 resulted primarily from the timing of construction jobs in progress.  During the first quarter of fiscal 2020, we performed a substantial amount of work on construction projects, and as such, our unbilled revenue is higher as of August 31, 2019 than it was at May 31, 2019.  We also record long-term deferred revenue, which amounted to $65.6 million and $66.5 million as of August 31, 2019 and May 31, 2019, respectively.  The long-term portion of deferred revenue is related to assurance type warranty contracts and is included in other long-term liabilities in our consolidated balance sheets.

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

NOTE 18 — SEGMENT INFORMATION

Effective June 1, 2019, we realigned certain businesses and management structure to recognize how we allocate resources and analyze the operating performance of our businesses. Among other things, the realignment of certain businesses occurred as a result of the

2020 MAP to Growth plan that was approved and initiated between May and August 2018.  As we began to execute on our operating improvement initiatives, we identified ways to realign certain businesses, and concluded that moving to an expanded reporting structure could help us to better manage our assets and improve synergies across the enterprise.

This realignment changed our reportable segments beginning with our first quarter of fiscal 2020.  As such, we will begin reporting under four reportable segments instead of our three previous reportable segments.  Our four reporting segments will now be: the Construction Products Group (“CPG”), Performance Coatings Group (“PCG”), Consumer Group (“Consumer”) and Specialty Products Group (“Specialty”).  In connection with the realignment, we shifted our Kirker business out of Consumer into Specialty, and also shifted our Dryvit and Nudura businesses out of Specialty into CPG. The newly formed CPG will also include our Tremco, Tremco illbruck, Euclid Chemical, Viapol, Vandex and Flowcrete businesses. PCG will include Stonhard, Carboline, USL and Fibergrate businesses, while Consumer will comprise the Rust-Oleum and DAP businesses.

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives. We manage our portfolio by organizing our businesses and product lines into four reportable segments as outlined above, which also represent our operating segments. Within each operating segment, we manage product lines and businesses which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our four operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker in determining how to allocate the assets of the company and evaluate performance. These four operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on income before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”), and/or adjusted EBIT, as a performance evaluation measure because interest expense is essentially related to acquisitions, as opposed to segment operations.

Our CPG reportable segment products are sold throughout North America and also account for the majority of our international sales. Our construction product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Products and services within this reportable segment include construction sealants and adhesives, coatings and chemicals, roofing systems, concrete admixture and repair products, building envelope solutions, insulated cladding, flooring systems, and weatherproofing solutions.

Our PCG reportable segment products are sold throughout North America, as well as internationally, and are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Products and services within this reportable segment include high-performance flooring solutions, corrosion control and fireproofing coatings, infrastructure repair systems, fiberglass reinforced plastic gratings and drainage systems.

Our Consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and other parts of the world. Our consumer reportable segment products are primarily sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and through distributors. The Consumer reportable segment offers products that include specialty, hobby and professional paints; caulks; adhesives; silicone sealants and wood stains.

Our Specialty reportable segment products are sold throughout North America and a few international locations, primarily in Europe. Our specialty product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The Specialty reportable segment offers products that include industrial cleaners, restoration services equipment, colorants, nail enamels, exterior finishes, edible coatings and specialty glazes for pharmaceutical and food industries, and other specialty original equipment manufacturer (“OEM”) coatings.

In addition to our four reportable segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of certain assets and other expenses not directly associated with any reportable segment. Assets related to the corporate/other category consist primarily of investments, prepaid expenses and headquarters’ property and equipment. These corporate and other assets and expenses reconcile reportable segment data to total consolidated income before income taxes and identifiable assets.

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

Three Months Ended August 31, 2019	CPG Segment	PCG Segment	Consumer Segment	Specialty Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$307,659	$181,906	$381,229	$131,731	$1,002,525
Foreign
Canada	50,443	20,973	32,505	2,228	106,149
Europe	114,302	64,459	51,009	20,839	250,609
Latin America	42,847	8,441	6,315	432	58,035
Asia Pacific	20,396	7,424	6,181	4,858	38,859
Other Foreign	458	14,038	2,091	-	16,587
Total Foreign	228,446	115,335	98,101	28,357	470,239
Total	$536,105	$297,241	$479,330	$160,088	$1,472,764

Three Months Ended August 31, 2018	CPG Segment	PCG Segment	Consumer Segment	Specialty Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$289,799	$177,457	$375,536	$137,881	$980,673
Foreign
Canada	43,338	22,188	29,005	2,246	96,777
Europe	125,287	60,614	57,876	22,800	266,577
Latin America	37,985	9,642	6,122	307	54,056
Asia Pacific	20,290	10,212	6,912	5,481	42,895
Other Foreign	793	16,306	1,912	-	19,011
Total Foreign	227,693	118,962	101,827	30,834	479,316
Total	$517,492	$296,419	$477,363	$168,715	$1,459,989

	Three Months Ended
	August 31,	August 31,
	2019	2018
	(In thousands)
Income (Loss) Before Income Taxes
CPG Segment	$82,680	$65,044
PCG Segment	28,057	8,325
Consumer Segment	59,158	50,969
Specialty Segment	23,327	23,816
Corporate/Other	(50,373)	(56,216)
Consolidated	$142,849	$91,938

	August 31,	May 31,
	2019	2019
	(In thousands)
Identifiable Assets
CPG Segment	$1,594,453	$1,573,329
PCG Segment	992,995	951,644
Consumer Segment	1,987,280	1,953,279
Specialty Segment	711,348	689,133
Corporate/Other	310,349	273,970
Consolidated	$5,596,425	$5,441,355

NOTE 19 — GOODWILL

We account for goodwill and other intangible assets in accordance with the provisions of ASC 350 and account for business combinations using the acquisition method of accounting and, accordingly, the assets and liabilities of the entities acquired are recorded at their estimated fair values at the acquisition date. Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets.

We assess goodwill for impairment annually during the fourth quarter, or more frequently, if events and circumstances indicate impairment may have occurred. We test goodwill for impairment at the reporting unit level. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill. We evaluate our reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach.

Subsequent to our prior annual impairment test as of the first day of our fourth fiscal quarter, the composition of our reportable segments was revised, as further discussed in Note 18, “Segment Information.”  Prior to implementing the revised segment reporting structure during our current quarter of fiscal 2020, our previously disclosed Industrial Segment comprised two operating segments, the CPG operating segment and the PCG operating segment.  Each of these operating segments comprised several reporting units, all of which were tested during our last annual goodwill impairment test during the fourth quarter of fiscal 2019.

Also, in connection with our 2020 Map to Growth initiative, we realigned certain businesses and management structure within our Specialty segment.  As such, our former Wood Finishes Group reporting unit was split into two separate reporting units: Guardian and Wood Finishes Group.  Additionally, our former Kop-Coat Group reporting unit was split into two reporting units:  Kop-Coat Industrial Protection Products and Kop-Coat Group.  We performed a goodwill impairment test for each of the new reporting units upon the change in reportable segments, business realignment and management structure using a quantitative assessment.  We concluded that the estimated fair values exceeded the carrying values for these new reporting units, and accordingly, no indications of impairment were identified as a result of these changes during the first quarter of fiscal 2020.

The following table summarizes the changes in the carrying amount of goodwill, by reportable segment, for the periods presented:

	CPG	PCG	Industrial	Consumer	Specialty
(In thousands)	Segment	Segment	Segment	Segment	Segment	Total
Balance as of May 31, 2019	$-	$-	$526,419	$499,387	$219,956	$1,245,762
Allocation to new segments	407,429	185,259	(526,419)		(66,269)	-
Acquisitions	14,689					14,689
Translation adjustments	(3,578)	(2,577)		(3,568)	(910)	(10,633)
Balance as of August 31, 2019	$418,540	$182,682	$-	$495,819	$152,777	$1,249,818

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A comprehensive discussion of the accounting policies and estimates that are the most critical to our financial statements are set forth in our Annual Report on Form 10-K for the year ended May 31, 2019.

BUSINESS SEGMENT INFORMATION

Effective June 1, 2019, we realigned certain businesses and management structure to recognize how we allocate resources and analyze the operating performance of our businesses. Among other things, the realignment of certain businesses occurred as a result of the 2020 MAP to Growth plan that was approved and initiated between May and August 2018.  As we began to execute on our operating improvement initiatives, we identified ways to realign certain businesses, and concluded that moving to an expanded reporting structure could help us to better manage our assets and improve synergies across the enterprise.

This realignment changed our reportable segments beginning with our first quarter of fiscal 2020.  As such, we will begin reporting under four reportable segments instead of our three previous reportable segments.  See Note 18, “Segment Information,” to the consolidated financial statements for further detail.

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

	Three Months Ended
	August 31,	August 31,
	2019	2018
	(In thousands)
Net Sales
CPG Segment	$536,105	$517,492
PCG Segment	297,241	296,419
Consumer Segment	479,330	477,363
Specialty Segment	160,088	168,715
Consolidated	$1,472,764	$1,459,989
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$82,680	$65,044
Interest (Expense), Net (b)	(2,027)	(2,290)
EBIT (c)	$84,707	$67,334
PCG Segment
Income Before Income Taxes (a)	$28,057	$8,325
Interest (Expense), Net (b)	(129)	(118)
EBIT (c)	$28,186	$8,443
Consumer Segment
Income Before Income Taxes (a)	$59,158	$50,969
Interest (Expense), Net (b)	(105)	(174)
EBIT (c)	$59,263	$51,143
Specialty Segment
Income Before Income Taxes (a)	$23,327	$23,816
Interest Income, Net (b)	26	93
EBIT (c)	$23,301	$23,723
Corporate/Other
(Expense) Before Income Taxes (a)	$(50,373)	$(56,216)
Interest (Expense), Net (b)	(20,697)	(19,484)
EBIT (c)	$(29,676)	$(36,732)
Consolidated
Net Income	$106,496	$70,186
Add: (Provision) for Income Taxes	(36,353)	(21,752)
Income Before Income Taxes (a)	142,849	91,938
Interest (Expense)	(28,317)	(24,406)
Investment Income, Net	5,385	2,433
EBIT (c)	$165,781	$113,911

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles ("GAAP") in the U.S., to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
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

RESULTS OF OPERATIONS

Three Months Ended August 31, 2019

Net Sales  Consolidated net sales of $1,472.8 million for the first quarter of fiscal 2020 grew by approximately 0.9% from net sales of $1,460.0 million for last year’s first quarter. Acquisitions added 2.3%, while organic sales, which include the impact of price and volume, reduced consolidated net sales by 0.1%.  Consolidated net sales for the quarter also reflect an unfavorable foreign exchange impact of 1.3%.

CPG segment net sales for the current quarter grew by 3.6% to $536.1 million, from net sales of $517.5 million during the same period a year ago. The improvement resulted from recent acquisitions, which contributed 4.4% to net sales during the current quarter, and organic growth, which contributed 0.7% during the quarter, driven mainly by increases in selling prices. Unfavorable foreign exchange impacted construction segment net sales by 1.5% during the current quarter.  Sales growth was highest in our basement waterproofing business and our Brazilian operation, but was offset by unfavorable weather, in the first month of the quarter, and labor shortages.

PCG segment net sales for the current quarter grew by 0.3% to $297.2 million, from net sales of $296.4 million during the same period a year ago. The improvement resulted from recent acquisitions, which contributed 1.8% to net sales during the current quarter, and organic growth, which contributed 0.4% during the quarter, driven mainly by the increases of selling prices over the comparable period last year. Unfavorable foreign exchange impacted performance coatings segment net sales by 1.9% during the current quarter.  Sales growth was dampened by strategic decisions to exit low-margin businesses.

Consumer segment net sales for the quarter grew by 0.4% to $479.3 million, from $477.4 million during last year’s first quarter.  Recent acquisitions provided 1.3% of the growth in net sales, while organic growth provided 0.1%, during the current quarter, driven primarily by price increases.  Unfavorable foreign currency impacted net sales in the consumer segment by 1.0% during the current quarter versus the same period a year ago.  Sales growth was dampened due to soft economy in the U.K. related to Brexit, unfavorable weather in the first month of the quarter, deferred promotional activity by big box retailers, and a difficult comparison to the prior year, when there were load-ins for new business.

Specialty segment net sales for the quarter decreased by 5.1% to $160.1 million, from $168.7 million during last year’s first quarter. Organic declines of 4.3%, during the current quarter, resulted from decreases in fluorescent pigments, specialty coatings and OEM businesses.  Additionally, foreign currency had an unfavorable impact on specialty segment net sales for the quarter of 0.8%.

Gross Profit Margin  Our consolidated gross profit margin of 39.0% of net sales for the first quarter of fiscal 2020 compares to a consolidated gross profit margin of 37.6% for the comparable period a year ago, after giving effect to the change in classification of shipping and handling costs.  Last year’s reported gross profit margin of 40.7% has been recast to 37.6% in order to reflect the current year change in accounting principle related to shipping and handling costs, which were previously recognized in SG&A expenses and are now recognized in cost of sales.  The current quarter gross profit increase of approximately 1.4% of net sales reflects an improvement of approximately 380 basis points (“bps”) resulting from a combination of increases in selling prices and 2020 MAP to Growth savings, partially offset by the impact of lower volume and unfavorable mix of product sold versus last year for approximately 160 bps, in addition to higher raw material costs for approximately 30 bps and supply chain challenges throughout the period for approximately 50 bps.  Recent changes in international trade duties and policies could materially impact the cost of our raw materials.  Specifically, recently imposed tariffs, including tariffs on steel imports into the U.S., will likely have an unfavorable impact on the cost of our cans and packaging.

SG&A  Our consolidated SG&A expense during the current period was $14.5 million lower versus the same period last year, and decreased to 27.2% of net sales from 28.4% of net sales for the prior year quarter.  Last year’s reported SG&A percentage of net sales of 31.5% has been recast to 28.4% in order to reflect the current year change in accounting principle related to shipping and handling costs, which were previously recognized in SG&A expenses and are now recognized in cost of sales.  During the first quarter of fiscal 2020, we continued our 2020 MAP to Growth and have generated $6.3 million of incremental savings.  In connection with this plan, we incurred ERP implementation and consolidation expenses and professional fees in connection with implementing our 2020 MAP to Growth initiative totaling approximately $11.7 million.  Additionally, in the prior year comparable period, there was approximately $10 million in unfavorable legal settlements and associated legal fees and unfavorable transactional foreign exchange of approximately $5.7 million, both of which did not reoccur in the current year.  Additional SG&A expense incurred from companies acquired during the previous 12 months approximated $5.4 million during the first quarter of fiscal 2020.

Our CPG segment SG&A was approximately $1.5 million lower for the first quarter of fiscal 2020 versus the comparable prior year period and decreased as a percentage of net sales, mainly due to 2020 MAP to Growth savings in the current quarter and unfavorable transactional foreign exchange that occurred in the prior comparable quarter. Partially offsetting these decreases in SG&A was approximately $3.7 million of additional SG&A expense generated from companies acquired during the past 12 months.

Our PCG segment SG&A was approximately $8.3 million lower for the first quarter of fiscal 2020 versus the comparable prior year period and decreased as a percentage of net sales, mainly due to 2020 MAP to Growth savings in the current quarter, decreased allowance for doubtful accounts associated with accounts deemed uncollectible as a result of changes in our market and leadership strategy and unfavorable transactional foreign exchange that occurred in the prior comparable quarter.  These decreases were slightly offset by approximately $0.4 million of additional SG&A expense generated from companies acquired during the past 12 months.

Our Consumer segment SG&A decreased by approximately $5.8 million during the first quarter of fiscal 2020 versus the same period last year and decreased as a percentage of net sales.  This was primarily attributable to 2020 MAP to Growth savings as well as unfavorable legal settlements and associated legal fees, which occurred during the prior comparable quarter.  This was slightly offset by approximately $1.2 million of additional SG&A expense generated from companies acquired during the past 12 months.

Our Specialty segment SG&A was approximately $0.1 million lower during the first quarter of fiscal 2020 versus the comparable prior year period, but increased as a percentage of net sales.  The decrease in SG&A expense is mainly attributable to cost control measures, which were offset by additional costs associated with the ERP consolidation plan associated with our 2020 MAP to Growth.

SG&A expenses in our corporate/other category of $28.5 million during the first quarter of fiscal 2020 increased by $1.1 million from $27.4 million recorded during last year’s first quarter, resulting primarily from professional fees in connection with our 2020 MAP to Growth initiative, which approximated $8.0 million, compared to $4.3 million in the prior comparable quarter.

We recorded total net periodic pension and postretirement benefit costs of $13.1 million and $11.4 million for the first quarter of fiscal 2020 and 2019, respectively. The $1.7 million increase in pension expense resulted from the combination of higher net actuarial losses recognized during the current quarter versus last year’s first quarter for approximately $1.6 million and a higher service costs of approximately $0.7 million during the current quarter versus the same period a year ago.  These increases were partially offset by a decrease of approximately $0.6 million in interest costs during the current quarter, when compared to the same period a year ago.  We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Restructuring Charges  We recorded restructuring charges of $6.6 million during the first quarter of fiscal 2020, which compares with $20.1 million during the first quarter of fiscal 2019.  These charges were the result of our continued implementation of our 2020 MAP to Growth, which focuses upon strategic shifts in operations across our entire business.  On a consolidated basis, we incurred $3.8 million of severance and benefit costs during the first quarter of fiscal 2020 compared with $19.1 million during the same period a year ago.  Facility closure and other related costs totaled $2.8 million during the first quarter of fiscal 2020 versus $0.4 million during the first quarter of fiscal 2019.  Finally, $0.1 million of other asset write-offs during the period compared with $0.6 million during the same period a year ago. These charges were associated with closures of certain facilities as well as the elimination of duplicative headcount and infrastructure associated with certain of our businesses.

We expect to incur approximately $32.4 million of future additional charges in relation to this initiative.  These additional charges include approximately $21.3 million of severance and benefit costs, $9.6 million of facility closure and other related charges, as well as $1.5 million of other asset write-offs.  We expect these charges to be incurred by the end of calendar year 2020, upon which we expect to achieve an annualized pretax savings of approximately $290 million per year.  Additionally, upon the completion of this initiative, we have targeted $230.0 million of improvement of working capital, and believe that, assuming 3% organic growth and approximately $150 million to $200 million annually in acquisitions of businesses, our fiscal year 2021 cash flow from operations will improve to approximately $872.0 million.  In addition, we have continued to assess and find areas of improvement and cost savings as part of our 2020 MAP to Growth.  As such, the final implementation and expected costs of our plan are subject to change.  Most notably, we have broadened the scope of our announced plan to include the consolidation of the general and administrative areas, potential outsourcing, as well as additional future plant closures and consolidations; the estimated future costs of which have not yet been established.  See Note 4, “Restructuring,” to the consolidated financial statements, for further detail surrounding our 2020 MAP to Growth.

Interest Expense  Interest expense was $28.3 million for the first quarter of fiscal 2020 versus $24.4 million for the same period a year ago. Excluding acquisition-related borrowings, higher average borrowings quarter over quarter increased interest expense by approximately $1.7 million during the first quarter of fiscal 2020 when compared to the prior year quarter.  Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first quarter by approximately $1.3 million versus the same period a year ago.  Higher interest rates, which averaged 4.13% overall for the first quarter of fiscal 2020 compared with 4.06% for the same period of fiscal 2019, increased interest expense by approximately $0.9 million during the current quarter versus the same period last year.

Investment (Income), Net  Net investment income of approximately $5.4 million for the first quarter of fiscal 2020 compares to net investment income of $2.4 million during the same period last year.  Dividend and interest income totaled $1.8 million and $2.0 million for the first quarter of fiscal 2020 and 2019, respectively.  Net gains on marketable securities totaled $3.5 million during the first quarter of fiscal 2020, while there were net realized gains of $0.4 million during the same period a year ago.

Income Before Income Taxes (“IBT”)  Our consolidated pretax income for the first quarter of fiscal 2020 of $142.8 million compares with pretax income of $91.9 million for the same period a year ago.  Our CPG segment had IBT of $82.7 million, or 15.4% of net sales, for the quarter ended August 31, 2019, versus IBT of $65.0 million, or 12.6% of net sales, for the same period a year ago. Our CPG segment results reflect 2020 MAP to Growth savings, prior year selling price increases and increased earnings from recent acquisitions.  Our PCG segment had IBT of $28.1 million, or 9.4% of net sales, for the quarter ended August 31, 2019, versus IBT of $8.3 million, or 2.8% of net sales, for the same period a year ago.  Our PCG segment results reflect 2020 MAP to Growth savings and non-recurring one-time items that occurred in the prior comparable quarter.  Our Consumer segment IBT approximated $59.2 million, or 12.3% of net sales, for the first quarter of fiscal 2020, versus the prior year first quarter pretax income of $51.0 million, or 10.7% of net sales.  The prior quarter results reflect the unfavorable legal settlements and related legal fees of approximately $10.0 million.  Our Specialty segment had pretax income of $23.3 million, or 14.6% of net sales for the quarter ended August 31, 2019, versus pretax income of $23.8 million, or 14.1% of net sales, for the same period a year ago, reflecting declines in sales volume in our fluorescent pigment, specialty coatings and OEM businesses.

Income Tax Rate  The effective income tax rate of 25.5% for the three-months ended August 31, 2019 compares to an effective income tax rate of 23.7% for the three-months ended August 31, 2018.  The effective income tax rates for the three-month periods ended August 31, 2019 and 2018 reflect variances from the 21% federal statutory rate due primarily to the unfavorable impact of state and local income taxes and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. The quarter over quarter increase in the effective income tax rate is primarily attributable to a decrease in the equity compensation income tax benefit.

Net Income  Net income of $106.5 million for the quarter ended August 31, 2019 compares to net income of $70.2 million for the comparable prior year period.  Net income attributable to RPM International Inc. stockholders for the first quarter of fiscal 2020 was $106.2 million, or 7.2% of consolidated net sales, which compared to net income of $69.8 million, or 4.8% of consolidated net sales for the comparable prior year period.

Diluted earnings per share of common stock for the quarter ended August 31, 2019 of $0.82 compares with diluted earnings per share of common stock of $0.52 for the quarter ended August 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Fiscal 2020 Compared with Fiscal 2019

Approximately $145.1 million of cash was provided by operating activities during the first three months of fiscal 2020, compared with $7.1 million of cash used by operating activities during the same period last year.  The net change in cash from operations includes the change in net income, which increased by $36.3 million during the first three months of fiscal 2020 versus the same period during fiscal 2019.  During the first three months of fiscal 2020, we recorded $6.6 million in restructuring charges and made cash payments of $6.0 million related to our 2020 MAP to Growth, as further described in Note 4, “Restructuring.”  Changes in working capital accounts and all other accruals provided approximately $130.6 million more cash flow during the first three months of fiscal 2020 versus the same period last year.

The change in accounts receivable during the first three months of fiscal 2020 provided approximately $84.0 million more cash than during the same period a year ago. This resulted from improved earnings and initiatives that shifted approximately $100.0 million in receipts from the fourth quarter of fiscal 2019 to the first quarter of fiscal 2020.  Days sales outstanding (“DSO”) at August 31, 2019 increased to 63.7 days from 62.3 days at August 31, 2018. While many of our businesses achieved decreases in DSO during the current quarter versus last year, those improvements were more than offset by increased DSO at our consumer segment resulting from a reduction of the volume of cash collections subject to early payment discounts.

During the first three months of fiscal 2020, we spent approximately $4.6 million less cash for inventory compared to our spending during the same period a year ago, which resulted primarily from the timing of purchases by retail customers. Days of inventory outstanding (“DIO”) at August 31, 2019 increased to 86.2 days from 84.4 days at August 31, 2018.  While many of our businesses improved their DIO by several days during the current quarter versus last year, those improvements were more than offset by inventory increases at certain of our other businesses in order to accommodate and maintain customer service levels.

The change in accounts payable during the first three months of fiscal 2020 used approximately $24.4 million less cash than during the first three months of fiscal 2019, resulting principally from the timing of certain payments as we continue to move toward a center-led procurement process that includes negotiating modified payment terms.  Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. During the first three months of fiscal 2020, we paid $30.6 million for acquisitions, net of cash acquired, versus $26.4 million during the comparable prior year period. Capital expenditures of $36.6 million during the first three months of fiscal 2020 compare with depreciation of $23.6 million. In the comparable prior year period, capital expenditures were $28.3 million, which compared with depreciation of $24.1 million. We have been increasing, and will continue to increase, our capital spending in fiscal 2020, in an effort to consolidate ERP systems and our plant footprint, as part of 2020 MAP to Growth.  We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand throughout fiscal 2020 and beyond.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At August 31, 2019 and May 31, 2019, the fair value of our investments in marketable securities totaled $123.6 million and $112.5 million, respectively.  The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs.

As of August 31, 2019, approximately $197.1 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $205.8 million at May 31, 2019.  Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions.  Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements.  Refer to Note 10, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.20 billion at August 31, 2019, compared with $1.28 billion at May 31, 2019.

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

5.250% Notes due 2045 and 3.750% Notes due 2027

On March 2, 2017, we issued $50.0 million aggregate principal amount of 5.250% Notes due 2045 (the “2045 Notes”) and $400.0 million aggregate principal amount of 3.750% Notes due 2027 (the “2027 Notes”).  The 2045 Notes are a further issuance of the $250 million aggregate principal amount of 5.250% Notes due 2045 initially issued by us on May 29, 2015.  Interest on the 2045 Notes is payable semiannually in arrears on June 1st and December 1st of each year at a rate of 5.250% per year. The 2045 Notes mature on June 1, 2045.  Interest on the 2027 Notes is payable semiannually in arrears on March 15th and September 15th of each year, at a rate of 3.750% per year. The 2027 Notes mature on March 15, 2027.  The indenture governing this indebtedness includes cross-acceleration provisions. Under certain circumstances, where an event of default under our other instruments results in acceleration of the indebtedness under such instruments, holders of the indebtedness under the indenture are entitled to declare amounts outstanding immediately due and payable.

Revolving Credit Agreement

During the quarter ended November 30, 2018, we replaced our previous $800.0 million revolving credit agreement, which was set to expire on December 5, 2019, with a $1.3 billion unsecured syndicated revolving credit facility (the “Revolving Credit Facility”), which expires on October 31, 2023.  The Revolving Credit Facility includes sublimits for the issuance of swingline loans, which are comparatively short-term loans used for working capital purposes and letters of credit.  The aggregate maximum principal amount of the commitments under the Revolving Credit Facility may be expanded upon our request, subject to certain conditions, up to $1.5 billion.  The Revolving Credit Facility is available to refinance existing indebtedness, to finance working capital and capital expenditures, and for general corporate purposes.  Accordingly, during October 2019, it is likely we will utilize available funds from our Revolving Credit Facility to repay our unsecured 6.125% senior notes, which mature on October 15, 2019.  At May 31, 2019, the outstanding balance on our 6.125% senior notes approximated $450.5 million, which is included in the current portion of long-term debt on our consolidated balance sheets.

The Revolving Credit Facility requires us to comply with various customary affirmative and negative covenants, including a leverage covenant and interest coverage ratio, which are calculated in accordance with the terms as defined by the credit agreement.  Under the terms of the leverage covenant, we may not permit our leverage ratio for total indebtedness to consolidated EBITDA for the four most recent fiscal quarters to exceed 3.75 to 1.0.  During certain periods and per the terms of the Revolving Credit Facility, this ratio may be increased to 4.25 to 1.0 in the event of an acquisition for which the aggregate consideration is $100.0 million or greater.  The minimum required consolidated interest coverage ratio for EBITDA to interest expense is 3.50 to 1.  The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended.  For purposes of these computations, EBITDA is defined in the Revolving Credit Facility.

As of August 31, 2019, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 3.12 to 1, while our interest coverage ratio was 7.47 to 1. Our available liquidity under our Revolving Credit Facility stood at $916.7 million at August 31, 2019.

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

Accounts Receivable Securitization Program

On May 9, 2014, we entered into a $200.0 million accounts receivable securitization facility (the “AR Program”). The AR Program, which expires on May 8, 2020, was entered into pursuant to (1) a second amended and restated receivables sales agreement, dated as of May 9, 2014, and subsequently amended on August 29, 2014; November 3, 2015; December 31, 2016; and March 31, 2017 (the “Sale Agreement”), among certain of our subsidiaries (the “Originators”), and RPM Funding Corporation, a special purpose entity (the “SPE”) whose voting interests are wholly owned by us, and (2) an amended and restated receivables purchase agreement, dated as of May 9, 2014 and subsequently amended on February 25, 2015 and May 2, 2017 (the “Purchase Agreement”), among the SPE, certain purchasers from time to time party thereto (the “Purchasers”), and PNC Bank, National Association as administrative agent.

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

The maximum availability under the AR Program is $200.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $200.0 million of funding available under the AR Program.  As of August 31, 2019, the outstanding balance under the AR Program was $130.0 million, which compares with the maximum availability on that date of $200.0 million.

The interest rate under the Purchase Agreement is based on the Alternate Base Rate, LIBOR Market Index Rate, one-month LIBOR or LIBOR for a specified tranche period, as selected by us, plus in each case a margin of 0.80%. In addition, as set forth in an Amended and Restated Fee Letter, dated May 2, 2017 (the “Fee Letter”), the SPE is obligated to pay a monthly unused commitment fee to the Purchasers based on the daily amount of unused commitments under the Agreement, which ranges from 0.30% to 0.50% based on usage.  The AR Program contains various customary affirmative and negative covenants, as well as customary default and termination provisions.

Our failure to comply with the covenants described above and other covenants contained in the Revolving Credit Facility could result in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Revolving Credit Facility to be due and payable immediately. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that, under certain circumstances, an event of default that results in acceleration of our indebtedness under the Revolving Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable.

2.25% Convertible Senior Notes due 2020

On December 9, 2013, we issued $205 million of 2.25% Convertible Senior Notes due 2020 (the “Convertible Notes”).  We paid interest on the Convertible Notes semi-annually on June 15th and December 15th of each year.

We completed the redemption of all $205.0 million aggregate principal amount of our outstanding Convertible Notes on November 27, 2018.

Stock Repurchase Program

On January 9, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion.  As announced on November 28, 2018, our goal is to return $1.0 billion in capital to stockholders by May 31, 2021 through share repurchases.  On April 16, 2019, after taking into account share repurchases under our existing stock repurchase program to date, our Board of Directors authorized the repurchase of the remaining $600.0 million in value of RPM International Inc. common stock by May 31, 2021.  As a result, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the quarter ended August 31, 2019, we repurchased 1,655,616 shares of our common stock at a cost of approximately $100.0 million, or an average cost of $60.40 per share, under this program.  During the quarter ended August 31, 2018, we repurchased 103,446 shares of our common stock at a cost of approximately $7.0 million, or an average cost of $67.61 per share, under this program.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings for the year ended May 31, 2019, other than the minimum operating lease commitments as previously disclosed in our Form 10-K for the year ended May 31, 2019. As of June 1, 2019, upon adoption of ASC 842, the minimum operating lease commitments are no longer off-balance sheet.  We have no subsidiaries that are not included in our financial statements, nor do we have any interests in, or relationships with, any special purpose entities that are not reflected in our financial statements.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) the timing of and the realization of anticipated cost savings from restructuring initiatives and the ability to identify additional cost savings opportunities; (j) risks related to the adequacy of our contingent liability reserves; and (k) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2019, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2019 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action in the U.S. District Court for the District of Columbia against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  The complaint seeks disgorgement of gains that may have resulted from the conduct alleged in the complaint, and payment of unspecified monetary penalties from us and our General Counsel pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act.  Further, the complaint seeks to permanently enjoin us from violations of Sections 17(a)(2) and (a)(3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Exchange Act Rules 12b-20, 13a-1, 13a-11 and 13a-13, and to permanently enjoin our General Counsel from violations of Sections 17(a)(2) and (a)(3) of the Securities Act and Exchange Act Rules 13b2-1 and 13b2-2(a).  Both we and our General Counsel filed motions to dismiss the complaint on February 24, 2017.  Those motions to dismiss the complaint were denied by the Court on September 29, 2017.  We and our General Counsel filed answers to the complaint on October 16, 2017.  Formal discovery commenced in January 2018 and closed as of June 3, 2019, other than one remaining discovery dispute.  The parties engaged in written discovery, and several fact witnesses were deposed.  The dispositive motion briefing schedule was vacated by the Court on July 2, 2019, due to the remaining discovery dispute, and will be rest once this dispute is fully resolved.  We intend to continue to contest the allegations in the complaint vigorously.

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

On June 7, 2019, Rust-Oleum received a show cause letter from the United States Environmental Protection Agency (“U.S. EPA”) formally notifying it of an alleged violation of 2017 TRI Form R reporting requirements for its Hagerstown, MD plant.  Rust-Oleum is negotiating a settlement agreement with U.S. EPA associated therewith that includes a proposed penalty of approximately $134,000.

On August 13, 2019, Kirker Enterprises Inc. received an Administrative Order and Civil Administrative Penalty Assessment letter from the State of New Jersey Department of Environmental Protection Division of Air Enforcement formally notifying it of alleged failures to fulfill all conditions of an air permit applicable to its Patterson, New Jersey facility.  The letter includes a proposed penalty of approximately $192,000.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the first quarter of fiscal 2020:

				Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
June 1, 2019 through June 30, 2019	966,327	$59.56	956,000
July 1, 2019 through July 31, 2019	762,235	$61.98	699,616
August 1, 2019 through August 31, 2019	19,229	$69.14
Total - First Quarter	1,747,791	$60.72	1,655,616

(1)

Includes 92,175 shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.'s Amended and Restated 2014 Omnibus Equity and Incentive Plan and 2007 Restricted Stock Plan.

(2)

The maximum dollar amount that may yet be repurchased under our program was approximately $494.7 million at August 31, 2019. Refer to Note 12 to the consolidated financial statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Keith R. Smiley, Vice President – Finance and Controller. (x)

18.1	Preferability letter of Deloitte & Touche LLP, independent registered public accounting firm. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2019, has been formatted in Inline XBRL

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Russell L. Gordon
Russell L. Gordon
Vice President and
Chief Financial Officer

Dated: October 3, 2019