Form 10-Q
period 2019-11-30
RPM INTERNATIONAL INC/DE/
filed 2020-01-08
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019,

or

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

As of January 3, 2020, the registrant had 129,766,609 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	November 30, 2019	May 31, 2019
Assets
Current Assets
Cash and cash equivalents	$208,173	$223,168
Trade accounts receivable (less allowances of $59,824 and $54,748, respectively)	1,047,813	1,232,350
Inventories	883,722	841,873
Prepaid expenses and other current assets	220,557	220,701
Total current assets	2,360,265	2,518,092
Property, Plant and Equipment, at Cost	1,712,511	1,662,859
Allowance for depreciation	(890,736)	(843,648)
Property, plant and equipment, net	821,775	819,211
Other Assets
Goodwill	1,259,556	1,245,762
Other intangible assets, net of amortization	595,311	601,082
Operating lease right-of-use assets	284,852	-
Deferred income taxes	34,719	34,908
Other	224,520	222,300
Total other assets	2,398,958	2,104,052
Total Assets	$5,580,998	$5,441,355
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$475,288	$556,696
Current portion of long-term debt	102,136	552,446
Accrued compensation and benefits	139,403	193,345
Accrued losses	21,646	19,899
Other accrued liabilities	245,595	217,019
Total current liabilities	984,068	1,539,405
Long-Term Liabilities
Long-term debt, less current maturities	2,421,339	1,973,462
Operating lease liabilities	243,863	-
Other long-term liabilities	415,838	405,040
Deferred income taxes	112,590	114,843
Total long-term liabilities	3,193,630	2,493,345
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	-	-
Common stock, par value $0.01; authorized 300,000 shares; issued 143,021 and outstanding 129,767 as of November 30, 2019; issued 142,439 and outstanding 130,995 as of May 31, 2019	1,298	1,310
Paid-in capital	1,007,554	994,508
Treasury stock, at cost	(547,683)	(437,290)
Accumulated other comprehensive (loss)	(576,707)	(577,628)
Retained earnings	1,516,230	1,425,052
Total RPM International Inc. stockholders' equity	1,400,692	1,405,952
Noncontrolling Interest	2,608	2,653
Total equity	1,403,300	1,408,605
Total Liabilities and Stockholders' Equity	$5,580,998	$5,441,355

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2019	2018	2019	2018
Net Sales	$1,401,292	$1,362,531	$2,874,056	$2,822,520
Cost of Sales	871,894	868,800	1,769,904	1,779,436
Gross Profit	529,398	493,731	1,104,152	1,043,084
Selling, General and Administrative Expenses	403,357	385,842	803,923	800,895
Restructuring Charges	4,801	7,724	11,423	27,800
Interest Expense	26,341	23,127	54,658	47,533
Investment (Income) Expense, Net	(8,805)	7,033	(14,190)	4,600
Other Expense, Net	1,951	3,412	3,736	3,725
Income Before Income Taxes	101,753	66,593	244,602	158,531
Provision for Income Taxes	24,431	17,420	60,784	39,172
Net Income	77,322	49,173	183,818	119,359
Less: Net Income (Loss) Attributable to Noncontrolling Interests	292	(51)	600	371
Net Income Attributable to RPM International Inc. Stockholders	$77,030	$49,224	$183,218	$118,988
Average Number of Shares of Common Stock Outstanding:
Basic	128,393	131,058	128,639	131,467
Diluted	129,079	131,667	129,294	133,278
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.60	$0.37	$1.42	$0.90
Diluted	$0.59	$0.37	$1.41	$0.89

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2019	2018	2019	2018
Net Income	$77,322	$49,173	$183,818	$119,359
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	20,967	(12,245)	(7,467)	(52,935)
Pension and other postretirement benefit liability adjustments (net of tax of $1,015; $1,108; $2,119 and $2,090, respectively)	3,404	3,428	7,027	6,483
Unrealized (loss) gain on securities and other (net of tax of $0; $124; $1 and $543, respectively)	(155)	(1,515)	216	962
Unrealized gain on derivatives (net of tax of $305; $234; $274 and $249, respectively)	381	2,349	1,165	3,271
Total other comprehensive income (loss)	24,597	(7,983)	941	(42,219)
Total Comprehensive Income	101,919	41,190	184,759	77,140
Less: Comprehensive Income Attributable to Noncontrolling Interests	343	40	620	204
Comprehensive Income Attributable to RPM International Inc. Stockholders	$101,576	$41,150	$184,139	$76,936

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	November 30,	November 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$183,818	$119,359
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	77,572	73,025
Restructuring charges, net of payments	(1,713)	7,464
Payments of contingent earnout obligations in excess of fair value	-	1,558
Deferred income taxes	(5,426)	(1,400)
Stock-based compensation expense	13,034	12,896
Other non-cash interest expense	-	1,552
Realized/unrealized (gains) losses on marketable securities	(8,741)	7,496
Loss on extinguishment of debt	-	3,051
Other	(705)	2,349
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	183,782	92,398
(Increase) in inventory	(41,129)	(49,020)
Decrease (increase) in prepaid expenses and other current and long-term assets	8,524	(942)
(Decrease) in accounts payable	(70,712)	(117,678)
(Decrease) in accrued compensation and benefits	(53,589)	(41,470)
Increase in accrued losses	1,894	1,131
Increase in other accrued liabilities	13,644	33,422
Other	(90)	3,098
Cash Provided By Operating Activities	300,163	148,289
Cash Flows From Investing Activities:
Capital expenditures	(71,393)	(57,775)
Acquisition of businesses, net of cash acquired	(36,281)	(127,848)
Purchase of marketable securities	(14,332)	(13,276)
Proceeds from sales of marketable securities	13,100	35,426
Other	2,183	(2,394)
Cash (Used For) Investing Activities	(106,723)	(165,867)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	539,277	447,843
Reductions of long-term and short-term debt	(542,744)	(247,440)
Cash dividends	(92,040)	(89,196)
Shares repurchased	(100,000)	(81,992)
Shares returned for taxes	(10,155)	(16,466)
Payments of acquisition-related contingent consideration	(187)	(3,531)
Other	(664)	(391)
Cash (Used For) Provided By Financing Activities	(206,513)	8,827
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,922)	(8,757)
Net Change in Cash and Cash Equivalents	(14,995)	(17,508)
Cash and Cash Equivalents at Beginning of Period	223,168	244,422
Cash and Cash Equivalents at End of Period	$208,173	$226,914
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$58,953	$49,687
Income Taxes, net of refunds	$73,322	$25,311
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of Debt to Equity	$-	$38,239

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2019	130,995	$1,310	$994,508	$(437,290)	$(577,628)	$1,425,052	$1,405,952	$2,653	$1,408,605
Net income	-	-	-	-	-	106,188	106,188	308	106,496
Other comprehensive (loss)	-	-	-	-	(23,625)	-	(23,625)	(31)	(23,656)
Dividends declared and paid ($0.35 per share)	-	-	-	-	-	(45,323)	(45,323)	-	(45,323)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(297)	(297)
Share repurchases under repurchase program	(1,656)	(16)	16	(100,000)	-	-	(100,000)	-	(100,000)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	330	3	6,557	(6,360)	-	-	200	-	200
Balance at August 31, 2019	129,669	$1,297	$1,001,081	$(543,650)	$(601,253)	$1,485,917	$1,343,392	$2,633	$1,346,025
Net income	-	-	-	-	-	77,030	77,030	292	77,322
Other comprehensive (loss) income	-	-	-	-	24,546	-	24,546	51	24,597
Dividends declared and paid ($0.36 per share)	-	-	-	-	-	(46,717)	(46,717)	-	(46,717)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(368)	(368)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	97	1	6,473	(4,033)	-	-	2,441	-	2,441
Balance at November 30, 2019	129,766	$1,298	$1,007,554	$(547,683)	$(576,707)	$1,516,230	$1,400,692	$2,608	$1,403,300

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2018	133,647	$1,336	$982,067	$(236,318)	$(459,048)	$1,342,736	$1,630,773	$2,765	$1,633,538
Cumulative-effect adjustment upon adoption of ASU 2014-09	-	-	-	-	-	(2,833)	(2,833)	-	(2,833)
Net income	-	-	-	-	-	69,764	69,764	422	70,186
Other comprehensive (loss)	-	-	-	-	(33,978)	-	(33,978)	(258)	(34,236)
Dividends declared and paid ($0.32 per share)	-	-	-	-	-	(42,715)	(42,715)	-	(42,715)
Other noncontrolling interest activity	-	-	-	-	-	-	-	3	3
Share repurchases under repurchase program	(103)	(1)	1	(6,994)	-	-	(6,994)	-	(6,994)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(136)	(1)	10,018	(13,587)	-	-	(3,570)	-	(3,570)
Balance at August 31, 2018	133,408	$1,334	$992,086	$(256,899)	$(493,026)	$1,366,952	$1,610,447	$2,932	$1,613,379
Net income (loss)	-	-	-	-	-	49,224	49,224	(51)	49,173
Other comprehensive (loss)	-	-	-	-	(8,074)	-	(8,074)	91	(7,983)
Dividends declared and paid ($0.35 per share)	-	-	-	-	-	(46,481)	(46,481)	-	(46,481)
Other noncontrolling interest activity	-	-	-	-	-	-	-	567	567
Share repurchases under repurchase program	(1,145)	(11)	11	(74,998)	-	-	(74,998)	-	(74,998)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	274	2	7,277	(2,082)	-	-	5,197	-	5,197
Convertible bond redemption	599	6	(23,029)	20,215	-	-	(2,808)	-	(2,808)
Balance at November 30, 2018	133,136	$1,331	$976,345	$(313,764)	$(501,100)	$1,369,695	$1,532,507	$3,539	$1,536,046

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three- and six-month periods ended November 30, 2019 and 2018.  For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2019.

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

Our business is dependent on external weather factors. Historically, we have experienced strong sales and net income in our first, second and fourth fiscal quarters comprising the three-month periods ending August 31, November 30 and May 31, respectively, with weaker performance in our third fiscal quarter (December through February).

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

We have adopted the new leasing standard on the required effective date of June 1, 2019 using the alternative transition method as described above. Results for reporting periods beginning on June 1, 2019 are presented under Topic 842, while prior period amounts continue to be reported and disclosed in accordance with our historical accounting treatment under Accounting Standards Codification (“ASC”) 840, “Leases (ASC 840).” We elected to apply the package of practical expedients permitted under the ASC 842 transition guidance. Accordingly, we did not reassess whether any expired or expiring contracts contain leases, lease classification between finance and operating leases, and the recognition of initial direct costs of leases commencing before the effective date. We also applied the practical expedient to not separate lease and non-lease components to existing leases, as well as new leases through transition.  However, we did not elect the hindsight practical expedient to determine the lease term for existing leases. As a result of our adoption procedures, we have determined that the new guidance had a material impact on our Consolidated Balance Sheets and did not have a material effect on our Consolidated Statements of Income, Consolidated Statements of Cash Flows or our debt covenants. The effects of our transition to ASC 842 resulted in no cumulative adjustment to retained earnings in the period of adoption.  Refer to Note 13, “Leases,” for additional information.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740),” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. We are currently reviewing the provisions of this new pronouncement, but do not expect our adoption of this guidance to have a material impact on our Consolidated Financial Statements.

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

The consolidated statements of income for the three and six months ended November 30, 2018 have been adjusted to reflect this change in accounting principle. The impact of the adjustment for the three and six months ended November 30, 2018 was an increase of $44.2 million and $88.9 million, respectively, to cost of sales and a corresponding decrease to SG&A expense.

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

Our 2020 MAP to Growth will optimize our manufacturing facilities and will ultimately provide more efficient plant and distribution facilities.  To date, in association with our 2020 MAP to Growth initiative, we have completed, or are in the process of completing,  the planned closure of 18 plants and 23 warehouses.  We also expect to incur additional severance and benefit costs as part of our planned closure of these facilities.

Throughout the additional phases of our 2020 MAP to Growth initiative, we will continue to assess and find areas of improvement and cost savings.  As such, the final implementation of the aforementioned phases and total expected costs are subject to change.  In addition to the announced plan, we have continued to broaden the scope of our 2020 MAP to Growth initiative, specifically in consolidation of the general and administrative areas, potential outsourcing, as well as additional future plant closures and consolidations; the estimated costs of which have not yet been finalized.  The current total expected costs associated with this plan are outlined in the table below and increased by approximately $4.6 million compared to our previous estimate, primarily attributable to increases in expected severance and benefit charges of $4.6 million.  Most activities under our 2020 MAP to Growth are anticipated to be completed by the end of calendar year 2020.

Following is a summary of the charges recorded in connection with restructuring by reportable segment:

	Three Months Ended	Six Months Ended	Cumulative Costs	Total Expected
(in thousands)	November 30, 2019	November 30, 2019	to Date	Costs
Construction Products Group (“CPG”) Segment:
Severance and benefit costs (a)	$1,447	$1,607	$12,836	$22,146
Facility closure and other related costs	110	798	3,767	4,597
Other asset write-offs	39	39	1,629	2,151
Total Charges	$1,596	$2,444	$18,232	$28,894

Performance Coatings Group (“PCG”) Segment:
Severance and benefit costs (b)	$431	$2,931	$9,344	$14,765
Facility closure and other related costs	636	745	4,219	6,638
Other asset write-offs	172	172	523	528
Total Charges	$1,239	$3,848	$14,086	$21,931

Consumer Group (“Consumer”) Segment:
Severance and benefit costs (c)	$780	$1,547	$8,925	$12,424
Facility closure and other related costs	344	860	7,552	9,352
Other asset write-offs	-	-	25	25
Total Charges	$1,124	$2,407	$16,502	$21,801

Specialty Products Group (“Specialty”) Segment:
Severance and benefit costs (d)	$48	$414	$5,750	$10,640
Facility closure and other related costs	731	2,190	3,434	6,697
Other asset write-offs	40	104	1,107	1,334
Total Charges	$819	$2,708	$10,291	$18,671

Corporate/Other Segment:
Severance and benefit costs	$23	$16	$12,136	$12,136
Total Charges	$23	$16	$12,136	$12,136

Consolidated:
Severance and benefit costs	$2,729	$6,515	$48,991	$72,111
Facility closure and other related costs	1,821	4,593	18,972	27,284
Other asset write-offs	251	315	3,284	4,038
Total Charges	$4,801	$11,423	$71,247	$103,433

(a)	Severance and benefit costs are associated with the elimination of 25 positions and 46 positions during the three and six months ended November 30, 2019, respectively.
(b)	Severance and benefit costs are associated with the elimination of 18 positions and 69 positions during the three and six months ended November 30, 2019, respectively.
(c)	Severance and benefit costs are associated with the elimination of 9 positions and 11 positions during the three and six months ended November 30, 2019, respectively.
(d)	Severance and benefit costs are associated with the elimination of 49 positions and 59 positions during the three and six months ended November 30, 2019, respectively.

	Three Months Ended	Six Months Ended
(in thousands)	November 30, 2018	November 30, 2018

Construction Products Group (“CPG”) Segment:
Severance and benefit costs (e)	$3,574	$5,993
Facility closure and other related costs	384	397
Other asset write-offs	3	368
Total Charges	$3,961	$6,758

Performance Coatings Group (“PCG”) Segment:
Severance and benefit costs (f)	$364	$4,769
Facility closure and other related costs	483	906
Other asset write-offs	146	359
Total Charges	$993	$6,034

Consumer Group (“Consumer”) Segment:
Severance and benefit costs (g)	$76	$1,095
Facility closure and other related costs	105	105
Other asset write-offs	-	-
Total Charges	$181	$1,200

Specialty Products Group (“Specialty”) Segment:
Severance and benefit costs (h)	$1,458	$3,678
Facility closure and other related costs	65	65
Other asset write-offs	5	5
Total Charges	$1,528	$3,748

Corporate/Other Segment:
Severance and benefit costs (i)	$1,061	$10,060
Total Charges	$1,061	$10,060

Consolidated:
Severance and benefit costs	$6,533	$25,595
Facility closure and other related costs	1,037	1,473
Other asset write-offs	154	732
Total Charges	$7,724	$27,800

(e)

Severance and benefit costs are associated with the elimination of 37 positions and 68 positions during the three and six months ended November 30, 2018, respectively.  Additionally, $0.2 million included in the charges incurred during the six months ended November 30, 2018 are associated with the prior elimination of one position within the legal function during fiscal 2018.

(f)	Severance and benefit costs are associated with the elimination of 17 positions and 102 positions during the three and six months ended November 30, 2018, respectively.
(g)	Severance and benefit costs are associated with the elimination of 9 positions during the six months ended November 30, 2018.
(h)	Severance and benefit costs are associated with the elimination of 95 positions and 120 positions during the three and six months ended November 30, 2018, respectively.
(i)

Reflects charges related to the severance of two corporate executives, as well as accelerated vesting of equity awards for two corporate executives, four Specialty segment executives and three CPG segment executives in connection with the aforementioned restructuring activities.

A summary of the activity in the restructuring reserves related to our 2020 MAP to Growth is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at August 31, 2019	$2,946	$9,430	$-	$12,376
Additions charged to expense	2,729	1,821	251	4,801
Cash payments charged against reserve	(2,109)	(5,016)	-	(7,125)
Non-cash charges included above (j)	-	(155)	(251)	(406)
Balance at November 30, 2019	$3,566	$6,080	$-	$9,646

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2019	$4,837	$7,857	$-	12,694
Additions charged to expense	6,515	4,593	315	11,423
Cash payments charged against reserve	(7,786)	(5,350)	-	(13,136)
Non-cash charges included above (j)	-	(1,020)	(315)	(1,335)
Balance at November 30, 2019	$3,566	$6,080	$-	$9,646

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at August 31, 2018	$10,960	$5,364	$-	$16,324
Additions charged to expense	6,533	1,037	154	7,724
Cash payments charged against reserve	(6,013)	(1,330)	-	(7,343)
Non-cash charges included above (j)	(1,053)	(2,536)	(154)	(3,743)
Balance at November 30, 2018	$10,427	$2,535	$-	$12,962

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2018	$9,957	$6,184	$1,373	$17,514
Additions charged to expense	25,595	1,473	732	27,800
Cash payments charged against reserve	(18,588)	(1,748)	-	(20,336)
Non-cash charges included above (j)	(6,537)	(3,374)	(2,105)	(12,016)
Balance at November 30, 2018	$10,427	$2,535	$-	$12,962

(j)	Non-cash charges primarily include accelerated vesting of equity awards and asset-write offs.

In connection with our 2020 MAP to Growth, during the second quarter of fiscal 2020, we incurred approximately $6.3 million and $1.0 million of inventory-related charges at our Consumer and PCG segments, respectively. During the first half of fiscal 2020, we incurred $7.2 million, $3.1 million and $0.3 million of inventory-related charges at our Consumer, PCG, and CPG segments, respectively.  During the second quarter of fiscal 2019, we incurred approximately $2.3 million, $1.0 million and $0.3 million of inventory-related charges at our PCG, Consumer and CPG segments, respectively.  During the first half of fiscal 2019, we incurred $6.6 million, $1.3 million and $0.5 million of inventory-related charges at our PCG, Consumer and CPG segments, respectively.  The fiscal 2019 inventory-related charges were partially offset by a favorable adjustment of approximately $0.2 million to the fiscal 2018 inventory write-off at our Consumer segment.  All of the aforementioned inventory-related charges are recorded in cost of sales in our Consolidated Statements of Income. These inventory charges were the result of product line and SKU rationalization initiatives in connection with our overall plan of restructuring.

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at November 30, 2019
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$24,209	$-	$24,209
Corporate bonds		471		471
Total available-for-sale debt securities	-	24,680	-	24,680
Trading and other equity securities:
Mutual funds - foreign		36,251		36,251
Mutual funds - domestic		75,037		75,037
Total trading and other equity securities	-	111,288	-	111,288
Contingent consideration			(15,748)	(15,748)
Total	$-	$135,968	$(15,748)	$120,220

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2019
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$24,547	$-	$24,547
Corporate bonds		462		462
Total available-for-sale debt securities	-	25,009	-	25,009
Trading and other equity securities:
Mutual funds - foreign		32,082		32,082
Mutual funds - domestic		67,739		67,739
Total trading and other equity securities	-	99,821	-	99,821
Contingent consideration			(21,551)	(21,551)
Total	$-	$124,830	$(21,551)	$103,279

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During the first half of fiscal 2020, we paid approximately $5.9 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current period.  During the first half of fiscal 2019, we paid approximately $4.7 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during last year’s first half and recorded an increase in the accrual for approximately $2.7 million related to fair value adjustments. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payments of contingent consideration in excess of fair value are reported in cash flows from operating activities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At November 30, 2019 and May 31, 2019, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of November 30, 2019 and May 31, 2019 are as follows:

	At November 30, 2019
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$208,173	$208,173
Marketable equity securities	97,798	97,798
Marketable debt securities	24,680	24,680
Long-term debt, including current portion	2,523,475	2,616,790

	At May 31, 2019
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$223,168	$223,168
Marketable equity securities	87,525	87,525
Marketable debt securities	25,009	25,009
Long-term debt, including current portion	2,525,908	2,526,817

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

Derivatives Not Designated as Hedges

At November 30, 2019, and May 31, 2019, we held one foreign currency forward contract designed to reduce our exposure to changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows.  The contract has not been designated as a hedge; therefore, the changes in fair value of the derivative are recognized in earnings as a component of selling, general and administrative expenses (“SG&A”). Amounts recognized in earnings did not have a material impact on our Consolidated Financial Statements for any period presented. As of November 30, 2019 and May 31, 2019, the notional amounts of the forward contract held to purchase foreign currencies was $61.0 million and $38.7 million, respectively.

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

The fair values of qualifying and non-qualifying instruments used in hedging transactions as of November 30, 2019 and May 31, 2019 are as follows:

(in thousands)		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	November 30, 2019	May 31, 2019
Assets:
Interest Rate Swap (Fair Value)	Other Current Assets	$239	$513
Cross Currency Swap (Net Investment)	Other Current Assets	2,198	2,482
Cross Currency Swap (Net Investment)	Other Assets (Long-Term)	5,136	6,163
Interest Rate Swap (Fair Value)	Other Assets (Long-Term)	882	-
Liabilities:
Interest Rate Swap (Fair Value)	Other Accrued Liabilities	-	230
Cross Currency Swap (Net Investment)	Other Accrued Liabilities	82	-
Cross Currency Swap (Net Investment)	Other Long-Term Liabilities	1,445	4,276

(in thousands)		Fair Value
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	November 30, 2019	May 31, 2019
Assets:
Foreign Currency Exchange	Other Current Assets	$114	$51

NOTE 7 — INVESTMENT (INCOME) EXPENSE, NET

Investment (income) expense, net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2019	2018	2019	2018
Interest (income)	$(1,429)	$(828)	$(2,776)	$(1,732)
Net (gain) loss on marketable securities	(6,939)	8,520	(10,479)	8,134
Dividend (income)	(437)	(659)	(935)	(1,802)
Investment (income) expense, net	$(8,805)	$7,033	$(14,190)	$4,600

Net (Gain) Loss on Marketable Securities

Of the $6.9 million in net gains on marketable securities recognized during the second quarter of fiscal 2020, approximately $6.0 million related to unrealized gains on marketable equity securities and approximately $1.0 million was related to unrealized gains on trading securities. Additionally, of the $10.5 million in net gains on marketable securities recognized during the first half of fiscal 2020, approximately $8.9 million related to unrealized gains on marketable equity securities and $1.7 million in unrealized gains on trading securities.

During the second quarter of fiscal 2019, we recognized gross realized losses on sales of marketable securities of $1.0 million and unrealized losses on trading securities of $1.0 million. For the first half of fiscal 2019, we recognized realized gains and losses on sales of securities of $0.2 million and $1.2 million, respectively, and unrealized gains and losses on trading securities of $0.5 million and $1.1 million, respectively.  During the three and six-month periods ended November 30, 2018, we recognized $6.5 million in unrealized losses on marketable equity securities.

NOTE 8 — OTHER EXPENSE, NET

Other expense, net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2019	2018	2019	2018
Royalty (income) expense, net	$(360)	$63	$(94)	$66
(Income) loss related to unconsolidated equity affiliates	(65)	(48)	25	(166)
Pension non-service costs	1,550	346	2,979	774
Loss on extinguishment of debt (a)	-	3,051	-	3,051
Loss on divestiture (b)	826	-	826	-
Other expense, net	$1,951	$3,412	$3,736	$3,725

(a)

In connection with the redemption of all our outstanding 2.25% convertible senior notes in November 2018, we recognized a loss of $3.1 million, due to the fair value measurement of the instrument on the date of conversion.

(b)	Reflects the loss incurred upon divestiture of a contracting business located in Australia, which had reported through our PCG segment.

NOTE 9 — INCOME TAXES

The effective income tax rate of 24.0% for the three months ended November 30, 2019 compares to the effective income tax rate of 26.2% for the three months ended November 30, 2018. The effective income tax rates for the three months ended November 30, 2019 and 2018 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. Additionally, the effective income tax rate for the three months ended November 30, 2019 reflects favorable adjustments related to certain valuation allowances and reserves for uncertain tax positions.

The effective income tax rate of 24.8% for the six months ended November 30, 2019 compares to the effective income tax rate of 24.7% for the six months ended November 30, 2018. The effective income tax rates for the six months ended November 30, 2019 and 2018 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation.

Our deferred tax liability for unremitted foreign earnings was $18.8 million as of November 30, 2019, which represents our estimate of the foreign tax cost associated with the deemed remittance of $414.7 million of foreign earnings that are not considered to be permanently reinvested.  We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of November 30, 2019. Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were remitted to us as dividends.

NOTE 10 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	November 30, 2019	May 31, 2019
Raw material and supplies	$294,212	$296,493
Finished goods	589,510	545,380
Total Inventory, Net of Reserves	$883,722	$841,873

NOTE 11 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. As announced on November 28, 2018, our goal is to return $1.0 billion in capital to stockholders by May 31, 2021 through share repurchases.  On April 16, 2019, after taking into account share repurchases under our existing stock repurchase program to date, our Board of Directors authorized the repurchase of the remaining $600.0 million in value of RPM International Inc. common stock by May 31, 2021.  As a result, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three months ended November 30, 2019, we did not repurchase any shares of our common stock under this program.  During the three months ended November 30, 2018, we repurchased 1,144,952 shares of our common stock at a cost of approximately $75.0 million, or an average cost of $65.50 per share, under this program. During the six months ended November 30, 2019, we repurchased 1,655,616 shares of our common stock at a cost of approximately $100.0 million, or an average cost of $60.40 per share, under this program.  During the six months ended November 30, 2018, we repurchased 1,248,398 shares of our common stock at a cost of approximately $82.0 million, or an average cost of $65.68 per share, under this program.

NOTE 12 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share for the three- and six-month periods ended November 30, 2019 and 2018.   For the three and six months ended November 30, 2019, and the three months ended November 30, 2018, basic and diluted earnings per share was calculated using the two-class method.  For the six months ended November 30, 2018, basic earnings per share was calculated using the two-class method and diluted earnings per share was calculated using the treasury method.

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$77,030	$49,224	$183,218	$118,988
Less: Allocation of earnings and dividends to participating securities	(548)	(460)	(1,167)	(936)
Net income available to common shareholders - basic	76,482	48,764	182,051	118,052
Add: Undistributed earnings reallocated to unvested shareholders	1	-	3	-
Add: Allocation of earnings and dividends to participating securities	-	-	-	936
Net income available to common shareholders - diluted	$76,483	$48,764	$182,054	$118,988
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	128,393	131,058	128,639	131,467
Average diluted options and awards	686	609	655	1,811
Total shares for diluted earnings per share (1)	129,079	131,667	129,294	133,278
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.60	$0.37	$1.42	$0.90
Diluted Earnings Per Share of Common Stock	$0.59	$0.37	$1.41	$0.89

(1)

Restricted shares totaling 178,000 for the six months ended November 30, 2019, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.  There were no shares of restricted stock identified as being anti-dilutive for the three months ended November 30, 2019, or the three or six months ended November 30, 2018.  Stock appreciation rights (SARs) totaling 790,000 for the six months ended November 30, 2019 and 480,000 and 890,000 for the three and six months ended November 30, 2018, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. There were no SARs identified as being anti-dilutive for the three months ended November 30, 2019.

NOTE 13—LEASES

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

During the three months ended November 30, 2019, we incurred lease costs of $21.5 million, which is primarily comprised of operating lease cost of $17.8 million and other costs of $3.7 million which include costs for our finance leases, short-term leases, and variable lease payments.

During the six months ended November 30, 2019, we incurred lease costs of $42.2 million, which is primarily comprised of operating lease costs of $35.9 million and other costs of $6.3 million, which include costs for our finance leases, short-term leases and variable lease payments.

For the three and six months ended November 30, 2019, we paid approximately $17.1 million and $34.0 million, respectively, for operating lease obligations.  These payments are included in operating cash flows.  In addition, during the six months ended November 30, 2019, we recognized ROU assets for $41.1 million in exchange for new operating lease obligations. At November 30, 2019, the weighted-average remaining lease term under our operating leases was 9.2 years, while the weighted-average discount rate for our operating leases was approximately 3.8%.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of November 30, 2019:

Year ending May 31,	Operating Leases
(In thousands)
2020 (excluding the six months ended November 30)	$31,980
2021	55,648
2022	44,471
2023	34,573
2024	28,663
Thereafter	162,830
Total lease payments	$358,165
Less imputed interest	63,300
Total present value of lease liabilities	$294,865

As of November 30, 2019, our current lease liability balance was $51.0 million and recorded within Other Accrued Liabilities on our Consolidated Balance Sheet.

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

NOTE 14 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans.  The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and six months ended November 30, 2019 and 2018:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
Pension Benefits	November 30,	November 30,	November 30,	November 30,
(In thousands)	2019	2018	2019	2018
Service cost	$9,856	$9,382	$1,391	$1,219
Interest cost	5,104	5,497	1,193	1,399
Expected return on plan assets	(8,573)	(8,467)	(1,834)	(2,051)
Amortization of:
Prior service cost (credit)	2	29	(9)	(8)
Net actuarial losses recognized	4,629	3,272	523	319
Net Periodic Benefit Cost	$11,018	$9,713	$1,264	$878

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
Postretirement Benefits	November 30,	November 30,	November 30,	November 30,
(In thousands)	2019	2018	2019	2018
Service cost	$-	$-	$429	$392
Interest cost	37	48	282	291
Amortization of:
Prior service (credit)	(55)	(55)	-	-
Net actuarial (gains) losses recognized	(16)	(6)	158	115
Net Periodic Benefit (Credit) Cost	$(34)	$(13)	$869	$798

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
Pension Benefits	2019	2018	2019	2018
(In thousands)
Service cost	$19,712	$18,764	$2,782	$2,438
Interest cost	10,208	10,994	2,386	2,798
Expected return on plan assets	(17,146)	(16,934)	(3,668)	(4,102)
Amortization of:
Prior service cost (credit)	4	58	(18)	(16)
Net actuarial losses recognized	9,258	6,544	1,046	638
Net Periodic Benefit Cost	$22,036	$19,426	$2,528	$1,756

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
Postretirement Benefits	2019	2018	2019	2018
(In thousands)
Service cost	$-	$-	$858	$784
Interest cost	74	96	564	582
Amortization of:
Prior service (credit)	(110)	(110)	-	-
Net actuarial (gains) losses recognized	(32)	(12)	316	230
Net Periodic Benefit (Credit) Cost	$(68)	$(26)	$1,738	$1,596

Due to slightly lower discount rates, net periodic pension and postretirement cost for fiscal 2020 is higher than our fiscal 2019 expense. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. We previously disclosed in our financial statements for the fiscal year ended May 31, 2019 that we expected to contribute approximately $0.9 million to our retirement plans in the U.S. and approximately $6.4 million to plans outside the U.S. during the current fiscal year, and as of November 30, 2019, those amounts remain unchanged.

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

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at November 30, 2019, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a reduction of sales, as a component of cost of sales, or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2019	2018	2019	2018
	(In thousands)
Beginning Balance	$10,069	$10,585	$10,414	$11,721
Deductions (1)	(5,721)	(6,660)	(11,380)	(13,274)
Provision charged to expense	6,207	5,938	11,521	11,416
Ending Balance	$10,555	$9,863	$10,555	$9,863

(1)	Primarily claims paid during the year.

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

Carboline Company previously was identified as a potentially responsible party in connection with a matter filed on behalf of the U.S. EPA claiming that Carboline Company, among other potentially responsible parties, violated Section 107 of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and seeking reimbursement for response costs incurred in connection with the release or threatened release of hazardous substances at the Lammers Barrel Superfund Site in Beavercreek, Ohio.  Subsequent to the end of the current quarter, Carboline Company agreed in principle to settle this matter for $1.3 million, which amount is subject to final approval and court entry of the proposed consent decree relating to this matter.

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

We offer assurance type warranties on our products as well as separately sold warranty contracts. Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term.  Warranty liabilities for our assurance type warranties are discussed further in Note 15, “Contingencies and Other Accrued Losses.”

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

Accounts receivable, net of allowances, and net contract assets (liabilities) consisted of the following:

	November 30, 2019	August 31, 2019	$ Change	% Change
(In thousands, except percents)
Accounts receivable, less allowance	$1,047,813	$1,109,259	$(61,446)	-5.5%

Contract assets	$18,959	$26,434	$(7,475)	-28.3%
Contract liabilities - short-term	(25,205)	(27,402)	2,197	-8.0%
Net Contract Liabilities	$(6,246)	$(968)	$(5,278)	545.2%

(In thousands, except percents)	November 30, 2019	May 31, 2019	$ Change	% Change

Accounts receivable, less allowance	$1,047,813	$1,232,350	$(184,537)	-15.0%

Contract assets	$18,959	$21,628	$(2,669)	-12.3%
Contract liabilities - short-term	(25,205)	(25,896)	691	-2.7%
Net Contract Liabilities	$(6,246)	$(4,268)	$(1,978)	46.3%

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. The $5.3 million change in our net contract liabilities from August 31, 2019 to November 30, 2019 and the $2.0 million change in our net contract liabilities from May 31, 2019 to November 30, 2019 resulted primarily from the timing of construction jobs in progress.  During the first quarter of fiscal 2020, we performed a substantial amount of work on construction projects and as such, our unbilled revenue was higher at August 31, 2019 than it was at May 31, 2019.  During the second quarter of fiscal 2020, our unbilled revenues declined as projects and billings were completed.  We also record long-term deferred revenue, which amounted to $67.1 million, $65.6 million and $66.5 million as of November 30, 2019, August 31, 2019 and May 31, 2019, respectively.  The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our consolidated balance sheets.

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

This realignment changed our reportable segments beginning with our first quarter of fiscal 2020.  As such we now report under four reportable segments instead of our three previous reportable segments.  Our four reporting segments are: the CPG reportable segment, PCG reportable segment, Consumer reportable segment and Specialty reportable segment.  In connection with the realignment, we shifted our Kirker business out of Consumer into Specialty, and also shifted our Dryvit and Nudura businesses out of Specialty into CPG. The newly formed CPG also includes our Tremco, Tremco illbruck, Euclid Chemical, Viapol, Vandex and Flowcrete businesses. PCG includes Stonhard, Carboline, USL and Fibergrate businesses, while Consumer comprises the Rust-Oleum and DAP businesses.

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

Three Months Ended November 30, 2019	CPG Segment	PCG Segment	Consumer Segment	Specialty Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$270,908	$173,747	$358,500	$124,560	$927,715
Foreign
Canada	46,199	19,309	27,075	2,555	95,138
Europe	117,548	69,999	48,741	20,946	257,234
Latin America	43,084	8,842	7,327	349	59,602
Asia Pacific	19,468	6,670	6,874	9,760	42,772
Other Foreign	2,303	14,145	2,383		18,831
Total Foreign	228,602	118,965	92,400	33,610	473,577
Total	$499,510	$292,712	$450,900	$158,170	$1,401,292

Three Months Ended November 30, 2018	CPG Segment	PCG Segment	Consumer Segment	Specialty Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$229,385	$169,518	$329,934	$142,549	$871,386
Foreign
Canada	53,734	22,671	23,403	2,434	102,242
Europe	128,628	64,156	54,478	22,580	269,842
Latin America	36,308	8,550	7,281	364	52,503
Asia Pacific	19,397	9,312	7,919	10,091	46,719
Other Foreign	(154)	17,753	2,240	-	19,839
Total Foreign	237,913	122,442	95,321	35,469	491,145
Total	$467,298	$291,960	$425,255	$178,018	$1,362,531

Six Months Ended November 30, 2019	CPG Segment	PCG Segment	Consumer Segment	Specialty Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$578,567	$355,653	$739,729	$256,291	$1,930,240
Foreign
Canada	96,642	40,282	59,580	4,783	201,287
Europe	231,850	134,458	99,750	41,785	507,843
Latin America	85,931	17,283	13,642	781	117,637
Asia Pacific	39,864	14,094	13,055	14,618	81,631
Other Foreign	2,761	28,183	4,474		35,418
Total Foreign	457,048	234,300	190,501	61,967	943,816
Total	$1,035,615	$589,953	$930,230	$318,258	$2,874,056

Six Months Ended November 30, 2018	CPG Segment	PCG Segment	Consumer Segment	Specialty Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$519,184	$346,975	$705,470	$280,430	$1,852,059
Foreign
Canada	97,072	44,859	52,408	4,680	199,019
Europe	253,915	124,769	112,354	45,380	536,418
Latin America	74,293	18,190	13,403	671	106,557
Asia Pacific	39,687	19,525	14,831	15,572	89,615
Other Foreign	639	34,061	4,152	-	38,852
Total Foreign	465,606	241,404	197,148	66,303	970,461
Total	$984,790	$588,379	$902,618	$346,733	$2,822,520

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2019	2018	2019	2018
	(In thousands)
Income (Loss) Before Income Taxes
CPG Segment	$57,123	$35,357	$139,803	$100,401
PCG Segment	33,320	22,299	61,377	$30,624
Consumer Segment	34,456	41,836	93,614	92,805
Specialty Segment	18,762	26,119	42,089	49,935
Corporate/Other	(41,908)	(59,018)	(92,281)	(115,234)
Consolidated	$101,753	$66,593	$244,602	$158,531

	November 30,	May 31,
	2019	2019
	(In thousands)
Identifiable Assets
CPG Segment	$1,581,862	$1,573,329
PCG Segment	975,423	951,644
Consumer Segment	2,001,829	1,953,279
Specialty Segment	716,471	689,133
Corporate/Other	305,413	273,970
Consolidated	$5,580,998	$5,441,355

NOTE 18 — GOODWILL

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

Subsequent to our prior annual impairment test as of the first day of our fourth fiscal quarter, the composition of our reportable segments was revised, as further discussed in Note 17, “Segment Information.”  Prior to implementing the revised segment reporting structure beginning in fiscal 2020, our previously disclosed Industrial Segment comprised two operating segments, the CPG operating segment and the PCG operating segment.  Each of these operating segments comprised several reporting units, all of which were tested during our last annual goodwill impairment test during the fourth quarter of fiscal 2019.

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

The following table summarizes the changes in the carrying amount of goodwill, by reportable segment, for the periods presented:

	CPG	PCG	Industrial	Consumer	Specialty
(In thousands)	Segment	Segment	Segment	Segment	Segment	Total
Balance as of May 31, 2019	$-	$-	$526,419	$499,387	$219,956	$1,245,762
Allocation to new segments	407,429	185,259	(526,419)		(66,269)	-
Acquisitions	14,689					14,689
Translation adjustments	(3,578)	(2,577)		(3,568)	(910)	(10,633)
Balance as of August 31, 2019	418,540	182,682	-	495,819	152,777	1,249,818
Acquisitions		3,023				3,023
Translation adjustments	1,198	2,683		2,235	599	6,715
Balance as of November 30, 2019	$419,738	$188,388	$-	$498,054	$153,376	$1,259,556

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This realignment changed our reportable segments beginning with our first quarter of fiscal 2020.  As such, as of June 1, 2019, we began reporting under four reportable segments instead of our three previous reportable segments.  See Note 17, “Segment Information,” to the Consolidated Financial Statements for further detail.

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

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2019	2018	2019	2018
	(In thousands)
Net Sales
CPG Segment	$499,510	$467,298	$1,035,615	$984,790
PCG Segment	292,712	291,960	589,953	588,379
Consumer Segment	450,900	425,255	930,230	902,618
Specialty Segment	158,170	178,018	318,258	346,733
Consolidated	$1,401,292	$1,362,531	$2,874,056	$2,822,520
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$57,123	$35,357	$139,803	$100,401
Interest (Expense), Net (b)	(2,074)	(2,189)	(4,101)	(4,479)
EBIT (c)	$59,197	$37,546	$143,904	$104,880
PCG Segment
Income Before Income Taxes (a)	$33,320	$22,299	$61,377	$30,624
Interest (Expense), Net (b)	25	(223)	(104)	(341)
EBIT (c)	$33,295	$22,522	$61,481	$30,965
Consumer Segment
Income Before Income Taxes (a)	$34,456	$41,836	$93,614	$92,805
Interest (Expense), Net (b)	(56)	(123)	(161)	(297)
EBIT (c)	$34,512	$41,959	$93,775	$93,102
Specialty Segment
Income Before Income Taxes (a)	$18,762	$26,119	$42,089	$49,935
Interest Income, Net (b)	(7)	105	19	198
EBIT (c)	$18,769	$26,014	$42,070	$49,737
Corporate/Other
(Expense) Before Income Taxes (a)	$(41,908)	$(59,018)	$(92,281)	$(115,234)
Interest (Expense), Net (b)	(15,424)	(27,730)	(36,121)	(47,214)
EBIT (c)	$(26,484)	$(31,288)	$(56,160)	$(68,020)
Consolidated
Net Income	$77,322	$49,173	$183,818	$119,359
Add: (Provision) for Income Taxes	(24,431)	(17,420)	(60,784)	(39,172)
Income Before Income Taxes (a)	101,753	66,593	244,602	158,531
Interest (Expense)	(26,341)	(23,127)	(54,658)	(47,533)
Investment Income (Expense), Net	8,805	(7,033)	14,190	(4,600)
EBIT (c)	$119,289	$96,753	$285,070	$210,664

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles ("GAAP") in the U.S., to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income/(expense), net.
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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2019

Net Sales  Consolidated net sales of $1,401.3 million for the second quarter of fiscal 2020 grew by approximately 2.8% from net sales of $1,362.5 million for last year’s second quarter. Organic sales, which include the impact of price and volume, contributed 3.5% to consolidated net sales while acquisitions added 0.6%.  Unfavorable foreign exchange impacted consolidated net sales during the current quarter by 1.3%.

CPG segment net sales for the current quarter grew by 6.9% to $499.5 million, from net sales of $467.3 million during the same period a year ago. Organic growth contributed 7.4% during the quarter, mainly driven by volume, while recent acquisitions contributed 1.2% to net sales during the current quarter. Unfavorable foreign exchange impacted CPG segment net sales by 1.7% during the current quarter.  Construction activity picked up due to favorable weather early in this year’s second quarter, reducing some of the backlog that grew during the rainy spring and early summer months.  Partially offsetting this segment’s 7.4% organic growth during the quarter was the impact of strategic decisions to exit low-margin and/or high-risk working capital operations within certain international product offerings.  Discontinued product lines reduced sales by approximately 0.7%.  Significant top-line growth was recognized at our roofing and concrete admixture businesses as well as our business in Latin America.

PCG segment net sales for the current quarter grew by 0.3% to $292.7 million, from net sales of $292.0 million during the same period a year ago. Organic growth was 1.7% during the quarter, driven mainly by selling price increases over the comparable period last year while recent acquisitions contributed 0.1% to net sales during the current quarter. Unfavorable foreign exchange impacted the PCG segment net sales by 1.5% during the current quarter.  Strong growth was recognized at our industrial coatings business, both in North America and Europe, but was offset by sales declines at other units. Our expansion joint and highway maintenance sales were soft in the U.K due to Brexit uncertainty and also in key North American regions stemming from government budget constraints.  While polymer flooring sales were fairly flat in North America, they grew by double digits in Europe.  Organic growth has slowed due to recent strategic decisions to exit certain international businesses and discontinued product lines reduced sales by approximately 1.0%.

Consumer segment net sales for the quarter grew by 6.0% to $450.9 million, from $425.3 million during last year’s second quarter.  Organic growth provided 6.4% during the current quarter while recent acquisitions provided 0.6% of the growth in net sales.  Unfavorable foreign currency impacted net sales in the Consumer segment by 1.0% during the current quarter versus the same period a year ago.  Increased sales volume resulting from more favorable weather early in this year’s second quarter were slightly dampened due to the soft economy in the U.K. related to Brexit.

Specialty segment net sales for the quarter decreased by 11.1% to $158.2 million, from $178.0 million during last year’s second quarter. Organic sales declined 10.5% during the current quarter. Nearly all of the decline can be traced to natural disasters which elevated sales in the prior year at our water damage restoration business, due to the heavier hurricane activity in the prior year, and in our fluorescent pigments, which are used in fire retardant tracer dyes and experienced more rampant wild fires last year. Our OEM-related businesses have experienced soft sales in line with declining global industrial production.  Additionally, foreign currency had an unfavorable impact on Specialty segment net sales for the quarter of 0.6%.

Gross Profit Margin  Our consolidated gross profit margin of 37.8% of net sales for the second quarter of fiscal 2020 compares to a consolidated gross profit margin of 36.2% for the comparable period a year ago, after giving effect to the change in classification of shipping and handling costs.  Last year’s reported gross profit margin of 39.5% has been recast to 36.2% in order to reflect the current year change in accounting principle related to shipping costs, which were previously recognized in SG&A expenses and are now recognized in cost of sales.  The current quarter gross profit margin increase of approximately 1.6% of net sales, or 160 basis points (“bps”), resulted primarily from a combination of increases in selling prices and 2020 MAP to Growth savings, along with higher sales volume versus the same period a year ago.  Recent changes in international trade duties, tariffs, and policies could materially impact the cost of our raw materials.  Specifically, recently imposed tariffs, including tariffs on steel imports into the U.S., have had an unfavorable impact on the cost of our cans and packaging.

SG&A  Our consolidated SG&A expense during the current period was $17.5 million higher versus the same period last year, and increased to 28.8% of net sales from 28.3% of net sales for the prior year quarter.  Last year’s reported SG&A percentage of net sales of 31.6% has been recast to 28.3% in order to reflect the current year change in accounting principle related to shipping and handling costs, which were previously recognized in SG&A expenses and are now recognized in cost of sales.  During the second quarter of fiscal 2020, we continued our 2020 MAP to Growth initiatives and have generated incremental savings of approximately $5.1 million, which is net of implementation costs for ERP systems, consolidation expenses and professional fees in connection with implementing our 2020 MAP to Growth initiative.  Additional SG&A expense incurred from companies we acquired during the last 12 months approximated $2.1 million during the second quarter of fiscal 2020.

Our CPG segment SG&A was approximately $7.6 million higher for the second quarter of fiscal 2020 versus the comparable prior year period but decreased as a percentage of net sales, mainly due to additional commissions directly associated with higher sales volume. Additionally, companies acquired during the past 12 months contributed approximately $1.6 million of additional SG&A expense.

Our PCG segment SG&A was approximately $0.2 million higher for the second quarter of fiscal 2020 versus the comparable prior year period and increased as a percentage of net sales, mainly due to transactional FX, as well as increases in bonus and commission expense versus the prior year.  These increases were partially offset by 2020 MAP to Growth savings.

Our Consumer segment SG&A increased by approximately $10.1 million during the second quarter of fiscal 2020 versus the same period last year and increased as a percentage of net sales.  This was primarily attributable to increases in commissions, distribution and interplant freight expenses as a result of higher volume.  In addition, during the current quarter, we decided to no longer pursue a product line targeted for OEM markets.  We performed a recoverability assessment for certain prepaid assets associated with this product line, which resulted in the recognition of a $6.9 million charge this quarter.  Lastly, companies acquired during the past 12 months contributed approximately $0.4 million of additional SG&A expense.

Our Specialty segment SG&A was approximately $1.2 million higher during the second quarter of fiscal 2020 versus the comparable prior year period and increased as a percentage of net sales.  The increase in SG&A expense is mainly attributable to additional costs associated with the ERP consolidation plan associated with our 2020 MAP to Growth, partially offset by cost control measures.

SG&A expenses in our corporate/other category of $25.3 million during the second quarter of fiscal 2020 decreased by $1.5 million from $26.8 million recorded during last year’s second quarter, resulting primarily from a decrease in professional fees in connection with our 2020 MAP to Growth, which approximated $3.3 million, compared to $5.2 million in the prior comparable quarter.

We recorded total net periodic pension and postretirement benefit costs of $13.1 million and $11.4 million for the second quarter of fiscal 2020 and 2019, respectively. The $1.7 million increase in pension expense resulted from the combination of higher net actuarial losses recognized during the current quarter versus last year’s second quarter for approximately $1.6 million and a higher service costs of approximately $0.7 million during the current quarter versus the same period a year ago.  These increases were partially offset by a decrease of approximately $0.6 million in interest costs during the current quarter, when compared to the same period a year ago.  We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Restructuring Charges  We recorded restructuring charges of $4.8 million during the second quarter of fiscal 2020, which compares with $7.7 million during the second quarter of fiscal 2019.  These charges were the result of our continued implementation of our 2020 MAP to Growth, which focuses upon strategic shifts in operations across our entire business.  On a consolidated basis, we incurred $2.7 million of severance and benefit costs during the second quarter of fiscal 2020 compared with $6.5 million during the same period a year ago.  Facility closure and other related costs totaled $1.8 million during the second quarter of fiscal 2020 versus $1.0 million during the second quarter of fiscal 2019.  Finally, $0.3 million of other asset write-offs during the period compared with $0.2 million during the same period a year ago. These charges were associated with closures of certain facilities as well as the elimination of duplicative headcount and infrastructure associated with certain of our businesses.

We currently expect to incur approximately $32.2 million of future additional charges in relation to this initiative.  These additional charges include approximately $23.1 million of severance and benefit costs, $8.3 million of facility closure and other related charges, as well as $0.8 million of other asset write-offs.  We expect these charges to be incurred by the end of calendar year 2020, upon which we expect to achieve an annualized pretax savings of approximately $290 million per year.  Additionally, upon the completion of this initiative, we have targeted $230.0 million of improvement of working capital, and believe that, assuming 3% organic growth and approximately $150 million to $200 million annually in acquisitions of businesses, our fiscal year 2021 cash flow from operations will improve to approximately $872.0 million.  In addition, we have continued to assess and find areas of improvement and cost savings as part of our 2020 MAP to Growth.  As such, the final implementation and expected costs of our plan are subject to change.  Most notably, we have broadened the scope of our announced plan to include the consolidation of the general and administrative areas, potential outsourcing, as well as additional future plant closures and consolidations, the estimated future costs of which have not yet been established.  See Note 4, “Restructuring,” to the Consolidated Financial Statements, for further detail surrounding our 2020 MAP to Growth.

Interest Expense  Interest expense was $26.3 million for the second quarter of fiscal 2020 versus $23.1 million for the same period a year ago. Excluding acquisition-related borrowings, higher average borrowings quarter over quarter increased interest expense by approximately $1.1 million during the second quarter of fiscal 2020 when compared to the prior year quarter.  The reversal of the convertible bond interest accrual during the second quarter of fiscal 2019 increased interest expense by approximately $2.1 million versus the same period a year ago.  Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s second quarter by approximately $0.6 million versus the same period a year ago.  Lower interest rates, which averaged 3.88% overall for the second quarter of fiscal 2020 compared with 3.99% for the same period of fiscal 2019, decreased interest expense by approximately $0.6 million during the current quarter versus the same period last year.

Investment (Income), Net  Net investment income of approximately $8.8 million for the second quarter of fiscal 2020 compares to net investment loss of $7.0 million during the same period last year.  Dividend and interest income totaled $1.9 million and $1.5 million for the second quarter of fiscal 2020 and 2019, respectively.  Net gains on marketable securities totaled $6.9 million during the second quarter of fiscal 2020, while there were net realized losses of $8.5 million during the same period a year ago.

Income Before Income Taxes (“IBT”)  Our consolidated pretax income for the second quarter of fiscal 2020 of $101.8 million compares with pretax income of $66.6 million for the same period a year ago.  Our CPG segment had IBT of $57.1 million, or 11.4% of net sales, for the quarter ended November 30, 2019, versus IBT of $35.4 million, or 7.6% of net sales, for the same period a year ago. Our CPG segment results reflect 2020 MAP to Growth savings, selling price increases and increased earnings from recent acquisitions.  Our PCG segment had IBT of $33.3 million, or 11.4% of net sales, for the quarter ended November 30, 2019, versus IBT of $22.3 million, or 7.6% of net sales, for the same period a year ago.  Our PCG segment results reflect 2020 MAP to Growth savings, selling price increases and improved product mix.  Our Consumer segment IBT approximated $34.5 million, or 7.6% of net sales, for the second quarter of fiscal 2020, versus the prior year second quarter pretax income of $41.8 million, or 9.8% of net sales.  Our Consumer segment results reflect the cost incurred to shut down a product line and inventory-related charges, partially offset by selling price increases as well as 2020 MAP to Growth savings.  Our Specialty segment had pretax income of $18.8 million, or 11.9% of net sales for the quarter ended November 30, 2019, versus pretax income of $26.1 million, or 14.7% of net sales, for the same period a year ago, reflecting declines in sales volume in our fluorescent pigment, restoration equipment and OEM businesses.

Income Tax Rate The effective income tax rate of 24.0% for the three months ended November 30, 2019 compares to the effective income tax rate of 26.2% for the three months ended November 30, 2018. The effective income tax rates for the three months ended November 30, 2019 and 2018 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. Additionally, the effective income tax rate for the three months ended November 30, 2019 reflects favorable adjustments related to certain valuation allowances and reserves for uncertain tax positions.

Net Income  Net income of $77.3 million for the quarter ended November 30, 2019 compares to net income of $49.2 million for the comparable prior year period.  Net income attributable to RPM International Inc. stockholders for the second quarter of fiscal 2020 was $77.0 million, or 5.5% of consolidated net sales, which compared to net income of $49.2 million, or 3.6% of consolidated net sales for the comparable prior year period.

Diluted earnings per share of common stock for the quarter ended November 30, 2019 of $0.59 compares with diluted earnings per share of common stock of $0.37 for the quarter ended November 30, 2018.

Six Months Ended November 30, 2019

Net Sales  Consolidated net sales of $2,874.1 million for the first half of fiscal 2020 grew by approximately 1.8% from net sales of $2,822.5 million for last year’s first half. Acquisitions added 1.5%, while organic sales, which include the impact of price and volume, reduced consolidated net sales by 1.6%.  Consolidated net sales for the period also reflect an unfavorable foreign exchange impact of 1.3%.

CPG segment net sales for the first half of fiscal 2020 grew by 5.2% to $1,035.6 million, from net sales of $984.8 million during the same period a year ago. The improvement resulted from recent acquisitions, which contributed 2.9% to net sales during the current period, and organic growth, which contributed 3.9% during the period, driven mainly by increases in selling prices. Unfavorable foreign exchange impacted construction segment net sales by 1.6% during the current period.  Sales growth was highest in our roofing and Brazilian businesses, but was partially offset by weakening sales in Europe.

PCG segment net sales for the first half of fiscal 2020 grew by 0.3% to $590.0 million, from net sales of $588.4 million during the same period a year ago. The improvement resulted from recent acquisitions, which contributed 1.0% to net sales during the current period, and organic growth, which contributed 1.0% during the period, driven mainly by the increases of selling prices over the comparable period last year. Unfavorable foreign exchange impacted PCG segment net sales by 1.7% during the current period.  Sales growth was dampened by strategic decisions to exit low-margin businesses.

Consumer segment net sales for the first half of fiscal 2020 grew by 3.1% to $930.2 million, from $902.6 million during the same period a year ago.  Recent acquisitions provided 1.0% of the growth in net sales, while organic growth provided 3.1%, during the current period, driven primarily by price increases.  Unfavorable foreign currency impacted net sales in the Consumer segment by 1.0% during the current period versus the same period a year ago.  Sales improved in the U.S. but were slightly offset due to soft economy in the U.K. related to Brexit.

Specialty segment net sales for the first half of fiscal 2020 decreased by 8.2% to $318.3 million, from $346.7 million during last year’s first half. Organic sales declines of 7.5%, during the current period, resulted from decreases in fluorescent pigments and restoration equipment businesses, as a result of elevated natural disaster activity in the prior year.  Additionally, foreign currency had an unfavorable impact on Specialty segment net sales for the period of 0.7%.

Gross Profit Margin  Our consolidated gross profit margin of 38.4% of net sales for the first half of fiscal 2020 compares to a consolidated gross profit margin of 37.0% for the comparable period a year ago, after giving effect to the change in classification of shipping and handling costs.  Last year’s reported gross profit margin of 40.1% has been recast to 37.0% in order to reflect the current year change in accounting principle related to shipping and handling costs, which were previously recognized in SG&A expenses and are now recognized in cost of sales.  This gross profit increase of approximately 1.4% of net sales reflects an improvement of approximately 340 bps resulting from a combination of increases in selling prices and 2020 MAP to Growth savings, partially offset by the impact of labor cost inflation and unfavorable mix of product sold versus last year for approximately 40 bps, in addition to higher raw material costs for approximately 40 bps and supply chain challenges throughout the period for approximately 40 bps.  Recent changes in international trade duties and policies could materially impact the cost of our raw materials.  Specifically, recently imposed tariffs, including tariffs on steel imports into the U.S., have had an unfavorable impact on the cost of our cans and packaging.

SG&A  Our consolidated SG&A expense during the first half of fiscal 2020 was $3.0 million higher versus the same period last year, but decreased to 28.0% of net sales from 28.4% of net sales for the comparable period.  Last year’s first half reported SG&A percentage of net sales of 31.5% has been recast to 28.4% in order to reflect the current year change in accounting principle related to shipping and handling costs, which were previously recognized in SG&A expenses and are now recognized in cost of sales.  During the first half of fiscal 2020, we continued our 2020 MAP to Growth and have generated $11.4 million of incremental savings, which is net of implementation costs for ERP systems, consolidation expenses and professional fees in connection with implementing our 2020 MAP to Growth initiative.  Additional SG&A expense incurred from companies acquired during the previous 12 months approximated $7.5 million during the first half of fiscal 2020.

Our CPG segment SG&A was approximately $6.1 million higher for the first half of fiscal 2020 versus the comparable prior year period but decreased as a percentage of net sales, mainly due to increased commissions directly associated with higher sales volume, partially offset by 2020 MAP to Growth savings in the current period. Additionally, companies acquired during the past 12 months contributed approximately $5.3 million of additional SG&A expense.

Our PCG segment SG&A was approximately $8.2 million lower for the first half of fiscal 2020 versus the comparable prior year period and decreased as a percentage of net sales, mainly due to 2020 MAP to Growth savings in the current period, decreased allowance for doubtful accounts associated with accounts deemed uncollectible as a result of changes in our market and leadership strategy and unfavorable transactional foreign exchange that occurred in the prior comparable period.  These decreases were slightly offset by approximately $0.4 million of additional SG&A expense generated from companies acquired during the past 12 months.

Our Consumer segment SG&A increased by approximately $4.3 million during the first half of fiscal 2020 versus the same period last year but decreased as a percentage of net sales.  This was primarily attributable to increases in distribution costs. In addition, during the current period, we decided to no longer pursue a product line targeted for OEM markets.  We performed a recoverability assessment for certain prepaid assets associated with this product line, which resulted in the recognition of a $6.9 million charge this period.  These increases were partially offset by 2020 MAP to Growth savings.  Lastly, companies acquired during the past 12 months contributed approximately $1.8 million of additional SG&A expense.

Our Specialty segment SG&A was approximately $1.1 million higher during the first half of fiscal 2020 versus the comparable prior year period, and increased as a percentage of net sales.  The increase in SG&A expense is mainly attributable to additional costs associated with the ERP consolidation plan associated with our 2020 MAP to Growth partially offset by cost control measures.

SG&A expenses in our corporate/other category of $53.8 million during the first half of fiscal 2020 decreased by $0.4 million from $54.2 million recorded during last year’s first half, as higher professional fees in connection with our 2020 MAP to Growth were offset by lower hospitalization costs.

We recorded total net periodic pension and postretirement benefit costs of $26.2 million and $22.8 million for the first half of fiscal 2020 and 2019, respectively. The $3.5 million increase in pension expense resulted from the combination of higher net actuarial losses recognized during the current first half versus last year’s first half for approximately $3.2 million and a higher service costs of approximately $1.4 million during the current period versus the same period a year ago.  These increases were partially offset by a decrease of approximately $1.2 million in interest costs during the current period, when compared to the same period a year ago.  We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results.

Restructuring Charges  We recorded restructuring charges of $11.4 million during the first half of fiscal 2020, which compares with $27.8 million during the first half of fiscal 2019.  These charges were the result of our continued implementation of our 2020 MAP to Growth, which focuses upon strategic shifts in operations across our entire business.  On a consolidated basis, we incurred $6.5 million of severance and benefit costs during the first half of fiscal 2020 compared with $25.6 million during the same period a year ago.  Facility closure and other related costs totaled $4.6 million during the first half of fiscal 2020 versus $1.5 million during the first half of fiscal 2019.  Finally, $0.3 million of other asset write-offs during the period compared with $0.7 million during the same period a year ago.  These charges were associated with closures of certain facilities as well as the elimination of duplicative headcount and infrastructure associated with certain of our businesses.

For further information and detail about the 2020 MAP to Growth restructuring plan, see “Restructuring Charges” in Results of Operations – Three Months Ended November 30, 2019, and Note 4, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense  Interest expense was $54.7 million for the first half of fiscal 2020 versus $47.5 million for the same period a year ago. The reversal of the convertible bond interest accrual during the first half of fiscal 2019 increased interest expense by approximately $2.1 million versus the same period a year ago.  Excluding acquisition-related borrowings, higher average borrowings period over period increased interest expense by approximately $3.4 million during the first half of fiscal 2020 versus the comparable period a year ago.  Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first half by approximately $1.3 million versus the same period a year ago.  Higher interest rates, which averaged 4.00% overall for the first half of fiscal 2020 compared with 3.99% for the same period of fiscal 2019, increased interest expense by approximately $0.3 million during the current period versus the same period last year.

Investment (Income), Net  Net investment income of approximately $14.2 million for the first half of fiscal 2020 compares to net investment losses of $4.6 million during the same period last year.  Dividend and interest income totaled $3.7 million and $3.5 million for the first half of fiscal 2020 and 2019, respectively.  Net gains on marketable securities totaled $10.5 million during the first half of fiscal 2020, while there were net realized losses of $8.1 million during the same period a year ago.

IBT  Our consolidated pretax income for the first half of fiscal 2020 of $244.6 million compares with pretax income of $158.5 million for the same period a year ago.  Our CPG segment had IBT of $139.8 million, or 13.5% of net sales, for the six months ended November 30, 2019, versus IBT of $100.4 million, or 10.2% of net sales, for the same period a year ago. Our CPG segment results reflect 2020 MAP to Growth savings, selling price increases and increased earnings from recent acquisitions.  Our PCG segment had IBT of $61.4 million, or 10.4% of net sales, for the six months ended November 30, 2019, versus IBT of $30.6 million, or 5.2% of net sales, for the same period a year ago.  Our PCG segment results reflect 2020 MAP to Growth savings and selling price increases.  Our Consumer segment IBT approximated $93.6 million, or 10.1% of net sales, for the first half of fiscal 2020, versus the prior year first half pretax income of $92.8 million, or 10.3% of net sales.  The prior period results reflect the unfavorable legal settlements and related legal fees of approximately $10.0 million.  Our Specialty segment had pretax income of $42.1 million, or 13.2% of net sales for the six months ended November 30, 2019, versus pretax income of $49.9 million, or 14.4% of net sales, for the same period a year ago, reflecting declines in sales volume in our fluorescent pigment, restoration equipment and specialty coatings businesses.

Income Tax Rate  The effective income tax rate of 24.9% for the six months ended November 30, 2019 compares to the effective income tax rate of 24.7% for the six months ended November 30, 2018. The effective income tax rates for the six months ended November 30, 2019 and 2018 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation.

Net Income  Net income of $183.8 million for the six months ended November 30, 2019 compares to net income of $119.4 million for the comparable prior year period.  Net income attributable to RPM International Inc. stockholders for the first half of fiscal 2020 was $183.2 million, or 6.4% of consolidated net sales, which compared to net income of $119.0 million, or 4.2% of consolidated net sales for the comparable prior year period.

Diluted earnings per share of common stock for the six months ended November 30, 2019 of $1.41 compares with diluted earnings per share of common stock of $0.89 for the six months ended November 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Fiscal 2020 Compared with Fiscal 2019

Approximately $300.2 million of cash was provided by operating activities during the first half of fiscal 2020, compared with $148.3 million of cash provided by operating activities during the same period last year.  The net change in cash from operations includes the change in net income, which increased by $64.5 million during the first half of fiscal 2020 versus the same period during fiscal 2019.  During the first half of fiscal 2020, we recorded $11.4 million in restructuring charges and made cash payments of $13.1 million related to our 2020 MAP to Growth, as further described in Note 4, “Restructuring.”  Changes in working capital accounts accounted for an improvement of approximately $146.2 million period over period, while all other accruals and adjustments to reconcile net income used approximately $58.8 million more cash flow during the first half of fiscal 2020 versus the same period last year.

The change in accounts receivable during the first half of fiscal 2020 provided approximately $91.4 million more cash than during the same period a year ago. This resulted from improved margin initiatives that shifted approximately $100.0 million in receipts from the fourth quarter of fiscal 2019 to the first quarter of fiscal 2020.  Days sales outstanding (“DSO”) at November 30, 2019 and 2018 was 62.8 days. While many of our businesses achieved decreases in DSO during the current period versus last year, those improvements were more than offset by increased DSO at our Consumer segment resulting from a reduction of the volume of cash collections subject to early payment discounts.

During the first half of fiscal 2020, we spent approximately $7.9 million less cash for inventory compared to our spending during the same period a year ago, which resulted primarily from the timing of purchases by retail customers. Days of inventory outstanding (“DIO”) was approximately 91.2 and 91.1 days at November 30, 2019 and 2018, respectively.  While many of our businesses improved their DIO by several days during the current quarter versus last year, those improvements were more than offset by inventory increases at certain of our other businesses in order to accommodate and maintain customer service levels, which are the result of plant consolidations occurring as part of our 2020 MAP to Growth.

The change in accounts payable during the first half of fiscal 2020 used approximately $47.0 million less cash than during the first half of fiscal 2019, resulting principally from the timing of certain payments as we continue to move toward a center-led procurement process that includes negotiating modified payment terms.  Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. During the first half of fiscal 2020, we paid $36.3 million for acquisitions, net of cash acquired, versus $127.8 million during the comparable prior year period. Capital expenditures of $71.4 million during the first half of fiscal 2020 compare with depreciation of $53.1 million. In the comparable prior year period, capital expenditures were $57.8 million, which compared with depreciation of $49.6 million. We have been increasing, and will continue to increase, our capital spending in fiscal 2020, in an effort to consolidate ERP systems and our plant footprint, as part of 2020 MAP to Growth.  We anticipate that additional shifts at our production facilities, coupled with the capacity added through acquisition activity and our planned increase in future capital spending levels, will enable us to meet increased demand throughout fiscal 2020 and beyond.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At November 30, 2019 and May 31, 2019, the fair value of our investments in marketable securities totaled $122.5 million and $112.5 million, respectively.  The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs.

As of November 30, 2019, approximately $190.5 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $205.8 million at May 31, 2019.  Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions.  Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements.  Refer to Note 9, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $822.0 million at November 30, 2019, compared with $1.28 billion at May 31, 2019. During the current quarter, we used funds from our revolving credit facility to pay off our $450 million, 6.125% notes due in October 2019.

4.550% Notes due 2029

On February 27, 2019, we closed an offering for $350.0 million aggregate principal amount of 4.550% Notes due 2029 (the “2029 Notes”).  The proceeds from the 2029 Notes were used to repay a portion of the outstanding borrowings under our revolving credit facility and for general corporate purposes.  Interest on the 2029 Notes accrues from February 27, 2019 and is payable semiannually in arrears on March 1st and September 1st of each year at a rate of 4.550% per year. The 2029 Notes mature on March 1, 2029.  The indenture governing this indebtedness includes cross-acceleration provisions. Under certain circumstances, where an event of default under our other instruments results in acceleration of the indebtedness under such instruments, holders of the indebtedness under the indenture are entitled to declare amounts outstanding immediately due and payable.

4.250% Notes due 2048

On December 20, 2017, we closed an offering for $300.0 million aggregate principal amount of 4.250% Notes due 2048 (the “2048 Notes”).  The proceeds from the 2048 Notes were used to repay $250.0 million in principal amount of unsecured 6.50% senior notes due February 15, 2018, and for general corporate purposes.  Interest on the 2048 Notes accrues from December 20, 2017 and is payable semiannually in arrears on January 15th and July 15th of each year at a rate of 4.250% per year. The 2048 Notes mature on January 15, 2048.  The indenture governing this indebtedness includes cross-acceleration provisions. Under certain circumstances, where an event of default under our other instruments results in acceleration of the indebtedness under such instruments, holders of the indebtedness under the indenture are entitled to declare amounts outstanding immediately due and payable.

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

Revolving Credit Agreement

During the quarter ended November 30, 2018, we replaced our previous $800.0 million revolving credit agreement, which was set to expire on December 5, 2019, with a $1.3 billion unsecured syndicated revolving credit facility (the “Revolving Credit Facility”), which expires on October 31, 2023.  The Revolving Credit Facility includes sublimits for the issuance of swingline loans, which are comparatively short-term loans used for working capital purposes and letters of credit.  The aggregate maximum principal amount of the commitments under the Revolving Credit Facility may be expanded upon our request, subject to certain conditions, up to $1.5 billion.  The Revolving Credit Facility is available to refinance existing indebtedness, to finance working capital and capital expenditures, and for general corporate purposes.  Accordingly, during October 2019, we utilized available funds from our Revolving Credit Facility to repay our $450 million unsecured 6.125% senior notes, which matured on October 15, 2019.  At May 31, 2019, the outstanding balance on our 6.125% senior notes approximated $450.5 million, which is included in the current portion of long-term debt on our consolidated balance sheets.

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

As of November 30, 2019, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 2.93 to 1, while our interest coverage ratio was 7.59 to 1. Our available liquidity under our Revolving Credit Facility stood at $513.8 million at November 30, 2019.

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

The maximum availability under the AR Program is $200.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $200.0 million of funding available under the AR Program.  As of November 30, 2019, the outstanding balance under the AR Program was $100.0 million, which compares with the maximum availability on that date of $200.0 million.

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

Stock Repurchase Program

On January 9, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion.  As announced on November 28, 2018, our goal is to return $1.0 billion in capital to stockholders by May 31, 2021 through share repurchases.  On April 16, 2019, after taking into account share repurchases under our existing stock repurchase program to date, our Board of Directors authorized the repurchase of the remaining $600.0 million in value of RPM International Inc. common stock by May 31, 2021.  As a result, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three months ended November 30, 2019, we did not repurchase any shares of our common stock under this program.  During the three months ended November 30, 2018, we repurchased 1,144,952 shares of our common stock at a cost of approximately $75.0 million, or an average cost of $65.50 per share, under this program. During the six months ended November 30, 2019, we repurchased 1,655,616 shares of our common stock at a cost of approximately $100.0 million, or an average cost of $60.40 per share, under this program.  During the six months ended November 30, 2018, we repurchased 1,248,398 shares of our common stock at a cost of approximately $82.0 million, or an average cost of $65.68 per share, under this program.

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

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2019 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Carboline Company previously was identified as a potentially responsible party in connection with a matter filed on behalf of the U.S. EPA claiming that Carboline Company, among other potentially responsible parties, violated Section 107 of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and seeking reimbursement for response costs incurred in connection with the release or threatened release of hazardous substances at the Lammers Barrel Superfund Site in Beavercreek, Ohio.  Subsequent to the end of the current quarter, Carboline Company agreed in principle to settle this matter for $1.3 million, which amount is subject to final approval and court entry of the proposed consent decree relating to this matter.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the second quarter of fiscal 2020:

Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
September 1, 2019 through September 30, 2019	7,354	$69.30	-
October 1, 2019 through October 31, 2019	51,179	$68.75	-
November 1, 2019 through November 30, 2019	-	$-	-
Total - Second Quarter	58,533	$68.82	-

(1)

Includes 58,533 shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.'s Amended and Restated 2014 Omnibus Equity and Incentive Plan and 2007 Restricted Stock Plan.

(2)

The maximum dollar amount that may yet be repurchased under our program was approximately $494.7 million at November 30, 2019. Refer to Note 11 to the Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2019, has been formatted in Inline XBRL

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Russell L. Gordon
Russell L. Gordon
Vice President and
Chief Financial Officer

Dated: January 8, 2020