Form 10-Q
period 2020-02-29
RPM INTERNATIONAL INC/DE/
filed 2020-04-08
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020,

or

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

As of April 3, 2020, the registrant had 129,491,250 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	February 29, 2020	May 31, 2019
Assets
Current Assets
Cash and cash equivalents	$212,242	$223,168
Trade accounts receivable (less allowances of $58,492 and $54,748, respectively)	948,351	1,232,350
Inventories	914,197	841,873
Prepaid expenses and other current assets	240,678	220,701
Total current assets	2,315,468	2,518,092
Property, Plant and Equipment, at Cost	1,731,101	1,662,859
Allowance for depreciation	(900,368)	(843,648)
Property, plant and equipment, net	830,733	819,211
Other Assets
Goodwill	1,265,237	1,245,762
Other intangible assets, net of amortization	597,018	601,082
Operating lease right-of-use assets	289,654	—
Deferred income taxes	36,601	34,908
Other	231,159	222,300
Total other assets	2,419,669	2,104,052
Total Assets	$5,565,870	$5,441,355
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$475,613	$556,696
Current portion of long-term debt	71,234	552,446
Accrued compensation and benefits	154,129	193,345
Accrued losses	22,831	19,899
Other accrued liabilities	238,324	217,019
Total current liabilities	962,131	1,539,405
Long-Term Liabilities
Long-term debt, less current maturities	2,488,529	1,973,462
Operating lease liabilities	247,685	-
Other long-term liabilities	391,677	405,040
Deferred income taxes	122,499	114,843
Total long-term liabilities	3,250,390	2,493,345
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 300,000 shares; issued 143,220 and outstanding 129,879 as of February 29, 2020; issued 142,439 and outstanding 130,995 as of May 31, 2019	1,299	1,310
Paid-in capital	1,013,561	994,508
Treasury stock, at cost	(553,663)	(437,290)
Accumulated other comprehensive (loss)	(592,024)	(577,628)
Retained earnings	1,481,339	1,425,052
Total RPM International Inc. stockholders' equity	1,350,512	1,405,952
Noncontrolling Interest	2,837	2,653
Total equity	1,353,349	1,408,605
Total Liabilities and Stockholders' Equity	$5,565,870	$5,441,355

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Net Sales	$1,173,976	$1,140,630	$4,048,033	$3,963,150
Cost of Sales	739,229	731,208	2,509,133	2,510,643
Gross Profit	434,747	409,422	1,538,900	1,452,507
Selling, General and Administrative Expenses	381,866	374,153	1,185,791	1,175,049
Restructuring Charges	7,343	8,679	18,766	36,479
Interest Expense	23,972	26,525	78,630	74,058
Investment (Income) Expense, Net	3,836	(4,726)	(10,354)	(126)
Other Expense, Net	1,422	327	5,158	4,052
Income Before Income Taxes	16,308	4,464	260,909	162,995
Provision (Benefit) for Income Taxes	4,218	(10,032)	65,002	29,140
Net Income	12,090	14,496	195,907	133,855
Less: Net Income Attributable to Noncontrolling Interests	237	306	835	677
Net Income Attributable to RPM International Inc. Stockholders	$11,853	$14,190	$195,072	$133,178
Average Number of Shares of Common Stock Outstanding:
Basic	128,426	130,105	128,572	131,019
Diluted	130,028	131,889	129,238	132,829
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.09	$0.11	$1.51	$1.01
Diluted	$0.09	$0.11	$1.50	$1.00

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Net Income	$12,090	$14,496	$195,907	$133,855
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(14,515)	20,823	(21,980)	(32,111)
Pension and other postretirement benefit liability adjustments (net of tax of $1,335; $711; $3,454 and $2,801, respectively)	4,196	2,479	11,223	8,962
Unrealized gain on securities and other (net of tax of $0; $0; $1 and $543, respectively)	559	221	775	1,183
Unrealized gain (loss) on derivatives (net of tax of $1,275; $97; $1,001 and $346, respectively)	(5,565)	(604)	(4,402)	2,667
Total other comprehensive income (loss)	(15,325)	22,919	(14,384)	(19,299)
Total Comprehensive Income (Loss)	(3,235)	37,415	181,523	114,556
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	229	(219)	849	(14)
Comprehensive Income (Loss) Attributable to RPM International Inc. Stockholders	$(3,464)	$37,634	$180,674	$114,570

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	February 29,	February 28,
	2020	2019
Cash Flows From Operating Activities:
Net income	$195,907	$133,855
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	113,520	107,546
Restructuring charges, net of payments	(132)	9,296
Fair value adjustments to contingent earnout obligations, net	-	1,558
Deferred income taxes	2,505	(8,747)
Stock-based compensation expense	18,881	20,892
Other non-cash interest expense	-	1,552
Realized/unrealized (gains) losses on marketable securities	(3,063)	5,906
Loss on extinguishment of debt	-	3,051
Other	(371)	179
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	282,052	152,622
(Increase) in inventory	(73,566)	(80,686)
Decrease in prepaid expenses and other current and long-term assets	19,747	11,593
(Decrease) in accounts payable	(70,286)	(166,951)
(Decrease) in accrued compensation and benefits	(38,468)	(32,503)
Increase in accrued losses	3,120	1,578
(Decrease) in other accrued liabilities	(68,906)	(20,952)
Other	237	5,716
Cash Provided By Operating Activities	381,177	145,505
Cash Flows From Investing Activities:
Capital expenditures	(105,430)	(84,491)
Acquisition of businesses, net of cash acquired	(65,102)	(167,712)
Purchase of marketable securities	(17,076)	(16,644)
Proceeds from sales of marketable securities	21,325	67,550
Other	2,203	1,294
Cash (Used For) Investing Activities	(164,080)	(200,003)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	698,256	596,222
Reductions of long-term and short-term debt	(664,040)	(253,343)
Cash dividends	(138,784)	(135,535)
Repurchases of common stock	(100,000)	(173,222)
Shares of common stock returned for taxes	(16,579)	(17,834)
Payments of acquisition-related contingent consideration	(227)	(3,598)
Other	(665)	(640)
Cash (Used For) Provided By Financing Activities	(222,039)	12,050
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5,984)	(6,805)
Net Change in Cash and Cash Equivalents	(10,926)	(49,253)
Cash and Cash Equivalents at Beginning of Period	223,168	244,422
Cash and Cash Equivalents at End of Period	$212,242	$195,169
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$79,541	$70,548
Income Taxes, net of refunds	$89,042	$33,859
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of Debt to Equity	$-	$38,239

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2019	130,995	$1,310	$994,508	$(437,290)	$(577,628)	$1,425,052	$1,405,952	$2,653	$1,408,605
Net income	-	-	-	-	-	106,188	106,188	308	106,496
Other comprehensive (loss)	-	-	-	-	(23,625)	-	(23,625)	(31)	(23,656)
Dividends declared and paid ($0.35 per share)	-	-	-	-	-	(45,323)	(45,323)	-	(45,323)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(297)	(297)
Share repurchases under repurchase program	(1,656)	(16)	16	(100,000)	-	-	(100,000)	-	(100,000)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	330	3	6,557	(6,360)	-	-	200	-	200
Balance at August 31, 2019	129,669	$1,297	$1,001,081	$(543,650)	$(601,253)	$1,485,917	$1,343,392	$2,633	$1,346,025
Net income	-	-	-	-	-	77,030	77,030	292	77,322
Other comprehensive income	-	-	-	-	24,546	-	24,546	51	24,597
Dividends declared and paid ($0.36 per share)	-	-	-	-	-	(46,717)	(46,717)	-	(46,717)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(368)	(368)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	97	1	6,473	(4,033)	-	-	2,441	-	2,441
Balance at November 30, 2019	129,766	$1,298	$1,007,554	$(547,683)	$(576,707)	$1,516,230	$1,400,692	$2,608	$1,403,300
Net income	-	-	-	-	-	11,853	11,853	237	12,090
Other comprehensive (loss)	-	-	-	-	(15,317)	-	(15,317)	(8)	(15,325)
Dividends paid ($0.36 per share)	-	-	-	-	-	(46,744)	(46,744)	-	(46,744)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	113	1	6,007	(5,980)	-	-	28	-	28
Balance at February 29, 2020	129,879	$1,299	$1,013,561	$(553,663)	$(592,024)	$1,481,339	$1,350,512	$2,837	$1,353,349

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2018	133,647	$1,336	$982,067	$(236,318)	$(459,048)	$1,342,736	$1,630,773	$2,765	$1,633,538
Cumulative-effect adjustment upon adoption of ASU 2014-09	-	-	-	-	-	(2,833)	(2,833)	-	(2,833)
Net income	-	-	-	-	-	69,764	69,764	422	70,186
Other comprehensive (loss)	-	-	-	-	(33,978)	-	(33,978)	(258)	(34,236)
Dividends declared and paid ($0.32 per share)	-	-	-	-	-	(42,715)	(42,715)	-	(42,715)
Other noncontrolling interest activity	-	-	-	-	-	-	-	3	3
Share repurchases under repurchase program	(103)	(1)	1	(6,994)	-	-	(6,994)	-	(6,994)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(136)	(1)	10,018	(13,587)	-	-	(3,570)	-	(3,570)
Balance at August 31, 2018	133,408	$1,334	$992,086	$(256,899)	$(493,026)	$1,366,952	$1,610,447	$2,932	$1,613,379
Net income (loss)	-	-	-	-	-	49,224	49,224	(51)	49,173
Other comprehensive income (loss)	-	-	-	-	(8,074)	-	(8,074)	91	(7,983)
Dividends declared and paid ($0.35 per share)	-	-	-	-	-	(46,481)	(46,481)	-	(46,481)
Other noncontrolling interest activity	-	-	-	-	-	-	-	567	567
Share repurchases under repurchase program	(1,145)	(11)	11	(74,998)	-	-	(74,998)	-	(74,998)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	274	2	7,277	(2,082)	-	-	5,197	-	5,197
Convertible bond redemption	599	6	(23,029)	20,215	-	-	(2,808)	-	(2,808)
Balance at November 30, 2018	133,136	$1,331	$976,345	$(313,764)	$(501,100)	$1,369,695	$1,532,507	$3,539	$1,536,046
Net income	-	-	-	-	-	14,190	14,190	306	14,496
Other comprehensive income (loss)	-	-	-	-	23,443	-	23,443	(524)	22,919
Dividends paid ($0.35 per share)	-	-	-	-	-	(46,340)	(46,340)	-	(46,340)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(248)	(248)
Share repurchases under repurchase program	(1,571)	(16)	16	(91,230)	-	-	(91,230)	-	(91,230)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(21)	-	7,997	(1,373)	-	-	6,624	-	6,624
Balance at February 28, 2019	131,544	$1,315	$984,358	$(406,367)	$(477,657)	$1,337,545	$1,439,194	$3,073	$1,442,267

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three- and nine-month periods ended February 29, 2020 and February 28, 2019.  For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2019.

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

New Pronouncements Adopted

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

We adopted the new leasing standard on the required effective date of June 1, 2019 using the alternative transition method as described above. Results for reporting periods beginning on June 1, 2019 are presented under Topic 842, while prior period amounts continue to be reported and disclosed in accordance with our historical accounting treatment under Accounting Standards Codification (“ASC”) 840, “Leases (ASC 840).” We elected to apply the package of practical expedients permitted under the ASC 842 transition guidance. Accordingly, we did not reassess whether any expired or expiring contracts contain leases, lease classification between finance and operating leases, and the recognition of initial direct costs of leases commencing before the effective date. We also applied the practical expedient to not separate lease and non-lease components to existing leases, as well as new leases through transition.  However, we did not elect the hindsight practical expedient to determine the lease term for existing leases. As a result of our adoption procedures, we have determined that the new guidance had a material impact on our Consolidated Balance Sheets and did not have a material effect on our Consolidated Statements of Income, Consolidated Statements of Cash Flows or our debt covenants. The effects of our transition to ASC 842 resulted in no cumulative adjustment to retained earnings in the period of adoption.  Refer to Note 13, “Leases,” for additional information.

In February 2018, the FASB issued ASU 2018-02, “Income Statement (Topic 220), Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which allows for an entity to reclassify the tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) that were previously recorded in accumulated comprehensive income to retained earnings.  The adoption of this new guidance, effective June 1, 2019, did not have a material effect on our Consolidated Financial Statements as we did not elect the option to reclassify to retained earnings the tax effects resulting from the Tax Act that were previously recorded in accumulated other comprehensive income (“AOCI”).

New Pronouncements Issued

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

The Consolidated Statements of Income for the three and nine months ended February 28, 2019 have been adjusted to reflect this change in accounting principle. The impact of the adjustment for the three and nine months ended February 28, 2019 was an increase of $36.7 million and $125.6 million, respectively, to cost of sales and a corresponding decrease to selling, general and administrative (“SG&A”) expense.

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

During the quarter ended November 30, 2018, we formally announced the remainder of our 2020 MAP to Growth.  This multi-year restructuring is expected to increase operational efficiency while maintaining our entrepreneurial growth culture and will include three additional phases originally expected to be implemented between September 2018 and December 2020.  Recently, however, the disruption caused by the outbreak of COVID-19 is expected to delay our implementation of our 2020 MAP to Growth past the original target completion date of December 31, 2020.  Our execution of the 2020 MAP to Growth will continue to drive the de-layering and simplification of management and businesses associated with group realignment.  We have implemented four center-led functional areas including manufacturing and operations; procurement and supply chain; information technology; and accounting and finance.

Our 2020 MAP to Growth optimizes our manufacturing facilities and will ultimately provide more efficient plant and distribution facilities.  Through the balance sheet date, in association with our 2020 MAP to Growth initiative, we have completed, or are in the process of completing, the planned closure of 19 plants and 24 warehouses.  We also expect to incur additional severance and benefit costs as part of our planned closure of these facilities.

Throughout the additional phases of our 2020 MAP to Growth initiative, we will continue to assess and find areas of improvement and cost savings.  As such, the final implementation of the aforementioned phases and total expected costs are subject to change.  In addition to the announced plan, we have continued to broaden the scope of our 2020 MAP to Growth initiative, specifically in consolidation of the general and administrative areas, potential outsourcing, as well as additional future plant closures and consolidations; the estimated costs of which have not yet been finalized.  The current total expected costs associated with this plan are outlined in the table below and increased by approximately $7.5 million compared to our previous estimate, primarily attributable to increases in expected severance and benefit charges of $4.6 million, facility closure and other related costs of $2.5 million and $0.4 million of other asset write-offs.

Following is a summary of the charges recorded in connection with restructuring by reportable segment:

	Three Months Ended	Nine Months Ended	Cumulative Costs	Total Expected
(In thousands)	February 29, 2020	February 29, 2020	to Date	Costs
Construction Products Group ("CPG") Segment:
Severance and benefit costs (a)	$2,018	$3,625	$14,854	$26,155
Facility closure and other related costs	484	1,282	4,251	8,094
Other asset write-offs	232	271	1,862	2,614
Total Charges	$2,734	$5,178	$20,967	$36,863

Performance Coatings Group ("PCG") Segment:
Severance and benefit costs (b)	$477	$3,408	$9,821	$14,631
Facility closure and other related costs	762	1,507	4,981	5,920
Other asset write-offs	122	294	645	645
Total Charges	$1,361	$5,209	$15,447	$21,196

Consumer Segment:
Severance and benefit costs (c)	$445	$1,992	$9,370	$12,138
Facility closure and other related costs	563	1,423	8,115	9,615
Other asset write-offs	8	8	32	32
Total Charges	$1,016	$3,423	$17,517	$21,785

Specialty Segment:
Severance and benefit costs (d)	$643	$1,057	$6,393	$10,434
Facility closure and other related costs	356	2,546	3,790	6,159
Other asset write-offs	-	104	1,107	1,140
Total Charges	$999	$3,707	$11,290	$17,733

Corporate/Other Segment:
Severance and benefit costs (e)	$1,233	$1,249	$13,369	$13,369
Total Charges	$1,233	$1,249	$13,369	$13,369

Consolidated:
Severance and benefit costs	$4,816	$11,331	$53,807	$76,727
Facility closure and other related costs	2,165	6,758	21,137	29,788
Other asset write-offs	362	677	3,646	4,431
Total Charges	$7,343	$18,766	$78,590	$110,946

(a)	Severance and benefit costs are associated with the elimination of 27 positions and 73 positions during the three and nine months ended February 29, 2020, respectively.
(b)	Severance and benefit costs are associated with the elimination of one position and 70 positions during the three and nine months ended February 29, 2020, respectively.
(c)	Severance and benefit costs are associated with the elimination of five positions and 16 positions during the three and nine months ended February 29, 2020, respectively.
(d)	Severance and benefit costs are associated with the elimination of four positions and 63 positions during the three and nine months ended February 29, 2020, respectively.
(e)	Severance and benefit costs are associated with the elimination of two positions during the three and nine months ended February 29, 2020, respectively.

	Three Months Ended	Nine Months Ended
(In thousands)	February 28, 2019	February 28, 2019
CPG Segment:
Severance and benefit costs (f)	$1,315	$7,308
Facility closure and other related costs	737	1,134
Other asset write-offs	5	371
Total Charges	$2,057	$8,813

PCG Segment:
Severance and benefit costs (g)	$398	$5,167
Facility closure and other related costs	2,491	3,397
Other asset write-offs	(84)	276
Total Charges	$2,805	$8,840

Consumer Segment:
Severance and benefit costs (h)	$374	$1,470
Facility closure and other related costs	830	935
Other asset write-offs	24	24
Total Charges	$1,228	$2,429

Specialty Segment:
Severance and benefit costs (i)	$1,308	$4,985
Facility closure and other related costs	279	344
Other asset write-offs	977	983
Total Charges	$2,564	$6,312

Corporate/Other Segment:
Severance and benefit costs (j)	$25	$10,085
Total Charges	$25	$10,085

Consolidated:
Severance and benefit costs	$3,420	$29,015
Facility closure and other related costs	4,337	5,810
Other asset write-offs	922	1,654
Total Charges	$8,679	$36,479

(f)

Severance and benefit costs are associated with the elimination of three positions and 71 positions during the three and nine months ended February 28, 2019, respectively.  Additionally, $0.2 million included in the charges incurred during the nine months ended February 28, 2019 are associated with the prior elimination of one position within the legal function during fiscal 2018.

(g)	Severance and benefit costs are associated with the elimination of one position and 103 positions during the three and nine months ended February 28, 2019, respectively.
(h)	Severance and benefit costs are associated with the elimination of nine positions and 18 positions during the three and nine months ended February 28, 2019, respectively.
(i)	Severance and benefit costs are associated with the elimination of 10 positions and 130 positions during the three and nine months ended February 28, 2019, respectively.
(j)

Reflects charges related to the severance of two corporate executives, as well as accelerated vesting of equity awards for two corporate executives, four Specialty segment executives and three CPG segment executives in connection with the aforementioned restructuring activities.

A summary of the activity in the restructuring reserves related to our 2020 MAP to Growth is as follows:

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at November 30, 2019	$3,566	$6,080	$-	$9,646
Additions charged to expense	4,816	2,165	362	7,343
Cash payments charged against reserve	(3,182)	(2,578)	-	(5,760)
Non-cash charges included above (k)	(161)	-	(362)	(523)
Balance at February 29, 2020	$5,039	$5,667	$-	$10,706

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2019	$4,837	$7,857	$-	12,694
Additions charged to expense	11,331	6,758	677	18,766
Cash payments charged against reserve	(10,968)	(7,928)	-	(18,896)
Non-cash charges included above (k)	(161)	(1,020)	(677)	(1,858)
Balance at February 29, 2020	$5,039	$5,667	$-	$10,706

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at November 30, 2018	$10,427	$2,535	$-	$12,962
Additions charged to expense	3,420	4,337	922	8,679
Cash payments charged against reserve	(4,975)	(1,872)	-	(6,847)
Non-cash charges included above (k)	-	(6)	(922)	(928)
Balance at February 28, 2019	$8,872	$4,994	$-	$13,866

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2018	$9,957	$6,184	$1,373	$17,514
Additions charged to expense	29,015	5,810	1,654	36,479
Cash payments charged against reserve	(23,563)	(3,620)	-	(27,183)
Non-cash charges included above (k)	(6,537)	(3,380)	(3,027)	(12,944)
Balance at February 28, 2019	$8,872	$4,994	$-	$13,866

(k)	Non-cash charges primarily include accelerated vesting of equity awards and asset-write offs.

In connection with our 2020 MAP to Growth, during the three months ended February 29, 2020, we incurred inventory-related charges of approximately $0.2 million at our Consumer segment and $0.1 of inventory-related charges at each of our PCG, CPG and Specialty segments. During the nine months ended February 29, 2020, we incurred $7.4 million, $3.2 million, $0.3 million and $0.1 million of inventory-related charges at our Consumer, PCG, CPG and Specialty segments, respectively.  During the three months ended February 28, 2019, we incurred approximately $0.9 million, $0.8 million and $0.2 million of inventory-related charges at our PCG, Consumer and CPG segments, respectively.  During the nine months ended February 28, 2019, we incurred $7.5 million, $2.1 million and $0.7 million of inventory-related charges at our PCG, Consumer and CPG segments, respectively.  The fiscal 2019 inventory-related charges were partially offset by a favorable adjustment of approximately $0.2 million to the fiscal 2018 inventory write-off at our Consumer segment.  All of the aforementioned inventory-related charges are recorded in cost of sales in our Consolidated Statements of Income. These inventory charges were the result of the exit of a business or product line and SKU rationalization initiatives in connection with our overall plan of restructuring.

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at February 29, 2020
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$25,045	$-	$25,045
Corporate bonds	-	445	-	445
Total available-for-sale debt securities	-	25,490	-	25,490
Trading and other equity securities:
Stocks - domestic	2,789	-	-	2,789
Mutual funds - foreign	-	33,349	-	33,349
Mutual funds - domestic	-	66,088	-	66,088
Total trading and other equity securities	2,789	99,437	-	102,226
Contingent consideration	-	-	(15,648)	(15,648)
Total	$2,789	$124,927	$(15,648)	$112,068

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2019
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$24,547	$-	$24,547
Corporate bonds	-	462	-	462
Total available-for-sale debt securities	-	25,009	-	25,009
Trading and other equity securities:
Mutual funds - foreign	-	32,082	-	32,082
Mutual funds - domestic	-	67,739	-	67,739
Total trading and other equity securities	-	99,821	-	99,821
Contingent consideration	-	-	(21,551)	(21,551)
Total	$-	$124,830	$(21,551)	$103,279

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During the first nine months of fiscal 2020, we paid approximately $6.1 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current period.  During the first nine months of fiscal 2019, we paid approximately $4.7 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current period, and recorded an increase in the accrual for approximately $2.7 million and $5.8 million related to fair value adjustments and new acquisitions, respectively. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payments of contingent consideration in excess of fair value are reported in cash flows from operating activities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At February 29, 2020 and May 31, 2019, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of February 29, 2020 and May 31, 2019 are as follows:

	At February 29, 2020
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$212,242	$212,242
Marketable equity securities	89,215	89,215
Marketable debt securities	25,490	25,490
Long-term debt, including current portion	2,559,763	2,725,297

	At May 31, 2019
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$223,168	$223,168
Marketable equity securities	87,525	87,525
Marketable debt securities	25,009	25,009
Long-term debt, including current portion	2,525,908	2,526,817

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

Derivatives Designated as Hedges

In October 2017, as a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we executed a fair value hedge and two cross currency swaps, in which we will pay variable rate interest in Euros and receive fixed rate interest in U.S. Dollars with a combined notional amount of approximately €85.25 million ($100 million U.S. Dollar equivalent), and which have a maturity date of November 2022. This effectively converts a portion of our U.S. Dollar denominated fixed-rate debt to Euro denominated variable rate debt. The fair value hedge is recognized at fair value in our Consolidated Balance Sheets, while changes in the fair value of the hedge are recognized in interest expense in our Consolidated Statements of Income. We designated the swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. In February 2020, the fair value hedge and two cross currency swaps agreements were terminated, and we received cash in the amount of $9.3 million, representing the fair value of the swap and interest accrued through the date of termination. Accordingly, hedge accounting was discontinued and a hedge accounting adjustment to our Senior Notes of $1.5 million was recorded and is being amortized to interest expense in the Consolidated Statements of Operations through the termination of the 3.450% Notes in November 2022. Changes in the fair value of the cross currency swaps due to spot foreign exchange rates are recorded as cumulative translation adjustment within AOCI and will remain in AOCI until either the sale or substantially complete liquidation of the hedged subsidiaries.

Separately, in February 2020, as a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we executed a cash flow hedge and two cross currency swaps, in which we will pay fixed rate interest in Euros and receive variable rate interest in U.S. Dollars with a combined notional amount of approximately €277.73 million ($300 million U.S. Dollar equivalent), and which have a maturity date of February 2023. This effectively converts our U.S. Dollar denominated variable rate debt to Euro denominated fixed rate debt.  The cash flow hedge is recognized at fair value in our Consolidated Balance Sheets, while changes in the fair value of the hedge will be recognized in AOCI when the hedged items affect earnings.  Amounts recognized in AOCI will be recognized in earnings in interest expense when the hedged interest payment is accrued.  We designated the swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized in AOCI to offset the changes in the values of the net investments being hedged. In addition, in February 2020, as a means of mitigating the variability of the functional-currency-equivalent cash flows associated with the U.S. Dollar denominated term loan facility (referred to as Foreign Borrower’s Term Loan), we executed a cash flow hedge, in which we will pay fixed rate interest in Euros and receive variable rate interest in U.S. Dollars with a notional amount of approximately €92.52 million ($100 million U.S. Dollar equivalent), and which have a maturity date of February 2023. This effectively converts our U.S. Dollar denominated variable rate debt to Euro denominated fixed rate debt. The cash flow hedge is recognized at fair value in our Consolidated Balance Sheets, while changes in the fair value of the hedge will be recognized in AOCI when the hedged items affect earnings. Amounts recorded in AOCI will be recognized in earnings in interest expense when the hedged interest payment is accrued. In addition, since this currency swap is a hedge of variability of the functional currency equivalent cash flows of a recognized liability to be remeasured at spot exchange rates under ASC 830, an amount that will offset the gain or loss arising from the remeasurement of the hedged liability will be reclassified each period from AOCI to earnings as foreign exchange gain/(loss), which is a component of SG&A expenses.

The following table summarizes the location and effects of the Company’s derivatives instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Operations for gains or losses initially recognized in AOCI in the Consolidated Balance Sheet:

	Pretax gain/(loss) recognized in AOCI			Pretax gain/(loss) reclassified from AOCI into income
(In thousands)	Three Months Ended			Three Months Ended
Derivatives in hedging relationships	February 29, 2020	February 28, 2019	Income Statement Location	February 29, 2020	February 28, 2019
Interest Rate Swap (Cash Flow)	$(3,077)	$-	Interest Expense	$22	$-
Cross Currency Swap (Cash Flow)	(2,355)	-	Interest Expense	47	-
Cross Currency Swap (Cash Flow)	-	-	Foreign Exchange Gain/(Loss)	(1,986)	-
Cross Currency Swap (Net Investment)	(3,314)	(400)	Gain or (loss) on sale of subsidiary	-	-
Total	$(8,746)	$(400)		$(1,917)	$-

	Pretax gain/(loss) recognized in AOCI			Pretax gain/(loss) reclassified from AOCI into income
(In thousands)	Nine Months Ended			Nine Months Ended
Derivatives in hedging relationships	February 29, 2020	February 28, 2019	Income Statement Location	February 29, 2020	February 28, 2019
Interest Rate Swap (Cash Flow)	$(3,077)	$-	Interest Expense	$22	$-
Cross Currency Swap (Cash Flow)	(2,355)	-	Interest Expense	47	-
Cross Currency Swap (Cash Flow)	-	-	Foreign Exchange Gain/(Loss)	(1,986)	-
Cross Currency Swap (Net Investment)	(1,845)	3,336	Gain or (loss) on sale of subsidiary	-	-
Total	$(7,277)	$3,336		$(1,917)	$-

Derivatives Not Designated as Hedges

At February 29, 2020, and May 31, 2019, we held one foreign currency forward contract at each period end designed to reduce our exposure to changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows.  The contract has not been designated as a hedge; therefore, the changes in fair value of the derivative are recognized in earnings as a component of SG&A expenses. Amounts recognized in earnings did not have a material impact on our Consolidated Financial Statements for any period presented. As of February 29, 2020 and May 31, 2019, the notional amounts of the forward contract held to purchase foreign currencies was $59.1 million and $38.7 million, respectively.

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

The fair values of qualifying and non-qualifying instruments used in hedging transactions as of February 29, 2020 and May 31, 2019 are as follows:

(In thousands)		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	February 29, 2020	May 31, 2019

Assets:
Interest Rate Swap (Fair Value)	Other Current Assets	$-	$513
Cross Currency Swap (Net Investment)	Other Current Assets	5,592	2,482
Cross Currency Swap (Cash Flow)	Other Current Assets	1,562	-
Cross Currency Swap (Net Investment)	Other Assets (Long-Term)	4,773	6,163
Liabilities:
Interest Rate Swap (Fair Value)	Other Accrued Liabilities	-	230
Interest Rate Swap (Cash Flow)	Other Accrued Liabilities	578	-
Cross Currency Swap (Net Investment)	Other Accrued Liabilities	504	-
Cross Currency Swap (Net Investment)	Other Long-Term Liabilities	14,558	4,276
Cross Currency Swap (Cash Flow)	Other Long-Term Liabilities	3,990	-
Interest Rate Swap (Cash Flow)	Other Long-Term Liabilities	2,522	-

(In thousands)		Fair Value
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	February 29, 2020	May 31, 2019
Assets:
Foreign Currency Exchange	Other Current Assets	$193	$51

NOTE 7 — INVESTMENT (INCOME) EXPENSE, NET

Investment (income) expense, net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands)	2020	2019	2020	2019
Interest (income)	$(1,292)	$(1,076)	$(4,068)	$(2,808)
Net (gain) loss on marketable securities	6,918	(1,683)	(3,562)	6,451
Dividend (income)	(1,790)	(1,967)	(2,724)	(3,769)
Investment (income) expense, net	$3,836	$(4,726)	$(10,354)	$(126)

Net (Gain) Loss on Marketable Securities

Of the $6.9 million in net losses on marketable securities recognized during the third quarter of fiscal 2020, approximately $6.6 million related to unrealized losses on marketable equity securities and approximately $1.5 million was related to unrealized losses on trading securities. Additionally, of the $3.6 million in net gains on marketable securities recognized during the first nine months of fiscal 2020, approximately $2.3 million related to unrealized gains on marketable equity securities and $0.1 million in unrealized gains on trading securities.

During the third quarter of fiscal 2019, we recognized gross realized gains and losses on sales of marketable securities of $0.1 million and $2.2 million, respectively.  Also during the third quarter of fiscal 2019, we recognized gross realized gains on sales of trading securities of $0.2 million and unrealized losses on trading securities of $0.1 million.  For the first nine months of fiscal 2019, we recognized realized gains and losses on sales of marketable securities of $0.3 million and $3.4 million, respectively, realized gains on trading securities of $0.2 million and unrealized losses on trading securities of $0.7 million.  During the three and nine-month periods ended February 28, 2019, we recognized unrealized gains of $3.7 million and unrealized losses of $2.9 million marketable equity securities.

NOTE 8 — OTHER EXPENSE, NET

Other expense, net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands)	2020	2019	2020	2019
Royalty (income) expense, net	$(61)	$88	$(155)	$154
(Income) related to unconsolidated equity affiliates	(150)	(133)	(125)	(299)
Pension non-service costs	1,510	372	4,489	1,146
Loss on extinguishment of debt (a)	-	-	-	3,051
Loss on divestiture (b)	123	-	949	-
Other expense, net	$1,422	$327	$5,158	$4,052

(a)

In connection with the redemption of all our outstanding 2.25% convertible senior notes in November 2018, we recognized a loss of $3.1 million, due to the fair value measurement of the instrument on the date of conversion.

(b)	Reflects the loss incurred upon divestiture of a contracting business located in Australia, which had reported through our PCG segment.

NOTE 9 — INCOME TAXES

The effective income tax rate of 25.9% for the three months ended February 29, 2020 compares to the effective income tax benefit rate of 224.7% for the three months ended February 28, 2019. The effective income tax rate for the three months ended February 29, 2020 reflects variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes and an increase in valuation allowances related to foreign net operating losses. Additionally, during the quarter, we recorded a net favorable discrete tax adjustment totaling $0.3 million.  The net favorable discrete tax adjustment is comprised of a $10.9 million charge for an increase to our deferred income tax liability for withholding taxes on additional unremitted foreign earnings not considered permanently reinvested which was offset primarily by tax benefits associated with equity compensation,  favorable adjustments related to foreign tax credits, and favorable adjustments related to the global intangible low-tax provisions, resulting from final Treasury Regulations issued during this quarter, and as reported on our 2019 U.S. federal income tax return.

The effective income tax benefit rate of 224.7% for the three months ended February 28, 2019 reflects variances from the 21% statutory rate due primarily to the favorable impact of $12.7 million of net discrete tax benefits recorded during the quarter and the amplified impact of those tax benefits on the relatively low level of pre-tax earnings. The $12.7 million net discrete benefits recorded are primarily comprised of the net $8.1 million benefit resulting from completion of our SAB 118 accounting for the impact of the Tax Act, and the release of certain income tax reserves for uncertain tax positions.

The effective income tax rate of 24.9% for the nine months ended February 29, 2020 compares to the effective income tax rate of 17.8% for the nine months ended February 28, 2019. The effective income tax rate for nine months ended February 29, 2020 reflects variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, an increase in valuation allowances related to foreign net operating losses and tax benefits associated with equity compensation.

The effective income tax rate of 17.8% for the nine months ended February 28, 2019 reflects variances from the 21% statutory rate due primarily to $16.5 million of net discrete tax benefits, which includes the $12.7 million net tax benefit described above with the remaining balance being recorded in the prior quarters of fiscal 2019. These discrete tax benefits were partially offset primarily by the unfavorable impact of state and local taxes and incremental valuation allowances associated with certain foreign net operating losses.

Our deferred tax liability for unremitted foreign earnings was $29.7 million as of February 29, 2020, which represents our estimate of the foreign tax cost associated with the deemed remittance of $631.9 million of foreign earnings that are not considered to be permanently reinvested.  We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of February 29, 2020. Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were remitted to us as dividends.

NOTE 10 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	February 29, 2020	May 31, 2019
Raw material and supplies	$295,614	$296,493
Finished goods	618,583	545,380
Total Inventory, Net of Reserves	$914,197	$841,873

NOTE 11 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. As announced on November 28, 2018, our goal is to return $1.0 billion in capital to stockholders by May 31, 2021 through share repurchases.  On April 16, 2019, after taking into account share repurchases under our existing stock repurchase program to date, our Board of Directors authorized the repurchase of the remaining $600.0 million in value of RPM International Inc. common stock by May 31, 2021.  As a result, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three months ended February 29, 2020, we did not repurchase any shares of our common stock under this program.  During the three months ended February 28, 2019, we repurchased 1,570,647 shares of our common stock at a cost of approximately $91.2 million, or an average cost of $58.08 per share, under this program. During the nine months ended February 29, 2020, we repurchased 1,655,616 shares of our common stock at a cost of approximately $100.0 million, or an average cost of $60.40 per share, under this program.  During the nine months ended February 28, 2019, we repurchased 2,819,045 shares of our common stock at a cost of approximately $173.2 million, or an average cost of $61.45 per share, under this program.

See Note 19, “Subsequent Events” for an update on additional repurchases and a decision to suspend our share buyback program.

NOTE 12 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share for the three- and nine-month periods ended February 29, 2020 and February 28, 2019.

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands, except per share amounts)	2020	2019	2020	2019
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$11,853	$14,190	$195,072	$133,178
Less: Allocation of earnings and dividends to participating securities	-	(109)	(1,199)	(996)
Net income available to common shareholders - basic	11,853	14,081	193,873	132,182
Add: Allocation of earnings and dividends to participating securities	-	109	2	996
Net income available to common shareholders - diluted	$11,853	$14,190	$193,875	$133,178
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	128,426	130,105	128,572	131,019
Average diluted options and awards	1,602	1,784	666	1,810
Total shares for diluted earnings per share (1)	130,028	131,889	129,238	132,829
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.09	$0.11	$1.51	$1.01
Method used to calculate basic earnings per share	Treasury	Two-class	Two-class	Two-class
Diluted Earnings Per Share of Common Stock	$0.09	$0.11	$1.50	$1.00
Method used to calculate diluted earnings per share	Treasury	Treasury	Two-class	Treasury

(1)

There were no shares of restricted stock identified as being anti-dilutive for the three or nine months ended February 29, 2020.  Restricted shares totaling 429,750 and 323,000 for the three and nine months ended February 28, 2019, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.   There were no Stock

appreciation rights (“SARs”) identified as being anti-dilutive for the three or nine months ended February 29, 2020.  SARs totaling 890,000 for the three and nine months ended February 28, 2019, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

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

During the three months ended February 29, 2020, we incurred lease costs of $20.3 million, which is primarily comprised of operating lease cost of $18.2 million and other costs of $2.1 million which include costs for our finance leases, short-term leases, and variable lease payments.

During the nine months ended February 29, 2020, we incurred lease costs of $62.5 million, which is primarily comprised of operating lease costs of $54.1 million and other costs of $8.4 million, which include costs for our finance leases, short-term leases and variable lease payments.

For the three and nine months ended February 29, 2020, we paid approximately $17.1 million and $51.1 million, respectively, for operating lease obligations.  These payments are included in operating cash flows.  In addition, during the nine months ended February 29, 2020, we recognized ROU assets for $54.8 million in exchange for new operating lease obligations. At February 29, 2020, the weighted-average remaining lease term under our operating leases was 9.4 years, while the weighted-average discount rate for our operating leases was approximately 3.7%.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of February 29, 2020:

(In thousands)
Year ending May 31,	Operating Leases
2020 (excluding the nine months ended February 29)	$16,157
2021	58,231
2022	47,303
2023	36,535
2024	30,324
Thereafter	175,896
Total lease payments	$364,446
Less imputed interest	65,666
Total present value of lease liabilities	$298,780

As of February 29, 2020, our current lease liability balance was $51.1 million and recorded within Other Accrued Liabilities on our Consolidated Balance Sheet.

Following is a summary of our future minimum lease commitments, as determined under ASC 840, for all non-cancelable lease agreements, for each of the next five years and in the aggregate, as of May 31, 2019:

(In thousands)
Year ending May 31,	Operating Leases
2020	$59,163
2021	49,731
2022	40,339
2023	32,798
2024	27,716
Thereafter	119,607
Total lease payments	$329,354

Related party leases and subleases were not significant during any period presented, and therefore are not disclosed. Further, we do not have leases that have not yet commenced, which would create significant rights and obligations for us, including any involvement with the construction or design of the underlying asset.

NOTE 14 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans.  The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and nine months ended February 29, 2020 and February 28, 2019:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	February 29,	February 28,	February 29,	February 28,
Pension Benefits	2020	2019	2020	2019
Service cost	$9,856	$9,382	$1,391	$1,219
Interest cost	5,104	5,497	1,193	1,399
Expected return on plan assets	(8,573)	(8,467)	(1,834)	(2,051)
Amortization of:
Prior service cost (credit)	2	29	(9)	(8)
Net actuarial losses recognized	4,629	3,272	523	319
Net Periodic Benefit Cost	$11,018	$9,713	$1,264	$878

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	February 29,	February 28,	February 29,	February 28,
Postretirement Benefits	2020	2019	2020	2019
Service cost	$-	$-	$429	$392
Interest cost	37	48	282	291
Amortization of:
Prior service (credit)	(55)	(55)	-	-
Net actuarial (gains) losses recognized	(16)	(6)	158	115
Net Periodic Benefit (Credit) Cost	$(34)	$(13)	$869	$798

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
(In thousands)	February 29,	February 28,	February 29,	February 28,
Pension Benefits	2020	2019	2020	2019
Service cost	$29,568	$28,146	$4,173	$3,657
Interest cost	15,312	16,491	3,579	4,197
Expected return on plan assets	(25,719)	(25,401)	(5,502)	(6,153)
Amortization of:
Prior service cost (credit)	6	87	(27)	(24)
Net actuarial losses recognized	13,887	9,816	1,569	957
Net Periodic Benefit Cost	$33,054	$29,139	$3,792	$2,634

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
(In thousands)	February 29,	February 28,	February 29,	February 28,
Postretirement Benefits	2020	2019	2020	2019
Service cost	$-	$-	$1,287	$1,176
Interest cost	111	144	846	873
Amortization of:
Prior service (credit)	(165)	(165)	-	-
Net actuarial (gains) losses recognized	(48)	(18)	474	345
Net Periodic Benefit (Credit) Cost	$(102)	$(39)	$2,607	$2,394

Due to slightly lower discount rates, net periodic pension and postretirement cost for fiscal 2020 is higher than our fiscal 2019 expense. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. We previously disclosed in our financial statements for the fiscal year ended May 31, 2019 that we expected to contribute approximately $0.9 million to our retirement plans in the U.S. and approximately $6.4 million to plans outside the U.S. during the current fiscal year.  However, during February 2020, we contributed an additional $51.5 million to the pension plans in the U.S., which will increase our total expected U.S. contributions in the fiscal year to $52.4 million.

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

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at February 29, 2020, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands)	2020	2019	2020	2019
Beginning Balance	$10,555	$9,863	$10,414	$11,721
Deductions (1)	(4,622)	(4,283)	(16,002)	(17,557)
Provision charged to expense	4,804	4,091	16,325	15,507
Ending Balance	$10,737	$9,671	$10,737	$9,671

(1)	Primarily claims paid during the year.

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

Carboline Company previously was identified as a potentially responsible party in connection with a matter filed on behalf of the U.S. EPA claiming that Carboline Company, among other potentially responsible parties, violated Section 107 of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and seeking reimbursement for response costs incurred in connection with the release or threatened release of hazardous substances at the Lammers Barrel Superfund Site in Beavercreek, Ohio.  During the third quarter of fiscal 2020, Carboline Company agreed in principle to settle this matter for $1.3 million, which amount is subject to final approval and court entry of the proposed consent decree relating to this matter.

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

Accounts receivable, net of allowances, and net contract assets (liabilities) consisted of the following:

(In thousands, except percents)	February 29, 2020	November 30, 2019	$ Change	% Change

Accounts receivable, less allowance	$948,351	$1,047,813	$(99,462)	-9.5%

Contract assets	$16,143	$18,959	$(2,816)	-14.9%
Contract liabilities - short-term	(23,605)	(25,205)	1,600	-6.3%
Net Contract Liabilities	$(7,462)	$(6,246)	$(1,216)	19.5%

(In thousands, except percents)	February 29, 2020	May 31, 2019	$ Change	% Change

Accounts receivable, less allowance	$948,351	$1,232,350	$(283,999)	-23.0%

Contract assets	$16,143	$21,628	$(5,485)	-25.4%
Contract liabilities - short-term	(23,605)	(25,896)	2,291	-8.8%
Net Contract Liabilities	$(7,462)	$(4,268)	$(3,194)	74.8%

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. The $1.2 million change in our net contract liabilities from November 30, 2019 to February 29, 2020 and the $3.2 million change in our net contract liabilities from May 31, 2019 to February 29, 2020 resulted primarily from the seasonality and timing associated with our construction jobs in progress during peak summer and fall months versus the slower winter months.  We also record long-term deferred revenue, which amounted to $67.3 million, $67.1 million and $66.5 million as of February 29, 2020, November 30, 2019 and May 31, 2019, respectively.  The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our consolidated balance sheets.

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

NOTE 17 — SEGMENT INFORMATION

Effective June 1, 2019, we realigned certain businesses and management structure to recognize how we allocate resources and analyze the operating performance of our businesses. Among other things, the realignment of certain businesses occurred as a result of the 2020 MAP to Growth that was approved and initiated between May and August 2018.  As we began to execute on our operating improvement initiatives, we identified ways to realign certain businesses, and concluded that moving to an expanded reporting structure could help us to better manage our assets and improve synergies across the enterprise.

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

Three Months Ended February 29, 2020	CPG Segment	PCG Segment	Consumer Segment	Specialty Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$190,741	$151,012	$319,838	$119,526	$781,117
Foreign
Canada	25,978	17,064	21,280	2,041	66,363
Europe	95,207	61,191	42,569	18,685	217,652
Latin America	38,803	8,946	6,987	397	55,133
Asia Pacific	18,390	5,705	6,159	6,816	37,070
Other Foreign	2,963	11,768	1,910	-	16,641
Total Foreign	181,341	104,674	78,905	27,939	392,859
Total	$372,082	$255,686	$398,743	$147,465	$1,173,976

Three Months Ended February 28, 2019	CPG Segment	PCG Segment	Consumer Segment	Specialty Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$170,959	$147,553	$298,022	$124,273	$740,807
Foreign
Canada	28,484	18,210	21,404	1,895	69,993
Europe	100,022	57,014	43,367	19,298	219,701
Latin America	35,735	8,685	6,781	306	51,507
Asia Pacific	20,087	8,328	6,903	7,988	43,306
Other Foreign	45	13,435	1,836	-	15,316
Total Foreign	184,373	105,672	80,291	29,487	399,823
Total	$355,332	$253,225	$378,313	$153,760	$1,140,630

Nine Months Ended February 29, 2020	CPG Segment	PCG Segment	Consumer Segment	Specialty Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$769,308	$506,664	$1,059,568	$375,817	$2,711,357
Foreign
Canada	122,620	57,345	80,860	6,824	267,649
Europe	327,057	195,650	142,319	60,470	725,496
Latin America	124,734	26,230	20,629	1,177	172,770
Asia Pacific	58,254	19,799	19,214	21,435	118,702
Other Foreign	5,724	39,951	6,384	-	52,059
Total Foreign	638,389	338,975	269,406	89,906	1,336,676
Total	$1,407,697	$845,639	$1,328,974	$465,723	$4,048,033

Nine Months Ended February 28, 2019	CPG Segment	PCG Segment	Consumer Segment	Specialty Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$690,142	$494,528	$1,003,493	$404,704	$2,592,867
Foreign
Canada	125,556	63,069	73,813	6,574	269,012
Europe	353,937	181,784	155,722	64,678	756,121
Latin America	110,028	26,877	20,183	976	158,064
Asia Pacific	59,775	27,852	21,733	23,560	132,920
Other Foreign	684	47,495	5,987	-	54,166
Total Foreign	649,980	347,077	277,438	95,788	1,370,283
Total	$1,340,122	$841,605	$1,280,931	$500,492	$3,963,150

	Three Months Ended		Nine Months Ended
(In thousands)	February 29,	February 28,	February 29,	February 28,
Income (Loss) Before Income Taxes	2020	2019	2020	2019
CPG Segment	$(478)	$(4,025)	$139,324	$96,375
PCG Segment	22,240	14,365	83,617	44,990
Consumer Segment	29,798	25,272	123,413	118,078
Specialty Segment	12,942	16,115	55,031	66,049
Corporate/Other	(48,194)	(47,263)	(140,476)	(162,497)
Consolidated	$16,308	$4,464	$260,909	$162,995

(In thousands)	February 29,	May 31,
Identifiable Assets	2020	2019
CPG Segment	$1,518,968	$1,573,329
PCG Segment	966,995	951,644
Consumer Segment	2,018,854	1,953,279
Specialty Segment	737,203	689,133
Corporate/Other	323,850	273,970
Consolidated	$5,565,870	$5,441,355

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

Also, in connection with our 2020 Map to Growth, we realigned certain businesses and management structure within our Specialty segment.  As such, our former Wood Finishes Group reporting unit was split into two separate reporting units: Guardian and Wood Finishes Group.  Additionally, our former Kop-Coat Group reporting unit was split into two reporting units:  Kop-Coat Industrial Protection Products and Kop-Coat Group.  We performed a goodwill impairment test for each of the new reporting units upon the change in reportable segments, business realignment and management structure using a quantitative assessment.  We concluded that the estimated fair values exceeded the carrying values for these new reporting units, and accordingly, no indications of impairment were identified as a result of these changes during the first quarter of fiscal 2020.

The following table summarizes the changes in the carrying amount of goodwill, by reportable segment, for the periods presented:

	CPG	PCG	Industrial	Consumer	Specialty
(In thousands)	Segment	Segment	Segment	Segment	Segment	Total
Balance as of May 31, 2019	$-	$-	$526,419	$499,387	$219,956	$1,245,762
Allocation to new segments	407,429	185,259	(526,419)	-	(66,269)	-
Acquisitions	14,689	-	-	-	-	14,689
Translation adjustments	(3,578)	(2,577)	-	(3,568)	(910)	(10,633)
Balance as of August 31, 2019	418,540	182,682	-	495,819	152,777	1,249,818
Acquisitions	-	3,023	-	-	-	3,023
Translation adjustments	1,198	2,683	-	2,235	599	6,715
Balance as of November 30, 2019	419,738	188,388	-	498,054	153,376	1,259,556
Acquisitions	-	-	-	-	10,352	10,352
Translation adjustments	(3,321)	(435)	-	(473)	(442)	(4,671)
Balance as of February 29, 2020	$416,417	$187,953	$-	$497,581	$163,286	$1,265,237

NOTE 19 — SUBSEQUENT EVENTS

On March 11, 2020, subsequent to the balance sheet date, the World Health Organization characterized the outbreak of the coronavirus disease known as COVID-19 as a global pandemic and recommended containment and mitigation measures. We are actively monitoring the impact of the coronavirus outbreak, which will negatively impact our business and results of operations for our fiscal fourth quarter and likely beyond.  The extent to which our operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

As of April 8, 2020, we have repurchased 386,231 shares of RPM common stock since February 29, 2020, at a cost of approximately $25.0 million, or an average of $64.73, under the stock repurchase program described in Note 11.  Given recent macroeconomic uncertainty resulting from the COVID-19 pandemic, we have suspended our share buyback program.

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

BUSINESS SEGMENT INFORMATION

Effective June 1, 2019, we realigned certain businesses and management structure to recognize how we allocate resources and analyze the operating performance of our businesses. Among other things, the realignment of certain businesses occurred as a result of the 2020 MAP to Growth that was approved and initiated between May and August 2018.  As we began to execute on our operating improvement initiatives, we identified ways to realign certain businesses, and concluded that moving to an expanded reporting structure could help us to better manage our assets and improve synergies across the enterprise.

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

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands)	2020	2019	2020	2019
Net Sales
CPG Segment	$372,082	$355,332	$1,407,697	$1,340,122
PCG Segment	255,686	253,225	$845,639	841,605
Consumer Segment	398,743	378,313	$1,328,974	1,280,931
Specialty Segment	147,465	153,760	465,723	500,492
Consolidated	$1,173,976	$1,140,630	$4,048,033	$3,963,150
Income Before Income Taxes (a)
CPG Segment
Income (Expense) Before Income Taxes (a)	$(478)	$(4,025)	$139,324	$96,375
Interest (Expense), Net (b)	(2,130)	(2,489)	(6,231)	(6,968)
EBIT (c)	$1,652	$(1,536)	$145,555	$103,343
PCG Segment
Income Before Income Taxes (a)	$22,240	$14,365	$83,617	$44,990
Interest Income (Expense), Net (b)	123	(62)	20	(401)
EBIT (c)	$22,117	$14,427	$83,597	$45,391
Consumer Segment
Income Before Income Taxes (a)	$29,798	$25,272	$123,413	$118,078
Interest (Expense), Net (b)	(57)	(119)	(219)	(417)
EBIT (c)	$29,855	$25,391	$123,632	$118,495
Specialty Segment
Income Before Income Taxes (a)	$12,942	$16,115	$55,031	$66,049
Interest Income (Expense), Net (b)	(24)	135	(6)	332
EBIT (c)	$12,966	$15,980	$55,037	$65,717
Corporate/Other
(Expense) Before Income Taxes (a)	$(48,194)	$(47,263)	$(140,476)	$(162,497)
Interest (Expense), Net (b)	(25,720)	(19,264)	(61,840)	(66,478)
EBIT (c)	$(22,474)	$(27,999)	$(78,636)	$(96,019)
Consolidated
Net Income	$12,090	$14,496	$195,907	$133,855
Add: Provision (Benefit) for Income Taxes	4,218	(10,032)	65,002	29,140
Income Before Income Taxes (a)	16,308	4,464	260,909	162,995
Interest (Expense)	(23,972)	(26,525)	(78,630)	(74,058)
Investment Income (Expense), Net	(3,836)	4,726	10,354	126
EBIT (c)	$44,116	$26,263	$329,185	$236,927

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles ("GAAP") in the U.S., to EBIT.
(b)	Interest Income (Expense), Net includes the combination of interest (expense) and investment income/(expense), net.
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

RESULTS OF OPERATIONS

The following discussion describes our results of operations for the three- and nine-month periods ended February 29, 2020.  While the recent outbreak of the coronavirus (COVID-19) did not have a material adverse effect on our reported results for our fiscal third quarter, we are actively monitoring the impact of the coronavirus outbreak, which will negatively impact our business and results of operations for our fiscal fourth quarter and likely beyond.  The extent to which our operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

Three Months Ended February 29, 2020

Net Sales  Consolidated net sales of $1,174.0 million for the third quarter of fiscal 2020 grew by approximately 2.9% from net sales of $1,140.6 million for last year’s third quarter. Organic sales, which include the impact of price and volume, contributed 3.0% to consolidated net sales while acquisitions added 0.7%.  Unfavorable foreign currency exchange impacted consolidated net sales during the current quarter by 0.8%.

CPG segment net sales for the current quarter grew by 4.7% to $372.1 million, from net sales of $355.3 million during the same period a year ago. Organic growth contributed 5.1% during the quarter, mainly driven by market share gains and the introduction of new products, with the fastest growth being generated in our roofing, below-grade waterproofing and concrete admixtures businesses.  Recent acquisitions contributed 1.0% to net sales during the current quarter. Unfavorable foreign currency exchange negatively impacted CPG segment net sales by 1.4% during the current quarter.  Construction activity picked up due to favorable weather early in this year’s third quarter, enabling CPG to catch up on projects that were delayed during the rainy spring and early summer months.

PCG segment net sales for the current quarter grew by 1.0% to $255.7 million, from net sales of $253.2 million during the same period a year ago. Organic growth was 1.6% during the quarter, driven mainly by selling price increases over the comparable period last year while recent acquisitions contributed 0.2% to net sales during the current quarter. Unfavorable foreign currency exchange negatively impacted PCG segment net sales by 0.8% during the current quarter.  Our protective and marine coatings business unit increased market share and its continental European operations grew solidly, driven by a new global management structure.  However, this growth was somewhat offset by the highway and bridge maintenance businesses, which was slowed by government budget constraints, particularly in the UK.  Organic growth in the segment has further slowed due to recent strategic decisions to exit certain international businesses, while discontinued product lines reduced sales by approximately 1.5%.

Consumer segment net sales for the quarter grew by 5.4% to $398.7 million, from $378.3 million during last year’s third quarter.  Organic growth provided 6.0%, while unfavorable foreign currency exchange negatively impacted net sales in the segment by 0.6% during the current quarter versus the same period a year ago.  Increased sales volume resulted from market share gains and unseasonably warm winter weather in North America that enabled consumers to complete more DIY home improvement projects.  The fastest growth was achieved in our caulks, sealants, and patch and repair product lines.

Specialty segment net sales for the quarter decreased by 4.1% to $147.5 million, from $153.8 million during last year’s third quarter. Organic sales declined 7.1% during the current quarter, as a result of difficult comparisons to the prior year for our water damage restoration products business when significant weather events drove demand in North America.  Sales were also down in our OEM fluorescent pigments, nail polish, and edible coatings businesses.  These declines were somewhat offset by our wood coatings business which successfully outperformed its peers in a challenging market. Additionally, foreign currency exchange had an unfavorable impact on Specialty segment net sales for the quarter of 0.3%, while acquisitions added 3.3% of net sales during the quarter.

We now expect our net sales in the fourth quarter of fiscal year 2020 to decrease in comparison to the prior year quarter, as a result of the disruption and uncertainty that COVID-19 is having on the global economy.  As we cannot predict the duration or scope of the pandemic, the future financial impact on net sales cannot be reasonably estimated, but could be material.  The extent of the decline in future sales is dependent on several factors, including but not limited to: (i) the ability of our customers to continue operations (currently, many of our customers are considered “essential” and are open for business); (ii) a potential for organic growth in DIY sales, as people spend more time at home; (iii) a potential for organic growth in professional and consumer cleaning and disinfectant brands, some of which are effective against COVID-19; and (iv) the nature and extent of facility closures as a result of COVID-19.

Gross Profit Margin  Our consolidated gross profit margin of 37.0% of net sales for the third quarter of fiscal 2020 compares to a consolidated gross profit margin of 35.9% for the comparable period a year ago, after giving effect to the change in classification of shipping and handling costs.  Last year’s reported gross profit margin of 39.1% has been recast to 35.9% in order to reflect the current year change in accounting principle related to shipping costs, which were previously recognized in SG&A expenses and are now recognized in cost of sales.  The current quarter gross profit margin increase of approximately 1.1% of net sales, or 110 basis points

(“bps”), resulted primarily from a combination of increases in selling prices, 2020 MAP to Growth savings, which include raw material savings due to our centralized procurement initiatives, and higher sales volume versus the same period a year ago.

Despite the recent outbreak of COVID-19, raw material costs inflation seems to be moderating in a number of our key product categories.  Our global supply chain remains strong.  Nearly all of our North American plants are operational and only some of our international plants have been closed temporarily.  Despite these facts, as we cannot predict the duration or scope of the COVID-19 pandemic, the future financial impact to gross profit margin cannot be reasonably estimated, but could be material.

SG&A  Our consolidated SG&A expense during the current period was $7.7 million higher versus the same period last year, but decreased to 32.5% of net sales from 32.8% of net sales for the prior year quarter.  Last year’s reported SG&A percentage of net sales of 36.0% has been recast to 32.8% in order to reflect the current year change in accounting principle related to shipping and handling costs, which were previously recognized in SG&A expenses and are now recognized in cost of sales.  During the third quarter of fiscal 2020, we continued our 2020 MAP to Growth and have generated incremental savings of approximately $3.8 million.  Additional SG&A expense recognized by companies we acquired during the last 12 months approximated $2.1 million during the third quarter of fiscal 2020.

Our CPG segment SG&A was approximately $10.1 million higher for the third quarter of fiscal 2020 versus the comparable prior year period and increased as a percentage of net sales, mainly due to additional commissions directly associated with higher sales volume. Additionally, companies acquired during the past 12 months contributed approximately $1.0 million of additional SG&A expense during the current quarter.

Our PCG segment SG&A was approximately $0.5 million lower for the third quarter of fiscal 2020 versus the comparable prior year period and decreased as a percentage of net sales, mainly due to transactional currency exchange and 2020 MAP to Growth savings, partially offset by increases in commission expense directly associated with higher sales volumes versus the prior year.  Additionally, companies acquired during the past 12 months contributed approximately $0.2 million of additional SG&A expense during the current quarter.

Our Consumer segment SG&A increased by approximately $2.2 million during the third quarter of fiscal 2020 versus the same period last year but decreased as a percentage of net sales.  This was primarily attributable to increases in distribution and interplant freight expenses as a result of higher volume. These increases were partially offset by a decrease in advertising and promotional expense when compared to the prior year quarter.

Our Specialty segment SG&A was approximately $3.4 million higher during the third quarter of fiscal 2020 versus the comparable prior year period and increased as a percentage of net sales.  The increase in SG&A expense is mainly attributable to additional costs associated with the ERP consolidation plan and the consolidation of certain accounting/financing functions associated with our 2020 MAP to Growth, partially offset by cost control measures associated with lower sales volumes.

SG&A expenses in our corporate/other category of $20.1 million during the third quarter of fiscal 2020 decreased by $7.5 million from $27.6 million recorded during last year’s third quarter, resulting primarily from a decrease in professional fees in connection with our 2020 MAP to Growth, which approximated $1.6 million, compared to $7.4 million in the prior comparable quarter.

We recorded total net periodic pension and postretirement benefit costs of $13.1 million and $11.4 million for the third quarter of fiscal 2020 and 2019, respectively. The $1.7 million increase in pension expense resulted from the combination of higher net actuarial losses recognized during the current quarter versus last year’s third quarter for approximately $1.6 million and a higher service costs of approximately $0.7 million during the current quarter versus the same period a year ago.  These increases were partially offset by a decrease of approximately $0.6 million in interest costs during the current quarter, when compared to the same period a year ago.  We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict in light of the recent outbreak of COVID-19.

As we cannot predict the duration or scope of the COVID-19 pandemic, the future financial impact to SG&A cannot be reasonably estimated, but could be material.  As described further below, the disruption caused by the outbreak of COVID-19 is expected to delay our implementation of our 2020 MAP to Growth past the original target completion date of December 31, 2020, which may impact our near-term ability to drive further reduction in SG&A as a percentage of sales.  However, this will be offset to some degree by lower variable SG&A, such as reduced travel-related expenses incurred by our associates, due to travel restrictions in place because of the COVID-19 outbreak.

Restructuring Charges  We recorded restructuring charges of $7.3 million during the third quarter of fiscal 2020, which compares with $8.7 million during the third quarter of fiscal 2019.  These charges were the result of our continued implementation of our 2020 MAP to Growth, which focuses upon strategic shifts in operations across our entire business.  On a consolidated basis, we recognized $4.8 million of severance and benefit costs during the third quarter of fiscal 2020 compared with $3.4 million during the same period a year ago.  Facility closure and other related costs totaled $2.2 million during the third quarter of fiscal 2020 versus $4.3 million during the third quarter of fiscal 2019.  Finally, $0.4 million of other asset write-offs during the current period compared with $0.9 million during the same period a year ago. These charges were associated with closures of certain facilities as well as the elimination of duplicative headcount and infrastructure associated with certain of our businesses.

We currently expect to incur approximately $32.4 million of future additional charges in relation to implementation of our 2020 MAP to Growth.  These additional charges include approximately $22.9 million of severance and benefit costs, $8.7 million of facility closure and other related charges, as well as $0.8 million of other asset write-offs.  We previously expected these charges to be incurred by the end of calendar year 2020, upon which we expected to achieve an annualized pretax savings of approximately $290 million per year.  Recently, however, the disruption caused by the outbreak of COVID-19 is expected to delay our implementation of our 2020 MAP to Growth past the original target completion date of December 31, 2020.  See Note 4, “Restructuring,” to the Consolidated Financial Statements, for further detail surrounding our 2020 MAP to Growth.

Interest Expense  Interest expense was $24.0 million for the third quarter of fiscal 2020 versus $26.5 million for the same period a year ago. Excluding acquisition-related borrowings, higher average borrowings quarter over quarter increased interest expense by approximately $3.1 million during the third quarter of fiscal 2020 when compared to the prior year quarter.  Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s third quarter by approximately $0.5 million versus the same period a year ago.  Lower interest rates, which averaged 3.63% overall for the third quarter of fiscal 2020 compared with 4.61% for the same period of fiscal 2019, decreased interest expense by approximately $6.2 million during the current quarter versus the same period last year.  The interest rate decrease was a result of lower market rates on the variable cost borrowings as well as the October 2019 maturity of higher cost borrowing (i.e., our $450 million, 6.125% notes).

Investment (Income)Expense, Net  Net investment expense of approximately $3.8 million for the third quarter of fiscal 2020 compares to net investment income of $4.7 million during the same period last year.  Dividend and interest income totaled $3.1 million and $3.0 million for the third quarter of fiscal 2020 and 2019, respectively.  Net loss on marketable securities totaled $6.9 million during the third quarter of fiscal 2020, while there were net realized gains of $1.7 million during the same period a year ago.

Income Before Income Taxes (“IBT”)  Our consolidated IBT for the third quarter of fiscal 2020 of $16.3 million compares with IBT of $4.5 million for the same period a year ago.  Our CPG segment had pretax losses of $0.5 million for the quarter ended February 29, 2020, versus pretax losses of $4.0 million for the same period a year ago. Our CPG segment results reflect selling price increases, moderating raw material costs, 2020 MAP to Growth savings and the favorable leverage impact of higher sales volume, partially offset by increased SG&A.  Our PCG segment had IBT of $22.2 million, or 8.7% of net sales, for the quarter ended February 29, 2020, versus IBT of $14.4 million, or 5.7% of net sales, for the same period a year ago.  Our PCG segment results reflect proactively managing a favorable product and service mix with a focus on higher margins, as well as 2020 MAP to Growth business rationalization efforts.  Our Consumer segment IBT approximated $29.8 million, or 7.5% of net sales, for the third quarter of fiscal 2020, versus the prior year third quarter IBT of $25.3 million, or 6.7% of net sales.  Our Consumer segment results reflect savings from 2020 MAP to Growth, partially offset by inflation in certain raw materials, and channel mix.  Our Specialty segment had IBT of $12.9 million, or 8.8% of net sales for the quarter ended February 29, 2020, versus IBT of $16.1 million, or 10.5% of net sales, for the same period a year ago, reflecting declines in sales volume in our water damage restoration products, fluorescent pigments, nail polish and edible coatings businesses, which were somewhat mitigated by savings from 2020 MAP to Growth and other cost cutting measures.

Income Tax Rate The effective income tax rate of 25.9% for the three months ended February 29, 2020 compares to the effective income tax benefit rate of 224.7% for the three months ended February 28, 2019. The effective income tax rate for the three months ended February 29, 2020 reflects variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes and an increase in valuation allowances related to foreign net operating losses. Additionally, during the third quarter, we recorded a net favorable discrete tax adjustment totaling $0.3 million.  The net favorable discrete tax adjustment is comprised of a $10.9 million charge for an increase to our deferred income tax liability for withholding taxes on additional unremitted foreign earnings not considered permanently reinvested which was offset primarily by tax benefits associated with equity compensation,  favorable adjustments related to foreign tax credits, and favorable adjustments related to the global intangible low-tax provisions, resulting from final Treasury Regulations issued during this quarter, and as reported on our 2019 U.S. federal income tax return.

The effective income tax benefit rate of 224.7% for the three months ended February 28, 2019 reflects variances from the 21% statutory rate due primarily to the favorable impact of $12.7 million of net discrete tax benefits recorded during the quarter and the amplified impact of those tax benefits on the relatively low level of pre-tax earnings. The $12.7 million net discrete benefits recorded are primarily comprised of the net $8.1 million benefit resulting from completion of our SAB 118 accounting for the impact of the Tax Act, and the release of certain income tax reserves for uncertain tax positions.

Net Income  Net income of $12.1 million for the quarter ended February 29, 2020 compares to net income of $14.5 million for the comparable prior year period.  Net income attributable to RPM International Inc. stockholders for the third quarter of fiscal 2020 was

$11.9 million, or 1.0% of consolidated net sales, which compared to net income of $14.2 million, or 1.2% of consolidated net sales for the comparable prior year period.

Diluted earnings per share of common stock for the quarter ended February 29, 2020 of $0.09 compares with diluted earnings per share of common stock of $0.11 for the quarter ended February 28, 2019.

Nine Months Ended February 29, 2020

Net Sales  Consolidated net sales of $4,048.0 million for the first nine months of fiscal 2020 grew by approximately 2.1% from net sales of $3,963.2 million for last year’s first nine months. Acquisitions added 1.3%, while organic sales, which include the impact of price and volume, increased consolidated net sales by 2.0%.  Consolidated net sales for the period also reflect an unfavorable foreign currency exchange impact of 1.2%.

CPG segment net sales for the first nine months of fiscal 2020 grew by 5.0% to $1,407.7 million, from net sales of $1,340.1 million during the same period a year ago. The improvement resulted from recent acquisitions, which contributed 2.4% to net sales during the current period, and organic growth, which contributed 4.2% during the period.  The organic growth was driven mainly by volume gains at our roofing business and market improvement at our business in Brazil, but was partially offset by weakening sales in Europe.  Unfavorable foreign currency exchange impacted construction segment net sales by 1.6% during the current period.

PCG segment net sales for the first nine months of fiscal 2020 grew by 0.5% to $845.6 million, from net sales of $841.6 million during the same period a year ago. The improvement resulted from recent acquisitions, which contributed 0.7% to net sales during the current period, and organic growth, which contributed 1.2% during the period, driven mainly by the increases of selling prices over the comparable period last year. Unfavorable foreign currency exchange impacted PCG segment net sales by 1.4% during the current period.  Sales growth was dampened by strategic decisions to exit low-margin businesses.

Consumer segment net sales for the first nine months of fiscal 2020 grew by 3.8% to $1,329.0 million, from $1,281.0 million during the same period a year ago.  Recent acquisitions provided 0.7% of the growth in net sales, while organic growth provided 4.0%, during the current period, driven primarily by price increases and incremental volume from new customers.  Unfavorable foreign currency exchange impacted net sales in the Consumer segment by 0.9% during the current period versus the same period a year ago.  Sales improved in the U.S. as there were new customer wins during the period, but these were slightly offset due to soft economy in the U.K. and continental Europe related to Brexit.

Specialty segment net sales for the first nine months of fiscal 2020 decreased by 7.0% to $465.7 million, from $500.5 million during last year’s first nine months. Organic sales declines of 7.4%, during the current period, resulted from decreases in our fluorescent pigments business (due to increased competition) and restoration equipment business (due to fewer significant weather events in the current year as compared to the prior year, as these weather events have a favorable impact on sales).  Additionally, foreign currency exchange had an unfavorable impact on Specialty segment net sales for the period of 0.6%.  Partially offsetting these decreases were sales from acquisitions, which contributed 1.0% during the period.

Gross Profit Margin  Our consolidated gross profit margin of 38.0% of net sales for the first nine months of fiscal 2020 compares to a consolidated gross profit margin of 36.7% for the comparable period a year ago, after giving effect to the change in classification of shipping and handling costs.  Last year’s reported gross profit margin of 39.8% has been recast to 36.7% in order to reflect the current year change in accounting principle related to shipping and handling costs, which were previously recognized in SG&A expenses and are now recognized in cost of sales.  This gross profit increase of approximately 1.3% of net sales reflects an improvement of approximately 130 bps resulting from a combination of increases in selling prices and 2020 MAP to Growth savings, partially offset by the impact of labor cost inflation and unfavorable mix of product sold versus last year.  Additionally, higher raw material costs across RPM and supply chain challenges specifically in our Consumer Segment negatively affected our gross profit margin.

SG&A  Our consolidated SG&A expense during the first nine months of fiscal 2020 was $10.7 million higher versus the same period last year, but decreased to 29.3% of net sales from 29.6% of net sales for the comparable period.  Last year’s first nine months reported SG&A percentage of net sales of 32.8% has been recast to 29.6% in order to reflect the current year change in accounting principle related to shipping and handling costs, which were previously recognized in SG&A expenses and are now recognized in cost of sales.  During the first nine months of fiscal 2020, we continued our 2020 MAP to Growth and have generated $15.2 million of incremental savings.  Additional SG&A expense incurred from companies acquired during the previous 12 months approximated $9.6 million during the first nine months of fiscal 2020.

Our CPG segment SG&A was approximately $16.2 million higher for the first nine months of fiscal 2020 versus the comparable prior year period but decreased as a percentage of net sales, mainly due to increased commissions directly associated with higher sales volume, partially offset by 2020 MAP to Growth savings in the current period. Additionally, companies acquired during the past 12 months contributed approximately $6.3 million of additional SG&A expense.

Our PCG segment SG&A was approximately $8.6 million lower for the first nine months of fiscal 2020 versus the comparable prior year period and decreased as a percentage of net sales, mainly due to 2020 MAP to Growth savings in the current period, decreased allowance for doubtful accounts associated with accounts deemed uncollectible as a result of changes in our market and leadership strategy and unfavorable transactional foreign exchange that occurred in the prior comparable period.  These decreases were slightly offset by approximately $0.6 million of additional SG&A expense generated from companies acquired during the past 12 months.

Our Consumer segment SG&A increased by approximately $6.5 million during the first nine months of fiscal 2020 versus the same period last year but decreased as a percentage of net sales.  This was primarily attributable to increases in distribution costs and commissions directly associated with higher sales volume. In addition, during the second quarter of our current fiscal year, we decided to no longer pursue a product line targeted for OEM markets.  We performed a recoverability assessment for certain prepaid assets associated with this product line, which resulted in the recognition of a $6.9 million charge during the second quarter of our current fiscal year.  These increases were partially offset by 2020 MAP to Growth savings.  Lastly, companies acquired during the past 12 months contributed approximately $1.8 million of additional SG&A expense.

Our Specialty segment SG&A was approximately $4.5 million higher during the first nine months of fiscal 2020 versus the comparable prior year period, and increased as a percentage of net sales.  The increase in SG&A expense is mainly attributable to additional costs associated with the ERP consolidation plan and the consolidation of certain accounting/finance functions associated with our 2020 MAP to Growth partially offset by cost control measures associated with lower sales volumes.

SG&A expenses in our corporate/other category of $73.9 million during the first nine months of fiscal 2020 decreased by $7.9 million from $81.8 million recorded during last year’s first nine months, as professional fees in connection with our 2020 MAP to Growth were lower when compared to the prior year period.

We recorded total net periodic pension and postretirement benefit costs of $39.4 million and $34.1 million for the first nine months of fiscal 2020 and 2019, respectively. The $5.3 million increase in pension expense resulted principally from approximately $4.8 million of higher net actuarial losses recognized during the period versus the same period last year.  We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict in light of the recent outbreak of COVID-19.

Restructuring Charges  We recorded restructuring charges of $18.8 million during the first nine months of fiscal 2020, which compares with $36.5 million during the first nine months of fiscal 2019.  These charges were the result of our continued implementation of our 2020 MAP to Growth, which focuses upon strategic shifts in operations across our entire business.  On a consolidated basis, we recognized $11.3 million of severance and benefit costs during the first nine months of fiscal 2020 compared with $29.0 million during the same period a year ago.  Facility closure and other related costs totaled $6.8 million during the first nine months of fiscal 2020 versus $5.8 million during the first nine months of fiscal 2019.  Finally, $0.7 million of other asset write-offs during the period compared with $1.7 million during the same period a year ago.  These charges were associated with closures of certain facilities as well as the elimination of duplicative headcount and infrastructure associated with certain of our businesses.

For further information and detail about our 2020 MAP to Growth, see “Restructuring Charges” in Results of Operations – Three Months Ended February 29, 2020, and Note 4, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense  Interest expense was $78.6 million for the first nine months of fiscal 2020 versus $74.1 million for the same period a year ago. The reversal of the convertible bond interest accrual during the first nine months of fiscal 2019 increased interest expense by approximately $2.1 million versus the same period a year ago.  Excluding acquisition-related borrowings, higher average borrowings period over period increased interest expense by approximately $6.1 million during the first nine months of fiscal 2020 versus the comparable period a year ago.  Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first nine months by approximately $2.5 million versus the same period a year ago.  Lower interest rates, which averaged 3.88% overall for the first nine months of fiscal 2020 compared with 4.24% for the same period of fiscal 2019, decreased interest expense by approximately $6.2 million during the current period versus the same period last year.

Investment (Income) Expense, Net  Net investment income of approximately $10.4 million for the first nine months of fiscal 2020 compares to net investment income of $0.1 million during the same period last year.  Dividend and interest income totaled $6.8 million and $6.6 million for the first nine months of fiscal 2020 and 2019, respectively.  Net gains on marketable securities totaled $3.6 million during the first nine months of fiscal 2020, while there were net realized losses of $6.5 million during the same period a year ago.

IBT  Our consolidated IBT for the first nine months of fiscal 2020 of $260.9 million compares with IBT of $163.0 million for the same period a year ago.  Our CPG segment had IBT of $139.3 million, or 9.9% of net sales, for the nine months ended February 29, 2020, versus IBT of $96.4 million, or 7.2% of net sales, for the same period a year ago. Our CPG segment results reflect 2020 MAP to Growth savings, selling price increases and increased earnings from recent acquisitions.  Our PCG segment had IBT of $83.6 million, or 9.9% of net sales, for the nine months ended February 29, 2020, versus IBT of $45.0 million, or 5.3% of net sales, for the same period a year ago.  Our PCG segment results reflect 2020 MAP to Growth savings and selling price increases.  Our Consumer segment IBT approximated $123.4 million, or 9.3% of net sales, for the first nine months of fiscal 2020, versus the prior year’s first nine months IBT of $118.1 million, or 9.2% of net sales.  Our Consumer segment results reflect new customer wins partially offset by supply chain challenges.  Additionally, the prior period results reflect higher unfavorable legal settlements and related legal fees than were incurred during the current year.  Our Specialty segment had pretax income of $55.0 million, or 11.8% of net sales for the nine months ended February 29, 2020, versus pretax income of $66.0 million, or 13.2% of net sales, for the same period a year ago, reflecting declines in sales volume in our fluorescent pigment, restoration equipment and specialty coatings businesses.

Income Tax Rate  The effective income tax rate of 24.9% for the nine months ended February 29, 2020 compares to the effective income tax  rate of 17.8% for the nine months ended February 28, 2019. The effective income tax rate for nine months ended February 29, 2020 reflects variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, an increase in valuation allowances related to foreign net operating losses and tax benefits associated with equity compensation.

The effective income tax rate of 17.8% for the nine months ended February 28, 2019 reflects variances from the 21% statutory rate due primarily to $16.5 million of net discrete tax benefits, which includes the $12.7 million net tax benefit described above with the remaining balance being recorded in the prior quarters of fiscal 2019. These discrete tax benefits were partially offset primarily by the unfavorable impact of state and local taxes and incremental valuation allowances associated with certain foreign net operating losses.

Net Income  Net income of $195.9 million for the nine months ended February 29, 2020 compares to net income of $133.9 million for the comparable prior year period.  Net income attributable to RPM International Inc. stockholders for the first nine months of fiscal 2020 was $195.1 million, or 4.8% of consolidated net sales, which compared to net income of $133.2 million, or 3.4% of consolidated net sales for the comparable prior year period.

Diluted earnings per share of common stock for the nine months ended February 29, 2020 of $1.50 compares with diluted earnings per share of common stock of $1.00 for the nine months ended February 28, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Fiscal 2020 Compared with Fiscal 2019

Approximately $381.2 million of cash was provided by operating activities during the first nine months of fiscal 2020, compared with $145.5 million of cash provided by operating activities during the same period last year.  The net change in cash from operations includes the change in net income, which increased by $62.1 million during the first nine months of fiscal 2020 versus the same period during fiscal 2019.  During the first nine months of fiscal 2020, we recorded $18.8 million in restructuring charges and made cash payments of $18.9 million related to our 2020 MAP to Growth, as further described in Note 4, “Restructuring.”  Changes in working capital accounts accounted for an improvement of approximately $233.2 million period over period, while all other accruals and adjustments to reconcile net income used approximately $59.6 million more cash flow during the first nine months of fiscal 2020 versus the same period last year.

The change in accounts receivable during the first nine months of fiscal 2020 provided approximately $129.4 million more cash than during the same period a year ago. This resulted from improved margin initiatives that shifted approximately $100.0 million in receipts from the fourth quarter of fiscal 2019 to the first quarter of fiscal 2020.  Days sales outstanding (“DSO”) at February 29, 2020 decreased to 68.7 days from 71.0 days at February 28, 2019. While many of our businesses achieved decreases in DSO during the current period versus last year, those improvements were more than offset by increased DSO at our Consumer segment resulting from a reduction of the volume of cash collections subject to early payment discounts.

During the first nine months of fiscal 2020, we spent approximately $7.1 million less cash for inventory compared to our spending during the same period a year ago, which resulted primarily from the timing of purchases by retail customers. Days of inventory outstanding (“DIO”) was approximately 111.3 and 112.8 days at February 29, 2020 and February 28, 2019, respectively.  The improvement in DIO was driven mainly by the Consumer segment, which has taken various actions in conjunction with out 2020 MAP to Growth to streamline manufacturing process and improve fill rates.

The change in accounts payable during the first nine months of fiscal 2020 used approximately $96.7 million less cash than during the first nine months of fiscal 2019.  Days payables outstanding (“DPO”) improved by approximately 9 days from 79.9 days at February 28, 2019 to 89.1 days at February 29, 2020, resulting principally from the timing of certain payments as we continue to move toward a center-led procurement process that includes negotiating modified payment terms.  Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the negative financial impact to our results cannot be reasonably estimated, but could be material.  We are actively managing the business to maintain cash flow and we have significant liquidity.  We believe that these factors will allow us to meet our anticipated funding requirements.

Investing Activities

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. Capital expenditures of $105.4 million during the first nine months of fiscal 2020, with depreciation for the same period of $76.6 million. In the comparable prior year period, capital expenditures were $84.5 million, which compared with depreciation of $71.9 million. We have been increasing our capital spending in fiscal 2020, in an effort to consolidate ERP systems and our plant footprint, as part of our 2020 MAP to Growth.  During the first nine months of fiscal 2020, we paid $65.1 million for acquisitions, net of cash acquired, versus $167.7 million during the comparable prior year period.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At February 29, 2020 and May 31, 2019, the fair value of our investments in marketable securities totaled $114.7 million and $112.5 million, respectively.  The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs.

As of February 29, 2020, approximately $182.1 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $205.8 million at May 31, 2019.  Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions.  Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements.  Refer to Note 9, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.14 billion at February 29, 2020, compared with $1.28 billion at May 31, 2019.

Term Loan Facility Credit Agreement

On February 21, 2020, we and our subsidiary, RPM New Horizons Netherlands, B.V. (the “Foreign Borrower”), entered into an unsecured syndicated term loan facility credit agreement (the “New Credit Facility”) with the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders. The New Credit Facility provides for a $300 million term loan to the Company and a $100 million term loan to the Foreign Borrower (together, the “Term Loans”), each of which was fully advanced on the closing date. The Term Loans mature on February 21, 2023, with no scheduled amortization before that date, and the Term Loans may be prepaid at any time without penalty or premium. We agreed to guarantee all obligations of the Foreign Borrower under the New Credit Facility.  The proceeds of the Term Loans were used to repay a portion of the outstanding borrowings under our revolving credit facility. After giving effect to such repayment, we had approximately $820 million of borrowing availability on our Revolving Credit Facility.  See “Revolving Credit Agreement” below for further details.

The Term Loans will bear interest at either the base rate or the Eurodollar Rate, at our option, plus a spread determined by our debt rating. We, and the Foreign Borrower, have entered into multicurrency floating to fixed interest rate swap agreements that effectively fix interest payment obligations on the entire principal amount of the Term Loans through their maturity at (a) 0.612% per annum on our Term Loan, and (b) 0.558% per annum on the Foreign Borrower’s Term Loan.

The New Credit Facility contains customary covenants, including but not limited to, limitations on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, make certain investments, or sell or transfer assets. Additionally, we may not permit (i) our consolidated interest coverage ratio to be less than 3.5 to 1.0, or (ii) our leverage ratio (defined as the ratio of total indebtedness (less unencumbered cash and cash equivalents in excess of $50 million) to consolidated EBITDA for the four most recent fiscal quarters) to exceed 3.75 to 1.0. Upon notification to the lenders, however, the maximum permitted leverage ratio can be relaxed to 4.25 to 1.0 for a one-year period in connection with certain material acquisitions. The covenants contained in the New Credit Facility are substantially similar to those contained in our Revolving Credit Facility.  See “Revolving Credit Agreement” below for details on our compliance with all significant financial covenants at February 29, 2020.

Accounts Receivable Securitization Program

As of February 29, 2020, the outstanding balance under our AR Program was $70.0 million, which compares with the maximum availability on that date of $150.0 million.  The maximum availability under the AR Program is $200.0 million, but availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $200.0 million of funding available under the AR Program.

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

Revolving Credit Agreement

As noted in the “Term Loan Facility Credit Agreement” section above, the proceeds of the Term Loans entered into during February 2020 were used to repay a portion of the outstanding borrowings under our revolving credit facility. After giving effect to such repayment, we had approximately $820 million of borrowing availability on our Revolving Credit Facility.  As of February 29, 2020, we had $847.3 million of borrowing availability on our Revolving Credit Facility.

At May 31, 2019, the outstanding balance on our 6.125% senior notes approximated $450.5 million, which was included in the current portion of long-term debt on our consolidated balance sheets.  Accordingly, during October 2019, we utilized available funds from our Revolving Credit Facility to repay our $450 million unsecured 6.125% senior notes, which matured on October 15, 2019.

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

As of February 29, 2020, we were in compliance with all financial covenants contained in our Revolving Credit Facility, Accounts Receivable Securitization Program, and Term Loan Facility Credit Agreement, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 2.90 to 1, while our interest coverage ratio was 7.95 to 1.

Stock Repurchase Program

On January 9, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion.  As announced on November 28, 2018, our goal is to return $1.0 billion in capital to stockholders by May 31, 2021 through share repurchases.  On April 16, 2019, after taking into account share repurchases under our existing stock repurchase program to date, our Board of Directors authorized the repurchase of the remaining $600.0 million in value of RPM International Inc. common stock by May 31, 2021.  As a result, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. During the three months ended February 29, 2020, we did not repurchase any shares of our common stock under this program.  During the three months ended February 28, 2019, we repurchased 1,570,647 shares of our common stock at a cost of approximately $91.2 million, or an average cost of $58.08 per share, under this program. During the nine months ended February 29, 2020, we repurchased 1,655,616 shares of our common stock at a cost of approximately $100.0 million, or an average cost of $60.40 per share, under this program.  During the nine months ended February 28, 2019, we repurchased 2,819,045 shares of our common stock at a cost of approximately $173.2 million, or an average cost of $61.45 per share, under this program.

See Note 19, “Subsequent Events” for an update on additional repurchases and a decision to suspend our share buyback program.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) the timing of and the realization of anticipated cost savings from restructuring initiatives and the ability to identify additional cost savings opportunities; (j) risks related to the adequacy of our contingent liability reserves; (k) risks relating to the recent outbreak of the coronavirus (COVID-19); and (l) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2019, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. As discussed elsewhere in this report, the recent outbreak of the coronavirus (COVID-19) will negatively impact our business and results of operations. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to our results cannot be reasonably estimated, but could be material.

ITEM 4.	CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 29, 2020 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Environmental Proceedings

As previously reported, several of our subsidiaries are, from time to time, identified as a “potentially responsible party” under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar local environmental statutes. In some cases, our subsidiaries are participating in the cost of certain clean-up efforts or other remedial actions. Our share of such costs to date, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on our consolidated financial condition or results of operations. See “Item 1 — Business — Environmental Matters,” in our Annual Report on Form 10-K for the year ended May 31, 2019.

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

Carboline Company previously was identified as a potentially responsible party in connection with a matter filed on behalf of the U.S. EPA claiming that Carboline Company, among other potentially responsible parties, violated Section 107 of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and seeking reimbursement for response costs incurred in connection with the release or threatened release of hazardous substances at the Lammers Barrel Superfund Site in Beavercreek, Ohio.  During the current quarter, Carboline Company agreed in principle to settle this matter for $1.3 million, which amount is subject to final approval and court entry of the proposed consent decree relating to this matter.

ITEM 1A.	RISK FACTORS

The COVID-19 pandemic has disrupted our operations and could have a material adverse effect on our business.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic.  The present coronavirus (or COVID-19) pandemic has disrupted our operations and will affect our business, including as government authorities impose mandatory closures, work-from-home orders and social distancing protocols, and seek voluntary facility closures or impose other restrictions that could materially adversely affect our ability to adequately staff and maintain our operations.  Specifically, we have experienced, and expect to experience in the future, temporary facility closures in response to government mandates in certain jurisdictions in which we operate and in response to positive diagnoses for COVID-19 in certain facilities for the safety of our associates.  The COVID-19 outbreak could also disrupt our supply chain and materially adversely impact our ability to secure supplies for our facilities and to provide personal protective equipment for our employees, which could materially adversely affect our operations.  There may also be long-term effects on our customers in and the economies of affected countries.  Even if a virus or other illness does not spread significantly, the perceived risk of infection or health risk may materially adversely affect our business.  Any of the foregoing within the countries in which we or our customers and suppliers operate would severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to our results cannot be reasonably estimated, but could be material.

In addition to the other information set forth in this report, you should carefully consider the other risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the third quarter of fiscal 2020:

				Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
December 1, 2019 through December 31, 2019	160	$73.32	-
January 1, 2020 through January 31, 2020	61,456	$74.69	-
February 1, 2020 through February 29, 2020	24,528	$74.30	-
Total - Third Quarter	86,144	$74.58	-

(1)

Includes 86,144 shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.'s Amended and Restated 2014 Omnibus Equity and Incentive Plan and 2007 Restricted Stock Plan.

(2)

The maximum dollar amount that may yet be repurchased under our program was approximately $494.7 million at February 29, 2020. Refer to Note 11 to the Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1

Credit Agreement among RPM International Inc., RPM New Horizons Netherlands B.V., the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated February 21, 2020, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 2020 (File No. 1-14187).

10.2	Amendment No. 6 to Second Amended and Restated Receivables Sale Agreement, dated as of December 26, 2019.(x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020, has been formatted in Inline XBRL

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Russell L. Gordon
Russell L. Gordon
Vice President and
Chief Financial Officer

Dated: April 8, 2020