Form 10-K
period 2020-05-31
RPM INTERNATIONAL INC/DE/
filed 2020-07-27
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Stock as reported on the New York Stock Exchange on November 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $9,456,281,333.  For purposes of this information, the 1,511,224 outstanding shares of Common Stock which were owned beneficially as of November 30, 2019 by executive officers and Directors of the Registrant were deemed to be the shares of Common Stock held by affiliates.

As of July 23, 2020, 129,859,093 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 8, 2020 (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2020.

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

BUSINESS

Our subsidiaries manufacture, market and sell various specialty chemical product lines, including high-quality specialty paints, infrastructure rehab and repair products, protective coatings, roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of the industrial, specialty and consumer markets. Our family of products includes those marketed under brand names such as API, Carboline, CAVE, DAP, Day-Glo, Dri-Eaz, Dryvit, Ekspan, Euclid, EUCO, Fibergrate, Fibregrid, Fibrecrete, Flecto, Flowcrete, Grupo PV, Hummervoll, illbruck, Kemtile, Key Resin, Nudura, Mohawk, Prime Resins, Rust-Oleum, Specialty Polymer Coatings, Stonhard, Strathmore, TCI, Toxement, Tremco, Tuf-Strand, Universal Sealants, Viapol, Watco and Zinsser.  As of May 31, 2020, our subsidiaries marketed products in approximately 165 countries and territories and operated manufacturing facilities in approximately 124 locations in the United States, Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, South Africa, South Korea, Spain, Sweden, Turkey, the United Arab Emirates and the United Kingdom. Approximately 31% of our sales are generated in international markets through a combination of exports to and direct sales in foreign countries. For the fiscal year ended May 31, 2020, we recorded net sales of $5.5 billion.

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

Segment Information

Effective June 1, 2019, we realigned certain businesses and management structure to recognize how we allocate resources and analyze the operating performance of our businesses. Among other things, the realignment of certain businesses occurred as a result of the 2020 Margin Acceleration Plan (“2020 MAP to Growth”) that was approved and initiated between May and August 2018.  As we began to execute on our operating improvement initiatives, we identified ways to realign certain businesses, and concluded that moving to an expanded reporting structure could help us to better manage our assets and improve synergies across the enterprise.

This realignment changed our reportable segments beginning with our first quarter of fiscal 2020.  As such, we now report under four reportable segments instead of our three previous reportable segments.  Our four reporting segments are: the Construction Products Group (“CPG”) reportable segment, Performance Coatings Group (“PCG”) reportable segment, Consumer Group (“Consumer”) reportable segment and Specialty Products Group (“SPG”) reportable segment.  These four reportable segments also represent our operating segments.  In connection with the realignment, we shifted our Kirker business out of Consumer into SPG, and also shifted our Dryvit and Nudura businesses out of SPG into CPG. The newly formed CPG also includes our Tremco, Tremco illbruck, Euclid Chemical, Viapol, Vandex and Flowcrete businesses. PCG includes Stonhard, Carboline, USL and Fibergrate businesses, while Consumer comprises the Rust-Oleum and DAP businesses.

Within each operating segment, we manage product lines and businesses which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities.  The table below describes the breakdown of the percentage of consolidated net sales and description of the product lines/business for each of our four reportable segments:

Name of Reportable Segment	Percentage of Consolidated Net Sales	Description of Product Lines/Businesses
CPG	Approximately 34%

Construction sealants and adhesives, coatings and chemicals, roofing systems, concrete admixture and repair products, building envelope solutions, insulated cladding, flooring systems, and weatherproofing solutions

PCG	Approximately 20%	High-performance flooring solutions, corrosion control and fireproofing coatings, infrastructure repair systems, fiberglass reinforced plastic gratings and drainage systems
Consumer	Approximately 35%	Rust-preventative, special purpose, and decorative paints, caulks, sealants, primers, cement cleaners, floor sealers and woodcare coatings and other branded consumer products
SPG	Approximately 11%

Industrial cleaners, restoration services equipment, colorants, nail enamels, exterior finishes, edible coatings and specialty glazes for pharmaceutical and food industries, and other specialty original equipment manufacturer (“OEM”) coatings

See Note R, “Segment Information,” of the Notes to Consolidated Financial Statements, for financial information relating to our four reportable segments and financial information by geographic area.

CPG Segment

Our CPG segment products and services are sold throughout North America and also account for the majority of our international sales. Our construction product lines and services are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Our CPG segment generated $1.9 billion in net sales for the fiscal year ended May 31, 2020 and includes the following major product lines and brand names:

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

•	solutions for fire stopping and intumescent steel coating under our Firetherm, Nullifire and TREMStop brand names;
•	solutions for the manufacturing industry under our Pactan brand name;
•	highly insulated building cladding materials (Exterior Insulating and Finishing Systems, “EIFS”) principally marketed in the U.S., Canada, U.K. and Poland under the Dryvit brand name;

•	insulated concrete form (“ICF”) wall systems marketed and sold under the Nudura brand name; and
•	joint sealants for commercial construction manufactured and marketed under the Schul brand name.

PCG Segment

Our PCG segment products and services are sold throughout North America, as well as internationally, and are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Our PCG segment generated $1.1 billion in net sales for the fiscal year ended May 31, 2020 and includes the following major product lines and brand names:

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

•

specialty construction products and services for bridge expansion joints, structural bearings, bridge deck and parking deck membranes, highway markings, protective coatings, trenchless pipe rehabilitation equipment and asphalt and concrete repair products marketed under our Universal Sealants, BridgeCare, StructureCare, Pitchmastic PMB, Nufins, Visul, Ekspan, Fibrecrete, Texacrete, Fibrejoint, Samiscreed, Logiball and Epoplex brand names;

•	fiberglass reinforced plastic gratings and shapes used for industrial platforms, staircases and walkways marketed under our Fibergrate, Chemgrate, Corgrate, Fibregrid and Safe-T-Span brand names; and
•	amine curing agents, reactive diluents, specialty epoxy resins and other intermediates under our Arnette Polymers brand name.

Consumer Segment

Our Consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly residential applications, including home improvement and personal leisure activities. Our Consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe, Australia, South Africa and South America.  Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and to other smaller customers through distributors. Our Consumer segment generated $1.9 billion in net sales in the fiscal year ended May 31, 2020 and is composed of the following major product lines and brand names:

•

a broad line of coating products to protect and decorate a wide variety of surfaces for the DIY and professional markets which are sold under several key Rust-Oleum brand names, including Stops Rust, American Accents, Painter’s Touch, Specialty, Professional, Universal, Varathane, Watco, Epoxy Shield, Factor 4, Restore, Rock Solid, Whink, Miracle Sealants, SPS, Spraymate, Krud Kutter, Zinsser, XIM, Industrial Choice, Rust-Oleum Automotive, Sierra Performance, Hard Hat, Mathys, CombiColor, Noxyde, Blackfriar, HiChem, MultiSpec and Tremclad;

•

a broad line of specialty products targeted to solve problems for the paint contractor and the DIYer for applications that include surface preparation, mold and mildew prevention, wallpaper removal and application, and waterproofing, under our Zinsser, B-I-N, Bulls Eye 1-2-3, Cover Stain, DIF, FastPrime, Sealcoat, Jomax, Gardz, Perma-White, Shieldz, Watertite, Okon and Parks brand names;

•	cleaners sold under the Krud Kutter, Mean Green, Concrobium, Whink and Jomax brand names;
•	deck and fence restoration products under the Wolman brand name;
•	metallic and faux finish coatings marketed under our Modern Masters brand name;
•	exterior wood deck and concrete restoration systems, and flooring finishes marketed under our Restore and RockSolid brand names;
•	an assortment of other products, including hobby paints and cements marketed under our Testors brand name; and
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

SPG Segment

Our SPG segment products are sold throughout North America and many international locations, primarily in Europe and the Asia Pacific region.  Our SPG product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The SPG segment generated $0.6 billion in net sales for the fiscal year ended May 31, 2020 and includes the following major product lines and brand names:

•	fluorescent colorants and pigments marketed under our Day-Glo, Radiant, Viveri and Dane Color brand names;
•

shellac-based-specialty coatings for industrial and pharmaceutical uses, edible glazes, food coatings and ingredients marketed under our Mantrose-Haeuser, NatureSeal, Profile Food Ingredients and Holton Food Products brand names;

•	fire and water damage restoration products marketed under the Dri-Eaz, Unsmoke and ODORx brand names;
•	professional carpet cleaning and disinfecting products marketed under the Sapphire Scientific, Chemspec and Prochem brand names;
•	fuel additives marketed under our ValvTect brand name;
•	wood treatments marketed under our Kop-Coat and TRU CORE brand names;
•	pleasure marine coatings marketed under our Pettit, Woolsey and Z-Spar brand names;
•	wood furniture finishes and touch-up products marketed under our FinishWorks, Mohawk, Behlen, and Morrells brand names;
•	a variety of products for specialized applications, including powder coatings for exterior and interior applications marketed under our TCI brand name; and
•	nail enamel, polish and coating components for the personal care industry.

Foreign Operations

For the fiscal year ended May 31, 2020, our foreign operations accounted for approximately 31.2% of our total net sales, excluding any direct exports from the United States. Our direct exports from the United States were approximately 1.1% of our total net sales for the fiscal year ended May 31, 2020. In addition, we receive license fees and royalty income from numerous international license agreements, and we also have several joint ventures, which are accounted for under the equity method, operating in various foreign countries. We have manufacturing facilities in Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, South Africa, South Korea, Spain, Sweden, Turkey, the United Arab Emirates and the United Kingdom. We also have sales offices or warehouse facilities in Austria, The Czech Republic, Estonia, Finland, Hong Kong, Hungary, Indonesia, Ireland, Namibia, Peru, Philippines, Qatar, Singapore, Slovakia, Switzerland, Thailand and Vietnam. Information concerning our foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

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

Consumer Home Improvement Products.  Within the Consumer segment, we generally serve the home improvement market with products designed for niche architectural, rust-preventative, decorative and special purpose paint and caulking and sealing applications. The products we sell for home improvement include those sold under our Rust-Oleum, Varathane, Watco, Zinsser, DAP, and Touch’N Foam brand names. Leading manufacturers of home improvement-related coatings, adhesives and sealants market their products to DIY users and contractors through a wide range of distribution channels. These distribution channels include direct sales to home improvement centers, mass merchandisers, hardware and paint stores, and sales through distributors and sales representative organizations. Competitors in this market generally compete for market share by marketing and building upon brand recognition, providing customer service and developing new products based on customer needs.

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

Construction Products

Flooring Systems Products.  Polymer flooring systems are used in industrial, commercial and, to a lesser extent, residential applications to provide a smooth, seamless surface that is impervious to penetration by water and other substances while being easy to clean and maintain. These systems are particularly well-suited for clean environments such as pharmaceutical, food and beverage and healthcare facilities. In addition, the fast installation time and long-term durability of these systems and products make them ideal for industrial floor repair and restoration. Polymer flooring systems are based on epoxy, polyurethane and methylmethacrylate resins. Most of these flooring systems are applied during new construction, but there is also a significant repair and renovation market. Key performance attributes in polymer flooring systems that distinguish competitors for these applications include static control, chemical resistance, contamination control, durability and aesthetics. We market our flooring systems under the Stonhard, Flowcrete, Key Resin, Euclid, RPM Belgium, Expanko, Liquid Elements, Hummervoll, Kemtile and API brand names.

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

Sealants, Waterproofing, Concrete and Masonry Products.  Sealants, which are used primarily for commercial buildings, include urethane, silicone, latex, butyl and hybrid technology products, and are designed to be installed in construction joints for the purpose of providing a flexible and air and water-tight seal. Waterproof coatings, usually urethane or asphalt based, are installed in exposed and buried applications to waterproof and protect concrete. Structural and traffic tolerant membranes, expansion joints and bearings are used in a variety of applications for bridge deck construction and restoration and the protection and preservation of balconies, pedestrian walkways and parking structures.  In the concrete and masonry additives market, a variety of chemicals and fibers can be added to concrete and masonry to improve the processability, performance, or appearance of these products. Chemical admixtures for concrete are typically grouped according to their functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. Curing and sealing compounds, structural grouts, epoxy adhesives, injection resins, floor hardeners and toppings, joint fillers, industrial and architectural coatings, decorative color/stains/stamps, and a comprehensive selection of restoration materials are used to protect, repair or improve new or existing concrete structures used in the construction industry, and rehabilitation and repair of roads, highways, bridges, pipes and other infrastructure. The key attributes that differentiate competitors for these applications include quality assurance, on-the-job consultation and value-added, highly engineered products. We primarily offer products marketed under our Tremco, EUCO, Toxement, Viapol, Betumat, CAVE, Vandex, illbruck, Tamms, AlphaGuard, OneSeal, PowerPly, TremPly, TremLock, Vulkem, TREMproof, Dymonic, Increte, TUFF-N-DRI, Universal Sealants, Nufins, StructureCare, BridgeCare, Pitchmastic PMB, Visul, Fibrecrete, Texacrete, Fibrejoint, Samiscreed, Prime Rez, Prime Gel, Prime Guard, Prime Coat, Prime Bond, Prime Flex, Logiball, Watchdog Waterproofing, PSI, Tuf-Strand, Ekspan, Sealtite and HydroStop brand names for this line of business.

Intellectual Property

Our intellectual property portfolios include valuable patents, trade secrets and know-how, domain names, trademarks, trade and brand names. In addition, through our subsidiaries, we continue to conduct significant research and technology development activities. Among our most significant intangibles are our Rust-Oleum®, Carboline®, DAP®, illbruck® and Tremco® trademarks.

Rust-Oleum Corporation and some of our other subsidiaries own more than 900 trademark registrations or applications in the United States and numerous other countries for the trademark “Rust-Oleum®” and other trademarks covering a variety of rust-preventative, decorative, general purpose, specialty, industrial and professional products sold by Rust-Oleum Corporation and related companies.

Carboline Company and some of our other subsidiaries own more than 380 trademark registrations or applications in the United States and numerous other countries covering the products sold by the Carboline Company and related companies, including two United States trademark registrations for the trademark “Carboline®”.

DAP Products, Inc. and other subsidiaries of the Company own more than 400 trademark registrations or applications in the United States and numerous other countries for the “DAP®” trademark, the “Putty Knife design” trademark and other trademarks covering products sold under the DAP brand and related brands.

Tremco Incorporated and some of our other subsidiaries own more than 85 registrations for the trademark “Tremco®” in the United States and numerous countries covering a variety of roofing, sealants and coating products. There are also many other trademarks of Tremco Incorporated and some of our other subsidiaries that are the subject of registrations or applications in the United States and numerous other countries, bringing the total number of registrations and applications covering products sold under the Tremco brand and related brands to more than 570.

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

Raw Materials

The cost and availability of raw materials, including packaging, materially impact our financial results.  We obtain raw materials from a number of suppliers.  Many of our raw materials are petroleum-based derivatives, minerals and metals.  The cost of raw materials has in the past experienced, and likely will continue to experience, periods of volatility which could increase the cost of manufacturing our products.  Under normal market conditions, these materials are generally available on the open market from a variety of producers; however, shortages are a possibility.  Interruptions in the supply of raw materials could have a significant impact on our ability to produce products.  Throughout fiscal 2020, some raw material costs have increased and we have experienced some tightening in supply on some materials.  However, despite the recent outbreak of Covid-19, raw material costs inflation seems to be moderating in a number of our key product categories.  With the exception of some challenges in our Consumer segment, our global supply chain remains strong.  Nearly all of our North American plants are operational and only some of our international plants have been closed temporarily.  Despite these facts, as we cannot predict the duration or scope of the Covid-19 pandemic, the future financial impact to gross profit margin cannot be reasonably estimated, but could be material.

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

Seasonal Factors

Our business is dependent, to a significant extent, on external weather factors. We historically experience stronger sales and operating results in our first, second and fourth fiscal quarters, which are the three-month periods ending August 31, November 30 and May 31, respectively, while we have experienced weaker performance in our third fiscal quarter.

Customers

Sales to our ten largest Consumer segment customers, such as DIY home centers, on a combined basis represented approximately 23%, 23%, and 22% of our total net sales for each of the fiscal years ended May 31, 2020, 2019, and 2018, respectively. Except for sales to these customers, our business is not dependent upon any one customer or small group of customers but is largely dispersed over a substantial number of customers.

Backlog

We historically have not had a significant backlog of orders believed to be firm, and we did not have a significant backlog of orders believed to be firm at May 31, 2020.

Research and Development

Our research and development work is performed at various laboratory locations. During fiscal years 2020, 2019, and 2018, approximately $76.5 million, $71.6 million, and $69.7 million, respectively, was charged to expense for research and development activities. In addition to this laboratory work, we view our field technical service as being integral to the success of our research activities. Our research and development activities and our field technical service costs are both included as part of our selling, general and administrative expenses.

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

For information regarding environmental accruals, see Note P, “Contingencies and Other Accrued Losses,” of the Notes to our Consolidated Financial Statements.  For more information concerning certain environmental matters affecting us, see “Item 3 — Legal Proceedings — Environmental Proceedings” in this Annual Report on Form 10-K.

Employees

As of May 31, 2020, we employed 14,621 persons, of whom approximately 680 were represented by unions under contracts which expire at varying times in the future.  We believe that all relations with employees and their unions are good.

Item 1A.  Risk Factors.

You should carefully consider the following risks, as well as the other information contained in this Annual Report on Form 10-K, in evaluating us, our business and your investment in us because these factors could cause our actual results or financial condition to differ materially from those projected in our forward-looking statements.

Ongoing operating improvement initiatives could cause us to incur significant expenses and impact the trading value of our common stock.

We have implemented, and plan to continue to implement, certain operating improvement initiatives, as described during the investor day we held on November 28, 2018, that we expect will continue to result in changes in our organizational and operational structure impacting most of our companies.  We expect to continue implementation of these initiatives beyond our original target of December 2020 because the Covid-19 pandemic limited our ability to make changes at certain of our facilities as previously planned.  We may take additional actions in furtherance of these objectives during future periods.  As of May 31, 2020, we have incurred a total of $92.9 million in expenses in connection with our operating improvement initiatives, and we anticipate incurring approximately another $18.0 in such expenses as we continue to implement our operating improvement initiatives.  We may incur further expenses as a result of these actions, and we also may experience disruptions in our operations, decreased productivity and unanticipated employee turnover.  The occurrence of any of these or other related events associated with our operating improvement initiatives could adversely affect our operating results and financial condition.

The Covid-19 pandemic has disrupted our operations, has had an adverse effect on our business, and could adversely affect our business in the future.

The Covid-19 pandemic has had a negative effect on our business, results of operations, cash flows and financial condition.  The Covid-19 pandemic has disrupted our operations and will continue to affect our business, including as a result of temporary facility closures, work-from-home orders and policies, absenteeism in our facilities, inability to efficiently transport our goods, social distancing and other health and safety protocols and reduced customer demand.  Specifically, we have experienced, and expect to continue to experience in the future, temporary facility closures in response to government mandates and for the safety of our employees due to positive diagnoses for Covid-19 in certain facilities.  Temporary facility closures have impacted our productivity and have hampered the implementation of our ongoing operational improvement efforts.  We have implemented work-from-home policies for many employees.  The effects of these work-from-home policies could be negative and could impact productivity, research and development efforts, our ongoing operational improvement efforts, internal control over financial reporting, record keeping and access to books and records, and could lead to increased cyber security or data privacy risks.  We do not yet know when these work-from-home policies will change or how they may develop.  The Covid-19 outbreak has impacted the timing of our operational improvement efforts by limiting our ability to implement planned improvements at several of our facilities.  The Covid-19 outbreak has also disrupted and could adversely impact our ability to secure materials for our products or supplies for our facilities or to provide personal protective equipment for our employees, any of which could adversely affect our operations.  Even after the Covid-19 pandemic subsides, there may be long-term effects on our business practices and customers in economies in which we operate that could severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition.  Any or all of these risks could be increased or intensified if there is a resurgence of the Covid-19 virus after the initial outbreak subsides.  As we cannot predict the duration, scope or severity of the Covid-19 pandemic, which continues to develop and change rapidly, the negative financial impact to our results cannot be reasonably estimated, but could be material.

We are the subject of an ongoing SEC enforcement action, which could divert management’s focus, result in substantial investigation expenses and have an adverse impact on our reputation, financial condition, results of operations and cash flows.

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

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action in the U.S. District Court for the District of Columbia against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  The complaint seeks disgorgement of gains that may have resulted from the conduct alleged in the complaint, and payment of unspecified monetary penalties from us and our General Counsel pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act.  Further, the complaint seeks to permanently enjoin us from violations of Sections 17(a)(2) and (a)(3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Exchange Act Rules 12b-20, 13a-1, 13a-11 and 13a-13, and to permanently enjoin our General Counsel from violations of Sections 17(a)(2) and (a)(3) of the Securities Act and Exchange Act Rules 13b2-1 and 13b2-2(a).  Both we and our General Counsel filed motions to dismiss the complaint on February 24, 2017.  Those motions to dismiss the complaint were denied by the Court on September 29, 2017.  We and our General Counsel filed answers to the complaint on October 16, 2017.  Formal discovery commenced in January 2018 and closed as of June 3, 2019, other than some remaining, limited discovery requests.  The parties engaged in written discovery, and several fact witnesses were deposed.  We are currently awaiting further instruction regarding the remaining case schedule. We intend to continue to contest the allegations in the complaint vigorously.

Also, in connection with the foregoing, a stockholder derivative action was filed in the United States District Court, Northern District of Ohio, Eastern Division, against certain of our directors and officers. The court has stayed this stockholder derivative action pending the completion of the SEC enforcement action.

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

We have incurred significant legal and accounting expenditures in connection with the SEC’s investigation and ongoing enforcement action.  We are unable to predict how long the enforcement action will continue or whether it will result in sanctions against us and/or certain of our officers. A protracted enforcement action could impose substantial additional costs and distractions, regardless of its outcome.  Furthermore, publicity surrounding an enforcement action, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

The use of accounting estimates involves judgment and could impact our financial results.

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Our most critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations under, “Critical Accounting Policies and Estimates.”  Additionally, as discussed in Note P, “Contingencies and Other Accrued Losses,” of the Notes to Consolidated Financial Statements, we make certain estimates, including decisions related to legal proceedings and various loss reserves.  These estimates and assumptions involve the use of judgment, and therefore, actual financial results may differ.

Our operations have been and could continue to be adversely affected by global market and economic conditions in ways we may not be able to predict or control.

Global economic uncertainty continues to exist, including uncertainty relating to the Covid-19 pandemic and United Kingdom’s exit from the European Union (“Brexit”). Our operations could be adversely affected by global economic conditions if global markets were to decline in the future, whether related to the Covid-19 pandemic, Brexit, recession, strained U.S. trade relations with China, or otherwise. Any future economic declines may result in decreased revenue, gross margin, earnings or growth rates and difficulty in managing inventory levels and collection of customer receivables. We also have experienced, and expect to continue to experience, increased competitive pricing pressure. In addition, customer difficulties in the future could result from economic declines or issues arising from the cyclical nature of their respective businesses and, in turn, result in decreases in product demand, increases in bad debt write-offs, decreases in timely collection of accounts receivable and adjustments to our allowance for doubtful accounts receivable, resulting in material reductions to our revenues and net earnings.

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

As of May 31, 2020, we had approximately $1.8 billion in goodwill and other intangible assets. The Accounting Standards Codification (“ASC”) section 350 requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise, using either a qualitative assessment or a fair-value approach at the reporting unit level. We perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, as of the first day of our fourth fiscal quarter. The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, which is a subjective process that considers both internal and external factors. Impairment assessment requires the use of significant judgment regarding estimates and assumptions surrounding future results of operations and cash flows.

Our required annual impairment testing for goodwill and other intangible assets, which we performed during the fourth quarter of the fiscal years ended May 31, 2020, 2019, and 2018, did not result in any impairment loss.  For discussion of the approach for and results of our interim and annual impairment testing of goodwill and indefinite lived intangible assets for all periods presented, please refer to the headings entitled “Goodwill” and “Other Long-Lived Assets” within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  and “Critical Accounting Policies and Estimates” sections located in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” as well as Note A11) Goodwill and Other Intangible Assets and Note C – Goodwill and Other Intangible Assets to our consolidated financial statements as presented below.

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

Our total debt was approximately $2.5 billion at both May 31, 2020 and 2019, which compares with $1.3 billion in stockholders’ equity at May 31, 2020. Our level of indebtedness could have important consequences.  For example, it could:

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

The cost and availability of raw materials, including packaging, materially impact our financial results.  We obtain raw materials from a number of suppliers.  Many of our raw materials are petroleum-based derivatives, minerals and metals.  The cost of raw materials has in the past experienced, and likely will continue to experience, periods of volatility which could increase the cost of manufacturing our products.  Under normal market conditions, these materials are generally available on the open market from a variety of producers; however, shortages are a possibility.  Interruptions in the supply of raw materials could have a significant impact on our ability to produce products.

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

The markets in which we operate are fragmented, and we do not face competition from any one company across all of our product lines. However, any significant increase in competition, as a result of the consolidation of competitors, may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced gross profit margins. Increased competition may also impair our ability to grow or to maintain our current levels of revenues and earnings. Companies that compete in our markets include Akzo Nobel, Axalta, Ferro, GCP Applied Technologies, H.B. Fuller, Masco, PPG, and Sherwin-Williams. Several of these companies are much larger than we are and may have greater financial resources than we do. Increased competition with these or other companies could prevent the institution of price increases or could require price reductions or increased spending to maintain our market share, any of which could adversely affect our results of operations.

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

Some of our operating companies, particularly in the Consumer segment, face a substantial amount of customer concentration. Our key Consumer segment customers include Ace Hardware, Amazon, CANAC, Do It Best, The Home Depot, Inc., Lowe’s, Menards, Orgill, True Value, and Wal-Mart. Within our Consumer segment, sales to these customers accounted for approximately 64%, 66% and 65% of net sales for the fiscal years ended May 31, 2020, 2019 and 2018, respectively.  On a consolidated basis, sales to these customers across all of our reportable segments accounted for approximately 23%, 23% and 22% of our consolidated net sales for the fiscal years ended May 31, 2020, 2019, and 2018, respectively.  Sales to The Home Depot, Inc. represented less than 10% of our consolidated net sales for fiscal 2020, 2019 and 2018, and 26% of our Consumer segment net sales for fiscal 2020 and 29% and 28% of our Consumer segment net sales for fiscal 2019 and 2018, respectively.  If we were to lose one or more of our key customers, or experience a delay or cancellation of a significant order, or incur a significant decrease in the level of purchases from any of our key customers, or experience difficulty in collecting amounts due from a key customer, our net revenues could decline materially and our operating results could be reduced materially.

The chemical and construction products industries in which we operate expose us to inherent risks of legal and warranty claims and other litigation-related costs, which could adversely impact our business.

As a participant in the chemical and construction products industries, we face an inherent risk of legal claims in the event that the exposure to or failure, use or misuse of our products results, or is alleged to result, in bodily injury and/or property damage. In the course of our business we are subject to a variety of inquiries and investigations by regulators, as well as claims and lawsuits by private parties including those related to product liability, product claims regarding asbestos or other chemicals or materials of concern in our products, product warranty, the environment, contracts, intellectual property and commercial matters, which due to their uncertain nature may result in losses, some of which may be material.  We are defending claims, and could be subject to future claims, in which significant financial damages are alleged.  These claims could consume material financial resources to defend and be a distraction to management.  Some, but not all, of such claims are insured.  We offer warranties on many of our products, as well as long term warranty programs at certain of our businesses and, as a result, from time to time we may experience higher levels of warranty expense, which is typically reflected in selling, general and administrative expenses. The nature and extent to which we use hazardous or flammable materials in our manufacturing processes creates risk of damage to persons and property that, if realized, could be material.

Compliance with environmental, health and safety laws and regulations could subject us to unforeseen future expenditures or liabilities, which could have a material adverse effect on our business.

We are subject to numerous, complicated and often increasingly stringent environmental, health and safety laws and regulations in the jurisdictions where we conduct business. Governmental and regulatory authorities impose various laws and regulations on us that relate to environmental protection, the use, sale, transportation and export of certain chemicals or hazardous materials, and various health and safety matters, including the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes, the use of certain chemicals in product formulations, and the investigation and remediation of soil and groundwater affected by hazardous substances. These laws and regulations include the Clean Air Act, the Clean Water Act, RCRA, CERCLA, TSCA, REACH and many other federal, state, provincial, local and international statutes. These laws and regulations often impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, not addressing our, or our predecessors’ past or present facilities and third-party disposal sites. We are currently undertaking remedial activities at a number of our properties and could be subject to future liability as yet unknown, but that could be material.

We have not always been and may not always be in full compliance with all environmental, health and safety laws and regulations in every jurisdiction in which we conduct our business. In addition, if we violate or fail to comply with environmental, health and safety laws (including related to permitting), we could be fined or otherwise sanctioned by regulators, including enjoining or curtailing operations, remedial or corrective measures, installing pollution control equipment, or other actions. We have been and also could in the future be liable for consequences arising out of human exposure to hazardous substances or chemicals of concern relating to our products or operations. Accordingly, we cannot guarantee that we will not be required to make additional expenditures to remain in or to achieve compliance with environmental, health or safety laws in the future or that any such additional expenditures will not have a material adverse effect on our business, financial condition, results of operations or cash flows. If regulatory permits or registrations are delayed, restricted, or rejected, subsequent operations at our businesses could be delayed or restricted, which could have an adverse effect on our results of operations.

Our businesses are subject to varying domestic and foreign laws and regulations that may restrict or adversely impact our ability to conduct our business.

Our businesses are subject to varying domestic and foreign laws and regulations that may restrict or adversely impact our ability to conduct our business.  These include securities, environmental, health, safety, tax, competition and anti-trust, trade controls, data security, anti-corruption, anti-money laundering, employment and privacy laws and regulations.  These laws and regulations change from time to time and thus may result in increased costs to us related to our compliance therewith.  From time to time regulators review our compliance with applicable laws. We have not always been, and may not always be, in full compliance with all laws and regulations applicable to our business and, thus enforcement actions, fines and private litigation claims and damages, which could be material, may occur, notwithstanding our belief that we have in place appropriate risk management and compliance programs to mitigate these risks.

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

Our foreign manufacturing operations accounted for approximately 31.2% of our net sales for the fiscal year ended May 31, 2020, not including exports directly from the U.S. which accounted for approximately 1.1% of our net sales for fiscal 2020. We plan to continue to grow our international operations and the growth and maintenance of such operations could be adversely affected by Brexit, the Covid-19 pandemic, changes in political and economic conditions, inflation rates, trade protection measures, restrictions on foreign investments and repatriation of earnings, changing intellectual property rights, difficulties in staffing and managing foreign operations and changes in regulatory requirements that restrict the sales of our products or increase our costs. Our ability to effectively manage our foreign operations may pose significant risks that could adversely affect our results of operations, cash flow, liquidity or financial condition.

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

Terrorist activities and other acts of violence or war, pandemics, natural disasters and other disruptions have negatively impacted in the past and could negatively impact in the future the U.S. and foreign countries, the financial markets, the industries in which we compete, our operations and profitability.

Terrorist activities, pandemics, natural disasters and other disruptions have contributed to economic instability in the U.S. and elsewhere, and further acts of terrorism, cyber-terrorism, violence, war, pandemics or natural disasters could affect the industries in which we compete, our ability to purchase raw materials or make, sell or distribute products, which could have a material adverse impact on our financial condition and results of operations.

Data privacy and data security considerations could impact our business.

The interpretation and application of data protection laws, rules and regulations in the U.S., Europe and elsewhere applicable to our business (collectively, the “Data Protection Laws”) are uncertain and evolving. It is possible that the Data Protection Laws may be interpreted and applied in a manner that is inconsistent with our data practices.  Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.  Further, although we are implementing internal controls and procedures designed to ensure compliance with the Data Protection Laws, there can be no assurance that our controls and procedures will enable us to be fully compliant with all Data Protection Laws.

Despite our efforts to protect sensitive information and confidential and personal data, comply with the Data Protection Laws and implement data security measures, we may be vulnerable to security breaches and other data loss, including cyber-attacks and, in fact, we have experienced data security incidents that have impacted our operations, but have not had a material impact on our financial results.  In addition, it is not possible to predict the impact on our business of the future loss, alteration or misappropriation of information related to us, our employees, former employees, customers, suppliers or others. This could lead to negative publicity, legal claims, theft, modification or destruction of proprietary information or key information, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions, data breach claims and other significant costs, which could adversely affect our reputation, financial condition and results of operations.

Our business and financial condition could be adversely affected if we are unable to protect our material trademarks and other proprietary information or there is a loss in the actual or perceived value of our brands.

We have numerous valuable patents, trade secrets and know-how, domain names, trademarks and trade names, including certain marks that are significant to our business, which are identified under Item 1 of this Annual Report on Form 10-K. Despite our efforts to protect our trademarks, trade secrets and other proprietary rights from unauthorized use or disclosure, other parties may attempt to disclose or use them without our authorization; such unauthorized use or disclosure could negatively impact our business and financial condition.

Similarly, the reputations of our branded products depend on numerous factors, including the successful advertising and marketing of our brand names, consumer acceptance, continued trademark validity, the availability of similar products from our competitors, and our ability to maintain our products’ quality and technological advantages and claims of superior performance. A loss of a brand or in the actual or perceived value of our brands could limit or reduce the demand for our products and could negatively impact our business and financial condition.

Although we have insurance, it may not cover every potential risk associated with our operations.

Although we maintain insurance of various types to cover many of the risks and hazards that apply to our operations, our insurance may not cover every potential risk associated with our operations. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on our financial condition and results of operations. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates and with terms and conditions we consider reasonable.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties.

Our corporate headquarters and a plant and offices for one subsidiary are located on approximately 165 acres, which we own in Medina, Ohio. As of May 31, 2020, our operations occupied a total of approximately 21.1 million square feet, with the majority, approximately 15.9 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 21.1 million square feet occupied, approximately 8.9 million square feet are owned and approximately 12.2 million square feet are occupied under operating leases.

Set forth below is a description, as of May 31, 2020, of our principal facilities which we believe are material to our operations:

		Approximate
		Square Feet Of	Leased or
Location	Business/Segment	Floor Space	Owned
Hertogenbosch, Netherlands	Rust-Oleum (Consumer)	507,399	Owned
Toronto, Ontario, Canada	Tremco (CPG)	420,506	Owned
Cacapava, Brazil	Euclid (CPG)	383,776	Owned
Pleasant Prairie, Wisconsin	Rust-Oleum (Consumer)	262,159	Owned
Cleveland, Ohio	Euclid (CPG)	259,053	Owned
Cleveland, Ohio	Day-Glo (SPG)	224,624	Owned
LaFayette, Georgia	Euclid (CPG)	201,109	Owned
Dayton, Nevada	Carboline (PCG)	184,833	Owned
Cherry Hill, New Jersey	Stonhard (PCG)	181,680	Owned
Cleveland, Ohio	Tremco (CPG)	160,300	Owned
Bodenwoehr, Germany	illbruck (CPG)	156,184	Owned
Vallirana, Spain	Carboline (PCG)	155,743	Owned
Coaldale, Alberta, Canada	Dryvit (CPG)	150,705	Owned
Lierstranda, Norway	Carboline (PCG)	145,958	Owned
Baltimore, Maryland	DAP (Consumer)	144,200	Owned
Hagerstown, Maryland	Rust-Oleum (Consumer)	143,000	Owned
Arkel, Netherlands	illbruck (CPG)	140,157	Owned
Tipp City, Ohio	DAP (Consumer)	140,000	Owned
Zelem, Belgium	Rust-Oleum (Consumer)	136,150	Owned
Attleboro, Massachusetts	Rust-Oleum (Consumer)	133,650	Owned
Hudson, North Carolina	Wood Finishes Group (SPG)	132,300	Owned
Ellaville, Georgia	TCI (SPG)	129,600	Owned
Lake Charles, Louisiana	Carboline (PCG)	114,257	Owned
Birtley, United Kingdom	Rust-Oleum (Consumer)	112,354	Owned
Lesage, West Virginia	Rust-Oleum (Consumer)	112,000	Owned
Somerset, New Jersey	Rust-Oleum (Consumer)	110,000	Owned
Bogota, Colombia	Euclid (CPG)	106,824	Owned
Wigan, Lancashire, United Kingdom	illbruck (CPG)	106,020	Owned
Richmond, Missouri	Stonhard (PCG)	100,411	Owned
El Marques, Mexico	Fibergrate (PCG)	95,280	Owned
Kirkland, Illinois	Euclid (CPG)	91,351	Owned
Johannesburg, South Africa	Stonhard (PCG)	87,081	Owned
Maple Shade, New Jersey	Stonhard (PCG)	78,112	Owned
Dallas, Texas	DAP (Consumer)	74,000	Owned
Medina, Ohio	Tremco (CPG)	72,300	Owned
West Warwick, Rhode Island	Dryvit (CPG)	71,022	Owned
Cleveland, Ohio	Tremco (CPG)	65,810	Owned
Woodlake, California	Dryvit (CPG)	41,475	Owned
Columbus, Georgia	Dryvit (CPG)	40,600	Owned
Sand Springs, Oklahoma	Dryvit (CPG)	36,998	Owned
Twistringen, Germany	Alteco (CPG)	32,873	Owned
Fort Wayne, Indiana	Stonhard (PCG)	26,700	Owned
Pasadena, Texas	Euclid (CPG)	23,580	Owned
Tultitlan, Mexico	Euclid (CPG)	22,712	Owned
Martinsburg, West Virginia	Rust-Oleum (Consumer)	921,712	Leased
Kenosha, Wisconsin	Rust-Oleum (Consumer)	850,243	Leased
Riverside, California	Rust-Oleum (Consumer)	309,535	Leased
Cleveland, Ohio	Tremco (CPG)	298,175	Leased
Granby, Quebec, Canada	Dryvit (CPG)	295,705	Leased
Vaughan, Ontario, Canada	Rust-Oleum (Consumer)	272,967	Leased
Baltimore, Maryland	DAP (Consumer)	244,495	Leased
Gateshead, Tyne, United Kingdom	Rust-Oleum (Consumer)	135,000	Leased
Garland, Texas	DAP (Consumer)	130,900	Leased
Burlington, Washington	Legend Brands (SPG)	113,875	Leased
Columbus, Georgia	Dryvit (CPG)	105,000	Leased
Lake Charles, Louisiana	Carboline (PCG)	100,035	Leased
Scoresby, Victoria, Australia	Rust-Oleum (Consumer)	99,695	Leased
Leicester, Leicestershire, United Kingdom	Tremco (CPG)	95,978	Leased
Louisa, Virginia	Carboline (PCG)	60,100	Leased

We lease certain of our properties under long-term leases. Some of these leases provide for increased rent based on an increase in the cost-of-living index. For information concerning our rental obligations, see Note M, “Leases” of the Notes to Consolidated Financial Statements. Under many of our leases, we are obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.

We believe that our manufacturing plants and office facilities are well maintained and suitable for our operations.

Item 3.  Legal Proceedings.

SEC Investigation and Enforcement Action

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

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action in the U.S. District Court for the District of Columbia against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  The complaint seeks disgorgement of gains that may have resulted from the conduct alleged in the complaint, and payment of unspecified monetary penalties from us and our General Counsel pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act.  Further, the complaint seeks to permanently enjoin us from violations of Sections 17(a)(2) and (a)(3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Exchange Act Rules 12b-20, 13a-1, 13a-11 and 13a-13, and to permanently enjoin our General Counsel from violations of Sections 17(a)(2) and (a)(3) of the Securities Act and Exchange Act Rules 13b2-1 and 13b2-2(a).  Both we and our General Counsel filed motions to dismiss the complaint on February 24, 2017.  Those motions to dismiss the complaint were denied by the Court on September 29, 2017.  We and our General Counsel filed answers to the complaint on October 16, 2017.  Formal discovery commenced in January 2018 and closed as of June 3, 2019, other than some remaining, limited discovery requests.  The parties engaged in written discovery, and several fact witnesses were deposed.  We are currently awaiting further instruction regarding the remaining case schedule. We intend to continue to contest the allegations in the complaint vigorously.

Also, in connection with the foregoing, a stockholder derivative action was filed in the United States District Court, Northern District of Ohio, Eastern Division, against certain of our directors and officers. The court has stayed this stockholder derivative action pending the completion of the SEC enforcement action.

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

Environmental Matters

Like other companies participating in similar lines of business, some of our subsidiaries are identified as a “potentially responsible party” under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar local environmental statutes or are participating in the cost of certain clean-up efforts or other remedial actions relating to environmental matters. Our share of such costs to date, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on our consolidated financial condition or results of operations. See “Item 1 — Business — Environmental Matters,” in this Annual Report on Form 10-K.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table presents information about repurchases of RPM International Inc. Common Stock made by us during the fourth quarter of fiscal 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (2)
March 1, 2020 through March 31, 2020	386,231	$64.73	386,231	—
April 1, 2020 through April 30, 2020	1,714	$66.41	-	—
May 1, 2020 through May 31, 2020	18,668	$74.03	-	—
Total - Fourth Quarter	406,613	$65.16	386,231	—

(1)

The majority of the shares of common stock reported as purchased are attributable to shares of common stock that were acquired through our stock repurchase program, with the remainder representing shares returned to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.'s Amended and Restated 2014 Omnibus Equity and Incentive Plan and 2007 Restricted Stock Plan.

(2)

The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $469.7 million at May 31, 2020. Given recent macroeconomic uncertainty resulting from the Covid-19 pandemic, we have suspended our stock repurchase program. Refer to Note I, “Stock Repurchase Program,” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated financial data for each of the five years during the period ended May 31, 2020.

	Fiscal Years Ended May 31,
	2020	2019	2018	2017	2016
(Amounts in thousands, except per share and percentage data)
Net sales	$5,506,994	$5,564,551	$5,321,643	$4,958,175	$4,813,649
Income before income taxes	407,764	339,845	417,048	244,333	483,466
Net income	305,082	267,687	339,257	184,671	357,458
Return on sales %	5.5%	4.8%	6.4%	3.7%	7.4%
Basic earnings per share attributable to RPM International Inc. Stockholders	$2.35	$2.03	$2.55	$1.37	$2.70
Diluted earnings per share attributable to RPM International Inc. Stockholders	2.34	2.01	2.50	1.36	2.63
Total RPM International Inc. stockholders’ equity	1,262,445	1,405,952	1,630,773	1,436,061	1,372,335
Total RPM International Inc. stockholders' equity per share	9.83	10.77	12.43	10.99	10.61
Return on total RPM International Inc. stockholders’ equity %	22.9%	17.6%	22.1%	13.2%	26.8%
Average shares outstanding	128,468	130,552	131,179	130,662	129,383
Cash dividends declared and paid	$185,101	$181,409	$167,476	$156,752	$144,350
Cash dividends declared and paid per share	1.430	1.370	1.260	1.175	1.085
Retained earnings	1,544,336	1,425,052	1,342,736	1,172,442	1,147,371
Working capital	1,329,849	978,687	1,464,205	1,162,042	1,133,157
Total assets	5,630,954	5,441,355	5,271,822	5,090,449	4,764,969
Long-term debt	2,458,290	1,973,462	2,170,643	1,836,437	1,635,260
Depreciation and amortization	156,842	141,742	128,499	116,773	111,039
Cash from operating activities	549,919	292,941	390,383	386,127	474,706
Cash (used for) investing activities	(209,613)	(248,246)	(261,193)	(339,665)	(165,866)
Cash (used for) provided by financing activities	(316,870)	(53,842)	(239,376)	35,971	(206,105)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements include all of our majority-owned and controlled subsidiaries. Investments in less-than-majority-owned joint ventures over which we have the ability to exercise significant influence are accounted for under the equity method. Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate these estimates, including those related to our allowances for doubtful accounts; reserves for excess and obsolete inventories; allowances for recoverable sales and/or value-added taxes; uncertain tax positions; useful lives of property, plant and equipment; goodwill and other intangible assets; environmental, warranties and other contingent liabilities; income tax valuation allowances; pension plans; and the fair value of financial instruments. We base our estimates on historical experience, our most recent facts and other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of our assets and liabilities. Actual results, which are shaped by actual market conditions, may differ materially from our estimates.

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

We assess these qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The traditional two-step quantitative process is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount.  However, we have an unconditional option to bypass a qualitative assessment and proceed directly to performing the traditional two-step quantitative analysis.  We applied the traditional two-step quantitative process during our annual goodwill impairment assessment performed during the fourth quarter of fiscal 2020 and applied both the qualitative and traditional two-step quantitative processes during our annual goodwill impairment assessment performed during the fourth quarters of fiscal 2019 and 2018.

In applying the first step of the quantitative test, we compare the fair value of a reporting unit to its carrying value. Calculating the fair value of a reporting unit requires our use of estimates and assumptions.  We use significant judgment in determining the most appropriate method to establish the fair value of a reporting unit. We estimate the fair value of a reporting unit by employing various valuation techniques, depending on the availability and reliability of comparable market value indicators, and employ methods and assumptions that include the application of third-party market value indicators and the computation of discounted future cash flows determined from estimated cashflow adjustments to a reporting unit’s annual projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), or adjusted EBITDA, which adjusts for one-off items impacting revenues and/or expenses that are not considered by management to be indicative of ongoing operations.  Our fair value estimations may include a combination of value indications from both the market and income approaches, as the income approach considers the future cash flows from a reporting unit’s ongoing operations as a going concern, while the market approach considers the current financial environment in establishing fair value.

We evaluate discounted future cash flows determined from estimated cashflow adjustments to a reporting unit’s projected EBITDA. Under this approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired. An indication that goodwill may be impaired results when the carrying value of the net assets of a reporting unit exceeds the fair value of the reporting unit. At that point, the second step of the impairment test is performed, which requires a fair value estimate of each tangible and intangible asset in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

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

Prior to our fiscal 2019 annual goodwill impairment test, in connection with our 2020 MAP to Growth, during the third fiscal quarter ended February 28, 2019, we changed the composition of certain of our reporting units that were included in our former industrial reportable segment.  Accordingly, we performed an interim impairment test for each reporting unit that changed in accordance with ASC 350, “Intangibles – Goodwill and Other.”  Our interim goodwill impairment assessments did not indicate the presence of any goodwill impairment for any of the reporting units tested.  However, as previously disclosed during the period ended May 31, 2019, we noted that our Construction Product Group – Europe, which had $125.0 million of goodwill at February 28, 2019, had an excess of fair value over carrying value of approximately 9% using the income approach.  Our annual goodwill impairment test for fiscal year 2019, which considered both the income and market approach, resulted in a substantial excess of fair value over carrying value.  We continued to monitor the performance of this reporting unit during fiscal 2020, and did not note any interim indicators of impairment.  Furthermore, our annual goodwill impairment test for fiscal 2020 resulted in a substantial excess of fair value over carrying value.

On June 1, 2019 (i.e., at the beginning of fiscal 2020), the composition of our reportable segments was revised, as further discussed in Note R, “Segment Information.”  Prior to implementing the revised segment reporting structure beginning in fiscal 2020, our previously disclosed Industrial segment comprised two operating segments, the CPG operating segment and the PCG operating segment.  Each of these operating segments comprised several reporting units, all of which were tested during our last annual goodwill impairment test during the fourth quarter of fiscal 2019 and again during the fourth quarter of fiscal 2020.

Also, in connection with our 2020 Map to Growth, we realigned certain businesses and management structure within our SPG segment.  As such, our former Wood Finishes Group reporting unit was split into two separate reporting units: Guardian and Wood Finishes Group.  Additionally, our former Kop-Coat Group reporting unit was split into two reporting units:  Kop-Coat Industrial Protection Products and Kop-Coat Group.  We performed an interim goodwill impairment test for each of the new reporting units upon the change in reportable segments, business realignment and management structure using a quantitative assessment.  We concluded that the estimated fair values exceeded the carrying values for these new reporting units, and accordingly, no indications of impairment were identified as a result of these changes during the first quarter of fiscal 2020.

As a result of the annual impairment assessments performed for fiscal 2020, 2019 and 2018, there were no goodwill impairments, including no reporting units that were at risk of failing step one of the traditional two-step quantitative analysis.

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

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter.  We follow the guidance provided by ASC 350 that simplifies how an entity tests indefinite-lived intangible assets for impairment.  It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying traditional quantitative tests.  We applied both qualitative and quantitative processes during our annual indefinite-lived intangible asset impairment assessments performed during the fourth quarters of fiscal 2020, 2019 and 2018.

The annual impairment assessment involves estimating the fair value of each indefinite-lived asset and comparing it with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we record an impairment loss equal to the difference. Calculating the fair value of the indefinite-lived assets requires our significant use of estimates and assumptions. We estimate the fair values of our intangible assets by applying a relief-from-royalty calculation, which includes discounted future cash flows related to each of our intangible asset’s projected revenues. In applying this methodology, we rely on a number of factors, including actual and forecasted revenues and market data.

Our required annual impairment tests of each of our indefinite-lived intangible assets performed during fiscal 2020, 2019, and 2018 did not result in any additional impairment loss.  No impairment losses were recorded as a result of our annual impairment tests, however, we did record an impairment charge in both fiscal 2020 and fiscal 2019.  In fiscal 2020, in connection with 2020 Map to Growth, we recorded an impairment charge of $4.0 million included in restructuring expense in our Consumer reportable segment for impairment losses on indefinite-lived trade names.  In fiscal 2019, we recorded an impairment charge of $4.2 million, of which $2.0 million was recorded by our CPG reportable segment for impairment losses on indefinite-lived trade names and approximately $2.2 million was recorded by our SPG reportable segment for impairment losses on definite-lived customer-related intangibles.  Refer to Note C “Goodwill and Other Intangible Assets” for additional details on these indefinite-lived intangible asset impairment charges.

Income Taxes

Our provision for income taxes is calculated using the asset and liability method, which requires the recognition of deferred income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain changes in valuation allowances. We provide valuation allowances against deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Contingencies

We are party to various claims and lawsuits arising in the normal course of business. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and estimable. Our provisions are based on historical experience and legal advice, reviewed quarterly and adjusted according to developments.  In general, our accruals, including our accruals for environmental, warranty and tax liabilities, discussed further below, represent the best estimate of a range of probable losses.  Estimating probable losses requires the analysis of multiple factors that often depend on judgments about potential actions by third parties, such as regulators, courts, and state and federal legislatures. Changes in the amounts of our loss provisions, which can be material, affect our Consolidated Statements of Income.  To the extent there is a reasonable possibility that potential losses could exceed the amounts already accrued, we believe that the amount of any such additional loss would be immaterial to our results of operations, liquidity and consolidated financial position.  We evaluate our accruals at the end of each quarter, or sometimes more frequently, based on available facts, and may revise our estimates in the future based on any new information that becomes available.

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

We offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and thus have established corresponding warranty liabilities. Warranty expense is impacted by variations in local construction practices, installation conditions, and geographic and climate differences.  Although we believe that appropriate liabilities have been recorded for our warranty expense, actual results may differ materially from our estimates.

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

We also maintain accruals for estimated income tax exposures for many different jurisdictions. Tax exposures are settled primarily through the resolution of audits within each tax jurisdiction or the closing of a statute of limitation. Tax exposures and actual income tax liabilities can also be affected by changes in applicable tax laws, retroactive tax law changes or other factors, which may cause us to believe revisions of past estimates are appropriate. Although we believe that appropriate liabilities have been recorded for our income tax expense and income tax exposures, actual results may differ materially from our estimates.

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

Changes in our key plan assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit and various postretirement benefit plans. Based upon May 31, 2020 information, the following tables reflect the impact of a 1% change in the key assumptions applied to our defined benefit pension plans in the U.S. and internationally:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
(In millions)
Discount Rate
Increase (decrease) in expense in FY 2020	$(5.0)	$6.1	$(1.4)	$2.0
Increase (decrease) in obligation as of May 31, 2020	$(62.9)	$75.4	$(30.0)	$39.1
Expected Return on Plan Assets
Increase (decrease) in expense in FY 2020	$(4.6)	$4.6	$(1.8)	$1.8
Increase (decrease) in obligation as of May 31, 2020	N/A	N/A	N/A	N/A
Compensation Increase
Increase (decrease) in expense in FY 2020	$6.2	$(5.4)	$1.1	$(1.0)
Increase (decrease) in obligation as of May 31, 2020	$29.8	$(26.3)	$6.4	$(5.6)

Based upon May 31, 2020 information, the following table reflects the impact of a 1% change in the key assumptions applied to our various postretirement health care plans:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
(In millions)
Discount Rate
Increase (decrease) in expense in FY 2020	$-	$-	$(0.7)	$0.9
Increase (decrease) in obligation as of May 31, 2020	$(0.3)	$0.3	$(10.2)	$2.7
Healthcare Cost Trend Rate
Increase (decrease) in expense in FY 2020	$-	$-	$0.8	$(0.6)
Increase (decrease) in obligation as of May 31, 2020	$0.1	$(0.1)	$7.5	$(5.8)

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

This realignment changed our reportable segments beginning with our first quarter of fiscal 2020.  As such we now report under four reportable segments instead of our three previous reportable segments.  Our four reporting segments are: the CPG reportable segment, PCG reportable segment, Consumer reportable segment and SPG reportable segment.  In connection with the realignment, we shifted our Kirker business out of Consumer into SPG, and also shifted our Dryvit and Nudura businesses out of SPG into CPG. The newly-formed CPG also includes our Tremco, Tremco illbruck, Euclid Chemical, Viapol, Vandex and Flowcrete businesses. PCG includes Stonhard, Carboline, USL and Fibergrate businesses, while Consumer comprises the Rust-Oleum and DAP businesses.

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

Our SPG reportable segment products are sold throughout North America and a few international locations, primarily in Europe. Our SPG product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The SPG reportable segment offers products that include industrial cleaners, restoration services equipment, colorants, nail enamels, exterior finishes, edible coatings and specialty glazes for pharmaceutical and food industries, and other specialty original equipment manufacturer (“OEM”) coatings.

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

SEGMENT INFORMATION
(In thousands)
Year Ended May 31,	2020	2019	2018
Net Sales
CPG Segment	$1,880,105	$1,899,744	$1,837,280
PCG Segment	1,080,701	1,136,119	1,088,606
Consumer Segment	1,945,220	1,858,453	1,722,220
SPG Segment	600,968	670,235	673,537
Total	$5,506,994	$5,564,551	$5,321,643
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$209,663	$178,823	$174,032
Interest (Expense), Net (b)	(8,265)	(8,334)	(9,520)
EBIT (c)	$217,928	$187,157	$183,552

PCG Segment
Income Before Income Taxes (a)	$102,345	$77,388	$112,614
Interest (Expense), Net (b)	18	(481)	(589)
EBIT (c)	$102,327	$77,869	$113,203

Consumer Segment
Income Before Income Taxes (a)	$198,024	$217,448	$171,872
Interest (Expense), Net (b)	(272)	(538)	(732)
EBIT (c)	$198,296	$217,986	$172,604

SPG Segment
Income Before Income Taxes (a)	$57,933	$86,018	$107,455
Interest Income, Net (b)	(62)	425	497
EBIT (c)	$57,995	$85,593	$106,958

Corporate/Other
(Expense) Before Income Taxes (a)	$(160,201)	$(219,832)	$(148,925)
Interest (Expense), Net (b)	(82,683)	(92,734)	(73,761)
EBIT (c)	$(77,518)	$(127,098)	$(75,164)

Consolidated
Net Income	$305,082	$267,687	$339,257
Add: (Provision) for Income Taxes	(102,682)	(72,158)	(77,791)
Income Before Income Taxes (a)	407,764	339,845	417,048
Interest (Expense)	(101,003)	(102,392)	(104,547)
Investment Income, Net	9,739	730	20,442
EBIT (c)	$499,028	$441,507	$501,153

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (“GAAP”) in the U.S., to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment (expense) income, net.
(c)

EBIT is a non-GAAP measure, and is defined as earnings (loss) before interest and taxes.  We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT, or adjusted EBIT, as a performance evaluation measure because interest expense is essentially related to acquisitions, as opposed to segment operations.  We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions.  EBIT should not be considered an alternative to, or more meaningful than, income before income taxes as determined in accordance with GAAP, since EBIT omits the impact of interest in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness.  Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community, all of whom believe, and we concur, that this measure is critical to the capital markets' analysis of our segments' core operating performance.  We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing.  EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Fiscal 2020 Compared with Fiscal 2019

Net Sales  Consolidated net sales of $5.51 billion for fiscal 2020 declined by approximately 1.0% from net sales of $5.56 billion for fiscal 2019. Acquisitions added 1.1%, while organic sales, which include the impact of price and volume, declined by 0.8%.  Consolidated net sales for fiscal 2020 also reflect an unfavorable foreign exchange impact of 1.3%.

CPG segment net sales for fiscal 2020 declined by 1.0% to $1.88 billion, from net sales of $1.90 billion during fiscal 2019. The decrease was primarily due to organic declines of 1.1% during fiscal 2020 resulting from the decrease in sales due to the Covid-19 pandemic and an unfavorable foreign exchange impact on the CPG segment of approximately 1.8%.  Partially offsetting these declines, recent acquisitions contributed 1.9% to net sales during fiscal 2020.  The modest decline in net sales within CPG was driven mainly by performance in international markets, especially during our fourth quarter of fiscal 2020, where construction was not considered to be an “essential” business in many countries outside of the U.S..  The overall decline in net sales within CPG was mitigated by year-over-year growth in the U.S. roofing business, which was generally considered to be an “essential” business and which completes its projects outdoors, and therefore was able to continue operations with only modest interruption from the pandemic.

PCG segment net sales for fiscal 2020 declined by 4.9% to $1.08 billion, from net sales of $1.14 billion during fiscal 2019. The decrease was primarily due to organic declines of 3.7% during fiscal 2020 primarily resulting from the negative effect on sales of the Covid-19 pandemic along with unfavorable foreign exchange, which impacted the PCG segment net sales by 1.6%.  The decline in net sales within PCG during fiscal 2020 was driven by PCG’s bridge joint business as well as business in emerging markets in which the lockdown orders were the strictest.  Some of the primary customers in food, beverage, and pharmaceuticals were classified as essential in the U.S., but would not grant our installers access to their facilities in response to Covid-19.  Partially offsetting these declines were net sales contributed by recent acquisitions, during fiscal 2020, of approximately 0.4%.

Consumer segment net sales for fiscal 2020 grew by 4.7% to $1.95 billion, from $1.86 billion in fiscal 2019.  Organic growth provided 5.1% of the growth in sales, which was driven primarily by market share gains and price increases, while recent acquisitions provided 0.5% during the current period.  Unfavorable foreign currency impacted net sales in the Consumer segment by 0.9% during fiscal 2020 versus fiscal 2019.  The Consumer segment had strong top-line growth in fiscal 2020, and in particular during our fourth fiscal quarter, as home improvement retailers and hardware stores remained open and end customers were spending more time on repair and maintenance projects as a result of stay-at-home orders in response to Covid-19.  This strong performance was mitigated somewhat internationally, where there were stricter lockdown orders on retail, as compared to the U.S.

SPG segment net sales for fiscal 2020 declined by 10.3% to $601.0 million, from $670.2 million.  Organic sales declined 11.4% during fiscal 2020, as a result of decreases in our fluorescent pigments business due to reduced fire retardant orders and restoration equipment business due to fewer significant weather events in the current year as compared to the prior year, as these weather events have a favorable impact on sales, as well as the negative impact of the Covid-19 pandemic.  More specifically, the furniture and marine distribution channels that the segment serves were closed for an extended period of time in the U.S. during our fourth quarter of fiscal 2020, because they were not classified as being “essential” industries.  Furthermore, edible coatings sales were lower due to the shutdown of schools.  Additionally, foreign currency exchange had an unfavorable impact on SPG segment net sales during fiscal 2020 of 0.6%.  Partially offsetting these decreases were sales from acquisitions, which contributed 1.7%.

In our Quarterly Report on Form 10-Q for our third fiscal quarter ended February 29, 2020, we noted that we expected our net sales in the fourth quarter of fiscal year 2020 to decrease in comparison to the prior year quarter, as a result of the disruption and uncertainty that Covid-19 is having on the global economy.  Our actual net sales for the fourth quarter of fiscal 2020 decreased by 8.9% to $1.46 billion as compared to $1.60 billion during the prior year quarter.

It continues to be difficult to predict the future financial impact on net sales, as we cannot predict the duration or scope of the pandemic, but the impact could be material.  Future performance in net sales is dependent on several factors, including but not limited to: (i) the ability of our customers to continue operations; (ii) continued organic growth in DIY sales, as people spend more time at home; (iii) a potential for organic growth in professional and consumer cleaning and disinfectant brands, some of which are effective against Covid-19; and (iv) the nature and extent of facility closures as a result of Covid-19.  With that being said, while we accurately forecasted a net sales decrease during the fourth quarter of 2020, we anticipate that net sales during the first quarter of fiscal 2021 will be more in line with the results from the prior year quarter, absent any further widespread lockdown orders as a result of Covid-19 outbreaks.

Gross Profit Margin  Our consolidated gross profit margin of 38.0% of net sales for fiscal 2020 compares to a consolidated gross profit margin of 37.5% for the comparable period a year ago, after giving effect to the change in classification of shipping and handling costs.  Last year’s reported gross profit margin of 40.6% has been recast to 37.5% in order to reflect the current year change in accounting principle related to shipping and handling costs, which were previously recognized in SG&A expenses and are now recognized in cost of sales.  This gross profit increase of approximately 0.5% of net sales reflects an improvement resulting from a combination of increases in selling prices and 2020 MAP to Growth savings, partially offset by the impact of volume decreases, unfavorable mix of product sold versus last year and higher raw material costs across RPM.  Additionally, supply chain challenges specifically in our Consumer segment negatively affected our gross profit margin.

Despite the recent outbreak of Covid-19, raw material costs inflation seems to be moderating in a number of our key product categories.  With the exception of the challenges noted above in our Consumer segment, our global supply chain remains strong.  Nearly all of our plants are operational.  Despite these facts, as we cannot predict the duration or scope of the Covid-19 pandemic, the future financial impact to gross profit margin cannot be reasonably estimated, but could be material.

Selling, General and Administrative (“SG&A”) Expenses  Our consolidated SG&A expense decreased by approximately $47.4 million during fiscal 2020 versus fiscal 2019, and decreased to 28.1% of net sales for fiscal 2020 from 28.7% of net sales for fiscal 2019.  Last year’s reported SG&A percentage of net sales of 31.8% has been recast to 28.7% in order to reflect the current year change in accounting principle related to shipping and handling costs, which were previously recognized in SG&A expenses and are now recognized in cost of sales.  During fiscal 2020, we continued our 2020 MAP to Growth and have generated incremental savings within SG&A of approximately $19.4 million. Our consolidated decrease in SG&A is the result of 2020 MAP to Growth savings, reductions in commission expense on lower sales volume during fiscal 2020, as well as decreased advertising expense.  Additional SG&A expense incurred from companies recently acquired approximated $12.6 million during fiscal 2020.  Lastly, warranty expense for fiscal 2020 increased by approximately $0.5 million from the amount recorded during fiscal 2019, and it is typical that warranty expense will fluctuate from period to period.

Our CPG segment SG&A was approximately $5.0 million lower for fiscal 2020 versus fiscal 2019 mainly due to incremental 2020 MAP to Growth savings as compared to prior year.  Partially offsetting the lower SG&A, there was higher commission expense associated with higher roofing sales and approximately $7.9 million of additional SG&A expense generated from companies recently acquired.  As a percentage of net sales, SG&A increased slightly by 10 bps as the decrease in net sales outpaced the decrease in SG&A.

Our PCG segment SG&A was approximately $21.0 million lower for fiscal 2020 versus fiscal 2019 and decreased by 40 bps as a percentage of net sales, mainly due to incremental 2020 MAP to Growth savings in the current year as compared to the prior year, lower bad debt expense in fiscal 2020 as compared to fiscal 2019 when we had higher bad debt expense as a result of strategic decisions to exit unprofitable product offerings and regions, and unfavorable transactional foreign exchange that occurred in the prior year.  These decreases were slightly offset by approximately $0.6 million of additional SG&A expense generated from companies recently acquired.

Our Consumer segment SG&A increased by approximately $17.1 million during fiscal 2020 versus fiscal 2019, but decreased slightly by 10 bps as a percentage of net sales.  The increase in SG&A was primarily attributable to increases in distribution costs and incentives directly associated with higher sales volume.  In addition, during the second quarter of our current fiscal year, we decided to no longer pursue a product line targeted for OEM markets, resulting in a $6.9 million charge based on the results of a recoverability assessment for certain prepaid assets associated with this product line.  Additional SG&A expense from recent acquisitions approximated $1.8 million during fiscal 2020.  These increases were partially offset by incremental 2020 MAP to Growth savings as compared to the prior year.

Our SPG segment SG&A was approximately $2.4 million higher during fiscal 2020 versus fiscal 2019, and increased by 340 bps as a percentage of sales.  The increase in SG&A expense is mainly attributable to recent acquisitions, which generated additional SG&A expense of $2.4 million during fiscal 2020.  Additional costs associated with the ERP consolidation plan and the consolidation of certain accounting/finance functions associated with our 2020 MAP to Growth were offset by incremental 2020 MAP to Growth savings as compared to the prior year and other cost control measures associated with lower sales volumes.

SG&A expenses in our corporate/other category of $71.7 million during fiscal 2020 decreased by $40.9 million from $112.6 million recorded during fiscal 2019, as professional fees in connection with our 2020 MAP to Growth were $11.2 million lower in fiscal 2020 ($14.3 million) when compared to the prior year period ($25.5 million).  Additionally, after the outbreak of Covid-19, medical costs for our associates were lower, management incentives were reversed, travel by associates was banned, and the use of external consultants was curtailed.

We recorded total net periodic pension and postretirement benefit costs of $52.5 million and $45.4 million for fiscal 2020 and 2019, respectively. The $7.1 million increase in pension expense resulted from an approximate $6.4 million increase in net actuarial losses recognized during fiscal 2020 versus fiscal 2019, in addition to increases in service cost of approximately $2.8 million during fiscal 2020.  These increases were partially offset by lower interest costs during the current period versus the same period last year for approximately $2.2 million.

We expect that pension and postretirement expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict in light of the lingering macroeconomic uncertainties associated with Covid-19, but which may have a material impact on our consolidated financial results in the future.  A decrease of 1% in the discount rate or the expected return on plan assets assumptions would result in $9.0 million and $6.4 million higher expense, respectively.  The assumptions and estimates used to determine the discount rate and expected return on plan assets are more fully described in Note N, “Pension Plans,” and Note O, “Postretirement Benefits,” to our Consolidated Financial Statements. Further discussion and analysis of the sensitivity surrounding our most critical assumptions under our pension and postretirement plans is discussed above in, “Critical Accounting Policies and Estimates — Pension and Postretirement Plans.”

As we cannot predict the duration or scope of the Covid-19 pandemic, the future financial impact to SG&A cannot be reasonably estimated, but could be material.  As previously disclosed, the disruption caused by the outbreak of Covid-19 is expected to delay the finalization of our 2020 MAP to Growth past the original target completion date of December 31, 2020, which may impact our near-term ability to drive further reduction in SG&A as a percentage of sales.  However, this will be offset to some degree by lower variable SG&A, such as reduced travel-related expenses incurred by our associates, due to travel restrictions in place because of the Covid-19 outbreak.

Restructuring Expense  We recorded restructuring charges of $33.1 million during fiscal 2020, compared with $42.3 million during fiscal 2019, which were the result of our continued implementation of our 2020 MAP to Growth, which focuses on strategic shifts in operations across our entire business.  On a consolidated basis, we incurred $19.7 million of severance and benefit costs, $8.5 million of facility closure and other related costs, and $4.8 million of other asset write-offs during fiscal 2020, which compares to fiscal 2019 charges of $32.5 million, $8.2 million, and $1.6 million, respectively.  These charges were associated with closures of certain facilities as well as the elimination of duplicative headcount and infrastructure associated with certain of our businesses.

We expect to incur approximately $18.0 million of future additional charges in relation to this initiative.  These additional charges include approximately $10.2 million of severance and benefit costs and $7.3 million of facility closure and other related charges, as well as $0.4 million of other asset write-offs.  We previously expected these charges to be incurred by the end of calendar year 2020, upon which we expected to achieve an annualized pretax savings of approximately $290 million per year.  Recently, however, the disruption caused by the outbreak of Covid-19 is expected to delay the finalization of our 2020 MAP to Growth past the original target completion date of December 31, 2020.  See Note B, “Restructuring,” to the Consolidated Financial Statements, for further detail surrounding our 2020 MAP to Growth.

Goodwill and Other Intangible Asset Impairments  During fiscal 2020, we recorded a charge of $4.0 million, which was classified in restructuring expense within our Consumer reportable segment, for impairment losses on indefinite-lived trade names, as a result of a decision to exit an unprofitable business and abandon a tradename in connection with 2020 MAP to Growth.  This compares to $4.2 million of losses recorded during fiscal 2019, of which $2.0 million were recorded by our CPG reportable segment for impairment losses on indefinite-lived trade names and approximately $2.2 million were recorded by our SPG reportable segment for impairment losses on definite-lived customer-related intangibles.  For additional information, refer to Note C, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements.

Interest Expense Interest expense was $101.0 million for fiscal 2020 versus $102.4 million for fiscal 2019. The main driver of this $1.4 million net year-over-year decrease in interest expense was $6.2 million of savings associated with lower interest rates.  Interest rates averaged 3.73% overall for fiscal 2020 compared with 4.01% for fiscal 2019 due to a maturity of higher cost debt in fiscal 2019.  The impact of lower interest rates in fiscal 2020 were somewhat offset by an unfavorable comparison to the prior year, when we had a $2.1 million favorable impact from reversing accrued interest associated with the redemption of our convertible bonds.  The lower interest rates in the current year were further offset by higher average borrowings related to recent acquisitions, which increased interest expense during fiscal 2020 by approximately $2.7 million versus fiscal 2019.

Investment (Income), Net  Net investment income of approximately $9.7 million for fiscal 2020 compares to net investment income of $0.7 million during fiscal 2019.  Dividend and interest income totaled $8.1 million and $9.1 million for fiscal 2020 and 2019, respectively.  Net gains on marketable securities totaled $1.6 million during fiscal 2020, compared to net losses on marketable securities of $8.4 million during fiscal 2019.

Income Before Income Taxes (“IBT”)  Our consolidated IBT for fiscal 2020 of $407.8 million compares with IBT of $339.8 million for fiscal 2019.  Our CPG segment had IBT of $209.7 million, or 11.2% of net sales, for fiscal 2020, versus IBT of $178.8 million, or 9.4% of net sales, for fiscal 2019. Our CPG segment results reflect 2020 MAP to Growth savings, selling price increases and increased earnings from recent acquisitions.  Our PCG segment had IBT of $102.3 million, or 9.5% of net sales, for fiscal 2020, versus IBT of $77.4 million, or 6.8% of net sales, for the same period a year ago.  Our PCG segment results reflect 2020 MAP to Growth savings and selling price increases.  Our Consumer segment IBT approximated $198.0 million, or 10.2% of net sales, for fiscal 2020, compared to IBT for fiscal 2019 of $217.4 million, or 11.7% of net sales.  Our Consumer segment results reflect selected inflationary pressures, elevated inventory write-offs during fiscal 2020 and supply chain challenges during the current year, partially offset by savings associated with our 2020 MAP to Growth.  Our SPG segment had IBT of $57.9 million, or 9.6% of net sales, for fiscal 2020, versus IBT of $86.0 million, or 12.8% of net sales, for fiscal 2019, reflecting declines in sales volume in our fluorescent pigment, restoration equipment and specialty coatings businesses.

Income Tax Rate  The effective income tax rate was 25.2% for fiscal 2020 compared to an effective income tax rate of 21.2% for fiscal 2019. The effective income tax rate for fiscal 2020 reflects unfavorable variances from the 21% statutory rate due primarily to the impact of state and local taxes and an increase in valuation allowances primarily related to foreign tax credits.  These unfavorable variances from the statutory rate were partially offset by a decrease in the deferred tax liability recorded for unremitted foreign earnings, a benefit related to equity compensation and a favorable adjustment related to the global intangible low-tax provisions, resulting from final Treasury Regulations issued during the year and as reported on our U.S. federal income tax return for fiscal 2019.

The effective income tax rate of 21.2% for fiscal 2019 reflects variances from the 21% statutory rate due primarily to the benefit resulting from the completion of our accounting for the impact of the tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”), a reduction in a liability for unrecognized tax benefits and a benefit related to equity compensation. These favorable variances from the statutory rate were offset primarily by the impact of state and local taxes and an increase in valuation allowances associated with certain deferred tax assets.

Net Income Net income of $305.1 million for fiscal 2020 compares to net income of $267.7 million for fiscal 2019.  Net income attributable to noncontrolling interests approximated $0.7 million and $1.1 million for fiscal 2020 and 2019, respectively.  Net income attributable to RPM International Inc. stockholders for fiscal 2020 was $304.4 million, or 5.5% of consolidated net sales, which compares to net income of $266.6 million, or 4.8% of consolidated net sales, for fiscal 2019.

Diluted earnings per share of common stock for fiscal 2020 of $2.34 compares with diluted earnings per share of common stock of $2.01 for fiscal 2019.

Fiscal 2019 Compared with Fiscal 2018

Net Sales  Consolidated net sales of $5.56 billion for fiscal 2019 grew by approximately 4.6% from net sales of $5.32 billion for fiscal 2018. Acquisitions added 2.0%, while organic sales, which include the impact of price and volume, improved by 4.7%.  Consolidated net sales for fiscal 2019 also reflect an unfavorable foreign exchange impact of 2.1%.

CPG segment net sales for fiscal 2019 grew by 3.4% to $1.90 billion, from net sales of $1.84 billion during fiscal 2018. The improvement was primarily due to organic growth of 4.1% during fiscal 2019 resulting from improved performance by our roofing, commercial sealants and waterproofing, and North American concrete admixture businesses.  Recent acquisitions contributed 2.2% to net sales during fiscal 2019. Unfavorable foreign exchange impacted the CPG segment net sales by 2.9% during fiscal 2019.

PCG segment net sales for fiscal 2019 grew by 4.4% to $1.14 billion, from net sales of $1.09 billion during fiscal 2018. The improvement was primarily due to organic growth of 4.1% during fiscal 2019 resulting from improved performance by our industrial coatings businesses.  Recent acquisitions contributed 2.7% to net sales during fiscal 2019. Unfavorable foreign currency exchange impacted the PCG segment net sales by 2.4% during fiscal 2019.

Consumer segment net sales for fiscal 2019 grew by 7.9% to $1.86 billion, from $1.72 billion in fiscal 2018.  Organic growth provided 7.3% of the growth in sales, which was driven primarily by new accounts, market share gains and price increases, while recent acquisitions provided 2.2% during the current period.  Unfavorable foreign currency impacted net sales in the Consumer segment by 1.5% during fiscal 2019 versus fiscal 2018.

SPG segment net sales for fiscal 2019 decreased by 0.5% to $670.2 million, from $673.5 million. The decline in fiscal 2019 was primarily due to foreign currency exchange, which had an unfavorable impact of 0.8%.  This decrease was partially offset by organic sales growth of 0.2%, which resulted from growth in net sales by our businesses providing marine coatings and decorative and protective wood coatings, partially offset by sales decreases in our businesses serving the water damage restoration and equipment markets that responded to more damaging hurricane activity during fiscal 2018 than fiscal 2019.  Additionally, recent acquisitions provided 0.1% sales growth during fiscal 2019.

Gross Profit Margin  Our consolidated gross profit margin of 37.5% of net sales for fiscal 2019 compares to a consolidated gross profit margin of 37.9% for fiscal 2018.  In order to reflect the fiscal 2020 change in accounting principle related to shipping costs, which were previously recognized in SG&A expense and are now recognized in cost of sales, we have recast the reported gross profit margin for fiscal 2019 from 40.6% to 37.5% and reported gross profit margin for fiscal 2018 from 41.0% to 37.9%.  This was a gross profit decline of approximately 0.4% of net sales, or 40 basis points (“bps”). This decline in gross profit during fiscal 2019 as compared to fiscal 2018 was a result of an unfavorable mix of products sold.  Throughout the first nine months of fiscal 2019, raw material prices continued to rise over prior-year levels, which we worked to offset with higher selling prices.

SG&A Expenses  Our consolidated SG&A expense increased by approximately $97.6 million during fiscal 2019 versus fiscal 2018, and increased to 28.7% of net sales for fiscal 2019 from 28.2% of net sales for fiscal 2018.  In order to reflect the fiscal 2020 change in accounting principle related to shipping costs, which were previously recognized in SG&A expense and are now recognized in cost of sales, we have recast the reported SG&A percentage of net sales for fiscal 2019 from 31.8% to 28.7% and reported SG&A percentage of net sales for fiscal 2018 from 31.3% from 28.2%.  As we continued to make progress on our 2020 MAP to Growth throughout fiscal 2019, in connection with the plan, we incurred $4.6 million for ERP implementation and consolidation expenses, increases in allowance for doubtful accounts, and professional fees totaling approximately $24.3 million.  Also, during fiscal 2019, we incurred higher costs of approximately $5.1 million related to unfavorable legal settlements, when compared with fiscal 2018.  Additional SG&A expense incurred from companies recently acquired approximated $23.6 million during fiscal 2019.  There was also higher distribution and commission expense on higher sales volume during fiscal 2019.  Lastly, warranty expense for fiscal 2019 increased by approximately $3.0 million from the amount recorded during fiscal 2018, and it is typical that warranty expense will fluctuate from period to period.

Our CPG segment SG&A was approximately $6.4 million higher for fiscal 2019 versus fiscal 2018, but was slightly lower as a percentage of net sales.  The increased expense was mainly due to approximately $8.9 million of additional SG&A expense generated from companies recently acquired, which was partially offset by savings associated with 2020 MAP to Growth.

Our PCG segment SG&A was approximately $20.0 million higher for fiscal 2019 versus fiscal 2018, and increased as a percentage of net sales.  The increased expense was mainly due to increased allowance for doubtful accounts associated with accounts deemed uncollectible as a result of changes in our market and leadership strategy.  Additionally, there was also higher distribution expense related to the current year increase in sales volume.  Further contributing to these increases was approximately $4.2 million of additional SG&A expense generated from companies recently acquired.

Our Consumer segment SG&A increased by approximately $28.3 million during fiscal 2019 versus fiscal 2018, but decreased slightly as a percentage of net sales.  This was primarily attributable to an increase of approximately $7.4 million in unfavorable legal settlements incurred during fiscal 2019, when compared to fiscal 2018.  Additional SG&A expense from recent acquisitions approximated $10.0 million during fiscal 2019.  Lastly, there was higher distribution expense due to freight and labor inflation on higher sales volume.

Our SPG segment SG&A was approximately $3.3 million higher during fiscal 2019 versus fiscal 2018, and increased as a percentage of net sales.  The increase was primarily attributable to the added expense associated with the ERP consolidation plan that is a component of 2020 MAP to Growth, increased distribution costs and increased expenses related to new product initiatives.  Further contributing to these increases was approximately $0.5 million of additional SG&A expense generated from companies recently acquired.

SG&A expenses in our corporate/other category of $112.6 million during fiscal 2019 increased by $39.6 million from $73.0 million recorded during fiscal 2018, resulting primarily from professional fees in connection with our 2020 MAP to Growth and the negotiation of an activist shareholder cooperation agreement, which approximated $24.8 million.  Additionally, there were increases in expense related to executive departures during fiscal 2019, as well as higher pension expense, hospitalization costs and legal fees.  Finally, in the prior year, we reversed $4.3 million of long-term incentive compensation when it became clear that the targeted goals would not be reached.

We recorded total net periodic pension and postretirement benefit costs of $45.4 million and $43.4 million for fiscal 2019 and 2018, respectively. The $2.0 million increase in pension expense resulted from an approximate $5.1 million increase in interest cost, partially offset by the combination of lower net actuarial losses recognized during fiscal 2019 versus fiscal 2018 for approximately $1.9 million and a higher expected return on increased plan assets during the current period versus the same period last year for approximately $1.2 million.

We expect that pension and postretirement expense will fluctuate on a year-to-year basis, depending primarily upon the investment performance of plan assets and changes in interest rates, which may have a material impact on our consolidated financial results in the future. A decrease of 1% in the discount rate or the expected return on plan assets assumptions would result in $8.0 million and $6.4 million higher expense, respectively.  The assumptions and estimates used to determine the discount rate and expected return on plan assets are more fully described in Note N, “Pension Plans,” and Note O, “Postretirement Benefits,” to our Consolidated Financial Statements. Further discussion and analysis of the sensitivity surrounding our most critical assumptions under our pension and postretirement plans is discussed above under the heading, “Critical Accounting Policies and Estimates — Pension and Postretirement Plans.”

Restructuring Expense  We recorded restructuring charges of $42.3 million during fiscal 2019, compared with $17.5 million during fiscal 2018, which were the result of our continued implementation of a multi-year restructuring plan, 2020 MAP to Growth, which focuses on strategic shifts in operations across our entire business.  On a consolidated basis, we incurred $32.5 million of severance and benefit costs, $8.2 million of facility closure and other related costs, and $1.6 million of other asset write-offs during the period.  These charges were associated with closures of certain facilities as well as the elimination of duplicative headcount and infrastructure associated with certain of our businesses.

We expect to incur approximately $21.6 million of future additional charges in relation to this initiative.  These additional charges include approximately $12.7 million of facility closure and other related charges, $7.4 million of severance and benefit costs, as well as $1.5 million of other asset write-offs.  We expect these charges to be incurred by the end of calendar year 2020, upon which we expect to achieve an annualized pretax savings of approximately $290 million per year.  Additionally, upon the completion of this initiative, we have targeted $230.0 million of improvement in working capital, and believe that, assuming 3% organic growth and approximately $150 million to $200 million annually in acquisitions of businesses, our fiscal year 2021 cash flow from operations will improve to approximately $872.0 million.  In addition, we have continued to assess and find areas of improvement and cost savings as part of our 2020 MAP to Growth.  As such, the final implementation and expected costs of our plan are subject to change.  Most notably, we have broadened the scope of our announced plan to include the consolidation of the general and administrative areas, potential outsourcing, as well as additional future plant closures and consolidations, the estimated future costs of which have not yet been determined.  See Note B, “Restructuring,” to the consolidated financial statements, for further detail surrounding our 2020 MAP to Growth.

Goodwill and Other Intangible Asset Impairments  During fiscal 2019, we recorded other intangible asset impairment losses totaling $4.2 million, of which $2.0 million were recorded by our CPG reportable segment for impairment losses on indefinite-lived trade names and approximately $2.2 million were recorded by our SPG reportable segment for impairment losses on definite-lived customer-related intangibles.  For additional information, refer to Note C to the Consolidated Financial Statements.

Interest Expense Interest expense was $102.4 million for fiscal 2019 versus $104.5 million for fiscal 2018. Higher average borrowings, related to recent acquisitions, increased interest expense during fiscal 2019 by approximately $5.5 million versus fiscal 2018.  The redemption of our convertible bonds during our fiscal 2019 third quarter decreased interest expense by approximately $2.1 million during fiscal 2019 versus fiscal 2018.  Excluding acquisition-related borrowings, which carried higher average interest financing costs, lower average borrowings year-over-year decreased interest expense by approximately $2.2 million during fiscal 2019 compared with fiscal 2018.  Lower interest rates, which averaged 4.01% overall for fiscal 2019 compared with 4.21% for fiscal 2018, which was due to a maturity of higher cost debt in fiscal 2018, resulted in lower interest expense by approximately $3.3 million during fiscal 2019 versus fiscal 2018.

Investment (Income), Net  Net investment income of approximately $0.7 million for fiscal 2019 compares to net investment income of $20.4 million during fiscal 2018.  During fiscal 2019, we adopted Accounting Standards Updates (“ASU”) 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which requires gains and losses on marketable equity securities to be recognized in earnings rather than in other comprehensive income.  Prior to adoption, unrealized changes in the fair value of equity securities, designated as available for sale securities, were recognized through other comprehensive (loss) income until realized. Dividend and interest income totaled $9.1 million and $8.7 million for fiscal 2019 and 2018, respectively.  Net losses on marketable securities totaled $8.4 million during fiscal 2019, compared to net realized gains on the sales of marketable securities of $11.7 million during fiscal 2018.

IBT  Our consolidated pretax income for fiscal 2019 of $339.8 million compares with pretax income of $417.0 million for fiscal 2018.

Our CPG segment recorded pretax income of $178.8 million, or 9.4% of net sales, for fiscal 2019, versus pretax income of $174.0 million, or 9.5% of net sales, for fiscal 2018. Our CPG segment results were impacted by higher raw material costs, as well as restructuring and other restructuring-related activities.  Our PCG segment recorded pretax income of $77.4 million, or 6.8% of net sales, for fiscal 2019, versus pretax income of $112.6 million, or 10.3% of net sales, for fiscal 2018. Our PCG segment results were impacted by unfavorable product mix, restructuring and other restructuring-related activities and an unfavorable translation impact on foreign earnings.  Our Consumer segment pretax income approximated $217.4 million, or 11.7% of net sales, for fiscal 2019, compared to a pretax income for fiscal 2018 of $171.9 million, or 10.0% of net sales.  The current period results include market share gains, as demonstrated by the increase in sales volume, and lower restructuring-related charges, which were more than offset by rising raw material costs, unfavorable legal settlements and higher distribution costs, while the prior year included $36.5 million of charges related to product line and SKU rationalization and related obsolete inventory identification. Our SPG segment had pretax income of $86.0 million, or 12.8% of net sales, for fiscal 2019, versus pretax income of $107.5 million, or 16.0% of net sales, for fiscal 2018, reflecting rising raw material costs, higher distribution costs, restructuring and other restructuring-related charges including the costs associated with the ERP consolidation plan.

Income Tax Rate  On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”).  The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates. Provisions of the Act that impact fiscal 2018 include reducing the corporate income tax rate from 35% to 21%, creating a territorial tax system (with a one-time mandatory transition tax on unremitted earnings of foreign subsidiaries), and a provision allowing for immediate capital expensing of certain qualified property. The corporate tax rate reduction was effective for RPM as of January 1, 2018 and, accordingly, reduced our fiscal year 2018 federal statutory rate to a blended rate of approximately 29.2%.  The significant provisions of the Act that impact us for fiscal 2019 include the full federal statutory rate reduction to 21% and the repeal of the domestic production activities deduction. Also effective for fiscal 2019 are provisions of the Act that subject us to current U.S. tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries and allows a benefit for foreign-derived intangible income (“FDII”).

Subsequent to the enactment of the Act, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Act’s enactment date for companies to complete the applicable accounting under ASC 740. In accordance with SAB 118 and based on the information available as of May 31, 2018, we recorded a net provisional income tax expense of $7.3 million in accordance with the applicable provisions of the Act. The net provisional income tax expense was comprised of a benefit of $15.7 million related to the provisional remeasurement of our U.S. deferred tax assets and liabilities at the reduced U.S. corporate tax rates, a provisional expense of $67.9 million for the transition tax on unremitted earnings from foreign subsidiaries, and a provisional benefit of $44.9 million for the partial reversal of existing deferred tax liabilities recorded for the estimated tax cost associated with unremitted foreign earnings not considered permanently reinvested.

During our fiscal 2019 third quarter, we completed our assessment of the accounting for the impact of the Act, which included analysis based on related legislative updates and technical interpretations of the Act.  As a result, and consistent with SAB 118, during the three months ended February 28, 2019, we recorded an income tax benefit of $8.1 million, which was comprised of a $6.3 million benefit for the remeasurement of certain U.S. deferred tax assets and liabilities and a $1.8 million benefit resulting from the reduction of the transition tax on unremitted earnings from foreign subsidiaries. No other SAB 118 adjustments for the impact of the Act were recorded this fiscal year.

The effective income tax rate was 21.2% for fiscal 2019 compared to an effective income tax rate of 18.7% for fiscal 2018. The effective income tax rate for fiscal 2019 reflects favorable variances from the 21% statutory rate due primarily to the above noted benefit resulting from the completion of our accounting for the impact of the Act and a benefit related to equity compensation. These favorable variances from the statutory rate were offset primarily by the impact of state and local taxes and an increase in valuation allowances associated with certain deferred tax assets.

The effective income tax rate of 18.7% for fiscal 2018 reflects variances from the 29.2% statutory rate due primarily to the reversal of deferred tax liabilities recorded for the estimated tax cost associated with unremitted foreign earnings, the favorable effective tax rate impact of foreign operations and the impact of the provisional re-measurement of U.S. deferred tax assets described above. These favorable variances were partially offset by the provisional expense recorded for the transition tax on unremitted foreign earnings and the impact of state and local income taxes.

Net Income Net income of $267.7 million for fiscal 2019 compares to net income of $339.3 million for fiscal 2018.  Net income attributable to noncontrolling interests approximated $1.1 million and $1.5 million for fiscal 2019 and 2018, respectively.  Net income attributable to RPM International Inc. stockholders for fiscal 2019 was $266.6 million, or 4.8% of consolidated net sales, which compares to net income of $337.8 million, or 6.3% of consolidated net sales, for fiscal 2018.

Diluted earnings per share of common stock for fiscal 2019 of $2.01 compares with diluted earnings per share of common stock of $2.50 for fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Fiscal 2020 Compared with Fiscal 2019

For the 2020 fiscal year, cash from operations was $549.9 million compared to $292.9 million in fiscal 2019. The net change in cash from operations includes changes in working capital accounts, which accounted for an improvement of approximately $253.9 million year over year and the change in net income, which increased by $37.4 million during fiscal 2020 versus fiscal 2019.  .  The current year increase in cash from operations resulted from certain of our 2020 MAP to Growth initiatives, including the enhancement of margin in our Consumer segment by discontinuing the practice of offering a discount for early cash payments.  This had the effect of delaying approximately $100 million in receipts from the fiscal fourth quarter of 2019 to the first fiscal quarter of 2020.  This strategy is in line with our longer-term approach to improving margins and effectively managing working capital.  During fiscal 2020, we recorded $33.1 million in restructuring charges and made cash payments of $26.3 million related to our 2020 MAP to Growth, as further described in Note B, “Restructuring.”

Additionally, certain government entities located where we have operations have enacted various pieces of legislation designed to help businesses weather the economic impact of Covid-19 and ultimately preserve jobs.  Some of this legislation, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act here in the U.S., enables employers to postpone the payment of various types of taxes over varying time horizons.  As of May 31, 2020, RPM has deferred $17.7 million of such government payments that would have normally been paid during our fourth quarter of fiscal 2020, but which will be paid in future periods.

The change in accounts receivable during fiscal 2020 provided approximately $213.3 million more cash than fiscal 2019.  This was the direct result of the improved margin initiatives noted above that shifted approximately $100.0 million in receipts from the fourth quarter of fiscal 2019 to the first quarter of fiscal 2020.  Days sales outstanding (“DSO”) at May 31, 2020 increased to 66.3 days from 65.7 days at May 31, 2019, as some of our customers have been somewhat slower to pay in light of Covid-19, especially internationally.

During fiscal 2020, we spent approximately $38.1 million less cash for inventory compared to our spending during fiscal 2019.  This resulted from the combination of timing of purchases by retail customers and a systematic reduction of inventory levels at certain businesses in our Consumer segment in connection with product rationalization initiatives.  Days inventory outstanding (“DIO”) at May 31, 2020 increased to 80.6 days from 78.5 days at May 31, 2019.  While our Consumer segment has showed improvement in DIO due to various actions taken in conjunction with our 2020 MAP to Growth to streamline manufacturing process and improve fill rates, this improvement was more than offset by increases in DIO at each of our CPG, PCG & SPG segments, as a result of lower year-over-year sales volumes in each of these segments.

The change in accounts payable during the fiscal 2020 used approximately $2.5 million less cash than during fiscal 2019.  Days payables outstanding (“DPO”) increased by approximately 4.8 days from 76.3 days at May 31, 2019 to 81.1 days at May 31, 2020, resulting principally from the timing of certain payments as we continue to move toward a center-led procurement process that includes negotiating modified payment terms.  Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

As we cannot predict the duration or scope of the Covid-19 pandemic and its impact on our customers and suppliers, any negative financial impact to our results cannot be reasonably estimated, but could be material.  We are actively managing the business to maintain cash flow and we have significant liquidity.  We believe that these factors will allow us to meet our anticipated funding requirements.

Fiscal 2019 Compared with Fiscal 2018

For our operating activities for fiscal 2019 compared with fiscal 2018, see the discussion beginning on page 29 of Exhibit 13.1 to our Annual Report on Form 10-K for the year ended May 31, 2019, as filed with the SEC on July 24, 2019.

Investing Activities

Fiscal 2020 Compared with Fiscal 2019

For the 2020 fiscal year, cash used for investing activities decreased by $38.6 million to $209.6 million as compared to $248.2 million in the prior year period.  This year-over-year decrease in cash used for investing activities was mainly driven by $103.3 million in less cash spent on acquisitions as we acquired fewer businesses in fiscal 2020 (3 acquisitions) as compared to fiscal 2019 (5 acquisitions).  While we utilized less cash in fiscal 2020 related to acquisitions, we utilized $47.5 million more in cash related to purchases and sales of marketable securities associated with our captive insurance companies and $11.0 million more in cash related to capital expenditures.

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems and enhance our administration capabilities. We paid for capital expenditures of $147.8 million, $136.8 million, and $114.6 million during the periods ended May 31, 2020, 2019, and 2018, respectively.  Throughout fiscal 2020 and 2019, we have been increasing our capital spending in an effort to consolidate ERP systems and our plant footprint, as part of our 2020 MAP to Growth.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At May 31, 2020 and 2019, the fair value of our investments in marketable securities totaled $114.0 million and $112.5 million, respectively.  During fiscal 2020, we liquidated $10.0 million of our captives’ investment portfolio, as a result of good claims experience and favorable investment performance.  We used the $10.0 million in proceeds from the sale of investments to pay down a portion of our outstanding balance on our Revolving Credit Agreement.  The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs.

As of May 31, 2020, approximately $199.6 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with approximately $205.8 million as of May 31, 2019.  Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions.  Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements.  Refer to Note H, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Fiscal 2019 Compared with Fiscal 2018

For our investing activities for fiscal 2019 compared with fiscal 2018, see the discussion beginning on page 21 of Exhibit 13.1 to our Annual Report on Form 10-K for the year ended May 31, 2019, as filed with the SEC on July 24, 2019.

Financing Activities

Fiscal 2020 Compared with Fiscal 2019

For the 2020 fiscal year, cash used for financing activities increased by $263.0 million to $316.8 million as compared to $53.8 million in the prior year period.  The overall increase in cash used for financing activities was driven principally by debt-related activities, as we received $142.8 million less cash related to new debt and used $197.9 million more cash to paydown existing debt in fiscal 2020 as compared to fiscal 2019.  Refer to Note G “Borrowings” in Item 8 “Financial Statements and Supplementary Data” below for a discussion of significant debt-related activity that occurred in fiscal 2020 and 2019, significant components of our debt, and our available liquidity.

The increase in cash used for financing activities generated by debt-related activities was somewhat offset by a $75.2 million decrease in cash used for the repurchase of common stock during fiscal 2020, as compared to fiscal 2019, as we suspended our stock repurchase program during the fourth quarter of fiscal 2020, given recent macroeconomic uncertainty resulting from the Covid-19 pandemic.  Refer to Note I “Stock Repurchase Program” in Item 8 “Financial Statements and Supplementary Data” below for further details on the Company’s stock repurchase program.

Fiscal 2019 Compared with Fiscal 2018

For our financing activities for fiscal 2019 compared with fiscal 2018, see the discussion beginning on page 29 of Exhibit 13.1 to our Annual Report on Form 10-K for the year ended May 31, 2019, as filed with the SEC on July 24, 2019.

The following table summarizes our financial obligations and their expected maturities at May 31, 2020, and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations
	Total Contractual	Payments Due In
(In thousands)	Payment Stream	2021	2022-23	2024-25	After 2025
Long-term debt obligations	$2,555,167	$80,022	$701,339	$423,016	$1,350,790
Finance lease obligations	2,136	722	985	251	178
Operating lease obligations	355,026	61,328	89,373	59,343	144,982
Other long-term liabilities (1):
Interest payments on long-term debt obligations	1,049,066	75,772	144,619	118,850	709,825
Contributions to pension and postretirement plans (2)	499,900	7,900	125,700	157,000	209,300
Total	$4,461,295	$225,744	$1,062,016	$758,460	$2,415,075

(1)

Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $12.5 million at May 31, 2020.  Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.

(2)

These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period.  The projection results assume the required minimum contribution will be contributed.

The U.S. dollar fluctuated throughout the year, and was stronger against other major currencies where we conduct operations at May 31, 2020 versus May 31, 2019, causing an unfavorable change in the accumulated other comprehensive income (loss) (refer to Note K, “Accumulated Other Comprehensive Income (Loss),” to the Consolidated Financial Statements) component of stockholders’ equity of $70.2 million this year versus a unfavorable change of $70.5 million last year. The change in fiscal 2020 was in addition to unfavorable net changes of $66.1 million related to adjustments required for minimum pension and other postretirement liabilities, unfavorable changes of $4.5 million related to derivatives and favorable changes of $0.9 million related to unrealized gains on securities.

Stock Repurchase Program

Refer to Note I “Stock Repurchase Program” in Item 8 “Financial Statements and Supplementary Data” below for a discussion of our stock repurchase program.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings. We have no subsidiaries that are not included in our financial statements, nor do we have any interests in, or relationships with, any special-purpose entities that are not reflected in our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign currency exchange rates because we fund our operations through long- and short-term borrowings and denominate our business transactions in a variety of foreign currencies. We utilize a sensitivity analysis to measure the potential loss in earnings based on a hypothetical 1% increase in interest rates and a 10% change in foreign currency rates. A summary of our primary market risk exposures follows.

Interest Rate Risk

Our primary interest rate risk exposure results from our floating rate debt, including various revolving and other lines of credit (refer to Note G, “Borrowings,” to the Consolidated Financial Statements). In addition to our revolving credit facility borrowings, the Company also manages interest rate risk with the use of various derivatives and hedges (refer to Note F, “Derivatives and Hedging,” to the Consolidated Financial Statements) to synthetically covert variable interest rate borrowings to fixed rate borrowings. The variable rate borrowings under these derivative contracts were $400.0 million and $100.0 million at May 31, 2020 and 2019, respectively. If there was a 100-bps increase or decrease in interest rates it would have resulted in an increase or decrease in interest expense of $5.0 million and $5.4 million for 2020 and 2019, respectively, including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movements in the LIBOR, which is consistent with prior periods.  At May 31, 2020, approximately 19.9% of our debt was subject to floating interest rates, inclusive of synthetically swapped borrowings.

All derivative instruments are recognized on the balance sheet and measured at fair value. Changes in the fair values of derivative instruments that do not qualify as hedges and/or any ineffective portion of hedges are recognized as a gain or loss in our Consolidated Statement of Income in the current period. Changes in the fair value of derivative instruments used effectively as fair value hedges are recognized in earnings, along with the change in the value of the hedged item. Such derivative transactions are accounted for in accordance with ASC 815, “Derivatives and Hedging.” We do not hold or issue derivative instruments for speculative purposes.  Refer to Note F, “Derivatives and Hedging,” to the Consolidated Financial Statements for additional information.

Foreign Currency Risk

Our foreign sales and results of operations are subject to the impact of foreign currency fluctuations (refer to Note A, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements). Because our Consolidated Financial Statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business could materially adversely affect our net revenues, net income and the carrying values of our assets located outside the U.S.  Global economic uncertainty continues to exist.  Strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results.  However, our foreign debt is denominated in the respective foreign currency, thereby eliminating any related translation impact on earnings.

If the U.S. dollar were to strengthen, our foreign results of operations would be unfavorably impacted, but the effect is not expected to be material. A 10% change in foreign currency exchange rates would not have resulted in a material impact to net income for the years ended May 31, 2020 and 2019. We do not currently use financial derivative instruments for trading purposes, nor do we engage in foreign currency, commodity or interest rate speculation.

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic and metal containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) the timing of and the realization of anticipated cost savings from restructuring initiatives and the ability to identify additional cost savings opportunities; (j) risks related to the adequacy of our contingent liability reserves; and (k) risks relating to the recent outbreak of the coronavirus (Covid-19); and (l) other risks detailed in our filings with the SEC, including the risk factors set forth in our Form 10-K for the year ended May 31, 2020, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

Item 8.  Financial Statements and Supplementary Data.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(In thousands, except per share amounts)

May 31,	2020	2019
Assets
Current Assets
Cash and cash equivalents	$233,416	$223,168
Trade accounts receivable (less allowances of $55,847 and $54,748, respectively)	1,137,957	1,232,350
Inventories	810,448	841,873
Prepaid expenses and other current assets	241,608	220,701
Total current assets	2,423,429	2,518,092
Property, Plant and Equipment, at Cost	1,755,190	1,662,859
Allowance for depreciation	(905,504)	(843,648)
Property, plant and equipment, net	849,686	819,211
Other Assets
Goodwill	1,250,066	1,245,762
Other intangible assets, net of amortization	584,380	601,082
Operating lease right-of-use assets	284,491	-
Deferred income taxes	30,894	34,908
Other	208,008	222,300
Total other assets	2,357,839	2,104,052
Total Assets	$5,630,954	$5,441,355
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$535,311	$556,696
Current portion of long-term debt	80,890	552,446
Accrued compensation and benefits	185,531	193,345
Accrued losses	20,021	19,899
Other accrued liabilities	271,827	217,019
Total current liabilities	1,093,580	1,539,405
Long-Term Liabilities
Long-term debt, less current maturities	2,458,290	1,973,462
Operating lease liabilities	244,691	-
Other long-term liabilities	510,175	405,040
Deferred income taxes	59,555	114,843
Total long-term liabilities	3,272,711	2,493,345
Commitments and contingencies (Note P)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	-	-
Common stock, par value $0.01; authorized 300,000 shares; issued 143,261 and outstanding 129,511 as of May 2020; issued 142,439 and outstanding 130,995 as of May 2019	1,295	1,310
Paid-in capital	1,014,428	994,508
Treasury stock, at cost	(580,117)	(437,290)
Accumulated other comprehensive (loss)	(717,497)	(577,628)
Retained earnings	1,544,336	1,425,052
Total RPM International Inc. stockholders' equity	1,262,445	1,405,952
Noncontrolling Interest	2,218	2,653
Total equity	1,264,663	1,408,605
Total Liabilities and Stockholders' Equity	$5,630,954	$5,441,355

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Income

(In thousands, except per share amounts)

Year Ended May 31,	2020	2019	2018
Net Sales	$5,506,994	$5,564,551	$5,321,643
Cost of Sales	3,414,139	3,476,231	3,305,095
Gross Profit	2,092,855	2,088,320	2,016,548
Selling, General and Administrative Expenses	1,548,653	1,596,043	1,498,479
Restructuring Expense	33,108	42,310	17,514
Goodwill and Other Intangible Asset Impairments	-	4,190	-
Interest Expense	101,003	102,392	104,547
Investment (Income), Net	(9,739)	(730)	(20,442)
Other Expense (Income), Net	12,066	4,270	(598)
Income Before Income Taxes	407,764	339,845	417,048
Provision for Income Taxes	102,682	72,158	77,791
Net Income	305,082	267,687	339,257
Less: Net Income Attributable to Noncontrolling Interests	697	1,129	1,487
Net Income Attributable to RPM International Inc. Stockholders	$304,385	$266,558	$337,770
Average Number of Shares of Common Stock Outstanding:
Basic	128,468	130,552	131,179
Diluted	129,974	134,333	137,171
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$2.35	$2.03	$2.55
Diluted	$2.34	$2.01	$2.50

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

(In thousands)

Year Ended May 31,	2020	2019	2018
Net Income	$305,082	$267,687	$339,257
Other Comprehensive Income, Before Tax:
Foreign Currency Translation Adjustments	(71,839)	(73,594)	10,857
Pension and Other Postretirement Benefit Liabilities
Net (Loss) Arising During the Period	(109,358)	(87,525)	(3,489)
Prior Service Cost Arising During the Period	893	22	61
Less: Amortization of Prior Service Cost Included in Net Periodic Pension Cost	(246)	(132)	(121)
Less: Amortization of Net Loss and Settlement Recognition	21,176	14,848	16,738
Effect of Exchange Rates on Amounts Included for Pensions	1,188	2,002	(1,814)
Pension and Other Postretirement Benefit Liability Adjustments	(86,347)	(70,785)	11,375
Unrealized Gains on Available-For-Sale Securities
Unrealized Holding Gains (Losses) During the Period	1,210	458	(1,459)
Less: Reclassification Adjustments for Losses (Gains) Included in Net Income	-	1,626	(1,835)
Unrealized Gain (Loss) on Securities	1,210	2,084	(3,294)
Unrealized Gain (Loss) on Derivatives	(6,315)	4,713	(359)
Other Comprehensive (Loss) Income, Before Tax	(163,291)	(137,582)	18,579
Income Tax Expense (Benefit) Related to Components of Other Comprehensive Income	23,403	19,068	(3,773)
Other Comprehensive (Loss) Income, After Tax	(139,888)	(118,514)	14,806
Comprehensive Income	165,194	149,173	354,063
Less: Comprehensive Income Attributable to Noncontrolling Interests	678	1,195	1,354
Comprehensive Income Attributable to
RPM International Inc. Stockholders	$164,516	$147,978	$352,709

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

(In thousands)

Year Ended May 31,	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$305,082	$267,687	$339,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & Amortization	156,842	141,742	128,499
Restructuring charges, net of payments	6,831	8,072	17,514
Goodwill, intangible and other asset impairments	-	4,190	-
Fair value adjustments to contingent earnout obligations	680	1,918	3,400
Deferred income taxes	(12,150)	5,434	(10,690)
Stock-based compensation expense	19,789	31,154	25,440
Other non-cash interest expense	-	1,552	6,187
Realized/unrealized losses (gains) on sales of marketable securities	(1,132)	7,613	(10,076)
Loss on extinguishment of debt	-	3,051	-
Other	(77)	(3,288)	(1,141)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease (Increase) in receivables	82,060	(131,204)	(106,179)
Decrease (Increase) in inventory	21,309	(16,829)	(34,102)
Decrease (Increase) in prepaid expenses and other current and long-term assets	17,614	(14,826)	3,348
(Decrease) increase in accounts payable	(27,111)	(29,628)	51,641
(Decrease) increase in accrued compensation and benefits	(6,198)	19,241	(5,010)
(Decrease) increase in accrued losses	487	(1,803)	(10,387)
(Decrease) in other accrued liabilities	(23,665)	(5,232)	(6,612)
Other	9,558	4,097	(706)
Cash Provided By Operating Activities	549,919	292,941	390,383
Cash Flows From Investing Activities:
Capital expenditures	(147,756)	(136,757)	(114,619)
Acquisition of businesses, net of cash acquired	(65,102)	(168,205)	(112,442)
Purchase of marketable securities	(28,891)	(19,787)	(181,953)
Proceeds from sales of marketable securities	31,337	69,743	138,803
Other	799	6,760	9,018
Cash (Used For) Investing Activities	(209,613)	(248,246)	(261,193)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	485,306	628,083	351,082
Reductions of long-term and short-term debt	(471,035)	(273,109)	(276,406)
Cash dividends	(185,101)	(181,409)	(167,476)
Repurchase of common stock	(125,000)	(200,222)	-
Shares of common stock returned for taxes	(18,075)	(21,758)	(17,152)
Payments of acquisition-related contingent consideration	(606)	(4,066)	(3,945)
Payments for 524(g) trust	-	-	(123,567)
Other	(2,359)	(1,361)	(1,912)
Cash (Used For) Financing Activities	(316,870)	(53,842)	(239,376)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(13,188)	(12,107)	4,111
Net Change in Cash and Cash Equivalents	10,248	(21,254)	(106,075)
Cash and Cash Equivalents at Beginning of Period	223,168	244,422	350,497
Cash and Cash Equivalents at End of Period	$233,416	$223,168	$244,422
Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Interest	$103,143	$101,415	$97,295
Income taxes, net of refunds	$102,892	$68,357	$83,460
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of Debt to Equity	$-	$38,239	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders' Equity

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
(In thousands)	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2017	133,563	$1,336	$954,491	$(218,222)	$(473,986)	$1,172,442	$1,436,061	$2,639	$1,438,700
Net income	-	-	-	-	-	337,770	337,770	1,487	339,257
Other comprehensive income (loss)	-	-	-	-	14,938	-	14,938	(132)	14,806
Dividends declared and paid ($1.26 per share)	-	-	-	-	-	(167,476)	(167,476)	-	(167,476)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(1,229)	(1,229)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	84	-	27,576	(18,096)	-	-	9,480	-	9,480
Balance at May 31, 2018	133,647	1,336	982,067	(236,318)	(459,048)	1,342,736	1,630,773	2,765	1,633,538
Cumulative-effect adjustment upon adoption of ASU 2014-09	-	-	-	-	-	(2,833)	(2,833)	-	(2,833)
Net income	-	-	-	-	-	266,558	266,558	1,129	267,687
Other comprehensive income (loss)	-	-	-	-	(118,580)	-	(118,580)	66	(118,514)
Dividends declared and paid ($1.37 per share)	-	-	-	-	-	(181,409)	(181,409)	-	(181,409)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(1,307)	(1,307)
Share repurchases under repurchase program	(3,287)	(33)	33	(200,222)	-	-	(200,222)	-	(200,222)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	36	1	35,437	(20,965)	-	-	14,473	-	14,473
Convertible bond redemption	599	6	(23,029)	20,215	-	-	(2,808)	-	(2,808)
Balance at May 31, 2019	130,995	1,310	994,508	(437,290)	(577,628)	1,425,052	1,405,952	2,653	1,408,605
Net income	-	-	-	-	-	304,385	304,385	697	305,082
Other comprehensive (loss)	-	-	-	-	(139,869)	-	(139,869)	(19)	(139,888)
Dividends declared and paid ($1.43 per share)	-	-	-	-	-	(185,101)	(185,101)	-	(185,101)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(1,113)	(1,113)
Share repurchases under repurchase program	(2,042)	(20)	20	(125,000)	-	-	(125,000)	-	(125,000)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	558	5	19,900	(17,827)	-	-	2,078	-	2,078
Balance at May 31, 2020	129,511	$1,295	$1,014,428	$(580,117)	$(717,497)	$1,544,336	$1,262,445	$2,218	$1,264,663

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1) Consolidation, Noncontrolling Interests and Basis of Presentation

Our financial statements include all of our majority-owned subsidiaries. We account for our investments in less-than-majority-owned joint ventures, for which we have the ability to exercise significant influence, under the equity method. Effects of transactions between related companies are eliminated in consolidation.

Noncontrolling interests are presented in our Consolidated Financial Statements as if parent company investors (controlling interests) and other minority investors (noncontrolling interests) in partially owned subsidiaries have similar economic interests in a single entity. As a result, investments in noncontrolling interests are reported as equity in our Consolidated Financial Statements. Additionally, our Consolidated Financial Statements include 100% of a controlled subsidiary’s earnings, rather than only our share. Transactions between the parent company and noncontrolling interests are reported in equity as transactions between stockholders, provided that these transactions do not create a change in control.

Our business is dependent on external weather factors. Historically, we have experienced strong sales and net income in our first, second and fourth fiscal quarters comprising the three-month periods ending August 31, November 30 and May 31, respectively, with weaker performance in our third fiscal quarter (December through February).

2) Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3) Acquisitions/Divestitures

We account for business combinations and asset acquisitions using the acquisition method of accounting and, accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date.

During the fiscal year ended May 31, 2020, we completed a total of three acquisitions among three of our four reportable segments.  Within our CPG reportable segment, we acquired a manufacturer and marketer of joint sealants for commercial construction headquartered in Hudson, New Hampshire.   Within our PCG reportable segment, we acquired a manufacturer of trenchless pipe rehabilitation equipment headquartered in Quebec, Canada.  Lastly, within our SPG reportable segment, we acquired a manufacturer of dry stabilizer and emulsifier blends for the food industry, headquartered in Elgin, Illinois.

During the fiscal year ended May 31, 2019, we completed a total of five acquisitions among three of our four reportable segments.  During fiscal 2019, our CPG reportable segment completed two acquisitions, which included the following:  a leading manufacturer and distributor of insulated concrete forms in North America, based in Ontario, Canada; and a distributor of concrete admixture products throughout Puerto Rico, the Dominican Republic and Panama.  Within our PCG reportable segment, we acquired a provider of hygienic flooring solutions for the U.K. food and beverage industry, headquartered in the United Kingdom.  Within our Consumer reportable segment, we acquired a brand line of specialty cleaning products and the exclusive North American licensing for a brand line of drain care products based in Cincinnati, Ohio; and a manufacturer of non-toxic specialty cleaners based in Ontario, Canada.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

The purchase price for each acquisition has been allocated to the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. We have finalized the purchase price allocation for our fiscal 2019 acquisitions, and there was a $2.8 million adjustment reducing the fair value of deferred income taxes associated with the Consumer reportable segment’s acquisition of a manufacturer of non-toxic specialty cleaners based in Ontario, Canada.  This adjustment is reflected in the “Fiscal 2019 Acquisitions” column of the table below.    For acquisitions completed during fiscal 2020, the valuations of consideration transferred, total assets acquired and liabilities assumed are substantially complete.  The primary areas that remain preliminary relate to the fair values of deferred income taxes.  Acquisitions are aggregated by year of purchase in the following table:

	Fiscal 2020 Acquisitions			Fiscal 2019 Acquisitions
(In thousands)	Weighted-Average Intangible Asset Amortization Life (In Years)	Total		Weighted-Average Intangible Asset Amortization Life (In Years)	Total
Current assets		$10,649			$29,737
Property, plant and equipment		1,694			22,607
Goodwill	N/A	28,291		N/A	75,142
Trade names - indefinite lives	N/A	1,555		N/A	14,033
Other intangible assets	16	31,046		10	59,748
Other long-term assets		56			3,095
Total Assets Acquired		$73,291			$204,362
Liabilities assumed		(7,135)			(33,174)
Net Assets Acquired		$66,156	(1)		$171,188	(2)

(1)	Figure includes cash acquired of $1.6 million.
(2)	Figure includes cash acquired of $2.3 million.

Our Consolidated Financial Statements reflect the results of operations of acquired businesses as of their respective dates of acquisition. Pro-forma results of operations for the years ended May 31, 2020 and 2019 were not materially different from reported results and, consequently, are not presented.

4) Foreign Currency

The functional currency for each of our foreign subsidiaries is its principal operating currency. Accordingly, for the periods presented, assets and liabilities have been translated using exchange rates at year end, while income and expense for the periods have been translated using a weighted-average exchange rate.

The resulting translation adjustments have been recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, and will be included in net earnings only upon the sale or liquidation of the underlying foreign investment, neither of which is contemplated at this time. Transaction gains and losses increased during the last three fiscal years due to the fluctuations in strength of the U.S. dollar, resulting in net transactional foreign exchange gains in fiscal 2020 of approximately $0.3 million and net transactional foreign exchange losses for fiscal 2019 and 2018 of approximately $4.8 million and $12.3 million, respectively.

5) Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. We do not believe we are exposed to any significant credit risk on cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

6) Property, Plant & Equipment

May 31,	2020	2019
(In thousands)
Land	$85,860	$88,638
Buildings and leasehold improvements	469,483	459,542
Machinery and equipment	1,199,847	1,114,679
Total property, plant and equipment, at cost	1,755,190	1,662,859
Less: allowance for depreciation and amortization	905,504	843,648
Property, plant and equipment, net	$849,686	$819,211

We review long-lived assets for impairment when circumstances indicate that the carrying values of these assets may not be recoverable. For assets that are to be held and used, an impairment charge is recognized when the estimated undiscounted future cash flows associated with the asset or group of assets are less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded for the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, internal appraisals or external appraisals, as applicable. Assets to be disposed of are carried at the lower of their carrying value or estimated net realizable value.

Depreciation is computed primarily using the straight-line method over the following ranges of useful lives:

Buildings and leasehold improvements	1 to 50 years
Machinery and equipment	1 to 40 years

Total depreciation expense for each fiscal period includes the charges to income that result from the amortization of assets recorded under finance leases. For the periods ended May 31, 2020, 2019, & 2018, we recorded depreciation expense of $108.5 million, $94.0 million, and $82.0 million, respectively.

7) Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. The majority of our revenue is recognized at a point in time.  However, we also record revenues generated under construction contracts, mainly in connection with the installation of specialized roofing and flooring systems and related services. For certain polymer flooring installation projects, we account for our revenue using the output method, as we consider square footage of completed flooring to be the best measure of progress toward the complete satisfaction of the performance obligation.  In contrast, for certain of our roofing installation projects, we account for our revenue using the input method, as that method was the best measure of performance as it considers costs incurred in relation to total expected project costs, which essentially represents the transfer of control for roofing systems to the customer.  In general, for our other construction contracts, we record contract revenues and related costs as our contracts progress on an over-time model.

Effective June 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” and all the related amendments included within Accounting Standards Codification 606 (“ASC 606”).

8) Shipping Costs

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

The Consolidated Statements of Income for fiscal 2019 and 2018 have been adjusted to reflect this change in accounting principle. The impact of the adjustment for fiscal 2019 and 2018 was an increase of $173.6 million and $164.7 million, respectively, to cost of sales and a corresponding decrease to SG&A expense.

9) Allowance for Doubtful Accounts Receivable

An allowance for anticipated uncollectible trade receivable amounts is established using a combination of specifically identified accounts to be reserved and a reserve covering trends in collectibility. These estimates are based on an analysis of trends in collectibility and past experience, but are primarily made up of individual account balances identified as doubtful based on specific facts and conditions. Receivable losses are charged against the allowance when we determine uncollectibility. Actual collections of trade receivables could differ from our estimates due to changes in future economic or industry conditions or specific customer’s financial conditions.  For the periods ended May 31, 2020, 2019 and 2018, bad debt expense approximated $16.7 million, $18.6 million and $9.1 million, respectively. Bad debt expense remained elevated in fiscal 2020 due to additional write-offs associated with exiting unprofitable product lines and regions in conjunction with our 2020 MAP to Growth and, to a much lesser degree, due to the impact Covid-19 is having on some of our customers’ ability to pay timely.  The increase in bad debt expense during fiscal 2019 was primarily due to write-offs associated with our 2020 MAP to Growth.  Refer to Note B, “Restructuring,” for further information.

10) Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out (FIFO) basis and net realizable value being determined on the basis of replacement cost. Inventory costs include raw materials, labor and manufacturing overhead. We review the net realizable value of our inventory in detail on an on-going basis, with consideration given to various factors, which include our estimated reserves for excess, obsolete, slow-moving or distressed inventories. If actual market conditions differ from our projections, and our estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, our inventory reserves have approximated actual experience.

For the periods ended May 31, 2020, 2019 and 2018, charges related to slow moving and/or obsolete inventory on hand approximated $39.6 million, $29.4 million and $43.7 million, respectively.  During fiscal 2020, we recorded $28.8 million within our Consumer reportable segment as we continued to proactively manage excess quantities of inventory in order to accelerate cash conversion, SKU rationalization, and exiting unprofitable product lines and regions and $3.2 million within our PCG segment related to exiting unprofitable product lines and regions.  During fiscal 2019, we recorded $10.5 million in charges resulting from more proactive management of inventory at our Consumer segment, and $9.0 million and $1.0 million of inventory charges related to restructuring activities at our PCG and CPG segments, respectively. During fiscal 2018, our Consumer reportable segment was impacted by tighter inventory management at many of their top customers and we made the determination to consolidate several divisions within certain Consumer segment businesses, close two manufacturing facilities and eliminate approximately 154 positions.  These actions were taken by new leadership in place at our Rust-Oleum business in order to streamline processes, reduce overhead, improve margins and reduce working capital. In relation to these initiatives, our Consumer segment recognized $36.5 million of charges related to product line and SKU rationalization and related obsolete inventory identification during the fourth quarter of fiscal 2018.  Additionally, during fiscal 2018, we incurred $1.2 million in inventory write-offs in connection with restructuring activities at our CPG reportable segment.

Inventories were composed of the following major classes:

May 31,	2020	2019
(In thousands)
Raw material and supplies	$282,579	$296,493
Finished goods	527,869	545,380
Total Inventory	$810,448	$841,873

11) Goodwill and Other Intangible Assets

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

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

We assess qualitative factors in each of our reporting units that carry goodwill. We assess these qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The traditional two-step quantitative process is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount.  However, we have an unconditional option to bypass a qualitative assessment and proceed directly to performing the traditional two-step quantitative analysis.  We applied the traditional two-step quantitative process during our annual goodwill impairment assessment performed during the fourth quarter of fiscal 2020 and applied both the qualitative and traditional two-step quantitative processes during our annual goodwill impairment assessment performed during the fourth quarters of fiscal 2019 and 2018.

In applying the first step of the quantitative test, we compare the fair value of a reporting unit to its carrying value. Calculating the fair value of a reporting unit requires our use of estimates and assumptions.  We use significant judgment in determining the most appropriate method to establish the fair value of a reporting unit. We estimate the fair value of a reporting unit by employing various valuation techniques, depending on the availability and reliability of comparable market value indicators, and employ methods and assumptions that include the application of third-party market value indicators and the computation of discounted future cash flows determined from estimated cashflow adjustments to a reporting unit’s annual projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), or adjusted EBITDA, which adjusts for one-off items impacting revenues and/or expenses that are not considered by management to be indicative of ongoing operations.  Our fair value estimations may include a combination of value indications from both the market and income approaches, as the income approach considers the future cash flows from a reporting unit’s ongoing operations as a going concern, while the market approach considers the current financial environment in establishing fair value.

We evaluate discounted future cash flows determined from estimated cashflow adjustments to a reporting unit’s projected EBITDA. Under this approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired. An indication that goodwill may be impaired results when the carrying value of the net assets of a reporting unit exceeds the fair value of the reporting unit. At that point, the second step of the impairment test is performed, which requires a fair value estimate of each tangible and intangible asset in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

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

Prior to our fiscal 2019 annual goodwill impairment test, in connection with our 2020 MAP to Growth, during the third fiscal quarter ended February 28, 2019, we changed the composition of certain of our reporting units that were included in our former industrial reportable segment.  Accordingly, we performed an interim impairment test for each reporting unit that changed in accordance with ASC 350, “Intangibles – Goodwill and Other.”  Our interim goodwill impairment assessments did not indicate the presence of any goodwill

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

impairment for any of the reporting units tested.  However, as previously disclosed during the period ended May 31, 2019, we noted that our Construction Product Group – Europe, which had $125.0 million of goodwill at February 28, 2019, had an excess of fair value over carrying value of approximately 9% using the income approach.  Our annual goodwill impairment test for fiscal year 2019, which considered both the income and market approach, resulted in a substantial excess of fair value over carrying value.  We continued to monitor the performance of this reporting unit during fiscal 2020, and did not note any interim indicators of impairment.  Furthermore, our annual goodwill impairment test for fiscal 2020 resulted in a substantial excess of fair value over carrying value.

On June 1, 2019 (i.e., at the beginning of fiscal 2020), the composition of our reportable segments was revised, as further discussed in Note R, “Segment Information.”  Prior to implementing the revised segment reporting structure beginning in fiscal 2020, our previously disclosed Industrial segment comprised two operating segments, the CPG operating segment and the PCG operating segment.  Each of these operating segments comprised several reporting units, all of which were tested during our last annual goodwill impairment test during the fourth quarter of fiscal 2019 and again during the fourth quarter of fiscal 2020.

Also, in connection with our 2020 Map to Growth, we realigned certain businesses and management structure within our SPG segment.  As such, our former Wood Finishes Group reporting unit was split into two separate reporting units: Guardian and Wood Finishes Group.  Additionally, our former Kop-Coat Group reporting unit was split into two reporting units:  Kop-Coat Industrial Protection Products and Kop-Coat Group.  We performed an interim goodwill impairment test for each of the new reporting units upon the change in reportable segments, business realignment and management structure using a quantitative assessment.  We concluded that the estimated fair values exceeded the carrying values for these new reporting units, and accordingly, no indications of impairment were identified as a result of these changes during the first quarter of fiscal 2020.

As a result of the annual impairment assessments performed for fiscal 2020, 2019 and 2018, there were no goodwill impairments, including no reporting units that were at risk of failing step one of the traditional two-step quantitative analysis.

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter.  We follow the guidance provided by ASC 350 that simplifies how an entity tests indefinite-lived intangible assets for impairment.  It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying traditional quantitative tests.  We applied both qualitative and quantitative processes during our annual indefinite-lived intangible asset impairment assessments performed during the fourth quarters of fiscal 2020, 2019 and 2018.

The annual impairment assessment involves estimating the fair value of each indefinite-lived asset and comparing it with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we record an impairment loss equal to the difference. Calculating the fair value of the indefinite-lived assets requires our significant use of estimates and assumptions. We estimate the fair values of our intangible assets by applying a relief-from-royalty calculation, which includes discounted future cash flows related to each of our intangible asset’s projected revenues. In applying this methodology, we rely on a number of factors, including actual and forecasted revenues and market data.

Our required annual impairment tests of each of our indefinite-lived intangible assets performed during fiscal 2020, 2019, and 2018 did not result in any additional impairment loss.  No impairment losses were recorded as a result of our annual impairment tests, however, we did record an impairment charge in both fiscal 2020 and fiscal 2019.  In fiscal 2020, in connection with 2020 Map to Growth, we recorded an impairment charge of $4.0 million included in restructuring expense in our Consumer reportable segment for impairment losses on indefinite-lived trade names.  In fiscal 2019, we recorded an impairment charge of $4.2 million, of which $2.0 million was recorded by our CPG reportable segment for impairment losses on indefinite-lived trade names and approximately $2.2 million was recorded by our SPG reportable segment for impairment losses on definite-lived customer-related intangibles.  Refer to Note C “Goodwill and Other Intangible Assets” for additional details on these indefinite-lived intangible asset impairment charges.

12) Advertising Costs

Advertising costs are charged to operations when incurred and are included in SG&A expenses. For the years ended May 31, 2020, 2019 and 2018, advertising costs were $49.7 million, $57.5 million and $58.0 million, respectively.

13) Research and Development

Research and development costs are charged to operations when incurred and are included in SG&A expenses. The amounts charged to expense for the years ended May 31, 2020, 2019 and 2018 were $76.5 million, $71.6 million and $69.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

14) Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to our employees and directors, which may include restricted stock and stock appreciation rights (“SARs”). We measure stock-based compensation cost at the date of grant, based on the estimated fair value of the award. We recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the related vesting period. Refer to Note J, “Stock-Based Compensation,” for further information.

15) Investment (Income), Net

Investment (income), net, consists of the following components:

Year Ended May 31,	2020	2019	2018
(In thousands)
Interest (income)	$(5,313)	$(4,885)	$(5,003)
Net loss (gain) on marketable securities	(1,629)	8,366	(11,704)
Dividend (income)	(2,797)	(4,211)	(3,735)
Investment (income), net	$(9,739)	$(730)	$(20,442)

Net Loss (Gain) on Marketable Securities

During fiscal 2020, we recognized realized losses on sales of available-for-sale securities of $0.7 million, realized gains on trading securities of $0.9 million and unrealized losses on trading securities of $0.4 million. Also during the year ended May 31, 2020 we recognized unrealized gains of $1.8 million on marketable equity securities.

During fiscal 2019, we recognized realized losses on sales of available-for-sale securities of $3.0 million, realized gains on trading securities of $0.5 million and unrealized losses on trading securities of $1.3 million.  Also during the year ended May 31, 2019, we recognized unrealized losses of $4.6 million on marketable equity securities as a result of our adoption of ASU 2016-01.

During fiscal 2018, we recognized gross realized gains and losses on sales of marketable securities of $11.9 million and $1.8 million, respectively.

16) Other Expense (Income), Net

Other expense (income), net, consists of the following components:

Year Ended May 31,	2020	2019	2018
(In thousands)
Royalty expense (income), net (a)	$5,206	$(96)	$404
(Income) related to unconsolidated equity affiliates	(165)	(332)	(1,002)
Pension non-service costs	6,076	1,647	-
Loss on extinguishment of debt (b)	-	3,051	-
Loss on divestiture (c)	949	-	-
Other expense (income), net	$12,066	$4,270	$(598)

(a)	Includes a $5.3 million charge incurred during the fourth quarter of fiscal 2020 related to the termination of a licensing agreement within our Consumer reportable segment.
(b)

Reflects the loss incurred upon divestiture of a contracting business located in Australia, which had reported through our PCG segment. In connection with the redemption of all of our outstanding 2.25% convertible senior notes in November 2018, we recognized a loss of $3.1 million, due to the fair value remeasurement on the date of conversion.

(c)	Reflects the loss incurred upon divestiture of a contracting business located in Australia, which had reported through our PCG segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

17) Income Taxes

The provision for income taxes is calculated using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax effect of temporary differences between the financial statement carrying amount of assets and liabilities and the amounts used for income tax purposes and for certain changes in valuation allowances. Valuation allowances are recorded to reduce certain deferred tax assets when, in our estimation, it is more likely than not that a tax benefit will not be realized.

18) Earnings Per Share of Common Stock

Earnings per share (EPS) is computed using the two-class method.  The two-class method determines EPS for each class of common stock and participating securities according to dividends and dividend equivalents and their respective participation rights in undistributed earnings.  Our unvested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities.  Basic EPS of common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.  Diluted EPS of common stock is computed on the basis of the weighted-average number of shares of common stock, plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method.  Dilutive potential shares of common stock include outstanding SARS, restricted stock awards and convertible notes.  See Note L, “Earnings Per Share of Common Stock,” for additional information.

19) Other Recent Accounting Pronouncements

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

We adopted the new leasing standard on the required effective date of June 1, 2019 using the alternative transition method as described above. Results for reporting periods beginning on June 1, 2019 are presented under Topic 842, while prior period amounts continue to be reported and disclosed in accordance with our historical accounting treatment under Accounting Standards Codification (“ASC”) 840, “Leases (ASC 840).” We elected to apply the package of practical expedients permitted under the ASC 842 transition guidance. Accordingly, we did not reassess whether any expired or expiring contracts contain leases, lease classification between finance and operating leases, and the recognition of initial direct costs of leases commencing before the effective date. We also applied the practical expedient to not separate lease and non-lease components to existing leases, as well as new leases through transition.  However, we did not elect the hindsight practical expedient to determine the lease term for existing leases. As a result of our adoption procedures, we have determined that the new guidance had a material impact on our Consolidated Balance Sheets and did not have a material effect on our Consolidated Statements of Income, Consolidated Statements of Cash Flows or our debt covenants. The effects of our transition to ASC 842 resulted in no cumulative adjustment to retained earnings in the period of adoption.  Refer to Note M, “Leases,” for additional information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

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

NOTE B — RESTRUCTURING

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

2020 MAP to Growth

Between May and August 2018, we approved and implemented the initial phases of a multi-year restructuring plan, the 2020 MAP to Growth.  The initial phases of our 2020 MAP to Growth affected all of our reportable segments, as well as our corporate/nonoperating segment, and focused on margin improvement by simplifying business processes; reducing inventory categories and rationalizing SKUs; eliminating underperforming businesses; reducing headcount and working capital; and improving operating efficiency.  The majority of the activities included in the initial phases of the restructuring activities have been completed.

During the second quarter ended November 30, 2018, we formally announced the final phases of our 2020 MAP to Growth.  This multi-year restructuring is expected to increase operational efficiency while maintaining our entrepreneurial growth culture and will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

include three additional phases originally expected to be implemented between September 2018 and December 2020.  Recently, however, the disruption caused by the outbreak of Covid-19 is expected to delay the finalization of our 2020 MAP to Growth past the original target completion date of December 31, 2020.  Our execution of the 2020 MAP to Growth will continue to drive the de-layering and simplification of management and businesses associated with group realignment.  We have implemented four center-led functional areas including manufacturing and operations; procurement and supply chain; information technology; and accounting and finance.

Our 2020 MAP to Growth optimizes our manufacturing facilities and will ultimately provide more efficient plant and distribution facilities.  Through the balance sheet date, in association with our 2020 MAP to Growth, we have completed, or are in the process of completing, the planned closure of 22 plants and 25 warehouses.  We also expect to incur additional severance and benefit costs as part of our planned closure of these facilities.

Throughout the remaining phases of our 2020 MAP to Growth, we will continue to assess and identify areas of improvement and cost savings.  As such, the final implementation of the aforementioned phases and total expected costs are subject to change.  In addition to the announced plan, we have continued to broaden the scope of our 2020 MAP to Growth, specifically in consolidation of the general and administrative areas, potential outsourcing, as well as additional future plant closures and consolidations, the estimated costs of which have not yet been finalized.  The current total expected costs associated with this plan are outlined in the table below and remained flat compared to our prior quarter estimate, reflecting decreases in expected severance and benefit costs of approximately $4.3 million, offset by increases in expected other asset write-offs and facility closure and other related costs of $3.8 million and $0.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

A summary of the charges recorded in connection with restructuring by reportable segment during is as follows:

	Year Ended	Year Ended	Year Ended	Cumulative Costs	Total Expected
(in thousands)	May 31, 2020	May 31, 2019	May 31, 2018	to Date	Costs
CPG Segment:
Severance and benefit costs (a)	$6,866	$9,459	$1,769	$18,094	$22,243
Facility closure and other related costs	1,508	1,924	1,045	4,477	7,140
Other asset write-offs	352	215	1,373	1,940	2,024
Total Charges	$8,726	$11,598	$4,187	$24,511	$31,407

PCG Segment:
Severance and benefit costs (b)	$6,973	$6,012	$400	$13,385	$17,073
Facility closure and other related costs	1,873	3,474	-	5,347	7,349
Other asset write-offs	248	353	-	601	908
Total Charges	$9,094	$9,839	$400	$19,333	$25,330

Consumer Segment:
Severance and benefit costs (c)	$3,089	$1,726	$5,652	$10,467	$11,493
Facility closure and other related costs	2,245	1,553	5,139	8,937	10,137
Other asset write-offs	4,094	25	-	4,119	4,119
Total Charges	$9,428	$3,304	$10,791	$23,523	$25,749

SPG Segment:
Severance and benefit costs (d)	$1,592	$5,338	$-	$6,930	$8,267
Facility closure and other related costs	2,922	1,244	-	4,166	5,649
Other asset write-offs	119	1,003	-	1,122	1,170
Total Charges	$4,633	$7,585	$-	$12,218	$15,086

Corporate/Other Segment:
Severance and benefit costs (e)	$1,227	$9,984	$2,136	$13,347	$13,347
Total Charges	$1,227	$9,984	$2,136	$13,347	$13,347

Consolidated:
Severance and benefit costs	$19,747	$32,519	$9,957	$62,223	$72,423
Facility closure and other related costs	8,548	8,195	6,184	22,927	30,275
Other asset write-offs	4,813	1,596	1,373	7,782	8,221
Total Charges	$33,108	$42,310	$17,514	$92,932	$110,919

a)

Severance and benefit costs are associated with the elimination of 112 positions, 109 positions and 27 positions during fiscal 2020, 2019 and 2018, respectively.   Additionally, $0.2 million included in the fiscal year 2019 charges are associated with the prior elimination of one position within the legal function during fiscal 2018.

b)	Severance and benefit costs are associated with the elimination of 161 positions, 114 positions and one position during fiscal 2020, 2019 and 2018, respectively.
c)	Severance and benefit costs are associated with the elimination of 92 positions, 21 positions and 155 positions during fiscal 2020, 2019 and 2018, respectively.
d)	Severance and benefit costs are associated with the elimination of 94 positions and 130 positions during fiscal 2020 and 2019, respectively. There were no such charges in fiscal 2018.
e)

Severance and benefit costs are associated with the elimination of two positions during fiscal 2020.  Also reflects fiscal 2019 charges related to the severance of two corporate executives, as well as accelerated vesting of equity awards for two corporate executives, four SPG segment executives and three CPG segment executives in connection with the aforementioned restructuring activities. There were no such charges in fiscal 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

A summary of the activity in the restructuring reserves related to the 2020 MAP to Growth plan is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2018	$9,957	$6,184	$1,373	$17,514
Additions charged to expense	32,519	8,195	1,596	42,310
Cash payments charged against reserve	(31,219)	(3,019)	-	(34,238)
Non-cash charges included above (f)	(6,420)	(3,503)	(2,969)	(12,892)
Balance at May 31, 2019	$4,837	$7,857	$-	$12,694
Additions charged to expense	19,747	8,548	4,813	33,108
Cash payments charged against reserve	(17,038)	(9,239)	-	(26,277)
Non-cash charges included above (f)	(189)	(1,286)	(4,813)	(6,288)
Balance at May 31, 2020	$7,357	$5,880	$-	$13,237

(f)	Non-cash charges primarily include accelerated vesting of equity awards and asset-write offs.

In connection with our 2020 MAP to Growth, during fiscal 2020, we incurred approximately $16.3 million, $3.2 million, $0.7 million and $0.1 million of inventory-related charges at our Consumer, PCG, CPG and SPG segments, respectively.  All of the aforementioned inventory-related charges were the result of the exit of a business or product line and SKU rationalization initiatives in connection with our overall plan of restructuring, and are recorded in cost of sales in our Consolidated Statements of Income.

In connection with our 2020 MAP to Growth, during fiscal 2019, we incurred approximately $1.0 million, $9.0 million and $2.1 million of inventory-related charges at our CPG, PCG and Consumer segments, respectively.  The inventory-related charges are partially offset by a favorable adjustment of approximately $0.2 million to the previous write-off at our Consumer segment.  All of the aforementioned inventory-related charges were the result of the exit of a business or product line and SKU rationalization initiatives in connection with our overall plan of restructuring, and are recorded in cost of sales in our Consolidated Statements of Income.

In connection with the 2020 MAP to Growth, during fiscal 2018, we incurred approximately $36.5 million of inventory-related charges at our Consumer segment and approximately $1.2 million at our CPG segment, all of which were recorded in cost of sales in our Consolidated Statements of Income.  These inventory charges were the result of product line and SKU rationalization that was initiated in the fourth quarter of fiscal 2018 by new leadership within the Consumer segment. Refer to Note A(10) for additional information.

NOTE C — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reportable segment, for the years ended May 31, 2020 and 2019, are as follows:

	CPG	PCG	Consumer	SPG
(In thousands)	Segment	Segment	Segment	Segment	Total
Balance as of June 1, 2018	$372,033	$186,775	$477,718	$155,648	$1,192,174
Acquisitions	47,151	4,314	25,994		77,459
Translation adjustments & other	(11,755)	(5,830)	(4,325)	(1,961)	(23,871)
Balance as of May 31, 2019	407,429	185,259	499,387	153,687	1,245,762
Acquisitions	14,689	3,023		10,352	28,064
Translation adjustments & other (1)	(16,764)	(2,878)	(3,169)	(949)	(23,760)
Balance as of May 31, 2020	$405,354	$185,404	$496,218	$163,090	$1,250,066

(1)	Activity includes a $2.3 million decrease to goodwill within our Consumer segment related to adjustments to preliminary purchase price allocations, primarily due to deferred tax adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

Total accumulated goodwill impairment losses were $156.3 million at May 31, 2020.  Of the accumulated balance, $141.4 million was recorded during the fiscal year ended May 31, 2017 by a reporting unit that at the time was included in our Consumer segment and is now included in our SPG segment, and $14.9 million was recorded during the fiscal year ended May 31, 2009 by a reporting unit that at the time was included in our former Industrial reportable segment and is now included in our CPG segment. There were no impairment losses recorded during fiscal 2020, 2019 or 2018.

Other intangible assets consist of the following major classes:

		Gross		Net Other
	Amortization	Carrying	Accumulated	Intangible
(In thousands)	Period (In Years)	Amount	Amortization	Assets
As of May 31, 2020
Amortized intangible assets
Formulae	9 to 33	$230,621	$(160,771)	$69,850
Customer-related intangibles	5 to 33	439,153	(197,752)	241,401
Trademarks/names	5 to 40	30,700	(17,224)	13,476
Other	1 to 33	32,224	(23,281)	8,943
Total Amortized Intangibles		732,698	(399,028)	333,670
Indefinite-lived intangible assets
Trademarks/names		250,710		250,710
Total Other Intangible Assets		$983,408	$(399,028)	$584,380
As of May 31, 2019
Amortized intangible assets
Formulae	9 to 33	$227,208	$(150,091)	$77,117
Customer-related intangibles	5 to 33	413,475	(172,238)	241,237
Trademarks/names	5 to 40	32,998	(16,867)	16,131
Other	1 to 33	36,709	(26,599)	10,110
Total Amortized Intangibles		710,390	(365,795)	344,595
Indefinite-lived intangible assets
Trademarks/names		256,487		256,487
Total Other Intangible Assets		$966,877	$(365,795)	$601,082

The aggregate intangible asset amortization expense for the fiscal years ended May 31, 2020, 2019 and 2018 was $45.6 million, $45.1 million and $43.2 million, respectively. For the next five fiscal years, we estimate annual intangible asset amortization expense related to our existing intangible assets to approximate the following: 2021 — $42.1 million, 2022 — $40.8 million, 2023 — $37.1 million, 2024 — $33.9 million and 2025 — $29.1 million.

Total gross accumulated intangible asset impairment losses were $61.8 million at May 31, 2020, and were recorded in the following fiscal years: 2009 - $0.6 million was recorded by our former Industrial reportable segment; 2017 - $53.0 million was recorded at the time by our Consumer segment; 2018 - There were no impairment losses recorded during fiscal 2018; 2019 - $4.2 million of total  other intangible asset impairment losses were recorded, of which $2.0 million was recorded by our CPG reportable segment for impairment losses on trade names and approximately $2.2 million was recorded by our SPG reportable segment for impairment losses on customer-related intangibles; and 2020 - $4.0 million was recorded in our Consumer reportable segment for impairment losses related to the discontinuation of a trade name, and this amount was included in restructuring expense as this discontinuation occurred in connection with our 2020 MAP to Growth.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

NOTE D — MARKETABLE SECURITIES

The following tables summarize available-for-sale debt securities held at May 31, 2020 and 2019 by asset type:

	Available-For-Sale Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2020
Fixed maturity:
U.S. treasury and other government	$25,462	$1,314	$(40)	$26,736
Corporate bonds	143	43		186
Total available-for-sale debt securities	$25,605	$1,357	$(40)	$26,922

	Available-For-Sale Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2019
Fixed maturity:
U.S. treasury and other government	$24,483	$372	$(308)	$24,547
Corporate bonds	422	43	(3)	462
Total available-for-sale debt securities	$24,905	$415	$(311)	$25,009

Marketable securities are composed of available-for-sale debt securities, marketable equity securities and trading securities and all marketable securities are reported at fair value.  We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

Available-for-sale debt securities are included in other current and long-term assets totaling $7.6 million and $19.3 million at May 31, 2020, respectively, and included in other current and long-term assets totaling $8.6 million and $16.4 million at May 31, 2019, respectively.  Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are considered temporary are recorded as unrealized gains and losses, net of applicable taxes, in accumulated other comprehensive income (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in investment income, net in the period in which the unrealized losses are deemed other than temporary. In order to determine whether other-than-temporary declines in market value have occurred, the duration of the decline in value and our ability to hold the investment are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value.

During fiscal 2019, we adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which requires all unrealized gains and losses on marketable equity securities to be recognized in earnings.  Prior to adoption, marketable equity securities were included in our available-for-sale portfolio and unrealized gains and losses were recognized through other comprehensive (loss) income until realized, at which point we recorded a gain or loss on sale. Subsequent to adoption, unrealized gains and losses on marketable equity securities, as well as realized gains and losses, on sales of marketable equity securities are included in investment (income), net in the Consolidated Statements of Income.  Refer to Note A(15), “Investment (Income), Net,” for further details.  As of May 31, 2020 and 2019, we held approximately $87.1 million and $87.5 million in marketable equity securities, respectively.  Additionally, as of May 31, 2020 and 2019, we held approximately $9.1 million and $12.3 million, respectively, in trading securities in relation to our deferred compensation plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

Summarized below are the available-for-sale debt securities we held at May 31, 2020 and 2019 that were in an unrealized loss position and that were included in accumulated other comprehensive income (loss), aggregated by the length of time the investments had been in that position:

	May 31, 2020		May 31, 2019
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$2,028	$(40)	$11,508	$(311)
Unrealized losses with a loss position for less than 12 months	-	-	806	(2)
Unrealized losses with a loss position for more than 12 months	2,028	(40)	10,702	(309)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. Therefore, we did not recognize any other-than-temporary impairment losses on these investments. The unrealized losses generally relate to investments whose fair values at May 31, 2020 and 2019 were less than 15% below their original cost. From time to time, we may experience significant volatility in general economic and market conditions.

The net carrying values of available-for-sale debt securities at May 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$7,567	$7,581
One year through five years	10,170	10,623
Six years through ten years	6,084	6,591
After ten years	1,784	2,127
	$25,605	$26,922

NOTE E — FAIR VALUE MEASUREMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

Level 3 Inputs — Instruments with primarily unobservable value drivers.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. In addition, with respect to our derivative assets and liabilities measured at fair value, refer to Note F – Derivatives and Hedging for discussion of their classification within the fair value hierarchy.

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2020
Available-for-sale debt securities:
U.S. Treasury and other government		$26,736		$26,736
Corporate bonds		186		186
Total available-for-sale debt securities	-	26,922	-	26,922
Trading and other equity securities:
Stocks-domestic	3,870			3,870
Mutual funds - foreign		28,815		28,815
Mutual funds - domestic		63,536		63,536
Total trading and other equity securities	3,870	92,351	-	96,221
Contingent consideration			(15,682)	(15,682)
Total	$3,870	$119,273	$(15,682)	$107,461

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2019
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$24,547	$-	$24,547
Corporate bonds		462		462
Total available-for-sale debt securities	-	25,009	-	25,009
Trading and other equity securities:
Mutual funds - foreign		32,082		32,082
Mutual funds - domestic		67,739		67,739
Total trading and other equity securities	-	99,821	-	99,821
Contingent consideration			(21,551)	(21,551)
Total	$-	$124,830	$(21,551)	$103,279

Our investments in available-for-sale debt securities, marketable equity securities and trading and other equity securities are valued using a market approach. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors, including the type of instrument, whether the instrument is actively traded and other characteristics particular to the transaction. For most of our financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During fiscal 2020, we paid approximately $6.4 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current year.  During fiscal 2019, we paid approximately $5.2 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during fiscal 2019, and we increased our accrual by $3.0 million related to acquisitions completed during fiscal 2019 and $5.8 million related to fair value adjustments.  These amounts are reported in payments of acquisition-related contingent consideration in the Consolidated Statements of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these financial instruments. At May 31, 2020 and 2019, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of May 31, 2020 and 2019 are as follows:

	At May 31, 2020
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$233,416	$233,416
Marketable equity securities	87,111	87,111
Marketable debt securities	26,922	26,922
Long-term debt, including current portion	2,539,180	2,618,719

	At May 31, 2019
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$223,168	$223,168
Marketable equity securities	87,525	87,525
Marketable debt securities	25,009	25,009
Long-term debt, including current portion	2,525,908	2,526,817

NOTE F — DERIVATIVES AND HEDGING

Derivative Instruments and Hedging Activities

We are exposed to market risks, such as changes in foreign currency exchange rates and interest rates. To manage the volatility related to these exposures, from time to time, we enter into various derivative transactions. We use various types of derivative instruments, including forward contracts and swaps. We formally assess, designate and document, as a hedge of an underlying exposure, each qualifying derivative instrument that will be accounted for as an accounting hedge at inception. Additionally, we assess, both at inception and at least quarterly thereafter, whether the financial instruments used in the hedging transaction are effective at offsetting changes in either the fair values or cash flows of the underlying exposures.

Derivatives Designated as Hedges

In October 2017, as a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we executed a fair value hedge and two cross currency swaps, in which we paid variable rate interest in Euros and receive fixed rate interest in U.S. Dollars with a combined notional amount of approximately €85.25 million ($100 million U.S. Dollar equivalent), and which have a maturity date of November 2022. This effectively converted a portion of our U.S. Dollar denominated fixed-rate debt to Euro denominated variable rate debt. The fair value hedge was recognized at fair value in our Consolidated Balance Sheets, while changes in the fair value of the hedge were recognized in interest expense in our Consolidated Statements of Income. We designated the swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. In February 2020, the fair value hedge and two cross currency swaps agreements were terminated, and we received cash in the amount of $9.3 million, representing the fair value of the swap and interest accrued through the date of termination. Accordingly, hedge accounting was discontinued and a hedge accounting adjustment to our Senior Notes of $1.5 million was recorded and is being amortized to interest expense in the Consolidated Statements of Operations through the termination of the 3.450% Notes in November 2022. Changes in the fair value of the cross currency swaps due to spot foreign exchange rates are recorded as cumulative translation adjustment within AOCI and will remain in AOCI until either the sale or substantially complete liquidation of the hedged subsidiaries.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

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

The following table summarizes the location and effects of the Company’s derivatives instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Operations for gains or losses initially recognized in AOCI in the Consolidated Balance Sheet:

	Pretax gain/(loss) recognized in AOCI				Pretax gain/(loss) reclassified from AOCI into income
(In thousands)	Year Ended May 31,				Year Ended May 31,
Derivatives in hedging relationships	2020	2019	2018	Income Statement Location	2020	2019	2018
Interest Rate Swap (Cash Flow)	$(7,998)	$-	$-	Interest Expense	$170	$-	$-
Cross Currency Swap (Cash Flow)	(2,254)	-	-	Interest Expense	554	-	-
Cross Currency Swap (Cash Flow)	-	-	-	Foreign Exchange Gain/(Loss)	(2,654)	-	-
Cross Currency Swap (Net Investment)	1,866	4,998	(769)	Gain or (loss) on sale of subsidiary	-	-	-
Total	$(8,386)	$4,998	$(769)		$(1,930)	$-	$-

Derivatives Not Designated as Hedges

At May 31, 2020 and 2019, we held one foreign currency forward contract, which was designed to reduce our exposure to changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows.  This contract has not been designated as a hedge; therefore, the changes in fair value of this derivative is recognized in earnings as a component of other (income) expense. Amounts recognized in earnings did not have a material impact on our Consolidated Financial Statements for any period presented. As of May 31, 2020 and May 31, 2019, the notional amounts of the forward contract held to purchase foreign currencies was $63.2 million and $38.7 million, respectively.

Disclosure About Derivative Instruments

All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, foreign currency rates, as well as future and basis point spreads, as applicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

The fair values of qualifying and non-qualifying instruments used in hedging transactions as of May 31, 2020 and May 31, 2019 are as follows:

(In thousands)			Fair Value
Derivatives Designated as Hedging Instruments		Balance Sheet Location	May 31, 2020	May 31, 2019
Assets:
	Interest Rate Swap (Fair Value)	Other Current Assets	$-	$513
	Cross Currency Swap (Net Investment)	Other Current Assets	5,352	2,482
	Cross Currency Swap (Cash Flow)	Other Current Assets	750	-
	Cross Currency Swap (Net Investment)	Other Assets (Long-Term)	12,409	6,163
Liabilities:
	Interest Rate Swap (Fair Value)	Other Accrued Liabilities	-	230
	Interest Rate Swap (Cash Flow)	Other Accrued Liabilities	2,981	-
	Cross Currency Swap (Net Investment)	Other Accrued Liabilities	294	-
	Cross Currency Swap (Net Investment)	Other Long-Term Liabilities	18,204	4,276
	Cross Currency Swap (Cash Flow)	Other Long-Term Liabilities	3,608	-
	Interest Rate Swap (Cash Flow)	Other Long-Term Liabilities	5,187	-

(In thousands)			Fair Value
Derivatives Not Designated as Hedging Instruments		Balance Sheet Location	May 31, 2020	May 31, 2019
Assets:
	Foreign Currency Exchange	Other Current Assets	$-	$51
Liabilities:
	Foreign Currency Exchange	Other Accrued Liabilities	53	-

NOTE G — BORROWINGS

A description of long-term debt follows:

May 31,	2020	2019
(In thousands)
Revolving credit facility with a syndicate of banks, through October 31, 2023(1)	$419,317	$336,442
Accounts receivable securitization program with two banks, through May 21, 2021 (2)	79,756	99,887
Unsecured 6.125% senior notes due October 15, 2019(3)	-	450,454
Unsecured 3.45% senior notes due November 15, 2022 (8)	300,615	299,257
Unsecured $100M Term Loan due February 21, 2023	99,810
Unsecured $300M Term Loan due February 21, 2023	299,431
Unsecured 3.75% notes due March 15, 2027 (4)	397,058	396,586
Unsecured 4.55% senior notes due March 1, 2029(5)	346,514	346,006
Unsecured 5.25% notes due June 1, 2045(6)	298,668	298,589
Unsecured 4.25% notes due January 15, 2048 (7)	296,590	296,467
Other obligations, including finance leases and unsecured notes payable at various rates of interest due in installments through 2021	1,421	2,220
	2,539,180	2,525,908
Less: current portion	80,890	552,446
Total Long-Term Debt, Less Current Maturities	$2,458,290	$1,973,462

(1)

Interest at May 31, 2020 was tied to LIBOR and averaged 1.5505% for USD denominated debt ($218,281), 1.4650% for AUD denominated debt ($37,199) and 1.3750% on EUR denominated debt ($167,537).  Interest at May 31, 2019 was tied to LIBOR and averaged 3.6805% for USD denominated debt ($14,268), 2.69% for AUD denominated debt ($34,558), 3.23% on CAD denominated debt ($131,738) and 1.25% on EUR denominated debt ($159,745).  At May 31, 2020 and 2019, the revolving credit facility is adjusted for debt issuance costs, net of amortization, for approximately $3.7 million and $3.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

(2)	At May 31, 2020 and 2019, the accounts receivable securitization program is adjusted for debt issuance cost, net of amortization, for approximately $0.2 million and $0.1 million, respectively.
(3)

Includes the combination of the October 2009 initial issuance of $300.0 million aggregate principal amount and the May 2011 issuance of an additional $150.0 million aggregate principal amount of these notes.  The effective interest rate on the notes issued in October 2009, including the amortization of the discount, was 6.139%.  The additional $150.0 million aggregate principal amount of the notes due 2019 issued in May 2011 was adjusted for the unamortized premium received at issuance, which approximated $0.7 million at May 31, 2019.  The premium effectively increased the proceeds from the financing.  The effective interest rate on the $150.0 million notes issued in May 2011 is 4.934%. At May 31, 2019, the notes were adjusted for debt issuance costs, net of amortization, for approximately $0.2 million. During the second quarter of fiscal 2020, we used funds from our revolving credit facility to pay off our $450 million, 6.125% notes due in October 2019.

(4)

The $400.0 million face amount of the notes due 2027 is adjusted for the amortization of the original issue discount, which approximated $0.3 million and $0.4 million at May 31, 2020 and 2019, respectively.  The original issue discount effectively reduced the ultimate proceeds from the financing.  The effective interest rate on the notes, including the amortization of the discount, is 3.767%.  At May 31, 2020 and 2019, the notes are adjusted for debt issuance costs, net of amortization, for approximately $2.6 million and $3.0 million, respectively.

(5)

The $350.0 million aggregate principal amount of the notes due 2029 is adjusted for the amortization of the original issue discount, which approximated $0.5 million at May 31, 2020 and 2019. The original issue discount effectively reduced the ultimate proceeds from the financing. The effective interest rate on the notes, including the amortization of the discount, was 4.568%.  At May 31, 2020 and 2019, the notes were adjusted for debt issuance costs, net of amortization, for approximately $3.0 million and $3.5 million, respectively.

(6)

The $250.0 million face amount of the notes due 2045 is adjusted for the amortization of the original issue discount, which approximated $1.4 million at May 31, 2020 and 2019. The original issue discount effectively reduced the ultimate proceeds from the financing. The effective interest rate on the notes, including the amortization of the discount, is 5.29%. In March 2017, as a further issuance of the 5.25% notes due 2045, we closed an offering of $50.0 million aggregate principal, which is adjusted for the unamortized premium received at issuance, which approximated $2.9 million and $3.0 million at May 31, 2020 and 2019, respectively.  The premium effectively increased the proceeds from the financing.  The effective interest rate on the $50.0 million notes issued March 2017 is 4.839%.  At May 31, 2020 and 2019, the notes are adjusted for debt issuance costs, net of amortization, for approximately $2.9 million and $3.0 million, respectively.

(7)

The $300.0 million face amount of the notes due 2048 is adjusted for the debt issuance cost, net of amortization, which approximated $3.4 million and $3.5 million at May 31, 2020 and 2019, respectively. The effective interest rate on the notes is 4.25%.

(8)

The $300.0 million face amount of the notes due 2022 is adjusted for the amortization of the original issue discount and mark-to-market derivative asset of approximated $0.1 million and ($1.3 million) at May 31, 2020 and approximated $0.1 million and ($0.3 million) at May 31, 2019, respectively.  The original issue discount effectively reduced the ultimate proceeds from the financing.  The effective interest rate on the notes, including the amortization of the discount, is 3.465%.  At May 31, 2020 and 2019, the notes are reduced by debt issuance costs, net of amortization, for approximately $0.6 million and $0.9 million, respectively.

The aggregate maturities of long-term debt for the five years subsequent to May 31, 2020 are as follows: 2021 — $80.9 million; 2022 — $0.3 million; 2023 — $700.6 million; 2024 — $419.3 million; 2025 — $0.0 million and thereafter $1,338.1 million.  Additionally, at May 31, 2020, we had unused lines of credit totaling $1,046.9 million.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1,280.4 million at May 31, 2020. Our debt-to-capital ratio was 66.8% at May 31, 2020, compared with 64.2% at May 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

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

On April 30, 2020, we amended both our Revolving Credit Facility and the New Credit Facility (see “Term Loan Facility Credit Agreement” section below for further details) to allow the maximum permitted Net Leverage Ratio to be increased from 3.75 to 1.00 to 4.25 to 1 for four consecutive fiscal quarters following notice to the Administrative Agent on or before June 30, 2021 and the payment of a ten basis point fee (“Increased Net Leverage Ratio Period”). Such increase is in addition to any increase requested by the Company in the maximum permitted Net Leverage Ratio following a Material Acquisition (any acquisition for which the aggregate consideration is $100.0 million or greater).  During an Increased Net Leverage Ratio Period, the Euro-Rate Spread on loans under the Revolving Credit Facility shall be increased to 1.75% and the Base Rate Spread shall be 0.75% until the first day of the month following the Increased Net Leverage Ratio Period: provided, however, if at any time during an Increased Net Leverage  Ratio, all three rating agencies rate the Company as non-investment grade, the Euro-Rate Spread shall be 2.00% and the Base Rate Spread shall be 1.0% in each case until earlier of the first day of the month after the Increased Net Leverage Ratio or the date on which at least one rating agency rates the Company as investment grade.  As of May 31, 2020, we have not provided any notice to the Administrative Agent to trigger this provision of the agreement.

The Revolving Credit Facility requires us to comply with various customary affirmative and negative covenants, including a leverage covenant (i.e., Net Leverage Ratio) and interest coverage ratio, which are calculated in accordance with the terms as defined by the credit agreement.  Under the terms of the leverage covenant, we may not permit our leverage ratio for total indebtedness to consolidated EBITDA for the four most recent fiscal quarters to exceed 3.75 to 1.0.  During certain periods and per the terms of the Revolving Credit Facility, this ratio may be increased to 4.25 to 1.0 in the event of an acquisition for which the aggregate consideration is $100.0 million or greater, or under the Increased Net Leverage Ratio Period.  The minimum required consolidated interest coverage ratio for EBITDA to interest expense is 3.50 to 1.  The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended using EBITDA as defined in the Revolving Credit Facility.

As of May 31, 2020, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 2.89 to 1, while our interest coverage ratio was 8.31 to 1. Our available liquidity under our Revolving Credit Facility stood at $877.0 million at May 31, 2020.

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

Accounts Receivable Securitization Program

On May 9, 2014, we entered into a $200.0 million accounts receivable securitization facility (the “AR Program”) which was subsequently amended on May 22, 2020 to a maximum availability of $250.0 million and an extended facility termination date of May 21, 2021. The AR Program was entered into pursuant to (1) a second amended and restated receivables sales agreement, dated as of May 9, 2014, and subsequently amended on August 29, 2014; November 3, 2015; December 31, 2016; and March 31, 2017 (the “Sale Agreement”), among certain of our subsidiaries (the “Originators”), and RPM Funding Corporation, a special purpose entity (the “SPE”) whose voting interests are wholly owned by us, and (2) an amended and restated receivables purchase agreement, dated as of May 9, 2014 and subsequently amended on February 25, 2015 and May 2, 2017 and May 22, 2020 (the “Purchase Agreement”), among the SPE, certain purchasers from time to time party thereto (the “Purchasers”), and PNC Bank, National Association as administrative agent.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

transactions contemplated by the AR Program do not constitute a form of off-balance sheet financing and will be fully reflected in our financial statements.

The maximum availability under the AR Program is $250.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Program.  As of May 31, 2020, there was $80.0 million outstanding balance under the AR Program, which compares with the maximum availability on that date of $250.0 million.

The interest rate under the Purchase Agreement is based on the Alternate Base Rate, LIBOR Market Index Rate, one-month LIBOR or LIBOR for a specified tranche period, as selected by us, plus in each case, a margin of 0.95%. In addition, as set forth in an Amended and Restated Fee Letter, dated May 22, 2020 (the “Fee Letter”), the SPE is obligated to pay a monthly unused commitment fee to the Purchasers based on the daily amount of unused commitments under the Agreement, which ranges from 0.30% to 0.50% based on usage.  The AR Program contains various customary affirmative and negative covenants and also contains customary default and termination provisions.

Our failure to comply with the covenants described above and other covenants contained in the Revolving Credit Facility section above could result in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Revolving Credit Facility to be due and payable. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that, under certain circumstances, an event of default that results in acceleration of our indebtedness under the Revolving Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable.

3.45% Notes due 2022

On October 23, 2012, we sold $300 million aggregated principal amount of 3.45% Notes due 2022.  The net proceeds of $297.7 million from this offering were used to repay short-term borrowings outstanding under our revolving credit facility.

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

The New Credit Facility contains customary covenants, including but not limited to, limitations on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, make certain investments, or sell or transfer assets. Additionally, we may not permit (i) our consolidated interest coverage ratio to be less than 3.5 to 1.0, or (ii) our leverage ratio (defined as the ratio of total indebtedness, less unencumbered cash and cash equivalents in excess of $50 million, to consolidated EBITDA for the four most recent fiscal quarters) to exceed 3.75 to 1.0. Upon notification to the lenders, however, the maximum permitted leverage ratio can be relaxed to 4.25 to 1.0 for a one-year period in connection with certain material acquisitions. In addition, the agreement was amended on April 30, 2020 to allow the maximum permitted Net Leverage Ratio to be increased to 4.25 to 1 during certain periods (refer to the “Revolving Credit Agreement”).  The covenants contained in the New Credit Facility are substantially similar to those contained in our Revolving Credit Facility.  See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at May 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

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

We completed the redemption of all $205.0 million aggregate principal amount of our outstanding Convertible Notes on November 27, 2018 (the “Redemption Date”).  The redemption price for the Convertible Notes was equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest until, but excluding, the Redemption Date.  As a result of the issuance of the notice of redemption, the Convertible Notes became convertible at any time prior to the close of business on November 26, 2018.  The conversion rate was 19.221062 shares of RPM common stock per $1,000 original principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $52.12 per share (subject to adjustment in accordance with the terms of the Indenture).  In accordance with the provisions of the indenture for the Convertible Notes, we elected to settle the Convertible Notes surrendered for conversion through a combination settlement of cash and shares of RPM common stock. In settlement of those conversions, we paid an aggregate of approximately $204.6 million in cash, including cash in lieu of fractional shares, and issued 598,601 shares of RPM common stock in the aggregate.

NOTE H — INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Act”).  The income tax effects of changes in tax laws are recognized in the period when enacted.  Generally, the more significant provisions of the Act that impacted us for the year ended May 31, 2018 included the reduction in the U.S. corporate income tax rate from 35% to 21% and the creation of a territorial tax system (with a one-time mandatory tax on previously unremitted foreign earnings).  The corporate tax rate reduction was effective for RPM as of January 1, 2018 and, accordingly, reduced our fiscal year 2018 federal statutory tax rate to a blended rate of 29.2%.  The significant provisions of the Act that impact us for fiscal 2019, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

thereafter, include the full federal statutory rate reduction to 21%, the repeal of the domestic production activities deduction and the provisions of the Act that subject us to current U.S. tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries and allows a benefit for foreign-derived intangible income (“FDII”).

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

During fiscal 2019, we completed our assessment of the accounting for the impact of Act.  As a result of this assessment, we recorded an income tax benefit of $8.1 million, which was comprised of a $6.3 million benefit for the re-measurement of certain U.S. deferred tax assets and liabilities and a $1.8 million benefit resulting from the reduction of the transition tax on unremitted earnings from foreign subsidiaries.

For the year ended May 31, 2020, the provision for income taxes is calculated in accordance with ASC 740, which requires the recognition of deferred income taxes using the asset and liability method.

Income before income taxes as shown in the Consolidated Statements of Income is summarized below for the periods indicated.

Year Ended May 31,	2020	2019	2018
(In thousands)
United States	$317,290	$215,201	$228,976
Foreign	90,474	124,644	188,072
Income Before Income Taxes	$407,764	$339,845	$417,048

Provision (benefit) for income taxes consists of the following for the periods indicated:

Year Ended May 31,	2020	2019	2018
(In thousands)
Current:
U.S. federal	$65,195	$20,388	$27,206
State and local	17,743	8,623	8,617
Foreign	31,894	37,713	52,658
Total Current	114,832	66,724	88,481
Deferred:
U.S. federal	(19,212)	15,298	(8,054)
State and local	(3,031)	1,414	4,832
Foreign	10,093	(11,278)	(7,468)
Total Deferred	(12,150)	5,434	(10,690)
Provision for Income Taxes	$102,682	$72,158	$77,791

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

The significant components of deferred income tax assets and liabilities as of May 31, 2020 and 2019 were as follows:

	2020	2019
(In thousands)
Deferred income tax assets related to:
Inventories	$12,341	$8,970
Allowance for losses	4,294	7,524
Accrued compensation and benefits	14,686	14,364
Accrued other expenses	15,107	17,036
Other long-term liabilities	22,030	15,947
Credit and net operating and capital loss carryforwards	65,994	63,395
Net unrealized loss on securities	16,892	12,391
Pension and other postretirement benefits	76,147	42,991
Total Deferred Income Tax Assets	227,491	182,618
Less: valuation allowances	(66,855)	(55,274)
Net Deferred Income Tax Assets	160,636	127,344
Deferred income tax (liabilities) related to:
Depreciation	(70,588)	(72,387)
Amortization of intangibles	(109,926)	(116,097)
Unremitted foreign earnings	(8,781)	(18,795)
Total Deferred Income Tax (Liabilities)	(189,295)	(207,279)
Deferred Income Tax Assets (Liabilities), Net	$(28,659)	$(79,935)

At May 31, 2020, we had U.S. capital loss carryforwards of approximately $47.0 million, of which $43.4 million will expire if not used by the end of our fiscal year 2022, with the balance expiring if unused by the end of our fiscal year 2025. Also, as of May 31, 2020, we had foreign tax credit carryforwards of $23.4 million, which expire through fiscal 2030.  Additionally, as of May 31, 2020, we had approximately $6.1 million of tax benefits associated with state net operating loss carryforwards and state tax credit carryforwards, which expire at various dates beginning in fiscal 2021. Also, as of May 31, 2020, we had foreign net operating loss carryforwards of approximately $152.5 million, of which approximately $8.3 million will expire at various dates beginning in fiscal 2021 and approximately $144.2 million that have an indefinite carryforward period. Additionally, as of May 31, 2020, we had foreign capital loss carryforwards of approximately $29.0 million that can be carried forward indefinitely.

When evaluating the realizability of deferred income tax assets, we consider, among other items, whether a jurisdiction has experienced cumulative pretax losses and whether a jurisdiction will generate the appropriate character of income to recognize a deferred income tax asset.  More specifically, if a jurisdiction experiences cumulative pretax losses for a period of three years, including the current fiscal year, or if a jurisdiction does not have sufficient income of the appropriate character in the relevant carryback or projected carryforward periods, we generally conclude that it is more likely than not that the respective deferred tax asset will not be realized unless factors such as expected operational changes, availability of prudent and feasible tax planning strategies, reversal of taxable temporary differences or other information exists that would lead us to conclude otherwise.  If, after we have evaluated these factors, the deferred income tax assets are not expected to be realized within the carryforward or carryback periods allowed for that jurisdiction, we would conclude that a valuation allowance is required.

Total valuation allowances of approximately $66.9 million and $55.3 million have been recorded as of May 31, 2020 and 2019, respectively.  These recorded valuation allowances relate primarily to U.S. capital losses, state net operating losses and certain foreign net operating losses, net foreign deferred tax assets and foreign tax credit carryforwards. The year-over-year increase in valuation allowances is primarily attributable to foreign tax credit carryforwards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

The following table reconciles income tax expense (benefit) computed by applying the U.S. statutory federal income tax rate against income (loss) before income taxes to the provision (benefit) for income taxes:

Year Ended May 31,	2020	2019	2018
(In thousands, except percentages)
Income tax expense at the U.S. statutory federal income tax rate	$85,630	$71,367	$121,812
Impact of foreign operations	3,433	(1,571)	(16,276)
State and local income taxes, net	11,651	7,224	9,520
Impact of GILTI provisions	3,051	5,772
Domestic manufacturing deduction		-	(4,839)
Nondeductible business expense	2,005	2,259	2,473
Valuation allowance	14,008	7,021	(5,235)
Deferred tax liability for unremitted foreign earnings	(5,527)	-	(77,970)
Changes in unrecognized tax benefits	1,292	(8,480)
Other	(3,351)	1,195	737
FY19 GILTI impact of issued regulations	(4,348)
Equity-based compensation	(5,162)	(4,496)	(4,652)
Transition tax liability		(1,868)	67,899
Remeasurement of U.S. deferred income taxes		(6,265)	(15,678)
Provision for Income Tax Expense	$102,682	$72,158	$77,791
Effective Income Tax Rate	25.2%	21.2%	18.7%

Uncertain income tax positions are accounted for in accordance with ASC 740.  The following table summarizes the activity related to unrecognized tax benefits:

(In millions)	2020	2019	2018
Balance at June 1	$8.1	$14.1	$13.2
Additions based on tax positions related to current year	-	0.1	5.1
Additions for tax positions of prior years	2.0	2.0	-
Reductions for tax positions of prior years	(0.9)	(7.9)	(4.5)
Foreign currency translation	(0.2)	(0.2)	0.3
Balance at May 31	$9.0	$8.1	$14.1

The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $8.6 million at May 31, 2020, $7.7 million at May 31, 2019 and $13.6 million at May 31, 2018.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At May 31, 2020, 2019 and 2018, the accrual for interest and penalties was $2.9 million, $3.0 million and $2.8 million, respectively. Unrecognized tax benefits, including interest and penalties, have been classified as other long-term liabilities unless expected to be paid in one year.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. The Internal Revenue Service has completed examinations of our 2015 and 2016 federal income tax returns which resulted in an inconsequential reduction to our 2015 federal income tax liability and no changes to our 2016 federal income tax liability.  Although not currently under examination, the statutory audit period for our 2014 federal tax return remains open. Further, with limited exceptions, we are generally subject to state and local or non-U.S. income tax examinations by tax authorities for the fiscal years 2013 through 2019.

We are currently under examination, or have been notified of an upcoming tax examination, for various non-U.S. and domestic state and local jurisdictions.  Although it is possible that certain tax examinations could be resolved during the next 12 months, the timing and outcomes are uncertain.

Our deferred tax liability for unremitted foreign earnings was adjusted to $18.8 million as of May 31, 2019. The $18.8 million deferred tax liability represented our estimate of the foreign tax cost associated with the remittance of $413.3 million of foreign earnings that were not considered to be permanently reinvested. As of May 31, 2020, the amount of these earnings has decreased to approximately $407.4 million and the related deferred tax liability, which represents the estimated tax cost to repatriate these earnings, was adjusted to $12.1 million.  The reduction to the deferred tax liability is primarily due to the impact of foreign exchange and the elimination of withholding taxes on certain of our foreign earnings not considered permanently reinvested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

We have not provided for U.S. income taxes or foreign withholding taxes on the remaining $905.1 million of foreign unremitted earnings because such earnings have been retained and reinvested by the foreign subsidiaries as of May 31, 2020. Accordingly, no provision has been made for U.S. income taxes or foreign withholding taxes, which may become payable if the remaining unremitted earnings of foreign subsidiaries were distributed to the U.S. Due to the uncertainties and complexities involved in the various options for repatriation of foreign earnings, it is not practical to calculate the deferred taxes associated with the remaining foreign earnings.

NOTE I — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion. As announced on November 28, 2018, our goal is to return $1.0 billion in capital to stockholders by May 31, 2021 through share repurchases.  On April 16, 2019, after taking into account share repurchases under our existing stock repurchase program to date, our Board of Directors authorized the repurchase of the remaining $600.0 million in value of RPM International Inc. common stock by May 31, 2021.  As a result, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the stock repurchase program at any time. During the fiscal year ended May 31, 2020, we repurchased 2,041,847 shares of our common stock at a cost of approximately $125.0 million, or an average cost of $61.22 per share, under this program.  During the fiscal year ended May 31, 2019, we repurchased 3,286,907 shares of our common stock at a cost of approximately $200.2 million, or an average cost of $60.92 per share, under this program.  During the fiscal year ended May 31, 2018, we did not repurchase any shares of our common stock under this program.  Given recent macroeconomic uncertainty resulting from the Covid-19 pandemic, we have suspended our stock repurchase program.

NOTE J — STOCK-BASED COMPENSATION

Stock-based compensation represents the cost related to stock-based awards granted to our employees and directors; these awards include restricted stock, restricted stock units, performance stocks, performance stock units and SARs. We grant stock-based incentive awards to our employees and/or our directors under various share-based compensation plans. The plan that is active or provides for stock option grants or share-based payment awards is the Amended and Restated 2014 Omnibus Equity and Incentive Plan (the “2014 Omnibus Plan”), which includes provisions for grants of restricted stock, restricted stock units, performance stock, performance stock units and SARs.  Other plans, which provide for restricted stock grants only, include the 2003 Restricted Stock Plan for Directors (the “2003 Plan”) and the 2007 Restricted Stock Plan (the “2007 Plan”).

We measure stock-based compensation cost at the date of grant, based on the estimated fair value of the award. We recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the related vesting period.

The following table represents total stock-based compensation expense included in our Consolidated Statements of Income:

Year Ended May 31,	2020	2019	2018
(In thousands)
Stock-based compensation expense, included in SG&A	$19,789	$31,154	$25,440
Stock-based compensation expense, included in restructuring expense	116	4,283	2,136
Total stock-based compensation cost	19,905	35,437	27,576
Income tax (benefit)	(2,784)	(6,937)	(7,178)
Total stock-based compensation cost, net of tax	$17,121	$28,500	$20,398

SARs

SARs are awards that allow our employees to receive shares of our common stock at a fixed price. We grant SARs at an exercise price equal to the stock price on the date of the grant. The fair value of SARs granted is estimated as of the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options granted is derived from the input of the option-pricing model and represents the period of time that options granted are expected to be outstanding. Expected volatility rates are based on historical volatility of shares of our common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

The following is a summary of our weighted-average assumptions related to SARs grants made during the last three fiscal years:

Year Ended May 31,	2020	2019	2018
Risk-free interest rate	1.9%	2.9%	2.2%
Expected life of option	6.5 yrs	6.5 yrs	7.0 yrs
Expected dividend yield	2.3%	2.1%	2.2%
Expected volatility rate	22.4%	25.2%	26.2%

The 2014 Omnibus Plan was approved by our stockholders on October 9, 2014,and amendments to the 2014 Omnibus Plan were subsequently approved by our stockholders in 2018 and 2019.  The 2014 Omnibus Plan provides us with the flexibility to grant a wide variety of stock and stock-based awards, as well as dollar-denominated performance-based awards, and is intended to be the primary stock-based award program for covered employees. A wide variety of stock and stock-based awards, as well as dollar-denominated performance-based awards, may be granted under these plans. SARs are issued at fair value at the date of grant, have up to ten-year terms and have graded-vesting terms over four years. Compensation cost for these awards is recognized on a straight-line basis over the related vesting period. Currently all SARs outstanding are to be settled with stock. As of May 31, 2020, there were 2,482,500 SARs outstanding.

The following table summarizes option and share-based payment activity (including SARs) under these plans during the fiscal year ended May 31, 2020:

	2020
Share-Based Payments	Weighted Average Exercise Price	Number of Shares Under Option
(Shares in thousands)
Balance at June 1, 2019	$46.44	3,097
Options granted	62.17	340
Options exercised	43.10	(955)
Balance at May 31, 2020	49.88	2,482
Exercisable at May 31, 2020	$44.15	1,520

SARs	2020	2019	2018
(In millions, except per share amounts)
Weighted-average grant-date fair value per SAR	$11.59	$14.08	$12.90
Intrinsic value of options exercised	$9.62	$9.29	$11.10
Tax benefit from options exercised	$5.94	$3.21	$3.40
Fair value of SARS vested	$12.27	$9.30	$6.50

At May 31, 2020, the aggregate intrinsic value and weighted-average remaining contractual life of options outstanding was $61.8 million and 6.11 years, respectively, while the aggregate intrinsic value and weighted-average remaining contractual life of options exercisable was $46.6 million and 4.85 years, respectively.

At May 31, 2020, the total unamortized stock-based compensation expense related to SARs that were previously granted was $7.9 million, which is expected to be recognized over 2.30 years.  We anticipate that approximately 2.5 million shares at a weighted-average exercise price of $49.86 and a weighted-average remaining contractual term of 6.1 years will ultimately vest under these plans.

Restricted Stock Plans

We also grant stock-based awards, which may be made in the form of restricted stock, restricted stock units, performance stock and performance stock units. These awards are granted to eligible employees or directors, and entitle the holder to shares of our common stock as the award vests. The fair value of the awards is determined and fixed based on the stock price at the date of grant. A description of our restricted stock plans follows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

Under the 2014 Omnibus Plan, a total of 6,000,000 shares of our common stock may be subject to awards.  Of those issuable shares, up to 3,000,000 shares of common stock may be subject to “full-value” awards.  In October 2019, shareholders approved an amendment to the 2014 Omnibus Plan making an additional 5,000,000 shares of common stock subject to awards.  After approval, 6,100,427 shares were available for new awards.  Of those additional issuable shares, 2,250,000 shares may be subject to “full-value” awards similar to those issued under the 2014 Omnibus Plan.

The following table summarizes the share-based performance-earned restricted stock (“PERS”) and performance stock units (“PSUs”) activity during the fiscal year ended May 31, 2020:

	Weighted-Average
	Grant-Date
	Fair Value	2020
(Shares in thousands)
Balance at June 1, 2019	$54.90	829
Shares granted	63.52	405
Shares forfeited	55.80	(8)
Shares vested	51.11	(361)
Balance at May 31, 2020	$60.51	865

The weighted-average grant-date fair value was $63.52, $60.36 and $52.26 for the fiscal years ended May 31, 2020, 2019 and 2018, respectively.  The restricted stock and performance stock cliff vest after three years.  Nonvested restricted shares of common stock under the 2014 Omnibus Plan are eligible for dividend payments, while performance stock units are not eligible for dividend payments. At May 31, 2020, remaining unamortized deferred compensation expense for performance-earned restricted stock totaled $15.8 million. The remaining amount is being amortized over the applicable vesting period for each participant.

On October 3, 2018, our Compensation Committee granted in the aggregate 192,000 Performance Stock Units (the “2018 PSUs”) to certain executives at a weighted-average grant-date price of $60.50 per PSU.  The awards are contingent upon the level of attainment of performance goals for the three-year performance period from June 1, 2018 ending May 31, 2021.  Vesting of 50% of the 2018 PSUs relates to compounded annualized growth rates in adjusted revenue for the period, and the vesting of the remaining 50% relates to an increase in EBIT margin, measured at the end of the three-year performance period.  The number of PSUs that may vest with respect to the achievement of the performance goals may range from 0% to 200% of the PSUs granted under this program. Compensation cost for these awards has been recognized on a straight-line basis over the related performance period, with consideration given to the probability of attaining the performance goals.  As of May 31, 2020, there were 168,000 2018 PSUs outstanding and $0.6 million unamortized stock-based compensation, which is expected to be recognized over a weighted average period of one year.

On July 18, 2019, our Compensation Committee granted in the aggregate 178,000 Performance Stock Units (the “2019 PSUs”) to certain executives at a weighted-average grant-date price of $62.17 per PSU.  The awards are contingent upon the level of attainment of performance goals for the three-year performance period from June 1, 2019 ending May 31, 2022.  Vesting of 50% of the 2019 PSUs relates to compounded annualized growth rates in adjusted revenue for the period, and the vesting of the remaining 50% relates to an increase in EBIT margin, measured at the end of the three-year performance period.  The number of PSUs that may vest with respect to the achievement of the performance goals may range from 0% to 200% of the PSUs granted under this program. Compensation cost for these awards has been recognized on a straight-line basis over the related performance period, with consideration given to the probability of attaining the performance goals.  As of May 31, 2020, there were 178,000 2019 PSUs outstanding and $3.3 million unamortized stock-based compensation, which is expected to be recognized over a weighted average period of 2.0 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

The 2003 Plan was approved on October 10, 2003 by our stockholders, and was established primarily for the purpose of recruiting and retaining directors, and to align the interests of directors with the interests of our stockholders. Only directors who are not our employees are eligible to participate. Under the 2003 Plan, up to 500,000 shares of our common stock may be awarded, with awards cliff vesting over a three-year period.  The following table summarizes the share-based activity under the 2003 Plan during fiscal 2019:

	Weighted-Average
	Grant-Date
	Fair Value	2020
(Shares in thousands)
Balance at June 1, 2019	$54.56	55
Shares granted to directors	67.26	23
Shares vested	50.61	(16)
Balance at May 31, 2020	$60.25	62

The weighted-average grant-date fair value was $67.26, $60.50 and $51.63 for the fiscal years ended May 31, 2020, 2019 and 2018, respectively.  Unamortized deferred compensation expense relating to restricted stock grants for directors of $1.9 million at May 31, 2020, is being amortized over the applicable remaining vesting period for each director. Nonvested restricted shares of common stock under the 2003 Plan are eligible for dividend payments.  As of May 31, 2020, there were 7,200 shares available for future grant.  When shares in the 2003 Plan are exhausted in fiscal year 2021, Director rewards will be issued from the 2014 Omnibus Plan on the go forward basis.

During fiscal 2020, a total of 30,185 shares were awarded under the 2014 Omnibus Plan to certain employees as supplemental retirement benefits, generally subject to forfeiture.  The shares vest upon the latter of attainment of age 55 and the fifth anniversary of the May 31st immediately preceding the date of the grant.  The following table sets forth such awards for the year ended May 31, 2020:

	Weighted-Average
	Grant-Date
	Fair Value	2020
(Shares in thousands)
Balance at June 1, 2019	$31.73	432
Shares granted	62.17	30
Shares forfeited	-	-
Shares exercised	33.96	(16)
Balance at May 31, 2020	$33.82	446

The weighted-average grant-date fair value was $62.17, $60.01 and $55.19 for the fiscal years ended May 31, 2020, 2019 and 2018, respectively.  As of May 31, 2020, no shares remain available for future grant under the 2007 Plan, and future issuances of shares as supplemental retirement benefits are made under the 2014 Omnibus Plan. At May 31, 2020, unamortized stock-based compensation expense of $0.6 million and $3.5 million relating to the 2007 Plan and the 2014 Omnibus Plan, respectively, are being amortized over the applicable vesting period associated with each participant.

The following table summarizes the activity for all nonvested restricted shares during the year ended May 31, 2020:

	Weighted-Average
	Grant-Date Fair	Number of
(Shares in thousands)	Value	Shares
Balance at June 1, 2019	$52.35	1,091
Granted	63.62	458
Vested	49.42	(421)
Forfeited	55.80	(8)
Balance at May 31, 2020	$58.03	1,120

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

The remaining weighted-average contractual term of nonvested restricted shares at May 31, 2020 is the same as the period over which the remaining cost of the awards will be recognized, which is approximately 2.18 years. The fair value of the nonvested restricted share awards have been calculated using the market value of the shares on the date of issuance. For the years ended May 31, 2020, 2019 and 2018, the weighted-average grant-date fair value for restricted share grants was $63.62, $60.34 and $52.62, respectively. The total fair value of shares that vested during the years ended May 31, 2020, 2019 and 2018 was $20.8 million, $37.8 million and $29.9 million, respectively. We anticipate that approximately 1.12 million shares at a weighted-average grant-date fair value of $58.03 and a weighted-average remaining contractual term of 2.18 years will ultimately vest, based upon the unique terms and participants of each plan.  Approximately 420,571 shares of restricted stock were vested during the year ended May 31, 2020, with 832,717 restricted shares vested during the year ended May 31, 2019. The total intrinsic value of restricted shares converted during the years ended May 31, 2020, 2019 and 2018 was $26.8 million, $58.1 million and $7.6 million, respectively.

Total unrecognized compensation cost related to all nonvested awards of restricted shares of common stock was $25.7 million as of May 31, 2020. That cost is expected to be recognized over a weighted-average period of 2.18 years. We did not receive any cash from employees as a result of employee vesting and release of restricted shares for the year ended May 31, 2020.

NOTE K — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following components:

		Pension And
		Other
		Postretirement	Unrealized	Unrealized
	Foreign	Benefit	Gain	Gain (Loss)
	Currency	Liability	(Loss) On	On
	Translation	Adjustments,	Derivatives,	Securities,
(In thousands)	Adjustments	Net of Tax	Net of Tax	Net of Tax	Total
Balance at June 1, 2017	$(308,415)	$(166,724)	$16	$1,137	$(473,986)
Reclassification adjustments for gains included in net income, net of taxes of $591			-	(1,244)	(1,244)
Other comprehensive income	10,989	11,375	(359)	(2,050)	19,955
Deferred taxes	(2,587)	(2,146)	212	748	(3,773)
Balance at May 31, 2018	(300,013)	(157,495)	(131)	(1,409)	(459,048)
Reclassification adjustments for gains included in net income, net of taxes of $151				1,777	1,777
Other comprehensive income	(73,660)	(70,785)	4,713	307	(139,425)
Deferred taxes	3,178	16,635	(203)	(542)	19,068
Balance at May 31, 2019	(370,495)	(211,645)	4,379	133	(577,628)
Reclassification adjustments for losses included in net income, net of taxes of $0				-	-
Other comprehensive income	(71,820)	(86,347)	(6,315)	1,210	(163,272)
Deferred taxes	1,583	20,275	1,865	(320)	23,403
Balance at May 31, 2020	$(440,732)	$(277,717)	$(71)	$1,023	$(717,497)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

NOTE L — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share for the years ended May 31, 2020, 2019 and 2018:

Year Ended May 31,	2020	2019	2018
(In thousands, except per share amounts)
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$304,385	$266,558	$337,770
Less: Allocation of earnings and dividends to participating securities	(1,956)	(1,514)	(3,858)
Net income available to common shareholders - basic	302,429	265,044	333,912
Reverse: Allocation of earnings and dividends to participating securities	1,956	1,514	3,858
Add: Income effect of contingently issuable shares	-	3,655	5,673
Net income available to common shareholders - diluted	$304,385	$270,213	$343,443
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	128,468	130,552	131,179
Average diluted options	1,506	1,838	2,064
Net issuable common share equivalents (1)	-	1,943	3,928
Total shares for diluted earnings per share (2)	129,974	134,333	137,171
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$2.35	$2.03	$2.55
Method used to calculate basic earnings per share	Two-Class	Two-Class	Two-Class
Diluted Earnings Per Share of Common Stock	$2.34	$2.01	$2.50
Method used to calculate diluted earnings per share	Treasury	Treasury	Treasury

(1)

Represents the number of shares that would be issued if our contingently convertible notes had been converted.  We included these shares in the calculation of diluted EPS as the conversion of the notes were eligible to be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.  On November 27, 2018, we redeemed all of our 2.25% convertible senior notes due 2020, primarily for cash, but also issued 598,601 shares of our common stock in the transaction

(2)

For the years ended May 31, 2020, 2019 and 2018, approximately 340,000, 862,500 and 799,362 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

NOTE M — LEASES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

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

During the fiscal year ended May 31, 2020, we incurred lease costs of $84.2 million, which is primarily comprised of operating lease costs of $73.7 million and other costs of $10.5 million, which include costs for our finance leases, short-term leases and variable lease payments.  Total rental expense for all operating leases amounted to $64.9 million and $64.3 million for the fiscal years ended May 31, 2019 and 2018, respectively.

For fiscal year ended May 31, 2020, we paid approximately $69.4 million for operating lease obligations.  These payments are included in operating cash flows.  In addition, during the fiscal 2020, we recognized ROU assets for $61.6 million in exchange for operating lease obligations. At May 31, 2020, the weighted-average remaining lease term under our operating leases was 9.1 years, while the weighted-average discount rate for our operating leases was approximately 3.7%.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of May 31, 2020:

(In thousands)
Year ending May 31,	Operating Leases
2021	$61,328
2022	50,452
2023	38,921
2024	31,572
2025	27,771
Thereafter	144,982
Total lease payments	$355,026
Less imputed interest	57,746
Total present value of lease liabilities	$297,280

As of May 31, 2020, our current lease liability balance was $52.6 million and recorded within Other Accrued Liabilities on our Consolidated Balance Sheet.

Following is a summary of our future minimum lease commitments, as determined under ASC 840, for all non-cancelable lease agreements, for each of the next five years and in the aggregate, as of May 31, 2019:

May 31,
(In thousands)
2020	$59,163
2021	49,731
2022	40,339
2023	32,798
2024	27,716
Thereafter	119,607
Total Minimum Lease Commitments	$329,354

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

NOTE N — PENSION PLANS

We sponsor several pension plans for our employees, including our principal plan (the “Retirement Plan”), which is a non-contributory defined benefit pension plan covering substantially all domestic non-union employees. Pension benefits are provided for certain domestic union employees through separate plans. Employees of our foreign subsidiaries receive pension coverage, to the extent deemed appropriate, through plans that are governed by local statutory requirements.

The Retirement Plan provides benefits that are based upon years of service and average compensation with accrued benefits vesting after five years. Benefits for union employees are generally based upon years of service, or a combination of years of service and average compensation. Our pension funding policy considers contributions in an amount on an annual basis that can be deducted for federal income tax purposes, using a different actuarial cost method and different assumptions from those used for financial reporting. For the fiscal year ending May 31, 2021, we are required to contribute approximately $8,000 to the retirement plans in the U.S. and approximately $6.7 million to our foreign plans.  During the year, the company will evaluate whether to make additional contributions.  During February 2020, we contributed an additional $51.5 million to the RPM International Inc. Retirement Plan in the U.S. than what had been planned at the beginning of the fiscal year.

Net periodic pension cost consisted of the following for the year ended May 31:

	U.S. Plans			Non-U.S. Plans
(In thousands)	2020	2019	2018	2020	2019	2018
Service cost	$39,425	$37,528	$37,859	$5,400	$4,693	$4,620
Interest cost	20,415	21,987	17,518	4,842	5,420	5,025
Expected return on plan assets	(34,291)	(33,867)	(32,342)	(7,118)	(7,907)	(8,270)
Amortization of:
Prior service cost	9	118	117	(36)	(30)	(31)
Net actuarial losses recognized	18,516	13,087	14,470	2,029	1,229	1,758
Curtailment/settlement losses	-	-	-	86	89	128
Net Pension Cost	$44,074	$38,853	$37,622	$5,203	$3,494	$3,230

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

The changes in benefit obligations and plan assets, as well as the funded status of our pension plans at May 31, 2020 and 2019, were as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2020	2019	2020	2019
Benefit obligation at beginning of year	$660,277	$617,255	$205,967	$194,149
Service cost	39,425	37,528	5,400	4,693
Interest cost	20,415	21,987	4,842	5,420
Benefits paid	(41,186)	(45,917)	(6,269)	(7,488)
Participant contributions	-	-	1,106	1,003
Plan amendments	-	11	(893)	(33)
Plan combination	-	-	922	-
Plan settlements/curtailments	-	-	(288)	(607)
Actuarial losses	83,808	29,413	2,718	17,286
Premiums paid	-	-	(99)	(97)
Currency exchange rate changes	-	-	(3,128)	(8,359)
Benefit Obligation at End of Year	$762,739	$660,277	$210,278	$205,967
Fair value of plan assets at beginning of year	$496,865	$487,233	$187,112	$188,960
Actual return on plan assets	8,689	(2,272)	9,899	6,737
Employer contributions	52,182	57,821	6,331	6,770
Participant contributions	-	-	1,106	1,003
Benefits paid	(41,186)	(45,917)	(6,269)	(7,488)
Plan combination	-	-	182	-
Premiums paid	-	-	(99)	(97)
Plan settlements/curtailments	-	-	(281)	(580)
Currency exchange rate changes	-	-	(3,107)	(8,193)
Fair Value of Plan Assets at End of Year	$516,550	$496,865	$194,874	$187,112
(Deficit) of plan assets versus benefit obligations at end of year	$(246,189)	$(163,412)	$(15,404)	$(18,855)
Net Amount Recognized	$(246,189)	$(163,412)	$(15,404)	$(18,855)
Accumulated Benefit Obligation	$662,197	$553,392	$197,167	$192,533

The fair value of the assets held by our pension plans has increased at May 31, 2020 since our previous measurement date at May 31, 2019, due to our plan contributions and market returns. Total plan liabilities have increased due to increased benefit accruals and a decrease in the discount rate used to value the liability. We have increased our recorded liability for the net underfunded status of our pension plans.  Due to lower discount rates, we expect pension expense in fiscal 2021 to be higher when compared to our fiscal 2020 expense level. Any future declines in the value of our pension plan assets or increases in our plan liabilities could require us to increase our recorded liability for the net underfunded status of our pension plans and could also require accelerated and higher cash contributions to our pension plans.

Amounts recognized in the Consolidated Balance Sheets for the years ended May 31, 2020 and 2019 are as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2020	2019	2020	2019
Noncurrent assets	$-	$-	$13,395	$9,047
Current liabilities	(8)	(8)	(547)	(435)
Noncurrent liabilities	(246,181)	(163,404)	(28,252)	(27,467)
Net Amount Recognized	$(246,189)	$(163,412)	$(15,404)	$(18,855)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

The following table summarizes the relationship between our plans' benefit obligations and assets:

	U.S. Plans
	2020		2019
(In thousands)	Benefit Obligation	Plan Assets	Benefit Obligation	Plan Assets
Plans with projected benefit obligations in excess of plan assets	$762,739	$516,550	$660,277	$496,865
Plans with accumulated benefit obligations in excess of plan assets	662,197	516,550	553,392	496,865
Plans with assets in excess of projected benefit obligations	-	-	-	-
Plans with assets in excess of accumulated benefit obligations	-	-	-	-

	Non-U.S. Plans
	2020		2019
(In thousands)	Benefit Obligation	Plan Assets	Benefit Obligation	Plan Assets
Plans with projected benefit obligations in excess of plan assets	$163,589	$134,791	$162,824	$134,921
Plans with accumulated benefit obligations in excess of plan assets	150,478	134,598	149,390	134,921
Plans with assets in excess of projected benefit obligations	46,689	60,083	43,143	52,191
Plans with assets in excess of accumulated benefit obligations	46,689	60,276	43,143	52,191

The following table presents the pretax net actuarial loss and prior service (costs) recognized in accumulated other comprehensive income (loss) not affecting retained earnings:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2020	2019	2020	2019
Net actuarial loss	$(341,179)	$(250,286)	$(48,090)	$(51,184)
Prior service (costs) credits	(20)	(28)	1,098	224
Total recognized in accumulated other comprehensive income not affecting retained earnings	$(341,199)	$(250,314)	$(46,992)	$(50,960)

The following table includes the changes recognized in other comprehensive income:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2020	2019	2020	2019
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Prior service cost	$-	$11	$(893)	$(33)
Net loss (gain) arising during the year	109,409	65,552	(70)	18,456
Effect of exchange rates on amounts included in AOCI	-	-	(922)	(1,593)
Amounts recognized as a component of net periodic benefit cost:
Amortization or curtailment recognition of prior service (cost) benefit	(9)	(118)	36	30
Amortization or settlement recognition of net (loss)	(18,516)	(13,087)	(2,115)	(1,345)
Total recognized in other comprehensive loss (income)	$90,884	$52,358	$(3,964)	$15,515

The following table presents the amounts in accumulated other comprehensive income (loss) as of May 31, 2020 that have not yet been recognized in net periodic pension cost, but are expected to be recognized in our Consolidated Statements of Income during the fiscal year ending May 31, 2021:

(In thousands)	U.S. Plans	Non-U.S. Plans
Net actuarial loss	$(27,457)	$(2,106)
Prior service (cost) credit	$(8)	$141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

In measuring the projected benefit obligation and net periodic pension cost for our plans, we utilize actuarial valuations. These valuations include specific information pertaining to individual plan participants, such as salary, age and years of service, along with certain assumptions. The most significant assumptions applied include discount rates, expected return on plan assets and rate of compensation increases. We evaluate these assumptions, at a minimum, on an annual basis, and make required changes, as applicable. In developing our expected long-term rate of return on pension plan assets, we consider the current and expected target asset allocations of the pension portfolio, as well as historical returns and future expectations for returns on various categories of plan assets. Expected return on assets is determined by using the weighted-average return on asset classes based on expected return for the target asset allocations of the principal asset categories held by each plan. In determining expected return, we consider both historical performance and an estimate of future long-term rates of return.  Actual experience is used to develop the assumption for compensation increases.

The following weighted-average assumptions were used to determine our year-end benefit obligations and net periodic pension cost under the plans:

	U.S. Plans		Non-U.S. Plans
Year-End Benefit Obligations	2020	2019	2020	2019
Discount rate	2.77%	3.64%	2.49%	2.61%
Rate of compensation increase	3.19%	3.80%	2.86%	2.86%

	U.S. Plans			Non-U.S. Plans
Net Periodic Pension Cost	2020	2019	2018	2020	2019	2018
Discount rate	3.65%	4.12%	3.81%	2.61%	3.09%	2.79%
Expected return on plan assets	7.40%	7.40%	7.89%	3.91%	4.30%	4.37%
Rate of compensation increase	3.80%	3.80%	3.80%	2.86%	2.85%	3.00%

The following tables illustrate the weighted-average actual and target allocation of plan assets:

	U.S. Plans
	Target Allocation	Actual Asset Allocation
(Dollars in millions)	as of May 31, 2020	2020	2019
Equity securities	55%	$261.0	$295.1
Fixed income securities	25%	106.4	83.8
Multi-class	20%	118.2	78.1
Cash (1)		30.8	39.7
Other		0.2	0.2
Total assets	100%	$516.6	$496.9

	Non-U.S. Plans
	Target Allocation	Actual Asset Allocation
(Dollars in millions)	as of May 31, 2020	2020	2019
Equity securities	33%	$79.3	$79.9
Fixed income securities	48%	88.2	79.3
Cash		0.1	0.1
Property and other	19%	27.3	27.8
Total assets	100%	$194.9	$187.1

(1)

The larger than target cash position at May 31, 2020 results from our February 2020 contribution to the RPM International Inc. Retirement Plan because of our plans to invest the February contribution over a period of time, due to dollar cost averaging.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

The following tables present our pension plan assets as categorized using the fair value hierarchy at May 31, 2020 and 2019:

U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2020
U.S. Treasury and other government	$-	$12,973	$-	$12,973
State and municipal bonds	-	508	-	508
Foreign bonds	-	715	-	715
Mortgage-backed securities	-	23,824	-	23,824
Corporate bonds	-	34,317	-	34,317
Stocks - large cap	19,589	-	-	19,589
Mutual funds - equity	-	241,426	-	241,426
Mutual funds - multi-class	-	118,205	-	118,205
Mutual funds - fixed	-	33,993	-	33,993
Cash and cash equivalents	30,830	-	-	30,830
Limited partnerships	-	-	170	170
Total	$50,419	$465,961	$170	$516,550

Non-U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2020
Pooled equities	$-	$78,472	$-	$78,472
Pooled fixed income	-	87,610	-	87,610
Foreign bonds	-	603	-	603
Insurance contracts	-	-	27,267	27,267
Mutual funds	-	855	-	855
Cash and cash equivalents	67	-	-	67
Total	$67	$167,540	$27,267	$194,874

U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2019
U.S. Treasury and other government	$-	$13,854	$-	$13,854
State and municipal bonds	-	386	-	386
Foreign bonds	-	1,031	-	1,031
Mortgage-backed securities	-	20,075	-	20,075
Corporate bonds	-	26,204	-	26,204
Stocks - mid cap	13,392	-	-	13,392
Stocks - small cap	15,720	-	-	15,720
Mutual funds - equity	-	265,969	-	265,969
Mutual funds - multi-class	-	78,143	-	78,143
Mutual funds - fixed	-	22,215	-	22,215
Cash and cash equivalents	39,704	-	-	39,704
Limited partnerships	-	-	172	172
Total	$68,816	$427,877	$172	$496,865

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

Non-U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2019
Pooled equities	$-	$78,733	$-	$78,733
Pooled fixed income	-	79,061	-	79,061
Foreign bonds	-	227	-	227
Insurance contracts	-	-	27,843	27,843
Mutual funds	-	1,125	-	1,125
Cash and cash equivalents	123	-	-	123
Total	$123	$159,146	$27,843	$187,112

The following table includes the activity that occurred during the years ended May 31, 2020 and 2019 for our Level 3 assets:

		Actual Return on Plan Assets For:
	Balance at	Assets Still Held	Assets Sold	Purchases, Sales and	Balance at
(In thousands)	Beginning of Period	at Reporting Date	During Year	Settlements, net (1)	End of Period
Year ended May 31, 2020	$28,015	(691)	-	113	$27,437
Year ended May 31, 2019	28,448	1,228	-	(1,661)	28,015

(1)	Includes the impact of exchange rate changes during the year.

The primary objective for the investments of the Retirement Plan is to provide for long-term growth of capital without undue exposure to risk. This objective is accomplished by utilizing a strategy of equities, fixed-income securities and cash equivalents in a mix that is conducive to participation in a rising market, while allowing for adequate protection in a falling market. Our Investment Committee oversees the investment allocation process, which includes the selection and evaluation of investment managers, the determination of investment objectives and risk guidelines, and the monitoring of actual investment performance. In order to manage investment risk properly, Plan policy prohibits short selling, securities lending, financial futures, options and other specialized investments, except for certain alternative investments specifically approved by the Investment Committee. The Investment Committee reviews, on a quarterly basis, reports of actual Plan investment performance provided by independent third parties, in addition to its review of the Plan investment policy on an annual basis. The investment objectives are similar for our plans outside of the U.S., subject to local regulations.

The goals of the investment strategy for pension assets include: the total return of the funds shall, over an extended period of time, surpass an index composed of the MSCI World Stock Index (equity), the Barclays Aggregate Bond Index (fixed income), and 30-day Treasury Bills (cash), weighted appropriately to match the asset allocation of the plans. The equity portion of the funds shall surpass the MSCI World Stock Index over a full market cycle, while the fixed-income portion shall surpass Barclays Aggregate Bond Index over a full market cycle. The purpose of the core fixed-income fund is to increase return in the form of cash flow, provide a hedge against inflation and to reduce the volatility of the fund overall. Therefore, the primary objective of the core fixed-income portion is to match the Barclays Aggregate Bond Index. The purpose of including opportunistic fixed-income assets such as, but not limited to, global and high-yield securities in the portfolio is to enhance the overall risk-return characteristics of the Fund.

In addition to the defined benefit pension plans discussed above, we also sponsor employee savings plans under Section 401(k) of the Internal Revenue Code, which cover most of our employees in the U.S. We record expense for defined contribution plans for any employer-matching contributions made in conjunction with services rendered by employees. The majority of our plans provide for matching contributions made in conjunction with services rendered by employees. Matching contributions are invested in the same manner that the participants invest their own contributions. Matching contributions charged to income were $21.1 million, $19.4 million and $18.7 million for the years ending May 31, 2020, 2019 and 2018, respectively.

We expect to pay the following estimated pension benefit payments in the next five years (in millions): $71.0 in 2021, $71.0 in 2022, $70.6 in 2023, $70.1 in 2024 and $67.3 in 2025. In the five years thereafter (2026-2030), we expect to pay $339.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

NOTE O — POSTRETIREMENT BENEFITS

We sponsor several unfunded-healthcare-benefit plans for certain of our retired employees, as well as postretirement life insurance for certain key former employees. Eligibility for these benefits is based upon various requirements. The following table illustrates the effect on operations of these plans for the three years ended May 31, 2020:

	U.S. Plans			Non-U.S. Plans
(In thousands)	2020	2019	2018	2020	2019	2018
Service cost - benefits earned during the period	$-	$-	$-	$1,661	$1,507	$1,307
Interest cost on the accumulated obligation	149	192	173	1,089	1,122	939
Amortization of:
Prior service (credit)	(219)	(219)	(220)	-	-	-
Net actuarial (gains) losses	(66)	(26)	24	611	442	332
Net Postretirement Benefit (Income) Cost	$(136)	$(53)	$(23)	$3,361	$3,071	$2,578

The changes in benefit obligations of the plans at May 31, 2020 and 2019 were as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2020	2019	2020	2019
Accumulated postretirement benefit obligation at beginning of year	$4,990	$5,368	$37,663	$33,281
Service cost	-	-	1,661	1,507
Interest cost	149	192	1,089	1,122
Benefit payments	(1,659)	(287)	(639)	(664)
Actuarial (gains) losses	702	(283)	(683)	3,801
Currency exchange rate changes	-	-	(702)	(1,384)
Accumulated and accrued postretirement benefit obligation at end of year	$4,182	$4,990	$38,389	$37,663

In determining the postretirement benefit amounts outlined above, measurement dates as of May 31 for each period were applied.

Amounts recognized in the Consolidated Balance Sheets for the years ended May 31, 2020 and 2019 are as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2020	2019	2020	2019
Current liabilities	$(385)	$(423)	$(805)	$(741)
Noncurrent liabilities	(3,797)	(4,567)	(37,584)	(36,922)
Net Amount Recognized	$(4,182)	$(4,990)	$(38,389)	$(37,663)

The following table presents the pretax net actuarial gain (loss) and prior service credits recognized in accumulated other comprehensive income (loss) not affecting retained earnings:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2020	2019	2020	2019
Net actuarial gain (loss)	$(386)	$381	$(11,331)	$(12,891)
Prior service credits	448	667	-	-
Total recognized in accumulated other comprehensive income not affecting retained earnings	$62	$1,048	$(11,331)	$(12,891)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

The following table includes the changes recognized in other comprehensive income:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2020	2019	2020	2019
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Prior service cost	$-	$-	$-	$-
Net loss (gain) arising during the year	702	(283)	(683)	3,801
Effect of exchange rates on amounts included in AOCI	-	-	(266)	(419)
Amounts recognized as a component of net periodic benefit cost:
Amortization or curtailment recognition of prior service credit	219	219	-	-
Amortization or settlement recognition of net gain (loss)	66	26	(611)	(442)
Total recognized in other comprehensive loss (income)	$987	$(38)	$(1,560)	$2,940

The following weighted-average assumptions were used to determine our year-end benefit obligations and net periodic postretirement benefit costs under the plans:

	U.S. Plans		Non-U.S. Plans
Year-End Benefit Obligations	2020	2019	2020	2019
Discount rate	2.44%	3.44%	3.32%	3.22%
Current healthcare cost trend rate	6.68%	7.29%	5.73%	5.77%
Ultimate healthcare cost trend rate	4.36%	4.36%	3.70%	3.70%
Year ultimate healthcare cost trend rate will be realized	2037	2037	2040	2040

	U.S. Plans			Non-U.S. Plans
Net Periodic Postretirement Cost	2020	2019	2018	2020	2019	2018
Discount rate	3.44%	4.03%	3.61%	3.22%	3.70%	3.61%
Healthcare cost trend rate	7.29%	7.86%	14.75%	5.77%	6.02%	5.85%
Ultimate healthcare cost trend rate	4.36%	4.36%	4.36%	3.70%	4.20%	4.20%
Year ultimate healthcare cost trend rate will be realized	2037	2037	2037	2040	2032	2030

We utilize a sensitivity analysis to measure the potential impact of changes in our healthcare cost trend rate on our Consolidated Financial Statements. Increasing or decreasing current healthcare cost trend rates by 1% would affect our accumulated postretirement benefit obligation and net postretirement expense by the following amounts for the years ended May 31, 2020 and 2019:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2020	2019	2020	2019
1% Increase in Healthcare Cost Trend Rate
Accumulated benefit obligation	$130	$124	$7,452	$8,300
Postretirement cost	4	7	814	731
1% Decrease in Healthcare Cost Trend Rate
Accumulated benefit obligation	$(117)	$(112)	$(5,843)	$(6,390)
Postretirement cost	(3)	(6)	(595)	(539)

We expect to pay approximately $1.2 million to $1.5 million in estimated postretirement benefits in each of the next five years.  In the five years thereafter (2026-2030), we expect to pay a cumulative total of $8.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

NOTE P — CONTINGENCIES AND OTHER ACCRUED LOSSES

Accrued loss reserves consist of the following:

May 31,	2020	2019
(In thousands)
Accrued product liability reserves	$10,458	$11,739
Accrued warranty reserves	7,593	7,013
Accrued environmental reserves	1,970	1,147
Total Accrued Loss Reserves - Current	$20,021	$19,899
Accrued product liability reserves - noncurrent	$27,016	$29,942
Accrued warranty liability - noncurrent	3,513	3,401
Accrued environmental reserves - noncurrent	4,125	4,211
Total Accrued Loss Reserves - Noncurrent	$34,654	$37,554

Product Liability Matters

We provide, through our wholly owned insurance subsidiaries, certain insurance coverage, primarily product liability coverage, to our other subsidiaries. Excess coverage is provided by third-party insurers. Our product liability accruals provide for these potential losses, as well as other uninsured claims.  Product liability accruals are established based upon actuarial calculations of potential liability using industry experience, actual historical experience and actuarial assumptions developed for similar types of product liability claims, including development factors and lag times.  To the extent there is a reasonable possibility that potential losses could exceed the amounts already accrued, we believe that the amount of any such additional loss would be immaterial to our results of operations, liquidity and consolidated financial position.

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates, as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at May 31, 2020, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

Also, due to the nature of our businesses, the amount of claims paid can fluctuate from one period to the next.  While our warranty liabilities represent our best estimates of our expected losses at any given time, from time to time we may revise our estimates based on our experience relating to factors such as weather conditions, specific circumstances surrounding product installations and other factors.

The following table includes the changes in our accrued warranty balances:

Year Ended May 31,	2020	2019	2018
(In thousands)
Beginning Balance	$10,414	$11,721	$19,149
Deductions (1)	(20,762)	(22,262)	(26,199)
Provision charged to expense	21,454	20,955	17,924
Acquisitions			847
Ending Balance	$11,106	$10,414	$11,721

(1)	Primarily claims paid during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

Environmental Matters

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

Other Contingencies

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

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  The complaint seeks disgorgement of gains that may have resulted from the conduct alleged in the complaint, and payment of unspecified monetary penalties from us and our General Counsel pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act.  Further, the complaint seeks to permanently enjoin us from violations of Sections 17(a)(2) and (a)(3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Exchange Act Rules 12b-20, 13a-1, 13a-11 and 13a-13, and to permanently enjoin our General Counsel from violations of Sections 17(a)(2) and (a)(3) of the Securities Act and Exchange Act Rules 13b2-1 and 13b2-2(a).  Both we and our General Counsel filed motions to dismiss the complaint on February 24, 2017.  Those motions to dismiss the complaint were denied by the Court on September 29, 2017.  We and our General Counsel filed answers to the complaint on October 16, 2017.  Formal discovery commenced in January 2018, and closed as of June 3, 2019, other than some remaining, limited discovery requests.  The parties engaged in written discovery, and several fact witnesses were deposed.  We are currently awaiting further instruction regarding the remaining case schedule. We intend to continue to contest the allegations in the complaint vigorously.

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

With respect to a previously disclosed case pending against one of our subsidiaries in which both trade secret and trademark infringement had been alleged, during fiscal 2019, we agreed to settle the case for $6.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

NOTE Q — REVENUE

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives.  We disaggregate revenues from the sales of our products and services based upon geographical location by each of our reportable segments, which are aligned by similar economic factors, trends and customers, which best depict the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  See Note R, “Segment Information,” for further details regarding our disaggregated revenues, as well as a description of each of the unique revenue streams related to each of our four reportable segments.

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

We have elected to apply the practical expedient to recognize revenue net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities. Payment terms and conditions vary by contract type, although our customers’ payment terms generally include a requirement to pay within 30 to 60 days of fulfilling our performance obligations.  In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component.  We have elected to apply the practical expedient to treat all shipping and handling costs as fulfillment costs, as a significant portion of these costs are incurred prior to control transfer.

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

We provide customer rebate programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. These customer programs and incentives are considered variable consideration and recognized as a reduction of net sales.  Up-front consideration provided to customers is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement. We include in revenue variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. In general, this determination is made based upon known customer program and incentive offerings at the time of sale, and expected sales volume forecasts as it relates to our volume-based incentives. This determination is updated each reporting period.  Certain of our contracts include contingent consideration that is receivable only upon the final inspection and acceptance of a project.  We include estimates of such variable consideration in our transaction price. Based on historical experience, we consider the probability-based expected value method appropriate to estimate the amount of such variable consideration.

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

We offer assurance type warranties on our products as well as separately sold warranty contracts. Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term.  Warranty liabilities for our assurance type warranties are discussed further in Note P, “Contingencies and Other Accrued Losses.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

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

Accounts receivable, net of allowances, and net contract assets (liabilities) consisted of the following:

Year Ended May 31,	2020	2019	$ Change	% Change
(In thousands, except percents)
Accounts receivable, less allowance	$1,137,957	$1,232,350	$(94,393)	-7.7%

Contract assets	$25,249	$21,628	$3,621	16.7%
Contract liabilities - short-term	(25,288)	(25,896)	608	-2.3%
Net Contract Liabilities	$(39)	$(4,268)	$4,229	-99.1%

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The $4.2 million change in our net contract liabilities from May 31, 2019 to May 31, 2020, resulted primarily from the timing and volume of construction jobs in progress at May 31, 2020 versus May 31, 2019.  During the fourth quarter of fiscal 2020, net sales at our general contracting and roofing services business increased by $22.1 million as compared to the fourth quarter of fiscal 2019.  Despite the Covid-19 pandemic, this growth occurred as many of our customers chose to utilize this time, as fewer people were inside their facilities, to tackle projects that they had previously been putting off.  Furthermore, roofing projects are completed outdoors, and contractors do not require entry into customers’ facilities.  We also record long-term deferred revenue, which amounted to $66.0 million and $66.5 million as of May 31, 2020 and 2019, respectively.  The long-term portion of deferred revenue is related to assurance type warranty contracts and is included in other long-term liabilities in our consolidated balance sheets.

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

NOTE R — SEGMENT INFORMATION

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

This realignment changed our reportable segments beginning with our first quarter of fiscal 2020.  As such we now report under four reportable segments instead of our three previous reportable segments.  Our four reporting segments are: the CPG reportable segment, PCG reportable segment, Consumer reportable segment and SPG reportable segment.  In connection with the realignment, we shifted our Kirker business out of Consumer into SPG, and also shifted our Dryvit and Nudura businesses out of SPG into CPG. The newly formed CPG also includes our Tremco, Tremco illbruck, Euclid Chemical, Viapol, Vandex and Flowcrete businesses. PCG includes Stonhard, Carboline, USL and Fibergrate businesses, while Consumer comprises the Rust-Oleum and DAP businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

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

Our Consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our Consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and other parts of the world. Our Consumer reportable segment products are primarily sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and through distributors. The Consumer reportable segment offers products that include specialty, hobby and professional paints; caulks; adhesives; silicone sealants and wood stains.  Sales to The Home Depot, Inc. represented less than 10% of our consolidated net sales for fiscal 2020, 2019 and 2018, respectively.  Furthermore, sales to The Home Depot, Inc. represented 26%, 29% and 28% of our Consumer segment net sales for each of the fiscal years ended May 31, 2020, 2019 and 2018, respectively.

Our SPG reportable segment products are sold throughout North America and a few international locations, primarily in Europe. Our SPG product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The SPG reportable segment offers products that include industrial cleaners, restoration services equipment, colorants, nail enamels, exterior finishes, edible coatings and specialty glazes for pharmaceutical and food industries, and other specialty original equipment manufacturer (“OEM”) coatings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

The following tables reflect the results of our reportable segments consistent with our management philosophy, and represent the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of businesses.

Year Ended May 31,	2020	2019	2018
(In thousands)
Net Sales
CPG	$1,880,105	$1,899,744	$1,837,280
PCG	1,080,701	1,136,119	1,088,606
Consumer	1,945,220	1,858,453	1,722,220
SPG	600,968	670,235	673,537
Total	$5,506,994	$5,564,551	$5,321,643
Income (Loss) Before Income Taxes
CPG	$209,663	$178,823	$174,032
PCG	102,345	77,388	112,614
Consumer	198,024	217,448	171,872
SPG	57,933	86,018	107,455
Corporate/Other	(160,201)	(219,832)	(148,925)
Total	$407,764	$339,845	$417,048
Identifiable Assets
CPG	$1,622,632	$1,573,329	$1,531,485
PCG	925,569	951,644	974,104
Consumer	2,067,017	1,953,279	1,833,372
SPG	728,449	689,133	684,254
Corporate/Other	287,287	273,970	248,607
Total	$5,630,954	$5,441,355	$5,271,822
Capital Expenditures
CPG	$63,393	$40,119	$39,368
PCG	23,868	22,158	22,102
Consumer	47,331	45,039	38,341
SPG	21,610	28,006	14,213
Corporate/Other	1,077	1,435	595
Total	$157,279	$136,757	$114,619
Depreciation and Amortization
CPG	$46,491	$44,150	$41,538
PCG	23,850	27,116	21,394
Consumer	56,570	40,231	36,744
SPG	24,111	25,199	23,085
Corporate/Other	5,820	5,046	5,738
Total	$156,842	$141,742	$128,499

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

Year Ended May 31, 2020	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (a)
United States	$1,068,552	$656,162	$1,573,966	$489,543	$3,788,223
Foreign
Canada	159,986	71,689	116,424	8,354	356,453
Europe	418,249	247,904	195,783	74,162	936,098
Latin America	151,099	32,471	24,909	1,328	209,807
Asia Pacific	73,629	24,622	26,432	27,581	152,264
Other Foreign	8,590	47,853	7,706	-	64,149
Total Foreign	811,553	424,539	371,254	111,425	1,718,771
Total	$1,880,105	$1,080,701	$1,945,220	$600,968	$5,506,994

Year Ended May 31, 2019	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (a)
United States	$1,003,227	$667,402	$1,462,446	$543,429	$3,676,504
Foreign
Canada	181,089	82,897	117,305	8,908	390,199
Europe	477,761	251,600	213,466	86,197	1,029,024
Latin America	155,039	34,588	28,020	1,397	219,044
Asia Pacific	81,895	36,498	29,171	30,304	177,868
Other Foreign	733	63,134	8,045	-	71,912
Total Foreign	896,517	468,717	396,007	126,806	1,888,047
Total	$1,899,744	$1,136,119	$1,858,453	$670,235	$5,564,551

Year Ended May 31, 2018	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (a)
United States	$938,062	$628,177	$1,325,509	$540,286	$3,432,034
Foreign
Canada	166,600	83,607	106,460	8,682	365,349
Europe	485,583	241,639	221,484	91,712	1,040,418
Latin America	160,010	37,849	27,834	1,514	227,207
Asia Pacific	82,856	29,856	32,492	31,343	176,547
Other Foreign	4,169	67,478	8,441	-	80,088
Total Foreign	899,218	460,429	396,711	133,251	1,889,609
Total	$1,837,280	$1,088,606	$1,722,220	$673,537	$5,321,643

Year Ended May 31,	2020	2019	2018
(In thousands)
Long-Lived Assets (b)
United States	$2,146,333	$1,859,628	$1,807,046
Foreign
Canada	224,177	242,582	139,259
Europe	358,511	343,501	361,317
United Kingdom	252,185	217,414	230,071
Other Foreign	195,425	225,230	241,301
Total Foreign	1,030,298	1,028,727	971,948
Total	$3,176,631	$2,888,355	$2,778,994

(a)	It is not practicable to obtain the information needed to disclose revenues attributable to each of our product lines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, 2019, 2018

(b)	Long-lived assets include all non-current assets, excluding non-current deferred income taxes.

NOTE S — QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended May 31, 2020 and 2019:

	For Quarter Ended
(In thousands, except per share amounts)	August 31	November 30	February 29	May 31
2020
Net Sales	$1,472,764	$1,401,292	$1,173,976	$1,458,962
Gross Profit	$574,754	$529,398	$434,747	$553,956
Net Income Attributable to
RPM International Inc. Stockholders (a)	$106,188	$77,030	$11,853	$109,314
Basic Earnings Per Share	$0.82	$0.60	$0.09	$0.85
Diluted Earnings Per Share	$0.82	$0.59	$0.09	$0.84
Dividends Per Share	$0.350	$0.360	$0.360	$0.360

(In thousands, except per share amounts)	August 31	November 30	February 28	May 31
2019
Net Sales	$1,459,989	$1,362,531	$1,140,630	$1,601,401
Gross Profit	$549,353	$493,731	$409,422	$635,814
Net Income Attributable to
RPM International Inc. Stockholders (b)	$69,764	$49,224	$14,190	$133,380
Basic Earnings Per Share	$0.52	$0.37	$0.11	$1.03
Diluted Earnings Per Share	$0.52	$0.37	$0.11	$1.02
Dividends Per Share	$0.320	$0.350	$0.350	$0.350

(a)

Reflects inventory-related charges of $28.8 million in our Consumer reportable segment resulting from SKU rationalization, excess and obsolescence, and exiting unprofitable product lines and regions and $3.2 million in our PCG segment resulting from the exit of unprofitable product lines and regions.  Also reflects restructuring charges totaling $33.1 million that were incurred throughout fiscal 2020, as further described in Note B, “Restructuring”.

(b)

Reflects inventory-related charges of $10.5 million in our Consumer reportable segment resulting from more proactive management of inventory and $9.0 million and $1.0 million in inventory reductions related to restructuring activities in our PCG and CPG reportable segments, respectively.  Also reflects restructuring charges totaling $42.3 million that were incurred throughout fiscal 2019, as further described in Note B, “Restructuring”.

Quarterly earnings per share may not total to the yearly earnings per share due to the weighted-average number of shares outstanding in each quarter. In addition, during the first quarter of fiscal 2020, we changed our method of accounting for shipping and handling costs, which we have identified as costs paid to third-party shippers for transporting products to customers. Under the new method of accounting, we include shipping costs in cost of sales, whereas previously, they were included in SG&A expense. This change in accounting principle has been applied retrospectively, and the Consolidated Statements of Income amounts presented in the table above for both fiscal 2020 and fiscal 2019 reflect the effect of this accounting principle change.

Management’s Report on Internal Control Over Financials Reporting

The management of RPM International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  RPM’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statements preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of RPM’s internal control over financial reporting as of May 31, 2020.  In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).  Based on this assessment, management concluded that, as of May 31, 2020, RPM’s internal control over financial reporting is effective.

The independent registered public accounting firm Deloitte & Touche LLP, has also audited the Company’s internal control over financial reporting as of May 31, 2020, and their report thereon is included below

/s/ Frank C. Sullivan	/s/ Russell L. Gordon
Frank C. Sullivan	Russell L. Gordon
Chairman, President and Chief Executive Officer	Vice President and Chief Financial Officer

July 27, 2020

Reports of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RPM International, Inc.

Opinion on Internal Control Over Financials Reporting

We have audited the internal control over financial reporting of RPM International Inc. and subsidiaries (the “Company”) as of May 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended May 31, 2020, of the Company and our report dated July 27, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in accounting principle over the classification of shipping and handling costs.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

July 27, 2020

Reports of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RPM International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RPM International Inc. and subsidiaries (the "Company") as of May 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity, for each of the three years in the period ended May 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Change in Accounting Principle

As discussed in Note A to the financial statements, the Company has elected to change its method of accounting to reclassify shipping costs for transporting products to customers from selling, general and administrative to cost of sales in the fiscal year ended May 31, 2020. This change in accounting principle has been retrospectively applied to the consolidated financial statements for the fiscal years ended May 31, 2019 and 2018.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Units – Refer to Note C to the consolidated financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to their carrying values. The Company determines the fair value of its reporting units using a combination of the income and the market approaches. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and discount rates.  The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) and EBITDA multiples. Changes in these assumptions could have significant impacts on either the fair value, the amount of any goodwill impairment charge, or both.  The goodwill balance was $1,250 million as of May 31, 2020. The fair value of all reporting units exceeded the carrying values as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting units and the difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating margin, and EBITDA multiples.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues, operating margin, discount rate, and the selection of EBITDA multiples for the reporting units included the following, amongst others:

•

We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value, such as controls related to management’s selection of the discount rate and forecasts of future revenue and operating margins, and EBITDA multiples.

•	We evaluated management’s ability to accurately forecast future revenues, operating margins, and EBITDA by comparing actual results to management’s historical forecasts.
•

We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to (1) historical revenues, operating margins, and EBITDA (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.

•

With the assistance of our internal fair value specialists, we evaluated the reasonableness of the valuation methods and discount rate by (1) testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation and (2) developing a range of independent estimates and comparing those to the discount rate selected by management.

•

With the assistance of our fair value specialists, we evaluated the EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.

•	With the assistance of our internal fair value specialists, we evaluated the reasonableness of the weighting management applied to each valuation method and the resulting fair value derived.
•	We evaluated the impact of changes in management’s forecasts from the March 1, 2020, annual measurement date to May 31, 2020, inclusive of macroeconomic factors.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

July 27, 2020

We have served as the Company's auditor since 2016.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 31, 2020 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of Deloitte & Touche LLP, our independent registered public accounting firm, are set [above].

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 as to our Directors appears under the caption “Proposal One - Election of Directors” in our 2020 Proxy Statement, which information is incorporated herein by reference. Information required by Item 405 of Regulation S-K is set forth in the 2020 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. Information required by Items 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is set forth in the 2020 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

The Charters of the Audit Committee, Compensation Committee and Governance and Nominating Committee, the Corporate Governance Guidelines and “The Values & Expectations of 168” (our code of business conduct and ethics) are available on our website at www.rpminc.com and in print to any stockholder who requests a copy. Requests for copies should be directed to Manager of Investor Relations, RPM International Inc., P.O. Box 777, Medina, Ohio 44258. We intend to disclose any amendments to our code of business conduct and ethics, and any waiver of our code of business conduct and ethics granted to any of our Directors or Executive Officers on our website.

The name, age and positions of each of our Executive Officers as of July 20, 2020 are as follows:

Name	Age	Position and Offices Held
Frank C. Sullivan	59	Chairman, President and Chief Executive Officer
Russell L. Gordon	54	Vice President and Chief Financial Officer
Edward W. Moore	63	Senior Vice President, General Counsel and Chief Compliance Officer
Janeen B. Kastner	53	Vice President - Corporate Benefits and Risk Management
Matthew T. Ratajczak	52	Vice President - Global Tax and Treasurer
Keith R. Smiley	58	Vice President - Finance and Controller
Michael H. Sullivan	58	Vice President - Operations and Chief Restructuring Officer

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

Matthew T. Ratajczak was elected Vice President – Global Tax and Treasurer in 2012.  In addition to the duties of that office, Mr. Ratajczak is also currently leading the Company’s Investor Relations function. Mr. Ratajczak joined the Company as director of taxes in 2004 and was elected Vice President – Global Taxes in 2005.  Prior to joining the Company, he was Director of Global Tax for Noveon, Inc., a specialty chemicals company, and began his career with Ernst & Young LLP.

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

Michael H. Sullivan was appointed as Vice President – Operations and Chief Restructuring Officer in June 2019.  Mr. Sullivan began his career as a consultant with Bain & Company, before joining Temple-Inland Inc. (now International Paper) and, later, Exel Logistics plc in increasing leadership capacities within the areas of manufacturing, operations, supply chain and finance. He has spent the past decade in global management consulting with Axia (now Accenture Strategy), Corven Consulting, Ltd. (now Oliver Wyman) and, most recently, AlixPartners, with a focus on manufacturing and operations.

Item 11.  Executive Compensation.

The information required by this item is set forth in the 2020 Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2020 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2020 Proxy Statement under the headings “Related Person Transactions” and “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is set forth in the 2020 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Related Fee Arrangements,” which information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements.  The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets —

May 31, 2020 and 2019

Consolidated Statements of Income —

fiscal years ended May 31, 2020, 2019, and 2018

Consolidated Statements of Comprehensive Income —

fiscal years ended May 31, 2020, 2019, and 2018

Consolidated Statements of Cash Flows —

fiscal years ended May 31, 2020, 2019, and 2018

Consolidated Statements of Stockholders’ Equity —

fiscal years ended May 31, 2020, 2019, and 2018

Notes to Consolidated Financial Statements (including Unaudited Quarterly Financial Information)

2. Financial Statement Schedules.  Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended May 31, 2020

All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits.  The Exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

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

4.9

Officers’ Certificate and Authentication Order dated February 27, 2019 for the 4.550% Notes due 2029 (which includes the form of Note) issued pursuant to the Indenture dated as of April 8, 2014 between the Company and Wells Fargo Bank, National Association.

		Current Report on Form 8-K (File No. 001-14187)	February 28, 2019

4.10	Description of Securities	Annual Report on Form 10-K (File No. 01-14187)	July 24, 2019

Exhibit		Incorporated by reference herein
Number	Description	Form	Date

10.1	Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated October 31, 2018	Current Report on Form 8-K (File No. 001-14187)	November 6, 2018

10.1.1

First Amendment to Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated October 31, 2018 (x)

10.2	Credit Agreement among RPM International Inc., RPM New Horizons Netherlands B.V., the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent, dated February 21, 2020	Current Report on Form 8-K (File No. 001-14187)	February 27, 2020

10.2.1

First Amendment to Credit Agreement among RPM International Inc., RPM New Horizons Netherlands B.V., the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent, dated February 21, 2020 (x)

10.3	Second Amended and Restated Receivables Sales Agreement dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

10.3.1	Amendment No. 1 to Second Amended and Restated Receivables Sale Agreement, dated as of August 29, 2014	Quarterly Report on Form 10-Q (File No. 001-14187)	January 6, 2016

10.3.2	Amendment No. 2 to Second Amended and Restated Receivables Sale Agreement, dated as of November 3, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	January 6, 2016

10.3.3	Amendment No. 3 to Second Amended and Restated Receivables Sale Agreement, dated as of December 31, 2016	Quarterly Report on Form 10-Q (File No. 001-14187)	April 6, 2017

10.3.4	Amendment No. 4 to Second Amended and Restated Receivables Sale Agreement, dated as of March 31, 2017 (x)

10.3.5	Amendment No. 5 to Second Amended and Restated Receivables Sale Agreement, dated as of June 18, 2018 (x)

10.3.6	Amendment No. 6 to Second Amended and Restated Receivables Sale Agreement, dated as of December 26, 2019	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2020

10.3.7	Amendment No. 7 to Second Amended and Restated Receivables Sale Agreement, dated as of June 5, 2020 (x)

10.4	Amended and Restated Receivables Purchase Agreement, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

10.4.1	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of February 25, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2015

10.4.2	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated as of May 2, 2017	Current Report on Form 8-K (File No. 001-14187)	May 8, 2017

10.4.3	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated as of June 18, 2018 (x)

10.4.4	Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, dated as of May 8, 2020 (x)

Exhibit		Incorporated by reference herein
Number	Description	Form	Date
10.4.5	Amendment No. 5 to Amended and Restated Receivables Purchase Agreement, dated as of May 22, 2020 (x)

10.5	Amended and Restated Fee Letter, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

*10.6	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Frank C. Sullivan, Chairman and Chief Executive Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.7	Amended and Restated Employment Agreement, by and between the Company and Edward W. Moore, Vice President, General Counsel and Chief Compliance Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	October 7, 2011

*10.8	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.9	RPM International Inc. Benefit Restoration Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2001

*10.9.1	Amendment No. 1 to the RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003

*10.9.2	Amendment No. 2 to RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.10	RPM International Inc. Deferred Compensation Plan, as Amended and Restated Generally, effective January 1, 2005	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.10.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

10.11	Second Amendment and Restated Collection Account Agreement, dated July 29, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2010

*10.12	RPM, Inc. 1997 Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.12.1	First Amendment to the RPM, Inc. 1997 Restricted Stock Plan, effective as of October 1, 1998	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

*10.12.2	Second Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

*10.12.3	Third Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.12.4	Fourth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003

*10.12.5	Fifth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 16, 2004

*10.12.6	Sixth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007

*10.12.7	Seventh Amendment to the RPM International Inc. 1997 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.13	RPM International Inc. 2003 Restricted Stock Plan for Directors	Quarterly Report on Form 10-Q (File No. 001-14187)	January 14, 2004

Exhibit		Incorporated by reference herein
Number	Description	Form	Date
*10.13.1	Amendment No. 1 to the RPM International Inc. 2003 Restricted Stock Plan for Directors	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007

*10.13.2	Amendment No. 2 to the RPM International Inc. 2003 Restricted Stock Plan for Directors, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.14	RPM International Inc. Amended and Restated 2004 Omnibus Equity and Incentive Plan, effective July 21, 2009	Definitive Proxy Statement (File No. 001-14187)	August 27, 2009

*10.14.1	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement (for grants prior to October 10, 2008)	Annual Report on Form 10-K (File No. 001-14187)	August 15, 2005

*10.14.2	Form of Stock Appreciation Rights Agreement (for grants prior to October 10, 2008)	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2005

*10.14.3	Form of Performance-Contingent Restricted Stock (PCRS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 7, 2011

*10.14.4	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009

*10.14.5	Form of Stock Appreciation Rights Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009

*10.15	RPM International Inc. 2007 Restricted Stock Plan	Current Report on Form 8-K (File No. 001-14187)	October 12, 2006

*10.15.1	Amendment No. 1 to the RPM International Inc. 2007 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.16	RPM International Inc. Amended and Restated Incentive Compensation Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	October 9, 2007

*10.17	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Russell L. Gordon, Vice President and Chief Financial Officer	Annual Report on Form 10-K (File No. 001-14187)	July 24, 2013

10.18

Settlement Term Sheet, dated July 26, 2014, by and among the Company, Bondex, SPHC, Republic, the Asbestos Claimants’ Committee, counsel for each member of the Asbestos Claimant’s Committee in its individual capacity and on behalf of such member, and Eric Green, in his capacity as the Future Claimants’ Representative

		Current Report on Form 8-K (File No. 001-14187)	July 31, 2014

*10.19	RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 10, 2014	Definitive Proxy Statement (File No. 001-14187)	August 26, 2014

*10.19.1	Amended and Restated RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 4, 2018	Definitive Proxy Statement (File No. 001-14187)	August 30, 2018

*10.19.2	Amended and Restated RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 3, 2019	Definitive Proxy Statement (File No. 001-14187)	August 27, 2019

10.20	Plan of Reorganization	Current Report on Form 8-K (File No. 001-14187)	December 23, 2014

*10.21	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Janeen B. Kastner, Vice President – Corporate Benefits and Risk Management	Quarterly Report on Form 10-Q (File No. 001-14187)	October 7, 2015

Exhibit		Incorporated by reference herein
Number	Description	Form	Date

10.22	Cooperation Agreement, dated as of June 27, 2018, by and among the Company, Elliott Associates, L.P., Elliott International, L.P., and Elliott International Capital Advisors Inc.	Current Report on Form 8-K (File No. 001-14187)	June 28, 2018

*10.23	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Keith R. Smiley, Vice President – Finance and Controller	Quarterly Report on Form 10-Q (File No. 001-14187)	October 3, 2019

21.1	Subsidiaries of the Company (x)

23.1	Consent of Independent Registered Public Accounting Firm (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer (xx)

32.2	Section 1350 Certification of the Company Chief Financial Officer (xx)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	Incline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	Cover page Interactive Data File

*	Management contract or compensatory plan or arrangement.
(x)	Filed herewith.
(xx)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPM INTERNATIONAL INC.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman, President and Chief Executive Officer

Date: July 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated this 27th day of July, 2020.

Signature	Title
/s/ Frank C. Sullivan	Chairman, President, Chief Executive Officer and a Director
Frank C. Sullivan	(Principal Executive Officer)

/s/ Russell L. Gordon	Vice President and Chief Financial Officer
Russell L. Gordon	(Principal Financial Officer)

/s/ Keith R. Smiley	Vice President-Finance and Controller
Keith R. Smiley	(Principal Accounting Officer)

/s/ Kirkland B. Andrews	Director
Kirkland B. Andrews

/s/ John M. Ballbach	Director
John M. Ballbach

/s/ Bruce A. Carbonari	Director
Bruce A. Carbonari

/s/ David A. Daberko	Director
David A. Daberko

/s/ Jenniffer D. Deckard	Director
Jenniffer D. Deckard

/s/ Salvatore D. Fazzolari	Director
Salvatore D. Fazzolari

/s/ Thomas S. Gross	Director
Thomas S. Gross

/s/ Julie A. Lagacy	Director
Julie A. Lagacy

/s/ Robert A. Livingston	Director
Robert A. Livingston

/s/ Frederick R. Nance	Director
Frederick R. Nance

/s/ William B. Summers, Jr.	Director
William B. Summers, Jr.

RPM International Inc. and Subsidiaries

Valuation And Qualifying Accounts and Reserves (Schedule II)

		Additions		Acquisitions
		Charged to		(Disposals)
	Balance at	Selling,		of Businesses			Balance at
	Beginning	General and		and	(Deductions)		End
(In thousands)	of Period	Administrative		Reclassifications	Additions		of Period
Year Ended May 31, 2020
Current:
Allowance for doubtful accounts	$54,748	$16,683		$(79)	$(15,505)	(1)	$55,847
Accrued product liability reserves	$11,739	$5,356		$—	$(6,637)	(2)	$10,458
Accrued environmental reserves	$1,147	$1,168		$—	$(345)	(2)	$1,970
Noncurrent:
Accrued product liability reserves	$29,942	$15,042		$—	(17,968)	(2)	$27,016
Accrued environmental reserves	$4,211	$371		$—	$(457)		$4,125
Year Ended May 31, 2019
Current:
Allowance for doubtful accounts	$46,344	$18,646		$(131)	$(10,111)	(1)	$54,748
Accrued product liability reserves	$12,900	$12,696		$—	$(13,857)	(2)	$11,739
Accrued environmental reserves	$1,144	$875		$—	$(872)	(2)	$1,147
Noncurrent:
Accrued product liability reserves	$29,902	$8,301		$—	(8,261)	(2)	$29,942
Accrued environmental reserves	$3,571	$895		$—	$(255)		$4,211
Year Ended May 31, 2018
Current:
Allowance for doubtful accounts	$44,138	$4,487		$—	$(2,281)	(1)	$46,344
Accrued product liability reserves	$14,932	$6,169		$—	$(8,201)	(2)	$12,900
Accrued environmental reserves	$1,102	$413		$—	$(371)	(2)	$1,144
Noncurrent:
Accrued product liability reserves	$28,222	$16,581		$—	(14,901)	(2)	$29,902
Accrued environmental reserves	$1,747	$5,350	(3)	$—	$(3,526)		$3,571

(1)	Uncollectible accounts written off, net of recoveries
(2)	Primarily claims paid during the year, net of insurance contributions
(3)	Approximately $1.7 million of the additions are reflected in the line item entitled, “Restructuring Expense,” in our Consolidated Statements of Income.