Form 10-Q
period 2020-08-31
RPM INTERNATIONAL INC/DE/
filed 2020-10-07
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020,

or

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

As of October 5, 2020, the registrant had 129,937,116 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	August 31, 2020	May 31, 2020
Assets
Current Assets
Cash and cash equivalents	$251,765	$233,416
Trade accounts receivable (less allowances of $55,927 and $55,847, respectively)	1,159,130	1,137,957
Inventories	783,472	810,448
Prepaid expenses and other current assets	262,668	241,608
Total current assets	2,457,035	2,423,429
Property, Plant and Equipment, at Cost	1,803,824	1,755,190
Allowance for depreciation	(942,849)	(905,504)
Property, plant and equipment, net	860,975	849,686
Other Assets
Goodwill	1,278,534	1,250,066
Other intangible assets, net of amortization	583,787	584,380
Operating lease right-of-use assets	283,546	284,491
Deferred income taxes	36,577	30,894
Other	193,965	208,008
Total other assets	2,376,409	2,357,839
Total Assets	$5,694,419	$5,630,954
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$525,980	$535,311
Current portion of long-term debt	45,913	80,890
Accrued compensation and benefits	133,880	185,531
Accrued losses	22,269	20,021
Other accrued liabilities	364,735	271,827
Total current liabilities	1,092,777	1,093,580
Long-Term Liabilities
Long-term debt, less current maturities	2,297,172	2,458,290
Operating lease liabilities	242,903	244,691
Other long-term liabilities	545,707	510,175
Deferred income taxes	63,789	59,555
Total long-term liabilities	3,149,571	3,272,711
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 300,000 shares; issued 143,813 and outstanding 129,975 as of August 31, 2020; issued 143,261 and outstanding 129,511 as of May 31, 2020	1,300	1,295
Paid-in capital	1,024,879	1,014,428
Treasury stock, at cost	(587,232)	(580,117)
Accumulated other comprehensive (loss)	(667,662)	(717,497)
Retained earnings	1,678,309	1,544,336
Total RPM International Inc. stockholders' equity	1,449,594	1,262,445
Noncontrolling Interest	2,477	2,218
Total equity	1,452,071	1,264,663
Total Liabilities and Stockholders' Equity	$5,694,419	$5,630,954

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	August 31,	August 31,
	2020	2019
Net Sales	$1,606,670	$1,472,764
Cost of Sales	953,015	898,010
Gross Profit	653,655	574,754
Selling, General and Administrative Expenses	395,953	400,566
Restructuring Charges	4,233	6,622
Interest Expense	21,745	28,317
Investment (Income), Net	(12,763)	(5,385)
Other Expense, Net	3,118	1,785
Income Before Income Taxes	241,369	142,849
Provision for Income Taxes	60,584	36,353
Net Income	180,785	106,496
Less: Net Income Attributable to Noncontrolling Interests	190	308
Net Income Attributable to RPM International Inc. Stockholders	$180,595	$106,188
Average Number of Shares of Common Stock Outstanding:
Basic	128,418	128,882
Diluted	128,783	129,504
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$1.39	$0.82
Diluted	$1.39	$0.82

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2020	2019
Net Income	$180,785	$106,496
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $2,862 and $0, respectively)	64,667	(28,434)
Pension and other postretirement benefit liability adjustments (net of tax of $786 and $1,104, respectively)	3,260	3,623
Unrealized gain on securities and other (net of tax benefit of $82 and tax $1, respectively)	89	371
Unrealized gain (loss) on derivatives (net of tax of $5,542 and $579, respectively)	(18,112)	784
Total other comprehensive income (loss)	49,904	(23,656)
Total Comprehensive Income	230,689	82,840
Less: Comprehensive Income Attributable to Noncontrolling Interests	259	277
Comprehensive Income Attributable to RPM International Inc. Stockholders	$230,430	$82,563

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2020	2019
Cash Flows From Operating Activities:
Net income	$180,785	$106,496
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	35,317	35,839
Restructuring charges, net of payments	(1,972)	611
Fair value adjustments to contingent earnout obligations	2,712	-
Deferred income taxes	1,938	(4,580)
Stock-based compensation expense	10,457	6,560
Net (gain) on marketable securities	(11,784)	(2,854)
Other	(10)	250
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	692	116,349
Decrease (increase) in inventory	43,395	(22,640)
(Increase) in prepaid expenses and other current and long-term assets	(5,526)	(5,801)
Increase (decrease) in accounts payable	4,945	(63,831)
(Decrease) in accrued compensation and benefits	(55,368)	(73,180)
Increase in accrued losses	1,936	404
Increase in other accrued liabilities	109,399	50,588
Other	1,173	928
Cash Provided By Operating Activities	318,089	145,139
Cash Flows From Investing Activities:
Capital expenditures	(41,488)	(36,602)
Acquisition of businesses, net of cash acquired	-	(30,598)
Purchase of marketable securities	(17,104)	(9,996)
Proceeds from sales of marketable securities	16,070	2,837
Other	244	(97)
Cash (Used For) Investing Activities	(42,278)	(74,456)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	136	75,718
Reductions of long-term and short-term debt	(213,090)	(874)
Cash dividends	(46,622)	(45,323)
Repurchases of common stock	-	(100,000)
Shares of common stock returned for taxes	(7,115)	(6,127)
Payments of acquisition-related contingent consideration	(2,217)	(131)
Other	-	(295)
Cash (Used For) Financing Activities	(268,908)	(77,032)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	11,446	(4,728)
Net Change in Cash and Cash Equivalents	18,349	(11,077)
Cash and Cash Equivalents at Beginning of Period	233,416	223,168
Cash and Cash Equivalents at End of Period	$251,765	$212,091
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$17,566	$18,485
Income Taxes, net of refunds	$16,845	$11,295

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2020	129,511	$1,295	$1,014,428	$(580,117)	$(717,497)	$1,544,336	$1,262,445	$2,218	$1,264,663
Net income	-	-	-	-	-	180,595	180,595	190	180,785
Other comprehensive income	-	-	-	-	49,835	-	49,835	69	49,904
Dividends declared and paid ($0.36 per share)	-	-	-	-	-	(46,622)	(46,622)	-	(46,622)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	464	5	10,451	(7,115)	-	-	3,341	-	3,341
Balance at August 31, 2020	129,975	$1,300	$1,024,879	$(587,232)	$(667,662)	$1,678,309	$1,449,594	$2,477	$1,452,071

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2019	130,995	$1,310	$994,508	$(437,290)	$(577,628)	$1,425,052	$1,405,952	$2,653	$1,408,605
Net income	-	-	-	-	-	106,188	106,188	308	106,496
Other comprehensive (loss)	-	-	-	-	(23,625)	-	(23,625)	(31)	(23,656)
Dividends declared and paid ($0.35 per share)	-	-	-	-	-	(45,323)	(45,323)	-	(45,323)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(297)	(297)
Share repurchases under repurchase program	(1,656)	(16)	16	(100,000)	-	-	(100,000)	-	(100,000)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	330	3	6,557	(6,360)	-	-	200	-	200
Balance at August 31, 2019	129,669	$1,297	$1,001,081	$(543,650)	$(601,253)	$1,485,917	$1,343,392	$2,633	$1,346,025

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three-month periods ended August 31, 2020 and August 31, 2019.  For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2020.

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

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Additionally, the standard amends the current available-for-sale securities other-than-temporary impairment model for debt securities. The guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods therein.  The adoption of this new guidance, effective June 1, 2020, using the modified retrospective transition method, did not result in a cumulative-effect adjustment to the opening balance of retained earnings at June 1, 2020 and did not have a material impact on the Company's Consolidated Financial Statements. Refer to Note 14, “Revenue” for additional information.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” to eliminate step two from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. The guidance is effective for fiscal years beginning after December 15, 2019. The adoption of this new guidance, effective June 1, 2020, did not have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this new guidance, effective June 1, 2020, did not have a material impact on our Consolidated Financial Statements or disclosures.

New Pronouncements Issued

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

MAP to Growth

Between May and August 2018, we approved and implemented the initial phases of a multi-year restructuring plan, which was originally referred to as the 2020 Margin Acceleration Plan (“2020 MAP to Growth”).  The initial phases of our 2020 MAP to Growth affected all of our reportable segments, as well as our corporate/nonoperating segment, and focused on margin improvement by simplifying business processes; reducing inventory categories and rationalizing SKUs; eliminating underperforming businesses; reducing headcount and working capital; and improving operating efficiency.  The activities included in the initial phases of the restructuring activities have been substantially completed.

During the quarter ended November 30, 2018, we formally announced the remainder of our 2020 MAP to Growth.  This multi-year restructuring is expected to increase operational efficiency while maintaining our entrepreneurial growth culture and will include three additional phases originally expected to be implemented between September 2018 and December 2020.

Recently, however, the disruption caused by the outbreak of Covid-19 is expected to delay the finalization of our 2020 MAP to Growth past the original target completion date of December 31, 2020.  We will provide an update on the revised target completion timeline at a later date.  In recognition of the fact our restructuring plan will now extend into calendar year 2021, we will now refer to it simply as “MAP to Growth.”

Our execution of the MAP to Growth will continue to drive the de-layering and simplification of management and businesses associated with group realignment.  We have implemented four center-led functional areas including manufacturing and operations; procurement and supply chain; information technology; and accounting and finance.

Our MAP to Growth optimizes our manufacturing facilities and will ultimately provide more efficient plant and distribution facilities.  Through the balance sheet date, in association with our MAP to Growth initiative, we have completed, or are in the process of completing, the planned closure of 23 plants and 26 warehouses.  We also expect to incur additional severance and benefit costs as part of our planned closure of these facilities.

Throughout the remainder of our MAP to Growth initiative, we will continue to assess and find areas of improvement and cost savings.  As such, the final implementation and total expected costs are subject to change.  In addition to the announced plan, we have continued to broaden the scope of our MAP to Growth initiative, specifically in consolidation of the general and administrative areas, potential outsourcing, as well as additional future plant closures and consolidations; the estimated costs of which have not yet been finalized.  The current total expected costs associated with this plan are outlined in the table below and increased by approximately $4.9 million compared to our previous estimate, primarily attributable to increases in expected severance and benefit charges of  $2.0 million, facility closure and other related costs of $2.4 million and $0.5 million of other restructuring costs.

Following is a summary of the charges recorded in connection with restructuring by reportable segment:

	Three Months Ended	Three Months Ended	Cumulative Costs	Total Expected
(In thousands)	August 31, 2020	August 31, 2019	to Date	Costs
Construction Products Group ("CPG") Segment:
Severance and benefit costs (a)	$180	$160	$18,274	$23,132
Facility closure and other related costs	368	688	4,845	7,453
Other restructuring costs	36	-	1,976	2,070
Total Charges	$584	$848	$25,095	$32,655

Performance Coatings Group ("PCG") Segment:
Severance and benefit costs (b)	$1,039	$2,500	$14,424	$16,997
Facility closure and other related costs	288	109	5,635	7,076
Other restructuring costs	29	-	630	790
Total Charges	$1,356	$2,609	$20,689	$24,863

Consumer Segment:
Severance and benefit costs (c)	$790	$767	$11,257	$12,204
Facility closure and other related costs	597	516	9,534	12,075
Other restructuring costs	98	-	4,217	4,384
Total Charges	$1,485	$1,283	$25,008	$28,663

Specialty Products Group ("SPG") Segment:
Severance and benefit costs (d)	$469	$366	$7,399	$8,757
Facility closure and other related costs	268	1,459	4,434	6,045
Other restructuring costs	71	64	1,193	1,442
Total Charges	$808	$1,889	$13,026	$16,244

Corporate/Other Segment:
Severance and benefit costs	$-	$(7)	$13,347	$13,347
Total Charges	$-	$(7)	$13,347	$13,347

Consolidated:
Severance and benefit costs	$2,478	$3,786	$64,701	$74,437
Facility closure and other related costs	1,521	2,772	24,448	32,649
Other restructuring costs	234	64	8,016	8,686
Total Charges	$4,233	$6,622	$97,165	$115,772

(a)	Severance and benefit costs are associated with the elimination of 9 positions and 21 positions during the three months ended August 31, 2020 and 2019, respectively.
(b)	Severance and benefit costs are associated with the elimination of 39 position and 51 positions during the three months ended August 31, 2020 and 2019, respectively.
(c)	Severance and benefit costs are associated with the elimination of three positions and two positions during the three months ended August 31, 2020 and 2019, respectively.
(d)	Severance and benefit costs are associated with the elimination of 28 positions and 10 positions during the three months ended August 31, 2020 and 2019, respectively.

A summary of the activity in the restructuring reserves related to our MAP to Growth is as follows:

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Restructuring Costs	Total
Balance at June 1, 2020	$7,357	$5,880	$-	13,237
Additions charged to expense	2,478	1,521	234	4,233
Cash payments charged against reserve	(4,942)	(1,263)	-	(6,205)
Non-cash charges included above (e)	-	-	(234)	(234)
Balance at August 31, 2020	$4,893	$6,138	$-	$11,031

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Restructuring Costs	Total
Balance at June 1, 2019	$4,837	$7,857	$-	$12,694
Additions charged to expense	3,786	2,772	64	6,622
Cash payments charged against reserve	(5,677)	(334)	-	(6,011)
Non-cash charges included above (e)	-	(865)	(64)	(929)
Balance at August 31, 2019	$2,946	$9,430	$-	$12,376

(e)	Non-cash charges primarily include accelerated vesting of equity awards and asset-write offs.

In connection with our MAP to Growth, during the three months ended August 31, 2020, we incurred approximately $0.3 million of inventory-related charges at our Consumer segment.  Comparatively, during the three months ended August 31, 2019, we incurred approximately $2.0 million, $0.9 million and $0.3 million of inventory-related charges at our PCG, Consumer and CPG segments, respectively.  All of the aforementioned inventory-related charges are recorded in cost of sales in our Consolidated Statements of Income. These inventory charges were the result of the exit of a business or product line and SKU rationalization initiatives in connection with our overall plan of restructuring.

NOTE 4 — FAIR VALUE MEASUREMENTS

Financial instruments recorded in the balance sheet include cash and cash equivalents, trade accounts receivable, marketable securities, notes and accounts payable, and debt.

An allowance for expected uncollectible trade receivable amounts is established using a combination of specifically identified accounts to be reserved, and a reserve covering trends in collectibility. These estimates are based on an analysis of trends in collectibility and past experience, but are primarily made up of individual account balances identified as doubtful based on specific facts and conditions. Receivable losses are charged against the allowance when we conclude on uncollectibility.

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

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  In addition, with respect to our derivative assets and liabilities measured at fair value, refer to Note 5, “Derivatives and Hedging” for discussion of their classification within the fair value hierarchy.

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at August 31, 2020
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$26,736	$-	$26,736
Corporate bonds	-	191	-	191
Total available-for-sale debt securities	-	26,927	-	26,927
Marketable equity securities:
Stocks - domestic	5,806	-	-	5,806
Mutual funds - foreign	-	45,053	-	45,053
Mutual funds - domestic	-	55,899	-	55,899
Total marketable equity securities	5,806	100,952	-	106,758
Contingent consideration	-	-	(15,928)	(15,928)
Total	$5,806	$127,879	$(15,928)	$117,757

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2020
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$26,736	$-	$26,736
Corporate bonds	-	186	-	186
Total available-for-sale debt securities	-	26,922	-	26,922
Marketable equity securities:
Stocks - domestic	3,870	-	-	3,870
Mutual funds - foreign	-	28,815	-	28,815
Mutual funds - domestic	-	63,536	-	63,536
Total marketable equity securities	3,870	92,351	-	96,221
Contingent consideration	-	-	(15,682)	(15,682)
Total	$3,870	$119,273	$(15,682)	$107,461

Our investments in available-for-sale debt securities and marketable equity securities are valued using a market approach. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors, including the type of instrument, whether the instrument is actively traded and other characteristics particular to the transaction. For most of our financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During the first three months of fiscal 2021, we paid approximately $2.8 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current period, and recorded an increase in the accrual for approximately $2.7 million related to fair value adjustments.  During the first three months of fiscal 2020, we paid approximately $5.9 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during last year’s first three months.  In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payments of contingent consideration in excess of fair value are reported in cash flows from operating activities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At August 31, 2020 and May 31, 2020, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of August 31, 2020 and May 31, 2020 are as follows:

	At August 31, 2020
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$251,765	$251,765
Marketable equity securities	106,758	106,758
Available-for-sale debt securities	26,927	26,927
Long-term debt, including current portion	2,343,085	2,533,117

	At May 31, 2020
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$233,416	$233,416
Marketable equity securities	87,111	87,111
Available-for-sale debt securities	26,922	26,922
Long-term debt, including current portion	2,539,180	2,618,719

NOTE 5 — DERIVATIVES AND HEDGING

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

Derivatives Designated as Hedges

In October 2017, as a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we executed a fair value hedge and two cross currency swaps, in which we paid variable rate interest in Euros and received fixed rate interest in U.S. Dollars with a combined notional amount of approximately €85.25 million ($100 million U.S. Dollar equivalent), and which had a maturity date of November 2022. This effectively converted a portion of our U.S. Dollar denominated fixed-rate debt to Euro denominated variable rate debt. The fair value hedge was recognized at fair value in our Consolidated Balance Sheets, while changes in the fair value of the hedge were recognized in interest expense in our Consolidated Statements of Income. We designated the swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. In February 2020, the fair value hedge and two cross currency swaps agreements were terminated, and we received cash in the amount of $9.3 million, representing the fair value of the swap and interest accrued through the date of termination. Accordingly, hedge accounting was discontinued and a hedge accounting adjustment to our Senior Notes of $1.5 million was recorded and is being amortized to interest expense in the Consolidated Statements of Income through the termination of the 3.450% Notes in November 2022. Changes in the fair value of the cross currency swaps due to spot foreign exchange rates are recorded as cumulative translation adjustment within AOCI and will remain in AOCI until either the sale or substantially complete liquidation of the hedged subsidiaries.

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

The following table summarizes the location and effects of our derivatives instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Income for gains or losses initially recognized in AOCI in the Consolidated Balance Sheet:

	Pretax gain/(loss) recognized in AOCI			Pretax gain/(loss) reclassified from AOCI into income
(In thousands)	Three Months Ended			Three Months Ended
Derivatives in hedging relationships	August 31, 2020	August 31, 2019	Income statement location	August 31, 2020	August 31, 2019
Interest rate swap (cash flow)	$(598)	$-	Interest expense	$(766)	$-
Cross currency swap (cash flow)	(7,356)	-	Interest income	191	-
Cross currency swap (cash flow)	-	-	Foreign exchange (loss)	(7,455)	-
Cross currency swap (net investment)	(23,133)	1,397	Gain or (loss) on sale of subsidiary	-	-
Total	$(31,087)	$1,397		$(8,030)	$-

Derivatives Not Designated as Hedges

At August 31, 2020, and May 31, 2020, we held one foreign currency forward contract at each period end designed to reduce our exposure to changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows.  The contract has not been designated as a hedge; therefore, the changes in fair value of the derivative are recognized in earnings as a component of SG&A expenses. Amounts recognized in earnings did not have a material impact on our Consolidated Financial Statements for any period presented. As of August 31, 2020 and May 31, 2020, the notional amounts of the forward contract held to purchase foreign currencies was $84.7 million and $63.2 million, respectively.

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

The fair values of qualifying and non-qualifying instruments used in hedging transactions as of August 31, 2020 and May 31, 2020 are as follows:

(In thousands)		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	August 31, 2020	May 31, 2020

Assets:
Cross Currency Swap (Net Investment)	Other Current Assets	$5,652	$5,352
Cross Currency Swap (Cash Flow)	Other Current Assets	632	750
Cross Currency Swap (Net Investment)	Other Assets (Long-Term)	-	12,409
Liabilities:
Interest Rate Swap (Cash Flow)	Other Accrued Liabilities	$3,238	$2,981
Cross Currency Swap (Net Investment)	Other Accrued Liabilities	701	294
Cross Currency Swap (Net Investment)	Other Long-Term Liabilities	29,537	18,204
Cross Currency Swap (Cash Flow)	Other Long-Term Liabilities	11,320	3,608
Interest Rate Swap (Cash Flow)	Other Long-Term Liabilities	4,761	5,187

(In thousands)		Fair Value
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	August 31, 2020	May 31, 2019

Liabilities:
Foreign Currency Exchange	Other Accrued Liabilities	$28	$53

NOTE 6 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2020	2019
Interest (income)	$(667)	$(1,348)
Net (gain) on marketable securities	(11,784)	(3,540)
Dividend (income)	(312)	(497)
Investment (income), net	$(12,763)	$(5,385)

Net (Gain) on Marketable Securities

	Three Months Ended
	August 31,	August 31,
(In thousands)	2020	2019
Unrealized (gains) on marketable equity securities	$(13,956)	$(3,476)
Realized (gains) losses on marketable equity securities	2,169	(68)
Realized losses on available-for-sale debt securities	3	4
Net (gain) on marketable securities	$(11,784)	$(3,540)

NOTE 7 — OTHER EXPENSE, NET

Other expense, net, consists of the following components:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2020	2019
Royalty (income) expense, net	$(31)	$266
(Income) expense related to unconsolidated equity affiliates	(187)	91
Pension non-service costs	3,336	1,428
Other expense, net	$3,118	$1,785

NOTE 8 — INCOME TAXES

The effective income tax rate of 25.1% for the three months ended August 31, 2020 compares to the effective income tax rate of 25.5% for the three months ended August 31, 2019. The effective income tax rates for the three months ended August 31, 2020 and 2019 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation.

Our deferred tax liability for unremitted foreign earnings was $12.0 million as of August 31, 2020, which represents our estimate of the foreign tax cost associated with the remittance of $433.7 million of foreign earnings that are not considered to be permanently reinvested.  We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of August 31, 2020. Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were remitted to us as dividends.

NOTE 9 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	August 31, 2020	May 31, 2020
Raw material and supplies	$310,346	$282,579
Finished goods	473,126	527,869
Total Inventory, Net of Reserves	$783,472	$810,448

NOTE 10 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. As announced on November 28, 2018, our goal is to return $1.0 billion in capital to stockholders by May 31, 2021 through share repurchases.  On April 16, 2019, after taking into account share repurchases under our existing stock repurchase program to date, our Board of Directors authorized the repurchase of the remaining $600.0 million in value of RPM International Inc. common stock by May 31, 2021.  As a result, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. Given recent macroeconomic uncertainty resulting from the Covid-19 pandemic, we have suspended our stock repurchase program.  During the three months ended August 31, 2020, we did not repurchase any shares of our common stock under this program.  During the three months ended August 31, 2019, we repurchased 1,655,616 shares of our common stock at a cost of approximately $100.0 million, or an average cost of $60.40 per share, under this program.

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share for the three-month periods ended August 31, 2020 and 2019.

	Three Months Ended
	August 31,	August 31,
(In thousands, except per share amounts)	2020	2019
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$180,595	$106,188
Less: Allocation of earnings and dividends to participating securities	(1,552)	(623)
Net income available to common shareholders - basic	179,043	105,565
Add: Undistributed earnings reallocated to unvested shareholders	4	2
Net income available to common shareholders - diluted	$179,047	$105,567
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	128,418	128,882
Average diluted options and awards	365	622
Total shares for diluted earnings per share (1)	128,783	129,504
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$1.39	$0.82
Method used to calculate basic earnings per share	Two-class	Two-class
Diluted Earnings Per Share of Common Stock	$1.39	$0.82
Method used to calculate diluted earnings per share	Two-class	Two-class

(1)

Restricted shares totaling 225,500 and 178,000 for the three months ended August 31, 2020 and 2019, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.   In addition, stock appreciation rights (“SARs”) totaling 360,000 and 790,000 for the three months ended August 31, 2020 and 2019, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 12 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans.  The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three months ended August 31, 2020 and 2019:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	August 31,	August 31,	August 31,	August 31,
Pension Benefits	2020	2019	2020	2019
Service cost	$11,130	$9,856	$1,406	$1,391
Interest cost	3,806	5,104	1,122	1,193
Expected return on plan assets	(8,279)	(8,573)	(1,607)	(1,834)
Amortization of:
Prior service cost (credit)	2	2	(35)	(9)
Net actuarial losses recognized	7,501	4,629	526	523
Net Periodic Benefit Cost	$14,160	$11,018	$1,412	$1,264

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	August 31,	August 31,	August 31,	August 31,
Postretirement Benefits	2020	2019	2020	2019
Service cost	$-	$-	$431	$429
Interest cost	19	37	283	282
Amortization of:
Prior service (credit)	(42)	(55)	-	-
Net actuarial (gains) losses recognized	10	(16)	130	158
Net Periodic Benefit (Credit) Cost	$(13)	$(34)	$844	$869

Due to lower discount rates, net periodic pension and U.S. postretirement cost for fiscal 2021 is higher than our fiscal 2020 expense. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, but such changes are not expected to be material to our consolidated financial results. We previously disclosed in our financial statements for the fiscal year ended May 31, 2020 that we expected to contribute approximately $8,000 to our retirement plans in the U.S. and approximately $6.7 million to plans outside the U.S. during the current fiscal year, and as of August 31, 2020, those amounts remain unchanged.  During the year, we will evaluate whether to make additional contributions.

NOTE 13 — CONTINGENCIES AND ACCRUED LOSSES

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at August 31, 2020, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2020	2019
Beginning Balance	$11,106	$10,414
Deductions (1)	(5,930)	(5,513)
Provision charged to expense	7,660	5,168
Ending Balance	$12,836	$10,069

(1)	Primarily claims paid during the year.

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

Other Contingencies

We were notified by the SEC on June 24, 2014, that we are the subject of a formal investigation pertaining to the timing of our disclosure and accrual of loss reserves in fiscal 2013 with respect to the previously disclosed U.S. Department Of Justice (the “DOJ”) and the U.S. General Services Administration (the “GSA”) Office of Inspector General investigation into compliance issues relating to Tremco Roofing Division’s GSA contracts. As previously disclosed, our Audit Committee completed an investigation into the facts and circumstances surrounding the timing of our disclosure and accrual of loss reserves with respect to the GSA and DOJ investigation, and determined that it was appropriate to restate our financial results for the first, second and third quarters of fiscal 2013.  The restatement shifted accrual amounts among the three quarters, which had the effect of reducing net income by $7.2 million and $10.8 million for the quarterly periods ended August 31, 2012, and November 30, 2012, respectively, and increasing net income for the quarterly period ended February 28, 2013 by $18.0 million.  These restatements had no impact on our audited financial statements for the fiscal years ended May 31, 2013 or 2014. The Audit Committee’s investigation concluded that there was no intentional misconduct on the part of any of our officers.

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  The complaint seeks disgorgement of gains that may have resulted from the conduct alleged in the complaint, and payment of unspecified monetary penalties from us and our General Counsel pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act.  Further, the complaint seeks to permanently enjoin us from violations of Sections 17(a)(2) and (a)(3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Exchange Act Rules 12b-20, 13a-1, 13a-11 and 13a-13, and to permanently enjoin our General Counsel from violations of Sections 17(a)(2) and (a)(3) of the Securities Act and Exchange Act Rules 13b2-1 and 13b2-2(a).  Both we and our General Counsel filed motions to dismiss the complaint on February 24, 2017.  Those motions to dismiss the complaint were denied by the Court on September 29, 2017.  We and our General Counsel filed answers to the complaint on October 16, 2017. Formal discovery is closed.  Summary judgement briefing is due to conclude in April 2021.  We intend to continue to contest the allegations in the complaint vigorously.

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

NOTE 14 – REVENUE

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives.  We disaggregate revenues from the sales of our products and services based upon geographical location by each of our reportable segments, which are aligned by similar economic factors, trends and customers, which best depict the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  See Note 15, “Segment Information,” for further details regarding our disaggregated revenues as well as a description of each of the unique revenue streams related to each of our four reportable segments.

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

We offer assurance type warranties on our products as well as separately sold warranty contracts. Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term.  Warranty liabilities for our assurance type warranties are discussed further in Note 13, “Contingencies and Other Accrued Losses.”

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

Trade accounts receivable, net of allowances, and net contract assets (liabilities) consisted of the following:

(In thousands, except percents)	August 31, 2020	May 31, 2020	$ Change	% Change

Trade accounts receivable, less allowances	$1,159,130	$1,137,957	$21,173	1.9%

Contract assets	$36,292	$25,249	$11,043	43.7%
Contract liabilities - short-term	(25,605)	(25,288)	(317)	1.3%
Net Contract Assets (Liabilities)	$10,687	$(39)	$10,726

The $10.7 million change in our net contract assets/(liabilities) from May 31, 2020 to August 31, 2020 resulted primarily due to the timing and volume of construction jobs in progress at August 31, 2020 versus May 31, 2020.  During the first quarter of fiscal 2021, net sales at our U.S. based general contracting and roofing services business increased by $25.1 million as compared to the fourth quarter of fiscal 2020.  During the fourth quarter of fiscal 2020, we began to mobilize on the jobs that were scheduled to be executed during the peak summer months.  In the first quarter of fiscal 2021, we performed a substantial amount of work on these jobs, and as such, our unbilled revenue is higher as of August 31, 2020 than it was at May 31, 2020.  We also record long-term deferred revenue, which amounted to $66.4 million and $66.0 million as of August 31, 2020 and May 31, 2020, respectively.  The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our consolidated balance sheets.

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

Allowance for Credit Losses

Our primary allowance for credit losses is the allowance for doubtful accounts. The allowance for doubtful accounts reduces the accounts receivable balance to the estimated net realizable value equal to the amount that is expected to be collected. The allowance was based on assessments of current creditworthiness of customers, historical collection experience, the aging of receivables and other currently available evidence. Accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. All provisions for allowances for doubtful collection of accounts are included in selling, general and administrative expenses.

The following table summarizes the activity for the allowance for credit losses for the three months ended August 31, 2020:

(In thousands)
Balance at June 1, 2020	$55,847
Bad debt expense	1,274
Uncollectible accounts written off, net of recoveries	(2,854)
Translation adjustments	1,660
Balance at August 31, 2020	$55,927

NOTE 15 — SEGMENT INFORMATION

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, sealants and adhesives. We manage our portfolio by organizing our businesses and product lines into four reportable segments as outlined below, which also represent our operating segments. Within each operating segment, we manage product lines and businesses which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our four operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker in determining how to allocate the assets of the company and evaluate performance. These four operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on income before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”), and/or adjusted EBIT, as a performance evaluation measure because interest expense is essentially related to acquisitions, as opposed to segment operations.

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

Three Months Ended August 31, 2020	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$327,961	$156,062	$509,584	$133,497	$1,127,104
Foreign
Canada	55,642	17,112	48,908	1,920	123,582
Europe	108,720	63,634	67,610	16,996	256,960
Latin America	34,853	5,594	7,392	465	48,304
Asia Pacific	17,639	4,886	7,674	5,146	35,345
Other Foreign	2,875	12,500	-	-	15,375
Total Foreign	219,729	103,726	131,584	24,527	479,566
Total	$547,690	$259,788	$641,168	$158,024	$1,606,670

Three Months Ended August 31, 2019	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$307,659	$181,906	$381,229	$131,731	$1,002,525
Foreign
Canada	50,443	20,973	32,505	2,228	106,149
Europe	114,302	64,459	51,009	20,839	250,609
Latin America	42,847	8,441	6,315	432	58,035
Asia Pacific	20,396	7,424	6,181	4,858	38,859
Other Foreign	458	14,038	2,091	-	16,587
Total Foreign	228,446	115,335	98,101	28,357	470,239
Total	$536,105	$297,241	$479,330	$160,088	$1,472,764

	Three Months Ended
(In thousands)	August 31,	August 31,
Income (Loss) Before Income Taxes	2020	2019
CPG Segment	$98,349	$82,680
PCG Segment	28,514	28,057
Consumer Segment	132,722	59,158
SPG Segment	20,449	23,327
Corporate/Other	(38,665)	(50,373)
Consolidated	$241,369	$142,849

(In thousands)	August 31,	May 31,
Identifiable Assets	2020	2020
CPG Segment	$1,664,612	$1,622,632
PCG Segment	949,224	925,569
Consumer Segment	2,104,448	2,067,017
SPG Segment	734,132	728,449
Corporate/Other	242,003	287,287
Consolidated	$5,694,419	$5,630,954

NOTE 16 — GOODWILL

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

The following table summarizes the changes in the carrying amount of goodwill, by reportable segment, for the periods presented:

	CPG	PCG	Consumer	SPG
(In thousands)	Segment	Segment	Segment	Segment	Total
Balance as of May 31, 2020	$405,354	$185,404	$496,218	$163,090	$1,250,066
Translation adjustments & other	21,396	265	4,075	2,732	28,468
Balance as of August 31, 2020	426,750	185,669	500,293	165,822	1,278,534

NOTE 17 — SUBSEQUENT EVENTS

Subsequent to the end of our first quarter, on September 1, 2020, we acquired Ali Industries, LLC, a leading manufacturer of sandpaper and other abrasives.  The company, which is headquartered in Fairborn, Ohio, has annual net sales of approximately $75 million, and will be part of our Consumer reportable segment.

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

A comprehensive discussion of the accounting policies and estimates that are the most critical to our financial statements are set forth in our Annual Report on Form 10-K for the year ended May 31, 2020.

BUSINESS SEGMENT INFORMATION

The following tables reflect the results of our reportable segments consistent with our management philosophy, and represent the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of businesses.

	Three Months Ended
	August 31,	August 31,
(In thousands)	2020	2019
Net Sales
CPG Segment	$547,690	$536,105
PCG Segment	259,788	297,241
Consumer Segment	641,168	479,330
SPG Segment	158,024	160,088
Consolidated	$1,606,670	$1,472,764
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$98,349	$82,680
Interest (Expense), Net (b)	(2,110)	(2,027)
EBIT (c)	$100,459	$84,707
PCG Segment
Income Before Income Taxes (a)	$28,514	$28,057
Interest (Expense), Net (b)	(31)	(129)
EBIT (c)	$28,545	$28,186
Consumer Segment
Income Before Income Taxes (a)	$132,722	$59,158
Interest (Expense), Net (b)	(62)	(105)
EBIT (c)	$132,784	$59,263
SPG Segment
Income Before Income Taxes (a)	$20,449	$23,327
Interest Income (Expense), Net (b)	(82)	26
EBIT (c)	$20,531	$23,301
Corporate/Other
(Loss) Before Income Taxes (a)	$(38,665)	$(50,373)
Interest (Expense), Net (b)	(6,697)	(20,697)
EBIT (c)	$(31,968)	$(29,676)
Consolidated
Net Income	$180,785	$106,496
Add: Provision for Income Taxes	60,584	36,353
Income Before Income Taxes (a)	241,369	142,849
Interest (Expense)	(21,745)	(28,317)
Investment Income, Net	12,763	5,385
EBIT (c)	$250,351	$165,781

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles ("GAAP") in the U.S., to EBIT.
(b)	Interest Income (Expense), Net includes the combination of interest income (expense) and investment income (expense), net.
(c)

EBIT is a non-GAAP measure, and is defined as earnings (loss) before interest and taxes.  We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT, as a performance evaluation measure because interest expense is essentially related to acquisitions, as opposed to segment operations.  We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions.  EBIT should not be considered an alternative to, or more meaningful than, income before income taxes as determined in accordance with GAAP, since EBIT omits the impact of interest in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness.  Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets' analysis of our segments' core operating performance.  We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing.  Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing.  EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2020

Net Sales  Consolidated net sales of $1,606.7 million for the first quarter of fiscal 2021 grew by approximately 9.1% from net sales of $1,472.8 million for last year’s first quarter. Organic sales, which include the impact of price and volume, contributed 9.3% to consolidated net sales while acquisitions added 0.5%.  Unfavorable foreign currency exchange impacted consolidated net sales during the current quarter by 0.7%.

CPG segment net sales for the current quarter grew by 2.2% to $547.7 million from net sales of $536.1 million during the same period a year ago. Organic growth contributed 3.6% during the quarter, mainly driven by market share gains and the introduction of new products, with the fastest growth being generated in our roofing business, which experienced better weather in the current year than the prior year when unfavorable conditions caused a delay in North American construction activity, and our commercial sealants business, which experienced sales during the first quarter of fiscal 2021 from distributors who did not order in April and May due to Covid-19 lockdown restrictions.  Unfavorable foreign currency exchange negatively impacted the segment’s net sales by 1.4% during the current quarter.

PCG segment net sales for the current quarter declined by 12.6% to $259.8 million from net sales of $297.3 million during the same period a year ago. The organic decline was 12.2% during the quarter as restrictions associated with Covid-19 impacted the ability of contractors to gain access to the facilities of our end customers.  Furthermore, our customers in the energy sector are facing poor economic conditions, which is causing deferrals in industrial maintenance spending.  Recent acquisitions contributed 0.3% to net sales during the current quarter, while unfavorable foreign currency exchange negatively impacted the segment’s net sales by 0.7% during the current quarter.

Consumer segment net sales for the quarter grew by 33.8% to $641.2 million from $479.3 million during last year’s first quarter.  Organic growth provided 34.0%, while unfavorable foreign currency exchange negatively impacted net sales in the segment by 0.2% during the current quarter versus the same period a year ago.  The significant increase in sales volume resulted from a combination of higher “do-it-yourself” demand as consumers are spending more time at home during the Covid-19 shutdowns and an easier comparison to the prior year, when sales were very low due to extremely wet weather.

SPG segment net sales for the quarter decreased by 1.3% to $158.0 million from $160.1 million during last year’s first quarter. Organic sales declined 5.7% during the current quarter, as a result of supply chain difficulties and operating disruptions in our water damage restoration business and decreased demand in our fluorescent pigments and edible coatings businesses, all resulting from the Covid-19 pandemic.  These declines were somewhat offset by favorable market conditions in our marine business, as Covid-19 has increased demand for outdoor recreation, our wood coatings business, which benefited from increased lumber sales, and our nail polish business, as Covid-19 has led to more demand for our product offering with nails being done at home instead of at salons.  Additionally, foreign currency exchange had a favorable impact on the segment’s net sales of 0.3% during the quarter, while recent acquisitions added 4.1% of net sales during the quarter.

As demonstrated above, Covid-19 has had a mixed impact on our businesses, impacting some unfavorably and others favorably.  RPM continues to be well-served by the strategic balance in its portfolio of businesses.  It continues to be difficult to predict the future financial impact on net sales, as we cannot predict the duration or scope of the pandemic, but the impact could be material.  Future performance in net sales is dependent on several factors, including but not limited to: (i) the ability of our customers to continue operations; (ii) continued organic growth in DIY sales, as people spend more time at home; (iii) a potential for organic growth in professional and consumer cleaning and disinfectant brands, some of which are effective against Covid-19; (iv) the nature and extent of facility closures as a result of Covid-19; and (v) the length and severity of the downturn in energy markets and associated unfavorable impact on maintenance spending in this sector.  With that being said, we expect to generate consolidated sales growth in the low- to mid-single digits, which is more in line with recent quarters prior to the outbreak of Covid-19.

Gross Profit Margin  Our consolidated gross profit margin of 40.7% of net sales for the first quarter of fiscal 2021 compares to a consolidated gross profit margin of 39.0% for the comparable period a year ago.  The current quarter gross profit margin increase of approximately 1.7% of net sales, or 170 basis points (“bps”), resulted primarily from a combination of increases in selling prices, MAP to Growth savings, which include raw material savings due to our centralized procurement initiatives, and higher sales volume versus the same period a year ago.

Raw material costs inflation seems to be moderating in a number of our key product categories.  Our global supply chain remains strong, despite some challenges at specific businesses in our portfolio.  While we have had to temporarily shut down certain plants in response to Covid-19, we have generally been able to maintain our principal operations.  While we have not yet experienced a material impact, we do anticipate that certain raw materials and packaging components are likely to create future cost pressure, as our suppliers are struggling to meet demand in light of Covid-19. Despite these facts, as we cannot predict the duration or scope of the Covid-19 pandemic, the future financial impact to gross profit margin cannot be reasonably estimated, but could be material.

SG&A  Our consolidated SG&A expense during the current period was $4.6 million lower versus the same period last year and decreased to 24.6% of net sales from 27.2% of net sales for the prior year quarter.  During the first quarter of fiscal 2021, we continued our MAP to Growth and have generated incremental savings of approximately $6.4 million.  Additional SG&A expense recognized by companies we recently acquired approximated $1.3 million during the first quarter of fiscal 2021.

Our CPG segment SG&A was approximately $9.4 million lower for the first quarter of fiscal 2021 versus the comparable prior year period and decreased as a percentage of net sales.  This decrease was mainly due to minimizing discretionary spending (i.e., meetings, travel, etc.), salary cuts taken in response to the economic downturn, and MAP to Growth savings.

Our PCG segment SG&A was approximately $8.6 million lower for the first quarter of fiscal 2021 versus the comparable prior year period, but increased as a percentage of net sales, mainly due to the decrease in sales for the quarter.  The decrease in SG&A was primarily attributable to a reduction in discretionary spending, as well as MAP to Growth savings.  Additionally, companies we recently acquired contributed approximately $0.2 million of additional SG&A expense during the current quarter.

Our Consumer segment SG&A increased by approximately $13.7 million during the first quarter of fiscal 2021 versus the same period last year, but significantly decreased as a percentage of net sales.  The year-over-year increase in SG&A was primarily attributable to increases in distribution and incentives as a result of higher volume, offset somewhat by minimizing discretionary spending. There were also slight increases in advertising and promotional expense when compared to the prior year quarter.

Our SPG segment SG&A was approximately $0.7 million lower during the first quarter of fiscal 2021 versus the comparable prior year period and decreased as a percentage of net sales.  The slight decrease in SG&A expense is attributable to cost control measures associated with lower sales volumes and savings resulting from actions taken during the past year associated with our MAP to Growth. Additionally, companies we recently acquired contributed approximately $1.1 million of additional SG&A expense during the current quarter.

SG&A expenses in our corporate/other category increased slightly to $29.0 million during the first quarter of fiscal 2021 as compared to $28.5 million recorded during last year’s first quarter.

We recorded total net periodic pension and postretirement benefit costs of $16.4 million and $13.1 million for the first quarter of fiscal 2021 and 2020, respectively. The $3.3 million increase in pension expense resulted from the combination of higher net actuarial losses recognized during the current quarter versus last year’s first quarter for approximately $2.9 million and a higher service costs of approximately $1.3 million during the current quarter versus the same period a year ago.  These increases were partially offset by a decrease of approximately $1.4 million in interest costs during the current quarter, when compared to the same period a year ago.  We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict in light of the lingering macroeconomic uncertainties associated with Covid-19, but which may have a material impact on our consolidated financial results in the future.

As we cannot predict the duration or scope of the Covid-19 pandemic, the future financial impact to SG&A cannot be reasonably estimated, but could be material.  As previously disclosed, the disruption caused by the outbreak of Covid-19 is expected to delay the finalization of our MAP to Growth past the original target completion date of December 31, 2020, which may impact our near-term ability to drive further reduction in SG&A as a percentage of sales.  However, this will be offset to some degree by lower variable SG&A, such as reduced travel-related expenses incurred by our associates, due to travel restrictions in place because of the Covid-19 outbreak.

Restructuring Charges  We recorded restructuring charges of $4.2 million during the first quarter of fiscal 2021, which compares with $6.6 million during the first quarter of fiscal 2020.  These charges were the result of the continued implementation of our MAP to Growth, which focuses upon strategic shifts in operations across our entire business.  On a consolidated basis, we recognized $2.5 million of severance and benefit costs during the first quarter of fiscal 2021 compared with $3.8 million during the same period a year ago.  Facility closure and other related costs totaled $1.5 million during the first quarter of fiscal 2021 versus $2.8 million during the first quarter of fiscal 2020.  Finally, $0.2 million of other restructuring costs during the current period compared with $0.1 million during the same period a year ago. These charges were associated with closures of certain facilities as well as the elimination of duplicative headcount and infrastructure associated with certain of our businesses.

We currently expect to incur approximately $18.6 million of future additional charges in relation to implementation of our MAP to Growth.  These additional charges include approximately $9.7 million of severance and benefit costs, $8.2 million of facility closure and other related charges, as well as $0.7 million of other restructuring costs.  We previously expected these charges to be incurred by the end of calendar year 2020, upon which we expected to achieve an annualized pretax savings of approximately $290 million per year.

Recently, however, the disruption caused by the outbreak of Covid-19 is expected to delay our implementation of our MAP to Growth past the original target completion date of December 31, 2020.  We will provide an update on the revised target completion timeline at a later date.  However, by May 31, 2021, we now expect we will have achieved our annualized pretax savings goal of approximately $290 million and made substantial progress on our $230 million working capital improvement goal. See Note 3, “Restructuring,” to the Consolidated Financial Statements, for further details surrounding our MAP to Growth.

Interest Expense  Interest expense was $21.7 million for the first quarter of fiscal 2021 versus $28.3 million for the same period a year ago. Excluding acquisition-related borrowings, lower average borrowings quarter over quarter decreased interest expense by approximately $2.3 million during the first quarter of fiscal 2021 when compared to the prior year quarter.  Higher average borrowings, related to recent acquisitions, increased interest expense during this year’s first quarter by approximately $0.2 million versus the same period a year ago.  Lower interest rates, which averaged 3.38% overall for the first quarter of fiscal 2021 compared with 4.13% for the same period of fiscal 2020, decreased interest expense by approximately $4.5 million during the current quarter versus the same period last year.  The interest rate decrease was a result of lower market rates on the variable cost borrowings.

Investment (Income)Expense, Net  Net investment income of approximately $12.8 million for the first quarter of fiscal 2021 compares to net investment income of $5.4 million during the same period last year.  Dividend and interest income totaled $1.0 million and $1.8 million for the first quarter of fiscal 2021 and 2020, respectively.  Net gains on marketable securities totaled $11.8 million during the first quarter of fiscal 2021 compared to $3.5 million during the same period a year ago.

Income Before Income Taxes (“IBT”)  Our consolidated IBT for the first quarter of fiscal 2021 of $241.4 million compares with IBT of $142.8 million for the same period a year ago.  Our CPG segment had IBT of $98.3 million, or 18.0% of net sales, for the quarter ended August 31, 2020, versus IBT of $82.7 million, or 15.4% of net sales, for the same period a year ago. Our CPG segment results reflect selling price increases, moderating raw material costs, MAP to Growth savings and cost control measures.  Our PCG segment had IBT of $28.5 million, or 11.0% of net sales, for the quarter ended August 31, 2020, versus IBT of $28.1 million, or 9.4% of net sales, for the same period a year ago.  Our PCG segment results reflect proactively managing a favorable product and service mix with a focus on higher margins, as well as MAP to Growth business rationalization efforts.  Our Consumer segment IBT approximated $132.7 million, or 20.7% of net sales, for the first quarter of fiscal 2021, versus the prior year first quarter IBT of $59.2 million, or 12.3% of net sales.  Our Consumer segment results reflect the large increase in sales and related volume leveraging impact on margins, along with savings from MAP to Growth.  Our SPG segment had IBT of $20.4 million, or 12.9% of net sales for the quarter ended August 31, 2020, versus IBT of $23.3 million, or 14.6% of net sales, for the same period a year ago, reflecting declines in sales volume in our water damage restoration products, fluorescent pigments and edible coatings businesses, which were somewhat mitigated by savings from MAP to Growth and other cost cutting measures.

Income Tax Rate The effective income tax rate of 25.1% for the three months ended August 31, 2020 compares to the effective income tax rate of 25.5% for the three months ended August 31, 2019. The effective income tax rates for the three months ended August 31, 2020 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation.

Net Income  Net income of $180.8 million for the quarter ended August 31, 2020 compares to net income of $106.5 million for the comparable prior year period.  Net income attributable to RPM International Inc. stockholders for the first quarter of fiscal 2021 was $180.6 million, or 11.2% of consolidated net sales, which compared to net income of $106.2 million, or 7.2% of consolidated net sales for the comparable prior year period.

Diluted earnings per share of common stock for the quarter ended August 31, 2020 of $1.39 compares with diluted earnings per share of common stock of $0.82 for the quarter ended August 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Fiscal 2021 Compared with Fiscal 2020

Approximately $318.1 million of cash was provided by operating activities during the first three months of fiscal 2021, compared with $145.1 million of cash provided by operating activities during the same period last year.  The net change in cash from operations includes the change in net income, which increased by $74.3 million during the first three months of fiscal 2021 versus the same period during fiscal 2020.  During the first three months of fiscal 2021, we recorded $4.2 million in restructuring charges and made cash payments of $6.2 million related to our MAP to Growth, as further described in Note 3, “Restructuring.”

Additionally, certain government entities located where we have operations have enacted various pieces of legislation designed to help businesses weather the economic impact of Covid-19 and ultimately preserve jobs.  Some of this legislation, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act here in the U.S., enables employers to postpone the payment of various types of taxes over varying time horizons.  As of May 31, 2020, we had deferred $17.7 million of such government payments that would have normally been paid during our fourth quarter of fiscal 2020, but which will be paid in future periods.  During the first quarter ended August 31, 2020, we deferred an additional $14.8 million of such government payments that would have normally been paid during our first quarter of fiscal 2021, but which will be paid in future periods. The $14.8 million of deferrals generated during the first quarter of fiscal 2021 is presented net of payments that occurred during the quarter but which normally would have been paid in prior periods.

The change in accounts receivable during the first three months of fiscal 2021 provided approximately $115.7 million less cash than during the same period a year ago. This resulted from the timing of sales, which dipped sharply in the fourth quarter of last year, but rebounded sharply in the first quarter of this year.  Days sales outstanding (“DSO”) at August 31, 2020 decreased to 60.4 days from 63.7 days at August 31, 2019. Our CPG, Consumer and SPG segments achieved decreases in DSO during the current period versus last year.  Those improvements were partially offset by increased DSO at our PCG segment.

During the first three months of fiscal 2021, we spent approximately $66.0 million less cash for inventory compared to our spending during the same period a year ago, which resulted primarily from the timing of purchases by retail customers. Days of inventory outstanding (“DIO”) was approximately 74.0 and 86.2 days at August 31, 2020 and 2019, respectively.  The improvement in DIO was driven mainly by the Consumer segment, which was due to a significant increase in demand as well as our MAP to Growth efforts to improve our manufacturing and operational planning processes.

The change in accounts payable during the first three months of fiscal 2021 used approximately $68.8 million less cash than during the first three months of fiscal 2020 due principally to the timing of purchases, but also longer days payables outstanding (“DPO”) which increased by approximately 3.5 days from 72.3 days at August 31, 2019 to 75.8 days at August 31, 2020.  The longer DPO is a direct result of moving toward a center-led procurement process that includes negotiating modified payment terms.  Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

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

Investing Activities

For the first quarter of fiscal 2021, cash used for investing activities decreased by $32.2 million to $42.3 million as compared to $74.5 million in the prior year period.  This year-over-year decrease in cash used for investing activities was mainly driven by $30.6 million in less cash spent on acquisitions as we did not acquire any businesses during the first quarter of fiscal 2021 as compared to one acquisition during the first quarter of 2020.

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We paid for capital expenditures of $41.5 million and $36.6 million during the first quarters of fiscal 2021 and fiscal 2020, respectively.  Depreciation is relatively flat year-over-year, as we incurred $23.8 million in the current year as compared to $23.6 million in the prior year.  We have continued to increase our capital spending in fiscal 2021, in an effort to consolidate ERP systems and our plant footprint, as part of our MAP to Growth.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At August 31, 2020 and May 31, 2020, the fair value of our investments in marketable securities totaled $133.6 million and $114.0 million, respectively.  The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs.

As of August 31, 2020, approximately $217.6 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $199.6 million at May 31, 2020.  Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions.  Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements.  Refer to Note 8, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For the first quarter of fiscal 2021, cash used for financing activities increased by $191.9 million to $268.9 million as compared to $77.0 million in the prior year period.  The overall increase in cash used for financing activities was driven principally by debt-related activities, as we received $75.6 million less cash related to new debt and used $212.2 million more cash to paydown existing debt in the first quarter of fiscal 2021 as compared to the prior year.  See below for further details on the significant components of our debt.

The increase in cash used for financing activities generated by debt-related activities was somewhat offset by a $100.0 million decrease in cash used for the repurchase of common stock during the first quarter of fiscal 2021, as compared to the prior year, as we suspended our stock repurchase program during the fourth quarter of fiscal 2020, given recent macroeconomic uncertainty resulting from the Covid-19 pandemic.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.50 billion at August 31, 2020, compared with $1.28 billion at May 31, 2020. Significant components of our debt include (refer to “Note G – Borrowings” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 for more comprehensive details):

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

The New Credit Facility contains customary covenants, including but not limited to, limitations on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, make certain investments, or sell or transfer assets. Additionally, we may not permit (i) our consolidated interest coverage ratio to be less than 3.5 to 1.0, or (ii) our leverage ratio (defined as the ratio of total indebtedness, less unencumbered cash and cash equivalents in excess of $50 million, to consolidated EBITDA for the four most recent fiscal quarters) to exceed 3.75 to 1.0. Upon notification to the lenders, however, the maximum permitted leverage ratio can be relaxed to 4.25 to 1.0 for a one-year period in connection with certain material acquisitions. The covenants contained in the New Credit Facility are substantially similar to those contained in our Revolving Credit Facility.  See “Revolving Credit Agreement” below for details on our compliance with all significant financial covenants at August 31, 2020.

Accounts Receivable Securitization Program

As of August 31, 2020, the outstanding balance under our AR Program was $45.0 million, which compares with the maximum availability on that date of $250.0 million.  The maximum availability under the AR Program is $250.0 million, but availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Program.

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

On April 30, 2020, we amended both our Revolving Credit Facility and the New Credit Facility (see “Term Loan Facility Credit Agreement” section above for further details) to allow the maximum permitted Net Leverage Ratio to be increased from 3.75 to 1.00 to 4.25 to 1 for four consecutive fiscal quarters following notice to the Administrative Agent on or before June 30, 2021 and the payment of a ten basis point fee (“Increased Net Leverage Ratio Period”). Such increase is in addition to any increase requested by the Company in the maximum permitted Net Leverage Ratio following a Material Acquisition (any acquisition for which the aggregate consideration is $100.0 million or greater).  During an Increased Net Leverage Ratio Period, the Euro-Rate Spread on loans under the Revolving Credit Facility shall be increased to 1.75% and the Base Rate Spread shall be 0.75% until the first day of the month following the Increased Net Leverage Ratio Period: provided, however, if at any time during an Increased Net Leverage  Ratio, all three rating agencies rate the Company as non-investment grade, the Euro-Rate Spread shall be 2.00% and the Base Rate Spread shall be 1.0% in each case until earlier of the first day of the month after the Increased Net Leverage Ratio or the date on which at least one rating agency rates the Company as investment grade.  As of August 31, 2020, we have not provided any notice to the Administrative Agent to trigger this provision of the agreement.

The Revolving Credit Facility requires us to comply with various customary affirmative and negative covenants, including a leverage covenant (i.e., Net Leverage Ratio) and interest coverage ratio, which are calculated in accordance with the terms as defined by the credit agreement.  Under the terms of the leverage covenant, we may not permit our leverage ratio for total indebtedness to consolidated EBITDA for the four most recent fiscal quarters to exceed 3.75 to 1.0.  During certain periods and per the terms of the Revolving Credit Facility, this ratio may be increased to 4.25 to 1.0 in connection with certain material acquisitions, or under the Increased Net Leverage Ratio Period.  The minimum required consolidated interest coverage ratio for EBITDA to interest expense is 3.50 to 1.  The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended using EBITDA as defined in the Revolving Credit Facility.

As of August 31, 2020, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 2.39 to 1, while our interest coverage ratio was 9.80 to 1. As of August 31, 2020, we had $1.04 billion of borrowing availability on our Revolving Credit Facility.

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

Stock Repurchase Program

See Note 10, “Stock Repurchase Program” to the Consolidated Financial Statements, for further detail surrounding our stock repurchase program.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings for the year ended May 31, 2020, other than the minimum operating lease commitments as previously disclosed in our Form 10-K for the year ended May 31, 2020. As of June 1, 2019, upon adoption of ASC 842, the minimum operating lease commitments are no longer off-balance sheet.  We have no subsidiaries that are not included in our financial statements, nor do we have any interests in, or relationships with, any special purpose entities that are not reflected in our financial statements.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic and metal containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) the timing of and the realization of anticipated cost savings from restructuring initiatives and the ability to identify additional cost savings opportunities; (j) risks related to the adequacy of our contingent liability reserves; (k) risks relating to the recent outbreak of the coronavirus (Covid-19); and (l) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2020, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2020.

ITEM 4.	CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2020 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

SEC Investigation and Enforcement Action

We were notified by the SEC on June 24, 2014, that we are the subject of a formal investigation pertaining to the timing of our disclosure and accrual of loss reserves in fiscal 2013 with respect to the previously disclosed DOJ and GSA Office of Inspector General investigation into compliance issues relating to Tremco Roofing Division’s GSA contracts.  As previously disclosed, our audit committee completed an investigation into the facts and circumstances surrounding the timing of our disclosure and accrual of loss reserves with respect to the GSA and DOJ investigations, and determined to restate our financial results for the first, second and third quarters of fiscal 2013.  The restatement shifted accrual amounts among the three quarters, which had the effect of reducing net income by $7.2 million and $10.8 million for the quarterly periods ended August 31, 2012 and November 30, 2012, respectively, and increasing net income for the quarterly period ended February 28, 2013 by $18.0 million.  These restatements had no impact on our audited financial statements for the fiscal year ended May 31, 2013.  The audit committee’s investigation concluded that there was no intentional misconduct on the part of any of our officers.

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action in the U.S. District Court for the District of Columbia against us and our General Counsel.  We have cooperated with the SEC’s investigation and believe the allegations in the complaint mischaracterize both our and our General Counsel’s actions in connection with the matters related to our quarterly results in fiscal 2013 and are without merit.  The complaint seeks disgorgement of gains that may have resulted from the conduct alleged in the complaint, and payment of unspecified monetary penalties from us and our General Counsel pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act.  Further, the complaint seeks to permanently enjoin us from violations of Sections 17(a)(2) and (a)(3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Exchange Act Rules 12b-20, 13a-1, 13a-11 and 13a-13, and to permanently enjoin our General Counsel from violations of Sections 17(a)(2) and (a)(3) of the Securities Act and Exchange Act Rules 13b2-1 and 13b2-2(a).  Both we and our General Counsel filed motions to dismiss the complaint on February 24, 2017.  Those motions to dismiss the complaint were denied by the Court on September 29, 2017.  We and our General Counsel filed answers to the complaint on October 16, 2017.  Formal discovery is closed.  Summary judgement briefing is due to conclude in April 2021.  We intend to continue to contest the allegations in the complaint vigorously.

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

Environmental Proceedings

Like other companies participating in similar lines of business, some of our subsidiaries are identified as a “potentially responsible party” under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar local environmental statutes or are participating in the cost of certain clean-up efforts or other remedial actions relating to environmental matters. Our share of such costs to date, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on our consolidated financial condition or results of operations. See “Item 1 — Business — Environmental Matters,” in our Annual Report on Form 10-K for the year ended May 31, 2020.

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

In addition to the other information set forth in this report, you should carefully consider the other risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the first quarter of fiscal 2021:

				Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
June 1, 2020 through June 30, 2020	4,793	$73.64	-
July 1, 2020 through July 31, 2020	79,275	$81.49	-
August 1, 2020 through August 31, 2020	3,584	$83.87	-
Total - First Quarter	87,652	$81.15	-

(1)

All of the 87,652 shares of common stock reported as purchased during the period represents shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.'s Amended and Restated 2014 Omnibus Equity and Incentive Plan and 2007 Restricted Stock Plan.

(2)

The maximum dollar amount that may yet be repurchased under our program was approximately $469.7 million at August 31, 2020. Given recent macroeconomic uncertainty resulting from the Covid-19 pandemic, we have suspended our stock repurchase program.  Refer to Note 10 “Stock Repurchase Program” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement by and between the Company and Michael H. Sullivan, Vice President – Operations and Chief Restructuring Officer.(x)

10.2

Amendment No. 7 to Second Amended and Restated Receivables Sale Agreement, dated as of June 5, 2020, which is incorporated by reference to Exhibit 10.3.7 to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on July 27, 2020 (File No. 1-14187).

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2020, has been formatted in Inline XBRL

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Russell L. Gordon
Russell L. Gordon
Vice President and
Chief Financial Officer

Dated: October 7, 2020