Form 10-Q
period 2020-11-30
RPM INTERNATIONAL INC/DE/
filed 2021-01-07
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020,

or

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

As of January 4, 2021, the registrant had 130,102,785 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	November 30, 2020	May 31, 2020
Assets
Current Assets
Cash and cash equivalents	$272,945	$233,416
Trade accounts receivable (less allowances of $53,542 and $55,847, respectively)	1,081,841	1,137,957
Inventories	829,617	810,448
Prepaid expenses and other current assets	268,029	241,608
Total current assets	2,452,432	2,423,429
Property, Plant and Equipment, at Cost	1,851,794	1,755,190
Allowance for depreciation	(962,395)	(905,504)
Property, plant and equipment, net	889,399	849,686
Other Assets
Goodwill	1,300,777	1,250,066
Other intangible assets, net of amortization	620,399	584,380
Operating lease right-of-use assets	297,695	284,491
Deferred income taxes	37,154	30,894
Other	192,352	208,008
Total other assets	2,448,377	2,357,839
Total Assets	$5,790,208	$5,630,954
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$540,678	$535,311
Current portion of long-term debt	75,709	80,890
Accrued compensation and benefits	161,515	185,531
Accrued losses	23,717	20,021
Other accrued liabilities	331,074	271,827
Total current liabilities	1,132,693	1,093,580
Long-Term Liabilities
Long-term debt, less current maturities	2,224,627	2,458,290
Operating lease liabilities	256,045	244,691
Other long-term liabilities	560,749	510,175
Deferred income taxes	65,651	59,555
Total long-term liabilities	3,107,072	3,272,711
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 300,000 shares; issued 144,056 and outstanding 130,106 as of November 30, 2020; issued 143,261 and outstanding 129,511 as of May 31, 2020	1,301	1,295
Paid-in capital	1,035,539	1,014,428
Treasury stock, at cost	(595,851)	(580,117)
Accumulated other comprehensive (loss)	(649,819)	(717,497)
Retained earnings	1,756,571	1,544,336
Total RPM International Inc. stockholders' equity	1,547,741	1,262,445
Noncontrolling Interest	2,702	2,218
Total equity	1,550,443	1,264,663
Total Liabilities and Stockholders' Equity	$5,790,208	$5,630,954

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2020	2019	2020	2019
Net Sales	$1,485,915	$1,401,292	$3,092,586	$2,874,056
Cost of Sales	899,743	871,894	1,852,759	1,769,904
Gross Profit	586,172	529,398	1,239,827	1,104,152
Selling, General and Administrative Expenses	399,418	403,357	795,370	803,923
Restructuring Charges	4,918	4,801	9,151	11,423
Interest Expense	21,266	26,341	43,011	54,658
Investment (Income), Net	(9,519)	(8,805)	(22,281)	(14,190)
Other Expense, Net	3,133	1,951	6,251	3,736
Income Before Income Taxes	166,956	101,753	408,325	244,602
Provision for Income Taxes	39,072	24,431	99,655	60,784
Net Income	127,884	77,322	308,670	183,818
Less: Net Income Attributable to Noncontrolling Interests	225	292	416	600
Net Income Attributable to RPM International Inc. Stockholders	$127,659	$77,030	$308,254	$183,218
Average Number of Shares of Common Stock Outstanding:
Basic	128,500	128,393	128,459	128,639
Diluted	129,090	129,079	129,078	129,294
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.98	$0.60	$2.38	$1.42
Diluted	$0.98	$0.59	$2.37	$1.41

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2020	2019	2020	2019
Net Income	$127,884	$77,322	$308,670	$183,818
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $81; $0 $2,944 and $0, respectively)	12,495	20,967	77,162	(7,467)
Pension and other postretirement benefit liability adjustments (net of tax of $1,722; $1,015; $2,508 and $2,119, respectively)	5,644	3,404	8,904	7,027
Unrealized gain (loss) on securities and other (net of tax of $240; $0; $322 and $1, respectively)	80	(155)	170	216
Unrealized gain (loss) on derivatives (net of tax of $119; $305; $5,662 and $274, respectively)	(376)	381	(18,489)	1,165
Total other comprehensive income	17,843	24,597	67,747	941
Total Comprehensive Income	145,727	101,919	376,417	184,759
Less: Comprehensive Income Attributable to Noncontrolling Interests	225	343	484	620
Comprehensive Income Attributable to RPM International Inc. Stockholders	$145,502	$101,576	$375,933	$184,139

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	November 30,	November 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$308,670	$183,818
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	72,506	77,572
Restructuring charges, net of payments	(2,291)	(1,713)
Fair value adjustments to contingent earnout obligations	2,712	-
Deferred income taxes	1,786	(5,426)
Stock-based compensation expense	21,118	13,034
Net (gain) on marketable securities	(20,172)	(8,741)
Other	(194)	(705)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	91,027	183,782
Decrease (increase) in inventory	21,655	(41,129)
Decrease in prepaid expenses and other current and long-term assets	8,782	8,524
Increase (decrease) in accounts payable	8,331	(70,712)
(Decrease) in accrued compensation and benefits	(28,919)	(53,589)
Increase in accrued losses	3,377	1,894
Increase in other accrued liabilities	89,020	13,644
Other	2,095	(90)
Cash Provided By Operating Activities	579,503	300,163
Cash Flows From Investing Activities:
Capital expenditures	(70,943)	(71,393)
Acquisition of businesses, net of cash acquired	(113,618)	(36,281)
Purchase of marketable securities	(23,292)	(14,332)
Proceeds from sales of marketable securities	21,189	13,100
Other	703	2,183
Cash (Used For) Investing Activities	(185,961)	(106,723)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	15	539,277
Reductions of long-term and short-term debt	(256,096)	(542,744)
Cash dividends	(96,019)	(92,040)
Repurchases of common stock	-	(100,000)
Shares of common stock returned for taxes	(15,729)	(10,155)
Payments of acquisition-related contingent consideration	(2,218)	(187)
Other	-	(664)
Cash (Used For) Financing Activities	(370,047)	(206,513)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	16,034	(1,922)
Net Change in Cash and Cash Equivalents	39,529	(14,995)
Cash and Cash Equivalents at Beginning of Period	233,416	223,168
Cash and Cash Equivalents at End of Period	$272,945	$208,173
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$41,347	$58,953
Income Taxes, net of refunds	$95,069	$73,322

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2020	129,511	$1,295	$1,014,428	$(580,117)	$(717,497)	$1,544,336	$1,262,445	$2,218	$1,264,663
Net income	-	-	-	-	-	180,595	180,595	190	180,785
Other comprehensive income	-	-	-	-	49,835	-	49,835	69	49,904
Dividends declared and paid ($0.36 per share)	-	-	-	-	-	(46,622)	(46,622)	-	(46,622)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	464	5	10,451	(7,115)	-	-	3,341	-	3,341
Balance at August 31, 2020	129,975	$1,300	$1,024,879	$(587,232)	$(667,662)	$1,678,309	$1,449,594	$2,477	$1,452,071
Net income	-	-	-	-	-	127,659	127,659	225	127,884
Other comprehensive income	-	-	-	-	17,843	-	17,843	-	17,843
Dividends declared and paid ($0.38 per share)	-	-	-	-	-	(49,397)	(49,397)	-	(49,397)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	131	1	10,660	(8,619)	-	-	2,042	-	2,042
Balance at November 30, 2020	130,106	$1,301	$1,035,539	$(595,851)	$(649,819)	$1,756,571	$1,547,741	$2,702	$1,550,443

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2019	130,995	$1,310	$994,508	$(437,290)	$(577,628)	$1,425,052	$1,405,952	$2,653	$1,408,605
Net income	-	-	-	-	-	106,188	106,188	308	106,496
Other comprehensive (loss)	-	-	-	-	(23,625)	-	(23,625)	(31)	(23,656)
Dividends declared and paid ($0.35 per share)	-	-	-	-	-	(45,323)	(45,323)	-	(45,323)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(297)	(297)
Share repurchases under repurchase program	(1,656)	(16)	16	(100,000)	-	-	(100,000)	-	(100,000)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	330	3	6,557	(6,360)	-	-	200	-	200
Balance at August 31, 2019	129,669	$1,297	$1,001,081	$(543,650)	$(601,253)	$1,485,917	$1,343,392	$2,633	$1,346,025
Net income	-	-	-	-	-	77,030	77,030	292	77,322
Other comprehensive income	-	-	-	-	24,546	-	24,546	51	24,597
Dividends declared and paid ($0.36 per share)	-	-	-	-	-	(46,717)	(46,717)	-	(46,717)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(368)	(368)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	97	1	6,473	(4,033)	-	-	2,441	-	2,441
Balance at November 30, 2019	129,766	$1,298	$1,007,554	$(547,683)	$(576,707)	$1,516,230	$1,400,692	$2,608	$1,403,300

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three-and six-month periods ended November 30, 2020 and 2019.  For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2020.

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

New Pronouncements Issued

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20), Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with employers that sponsor defined benefit or other postretirement plans. This guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted for all entities and the amendments in this update are required to be applied on a retrospective basis to all periods presented. We are currently evaluating the expected impact of this new pronouncement on our annual Consolidated Financial Statements, and disclosures, but do not expect our adoption of this guidance to have a material impact.

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

The disruption caused by the outbreak of Covid-19 (“Covid”) delayed the finalization of our 2020 MAP to Growth past the original target completion date of December 31, 2020.  In recognition of the fact our restructuring plan extends past calendar year 2020, we will now refer to it simply as “MAP to Growth.”

We now expect to utilize the remainder of fiscal year 2021 to achieve the goals originally set forth in our MAP to Growth.  Certain of these projects may not be finalized until fiscal year 2022 and we would expect to continue to recognize restructuring expense throughout fiscal year 2022, as projects related to our MAP to Growth are executed and completed.  As such, the final implementation and total expected costs are subject to change.

Our execution of the MAP to Growth will continue to drive the de-layering and simplification of management and businesses associated with group realignment.  We have implemented four center-led functional areas including manufacturing and operations; procurement and supply chain; information technology; and accounting and finance.

Our MAP to Growth optimizes our manufacturing facilities and will ultimately provide more efficient plant and distribution facilities.  Through the balance sheet date, in association with our MAP to Growth, we have completed, or are in the process of completing, the planned closure of 25 plants and 27 warehouses.  We also expect to incur additional severance and benefit costs as part of our planned closure of these facilities.

Throughout the remainder of our MAP to Growth, we will continue to assess and find areas of improvement and cost savings.  As such, the final implementation and total expected costs are subject to change.  In addition to the announced plan, we have continued to broaden the scope of our MAP to Growth, specifically in consolidation of the general and administrative areas, potential outsourcing, as well as additional future plant closures and consolidations; the estimated costs of which have not yet been finalized.  The current total expected costs associated with this plan are outlined in the table below and decreased by approximately $3.4 million compared to our previous estimate, primarily attributable to decreases in expected severance and benefit charges of  $4.5 million, partially offset by increases in expected facility closure and other related costs of $0.6 million and $0.5 million of other restructuring costs.

Following is a summary of the charges recorded in connection with restructuring by reportable segment:

	Three Months Ended	Six Months Ended	Cumulative Costs	Total Expected
(In thousands)	November 30, 2020	November 30, 2020	to Date	Costs
Construction Products Group ("CPG") Segment:
Severance and benefit costs (a)	$1,394	$1,574	$19,668	$20,568
Facility closure and other related costs	440	808	5,285	6,503
Other restructuring costs	62	99	2,039	2,634
Total Charges	$1,896	$2,481	$26,992	$29,705

Performance Coatings Group ("PCG") Segment:
Severance and benefit costs (b)	$802	$1,841	$15,226	$16,714
Facility closure and other related costs	556	844	6,191	7,905
Other restructuring costs	184	213	814	824
Total Charges	$1,542	$2,898	$22,231	$25,443

Consumer Segment:
Severance and benefit costs (c)	$(4)	$786	$11,253	$11,253
Facility closure and other related costs	785	1,382	10,319	12,719
Other restructuring costs	204	302	4,421	4,481
Total Charges	$985	$2,470	$25,993	$28,453

Specialty Products Group ("SPG") Segment:
Severance and benefit costs (d)	$(57)	$411	$7,341	$8,012
Facility closure and other related costs	507	775	4,941	6,204
Other restructuring costs	45	116	1,238	1,238
Total Charges	$495	$1,302	$13,520	$15,454

Corporate/Other Segment:
Severance and benefit costs	$-	$-	$13,347	$13,347
Total Charges	$-	$-	$13,347	$13,347

Consolidated:
Severance and benefit costs	$2,135	$4,612	$66,835	$69,894
Facility closure and other related costs	2,288	3,809	26,736	33,331
Other restructuring costs	495	730	8,512	9,177
Total Charges	$4,918	$9,151	$102,083	$112,402

(a)	Severance and benefit costs are associated with the elimination of 12 positions and 21 positions during the three and six months ended November 30, 2020, respectively.
(b)	Severance and benefit costs are associated with the elimination of 11 position and 50 positions during the three and six months ended November 30, 2020, respectively.
(c)

Severance and benefit recoveries are associated with the adjustment of estimated severance accruals for the three months ended November 30, 2020.  Severance and benefit costs for the six months ended November 30, 2020 are associated with the elimination of three positions partially offset by the adjustment in severance accruals during the period.

(d)

Severance and benefit recoveries for the three months ended November 30, 2020 are associated with the reversal of severance accruals made for five positions which will no longer be eliminated, partially offset by the charges incurred related to the elimination of one position.  Severance and benefit charges for the six months ended November 30, 2020 are associated with the elimination of 24 positions.

	Three Months Ended	Six Months Ended
(In thousands)	November 30, 2019	November 30, 2019
CPG Segment:
Severance and benefit costs (e)	$1,447	$1,607
Facility closure and other related costs	110	798
Other restructuring costs	39	39
Total Charges	$1,596	$2,444

PCG Segment:
Severance and benefit costs (f)	$431	$2,931
Facility closure and other related costs	636	745
Other restructuring costs	172	172
Total Charges	$1,239	$3,848

Consumer Segment:
Severance and benefit costs (g)	$780	$1,547
Facility closure and other related costs	344	860
Other restructuring costs	-	-
Total Charges	$1,124	$2,407

Specialty Segment:
Severance and benefit costs (h)	$48	$414
Facility closure and other related costs	731	2,190
Other restructuring costs	40	104
Total Charges	$819	$2,708

Corporate/Other Segment:
Severance and benefit costs	$23	$16
Total Charges	$23	$16

Consolidated:
Severance and benefit costs	$2,729	$6,515
Facility closure and other related costs	1,821	4,593
Other restructuring costs	251	315
Total Charges	$4,801	$11,423

(e)	Severance and benefit costs are associated with the elimination of 25 positions and 46 positions during the three and six months ended November 30, 2019, respectively.
(f)	Severance and benefit costs are associated with the elimination of 18 position and 69 positions during the three and six months ended November 30, 2019, respectively.
(g)	Severance and benefit costs are associated with the elimination of 9 positions and 11 positions during the three and six months ended November 30, 2019, respectively.
(h)	Severance and benefit costs are associated with the elimination of 49 positions and 59 positions during the three and six months ended November 30, 2019, respectively.

A summary of the activity in the restructuring reserves related to our MAP to Growth is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Restructuring Costs	Total
Balance at August 31, 2020	$4,893	$6,138	$-	$11,031
Additions charged to expense	2,135	2,288	495	4,918
Cash payments charged against reserve	(2,373)	(2,530)	(335)	(5,238)
Non-cash charges included above (i)	-	-	(160)	(160)
Balance at November 30, 2020	$4,655	$5,896	$-	$10,551

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Restructuring Costs	Total
Balance at June 1, 2020	$7,357	$5,880	$-	13,237
Additions charged to expense	4,612	3,809	730	9,151
Cash payments charged against reserve	(7,314)	(3,793)	(335)	(11,442)
Non-cash charges included above (i)	-	-	(395)	(395)
Balance at November 30, 2020	$4,655	$5,896	$-	$10,551

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Restructuring Costs	Total
Balance at August 31, 2019	$2,946	$9,430	$-	$12,376
Additions charged to expense	2,729	1,821	251	4,801
Cash payments charged against reserve	(2,109)	(5,016)	-	(7,125)
Non-cash charges included above (i)	-	(155)	(251)	(406)
Balance at November 30, 2019	$3,566	$6,080	$-	$9,646

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Restructuring Costs	Total
Balance at June 1, 2019	$4,837	$7,857	$-	$12,694
Additions charged to expense	6,515	4,593	315	11,423
Cash payments charged against reserve	(7,786)	(5,350)	-	(13,136)
Non-cash charges included above (i)	-	(1,020)	(315)	(1,335)
Balance at November 30, 2019	$3,566	$6,080	$-	$9,646

(i)	Non-cash charges primarily include accelerated vesting of equity awards and asset-write offs.

In connection with our MAP to Growth, during the three months ended November 30, 2019, we incurred approximately $6.3 million and $1.0 million of inventory-related charges at our Consumer and PCG segments, respectively.  During the six months ended November 30, 2019, we incurred approximately $7.2 million, $3.1 million, and $0.3 million of inventory-related charges at our Consumer, PCG and CPG segments, respectively.  The charges incurred during the three and six months ended November 30, 2020 were immaterial.  All of the aforementioned inventory-related charges are recorded in cost of sales in our Consolidated Statements of Income. These inventory charges were the result of the exit of a business or product line and SKU rationalization initiatives in connection with our overall plan of restructuring.

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at November 30, 2020
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$26,955	$-	$26,955
Corporate bonds	-	194	-	194
Total available-for-sale debt securities	-	27,149	-	27,149
Marketable equity securities:
Stocks - domestic	6,548	-	-	6,548
Mutual funds - foreign	-	36,639	-	36,639
Mutual funds - domestic	-	73,122	-	73,122
Total marketable equity securities	6,548	109,761	-	116,309
Contingent consideration	-	-	(15,954)	(15,954)
Total	$6,548	$136,910	$(15,954)	$127,504

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2020
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$26,736	$-	$26,736
Corporate bonds	-	186	-	186
Total available-for-sale debt securities	-	26,922	-	26,922
Marketable equity securities:
Stocks - domestic	3,870	-	-	3,870
Mutual funds - foreign	-	28,815	-	28,815
Mutual funds - domestic	-	63,536	-	63,536
Total marketable equity securities	3,870	92,351	-	96,221
Contingent consideration	-	-	(15,682)	(15,682)
Total	$3,870	$119,273	$(15,682)	$107,461

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During the first half of fiscal 2021, we paid approximately $2.8 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current period, and recorded an increase in the accrual for approximately $2.7 million related to fair value adjustments.  During the first half of fiscal 2020, we paid approximately $5.9 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the first half of last year.  In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payments of contingent consideration in excess of fair value are reported in cash flows from operating activities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At November 30, 2020 and May 31, 2020, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of November 30, 2020 and May 31, 2020 are as follows:

	At November 30, 2020
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$272,945	$272,945
Marketable equity securities	116,309	116,309
Available-for-sale debt securities	27,149	27,149
Long-term debt, including current portion	2,300,336	2,528,830

	At May 31, 2020
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$233,416	$233,416
Marketable equity securities	87,111	87,111
Available-for-sale debt securities	26,922	26,922
Long-term debt, including current portion	2,539,180	2,618,719

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

The following table summarizes the location and effects of our derivatives instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Income for gains or losses initially recognized in AOCI in the Consolidated Balance Sheet:

	Pretax gain/(loss) recognized in AOCI			Pretax gain/(loss) reclassified from AOCI into income
(In thousands)	Three Months Ended			Three Months Ended
Derivatives in hedging relationships	November 30, 2020	November 30, 2019	Income statement location	November 30, 2020	November 30, 2019
Interest rate swap (cash flow)	$(149)	$-	Interest expense	$(846)	$-
Cross currency swap (cash flow)	51	-	Interest income	160	-
Cross currency swap (cash flow)	-	-	Foreign exchange gain	75	-
Cross currency swap (net investment)	(957)	73	Gain or (loss) on sale of subsidiary	-	-
Total	$(1,055)	$73		$(611)	$-

	Pretax gain/(loss) recognized in AOCI			Pretax gain/(loss) reclassified from AOCI into income
(In thousands)	Six Months Ended			Six Months Ended
Derivatives in hedging relationships	November 30, 2020	November 30, 2019	Income Statement Location	November 30, 2020	November 30, 2019
Interest rate swap (cash flow)	$(747)	$-	Interest expense	$(1,613)	$-
Cross currency swap (cash flow)	(7,304)	-	Interest income	351	-
Cross currency swap (cash flow)	-	-	Foreign exchange (loss)	(7,380)	-
Cross currency swap (net investment)	(24,090)	1,469	Gain or (loss) on sale of subsidiary	-	-
Total	$(32,141)	$1,469		$(8,642)	$-

Derivatives Not Designated as Hedges

At November 30, 2020, and May 31, 2020, we held one foreign currency forward contract at each period end designed to reduce our exposure to changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows.  The contract has not been designated as a hedge; therefore, the changes in fair value of the derivative are recognized in earnings as a component of SG&A expenses. Amounts recognized in earnings did not have a material impact on our Consolidated Financial Statements for any period presented. As of November 30, 2020, and May 31, 2020, the notional amounts of the forward contract held to purchase foreign currencies was $133.5 million and $63.2 million, respectively.

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

The fair values of qualifying and non-qualifying instruments used in hedging transactions as of November 30, 2020 and May 31, 2020 are as follows:

(In thousands)		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	November 30, 2020	May 31, 2020
Assets:
Cross Currency Swap (Net Investment)	Other Current Assets	$5,681	$5,352
Cross Currency Swap (Cash Flow)	Other Current Assets	604	750
Cross Currency Swap (Net Investment)	Other Assets (Long-Term)	-	12,409
Liabilities:
Interest Rate Swap (Cash Flow)	Other Accrued Liabilities	$3,323	$2,981
Cross Currency Swap (Net Investment)	Other Accrued Liabilities	726	294
Cross Currency Swap (Net Investment)	Other Long-Term Liabilities	30,557	18,204
Cross Currency Swap (Cash Flow)	Other Long-Term Liabilities	11,394	3,608
Interest Rate Swap (Cash Flow)	Other Long-Term Liabilities	3,978	5,187

(In thousands)		Fair Value
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	November 30, 2020	May 31, 2020
Liabilities:
Foreign Currency Exchange	Other Accrued Liabilities	$394	$53

NOTE 6 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2020	2019	2020	2019
Interest (income)	$(774)	$(1,429)	$(1,441)	$(2,776)
Net (gain) on marketable securities	(8,388)	(6,939)	(20,172)	(10,479)
Dividend (income)	(357)	(437)	(668)	(935)
Investment (income), net	$(9,519)	$(8,805)	$(22,281)	$(14,190)

Net (Gain) on Marketable Securities

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2020	2019	2020	2019
Unrealized (gains) on marketable equity securities	$(7,863)	$(7,062)	$(21,819)	$(10,538)
Realized (gains) losses on marketable equity securities	(548)	114	1,624	46
Realized losses on available-for-sale debt securities	23	9	23	13
Net (gain) on marketable securities	$(8,388)	$(6,939)	$(20,172)	$(10,479)

NOTE 7 — OTHER EXPENSE, NET

Other expense, net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2020	2019	2020	2019
Royalty (income) expense, net	$60	$(360)	$29	$(94)
(Income) expense related to unconsolidated equity affiliates	(297)	(65)	(484)	25
Pension non-service costs	3,370	1,550	6,706	2,979
Loss on divestiture (a)	—	826	—	826
Other expense, net	$3,133	$1,951	$6,251	$3,736

(a)	Reflects the loss incurred upon divestiture of a contracting business located in Australia, which had reported through our PCG segment.

NOTE 8 — INCOME TAXES

The effective income tax rate of 23.4% for the three months ended November 30, 2020 compares to the effective income tax rate of 24.0% for the three months ended November 30, 2019. The effective income tax rate of 24.4% for the six months ended November 30, 2020 compares to the effective income tax rate of 24.8% for the six months ended November 30, 2019.  The effective income tax rates for the three and six months ended November 30, 2020 and 2019 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation.

Our deferred tax liability for unremitted foreign earnings was $12.0 million as of November 30, 2020, which represents our estimate of the foreign tax cost associated with the remittance of $434.2 million of foreign earnings that are not considered to be permanently reinvested.  We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of November 30, 2020. Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were remitted to us as dividends.

NOTE 9 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	November 30, 2020	May 31, 2020
Raw material and supplies	$341,551	$282,579
Finished goods	488,066	527,869
Total Inventory, Net of Reserves	$829,617	$810,448

NOTE 10 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. As announced on November 28, 2018, our goal is to return $1.0 billion in capital to stockholders by May 31, 2021 through share repurchases.  On April 16, 2019, after taking into account share repurchases under our existing stock repurchase program to date, our Board of Directors authorized the repurchase of the remaining $600.0 million in value of RPM International Inc. common stock by May 31, 2021.  As a result, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. Given macroeconomic uncertainty resulting from the Covid pandemic, we have suspended our stock repurchase program.  During the three and six months ended November 30, 2020, and three months ended November 30, 2019, we did not repurchase any shares of our common stock under this program.  During the six months ended November 30, 2019, we repurchased 1,655,616 shares of our common stock at a cost of approximately $100.0 million, or an average cost of $60.40 per share, under this program.

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share for the three- and six-month periods ended November 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$127,659	$77,030	$308,254	$183,218
Less: Allocation of earnings and dividends to participating securities	(1,130)	(548)	(2,517)	(1,167)
Net income available to common shareholders - basic	126,529	76,482	305,737	182,051
Add: Undistributed earnings reallocated to unvested shareholders	4	1	9	3
Net income available to common shareholders - diluted	$126,533	$76,483	$305,746	$182,054
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	128,500	128,393	128,459	128,639
Average diluted options and awards	590	686	619	655
Total shares for diluted earnings per share (1)	129,090	129,079	129,078	129,294
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.98	$0.60	$2.38	$1.42
Method used to calculate basic earnings per share	Two-class	Two-class	Two-class	Two-class
Diluted Earnings Per Share of Common Stock	$0.98	$0.59	$2.37	$1.41
Method used to calculate diluted earnings per share	Two-class	Two-class	Two-class	Two-class

(1)

Restricted shares totaling 225,500 and 339,550 for the three and six months ended November 30, 2020, respectively and 178,000 the six months ended November 30, 2019, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. There were no shares of restricted stock identified as being anti-dilutive for the three months ended November 30, 2019.  In addition, stock appreciation rights (“SARs”) totaling 360,000 and for the three and six months ended November 30, 2020, respectively, and 790,000 for the six months ended November 30, 2019, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.  There were no SARs identified as being anti-dilutive for the three months ended November 30, 2019.

NOTE 12 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans.  The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and six months ended November 30, 2020 and 2019:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Pension Benefits	2020	2019	2020	2019
Service cost	$11,130	$9,856	$1,406	$1,391
Interest cost	3,806	5,104	1,122	1,193
Expected return on plan assets	(8,279)	(8,573)	(1,607)	(1,834)
Amortization of:
Prior service cost (credit)	2	2	(35)	(9)
Net actuarial losses recognized	7,501	4,629	526	523
Net Periodic Benefit Cost	$14,160	$11,018	$1,412	$1,264

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Postretirement Benefits	2020	2019	2020	2019
Service cost	$-	$-	$431	$429
Interest cost	19	37	283	282
Amortization of:
Prior service (credit)	(42)	(55)	-	-
Net actuarial (gains) losses recognized	10	(16)	130	158
Net Periodic Benefit (Credit) Cost	$(13)	$(34)	$844	$869

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Pension Benefits	2020	2019	2020	2019
Service cost	$22,260	$19,712	$2,812	$2,782
Interest cost	7,612	10,208	2,244	2,386
Expected return on plan assets	(16,558)	(17,146)	(3,214)	(3,668)
Amortization of:
Prior service cost (credit)	4	4	(70)	(18)
Net actuarial losses recognized	15,002	9,258	1,052	1,046
Net Periodic Benefit Cost	$28,320	$22,036	$2,824	$2,528

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Postretirement Benefits	2020	2019	2020	2019
Service cost	$-	$-	$862	$858
Interest cost	38	74	566	564
Amortization of:
Prior service (credit)	(84)	(110)	-	-
Net actuarial (gains) losses recognized	20	(32)	260	316
Net Periodic Benefit (Credit) Cost	$(26)	$(68)	$1,688	$1,738

Due to lower discount rates, net periodic pension and U.S. postretirement cost for fiscal 2021 is higher than our fiscal 2020 expense. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, and these fluctuations may have a material impact on our consolidated financial results in the future.  We previously disclosed in our financial statements for the fiscal year ended May 31, 2020 that we expected to contribute approximately $8,000 to our retirement plans in the U.S. and approximately $6.7 million to plans outside the U.S. during the current fiscal year, and as of November 30, 2020, those amounts remain unchanged.  During the year, we will evaluate whether to make additional contributions.

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at November 30, 2020, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2020	2019	2020	2019
Beginning Balance	$12,836	$10,069	$11,106	$10,414
Deductions (1)	(7,652)	(5,721)	(13,582)	(11,380)
Provision charged to expense	6,866	6,207	14,526	11,521
Ending Balance	$12,050	$10,555	$12,050	$10,555

(1)	Primarily claims paid during the year.

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

Other Contingencies

We were notified by the SEC on June 24, 2014, that we were the subject of a formal investigation pertaining to the timing of our disclosure and accrual of loss reserves in fiscal 2013 with respect to the previously disclosed U.S. Department of Justice (the “DOJ”) and the U.S. General Services Administration (the “GSA”) Office of Inspector General investigation into compliance issues relating to Tremco Roofing Division’s GSA contracts. As previously disclosed, our Audit Committee completed an investigation into the facts and circumstances surrounding the timing of our disclosure and accrual of loss reserves with respect to the GSA and DOJ investigation, and determined that it was appropriate to restate our financial results for the first, second and third quarters of fiscal 2013.  The restatement shifted accrual amounts among the three quarters, which had the effect of reducing net income by $7.2 million and $10.8 million for the quarterly periods ended August 31, 2012, and November 30, 2012, respectively, and increasing net income for the quarterly period ended February 28, 2013 by $18.0 million.  These restatements had no impact on our audited financial statements for the fiscal years ended May 31, 2013 or 2014.

In connection with the foregoing, on September 9, 2016, the SEC filed an enforcement action against us and our General Counsel.  The complaint sought disgorgement of gains that may have resulted from the conduct alleged in the complaint, and payment of unspecified monetary penalties from us and our General Counsel pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act.  Further, the complaint sought to permanently enjoin us from violations of Sections 17(a)(2) and (a)(3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Exchange Act Rules 12b-20, 13a-1, 13a-11 and 13a-13, and to permanently enjoin our General Counsel from violations of Sections 17(a)(2) and (a)(3) of the Securities Act and Exchange Act Rules 13b2-1 and 13b2-2(a).

On December 22, 2020, the Court entered its Final Judgment (the “Final Judgment”) resolving this matter with the SEC.  In consenting to the terms of the Final Judgment, we and our General Counsel neither admitted nor denied the SEC’s allegations.  We agreed to pay a civil monetary penalty of $2.0 million under Section 21(d)(3) of the Exchange Act, and we are permanently enjoined from violations of Section 13(a), 13(b)(2)(a) and 13(b)(2)(b) of the Exchange Act and Exchange Act Rules 12b-20, 13a-1, 13a-11 and 13a-13.  The settlement amount is accrued for in our consolidated financial statements as of November 30, 2020.  Our General Counsel agreed to pay a civil monetary penalty of $22,500 under Section 21(d)(3) of the Exchange Act, and he is permanently enjoined from violations of Exchange Act Rule 13b2-1.  Prior to the date of this filing, both the Company and our General Counsel have paid their respective civil monetary penalties.  For both the Company and our General Counsel, the Final Judgment resolved all claims asserted by the SEC in the proceeding and included relief only with respect to certain books and records provisions of the securities laws, none of which require proof of intentional or willful misconduct.

Also, in connection with the foregoing, on April 28, 2017, a stockholder derivative action was filed in the United States District Court, Northern District of Ohio, Eastern Division, against certain of our current and former directors and officers. On February 2, 2018, the Court granted our request for a stay and stayed the derivative action pending the completion of the SEC enforcement action.  The stay will be revisited by the Court now that the SEC enforcement action has been resolved.  We do not believe a material loss in this matter is reasonably possible or probable.

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

We offer assurance type warranties on our products as well as separately sold warranty contracts. Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term.  Warranty liabilities for our assurance type warranties are discussed further in Note 13, “Contingencies and Accrued Losses.”

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

Trade accounts receivable, net of allowances, and net contract assets (liabilities) consisted of the following:

(In thousands, except percentages)	November 30, 2020	August 31, 2020	$ Change	% Change
Trade accounts receivable, less allowances	$1,081,841	$1,159,130	$(77,289)	-6.7%

Contract assets	$27,154	$36,292	$(9,138)	-25.2%
Contract liabilities - short-term	(28,310)	(25,605)	(2,705)	10.6%
Net Contract Assets (Liabilities)	$(1,156)	$10,687	$(11,843)	-110.8%

(In thousands, except percentages)	November 30, 2020	May 31, 2020	$ Change	% Change
Trade accounts receivable, less allowances	$1,081,841	$1,137,957	$(56,116)	-4.9%

Contract assets	$27,154	$25,249	$1,905	7.5%
Contract liabilities - short-term	(28,310)	(25,288)	(3,022)	12.0%
Net Contract (Liabilities)	$(1,156)	$(39)	$(1,117)

The $11.8 million decrease in our net contract assets/(liabilities) from August 31, 2020 to November 30, 2020 resulted primarily due to the timing and volume of construction jobs in progress at November 30, 2020 versus August 31, 2020. During the second quarter of fiscal 2021, net sales at our U.S. based general contracting and roofing services business decreased by $40.4 million as compared to the first quarter of fiscal 2021.  Due to the seasonal nature of our business, unbilled revenue is typically highest in the summer months (at the conclusion of RPM’s first fiscal quarter) when favorable weather generally allows our installers to maximize productivity, and is lower throughout the remainder of the year when inconsistent weather adversely impacts productivity.  The $1.1 million decrease in our net contract assets/(liabilities) from May 31, 2020 to November 30, 2020 resulted primarily due to the timing and volume of construction jobs in progress at November 30, 2020 versus May 31, 2020. This relatively flat performance is a function of relatively consistent weather during our fourth quarter of fiscal 2020 and our second quarter of fiscal 2021.

We also record long-term deferred revenue, which amounted to $66.9 million, $66.4 million and $66.0 million as of November 30, 2020, August 31, 2020 and May 31, 2020, respectively.  The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our consolidated balance sheets.

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

Allowance for Credit Losses

Our primary allowance for credit losses is the allowance for doubtful accounts. The allowance for doubtful accounts reduces the trade accounts receivable balance to the estimated net realizable value equal to the amount that is expected to be collected. The allowance was based on assessments of current creditworthiness of customers, historical collection experience, the aging of receivables and other currently available evidence. Trade accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. All provisions for allowances for doubtful collection of accounts are included in selling, general and administrative expenses.

The following tables summarize the activity for the allowance for credit losses for the three and six months ended November 30, 2020:

(In thousands)
Balance at August 31, 2020	$55,927
Bad debt provision	(106)
Uncollectible accounts written off, net of recoveries	(2,493)
Translation adjustments	214
Balance at November 30, 2020	$53,542

(In thousands)
Balance at June 1, 2020	$55,847
Bad debt provision	1,168
Uncollectible accounts written off, net of recoveries	(5,347)
Translation adjustments	1,874
Balance at November 30, 2020	$53,542

NOTE 15 — SEGMENT INFORMATION

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, flooring solutions, sealants, cleaners and adhesives. We manage our portfolio by organizing our businesses and product lines into four reportable segments as outlined below, which also represent our operating segments. Within each operating segment, we manage product lines and businesses which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our four operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker in determining how to allocate the assets of the company and evaluate performance. These four operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on income before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”) as a performance evaluation measure because interest expense is essentially related to acquisitions, as opposed to segment operations.

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

Our Consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our Consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and other parts of the world. Our consumer reportable segment products are primarily sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and through distributors. The Consumer reportable segment offers products that include specialty, hobby and professional paints; caulks; adhesives; cleaners; sandpaper and other abrasives; silicone sealants and wood stains.

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

Three Months Ended November 30, 2020	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$261,092	$148,480	$441,235	$140,212	$991,019
Foreign
Canada	48,686	18,196	29,460	2,209	98,551
Europe	129,586	63,891	63,454	21,644	278,575
Latin America	40,137	7,139	8,769	415	56,460
Asia Pacific	20,948	5,797	4,590	11,574	42,909
Other Foreign	3,071	15,330	-	-	18,401
Total Foreign	242,428	110,353	106,273	35,842	494,896
Total	$503,520	$258,833	$547,508	$176,054	$1,485,915

Three Months Ended November 30, 2019	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$270,908	$173,747	$358,500	$124,560	$927,715
Foreign
Canada	46,199	19,309	27,075	2,555	95,138
Europe	117,548	69,999	48,741	20,946	257,234
Latin America	43,084	8,842	7,327	349	59,602
Asia Pacific	19,468	6,670	6,874	9,760	42,772
Other Foreign	2,303	14,145	2,383	-	18,831
Total Foreign	228,602	118,965	92,400	33,610	473,577
Total	$499,510	$292,712	$450,900	$158,170	$1,401,292

Six Months Ended November 30, 2020	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$589,053	$304,542	$950,819	$273,710	$2,118,124
Foreign
Canada	104,328	35,309	78,368	4,129	222,134
Europe	238,305	127,526	131,064	38,639	535,534
Latin America	74,990	12,733	16,161	880	104,764
Asia Pacific	38,588	10,682	12,264	16,720	78,254
Other Foreign	5,946	27,830	-	-	33,776
Total Foreign	462,157	214,080	237,857	60,368	974,462
Total	$1,051,210	$518,622	$1,188,676	$334,078	$3,092,586

Six Months Ended November 30, 2019	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$578,567	$355,653	$739,729	$256,291	$1,930,240
Foreign
Canada	96,642	40,282	59,580	4,783	201,287
Europe	231,850	134,458	99,750	41,785	507,843
Latin America	85,931	17,283	13,642	781	117,637
Asia Pacific	39,864	14,094	13,055	14,618	81,631
Other Foreign	2,761	28,183	4,474	-	35,418
Total Foreign	457,048	234,300	190,501	61,967	943,816
Total	$1,035,615	$589,953	$930,230	$318,258	$2,874,056

	Three Months Ended		Six Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Income (Loss) Before Income Taxes	2020	2019	2020	2019
CPG Segment	$71,832	$57,123	$170,182	$139,803
PCG Segment	24,047	33,320	52,561	61,377
Consumer Segment	88,368	34,456	221,089	93,614
SPG Segment	28,406	18,762	48,855	42,089
Corporate/Other	(45,697)	(41,908)	(84,362)	(92,281)
Consolidated	$166,956	$101,753	$408,325	$244,602

(In thousands)	November 30,	May 31,
Identifiable Assets	2020	2020
CPG Segment	$1,631,168	$1,622,632
PCG Segment	951,588	925,569
Consumer Segment	2,133,079	2,067,017
SPG Segment	754,153	728,449
Corporate/Other	320,220	287,287
Consolidated	$5,790,208	$5,630,954

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

The following table summarizes the changes in the carrying amount of goodwill, by reportable segment, for the periods presented:

	CPG	PCG	Consumer	SPG
(In thousands)	Segment	Segment	Segment	Segment	Total
Balance as of May 31, 2020	$405,354	$185,404	$496,218	$163,090	$1,250,066
Translation adjustments & other	21,396	265	4,075	2,732	28,468
Balance as of August 31, 2020	426,750	185,669	500,293	165,822	1,278,534
Acquisitions	-	-	20,126	-	20,126
Translation adjustments	1,238	458	(145)	566	2,117
Balance as of November 30, 2020	$427,988	$186,127	$520,274	$166,388	$1,300,777

NOTE 17 — SUBSEQUENT EVENTS

Subsequent to the end of our second quarter, and as discussed in further detail above in Note 13, “Contingencies and Accrued Losses,” to the Consolidated Financial Statements, the Court entered its Final Judgment resolving the "SEC Investigation & Enforcement Action" on December 22, 2020.  The settlement amount has been accrued for in our consolidated financial statements as of the period ending November 30, 2020.

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

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2020	2019	2020	2019
Net Sales
CPG Segment	$503,520	$499,510	$1,051,210	$1,035,615
PCG Segment	258,833	292,712	518,622	589,953
Consumer Segment	547,508	450,900	1,188,676	930,230
SPG Segment	176,054	158,170	334,078	318,258
Consolidated	$1,485,915	$1,401,292	$3,092,586	$2,874,056
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$71,832	$57,123	$170,182	$139,803
Interest (Expense), Net (b)	(2,141)	(2,074)	(4,251)	(4,101)
EBIT (c)	$73,973	$59,197	$174,433	$143,904
PCG Segment
Income Before Income Taxes (a)	$24,047	$33,320	$52,561	$61,377
Interest Income (Expense), Net (b)	9	25	(22)	(104)
EBIT (c)	$24,038	$33,295	$52,583	$61,481
Consumer Segment
Income Before Income Taxes (a)	$88,368	$34,456	$221,089	$93,614
Interest (Expense), Net (b)	(64)	(56)	(127)	(161)
EBIT (c)	$88,432	$34,512	$221,216	$93,775
SPG Segment
Income Before Income Taxes (a)	$28,406	$18,762	$48,855	$42,089
Interest Income (Expense), Net (b)	(73)	(7)	(155)	19
EBIT (c)	$28,479	$18,769	$49,010	$42,070
Corporate/Other
(Loss) Before Income Taxes (a)	$(45,697)	$(41,908)	$(84,362)	$(92,281)
Interest (Expense), Net (b)	(9,478)	(15,424)	(16,175)	(36,121)
EBIT (c)	$(36,219)	$(26,484)	$(68,187)	$(56,160)
Consolidated
Net Income	$127,884	$77,322	$308,670	$183,818
Add: Provision for Income Taxes	39,072	24,431	99,655	60,784
Income Before Income Taxes (a)	166,956	101,753	408,325	244,602
Interest (Expense)	(21,266)	(26,341)	(43,011)	(54,658)
Investment Income, Net	9,519	8,805	22,281	14,190
EBIT (c)	$178,703	$119,289	$429,055	$285,070

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles ("GAAP") in the U.S., to EBIT.
(b)	Interest Income (Expense), Net includes the combination of interest income (expense) and investment income (expense), net.
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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2020

Net Sales

	Three months ended
(in millions, except percentages)	November 30, 2020	November 30, 2019	Total Growth	Organic Growth(1)	Acquisition Growth	Foreign Currency Exchange Impact
CPG Segment	$503.5	$499.5	0.8%	1.2%	—	-0.4%
PCG Segment	258.8	292.7	-11.6%	-12.2%	0.2%	0.4%
Consumer Segment	547.5	450.9	21.4%	15.2%	5.8%	0.4%
SPG Segment	176.1	158.2	11.3%	6.6%	3.8%	0.9%
Consolidated	$1,485.9	$1,401.3	6.0%	3.5%	2.3%	0.2%
(1) Organic sales include the impact of price and volume

Our CPG segment experienced modest organic growth quarter over quarter, despite commercial and institutional construction markets that continue to be soft in North America and Europe.  The growth that was achieved during the second quarter of fiscal 2021 was mainly driven by a focus on renovation and restoration projects, which allowed CPG to expand its position as a single-source provider of building envelope systems.  The segment also continued to gain market share during the quarter in construction technologies, led by its insulated concrete form business.

Our PCG segment experienced organic sales declines during the quarter as restrictions associated with Covid impacted the ability of contractors to gain access to the facilities of our end customers.  Furthermore, our customers in the energy sector are facing poor economic conditions, which is causing deferrals in industrial maintenance spending. The segment was particularly challenged in emerging markets.  Lastly, a series of hurricanes throughout the Gulf region of the U.S. temporarily disrupted our coatings business.

Our Consumer segment experienced significant organic growth as it benefitted from unprecedented demand worldwide for its “do-it-yourself” home improvement products, as consumers are spending more time at home during the Covid shutdowns.  Additionally, cleaning product sales continue to grow with the increased emphasis during the Covid pandemic.

Our SPG segment experienced organic sales growth resulting from more significant hurricane and wildfire activity, which drove demand for our water restoration equipment, as well as fluorescent pigments, which are used in fire retardant tracer dyes.  Additionally, we experienced strong demand for our disinfectants, air purification equipment, and HEPA filters.  Sales of our industrial wood protection products also increased during the period, a result of a stronger residential market, which has driven demand for lumber, furniture and cabinets in the U.S. We also expanded sales in our forestry chemicals business in Australia and New Zealand.

As demonstrated above, Covid has had a mixed impact on our businesses, impacting some unfavorably and others favorably.  RPM continues to be well-served by the strategic balance in its portfolio of businesses.  It continues to be difficult to predict the future financial impact on net sales, as we cannot predict the duration or scope of the pandemic, but the impact could be material.  Future performance in net sales is dependent on several factors, including but not limited to: (i) the ability of our customers to continue operations; (ii) continued organic growth in DIY sales, as people spend more time at home; (iii) continued organic growth in professional and consumer cleaning and disinfectant brands, some of which are effective against Covid; (iv) the nature and extent of facility closures as a result of Covid; (v) the length and severity of the downturn in energy and construction markets and associated unfavorable impact on maintenance spending in these sectors; and (vi) the ability for our suppliers to meet demand requirements.  With that being said, we expect to generate consolidated sales growth in the mid-single digits during the third quarter of fiscal 2021, which is more in line with recent quarters prior to the outbreak of Covid.

Gross Profit Margin Our consolidated gross profit margin of 39.4% of net sales for the second quarter of fiscal 2021 compares to a consolidated gross profit margin of 37.8% for the comparable period a year ago.  The current quarter gross profit margin increase of approximately 1.6%, or 160 basis points (“bps”), resulted primarily from a combination of increases in selling prices, MAP to Growth savings, which include raw material savings due to our centralized procurement initiatives, and higher sales volume versus the same period a year ago.

Raw material cost inflation was neutral during the second quarter of fiscal 2021 overall, but has been recently rising fairly broadly across our key product categories.  Our global supply chain remains strong, despite some challenges at specific businesses in our portfolio.  While we have had to temporarily shut down certain plants in response to Covid, we have generally been able to maintain our principal operations.  While we have not yet experienced a material impact, we do anticipate that certain raw materials are likely to create future cost pressure as our suppliers are struggling to meet demand in light of Covid.  Despite these facts, as we cannot predict the duration or scope of the Covid pandemic, the future financial impact to gross profit margin cannot be reasonably estimated, but could be material.

SG&A  Our consolidated SG&A expense during the period was $3.9 million lower versus the same period last year and decreased to 26.9% of net sales from 28.8% of net sales for the prior year quarter.  During the second quarter of fiscal 2021, we continued our MAP to Growth and have generated incremental savings of approximately $5.7 million.  Additional SG&A expense recognized by companies we recently acquired approximated $5.2 million during the second quarter of fiscal 2021.

Our CPG segment SG&A was approximately $10.2 million lower for the second quarter of fiscal 2021 versus the comparable prior year period and decreased as a percentage of net sales.  The decrease was mainly due to reducing discretionary spending (i.e., meetings, travel, etc.), temporary salary cuts taken in response to the economic downturn, and MAP to Growth savings.

Our PCG segment SG&A was approximately $2.8 million lower for the second quarter of fiscal 2021 versus the comparable prior year period but increased as a percentage of net sales, mainly due to the deleveraging effect from lower sales volume compared to the prior comparable quarter.  Additionally, the quarter over quarter PCG segment SG&A decrease was primarily attributable to a reduction in discretionary spending and MAP to Growth savings.  Finally, the company we recently acquired contributed approximately $0.1 million of additional SG&A expense during the current quarter.

Our Consumer segment SG&A increased by approximately $3.5 million during the second quarter of fiscal 2021 versus the same period last year but decreased as a percentage of net sales.  The quarter-over-quarter increase in SG&A was primarily attributable to the SG&A added from the company acquired during the second quarter of fiscal 2021, which totaled $4.0 million.  Additionally, there were increases in distribution costs and incentive compensation costs as a result of higher volume, but these increases were completely offset by a reduction in discretionary spending during the quarter.

Our SPG segment SG&A was approximately $2.4 million lower during the second quarter of fiscal 2021 versus the comparable prior year period and decreased as a percentage of net sales.  The decrease in SG&A expense is attributable to cost control measures and savings resulting from actions taken during the past year associated with our MAP to Growth and lower year-over-year spending on ERP implementations.  Additionally, the company we recently acquired contributed approximately $1.1 million of additional SG&A expense during the current quarter.

SG&A expenses in our corporate/other category increased by $8.0 million during the second quarter of fiscal 2021 as compared to last year’s second quarter due mainly to higher incentives related to performance and pension costs.

	Three months ended
(in millions)	November 30, 2020	November 30, 2019	Change
Service cost	$13.0	$11.7	$1.3
Interest cost	5.2	6.6	(1.4)
Expected return on plan assets	(9.9)	(10.4)	0.5
Amortization of:
Prior service (credit)	(0.1)	(0.1)	-
Net actuarial losses recognized	8.2	5.3	2.9
Total Net Periodic Pension & Postretirement Benefit Costs	$16.4	$13.1	$3.3

We expect that pension expense will fluctuate on year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict in light of the lingering macroeconomic uncertainties associated with Covid, but which may have a material impact on our consolidated financial results in the future.

As we cannot predict the duration or scope of the Covid pandemic, the future financial impact to SG&A cannot be reasonably estimated, but could be material.  The disruption caused by the outbreak of Covid may impact our near-term ability to drive further reduction in SG&A as a percentage of sales.  However, this will be offset to some degree by lower variable SG&A, such as reduced travel-related expenses incurred by our associates, due to travel restrictions in place because of the Covid outbreak.

Restructuring Charges

	Three months ended
(in millions)	November 30, 2020	November 30, 2019
Severance and benefit costs	$2.1	$2.7
Facility closure and other related costs	2.3	1.8
Other restructuring costs	0.5	0.3
Total Restructuring Costs	$4.9	$4.8

These charges are associated with closures of certain facilities as well as the elimination of duplicative headcount and infrastructure associated with certain of our businesses and are the result of the continued implementation of our MAP to Growth, which focuses upon strategic shifts in operations across our entire business.

Our current expectation of future additional restructuring costs is shown in the table below.

(in millions)	As of November 30, 2020
Severance and benefit costs	$3.0
Facility closure and other related costs	6.6
Other restructuring costs	0.7
Total Future Expected Restructuring Costs	$10.3

We previously expected these charges to be incurred by the end of calendar year 2020, upon which we expected to achieve an annualized pretax savings of approximately $290 million per year.  However, the disruption caused by the outbreak of Covid delayed the finalization of our MAP to Growth past the original target completion date of December 31, 2020.  We now expect to utilize the remainder of fiscal year 2021 to achieve the goals originally set forth in our MAP to Growth.  Certain of these projects may not be finalized until fiscal year 2022 and we would expect to continue to recognize restructuring expense throughout fiscal year 2022, as projects related to our MAP to Growth are executed and completed.

Despite the delay in finalizing our MAP to Growth past the original target completion date, we expect we will have achieved our annualized pretax savings goal of approximately $290 million and made substantial progress on our $230 million working capital improvement goal by May 31, 2021. See Note 3, “Restructuring,” to the Consolidated Financial Statements, for further details surrounding our MAP to Growth.

Interest Expense

	Three months ended
(in millions, except percentages)	November 30, 2020	November 30, 2019
Interest expense	$21.3	$26.3
Average interest rate	3.31%	3.88%

The interest rate decrease was a result of lower market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Non-acquisition-related average borrowings	$(2.9)
Acquisition-related borrowings	0.6
Change in average interest rate	(2.7)
Total Change in Interest Expense	$(5.0)

Investment (Income), Net

	Three months ended
(in millions)	November 30, 2020	November 30, 2019
Dividend & Interest (Income)	$(1.1)	$(1.9)
(Gains) on marketable securities	(8.4)	(6.9)
Investment (Income), Net	$(9.5)	$(8.8)

Income Before Income Taxes (“IBT”)

	Three months ended
(in millions, except percentages)	November 30, 2020	% of net sales	November 30, 2019	% of net sales
CPG Segment	$71.8	14.3%	$57.1	11.4%
PCG Segment	24.0	9.3%	33.3	11.4%
Consumer Segment	88.4	16.1%	34.5	7.6%
SPG Segment	28.4	16.1%	18.8	11.9%
Non-Op Segment	(45.6)	—	(41.9)	—
Consolidated	$167.0		$101.8

Our CPG segment results reflect proactive management to improve its product mix, MAP to Growth savings and cost control measures.  Our PCG segment results reflect the impact of the Covid pandemic restrictions, challenges in emerging markets, as well as disruptions in our coatings business caused by the series of hurricanes throughout the Gulf region in the U.S.  Our Consumer segment results reflect the large increase in sales and related volume leveraging impact on margins, along with savings from our MAP to Growth.  Our SPG segment results reflect sales increases in our fluorescent pigment, water damage restoration, and our industrial wood protection products businesses, and strong demand for our disinfectants, air purification equipment, and HEPA filters, in addition to savings from our MAP to Growth and other cost cutting measures.

Income Tax Rate The effective income tax rate of 23.4% for the three months ended November 30, 2020 compares to the effective income tax rate of 24.0% for the three months ended November 30, 2019. The effective income tax rates for the three months ended November 30, 2020 and 2019 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation.

Net Income

	Three months ended
(in millions, except percentages and per share amounts)	November 30, 2020	% of net sales	November 30, 2019	% of net sales
Net income	$127.9	8.6%	$77.3	5.5%
Net income attributable to RPM International Inc. stockholders	127.7	8.6%	77.0	5.5%
Diluted earnings per share	0.98		0.59

Six Months Ended November 30, 2020

Net Sales

	Six months ended
(in millions, except percentages)	November 30, 2020	November 30, 2019	Total Growth	Organic Growth(1)	Acquisition Growth	Foreign Currency Exchange Impact
CPG Segment	$1,051.2	$1,035.6	1.5%	2.4%	—	-0.9%
PCG Segment	518.6	590.0	-12.1%	-12.2%	0.2%	-0.1%
Consumer Segment	1,188.7	930.2	27.8%	24.9%	2.8%	0.1%
SPG Segment	334.1	318.3	5.0%	0.4%	4.0%	0.6%
Consolidated	$3,092.6	$2,874.1	7.6%	6.5%	1.4%	-0.3%
(1) Organic sales include the impact of price and volume

Our CPG segment experienced modest organic growth driven mainly by market share gains in our construction technologies, led by our insulated concrete form business.  In addition, our roofing business grew as we experienced better weather in the current year than the prior year when unfavorable conditions caused a delay in North American construction activity.  Additionally, our commercial sealants business experienced sales increases during the first half of fiscal 2021 from distributors who did not order in April and May due to Covid lockdown restrictions.

Our PCG segment experienced organic declines during the period as restrictions associated with Covid impacted the ability of contractors to gain access to the facilities of our end customers.  Furthermore, our customers in the energy sector are facing poor economic conditions, which is causing deferrals in industrial maintenance spending. The segment was particularly challenged in emerging markets.  Lastly, a series of hurricanes throughout the Gulf region of the U.S. temporarily disrupted our coatings business.

Our Consumer segment experienced significant organic growth resulting from a combination of higher “do-it-yourself” demand as consumers are spending more time at home during the Covid shutdowns and an easier comparison to the prior year, when sales were very low due to extremely wet weather.  In addition, growth in our cleaning product businesses contributed to sales growth for the current period.

Our SPG segment experienced organic growth resulting from more significant wildfire activity, which drove demand for our fluorescent pigments, which are used in fire retardant tracer dyes.  Additionally, sales of our industrial wood protection products increased during the period, a result of a stronger residential market, which has driven demand for lumber, furniture and cabinets in the U.S.  Lastly, we experienced increases in sales due to favorable market conditions in our nail polish business, as Covid has led to more demand for our product offering with nails being done at home instead of at salons.

As demonstrated above, Covid has had a mixed impact on our businesses, impacting some unfavorably and others favorably.  RPM continues to be well-served by the strategic balance in its portfolio of businesses.  It continues to be difficult to predict the future financial impact on net sales, as we cannot predict the duration or scope of the pandemic, but the impact could be material.  Future performance in net sales is dependent on several factors, including but not limited to: (i) the ability of our customers to continue operations; (ii) continued organic growth in DIY sales, as people spend more time at home; (iii) continued organic growth in professional and consumer cleaning and disinfectant brands, some of which are effective against Covid; (iv) the nature and extent of facility closures as a result of Covid; and (v) the length and severity of the downturn in energy markets and associated unfavorable impact on maintenance spending in this sector.  With that being said, we expect to generate consolidated sales growth in the mid-single digits, which is more in line with recent quarters prior to the outbreak of Covid.

Gross Profit Margin  Our consolidated gross profit margin of 40.1% of net sales for the first half of fiscal 2021 compares to a consolidated gross profit margin of 38.4% for the comparable period a year ago.  The current period gross profit margin increase of approximately 1.7%, or 170 bps, resulted primarily from a combination of increases in selling prices, MAP to Growth savings, which include raw material savings due to our centralized procurement initiatives, and higher sales volume versus the same period a year ago.

Raw material costs inflation was neutral during the first half of fiscal 2021, but has been recently rising broadly across our key product categories.  Our global supply chain remains strong, despite some challenges at specific businesses in our portfolio.  While we have had to temporarily shut down certain plants in response to Covid, we have generally been able to maintain our principal operations.  While we have not yet experienced a material impact, we do anticipate that certain raw materials and packaging components are likely to create future cost pressure, as our suppliers are struggling to meet demand in light of Covid.  Despite these facts, as we cannot predict the duration or scope of the Covid pandemic, the future financial impact to gross profit margin cannot be reasonably estimated, but could be material.

SG&A  Our consolidated SG&A expense during the current period was $8.6 million lower versus the same period last year and decreased to 25.7% of net sales from 28.0% of net sales for the prior year period.  During the first half of fiscal 2021, we continued our MAP to Growth and have generated incremental savings of approximately $12.5 million.  Additional SG&A expense recognized by companies we recently acquired approximated $6.4 million during the first half of fiscal 2021.

Our CPG segment SG&A was approximately $19.6 million lower for the first half of fiscal 2021 versus the comparable prior year period and decreased as a percentage of net sales when compared to the prior comparable period.  The decrease in SG&A expense was mainly due to reducing discretionary spending (i.e., meetings, travel, etc.), temporary salary cuts taken in response to the economic downturn, and MAP to Growth savings.

Our PCG segment SG&A was approximately $11.4 million lower for the first half of fiscal 2021 versus the comparable prior year period, but increased as a percentage of net sales, mainly due to the decrease in sales for the period.  The decrease in SG&A was primarily attributable to a reduction in discretionary spending, as well as MAP to Growth savings. Additionally, the company we recently acquired contributed approximately $0.2 million of additional SG&A expense during the current period.

Our Consumer segment SG&A increased by approximately $17.2 million during the first half of fiscal 2021 versus the same period last year but decreased as a percentage of net sales. The period-over-period increase in SG&A was primarily attributable to increases in distribution costs and incentives compensation costs as a result of higher volume, offset somewhat by a reduction in discretionary spending during the period.  There were also slight increases in advertising and promotional expense.  Additionally, the company we recently acquired contributed approximately $4.0 million of additional SG&A expense during the current period.

Our SPG segment SG&A was approximately $3.1 million lower during the first half of fiscal 2021 versus the comparable prior year period and decreased as a percentage of net sales.  The decrease in SG&A expense is attributable to cost control measures and savings resulting from actions taken during the past year associated with our MAP to Growth and lower year-over-year spending on ERP implementations. Partially offsetting these decreases was approximately $2.2 million of additional SG&A expense contributed by the company we recently acquired.

SG&A expenses in our corporate/other category increased by $8.5 million during the first half of fiscal 2021 as compared to last year’s first half due mainly to higher incentives related to performance and pension costs.

	Six months ended
(in millions)	November 30, 2020	November 30, 2019	Change
Service cost	$25.9	$23.3	$2.6
Interest cost	10.5	13.2	(2.7)
Expected return on plan assets	(19.8)	(20.8)	1.0
Amortization of:
Prior service (credit)	(0.1)	(0.1)	-
Net actuarial losses recognized	16.3	10.6	5.7
Total Net Periodic Pension & Postretirement Benefit Costs	$32.8	$26.2	$6.6

We expect that pension expense will fluctuate on year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict in light of the lingering macroeconomic uncertainties associated with Covid, but which may have a material impact on our consolidated financial results in the future.

As we cannot predict the duration or scope of the Covid pandemic, the future financial impact to SG&A cannot be reasonably estimated, but could be material.  The disruption caused by the outbreak of Covid may impact our near-term ability to drive further reduction in SG&A as a percentage of sales.  However, this will be offset to some degree by lower variable SG&A, such as reduced travel-related expenses incurred by our associates, due to travel restrictions in place because of the Covid outbreak.

Restructuring Charges

	Six months ended
(in millions)	November 30, 2020	November 30, 2019
Severance and benefit costs	$4.6	$6.5
Facility closure and other related costs	3.8	4.6
Other restructuring costs	0.8	0.3
Total Restructuring Costs	$9.2	$11.4

For further information and detail about our MAP to Growth plan, see “Restructuring Charges” in Results of Operations – Three Months Ended November 30, 2020, and Note 4, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Six months ended
(in millions, except percentages)	November 30, 2020	November 30, 2019
Interest expense	$43.0	$54.7
Average interest rate	3.38%	4.00%

The interest rate decrease was a result of lower market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Non-acquisition-related average borrowings	$(5.7)
Acquisition-related borrowings	0.8
Change in average interest rate	(6.8)
Total Change in Interest Expense	$(11.7)

Investment (Income), Net

	Six months ended
(in millions)	November 30, 2020	November 30, 2019
Dividend & Interest (Income)	$(2.1)	$(3.7)
(Gains) on marketable securities	(20.2)	(10.5)
Investment (Income), Net	$(22.3)	$(14.2)

Income Before Income Taxes (“IBT”)

	Six months ended
(in millions, except percentages)	November 30, 2020	% of net sales	November 30, 2019	% of net sales
CPG Segment	$170.2	16.2%	$139.8	13.5%
PCG Segment	52.6	10.1%	61.4	10.4%
Consumer Segment	221.1	18.6%	93.6	10.1%
SPG Segment	48.9	14.6%	42.1	13.2%
Non-Op Segment	(84.5)	—	(92.3)	—
Consolidated	$408.3		$244.6

Our CPG segment results reflect proactive management to improve its product mix, MAP to Growth savings and cost control measures.  Our PCG segment results reflect the impact of the Covid pandemic restrictions, challenges in emerging markets, as well as disruptions in our coatings business caused a series of hurricanes throughout the Gulf region in the U.S.  Our Consumer segment results reflect the large increase in sales and related volume leveraging impact on margins, along with savings from our MAP to Growth.  Our SPG segment results reflect sales increases in our fluorescent pigment, industrial wood protection products, and nail polish businesses, in addition to savings from our MAP to Growth and other cost cutting measures.

Income Tax Rate  The effective income tax rate of 24.4% for the six months ended November 30, 2020 compares to the effective income tax rate of 24.9% for the six months ended November 30, 2019. The effective income tax rates for the six months ended November 30, 2020 and 2019 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation.

Net Income

	Six months ended
(in millions, except percentages and per share amounts)	November 30, 2020	% of net sales	November 30, 2019	% of net sales
Net income	$308.7	10.0%	$183.8	6.4%
Net income attributable to RPM International Inc. stockholders	308.3	10.0%	183.2	6.4%
Diluted earnings per share	2.37		1.41

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Fiscal 2021 Compared with Fiscal 2020

Approximately $579.5 million of cash was provided by operating activities during the first six months of fiscal 2021, compared with $300.2 million of cash provided by operating activities during the same period last year.  The net change in cash from operations includes the change in net income, which increased by $124.9 million during the first six months of fiscal 2021 versus the same period during fiscal 2020.

The change in accounts receivable during the first half of fiscal 2021 provided approximately $92.8 million less cash than during the same period a year ago. This resulted from the timing of sales, which dipped sharply in the fourth quarter of last year, but rebounded sharply in the first half of this year.  Days sales outstanding (“DSO”) at November 30, 2020 decreased to 60.6 days from 62.8 days at November 30, 2019. Our CPG and Consumer segments achieved decreases in DSO during the current period versus last year.  Those improvements were partially offset by increased DSO at our PCG and SPG segments.

During the first half of fiscal 2021, we spent approximately $62.8 million less cash for inventory compared to our spending during the same period a year ago, which resulted primarily from the timing of purchases by retail customers. Days of inventory outstanding (“DIO”) was approximately 83.0 and 91.2 days at November 30, 2020 and 2019, respectively.  The decrease in DIO was driven mainly by the Consumer and SPG segments, which was due to a significant increase in demand as well as our MAP to Growth efforts to improve our manufacturing and operational planning processes.

The change in accounts payable during the first half of fiscal 2021 used approximately $79.0 million less cash than during the first half of fiscal 2020 due principally to the timing of purchases, but also longer days payables outstanding (“DPO”) which increased by approximately 6.3 days from 75.1 days at November 30, 2019 to 81.4 days at November 30, 2020.  The longer DPO is a direct result of moving toward a center-led procurement process that includes negotiating modified payment terms.  Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

The change in other accrued liabilities during the first half of fiscal 2021 used approximately $75.4 million less cash than during the first half of fiscal 2020 due principally to the timing of income taxes payable and the increase in customer rebate accruals.  Additionally, certain government entities located where we have operations have enacted various pieces of legislation designed to help businesses weather the economic impact of Covid and ultimately preserve jobs.  Some of this legislation, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act here in the U.S., enables employers to postpone the payment of various types of taxes over varying time horizons.  As of May 31, 2020, we had deferred $17.7 million of such government payments that would have normally been paid during our fourth quarter of fiscal 2020, but which will be paid in future periods.  During the six months ended November 30, 2020, we deferred an additional $10.7 million of such government payments that would have normally been paid during our first half of fiscal 2021, but which will be paid in future periods. The $10.7 million of deferrals generated during the first half of fiscal 2021 is presented net of payments that occurred during the first half of fiscal 2021 but which normally would have been paid in prior periods.

As we cannot predict the duration or scope of the Covid pandemic and its impact on our customers and suppliers, the negative financial impact to our results cannot be reasonably estimated, but could be material.  We are actively managing the business to maintain cash flow and we have significant liquidity.  We believe that these factors will allow us to meet our anticipated funding requirements.

Investing Activities

For the first half of fiscal 2021, cash used for investing activities increased by $79.2 million to $186.0 million as compared to $106.7 million in the prior year period.  This year-over-year increase in cash used for investing activities was mainly driven by $77.3 million in more cash spent on acquisitions as we made a larger acquisition during the first half of fiscal 2021 as compared to the first half of fiscal 2020.

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We paid for capital expenditures of $70.9 million and $71.4 million during the first halves of fiscal 2021 and fiscal 2020, respectively.  We have continued to maintain an elevated level of capital spending in fiscal 2021, in an effort to consolidate ERP systems and our plant footprint, as part of our MAP to Growth.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At November 30, 2020 and May 31, 2020, the fair value of our investments in marketable securities, which includes captive insurance-related assets, totaled $143.5 million and $114.0 million, respectively.  The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs.

As of November 30, 2020, approximately $232.4 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $199.6 million at May 31, 2020.  Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions.  Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements.  Refer to Note 8, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For the first half of fiscal 2021, cash used for financing activities increased by $163.5 million to $370.0 million as compared to $206.5 million in the prior year period.  The overall increase in cash used for financing activities was driven principally by debt-related activities, as we received $539.3 million less cash related to new debt and used $286.6 million less cash to paydown existing debt in the first half of fiscal 2021 as compared to the prior year.  See below for further details on the significant components of our debt.

The increase in cash used for financing activities generated by debt-related activities was somewhat offset by a $100.0 million decrease in cash used for the repurchase of common stock during the first half of fiscal 2021, as compared to the prior year, as we suspended our stock repurchase program during the fourth quarter of fiscal 2020, given macroeconomic uncertainty resulting from the Covid pandemic.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.56 billion at November 30, 2020, compared with $1.28 billion at May 31, 2020. Significant components of our debt include (refer to “Note G – Borrowings” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 for more comprehensive details):

Term Loan Facility Credit Agreement

On February 21, 2020, we and our subsidiary, RPM New Horizons Netherlands, B.V. (the “Foreign Borrower”), entered into an unsecured syndicated term loan facility credit agreement (the “New Credit Facility”) with the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders. The New Credit Facility provides for a $300 million term loan to us and a $100 million term loan to the Foreign Borrower (together, the “Term Loans”), each of which was fully advanced on the closing date. The Term Loans mature on February 21, 2023, with no scheduled amortization before that date, and the Term Loans may be prepaid at any time without penalty or premium. We agreed to guarantee all obligations of the Foreign Borrower under the New Credit Facility.  The proceeds of the Term Loans were used to repay a portion of the outstanding borrowings under our Revolving Credit Facility. See “Revolving Credit Agreement” below for further details.

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

The New Credit Facility contains customary covenants, including but not limited to, limitations on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, make certain investments, or sell or transfer assets. Additionally, we may not permit (i) our consolidated interest coverage ratio to be less than 3.5 to 1.0, or (ii) our leverage ratio (defined as the ratio of total indebtedness, less unencumbered cash and cash equivalents in excess of $50 million, to consolidated EBITDA for the four most recent fiscal quarters) to exceed 3.75 to 1.0. Upon notification to the lenders, however, the maximum permitted leverage ratio can be relaxed to 4.25 to 1.0 for a one-year period in connection with certain material acquisitions. The covenants contained in the New Credit Facility are substantially similar to those contained in our Revolving Credit Facility.  See “Revolving Credit Agreement” below for details on our compliance with all significant financial covenants at November 30, 2020.

Accounts Receivable Securitization Program

As of November 30, 2020, the outstanding balance under our AR Program was $75.0 million, which compares with the maximum availability on that date of $250.0 million.  The maximum availability under the AR Program is $250.0 million, but availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Program.

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

The Revolving Credit Facility requires us to comply with various customary affirmative and negative covenants, including a leverage covenant (i.e., Net Leverage Ratio) and interest coverage ratio, which are calculated in accordance with the terms as defined by the Revolving Credit Facility.  On April 30, 2020, we amended both our Revolving Credit Facility and the New Credit Facility (see “Term Loan Facility Credit Agreement” section above for further details) to allow the maximum permitted Net Leverage Ratio to be increased from 3.75 to 1.00 to 4.25 to 1 for four consecutive fiscal quarters following notice to the Administrative Agent on or before June 30, 2021 and the payment of a ten basis point fee (“Increased Net Leverage Ratio Period”). Such increase is in addition to any increase requested by us in the maximum permitted Net Leverage Ratio following a Material Acquisition (any acquisition for which the aggregate consideration is $100.0 million or greater).  During an Increased Net Leverage Ratio Period, the Euro-Rate Spread on loans under the Revolving Credit Facility shall be increased to 1.75% and the Base Rate Spread shall be 0.75% until the first day of the month following the Increased Net Leverage Ratio Period; provided, however, if at any time during an Increased Net Leverage Ratio, all three rating agencies rate us as non-investment grade, the Euro-Rate Spread shall be 2.00% and the Base Rate Spread shall be 1.0% in each case until earlier of the first day of the month after the Increased Net Leverage Ratio or the date on which at least one rating agency rates us as investment grade.  As of November 30, 2020, we have not provided any notice to the Administrative Agent to trigger this provision.

Under the terms of the leverage covenant, we may not permit our leverage ratio for total indebtedness to consolidated EBITDA for the four most recent fiscal quarters to exceed 3.75 to 1.0.  During certain periods and per the terms of the Revolving Credit Facility, this ratio may be increased to 4.25 to 1.0 in connection with certain “material acquisitions”, or under the Increased Net Leverage Ratio Period.  The acquisition of Ali Industries, LLC occurred on September 1, 2020 and qualifies as a “material acquisition,” which enables us to request an increase in the maximum permitted Net Leverage Ratio covenant.  We provided such notice to our Administrative Agent to trigger this provision of the agreement during our second quarter of fiscal 2021, and therefore, our Net Leverage Ratio covenant has been increased to 4.25 to 1.0. The minimum required consolidated interest coverage ratio for EBITDA to interest expense is 3.50 to 1.  The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended using EBITDA as defined in the Revolving Credit Facility.

As of November 30, 2020, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the Net Leverage Ratio and interest coverage ratio covenants. At that date, our Net Leverage Ratio was 2.16 to 1, while our interest coverage ratio was 11.12 to 1. As of November 30, 2020, we had $1.11 billion of borrowing availability on our Revolving Credit Facility.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic and metal containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) the timing of and the realization of anticipated cost savings from restructuring initiatives and the ability to identify additional cost savings opportunities; (j) risks related to the adequacy of our contingent liability reserves; (k) risks relating to the outbreak of the coronavirus (Covid); and (l) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2020, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

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

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2020 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

SEC Investigation and Enforcement Action

Refer to Note 13, “Contingencies and Accrued Losses,” to the Consolidated Financial Statements, for further discussion and our evaluation of the above titled matter.

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

On August 26, 2020, the SEC issued Final Rule Release No. 33-10825, "Modernization of Regulation S-K Items 101, 103, and 105."  This rule, which became effective on November 9, 2020, updated the disclosure threshold for environmental proceedings.  Prior to this rule, environmental proceedings to which the government is a party were required to be disclosed if the proceeding was expected to result in sanctions of $100,000 or more.  The above referenced rule increases the quantitative threshold to $300,000, but also permits the registrant to elect a higher threshold, limited to the lesser of $1 million or 1% of consolidated current assets, if the registrant determines that such threshold is more reasonably designed to result in the disclosure of material environmental proceedings.  The registrant must disclose this alternative threshold in each annual and quarterly report.

Given the size of our operations, we have elected to adopt a threshold of $1 million.  As of the date of this filing, we are not aware of any matters that exceed this threshold and meet the definition for disclosure.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the other risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

ITEM 2.UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table presents information about repurchases of common stock we made during the second quarter of fiscal 2021:

				Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
September 1, 2020 through September 30, 2020	11,306	$84.58	-
October 1, 2020 through October 31, 2020	88,327	$86.26	-
November 1, 2020 through November 30, 2020	448	$90.14	-
Total - Second Quarter	100,081	$86.09	-

(1)

All of the 100,081 shares of common stock reported as purchased during the period represents shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.'s equity and incentive plans.

(2)

The maximum dollar amount that may yet be repurchased under our program was approximately $469.7 million at November 30, 2020. Given macroeconomic uncertainty resulting from the Covid pandemic, we have suspended our stock repurchase program.  Refer to Note 10 “Stock Repurchase Program” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2020, has been formatted in Inline XBRL

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Russell L. Gordon
Russell L. Gordon
Vice President and
Chief Financial Officer

Dated: January 7, 2021