Form 10-Q
period 2021-02-28
RPM INTERNATIONAL INC/DE/
filed 2021-04-07
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021,

or

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

As of April 2, 2021, the registrant had 129,511,334 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

*	As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	February 28, 2021	May 31, 2020
Assets
Current Assets
Cash and cash equivalents	$249,214	$233,416
Trade accounts receivable (less allowances of $52,203 and $55,847, respectively)	998,783	1,137,957
Inventories	913,302	810,448
Prepaid expenses and other current assets	286,274	241,608
Total current assets	2,447,573	2,423,429
Property, Plant and Equipment, at Cost	1,887,807	1,755,190
Allowance for depreciation	(985,176)	(905,504)
Property, plant and equipment, net	902,631	849,686
Other Assets
Goodwill	1,310,762	1,250,066
Other intangible assets, net of amortization	612,702	584,380
Operating lease right-of-use assets	292,224	284,491
Deferred income taxes	37,991	30,894
Other	188,502	208,008
Total other assets	2,442,181	2,357,839
Total Assets	$5,792,385	$5,630,954
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$569,002	$535,311
Current portion of long-term debt	1,027	80,890
Accrued compensation and benefits	190,167	185,531
Accrued losses	23,457	20,021
Other accrued liabilities	303,852	271,827
Total current liabilities	1,087,505	1,093,580
Long-Term Liabilities
Long-term debt, less current maturities	2,310,483	2,458,290
Operating lease liabilities	251,563	244,691
Other long-term liabilities	502,724	510,175
Deferred income taxes	90,440	59,555
Total long-term liabilities	3,155,210	3,272,711
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 300,000 shares; issued 144,076 and outstanding 129,815 as of February 28, 2021; issued 143,261 and outstanding 129,511 as of May 31, 2020	1,298	1,295
Paid-in capital	1,045,585	1,014,428
Treasury stock, at cost	(621,836)	(580,117)
Accumulated other comprehensive (loss)	(622,937)	(717,497)
Retained earnings	1,745,375	1,544,336
Total RPM International Inc. stockholders' equity	1,547,485	1,262,445
Noncontrolling Interest	2,185	2,218
Total equity	1,549,670	1,264,663
Total Liabilities and Stockholders' Equity	$5,792,385	$5,630,954

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Net Sales	$1,269,395	$1,173,976	$4,361,981	$4,048,033
Cost of Sales	797,454	739,229	2,650,213	2,509,133
Gross Profit	471,941	434,747	1,711,768	1,538,900
Selling, General and Administrative Expenses	402,186	381,866	1,197,556	1,185,791
Restructuring Charges	3,129	7,343	12,280	18,766
Interest Expense	20,964	23,972	63,975	78,630
Investment (Income) Expense, Net	(11,454)	3,836	(33,735)	(10,354)
Other Expense, Net	1,256	1,422	7,507	5,158
Income Before Income Taxes	55,860	16,308	464,185	260,909
Provision for Income Taxes	17,394	4,218	117,049	65,002
Net Income	38,466	12,090	347,136	195,907
Less: Net Income Attributable to Noncontrolling Interests	224	237	640	835
Net Income Attributable to RPM International Inc. Stockholders	$38,242	$11,853	$346,496	$195,072
Average Number of Shares of Common Stock Outstanding:
Basic	128,447	128,426	128,455	128,572
Diluted	129,949	130,028	129,052	129,238
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.30	$0.09	$2.68	$1.51
Diluted	$0.29	$0.09	$2.66	$1.50

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Net Income	$38,466	$12,090	$347,136	$195,907
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $273; $0; $3,216 and $0, respectively)	25,718	(14,515)	102,880	(21,980)
Pension and other postretirement benefit liability adjustments (net of tax of $1,356; $1,335; $3,864 and $3,454, respectively)	4,719	4,196	13,623	11,223
Unrealized gain (loss) on securities and other (net of tax of $330; $0; $8 and $1, respectively)	(957)	559	(787)	775
Unrealized (loss) on derivatives (net of tax of $763; $1,275; $6,425 and $1,001, respectively)	(2,554)	(5,565)	(21,043)	(4,402)
Total other comprehensive income (loss)	26,926	(15,325)	94,673	(14,384)
Total Comprehensive Income (Loss)	65,392	(3,235)	441,809	181,523
Less: Comprehensive Income Attributable to Noncontrolling Interests	268	229	752	849
Comprehensive Income (Loss) Attributable to RPM International Inc. Stockholders	$65,124	$(3,464)	$441,057	$180,674

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	February 28,	February 29,
	2021	2020
Cash Flows From Operating Activities:
Net income	$347,136	$195,907
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	109,119	113,520
Restructuring charges, net of payments	(3,830)	(132)
Fair value adjustments to contingent earnout obligations	1,829	-
Deferred income taxes	24,473	2,505
Stock-based compensation expense	31,157	18,881
Net (gain) on marketable securities	(29,652)	(3,063)
Other	(394)	(371)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	181,032	282,052
(Increase) in inventory	(57,702)	(73,566)
Decrease in prepaid expenses and other current and long-term assets	19,133	19,747
Increase (decrease) in accounts payable	31,825	(70,286)
(Decrease) in accrued compensation and benefits	(1,107)	(38,468)
Increase in accrued losses	3,054	3,120
(Decrease) in other accrued liabilities	(7,615)	(68,906)
Other	3,448	237
Cash Provided By Operating Activities	651,906	381,177
Cash Flows From Investing Activities:
Capital expenditures	(103,226)	(105,430)
Acquisition of businesses, net of cash acquired	(114,355)	(65,102)
Purchase of marketable securities	(30,784)	(17,076)
Proceeds from sales of marketable securities	28,773	21,325
Other	1,664	2,203
Cash (Used For) Investing Activities	(217,928)	(164,080)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	-	698,256
Reductions of long-term and short-term debt	(249,518)	(664,040)
Cash dividends	(145,457)	(138,784)
Repurchases of common stock	(24,628)	(100,000)
Shares of common stock returned for taxes	(17,083)	(16,579)
Payments of acquisition-related contingent consideration	(2,218)	(227)
Other	(786)	(665)
Cash (Used For) Financing Activities	(439,690)	(222,039)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	21,510	(5,984)
Net Change in Cash and Cash Equivalents	15,798	(10,926)
Cash and Cash Equivalents at Beginning of Period	233,416	223,168
Cash and Cash Equivalents at End of Period	$249,214	$212,242
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$58,672	$79,541
Income Taxes, net of refunds	$117,546	$89,042

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2020	129,511	$1,295	$1,014,428	$(580,117)	$(717,497)	$1,544,336	$1,262,445	$2,218	$1,264,663
Net income	-	-	-	-	-	180,595	180,595	190	180,785
Other comprehensive income	-	-	-	-	49,835	-	49,835	69	49,904
Dividends declared and paid ($0.36 per share)	-	-	-	-	-	(46,622)	(46,622)	-	(46,622)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	464	5	10,451	(7,115)	-	-	3,341	-	3,341
Balance at August 31, 2020	129,975	$1,300	$1,024,879	$(587,232)	$(667,662)	$1,678,309	$1,449,594	$2,477	$1,452,071
Net income	-	-	-	-	-	127,659	127,659	225	127,884
Other comprehensive income	-	-	-	-	17,843	-	17,843	-	17,843
Dividends declared and paid ($0.38 per share)	-	-	-	-	-	(49,397)	(49,397)	-	(49,397)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	131	1	10,660	(8,619)	-	-	2,042	-	2,042
Balance at November 30, 2020	130,106	$1,301	$1,035,539	$(595,851)	$(649,819)	$1,756,571	$1,547,741	$2,702	$1,550,443
Net income	-	-	-	-	-	38,242	38,242	224	38,466
Other comprehensive income	-	-	-	-	26,882	-	26,882	44	26,926
Dividends paid ($0.38 per share)	-	-	-	-	-	(49,438)	(49,438)	-	(49,438)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(785)	(785)
Share repurchases under repurchase program	(290)	(3)	3	(24,628)	-	-	(24,628)	-	(24,628)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(1)	-	10,043	(1,357)	-	-	8,686	-	8,686
Balance at February 28, 2021	129,815	$1,298	$1,045,585	$(621,836)	$(622,937)	$1,745,375	$1,547,485	$2,185	$1,549,670

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2019	130,995	$1,310	$994,508	$(437,290)	$(577,628)	$1,425,052	$1,405,952	$2,653	$1,408,605
Net income	-	-	-	-	-	106,188	106,188	308	106,496
Other comprehensive (loss)	-	-	-	-	(23,625)	-	(23,625)	(31)	(23,656)
Dividends declared and paid ($0.35 per share)	-	-	-	-	-	(45,323)	(45,323)	-	(45,323)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(297)	(297)
Share repurchases under repurchase program	(1,656)	(16)	16	(100,000)	-	-	(100,000)	-	(100,000)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	330	3	6,557	(6,360)	-	-	200	-	200
Balance at August 31, 2019	129,669	$1,297	$1,001,081	$(543,650)	$(601,253)	$1,485,917	$1,343,392	$2,633	$1,346,025
Net income	-	-	-	-	-	77,030	77,030	292	77,322
Other comprehensive income	-	-	-	-	24,546	-	24,546	51	24,597
Dividends declared and paid ($0.36 per share)	-	-	-	-	-	(46,717)	(46,717)	-	(46,717)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(368)	(368)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	97	1	6,473	(4,033)	-	-	2,441	-	2,441
Balance at November 30, 2019	129,766	$1,298	$1,007,554	$(547,683)	$(576,707)	$1,516,230	$1,400,692	$2,608	$1,403,300
Net income	-	-	-	-	-	11,853	11,853	237	12,090
Other comprehensive (loss)	-	-	-	-	(15,317)	-	(15,317)	(8)	(15,325)
Dividends paid ($0.36 per share)	-	-	-	-	-	(46,744)	(46,744)	-	(46,744)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	113	1	6,007	(5,980)	-	-	28	-	28
Balance at February 29, 2020	129,879	$1,299	$1,013,561	$(553,663)	$(592,024)	$1,481,339	$1,350,512	$2,837	$1,353,349

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three-and nine-month periods ended February 28, 2021 and February 29, 2020.  For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2020.

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

As previously disclosed, we expect to utilize the remainder of fiscal year 2021 to achieve the goals originally set forth in our MAP to Growth.  Certain of these projects may not be finalized until fiscal year 2022 and we would expect to continue to recognize restructuring expense throughout fiscal year 2022, as projects related to our MAP to Growth are executed and completed.  As such, the final implementation and total expected costs are subject to change.

Our execution of the MAP to Growth will continue to drive the de-layering and simplification of management and businesses associated with group realignment.  We have implemented four center-led functional areas including manufacturing and operations; procurement and supply chain; information technology; and accounting and finance.

Our MAP to Growth optimizes our manufacturing facilities and will ultimately provide more efficient plant and distribution facilities.  Through the balance sheet date, in association with our MAP to Growth, we have completed, or are in the process of completing, the planned closure of 26 plants and 27 warehouses.  We also expect to incur additional severance and benefit costs as part of our planned closure of these facilities.

Throughout the remainder of our MAP to Growth, we will continue to assess and find areas of improvement and cost savings.  As such, the final implementation and total expected costs are subject to change.  In addition to the announced plan, we have continued to broaden the scope of our MAP to Growth, specifically in consolidation of the general and administrative areas, potential outsourcing, as well as additional future plant closures and consolidations; the estimated costs of which have not yet been finalized.  The current total expected costs associated with this plan are outlined in the table below and increased by approximately $0.8 million compared to our previous estimate, primarily attributable to increases in expected severance and benefit charges of $1.3 million and expected facility closure and other related costs of $0.2 million.  These increases were partially offset by a decrease in expected other restructuring costs of $0.7 million.

Following is a summary of the charges recorded in connection with restructuring by reportable segment:

	Three Months Ended	Nine Months Ended	Cumulative Costs	Total Expected
(In thousands)	February 28, 2021	February 28, 2021	to Date	Costs
Construction Products Group ("CPG") Segment:
Severance and benefit costs (a)	$255	$1,829	$19,923	$20,615
Facility closure and other related costs	665	1,473	5,950	6,617
Other restructuring costs	(60)	38	1,978	1,978
Total Charges	$860	$3,340	$27,851	$29,210

Performance Coatings Group ("PCG") Segment:
Severance and benefit costs (b)	$118	$1,959	$15,344	$16,748
Facility closure and other related costs	265	1,109	6,456	7,327
Other restructuring costs	-	213	814	814
Total Charges	$383	$3,281	$22,614	$24,889

Consumer Segment:
Severance and benefit costs (c)	$11	$797	$11,264	$11,836
Facility closure and other related costs	1,300	2,682	11,619	12,584
Other restructuring costs	-	302	4,421	4,451
Total Charges	$1,311	$3,781	$27,304	$28,871

Specialty Products Group ("SPG") Segment:
Severance and benefit costs (d)	$49	$461	$7,391	$8,494
Facility closure and other related costs	385	1,160	5,326	6,965
Other restructuring costs	-	116	1,238	1,238
Total Charges	$434	$1,737	$13,955	$16,697

Corporate/Other Segment:
Severance and benefit costs	$141	$141	$13,488	$13,488
Total Charges	$141	$141	$13,488	$13,488

Consolidated:
Severance and benefit costs	$574	$5,187	$67,410	$71,181
Facility closure and other related costs	2,615	6,424	29,351	33,493
Other restructuring costs	(60)	669	8,451	8,481
Total Charges	$3,129	$12,280	$105,212	$113,155

(a)	Severance and benefit costs are associated with the elimination of three positions and 24 positions during the three and nine months ended February 28, 2021, respectively.
(b)	Severance and benefit costs are associated with the elimination of 5 position and 55 positions during the three and nine months ended February 28, 2021, respectively.
(c)

Severance and benefit costs for the nine months ended February 28, 2021 are associated with the elimination of three positions partially offset by the adjustment in severance accruals during the period.  There were no position eliminations during the three months ended February 28, 2021.

(d)	Severance and benefit costs are associated with the elimination of three positions and 27 positions during the three and nine months ended February 28, 2021, respectively.

	Three Months Ended	Nine Months Ended
(In thousands)	February 29, 2020	February 29, 2020
CPG Segment:
Severance and benefit costs (e)	$2,018	$3,625
Facility closure and other related costs	484	1,282
Other restructuring costs	232	271
Total Charges	$2,734	$5,178

PCG Segment:
Severance and benefit costs (f)	$477	$3,408
Facility closure and other related costs	762	1,507
Other restructuring costs	122	294
Total Charges	$1,361	$5,209

Consumer Segment:
Severance and benefit costs (g)	$445	$1,992
Facility closure and other related costs	563	1,423
Other restructuring costs	8	8
Total Charges	$1,016	$3,423

SPG Segment:
Severance and benefit costs (h)	$643	$1,057
Facility closure and other related costs	356	2,546
Other restructuring costs	-	104
Total Charges	$999	$3,707

Corporate/Other Segment:
Severance and benefit costs (i)	$1,233	$1,249
Total Charges	$1,233	$1,249

Consolidated:
Severance and benefit costs	$4,816	$11,331
Facility closure and other related costs	2,165	6,758
Other restructuring costs	362	677
Total Charges	$7,343	$18,766

(e)	Severance and benefit costs are associated with the elimination of 27 positions and 73 positions during the three and nine months ended February 29, 2020, respectively.
(f)	Severance and benefit costs are associated with the elimination of one position and 70 positions during the three and nine months ended February 29, 2020, respectively.
(g)	Severance and benefit costs are associated with the elimination of five positions and 16 positions during the three and nine months ended February 29, 2020, respectively.
(h)	Severance and benefit costs are associated with the elimination of four positions and 63 positions during the three and nine months ended February 29, 2020, respectively.
(i)	Severance and benefit costs are associated with the elimination of two positions during the three and nine months ended February 29, 2020, respectively.

A summary of the activity in the restructuring reserves related to our MAP to Growth is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Restructuring Costs	Total
Balance at November 30, 2020	$4,655	$5,896	$-	$10,551
Additions charged to expense	574	2,615	(60)	3,129
Cash payments charged against reserve	(1,699)	(2,968)	-	(4,667)
Non-cash charges and other adjustments	71	(4,292)	60	(4,161)
Balance at February 28, 2021	$3,601	$1,251	$-	$4,852

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Restructuring Costs	Total
Balance at June 1, 2020	$7,357	$5,880	$-	13,237
Additions charged to expense	5,187	6,424	669	12,280
Cash payments charged against reserve	(9,014)	(6,761)	(335)	(16,110)
Non-cash charges and other adjustments	71	(4,292)	(334)	(4,555)
Balance at February 28, 2021	$3,601	$1,251	$-	$4,852

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Restructuring Costs	Total
Balance at November 30, 2019	$3,566	$6,080	$-	$9,646
Additions charged to expense	4,816	2,165	362	7,343
Cash payments charged against reserve	(3,182)	(2,578)	-	(5,760)
Non-cash charges included above	(161)	-	(362)	(523)
Balance at February 29, 2020	$5,039	$5,667	$-	$10,706

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Restructuring Costs	Total
Balance at June 1, 2019	$4,837	$7,857	$-	$12,694
Additions charged to expense	11,331	6,758	677	18,766
Cash payments charged against reserve	(10,968)	(7,928)	-	(18,896)
Non-cash charges included above	(161)	(1,020)	(677)	(1,858)
Balance at February 29, 2020	$5,039	$5,667	$-	$10,706

In connection with our MAP to Growth, during the three months ended February 28, 2021, we incurred inventory-related charges of approximately $0.9 million at our Consumer segment.  During the three months ended February 29, 2020, we incurred inventory-related charges of approximately $0.2 million at our Consumer segment and $0.1 million of inventory-related charges at each of our CPG, PCG and SPG segments, respectively.  During the nine months ended February 28, 2021, we incurred inventory-related charges of approximately $1.0 million at our Consumer segment.  During the nine months ended February 29, 2020, we incurred approximately $7.4 million, $3.2 million, $0.3 million and $0.1 million of inventory-related charges at our Consumer, PCG, CPG, and SPG segments, respectively.  All of the aforementioned inventory-related charges are recorded in cost of sales in our Consolidated Statements of Income. These inventory charges were the result of the exit of a business or product line and SKU rationalization initiatives in connection with our overall plan of restructuring.

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at February 28, 2021
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$25,447	$-	$25,447
Corporate bonds	-	181	-	181
Total available-for-sale debt securities	-	25,628	-	25,628
Marketable equity securities:
Stocks - foreign	536	-	-	536
Stocks - domestic	6,240	-	-	6,240
Mutual funds - foreign	-	42,445	-	42,445
Mutual funds - domestic	-	77,919	-	77,919
Total marketable equity securities	6,776	120,364	-	127,140
Contingent consideration	-	-	(15,258)	(15,258)
Total	$6,776	$145,992	$(15,258)	$137,510

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2020
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$26,736	$-	$26,736
Corporate bonds	-	186	-	186
Total available-for-sale debt securities	-	26,922	-	26,922
Marketable equity securities:
Stocks - domestic	3,870	-	-	3,870
Mutual funds - foreign	-	28,815	-	28,815
Mutual funds - domestic	-	63,536	-	63,536
Total marketable equity securities	3,870	92,351	-	96,221
Contingent consideration	-	-	(15,682)	(15,682)
Total	$3,870	$119,273	$(15,682)	$107,461

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During the first nine months of fiscal 2021, we paid approximately $2.8 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current period, and recorded an increase in the accrual for approximately $1.8 million related to fair value adjustments.  During the first nine months of fiscal 2020, we paid approximately $6.1 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the first nine months of last year.  In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payments of contingent consideration in excess of fair value are reported in cash flows from operating activities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At February 28, 2021 and May 31, 2020, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of February 28, 2021 and May 31, 2020 are as follows:

	At February 28, 2021
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$249,214	$249,214
Marketable equity securities	127,140	127,140
Available-for-sale debt securities	25,628	25,628
Long-term debt, including current portion	2,311,510	2,507,299

	At May 31, 2020
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$233,416	$233,416
Marketable equity securities	87,111	87,111
Available-for-sale debt securities	26,922	26,922
Long-term debt, including current portion	2,539,180	2,618,719

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

The following table summarizes the location and effects of our derivatives instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Income for gains or losses initially recognized in AOCI in the Consolidated Balance Sheet:

	Pretax gain/(loss) recognized in AOCI			Pretax gain/(loss) reclassified from AOCI into income
(In thousands)	Three Months Ended			Three Months Ended
Derivatives in hedging relationships	February 28, 2021	February 29, 2020	Income statement location	February 28, 2021	February 29, 2020
Interest rate swap (cash flow)	$27	$(3,077)	Interest (expense) income	$(862)	$22
Cross currency swap (cash flow)	(907)	(2,355)	Interest income	147	47
Cross currency swap (cash flow)	-	-	Foreign exchange (loss)	(1,243)	(1,986)
Cross currency swap (net investment)	(4,036)	(3,314)	Gain or (loss) on sale of subsidiary	-	-
Total	$(4,916)	$(8,746)		$(1,958)	$(1,917)

	Pretax gain/(loss) recognized in AOCI			Pretax gain/(loss) reclassified from AOCI into income
(In thousands)	Nine Months Ended			Nine Months Ended
Derivatives in hedging relationships	February 28, 2021	February 29, 2020	Income Statement Location	February 28, 2021	February 29, 2020
Interest rate swap (cash flow)	$(720)	$(3,077)	Interest (expense) income	$(2,475)	$22
Cross currency swap (cash flow)	(8,211)	(2,355)	Interest income	498	47
Cross currency swap (cash flow)	-	-	Foreign exchange (loss)	(8,623)	(1,986)
Cross currency swap (net investment)	(28,126)	(1,845)	Gain or (loss) on sale of subsidiary	-	-
Total	$(37,057)	$(7,277)		$(10,600)	$(1,917)

Derivatives Not Designated as Hedges

At February 28, 2021, and May 31, 2020, we held one foreign currency forward contract at each period end designed to reduce our exposure to changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows.  The contract has not been designated as a hedge; therefore, the changes in fair value of the derivative are recognized in earnings as a component of SG&A expenses. Amounts recognized in earnings did not have a material impact on our Consolidated Financial Statements for any period presented. As of February 28, 2021, and May 31, 2020, the notional amounts of the forward contract held to purchase foreign currencies was $168.1 million and $63.2 million, respectively.

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

The fair values of qualifying and non-qualifying instruments used in hedging transactions as of February 28, 2021 and May 31, 2020 are as follows:

(In thousands)		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	February 28, 2021	May 31, 2020
Assets:
Cross Currency Swap (Net Investment)	Other Current Assets	$5,846	$5,352
Cross Currency Swap (Cash Flow)	Other Current Assets	587	750
Cross Currency Swap (Net Investment)	Other Assets (Long-Term)	-	12,409
Liabilities:
Interest Rate Swap (Cash Flow)	Other Accrued Liabilities	$3,383	$2,981
Cross Currency Swap (Net Investment)	Other Accrued Liabilities	887	294
Cross Currency Swap (Net Investment)	Other Long-Term Liabilities	35,003	18,204
Cross Currency Swap (Cash Flow)	Other Long-Term Liabilities	12,563	3,608
Interest Rate Swap (Cash Flow)	Other Long-Term Liabilities	3,030	5,187

(In thousands)		Fair Value
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	February 28, 2021	May 31, 2020
Liabilities:
Foreign Currency Exchange	Other Accrued Liabilities	$32	$53

NOTE 6 — INVESTMENT (INCOME) EXPENSE, NET

Investment (income) expense, net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2021	2020	2021	2020
Interest (income)	$(968)	$(1,292)	$(2,409)	$(4,068)
Net (gain) loss on marketable securities	(9,480)	6,918	(29,652)	(3,562)
Dividend (income)	(1,006)	(1,790)	(1,674)	(2,724)
Investment (income) expense, net	$(11,454)	$3,836	$(33,735)	$(10,354)

Net (Gain) Loss on Marketable Securities

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2021	2020	2021	2020
Unrealized (gains) losses on marketable equity securities	$(6,650)	$8,079	$(28,469)	$(2,459)
Realized (gains) on marketable equity securities	(2,834)	(1,153)	(1,210)	(1,107)
Realized (gains) losses on available-for-sale debt securities	4	(8)	27	4
Net (gain) loss on marketable securities	$(9,480)	$6,918	$(29,652)	$(3,562)

NOTE 7 — OTHER EXPENSE, NET

Other expense, net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2021	2020	2021	2020
Royalty (income), net	$(313)	$(61)	$(284)	$(155)
(Income) related to unconsolidated equity affiliates	(145)	(150)	(629)	(125)
Pension non-service costs	1,714	1,510	8,420	4,489
Loss on divestiture (a)	—	123	—	949
Other expense, net	$1,256	$1,422	$7,507	$5,158

(a)	Reflects the loss incurred upon divestiture of a contracting business located in Australia, which had reported through our PCG segment.

NOTE 8 — INCOME TAXES

The effective income tax rate of 31.1% for the three months ended February 28, 2021 compares to the effective income tax rate of 25.9% for the three months ended February 29, 2020. The effective income tax rate for the three months ended February 28, 2021 and February 29, 2020 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses, the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions and an increase in valuation allowances related to foreign net operating losses. Additionally, during the three-month period ended February 28, 2021, we recorded a $5.3 million discrete charge for an increase to our deferred income tax liability for withholding taxes on additional unremitted foreign earnings not considered permanently reinvested.

The effective income tax rate of 25.2% for the nine months ended February 28, 2021 compares to the effective income tax rate of 24.9% for the nine months ended February 29, 2020. The effective income tax rate for the nine months ended February 28, 2021 and February 29, 2020 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses, the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions and an increase in valuation allowances related to foreign net operating losses, partially offset by tax benefits associated with equity compensation. The nine- month period ended February 28, 2021 also reflects the above noted $5.3 million charge related to foreign earnings not permanently reinvested.

Our deferred tax liability for unremitted foreign earnings was $17.7 million as of February 28, 2021, which represents our estimate of the foreign tax cost associated with the deemed remittance of $620.7 million of foreign earnings that are not considered to be permanently reinvested.   We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of February 28, 2021.  Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were remitted to us as dividends.

NOTE 9 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	February 28, 2021	May 31, 2020
Raw material and supplies	$370,551	$282,579
Finished goods	542,751	527,869
Total Inventory, Net of Reserves	$913,302	$810,448

NOTE 10 — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. As announced on November 28, 2018, our goal was to return $1.0 billion in capital to stockholders by May 31, 2021 through share repurchases.  On April 16, 2019, after taking into account share repurchases under our existing stock repurchase program to date, our Board of Directors authorized the repurchase of the remaining $600.0 million in value of RPM International Inc. common stock by May 31, 2021.  As a result, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time.

As previously announced, given macroeconomic uncertainty resulting from the Covid pandemic, we had suspended stock repurchases under the program. During a meeting in January 2021, our Board of Directors authorized the resumption of the stock repurchases under the stock repurchase program. At the time of resuming the program, $469.7 million of shares of common stock remained available for repurchase. The Board of Directors also extended the stock repurchase program beyond its original May 31, 2021 expiration date until such time that the remaining $469.7 million of shares of capital has been returned to our stockholders.

During the three and nine months ended February 28, 2021, we repurchased 290,174 shares of our common stock at a cost of approximately $24.6 million, or an average of $84.87 per share. During the three months ended February 29, 2020, we did not repurchase any shares of our common stock under this program.  During the nine months ended February 29, 2020, we repurchased 1,655,616 shares of our common stock at a cost of approximately $100.0 million, or an average cost of $60.40 per share, under this program.

See Note 17, “Subsequent Events” for an update on additional repurchases occurring subsequent to our February 28, 2021 balance sheet date.

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share for the three- and nine-month periods ended February 28, 2021 and February 29, 2020.

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands, except per share amounts)	2021	2020	2021	2020
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$38,242	$11,853	$346,496	$195,072
Less: Allocation of earnings and dividends to participating securities	(185)	-	(2,740)	(1,199)
Net income available to common shareholders - basic	38,057	11,853	343,756	193,873
Add: Undistributed earnings reallocated to unvested shareholders	-	-	9	2
Reverse: Allocation of earnings and dividends to participating securities	185	-	-	-
Net income available to common shareholders - diluted	$38,242	$11,853	$343,765	$193,875
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	128,447	128,426	128,455	128,572
Average diluted options and awards	1,502	1,602	597	666
Total shares for diluted earnings per share (1)	129,949	130,028	129,052	129,238
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.30	$0.09	$2.68	$1.51
Method used to calculate basic earnings per share	Two-class	Treasury	Two-class	Two-class
Diluted Earnings Per Share of Common Stock	$0.29	$0.09	$2.66	$1.50
Method used to calculate diluted earnings per share	Treasury	Treasury	Two-class	Two-class

(1)

Restricted shares totaling 225,500 and 231,450 for the three and nine months ended February 28, 2021, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. There were no shares of restricted stock identified as being anti-dilutive for the three or nine months ended February 29, 2020.  In addition, stock appreciation rights (“SARs”) totaling 360,000 and for the three and nine months ended February 28, 2021 were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.  There were no SARs identified as being anti-dilutive for the three or nine months ended February 29, 2020.

NOTE 12 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans.  The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and nine months ended February 28, 2021 and February 29, 2020:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	February 28,	February 29,	February 28,	February 29,
Pension Benefits	2021	2020	2021	2020
Service cost	$11,130	$9,856	$1,406	$1,391
Interest cost	3,806	5,104	1,122	1,193
Expected return on plan assets	(8,279)	(8,573)	(1,607)	(1,834)
Amortization of:
Prior service cost (credit)	2	2	(35)	(9)
Net actuarial losses recognized	7,501	4,629	526	523
Net Periodic Benefit Cost	$14,160	$11,018	$1,412	$1,264

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	February 28,	February 29,	February 28,	February 29,
Postretirement Benefits	2021	2020	2021	2020
Service cost	$-	$-	$431	$429
Interest cost	19	37	283	282
Amortization of:
Prior service (credit)	(42)	(55)	-	-
Net actuarial (gains) losses recognized	10	(16)	130	158
Net Periodic Benefit (Credit) Cost	$(13)	$(34)	$844	$869

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
(In thousands)	February 28,	February 29,	February 28,	February 29,
Pension Benefits	2021	2020	2021	2020
Service cost	$33,390	$29,568	$4,218	$4,173
Interest cost	11,418	15,312	3,366	3,579
Expected return on plan assets	(24,837)	(25,719)	(4,821)	(5,502)
Amortization of:
Prior service cost (credit)	6	6	(105)	(27)
Net actuarial losses recognized	22,503	13,887	1,578	1,569
Net Periodic Benefit Cost	$42,480	$33,054	$4,236	$3,792

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
(In thousands)	February 28,	February 29,	February 28,	February 29,
Postretirement Benefits	2021	2020	2021	2020
Service cost	$-	$-	$1,293	$1,287
Interest cost	57	111	849	846
Amortization of:
Prior service (credit)	(126)	(165)	-	-
Net actuarial (gains) losses recognized	30	(48)	390	474
Net Periodic Benefit (Credit) Cost	$(39)	$(102)	$2,532	$2,607

Due to lower discount rates, net periodic pension and U.S. postretirement cost for fiscal 2021 is higher than our fiscal 2020 expense. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, and these fluctuations may have a material impact on our consolidated financial results in the future.  We previously disclosed in our financial statements for the fiscal year ended May 31, 2020 that we expected to contribute approximately $8,000 to our retirement plans in the U.S. and approximately $6.7 million to plans outside the U.S. during the current fiscal year.  As noted in prior quarters, throughout the year, we have evaluated whether to make additional contributions.  As a result, we contributed $62.1 million to the pension plans in the U.S. during the current quarter and have planned an additional contribution of $0.2 million before the end of our fiscal year, which will result in total expected U.S. contributions of $62.3 million.

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at February 28, 2021, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2021	2020	2021	2020
Beginning Balance	$12,050	$10,555	$11,106	$10,414
Deductions (1)	(4,745)	(4,622)	(18,327)	(16,002)
Provision charged to expense	5,473	4,804	19,999	16,325
Ending Balance	$12,778	$10,737	$12,778	$10,737

(1)	Primarily claims paid during the year.

Environmental Matters

Like other companies participating in similar lines of business, some of our subsidiaries are involved in environmental matters.  It is our policy to accrue remediation costs when the liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when the Company has committed to an appropriate plan of action. The Company also takes into consideration the estimated period of time over which payments may be required. The liabilities are reviewed periodically and, as investigation and remediation activities continue, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value. The liabilities are not offset by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal superfund sites or similar state-managed sites, third party indemnity obligations, and an assessment of the likelihood that such parties will fulfill their obligations at such sites.

Other Contingencies – “SEC Investigation and Enforcement Action”

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

On December 22, 2020, the Court entered its Final Judgment (the “Final Judgment”) resolving this matter with the SEC.  In consenting to the terms of the Final Judgment, we and our General Counsel neither admitted nor denied the SEC’s allegations.  We agreed to pay a civil monetary penalty of $2.0 million under Section 21(d)(3) of the Exchange Act, and we are permanently enjoined from violations of Section 13(a), 13(b)(2)(a) and 13(b)(2)(b) of the Exchange Act and Exchange Act Rules 12b-20, 13a-1, 13a-11 and 13a-13.  The settlement amount was accrued for in our consolidated financial statements as of November 30, 2020.  Our General Counsel agreed to pay a civil monetary penalty of $22,500 under Section 21(d)(3) of the Exchange Act, and he is permanently enjoined from violations of Exchange Act Rule 13b2-1.  Both the Company and our General Counsel have paid their respective civil monetary penalties during the fiscal quarter ended February 28, 2021.  For both the Company and our General Counsel, the Final Judgment resolved all claims asserted by the SEC in the proceeding and included relief only with respect to certain books and records provisions of the securities laws, none of which require proof of intentional or willful misconduct.

Also, in connection with the foregoing, on April 28, 2017, a stockholder derivative action was filed in the United States District Court, Northern District of Ohio, Eastern Division, against certain of our current and former directors and officers. On February 2, 2018, the Court granted our request for a stay and stayed the derivative action pending the completion of the SEC enforcement action.  The stay may be revisited by the Court now that the SEC enforcement action has been resolved.  We do not believe a material loss in this matter is reasonably possible or probable.

NOTE 14 – REVENUE

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings, roofing systems, sealants and adhesives.  We disaggregate revenues from the sales of our products and services based upon geographical location by each of our reportable segments, which are aligned by similar economic factors, trends and customers, which best depict the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  See Note 15, “Segment Information,” for further details regarding our disaggregated revenues as well as a description of each of the unique revenue streams related to each of our four reportable segments.

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

Trade accounts receivable, net of allowances, and net contract assets (liabilities) consisted of the following:

(In thousands, except percentages)	February 28, 2021	November 30, 2020	$ Change	% Change
Trade accounts receivable, less allowances	$998,783	$1,081,841	$(83,058)	-7.7%

Contract assets	$22,993	$27,154	$(4,161)	-15.3%
Contract liabilities - short-term	(31,918)	(28,310)	(3,608)	12.7%
Net Contract (Liabilities)	$(8,925)	$(1,156)	$(7,769)	672.1%

(In thousands, except percentages)	February 28, 2021	May 31, 2020	$ Change	% Change
Trade accounts receivable, less allowances	$998,783	$1,137,957	$(139,174)	-12.2%

Contract assets	$22,993	$25,249	$(2,256)	-8.9%
Contract liabilities - short-term	(31,918)	(25,288)	(6,630)	26.2%
Net Contract (Liabilities)	$(8,925)	$(39)	$(8,886)

The $7.8 million increase in our net contract (liabilities) from November 30, 2020 to February 28, 2021 resulted primarily due to the timing and volume of construction jobs in progress at February 28, 2021 versus November 30, 2020. During the third quarter of fiscal 2021, net sales at our U.S. based general contracting and roofing services business decreased by $26.6 million as compared to the second quarter of fiscal 2021.  Due to the seasonal nature of our business, unbilled revenue is typically higher in the fall months (at the conclusion of RPM’s second fiscal quarter) when favorable weather generally allows our installers to maximize productivity, and is lower throughout the winter months (at the conclusion of RPM’s third fiscal quarter) when inconsistent weather adversely impacts productivity.

The $8.9 million increase in our net contract (liabilities) from May 31, 2020 to February 28, 2021 resulted primarily due to the timing and volume of construction jobs in progress at February 28, 2021 versus May 31, 2020. During the third quarter of fiscal 2021, net sales at our U.S. based general contracting and roofing services business decreased by $41.9 million as compared to the fourth quarter of fiscal 2020.  Due to the seasonal nature of our business, unbilled revenue is typically higher in the spring months (at the conclusion of RPM’s fourth fiscal quarter) when favorable weather generally allows our installers to maximize productivity, and is lower throughout the winter months (at the conclusion of RPM’s third fiscal quarter) when inconsistent weather adversely impacts productivity.

We also record long-term deferred revenue, which amounted to $67.1 million, $66.9 million and $66.0 million as of February 28, 2021, November 30, 2020 and May 31, 2020, respectively.  The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our consolidated balance sheets.

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

The following tables summarize the activity for the allowance for credit losses for the three and nine months ended February 28, 2021:

(In thousands)
Balance at November 30, 2020	$53,542
Bad debt provision	3,800
Uncollectible accounts written off, net of recoveries	(5,661)
Translation adjustments	522
Balance at February 28, 2021	$52,203

(In thousands)
Balance at June 1, 2020	$55,847
Bad debt provision	4,968
Uncollectible accounts written off, net of recoveries	(11,008)
Translation adjustments	2,396
Balance at February 28, 2021	$52,203

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

Three Months Ended February 28, 2021	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$195,193	$132,075	$381,712	$139,862	$848,842
Foreign
Canada	32,853	16,303	31,833	2,244	83,233
Europe	106,172	53,156	53,097	19,405	231,830
Latin America	39,555	6,681	7,593	409	54,238
Asia Pacific	19,020	5,640	3,507	7,241	35,408
Other Foreign	3,176	12,668	-	-	15,844
Total Foreign	200,776	94,448	96,030	29,299	420,553
Total	$395,969	$226,523	$477,742	$169,161	$1,269,395

Three Months Ended February 29, 2020	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$190,741	$151,012	$319,838	$119,526	$781,117
Foreign
Canada	25,978	17,064	21,280	2,041	66,363
Europe	95,207	61,191	42,569	18,685	217,652
Latin America	38,803	8,946	6,987	397	55,133
Asia Pacific	18,390	5,705	6,159	6,816	37,070
Other Foreign	2,963	11,768	1,910	-	16,641
Total Foreign	181,341	104,674	78,905	27,939	392,859
Total	$372,082	$255,686	$398,743	$147,465	$1,173,976

Nine Months Ended February 28, 2021	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$784,246	$436,617	$1,332,531	$413,571	$2,966,965
Foreign
Canada	137,181	51,613	110,201	6,373	305,368
Europe	344,478	180,681	184,161	58,044	767,364
Latin America	114,545	19,413	23,755	1,290	159,003
Asia Pacific	57,607	16,323	15,770	23,961	113,661
Other Foreign	9,122	40,498	-	-	49,620
Total Foreign	662,933	308,528	333,887	89,668	1,395,016
Total	$1,447,179	$745,145	$1,666,418	$503,239	$4,361,981

Nine Months Ended February 29, 2020	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$769,308	$506,664	$1,059,568	$375,817	$2,711,357
Foreign
Canada	122,620	57,345	80,860	6,824	267,649
Europe	327,057	195,650	142,319	60,470	725,496
Latin America	124,734	26,230	20,629	1,177	172,770
Asia Pacific	58,254	19,799	19,214	21,435	118,702
Other Foreign	5,724	39,951	6,384	-	52,059
Total Foreign	638,389	338,975	269,406	89,906	1,336,676
Total	$1,407,697	$845,639	$1,328,974	$465,723	$4,048,033

	Three Months Ended		Nine Months Ended
(In thousands)	February 28,	February 29,	February 28,	February 29,
Income (Loss) Before Income Taxes	2021	2020	2021	2020
CPG Segment	$14,431	$(478)	$184,613	$139,324
PCG Segment	12,158	22,240	64,719	83,617
Consumer Segment	42,724	29,798	263,813	123,413
SPG Segment	24,560	12,942	73,415	55,031
Corporate/Other	(38,013)	(48,194)	(122,375)	(140,476)
Consolidated	$55,860	$16,308	$464,185	$260,909

(In thousands)	February 28,	May 31,
Identifiable Assets	2021	2020
CPG Segment	$1,580,429	$1,622,632
PCG Segment	958,243	925,569
Consumer Segment	2,252,324	2,067,017
SPG Segment	749,777	728,449
Corporate/Other	251,612	287,287
Consolidated	$5,792,385	$5,630,954

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

The following table summarizes the changes in the carrying amount of goodwill, by reportable segment, for the periods presented:

	CPG	PCG	Consumer	SPG
(In thousands)	Segment	Segment	Segment	Segment	Total
Balance as of May 31, 2020	$405,354	$185,404	$496,218	$163,090	$1,250,066
Translation adjustments & other	21,396	265	4,075	2,732	28,468
Balance as of August 31, 2020	426,750	185,669	500,293	165,822	1,278,534
Acquisitions	-	-	20,126	-	20,126
Translation adjustments & other	1,238	458	(145)	566	2,117
Balance as of November 30, 2020	427,988	186,127	520,274	166,388	1,300,777
Translation adjustments & other	3,243	2,515	3,245	982	9,985
Balance as of February 28, 2021	$431,231	$188,642	$523,519	$167,370	$1,310,762

NOTE 17 — SUBSEQUENT EVENTS

On March 18, 2021, RPM International Inc. amended and extended its existing $250.0 million accounts receivable securitization facility by entering into Amendment No. 6 to Amended and Restated Receivables Purchase Agreement (the “RPA Amendment”).  The RPA Amendment extends the facility termination date of the A/R Facility to May 21, 2024.  The Company paid customary fees to the administrative agent for this financing.

As of April 7, 2021, we have repurchased 303,887 shares of RPM common stock since February 28, 2021, at a cost of approximately $25.3 million, or an average of $83.35, under the stock repurchase program described in Note 10.

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

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2021	2020	2021	2020
Net Sales
CPG Segment	$395,969	$372,082	$1,447,179	$1,407,697
PCG Segment	226,523	255,686	745,145	845,639
Consumer Segment	477,742	398,743	1,666,418	1,328,974
SPG Segment	169,161	147,465	503,239	465,723
Consolidated	$1,269,395	$1,173,976	$4,361,981	$4,048,033
Income Before Income Taxes (a)
CPG Segment
Income (Loss) Before Income Taxes (a)	$14,431	$(478)	$184,613	$139,324
Interest (Expense), Net (b)	(2,074)	(2,130)	(6,325)	(6,231)
EBIT (c)	$16,505	$1,652	$190,938	$145,555
PCG Segment
Income Before Income Taxes (a)	$12,158	$22,240	$64,719	$83,617
Interest Income, Net (b)	75	123	53	20
EBIT (c)	$12,083	$22,117	$64,666	$83,597
Consumer Segment
Income Before Income Taxes (a)	$42,724	$29,798	$263,813	$123,413
Interest (Expense), Net (b)	(60)	(57)	(187)	(219)
EBIT (c)	$42,784	$29,855	$264,000	$123,632
SPG Segment
Income Before Income Taxes (a)	$24,560	$12,942	$73,415	$55,031
Interest (Expense), Net (b)	(64)	(24)	(219)	(6)
EBIT (c)	$24,624	$12,966	$73,634	$55,037
Corporate/Other
(Loss) Before Income Taxes (a)	$(38,013)	$(48,194)	$(122,375)	$(140,476)
Interest (Expense), Net (b)	(7,387)	(25,720)	(23,562)	(61,840)
EBIT (c)	$(30,626)	$(22,474)	$(98,813)	$(78,636)
Consolidated
Net Income	$38,466	$12,090	$347,136	$195,907
Add: Provision for Income Taxes	17,394	4,218	117,049	65,002
Income Before Income Taxes (a)	55,860	16,308	464,185	260,909
Interest (Expense)	(20,964)	(23,972)	(63,975)	(78,630)
Investment Income (Expense), Net	11,454	(3,836)	33,735	10,354
EBIT (c)	$65,370	$44,116	$494,425	$329,185

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles ("GAAP") in the U.S., to EBIT.
(b)	Interest Income (Expense), Net includes the combination of Interest Income (Expense) and Investment Income (Expense), net.
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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2021

Net Sales

	Three months ended
(in millions, except percentages)	February 28, 2021	February 29, 2020	Total Growth	Organic Growth(1)	Acquisition Growth	Foreign Currency Exchange Impact
CPG Segment	$396.0	$372.1	6.4%	5.4%	—	1.0%
PCG Segment	226.5	255.7	-11.4%	-12.7%	—	1.3%
Consumer Segment	477.7	398.7	19.8%	12.7%	6.1%	1.0%
SPG Segment	169.2	147.5	14.7%	13.4%	—	1.3%
Consolidated	$1,269.4	$1,174.0	8.1%	4.9%	2.1%	1.1%
(1) Organic growth includes the impact of price and volume.

Our CPG segment experienced organic growth quarter over quarter, despite commercial and institutional construction markets that continue to be soft in North America and Europe.  The growth achieved during the third quarter of fiscal 2021 was mainly driven by a focus on renovation and restoration projects, by expanding CPG’s position as a single-source provider of building envelope systems.  The segment also continued to gain market share during the quarter in unique construction technologies, led by its insulated concrete form business, which is seeing increased adoption as a construction method versus traditional stick-built construction.

Our PCG segment experienced an organic sales decline during the quarter due to the continued deferral of flooring and coating projects as a result of restrictions associated with Covid, which impacted the ability of contractors to gain access to the facilities of our end customers.  Furthermore, our customers in the energy sector are facing poor economic conditions, which is causing deferrals in industrial maintenance spending.

Our Consumer segment experienced significant organic growth as it benefitted from its broad distribution and unprecedented demand worldwide for its “do-it-yourself” home improvement products, as consumers are spending more time at home during the Covid shutdowns.  Additionally, cleaning product sales continue to grow with the increased emphasis on sanitation during the Covid pandemic.

Our SPG segment experienced strong demand for our businesses serving the cleaning and disinfecting, furniture, outdoor recreational equipment, food and OEM markets.  We also experienced significant organic sales growth resulting from extreme weather events in North America, which drove demand for our restoration equipment business.  Additionally, our business development efforts have accelerated as a result of a number of recent management changes.

As demonstrated above, Covid has had a mixed impact on our businesses, impacting some unfavorably and others favorably.  RPM continues to be well-served by the strategic balance in its portfolio of businesses.  It continues to be difficult to predict the future financial impact on net sales, as we cannot predict the duration or scope of the pandemic, but the impact could be material.  Future performance in net sales is dependent on several factors, including but not limited to: (i) the ability of our customers to continue operations; (ii) continued organic growth in DIY sales, as people spend more time at home; (iii) continued organic growth in professional and consumer cleaning and disinfectant brands, some of which are effective against Covid; (iv) the nature and extent of facility closures as a result of Covid; (v) the length and severity of the downturn in energy and construction markets and associated unfavorable impact on maintenance spending in these sectors; and (vi) the ability for our suppliers to meet demand requirements.  With that being said, we expect to generate double digit consolidated sales growth during the fourth quarter of fiscal 2021, in comparison to last year’s fourth quarter when RPM was most adversely impacted by the global pandemic.

Gross Profit Margin Our consolidated gross profit margin of 37.2% of net sales for the third quarter of fiscal 2021 compares to a consolidated gross profit margin of 37.0% for the comparable period a year ago.  The current quarter gross profit margin increase of approximately 0.2%, or 20 basis points (“bps”), resulted primarily from MAP to Growth savings, which include raw material savings due to our centralized procurement initiatives, and higher sales volume versus the same period a year ago.  Partially offsetting these savings, was higher freight costs during the current quarter, versus the comparable quarter in the prior year.

Overall, raw material cost inflation was neutral during the third quarter of fiscal 2021.  However, several macroeconomic factors are creating inflationary pressure on certain key product categories, and we expect that these increased costs will be reflected in our results for the fourth quarter of fiscal 2021 and more significantly during fiscal year 2022.  We plan to offset these increased costs with commensurate increases in selling prices.  Furthermore, we have received “force majeure” notifications from many of our major chemical suppliers, which may impact our ability to timely meet customer demand in certain of our businesses and across certain product categories.

The macroeconomic factors identified above include, but are not limited to, the following:  (i) Supplier refineries operating less due to low gasoline and jet fuel demand, (ii) significant weather events which have disrupted our supply chain, such as the historic winter storm in February 2021, which impacted significant portions of the U.S., (iii) intermittent supplier plant shutdowns in response to the global pandemic, and (iv) significant worldwide demand during the pandemic for key items such as packaging, solvents, and chemicals used in cleaning products.

As we cannot predict the duration or scope of the Covid pandemic over the near term, the future financial impact to gross profit margin related to any further disruptions associated with Covid could be material to our operations.

SG&A  Our consolidated SG&A expense during the period was $20.3 million higher versus the same period last year but decreased to 31.7% of net sales from 32.5% of net sales for the prior year quarter.  During the third quarter of fiscal 2021, we continued our MAP to Growth and have generated incremental savings of approximately $6.3 million.  Additional SG&A expense recognized by companies we recently acquired approximated $6.6 million during the third quarter of fiscal 2021.

Our CPG segment SG&A was approximately $4.4 million lower for the third quarter of fiscal 2021 versus the comparable prior year period and decreased as a percentage of net sales.  The decrease was mainly due to reducing discretionary spending (i.e., meetings, travel, etc.) and MAP to Growth savings.

Our PCG segment SG&A was approximately $2.4 million lower for the third quarter of fiscal 2021 versus the comparable prior year period but increased as a percentage of net sales, mainly due to the deleveraging effect from lower sales volume compared to the prior comparable quarter.  Additionally, the quarter over quarter PCG segment SG&A decrease was primarily attributable to a reduction in discretionary spending and MAP to Growth savings.

Our Consumer segment SG&A increased by approximately $18.5 million during the third quarter of fiscal 2021 versus the same period last year, but decreased slightly as a percentage of net sales.  The quarter-over-quarter increase in SG&A was attributable to the combination of the SG&A added from the company we recently acquired, which totaled $6.6 million.  We also incurred increases in distribution costs and incentive compensation costs as a result of higher volume, as well as increases in advertising and promotional costs.  Partially offsetting these increases were a reduction in discretionary spending during the quarter.

Our SPG segment SG&A was approximately $0.5 million lower during the third quarter of fiscal 2021 versus the comparable prior year period and decreased as a percentage of net sales.  The decrease in SG&A expense is attributable to cost control measures and savings resulting from actions taken during the past year associated with our MAP to Growth and lower year-over-year spending on ERP implementations.

SG&A expenses in our corporate/other category increased by $9.1 million during the third quarter of fiscal 2021 as compared to last year’s third quarter due mainly to higher incentives related to performance and pension costs.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the three months ended February 28, 2021 and February 29, 2020, as this activity has a significant impact on our SG&A expense:

	Three months ended
(in millions)	February 28, 2021	February 29, 2020	Change
Service cost	$13.0	$11.7	$1.3
Interest cost	5.2	6.6	(1.4)
Expected return on plan assets	(9.9)	(10.4)	0.5
Amortization of:
Prior service (credit)	(0.1)	(0.1)	-
Net actuarial losses recognized	8.2	5.3	2.9
Total Net Periodic Pension & Postretirement Benefit Costs	$16.4	$13.1	$3.3

We expect that pension expense will fluctuate on year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict in light of the lingering macroeconomic uncertainties associated with Covid, but which may have a material impact on our consolidated financial results in the future.

As we cannot predict the duration or scope of the Covid pandemic, the future financial impact to SG&A related to any further disruptions associated with Covid could be material.  Disruptions caused by the outbreak of Covid may impact our near-term ability to drive further reduction in SG&A as a percentage of sales.  However, this will be offset to some degree by lower variable SG&A, such as reduced travel-related expenses incurred by our associates, due to travel restrictions in place because of the Covid outbreak.

Restructuring Charges

	Three months ended
(in millions)	February 28, 2021	February 29, 2020
Severance and benefit costs	$0.6	$4.8
Facility closure and other related costs	2.6	2.2
Other restructuring costs	(0.1)	0.3
Total Restructuring Costs	$3.1	$7.3

These charges are associated with closures of certain facilities as well as the elimination of duplicative headcount and infrastructure associated with certain of our businesses and are the result of the continued implementation of our MAP to Growth, which focuses upon strategic shifts in operations across our entire business.

Our current expectation of total restructuring costs, including cumulative costs incurred to date and expected future costs, is summarized in the table below.

(in millions)	As of February 28, 2021
Severance and benefit costs	$71.2
Facility closure and other related costs	33.5
Other restructuring costs	8.5
Total Expected Restructuring Costs	$113.2

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

Despite the delay in finalizing our MAP to Growth past the original target completion date, we expect we will have exceeded our annualized pretax savings goal of approximately $290 million and made substantial progress on our $230 million working capital improvement goal by May 31, 2021. See Note 3, “Restructuring,” to the Consolidated Financial Statements, for further details surrounding our MAP to Growth.

Interest Expense

	Three months ended
(in millions, except percentages)	February 28, 2021	February 29, 2020
Interest expense	$21.0	$24.0
Average interest rate (a)	3.32%	3.63%

(a) The interest rate decrease was a result of lower market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$0.3
Non-acquisition-related average borrowings	(1.7)
Change in average interest rate	(1.6)
Total Change in Interest Expense	$(3.0)

Investment (Income) Expense, Net

	Three months ended
(in millions)	February 28, 2021	February 29, 2020
Dividend & interest (income)	$(2.0)	$(3.1)
(Gains) losses on marketable securities	(9.5)	6.9
Investment (Income) Expense, Net	$(11.5)	$3.8

See Note 6, “Investment (Income) Expense, Net” for additional details.

Income (Loss) Before Income Taxes (“IBT”)

	Three months ended
(in millions, except percentages)	February 28, 2021	% of net sales	February 29, 2020	% of net sales
CPG Segment	$14.4	3.6%	$(0.5)	-0.1%
PCG Segment	12.2	5.4%	22.2	8.7%
Consumer Segment	42.7	8.9%	29.8	7.5%
SPG Segment	24.6	14.5%	12.9	8.8%
Non-Op Segment	(38.0)	—	(48.1)	—
Consolidated	$55.9		$16.3

Our CPG segment results reflect proactive cost controls, MAP to Growth savings and the favorable leverage of sales volume increases.  Our PCG segment results reflect the sales declines due to Covid pandemic restrictions and challenges in the energy markets, and pricing pressures on raw materials.  Our Consumer segment results reflect the large increase in sales and related volume leveraging impact on margins.  Our SPG segment results reflect sales increases in our restoration equipment business, as well as our businesses serving the furniture, cleaning and disinfecting, outdoor recreational equipment, food and OEM market, in addition to savings from our MAP to Growth and other cost cutting measures.

Income Tax Rate The effective income tax rate of 31.1% for the three months ended February 28, 2021 compares to the effective income tax rate of 25.9% for the three months ended February 29, 2020. The effective income tax rate for the three months ended February 28, 2021 and February 29, 2020 reflect variances from the 21% statutory rate primarily due to the unfavorable impact of state and local income taxes, non-deductible business expenses, the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions and an increase in valuation allowances related to foreign net operating losses. Additionally, during the three-month period ended February 28, 2021, we recorded a $5.3 million discrete charge for an increase to our deferred income tax liability for withholding taxes on additional unremitted foreign earnings not considered permanently reinvested.

Net Income

	Three months ended
(in millions, except percentages and per share amounts)	February 28, 2021	% of net sales	February 29, 2020	% of net sales
Net income	$38.5	3.0%	$12.1	1.0%
Net income attributable to RPM International Inc. stockholders	38.2	3.0%	11.9	1.0%
Diluted earnings per share	0.29		0.09

Nine Months Ended February 28, 2021

Net Sales

	Nine months ended
(in millions, except percentages)	February 28, 2021	February 29, 2020	Total Growth	Organic Growth(1)	Acquisition Growth	Foreign Currency Exchange Impact
CPG Segment	$1,447.2	$1,407.7	2.8%	3.2%	—	-0.4%
PCG Segment	745.2	845.6	-11.9%	-12.3%	0.1%	0.3%
Consumer Segment	1,666.4	1,329.0	25.4%	21.2%	3.8%	0.4%
SPG Segment	503.2	465.7	8.1%	4.5%	2.7%	0.9%
Consolidated	$4,362.0	$4,048.0	7.8%	6.1%	1.6%	0.1%
(1) Organic growth includes the impact of price and volume.

Our CPG segment experienced organic growth driven mainly by market share gains in our construction technologies, led by our insulated concrete form business.  In addition, our roofing business grew as we experienced better weather in the current year than the prior year when unfavorable conditions caused a delay in North American construction activity.  Additionally, our commercial sealants business experienced sales increases during the first nine months of fiscal 2021 from distributors who did not order in April and May of the prior fiscal year, due to Covid lockdown restrictions.

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

Our Consumer segment experienced significant organic growth resulting from a combination of distribution gains and higher “do-it-yourself” demand as consumers are spending more time at home during the Covid shutdowns.  In addition, growth in our cleaning product businesses contributed to sales growth for the current period.

Our SPG segment experienced strong demand for our businesses serving the cleaning and disinfecting, furniture, outdoor recreational equipment, food and OEM markets, in addition to organic growth resulting from extreme weather events in North America, which drove demand for our restoration equipment business.  Additionally, sales of our industrial wood protection products increased during the period, a result of a stronger residential market, which has driven demand for lumber, furniture and cabinets in the U.S.

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

Gross Profit Margin  Our consolidated gross profit margin of 39.2% of net sales for the first nine months of fiscal 2021 compares to a consolidated gross profit margin of 38.0% for the comparable period a year ago.  The current period gross profit margin increase of approximately 1.2%, or 120 bps, resulted primarily from a combination of increases in selling prices, MAP to Growth savings, which include raw material savings due to our centralized procurement initiatives, and higher sales volume versus the same period a year ago.

Raw material costs inflation was neutral during the first nine months of fiscal 2021.  However, several macroeconomic factors are creating inflationary pressure on certain key product categories, and we expect that these increased costs will be reflected in our results for the fourth quarter of fiscal 2021 and more significantly during fiscal year 2022.  We plan to offset these increased costs with commensurate increases in selling prices.  Furthermore, we have received “force majeure” notifications from most of our major chemical suppliers, which may impact our ability to timely meet customer demand in certain of our businesses and across certain product categories. Refer to the "Gross Profit Margin" paragraphs in the "RESULTS OF OPERATIONS" for the "Three Months Ended February 28, 2021" section above, for additional details on these macroeconomic factors.

As we cannot predict the duration or scope of the Covid pandemic over the near term, the future financial impact to gross profit margin related to any further disruptions associated with Covid could be material to our operations.

SG&A  Our consolidated SG&A expense during the current period was $11.8 million higher versus the same period last year but decreased to 27.4% of net sales from 29.3% of net sales for the prior year period.  During the first nine months of fiscal 2021, we continued our MAP to Growth and have generated incremental savings of approximately $18.7 million.  Additional SG&A expense recognized by companies we recently acquired approximated $13.1 million during the first nine months of fiscal 2021.

Our CPG segment SG&A was approximately $24.0 million lower for the first nine months of fiscal 2021 versus the comparable prior year period and decreased as a percentage of net sales when compared to the prior year.  The decrease in SG&A expense was mainly due to reducing discretionary spending (i.e., meetings, travel, etc.), temporary salary cuts taken in response to the economic downturn, and MAP to Growth savings.

Our PCG segment SG&A was approximately $13.8 million lower for the first nine months of fiscal 2021 versus the comparable prior year period, but increased as a percentage of net sales, mainly due to the decrease in sales for the period.  The decrease in SG&A was primarily attributable to a reduction in discretionary spending, as well as MAP to Growth savings and temporary salary cuts taken in response to the economic downturn. Additionally, the company we recently acquired contributed approximately $0.2 million of additional SG&A expense during the current period.

Our Consumer segment SG&A increased by approximately $35.6 million during the first nine months of fiscal 2021 versus the same period last year but decreased as a percentage of net sales. The period-over-period increase in SG&A was primarily attributable to increases in distribution costs and incentive compensation costs as a result of higher volume, offset somewhat by a reduction in discretionary spending during the period.  There were also increases in advertising and promotional expense.  Additionally, the company we recently acquired contributed approximately $10.6 million of additional SG&A expense during the current period.

Our SPG segment SG&A was approximately $3.7 million lower during the first nine months of fiscal 2021 versus the comparable prior year period and decreased as a percentage of net sales.  The decrease in SG&A expense is attributable to a reduction in discretionary spending in response to the economic downturn, savings resulting from actions taken during the past year associated with our MAP to Growth, as well as lower year-over-year spending on ERP implementations. Partially offsetting these decreases was approximately $2.2 million of additional SG&A expense contributed by the company we recently acquired.

SG&A expenses in our corporate/other category increased by $17.6 million during the first nine months of fiscal 2021 as compared to last year’s first nine months due mainly to higher incentives related to performance and pension costs, offset somewhat by temporary salary cuts taken in response to the economic downturn.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the nine months ended February 28, 2021 and February 29, 2020, as this activity has a significant impact on our SG&A expense:

	Nine months ended
(in millions)	February 28, 2021	February 29, 2020	Change
Service cost	$38.9	$35.0	$3.9
Interest cost	15.7	19.8	(4.1)
Expected return on plan assets	(29.7)	(31.2)	1.5
Amortization of:
Prior service (credit)	(0.2)	(0.2)	-
Net actuarial losses recognized	24.5	15.9	8.6
Total Net Periodic Pension & Postretirement Benefit Costs	$49.2	$39.3	$9.9

We expect that pension expense will fluctuate on year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict in light of the lingering macroeconomic uncertainties associated with Covid, but which may have a material impact on our consolidated financial results in the future.

As we cannot predict the duration or scope of the Covid pandemic, the future financial impact to SG&A related to any further disruptions associated with Covid could be material.  The disruption caused by the outbreak of Covid may impact our near-term ability to drive further reduction in SG&A as a percentage of sales.  However, this will be offset to some degree by lower variable SG&A, such as reduced travel-related expenses incurred by our associates, due to travel restrictions in place because of the Covid outbreak.

Restructuring Charges

	Nine months ended
(in millions)	February 28, 2021	February 29, 2020
Severance and benefit costs	$5.2	$11.3
Facility closure and other related costs	6.4	6.8
Other restructuring costs	0.7	0.7
Total Restructuring Costs	$12.3	$18.8

For further information and detail about our MAP to Growth plan, see “Restructuring Charges” in Results of Operations – Three Months Ended February 28, 2021, and Note 4, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Nine months ended
(in millions, except percentages)	February 28, 2021	February 29, 2020
Interest expense	$64.0	$78.6
Average interest rate (a)	3.34%	3.88%

(a) The interest rate decrease was a result of lower market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$1.3
Non-acquisition-related average borrowings	(7.3)
Change in average interest rate	(8.6)
Total Change in Interest Expense	$(14.6)

Investment (Income) Expense, Net

	Nine months ended
(in millions)	February 28, 2021	February 29, 2020
Dividend & Interest (Income)	$(4.0)	$(6.8)
(Gains) on marketable securities	(29.7)	(3.6)
Investment (Income) Expense, Net	$(33.7)	$(10.4)

See Note 6, “Investment (Income) Expense, Net” for additional details.

Income Before Income Taxes (“IBT”)

	Nine months ended
(in millions, except percentages)	February 28, 2021	% of net sales	February 29, 2020	% of net sales
CPG Segment	$184.6	12.8%	$139.3	9.9%
PCG Segment	64.7	8.7%	83.6	9.9%
Consumer Segment	263.8	15.8%	123.4	9.3%
SPG Segment	73.4	14.6%	55.0	11.8%
Non-Op Segment	(122.3)	—	(140.4)	—
Consolidated	$464.2		$260.9

Our CPG segment results reflect proactive cost controls, MAP to Growth savings and the favorable leverage of sales volume increases.  Our PCG segment results reflect the impact of the Covid pandemic restrictions, challenges in emerging markets, as well as disruptions in our coatings business caused a series of hurricanes throughout the Gulf region in the U.S.  Our Consumer segment results reflect the large increase in sales and related volume leveraging impact on margins, along with savings from our MAP to Growth.  Our SPG segment results reflect sales increases in our restoration equipment business, as well as our businesses serving the furniture, industrial wood protection products, cleaning and disinfecting, outdoor recreational equipment, food and OEM market, in addition to savings from our MAP to Growth and other cost cutting measures.

Income Tax Rate  The effective income tax rate of 25.2% for the nine months ended February 28, 2021 compares to the effective income tax rate of 24.9% for the nine months ended February 29, 2020. The effective income tax rate for nine months ended February 28, 2021 and February 29, 2020 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses, the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions and an increase in valuation allowances related to foreign net operating losses, partially offset by tax benefits associated with equity compensation. Additionally, during the nine-month period ended February 28, 2021, we recorded a $5.3 million discrete charge for an increase to our deferred income tax liability for withholding taxes on additional unremitted foreign earnings not considered permanently reinvested.

Net Income

	Nine months ended
(in millions, except percentages and per share amounts)	February 28, 2021	% of net sales	February 29, 2020	% of net sales
Net income	$347.1	8.0%	$195.9	4.8%
Net income attributable to RPM International Inc. stockholders	346.5	7.9%	195.1	4.8%
Diluted earnings per share	2.66		1.50

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Fiscal 2021 Compared with Fiscal 2020

Approximately $651.9 million of cash was provided by operating activities during the first nine months of fiscal 2021, compared with $381.2 million of cash provided by operating activities during the same period last year.  The net change in cash from operations includes the change in net income, which increased by $151.2 million during the first nine months of fiscal 2021 versus the same period during fiscal 2020.

The change in accounts receivable during the first nine months of fiscal 2021 provided approximately $101.0 million less cash than during the same period a year ago. This resulted from the timing of sales, which dipped sharply in the fourth quarter of last year, but rebounded sharply in the first nine months of this year.  Days sales outstanding (“DSO”) at February 28, 2021 decreased to 65.6 days from 68.7 days at February 29, 2020. All of our reportable segments achieved decreases in DSO during the current period versus last year.

During the first nine months of fiscal 2021, we spent approximately $15.9 million less cash for inventory compared to our spending during the same period a year ago, which resulted primarily from the timing of purchases by retail customers. Days of inventory outstanding (“DIO”) was approximately 103.1 and 111.3 days at February 28, 2021 and February 29, 2020, respectively.  The decrease in DIO was driven mainly by the SPG, Consumer and CPG segments, as they benefitted from a significant increase in demand as well as our MAP to Growth efforts to improve our manufacturing and operational planning processes.

The change in accounts payable during the first nine months of fiscal 2021 used approximately $102.1 million less cash than during the first nine months of fiscal 2020 due principally to the timing of purchases, but also longer days payables outstanding (“DPO”) which increased by approximately 10.0 days from 89.1 days at February 29, 2020 to 99.1 days at February 28, 2021.  The longer DPO is a direct result of moving toward a center-led procurement process that includes negotiating modified payment terms.  Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

The change in other accrued liabilities during the first nine months of fiscal 2021 used approximately $61.3 million less cash than during the first nine months of fiscal 2020 due principally to the timing of income taxes payable and the increase in customer rebate accruals.  Additionally, certain government entities located where we have operations have enacted various pieces of legislation designed to help businesses weather the economic impact of Covid and ultimately preserve jobs.  Some of this legislation, such as the

Coronavirus Aid, Relief, and Economic Security (CARES) Act in the U.S., enables employers to defer the payment of various types of taxes over varying time horizons.  As of May 31, 2020, we had deferred $17.7 million of such government payments that would have normally been paid during our fourth quarter of fiscal 2020, but which will be paid in future periods.  During the nine months ended February 28, 2021, we deferred an additional $12.1 million of such government payments that would have normally been paid during our fiscal 2021, but which will be paid in future periods. The $12.1 million of deferrals generated during the first nine months of fiscal 2021 is presented net of payments that occurred during fiscal 2021 but which normally would have been paid in prior periods.

As we cannot predict the duration or scope of the Covid pandemic and its impact on our customers and suppliers, the financial impact to our results related to any further disruptions associated with Covid could be material.  We are actively managing the business to maintain cash flow and we have significant liquidity.  We believe that these factors will allow us to meet our anticipated funding requirements.

Investing Activities

For the first nine months of fiscal 2021, cash used for investing activities increased by $53.8 million to $217.9 million as compared to $164.1 million in the prior year period.  This year-over-year increase in cash used for investing activities was mainly driven by $49.3 million in more cash spent on acquisitions as we made a larger acquisition during the first nine months of fiscal 2021 as compared to acquisition activity during the first nine months of fiscal 2020.

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We paid for capital expenditures of $103.2 million and $105.4 million during the first nine months of fiscal 2021 and fiscal 2020, respectively.  We have continued to maintain an elevated level of capital spending in fiscal 2021, in an effort to consolidate ERP systems and our plant footprint, as part of our MAP to Growth.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At February 28, 2021 and May 31, 2020, the fair value of our investments in available-for-sale debt securities and marketable equity securities, which includes captive insurance-related assets, totaled $152.8 million and $114.0 million, respectively.  The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs.

As of February 28, 2021, approximately $219.5 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $199.6 million at May 31, 2020.  Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions.  Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements.  Refer to Note 8, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For the first nine months of fiscal 2021, cash used for financing activities increased by $217.7 million to $439.7 million as compared to $222.0 million in the prior year period.  The overall increase in cash used for financing activities was driven principally by debt-related activities. We received $698.3 million less cash related to new debt compared to the prior year. This is offset by $414.5 million less cash used to paydown existing debt in the first nine months of fiscal 2021 as compared to the prior year.  See below for further details on the significant components of our debt.

The increase in cash used for financing activities generated by debt-related activities was partially offset by a $75.4 million decrease in cash used for the repurchase of common stock during the first nine months of fiscal 2021, as compared to the prior year.  This decrease was a result of the macroeconomic uncertainty caused by the Covid pandemic, which led to the temporary suspension of our stock repurchase program during the fourth quarter of fiscal 2020, which lasted through the second quarter of fiscal 2021.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.43 billion at February 28, 2021, compared with $1.28 billion at May 31, 2020. Significant components of our debt include (refer to “Note G – Borrowings” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 for more comprehensive details):

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

The New Credit Facility contains customary covenants, including but not limited to, limitations on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, make certain investments, or sell or transfer assets. Additionally, we may not permit (i) our consolidated interest coverage ratio to be less than 3.5 to 1.0, or (ii) our leverage ratio (defined as the ratio of total indebtedness, less unencumbered cash and cash equivalents in excess of $50 million, to consolidated EBITDA for the four most recent fiscal quarters) to exceed 3.75 to 1.0. Upon notification to the lenders, however, the maximum permitted leverage ratio can be relaxed to 4.25 to 1.0 for a one-year period in connection with certain material acquisitions. The covenants contained in the New Credit Facility are substantially similar to those contained in our Revolving Credit Facility.  See “Revolving Credit Agreement” below for details on our compliance with all significant financial covenants at February 28, 2021.

Accounts Receivable Securitization Program

As of February 28, 2021, there were no amounts outstanding under our AR Program and a maximum availability of $150.0 million on that date.  The maximum availability under the AR Program is $250.0 million, but availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Program.

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

The Revolving Credit Facility requires us to comply with various customary affirmative and negative covenants, including a leverage covenant (i.e., Net Leverage Ratio) and interest coverage ratio, which are calculated in accordance with the terms as defined by the Revolving Credit Facility.  On April 30, 2020, we amended both our Revolving Credit Facility and the New Credit Facility (see “Term Loan Facility Credit Agreement” section above for further details) to allow the maximum permitted Net Leverage Ratio to be increased from 3.75 to 1.00 to 4.25 to 1 for four consecutive fiscal quarters following notice to the Administrative Agent on or before June 30, 2021 and the payment of a ten basis point fee (“Increased Net Leverage Ratio Period”). Such increase is in addition to any increase requested by us in the maximum permitted Net Leverage Ratio following a Material Acquisition (any acquisition for which the aggregate consideration is $100.0 million or greater).  During an Increased Net Leverage Ratio Period, the Euro-Rate Spread on loans under the Revolving Credit Facility shall be increased to 1.75% and the Base Rate Spread shall be 0.75% until the first day of the month following the Increased Net Leverage Ratio Period; provided, however, if at any time during an Increased Net Leverage

Ratio, all three rating agencies rate us as non-investment grade, the Euro-Rate Spread shall be 2.00% and the Base Rate Spread shall be 1.0% in each case until earlier of the first day of the month after the Increased Net Leverage Ratio or the date on which at least one rating agency rates us as investment grade.  As of February 28, 2021, we have not provided any notice to the Administrative Agent to trigger this provision.

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

As of February 28, 2021, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the Net Leverage Ratio and interest coverage ratio covenants. At that date, our Net Leverage Ratio was 2.13 to 1, while our interest coverage ratio was 11.94 to 1. As of February 28, 2021, we had $1.03 billion of borrowing availability on our Revolving Credit Facility.

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

Stock Repurchase Program

See Note 10, “Stock Repurchase Program” and Note 17, “Subsequent Events” to the Consolidated Financial Statements, for further detail surrounding our stock repurchase program.

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

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2020.  However, refer to the "Gross Profit Margin" paragraphs in the "RESULTS OF OPERATIONS" for the "Three Months Ended February 28, 2021" section above, for additional details on recent inflationary cost pressure encountered by some of our businesses across certain product categories.

ITEM 4.	CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2021 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about repurchases of common stock we made during the third quarter of fiscal 2021:

				Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
December 1, 2020 through December 31, 2020	163	$86.44	-
January 1, 2021 through January 31, 2021	15,487	$86.67	-
February 1, 2021 through February 28, 2021	290,174	$84.87	290,174
Total - Third Quarter	305,824	$84.97	290,174

(1)

All of the 15,650 shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.'s equity and incentive plans.

(2)

The maximum dollar amount that may yet be repurchased under our program was approximately $445.1 million at February 28, 2021.  Refer to Note 10 “Stock Repurchase Program” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2021, has been formatted in Inline XBRL

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPM International Inc.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

By:	/s/ Russell L. Gordon
Russell L. Gordon
Vice President and
Chief Financial Officer

Dated: April 7, 2021