Form 10-K
period 2021-05-31
RPM INTERNATIONAL INC/DE/
filed 2021-07-26
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Stock as reported on the New York Stock Exchange on November 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $11,309,677,876.  For purposes of this information, the 1,601,484 outstanding shares of Common Stock which were owned beneficially as of November 30, 2020 by executive officers and Directors of the Registrant were deemed to be the shares of Common Stock held by affiliates.

As of July 22, 2021, 129,774,039 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 7, 2021 (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2021.

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

BUSINESS

Our subsidiaries manufacture, market and sell various specialty chemical product lines, including high-quality specialty paints, infrastructure rehab and repair products, protective coatings, roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of the industrial, specialty and consumer markets. Our family of products includes those marketed under brand names such as API, Carboline, CAVE, DAP, Day-Glo, Dri-Eaz, Dryvit, Ekspan, Euclid, EUCO, Fibergrate, Fibregrid, Fibrecrete, Flecto, Flowcrete, Gator, Grupo PV, Hummervoll, illbruck, Kemtile, Key Resin, Nudura, Mohawk, Prime Resins, Rust-Oleum, Specialty Polymer Coatings, Stonhard, Strathmore, TCI, Toxement, Tremco, Tuf-Strand, Universal Sealants, Viapol, Watco and Zinsser.  As of May 31, 2021, our subsidiaries marketed products in approximately 160 countries and territories and operated manufacturing facilities in approximately 122 locations in the United States, Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, South Africa, South Korea, Spain, Sweden, Turkey, the United Arab Emirates and the United Kingdom. Approximately 32% of our sales are generated in international markets through a combination of exports to and direct sales in foreign countries. For the fiscal year ended May 31, 2021, we recorded net sales of $6.1 billion.

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

Segment Information

Our business is divided into four reportable segments: the Construction Products Group (“CPG”) reportable segment, Performance Coatings Group (“PCG”) reportable segment, Consumer Group (“Consumer”) reportable segment and Specialty Products Group (“SPG”) reportable segment.  These four reportable segments also represent our operating segments.

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

PCG	Approximately 17%	High-performance flooring solutions, corrosion control and fireproofing coatings, infrastructure repair systems, fiberglass reinforced plastic gratings and drainage systems
Consumer	Approximately 38%

Rust-preventative, special purpose, and decorative paints, caulks, sealants, primers, cement cleaners, floor sealers and woodcare coatings, sandpaper and other abrasives, and other branded consumer products

SPG	Approximately 11%

Industrial cleaners, restoration services equipment, colorants, nail enamels, exterior finishes, edible coatings and specialty glazes for pharmaceutical and food industries, and other specialty original equipment manufacturer (“OEM”) coatings

See Note R, “Segment Information,” to the Consolidated Financial Statements, for financial information relating to our four reportable segments and financial information by geographic area.

CPG Segment

Our CPG segment products and services are sold throughout North America and also account for the majority of our international sales. Our construction product lines and services are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Our CPG segment generated $2.1 billion in net sales for the fiscal year ended May 31, 2021 and includes the following major product lines and brand names:

•

waterproofing, coatings and institutional roofing systems used in building protection, maintenance and weatherproofing applications marketed under our Tremco, AlphaGuard, AlphaGrade, Endure, OneSeal, PowerPly, TremPly, TremLock, Vulkem and TREMproof brand names;

•

in collaboration with RPM sister companies, Fibergrate and Legend Brands, retrofit structural panels, fiberglass reinforced plastic (“FRP”) rooftop safety systems, and Rooftec cleaning and Rooftec drying services;

•	sealants, air barriers, tapes and foams that seal and insulate joints in various construction assemblies and glazing assemblies marketed under our Tremco, Dymonic, ExoAir and Spectrem brand names;
•	new residential home weatherization systems marketed under our TUFF-N-DRI, Watchdog Waterproofing and Enviro-Dri brand names;
•

specialized roofing and building maintenance and related services marketed by our Weatherproofing Technologies subsidiary include building asset management programs, diagnostic services, indoor air quality audits, job site inspections, Tremcare maintenance plans, Plain & Simple and Quality Assurance warranties, and a single-source building envelope warranty;

•	sealing and bonding solutions for windows and doors, facades, interiors and exteriors under our illbruck brand name;
•	subfloor preparation, flooring, waterproofing and in-plant glazing solutions under our Tremco brand name;
•

high-performance resin flooring systems, epoxy floor paint and coatings, concrete repair and protection products and decorative concrete for industrial and commercial applications sold under our Flowcrete and Key Resins brand names;

•	rolled asphalt roofing materials, waterproofing products, and chemical admixtures marketed under our Viapol, Vandex and Betumat brand names;
•

concrete and masonry admixtures, concrete fibers, curing and sealing compounds, structural grouts and mortars, epoxy adhesives, injection resins, polyurethane foams, floor hardeners and toppings, joint fillers, industrial and architectural coatings, decorative color/stains/stamps, and a comprehensive selection of restoration materials marketed under the Euclid, CAVE, Conex, Toxement, Viapol, Dural, EUCO, Eucon, Fiberstrand, Increte Systems, Plastol, Sentinel, Speed Crete, Tuf-Strand, Prime Gel, Prime Bond, Prime Coat, Prime Guard, Prime Rez, Prime Flex and Tremco PUMA Expansion Joint System brand names;

•	solutions for fire stopping and intumescent steel coating under our Firetherm, Nullifire and TREMStop brand names;
•	solutions for the manufacturing industry under our Pactan brand name;
•	highly insulated building cladding materials (exterior insulating and finishing systems, “EIFS”) principally marketed in the U.S., Canada, U.K. and Poland under the Dryvit and NewBrick brand names;
•	insulated concrete form (“ICF”) wall systems and engineered buck framing systems marketed and sold under the Nudura and PreBuck brand names; and
•	joint sealants for commercial construction manufactured and marketed under the Schul brand name.

PCG Segment

Our PCG segment products and services are sold throughout North America, as well as internationally, and are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Our PCG segment generated $1.0 billion in net sales for the fiscal year ended May 31, 2021 and includes the following major product lines and brand names:

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

•

specialty construction products and services for bridge expansion joints, structural bearings, bridge decks, highway markings, protective coatings, trenchless pipe rehabilitation equipment and asphalt and concrete repair products marketed under our Universal Sealants, Pitchmastic PMB, Nufins, Visul, Ekspan, Fibrecrete, Texacrete, Fibrejoint, Samiscreed, Prime Resins, Logiball and Epoplex brand names;

•

fiberglass reinforced plastic gratings and shapes used for industrial platforms, staircases, walkways and raised flooring systems utilizing adjustable polypropylene pedestals marketed under our Fibergrate, Chemgrate, Corgrate, Fibregrid, Safe-T-Span and Bison brand names; and

•	amine curing agents, reactive diluents, specialty epoxy resins and other intermediates under our Arnette Polymers brand name.

Consumer Segment

Our Consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly residential applications, including home improvement and personal leisure activities. Our Consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe, Australia and South America.  Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, residential construction suppliers, paint stores, craft shops and to other customers through distributors. Our Consumer segment generated $2.3 billion in net sales in the fiscal year ended May 31, 2021 and is composed of the following major product lines and brand names:

•

a broad line of coating products to protect and decorate a wide variety of surfaces for the DIY and professional markets which are sold under several brand names, including Rust-Oleum, Stops Rust, American Accents, Painter’s Touch, Universal, SPS, Industrial Choice, Rust-Oleum Automotive, Sierra Performance, Hard Hat, TOR, Mathys, CombiColor, Noxyde, MultiSpec and Tremclad;

•

specialty products targeted to solve problems for the paint contractor and the DIYer for applications that include surface preparation, mold and mildew prevention, wallpaper removal and application, and waterproofing, sold under our Zinsser, B-I-N, Bulls Eye 1-2-3, Cover Stain, DIF, FastPrime, Sealcoat, Jomax, Gardz, Perma-White, Shieldz, Watertite and Okon brand names;

•	a line of woodcare products for interior and exterior applications for the DIY and professional markets that are sold under the Varathane, Watco, Parks and Wolman brand names;
•	cleaners sold under the Krud Kutter, Mean Green, Concrobium, Whink and Jomax brand names;
•	concrete restoration and flooring systems for the DIY and professional floor contractor markets sold under the Epoxy Shield, Rock Solid, Seal Krete and Concrete Saver brand names;
•	metallic and faux finish coatings marketed under our Modern Masters brand name;
•	tile and stone sealants and cleaners under our Miracle Sealants brand name;
•

a broad line of finishing products for the DIY and professional markets including abrasives for hand and power sanding, cutting, grinding and surface refinishing marketed under the Gator, Finish 1st and Zip Sander brand names;

•	an assortment of other products, including hobby paints and cements marketed under our Testors brand name; and
•

a complete line of caulks, sealants, adhesives, insulating foam, spackling, glazing, and other general patch and repair products for home construction, repair and remodeling marketed through a wide assortment of DAP branded products, including, but not limited to, ‘33’, ‘53’, ‘1012’, 4000, 7000, Alex, Alex Fast Dry, Alex Plus, Alex Ultra, Alex Flex, Barrier Foam, Beats The Nail, Blend-Stick, Blockade, Butyl-Flex, Caulk-Be-Gone, Crack Shot, Custom-Patch, DAP 3.0, DAP CAP, DAPtex, Draftstop, DryDex, Dynaflex 230, Dynaflex Ultra, Dynagrip, Elastopatch, Extreme Stretch, Fast ‘N Final, FastPatch, Kwik Foam, Kwik Seal, Kwik Seal Plus, Kwik Seal Ultra, Mono, Mouse Shield, Patch Stick, Patch-N-Paint, Plastic Wood, Platinum Patch, Presto Patch, Quick Plug, Rapid Fuse, Rely-On, Seal ‘N Peel, SIDE Winder, Silicone Plus, Silicone Max, Simple Seal, SMARTBOND, Storm Bond, StrongStik, Tank Bond, Touch’N Foam, Touch’N Seal, Ultra Clear, Weldwood and Phenoseal, which is a brand of Gloucester Co., Inc., which is a subsidiary of DAP Products Inc.

SPG Segment

Our SPG segment products are sold throughout North America and many international locations, primarily in Europe.  Our SPG product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The SPG segment generated $0.7 billion in net sales for the fiscal year ended May 31, 2021 and includes the following major product lines and brand names:

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

Foreign Operations

For the fiscal year ended May 31, 2021, our foreign operations accounted for approximately 31.9% of our total net sales, excluding any direct exports from the United States. Our direct exports from the United States were approximately 1.1% of our total net sales for the fiscal year ended May 31, 2021. In addition, we receive license fees and royalty income from numerous international license agreements, and we also have several joint ventures, which are accounted for under the equity method, operating in various foreign countries. We have manufacturing facilities in Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, South Africa, South Korea, Spain, Sweden, Turkey, the United Arab Emirates and the United Kingdom. We also have sales offices or warehouse facilities in Costa Rica, the Czech Republic, the Dominican Republic, Ecuador, Finland, Guatemala, Hong Kong, Indonesia, Ireland, Kuwait, Namibia, Oman, Panama, Peru, Philippines, Puerto Rico, Qatar, Singapore, Slovakia, Switzerland, Thailand and Vietnam. Information concerning our foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

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

Construction Products

Flooring Systems Products.  Polymer flooring systems are used in industrial, commercial and, to a lesser extent, residential applications to provide a smooth, seamless surface that is impervious to penetration by water and other substances while being easy to clean and maintain. These systems are particularly well-suited for clean environments such as pharmaceutical, food and beverage and healthcare facilities. In addition, the fast installation time and long-term durability of these systems and products make them ideal for industrial floor repair and restoration. Polymer flooring systems are based on epoxy, polyurethane and methylmethacrylate resins. Most of these flooring systems are applied during new construction, but there is also a significant repair and renovation market. Key performance attributes in polymer flooring systems that distinguish competitors for these applications include static control, chemical resistance, contamination control, durability and aesthetics. We market our flooring systems under the Stonhard, Flowcrete, Key Resin, Euclid, Expanko, Liquid Elements, Hummervoll, Kemtile and API brand names.

Fiberglass Reinforced Plastic (“FRP”) Grating and Structural Composites.  FRP grating and railings are used primarily in industrial and, to a lesser extent, commercial applications. FRP exhibits many specialized features, which make it a beneficial alternative to traditional steel or aluminum. These include a high strength-to-weight ratio, high corrosion resistance, electrical and thermal non-conductivity, and molded-in color, which eliminates the need for repainting. FRP is used for rooftop safety, platforms, walkways and stairs for a variety of applications, including those in the food and beverage, chemical processing, water-wastewater, pulp and paper, commercial roofing, commercial sealants and waterproofing, and offshore oil and gas industries. Structural composites include high-density polypropylene pedestal systems for raised flooring applications in outdoor environments.  Key attributes that differentiate competitors in these markets include product quality, depth of product line, and design-and-fabrication services. Our products for these applications are sold under our Fibergrate, Chemgrate, Corgrate, Fibregrid, Safe-T-Span and Bison brand names.

Sealants, Waterproofing, Concrete and Masonry Products.  Sealants, which are used primarily for commercial buildings, include urethane, silicone, latex, butyl and hybrid technology products, and are designed to be installed in construction joints for the purpose of providing a flexible and air and water-tight seal. Waterproof coatings, usually urethane or asphalt based, are installed in exposed and buried applications to waterproof and protect concrete. Structural and traffic tolerant membranes, expansion joints and bearings are used in a variety of applications for bridge deck construction and restoration and the protection and preservation of balconies, pedestrian walkways and parking structures.  In the concrete and masonry additives market, a variety of chemicals and fibers can be added to concrete and masonry to improve the processability, performance, or appearance of these products. Chemical admixtures for concrete are typically grouped according to their functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. Curing and sealing compounds, structural grouts, epoxy adhesives, injection resins, floor hardeners and toppings, joint fillers, industrial and architectural coatings, decorative color/stains/stamps, and a comprehensive selection of restoration materials are used to protect, repair or improve new or existing concrete structures used in the construction industry, and rehabilitation and repair of roads, highways, bridges, pipes and other infrastructure. The key attributes that differentiate competitors for these applications include quality assurance, on-the-job consultation and value-added, highly engineered products. We primarily offer products marketed under our Tremco, EUCO, Toxement, Viapol, Betumat, CAVE, Vandex, illbruck, Tamms, AlphaGuard, OneSeal, PowerPly, TremPly, TremLock, Vulkem, TREMproof, Dymonic, Increte, TUFF-N-DRI, Universal Sealants, Nufins, Pitchmastic PMB, Visul, Fibrecrete, Texacrete, Fibrejoint, Samiscreed, Prime Rez, Prime Gel, Prime Guard, Prime Coat, Prime Bond, Prime Flex, Logiball, Watchdog Waterproofing, PSI, Tuf-Strand, Ekspan, Sealtite and HydroStop brand names for this line of business.

Building Envelope Systems and Services. Tremco Construction Products Group represents the combined forces of Tremco Incorporated’s Commercial Sealants & Waterproofing, including integrated building technologies, such as ICF under Nudura brand, Roofing & Building Maintenance, and Tremco Barrier Solutions operating divisions; Dryvit Systems, Inc.; Willseal; Weatherproofing Technologies, Inc. and Weatherproofing Technologies Canada. Tremco CPG’s six-sided solutions deliver demonstrable performance at the lowest possible life-cycle cost, and stop leaks before they happen through ongoing maintenance programs.  As the single source for new construction, renovation, and restoration, customers gain the peace of mind that comes with industry-leading warranties – all from one provider.  True partnerships that extend beyond Tremco CPG are found within RPM groups, including PCG, Consumer and SPG to deliver long-term building performance.

Intellectual Property

Our intellectual property portfolios include valuable patents, trade secrets and know-how, domain names, trademarks, trade and brand names. In addition, through our subsidiaries, we continue to conduct significant research and technology development activities. Among our most significant intangibles are our Rust-Oleum®, Carboline®, DAP®, illbruck® and Tremco® trademarks.

Rust-Oleum Corporation and some of our other subsidiaries own more than 860 trademark registrations or applications in the United States and numerous other countries for the trademark “Rust-Oleum®” and other trademarks covering a variety of rust-preventative, decorative, general purpose, specialty, industrial and professional products sold by Rust-Oleum Corporation and related companies.

Carboline Company and some of our other subsidiaries own more than 400 trademark registrations or applications in the United States and numerous other countries covering the products sold by the Carboline Company and related companies, including two United States trademark registrations for the trademark “Carboline®”.

DAP Products, Inc. and other subsidiaries of the Company own more than 420 trademark registrations or applications in the United States and numerous other countries for the “DAP®” trademark, the “Putty Knife design” trademark and other trademarks covering products sold under the DAP brand and related brands.

Tremco Incorporated and some of our other subsidiaries own more than 85 registrations for the trademark “Tremco®” in the United States and numerous countries covering a variety of roofing, sealants and coating products. There are also many other trademarks of Tremco Incorporated and some of our other subsidiaries that are the subject of registrations or applications in the United States and numerous other countries, bringing the total number of registrations and applications covering products sold under the Tremco brand and related brands to more than 950.

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

Throughout fiscal 2021, several macroeconomic factors have created inflationary pressure on certain key product categories, and these increased costs were reflected in our results for the fourth quarter of fiscal 2021 and we expect that these increased costs will be more significant during fiscal 2022.  We plan to offset these increased costs with commensurate increases in selling prices.  Furthermore, we have received “force majeure” notifications from many of our major chemical suppliers, which may impact our ability to timely meet customer demand in certain of our businesses and across certain product categories.

The macroeconomic factors identified above include, but are not limited to, the following:  (i) supplier refineries operating less due to low gasoline and jet fuel demand; (ii) significant weather events which have disrupted our supply chain, such as the historic winter storm in February 2021, which impacted significant portions of the United States; (iii) intermittent supplier plant shutdowns as a result of the Covid pandemic; (iv) significant worldwide demand during the Covid pandemic for key items such as packaging, solvents, and chemicals used in cleaning products; (v) availability of transportation and fluctuating costs to transport products; and (vi) high global demand as markets reopen and economic stimulus drives growth.  Adequate supply of critical raw materials is managed by establishing contracts, procuring from multiple sources, and identifying alternative materials or technology; however, the unavailability of raw materials or increased prices of raw materials that we are unable to pass along to our customers could have a material adverse effect on our business, financial condition or results of operations.

Additionally, changes in international trade duties and other aspects of international trade policy, both in the United States and abroad, could materially impact the cost and availability of raw materials.  Any increase in material costs that are not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations or cash flows.

Seasonal Factors

Our business is dependent, to a significant extent, on external weather factors. We historically experience stronger sales and operating results in our first, second and fourth fiscal quarters, which are the three-month periods ending August 31, November 30 and May 31, respectively, while we have experienced weaker performance in our third fiscal quarter.

Customers

Sales to our ten largest Consumer segment customers, such as DIY home centers, on a combined basis represented approximately 24%, 23%, and 23% of our total net sales for each of the fiscal years ended May 31, 2021, 2020 and 2019, respectively. Except for sales to these customers, our business is not dependent upon any one customer or small group of customers but is largely dispersed over a substantial number of customers.

Research and Development

Our research and development work is performed at various laboratory locations. During fiscal years 2021, 2020 and 2019, approximately $77.6 million, $76.5 million and $71.6 million, respectively, was charged to expense for research and development activities. In addition to this laboratory work, we view our field technical service as being integral to the success of our research activities. Our research and development activities and our field technical service costs are both included as part of our selling, general and administrative expenses.

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

For information regarding environmental accruals, see Note P, “Contingencies and Accrued Losses,” to the Consolidated Financial Statements.  For more information concerning certain environmental matters affecting us, see “Item 3 — Legal Proceedings — Environmental Proceedings” in this Annual Report on Form 10-K.

Human Capital

At RPM, we understand that our company is only as strong as the team behind it. With the consistent support and dedication of leadership at all levels, we foster an environment that supports our associates as individuals and helps them thrive. Incorporating sustainable best practices in professional development, benefits, health and safety, and community involvement ensures that we can continue to hire the best associates and retain them throughout the course of their careers.

Talent Development

It is critical to our long-term success to develop our internal talent.   Our Global Organizational Leadership Development (“GOLD”) Team is charged with creating a leadership-led learning culture across RPM.  The GOLD Team has developed several training programs to support development which include Leaders of the Future, RPM University, Strategic Leader Staff Rides, and partnering with the Center for Creative Leadership.  Since the inception of these programs the Company has seen many participants advance their careers, and the retention of participants has been greater than 90%.

Benefits

Our leadership has long understood that to attract and retain top talent, and to share the benefits of a successful business, we must maintain a premium benefits program for its associates. For U.S. associates, we offer an attractive benefits package, including defined benefit pension plans, medical, telehealth, tuition reimbursement and an employer-matched 401(k).  We also offer an Employee Assistance Program (“EAP”) which focuses on behavioral health and also provides resources for financial and legal matters.   Mental health support has been key to employees during the Covid pandemic.  Employees can get this support through the EAP as well as through telehealth and we have seen an increase in the use of such services.

Similar ancillary benefits are offered to our Canadian associates, and employees of our other foreign subsidiaries receive benefits coverage, to the extent deemed appropriate, through plans that meet local requirements.

Diversity & Inclusion

At RPM, we have built our workforce, in part, through our commitment to create a diverse and inclusive culture. While there are many examples in our corporate practices, policies, and internal and external programs, we are particularly proud of our Tremco/WTI partnership with the Department of Corrections.  This program provides roof training to designated inmates while still incarcerated.  Upon release, WTI guarantees employment opportunities to qualified participants within a pay range of $16 to $23 per hour, plus benefits, depending on roof competency.

Health & Safety

We follow many best practices to ensure our associates come to work feeling empowered to safely do their jobs.   As part of our environmental management system, we continuously educate and train to institutionalize our health and safety values, set and monitor health and safety objectives, conduct regular risk assessments and process hazard and root cause analysis, and actively enforce accident prevention and reporting policies.

Employees

As of May 31, 2021, we employed 15,490 persons, of whom approximately 648 were represented by unions under contracts which expire at varying times in the future.  We believe that all relations with employees and their unions are good.

Item 1A.  Risk Factors.

You should carefully consider the following risks, as well as the other information contained in this Annual Report on Form 10-K, in evaluating us, our business and your investment in us because these factors could cause our actual results or financial condition to differ materially from those projected in our forward-looking statements.

ECONOMIC AND STRATEGIC RISKS

The Covid pandemic has disrupted our operations, has had and continues to have an adverse effect on our business, and could adversely affect our business in the future.

The Covid pandemic has had and continues to have a negative effect on our business, results of operations, cash flows and financial condition.  The Covid pandemic has disrupted our operations and will likely continue to affect our business for an indeterminable period of time because of its continuing impact on the global economy, including its effects on transportation networks, raw material availability, product production efforts and customer demand for our products.  Our ability to predict and respond to future changes resulting from the Covid pandemic, is uncertain.  The Covid pandemic has resulted in increased stress to our operations that could increase our risk of plant or equipment availability issues that, if one were to occur, could be material.   Even after the Covid pandemic subsides, there may be long-term effects on our business practices and customers in economies in which we operate that could severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition.  As we cannot predict the duration, scope or severity of the Covid pandemic, the negative financial impact to our results cannot be reasonably estimated, but could be material.

Our operations have been and could continue to be adversely affected by global market and economic conditions in ways we may not be able to predict or control.

Global and regional economic uncertainty continues to exist, including uncertainty relating to the Covid pandemic. Our operations could be adversely affected by global or regional economic conditions if markets were to decline in the future, whether related to the Covid pandemic, higher inflation or interest rates, recession, natural disasters, impacts of climate change, Brexit, business disruptions, our ability to adequately staff operations or otherwise.   Any future economic declines may result in decreased revenue, gross margins, earnings or growth rates or difficulty in managing inventory levels or collecting customer receivables. We also have experienced, and expect to continue to experience, increased competitive pricing pressure and raw material inflation and availability issues resulting in difficulties meeting customer demand. In addition, customer difficulties in the future could result from economic declines, the Covid pandemic, the cyclical nature of their respective businesses, such as in the oil and gas industry, or otherwise and, in turn, result in decreases in product demand, increases in bad debt write-offs, decreases in timely collection of accounts receivable and adjustments to our allowance for credit losses, resulting in material reductions to our revenues and net earnings.

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

Terrorist activities and other acts of violence or war, pandemics, natural disasters and other disruptions have negatively impacted in the past and could negatively impact in the future the United States and foreign countries, the financial markets, the industries in which we compete, our operations and profitability.

Terrorist activities, pandemics, natural disasters and other disruptions have contributed to economic instability in the United States and elsewhere, and acts of terrorism, cyber-terrorism or violence, war or pandemics or natural disasters could affect the industries in which we compete, our ability to purchase raw materials or make, adequately staff our operations or sell or distribute products, which could have a material adverse impact on our financial condition and results of operations.

Adverse weather conditions may reduce the demand for some of our products and could have a negative effect on our sales.

From time to time, adverse weather conditions or the impacts of climate change and natural disasters have had an adverse effect on our sales of paint, coatings, roofing, construction products and related products. For example, unusually cold or rainy weather, especially during the general construction and exterior painting season, could have an adverse effect on sales of such products. As a result, we have historically experienced weaker sales and net income in our third fiscal quarter (December through February) in comparison to our performance during our other fiscal quarters.

Significant foreign currency exchange rate fluctuations may harm our financial results.

We conduct business in various regions throughout the world and are therefore subject to market risk due to changes in the exchange rates of foreign currencies in relation to the U.S. dollar.  Because our consolidated financial statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business could materially adversely affect our net revenues, operating income and the carrying values of our assets located outside the United States.  For example, Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business.  Such strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results.

FINANCIAL RISKS

The use of accounting estimates involves judgment and could impact our financial results.

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Our most critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.”  Additionally, as discussed in Note P, “Contingencies and Accrued Losses,” of the Notes to Consolidated Financial Statements, we make certain estimates, including decisions related to legal proceedings and various loss reserves.  These estimates and assumptions involve the use of judgment, and therefore, actual financial results may differ.

The results of our annual testing and as-required interim testing of goodwill and other intangible assets have required, and in the future may require that we record impairment charges.

As of May 31, 2021, we had approximately $2.0 billion in goodwill and other intangible assets. The Accounting Standards Codification (“ASC”) section 350 requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise, using either a qualitative assessment or a fair-value approach at the reporting unit level. We perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, as of the first day of our fourth fiscal quarter. The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, which is a subjective process that considers both internal and external factors. Impairment assessment requires the use of significant judgment regarding estimates and assumptions surrounding future results of operations and cash flows.

Our required annual impairment testing for goodwill and indefinite-lived intangible assets, which we performed during the fourth quarters of the fiscal years ended May 31, 2021, 2020 and 2019 did not result in an impairment charge. For discussion of the approach for, and results of, our interim and annual impairment testing for goodwill and indefinite lived intangible assets for all periods presented, please refer to the headings entitled “Goodwill” and “Other Long-Lived Assets” within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Critical Accounting Policies and Estimates” sections located in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” as well as Note A(11) Goodwill and Other Intangible Assets and Note C – Goodwill and Other Intangible Assets to our consolidated financial statements as presented below.

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

Our total debt was approximately $2.4 and $2.5 billion at May 31, 2021 and 2020, respectively, which compares with $1.7 billion in stockholders’ equity at May 31, 2021. Our level of indebtedness could have important consequences.  For example, it could:

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

OPERATIONAL RISKS

Ongoing operating improvement initiatives could cause us to incur significant expenses and impact the trading value of our common stock.

On May 31, 2021, we formally concluded our MAP to Growth operating improvement program, which resulted in significant changes in our organizational and operational structure impacting most of our companies.  While MAP to Growth has formally concluded, we may take additional actions during future periods in furtherance of these objectives.  We may incur further expenses as a result of these actions, and we also may experience disruptions in our operations, decreased productivity and unanticipated employee turnover.  The occurrence of any of these or other related events associated with our operating improvement initiatives could adversely affect our operating results and financial condition.

Fluctuations in the supply and prices of raw materials may negatively impact our financial results.

The cost and availability of raw materials, including packaging, materially impact our financial results.  We obtain raw materials from a number of suppliers.  Many of our raw materials are petroleum-based derivatives, minerals and metals.  The cost of raw materials has in the past experienced, and likely will continue to experience, periods of volatility which could increase the cost of manufacturing our products.  Under normal market conditions, raw materials are generally available on the open market from a variety of sources; however, our suppliers may be impacted by social and environmental regulations and expectations, including regulations related to climate change, adverse weather conditions, pandemics, trade policy, energy availability or civil unrest, resulting in shortages.  Interruptions in the supply of raw materials or sources of energy could have a significant impact on our ability or cost to produce products.

Adequate supply of raw materials is managed by establishing contracts, procuring from multiple sources, and identifying alternative materials or technology; however, the unavailability of raw materials or increased prices of raw materials that we are unable to pass along to our customers could have a material adverse effect on our business, financial condition or results of operations.

Additionally, changes in international trade duties and other aspects of international trade policy, both in the United States and abroad, could materially impact the cost of raw materials.  Any increase in materials that is not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations or cash flows.

The markets in which we operate are highly competitive and some of our competitors are much larger than we are and may have greater financial resources than we do.

The markets in which we operate are fragmented, and we do not face competition from any one company across all of our product lines. However, any significant increase in competition, as a result of the consolidation of competitors, may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced gross profit margins. Increased competition may also impair our ability to grow or to maintain our current levels of revenues and earnings. Companies that compete in our markets include Akzo Nobel, Axalta Coating Systems Ltd., Carlisle Companies Inc., GCP Applied Technologies, H.B. Fuller, Masco Corporation, PPG Industries, Inc., The Sherwin-Williams Company and Sika AG. Several of these companies are much larger than we are and may have greater financial resources than we do. Increased competition with these or other companies could prevent the institution of price increases or could require price reductions or increased spending to maintain our market share, any of which could adversely affect our results of operations.

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

Some of our operating companies, particularly in the Consumer segment, face a substantial amount of customer concentration. Our key Consumer segment customers include Ace Hardware, Amazon, Canadian Tire, Do It Best, The Home Depot, Inc., Lowe’s, Menards, Orgill, True Value, and Wal-Mart. Within our Consumer segment, sales to these customers accounted for approximately 65%, 64% and 66% of net sales for the fiscal years ended May 31, 2021, 2020 and 2019, respectively.  On a consolidated basis, sales to these customers across all of our reportable segments accounted for approximately 24%, 23% and 23% of our consolidated net sales for the fiscal years ended May 31, 2021, 2020 and 2019, respectively.  Sales to The Home Depot, Inc. represented less than 10% of our consolidated net sales for fiscal 2021, 2020, and 2019, and 26% of our Consumer segment net sales for both fiscal 2021 and fiscal 2020 and 29% of our Consumer segment net sales for fiscal 2019.  If we were to lose one or more of our key customers, or experience a delay or cancellation of a significant order, or incur a significant decrease in the level of purchases from any of our key customers, or experience difficulty in collecting amounts due from a key customer, our net revenues could decline materially and our operating results could be reduced materially.

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

Our foreign manufacturing operations accounted for approximately 31.9% of our net sales for the fiscal year ended May 31, 2021, not including exports directly from the United States which accounted for approximately 1.1% of our net sales for fiscal 2021. We plan to continue to grow our international operations and the growth and maintenance of such operations could be adversely affected by Brexit, the Covid pandemic or other public health crises, changes in social, political and economic conditions, inflation rates, trade protection measures, restrictions on foreign investments and repatriation of earnings, changing intellectual property rights, difficulties in staffing and managing foreign operations and changes in regulatory requirements that restrict the sales of our products or increase our costs. Our ability to effectively manage our foreign operations may pose significant risks that could adversely affect our results of operations, cash flow, liquidity or financial condition.

Data privacy and data security considerations could impact our business.

The interpretation and application of data protection laws, rules and regulations in the United States, Europe and elsewhere applicable to our business (collectively, the “Data Protection Laws”) are uncertain and evolving. It is possible that the Data Protection Laws may be interpreted and applied in a manner that is inconsistent with our data practices.  Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.  Further, although we have implemented internal controls and procedures designed to ensure compliance with the Data Protection Laws, there can be no assurance that our controls and procedures will enable us to be fully compliant with all Data Protection Laws.

Despite our efforts to protect personal, sensitive and confidential information, comply with the Data Protection Laws and implement data security measures, we may be vulnerable to security breaches, cyber-attacks and other data loss, and, in fact, we have experienced data security incidents that have impacted our operations, but have not had a material impact on our financial results.  These risks may be increased as a result of the Covid pandemic. In addition, it is not possible to predict the impact on our business of the future loss, alteration or misappropriation of information related to us, our employees, former employees, customers, suppliers or others. This could lead to negative publicity, legal claims, theft, modification or destruction of proprietary information or key information, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions, data breach claims and other significant costs, which could adversely affect our reputation, financial condition and results of operations.

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

Similarly, the reputations of our branded products depend on numerous factors, including the successful advertising and marketing of our brand names, consumer acceptance, continued trademark validity, the availability of similar products from our competitors, and our ability to maintain product quality, technological advantages and claims of superior performance. A loss of a brand or in the actual or perceived value of our brands could limit or reduce the demand for our products and could negatively impact our business and financial condition.

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

LEGAL AND REGULATORY RISKS

The coatings, chemical and construction products industries in which we operate expose us to inherent risks of legal and warranty claims and other litigation-related costs, which could adversely impact our business.

As a participant in the coatings, chemical and construction products industries, we face an inherent risk of legal claims in the event that the exposure to or failure, use or misuse of our products results, or is alleged to result, in bodily injury and/or property damage. In the course of our business, we are subject to a variety of inquiries and investigations by regulators, as well as claims and lawsuits by private parties including those related to product liability, product claims regarding asbestos or other chemicals or materials of concern in our products, warranties, the environment, contracts, service contracts, intellectual property and commercial matters, which due to their uncertain nature may result in losses, some of which may be material.  We are defending claims and class action lawsuits, and could be subject to future claims and lawsuits, in which significant financial damages are alleged.  These matters could consume material financial resources to defend and be a distraction to management.  Some, but not all, of such matters are insured.  We offer warranties on many of our products, as well as long term warranty programs at certain of our businesses and, as a result, from time to time we may experience higher levels of warranty expense, which is typically reflected in selling, general and administrative expenses. The nature and extent to which we use hazardous or flammable materials in our manufacturing processes creates risk of damage to persons and property that, if realized, could be material.

Compliance with environmental, health and safety laws and regulations could subject us to unforeseen future expenditures or liabilities, which could have a material adverse effect on our business.

We are subject to numerous, complicated and often increasingly stringent environmental, health and safety laws and regulations, including those developed in response to climate change, in the jurisdictions where we conduct business and sell our products. Governmental and regulatory authorities impose various laws and regulations on us that relate to environmental protection, the use, sale, transportation, import and export of certain chemicals or hazardous materials, and various health and safety matters, including the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes, the use of certain chemicals in product formulations, and the investigation and remediation of soil and groundwater affected by hazardous substances and those related to climate change. These laws and regulations include the Clean Air Act, the Clean Water Act, RCRA, CERCLA, TSCA, DSL, REACH and many other federal, state, provincial, local and international statutes. These laws and regulations often impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, not addressing our, or our predecessors’ past or present facilities and third-party disposal sites. We are currently undertaking remedial activities at a number of our properties and could be subject to future liability as yet unknown, but that could be material.

We have not always been and may not always be in full compliance with all environmental, health and safety laws and regulations in every jurisdiction in which we conduct our business. In addition, if we violate or fail to comply with environmental, health and safety laws (including related to permitting), we could be fined or otherwise sanctioned by regulators, including enjoining or curtailing operations, remedial or corrective measures, installing pollution control equipment, or other actions. We have been and also could in the future be liable for consequences arising out of human exposure to hazardous substances or chemicals of concern relating to our products or operations. Accordingly, we cannot guarantee that we will not be required to make additional expenditures to remain in or to achieve compliance with environmental, health or safety laws or changes in stakeholder preferences or expectations in the future or that any such additional expenditures will not have a material adverse effect on our business, financial condition, results of operations or cash flows. If regulatory permits or registrations are delayed, restricted, or rejected, subsequent operations at our businesses could be delayed or restricted, which could have an adverse effect on our results of operations.

Our businesses are subject to varying domestic and foreign laws and regulations that may restrict or adversely impact our ability to conduct our business.

Our businesses are subject to varying domestic and foreign laws and regulations that may restrict or adversely impact our ability to conduct our business.  These include securities, environmental, health, safety, tax, competition and anti-trust, insurance, service contract and warranty, trade controls, data security, anti-corruption, anti-money laundering, employment and privacy laws and regulations.  These laws and regulations change from time to time and thus may result in increased risk and costs to us related to our compliance therewith.  From time to time regulators review our compliance with applicable laws. We have not always been, and may not always be, in full compliance with all laws and regulations applicable to our business and, thus enforcement actions, fines and private litigation claims and damages, which could be material, may occur, notwithstanding our belief that we have in place appropriate risk management and compliance programs to mitigate these risks.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws of other countries, as well as trade sanctions administered by the office of Foreign Assets Control and the Department of Commerce.

The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws of other countries generally prohibit companies and their intermediaries from making improper payments to governmental officials or others for the purpose of obtaining or retaining business or for other unfair advantage. Our policies mandate compliance with anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices.

We are required to comply with U.S. regulations on trade sanctions and embargoes administered by the U.S. Department of the Treasury, Office of Foreign Assets Control, the Commerce Department and similar multi-national bodies and governmental agencies worldwide, which are complex and often changing.  A violation thereof could subject us to regulatory enforcement actions, including a loss of export privileges and significant civil and criminal penalties and fines.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties.

Our corporate headquarters and a plant and offices for one subsidiary are located on approximately 172 acres, which we own in Medina, Ohio. As of May 31, 2021, our operations occupied a total of approximately 19.0 million square feet, with the majority, approximately 15.0 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 19.0 million square feet occupied, approximately 9.3 million square feet are owned and approximately 9.7 million square feet are occupied under operating leases.

Set forth below is a description, as of May 31, 2021, of our principal facilities which we believe are material to our operations:

		Approximate
		Square Feet Of	Leased or
Location	Business/Segment	Floor Space	Owned
Hertogenbosch, Netherlands	Rust-Oleum (Consumer)	512,792	Owned
Toronto, Ontario, Canada	Tremco (CPG)	420,506	Owned
Cacapava, Brazil	Euclid (CPG)	383,776	Owned
Pleasant Prairie, Wisconsin	Rust-Oleum (Consumer)	261,000	Owned
Fairborn, Ohio	Rust-Oleum (Consumer)	258,886	Owned
Cleveland, Ohio	Day-Glo (SPG)	224,624	Owned
LaFayette, Georgia	Euclid (CPG)	201,109	Owned
Dayton, Nevada	Carboline (PCG)	184,833	Owned
Cherry Hill, New Jersey	Stonhard (PCG)	181,680	Owned
Cleveland, Ohio	Euclid (CPG)	180,378	Owned
Zelem, Belgium	Rust-Oleum (Consumer)	172,136	Owned
Cleveland, Ohio	Tremco (CPG)	160,300	Owned
Bodenwoehr, Germany	illbruck (CPG)	156,184	Owned
Vallirana, Spain	Carboline (PCG)	155,743	Owned
Coaldale, Alberta, Canada	Dryvit (CPG)	150,705	Owned
Lierstranda, Norway	Carboline (PCG)	145,958	Owned
Baltimore, Maryland	DAP (Consumer)	144,200	Owned
Hagerstown, Maryland	Rust-Oleum (Consumer)	143,000	Owned
Tipp City, Ohio	DAP (Consumer)	140,000	Owned
Arkel, Netherlands	illbruck (CPG)	138,542	Owned
El Marques, Mexico	Fibergrate (PCG)	136,950	Owned
Attleboro, Massachusetts	Rust-Oleum (Consumer)	133,650	Owned
Hudson, North Carolina	Wood Finishes Group (SPG)	132,300	Owned
Ellaville, Georgia	TCI (SPG)	129,600	Owned
Lake Charles, Louisiana	Carboline (PCG)	114,287	Owned
Johannesburg, South Africa	Stonhard (PCG)	112,956	Owned
Birtley, United Kingdom	Rust-Oleum (Consumer)	112,354	Owned
Lesage, West Virginia	Rust-Oleum (Consumer)	112,000	Owned
Somerset, New Jersey	Rust-Oleum (Consumer)	110,000	Owned
Bogota, Colombia	Euclid (CPG)	106,824	Owned
Wigan, Lancashire, United Kingdom	illbruck (CPG)	106,020	Owned
Richmond, Missouri	Stonhard (PCG)	100,411	Owned
Maple Shade, New Jersey	Stonhard (PCG)	80,606	Owned
Kirkland, Illinois	Euclid (CPG)	78,825	Owned
Dallas, Texas	DAP (Consumer)	74,000	Owned
Medina, Ohio	Tremco (CPG)	72,300	Owned
Cleveland, Ohio	Tremco (CPG)	65,810	Owned
Woodlake, California	Dryvit (CPG)	41,475	Owned
Columbus, Georgia	Dryvit (CPG)	40,600	Owned
Sand Springs, Oklahoma	Dryvit (CPG)	36,998	Owned
Twistringen, Germany	Alteco (CPG)	32,873	Owned
Fort Wayne, Indiana	Stonhard (PCG)	26,700	Owned
Tultitlan, Mexico	Euclid (CPG)	22,712	Owned
Martinsburg, West Virginia	Rust-Oleum (Consumer)	921,712	Leased
Kenosha, Wisconsin	Rust-Oleum (Consumer)	850,243	Leased
Cleveland, Ohio	Tremco (CPG)	498,684	Leased
Fairborn, Ohio	Rust-Oleum (Consumer)	340,292	Leased
Granby, Quebec, Canada	Dryvit (CPG)	319,562	Leased
Riverside, California	Rust-Oleum (Consumer)	309,535	Leased
Vaughan, Ontario, Canada	Rust-Oleum (Consumer)	272,767	Leased
Baltimore, Maryland	DAP (Consumer)	244,495	Leased
Columbus, Georgia	Dryvit (CPG)	146,128	Leased
Elgin, Illinois	Profile Foods (SPG)	135,490	Leased
Gateshead, Tyne, United Kingdom	Rust-Oleum (Consumer)	135,000	Leased
Garland, Texas	DAP (Consumer)	130,900	Leased
North Kingstown, Rhode Island	Dryvit (CPG)	120,000	Leased
Burlington, Washington	Legend Brands (SPG)	113,875	Leased
Lake Charles, Louisiana	Carboline (PCG)	100,035	Leased
Denver, Colorado	Fibergrate (PCG)	98,140	Leased
Leicester, Leicestershire, United Kingdom	Tremco (CPG)	95,978	Leased
Louisa, Virginia	Carboline (PCG)	60,000	Leased

We lease certain of our properties under long-term leases. Some of these leases provide for increased rent based on an increase in the cost-of-living index. For information concerning our rental obligations, see Note M, “Leases” to the Consolidated Financial Statements. Under many of our leases, we are obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.

We believe that our manufacturing plants and office facilities are well maintained and suitable for our operations.

Item 3.  Legal Proceedings.

SEC Investigation and Enforcement Action

Refer to Note P, “Contingencies and Accrued Losses,” to the Consolidated Financial Statements, for further discussion and our evaluation of the above titled matter.

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

As permitted by Final Rule Release No. 33-10825, “Modernization of Regulation S-K Items 101, 103, and 105,” and given the size of our operations, we have elected to adopt a quantitative disclosure threshold for environmental proceedings of $1 million. As of the date of this filing, we are not aware of any matters that exceed this threshold and meet the definition for disclosure.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table presents information about repurchases of RPM International Inc. Common Stock made by us during the fourth quarter of fiscal 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (2)
March 1, 2021 through March 31, 2021	303,887	$83.35	303,887	—
April 1, 2021 through April 30, 2021	51,704	$94.28	—	—
May 1, 2021 through May 31, 2021	9,256	$93.53	—	—
Total - Fourth Quarter	364,847	$85.15	303,887	—

(1)

60,960 shares of common stock were disposed back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.'s equity and incentive plans.

(2)

The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $419.8 million at May 31, 2021. Refer to Note I, “Stock Repurchase Program,” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

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

We follow the Financial Accounting Standards Board (“FASB”) guidance found in Accounting Standards Codification (“ASC”) 350 that simplifies how an entity tests goodwill for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform a quantitative goodwill impairment test.

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

We assess these qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The quantitative process is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount.  However, we have an unconditional option to bypass a qualitative assessment and proceed directly to performing the quantitative analysis.  We applied the quantitative process during our annual goodwill impairment assessments performed during the fourth quarters of fiscal 2021 and 2020 and applied both the qualitative and quantitative processes during our annual goodwill impairment assessment performed during the fourth quarter of fiscal 2019.

In applying the quantitative test, we compare the fair value of a reporting unit to its carrying value. If the calculated fair value is less than the current carrying value, then impairment of the reporting unit exists. Calculating the fair value of a reporting unit requires our use of estimates and assumptions. We use significant judgment in determining the most appropriate method to establish the fair value of a reporting unit. We estimate the fair value of a reporting unit by employing various valuation techniques, depending on the availability and reliability of comparable market value indicators, and employ methods and assumptions that include the application of third-party market value indicators and the computation of discounted future cash flows determined from estimated cashflow adjustments to a reporting unit’s annual projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), or adjusted EBITDA, which adjusts for one-off items impacting revenues and/or expenses that are not considered by management to be indicative of ongoing operations.  Our fair value estimations may include a combination of value indications from both the market and income approaches, as the income approach considers the future cash flows from a reporting unit’s ongoing operations as a going concern, while the market approach considers the current financial environment in establishing fair value.

In the applying the market approach, we use market multiples derived from a set of similar companies. In applying the income approach, we evaluate discounted future cash flows determined from estimated cashflow adjustments to a reporting unit’s projected EBITDA. Under this approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. In applying the discounted cash flow methodology utilized in the income approach, we rely on a number of factors, including future business plans, actual and forecasted operating results, and market data. The significant assumptions employed under this method include discount rates; revenue growth rates, including assumed terminal growth rates; and operating margins used to project future cash flows for a reporting unit. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable.

Changes in the Composition of Reporting Units in Fiscal 2020

On June 1, 2019, the composition of our reportable segments was revised.  Prior to implementing the revised segment reporting structure beginning in fiscal 2020, our previously disclosed Industrial segment comprised two operating segments, the CPG operating segment and the PCG operating segment.  Each of these operating segments comprised several reporting units, all of which were tested during the annual goodwill impairment tests during the fourth quarter of fiscal 2019, 2020 and 2021.

Also, in connection with our Map to Growth, we realigned certain businesses and management structure within our SPG segment.  As such, our former Wood Finishes Group reporting unit was split into two separate reporting units: Guardian and Wood Finishes Group.  Additionally, our former Kop-Coat Group reporting unit was split into two reporting units:  Kop-Coat Industrial Protection Products and Kop-Coat Group.  We performed an interim goodwill impairment test for each of the new reporting units upon the change in reportable segments, business realignment and management structure using a quantitative assessment.  We concluded that the estimated fair values exceeded the carrying values for these new reporting units, and accordingly, no indications of impairment were identified as a result of these changes during the first quarter of fiscal 2020.

Conclusion on Annual Goodwill Impairment Tests

As a result of the annual impairment assessments performed for fiscal 2021, 2020 and 2019, there were no goodwill impairments.

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

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter.  We follow the guidance provided by ASC 350 that simplifies how an entity tests indefinite-lived intangible assets for impairment.  It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying traditional quantitative tests.  We applied both qualitative and quantitative processes during our annual indefinite-lived intangible asset impairment assessments performed during the fourth quarters of fiscal 2021, 2020 and 2019.

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

Our required annual impairment test of each of our indefinite-lived intangible assets performed during fiscal 2021, 2020 and 2019 did not result in an impairment charge.

Although no impairment charge was recorded during these periods related to the annual impairment test, we did record intangible impairment charges in fiscal 2020 and 2019.  In fiscal 2020, in connection with Map to Growth, we recorded an impairment charge of $4.0 million included in restructuring expense in our Consumer reportable segment for impairment losses on indefinite-lived trade names.  In fiscal 2019, we recorded an impairment charge of $4.2 million, of which, $2.0 million was recorded by our CPG reportable segment for impairment losses on indefinite-lived trade names and approximately $2.2 million was recorded by our SPG reportable segment for impairment losses on definite-lived customer-related intangibles.  Refer to Note C “Goodwill and Other Intangible Assets” for additional details on these indefinite-lived intangible asset impairment charges.

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

Contingencies

We are party to various claims and lawsuits arising in the normal course of business. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and estimable. Our provisions are based on historical experience and legal advice, reviewed quarterly and adjusted according to developments.  In general, our accruals, including our accruals for environmental and warranty liabilities, discussed further below, represent the best estimate of a range of probable losses.  Estimating probable losses requires the analysis of multiple factors that often depend on judgments about potential actions by third parties, such as regulators, courts, and state and federal legislatures. Changes in the amounts of our loss provisions, which can be material, affect our Consolidated Statements of Income.  To the extent there is a reasonable possibility that potential losses could exceed the amounts already accrued, we believe that the amount of any such additional loss would be immaterial to our results of operations, liquidity and consolidated financial position.  We evaluate our accruals at the end of each quarter, or sometimes more frequently, based on available facts, and may revise our estimates in the future based on any new information that becomes available.

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

Pension and Postretirement Plans

We sponsor qualified defined benefit pension plans and various other nonqualified postretirement plans. The qualified defined benefit pension plans are funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (i) affect the level of plan funding, (ii) cause volatility in the net periodic pension cost and (iii) increase our future contribution requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations. A significant increase in our contribution requirements with respect to our qualified defined benefit pension plans could have an adverse impact on our cash flow.

Changes in our key plan assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit and various postretirement benefit plans. Based upon May 31, 2021 information, the following tables reflect the impact of a 1% change in the key assumptions applied to our defined benefit pension plans in the United States and internationally:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
(In millions)
Discount Rate
Increase (decrease) in expense in FY 2021	$(5.4)	$6.6	$(1.6)	$1.4
Increase (decrease) in obligation as of May 31, 2021	$(68.3)	$81.5	$(31.2)	$40.6
Expected Return on Plan Assets
Increase (decrease) in expense in FY 2021	$(4.7)	$4.7	$(1.9)	$1.9
Increase (decrease) in obligation as of May 31, 2021	N/A	N/A	N/A	N/A
Compensation Increase
Increase (decrease) in expense in FY 2021	$6.2	$(5.7)	$1.1	$(0.9)
Increase (decrease) in obligation as of May 31, 2021	$31.5	$(28.1)	$6.6	$(5.8)

Based upon May 31, 2021 information, the following table reflects the impact of a 1% change in the key assumptions applied to our various postretirement health care plans:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
(In millions)
Discount Rate
Increase (decrease) in expense in FY 2021	$-	$-	$(1.1)	$0.3
Increase (decrease) in obligation as of May 31, 2021	$(0.2)	$0.2	$(6.5)	$7.6

BUSINESS SEGMENT INFORMATION

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings, roofing systems, flooring solutions, sealants, cleaners and adhesives. We manage our portfolio by organizing our businesses and product lines into four reportable segments as outlined below, which also represent our operating segments. Within each operating segment, we manage product lines and businesses which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our four operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker in determining how to allocate the assets of the company and evaluate performance. These four operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on income before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”), and/or adjusted EBIT, as a performance evaluation measure because interest expense is essentially related to acquisitions, as opposed to segment operations.

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

Our Consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our Consumer reportable segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and other parts of the world. Our Consumer reportable segment products are primarily sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and through distributors. The Consumer reportable segment offers products that include specialty, hobby and professional paints; caulks; adhesives; cleaners, sandpaper and other abrasives; silicone sealants and wood stains.

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

SEGMENT INFORMATION
(In thousands)
Year Ended May 31,	2021	2020	2019
Net Sales
CPG Segment	$2,076,565	$1,880,105	$1,899,744
PCG Segment	1,028,456	1,080,701	1,136,119
Consumer Segment	2,295,277	1,945,220	1,858,453
SPG Segment	705,990	600,968	670,235
Total	$6,106,288	$5,506,994	$5,564,551
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$291,773	$209,663	$178,823
Interest (Expense), Net (b)	(8,030)	(8,265)	(8,334)
EBIT (c)	$299,803	$217,928	$187,157

PCG Segment
Income Before Income Taxes (a)	$90,687	$102,345	$77,388
Interest Income (Expense), Net (b)	128	18	(481)
EBIT (c)	$90,559	$102,327	$77,869

Consumer Segment
Income Before Income Taxes (a)	$354,789	$198,024	$217,448
Interest (Expense), Net (b)	(242)	(272)	(538)
EBIT (c)	$355,031	$198,296	$217,986

SPG Segment
Income Before Income Taxes (a)	$108,242	$57,933	$86,018
Interest Income (Expense), Net (b)	(284)	(62)	425
EBIT (c)	$108,526	$57,995	$85,593

Corporate/Other
(Loss) Before Income Taxes (a)	$(177,053)	$(160,201)	$(219,832)
Interest (Expense), Net (b)	(32,522)	(82,683)	(92,734)
EBIT (c)	$(144,531)	$(77,518)	$(127,098)

Consolidated
Net Income	$503,500	$305,082	$267,687
Add: (Provision) for Income Taxes	(164,938)	(102,682)	(72,158)
Income Before Income Taxes (a)	668,438	407,764	339,845
Interest (Expense)	(85,400)	(101,003)	(102,392)
Investment Income, Net	44,450	9,739	730
EBIT (c)	$709,388	$499,028	$441,507

(a)	The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (“GAAP”) in the United States, to EBIT.
(b)	Interest (expense), net includes the combination of interest (expense) and investment income, net.
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

RESULTS OF OPERATIONS

The following discussion includes a comparison of Results of Operations and Liquidity and Capital Resources for the years ended May 31, 2021 and 2020. For comparisons of the years ended May 31, 2020 and 2019, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 as filed on July 27, 2020.

Net Sales

	Fiscal year ended May 31,
(in millions, except percentages)	2021	2020	Total Growth	Organic Growth(1)	Acquisition Growth	Foreign Currency Exchange Impact
CPG Segment	$2,076.5	$1,880.1	10.4%	9.5%	—	0.9%
PCG Segment	1,028.5	1,080.7	-4.8%	-6.8%	0.7%	1.3%
Consumer Segment	2,295.3	1,945.2	18.0%	13.3%	3.8%	0.9%
SPG Segment	706.0	601.0	17.5%	13.9%	2.3%	1.3%
Consolidated	$6,106.3	$5,507.0	10.9%	8.1%	1.8%	1.0%
(1) Organic growth includes the impact of price and volume.

Our CPG segment experienced organic growth driven mainly by market share gains in our construction technologies, led by our insulated concrete form business.  In addition, we continued to gain share in our roofing business with innovation and new product releases.  Additionally, our commercial sealants and concrete admixture businesses gained market share from our peers and experienced sales increases during fiscal 2021 from distributors who did not order in April and May of the prior fiscal year, due to Covid lockdown restrictions.

Our PCG segment experienced organic declines during the period as restrictions associated with the Covid pandemic impacted the ability of contractors to gain access to the facilities of our end customers.  Furthermore, our customers in the energy sector are facing poor economic conditions, which was causing deferrals in industrial maintenance spending.  The segment was particularly challenged in emerging markets and in international markets due to severe lockdown restrictions as a result of the Covid pandemic.

Our Consumer segment experienced significant organic growth resulting from a combination of distribution gains and higher DIY demand as consumers are spending more time at home during Covid shutdowns.  In addition, growth in our cleaning product businesses contributed to sales growth for the current year.

Our SPG segment experienced strong demand for our businesses serving the cleaning and disinfecting, furniture, outdoor recreational equipment and OEM markets, as well as strong demand for our restoration equipment business as a result of extreme weather events in North America.  Additionally, sales of our industrial wood protection products increased during the year, a result of a stronger residential market, which has driven demand for lumber, furniture and cabinets in the United States.

Gross Profit Margin  Our consolidated gross profit margin of 39.4% of net sales for fiscal 2021 compares to a consolidated gross profit margin of 38.0% for the comparable period a year ago.  This gross profit increase of approximately 1.4% of net sales resulted primarily from a combination of MAP to Growth savings, which include plant consolidations and improved operating discipline, as well as raw material savings due to our centralized procurement initiatives, increases in selling prices and the favorable impact of leveraging from higher sales volume versus the same period a year ago.

Overall, raw material costs were slightly deflationary through the third quarter of fiscal 2021. As indicated previously, several macroeconomic factors resulted in inflation on certain key product categories in the fourth quarter of fiscal 2021.  We expect that these increased costs will be reflected in our results more significantly during fiscal 2022, especially in the first half of the year.  We plan to offset these increased costs with commensurate increases in selling prices.  Furthermore, we have received “force majeure”

notifications from many of our major material suppliers, which may impact our ability to timely meet customer demand in certain of our businesses and across certain product categories.

The macroeconomic factors identified above include, but are not limited to, the following:  (i) supplier refineries operating less due to low gasoline and jet fuel demand; (ii) significant weather events which have disrupted our supply chain, such as the historic winter storm in February 2021, which impacted significant portions of the United States; (iii) intermittent supplier plant shutdowns as a result of the Covid pandemic; (iv) significant worldwide demand during the Covid pandemic for key items such as packaging, solvents, and chemicals used in cleaning products; (v) availability of transportation and fluctuating costs to transport products; and (vi) high global demand as markets reopen and economic stimulus drives growth.

Selling, General and Administrative (“SG&A”) Expenses  Our consolidated SG&A expense increased by approximately $115.4 million during fiscal 2021 versus fiscal 2020, but decreased to 27.3% of net sales for fiscal 2021 from 28.1% of net sales for fiscal 2020.  During fiscal 2021, we continued our MAP to Growth and have generated incremental savings within SG&A of approximately $24.0 million. Additional SG&A expense incurred from companies recently acquired was approximately $20.5 million during fiscal 2021.

Our CPG segment SG&A was approximately $9.3 million higher for fiscal 2021 versus fiscal 2020 mainly due to higher commission expense associated with higher roofing sales, which more than offset the incremental MAP to Growth savings generated during the year.  As a percentage of net sales, SG&A decreased by 240 basis points (“bps”) due to increased sales volumes, the incremental MAP to Growth savings and a reduction in discretionary spending when compared to the prior year.

Our PCG segment SG&A was approximately $0.2 million lower for fiscal 2021 versus fiscal 2020 but increased by 140 bps as a percentage of net sales, mainly due to the unfavorable deleveraging impact resulting from the decrease in sales year over year.  The decrease in SG&A was primarily attributable to incremental MAP to Growth savings, offset somewhat by the additional SG&A generated from companies recently acquired, which totaled approximately $2.1 million.

Our Consumer segment SG&A increased by approximately $45.1 million during fiscal 2021 versus fiscal 2020, but decreased by 150 bps as a percentage of net sales.  The year-over year increase in SG&A was primarily attributable to increases in distribution costs and incentive compensation costs as a result of higher volume, offset somewhat by a reduction in discretionary spending during the period.  There were also increases in advertising and promotional expense.  Lastly, a recent acquisition contributed approximately $16.0 million of additional SG&A expense during the current period.

Our SPG segment SG&A was approximately $0.3 million higher during fiscal 2021 versus fiscal 2020, but decreased by 430 bps as a percentage of sales, driven mainly by the 17.5% sales growth in the current year.  The increase in SG&A expense is mainly attributable to increased compensation expense as well recent acquisitions, which generated additional SG&A expense of $2.4 million.  These increases were partially offset by incremental MAP to Growth savings and reduced discretionary spending.

SG&A expenses in our corporate/other category of $132.4 million during fiscal 2021 increased by $60.7 million from $71.7 million recorded during fiscal 2020.  The prior year was impacted by the pandemic's onset, when we experienced lower medical expenses and incentive reversals.  By contrast, in the current year we experienced higher insurance costs due to property claims and business interruptions caused by hurricanes and winter storm Uri, as well as higher incentives tied to improved performance.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the fiscal years ended May 31, 2021 and 2020, as this activity has a significant impact on our SG&A expense:

	Fiscal year ended May 31,
(in millions)	2021	2020	Change
Service cost	$52.8	$46.5	$6.3
Interest cost	21.9	26.5	(4.6)
Expected return on plan assets	(40.4)	(41.4)	1.0
Amortization of:
Prior service (credit)	(0.3)	(0.3)	-
Net actuarial losses recognized	33.0	21.1	11.9
Curtailment/settlement losses	0.4	0.1	0.3
Total Net Periodic Pension & Postretirement Benefit Costs	$67.4	$52.5	$14.9

We expect that pension and postretirement expense will fluctuate on year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict in light of the lingering macroeconomic uncertainties associated with Covid, but which may have a material impact on our consolidated financial results in the future.  A decrease of 1% in the discount rate or the expected return on plan assets assumptions would result in $8.3 million and $6.6 million higher expense, respectively.  The assumptions and estimates used to determine the discount rate and expected return on plan assets are more fully described in Note N, “Pension Plans,” and Note O, “Postretirement Benefits,” to our Consolidated Financial Statements. Further discussion and analysis of the sensitivity surrounding our most critical assumptions under our pension and postretirement plans is discussed above in “Critical Accounting Policies and Estimates — Pension and Postretirement Plans.”

Restructuring Expense

	Fiscal year ended May 31,
(in millions)	2021	2020
Severance and benefit costs	$9.4	$19.7
Facility closure and other related costs	8.0	8.6
Other restructuring costs	0.7	4.8
Total Restructuring Costs	$18.1	$33.1

These charges are associated with closures of certain facilities as well as the elimination of duplicative headcount and infrastructure associated with certain of our businesses and are the result of the continued implementation of our MAP to Growth, which focuses upon strategic shifts in operations across our entire business.

Our current expectation of future additional restructuring costs is summarized in the table below.

(in millions)	As of May 31, 2021
Severance and benefit costs	$2.1
Facility closure and other related costs	5.2
Other restructuring costs	-
Future Expected Restructuring Costs	$7.3

We previously expected these charges to be incurred by the end of calendar year 2020, upon which we expected to achieve an annualized pretax savings of approximately $290 million per year.  However, the disruption caused by the outbreak of the Covid pandemic delayed the finalization of our MAP to Growth past the original target completion date of December 31, 2020.  We utilized the remainder of fiscal 2021 to drive toward achieving the goals originally set forth in our MAP to Growth.  On May 31, 2021, we formally concluded our MAP to Growth.  However, certain of these projects will not be finalized until fiscal 2022 and we expect to continue to recognize restructuring expense throughout fiscal 2022, as projects related to our MAP to Growth are executed and completed.

Despite the delay in finalizing our MAP to Growth past the original target completion date, we have exceeded our annualized pretax savings goal of approximately $290 million and made substantial progress on our $230 million working capital improvement goal by May 31, 2021.  See Note B, “Restructuring,” to the Consolidated Financial Statements, for further details surrounding our MAP to Growth.

Goodwill and Other Intangible Asset Impairments  During fiscal 2021, we did not record an impairment charge, as compared to $4.0 million of losses recorded during fiscal 2020, which was classified in restructuring expense within our Consumer reportable segment.  The impairment charge in fiscal 2020 was recorded as a result of a decision to exit an unprofitable business and abandon a tradename in connection with MAP to Growth.  For additional information, refer to Note C, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements.

Interest Expense

	Fiscal year ended May 31,
(in millions, except percentages)	2021	2020
Interest expense	$85.4	$101.0
Average interest rate (a)	3.30%	3.73%
(a) The interest rate decrease was a result of lower market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$1.8
Non-acquisition-related average borrowings	(8.9)
Change in average interest rate	(8.5)
Total Change in Interest Expense	$(15.6)

Investment (Income), Net

	Fiscal year ended May 31,
(in millions)	2021	2020
Dividend & interest (income)	$(5.7)	$(8.1)
(Gains) on marketable securities	(38.8)	(1.6)
Investment (Income), Net	$(44.5)	$(9.7)

Income Before Income Taxes (“IBT”)

	Fiscal year ended May 31,
(in millions, except percentages)	2021	% of net sales	2020	% of net sales
CPG Segment	$291.8	14.1%	$209.7	11.2%
PCG Segment	90.7	8.8%	102.3	9.5%
Consumer Segment	354.8	15.5%	198.0	10.2%
SPG Segment	108.2	15.3%	57.9	9.6%
Non-Op Segment	(177.1)	—	(160.1)	—
Consolidated	$668.4		$407.8

Our CPG segment results reflect higher selling prices, MAP to Growth savings and the favorable leverage of sales volume increases.  Our PCG segment results reflect the impact of the Covid pandemic restrictions, challenges in the energy sector, as well as emerging markets.  Our Consumer segment results reflect the large increase in sales and related volume leveraging impact on margins, along with savings from our MAP to Growth.  Our SPG segment results reflect sales increases in our restoration equipment, furniture, industrial wood protection products, cleaning and disinfecting, outdoor recreational equipment, food and OEM businesses, in addition to savings from our MAP to Growth and other cost cutting measures.

Income Tax Rate  The effective income tax rate was 24.7% for fiscal 2021 compared to an effective income tax rate of 25.2% for fiscal 2020. Refer to Note H, “Income Taxes,” to the Consolidated Financial Statements for the components of the effective income tax rates.

Net Income

	Fiscal year ended May 31,
(in millions, except percentages and per share amounts)	2021	% of net sales	2020	% of net sales
Net income	$503.5	8.2%	$305.1	5.5%
Net income attributable to RPM International Inc. stockholders	502.6	8.2%	304.4	5.5%
Diluted earnings per share	3.87		2.34

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $766.2 million of cash was provided by operating activities during fiscal 2021, compared with $549.9 million of cash provided by operating activities during fiscal 2020.  The net change in cash from operations includes the change in net income, which increased by $198.4 million year over year.

The change in accounts receivable during fiscal 2021 provided approximately $170.7 million less cash than fiscal 2020.  This resulted from the timing of sales, which dipped sharply in the fourth quarter of last year, but rebounded sharply during fiscal 2021.  Days sales outstanding (“DSO”) at May 31, 2021 decreased to 62.2 days from 66.3 days at May 31, 2020. All of our reportable segments achieved decreases in DSO during the current year, which reflect prior MAP to Growth efforts to rationalize businesses as a result of changes in market strategy.

During fiscal 2021, we spent approximately $90.1 million more cash for inventory compared to our spending during fiscal 2020.  This resulted from efforts to reduce inventory days on hand, which were offset by higher raw material costs and increased demand from our businesses as Covid restrictions begin to lift throughout the world. Days inventory outstanding (“DIO”) at May 31, 2021 decreased slightly to 80.3 days from 80.6 days at May 31, 2020.

The change in accounts payable during fiscal 2021 used approximately $178.5 million less cash than during fiscal 2020.  Days payables outstanding (“DPO”) increased by approximately 8.8 days from 81.1 days at May 31, 2020 to 89.9 days at May 31, 2021.  The longer DPO is a direct result of moving toward a center-led procurement process that includes negotiating modified payment terms.  Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

The change in other accrued liabilities during fiscal 2021 used approximately $66.7 million less cash than during fiscal 2020 due principally to the increase in customer rebate accruals.   Additionally, certain government entities located where we have operations have enacted various pieces of legislation designed to help businesses weather the economic impact of Covid and ultimately preserve jobs.  Some of this legislation, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act in the United States, enables employers to postpone the payment of various types of taxes over varying time horizons.  As of May 31, 2020, we had deferred $17.7 million of such government payments that would have normally been paid during our fourth quarter of fiscal 2020, but which will be paid in future periods.  During fiscal 2021, we deferred an additional $9.4 million of such government payments that would have normally been paid during our fiscal 2021, but which will be paid in future periods. The $9.4 million of deferrals generated during fiscal 2021 is presented net of payments that occurred during fiscal 2021 but which normally would have been paid in prior periods.  As of May 31, 2021, we have a total of $27.1 million accrued for such government payments that would have normally been paid already, but which will now be paid in future periods.

Investing Activities

For fiscal 2021, cash used for investing activities increased by $116.8 million to $326.4 million as compared to $209.6 million in the prior year period.  This year-over-year increase in cash used for investing activities was mainly driven by $100.1 million in more cash spent on acquisitions as we acquired more and larger businesses in fiscal 2021 as compared to fiscal 2020.

We also utilized $9.4 million more cash in fiscal 2021 related to capital expenditures.  Capital expenditures are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems and enhance our administration capabilities. We paid for capital expenditures of $157.2 million, $147.8 million, and $136.8 million during the periods ended May 31, 2021, 2020 and 2019, respectively.  Throughout fiscal 2021, 2020 and 2019, we have been increasing our capital spending in an effort to consolidate ERP systems and our plant footprint, as part of our MAP to Growth, and to meet growing demand.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to the rebalancing of the portfolio, along with differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At May 31, 2021 and 2020, the fair value of our investments in marketable securities totaled $168.8 million and $114.0 million, respectively.

As of May 31, 2021, approximately $221.1 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with approximately $199.6 million as of May 31, 2020.  Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions.  Further, our operations in the United States generate sufficient cash flow to satisfy U.S. operating requirements.  Refer to Note H, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For fiscal 2021, cash used for financing activities increased by $142.7 million to $459.6 million as compared to $316.9 million in the prior year period.  The overall increase in cash used for financing activities was driven principally by debt-related activities.  We had no additions to long term or short-term debt during fiscal 2021 compared to $485.3 million in fiscal 2020. This is partially offset by our use of $282.8 million less cash to paydown existing debt in fiscal 2021 as compared to fiscal 2020.  Refer to Note G “Borrowings” in Item 8 “Financial Statements and Supplementary Data” below for a discussion of significant debt-related activity that occurred in fiscal 2021 and 2020, significant components of our debt, and our available liquidity.

The increase in cash used for financing activities generated by debt-related activities was also somewhat offset by a $75.0 million decrease in cash used for the repurchase of common stock during fiscal 2021, as compared to fiscal 2020.  This decrease was a result of the macroeconomic uncertainty caused by the Covid pandemic, which led to the temporary suspension of our stock repurchase program during the fourth quarter of fiscal 2020, which lasted through the second quarter of fiscal 2021.  Refer to Note I “Stock Repurchase Program” in Item 8 “Financial Statements and Supplementary Data” below for further details on the Company’s stock repurchase program.

The following table summarizes our financial obligations and their expected maturities at May 31, 2021, and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations
	Total Contractual	Payments Due In
(In thousands)	Payment Stream	2022	2023-24	2025-26	After 2026
Long-term debt obligations	$2,391,988	$693	$1,040,422	$-	$1,350,873
Finance lease obligations	2,758	663	1,272	823
Operating lease obligations	370,985	67,058	97,653	64,119	142,155
Other long-term liabilities (1):
Interest payments on long-term debt obligations	971,763	74,875	127,638	118,850	650,400
Contributions to pension and postretirement plans (2)	379,700	7,100	15,600	16,600	340,400
Total	$4,117,194	$150,389	$1,282,585	$200,392	$2,483,828

(1)

Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $11.2 million at May 31, 2021.  Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.

(2)

These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period.  The projection results assume the required minimum contribution will be contributed.

The U.S. dollar fluctuated throughout the year, and was weaker against other major currencies where we conduct operations at May 31, 2021 versus May 31, 2020, causing a favorable change in the accumulated other comprehensive income (loss) (refer to Note K, “Accumulated Other Comprehensive Income (Loss),” to the Consolidated Financial Statements) component of stockholders’ equity of $140.4 million this year versus a unfavorable change of $70.2 million last year. The change in fiscal 2021 was in addition to favorable net changes of $87.1 million related to adjustments required for minimum pension and other postretirement liabilities, unfavorable changes of $23.9 million related to derivatives and unfavorable changes of $1.0 million related to unrealized losses on fixed income securities.

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

Interest Rate Risk

Our primary interest rate risk exposure results from our floating rate debt, including various revolving and other lines of credit (refer to Note G, “Borrowings,” to the Consolidated Financial Statements).  In addition to our revolving credit facility borrowings, we also manage interest rate risk with the use of various derivatives and hedges to synthetically covert variable interest rate borrowings to fixed rate borrowings. The variable rate borrowings under these derivative contracts were $400.0 million at May 31, 2021 and 2020.  If there was a 100-bps increase or decrease in interest rates it would have resulted in an increase or decrease in interest expense of $3.4 million and $5.0 million for fiscal 2021 and 2020, respectively, including the impact of the swap agreements. Our primary exposure to interest rate risk is movements in the LIBOR, which is consistent with prior periods.  At May 31, 2021, approximately 14.3% of our debt was subject to floating interest rates, inclusive of synthetically swapped borrowings.

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

Foreign Currency Risk

Our foreign sales and results of operations are subject to the impact of foreign currency fluctuations (refer to Note A, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements). Because our Consolidated Financial Statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business could materially adversely affect our net revenues, net income and the carrying values of our assets located outside the United States.  Global economic uncertainty continues to exist.  Strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results.  However, our foreign debt is denominated in the respective foreign currency, thereby eliminating any related translation impact on earnings.

If the U.S. dollar were to strengthen, our foreign results of operations would be unfavorably impacted, but the effect is not expected to be material. A 10% change in foreign currency exchange rates would not have resulted in a material impact to net income for the years ended May 31, 2021 and 2020. We do not currently use financial derivative instruments for trading purposes, nor do we engage in foreign currency, commodity or interest rate speculation.

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and availability of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic and metal containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) the timing of and the realization of anticipated cost savings from restructuring initiatives and the ability to identify additional cost savings opportunities; (j) risks related to the adequacy of our contingent liability reserves; (k) risks relating to the Covid pandemic; (l) risks related to adverse weather conditions or the impacts of climate change and natural disasters; and (m) other risks detailed in our filings with the SEC, including the risk factors set forth in our Form 10-K for the year ended May 31, 2021, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

Item 8.  Financial Statements and Supplementary Data.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(In thousands, except per share amounts)

May 31,	2021	2020
Assets
Current Assets
Cash and cash equivalents	$246,704	$233,416
Trade accounts receivable (less allowances of $55,922 and $55,847, respectively)	1,280,806	1,137,957
Inventories	938,095	810,448
Prepaid expenses and other current assets	316,399	241,608
Total current assets	2,782,004	2,423,429
Property, Plant and Equipment, at Cost	1,967,482	1,755,190
Allowance for depreciation	(1,002,300)	(905,504)
Property, plant and equipment, net	965,182	849,686
Other Assets
Goodwill	1,345,754	1,250,066
Other intangible assets, net of amortization	628,693	584,380
Operating lease right-of-use assets	300,827	284,491
Deferred income taxes	26,804	30,894
Other	203,705	208,008
Total other assets	2,505,783	2,357,839
Total Assets	$6,252,969	$5,630,954
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$717,176	$535,311
Current portion of long-term debt	1,282	80,890
Accrued compensation and benefits	258,380	185,531
Accrued losses	29,054	20,021
Other accrued liabilities	325,522	271,827
Total current liabilities	1,331,414	1,093,580
Long-Term Liabilities
Long-term debt, less current maturities	2,378,544	2,458,290
Operating lease liabilities	257,415	244,691
Other long-term liabilities	436,176	510,175
Deferred income taxes	106,395	59,555
Total long-term liabilities	3,178,530	3,272,711
Contingencies and Accrued Losses (Note P)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	-	-
Common stock, par value $0.01; authorized 300,000 shares; issued 144,199 and outstanding 129,573 as of May 2021; issued 143,261 and outstanding 129,511 as of May 2020	1,295	1,295
Paid-in capital	1,055,400	1,014,428
Treasury stock, at cost	(653,006)	(580,117)
Accumulated other comprehensive (loss)	(514,884)	(717,497)
Retained earnings	1,852,259	1,544,336
Total RPM International Inc. stockholders' equity	1,741,064	1,262,445
Noncontrolling Interest	1,961	2,218
Total equity	1,743,025	1,264,663
Total Liabilities and Stockholders' Equity	$6,252,969	$5,630,954

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Income

(In thousands, except per share amounts)

Year Ended May 31,	2021	2020	2019
Net Sales	$6,106,288	$5,506,994	$5,564,551
Cost of Sales	3,701,129	3,414,139	3,476,231
Gross Profit	2,405,159	2,092,855	2,088,320
Selling, General and Administrative Expenses	1,664,026	1,548,653	1,596,043
Restructuring Expense	18,106	33,108	42,310
Goodwill and Other Intangible Asset Impairments	-	-	4,190
Interest Expense	85,400	101,003	102,392
Investment (Income), Net	(44,450)	(9,739)	(730)
Other Expense, Net	13,639	12,066	4,270
Income Before Income Taxes	668,438	407,764	339,845
Provision for Income Taxes	164,938	102,682	72,158
Net Income	503,500	305,082	267,687
Less: Net Income Attributable to Noncontrolling Interests	857	697	1,129
Net Income Attributable to RPM International Inc. Stockholders	$502,643	$304,385	$266,558
Average Number of Shares of Common Stock Outstanding:
Basic	128,334	128,468	130,552
Diluted	128,927	129,974	134,333
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$3.89	$2.35	$2.03
Diluted	$3.87	$2.34	$2.01

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

(In thousands)

Year Ended May 31,	2021	2020	2019
Net Income	$503,500	$305,082	$267,687
Other Comprehensive Income, Before Tax:
Foreign Currency Translation Adjustments	148,492	(71,839)	(73,594)
Pension and Other Postretirement Benefit Liability Adjustments
Net Gain (Loss) Arising During the Period	88,958	(109,358)	(87,525)
Prior Service Cost Arising During the Period	-	893	22
Less: Amortization of Prior Service (Credit) Included in Net Periodic Pension Cost	(309)	(246)	(132)
Less: Amortization of Net Loss and Settlement Recognition	33,344	21,176	14,848
Effect of Exchange Rates on Amounts Included for Pensions	(8,009)	1,188	2,002
Pension and Other Postretirement Benefit Liability Adjustments	113,984	(86,347)	(70,785)
Unrealized Gain (Loss) on Available-For-Sale Securities
Unrealized Holding Gains (Losses) During the Period	(593)	1,210	458
Less: Reclassification Adjustments for Losses (Gains) Included in Net Income	(268)	-	1,626
Unrealized Gain (Loss) on Available-For-Sale Securities	(861)	1,210	2,084
Unrealized Gain (Loss) on Derivatives	(31,087)	(6,315)	4,713
Other Comprehensive Income (Loss), Before Tax	230,528	(163,291)	(137,582)
Income Tax Expense (Benefit) Related to Components of Other Comprehensive Income	(27,783)	23,403	19,068
Other Comprehensive Income (Loss), After Tax	202,745	(139,888)	(118,514)
Comprehensive Income	706,245	165,194	149,173
Less: Comprehensive Income Attributable to Noncontrolling Interests	988	678	1,195
Comprehensive Income Attributable to
RPM International Inc. Stockholders	$705,257	$164,516	$147,978

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

(In thousands)

Year Ended May 31,	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$503,500	$305,082	$267,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & Amortization	146,857	156,842	141,742
Restructuring charges, net of payments	(2,909)	6,831	8,072
Goodwill, intangible and other asset impairments	-	-	4,190
Fair value adjustments to contingent earnout obligations	(582)	680	1,918
Deferred income taxes	20,188	(12,150)	5,434
Stock-based compensation expense	40,926	19,789	31,154
Other non-cash interest expense	-	-	1,552
Realized/unrealized losses (gains) on sales of marketable securities	(38,774)	(1,132)	7,613
Loss on extinguishment of debt	-	-	3,051
Other	(2,340)	(77)	(3,288)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
(Increase) decrease in receivables	(88,618)	82,060	(131,204)
(Increase) decrease in inventory	(68,802)	21,309	(16,829)
(Increase) decrease in prepaid expenses and other current and long-term assets	(11,457)	17,614	(14,826)
Increase (decrease) in accounts payable	151,388	(27,111)	(29,628)
Increase (decrease) in accrued compensation and benefits	62,966	(6,198)	19,241
Increase (decrease) in accrued losses	8,510	487	(1,803)
Increase (decrease) in other accrued liabilities	43,010	(23,665)	(5,232)
Other	2,293	9,558	4,097
Cash Provided By Operating Activities	766,156	549,919	292,941
Cash Flows From Investing Activities:
Capital expenditures	(157,199)	(147,756)	(136,757)
Acquisition of businesses, net of cash acquired	(165,223)	(65,102)	(168,205)
Purchase of marketable securities	(121,669)	(28,891)	(19,787)
Proceeds from sales of marketable securities	112,298	31,337	69,743
Other	5,405	799	6,760
Cash (Used For) Investing Activities	(326,388)	(209,613)	(248,246)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	-	485,306	628,083
Reductions of long-term and short-term debt	(188,278)	(471,035)	(273,109)
Cash dividends	(194,720)	(185,101)	(181,409)
Repurchase of common stock	(49,956)	(125,000)	(200,222)
Shares of common stock returned for taxes	(22,826)	(18,075)	(21,758)
Payments of acquisition-related contingent consideration	(2,218)	(606)	(4,066)
Other	(1,621)	(2,359)	(1,361)
Cash (Used For) Financing Activities	(459,619)	(316,870)	(53,842)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	33,139	(13,188)	(12,107)
Net Change in Cash and Cash Equivalents	13,288	10,248	(21,254)
Cash and Cash Equivalents at Beginning of Period	233,416	223,168	244,422
Cash and Cash Equivalents at End of Period	$246,704	$233,416	$223,168
Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Interest	$82,440	$103,143	$101,415
Income taxes, net of refunds	$147,436	$102,892	$68,357
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of Debt to Equity	$-	$-	$38,239

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders' Equity

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
(In thousands)	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2018	133,647	$1,336	$982,067	$(236,318)	$(459,048)	$1,342,736	$1,630,773	$2,765	$1,633,538
Cumulative-effect adjustment upon adoption of ASU 2014-09	-	-	-	-	-	(2,833)	(2,833)	-	(2,833)
Net income	-	-	-	-	-	266,558	266,558	1,129	267,687
Other comprehensive income (loss)	-	-	-	-	(118,580)	-	(118,580)	66	(118,514)
Dividends declared and paid ($1.37 per share)	-	-	-	-	-	(181,409)	(181,409)	-	(181,409)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(1,307)	(1,307)
Share repurchases under repurchase program	(3,287)	(33)	33	(200,222)	-	-	(200,222)	-	(200,222)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	36	1	35,437	(20,965)	-	-	14,473	-	14,473
Convertible bond redemption	599	6	(23,029)	20,215	-	-	(2,808)	-	(2,808)
Balance at May 31, 2019	130,995	1,310	994,508	(437,290)	(577,628)	1,425,052	1,405,952	2,653	1,408,605
Net income	-	-	-	-	-	304,385	304,385	697	305,082
Other comprehensive (loss)	-	-	-	-	(139,869)	-	(139,869)	(19)	(139,888)
Dividends declared and paid ($1.43 per share)	-	-	-	-	-	(185,101)	(185,101)	-	(185,101)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(1,113)	(1,113)
Share repurchases under repurchase program	(2,042)	(20)	20	(125,000)	-	-	(125,000)	-	(125,000)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	558	5	19,900	(17,827)	-	-	2,078	-	2,078
Balance at May 31, 2020	129,511	1,295	1,014,428	(580,117)	(717,497)	1,544,336	1,262,445	2,218	1,264,663
Net income	-	-	-	-	-	502,643	502,643	857	503,500
Other comprehensive income	-	-	-	-	202,613	-	202,613	132	202,745
Dividends declared and paid ($1.50 per share)	-	-	-	-	-	(194,720)	(194,720)	-	(194,720)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(1,246)	(1,246)
Share repurchases under repurchase program	(594)	(6)	6	(49,956)	-	-	(49,956)	-	(49,956)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	656	6	40,966	(22,933)	-	-	18,039	-	18,039
Balance at May 31, 2021	129,573	$1,295	$1,055,400	$(653,006)	$(514,884)	$1,852,259	$1,741,064	$1,961	$1,743,025

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

During the fiscal year ended May 31, 2021, we completed a total of four acquisitions in each of our four reportable segments. Within our Consumer reportable segment, we acquired a manufacturer of sandpaper and other abrasives headquartered in Fairborn, Ohio.  Within our PCG reportable segment, we acquired a manufacturer of raised flooring systems headquartered in Denver, Colorado. We also completed immaterial acquisitions within our SPG and CPG reportable segments.

During the fiscal year ended May 31, 2020, we completed a total of three acquisitions among three of our four reportable segments.  Within our CPG reportable segment, we acquired a manufacturer and marketer of joint sealants for commercial construction headquartered in Hudson, New Hampshire.  Within our PCG reportable segment, we acquired a manufacturer of trenchless pipe rehabilitation equipment headquartered in Quebec, Canada.  Lastly, within our SPG reportable segment, we acquired a manufacturer of dry stabilizer and emulsifier blends for the food industry headquartered in Elgin, Illinois.

The purchase price for each acquisition has been allocated to the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. We have finalized the purchase price allocation for our fiscal 2020 acquisitions.  For acquisitions completed during fiscal 2021, the valuations of consideration transferred, total assets acquired and liabilities assumed are substantially complete.  The primary areas that remain preliminary relate to working capital adjustments.  Acquisitions are aggregated by year of purchase in the following table:

	Fiscal 2021 Acquisitions			Fiscal 2020 Acquisitions
(In thousands)	Weighted-Average Intangible Asset Amortization Life (In Years)	Total		Weighted-Average Intangible Asset Amortization Life (In Years)	Total
Current assets		$50,310			$10,649
Property, plant and equipment		27,012			1,694
Goodwill	N/A	41,654		N/A	28,291
Trade names - indefinite lives	N/A	16,694		N/A	1,555
Other intangible assets	20	53,894		16	31,046
Other long-term assets		6,831			56
Total Assets Acquired		$196,395			$73,291
Liabilities assumed		(24,232)			(7,135)
Net Assets Acquired		$172,163	(1)		$66,156	(2)

(1)	Figure includes cash acquired of $6.4 million.
(2)	Figure includes cash acquired of $1.6 million.

Our Consolidated Financial Statements reflect the results of operations of acquired businesses as of their respective dates of acquisition. Pro-forma results of operations for the years ended May 31, 2021 and 2020 were not materially different from reported results and, consequently, are not presented.

4) Foreign Currency

The functional currency for each of our foreign subsidiaries is its principal operating currency. Accordingly, for the periods presented, assets and liabilities have been translated using exchange rates at year end, while income and expense for the periods have been translated using a weighted-average exchange rate.

The resulting translation adjustments have been recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, and will be included in net earnings only upon the sale or liquidation of the underlying foreign investment, neither of which is contemplated at this time. Transaction gains and losses have moderated during the last three fiscal years based on more modest fluctuations in the strength of the U.S. dollar, resulting in net transactional foreign exchange losses in fiscal 2021 and 2019 of approximately $2.8 million and $4.8 million, respectively, and net transactional foreign exchange gains for fiscal 2020 of approximately $0.3 million.

5) Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. We do not believe we are exposed to any significant credit risk on cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value.

6) Property, Plant & Equipment

May 31,	2021	2020
(In thousands)
Land	$93,455	$85,860
Buildings and leasehold improvements	518,205	469,483
Machinery and equipment	1,355,822	1,199,847
Total property, plant and equipment, at cost	1,967,482	1,755,190
Less: allowance for depreciation and amortization	1,002,300	905,504
Property, plant and equipment, net	$965,182	$849,686

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

Total depreciation expense for each fiscal period includes the charges to income that result from the amortization of assets recorded under finance leases. For the periods ended May 31, 2021, 2020 and 2019, we recorded depreciation expense of $99.4 million, $108.5 million, and $94.0 million, respectively.

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

8) Shipping Costs

We identify shipping and handling costs as costs paid to third-party shippers for transporting products to customers, and we include these costs in cost of sales in our Consolidated Statements of Income.

9) Allowance for Credit Losses

Our primary allowance for credit losses is the allowance for doubtful accounts. The allowance for doubtful accounts reduces the trade accounts receivable balance to the estimated net realizable value equal to the amount that is expected to be collected. The allowance is established using assessments of current creditworthiness of customers, historical collection experience, the aging of receivables and other currently available evidence.  Trade accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. All provisions for allowances for doubtful collection of accounts are included in selling, general and administrative expenses.  Actual collections of trade receivables could differ from our estimates due to changes in future economic or industry conditions or specific customer’s financial conditions.

For the periods ended May 31, 2021, 2020 and 2019, bad debt expense approximated $10.0 million, $16.7 million and $18.6 million, respectively. Bad debt expense was elevated in fiscal 2020 and fiscal 2019 due to additional write-offs associated with exiting unprofitable product lines and regions in conjunction with our MAP to Growth. Fiscal 2020 bad debt expense also reflects, although to a much lesser degree, due to the impact Covid had on some of our customers’ ability to pay timely.  Refer to Note B, “Restructuring,” for further information.

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

For the periods ended May 31, 2021, 2020 and 2019, charges related to slow moving and/or obsolete inventory on hand approximated $3.7 million, $39.6 million and $29.4 million, respectively.  Charges recorded during fiscal 2021 were more normalized in comparison to fiscal 2020 and fiscal 2019, which both had elevated inventory charges associated with our MAP to Growth restructuring activities.  During fiscal 2020, we recorded $28.8 million within our Consumer reportable segment consisting of proactive management of excess quantities of inventory in order to accelerate cash conversion, SKU rationalization, and exiting unprofitable product lines and regions and $3.2 million within our PCG segment related to exiting unprofitable product lines and regions.  During fiscal 2019, we recorded $10.5 million in charges resulting from more proactive management of inventory at our Consumer segment, and $9.0 million and $1.0 million of inventory charges related to restructuring activities at our PCG and CPG segments, respectively.

Inventories were composed of the following major classes:

May 31,	2021	2020
(In thousands)
Raw materials and supplies	$447,220	$282,579
Finished goods	490,875	527,869
Total Inventory	$938,095	$810,448

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

We test our goodwill balances at least annually, or more frequently as impairment indicators arise, at the reporting unit level. Our annual impairment assessment date has been designated as the first day of our fourth fiscal quarter.  Our reporting units have been identified at the component level, which is one level below our operating segments.

We follow the Financial Accounting Standards Board (“FASB”) guidance found in Accounting Standards Codification (“ASC”) 350 that simplifies how an entity tests goodwill for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform a quantitative goodwill impairment test.

We assess qualitative factors in each of our reporting units that carry goodwill. We assess these qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The quantitative process is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount.  However, we have an unconditional option to bypass a qualitative assessment and proceed directly to performing the quantitative analysis. We applied the quantitative process during our annual goodwill impairment assessments performed during the fourth quarters of fiscal 2021 and 2020 and applied both the qualitative and quantitative processes during our annual goodwill impairment assessment performed during the fourth quarter of fiscal 2019.

In applying the quantitative test, we compare the fair value of a reporting unit to its carrying value. If the calculated fair value is less than the current carrying value, then impairment of the reporting unit exists. Calculating the fair value of a reporting unit requires our use of estimates and assumptions. We use significant judgment in determining the most appropriate method to establish the fair value of a reporting unit. We estimate the fair value of a reporting unit by employing various valuation techniques, depending on the availability and reliability of comparable market value indicators, and employ methods and assumptions that include the application of third-party market value indicators and the computation of discounted future cash flows determined from estimated cashflow adjustments to a reporting unit’s annual projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), or adjusted EBITDA, which adjusts for one-off items impacting revenues and/or expenses that are not considered by management to be indicative of ongoing operations.  Our fair value estimations may include a combination of value indications from both the market and income approaches, as the income approach considers the future cash flows from a reporting unit’s ongoing operations as a going concern, while the market approach considers the current financial environment in establishing fair value.

In applying the market approach, we use market multiples derived from a set of similar companies. In applying the income approach, we evaluate discounted future cash flows determined from estimated cashflow adjustments to a reporting unit’s projected EBITDA. Under this approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. In applying the discounted cash flow methodology utilized in the income approach, we rely on a number of factors, including future business plans, actual and forecasted operating results, and market data. The significant assumptions employed under this method include discount rates; revenue growth rates, including assumed terminal growth rates; and operating margins used to project future cash flows for a reporting unit. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of goodwill impairment testing for a reporting unit, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected.

Changes in the Composition of Reporting Units in Fiscal 2020

On June 1, 2019, the composition of our reportable segments was revised, as further discussed in Note R, “Segment Information.”  Prior to implementing the revised segment reporting structure beginning in fiscal 2020, our previously disclosed Industrial segment comprised two operating segments, the CPG operating segment and the PCG operating segment.  Each of these operating segments comprised several reporting units, all of which were tested during the annual goodwill impairment test during the fourth quarter of fiscal 2019, 2020 and 2021.

Also, in connection with our Map to Growth, we realigned certain businesses and management structure within our SPG segment.  As such, our former Wood Finishes Group reporting unit was split into two separate reporting units: Guardian and Wood Finishes Group.  Additionally, our former Kop-Coat Group reporting unit was split into two reporting units:  Kop-Coat Industrial Protection Products and Kop-Coat Group.  We performed an interim goodwill impairment test for each of the new reporting units upon the change in reportable segments, business realignment and management structure using a quantitative assessment.  We concluded that the estimated fair values exceeded the carrying values for these new reporting units, and accordingly, no indications of impairment were identified as a result of these changes during the first quarter of fiscal 2020.

Conclusion on Annual Goodwill Impairment Tests

As a result of the annual impairment assessments performed for fiscal 2021, 2020 and 2019, there were no goodwill impairments.

Indefinite-Lived Intangible Assets

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter.  We follow the guidance provided by ASC 350 that simplifies how an entity tests indefinite-lived intangible assets for impairment.  It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying traditional quantitative tests.  We applied both qualitative and quantitative processes during our annual indefinite-lived intangible asset impairment assessments performed during the fourth quarters of fiscal 2021, 2020 and 2019.

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

Our required annual impairment test of each of our indefinite-lived intangible assets performed during fiscal 2021, 2020 and 2019 did not result in an impairment charge.

Although no impairment losses were recorded as a result of our annual impairment tests, we did record an intangible impairment charge in both fiscal 2020 and fiscal 2019.  In fiscal 2020, in connection with Map to Growth, we recorded an impairment charge of $4.0 million included in restructuring expense in our Consumer reportable segment for impairment losses on indefinite-lived trade names.  In fiscal 2019, we recorded an impairment charge of $4.2 million, of which $2.0 million was recorded by our CPG reportable segment for impairment losses on indefinite-lived trade names and approximately $2.2 million was recorded by our SPG reportable segment for impairment losses on definite-lived customer-related intangibles.  Refer to Note C “Goodwill and Other Intangible Assets” for additional details on these indefinite-lived intangible asset impairment charges.

12) Advertising Costs

Advertising costs are charged to operations when incurred and are included in SG&A expenses. For the years ended May 31, 2021, 2020 and 2019, advertising costs were $61.1 million, $49.7 million and $57.5 million, respectively.

13) Research and Development

Research and development costs are charged to operations when incurred and are included in SG&A expenses. The amounts charged to expense for the years ended May 31, 2021, 2020 and 2019 were $77.6 million, $76.5 million and $71.6 million, respectively.

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

15) Investment (Income), Net

Investment (income), net, consists of the following components:

Year Ended May 31,	2021	2020	2019
(In thousands)
Interest (income)	$(3,555)	$(5,313)	$(4,885)
Net (gain) loss on marketable securities	(38,774)	(1,629)	8,366
Dividend (income)	(2,121)	(2,797)	(4,211)
Investment (income), net	$(44,450)	$(9,739)	$(730)

Net (Gain) Loss on Marketable Securities

Year Ended May 31,	2021	2020	2019
(In thousands)
Unrealized (gains) losses on marketable equity securities	$(16,133)	$(1,457)	$5,827
Realized (gains) losses on marketable equity securities	(22,680)	(237)	2,322
Realized losses on available-for-sale debt securities	39	65	217
Net (gain) loss on marketable securities	$(38,774)	$(1,629)	$8,366

16) Other Expense, Net

Other expense, net, consists of the following components:

Year Ended May 31,	2021	2020	2019
(In thousands)
Royalty expense (income), net (a)	$(387)	$5,206	$(96)
(Income) related to unconsolidated equity affiliates	(516)	(165)	(332)
Pension non-service costs	14,542	6,076	1,647
Loss on extinguishment of debt (b)	-	-	3,051
Loss on divestiture (c)	-	949	-
Other expense, net	$13,639	$12,066	$4,270

(a)	Includes a $5.3 million charge incurred during the fourth quarter of fiscal 2020 related to the termination of a licensing agreement within our Consumer reportable segment.
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

18) Earnings Per Share of Common Stock

Earnings per share (EPS) is computed using both the treasury stock and two-class method, as our unvested share-based payment awards contain rights to receive non-forfeitable dividends are considered participating securities. We calculate both Basic and Diluted EPS under each method and compare the results, reporting the method that is most dilutive.

Basic EPS of common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.  Diluted EPS of common stock is computed on the basis of the weighted-average number of shares of common stock, plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method.  Dilutive potential shares of common stock include outstanding SARS, restricted stock awards and convertible notes.  The treasury stock method also assumes that we use the proceeds from the hypothetical exercise of the stock compensation awards to repurchase common stock at the average market price during the period.

The two-class method determines EPS for each class of common stock and participating securities according to dividends and dividend equivalents and their respective participation rights in undistributed earnings.

See Note L, “Earnings Per Share,” to the Consolidated Financial Statements for additional information.

19) Recent Accounting Pronouncements

New Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Additionally, the standard amends the current available-for-sale securities other-than-temporary impairment model for debt securities. The guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods therein.  The adoption of this new guidance, effective June 1, 2020, using the modified retrospective transition method, did not result in a cumulative-effect adjustment to the opening balance of retained earnings at June 1, 2020 and did not have a material impact on our Consolidated Financial Statements. Refer to Note Q, “Revenue” for additional information.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20), Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with employers that sponsor defined benefit or other postretirement plans. This guidance is effective for fiscal years ending after December 15, 2020. Early adoption was permitted for all entities and the amendments in this update are required to be applied on a retrospective basis to all periods presented. The adoption of this new guidance, effective for the fiscal year ending May 31, 2021, did not have a material impact on our Consolidated Financial Statements or disclosures.

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

20) Subsequent Event

Share Repurchases

From June 1, 2021 through July 23, 2021, we have repurchased 133,388 shares of RPM common stock since May 31, 2021, at a cost of approximately $12.5 million, or an average of $93.71 per share, under the stock repurchase program described further in Note I, “Stock Repurchase Program.”

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

The disruption caused by the outbreak of the Covid pandemic delayed the finalization of our 2020 MAP to Growth past the original target completion date of December 31, 2020.  In recognition of the fact our restructuring plan extends past calendar year 2020, we began referring to it simply as our “MAP to Growth.”

On May 31, 2021, we formally concluded our MAP to Growth.  However, certain projects identified prior to May 31, 2021 will not be completed until fiscal 2022, and as such, we plan to continue recognizing restructuring expense throughout fiscal 2022.  The final implementation and total expected costs are subject to change as we complete these projects.

Our execution of the MAP to Growth drove the de-layering and simplification of management and businesses associated with group realignment.  We have implemented four center-led functional areas including manufacturing and operations; procurement and supply chain; information technology; and accounting and finance.

Our MAP to Growth optimized our manufacturing facilities and provided more efficient plant and distribution facilities.  Through the balance sheet date, in association with our MAP to Growth, we have completed, or are in the process of completing, the planned closure of 28 plants and 28 warehouses.  We also expect to incur additional severance and benefit costs as part of our planned closure of these facilities.

Although our MAP to Growth has concluded, we will continue to assess and find areas of improvement and cost savings.  As such, the final implementation and total expected costs are subject to change.  In addition to the announced plan, we have continued to broaden the scope of our MAP to Growth, specifically in consolidation of the general and administrative areas, potential outsourcing, as well as additional future plant closures and consolidations; the estimated costs of which have not yet been finalized.  The current total expected costs associated with this plan are outlined in the table below and increased by approximately $5.2 million compared to our prior quarter estimate, primarily attributable to increases of approximately $2.6 million in expected severance and benefit costs and $2.6 million and facility closure and other related costs.

A summary of the charges recorded in connection with restructuring by reportable segment during is as follows:

	Year Ended	Year Ended	Year Ended	Cumulative Costs	Total Expected
(in thousands)	May 31, 2021	May 31, 2020	May 31, 2019	to Date	Costs
CPG Segment:
Severance and benefit costs (a)	$3,194	$6,866	$9,459	$21,288	$21,534
Facility closure and other related costs	2,103	1,508	1,924	6,580	7,836
Other asset write-offs	38	352	215	1,978	1,978
Total Charges	$5,335	$8,726	$11,598	$29,846	$31,348

PCG Segment:
Severance and benefit costs (b)	$2,974	$6,973	$6,012	$16,359	$16,900
Facility closure and other related costs	1,282	1,873	3,474	6,629	7,735
Other asset write-offs	316	248	353	917	917
Total Charges	$4,572	$9,094	$9,839	$23,905	$25,552

Consumer Segment:
Severance and benefit costs (c)	$1,840	$3,089	$1,726	$12,307	$12,307
Facility closure and other related costs	3,147	2,245	1,553	12,081	14,024
Other asset write-offs	301	4,094	25	4,420	4,420
Total Charges	$5,288	$9,428	$3,304	$28,808	$30,751

SPG Segment:
Severance and benefit costs (d)	$1,197	$1,592	$5,338	$8,127	$9,504
Facility closure and other related costs	1,424	2,922	1,244	5,590	6,460
Other asset write-offs	99	119	1,003	1,221	1,221
Total Charges	$2,720	$4,633	$7,585	$14,938	$17,185

Corporate/Other Segment:
Severance and benefit costs (e)	$191	$1,227	$9,984	$13,538	$13,538
Total Charges	$191	$1,227	$9,984	$13,538	$13,538

Consolidated:
Severance and benefit costs	$9,396	$19,747	$32,519	$71,619	$73,783
Facility closure and other related costs	7,956	8,548	8,195	30,880	36,055
Other asset write-offs	754	4,813	1,596	8,536	8,536
Total Charges	$18,106	$33,108	$42,310	$111,035	$118,374

a)

Severance and benefit costs are associated with the elimination of 34 positions, 112 positions and 109 positions during fiscal 2021, 2020 and 2019, respectively.   Additionally, $0.2 million included in the fiscal year 2019 charges are associated with the prior elimination of one position within the legal function during fiscal 2018.

b)	Severance and benefit costs are associated with the elimination of 71 positions, 161 positions and 114 positions during fiscal 2021, 2020 and 2019, respectively.
c)	Severance and benefit costs are associated with the elimination of 29 positions, 92 positions and 21 positions during fiscal 2021, 2020 and 2019, respectively.
d)	Severance and benefit costs are associated with the elimination of 35 positions and 94 positions and 130 positions during fiscal 2021, 2020 and 2019, respectively.
e)

Severance and benefit costs are associated with the elimination of two positions during fiscal 2020.  Also reflects fiscal 2019 charges related to the severance of two corporate executives, as well as accelerated vesting of equity awards for two corporate executives, four SPG segment executives and three CPG segment executives in connection with the aforementioned restructuring activities.

A summary of the activity in the restructuring reserves related to our MAP to Growth is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2019	$4,837	$7,857	$-	$12,694
Additions charged to expense	19,747	8,548	4,813	33,108
Cash payments charged against reserve	(17,038)	(9,239)	-	(26,277)
Non-cash charges and other adjustments	(189)	(1,286)	(4,813)	(6,288)
Balance at May 31, 2020	$7,357	$5,880	$-	$13,237
Additions charged to expense	9,396	7,956	754	18,106
Cash payments charged against reserve	(12,413)	(8,268)	(335)	(21,016)
Non-cash charges and other adjustments	90	(4,278)	(419)	(4,607)
Balance at May 31, 2021	$4,430	$1,290	$-	$5,720

In connection with our MAP to Growth, during fiscal 2021, we incurred approximately $1.5 million and $0.1 million of inventory-related charges at our Consumer and CPG segments, respectively.  All of the aforementioned inventory-related charges were the result of initiatives in connection with our overall plan of restructuring, and are recorded in costs of sales in our Consolidated Statements of Income.

In connection with our MAP to Growth, during fiscal 2020, we incurred approximately $16.3 million, $3.2 million, $0.7 million and $0.1 million of inventory-related charges at our Consumer, PCG, CPG and SPG segments, respectively.  All of the aforementioned inventory-related charges were the result of the exit of a business or product line and SKU rationalization initiatives in connection with our overall plan of restructuring, and are recorded in cost of sales in our Consolidated Statements of Income.

In connection with our MAP to Growth, during fiscal 2019, we incurred approximately $1.0 million, $9.0 million and $2.1 million of inventory-related charges at our CPG, PCG and Consumer segments, respectively.  The inventory-related charges are partially offset by a favorable adjustment of approximately $0.2 million to the fiscal 2018 write-off at our Consumer segment.  All of the aforementioned inventory-related charges were the result of the exit of a business or product line and SKU rationalization initiatives in connection with our overall plan of restructuring, and are recorded in cost of sales in our Consolidated Statements of Income.

NOTE C — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reportable segment, for the years ended May 31, 2021 and 2020, are as follows:

	CPG	PCG	Consumer	SPG
(In thousands)	Segment	Segment	Segment	Segment	Total
Balance as of June 1, 2019	$407,429	$185,259	$499,387	$153,687	$1,245,762
Acquisitions	14,689	3,023	-	10,352	28,064
Translation adjustments & other (1)	(16,764)	(2,878)	(3,169)	(949)	(23,760)
Balance as of May 31, 2020	405,354	185,404	496,218	163,090	1,250,066
Acquisitions	2,295	16,174	20,126	2,134	40,729
Translation adjustments & other	35,866	5,460	8,886	4,747	54,959
Balance as of May 31, 2021	$443,515	$207,038	$525,230	$169,971	$1,345,754

(1)	Activity includes a $2.3 million decrease to goodwill within our Consumer segment related to adjustments to preliminary purchase price allocations, primarily due to deferred tax adjustments.

Total accumulated goodwill impairment losses were $156.3 million at May 31, 2021.  Of the accumulated balance, $141.4 million was recorded during the fiscal year ended May 31, 2017 by a reporting unit that at the time was included in our Consumer segment and is now included in our SPG segment, and $14.9 million was recorded during the fiscal year ended May 31, 2009 by a reporting unit that at the time was included in our former Industrial reportable segment and is now included in our CPG segment. There were no impairment losses recorded during fiscal 2021, 2020 or 2019.

Other intangible assets consist of the following major classes:

		Gross		Net Other
	Amortization	Carrying	Accumulated	Intangible
(In thousands)	Period (In Years)	Amount	Amortization	Assets
As of May 31, 2021
Amortized intangible assets
Formulae	9 to 33	$234,037	$(172,989)	$61,048
Customer-related intangibles	5 to 33	505,710	(233,496)	272,214
Trademarks/names	5 to 40	34,326	(20,575)	13,751
Other	5 to 33	34,086	(25,707)	8,379
Total Amortized Intangibles		808,159	(452,767)	355,392
Indefinite-lived intangible assets
Trademarks/names		273,301	-	273,301
Total Other Intangible Assets		$1,081,460	$(452,767)	$628,693
As of May 31, 2020
Amortized intangible assets
Formulae	9 to 33	$230,621	$(160,771)	$69,850
Customer-related intangibles	5 to 33	439,153	(197,752)	241,401
Trademarks/names	5 to 40	30,700	(17,224)	13,476
Other	1 to 33	32,224	(23,281)	8,943
Total Amortized Intangibles		732,698	(399,028)	333,670
Indefinite-lived intangible assets
Trademarks/names		250,710	-	250,710
Total Other Intangible Assets		$983,408	$(399,028)	$584,380

The aggregate intangible asset amortization expense for the fiscal years ended May 31, 2021, 2020 and 2019 was $44.3 million, $45.6 million and $45.1 million, respectively. For the next five fiscal years, we estimate annual intangible asset amortization expense related to our existing intangible assets to approximate the following: fiscal 2022 — $44.3 million, fiscal 2023 — $40.8 million, fiscal 2024 — $37.8 million, fiscal 2025 — $33.0 million and fiscal 2026 — $28.9 million.

During fiscal 2021, we did not record an impairment charge. During fiscal 2020 we recorded a $4.0 million impairment loss, which was classified in restructuring expense within our Consumer reportable segment, for impairment losses on indefinite-lived trade names, as a result of a decision to exit an unprofitable business and abandon a tradename in connection with MAP to Growth. During fiscal 2019 we recorded $4.2 million of intangible asset impairment losses, of which $2.0 million was recorded by our CPG reportable segment for impairment losses on trade names and approximately $2.2 million was recorded by our SPG reportable segment for impairment losses on customer-related intangibles.

NOTE D — MARKETABLE SECURITIES

The following tables summarize available-for-sale debt securities held at May 31, 2021 and 2020 by asset type:

	Available-For-Sale Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2021
Fixed maturity:
U.S. treasury and other government	$26,154	$593	$(184)	$26,563
Corporate bonds	143	39	-	182
Total available-for-sale debt securities	$26,297	$632	$(184)	$26,745

	Available-For-Sale Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2020
Fixed maturity:
U.S. treasury and other government	$25,462	$1,314	$(40)	$26,736
Corporate bonds	143	43	-	186
Total available-for-sale debt securities	$25,605	$1,357	$(40)	$26,922

Marketable securities are composed of available-for-sale debt securities and marketable equity securities and all marketable securities are reported at fair value.  We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our general and product liability insurance claims processed through our wholly owned captive insurance subsidiaries.

Available-for-sale debt securities are included in other current and long-term assets totaling $3.9 million and $22.8 million at May 31, 2021, respectively, and included in other current and long-term assets totaling $7.6 million and $19.3 million at May 31, 2020, respectively.  Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss), net of applicable taxes, within stockholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds it related fair value.

As of May 31, 2021 and 2020, we held approximately $142.1 million and $87.1 million in marketable equity securities, respectively.  Realized and unrealized gains and losses on marketable equity securities are included in investment (income), net in the Consolidated Statements of Income.  Refer to Note A(15), “Investment (Income), Net,” for further details.

Summarized below are the available-for-sale debt securities we held at May 31, 2021 and 2020 that were in an unrealized loss position and that were included in accumulated other comprehensive income (loss), aggregated by the length of time the investments had been in that position:

	May 31, 2021		May 31, 2020
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$8,420	$(184)	$2,028	$(40)
Unrealized losses with a loss position for less than 12 months	6,920	(152)	-	-
Unrealized losses with a loss position for more than 12 months	1,500	(32)	2,028	(40)

We have reviewed all of the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. The decline in fair value is largely due to changes in interest rates and other market conditions. We have evaluated these securities and have determined no allowance for credit losses is necessary for these investments.

The net carrying values of available-for-sale debt securities at May 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$3,892	$3,890
One year through five years	14,591	14,964
Six years through ten years	5,221	5,318
After ten years	2,593	2,573
	$26,297	$26,745

NOTE E — FAIR VALUE MEASUREMENTS

Financial instruments recorded in the balance sheet include cash and cash equivalents, trade accounts receivable, marketable securities, notes and accounts payable, and debt.

An allowance for credit losses is established for trade accounts receivable using assessments of current creditworthiness of customers, historical collection experience, the aging of receivables and other currently available evidence. Trade accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. All provisions for allowance for doubtful collection of accounts are included in selling, general, and administrative expense.

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2021
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$26,563	$-	$26,563
Corporate bonds	-	182	-	182
Total available-for-sale debt securities	-	26,745	-	26,745
Marketable equity securities:
Stocks-foreign	768	-	-	768
Stocks-domestic	6,975	-	-	6,975
Mutual funds - foreign	-	47,916	-	47,916
Mutual funds - domestic	-	86,428	-	86,428
Total marketable equity securities	7,743	134,344	-	142,087
Contingent consideration	-	-	(13,335)	(13,335)
Total	$7,743	$161,089	$(13,335)	$155,497

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2020
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$26,736	$-	$26,736
Corporate bonds	-	186	-	186
Total available-for-sale debt securities	-	26,922	-	26,922
Marketable equity securities:
Stocks-domestic	3,870	-	-	3,870
Mutual funds - foreign	-	28,815	-	28,815
Mutual funds - domestic	-	63,536	-	63,536
Total marketable equity securities	3,870	92,351	-	96,221
Contingent consideration	-	-	(15,682)	(15,682)
Total	$3,870	$119,273	$(15,682)	$107,461

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During fiscal 2021, we paid approximately $2.8 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current year.  During fiscal 2020, we paid approximately $6.4 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during fiscal 2020.  These amounts are reported in payments of acquisition-related contingent consideration in the Consolidated Statements of Cash Flows.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these financial instruments. At May 31, 2021 and 2020, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of May 31, 2021 and 2020 are as follows:

	At May 31, 2021
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$246,704	$246,704
Marketable equity securities	142,087	142,087
Available-for-sale debt securities	26,745	26,745
Long-term debt, including current portion	2,379,826	2,570,206

	At May 31, 2020
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$233,416	$233,416
Marketable equity securities	87,111	87,111
Available-for-sale debt securities	26,922	26,922
Long-term debt, including current portion	2,539,180	2,618,719

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

Separately, in February 2020, as a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we executed a cash flow hedge and two cross currency swaps, in which we will pay fixed rate interest in Euros and receive variable rate interest in U.S. Dollars with a combined notional amount of approximately €277.73 million ($300 million U.S. Dollar equivalent), and which have a maturity date of February 2023. This effectively converts our U.S. Dollar denominated variable rate debt to Euro denominated fixed rate debt.  The cash flow hedge is recognized at fair value in our Consolidated Balance Sheets, while changes in the fair value of the hedge will be recognized in AOCI when the hedged items affect earnings.  Amounts recognized in AOCI will be recognized in earnings in interest expense when the hedged interest payment is accrued.  We designated the swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized in AOCI to offset the changes in the values of the net investments being hedged. In addition, in February 2020, as a means of mitigating the variability of the functional-currency-equivalent cash flows associated with the U.S. Dollar denominated term loan facility (referred to as Foreign Borrower’s Term Loan), we executed a cash flow hedge, in which we will pay fixed rate interest in Euros and receive variable rate interest in U.S. Dollars with a notional amount of approximately €92.52 million ($100 million U.S. Dollar equivalent), and which have a maturity date of February 2023. This effectively converts our U.S. Dollar denominated variable rate debt to Euro denominated fixed rate debt. The cash flow hedge is recognized at fair value in our Consolidated Balance Sheets, while changes in the fair value of the hedge will be recognized in AOCI when the hedged items affect earnings. Amounts recorded in AOCI will be recognized in earnings in interest expense when the hedged interest payment is accrued. In addition, since this currency swap is a hedge of variability of the functional-currency-equivalent cash flows of a recognized liability to be remeasured at spot exchange rates under ASC 830, an amount that will offset the gain or loss arising from the remeasurement of the hedged liability will be reclassified each period from AOCI to earnings as foreign exchange gain/(loss), which is a component of SG&A expenses.

The following table summarizes the location and effects of our derivatives instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Income for gains or losses initially recognized in AOCI in the Consolidated Balance Sheet:

	Pretax gain/(loss) recognized in AOCI				Pretax gain/(loss) reclassified from AOCI into income
(In thousands)	Year Ended May 31,				Year Ended May 31,
Derivatives in hedging relationships	2021	2020	2019	Income Statement Location	2021	2020	2019
Interest Rate Swap (Cash Flow)	$(1,226)	$(7,998)	$-	Interest (Expense) Income	$(3,380)	$170	$-
Cross Currency Swap (Cash Flow)	(9,207)	(2,254)	-	Interest Income	638	554	-
Cross Currency Swap (Cash Flow)	-	-	-	Foreign Exchange (Loss)	(9,874)	(2,654)	-
Cross Currency Swap (Net Investment)	(31,380)	1,866	4,998	Gain or (loss) on sale of subsidiary	-	-	-
Total	$(41,813)	$(8,386)	$4,998		$(12,616)	$(1,930)	$-

Derivatives Not Designated as Hedges

At May 31, 2021 and 2020, we held one foreign currency forward contract at each period end designed to reduce our exposure to changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows.  These contracts have not been designated as hedges; therefore, the changes in fair value of the contracts are recognized in earnings as a component of SG&A expenses. Amounts recognized in earnings did not have a material impact on our Consolidated Financial Statements for any period presented. As of May 31, 2021, and May 31, 2020, the notional amounts of the forward contract held to purchase foreign currencies was $191.7 million and $63.2 million, respectively.

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

The fair values of qualifying and non-qualifying instruments used in hedging transactions as of May 31, 2021 and May 31, 2020 are as follows:

(In thousands)			Fair Value
Derivatives Designated as Hedging Instruments		Balance Sheet Location	May 31, 2021	May 31, 2020
Assets:
	Cross Currency Swap (Net Investment)	Other Current Assets	$6,233	$5,352
	Cross Currency Swap (Cash Flow)	Other Current Assets	516	750
	Cross Currency Swap (Net Investment)	Other Assets (Long-Term)	-	12,409
Liabilities:
	Interest Rate Swap (Cash Flow)	Other Accrued Liabilities	3,547	2,981
	Cross Currency Swap (Net Investment)	Other Accrued Liabilities	1,321	294
	Cross Currency Swap (Net Investment)	Other Long-Term Liabilities	39,228	18,204
	Cross Currency Swap (Cash Flow)	Other Long-Term Liabilities	13,786	3,608
	Interest Rate Swap (Cash Flow)	Other Long-Term Liabilities	2,467	5,187

(In thousands)			Fair Value
Derivatives Not Designated as Hedging Instruments		Balance Sheet Location	May 31, 2021	May 31, 2020
Assets:
	Foreign Currency Exchange	Other Current Assets	$212	$-
Liabilities:
	Foreign Currency Exchange	Other Accrued Liabilities	-	53

NOTE G — BORROWINGS

A description of long-term debt follows:

May 31,	2021	2020
(In thousands)
Revolving credit facility with a syndicate of banks, through October 31, 2023(1)	$336,996	$419,317
Accounts receivable securitization program with two banks, through May 21, 2024 (2)	-	79,756
Unsecured 3.45% senior notes due November 15, 2022 (3)	300,387	300,615
Unsecured $100M Term Loan due February 21, 2023 (4)	99,880	99,810
Unsecured $300M Term Loan due February 21, 2023 (4)	299,640	299,431
Unsecured 3.75% notes due March 15, 2027 (5)	397,527	397,058
Unsecured 4.55% senior notes due March 1, 2029 (6)	346,904	346,514
Unsecured 5.25% notes due June 1, 2045 (7)	298,745	298,668
Unsecured 4.25% notes due January 15, 2048 (8)	296,714	296,590
Other obligations, including finance leases and unsecured notes payable at various rates of interest due in installments through 2027	3,033	1,421
	2,379,826	2,539,180
Less: current portion	1,282	80,890
Total Long-Term Debt, Less Current Maturities	$2,378,544	$2,458,290

(1)

Interest at May 31, 2021 was tied to LIBOR and averaged 1.4609% for USD denominated debt ($37.7 million), 1.3950% for AUD denominated debt ($44.0 million) and 1.3750% on EUR denominated debt ($257.9 million).  Interest at May 31, 2020 was tied to LIBOR and averaged 1.5505% for USD denominated debt ($218.3 million), 1.4650% for AUD denominated debt ($37.2 million) and 1.3750% on EUR denominated debt ($167.5 million).  At May 31, 2021 and 2020, the revolving credit facility is adjusted for debt issuance costs, net of amortization, for approximately $2.6 million and $3.7 million, respectively.

(2)	At May 31, 2020, the accounts receivable securitization program is adjusted for debt issuance costs, net of amortization, of approximately $0.2 million, respectively.
(3)

The $300.0 million face amount of the notes due 2022 is adjusted for the amortization of the original issue discount and mark-to-market derivative asset of approximated $0.1 million and ($0.8 million) at May 31, 2021 and approximated $0.1 million and ($1.3 million) at May 31, 2020, respectively.  The original issue discount effectively reduced the ultimate proceeds from the financing.  The effective interest rate on the notes, including the amortization of the discount, is 3.465%.  At May 31, 2021 and 2020, the notes are reduced by debt issuance costs, net of amortization, for approximately $0.4 million and $0.6 million, respectively.

(4)	At May 31, 2021 and 2020, the Term Loan is adjusted for deferred financing fees, net of amortization, of approximately $0.5 million and $0.8 million, respectively.
(5)

The $400.0 million face amount of the notes due 2027 is adjusted for the amortization of the original issue discount, which approximated $0.2 million and $0.3 million at May 31, 2021 and 2020, respectively.  The original issue discount effectively reduced the ultimate proceeds from the financing.  The effective interest rate on the notes, including the amortization of the discount, is 3.767%.  At May 31, 2021 and 2020, the notes are adjusted for debt issuance costs, net of amortization, for approximately $2.3 million and $2.6 million, respectively.

(6)

The $350.0 million aggregate principal amount of the notes due 2029 is adjusted for the amortization of the original issue discount, which approximated $0.4 million and $0.5 million at May 31, 2021 and 2020, respectively. The original issue discount effectively reduced the ultimate proceeds from the financing. The effective interest rate on the notes, including the amortization of the discount, was 4.568%.  At May 31, 2021 and 2020, the notes were adjusted for debt issuance costs, net of amortization, for approximately $2.7 million and $3.0 million, respectively.

(7)

The $250.0 million face amount of the notes due 2045 is adjusted for the amortization of the original issue discount, which approximated $1.4 million at May 31, 2021 and 2020. The original issue discount effectively reduced the ultimate proceeds from the financing. The effective interest rate on the notes, including the amortization of the discount, is 5.29%. In March 2017, as a further issuance of the 5.25% notes due 2045, we closed an offering of $50.0 million aggregate principal, which is adjusted for the unamortized premium received at issuance, which approximated $2.9 million at May 31, 2021 and 2020.  The premium effectively increased the proceeds from the financing.  The effective interest rate on the $50.0 million notes issued March 2017 is 4.839%.  At May 31, 2021 and 2020, the notes are adjusted for debt issuance costs, net of amortization, for approximately $2.8 million and $2.9 million, respectively.

(8)

The $300.0 million face amount of the notes due 2048 is adjusted for the debt issuance cost, net of amortization, which approximated $3.3 million and $3.4 million at May 31, 2021 and 2020, respectively. The effective interest rate on the notes is 4.25%.

The aggregate maturities of long-term debt for the five years subsequent to May 31, 2021 are as follows: fiscal 2022 — $1.4 million; fiscal 2023 — $701.5 million; fiscal 2024 — $340.2 million; fiscal 2025 — $0.5 million; fiscal 2026 — $0.3 million and thereafter $1,350.9 million.  Additionally, at May 31, 2021, we had unused lines of credit totaling $1.2 billion.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1,457.1 million at May 31, 2021. Our debt-to-capital ratio was 57.8% at May 31, 2021, compared with 66.8% at May 31, 2020.

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

The Revolving Credit Facility requires us to comply with various customary affirmative and negative covenants, including a leverage covenant (i.e., Net Leverage Ratio) and interest coverage ratio, which are calculated in accordance with the terms as defined by the Revolving Credit Facility.  On April 30, 2020, we amended both our Revolving Credit Facility and the New Credit Facility (see “Term Loan Facility Credit Agreement” section below for further details) to allow the maximum permitted Net Leverage Ratio to be increased from 3.75 to 1.0 to 4.25 to 1.0 for four consecutive fiscal quarters following notice to the Administrative Agent on or before June 30, 2021 and the payment of a ten basis point fee (“Increased Net Leverage Ratio Period”). Such increase is in addition to any increase requested by us in the maximum permitted Net Leverage Ratio following a Material Acquisition (any acquisition for which the aggregate consideration is $100.0 million or greater).  During an Increased Net Leverage Ratio Period, the Euro-Rate Spread on loans under the Revolving Credit Facility shall be increased to 1.75% and the Base Rate Spread shall be 0.75% until the first day of the month following the Increased Net Leverage Ratio Period; provided, however, if at any time during an Increased Net Leverage  Ratio, all three rating agencies rate the Company as non-investment grade, the Euro-Rate Spread shall be 2.0% and the Base Rate Spread shall be 1.0% in each case until earlier of the first day of the month after the Increased Net Leverage Ratio or the date on which at least one rating agency rates us as investment grade.  As of May 31, 2021, we have not provided any notice to the Administrative Agent to trigger this provision.  Furthermore, no such notice was provided, subsequent to the balance sheet date, on or before June 30, 2021, and as such, this provision has lapsed.

Under the terms of the leverage covenant, we may not permit our leverage ratio for total indebtedness to consolidated EBITDA for the four most recent fiscal quarters to exceed 3.75 to 1.0.  During certain periods and per the terms of the Revolving Credit Facility, this ratio may be increased to 4.25 to 1.0 in connection with certain “material acquisitions,” or under the Increased Net Leverage Ratio Period.  The acquisition of Ali Industries, LLC which occurred on September 1, 2020 and qualified as a “material acquisition,” which enables us to request an increase in the maximum permitted Net Leverage Ratio covenant. We provided such notice to our Administrative Agent during our second quarter of fiscal 2021, and therefore, our Net Leverage Ratio covenant has been increased to 4.25 to 1.0 through August 31, 2021.  The minimum required consolidated interest coverage ratio for EBITDA to interest expense is 3.50 to 1.  The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended using EBITDA as defined in the Revolving Credit Facility.

As of May 31, 2021, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 2.17 to 1, while our interest coverage ratio was 12.24 to 1. Our available liquidity under our Revolving Credit Facility stood at $960.4 million at May 31, 2021.

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

Accounts Receivable Securitization Program

On May 9, 2014, we entered into a $200.0 million accounts receivable securitization facility (the “AR Program”) which was subsequently amended on May 22, 2020 to a maximum availability of $250.0 million and an extended facility termination date of May 21, 2021. On March 18, 2021, we amended the AR Program to a maximum availability of $250 million during all borrowing periods and an extended facility termination date of May 21, 2024.  The AR Program was entered into pursuant to (1) a second amended and restated receivables sales agreement, dated as of May 9, 2014, and subsequently amended on August 29, 2014; November 3, 2015; December 31, 2016; March 31, 2017; and June 5, 2020 (the “Sale Agreement”), among certain of our subsidiaries (the “Originators”), and RPM Funding Corporation, a special purpose entity (the “SPE”) whose voting interests are wholly owned by us, and (2) an amended and restated receivables purchase agreement, dated as of May 9, 2014 and subsequently amended on February 25, 2015 and May 2, 2017, May 22, 2020 and March 18, 2021 (the “Purchase Agreement”), among the SPE, certain purchasers from time to time party thereto (the “Purchasers”), and PNC Bank, National Association as administrative agent.

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

The maximum availability under the AR Program is $250.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Program.  As of May 31, 2021, there was no outstanding balance under the AR Program, which compares with the maximum availability on that date of $250.0 million.

The interest rate under the Purchase Agreement is based on the Alternate Base Rate, LIBOR Market Index Rate, one-month LIBOR or LIBOR for a specified tranche period, as selected by us, plus in each case, a margin of 0.85%. In addition, as set forth in an Amended and Restated Fee Letter, dated March 18, 2021 (the “Fee Letter”), the SPE is obligated to pay a monthly unused commitment fee to the Purchasers based on the daily amount of unused commitments under the Agreement, which ranges from 0.30% to 0.50% based on usage.  The AR Program contains various customary affirmative and negative covenants and also contains customary default and termination provisions.

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

Term Loan Facility Credit Agreement

On February 21, 2020, we and our subsidiary, RPM Europe Holdco B.V. (formerly “RPM New Horizons Netherlands, B.V”). (the “Foreign Borrower”), entered into an unsecured syndicated term loan facility credit agreement (the “New Credit Facility”) with the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders. The New Credit Facility provides for a $300 million term loan to us and a $100 million term loan to the Foreign Borrower (together, the “Term Loans”), each of which was fully advanced on the closing date. The Term Loans mature on February 21, 2023, with no scheduled amortization before that date, and the Term Loans may be prepaid at any time without penalty or premium. We agreed to guarantee all obligations of the Foreign Borrower under the New Credit Facility.  The proceeds of the Term Loans were used to repay a portion of the outstanding borrowings under our revolving credit facility. During fiscal 2021, the New Credit Facility was amended to replace RPM New Horizons Netherlands, B.V. with RPM Europe Holdco B.V.

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

The New Credit Facility contains customary covenants, including but not limited to, limitations on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, make certain investments, or sell or transfer assets. Additionally, we may not permit (i) our consolidated interest coverage ratio to be less than 3.5 to 1.0, or (ii) our leverage ratio (defined as the ratio of total indebtedness, less unencumbered cash and cash equivalents in excess of $50 million, to consolidated EBITDA for the four most recent fiscal quarters) to exceed 3.75 to 1.0. Upon notification to the lenders, however, the maximum permitted leverage ratio can be relaxed to 4.25 to 1.0 for a one-year period in connection with certain material acquisitions. In addition, the agreement was amended on April 30, 2020 to allow the maximum permitted Net Leverage Ratio to be increased to 4.25 to 1 during certain periods (refer to the “Revolving Credit Agreement”).  As noted in the “Revolving Credit Agreement” above, we provided notice to our Administrative Agent during our second quarter of fiscal 2021, and therefore, our Net Leverage Ratio covenant has been increased to 4.25 to 1.0 through August 31, 2021.  The covenants contained in the New Credit Facility are substantially similar to those contained in our Revolving Credit Facility.  See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at May 31, 2021.

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

NOTE H — INCOME TAXES

The provision for income taxes is calculated in accordance with ASC 740, which requires the recognition of deferred income taxes using the asset and liability method.

Income before income taxes as shown in the Consolidated Statements of Income is summarized below for the periods indicated.

Year Ended May 31,	2021	2020	2019
(In thousands)
United States	$462,468	$317,290	$215,201
Foreign	205,970	90,474	124,644
Income Before Income Taxes	$668,438	$407,764	$339,845

Provision (benefit) for income taxes consists of the following for the periods indicated:

Year Ended May 31,	2021	2020	2019
(In thousands)
Current:
U.S. federal	$60,666	$65,195	$20,388
State and local	18,959	17,743	8,623
Foreign	65,125	31,894	37,713
Total Current	144,750	114,832	66,724
Deferred:
U.S. federal	20,027	(19,212)	15,298
State and local	3,878	(3,031)	1,414
Foreign	(3,717)	10,093	(11,278)
Total Deferred	20,188	(12,150)	5,434
Provision for Income Taxes	$164,938	$102,682	$72,158

The significant components of deferred income tax assets and liabilities as of May 31, 2021 and 2020 were as follows:

	2021	2020
(In thousands)
Deferred income tax assets related to:
Inventories	$12,189	$12,341
Allowance for losses	-	4,294
Accrued compensation and benefits	24,637	14,686
Accrued other expenses	28,511	15,107
Deferred income and other long-term liabilities	22,859	22,030
Credit and net operating and capital loss carryforwards	65,091	65,994
Net unrealized loss on securities	9,189	16,892
Pension and other postretirement benefits	34,180	76,147
Total Deferred Income Tax Assets	196,656	227,491
Less: valuation allowances	(64,696)	(66,855)
Net Deferred Income Tax Assets	131,960	160,636
Deferred income tax (liabilities) related to:
Depreciation	(85,717)	(70,588)
Amortization of intangibles	(107,963)	(109,926)
Unremitted foreign earnings	(17,871)	(8,781)
Total Deferred Income Tax (Liabilities)	(211,551)	(189,295)
Deferred Income Tax Assets (Liabilities), Net	$(79,591)	$(28,659)

At May 31, 2021, we had U.S. capital loss carryforwards of approximately $25.8 million, of which $21.5 million will expire if not used by the end of fiscal 2022, with the balance expiring if unused by the end of fiscal 2025. Also, as of May 31, 2021, we had foreign tax credit carryforwards of $27.3 million, which expire through fiscal 2031.  Additionally, as of May 31, 2021, we had approximately $4.5 million of tax benefits associated with state net operating loss carryforwards and state tax credit carryforwards, some of which expire at various dates beginning in fiscal 2022. Also, as of May 31, 2021, we had foreign net operating loss carryforwards of approximately $149.4 million, of which approximately $14.7 million will expire at various dates beginning in fiscal 2022 and approximately $134.7 million that have an indefinite carryforward period. Additionally, as of May 31, 2021, we had foreign capital loss carryforwards of approximately $26.8 million that can be carried forward indefinitely.

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

Total valuation allowances of approximately $64.7 million and $66.9 million have been recorded as of May 31, 2021 and 2020, respectively.  These recorded valuation allowances relate primarily to U.S. capital losses, state net operating losses and certain foreign net operating losses, net foreign deferred tax assets and foreign tax credit carryforwards. The year-over-year decrease in valuation allowances is primarily attributable to reversals for the realization of U.S. capital loss carryforwards, partially offset by an increase for foreign tax credit carryforwards.

The following table reconciles income tax expense (benefit) computed by applying the U.S. statutory federal income tax rate against income (loss) before income taxes to the provision (benefit) for income taxes:

Year Ended May 31,	2021	2020	2019
(In thousands, except percentages)
Income tax expense at the U.S. statutory federal income tax rate	$140,372	$85,630	$71,367
Foreign rate differential and other foreign tax adjustments	11,942	3,433	(1,571)
State and local income taxes, net	18,625	11,651	7,224
Impact of GILTI provisions	1,598	3,051	5,772
Nondeductible business expense	616	2,005	2,259
Valuation allowance	(4,389)	14,008	7,021
Deferred tax liability for unremitted foreign earnings	5,348	(5,527)	-
Changes in unrecognized tax benefits	(1,847)	1,292	(8,480)
Other	1,324	(3,351)	1,195
FY19 GILTI impact of issued regulations	-	(4,348)	-
Equity-based compensation	(8,651)	(5,162)	(4,496)
Transition tax liability	-	-	(1,868)
Remeasurement of U.S. deferred income taxes	-	-	(6,265)
Provision for Income Tax Expense	$164,938	$102,682	$72,158
Effective Income Tax Rate	24.7%	25.2%	21.2%

Uncertain income tax positions are accounted for in accordance with ASC 740.  The following table summarizes the activity related to unrecognized tax benefits:

(In millions)	2021	2020	2019
Balance at June 1	$9.0	$8.1	$14.1
Additions based on tax positions related to current year	-	-	0.1
Additions for tax positions of prior years	-	2.0	2.0
Reductions for tax positions of prior years	(1.8)	(0.9)	(7.9)
Foreign currency translation	0.3	(0.2)	(0.2)
Balance at May 31	$7.5	$9.0	$8.1

The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $7.0 million at May 31, 2021, $8.6 million at May 31, 2020 and $7.7 million at May 31, 2019.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At May 31, 2021, 2020 and 2019, the accrual for interest and penalties was $2.9 million, $2.9 million and $3.0 million, respectively. Unrecognized tax benefits, including interest and penalties, have been classified as other long-term liabilities unless expected to be paid in one year.

We file income tax returns in the United States and in various state, local and foreign jurisdictions.  With limited exceptions, we are subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal 2014 through 2021.  We are currently under examination, or have been notified of an upcoming tax examination, for various non-U.S. and domestic state and local jurisdictions.  Although it is possible that certain tax examinations could be resolved during the next 12 months, the timing and outcomes are uncertain.

Our deferred tax liability for unremitted foreign earnings was $17.9 million as of May 31, 2021, which represents our estimate of the tax cost associated with the deemed remittance of $466.6 million of foreign earnings that are not considered to be permanently reinvested.

We have not provided for U.S. income taxes or foreign withholding taxes on the remaining $1.2 billion of foreign unremitted earnings because such earnings have been retained and reinvested by the foreign subsidiaries as of May 31, 2021. Accordingly, no provision has been made for U.S. income taxes or foreign withholding taxes, which may become payable if the remaining unremitted earnings of foreign subsidiaries were distributed to the United States. Due to the uncertainties and complexities involved in the various options for repatriation of foreign earnings, it is not practical to calculate the deferred taxes associated with the remaining foreign earnings.

NOTE I — STOCK REPURCHASE PROGRAM

On January 8, 2008, we announced our authorization of a stock repurchase program under which we may repurchase shares of RPM International Inc. common stock at management’s discretion for general corporate purposes. As announced on November 28, 2018, our goal was to return $1.0 billion in capital to stockholders by May 31, 2021 through share repurchases and the retirement of our convertible note during fiscal 2019.  On April 16, 2019, after taking into account share repurchases under our existing stock repurchase program to date, and the impact of retiring our convertible note, our Board of Directors authorized the repurchase of the remaining $600.0 million in value of RPM International Inc. common stock by May 31, 2021.  As a result, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time.

As previously announced, given macroeconomic uncertainty resulting from the Covid pandemic, we had suspended stock repurchases under the program. In January 2021, our Board of Directors authorized the resumption of stock repurchases under the stock repurchase program. At the time of resuming the program, $469.7 million of shares of common stock remained available for repurchase. The Board of Directors also extended the stock repurchase program beyond its original May 31, 2021 expiration date until such time that the remaining $469.7 million of shares of capital has been returned to our stockholders.

During the fiscal year ended May 31, 2021, we repurchased 594,061 shares of our common stock at a cost of approximately $50.0 million, or an average cost of $84.09 per share, under this program.  During the fiscal year ended May 31, 2020, we repurchased 2,041,847 shares of our common stock at a cost of approximately $125.0 million, or an average cost of $61.22 per share, under this program.  During the fiscal year ended May 31, 2019, we repurchased 3,286,907 shares of our common stock at a cost of approximately $200.2 million, or an average cost of $60.92 per share, under this program.  The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $419.8 million at May 31, 2021.

NOTE J — STOCK-BASED COMPENSATION

Stock-based compensation represents the cost related to stock-based awards granted to our employees and directors; these awards include restricted stock, restricted stock units, performance stocks, performance stock units and SARs. We grant stock-based incentive awards to our employees and our directors under various share-based compensation plans. The plan that is active or provides for stock option grants or share-based payment awards is the Amended and Restated 2014 Omnibus Equity and Incentive Plan (the “2014 Omnibus Plan”), which includes provisions for grants of restricted stock, restricted stock units, performance stock, performance stock units and SARs.  Other plans, which provide for restricted stock grants only, include the 2003 Restricted Stock Plan for Directors (the “2003 Plan”) and the 2007 Restricted Stock Plan (the “2007 Plan”). At May 31, 2021, the shares available for grant out of the 2003 Plan and the 2007 Plan have been exhausted, and all future grants will be issued from the 2014 Omnibus Plan.

We measure stock-based compensation cost at the date of grant, based on the estimated fair value of the award. We recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the related vesting period.

The following table represents total stock-based compensation expense included in our Consolidated Statements of Income:

Year Ended May 31,	2021	2020	2019
(In thousands)
Stock-based compensation expense, included in SG&A	$40,926	$19,789	$31,154
Stock-based compensation expense, included in restructuring expense	47	116	4,283
Total stock-based compensation cost	40,973	19,905	35,437
Income tax (benefit)	(6,877)	(2,784)	(6,937)
Total stock-based compensation cost, net of tax	$34,096	$17,121	$28,500

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

The following is a summary of our weighted-average assumptions related to SARs grants made during the last three fiscal years:

Year Ended May 31,	2021	2020	2019
Risk-free interest rate	0.4%	1.9%	2.9%
Expected life of option	6.5 yrs	6.5 yrs	6.5 yrs
Expected dividend yield	1.8%	2.3%	2.1%
Expected volatility rate	24.0%	22.4%	25.2%

The 2014 Omnibus Plan was approved by our stockholders on October 9, 2014, and amendments to the 2014 Omnibus Plan were subsequently approved by our stockholders in 2018 and 2019.  The 2014 Omnibus Plan provides us with the flexibility to grant a wide variety of stock and stock-based awards, as well as dollar-denominated performance-based awards, and is intended to be the primary stock-based award program for covered employees. SARs are issued at fair value at the date of grant, have up to ten-year terms and have graded-vesting terms over four years. Compensation cost for these awards is recognized on a straight-line basis over the related vesting period. Currently all SARs outstanding are to be settled with stock. As of May 31, 2021, there were 2,005,000 SARs outstanding.

The following tables summarize option and share-based payment activity (including SARs) under these plans during the fiscal year ended May 31, 2021:

	2021
Share-Based Payments	Weighted Average Exercise Price	Number of Shares Under Option
(Shares in thousands)
Balance at June 1, 2020	$49.88	2,482
Options granted	78.49	360
Options exercised	39.69	(837)
Balance at May 31, 2021	59.28	2,005
Exercisable at May 31, 2021	$52.56	1,107

SARs	2021	2020	2019
(In thousands, except per share amounts)
Weighted-average grant-date fair value per SAR	$14.38	$11.59	$14.08
Intrinsic value of options exercised	$8.80	$9.62	$9.29
Tax benefit from options exercised	$8,821	$5,936	$3,210
Fair value of SARS vested	$12.59	$12.27	$9.30

At May 31, 2021, the aggregate intrinsic value and weighted-average remaining contractual life of options outstanding was $68.7 million and 6.55 years, respectively, while the aggregate intrinsic value and weighted-average remaining contractual life of options exercisable was $45.4 million and 5.27 years, respectively.

At May 31, 2021, the total unamortized stock-based compensation expense related to SARs that were previously granted was $7.8 million, which is expected to be recognized over 2.42 years.  We anticipate that approximately 2.0 million shares at a weighted-average exercise price of $59.26 and a weighted-average remaining contractual term of 6.5 years will ultimately vest under these plans.

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

The following table summarizes the share-based performance-earned restricted stock (“PERS”) and performance stock units (“PSUs”) activity during the fiscal year ended May 31, 2021:

	Weighted-Average
	Grant-Date
	Fair Value	2021
(Shares in thousands)
Balance at June 1, 2020	$60.51	865
Shares granted	80.67	427
Shares forfeited	65.24	(18)
Shares vested	53.69	(158)
Balance at May 31, 2021	$69.13	1,116

The weighted-average grant-date fair value was $80.67, $63.52 and $60.36 for the fiscal years ended May 31, 2021, 2020 and 2019, respectively.  The restricted stock and performance stock cliff vest after three years.  Nonvested restricted shares of common stock under the 2014 Omnibus Plan are eligible for dividend payments, while performance stock units are not eligible for dividend payments. At May 31, 2021, remaining unamortized deferred compensation expense for performance-earned restricted stock totaled $18.7 million. The remaining amount is being amortized over the applicable vesting period for each participant.

On October 3, 2018, our Compensation Committee granted in the aggregate 192,000 Performance Stock Units (the “2018 PSUs”) to certain executives at a weighted-average grant-date price of $60.50 per PSU.  The awards are contingent upon the level of attainment of performance goals for the three-year performance period from June 1, 2018 ending May 31, 2021.  Vesting of 50% of the 2018 PSUs relates to compounded annualized growth rates in adjusted revenue for the period, and the vesting of the remaining 50% relates to an increase in EBIT margin, measured at the end of the three-year performance period.  The number of PSUs that may vest with respect to the achievement of the performance goals may range from 0% to 200% of the PSUs granted under this program. Compensation cost for these awards has been recognized on a straight-line basis over the related performance period, with consideration given to the probability of attaining the performance goals.  As of May 31, 2021, there were 158,000 “2018 PSUs” outstanding and the expense has been fully recognized, in line with the final results achieved for the three-year performance period as compared to the performance goals.

On July 18, 2019, our Compensation Committee granted in the aggregate 178,000 Performance Stock Units (the “2019 PSUs”) to certain executives at a weighted-average grant-date price of $62.17 per PSU.  The awards are contingent upon the level of attainment of performance goals for the three-year performance period from June 1, 2019 ending May 31, 2022.  Vesting of 50% of the 2019 PSUs relates to compounded annualized growth rates in adjusted revenue for the period, and the vesting of the remaining 50% relates to an increase in EBIT margin, measured at the end of the three-year performance period.  The number of PSUs that may vest with respect to the achievement of the performance goals may range from 0% to 200% of the PSUs granted under this program. Compensation cost for these awards has been recognized on a straight-line basis over the related performance period, with consideration given to the probability of attaining the performance goals.  As of May 31, 2021, there were 178,000 “2019 PSUs” outstanding and $2.3 million unamortized stock-based compensation, which is expected to be recognized over a weighted average period of 1.0 years.

On July 22, 2020, our Compensation Committee granted in the aggregate 225,500 Performance Stock Units (the “2020 PSUs”) to certain executives at a weighted-average grant-date price of $78.49 per PSU.  The awards are contingent upon the level of attainment of performance goals for the three-year performance period from June 1, 2020 ending May 31, 2023.  Vesting of 50% of the 2020 PSUs relates to compounded annualized growth rates in adjusted revenue for the period, and the vesting of the remaining 50% relates to an increase in EBIT margin, measured at the end of the three-year performance period.  The number of PSUs that may vest with respect to the achievement of the performance goals may range from 0% to 200% of the PSUs granted under this program.

Compensation cost for these awards has been recognized on a straight-line basis over the related performance period, with consideration given to the probability of attaining the performance goals.  As of May 31, 2021, there were 225,500 “2020 PSUs” outstanding and $24.3 million unamortized stock-based compensation, which is expected to be recognized over a weighted average period of 2.0 years.

The 2003 Plan was approved on October 10, 2003 by our stockholders, and was established primarily for the purpose of recruiting and retaining directors, and to align the interests of directors with the interests of our stockholders. Only directors who are not our employees are eligible to participate. Under the 2003 Plan, up to 500,000 shares of our common stock may be awarded, with awards cliff vesting over a three-year period.  At May 31, 2021, the shares available for grant out of the 2003 Plan have been exhausted, and all future grants will be issued from the 2014 Omnibus Plan. The following table summarizes the share-based activity under the 2003 Plan and 2014 Omnibus Plan related to directors during fiscal 2021:

	Weighted-Average
	Grant-Date
	Fair Value	2021
(Shares in thousands)
Balance at June 1, 2020	$60.25	62
Shares granted to directors	87.35	19
Shares vested	56.02	(25)
Balance at May 31, 2021	$71.19	56

The weighted-average grant-date fair value was $87.35, $67.26 and $60.50 for the fiscal years ended May 31, 2021, 2020 and 2019, respectively.  Unamortized deferred compensation expense relating to restricted stock grants for directors of $2.0 million at May 31, 2021, is being amortized over the applicable remaining vesting period for each director. Nonvested restricted shares of common stock under the 2003 Plan are eligible for dividend payments.  At May 31, 2021, the shares available for grant out of the 2003 Plan have been exhausted, and all future grants will be issued from the 2014 Omnibus Plan.

During fiscal 2021, a total of 35,102 shares were awarded under the 2014 Omnibus Plan to certain employees as supplemental retirement benefits, generally subject to forfeiture.  The shares vest upon the latter of attainment of age 55 and the fifth anniversary of the May 31st immediately preceding the date of the grant.  The following table sets forth such awards for the year ended May 31, 2021:

	Weighted-Average
	Grant-Date
	Fair Value	2021
(Shares in thousands)
Balance at June 1, 2020	$33.82	446
Shares granted	78.49	35
Shares exercised	33.25	(63)
Balance at May 31, 2021	$37.89	418

The weighted-average grant-date fair value was $78.49, $62.17 and $60.01 for the fiscal years ended May 31, 2021, 2020 and 2019, respectively.  As noted above, as of May 31, 2021, no shares remain available for future grant under the 2007 Plan, and future issuances of shares as supplemental retirement benefits are made under the 2014 Omnibus Plan.  At May 31, 2021, unamortized stock-based compensation expense of $0.2 million and $4.7 million relating to the 2007 Plan and the 2014 Omnibus Plan, respectively, are being amortized over the applicable vesting period associated with each participant.

The following table summarizes the activity for all nonvested restricted shares during the year ended May 31, 2021:

	Weighted-Average
	Grant-Date Fair	Number of
	Value	Shares
(Shares in thousands)
Balance at June 1, 2020	$58.03	1,120
Granted	80.77	481
Vested	49.95	(250)
Forfeited	65.24	(18)
Balance at May 31, 2021	$67.65	1,333

The remaining weighted-average contractual term of nonvested restricted shares at May 31, 2021 is the same as the period over which the remaining cost of the awards will be recognized, which is approximately 2.27 years. The fair value of the nonvested restricted share awards have been calculated using the market value of the shares on the date of issuance. For the years ended May 31, 2021, 2020 and 2019, the weighted-average grant-date fair value for restricted share grants was $80.77, $63.62 and $60.34, respectively. The total fair value of shares that vested during the years ended May 31, 2021, 2020 and 2019 was $12.5 million, $20.8 million and $37.8 million, respectively. We anticipate that approximately 1.33 million shares at a weighted-average grant-date fair value of $67.65 and a weighted-average remaining contractual term of 2.27 years will ultimately vest, based upon the unique terms and participants of each plan.  250,329 shares of restricted stock were vested during the year ended May 31, 2021, with 420,571 restricted shares vested during the year ended May 31, 2020. The total intrinsic value of restricted shares converted during the years ended May 31, 2021, 2020 and 2019 was $20.7 million, $26.8 million and $58.1 million, respectively.

Total unrecognized compensation cost related to all nonvested awards of restricted shares of common stock was $52.2 million as of May 31, 2021. That cost is expected to be recognized over a weighted-average period of 2.27 years. We did not receive any cash from employees as a result of employee vesting and release of restricted shares for the year ended May 31, 2021.

NOTE K — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following components:

		Pension And
		Other
		Postretirement	Unrealized	Unrealized
	Foreign	Benefit	Gain	Gain (Loss)
	Currency	Liability	(Loss) On	On
	Translation	Adjustments,	Derivatives,	Securities,
(In thousands)	Adjustments	Net of Tax	Net of Tax	Net of Tax	Total
Balance at June 1, 2018	$(300,013)	$(157,495)	$(131)	$(1,409)	$(459,048)
Reclassification adjustments for gains included in net income, net of taxes of $151	-	-	-	1,777	1,777
Other comprehensive income	(73,660)	(70,785)	4,713	307	(139,425)
Deferred taxes	3,178	16,635	(203)	(542)	19,068
Balance at May 31, 2019	(370,495)	(211,645)	4,379	133	(577,628)
Reclassification adjustments for gains (losses) included in net income, net of taxes of $0	-	-	-	-	-
Other comprehensive income	(71,820)	(86,347)	(6,315)	1,210	(163,272)
Deferred taxes	1,583	20,275	1,865	(320)	23,403
Balance at May 31, 2020	(440,732)	(277,717)	(71)	1,023	(717,497)
Reclassification adjustments for gains included in net income, net of taxes of $77	-	-	-	191	191
Other comprehensive income	148,360	113,984	(31,087)	(1,052)	230,205
Deferred taxes	(7,993)	(26,877)	7,176	(89)	(27,783)
Balance at May 31, 2021	$(300,365)	$(190,610)	$(23,982)	$73	$(514,884)

NOTE L — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share for the years ended May 31, 2021, 2020 and 2019:

Year Ended May 31,	2021	2020	2019
(In thousands, except per share amounts)
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$502,643	$304,385	$266,558
Less: Allocation of earnings and dividends to participating securities	(4,018)	(1,956)	(1,514)
Net income available to common shareholders - basic	498,625	302,429	265,044
Reverse: Allocation of earnings and dividends to participating securities	-	1,956	1,514
Add: Undistributed earnings reallocated to unvested shareholders	13	-	-
Add: Income effect of contingently issuable shares	-	-	3,655
Net income available to common shareholders - diluted	$498,638	$304,385	$270,213
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	128,334	128,468	130,552
Average diluted options	593	1,506	1,838
Net issuable common share equivalents (1)	-	-	1,943
Total shares for diluted earnings per share (2)	128,927	129,974	134,333
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$3.89	$2.35	$2.03
Method used to calculate basic earnings per share	Two-Class	Two-Class	Two-Class
Diluted Earnings Per Share of Common Stock	$3.87	$2.34	$2.01
Method used to calculate diluted earnings per share	Two-Class	Treasury	Treasury

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

(2)

For the years ended May 31, 2021, 2020 and 2019, approximately 362,016, 340,000 and 862,500 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

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

The following represents our lease costs as of May 31, 2021 and 2020:

May 31,	2021	2020
(In thousands)
Operating lease expense	$76,581	$73,665
Variable lease expense	9,292	7,243
Short-term lease expense	2,022	2,583

Total rental expense for all operating leases amounted to $64.9 million for the fiscal year ended May 31, 2019.

The following represents our supplemental cash flow, balance sheet, and other required disclosures as of May 31, 2021 and 2020:

May 31,	2021	2020
(In thousands)
Operating cash outflows from operating leases	$71,257	$69,444
Leased assets obtained in exchange for operating lease obligations	69,375	61,614

Current portion of operating leases within Other Accrued Liabilities	$58,563	$52,589

Weighted average remaining lease term for operating leases (in years)	8.6	9.1
Weighted average discount rate for operating leases	3.4%	3.7%

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of May 31, 2021:

(In thousands)
Year ending May 31,	Operating Leases
2022	$67,058
2023	54,667
2024	42,986
2025	34,464
2026	29,655
Thereafter	142,155
Total lease payments	$370,985
Less imputed interest	55,007
Total present value of lease liabilities	$315,978

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

The Retirement Plan provides benefits that are based upon years of service and average compensation with accrued benefits vesting after five years. Benefits for union employees are generally based upon years of service, or a combination of years of service and average compensation. Our pension funding policy considers contributions in an amount on an annual basis that can be deducted for federal income tax purposes, using a different actuarial cost method and different assumptions from those used for financial reporting. For the fiscal year ending May 31, 2022, we are required to contribute approximately $1.0 million to the retirement plans in the United

States and approximately $5.0 million to our foreign plans.  During the year, we will evaluate whether to make additional contributions.  During fiscal 2021, we contributed $62.3 million to the pension plans in the United States which was in excess of the required contribution of $8,000, but serves to improve the funded status of the plans.

Net periodic pension cost consisted of the following for the year ended May 31:

	U.S. Plans			Non-U.S. Plans
(In thousands)	2021	2020	2019	2021	2020	2019
Service cost	$44,520	$39,425	$37,528	$6,355	$5,400	$4,693
Interest cost	15,223	20,415	21,987	5,308	4,842	5,420
Expected return on plan assets	(33,115)	(34,291)	(33,867)	(7,286)	(7,118)	(7,907)
Amortization of:
Prior service cost	8	9	118	(150)	(36)	(30)
Net actuarial losses recognized	30,005	18,516	13,087	2,377	2,029	1,229
Curtailment/settlement losses	-	-	-	356	86	89
Net Pension Cost	$56,641	$44,074	$38,853	$6,960	$5,203	$3,494

The changes in benefit obligations and plan assets, as well as the funded status of our pension plans at May 31, 2021 and 2020, were as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2021	2020	2021	2020
Benefit obligation at beginning of year	$762,739	$660,277	$210,278	$205,967
Service cost	44,520	39,425	6,355	5,400
Interest cost	15,223	20,415	5,308	4,842
Benefits paid	(64,139)	(41,186)	(9,248)	(6,269)
Participant contributions	-	-	1,140	1,106
Plan amendments	-	-	-	(893)
Plan combination	-	-	-	922
Plan settlements/curtailments	-	-	(2,342)	(288)
Actuarial losses/(gains)	63,730	83,808	(7,774)	2,718
Premiums paid	-	-	(103)	(99)
Currency exchange rate changes	-	-	28,414	(3,128)
Benefit Obligation at End of Year	$822,073	$762,739	$232,028	$210,278
Fair value of plan assets at beginning of year	$516,550	$496,865	$194,874	$187,112
Actual return on plan assets	157,702	8,689	21,350	9,899
Employer contributions	62,264	52,182	7,119	6,331
Participant contributions	-	-	1,140	1,106
Benefits paid	(64,139)	(41,186)	(9,248)	(6,269)
Plan combination	-	-	-	182
Premiums paid	-	-	(103)	(99)
Plan settlements/curtailments	-	-	(2,327)	(281)
Currency exchange rate changes	-	-	27,048	(3,107)
Fair Value of Plan Assets at End of Year	$672,377	$516,550	$239,853	$194,874
(Deficit)/Surplus of plan assets versus benefit obligations at end of year	$(149,696)	$(246,189)	$7,825	$(15,404)
Net Amount Recognized	$(149,696)	$(246,189)	$7,825	$(15,404)
Accumulated Benefit Obligation	$702,315	$662,197	$217,012	$197,167

The fair value of the assets held by our pension plans has increased at May 31, 2021 since our previous measurement date at May 31, 2020, due to our plan contributions and market returns. Total plan liabilities have increased due to increased benefit accruals and a decrease in the discount rate used to value the liability. We have decreased our recorded liability for the net underfunded status of our pension plans.  Due to the level of Plan assets and expected returns, we expect pension expense in fiscal 2022 to be lower when compared to our fiscal 2021 expense level. Any future declines in the value of our pension plan assets or increases in our plan liabilities could require us to increase our recorded liability for the net underfunded status of our pension plans and could also require accelerated and higher cash contributions to our pension plans.

Amounts recognized in the Consolidated Balance Sheets for the years ended May 31, 2021 and 2020 are as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2021	2020	2021	2020
Noncurrent assets	$-	$-	$22,698	$13,395
Current liabilities	(8)	(8)	(471)	(547)
Noncurrent liabilities	(149,688)	(246,181)	(14,402)	(28,252)
Net Amount Recognized	$(149,696)	$(246,189)	$7,825	$(15,404)

The following table summarizes the relationship between our plans' benefit obligations and assets:

	U.S. Plans
	2021		2020
(In thousands)	Benefit Obligation	Plan Assets	Benefit Obligation	Plan Assets
Plans with projected benefit obligations in excess of plan assets	$822,073	$672,377	$762,739	$516,550
Plans with accumulated benefit obligations in excess of plan assets	702,315	672,377	662,197	516,550
Plans with assets in excess of projected benefit obligations	-	-	-	-
Plans with assets in excess of accumulated benefit obligations	-	-	-	-

	Non-U.S. Plans
	2021		2020
(In thousands)	Benefit Obligation	Plan Assets	Benefit Obligation	Plan Assets
Plans with projected benefit obligations in excess of plan assets	$45,294	$30,421	$163,589	$134,791
Plans with accumulated benefit obligations in excess of plan assets	43,522	30,421	150,478	134,598
Plans with assets in excess of projected benefit obligations	186,734	209,432	46,689	60,083
Plans with assets in excess of accumulated benefit obligations	173,490	209,432	46,689	60,276

The following table presents the pretax net actuarial loss and prior service (costs) recognized in accumulated other comprehensive income (loss) not affecting retained earnings:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2021	2020	2021	2020
Net actuarial loss	$(250,317)	$(341,179)	$(30,045)	$(48,090)
Prior service (costs) credits	(12)	(20)	1,023	1,098
Total recognized in accumulated other comprehensive income not affecting retained earnings	$(250,329)	$(341,199)	$(29,022)	$(46,992)

The following table includes the changes recognized in other comprehensive income:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2021	2020	2021	2020
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Prior service cost	$-	$-	$-	$(893)
Net loss (gain) arising during the year	(60,857)	109,409	(21,838)	(70)
Effect of exchange rates on amounts included in AOCI	-	-	6,465	(922)
Amounts recognized as a component of net periodic benefit cost:
Amortization or curtailment recognition of prior service (cost) benefit	(8)	(9)	150	36
Amortization or settlement recognition of net (loss)	(30,005)	(18,516)	(2,748)	(2,115)
Total recognized in other comprehensive loss (income)	$(90,870)	$90,884	$(17,971)	$(3,964)

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

The following weighted-average assumptions were used to determine our year-end benefit obligations and net periodic pension cost under the plans:

	U.S. Plans		Non-U.S. Plans
Year-End Benefit Obligations	2021	2020	2021	2020
Discount rate	2.75%	2.77%	2.72%	2.49%
Rate of compensation increase	3.19%	3.19%	2.91%	2.86%

	U.S. Plans			Non-U.S. Plans
Net Periodic Pension Cost	2021	2020	2019	2021	2020	2019
Discount rate	2.78%	3.65%	4.12%	2.49%	2.61%	3.09%
Expected return on plan assets	7.00%	7.40%	7.40%	3.30%	3.91%	4.30%
Rate of compensation increase	3.19%	3.80%	3.80%	2.86%	2.86%	2.85%

The following tables illustrate the weighted-average actual and target allocation of plan assets:

	U.S. Plans
	Target Allocation	Actual Asset Allocation
(Dollars in millions)	as of May 31, 2021	2021	2020
Equity securities	55%	$387.1	$261.0
Fixed income securities	25%	112.0	106.4
Multi-class	20%	150.8	118.2
Cash (1)		22.3	30.8
Other		0.2	0.2
Total assets	100%	$672.4	$516.6

	Non-U.S. Plans
	Target Allocation	Actual Asset Allocation
(Dollars in millions)	as of May 31, 2021	2021	2020
Equity securities	37%	$103.4	$79.3
Fixed income securities	47%	108.2	88.2
Cash		0.1	0.1
Property and other	16%	28.2	27.3
Total assets	100%	$239.9	$194.9

(1)

The larger than target cash position at May 31, 2021 results from our February 2021 contribution to the RPM International Inc. Retirement Plan because of our plans to invest the February contribution over a period of time, due to dollar cost averaging.

The following tables present our pension plan assets as categorized using the fair value hierarchy at May 31, 2021 and 2020:

U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2021
U.S. Treasury and other government	$-	$20,752	$-	$20,752
State and municipal bonds	-	767	-	767
Foreign bonds	-	1,068	-	1,068
Mortgage-backed securities	-	17,628	-	17,628
Corporate bonds	-	42,370	-	42,370
Stocks - large cap	40,332	-	-	40,332
Mutual funds - equity	-	346,790	-	346,790
Mutual funds - multi-class	-	150,838	-	150,838
Mutual funds - fixed	-	29,440	-	29,440
Cash and cash equivalents	22,224	-	-	22,224
Limited partnerships	-	-	168	168
Total	$62,556	$609,653	$168	$672,377

Non-U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2021
Pooled equities	$-	$101,975	$-	$101,975
Pooled fixed income	-	107,457	-	107,457
Foreign bonds	-	717	-	717
Insurance contracts	-	-	28,230	28,230
Mutual funds	-	1,397	-	1,397
Cash and cash equivalents	77	-	-	77
Total	$77	$211,546	$28,230	$239,853

U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2020
U.S. Treasury and other government	$-	$12,973	$-	$12,973
State and municipal bonds	-	508	-	508
Foreign bonds	-	715	-	715
Mortgage-backed securities	-	23,824	-	23,824
Corporate bonds	-	34,317	-	34,317
Stocks - large cap	19,589	-	-	19,589
Mutual funds - equity	-	241,426	-	241,426
Mutual funds - multi-class	-	118,205	-	118,205
Mutual funds - fixed	-	33,993	-	33,993
Cash and cash equivalents	30,830	-	-	30,830
Limited partnerships	-	-	170	170
Total	$50,419	$465,961	$170	$516,550

Non-U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2020
Pooled equities	$-	$78,472	$-	$78,472
Pooled fixed income	-	87,610	-	87,610
Foreign bonds	-	603	-	603
Insurance contracts	-	-	27,267	27,267
Mutual funds	-	855	-	855
Cash and cash equivalents	67	-	-	67
Total	$67	$167,540	$27,267	$194,874

The following table includes the activity that occurred during the years ended May 31, 2021 and 2020 for our Level 3 assets:

		Actual Return on Plan Assets For:
	Balance at	Assets Still Held	Assets Sold	Purchases, Sales and	Balance at
(In thousands)	Beginning of Period	at Reporting Date	During Year	Settlements, net (1)	End of Period
Year ended May 31, 2021	$27,437	455	-	506	$28,398
Year ended May 31, 2020	28,015	(691)	-	113	27,437

(1)	Includes the impact of exchange rate changes during the year.

The primary objective for the investments of the Retirement Plan is to provide for long-term growth of capital without undue exposure to risk. This objective is accomplished by utilizing a strategy of equities, fixed-income securities and cash equivalents in a mix that is conducive to participation in a rising market, while allowing for adequate protection in a falling market. Our Investment Committee oversees the investment allocation process, which includes the selection and evaluation of investment managers, the determination of investment objectives and risk guidelines, and the monitoring of actual investment performance. In order to manage investment risk properly, Plan policy prohibits short selling, securities lending, financial futures, options and other specialized investments, except for certain alternative investments specifically approved by the Investment Committee. The Investment Committee reviews, on a quarterly basis, reports of actual Plan investment performance provided by independent third parties, in addition to its review of the Plan investment policy on an annual basis. The investment objectives are similar for our plans outside of the United States, subject to local regulations.

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

We expect to pay the following estimated pension benefit payments in the next five years (in millions): $71.6 in 2022, $71.2 in 2023, $75.1 in 2024, $75.9 in 2025 and $77.1 in 2026. In the five years thereafter (2027-2031), we expect to pay $375.8 million.

In addition to the defined benefit pension plans discussed above, we also sponsor employee savings plans under Section 401(k) of the Internal Revenue Code, which cover most of our employees in the United States. We record expense for defined contribution plans for any employer-matching contributions made in conjunction with services rendered by employees. The majority of our plans provide for matching contributions made in conjunction with services rendered by employees. Matching contributions are invested in the same manner that the participants invest their own contributions. Matching contributions charged to income were $21.7 million, $21.1 million and $19.4 million for the years ending May 31, 2021, 2020 and 2019, respectively.

NOTE O — POSTRETIREMENT BENEFITS

We sponsor several unfunded-healthcare-benefit plans for certain of our retired employees, as well as postretirement life insurance for certain key former employees. Eligibility for these benefits is based upon various requirements. The following table illustrates the effect on operations of these plans for the three years ended May 31, 2021:

	U.S. Plans			Non-U.S. Plans
(In thousands)	2021	2020	2019	2021	2020	2019
Service cost - benefits earned during the period	$-	$-	$-	$1,959	$1,661	$1,507
Interest cost on the accumulated obligation	74	149	192	1,286	1,089	1,122
Amortization of:
Prior service (credit)	(167)	(219)	(219)	-	-	-
Net actuarial (gains) losses	42	(66)	(26)	590	611	442
Net Postretirement Benefit (Income) Cost	$(51)	$(136)	$(53)	$3,835	$3,361	$3,071

The changes in benefit obligations of the plans at May 31, 2021 and 2020 were as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2021	2020	2021	2020
Accumulated postretirement benefit obligation at beginning of year	$4,182	$4,990	$38,389	$37,663
Service cost	-	-	1,959	1,661
Interest cost	74	149	1,286	1,089
Benefit payments	(1,902)	(1,659)	(673)	(639)
Actuarial (gains) losses	152	702	(6,415)	(683)
Currency exchange rate changes	-	-	5,428	(702)
Accumulated and accrued postretirement benefit obligation at end of year	$2,506	$4,182	$39,974	$38,389

In determining the postretirement benefit amounts outlined above, measurement dates as of May 31 for each period were applied.

Amounts recognized in the Consolidated Balance Sheets for the years ended May 31, 2021 and 2020 are as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2021	2020	2021	2020
Current liabilities	$(238)	$(385)	$(931)	$(805)
Noncurrent liabilities	(2,268)	(3,797)	(39,043)	(37,584)
Net Amount Recognized	$(2,506)	$(4,182)	$(39,974)	$(38,389)

The following table presents the pretax net actuarial (loss) and prior service credits recognized in accumulated other comprehensive income (loss) not affecting retained earnings:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2021	2020	2021	2020
Net actuarial (loss)	$(497)	$(386)	$(5,901)	$(11,331)
Prior service credits	281	448	-	-
Total recognized in accumulated other comprehensive income not affecting retained earnings	$(216)	$62	$(5,901)	$(11,331)

The following table includes the changes recognized in other comprehensive income:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2021	2020	2021	2020
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Prior service cost	$-	$-	$-	$-
Net loss (gain) arising during the year	152	702	(6,415)	(683)
Effect of exchange rates on amounts included in AOCI	-	-	1,574	(266)
Amounts recognized as a component of net periodic benefit cost:
Amortization or curtailment recognition of prior service credit	167	219	-	-
Amortization or settlement recognition of net gain (loss)	(41)	66	(590)	(611)
Total recognized in other comprehensive loss (income)	$278	$987	$(5,431)	$(1,560)

The following weighted-average assumptions were used to determine our year-end benefit obligations and net periodic postretirement benefit costs under the plans:

	U.S. Plans		Non-U.S. Plans
Year-End Benefit Obligations	2021	2020	2021	2020
Discount rate	2.47%	2.44%	3.51%	3.32%
Current healthcare cost trend rate	6.07%	6.68%	5.68%	5.73%
Ultimate healthcare cost trend rate	4.36%	4.36%	3.70%	3.70%
Year ultimate healthcare cost trend rate will be realized	2037	2037	2040	2040

	U.S. Plans			Non-U.S. Plans
Net Periodic Postretirement Cost	2021	2020	2019	2021	2020	2019
Discount rate	2.44%	3.44%	4.03%	3.32%	3.22%	3.70%
Healthcare cost trend rate	6.68%	7.29%	7.86%	5.73%	5.77%	6.02%
Ultimate healthcare cost trend rate	4.36%	4.36%	4.36%	3.70%	3.70%	4.20%
Year ultimate healthcare cost trend rate will be realized	2037	2037	2037	2040	2040	2032

We expect to pay approximately $1.2 million to $1.5 million in estimated postretirement benefits in each of the next five years.  In the five years thereafter (2027-2031), we expect to pay a cumulative total of $9.3 million.

NOTE P — CONTINGENCIES AND ACCRUED LOSSES

Accrued loss reserves consist of the following:

May 31,	2021	2020
(In thousands)
Accrued product liability reserves	$18,296	$10,458
Accrued warranty reserves	9,429	7,593
Accrued environmental reserves	1,329	1,970
Total Accrued Loss Reserves - Current	$29,054	$20,021
Accrued product liability reserves - noncurrent	$26,614	$27,016
Accrued warranty liability - noncurrent	3,746	3,513
Accrued environmental reserves - noncurrent	6,267	4,125
Total Accrued Loss Reserves - Noncurrent	$36,627	$34,654

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates, as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at May 31, 2021, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

Year Ended May 31,	2021	2020	2019
(In thousands)
Beginning Balance	$11,106	$10,414	$11,721
Deductions (1)	(25,817)	(20,762)	(22,262)
Provision charged to expense	27,886	21,454	20,955
Ending Balance	$13,175	$11,106	$10,414

(1)	Primarily claims paid during the year.

Environmental Matters

Like other companies participating in similar lines of business, some of our subsidiaries are involved in environmental remediation matters.  It is our policy to accrue remediation costs when the liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when we have committed to an appropriate plan of action.  We also take into consideration the estimated period of time over which payments may be required.  The liabilities are reviewed periodically and, as investigation and remediation activities continue, adjustments are made as necessary.  Liabilities for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value. The liabilities are not offset by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal superfund sites or similar state-managed sites, third party indemnity obligations, and an assessment of the likelihood that such parties will fulfill their obligations at such sites.

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

NOTE Q — REVENUE

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings, roofing systems, sealants and adhesives.  We disaggregate revenues from the sales of our products and services based upon geographical location by each of our reportable segments, which are aligned by similar economic factors, trends and customers, which best depict the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  See Note R, “Segment Information,” to the Consolidated Financial Statements for further details regarding our disaggregated revenues, as well as a description of each of the unique revenue streams related to each of our four reportable segments.

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

We offer assurance type warranties on our products as well as separately sold warranty contracts. Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term.  Warranty liabilities for our assurance type warranties are discussed further in Note P, “Contingencies and Accrued Losses,” to the Consolidated Financial Statements.

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

Trade accounts receivable, net of allowances, and net contract assets (liabilities) consisted of the following:

Year Ended May 31,	2021	2020	$ Change	% Change
(In thousands, except percents)
Trade accounts receivable, less allowance	$1,280,806	$1,137,957	$142,849	12.6%

Contract assets	$33,217	$25,249	$7,968	31.6%
Contract liabilities - short-term	(33,112)	(25,288)	(7,824)	30.9%
Net Contract Assets/(Liabilities)	$105	$(39)	$144	-369.2%

The relatively small $0.1 million change in our net contract assets/(liabilities) from May 31, 2020 to May 31, 2021, resulted primarily from the timing and volume of construction jobs in progress at May 31, 2021 versus May 31, 2020.  During the fourth quarter of fiscal 2021, net sales at our general contracting and roofing services business increased slightly by $0.2 million as compared to the fourth quarter of fiscal 2020.  Despite the Covid pandemic, sales in both periods were strong as many of our customers chose to utilize this time, as fewer people were inside their facilities, to tackle projects that they had previously been putting off.  Furthermore, roofing projects are completed outdoors, and contractors do not require entry into customers’ facilities.

We also record long-term deferred revenue, which amounted to $67.8 million and $66.0 million as of May 31, 2021 and 2020, respectively.  The long-term portion of deferred revenue is related to assurance type warranty contracts and is included in other long-term liabilities in our consolidated balance sheets.

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

The following tables summarize the activity for the allowance for credit losses for the fiscal year ended May 31, 2021:

(In thousands)
Balance at June 1, 2020	$55,847
Bad debt provision	10,044
Uncollectible accounts written off, net of recoveries	(14,182)
Translation adjustments	4,213
Balance at May 31, 2021	$55,922

NOTE R — SEGMENT INFORMATION

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings, roofing systems, flooring solutions, sealants, cleaners and adhesives. We manage our portfolio by organizing our businesses and product lines into four reportable segments as outlined below, which also represent our operating segments. Within each operating segment, we manage product lines and businesses which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our four operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker in determining how to allocate the assets of the company and evaluate performance. These four operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on income before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”), and/or adjusted EBIT, as a performance evaluation measure because interest expense is essentially related to acquisitions, as opposed to segment operations.

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

Our Consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our Consumer reportable segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and other parts of the world. Our Consumer reportable segment products are primarily sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and through distributors. The Consumer reportable segment offers products that include specialty, hobby and professional paints; caulks; adhesives; cleaners; sandpaper and other abrasives; silicone sealants and wood stains.  Sales to The Home Depot, Inc. represented less than 10% of our consolidated net sales for fiscal 2021, 2020 and 2019, respectively.  Furthermore, sales to The Home Depot, Inc. represented 26%, 26% and 29% of our Consumer segment net sales for each of the fiscal years ended May 31, 2021, 2020 and 2019, respectively.

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

Year Ended May 31,	2021	2020	2019
(In thousands)
Net Sales
CPG	$2,076,565	$1,880,105	$1,899,744
PCG	1,028,456	1,080,701	1,136,119
Consumer	2,295,277	1,945,220	1,858,453
SPG	705,990	600,968	670,235
Total	$6,106,288	$5,506,994	$5,564,551
Income (Loss) Before Income Taxes
CPG	$291,773	$209,663	$178,823
PCG	90,687	102,345	77,388
Consumer	354,789	198,024	217,448
SPG	108,242	57,933	86,018
Corporate/Other	(177,053)	(160,201)	(219,832)
Total	$668,438	$407,764	$339,845
Identifiable Assets
CPG	$1,815,303	$1,622,632	$1,573,329
PCG	1,051,334	925,569	951,644
Consumer	2,386,703	2,067,017	1,953,279
SPG	772,540	728,449	689,133
Corporate/Other	227,089	287,287	273,970
Total	$6,252,969	$5,630,954	$5,441,355
Capital Expenditures
CPG	$65,830	$63,393	$40,119
PCG	19,413	23,868	22,158
Consumer	54,986	47,331	45,039
SPG	18,989	21,610	28,006
Corporate/Other	223	1,077	1,435
Total	$159,441	$157,279	$136,757
Depreciation and Amortization
CPG	$45,079	$46,491	$44,150
PCG	22,633	23,850	27,116
Consumer	47,763	56,570	40,231
SPG	26,017	24,111	25,199
Corporate/Other	5,365	5,820	5,046
Total	$146,857	$156,842	$141,742

Year Ended May 31, 2021	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (a)
United States	$1,135,341	$611,808	$1,832,826	$581,094	$4,161,069
Foreign
Canada	208,289	69,754	153,631	8,982	440,656
Europe	481,244	242,102	257,372	82,170	1,062,888
Latin America	159,197	26,283	31,358	1,826	218,664
Asia Pacific	79,413	22,658	20,090	31,918	154,079
Other Foreign	13,081	55,851	-	-	68,932
Total Foreign	941,224	416,648	462,451	124,896	1,945,219
Total	$2,076,565	$1,028,456	$2,295,277	$705,990	$6,106,288

Year Ended May 31, 2020	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (a)
United States	$1,068,552	$656,162	$1,573,966	$489,543	$3,788,223
Foreign
Canada	159,986	71,689	116,424	8,354	356,453
Europe	418,249	247,904	195,783	74,162	936,098
Latin America	151,099	32,471	24,909	1,328	209,807
Asia Pacific	73,629	24,622	26,432	27,581	152,264
Other Foreign	8,590	47,853	7,706	-	64,149
Total Foreign	811,553	424,539	371,254	111,425	1,718,771
Total	$1,880,105	$1,080,701	$1,945,220	$600,968	$5,506,994

Year Ended May 31, 2019	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (a)
United States	$1,003,227	$667,402	$1,462,446	$543,429	$3,676,504
Foreign
Canada	181,089	82,897	117,305	8,908	390,199
Europe	477,761	251,600	213,466	86,197	1,029,024
Latin America	155,039	34,588	28,020	1,397	219,044
Asia Pacific	81,895	36,498	29,171	30,304	177,868
Other Foreign	733	63,134	8,045	-	71,912
Total Foreign	896,517	468,717	396,007	126,806	1,888,047
Total	$1,899,744	$1,136,119	$1,858,453	$670,235	$5,564,551

Year Ended May 31,	2021	2020	2019
(In thousands)
Long-Lived Assets (b)
United States	$2,325,365	$2,146,333	$1,859,628
Foreign
Canada	235,810	224,177	242,582
Europe	394,168	358,511	343,501
United Kingdom	290,078	252,185	217,414
Other Foreign	198,740	195,425	225,230
Total Foreign	1,118,796	1,030,298	1,028,727
Total	$3,444,161	$3,176,631	$2,888,355

(a)	It is not practicable to obtain the information needed to disclose revenues attributable to each of our product lines.
(b)	Long-lived assets include all non-current assets, excluding non-current deferred income taxes.

Management’s Report on Internal Control Over Financials Reporting

The management of RPM International Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  RPM’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements.

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

Management assessed the effectiveness of RPM’s internal control over financial reporting as of May 31, 2021.  In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).  Based on this assessment, management concluded that, as of May 31, 2021, RPM’s internal control over financial reporting is effective.

The independent registered public accounting firm Deloitte & Touche LLP, has also audited the Company’s internal control over financial reporting as of May 31, 2021, and their report thereon is included below

/s/ Frank C. Sullivan	/s/ Russell L. Gordon
Frank C. Sullivan	Russell L. Gordon
Chairman, President and Chief Executive Officer	Vice President and Chief Financial Officer

July 26, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RPM International Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of RPM International Inc. and subsidiaries (the “Company”) as of May 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended May 31, 2021, of the Company and our report dated July 26, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Cleveland, Ohio

July 26, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RPM International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RPM International Inc. and subsidiaries (the "Company") as of May 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity, for each of the three years in the period ended May 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – Certain Reporting Units - Refer to Note C to the consolidated financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to their carrying values. The Company determines the fair value of its reporting units using a combination of the income and the market approaches. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and discount rates.  The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) and EBITDA multiples. Changes in these assumptions could have significant impacts on either the fair value, the amount of any goodwill impairment charge, or both.  The goodwill balance was $1,346 million as of May 31, 2021. The fair value of all reporting units exceeded the carrying values as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill of certain reporting units as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting units and the difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating margin, EBITDA and EBITDA multiples.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues, operating margin, discount rate, EBITDA and the selection of EBITDA multiples for the certain reporting units included the following, amongst others:

•

We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value, such as controls related to management’s selection of the discount rate and forecasts of future revenue and operating margins, EBITDA and EBITDA multiples.

•	We evaluated management’s ability to accurately forecast future revenues, operating margins, and EBITDA by comparing actual results to management’s historical forecasts.
•

We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to (1) historical revenues, operating margins, and EBITDA, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.

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

•	With the assistance of our internal fair value specialists, we evaluated the reasonableness of the weighting management applied to each valuation method and the resulting fair value derived.
•	We evaluated the impact of changes in management’s forecasts from the March 1, 2021, annual measurement date to May 31, 2021, inclusive of macroeconomic factors.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

July 26, 2021

We have served as the Company's auditor since 2016.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 31, 2021 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of Deloitte & Touche LLP, our independent registered public accounting firm, are set forth above.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 as to our Directors appears under the caption “Proposal One - Election of Directors” in our 2021 Proxy Statement, which information is incorporated herein by reference. Information required by Item 405 of Regulation S-K is set forth in the 2021 Proxy Statement under the heading “Delinquent Section 16(a) Reports,” which information is incorporated herein by reference. Information required by Items 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is set forth in the 2021 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

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

The name, age and positions of each of our Executive Officers as of July 20, 2021 are as follows:

Name	Age	Position and Offices Held
Frank C. Sullivan	60	Chairman, President and Chief Executive Officer
Russell L. Gordon	55	Vice President and Chief Financial Officer
Edward W. Moore	64	Senior Vice President, General Counsel and Chief Compliance Officer
Janeen B. Kastner	54	Vice President - Corporate Benefits and Risk Management
Matthew T. Ratajczak	53	Vice President - Global Tax and Treasurer
Keith R. Smiley	59	Vice President - Finance and Controller
Michael H. Sullivan	59	Vice President - Operations and Chief Restructuring Officer

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

Edward W. Moore was elected Senior Vice President, General Counsel, Chief Compliance Officer and Secretary in 2013.  He had been the Company’s Vice President, General Counsel and Secretary since 2007, adding the title of Chief Compliance Officer in 2011.  From 1982 to 1989, Mr. Moore was an associate attorney, and from 1990 to 2006, a partner at Calfee, Halter & Griswold LLP.  While at Calfee, Mr. Moore served in various capacities, including as a member of the Executive Committee, Chair of the Associates Committee, and Co-Chair of the Securities and Capital Markets Group. As part of the December 2020 resolution of an SEC enforcement action relating to the timing of the Company’s disclosure of a potential claim in fiscal 2013, Mr. Moore, without admitting or denying the SEC’s allegations, consented to an injunction against violations of Exchange Act Rule 13b2-1 and agreed to pay a civil monetary penalty of $22,500.  The Audit Committee investigated the facts and circumstances surrounding the disclosure issue and concluded that Mr. Moore’s involvement in the matter did not adversely reflect on his integrity or ability.  See Note P, “Contingencies and Accrued Losses," to the Consolidated Financial Statements in this Annual Report.

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

Item 11.  Executive Compensation.

The information required by this item is set forth in the 2021 Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2021 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2021 Proxy Statement under the headings “Related Person Transactions” and “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is set forth in the 2021 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Related Fee Arrangements,” which information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements.  The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets —

May 31, 2021 and 2020

Consolidated Statements of Income —

fiscal years ended May 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income —

fiscal years ended May 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows —

fiscal years ended May 31, 2021, 2020 and 2019

Consolidated Statements of Stockholders’ Equity —

fiscal years ended May 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements (including Unaudited Quarterly Financial Information)

2. Financial Statement Schedules.  Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended May 31, 2021

All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

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

		Current Report on Form 8-K (File No. 001-14187)	February 28, 2019

4.10	Description of Securities	Annual Report on Form 10-K (File No. 001-14187)	July 24, 2019

Exhibit		Incorporated by reference herein
Number	Description	Form	Date

10.1	Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated October 31, 2018	Current Report on Form 8-K (File No. 001-14187)	November 6, 2018

10.1.1

First Amendment to Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated October 31, 2018

		Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.2	Credit Agreement among RPM International Inc., RPM New Horizons Netherlands B.V., the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent, dated February 21, 2020	Current Report on Form 8-K (File No. 001-14187)	February 27, 2020

10.2.1

First Amendment to Credit Agreement among RPM International Inc., RPM New Horizons Netherlands B.V., the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent, dated February 21, 2020

		Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.2.2

Second Amendment to Credit Agreement among RPM International Inc., RPM New Horizons Netherlands B.V., the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent, dated April 15, 2021 (x)

10.3	Second Amended and Restated Receivables Sales Agreement dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

10.3.1	Amendment No. 1 to Second Amended and Restated Receivables Sale Agreement, dated as of August 29, 2014	Quarterly Report on Form 10-Q (File No. 001-14187)	January 6, 2016

10.3.2	Amendment No. 2 to Second Amended and Restated Receivables Sale Agreement, dated as of November 3, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	January 6, 2016

10.3.3	Amendment No. 3 to Second Amended and Restated Receivables Sale Agreement, dated as of December 31, 2016	Quarterly Report on Form 10-Q (File No. 001-14187)	April 6, 2017

10.3.4	Amendment No. 4 to Second Amended and Restated Receivables Sale Agreement, dated as of March 31, 2017	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.3.5	Amendment No. 5 to Second Amended and Restated Receivables Sale Agreement, dated as of June 18, 2018	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.3.6	Amendment No. 6 to Second Amended and Restated Receivables Sale Agreement, dated as of December 26, 2019	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2020

10.3.7	Amendment No. 7 to Second Amended and Restated Receivables Sale Agreement, dated as of June 5, 2020	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.4	Amended and Restated Receivables Purchase Agreement, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

10.4.1	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of February 25, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2015

10.4.2	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated as of May 2, 2017	Current Report on Form 8-K (File No. 001-14187)	May 8, 2017

Exhibit		Incorporated by reference herein
Number	Description	Form	Date
10.4.3	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated as of June 18, 2018	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.4.4	Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, dated as of May 8, 2020	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.4.5	Amendment No. 5 to Amended and Restated Receivables Purchase Agreement, dated as of May 22, 2020	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.4.6	Amendment No. 6 to Amended and Restated Receivables Purchase Agreement, dated as of March 18, 2021	Current Report on Form 8-K (File No. 001-14187)	March 24, 2021

10.5	Amended and Restated Fee Letter, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

*10.6	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Frank C. Sullivan, Chairman and Chief Executive Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.7	Amended and Restated Employment Agreement, by and between the Company and Edward W. Moore, Vice President, General Counsel and Chief Compliance Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	October 7, 2011

*10.8	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.9	RPM International Inc. Benefit Restoration Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2001

*10.9.1	Amendment No. 1 to the RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003

*10.9.2	Amendment No. 2 to RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.10	RPM International Inc. Deferred Compensation Plan, as Amended and Restated Generally, effective February 1, 2021 (x)

*10.10.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

10.11	Second Amendment and Restated Collection Account Agreement, dated July 29, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2010

*10.12	RPM, Inc. 1997 Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.12.1	First Amendment to the RPM, Inc. 1997 Restricted Stock Plan, effective as of October 1, 1998	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

*10.12.2	Second Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

*10.12.3	Third Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.12.4	Fourth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003

*10.12.5	Fifth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 16, 2004

Exhibit		Incorporated by reference herein
Number	Description	Form	Date
*10.12.6	Sixth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007

*10.12.7	Seventh Amendment to the RPM International Inc. 1997 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.13	RPM International Inc. 2003 Restricted Stock Plan for Directors	Quarterly Report on Form 10-Q (File No. 001-14187)	January 14, 2004

*10.13.1	Amendment No. 1 to the RPM International Inc. 2003 Restricted Stock Plan for Directors	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007

*10.13.2	Amendment No. 2 to the RPM International Inc. 2003 Restricted Stock Plan for Directors, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.14	RPM International Inc. Amended and Restated 2004 Omnibus Equity and Incentive Plan, effective July 21, 2009	Definitive Proxy Statement (File No. 001-14187)	August 27, 2009

*10.14.1	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement (for grants prior to October 10, 2008)	Annual Report on Form 10-K (File No. 001-14187)	August 15, 2005

*10.14.2	Form of Stock Appreciation Rights Agreement (for grants prior to October 10, 2008)	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2005

*10.14.3	Form of Performance-Contingent Restricted Stock (PCRS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 7, 2011

*10.14.4	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009

*10.14.5	Form of Stock Appreciation Rights Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009

*10.15	RPM International Inc. 2007 Restricted Stock Plan	Current Report on Form 8-K (File No. 001-14187)	October 12, 2006

*10.15.1	Amendment No. 1 to the RPM International Inc. 2007 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.16	RPM International Inc. Amended and Restated Incentive Compensation Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	October 9, 2007

*10.17	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Russell L. Gordon, Vice President and Chief Financial Officer	Annual Report on Form 10-K (File No. 001-14187)	July 24, 2013

10.18

Settlement Term Sheet, dated July 26, 2014, by and among the Company, Bondex, SPHC, Republic, the Asbestos Claimants’ Committee, counsel for each member of the Asbestos Claimant’s Committee in its individual capacity and on behalf of such member, and Eric Green, in his capacity as the Future Claimants’ Representative

		Current Report on Form 8-K (File No. 001-14187)	July 31, 2014

*10.19	RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 10, 2014	Definitive Proxy Statement (File No. 001-14187)	August 26, 2014

*10.19.1	Amended and Restated RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 4, 2018	Definitive Proxy Statement (File No. 001-14187)	August 30, 2018

Exhibit		Incorporated by reference herein
Number	Description	Form	Date
*10.19.2	Amended and Restated RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 3, 2019	Definitive Proxy Statement (File No. 001-14187)	August 27, 2019

10.20	Plan of Reorganization	Current Report on Form 8-K (File No. 001-14187)	December 23, 2014

*10.21	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Janeen B. Kastner, Vice President – Corporate Benefits and Risk Management	Quarterly Report on Form 10-Q (File No. 001-14187)	October 7, 2015

10.22	Cooperation Agreement, dated as of June 27, 2018, by and among the Company, Elliott Associates, L.P., Elliott International, L.P., and Elliott International Capital Advisors Inc.	Current Report on Form 8-K (File No. 001-14187)	June 28, 2018

*10.23	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Keith R. Smiley, Vice President – Finance and Controller	Quarterly Report on Form 10-Q (File No. 001-14187)	October 3, 2019

*10.24	Employment Agreement by and between the Company and Michael H. Sullivan, Vice President – Operations and Chief Restructuring Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	October 7, 2020

21.1	Subsidiaries of the Company (x)

23.1	Consent of Independent Registered Public Accounting Firm (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer (xx)

32.2	Section 1350 Certification of the Company Chief Financial Officer (xx)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	Incline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	Cover page Interactive Data File

*	Management contract or compensatory plan or arrangement.
(x)	Filed herewith.
(xx)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPM INTERNATIONAL INC.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman, President and Chief Executive Officer

Date: July 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated this 26th day of July, 2021.

Signature	Title
/s/ Frank C. Sullivan	Chairman, President, Chief Executive Officer and a Director
Frank C. Sullivan	(Principal Executive Officer)

/s/ Russell L. Gordon	Vice President and Chief Financial Officer
Russell L. Gordon	(Principal Financial Officer)

/s/ Keith R. Smiley	Vice President-Finance and Controller
Keith R. Smiley	(Principal Accounting Officer)

/s/ Kirkland B. Andrews	Director
Kirkland B. Andrews

/s/ John M. Ballbach	Director
John M. Ballbach

/s/ Bruce A. Carbonari	Director
Bruce A. Carbonari

/s/ David A. Daberko	Director
David A. Daberko

/s/ Jenniffer D. Deckard	Director
Jenniffer D. Deckard

/s/ Salvatore D. Fazzolari	Director
Salvatore D. Fazzolari

/s/ Julie A. Lagacy	Director
Julie A. Lagacy

/s/ Robert A. Livingston	Director
Robert A. Livingston

/s/ Frederick R. Nance	Director
Frederick R. Nance

/s/ William B. Summers, Jr.	Director
William B. Summers, Jr.

RPM International Inc. and Subsidiaries

Valuation And Qualifying Accounts and Reserves (Schedule II)

		Additions	Acquisitions
		Charged to	(Disposals)
	Balance at	Selling,	of Businesses			Balance at
	Beginning	General and	and	(Deductions)		End
(In thousands)	of Period	Administrative	Reclassifications	Additions		of Period
Year Ended May 31, 2021
Current:
Accrued product liability reserves	$10,458	$14,173	$—	$(6,334)	(2)	$18,297
Accrued environmental reserves	$1,970	$1,045	$—	$(1,686)	(2)	$1,329
Noncurrent:
Accrued product liability reserves	$27,016	$15,366	$—	(15,768)	(2)	$26,614
Accrued environmental reserves	$4,125	$1,918	$—	$224		$6,267
Year Ended May 31, 2020
Current:
Allowance for credit losses (3)	$54,748	$16,683	$(79)	$(15,505)	(1)	$55,847
Accrued product liability reserves	$11,739	$5,356	$—	$(6,637)	(2)	$10,458
Accrued environmental reserves	$1,147	$1,168	$—	$(345)	(2)	$1,970
Noncurrent:
Accrued product liability reserves	$29,942	$15,042	$—	(17,968)	(2)	$27,016
Accrued environmental reserves	$4,211	$371	$—	$(457)		$4,125
Year Ended May 31, 2019
Current:
Allowance for credit losses (3)	$46,344	$18,646	$(131)	$(10,111)	(1)	$54,748
Accrued product liability reserves	$12,900	$12,696	$—	$(13,857)	(2)	$11,739
Accrued environmental reserves	$1,144	$875	$—	$(872)	(2)	$1,147
Noncurrent:
Accrued product liability reserves	$29,902	$8,301	$—	(8,261)	(2)	$29,942
Accrued environmental reserves	$3,571	$895	$—	$(255)		$4,211

(1)	Uncollectible accounts written off, net of recoveries
(2)	Primarily claims paid during the year, net of insurance contributions
(3)

Beginning in fiscal 2021, we began presenting a rollforward of our Allowance for Credit Losses in Note Q, "Revenue."  See Note Q, “Revenue,” to the Consolidated Financial Statements for further details on fiscal 2021 activity.