Form 10-Q
period 2021-08-31
RPM INTERNATIONAL INC/DE/
filed 2021-10-06
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021,

or

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

As of October 1, 2021, the registrant had 129,715,706 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

* As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	August 31, 2021	May 31, 2021
Assets
Current Assets
Cash and cash equivalents	$213,212	$246,704
Trade accounts receivable (less allowances of $52,181 and $55,922, respectively)	1,171,914	1,280,806
Inventories	997,255	938,095
Prepaid expenses and other current assets	330,315	316,399
Total current assets	2,712,696	2,782,004
Property, Plant and Equipment, at Cost	1,949,817	1,967,482
Allowance for depreciation	(998,993)	(1,002,300)
Property, plant and equipment, net	950,824	965,182
Other Assets
Goodwill	1,349,137	1,345,754
Other intangible assets, net of amortization	626,244	628,693
Operating lease right-of-use assets	298,878	300,827
Deferred income taxes	26,671	26,804
Other	201,754	203,705
Total other assets	2,502,684	2,505,783
Total Assets	$6,166,204	$6,252,969
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$647,568	$717,176
Current portion of long-term debt	1,649	1,282
Accrued compensation and benefits	156,031	258,380
Accrued losses	25,309	29,054
Other accrued liabilities	333,065	325,522
Total current liabilities	1,163,622	1,331,414
Long-Term Liabilities
Long-term debt, less current maturities	2,429,623	2,378,544
Operating lease liabilities	256,661	257,415
Other long-term liabilities	417,072	436,176
Deferred income taxes	108,506	106,395
Total long-term liabilities	3,211,862	3,178,530
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 300,000 shares; issued 144,648 and outstanding 129,743 as of August 31, 2021; issued 144,199 and outstanding 129,573 as of May 31, 2021	1,297	1,295
Paid-in capital	1,061,161	1,055,400
Treasury stock, at cost	(671,314)	(653,006)
Accumulated other comprehensive (loss)	(540,508)	(514,884)
Retained earnings	1,937,940	1,852,259
Total RPM International Inc. stockholders' equity	1,788,576	1,741,064
Noncontrolling Interest	2,144	1,961
Total equity	1,790,720	1,743,025
Total Liabilities and Stockholders' Equity	$6,166,204	$6,252,969

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	August 31,	August 31,
	2021	2020
Net Sales	$1,650,420	$1,606,670
Cost of Sales	1,037,069	953,015
Gross Profit	613,351	653,655
Selling, General and Administrative Expenses	418,850	395,953
Restructuring Expense	1,010	4,233
Interest Expense	21,109	21,745
Investment (Income), Net	(5,750)	(12,763)
Other (Income) Expense, Net	(3,339)	3,118
Income Before Income Taxes	181,471	241,369
Provision for Income Taxes	46,676	60,584
Net Income	134,795	180,785
Less: Net Income Attributable to Noncontrolling Interests	213	190
Net Income Attributable to RPM International Inc. Stockholders	$134,582	$180,595
Average Number of Shares of Common Stock Outstanding:
Basic	128,083	128,418
Diluted	128,570	128,783
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$1.04	$1.39
Diluted	$1.04	$1.39

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2021	2020
Net Income	$134,795	$180,785
Other comprehensive income, net of tax:
Foreign currency translation adjustments (net of tax of $2,337 and $2,862, respectively)	(38,980)	64,667
Pension and other postretirement benefit liability adjustments (net of tax of $1,466 and $786, respectively)	4,442	3,260
Unrealized gain on securities and other (net of tax of $145 and $82, respectively)	274	89
Unrealized gain (loss) on derivatives (net of tax of $2,571 and $5,542, respectively)	8,610	(18,112)
Total other comprehensive income (loss)	(25,654)	49,904
Total Comprehensive Income	109,141	230,689
Less: Comprehensive Income Attributable to Noncontrolling Interests	183	259
Comprehensive Income Attributable to RPM International Inc. Stockholders	$108,958	$230,430

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$134,795	$180,785
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	37,944	35,317
Restructuring charges, net of payments	(2,004)	(1,972)
Fair value adjustments to contingent earnout obligations	1,027	2,712
Deferred income taxes	(3,452)	1,938
Stock-based compensation expense	5,763	10,457
Net (gain) on marketable securities	(3,476)	(11,784)
Other	(76)	(10)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	98,166	692
(Increase) decrease in inventory	(68,155)	43,395
(Increase) in prepaid expenses and other current and long-term assets	(15,648)	(5,526)
(Decrease) increase in accounts payable	(42,912)	4,945
(Decrease) in accrued compensation and benefits	(100,201)	(55,368)
(Decrease) increase in accrued losses	(3,530)	1,936
Increase in other accrued liabilities	37,866	109,399
Other	-	1,173
Cash Provided by Operating Activities	76,107	318,089
Cash Flows from Investing Activities:
Capital expenditures	(51,888)	(41,488)
Acquisition of businesses, net of cash acquired	(35,802)	-
Purchase of marketable securities	(5,843)	(17,104)
Proceeds from sales of marketable securities	2,766	16,070
Other	250	244
Cash (Used For) Investing Activities	(90,517)	(42,278)
Cash Flows from Financing Activities:
Additions to long-term and short-term debt	60,547	136
Reductions of long-term and short-term debt	(471)	(213,090)
Cash dividends	(48,901)	(46,622)
Repurchases of common stock	(12,500)	-
Shares of common stock returned for taxes	(5,802)	(7,115)
Payments of acquisition-related contingent consideration	(60)	(2,217)
Cash (Used For) Financing Activities	(7,187)	(268,908)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(11,895)	11,446
Net Change in Cash and Cash Equivalents	(33,492)	18,349
Cash and Cash Equivalents at Beginning of Period	246,704	233,416
Cash and Cash Equivalents at End of Period	$213,212	$251,765
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$17,301	$17,566
Income Taxes, net of refunds	$28,016	$16,845

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2021	129,573	$1,295	$1,055,400	$(653,006)	$(514,884)	$1,852,259	$1,741,064	$1,961	$1,743,025
Net income	-	-	-	-	-	134,582	134,582	213	134,795
Other comprehensive loss	-	-	-	-	(25,624)	-	(25,624)	(30)	(25,654)
Dividends declared and paid ($0.38 per share)	-	-	-	-	-	(48,901)	(48,901)	-	(48,901)
Share repurchases under repurchase program	(133)	(1)	1	(12,500)	-	-	(12,500)	-	(12,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	303	3	5,760	(5,808)	-	-	(45)	-	(45)
Balance at August 31, 2021	129,743	$1,297	$1,061,161	$(671,314)	$(540,508)	$1,937,940	$1,788,576	$2,144	$1,790,720

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2020	129,511	$1,295	$1,014,428	$(580,117)	$(717,497)	$1,544,336	$1,262,445	$2,218	$1,264,663
Net income	-	-	-	-	-	180,595	180,595	190	180,785
Other comprehensive income	-	-	-	-	49,835	-	49,835	69	49,904
Dividends declared and paid ($0.36 per share)	-	-	-	-	-	(46,622)	(46,622)	-	(46,622)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	464	5	10,451	(7,115)	-	-	3,341	-	3,341
Balance at August 31, 2020	129,975	$1,300	$1,024,879	$(587,232)	$(667,662)	$1,678,309	$1,449,594	$2,477	$1,452,071

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three-month periods ended August 31, 2021 and August 31, 2020. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2021.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740),” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The adoption of this new guidance, effective June 1, 2021 using the prospective method, did not have a material impact on our Consolidated Financial Statements.

New Pronouncements Issued

We are not aware of any recently issued accounting pronouncements that have not yet been adopted by us and which would have a material impact on our consolidated financial statements.

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

On May 31, 2021, we formally concluded our MAP to Growth. However, certain projects identified prior to May 31, 2021 are not yet completed. Accordingly, we expect to incur restructuring expense throughout fiscal year 2022. The total expected costs are subject to change as we complete these projects.

Our execution of the MAP to Growth drove the de-layering and simplification of management and businesses associated with group realignment. We have implemented four center-led functional areas including manufacturing and operations; procurement and supply chain; information technology; and accounting and finance.

Our MAP to Growth optimized our manufacturing facilities and provided more efficient plant and distribution facilities. Through the balance sheet date, in association with our MAP to Growth, we have completed, or are in the process of completing, the planned closure of 29 plants and 28 warehouses. We also expect to incur additional severance and benefit costs as part of our planned closure of these facilities.

The current total expected costs associated with this plan are outlined in the table below and decreased by approximately $1.6 million compared to our previous estimate, primarily attributable to decreases in expected severance and benefit charges of $0.8 million and expected facility closure and other related costs of $0.8 million.

Following is a summary of the charges recorded in connection with restructuring by reportable segment:

	Three Months Ended	Three Months Ended	Cumulative Costs	Total Expected
(In thousands)	August 31, 2021	August 31, 2020	to Date	Costs
Construction Products Group ("CPG") Segment:
Severance and benefit costs (credits) (a)	$(493)	$180	$20,795	$20,928
Facility closure and other related costs	540	368	7,120	7,609
Other restructuring costs	4	36	1,982	1,982
Total Charges	$51	$584	$29,897	$30,519

Performance Coatings Group ("PCG") Segment:
Severance and benefit costs (b)	$128	$1,039	$16,487	$17,012
Facility closure and other related costs	408	288	7,037	7,968
Other restructuring costs	-	29	917	917
Total Charges	$536	$1,356	$24,441	$25,897

Consumer Segment:
Severance and benefit costs (c)	$-	$790	$12,307	$12,307
Facility closure and other related costs	240	597	12,321	13,015
Other restructuring costs	-	98	4,420	4,420
Total Charges	$240	$1,485	$29,048	$29,742

Specialty Products Group ("SPG") Segment:
Severance and benefit costs (d)	$87	$469	$8,214	$9,190
Facility closure and other related costs	98	268	5,688	6,706
Other restructuring costs (credits)	(2)	71	1,219	1,219
Total Charges	$183	$808	$15,121	$17,115

Corporate/Other Segment:
Severance and benefit costs	$-	$-	$13,538	$13,538
Total Charges	$-	$-	$13,538	$13,538

Consolidated:
Severance and benefit costs (credits)	$(278)	$2,478	$71,341	$72,975
Facility closure and other related costs	1,286	1,521	32,166	35,298
Other restructuring costs	2	234	8,538	8,538
Total Charges	$1,010	$4,233	$112,045	$116,811

(a) Severance and benefit recoveries are associated with the adjustment of previously estimated severance accruals partially offset by the elimination of five positions during the three months ended August 31, 2021. Severance and benefit costs for the three months ended August 31, 2020 are associated with the elimination of nine positions.

(b) Severance and benefit costs are associated with the elimination of two positions and 39 positions during the three months ended August 31, 2021 and 2020, respectively.

(c) Severance and benefit costs are associated with the elimination of three positions during the three months ended August 31, 2020.

(d) Severance and benefit costs are associated with the elimination of 16 positions and 28 positions during the three months ended August 31, 2021 and 2020, respectively.

A summary of the activity in the restructuring reserves related to our MAP to Growth is as follows:

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Restructuring Costs	Total
Balance at June 1, 2021	$4,430	$1,290	$-	5,720
Charges (credits) to expense	(278)	1,286	2	1,010
Cash payments charged against reserve	(1,766)	(1,248)	-	(3,014)
Non-cash charges and other adjustments	-	(377)	(2)	(379)
Balance at August 31, 2021	$2,386	$951	$-	$3,337

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Restructuring Costs	Total
Balance at June 1, 2020	$7,357	$5,880	$-	$13,237
Charges to expense	2,478	1,521	234	4,233
Cash payments charged against reserve	(4,942)	(1,263)	-	(6,205)
Non-cash charges and other adjustments	-	-	(234)	(234)
Balance at August 31, 2020	$4,893	$6,138	$-	$11,031

NOTE 4 — FAIR VALUE MEASUREMENTS

Financial instruments recorded in the balance sheet include cash and cash equivalents, trade accounts receivable, derivative assets and liabilities, marketable securities, notes and accounts payable, and debt.

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at August 31, 2021
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$26,758	$-	$26,758
Corporate bonds	-	188	-	188
Total available-for-sale debt securities	-	26,946	-	26,946
Marketable equity securities:
Stocks - foreign	949	-	-	949
Stocks - domestic	7,295	-	-	7,295
Mutual funds - foreign	-	48,770	-	48,770
Mutual funds - domestic	-	91,642	-	91,642
Total marketable equity securities	8,244	140,412	-	148,656
Contingent consideration	-	-	(14,042)	(14,042)
Total	$8,244	$167,358	$(14,042)	$161,560

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2021
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$26,563	$-	$26,563
Corporate bonds	-	182	-	182
Total available-for-sale debt securities	-	26,745	-	26,745
Marketable equity securities:
Stocks - foreign	768	-	-	768
Stocks - domestic	6,975	-	-	6,975
Mutual funds - foreign	-	47,916	-	47,916
Mutual funds - domestic	-	86,428	-	86,428
Total marketable equity securities	7,743	134,344	-	142,087
Contingent consideration	-	-	(13,335)	(13,335)
Total	$7,743	$161,089	$(13,335)	$155,497

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During the first three months of fiscal 2022, we recorded an increase in the accrual for approximately $1.0 million related to fair value adjustments. During the first three months of fiscal 2021, we paid approximately $2.8 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during last year's first three months. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payments of contingent consideration in excess of fair value as of the acquisition date, are reported in cash flows from operating activities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At August 31, 2021 and May 31, 2021, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of August 31, 2021 and May 31, 2021 are as follows:

	At August 31, 2021
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$213,212	$213,212
Marketable equity securities	148,656	148,656
Available-for-sale debt securities	26,946	26,946
Long-term debt, including current portion	2,431,272	2,680,324

	At May 31, 2021
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$246,704	$246,704
Marketable equity securities	142,087	142,087
Available-for-sale debt securities	26,745	26,745
Long-term debt, including current portion	2,379,826	2,570,206

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

Derivatives Designated as Hedges

In October 2017, as a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we executed a fair value hedge and two cross currency swaps, in which we paid variable rate interest in Euros and received fixed rate interest in U.S. Dollars with a combined notional amount of approximately €85.25 million ($100 million U.S. Dollar equivalent), and which had a maturity date of November 2022. This effectively converted a portion of our U.S. Dollar denominated fixed-rate debt to Euro denominated variable rate debt. The fair value hedge was recognized at fair value in our Consolidated Balance Sheets, while changes in the fair value of the hedge were recognized in interest expense in our Consolidated Statements of Income. We designated the swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. In February 2020, the fair value hedge and two cross-currency swaps agreements were terminated, and we received cash in the amount of $9.3 million, representing the fair value of the swap and interest accrued through the date of termination. Accordingly, hedge accounting was discontinued and a hedge accounting adjustment to our Senior Notes of $1.5 million was recorded and is being amortized to interest expense in the Consolidated Statements of Income through the termination of the 3.450% Notes in November 2022. Changes in the fair value of the cross-currency swaps due to spot foreign exchange rates are recorded as cumulative translation adjustment within accumulated other comprehensive income ("AOCI") and will remain in AOCI until either the sale or substantially complete liquidation of the hedged subsidiaries.

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

The following table summarizes the location and effects of our derivatives instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Income for gains or losses initially recognized in AOCI in the Consolidated Balance Sheet:

	Pretax gain/(loss) recognized in AOCI			Pretax gain/(loss) reclassified from AOCI into income
	Three Months Ended			Three Months Ended
(In thousands) Derivatives in hedging relationships	August 31, 2021	August 31, 2020	Income statement location	August 31, 2021	August 31, 2020
Interest rate swap (cash flow)	$(36)	$(598)	Interest (expense)	$(929)	$(766)
Cross currency swap (cash flow)	3,447	(7,356)	Interest income	138	191
Cross currency swap (cash flow)	-	-	Foreign exchange gain (loss)	3,407	(7,455)
Cross currency swap (net investment)	10,303	(23,133)	Gain or (loss) on sale of subsidiary	-	-
Total	$13,714	$(31,087)		$2,616	$(8,030)

Derivatives Not Designated as Hedges

At August 31, 2021, and May 31, 2021, we held one foreign currency forward contract at each period end designed to reduce our exposure to changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows. These contracts have not been designated as a hedges; therefore, the changes in fair value of the contracts are recognized in earnings as a component of SG&A expenses. Amounts recognized in earnings did not have a material impact on our Consolidated Financial Statements for any period presented. As of August 31, 2021, and May 31, 2021, the notional amounts of the forward contract held to purchase foreign currencies was $174.3 million and $191.7 million, respectively.

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

The fair values of qualifying and non-qualifying instruments used in hedging transactions as of August 31, 2021 and May 31, 2021 are as follows:

(In thousands)		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	August 31, 2021	May 31, 2021
Assets:
Cross Currency Swap (Net Investment)	Other Current Assets	$5,924	$6,233
Cross Currency Swap (Cash Flow)	Other Current Assets	539	516
Liabilities:
Interest Rate Swap (Cash Flow)	Other Accrued Liabilities	$3,530	$3,547
Cross Currency Swap (Net Investment)	Other Accrued Liabilities	955	1,321
Cross Currency Swap (Net Investment)	Other Long-Term Liabilities	28,787	39,228
Cross Currency Swap (Cash Flow)	Other Long-Term Liabilities	10,035	13,786
Interest Rate Swap (Cash Flow)	Other Long-Term Liabilities	1,591	2,467

(In thousands)		Fair Value
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	August 31, 2021	May 31, 2021
Assets:
Foreign Currency Exchange	Other Current Assets	$61	$212

NOTE 6 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2021	2020
Interest (income)	$(1,153)	$(667)
Net (gain) on marketable securities	(3,476)	(11,784)
Dividend (income)	(1,121)	(312)
Investment (income), net	$(5,750)	$(12,763)

Net (Gain) on Marketable Securities

	Three Months Ended
	August 31,	August 31,
(In thousands)	2021	2020
Unrealized (gains) on marketable equity securities	$(3,218)	$(13,956)
Realized (gains) losses on marketable equity securities	(269)	2,169
Realized losses on available-for-sale debt securities	11	3
Net (gain) on marketable securities	$(3,476)	$(11,784)

NOTE 7 — OTHER (INCOME) EXPENSE, NET

Other (income) expense, net, consists of the following components:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2021	2020
Pension non-service (credits)/costs	$(2,723)	$3,336
Other	(616)	(218)
Other (income) expense, net	$(3,339)	$3,118

NOTE 8 — INCOME TAXES

The effective income tax rate of 25.7% for the three months ended August 31, 2021, compares to the effective income tax rate of 25.1% for the three months ended August 31, 2020. The effective income tax rates for the three months ended August 31, 2021, and 2020 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation.

Our deferred tax liability for unremitted foreign earnings was $15.2 million as of August 31, 2021, which represents our estimate of the foreign tax cost associated with the remittance of $448.0 million of foreign earnings that are not considered to be permanently reinvested. We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of August 31, 2021. Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were remitted to us as dividends.

NOTE 9 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	August 31, 2021	May 31, 2021
Raw material and supplies	$474,781	$447,220
Finished goods	522,474	490,875
Total Inventory, Net of Reserves	$997,255	$938,095

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

As previously announced, given macroeconomic uncertainty resulting from the Covid pandemic, we had suspended stock repurchases under the program, but in January 2021, our Board of Directors authorized the resumption of the stock repurchases. At the time of resuming the program, $469.7 million of shares of common stock remained available for repurchase. The Board of Directors also extended the stock repurchase program beyond its original May 31, 2021 expiration date until such time that the remaining $469.7 million of shares of capital has been returned to our stockholders.

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

During the three months ended August 31, 2021, we repurchased 133,388 shares of our common stock at a cost of approximately $12.5 million, or an average of $93.71 per share. During the three months ended August 31, 2020, we did not repurchase any shares of our common stock under this program. The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $407.3 million at August 31, 2021.

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share for the three-month periods ended August 31, 2021 and 2020.

	Three Months Ended
	August 31,	August 31,
(In thousands, except per share amounts)	2021	2020
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$134,582	$180,595
Less: Allocation of earnings and dividends to participating securities	(1,142)	(1,552)
Net income available to common shareholders - basic	133,440	179,043
Add: Undistributed earnings reallocated to unvested shareholders	4	4
Net income available to common shareholders - diluted	$133,444	$179,047
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	128,083	128,418
Average diluted options and awards	487	365
Total shares for diluted earnings per share (1)	128,570	128,783
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$1.04	$1.39
Method used to calculate basic earnings per share	Two-class	Two-class
Diluted Earnings Per Share of Common Stock	$1.04	$1.39
Method used to calculate diluted earnings per share	Two-class	Two-class

(1) Restricted shares totaling 157,700 and 225,500 for the three months ended August 31, 2021 and 2020, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. In addition, stock appreciation rights (“SARs”) totaling 680,000 and 360,000 for the three months ended August 31, 2021 and 2020, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 12 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three months ended August 31, 2021 and 2020:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	August 31,	August 31,	August 31,	August 31,
Pension Benefits	2021	2020	2021	2020
Service cost	$11,914	$11,130	$1,348	$1,406
Interest cost	3,842	3,806	1,282	1,122
Expected return on plan assets	(10,386)	(8,279)	(2,073)	(1,607)
Amortization of:
Prior service cost (credit)	1	2	(38)	(35)
Net actuarial losses recognized	4,225	7,501	114	526
Net Periodic Benefit Cost	$9,596	$14,160	$633	$1,412

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	August 31,	August 31,	August 31,	August 31,
Postretirement Benefits	2021	2020	2021	2020
Service cost	$-	$-	$432	$431
Interest cost	10	19	299	283
Amortization of:
Prior service (credit)	(40)	(42)	-	-
Net actuarial losses recognized	15	10	32	130
Net Periodic Benefit (Credit) Cost	$(15)	$(13)	$763	$844

Due to strong asset returns for the year ending May 31, 2021, as well as contributions made during the year, net periodic pension and U.S. postretirement cost for fiscal 2022 is lower than our fiscal 2021 expense. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, and these fluctuations may have a material impact on our consolidated financial results in the future. We previously disclosed in our financial statements for the fiscal year ended May 31, 2021 that we expected to contribute approximately $1.0 million to our retirement plans in the U.S. and approximately $5.0 million to plans outside the U.S. during the current fiscal year. Throughout fiscal 2022, we will evaluate whether to make additional contributions.

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at August 31, 2021, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2021	2020
Beginning Balance	$13,175	$11,106
Deductions (1)	(6,258)	(5,930)
Provision charged to expense	6,115	7,660
Ending Balance	$13,032	$12,836

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

NOTE 14 – REVENUE

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings, roofing systems, sealants and adhesives. We disaggregate revenues from the sales of our products and services based upon geographical location by each of our reportable segments, which are aligned by similar economic factors, trends and customers, which best depict the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. See Note 15, “Segment Information,” to the Consolidated Financial Statements for further details regarding our disaggregated revenues, as well as a description of each of the unique revenue streams related to each of our four reportable segments.

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

We offer assurance type warranties on our products as well as separately sold warranty contracts. Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term. Warranty liabilities for our assurance type warranties are discussed further in Note 13, “Contingencies and Accrued Losses,” to the Consolidated Financial Statements.

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

Trade accounts receivable, net of allowances, and net contract assets consisted of the following:

(In thousands, except percentages)	August 31, 2021	May 31, 2021	$ Change	% Change
Trade accounts receivable, less allowances	$1,171,914	$1,280,806	$(108,892)	-8.5%

Contract assets	$45,310	$33,217	$12,093	36.4%
Contract liabilities - short-term	(35,155)	(33,112)	(2,043)	6.2%
Net Contract Assets	$10,155	$105	$10,050

The $10.1 million increase in our net contract assets from May 31, 2021 to August 31, 2021 resulted primarily due to the timing and volume of construction jobs in progress at August 31, 2021 versus May 31, 2021. During the first quarter of fiscal 2022, net sales at our U.S. based general contracting and roofing services business increased by $43.5 million as compared to the fourth quarter of fiscal 2021. During the fourth quarter of fiscal 2021, we began to mobilize on the jobs that were scheduled to be executed during the peak summer months. In the first quarter of fiscal 2022, we performed a substantial amount of work on these jobs, and as such, our unbilled revenue is higher as of August 31, 2021 than it was at May 31, 2021.

We also record long-term deferred revenue, which amounted to $67.4 million and $67.8 million as of August 31, 2021 and May 31, 2021, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our consolidated balance sheets.

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

The following tables summarize the activity for the allowance for credit losses for the three months ended August 31, 2021 and 2020:

(In thousands)
Balance at June 1, 2021	$55,922
Bad debt provision	1,205
Uncollectible accounts written off, net of recoveries	(4,087)
Translation adjustments	(859)
Balance at August 31, 2021	$52,181

(In thousands)
Balance at June 1, 2020	$55,847
Bad debt provision	1,274
Uncollectible accounts written off, net of recoveries	(2,854)
Translation adjustments	1,660
Balance at August 31, 2020	$55,927

NOTE 15 — SEGMENT INFORMATION

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings and roofing systems, flooring solutions, sealants, cleaners and adhesives. We manage our portfolio by organizing our businesses and product lines into four reportable segments as outlined below, which also represent our operating segments. Within each operating segment, we manage product lines and businesses which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our four operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker in determining how to allocate the assets of the company and evaluate performance. These four operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on income before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”), as a performance evaluation measure because interest (income) expense, net (the combination of interest expense and investment income, net) is essentially related to corporate functions, as opposed to segment operations.

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

Three Months Ended August 31, 2021	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$372,313	$176,194	$432,399	$149,411	$1,130,317
Foreign
Canada	76,559	18,452	33,942	2,140	131,093
Europe	130,418	57,835	60,267	24,335	272,855
Latin America	47,422	6,390	7,318	494	61,624
Asia Pacific	17,605	6,661	4,482	5,675	34,423
Other Foreign	45	20,063	-	-	20,108
Total Foreign	272,049	109,401	106,009	32,644	520,103
Total	$644,362	$285,595	$538,408	$182,055	$1,650,420

Three Months Ended August 31, 2020	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$327,961	$156,062	$509,584	$133,497	$1,127,104
Foreign
Canada	55,642	17,112	48,908	1,920	123,582
Europe	108,720	63,634	67,610	16,996	256,960
Latin America	34,853	5,594	7,392	465	48,304
Asia Pacific	17,639	4,886	7,674	5,146	35,345
Other Foreign	2,875	12,500	-	-	15,375
Total Foreign	219,729	103,726	131,584	24,527	479,566
Total	$547,690	$259,788	$641,168	$158,024	$1,606,670

	Three Months Ended
(In thousands)	August 31,	August 31,
Income (Loss) Before Income Taxes	2021	2020
CPG Segment	$114,357	$98,349
PCG Segment	35,077	28,514
Consumer Segment	45,915	132,722
SPG Segment	24,556	20,449
Corporate/Other	(38,434)	(38,665)
Consolidated	$181,471	$241,369

(In thousands)	August 31,	May 31,
Identifiable Assets	2021	2021
CPG Segment	$1,959,388	$1,815,303
PCG Segment	1,059,611	1,051,334
Consumer Segment	2,156,400	2,386,703
SPG Segment	770,902	772,540
Corporate/Other	219,903	227,089
Consolidated	$6,166,204	$6,252,969

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

A comprehensive discussion of the accounting policies and estimates that are the most critical to our financial statements are set forth in our Annual Report on Form 10-K for the year ended May 31, 2021.

BUSINESS SEGMENT INFORMATION

The following tables reflect the results of our reportable segments consistent with our management philosophy, and represent the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of businesses.

	Three Months Ended
	August 31,	August 31,
(In thousands)	2021	2020
Net Sales
CPG Segment	$644,362	$547,690
PCG Segment	285,595	259,788
Consumer Segment	538,408	641,168
SPG Segment	182,055	158,024
Consolidated	$1,650,420	$1,606,670
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$114,357	$98,349
Interest (Expense), Net (b)	(1,870)	(2,110)
EBIT (c)	$116,227	$100,459
PCG Segment
Income Before Income Taxes (a)	$35,077	$28,514
Interest Income (Expense), Net (b)	82	(31)
EBIT (c)	$34,995	$28,545
Consumer Segment
Income Before Income Taxes (a)	$45,915	$132,722
Interest Income (Expense), Net (b)	75	(62)
EBIT (c)	$45,840	$132,784
SPG Segment
Income Before Income Taxes (a)	$24,556	$20,449
Interest (Expense), Net (b)	(35)	(82)
EBIT (c)	$24,591	$20,531
Corporate/Other
(Loss) Before Income Taxes (a)	$(38,434)	$(38,665)
Interest (Expense), Net (b)	(13,611)	(6,697)
EBIT (c)	$(24,823)	$(31,968)
Consolidated
Net Income	$134,795	$180,785
Add: Provision for Income Taxes	46,676	60,584
Income Before Income Taxes (a)	181,471	241,369
Interest (Expense)	(21,109)	(21,745)
Investment Income, Net	5,750	12,763
EBIT (c)	$196,830	$250,351

(a) The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by generally accepted accounting principles ("GAAP") in the U.S., to EBIT.

(b) Interest Income (Expense), Net includes the combination of Interest (Expense) and Investment Income, Net.

(c) EBIT is a non-GAAP measure, and is defined as Earnings (Loss) Before Interest and Taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT, as a performance evaluation measure because Interest (Income) Expense, Net is essentially related to corporate functions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, income before income taxes as determined in accordance with GAAP, since EBIT omits the impact of interest in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets' analysis of our segments' core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2021

Net Sales

	Three months ended
(in millions, except percentages)	August 31, 2021	August 31, 2020	Total Growth	Organic Growth(1)	Acquisition Growth	Foreign Currency Exchange Impact
CPG Segment	$644.4	$547.7	17.7%	15.0%	0.5%	2.2%
PCG Segment	285.6	259.8	9.9%	3.8%	3.7%	2.4%
Consumer Segment	538.4	641.2	-16.0%	-20.1%	3.3%	0.8%
SPG Segment	182.0	158.0	15.2%	13.5%	0.3%	1.4%
Consolidated	$1,650.4	$1,606.7	2.7%	-1.0%	2.1%	1.6%
(1) Organic growth includes the impact of price and volume.

Our CPG segment experienced significant organic growth during the first quarter of fiscal 2022 in nearly all business units in the segment when compared to the same quarter in the prior year. Business units performing particularly well during the quarter were providers of commercial roofing systems, concrete admixtures and repair products, and our insulated concrete forms business. Additionally, European operations generated strong sales growth, due in part to an easier comparison to the prior year first quarter, when shelter-in-place requirements were most severe.

Our PCG segment experienced sales growth during the first quarter of fiscal 2022 in nearly all the major business units in the segment when compared to the same quarter in the prior year. This growth was partially aided by the prior year comparison, where there was a significant amount of deferrals of flooring and coating projects as a result of restrictions associated with Covid, which impacted the ability of contractors to gain access to the facilities of our end customers.

Our Consumer segment experienced significant organic declines in comparison to the prior year, which benefitted from unprecedented demand worldwide for its “do-it-yourself” home improvement and cleaning products, as a result of the Covid pandemic. Current quarter sales were also impacted by the lack of availability of raw materials, due to supply chain disruptions. Despite these disruptions, underlying demand for these products remains strong, which resulted in fiscal 2022 first quarter sales that were still above the pre-pandemic levels of the first quarter in fiscal 2020.

Our SPG segment experienced strong demand for our businesses serving the marine, powder coatings, wood stains and sealers and disaster restoration equipment markets. Additionally, our new business development efforts have accelerated as a result of a number of recent management changes.

Gross Profit Margin Our consolidated gross profit margin of 37.2% of net sales for the first quarter of fiscal 2022 compares to a consolidated gross profit margin of 40.7% for the comparable period a year ago. The current quarter gross profit margin decrease of approximately 3.5%, or 350 basis points (“bps”), resulted primarily from lower sales volume, inflationary pressures on raw materials versus the same period a year ago, higher freight costs, and production inefficiencies as a result of supply chain disruption and availability of raw materials. Partially offsetting these decreases were the impact of selling price increases and MAP to Growth savings.

Overall, raw material costs were inflationary during the first quarter of fiscal 2022. As indicated previously, several macroeconomic factors resulted in inflation, beginning in the fourth quarter of fiscal 2021. We expect that these increased costs will continue to be reflected in our results throughout fiscal 2022. We plan to continue working to offset these increased costs with commensurate increases in selling prices. Furthermore, we have received “force majeure” notifications from many of our major material suppliers, which may impact our ability to timely meet customer demand in certain of our businesses and across certain product categories.

The macroeconomic factors identified above include, but are not limited to, the following: (i) strained supply chains as inventories have not fully recovered from Winter Storm Uri in February 2021; (ii) additional significant weather events causing further supply chain disruption, such as Hurricane Ida in August 2021; (iii) intermittent supplier plant shutdowns due to catastrophic failures or as a result of the Covid pandemic; (iv) significant worldwide demand during the Covid pandemic for key items such as packaging, solvents, and chemicals used in cleaning products; (v) availability of transportation and fluctuating costs to transport products; (vi) reduction of global supply of materials as a result of power curtailments in China; and (vii) high global demand as markets reopen and economic stimulus drives growth.

SG&A Our consolidated SG&A expense during the period was $22.9 million higher versus the same period last year and increased to 25.4% of net sales from 24.6% of net sales for the prior year quarter. Additional SG&A expense recognized by companies we recently acquired approximated $7.4 million during the first quarter of fiscal 2022. During the first quarter of fiscal 2022, our MAP to Growth generated incremental savings of approximately $3.0 million.

Our CPG segment SG&A was approximately $21.7 million higher for the first quarter of fiscal 2022 versus the comparable prior year period but decreased slightly as a percentage of net sales. The increase was mainly due to higher variable expense as a result of higher sales volumes, higher IT costs associated with ongoing ERP implementations, as well as increases in discretionary spending (i.e. meetings, travel, etc.) and restoring salaries which were reduced in the prior year in response to the impact of the Covid pandemic. Additionally, companies recently acquired generated approximately $0.5 million of additional SG&A expense.

Our PCG segment SG&A was approximately $6.5 million higher for the first quarter of fiscal 2022 versus the comparable prior year period but decreased as a percentage of net sales. The quarter over quarter increase is mainly due to increased variable expenses as a result of higher sales volumes, higher distribution costs, as well as increases in IT costs associated with ongoing ERP implementations. Additionally, companies recently acquired generated approximately $2.4 million of additional SG&A expense.

Our Consumer segment SG&A decreased by approximately $6.8 million during the first quarter of fiscal 2022 versus the same period last year, but increased as a percentage of net sales. The quarter-over-quarter decrease in SG&A was attributable to lower advertising and promotional costs and distribution expenses, as a result of lower sales volumes. Partially offsetting these decreases was approximately $4.3 million of additional SG&A expense generated from the company recently acquired.

Our SPG segment SG&A was approximately $3.4 million higher during the first quarter of fiscal 2022 versus the comparable prior year period but decreased as a percentage of net sales. The increase in SG&A expense is attributable to investments in growth initiatives, merit increases, increases in discretionary spending (i.e. meetings, travel, etc.), as well as increased distribution costs quarter over quarter. Additionally, the company recently acquired generated approximately $0.2 million of additional SG&A expense.

SG&A expenses in our corporate/other category decreased by $1.9 million during the first quarter of fiscal 2022 as compared to last year’s first quarter mainly due to lower incentive compensation.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the three months ended August 31, 2021 and 2020, as this activity has a significant impact on our SG&A expense:

	Three months ended
(in millions)	August 31, 2021	August 31, 2020	Change
Service cost	$13.7	$13.0	$0.7
Interest cost	5.4	5.2	0.2
Expected return on plan assets	(12.5)	(9.9)	(2.6)
Amortization of:
Prior service (credit)	(0.1)	(0.1)	-
Net actuarial losses recognized	4.4	8.2	(3.8)
Total Net Periodic Pension & Postretirement Benefit Costs	$10.9	$16.4	$(5.5)

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

	Three months ended
(in millions)	August 31, 2021	August 31, 2020
Severance and benefit costs (credits)	$(0.3)	$2.5
Facility closure and other related costs	1.3	1.5
Other restructuring costs	-	0.2
Total Restructuring Costs	$1.0	$4.2

These charges are associated with closures of certain facilities as well as the elimination of duplicative headcount and infrastructure associated with certain of our businesses and are the result of our MAP to Growth, which focuses upon strategic shifts in operations across our entire business.

Our current expectation of future additional restructuring costs is summarized in the table below.

(in millions)	As of August 31, 2021
Severance and benefit costs	$1.7
Facility closure and other related costs	3.1
Other restructuring costs	-
Future Expected Restructuring Costs	$4.8

We previously expected these charges to be incurred by the end of calendar year 2020, upon which we expected to achieve an annualized pretax savings of approximately $290 million per year. However, the disruption caused by the outbreak of the Covid pandemic delayed the finalization of our MAP to Growth past the original target completion date of December 31, 2020. We utilized the remainder of fiscal 2021 to drive toward achieving the goals originally set forth in our MAP to Growth. On May 31, 2021, we formally concluded our MAP to Growth. However, certain projects identified prior to May 31, 2021 are not yet completed. Accordingly, we expect to incur restructuring expense throughout fiscal 2022, as projects related to our MAP to Growth are executed and completed.

See Note 3, “Restructuring,” to the Consolidated Financial Statements, for further details surrounding our MAP to Growth.

Interest Expense

	Three months ended
(in millions, except percentages)	August 31, 2021	August 31, 2020
Interest expense	$21.1	$21.7
Average interest rate (a)	3.15%	3.38%

(a) The interest rate decrease was a result of lower market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$0.7
Non-acquisition-related average borrowings	(0.8)
Change in average interest rate	(0.5)
Total Change in Interest Expense	$(0.6)

Investment (Income), Net

	Three months ended
(in millions)	August 31, 2021	August 31, 2020
Dividend & interest (income)	$(2.3)	$(1.0)
(Gains) on marketable securities	(3.5)	(11.8)
Investment (Income), Net	$(5.8)	$(12.8)

See Note 6, “Investment (Income), Net,” to the Consolidated Financial Statements for additional details.

Income (Loss) Before Income Taxes (“IBT”)

	Three months ended
(in millions, except percentages)	August 31, 2021	% of net sales	August 31, 2020	% of net sales
CPG Segment	$114.4	17.7%	$98.3	18.0%
PCG Segment	35.1	12.3%	28.5	11.0%
Consumer Segment	45.9	8.5%	132.7	20.7%
SPG Segment	24.5	13.5%	20.4	12.9%
Non-Op Segment	(38.4)	—	(38.5)	—
Consolidated	$181.5		$241.4

Our CPG segment results reflect market share gains, operational improvements, proactive cost controls and selling price increases, which offset production inefficiencies due to supply chain disruptions and material cost inflation. Our PCG segment results reflect improved pricing, incremental savings from operating improvement initiatives and recent acquisitions. Our Consumer segment results reflect the decrease in sales, inflation in materials, freight and labor, as well as the unfavorable impact of supply shortages on productivity. Our SPG segment results reflect higher sales volume and incremental operating improvement program savings, which were partially offset by raw material inflation, inefficiencies due to supply chain disruption and investments in future growth initiatives.

Income Tax Rate The effective income tax rate of 25.7% for the three months ended August 31, 2021, compares to the effective income tax rate of 25.1% for the three months ended August 31, 2020. The effective income tax rates for the three months ended August 31, 2021, and 2020 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation.

Net Income

	Three months ended
(in millions, except percentages and per share amounts)	August 31, 2021	% of net sales	August 31, 2020	% of net sales
Net income	$134.8	8.2%	$180.8	11.3%
Net income attributable to RPM International Inc. stockholders	134.6	8.2%	180.6	11.2%
Diluted earnings per share	1.04		1.39

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2022 Compared with Fiscal 2021

Operating Activities

Approximately $76.1 million of cash was provided by operating activities during the first three months of fiscal 2022, compared with $318.1 million of cash provided by operating activities during the same period last year. The net change in cash from operations includes the change in net income, which decreased by $46.0 million during the first three months of fiscal 2022 versus the same period during fiscal 2021. Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

The change in accounts receivable during the first three months of fiscal 2022 provided approximately $97.5 million more cash than during the same period a year ago. This resulted primarily from the timing of sales, particularly in our Consumer segment. Days sales outstanding (“DSO”) at August 31, 2021 decreased to 59.8 days from 60.4 days at August 31, 2020.

During the first three months of fiscal 2022, the change in inventory used approximately $111.6 million more cash compared to our spending during the same period a year ago, which resulted primarily from the timing of purchases by retail customers. Days of inventory outstanding (“DIO”) was approximately 86.5 and 74.0 days at August 31, 2021 and 2020, respectively. The increase in DIO was driven mainly by the Consumer segment, which resulted from material price inflation and build-up of raw material inventory in order to mitigate supply chain disruptions.

The change in accounts payable during the first three months of fiscal 2022 used approximately $47.9 million more cash than during the first three months of fiscal 2021 due principally to the timing of purchases, which were restrained at the beginning of fiscal 2021 due to the sharp business downturn caused by pandemic lockdown restrictions. However, days payables outstanding (“DPO”) increased by approximately 9.1 days to 84.9 days at August 31, 2021 from 75.8 days at August 31, 2020. The longer DPO is a direct result of moving toward a center-led procurement process that includes negotiating modified payment terms.

The change in accrued compensation and benefits during the first three months of fiscal 2022 used approximately $44.8 million more cash than during the first three months of fiscal 2021 due to higher incentive compensation earned during fiscal 2021 (which was paid out in the first quarter of fiscal 2022) as compared to fiscal 2020 (which was paid out in the first quarter of fiscal 2021). The change in other accrued liabilities during the first three months of fiscal 2022 provided approximately $71.5 million less cash than during the first three months of fiscal 2021 due principally to the timing of income taxes payable and the increase in customer rebate accruals. Additionally, certain government entities located where we have operations have enacted various pieces of legislation designed to help businesses weather the economic impact of Covid and ultimately preserve jobs. Some of this legislation, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act in the United States, enables employers to defer the payment of various types of taxes over varying time horizons. As of May 31, 2021, we had a remaining deferral of $27.1 million of such government payments that would have normally been paid during fiscal 2020 and fiscal 2021, but which will be paid in future periods. During the first quarter ended August 31, 2021, we did not defer any additional government payments that would have normally been paid during our first quarter of fiscal 2022. During the prior year first quarter ended August 31, 2020, we deferred $14.8 million of such government payments that would have normally been paid during our first quarter of fiscal 2021. Of the remaining $27.1 million, at August 31, 2021, we expect to pay approximately half of the balance during our third quarter of fiscal 2022 and approximately half of the balance during our third quarter of fiscal 2023.

Investing Activities

For the first three months of fiscal 2022, cash used for investing activities increased by $48.2 million to $90.5 million as compared to $42.3 million in the prior year period. This year-over-year increase in cash used for investing activities was mainly driven by $35.8 million in more cash spent on acquisitions as we did not have any acquisition activity during the first three months of fiscal 2021.

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We paid for capital expenditures of $51.9 million and $41.5 million during the first three months of fiscal 2022 and fiscal 2021, respectively. We have continued to maintain an elevated level of capital spending in fiscal 2022, in an effort to consolidate ERP systems and our plant footprint, as part of the finalization of our MAP to Growth.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At August 31, 2021 and May 31, 2021, the fair value of our investments in available-for-sale debt securities and marketable equity securities, which includes captive insurance-related assets, totaled $175.6 million and $168.8 million, respectively. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs.

As of August 31, 2021, approximately $191.3 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $221.1 million at May 31, 2021. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note 8, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For the first three months of fiscal 2022, cash used for financing activities decreased by $261.7 million to $7.2 million as compared to $268.9 million in the prior year period. The overall decrease in cash used for financing activities was driven principally by debt-related activities, as we used approximately $212.6 million less cash to paydown existing debt and provided approximately $60.4 million more cash from additions to short and long-term debt during the first three months of fiscal 2022 as compared to the prior year. See below for further details on the significant components of our debt.

The decrease in cash used for debt-related activities was partially offset by a $12.5 million increase in cash used for the repurchase of common stock during the first three months of fiscal 2022, as compared to the prior year. This increase was a result of the macroeconomic uncertainty in the prior year caused by the Covid pandemic, which led to the temporary suspension of our stock repurchase program during the fourth quarter of fiscal 2020, which lasted through the second quarter of fiscal 2021.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.38 billion at August 31, 2021, compared with $1.46 billion at May 31, 2021. Significant components of our debt include (refer to “Note G – Borrowings” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 for more comprehensive details):

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

The Revolving Credit Facility requires us to comply with various customary affirmative and negative covenants, including a leverage covenant (i.e., Net Leverage Ratio) and interest coverage ratio, which are calculated in accordance with the terms as defined by the Revolving Credit Facility. Under the terms of the leverage covenant, we may not permit our leverage ratio for total indebtedness to consolidated EBITDA for the four most recent fiscal quarters to exceed 3.75 to 1.00. During certain periods and per the terms of the Revolving Credit Facility, this ratio may be increased to 4.25 to 1.00 in connection with certain “material acquisitions.” The acquisition of Ali Industries, LLC occurred on September 1, 2020 and qualifies as a “material acquisition,” which enables us to request an increase in the maximum permitted Net Leverage Ratio covenant. We provided such notice to our Administrative Agent to trigger this provision of the agreement during our second quarter of fiscal 2021, and therefore, our Net Leverage Ratio covenant has been increased to 4.25 to 1.00 through August 31, 2021. The minimum required consolidated interest coverage ratio for EBITDA to interest expense is 3.50 to 1.00. The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended using EBITDA as defined in the Revolving Credit Facility.

As of August 31, 2021, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the Net Leverage Ratio and Interest Coverage Ratio covenants. At that date, our Net Leverage Ratio was 2.42 to 1.00, while our Interest Coverage Ratio was 11.49 to 1.00. As of August 31, 2021, we had $971.1 million of borrowing availability on our Revolving Credit Facility.

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

Accounts Receivable Securitization Program

As of August 31, 2021, the outstanding balance under our AR Program was $60.0 million, which compares with the maximum availability of $250.0 million on that date. The maximum availability under the AR Program is $250.0 million, but availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Program.

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

Term Loan Facility Credit Agreement

On February 21, 2020, we and our subsidiary, RPM Europe Holdco B.V. (formerly "RPM New Horizons Netherlands, B.V.") (the “Foreign Borrower”), entered into an unsecured syndicated term loan facility credit agreement (the “New Credit Facility”) with the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders. The New Credit Facility provides for a $300 million term loan to us and a $100 million term loan to the Foreign Borrower (together, the “Term Loans”), each of which was fully advanced on the closing date. The Term Loans mature on February 21, 2023, with no scheduled amortization before that date, and the Term Loans may be prepaid at any time without penalty or premium. We agreed to guarantee all obligations of the Foreign Borrower under the New Credit Facility. The proceeds of the Term Loans were used to repay a portion of the outstanding borrowings under our Revolving Credit Facility. See “Revolving Credit Agreement” above for further details.

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

The New Credit Facility contains customary covenants, including but not limited to, limitations on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, make certain investments, or sell or transfer assets. Additionally, we may not permit (i) our consolidated interest coverage ratio to be less than 3.50 to 1.00, or (ii) our leverage ratio (defined as the ratio of total indebtedness, less unencumbered cash and cash equivalents in excess of $50 million, to consolidated EBITDA for the four most recent fiscal quarters) to exceed 3.75 to 1.00. Upon notification to the lenders, however, the maximum permitted leverage ratio can be relaxed to 4.25 to 1.00 for a one-year period in connection with certain material acquisitions. In addition, the agreement was amended on April 30, 2020 to allow the maximum permitted Net Leverage Ratio to be increased to 4.25 to 1.00 during certain periods (refer to the “Revolving Credit Agreement” section above). As noted in the “Revolving Credit Agreement” section above, we provided such notice to our Administrative Agent during our second quarter of fiscal 2021, and therefore, our Net Leverage Ratio covenant has been increased to 4.25 to 1.00 through August 31, 2021. The covenants contained in the New Credit Facility are substantially similar to those contained in our Revolving Credit Facility. See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at August 31, 2021.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic and metal containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) the timing of and the realization of anticipated cost savings from restructuring initiatives and the ability to identify additional cost savings opportunities; (j) risks related to the adequacy of our contingent liability reserves; (k) risks relating to the Covid pandemic; (l) risks related to adverse weather conditions or the impacts of climate change and natural disasters; and (m) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2021, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2021. However, refer to the "Gross Profit Margin" paragraphs in the "RESULTS OF OPERATIONS" for the "Three Months Ended August 31, 2021" section above, for additional details on recent inflationary cost pressure and supply chain disruption at some of our businesses across certain product categories.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2021 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the

Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Environmental Proceedings

Like other companies participating in similar lines of business, some of our subsidiaries are identified as a “potentially responsible party” under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar local environmental statutes or are participating in the cost of certain clean-up efforts or other remedial actions relating to environmental matters. Our share of such costs to date, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on our consolidated financial condition or results of operations. See “Item 1 — Business — Environmental Matters,” in our Annual Report on Form 10-K for the year ended May 31, 2021.

As permitted by SEC rules, and given the size of our operations, we have elected to adopt a quantitative threshold for environmental proceedings of $1 million. As of the date of this filing, we are not aware of any matters that exceed this threshold and meet the definition for disclosure.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the other risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about repurchases of RPM International Inc. common stock made by us during the first quarter of fiscal 2022:

				Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
June 1, 2021 through June 30, 2021	134,813	$93.71	133,388
July 1, 2021 through July 31, 2021	57,559	$87.63	-
August 1, 2021 through August 31, 2021	7,590	$82.29	-
Total - First Quarter	199,962	$91.53	133,388

(1) 66,574 shares of common stock that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted stock which was granted under RPM International Inc.'s equity and incentive plans.

(2) The maximum dollar amount that may yet be repurchased under our program was approximately $407.3 million at August 31, 2021. Refer to Note 10 “Stock Repurchase Program” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

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

Dated: October 6, 2021