Form 10-Q
period 2021-11-30
RPM INTERNATIONAL INC/DE/
filed 2022-01-05
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021,

or

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

As of December 31, 2021, the registrant had 129,675,739 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

* As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	November 30, 2021	May 31, 2021
Assets
Current Assets
Cash and cash equivalents	$192,851	$246,704
Trade accounts receivable (less allowances of $50,932 and $55,922, respectively)	1,173,494	1,280,806
Inventories	1,040,923	938,095
Prepaid expenses and other current assets	352,153	316,399
Total current assets	2,759,421	2,782,004
Property, Plant and Equipment, at Cost	2,035,005	1,967,482
Allowance for depreciation	(1,011,928)	(1,002,300)
Property, plant and equipment, net	1,023,077	965,182
Other Assets
Goodwill	1,338,465	1,345,754
Other intangible assets, net of amortization	611,427	628,693
Operating lease right-of-use assets	302,701	300,827
Deferred income taxes	23,368	26,804
Other	196,440	203,705
Total other assets	2,472,401	2,505,783
Total Assets	$6,254,899	$6,252,969
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$655,502	$717,176
Current portion of long-term debt	302,719	1,282
Accrued compensation and benefits	180,549	258,380
Accrued losses	25,283	29,054
Other accrued liabilities	319,536	325,522
Total current liabilities	1,483,589	1,331,414
Long-Term Liabilities
Long-term debt, less current maturities	2,163,274	2,378,544
Operating lease liabilities	259,962	257,415
Other long-term liabilities	404,548	436,176
Deferred income taxes	105,770	106,395
Total long-term liabilities	2,933,554	3,178,530
Commitments and contingencies (Note 14)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 300,000 shares; issued 144,666 and outstanding 129,677 as of November 30, 2021; issued 144,199 and outstanding 129,573 as of May 31, 2021	1,297	1,295
Paid-in capital	1,073,039	1,055,400
Treasury stock, at cost	(675,471)	(653,006)
Accumulated other comprehensive (loss)	(573,745)	(514,884)
Retained earnings	2,010,991	1,852,259
Total RPM International Inc. stockholders' equity	1,836,111	1,741,064
Noncontrolling Interest	1,645	1,961
Total equity	1,837,756	1,743,025
Total Liabilities and Stockholders' Equity	$6,254,899	$6,252,969

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2021	2020	2021	2020
Net Sales	$1,639,538	$1,485,915	$3,289,959	$3,092,586
Cost of Sales	1,056,924	899,743	2,093,994	1,852,759
Gross Profit	582,614	586,172	1,195,965	1,239,827
Selling, General and Administrative Expenses	437,709	399,418	856,676	795,370
Restructuring Expense	2,977	4,918	3,988	9,151
Interest Expense	21,002	21,266	42,111	43,011
Investment (Income) Expense, Net	2,816	(9,519)	(2,934)	(22,281)
(Gain) on Sales of Assets, Net	(42,124)	-	(42,242)	-
Other (Income) Expense, Net	(2,920)	3,133	(6,259)	6,251
Income Before Income Taxes	163,154	166,956	344,625	408,325
Provision for Income Taxes	38,038	39,072	84,714	99,655
Net Income	125,116	127,884	259,911	308,670
Less: Net Income Attributable to Noncontrolling Interests	241	225	454	416
Net Income Attributable to RPM International Inc. Stockholders	$124,875	$127,659	$259,457	$308,254
Average Number of Shares of Common Stock Outstanding:
Basic	128,022	128,500	128,058	128,459
Diluted	128,494	129,090	128,537	129,078
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.97	$0.98	$2.01	$2.38
Diluted	$0.96	$0.98	$2.00	$2.37

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2021	2020	2021	2020
Net Income	$125,116	$127,884	$259,911	$308,670
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $1,521; $81; $3,858 and $2,944, respectively)	(46,866)	12,495	(85,846)	77,162
Pension and other postretirement benefit liability adjustments (net of tax of $1,213; $1,722; $2,679 and $2,508, respectively)	3,587	5,644	8,029	8,904
Unrealized gain (loss) on securities and other (net of tax of $90; $240; $235 and $322, respectively)	(177)	80	97	170
Unrealized gain (loss) on derivatives (net of tax of $3,142; $119, $5,713 and $5,662, respectively)	10,190	(376)	18,800	(18,489)
Total other comprehensive income (loss)	(33,266)	17,843	(58,920)	67,747
Total Comprehensive Income	91,850	145,727	200,991	376,417
Less: Comprehensive Income Attributable to Noncontrolling Interests	212	225	395	484
Comprehensive Income Attributable to RPM International Inc. Stockholders	$91,638	$145,502	$200,596	$375,933

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	November 30,	November 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$259,911	$308,670
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	75,975	72,506
Restructuring charges, net of payments	(2,107)	(2,291)
Fair value adjustments to contingent earnout obligations	2,470	2,712
Deferred income taxes	(6,130)	1,786
Stock-based compensation expense	17,010	21,118
Net loss (gain) on marketable securities	1,817	(20,172)
Net (gain) on sales of assets	(42,242)	-
Other	(7)	(194)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	80,510	91,027
(Increase) decrease in inventory	(124,941)	21,655
(Increase) decrease in prepaid expenses and other current and long-term assets	(15,165)	8,782
(Decrease) increase in accounts payable	(29,291)	8,331
(Decrease) in accrued compensation and benefits	(73,449)	(28,919)
(Decrease) increase in accrued losses	(3,322)	3,377
Increase in other accrued liabilities	18,316	89,020
Other	-	2,095
Cash Provided by Operating Activities	159,355	579,503
Cash Flows from Investing Activities:
Capital expenditures	(101,416)	(70,943)
Acquisition of businesses, net of cash acquired	(114,231)	(113,618)
Purchase of marketable securities	(9,476)	(23,292)
Proceeds from sales of marketable securities	6,179	21,189
Proceeds from sales of assets	50,599	-
Other	(55)	703
Cash (Used For) Investing Activities	(168,400)	(185,961)
Cash Flows from Financing Activities:
Additions to long-term and short-term debt	104,377	15
Reductions of long-term and short-term debt	(733)	(256,096)
Cash dividends	(100,725)	(96,019)
Repurchases of common stock	(12,500)	-
Shares of common stock returned for taxes	(9,959)	(15,729)
Payments of acquisition-related contingent consideration	(5,714)	(2,218)
Other	(710)	-
Cash (Used For) Financing Activities	(25,964)	(370,047)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(18,844)	16,034
Net Change in Cash and Cash Equivalents	(53,853)	39,529
Cash and Cash Equivalents at Beginning of Period	246,704	233,416
Cash and Cash Equivalents at End of Period	$192,851	$272,945
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$41,095	$41,347
Income Taxes, net of refunds	$102,826	$95,069

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2021	129,573	$1,295	$1,055,400	$(653,006)	$(514,884)	$1,852,259	$1,741,064	$1,961	$1,743,025
Net income	-	-	-	-	-	134,582	134,582	213	134,795
Other comprehensive (loss)	-	-	-	-	(25,624)	-	(25,624)	(30)	(25,654)
Dividends declared and paid ($0.38 per share)	-	-	-	-	-	(48,901)	(48,901)	-	(48,901)
Share repurchases under repurchase program	(133)	(1)	1	(12,500)	-	-	(12,500)	-	(12,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	303	3	5,760	(5,808)	-	-	(45)	-	(45)
Balance at August 31, 2021	129,743	$1,297	$1,061,161	$(671,314)	$(540,508)	$1,937,940	$1,788,576	$2,144	$1,790,720
Net income	-	-	-	-	-	124,875	124,875	241	125,116
Other comprehensive (loss)	-	-	-	-	(33,237)	-	(33,237)	(29)	(33,266)
Dividends declared and paid ($0.40 per share)	-	-	-	-	-	(51,824)	(51,824)	(711)	(52,535)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(66)	-	11,878	(4,157)	-	-	7,721	-	7,721
Balance at November 30, 2021	129,677	$1,297	$1,073,039	$(675,471)	$(573,745)	$2,010,991	$1,836,111	$1,645	$1,837,756

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2020	129,511	$1,295	$1,014,428	$(580,117)	$(717,497)	$1,544,336	$1,262,445	$2,218	$1,264,663
Net income	-	-	-	-	-	180,595	180,595	190	180,785
Other comprehensive income	-	-	-	-	49,835	-	49,835	69	49,904
Dividends declared and paid ($0.36 per share)	-	-	-	-	-	(46,622)	(46,622)	-	(46,622)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	464	5	10,451	(7,115)	-	-	3,341	-	3,341
Balance at August 31, 2020	129,975	$1,300	$1,024,879	$(587,232)	$(667,662)	$1,678,309	$1,449,594	$2,477	$1,452,071
Net income	-	-	-	-	-	127,659	127,659	225	127,884
Other comprehensive income	-	-	-	-	17,843	-	17,843	-	17,843
Dividends declared and paid ($0.38 per share)	-	-	-	-	-	(49,397)	(49,397)	-	(49,397)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	131	1	10,660	(8,619)	-	-	2,042	-	2,042
Balance at November 30, 2020	130,106	$1,301	$1,035,539	$(595,851)	$(649,819)	$1,756,571	$1,547,741	$2,702	$1,550,443

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three- and six-month periods ended November 30, 2021 and November 30, 2020. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2021.

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

The current total expected costs associated with this plan are outlined in the table below and increased by approximately $1.9 million compared to our previous estimate, primarily attributable to increases in expected severance and benefit charges of $1.2 million and expected facility closure and other related costs of $0.7 million.

Following is a summary of the charges recorded in connection with restructuring by reportable segment:

	Three Months Ended	Six Months Ended	Cumulative Costs	Total Expected
(In thousands)	November 30, 2021	November 30, 2021	to Date	Costs
Construction Products Group ("CPG") Segment:
Severance and benefit costs (credits) (a)	$177	$(316)	$20,972	$21,072
Facility closure and other related costs	503	1,043	7,623	7,785
Other restructuring costs	-	4	1,982	1,982
Total Charges	$680	$731	$30,577	$30,839

Performance Coatings Group ("PCG") Segment:
Severance and benefit costs (b)	$-	$128	$16,487	$16,832
Facility closure and other related costs	250	658	7,287	8,372
Other restructuring costs	-	-	917	917
Total Charges	$250	$786	$24,691	$26,121

Consumer Segment:
Severance and benefit costs	$-	$-	$12,307	$12,307
Facility closure and other related costs	271	511	12,592	13,088
Other restructuring costs	-	-	4,420	4,420
Total Charges	$271	$511	$29,319	$29,815

Specialty Products Group ("SPG") Segment:
Severance and benefit costs (c)	$115	$203	$8,330	$8,898
Facility closure and other related costs	147	245	5,835	6,732
Other restructuring costs (credits)	1	(1)	1,220	1,220
Total Charges	$263	$447	$15,385	$16,850

Corporate/Other Segment:
Severance and benefit costs (d)	$1,513	$1,513	$15,051	$15,051
Total Charges	$1,513	$1,513	$15,051	$15,051

Consolidated:
Severance and benefit costs	$1,805	$1,528	$73,147	$74,160
Facility closure and other related costs	1,171	2,457	33,337	35,977
Other restructuring costs	1	3	8,539	8,539
Total Charges	$2,977	$3,988	$115,023	$118,676

(a) Severance and benefit costs are associated with the elimination of 11 positions during the three months ended November 30, 2021. Severance and benefit recoveries are associated with the adjustment of previously estimated severance accruals partially offset by the elimination of 16 positions during the six months ended November 30, 2021.

(b) Severance and benefit costs are associated with the elimination of three positions during the six months ended November 30, 2021.

(c) Severance and benefit costs are associated with the elimination of 16 positions during the six months ended November 30, 2021.

(d) Severance and benefit costs are associated with the elimination of one position during the three months ended November 30, 2021.

	Three Months Ended	Six Months Ended
(In thousands)	November 30, 2020	November 30, 2020

CPG Segment:
Severance and benefit costs (e)	$1,394	$1,574
Facility closure and other related costs	440	808
Other restructuring costs	62	99
Total Charges	$1,896	$2,481

PCG Segment:
Severance and benefit costs (f)	$802	$1,841
Facility closure and other related costs	556	844
Other restructuring costs	184	213
Total Charges	$1,542	$2,898

Consumer Segment:
Severance and benefit costs (g)	$(4)	$786
Facility closure and other related costs	785	1,382
Other restructuring costs	204	302
Total Charges	$985	$2,470

SPG Segment:
Severance and benefit costs (h)	$(57)	$411
Facility closure and other related costs	507	775
Other restructuring costs	45	116
Total Charges	$495	$1,302

Corporate/Other Segment:
Severance and benefit costs	$-	$-
Total Charges	$-	$-

Consolidated:
Severance and benefit costs	$2,135	$4,612
Facility closure and other related costs	2,288	3,809
Other restructuring costs	495	730
Total Charges	$4,918	$9,151

(e) Severance and benefit costs are associated with the elimination of 12 positions and 21 positions during the three and six months ended November 30, 2020, respectively.

(f) Severance and benefit costs are associated with the elimination of 11 positions and 50 positions during the three and six months ended November 30, 2020, respectively.

(g) Severance and benefit recoveries are associated with the adjustment of estimated severance accruals for the three months ended November 30, 2020. Severance and benefit costs for the six months ended November 30, 2020 are associated with the elimination of three positions partially offset by the adjustment in severance accruals during the period.

(h) Severance and benefit recoveries for the three months ended November 30, 2020 are associated with the reversal of severance accruals made for five positions which will no longer be eliminated, partially offset by the charges incurred related to the elimination of one position. Severance and benefit charges for the six months ended November 30, 2020 are associated with the elimination of 24 positions.

A summary of the activity in the restructuring reserves related to our MAP to Growth is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Restructuring Costs	Total
Balance at August 31, 2021	$2,386	$951	$-	$3,337
Additions charged to expense	1,805	1,171	1	2,977
Cash payments charged against reserve	(2,044)	(1,039)	-	(3,083)
Non-cash charges and other adjustments	(576)	(187)	(1)	(764)
Balance at November 30, 2021	$1,571	$896	$-	$2,467

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Restructuring Costs	Total
Balance at June 1, 2021	$4,430	$1,290	$-	5,720
Additions charged to expense	1,528	2,457	3	3,988
Cash payments charged against reserve	(3,808)	(2,287)	-	(6,095)
Non-cash charges and other adjustments	(579)	(564)	(3)	(1,146)
Balance at November 30, 2021	$1,571	$896	$-	$2,467

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Restructuring Costs	Total
Balance at August 31, 2020	$4,893	$6,138	$-	$11,031
Additions charged to expense	2,135	2,288	495	4,918
Cash payments charged against reserve	(2,373)	(2,530)	(335)	(5,238)
Non-cash charges and other adjustments	-	-	(160)	(160)
Balance at November 30, 2020	$4,655	$5,896	$-	$10,551

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Restructuring Costs	Total
Balance at June 1, 2020	$7,357	$5,880	$-	$13,237
Additions charged to expense	4,612	3,809	730	9,151
Cash payments charged against reserve	(7,314)	(3,793)	(335)	(11,442)
Non-cash charges and other adjustments	-	-	(395)	(395)
Balance at November 30, 2020	$4,655	$5,896	$-	$10,551

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at November 30, 2021
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$26,718	$-	$26,718
Corporate bonds	-	186	-	186
Total available-for-sale debt securities	-	26,904	-	26,904
Marketable equity securities:
Stocks - foreign	986	-	-	986
Stocks - domestic	7,176	-	-	7,176
Mutual funds - foreign	-	45,142	-	45,142
Mutual funds - domestic	-	90,108	-	90,108
Total marketable equity securities	8,162	135,250	-	143,412
Contingent consideration	-	-	(9,806)	(9,806)
Total	$8,162	$162,154	$(9,806)	$160,510

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2021
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$26,563	$-	$26,563
Corporate bonds	-	182	-	182
Total available-for-sale debt securities	-	26,745	-	26,745
Marketable equity securities:
Stocks - foreign	768	-	-	768
Stocks - domestic	6,975	-	-	6,975
Mutual funds - foreign	-	47,916	-	47,916
Mutual funds - domestic	-	86,428	-	86,428
Total marketable equity securities	7,743	134,344	-	142,087
Contingent consideration	-	-	(13,335)	(13,335)
Total	$7,743	$161,089	$(13,335)	$155,497

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During the first half of fiscal 2022, we recorded an increase in the accrual for approximately $2.5 million related to fair value adjustments and paid approximately $5.7 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current year. During the first half of fiscal 2021, we paid approximately $2.8 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the first half of last year, and recorded an increase in the accrual for approximately $2.7 million related to fair value adjustments. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payments of contingent consideration in excess of fair value as of the acquisition date, are reported in cash flows from operating activities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At November 30, 2021 and May 31, 2021, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of November 30, 2021 and May 31, 2021 are as follows:

	At November 30, 2021
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$192,851	$192,851
Marketable equity securities	143,412	143,412
Available-for-sale debt securities	26,904	26,904
Long-term debt, including current portion	2,465,993	2,713,027

	At May 31, 2021
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$246,704	$246,704
Marketable equity securities	142,087	142,087
Available-for-sale debt securities	26,745	26,745
Long-term debt, including current portion	2,379,826	2,570,206

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

The following table summarizes the location and effects of our derivatives instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Income for gains or losses initially recognized in AOCI in the Consolidated Balance Sheet:

	Pretax gain/(loss) recognized in AOCI			Pretax gain/(loss) reclassified from AOCI into income
	Three Months Ended			Three Months Ended
(In thousands) Derivatives in hedging relationships	November 30, 2021	November 30, 2020	Income statement location	November 30, 2021	November 30, 2020
Interest rate swap (cash flow)	$868	$(149)	Interest (expense) income	$(930)	$(846)
Cross currency swap (cash flow)	4,157	51	Interest (expense) income	138	160
Cross currency swap (cash flow)	-	-	Foreign exchange gain (loss)	4,013	75
Cross currency swap (net investment)	11,440	(957)	Gain or (loss) on sale of subsidiary	-	-
Total	$16,465	$(1,055)		$3,221	$(611)

	Pretax gain/(loss) recognized in AOCI			Pretax gain/(loss) reclassified from AOCI into income
(In thousands)	Six Months Ended			Six Months Ended
Derivatives in hedging relationships	November 30, 2021	November 30, 2020	Income Statement Location	November 30, 2021	November 30, 2020
Interest rate swap (cash flow)	$832	$(747)	Interest (expense) income	$(1,860)	$(1,613)
Cross currency swap (cash flow)	7,604	(7,304)	Interest (expense) income	276	351
Cross currency swap (cash flow)	-	-	Foreign exchange gain (loss)	7,420	(7,380)
Cross currency swap (net investment)	21,743	(24,090)	Gain or (loss) on sale of subsidiary	-	-
Total	$30,179	$(32,141)		$5,836	$(8,642)

Derivatives Not Designated as Hedges

At November 30, 2021, and May 31, 2021, we held one foreign currency forward contract at each period end designed to reduce our exposure to changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows. These contracts have not been designated as hedges; therefore, the changes in fair value of the contracts are recognized in earnings as a component of SG&A expenses. Amounts recognized in earnings did not have a material impact on our Consolidated Financial Statements for any period presented. As of November 30, 2021, and May 31, 2021, the notional amounts of the forward contract held to purchase foreign currencies was $230.7 million and $191.7 million, respectively.

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

The fair values of qualifying and non-qualifying instruments used in hedging transactions as of November 30, 2021 and May 31, 2021 are as follows:

(In thousands)		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	November 30, 2021	May 31, 2021
Assets:
Cross Currency Swap (Net Investment)	Other Current Assets	$5,916	$6,233
Cross Currency Swap (Cash Flow)	Other Current Assets	767	516
Liabilities:
Interest Rate Swap (Cash Flow)	Other Accrued Liabilities	$2,913	$3,547
Cross Currency Swap (Net Investment)	Other Accrued Liabilities	839	1,321
Cross Currency Swap (Net Investment)	Other Long-Term Liabilities	17,343	39,228
Cross Currency Swap (Cash Flow)	Other Long-Term Liabilities	5,889	13,786
Interest Rate Swap (Cash Flow)	Other Long-Term Liabilities	410	2,467

(In thousands)		Fair Value
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	November 30, 2021	May 31, 2021
Assets:
Foreign Currency Exchange	Other Current Assets	$94	$212

NOTE 6 — INVESTMENT (INCOME) EXPENSE, NET

Investment (income) expense, net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2021	2020	2021	2020
Interest (income)	$(993)	$(774)	$(2,146)	$(1,441)
Net loss (gain) on marketable securities	5,293	(8,388)	1,817	(20,172)
Dividend (income)	(1,484)	(357)	(2,605)	(668)
Investment (income) expense, net	$2,816	$(9,519)	$(2,934)	$(22,281)

Net Loss (Gain) on Marketable Securities

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2021	2020	2021	2020
Unrealized losses (gains) on marketable equity securities	$5,542	$(7,863)	$2,324	$(21,819)
Realized (gains) losses on marketable equity securities	(255)	(548)	(524)	1,624
Realized losses on available-for-sale debt securities	6	23	17	23
Net loss (gain) on marketable securities	$5,293	$(8,388)	$1,817	$(20,172)

NOTE 7 — (GAIN) ON SALES OF ASSETS, NET

During the three and six months ended November 30, 2021, we recognized a net gain of $42.1 million and $42.2 million, respectively, on the sales of certain real property assets. Most significantly, certain real property assets for the Toronto, Ontario location, within our CPG segment, were sold on September 15, 2021 for $49.8 million. We received $48.0 million of net proceeds after adjustments and expenses and recognized a gain on sale of $41.9 million. The purpose of this transaction was to generate cash by monetizing a real estate market opportunity.

In conjunction with the sale, we executed a leaseback agreement commencing September 15, 2021 and expiring on September 14, 2024. The lease is classified as an operating lease with total future minimum payments during the initial term of the lease of approximately $3.4 million as of November 30, 2021. An incremental borrowing rate of 1.3% was used to determine the ROU asset. We recorded a $3.7 million ROU asset in Operating lease right-of-use assets and corresponding liabilities in the same amount in Operating lease liabilities in our Consolidated Balance Sheets as of November 30, 2021.

NOTE 8 — OTHER (INCOME) EXPENSE, NET

Other (income) expense, net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2021	2020	2021	2020
Pension non-service (credits)/costs	$(2,646)	$3,370	(5,369)	6,706
Other	(274)	(237)	(890)	(455)
Other (income) expense, net	$(2,920)	$3,133	$(6,259)	$6,251

NOTE 9 — INCOME TAXES

The effective income tax rate of 23.3% for the three months ended November 30, 2021 compares to the effective income tax rate of 23.4% for the three months ended November 30, 2020. The effective income tax rate of 24.6% for the six months ended November 30, 2021 compares to the effective income tax rate of 24.4% for the six months ended November 30, 2020. The effective income tax rates for the three- and six-month periods ended November 30, 2021 and 2020 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation.

Our deferred tax liability for unremitted foreign earnings was $13.7 million as of November 30, 2021, which represents our estimate of the foreign tax cost associated with the remittance of $437.6 million of foreign earnings that are not considered to be permanently reinvested. We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of November 30, 2021. Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were remitted to us as dividends.

NOTE 10 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	November 30, 2021	May 31, 2021
Raw material and supplies	$515,707	$447,220
Finished goods	525,216	490,875
Total Inventory, Net of Reserves	$1,040,923	$938,095

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

During the three months ended November 30, 2021, and for the three and six months ended November 30, 2020, we did not repurchase any shares of our common stock under this program. During the six months ended November 30, 2021, we repurchased 133,388 shares of our common stock at a cost of approximately $12.5 million, or an average of $93.71 per share. The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $407.3 million at November 30, 2021.

NOTE 12 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share for the three- and six-month periods ended November 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$124,875	$127,659	$259,457	$308,254
Less: Allocation of earnings and dividends to participating securities	(1,103)	(1,130)	(2,198)	(2,517)
Net income available to common shareholders - basic	123,772	126,529	257,259	305,737
Add: Undistributed earnings reallocated to unvested shareholders	2	4	6	9
Net income available to common shareholders - diluted	$123,774	$126,533	$257,265	$305,746
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	128,022	128,500	128,058	128,459
Average diluted options and awards	472	590	479	619
Total shares for diluted earnings per share (1)	128,494	129,090	128,537	129,078
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.97	$0.98	$2.01	$2.38
Method used to calculate basic earnings per share	Two-class	Two-class	Two-class	Two-class
Diluted Earnings Per Share of Common Stock	$0.96	$0.98	$2.00	$2.37
Method used to calculate diluted earnings per share	Two-class	Two-class	Two-class	Two-class

(1) For the three and six months ended November 30, 2021, no restricted shares were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. For the three and six months ended November 30, 2020, restricted shares totaling 225,500 and 339,550 were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. In addition, stock appreciation rights (“SARs”) totaling 660,000 for both the three and six months ended November 30, 2021, and 360,000 for both the three and six months ended November 30, 2020, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 13 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and six months ended November 30, 2021 and 2020:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Pension Benefits	2021	2020	2021	2020
Service cost	$11,914	$11,130	$1,348	$1,406
Interest cost	3,842	3,806	1,282	1,122
Expected return on plan assets	(10,386)	(8,279)	(2,073)	(1,607)
Amortization of:
Prior service cost (credit)	1	2	(38)	(35)
Net actuarial losses recognized	4,225	7,501	114	526
Net Periodic Benefit Cost	$9,596	$14,160	$633	$1,412

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Postretirement Benefits	2021	2020	2021	2020
Service cost	$-	$-	$432	$431
Interest cost	10	19	299	283
Amortization of:
Prior service (credit)	(40)	(42)	-	-
Net actuarial losses recognized	15	10	32	130
Net Periodic Benefit (Credit) Cost	$(15)	$(13)	$763	$844

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Pension Benefits	2021	2020	2021	2020
Service cost	$23,828	$22,260	$2,696	$2,812
Interest cost	7,684	7,612	2,564	2,244
Expected return on plan assets	(20,772)	(16,558)	(4,146)	(3,214)
Amortization of:
Prior service cost (credit)	2	4	(76)	(70)
Net actuarial losses recognized	8,450	15,002	228	1,052
Net Periodic Benefit Cost	$19,192	$28,320	$1,266	$2,824

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Postretirement Benefits	2021	2020	2021	2020
Service cost	$-	$-	$864	$862
Interest cost	20	38	598	566
Amortization of:
Prior service (credit)	(80)	(84)	-	-
Net actuarial losses recognized	30	20	64	260
Net Periodic Benefit (Credit) Cost	$(30)	$(26)	$1,526	$1,688

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

NOTE 14 — CONTINGENCIES AND ACCRUED LOSSES

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at November 30, 2021, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2021	2020	2021	2020
Beginning Balance	$13,032	$12,836	$13,175	$11,106
Deductions (1)	(5,424)	(7,652)	(11,682)	(13,582)
Provision charged to expense	5,278	6,866	11,393	14,526
Ending Balance	$12,886	$12,050	$12,886	$12,050

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

Other Contingencies

One of our subsidiaries has been the subject of a proceeding in which one of its former distributors brought suit against our subsidiary for breach of contract. Following a June 2017 trial, a jury determined that the distributor was not entitled to any damages on the distributor’s claims against our subsidiary. On appeal, the Ninth Circuit Court of Appeals ordered a new trial with respect to certain issues. On December 10, 2021, a new jury awarded $6.0 million in damages to the distributor. Per the parties’ contracts, the distributor may also be entitled to recover some portion of its attorneys’ fees from our subsidiary. Our subsidiary is currently evaluating its options for an appeal, including contractual arguments limiting the distributor’s recoverable damages. As a result of the jury’s award and in consideration of our subsidiary’s potential arguments on appeal, we have accrued $2.6 million for this matter in the second quarter of fiscal 2022, which we believe to be the low end of the range of loss. While an ultimate loss in excess of the accrued amount is reasonably possible, we believe that the high end of the range of loss would not be materially more than the $6.0 million noted above.

NOTE 15 – REVENUE

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings, roofing systems, sealants and adhesives. We disaggregate revenues from the sales of our products and services based upon geographical location by each of our reportable segments, which are aligned by similar economic factors, trends and customers, which best depict the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. See Note 16, “Segment Information,” to the Consolidated Financial Statements for further details regarding our disaggregated revenues, as well as a description of each of the unique revenue streams related to each of our four reportable segments.

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

We offer assurance type warranties on our products as well as separately sold warranty contracts. Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term. Warranty liabilities for our assurance type warranties are discussed further in Note 14, “Contingencies and Accrued Losses,” to the Consolidated Financial Statements.

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

Trade accounts receivable, net of allowances, and net contract assets consisted of the following:

(In thousands, except percentages)	November 30, 2021	August 31, 2021	$ Change	% Change
Trade accounts receivable, less allowances	$1,173,494	$1,171,914	$1,580	0.1%

Contract assets	$47,615	$45,310	$2,305	5.1%
Contract liabilities - short-term	(36,279)	(35,155)	(1,124)	3.2%
Net Contract Assets	$11,336	$10,155	$1,181	11.6%

(In thousands, except percentages)	November 30, 2021	May 31, 2021	$ Change	% Change
Trade accounts receivable, less allowances	$1,173,494	$1,280,806	$(107,312)	-8.4%

Contract assets	$47,615	$33,217	$14,398	43.3%
Contract liabilities - short-term	(36,279)	(33,112)	(3,167)	9.6%
Net Contract Assets	$11,336	$105	$11,231

The $1.2 million increase in our net contract assets from August 31, 2021 to November 30, 2021 resulted primarily due to the timing and volume of construction jobs in progress at November 30, 2021 versus August 31, 2021. The change in performance is a function of relatively consistent weather during the first half of fiscal 2022. This enabled our teams to perform a consistent amount of work on existing jobs throughout the period, allowing our unbilled revenue to remain elevated. The $11.2 million increase in our net contract assets from May 31, 2021 to November 30, 2021 resulted primarily due to the timing and volume of construction jobs in progress at November 30, 2021 versus May 31, 2021.

We also record long-term deferred revenue, which amounted to $67.2 million, $67.4 million and $67.8 million as of November 30, 2021, August 31, 2021 and May 31, 2021, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our consolidated balance sheets.

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

The following tables summarize the activity for the allowance for credit losses for the three and six months ended November 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2021	2020	2021	2020
Beginning Balance	$52,181	$55,927	$55,922	$55,847
Bad debt provision	869	(106)	2,074	1,168
Uncollectible accounts written off, net of recoveries	(812)	(2,493)	(4,899)	(5,347)
Translation adjustments	(1,306)	214	(2,165)	1,874
Ending Balance	$50,932	$53,542	$50,932	$53,542

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

Three Months Ended November 30, 2021	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$342,282	$187,838	$431,450	$153,188	$1,114,758
Foreign
Canada	68,901	18,684	30,340	2,091	120,016
Europe	132,575	60,958	55,070	25,991	274,594
Latin America	49,486	6,846	7,911	545	64,788
Asia Pacific	20,951	5,488	4,426	11,809	42,674
Other Foreign	(5)	22,713	-	-	22,708
Total Foreign	271,908	114,689	97,747	40,436	524,780
Total	$614,190	$302,527	$529,197	$193,624	$1,639,538

Three Months Ended November 30, 2020	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$261,092	$148,480	$441,235	$140,212	$991,019
Foreign
Canada	48,686	18,196	29,460	2,209	98,551
Europe	129,586	63,891	63,454	21,644	278,575
Latin America	40,137	7,139	8,769	415	56,460
Asia Pacific	20,948	5,797	4,590	11,574	42,909
Other Foreign	3,071	15,330	-	-	18,401
Total Foreign	242,428	110,353	106,273	35,842	494,896
Total	$503,520	$258,833	$547,508	$176,054	$1,485,915

Six Months Ended November 30, 2021	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$714,595	$364,032	$863,849	$302,599	$2,245,075
Foreign
Canada	145,461	37,135	64,282	4,231	251,109
Europe	262,993	118,793	115,337	50,326	547,449
Latin America	96,908	13,237	15,228	1,039	126,412
Asia Pacific	38,555	12,149	8,910	17,484	77,098
Other Foreign	40	42,776	-	-	42,816
Total Foreign	543,957	224,090	203,757	73,080	1,044,884
Total	$1,258,552	$588,122	$1,067,606	$375,679	$3,289,959

Six Months Ended November 30, 2020	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$589,053	$304,542	$950,819	$273,710	$2,118,124
Foreign
Canada	104,328	35,309	78,368	4,129	222,134
Europe	238,305	127,526	131,064	38,639	535,534
Latin America	74,990	12,733	16,161	880	104,764
Asia Pacific	38,588	10,682	12,264	16,720	78,254
Other Foreign	5,946	27,830	-	-	33,776
Total Foreign	462,157	214,080	237,857	60,368	974,462
Total	$1,051,210	$518,622	$1,188,676	$334,078	$3,092,586

	Three Months Ended		Six Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Income (Loss) Before Income Taxes	2021	2020	2021	2020
CPG Segment	$130,368	$71,832	$244,725	$170,182
PCG Segment	37,854	24,047	72,932	52,561
Consumer Segment	33,104	88,368	79,019	221,089
SPG Segment	20,591	28,406	45,147	48,855
Corporate/Other	(58,763)	(45,697)	(97,198)	(84,362)
Consolidated	$163,154	$166,956	$344,625	$408,325

(In thousands)	November 30,	May 31,
Identifiable Assets	2021	2021
CPG Segment	$1,925,191	$1,815,303
PCG Segment	1,070,680	1,051,334
Consumer Segment	2,322,257	2,386,703
SPG Segment	790,776	772,540
Corporate/Other	145,995	227,089
Consolidated	$6,254,899	$6,252,969

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

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2021	2020	2021	2020
Net Sales
CPG Segment	$614,190	$503,520	$1,258,552	$1,051,210
PCG Segment	302,527	258,833	588,122	518,622
Consumer Segment	529,197	547,508	1,067,606	1,188,676
SPG Segment	193,624	176,054	375,679	334,078
Consolidated	$1,639,538	$1,485,915	$3,289,959	$3,092,586
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$130,368	$71,832	$244,725	$170,182
Interest (Expense), Net (b)	(1,649)	(2,141)	(3,519)	(4,251)
EBIT (c)	$132,017	$73,973	$248,244	$174,433
PCG Segment
Income Before Income Taxes (a)	$37,854	$24,047	$72,932	$52,561
Interest Income (Expense), Net (b)	247	9	331	(22)
EBIT (c)	$37,607	$24,038	$72,601	$52,583
Consumer Segment
Income Before Income Taxes (a)	$33,104	$88,368	$79,019	$221,089
Interest Income (Expense), Net (b)	73	(64)	149	(127)
EBIT (c)	$33,031	$88,432	$78,870	$221,216
SPG Segment
Income Before Income Taxes (a)	$20,591	$28,406	$45,147	$48,855
Interest (Expense), Net (b)	(29)	(73)	(64)	(155)
EBIT (c)	$20,620	$28,479	$45,211	$49,010
Corporate/Other
(Loss) Before Income Taxes (a)	$(58,763)	$(45,697)	$(97,198)	$(84,362)
Interest (Expense), Net (b)	(22,460)	(9,478)	(36,074)	(16,175)
EBIT (c)	$(36,303)	$(36,219)	$(61,124)	$(68,187)
Consolidated
Net Income	$125,116	$127,884	$259,911	$308,670
Add: Provision for Income Taxes	38,038	39,072	84,714	99,655
Income Before Income Taxes (a)	163,154	166,956	344,625	408,325
Interest (Expense)	(21,002)	(21,266)	(42,111)	(43,011)
Investment Income (Expense), Net	(2,816)	9,519	2,934	22,281
EBIT (c)	$186,972	$178,703	$383,802	$429,055

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2021

Net Sales

	Three months ended
(in millions, except percentages)	November 30, 2021	November 30, 2020	Total Growth	Organic Growth(1)	Acquisition Growth	Foreign Currency Exchange Impact
CPG Segment	$614.2	$503.5	22.0%	19.9%	1.8%	0.3%
PCG Segment	302.5	258.8	16.9%	12.2%	3.9%	0.8%
Consumer Segment	529.2	547.5	-3.3%	-3.5%	0.0%	0.2%
SPG Segment	193.6	176.1	10.0%	9.0%	0.4%	0.6%
Consolidated	$1,639.5	$1,485.9	10.3%	8.6%	1.3%	0.4%
(1) Organic growth includes the impact of price and volume.

Our CPG segment experienced significant organic growth during the second quarter of fiscal 2022 in nearly all business units in the segment when compared to the same quarter in the prior year. The increase is primarily driven by strong demand in North America for its construction and maintenance products, including insulated concrete forms, roofing systems, concrete admixtures and repair products, and commercial sealants. Performance in international markets was mixed with Europe fairly flat, while emerging markets showed signs of recovery.

Our PCG segment experienced sales growth during the second quarter of fiscal 2022 in nearly all the major business units in the segment when compared to the same quarter in the prior year. This growth was partially aided by the prior year comparison, where there was a significant amount of deferrals of flooring and coating projects by our customers as a result of restrictions associated with Covid, which impacted the ability of contractors to gain access to the facilities of our end customers. Sales growth was also facilitated by price increases and improved product mix, driven by new decision support tools that helped improve salesforce efficiencies and product mix.

Our Consumer segment experienced organic declines in comparison to the prior year, which benefitted from unprecedented demand worldwide for its “do-it-yourself” home improvement and cleaning products, as a result of the Covid pandemic. Current quarter sales were also impacted by the lack of availability of raw materials, due to supply chain disruptions. Despite these disruptions, underlying demand for these products remains strong, which resulted in fiscal 2022 second quarter sales that were still above the pre-pandemic levels of the second quarter in fiscal 2020.

Our SPG segment experienced strong demand for our businesses serving the OEM, outdoor recreation and furniture markets. Additionally, the segment's fluorescent pigments business generated good top-line growth as compared to the prior year quarter. The sales growth in this segment was slightly offset by declines in the disaster restoration equipment business, which struggled to meet customer demand due to the global semiconductor chip shortage.

Gross Profit Margin Our consolidated gross profit margin of 35.5% of net sales for the second quarter of fiscal 2022 compares to a consolidated gross profit margin of 39.4% for the comparable period a year ago. The current quarter gross profit margin decrease of approximately 3.9%, or 390 basis points (“bps”), resulted primarily from lower absorption, inflationary pressures on raw materials versus the same period a year ago, higher freight costs, and production inefficiencies as a result of supply chain disruption and lack of availability of raw materials. Partially offsetting these decreases were the impact of selling price increases and MAP to Growth savings.

Overall, we experienced inflation in raw materials, freight and wages during the second quarter of fiscal 2022. As indicated previously, several macroeconomic factors resulted in inflation, beginning in the fourth quarter of fiscal 2021. We expect that these increased costs will continue to be reflected in our results throughout fiscal 2022. We plan to continue working to offset these increased costs with commensurate increases in selling prices. Furthermore, “force majeures” remain in effect from many of our major material suppliers, which may impact our ability to timely meet customer demand in certain of our businesses and across certain product categories.

The macroeconomic factors identified above include, but are not limited to, the following: (i) strained supply chains as inventories have not fully recovered from Winter Storm Uri in February 2021; (ii) additional significant weather events causing further supply chain disruption, such as Hurricane Ida in August 2021; (iii) intermittent supplier plant shutdowns due to catastrophic failures or as a result of the Covid pandemic; (iv) significant worldwide demand during the Covid pandemic for key items such as packaging, solvents, and chemicals; (v) availability of transportation and elevated costs to transport products, which has been exacerbated as a result of increased Covid infections and associated restrictions; (vi) reduction of global supply of materials as a result of power curtailments in China; and (vii) high global demand as markets reopen and economic stimulus drives growth.

SG&A Our consolidated SG&A expense during the period was $38.3 million higher versus the same period last year but decreased to 26.7% of net sales from 26.9% of net sales for the prior year quarter. Additional SG&A expense recognized by companies we recently acquired approximated $5.6 million during the second quarter of fiscal 2022. During the second quarter of fiscal 2022, our MAP to Growth generated incremental savings of approximately $3.1 million.

Our CPG segment SG&A was approximately $18.0 million higher for the second quarter of fiscal 2022 versus the comparable prior year period but decreased as a percentage of net sales. The increase in expense was mainly due to higher variable costs as a result of higher sales volumes, higher IT costs associated with ongoing ERP implementations, as well as increases in discretionary spending (i.e. meetings, travel, etc.) and restoring salaries which were reduced in the prior year in response to the impact of the Covid pandemic. Additionally, companies recently acquired generated approximately $2.4 million of additional SG&A expense.

Our PCG segment SG&A was approximately $8.5 million higher for the second quarter of fiscal 2022 versus the comparable prior year period but decreased as a percentage of net sales. The increase in expense as compared to the prior year period is mainly due to increased variable expenses as a result of higher sales volumes, an additional earn-out provision, as well as increases in discretionary spending. Additionally, companies recently acquired generated approximately $2.9 million of additional SG&A expense.

Our Consumer segment SG&A increased by approximately $1.4 million during the second quarter of fiscal 2022 versus the same period last year, and increased as a percentage of net sales. The quarter-over-quarter increase in SG&A was attributable to merit increases and slight increases in discretionary spending. These increases were partially offset by decreases in advertising and reduced incentives compared to the prior year quarter.

Our SPG segment SG&A was approximately $6.6 million higher during the second quarter of fiscal 2022 versus the comparable prior year period and increased as a percentage of net sales. The increase in SG&A expense is attributable to investments in growth initiatives, restoring discretionary spending curtailed in the prior year, and a charge recorded during the second quarter of fiscal 2022 related to the legal matter described above in Note 14, "Contingencies and Accrued Losses," to the Consolidated Financial Statements. Additionally, companies recently acquired generated approximately $0.3 million of additional SG&A expense.

SG&A expenses in our corporate/other category increased by $3.8 million during the second quarter of fiscal 2022 as compared to last year’s second quarter mainly due to higher hospitalization, legal and consulting expenses.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the three months ended November 30, 2021 and 2020, as this activity has a significant impact on our SG&A expense:

	Three months ended
(in millions)	November 30, 2021	November 30, 2020	Change
Service cost	$13.7	$13.0	$0.7
Interest cost	5.4	5.2	0.2
Expected return on plan assets	(12.4)	(9.9)	(2.5)
Amortization of:
Prior service (credit)	(0.1)	(0.1)	-
Net actuarial losses recognized	4.4	8.2	(3.8)
Total Net Periodic Pension & Postretirement Benefit Costs	$11.0	$16.4	$(5.4)

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

	Three months ended
(in millions)	November 30, 2021	November 30, 2020
Severance and benefit costs (credits)	$1.8	$2.1
Facility closure and other related costs	1.2	2.3
Other restructuring costs	-	0.5
Total Restructuring Costs	$3.0	$4.9

These charges are associated with closures of certain facilities as well as the elimination of duplicative headcount and infrastructure associated with certain of our businesses and are the result of our MAP to Growth, which focuses upon strategic shifts in operations across our entire business.

Our current expectation of future additional restructuring costs is summarized in the table below.

(in millions)	As of November 30, 2021
Severance and benefit costs	$1.0
Facility closure and other related costs	2.7
Other restructuring costs	-
Future Expected Restructuring Costs	$3.7

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

See Note 3, “Restructuring,” to the Consolidated Financial Statements, for further details surrounding our MAP to Growth.

Interest Expense

	Three months ended
(in millions, except percentages)	November 30, 2021	November 30, 2020
Interest expense	$21.0	$21.3
Average interest rate (a)	3.07%	3.31%

(a) The interest rate decrease was a result of lower market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$0.5
Non-acquisition-related average borrowings	0.1
Change in average interest rate	(0.9)
Total Change in Interest Expense	$(0.3)

Investment (Income) Expense, Net

See Note 6, “Investment (Income) Expense, Net,” to the Consolidated Financial Statements for details.

(Gain) on Sales of Assets, Net

See Note 7, “(Gain) on Sales of Assets, Net,” to the Consolidated Financial Statements for details.

Other (Income) Expense, Net

See Note 8, “Other (Income) Expense, Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Three months ended
(in millions, except percentages)	November 30, 2021	% of net sales	November 30, 2020	% of net sales
CPG Segment	$130.4	21.2%	$71.8	14.3%
PCG Segment	37.9	12.5%	24.0	9.3%
Consumer Segment	33.1	6.3%	88.4	16.1%
SPG Segment	20.6	10.6%	28.4	16.1%
Non-Op Segment	(58.8)	—	(45.6)	—
Consolidated	$163.2		$167.0

Our CPG segment results reflect market share gains, operational improvements, proactive cost controls, selling price increases and the $41.9 million gain on the sale of certain real property assets for the Toronto, Ontario location, which more than offset production inefficiencies due to supply chain disruptions and material cost inflation. Our PCG segment results reflect improved pricing, incremental savings from operating improvement initiatives and recent acquisitions. Our Consumer segment results reflect the decrease in sales, inflation in materials, freight and labor, as well as the unfavorable impact of supply shortages on productivity. Our SPG segment results reflect raw material inflation, inefficiencies due to supply chain disruption, investments in future growth initiatives, and the charge related to the legal matter described above in Note 14, "Contingencies and Accrued Losses," to the Consolidated Financial Statements, partially offset by operational improvements.

Income Tax Rate The effective income tax rate of 23.3% for the three months ended November 30, 2021, compares to the effective income tax rate of 23.4% for the three months ended November 30, 2020. The effective income tax rates for the three months ended November 30, 2021, and 2020 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation.

Net Income

	Three months ended
(in millions, except percentages and per share amounts)	November 30, 2021	% of net sales	November 30, 2020	% of net sales
Net income	$125.1	7.6%	$127.9	8.6%
Net income attributable to RPM International Inc. stockholders	124.9	7.6%	127.7	8.6%
Diluted earnings per share	0.96		0.98

Six Months Ended November 30, 2021

Net Sales

	Six Months Ended
(in millions, except percentages)	November 30, 2021	November 30, 2020	Total Growth	Organic Growth(1)	Acquisition Growth	Foreign Currency Exchange Impact
CPG Segment	$1,258.6	$1,051.2	19.7%	17.4%	1.0%	1.3%
PCG Segment	588.1	518.6	13.4%	8.0%	3.8%	1.6%
Consumer Segment	1,067.6	1,188.7	-10.2%	-12.5%	1.8%	0.5%
SPG Segment	375.7	334.1	12.5%	11.2%	0.4%	0.9%
Consolidated	$3,290.0	$3,092.6	6.4%	3.7%	1.7%	1.0%
(1) Organic growth includes the impact of price and volume.

Our CPG segment experienced significant organic growth during the first half of fiscal 2022 in nearly all business units in the segment when compared to the same period in the prior year. Business units performing particularly well during the period were providers of commercial roofing systems, concrete admixtures and repair products, and our insulated concrete forms business. Additionally, European operations generated strong sales growth, due in part to an easier comparison to the prior year first half, when shelter-in-place requirements were most severe.

Our PCG segment experienced sales growth during the first half of fiscal 2022 in nearly all the major business units in the segment when compared to the same period in the prior year. This growth was partially aided by the prior year comparison, where there was a significant amount of deferrals of flooring and coating projects as a result of restrictions associated with Covid, which impacted the ability of contractors to gain access to the facilities of our end customers. Sales growth was also facilitated by price increases and improved product mix, driven by new decision support tools that helped improve salesforce efficiencies and product mix.

Our Consumer segment experienced significant organic declines in comparison to the prior year, which benefitted from unprecedented demand worldwide for its “do-it-yourself” home improvement and cleaning products, as a result of the Covid pandemic. Current period sales were also impacted by the lack of availability of raw materials, due to supply chain disruptions. Despite these disruptions, underlying demand for these products remains strong, which resulted in fiscal 2022 first half sales that were still above the pre-pandemic levels of the first half of fiscal 2020.

Our SPG segment experienced strong demand for our businesses serving the marine, powder coatings and wood stains & sealers. Additionally, our new business development efforts have accelerated as a result of a number of recent management changes. The sales growth in this segment was slightly offset by declines in the disaster restoration equipment business, which struggled to meet customer demand due to the global semiconductor chip shortage.

Gross Profit Margin Our consolidated gross profit margin of 36.4% of net sales for the first half of fiscal 2022 compares to a consolidated gross profit margin of 40.1% for the comparable period a year ago. The current period gross profit margin decrease of approximately 3.7%, or 370 basis points (“bps”), resulted primarily from lower sales volume, inflationary pressures on raw materials versus the same period a year ago, higher freight costs, and production inefficiencies as a result of supply chain disruption and availability of raw materials. Partially offsetting these decreases were the impact of selling price increases and MAP to Growth savings.

Overall, raw material costs were inflationary during the first half of fiscal 2022. As indicated previously, several macroeconomic factors resulted in inflation, beginning in the fourth quarter of fiscal 2021. We expect that these increased costs will continue to be reflected in our results throughout fiscal 2022. We plan to continue working to offset these increased costs with commensurate increases in selling prices. Furthermore, “force majeures” remain in effect from many of our major material suppliers, which may impact our ability to timely meet customer demand in certain of our businesses and across certain product categories.

SG&A Our consolidated SG&A expense during the period was $61.3 million higher versus the same period last year and increased to 26.0% of net sales from 25.7% of net sales for the prior year period. Additional SG&A expense recognized by companies we recently acquired approximated $13.0 million during the first half of fiscal 2022. During the first half of fiscal 2022, our MAP to Growth generated incremental savings of approximately $6.0 million.

Our CPG segment SG&A was approximately $39.7 million higher for the first half of fiscal 2022 versus the comparable prior year period but decreased as a percentage of net sales. The increase was mainly due to higher variable expense as a result of higher sales volumes, higher IT costs associated with ongoing ERP implementations, as well as increases in discretionary spending (i.e. meetings, travel, etc.) and restoring salaries which were reduced in the prior year in response to the impact of the Covid pandemic. Additionally, companies recently acquired generated approximately $3.0 million of additional SG&A expense.

Our PCG segment SG&A was approximately $15.1 million higher for the first half of fiscal 2022 versus the comparable prior year period but decreased as a percentage of net sales. The period over period increase is mainly due to increased variable expenses as a result of higher sales volumes, higher distribution costs, as well as increases in commissions and discretionary spending. Additionally, companies recently acquired generated approximately $5.3 million of additional SG&A expense.

Our Consumer segment SG&A decreased by approximately $5.4 million during the first half of fiscal 2022 versus the same period last year, but increased as a percentage of net sales. The period over period decrease in SG&A was attributable to lower advertising and promotional costs and reduced incentives. Partially offsetting these decreases was approximately $4.3 million of additional SG&A expense generated from the company recently acquired.

Our SPG segment SG&A was approximately $10.0 million higher during the first half of fiscal 2022 versus the comparable prior year period but decreased slightly as a percentage of net sales. The increase in SG&A expense is attributable to investments in growth initiatives, merit increases, as well as a charge recorded during the second quarter of fiscal 2022 related to the legal matter described above in Note 14, "Contingencies and Accrued Losses," to the Consolidated Financial Statements. Additionally, companies recently acquired generated approximately $0.4 million of additional SG&A expense.

SG&A expenses in our corporate/other category increased by $1.9 million during the first half of fiscal 2022 as compared to last year’s first half mainly due to higher hospitalization, legal and consulting expenses.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the six months ended November 30, 2021 and 2020, as this activity has a significant impact on our SG&A expense:

	Six Months Ended
(in millions)	November 30, 2021	November 30, 2020	Change
Service cost	$27.4	$25.9	$1.5
Interest cost	10.9	10.5	0.4
Expected return on plan assets	(24.9)	(19.8)	(5.1)
Amortization of:
Prior service (credit)	(0.2)	(0.1)	(0.1)
Net actuarial losses recognized	8.8	16.3	(7.5)
Total Net Periodic Pension & Postretirement Benefit Costs	$22.0	$32.8	$(10.8)

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

	Six Months Ended
(in millions)	November 30, 2021	November 30, 2020
Severance and benefit costs	$1.5	$4.6
Facility closure and other related costs	2.5	3.8
Other restructuring costs	-	0.8
Total Restructuring Costs	$4.0	$9.2

For further information and detail about our MAP to Growth, see "Restructuring Charges" in Results of Operations - Three Months Ended November 30, 2021, and Note 3, "Restructuring" to the Consolidated Financial Statements.

Interest Expense

	Six Months Ended
(in millions, except percentages)	November 30, 2021	November 30, 2020
Interest expense	$42.1	$43.0
Average interest rate (a)	3.11%	3.38%

(a) The interest rate decrease was a result of lower market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$1.2
Non-acquisition-related average borrowings	(0.3)
Change in average interest rate	(1.8)
Total Change in Interest Expense	$(0.9)

Investment (Income) Expense, Net

See Note 6, “Investment (Income) Expense, Net,” to the Consolidated Financial Statements for details.

(Gain) on Sales of Assets, Net

See Note 7, “(Gain) on Sales of Assets, Net,” to the Consolidated Financial Statements for details.

Other (Income) Expense, Net

See Note 8, “Other (Income) Expense, Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Six Months Ended
(in millions, except percentages)	November 30, 2021	% of net sales	November 30, 2020	% of net sales
CPG Segment	$244.7	19.4%	$170.2	16.2%
PCG Segment	72.9	12.4%	52.6	10.1%
Consumer Segment	79.0	7.4%	221.1	18.6%
SPG Segment	45.2	12.0%	48.9	14.6%
Non-Op Segment	(97.2)	—	(84.5)	—
Consolidated	$344.6		$408.3

Our CPG segment results reflect market share gains, operational improvements, proactive cost controls, selling price increases and the $41.9 million gain on the sale of certain real property assets for the Toronto, Ontario location, which more than offset production inefficiencies due to supply chain disruptions and material cost inflation. Our PCG segment results reflect improved pricing, incremental savings from operating improvement initiatives and recent acquisitions. Our Consumer segment results reflect the decrease in sales, inflation in materials, freight and labor, as well as the unfavorable impact of supply shortages on productivity. Our SPG segment results reflect raw material inflation, inefficiencies due to supply chain disruption and investments in future growth initiatives, somewhat offset by higher sales volume and incremental operating improvement program savings.

Income Tax Rate The effective income tax rate of 24.6% for the six months ended November 30, 2021, compares to the effective income tax rate of 24.4% for the six months ended November 30, 2020. The effective income tax rates for the three months ended November 30, 2021, and 2020 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation.

Net Income

	Six Months Ended
(in millions, except percentages and per share amounts)	November 30, 2021	% of net sales	November 30, 2020	% of net sales
Net income	$259.9	7.9%	$308.7	10.0%
Net income attributable to RPM International Inc. stockholders	259.5	7.9%	308.3	10.0%
Diluted earnings per share	2.00		2.37

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2022 Compared with Fiscal 2021

Operating Activities

Approximately $159.4 million of cash was provided by operating activities during the first six months of fiscal 2022, compared with $579.5 million of cash provided by operating activities during the same period last year. The net change in cash from operations includes the change in net income, which decreased by $48.8 million during the first six months of fiscal 2022 versus the same period during fiscal 2021. Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

The change in accounts receivable during the first six months of fiscal 2022 provided approximately $10.5 million less cash than during the same period a year ago. This resulted primarily from the year-over-year change in the timing and volume of sales, particularly in our Consumer segment. Days sales outstanding (“DSO”) at November 30, 2021 decreased to 59.6 days from 60.6 days at November 30, 2020.

During the first six months of fiscal 2022, the change in inventory used approximately $146.6 million more cash compared to our spending during the same period a year ago, which resulted primarily from the response to the supply chain issues and timing of purchases by retail customers. Days of inventory outstanding (“DIO”) was approximately 88.6 and 83.0 days at November 30, 2021 and 2020, respectively. The increase in DIO was driven mainly by the Consumer segment, which resulted from material price inflation and build-up of raw material inventory in order to mitigate supply chain disruptions.

The change in accounts payable during the first six months of fiscal 2022 used approximately $37.6 million more cash than during the first six months of fiscal 2021 due principally to the timing of purchases, which were restrained at the beginning of fiscal 2021 due to the sharp business downturn caused by pandemic lockdown restrictions. However, days payables outstanding (“DPO”) increased by approximately 0.9 days to 82.3 days at November 30, 2021 from 81.4 days at November 30, 2020. The longer DPO is a direct result of moving toward a center-led procurement process that includes negotiating modified payment terms.

The change in accrued compensation and benefits during the first six months of fiscal 2022 used approximately $44.5 million more cash than during the first six months of fiscal 2021 due to higher incentive compensation earned during fiscal 2021 (which was paid out in the first quarter of fiscal 2022) as compared to fiscal 2020 (which was paid out in the first quarter of fiscal 2021). The change in other accrued liabilities during the first six months of fiscal 2022 provided approximately $70.7 million less cash than during the first six months of fiscal 2021 due principally to the timing of income taxes payable and the increase in customer rebate accruals in the prior year. Additionally, certain government entities located where we have operations have enacted various pieces of legislation designed to help businesses weather the economic impact of Covid and ultimately preserve jobs. Some of this legislation, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act in the United States, enables employers to defer the payment of various types of taxes over varying time horizons. As of May 31, 2021, we had a remaining deferral of $27.1 million of such government payments that would have normally been paid during fiscal 2020 and fiscal 2021, but which will be paid in future periods. During the first half of fiscal 2022, we did not defer any additional government payments that would have normally been paid during our first half of fiscal 2022. During the prior year first half ended November 30, 2020, we deferred $10.7 million of such government payments that would have normally been paid during our first half of fiscal 2021. Of the remaining $27.1 million at November 31, 2021, we expect to pay approximately half of the balance during our third quarter of fiscal 2022 and approximately half of the balance during our third quarter of fiscal 2023.

Investing Activities

For the first six months of fiscal 2022, cash used for investing activities decreased by $17.6 million to $168.4 million as compared to $186.0 million in the prior year period. This year-over-year decrease in cash used for investing activities was mainly driven by the sales of assets, whose proceeds provided $50.6 million in the current year.

Capital expenditures, other than for ordinary repairs and replacements, are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We paid for capital expenditures of $101.4 million and $70.9 million during the first six months of fiscal 2022 and fiscal 2021, respectively. We have increased capital spending in fiscal 2022, to respond to brisk demand and to finalize our MAP to Growth by consolidating ERP systems and our plant footprint.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At November 30, 2021 and May 31, 2021, the fair value of our investments in available-for-sale debt securities and marketable equity securities, which includes captive insurance-related assets, totaled $170.3 million and $168.8 million, respectively. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs.

As of November 30, 2021, approximately $175.4 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $221.1 million at May 31, 2021. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note 9, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For the first six months of fiscal 2022, cash used for financing activities decreased by $344.1 million to $26.0 million as compared to $370.0 million in the prior year period. The overall decrease in cash used for financing activities was driven principally by debt-related activities, as we used approximately $255.4 million less cash to paydown existing debt and provided approximately $104.4 million more cash from additions to short and long-term debt during the first six months of fiscal 2022 as compared to the prior year. See below for further details on the significant components of our debt.

The decrease in cash used for debt-related activities was partially offset by a $12.5 million increase in cash used for the repurchase of common stock during the first six months of fiscal 2022, as compared to the prior year. This increase was a result of the macroeconomic uncertainty in the prior year caused by the Covid pandemic, which led to the temporary suspension of our stock repurchase program during the fourth quarter of fiscal 2020, which lasted through the second quarter of fiscal 2021.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.32 billion at November 30, 2021, compared with $1.46 billion at May 31, 2021. Refer to Note G, "Borrowings," to the Consolidated Financial Statements, in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 for more comprehensive details on the significant components of our debt, which includes:

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

The Revolving Credit Facility requires us to comply with various customary affirmative and negative covenants, including a leverage covenant (i.e., Net Leverage Ratio) and interest coverage ratio, which are calculated in accordance with the terms as defined by the Revolving Credit Facility. Under the terms of the leverage covenant, we may not permit our leverage ratio for total indebtedness to consolidated EBITDA for the four most recent fiscal quarters to exceed 3.75 to 1.00. During certain periods and per the terms of the Revolving Credit Facility, this ratio may be increased to 4.25 to 1.00 in connection with certain “material acquisitions.” The acquisition of Ali Industries, LLC occurred on September 1, 2020 and qualifies as a “material acquisition,” which enabled us to request an increase in the maximum permitted Net Leverage Ratio covenant. We provided such notice to our Administrative Agent to trigger this provision of the agreement during our second quarter of fiscal 2021, and therefore, our Net Leverage Ratio covenant was increased to 4.25 to 1.00 through August 31, 2021. Subsequent to August 31, 2021, the leverage covenant has been reset, and as of November 30, 2021 may not exceed to 3.75 to 1.00. The minimum required consolidated interest coverage ratio for EBITDA to interest expense is 3.50 to 1.00. The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended using EBITDA as defined in the Revolving Credit Facility.

As of November 30, 2021, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the Net Leverage Ratio and Interest Coverage Ratio covenants. At that date, our Net Leverage Ratio was 2.61 to 1.00, while our Interest Coverage Ratio was 10.92 to 1.00. As of November 30, 2021, we had $877.8 million of borrowing availability on our Revolving Credit Facility.

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

Accounts Receivable Securitization Program

As of November 30, 2021, we did not have an outstanding balance under our AR Program, which compares with the maximum availability of $250.0 million on that date. The maximum availability under the AR Program is $250.0 million, but availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Program.

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

The New Credit Facility contains customary covenants, including but not limited to, limitations on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, make certain investments, or sell or transfer assets. Additionally, we may not permit (i) our consolidated interest coverage ratio to be less than 3.50 to 1.00, or (ii) our leverage ratio (defined as the ratio of total indebtedness, less unencumbered cash and cash equivalents in excess of $50 million, to consolidated EBITDA for the four most recent fiscal quarters) to exceed 3.75 to 1.00. Upon notification to the lenders, however, the maximum permitted leverage ratio can be relaxed to 4.25 to 1.00 for a one-year period in connection with certain material acquisitions. In addition, the agreement was amended on April 30, 2020 to allow the maximum permitted Net Leverage Ratio to be increased to 4.25 to 1.00 during certain periods (refer to the “Revolving Credit Agreement” section above). As noted in the “Revolving Credit Agreement” section above, we provided such notice to our Administrative Agent during our second quarter of fiscal 2021, and therefore, our Net Leverage Ratio covenant was increased to 4.25 to 1.00 through August 31, 2021. Subsequent to August 31, 2021, the leverage covenant has been reset, and as of November 30, 2021 may not exceed to 3.75 to 1.00. The covenants contained in the New Credit Facility are substantially similar to those contained in our Revolving Credit Facility. See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at November 30, 2021.

Stock Repurchase Program

See Note 11, “Stock Repurchase Program” to the Consolidated Financial Statements, for further detail surrounding our stock repurchase program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2021. However, refer to the "Gross Profit Margin" paragraphs in the "RESULTS OF OPERATIONS" for the "Three Months Ended November 30, 2021" and "Six Months Ended November 30, 2021" sections above, for additional details on recent inflationary cost pressure and supply chain disruption at some of our businesses across certain product categories.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2021 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about repurchases of RPM International Inc. common stock made by us during the second quarter of fiscal 2022:

				Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
September 1, 2021 through September 30, 2021	719	$82.35	-
October 1, 2021 through October 31, 2021	41,116	$81.80	-
November 1, 2021 through November 30, 2021	7,320	$91.51	-
Total - Second Quarter	49,155	$83.25	-

(1) All of the shares of common stock that were disposed of back to us during the three month period ended November 30, 2021 were in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.'s equity and incentive plans.

(2) The maximum dollar amount that may yet be repurchased under our program was approximately $407.3 million at November 30, 2021. Refer to Note 11 “Stock Repurchase Program” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Separation Agreement and Release and Waiver of Claims, effective as of October 15, 2021, by and between RPM International Inc. and Michael H. Sullivan. (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021, has been formatted in Inline XBRL

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

Dated: January 5, 2022