Form 10-Q
period 2022-02-28
RPM INTERNATIONAL INC/DE/
filed 2022-04-06
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022,

or

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

As of April 1, 2022, the registrant had 129,495,680 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

* As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	February 28, 2022	May 31, 2021
Assets
Current Assets
Cash and cash equivalents	$193,191	$246,704
Trade accounts receivable (less allowances of $49,794 and $55,922, respectively)	1,085,396	1,280,806
Inventories	1,191,791	938,095
Prepaid expenses and other current assets	339,977	316,399
Total current assets	2,810,355	2,782,004
Property, Plant and Equipment, at Cost	2,080,631	1,967,482
Allowance for depreciation	(1,031,613)	(1,002,300)
Property, plant and equipment, net	1,049,018	965,182
Other Assets
Goodwill	1,343,962	1,345,754
Other intangible assets, net of amortization	601,641	628,693
Operating lease right-of-use assets	312,157	300,827
Deferred income taxes	23,122	26,804
Other	190,347	203,705
Total other assets	2,471,229	2,505,783
Total Assets	$6,330,602	$6,252,969
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$675,529	$717,176
Current portion of long-term debt	703,250	1,282
Accrued compensation and benefits	206,632	258,380
Accrued losses	25,646	29,054
Other accrued liabilities	323,846	325,522
Total current liabilities	1,934,903	1,331,414
Long-Term Liabilities
Long-term debt, less current maturities	1,883,106	2,378,544
Operating lease liabilities	270,293	257,415
Other long-term liabilities	308,340	436,176
Deferred income taxes	97,315	106,395
Total long-term liabilities	2,559,054	3,178,530
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 300,000 shares; issued 144,678 and outstanding 129,496 as of February 28, 2022; issued 144,199 and outstanding 129,573 as of May 31, 2021	1,295	1,295
Paid-in capital	1,085,317	1,055,400
Treasury stock, at cost	(691,418)	(653,006)
Accumulated other comprehensive (loss)	(552,308)	(514,884)
Retained earnings	1,992,160	1,852,259
Total RPM International Inc. stockholders' equity	1,835,046	1,741,064
Noncontrolling Interest	1,599	1,961
Total equity	1,836,645	1,743,025
Total Liabilities and Stockholders' Equity	$6,330,602	$6,252,969

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021
Net Sales	$1,433,879	$1,269,395	$4,723,838	$4,361,981
Cost of Sales	935,293	797,454	3,029,287	2,650,213
Gross Profit	498,586	471,941	1,694,551	1,711,768
Selling, General and Administrative Expenses	433,569	402,186	1,290,245	1,197,556
Restructuring Expense	1,140	3,129	5,128	12,280
Interest Expense	22,016	20,964	64,127	63,975
Investment (Income) Expense, Net	4,355	(11,454)	1,421	(33,735)
(Gain) on Sales of Assets, Net	(249)	-	(42,491)	-
Other (Income) Expense, Net	(2,742)	1,256	(9,001)	7,507
Income Before Income Taxes	40,497	55,860	385,122	464,185
Provision for Income Taxes	7,248	17,394	91,962	117,049
Net Income	33,249	38,466	293,160	347,136
Less: Net Income Attributable to Noncontrolling Interests	230	224	684	640
Net Income Attributable to RPM International Inc. Stockholders	$33,019	$38,242	$292,476	$346,496
Average Number of Shares of Common Stock Outstanding:
Basic	127,943	128,447	128,013	128,455
Diluted	129,702	129,949	129,622	129,052
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.26	$0.30	$2.27	$2.68
Diluted	$0.25	$0.29	$2.26	$2.66

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021
Net Income	$33,249	$38,466	$293,160	$347,136
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $296; $273; $3,562 and $3,216, respectively)	16,124	25,718	(69,722)	102,880
Pension and other postretirement benefit liability adjustments (net of tax of $951; $1,356; $3,630 and $3,864, respectively)	3,057	4,719	11,086	13,623
Unrealized (loss) on securities and other (net of tax of $238; $330; $473 and $8, respectively)	(384)	(957)	(287)	(787)
Unrealized gain (loss) on derivatives (net of tax of $838; $763; $6,551 and $6,425, respectively)	2,648	(2,554)	21,448	(21,043)
Total other comprehensive income (loss)	21,445	26,926	(37,475)	94,673
Total Comprehensive Income	54,694	65,392	255,685	441,809
Less: Comprehensive Income Attributable to Noncontrolling Interests	238	268	633	752
Comprehensive Income Attributable to RPM International Inc. Stockholders	$54,456	$65,124	$255,052	$441,057

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	February 28,	February 28,
	2022	2021
Cash Flows from Operating Activities:
Net income	$293,160	$347,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,295	109,119
Restructuring charges, net of payments	(2,341)	(3,830)
Fair value adjustments to contingent earnout obligations	2,470	1,829
Deferred income taxes	(16,908)	24,473
Stock-based compensation expense	29,287	31,157
Net loss (gain) on marketable securities	10,032	(29,652)
Net (gain) on sales of assets	(42,491)	-
Other	112	(394)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	170,513	181,032
(Increase) in inventory	(273,519)	(57,702)
Decrease in prepaid expenses and other current and long-term assets	506	19,133
(Decrease) increase in accounts payable	(9,884)	31,825
(Decrease) in accrued compensation and benefits	(47,442)	(1,107)
(Decrease) increase in accrued losses	(2,985)	3,054
(Decrease) in other accrued liabilities	(68,854)	(7,615)
Other	-	3,448
Cash Provided by Operating Activities	155,951	651,906
Cash Flows from Investing Activities:
Capital expenditures	(152,401)	(103,226)
Acquisition of businesses, net of cash acquired	(116,457)	(114,355)
Purchase of marketable securities	(13,674)	(30,784)
Proceeds from sales of marketable securities	9,004	28,773
Proceeds from sales of assets	51,913	-
Other	(55)	1,664
Cash (Used for) Investing Activities	(221,670)	(217,928)
Cash Flows from Financing Activities:
Additions to long-term and short-term debt	300,967	-
Reductions of long-term and short-term debt	(72,493)	(249,518)
Cash dividends	(152,575)	(145,457)
Repurchases of common stock	(27,500)	(24,628)
Shares of common stock returned for taxes	(10,906)	(17,083)
Payments of acquisition-related contingent consideration	(5,774)	(2,218)
Other	(3,824)	(786)
Cash Provided by (Used for) Financing Activities	27,895	(439,690)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(15,689)	21,510
Net Change in Cash and Cash Equivalents	(53,513)	15,798
Cash and Cash Equivalents at Beginning of Period	246,704	233,416
Cash and Cash Equivalents at End of Period	$193,191	$249,214
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$58,129	$58,672
Income Taxes, net of refunds	$130,862	$117,546

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2021	129,573	$1,295	$1,055,400	$(653,006)	$(514,884)	$1,852,259	$1,741,064	$1,961	$1,743,025
Net income	-	-	-	-	-	134,582	134,582	213	134,795
Other comprehensive (loss)	-	-	-	-	(25,624)	-	(25,624)	(30)	(25,654)
Dividends declared and paid ($0.38 per share)	-	-	-	-	-	(48,901)	(48,901)	-	(48,901)
Share repurchases under repurchase program	(133)	(1)	1	(12,500)	-	-	(12,500)	-	(12,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	303	3	5,760	(5,808)	-	-	(45)	-	(45)
Balance at August 31, 2021	129,743	$1,297	$1,061,161	$(671,314)	$(540,508)	$1,937,940	$1,788,576	$2,144	$1,790,720
Net income	-	-	-	-	-	124,875	124,875	241	125,116
Other comprehensive (loss)	-	-	-	-	(33,237)	-	(33,237)	(29)	(33,266)
Dividends declared and paid ($0.40 per share)	-	-	-	-	-	(51,824)	(51,824)	(711)	(52,535)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(66)	-	11,878	(4,157)	-	-	7,721	-	7,721
Balance at November 30, 2021	129,677	$1,297	$1,073,039	$(675,471)	$(573,745)	$2,010,991	$1,836,111	$1,645	$1,837,756
Net income	-	-	-	-	-	33,019	33,019	230	33,249
Other comprehensive income	-	-	-	-	21,437	-	21,437	8	21,445
Dividends paid ($0.40 per share)	-	-	-	-	-	(51,850)	(51,850)	(284)	(52,134)
Share repurchases under repurchase program	(172)	(2)	2	(15,000)	-	-	(15,000)	-	(15,000)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(9)	-	12,276	(947)	-	-	11,329	-	11,329
Balance at February 28, 2022	129,496	$1,295	$1,085,317	$(691,418)	$(552,308)	$1,992,160	$1,835,046	$1,599	$1,836,645

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2020	129,511	$1,295	$1,014,428	$(580,117)	$(717,497)	$1,544,336	$1,262,445	$2,218	$1,264,663
Net income	-	-	-	-	-	180,595	180,595	190	180,785
Other comprehensive income	-	-	-	-	49,835	-	49,835	69	49,904
Dividends declared and paid ($0.36 per share)	-	-	-	-	-	(46,622)	(46,622)	-	(46,622)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	464	5	10,451	(7,115)	-	-	3,341	-	3,341
Balance at August 31, 2020	129,975	$1,300	$1,024,879	$(587,232)	$(667,662)	$1,678,309	$1,449,594	$2,477	$1,452,071
Net income	-	-	-	-	-	127,659	127,659	225	127,884
Other comprehensive income	-	-	-	-	17,843	-	17,843	-	17,843
Dividends declared and paid ($0.38 per share)	-	-	-	-	-	(49,397)	(49,397)	-	(49,397)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	131	1	10,660	(8,619)	-	-	2,042	-	2,042
Balance at November 30, 2020	130,106	$1,301	$1,035,539	$(595,851)	$(649,819)	$1,756,571	$1,547,741	$2,702	$1,550,443
Net income	-	-	-	-	-	38,242	38,242	224	38,466
Other comprehensive income	-	-	-	-	26,882	-	26,882	44	26,926
Dividends paid ($0.38 per share)	-	-	-	-	-	(49,438)	(49,438)	-	(49,438)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(785)	(785)
Share repurchases under repurchase program	(290)	(3)	3	(24,628)	-	-	(24,628)	-	(24,628)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(1)	-	10,043	(1,357)	-	-	8,686	-	8,686
Balance at February 28, 2021	129,815	$1,298	$1,045,585	$(621,836)	$(622,937)	$1,745,375	$1,547,485	$2,185	$1,549,670

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three- and nine-month periods ended February 28, 2022 and February 28, 2021. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2021.

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

Our MAP to Growth optimized our manufacturing facilities and provided more efficient plant and distribution facilities. Through the balance sheet date, in association with our MAP to Growth, we have completed, or are in the process of completing, the planned closure of 31 plants and 28 warehouses. We also expect to incur additional severance and benefit costs as part of our planned closure of these facilities.

The current total expected costs associated with this plan are outlined in the table below and increased by approximately $0.2 million compared to our previous estimate, primarily attributable to an increase in expected severance and benefit charges of $0.3 million, partially offset by a decrease in expected facility closure and other related costs of $0.1 million.

Following is a summary of the charges recorded in connection with restructuring by reportable segment:

	Three Months Ended	Nine Months Ended	Cumulative Costs	Total Expected
(In thousands)	February 28, 2022	February 28, 2022	to Date	Costs
Construction Products Group ("CPG") Segment:
Severance and benefit costs (credits) (a)	$(7)	$(322)	$20,966	$21,066
Facility closure and other related costs	325	1,368	7,948	8,191
Other restructuring costs	-	4	1,982	1,982
Total Charges	$318	$1,050	$30,896	$31,239

Performance Coatings Group ("PCG") Segment:
Severance and benefit costs (b)	$65	$193	$16,552	$17,261
Facility closure and other related costs	121	779	7,408	8,188
Other restructuring costs	-	-	917	947
Total Charges	$186	$972	$24,877	$26,396

Consumer Segment:
Severance and benefit costs	$-	$-	$12,307	$12,307
Facility closure and other related costs	277	788	12,869	13,088
Other restructuring costs	-	-	4,420	4,420
Total Charges	$277	$788	$29,596	$29,815

Specialty Products Group ("SPG") Segment:
Severance and benefit costs (c)	$47	$249	$8,376	$8,726
Facility closure and other related costs	312	557	6,147	6,380
Other restructuring costs (credits)	-	(1)	1,220	1,220
Total Charges	$359	$805	$15,743	$16,326

Corporate/Other Segment:
Severance and benefit costs (d)	$-	$1,513	$15,051	$15,051
Total Charges	$-	$1,513	$15,051	$15,051

Consolidated:
Severance and benefit costs	$105	$1,633	$73,252	$74,411
Facility closure and other related costs	1,035	3,492	34,372	35,847
Other restructuring costs	-	3	8,539	8,569
Total Charges	$1,140	$5,128	$116,163	$118,827

(a) Severance and benefit recoveries are associated with the adjustment of previously estimated severance accruals partially offset by the elimination of 16 positions during the nine months ended February 28, 2022.

(b) Severance and benefit costs are associated with the elimination of one position and four positions during the three and nine months ended February 28, 2022, respectively.

(c) Severance and benefit costs are associated with the elimination of two and 18 positions during the three and nine months ended February 28, 2022, respectively.

(d) Severance and benefit costs are associated with the elimination of one position during the nine months ended February 28, 2022.

	Three Months Ended	Nine Months Ended
(In thousands)	February 28, 2021	February 28, 2021

CPG Segment:
Severance and benefit costs (e)	$255	$1,829
Facility closure and other related costs	665	1,473
Other restructuring costs (credits)	(60)	38
Total Charges	$860	$3,340

PCG Segment:
Severance and benefit costs (f)	$118	$1,959
Facility closure and other related costs	265	1,109
Other restructuring costs	-	213
Total Charges	$383	$3,281

Consumer Segment:
Severance and benefit costs (g)	$11	$797
Facility closure and other related costs	1,300	2,682
Other restructuring costs	-	302
Total Charges	$1,311	$3,781

SPG Segment:
Severance and benefit costs (h)	$49	$461
Facility closure and other related costs	385	1,160
Other restructuring costs	-	116
Total Charges	$434	$1,737

Corporate/Other Segment:
Severance and benefit costs	$141	$141
Total Charges	$141	$141

Consolidated:
Severance and benefit costs	$574	$5,187
Facility closure and other related costs	2,615	6,424
Other restructuring costs (credits)	(60)	669
Total Charges	$3,129	$12,280

(e) Severance and benefit costs are associated with the elimination of three positions and 24 positions during the three and nine months ended February 28, 2021, respectively.

(f) Severance and benefit costs are associated with the elimination of five positions and 55 positions during the three and nine months ended February 28, 2021, respectively.

(g) Severance and benefit costs for the nine months ended February 28, 2021 are associated with the elimination of three positions, partially offset by the adjustment in severance accruals during the period. There were no position eliminations during the three months ended February 28, 2021.

(h) Severance and benefit costs are associated with the elimination of three positions and 27 positions during the three and nine months ended February 28, 2021, respectively.

A summary of the activity in the restructuring reserves related to our MAP to Growth is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Restructuring Costs	Total
Balance at November 30, 2021	$1,571	$896	$-	$2,467
Additions charged to expense	105	1,035	-	1,140
Cash payments charged against reserve	(506)	(868)	-	(1,374)
Non-cash charges and other adjustments	(95)	(28)	-	(123)
Balance at February 28, 2022	$1,075	$1,035	$-	$2,110

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Restructuring Costs	Total
Balance at June 1, 2021	$4,430	$1,290	$-	$5,720
Additions charged to expense	1,633	3,492	3	5,128
Cash payments charged against reserve	(4,314)	(3,155)	-	(7,469)
Non-cash charges and other adjustments	(674)	(592)	(3)	(1,269)
Balance at February 28, 2022	$1,075	$1,035	$-	$2,110

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Restructuring Costs	Total
Balance at November 30, 2020	$4,655	$5,896	$-	$10,551
Additions charged to expense	574	2,615	(60)	3,129
Cash payments charged against reserve	(1,699)	(2,968)	-	(4,667)
Non-cash charges and other adjustments	71	(4,292)	60	(4,161)
Balance at February 28, 2021	$3,601	$1,251	$-	$4,852

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Restructuring Costs	Total
Balance at June 1, 2020	$7,357	$5,880	$-	$13,237
Additions charged to expense	5,187	6,424	669	12,280
Cash payments charged against reserve	(9,014)	(6,761)	(335)	(16,110)
Non-cash charges and other adjustments	71	(4,292)	(334)	(4,555)
Balance at February 28, 2021	$3,601	$1,251	$-	$4,852

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at February 28, 2022
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$26,193	$-	$26,193
Corporate bonds	-	171	-	171
Total available-for-sale debt securities	-	26,364	-	26,364
Marketable equity securities:
Stocks - foreign	807	-	-	807
Stocks - domestic	6,798	-	-	6,798
Mutual funds - foreign	-	43,658	-	43,658
Mutual funds - domestic	-	86,250	-	86,250
Total marketable equity securities	7,605	129,908	-	137,513
Contingent consideration	-	-	(9,746)	(9,746)
Total	$7,605	$156,272	$(9,746)	$154,131

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2021
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$26,563	$-	$26,563
Corporate bonds	-	182	-	182
Total available-for-sale debt securities	-	26,745	-	26,745
Marketable equity securities:
Stocks - foreign	768	-	-	768
Stocks - domestic	6,975	-	-	6,975
Mutual funds - foreign	-	47,916	-	47,916
Mutual funds - domestic	-	86,428	-	86,428
Total marketable equity securities	7,743	134,344	-	142,087
Contingent consideration	-	-	(13,335)	(13,335)
Total	$7,743	$161,089	$(13,335)	$155,497

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During the first nine months of fiscal 2022, we recorded an increase in the accrual for approximately $2.5 million related to fair value adjustments and paid approximately $5.8 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current year. During the first nine months of fiscal 2021, we paid approximately $2.8 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the first half of last year, and recorded an increase in the accrual for approximately $1.8 million related to fair value adjustments. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payments of contingent consideration in excess of fair value as of the acquisition date, are reported in cash flows from operating activities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At February 28, 2022 and May 31, 2021, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of February 28, 2022 and May 31, 2021 are as follows:

	At February 28, 2022
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$193,191	$193,191
Marketable equity securities	137,513	137,513
Available-for-sale debt securities	26,364	26,364
Long-term debt, including current portion	2,586,356	2,734,424

	At May 31, 2021
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$246,704	$246,704
Marketable equity securities	142,087	142,087
Available-for-sale debt securities	26,745	26,745
Long-term debt, including current portion	2,379,826	2,570,206

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

Derivatives Designated as Hedges

In October 2017, as a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we executed a fair value hedge and two cross currency swaps, in which we paid variable rate interest in Euros and received fixed rate interest in U.S. Dollars with a combined notional amount of approximately €85.25 million ($100 million U.S. Dollar equivalent), and which had a maturity date of November 2022. This effectively converted a portion of our U.S. Dollar denominated fixed-rate debt to Euro denominated variable rate debt. The fair value hedge was recognized at fair value in our Consolidated Balance Sheets, while changes in the fair value of the hedge were recognized in interest expense in our Consolidated Statements of Income. We designated the swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. In February 2020, the fair value hedge and two cross-currency swap agreements were terminated, and we received cash in the amount of $9.3 million, representing the fair value of the swap and interest accrued through the date of termination. Accordingly, hedge accounting was discontinued and a hedge accounting adjustment to our Senior Notes of $1.5 million was recorded and is being amortized to interest expense in the Consolidated Statements of Income through the termination of the 3.450% Notes in November 2022. Changes in the fair value of the cross-currency swaps due to spot foreign exchange rates are recorded as cumulative translation adjustment within accumulated other comprehensive income ("AOCI") and will remain in AOCI until either the sale or substantially complete liquidation of the hedged subsidiaries.

Separately, in February 2020, as a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we executed a cash flow hedge and two cross currency swap agreements, in which we will pay fixed rate interest in Euros and receive variable rate interest in U.S. Dollars with a combined notional amount of approximately €277.73 million ($300 million U.S. Dollar equivalent), and which have a maturity date of February 2023. This effectively converts our U.S. Dollar denominated variable rate debt to Euro denominated fixed rate debt. The cash flow hedge is recognized at fair value in our Consolidated Balance Sheets, while changes in the fair value of the hedge will be recognized in AOCI when the hedged items affect earnings. Amounts recognized in AOCI will be recognized in earnings in interest expense when the hedged interest payment is accrued. We designated the swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized in AOCI to offset the changes in the values of the net investments being hedged. In addition, in February 2020, as a means of mitigating the variability of the functional-currency-equivalent cash flows associated with the U.S. Dollar denominated term loan facility (referred to as Foreign Borrower’s Term Loan), we executed a cash flow hedge, in which we will pay fixed rate interest in Euros and receive variable rate interest in U.S. Dollars with a notional amount of approximately €92.52 million ($100 million U.S. Dollar equivalent), and which have a maturity date of February 2023. This effectively converts our U.S. Dollar denominated variable rate debt to Euro denominated fixed rate debt. The cash flow hedge is recognized at fair value in our Consolidated Balance Sheets, while changes in the fair value of the hedge will be recognized in AOCI when the hedged items affect earnings. Amounts recorded in AOCI will be recognized in earnings in interest expense when the hedged interest payment is accrued. In addition, since this currency swap is a hedge of variability of the functional currency equivalent cash flows of a recognized liability to be remeasured at spot exchange rates under ASC 830, an amount that will offset the gain or loss arising from the remeasurement of the hedged liability will be reclassified each period from AOCI to earnings as foreign exchange gain/(loss), which is a component of SG&A expenses.

The following table summarizes the location and effects of our derivatives instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Income for gains or losses initially recognized in AOCI in the Consolidated Balance Sheet:

	Pretax gain/(loss) recognized in AOCI			Pretax gain/(loss) reclassified from AOCI into income
	Three Months Ended			Three Months Ended
(In thousands) Derivatives in hedging relationships	February 28, 2022	February 28, 2021	Income statement location	February 28, 2022	February 28, 2021
Interest rate swap (cash flow)	$1,723	$27	Interest (expense) income	$(884)	$(862)
Cross currency swap (cash flow)	1,263	(907)	Interest (expense) income	149	147
Cross currency swap (cash flow)	-	-	Foreign exchange gain (loss)	1,061	(1,243)
Cross currency swap (net investment)	820	(4,036)	Gain or (loss) on sale of subsidiary	-	-
Total	$3,806	$(4,916)		$326	$(1,958)

	Pretax gain/(loss) recognized in AOCI			Pretax gain/(loss) reclassified from AOCI into income
(In thousands)	Nine Months Ended			Nine Months Ended
Derivatives in hedging relationships	February 28, 2022	February 28, 2021	Income Statement Location	February 28, 2022	February 28, 2021
Interest rate swap (cash flow)	$2,554	$(720)	Interest (expense) income	$(2,744)	$(2,475)
Cross currency swap (cash flow)	8,867	(8,211)	Interest (expense) income	425	498
Cross currency swap (cash flow)	-	-	Foreign exchange gain (loss)	8,481	(8,623)
Cross currency swap (net investment)	22,563	(28,126)	Gain or (loss) on sale of subsidiary	-	-
Total	$33,984	$(37,057)		$6,162	$(10,600)

Derivatives Not Designated as Hedges

At February 28, 2022, and May 31, 2021, we held one foreign currency forward contract at each period end designed to reduce our exposure to changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows. These contracts have not been designated as hedges; therefore, the changes in fair value of the contracts are recognized in earnings as a component of SG&A expenses. Amounts recognized in earnings did not have a material impact on our Consolidated Financial Statements for any period presented. As of February 28, 2022, and May 31, 2021, the notional amounts of the forward contracts held to purchase foreign currencies were $240.7 million and $191.7 million, respectively.

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

The fair values of qualifying and non-qualifying instruments used in hedging transactions as of February 28, 2022 and May 31, 2021 are as follows:

(In thousands)		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	February 28, 2022	May 31, 2021
Assets:
Cross Currency Swap (Net Investment)	Other Current Assets	$2,139	$6,233
Cross Currency Swap (Cash Flow)	Other Current Assets	-	516
Liabilities:
Interest Rate Swap (Cash Flow)	Other Accrued Liabilities	$716	$3,547
Cross Currency Swap (Cash Flow)	Other Accrued Liabilities	3,966	-
Cross Currency Swap (Net Investment)	Other Accrued Liabilities	13,603	1,321
Cross Currency Swap (Net Investment)	Other Long-Term Liabilities	-	39,228
Cross Currency Swap (Cash Flow)	Other Long-Term Liabilities	-	13,786
Interest Rate Swap (Cash Flow)	Other Long-Term Liabilities	-	2,467

(In thousands)		Fair Value
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	February 28, 2022	May 31, 2021
Assets:
Foreign Currency Exchange	Other Current Assets	$-	$212
Liabilities:
Foreign Currency Exchange	Other Accrued Liabilities	$64	$-

NOTE 6 — INVESTMENT (INCOME) EXPENSE, NET

Investment (income) expense, net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2022	2021	2022	2021
Interest (income)	$(1,203)	$(968)	$(3,349)	$(2,409)
Net loss (gain) on marketable securities	8,215	(9,480)	10,032	(29,652)
Dividend (income)	(2,657)	(1,006)	(5,262)	(1,674)
Investment (income) expense, net	$4,355	$(11,454)	$1,421	$(33,735)

Net Loss (Gain) on Marketable Securities

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2022	2021	2022	2021
Unrealized losses (gains) on marketable equity securities	$8,903	$(6,650)	$11,227	$(28,469)
Realized (gains) on marketable equity securities	(699)	(2,834)	(1,223)	(1,210)
Realized losses on available-for-sale debt securities	11	4	28	27
Net loss (gain) on marketable securities	$8,215	$(9,480)	$10,032	$(29,652)

NOTE 7 — (GAIN) ON SALES OF ASSETS, NET

During the three and nine months ended February 28, 2022, we recognized net gains of $0.2 million and $42.5 million, respectively, on the sales of certain real property assets. Most significantly, certain real property assets for the Toronto, Ontario location, within our CPG segment, were sold on September 15, 2021 for $49.8 million. We received $48.0 million of net proceeds after adjustments and expenses and recognized a gain on sale of $41.9 million. The purpose of this transaction was to generate cash by monetizing a real estate market opportunity.

In conjunction with the sale, we executed a leaseback agreement commencing September 15, 2021 and expiring on September 14, 2024. During the second quarter of fiscal 2022, the lease was classified as an operating lease with total future minimum payments during the initial term of the lease of approximately $3.4 million. An incremental borrowing rate of 1.3% was used to determine the ROU asset. We recorded a $3.7 million ROU asset in Operating lease right-of-use assets and corresponding liabilities in the same amount in Operating lease liabilities in our Consolidated Balance Sheets during the second quarter of fiscal 2022.

NOTE 8 — OTHER (INCOME) EXPENSE, NET

Other (income) expense, net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2022	2021	2022	2021
Pension non-service (credits)/costs	$(2,644)	$1,714	$(8,012)	$8,420
Other	(98)	(458)	(989)	(913)
Other (income) expense, net	$(2,742)	$1,256	$(9,001)	$7,507

NOTE 9 — INCOME TAXES

The effective income tax rate of 17.9% for the three months ended February 28, 2022 compares to the effective income tax rate of 31.1% for the three months ended February 28, 2021. The effective income tax rates for the three month periods ended February 28, 2022 and 2021 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, and the favorable impact of tax benefits related to equity compensation. Additionally, the effective income tax rate for the three month period ended February 28, 2022 reflects net favorable period-over-period changes in foreign tax credit valuation allowances. Further, the effective tax rate for the three-month period ended February 28, 2021, includes a $5.3 million discrete charge for an increase to the deferred tax liability for withholding taxes on additional foreign earnings that were no longer considered to be permanently reinvested.

The effective income tax rate of 23.9% for the nine months ended February 28, 2022 compares to the effective income tax rate of 25.2% for the nine months ended February 28, 2021. The effective income tax rates for the nine-month periods ended February 28, 2022 and 2021 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. Additionally, the nine month period ended February 28, 2022 reflects net favorable period-over-period changes in foreign tax credit valuation allowances. The nine month period ended February 28, 2021 includes, as noted above, a charge related to an increase in the deferred tax liability for withholding taxes on foreign earnings not considered permanently reinvested.

Our deferred tax liability for unremitted foreign earnings was $14.0 million as of February 28, 2022, which represents our estimate of the foreign tax cost associated with the remittance of $438.2 million of foreign earnings that are not considered to be permanently reinvested. We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of February 28, 2022. Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were remitted to us as dividends.

NOTE 10 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	February 28, 2022	May 31, 2021
Raw material and supplies	$561,257	$447,220
Finished goods	630,534	490,875
Total Inventory, Net of Reserves	$1,191,791	$938,095

NOTE 11 — BORROWINGS

On January 25, 2022, we closed an offering for $300 million aggregate principal amount of 2.95% Notes due 2032. The proceeds from the 2032 notes will be used to repay a portion of the outstanding borrowings under our revolving credit facility and for general corporate purposes. Interest on the Notes accrues from January 25, 2022 and will be payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2022, at a rate of 2.95% per year. The notes mature on January 15, 2032. The indenture governing this indebtedness includes cross-acceleration provisions. Under certain circumstances, where an event of default under our other instruments results in acceleration of the indebtedness under such instruments, holders of the indebtedness under the indenture are entitled to declare amounts outstanding immediately due and payable.

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

As previously announced, given macroeconomic uncertainty resulting from the Covid pandemic, we had suspended stock repurchases under the program, but in January 2021, our Board of Directors authorized the resumption of the stock repurchases. At the time of resuming the program, $469.7 million of shares of common stock remained available for repurchase. The Board of Directors also extended the stock repurchase program beyond its original May 31, 2021 expiration date until such time that the remaining $469.7 million of capital has been returned to our stockholders.

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

During the three months and nine months ended February 28, 2022, we repurchased 171,933 and 305,321 shares of our common stock at a cost of approximately $15.0 million and $27.5 million, or an average of $87.24 per share and $90.07 per share. During the three and nine months ended February 28, 2021, we repurchased 290,174 shares of our common stock at a cost of approximately $24.6 million, or an average of $84.87 per share. The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $392.3 million at February 28, 2022.

NOTE 13 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share for the three- and nine-month periods ended February 28, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands, except per share amounts)	2022	2021	2022	2021
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$33,019	$38,242	$292,476	$346,496
Less: Allocation of earnings and dividends to participating securities	(133)	(185)	(2,222)	(2,740)
Net income available to common shareholders - basic	32,886	38,057	290,254	343,756
Add: Undistributed earnings reallocated to unvested shareholders	-	-	-	9
Reverse: Allocation of earnings and dividends to participating securities	133	185	2,222	-
Net income available to common shareholders - diluted	$33,019	$38,242	$292,476	$343,765
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,943	128,447	128,013	128,455
Average diluted options and awards	1,759	1,502	1,609	597
Total shares for diluted earnings per share (1)	129,702	129,949	129,622	129,052
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.26	$0.30	$2.27	$2.68
Method used to calculate basic earnings per share	Two-class	Two-class	Two-class	Two-class
Diluted Earnings Per Share of Common Stock	$0.25	$0.29	$2.26	$2.66
Method used to calculate diluted earnings per share	Treasury	Treasury	Treasury	Two-class

(1) For the three and nine months ended February 28, 2022, no restricted shares were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. For the three and nine months ended February 28, 2021, restricted shares totaling 225,500 and 231,450 were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. In addition, stock appreciation rights (“SARs”) totaling 320,000 and 655,000 for the three and nine months ended February 28, 2022, and 360,000 for both the three and nine months ended February 28, 2021, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 14 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three and nine months ended February 28, 2022 and 2021:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	February 28,	February 28,	February 28,	February 28,
Pension Benefits	2022	2021	2022	2021
Service cost	$11,914	$11,130	$1,348	$1,406
Interest cost	3,842	3,806	1,282	1,122
Expected return on plan assets	(10,386)	(8,279)	(2,073)	(1,607)
Amortization of:
Prior service cost (credit)	1	2	(38)	(35)
Net actuarial losses recognized	4,225	7,501	114	526
Net Periodic Benefit Cost	$9,596	$14,160	$633	$1,412

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	February 28,	February 28,	February 28,	February 28,
Postretirement Benefits	2022	2021	2022	2021
Service cost	$-	$-	$432	$431
Interest cost	10	19	299	283
Amortization of:
Prior service (credit)	(40)	(42)	-	-
Net actuarial losses recognized	15	10	32	130
Net Periodic Benefit (Credit) Cost	$(15)	$(13)	$763	$844

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
(In thousands)	February 28,	February 28,	February 28,	February 28,
Pension Benefits	2022	2021	2022	2021
Service cost	$35,742	$33,390	$4,044	$4,218
Interest cost	11,526	11,418	3,846	3,366
Expected return on plan assets	(31,158)	(24,837)	(6,219)	(4,821)
Amortization of:
Prior service cost (credit)	3	6	(114)	(105)
Net actuarial losses recognized	12,675	22,503	342	1,578
Net Periodic Benefit Cost	$28,788	$42,480	$1,899	$4,236

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
(In thousands)	February 28,	February 28,	February 28,	February 28,
Postretirement Benefits	2022	2021	2022	2021
Service cost	$-	$-	$1,296	$1,293
Interest cost	30	57	897	849
Amortization of:
Prior service (credit)	(120)	(126)	-	-
Net actuarial losses recognized	45	30	96	390
Net Periodic Benefit (Credit) Cost	$(45)	$(39)	$2,289	$2,532

Due to strong asset returns for the year ending May 31, 2021, as well as contributions made during the year, net periodic pension and U.S. postretirement cost for fiscal 2022 is lower than our fiscal 2021 expense. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, and these fluctuations may have a material impact on our consolidated financial results in the future. We previously disclosed in our financial statements for the fiscal year ended May 31, 2021 that we expected to contribute approximately $1.0 million to our retirement plans in the U.S. and approximately $5.0 million to plans outside the U.S. during the current fiscal year and that we will evaluate whether to make additional contributions throughout fiscal 2022. As a result, we contributed $64.6 million, to the pension plans in the U.S. during the current quarter, which will result in total expected U.S. contributions of $65.6 million.

NOTE 15 — CONTINGENCIES AND ACCRUED LOSSES

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at February 28, 2022, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2022	2021	2022	2021
Beginning Balance	$12,886	$12,050	$13,175	$11,106
Deductions (1)	(5,186)	(4,745)	(16,868)	(18,327)
Provision charged to expense	4,628	5,473	16,021	19,999
Ending Balance	$12,328	$12,778	$12,328	$12,778

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

NOTE 16 – REVENUE

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings, roofing systems, sealants and adhesives. We disaggregate revenues from the sales of our products and services based upon geographical location by each of our reportable segments, which are aligned by similar economic factors, trends and customers, which best depict the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. See Note 17, “Segment Information,” to the Consolidated Financial Statements for further details regarding our disaggregated revenues, as well as a description of each of the unique revenue streams related to each of our four reportable segments.

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

We offer assurance type warranties on our products as well as separately sold warranty contracts. Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term. Warranty liabilities for our assurance type warranties are discussed further in Note 15, “Contingencies and Accrued Losses,” to the Consolidated Financial Statements.

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

Trade accounts receivable, net of allowances, and net contract assets consisted of the following:

(In thousands, except percentages)	February 28, 2022	November 30, 2021	$ Change	% Change
Trade accounts receivable, less allowances	$1,085,396	$1,173,494	$(88,098)	-7.5%

Contract assets	$47,638	$47,615	$23	0.0%
Contract liabilities - short-term	(37,157)	(36,279)	(878)	2.4%
Net Contract Assets	$10,481	$11,336	$(855)	-7.5%

(In thousands, except percentages)	February 28, 2022	May 31, 2021	$ Change	% Change
Trade accounts receivable, less allowances	$1,085,396	$1,280,806	$(195,410)	-15.3%

Contract assets	$47,638	$33,217	$14,421	43.4%
Contract liabilities - short-term	(37,157)	(33,112)	(4,045)	12.2%
Net Contract Assets	$10,481	$105	$10,376

The $0.9 million decrease in our net contract assets from November 30, 2021 to February 28, 2022 resulted primarily due to the timing and volume of construction jobs in progress at February 28, 2022 versus November 30, 2021. The change in performance is a function of relatively consistent weather during the first nine months of fiscal 2022. This enabled our teams to perform a consistent amount of work on existing jobs throughout the period, allowing our unbilled revenue to remain elevated. The $10.4 million increase in our net contract assets from May 31, 2021 to February 28, 2022 resulted primarily due to the timing and volume of construction jobs in progress at February 28, 2022 versus May 31, 2021.

We also record long-term deferred revenue, which amounted to $67.1 million, $67.2 million and $67.8 million as of February 28, 2022, November 30, 2021, and May 31, 2021, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our consolidated balance sheets.

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

The following tables summarize the activity for the allowance for credit losses for the three and nine months ended February 28, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2022	2021	2022	2021
Beginning Balance	$50,932	$53,542	$55,922	$55,847
Bad debt provision	571	3,800	2,645	4,968
Uncollectible accounts written off, net of recoveries	(2,436)	(5,661)	(7,335)	(11,008)
Translation adjustments	727	522	(1,438)	2,396
Ending Balance	$49,794	$52,203	$49,794	$52,203

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

Three Months Ended February 28, 2022	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$259,606	$167,623	$403,524	$154,516	$985,269
Foreign
Canada	39,479	17,220	29,432	1,378	87,509
Europe	114,226	54,057	46,695	24,121	239,099
Latin America	47,459	7,720	7,707	368	63,254
Asia Pacific	21,256	5,431	4,259	8,988	39,934
Other Foreign	-	18,814	-	-	18,814
Total Foreign	222,420	103,242	88,093	34,855	448,610
Total	$482,026	$270,865	$491,617	$189,371	$1,433,879

Three Months Ended February 28, 2021	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$195,193	$132,075	$381,712	$139,862	$848,842
Foreign
Canada	32,853	16,303	31,833	2,244	83,233
Europe	106,172	53,156	53,097	19,405	231,830
Latin America	39,555	6,681	7,593	409	54,238
Asia Pacific	19,020	5,640	3,507	7,241	35,408
Other Foreign	3,176	12,668	-	-	15,844
Total Foreign	200,776	94,448	96,030	29,299	420,553
Total	$395,969	$226,523	$477,742	$169,161	$1,269,395

Nine Months Ended February 28, 2022	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$974,201	$531,655	$1,267,373	$457,115	$3,230,344
Foreign
Canada	184,940	54,355	93,714	5,609	338,618
Europe	377,220	172,850	162,032	74,446	786,548
Latin America	144,366	20,958	22,935	1,407	189,666
Asia Pacific	59,811	17,579	13,169	26,473	117,032
Other Foreign	40	61,590	-	-	61,630
Total Foreign	766,377	327,332	291,850	107,935	1,493,494
Total	$1,740,578	$858,987	$1,559,223	$565,050	$4,723,838

Nine Months Ended February 28, 2021	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$784,246	$436,617	$1,332,531	$413,571	$2,966,965
Foreign
Canada	137,181	51,613	110,201	6,373	305,368
Europe	344,478	180,681	184,161	58,044	767,364
Latin America	114,545	19,413	23,755	1,290	159,003
Asia Pacific	57,607	16,323	15,770	23,961	113,661
Other Foreign	9,122	40,498	-	-	49,620
Total Foreign	662,933	308,528	333,887	89,668	1,395,016
Total	$1,447,179	$745,145	$1,666,418	$503,239	$4,361,981

	Three Months Ended		Nine Months Ended
(In thousands)	February 28,	February 28,	February 28,	February 28,
Income (Loss) Before Income Taxes	2022	2021	2022	2021
CPG Segment	$31,498	$14,431	$276,223	$184,613
PCG Segment	24,917	12,158	97,849	64,719
Consumer Segment	16,893	42,724	95,912	263,813
SPG Segment	25,881	24,560	71,028	73,415
Corporate/Other	(58,692)	(38,013)	(155,890)	(122,375)
Consolidated	$40,497	$55,860	$385,122	$464,185

(In thousands)	February 28,	May 31,
Identifiable Assets	2022	2021
CPG Segment	$1,938,999	$1,815,303
PCG Segment	1,092,037	1,051,334
Consumer Segment	2,344,960	2,386,703
SPG Segment	823,342	772,540
Corporate/Other	131,264	227,089
Consolidated	$6,330,602	$6,252,969

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

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2022	2021	2022	2021
Net Sales
CPG Segment	$482,026	$395,969	$1,740,578	$1,447,179
PCG Segment	270,865	226,523	858,987	745,145
Consumer Segment	491,617	477,742	1,559,223	1,666,418
SPG Segment	189,371	169,161	565,050	503,239
Consolidated	$1,433,879	$1,269,395	$4,723,838	$4,361,981
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$31,498	$14,431	$276,223	$184,613
Interest (Expense), Net (b)	(1,735)	(2,074)	(5,254)	(6,325)
EBIT (c)	$33,233	$16,505	$281,477	$190,938
PCG Segment
Income Before Income Taxes (a)	$24,917	$12,158	$97,849	$64,719
Interest Income (Expense), Net (b)	76	75	407	53
EBIT (c)	$24,841	$12,083	$97,442	$64,666
Consumer Segment
Income Before Income Taxes (a)	$16,893	$42,724	$95,912	$263,813
Interest Income (Expense), Net (b)	62	(60)	211	(187)
EBIT (c)	$16,831	$42,784	$95,701	$264,000
SPG Segment
Income Before Income Taxes (a)	$25,881	$24,560	$71,028	$73,415
Interest (Expense), Net (b)	(18)	(64)	(82)	(219)
EBIT (c)	$25,899	$24,624	$71,110	$73,634
Corporate/Other
(Loss) Before Income Taxes (a)	$(58,692)	$(38,013)	$(155,890)	$(122,375)
Interest (Expense), Net (b)	(24,756)	(7,387)	(60,830)	(23,562)
EBIT (c)	$(33,936)	$(30,626)	$(95,060)	$(98,813)
Consolidated
Net Income	$33,249	$38,466	$293,160	$347,136
Add: Provision for Income Taxes	7,248	17,394	91,962	117,049
Income Before Income Taxes (a)	40,497	55,860	385,122	464,185
Interest (Expense)	(22,016)	(20,964)	(64,127)	(63,975)
Investment Income (Expense), Net	(4,355)	11,454	(1,421)	33,735
EBIT (c)	$66,868	$65,370	$450,670	$494,425

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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2022

Net Sales

	Three months ended
(in millions, except percentages)	February 28, 2022	February 28, 2021	Total Growth	Organic Growth(1)	Acquisition Growth	Foreign Currency Exchange Impact
CPG Segment	$482.0	$396.0	21.7%	23.2%	2.2%	-3.7%
PCG Segment	270.9	226.5	19.6%	17.8%	3.4%	-1.6%
Consumer Segment	491.6	477.7	2.9%	3.6%	0.0%	-0.7%
SPG Segment	189.4	169.2	11.9%	11.9%	0.8%	-0.8%
Consolidated	$1,433.9	$1,269.4	13.0%	13.4%	1.4%	-1.8%
(1) Organic growth includes the impact of price and volume.

Our CPG segment experienced significant organic growth during the third quarter of fiscal 2022 in nearly all business units in the segment when compared to the same quarter in the prior year. The increase is primarily driven by strong demand in North America for its construction and maintenance products, including insulated concrete forms, roofing systems, concrete admixtures and repair products, and commercial sealants. Performance in most international markets also generated strong top-line growth.

Our PCG segment experienced significant sales growth during the third quarter of fiscal 2022 in nearly all the major business units in the segment when compared to the same quarter in the prior year, particularly businesses that provide polymer flooring systems, corrosion control coatings and raised flooring systems. Driving the strong top-line were increased industrial maintenance spending, recovery in energy markets and price increases.

Our Consumer segment experienced organic growth in comparison to the prior year, which benefitted from unprecedented demand worldwide for its “do-it-yourself” home improvement and cleaning products, as a result of the Covid pandemic. Current quarter sales continued to be impacted by raw material shortages and supply chain disruptions. Despite these disruptions, underlying demand for these products remains strong, which resulted in fiscal 2022 third quarter sales that were still above the pre-pandemic levels of the third quarter in fiscal 2020.

Our SPG segment experienced significant sales growth due to strong demand for nearly all its businesses, especially those serving the OEM and food additives markets. Additionally, the segment's disaster restoration equipment business rebounded after securing a supply of semiconductor chips and reconfiguring its products to accommodate them.

Gross Profit Margin Our consolidated gross profit margin of 34.8% of net sales for the third quarter of fiscal 2022 compares to a consolidated gross profit margin of 37.2% for the comparable period a year ago. The current quarter gross profit margin decrease of approximately 2.4%, or 240 basis points (“bps”), resulted primarily from lower absorption, inflationary pressures on raw materials versus the same period a year ago, higher freight costs, and production inefficiencies as a result of labor shortages due to the Omicron variant and supply chain disruptions. Partially offsetting these decreases were the impact of selling price increases and MAP to Growth savings.

Overall, we experienced inflation in raw materials, freight and wages during the third quarter of fiscal 2022. As indicated previously, several macroeconomic factors resulted in inflation, beginning in the fourth quarter of fiscal 2021. We expect that these increased costs will continue to be reflected in our results throughout the remainder of fiscal 2022 and into fiscal 2023. We plan to continue working to offset these increased costs with commensurate increases in selling prices. Furthermore, “force majeures” remain in effect from some of our material suppliers, which may impact our ability to timely meet customer demand in certain of our businesses and across certain product categories.

The macroeconomic factors identified above include, but are not limited to, the following: (i) strained supply chains as inventories have not fully recovered from Winter Storm Uri in February 2021; (ii) intermittent supplier plant shutdowns due to the Covid pandemic; (iii) significant worldwide demand during the Covid pandemic for key items such as packaging, solvents, and chemicals; (iv) availability of transportation and elevated costs to transport products, which has been exacerbated as a result of increased Covid infections and associated restrictions and (v) high global demand as markets reopen and economic stimulus drives growth.

SG&A Our consolidated SG&A expense during the period was $31.4 million higher versus the same period last year but decreased to 30.2% of net sales from 31.7% of net sales for the prior year quarter. Additional SG&A expense recognized by companies we recently acquired approximated $6.9 million during the third quarter of fiscal 2022.

Our CPG segment SG&A was approximately $15.5 million higher for the third quarter of fiscal 2022 versus the comparable prior year period but decreased as a percentage of net sales. The increase in expense was mainly due to higher variable costs as a result of higher sales volumes, continued investment in growth initiatives, restoration of travel expenses, and higher incentive compensation accruals directly related to performance. Additionally, companies recently acquired generated approximately $4.1 million of additional SG&A expense.

Our PCG segment SG&A was approximately $10.9 million higher for the third quarter of fiscal 2022 versus the comparable prior year period but decreased as a percentage of net sales. The increase in expense as compared to the prior year period is mainly due to increased variable expenses as a result of higher sales volumes, higher distribution costs, as well as restoration of travel expenses. Additionally, companies recently acquired generated approximately $2.3 million of additional SG&A expense.

Our Consumer segment SG&A decreased by approximately $5.7 million during the third quarter of fiscal 2022 versus the same period last year, and decreased as a percentage of net sales. The quarter-over-quarter decrease in SG&A was attributable to decreases in advertising and promotional expense, as well as reduced incentives when compared to the prior year quarter. These decreases were partially offset by merit increases and the restoration of travel expenses.

Our SPG segment SG&A was approximately $3.6 million higher during the third quarter of fiscal 2022 versus the comparable prior year period but decreased as a percentage of net sales. The increase in SG&A expense is attributable to investments in growth initiatives and restoring travel spending curtailed in the prior year. Additionally, companies recently acquired generated approximately $0.5 million of additional SG&A expense.

SG&A expenses in our corporate/other category increased by $7.1 million during the third quarter of fiscal 2022 as compared to last year’s third quarter mainly due to higher hospitalization, insurance and consulting expenses.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the three months ended February 28, 2022 and 2021, as the service cost component has a significant impact on our SG&A expense:

	Three months ended
(in millions)	February 28, 2022	February 28, 2021	Change
Service cost	$13.7	$13.0	$0.7
Interest cost	5.4	5.2	0.2
Expected return on plan assets	(12.4)	(9.9)	(2.5)
Amortization of:
Prior service (credit)	(0.1)	(0.1)	-
Net actuarial losses recognized	4.4	8.2	(3.8)
Total Net Periodic Pension & Postretirement Benefit Costs	$11.0	$16.4	$(5.4)

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

	Three months ended
(in millions)	February 28, 2022	February 28, 2021
Severance and benefit costs	$0.1	$0.6
Facility closure and other related costs	1.0	2.6
Other restructuring (credits)	-	(0.1)
Total Restructuring Costs	$1.1	$3.1

These charges are associated with closures of certain facilities as well as the elimination of duplicative headcount and infrastructure associated with certain of our businesses and are the result of our MAP to Growth, which focuses upon strategic shifts in operations across our entire business.

Our current expectation of future additional restructuring costs is summarized in the table below.

(in millions)	As of February 28, 2022
Severance and benefit costs	$1.2
Facility closure and other related costs	1.5
Other restructuring costs	-
Future Expected Restructuring Costs	$2.7

We previously expected these charges to be incurred by the end of calendar year 2020, upon which we expected to achieve an annualized pretax savings of approximately $290 million per year. However, the disruption caused by the outbreak of the Covid pandemic delayed the finalization of our MAP to Growth past the original target completion date of December 31, 2020. We utilized the remainder of fiscal 2021 to drive toward achieving the goals originally set forth in our MAP to Growth. On May 31, 2021, we formally concluded our MAP to Growth. However, certain projects identified prior to May 31, 2021 are not yet complete. Accordingly, we expect to incur restructuring expense throughout fiscal 2022, as projects related to our MAP to Growth are executed and completed.

See Note 3, “Restructuring,” to the Consolidated Financial Statements, for further details surrounding our MAP to Growth.

Interest Expense

	Three months ended
(in millions, except percentages)	February 28, 2022	February 28, 2021
Interest expense	$22.0	$21.0
Average interest rate (a)	3.20%	3.32%

(a) The interest rate decrease was a result of lower market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$0.6
Non-acquisition-related average borrowings	0.4
Total Change in Interest Expense	$1.0

Investment (Income) Expense, Net

See Note 6, “Investment (Income) Expense, Net,” to the Consolidated Financial Statements for details.

(Gain) on Sales of Assets, Net

See Note 7, “(Gain) on Sales of Assets, Net,” to the Consolidated Financial Statements for details.

Other (Income) Expense, Net

See Note 8, “Other (Income) Expense, Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Three months ended
(in millions, except percentages)	February 28, 2022	% of net sales	February 28, 2021	% of net sales
CPG Segment	$31.5	6.5%	$14.4	3.6%
PCG Segment	24.9	9.2%	12.2	5.4%
Consumer Segment	16.9	3.4%	42.7	8.9%
SPG Segment	25.9	13.7%	24.6	14.5%
Non-Op Segment	(58.7)	—	(38.0)	—
Consolidated	$40.5		$55.9

Our CPG segment results reflect market share gains, operational improvements, proactive cost controls, and selling price increases, which more than offset production inefficiencies due to supply chain disruptions and material cost inflation. Our PCG segment results reflect improved pricing, incremental savings from operating improvement initiatives and recent acquisitions. Our Consumer segment results reflect inflation in materials, freight and labor, as well as the unfavorable impact of supply shortages on productivity. Our SPG segment results reflect higher sales and operational improvements, partially offset by raw material inflation, inefficiencies due to supply chain disruption, and investments in future growth initiatives. Our Non-Op segment results reflect the unfavorable swing in investment income.

Income Tax Rate The effective income tax rate of 17.9% for the three months ended February 28, 2022 compares to the effective income tax rate of 31.1% for the three months ended February 28, 2021. The effective income tax rates for the presented periods reflect variances from the 21% statutory rate due primarily to the impact of state and local income taxes, non-deductible business expenses and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, and the impact of tax benefits related to equity compensation. Additionally, the effective income tax rate for the three month period ended February 28, 2022 reflects net favorable period-over-period changes in foreign tax credit valuation allowances. Further, the effective tax rate for the three-month period ended February 28, 2021, includes a $5.3 million discrete charge for an increase to the deferred tax liability for withholding taxes on additional foreign earnings that were no longer considered to be permanently reinvested.

Net Income

	Three months ended
(in millions, except percentages and per share amounts)	February 28, 2022	% of net sales	February 28, 2021	% of net sales
Net income	$33.2	2.3%	$38.5	3.0%
Net income attributable to RPM International Inc. stockholders	33.0	2.3%	38.2	3.0%
Diluted earnings per share	0.25		0.29

Nine Months Ended February 28, 2022

Net Sales

	Nine Months Ended
(in millions, except percentages)	February 28, 2022	February 28, 2021	Total Growth	Organic Growth(1)	Acquisition Growth	Foreign Currency Exchange Impact
CPG Segment	$1,740.6	$1,447.2	20.3%	19.0%	1.4%	-0.1%
PCG Segment	859.0	745.2	15.3%	11.0%	3.6%	0.7%
Consumer Segment	1,559.2	1,666.4	-6.4%	-7.9%	1.3%	0.2%
SPG Segment	565.0	503.2	12.3%	11.4%	0.6%	0.3%
Consolidated	$4,723.8	$4,362.0	8.3%	6.5%	1.6%	0.2%
(1) Organic growth includes the impact of price and volume.

Our CPG segment experienced significant organic growth during the first nine months of fiscal 2022 in nearly all business units in the segment when compared to the same period in the prior year. Business units performing particularly well during the period were providers of commercial roofing systems, concrete admixtures and repair products, and our insulated concrete forms business. Additionally, European operations generated strong sales growth, due in part to an easier comparison to the prior year period, when shelter-in-place requirements were most severe.

Our PCG segment experienced sales growth during the first nine months of fiscal 2022 in nearly all the major business units in the segment when compared to the same period in the prior year. This growth was partially aided by the prior year comparison, where there was a significant number of deferrals of flooring and coating projects as a result of restrictions associated with Covid, which impacted the ability of contractors to gain access to the facilities of our end customers. Sales growth was also facilitated by price increases and more favorable product mix.

Our Consumer segment experienced significant organic declines in comparison to the prior year, which benefitted from unprecedented demand worldwide for its “do-it-yourself” home improvement and cleaning products, as a result of the Covid pandemic. Current period sales were also impacted by the lack of availability of raw materials, due to supply chain disruptions. Despite these disruptions, underlying demand for these products remains strong, which resulted in fiscal 2022 first nine-month sales that were still above the pre-pandemic levels in the comparable period of fiscal 2020.

Our SPG segment experienced strong demand for our businesses serving the marine, powder coatings and wood stains & sealers markets. Additionally, our new business development efforts have accelerated as a result of a number of recent management changes. The sales growth in this segment was slowed by disruptions in the disaster restoration equipment business, which struggled to meet customer demand due to the global semiconductor chip shortage.

Gross Profit Margin Our consolidated gross profit margin of 35.9% of net sales for the first nine months of fiscal 2022 compares to a consolidated gross profit margin of 39.2% for the comparable period a year ago. The current period gross profit margin decrease of approximately 3.3%, or 330 bps, resulted primarily from inflationary pressures on raw materials, freight and labor versus the same period a year ago, and production inefficiencies as a result of supply chain disruption and availability of raw materials. Partially offsetting these decreases were the impact of selling price increases and MAP to Growth savings.

Overall, raw material costs were inflationary during the first nine months of fiscal 2022. As indicated previously, several macroeconomic factors resulted in inflation, beginning in the fourth quarter of fiscal 2021. We expect that these increased costs will continue to be reflected in our results throughout the remainder of fiscal 2022 and into fiscal 2023. We plan to continue working to offset these increased costs with commensurate increases in selling prices. Furthermore, “force majeures” remain in effect from some of our material suppliers, which may impact our ability to timely meet customer demand in certain of our businesses and across certain product categories.

SG&A Our consolidated SG&A expense during the period was $92.7 million higher versus the same period last year but decreased slightly to 27.3% of net sales from 27.4% of net sales for the prior year period. Additional SG&A expense recognized by companies we recently acquired approximated $19.8 million during the first nine months of fiscal 2022.

Our CPG segment SG&A was approximately $55.2 million higher for the first nine months of fiscal 2022 versus the comparable prior year period but decreased as a percentage of net sales. The increase was mainly due to higher variable expense as a result of higher sales volumes, continued investment in growth and operating improvement initiatives, and restoring travel spending and salaries which were reduced in the prior year in response to the impact of the Covid pandemic. Additionally, companies recently acquired generated approximately $7.1 million of additional SG&A expense.

Our PCG segment SG&A was approximately $26.0 million higher for the first nine months of fiscal 2022 versus the comparable prior year period but decreased as a percentage of net sales. The period over period increase is mainly due to increases in commissions resulting from higher sales volume, restored travel expenses, and higher distribution costs. Additionally, companies recently acquired generated approximately $7.6 million of additional SG&A expense.

Our Consumer segment SG&A decreased by approximately $11.0 million during the first nine months of fiscal 2022 versus the same period last year, but increased as a percentage of net sales. The period over period decrease in SG&A was attributable to lower advertising and promotional costs and reduced incentives. Partially offsetting these decreases was approximately $4.3 million of additional SG&A expense generated from the company recently acquired.

Our SPG segment SG&A was approximately $13.6 million higher during the first nine months of fiscal 2022 versus the comparable prior year period but decreased slightly as a percentage of net sales. The increase in SG&A expense is attributable to investments in growth initiatives, merit increases, as well as a charge recorded during the second quarter of fiscal 2022 related to the legal matter described above in Note 15, "Contingencies and Accrued Losses," to the Consolidated Financial Statements. Additionally, companies recently acquired generated approximately $0.8 million of additional SG&A expense.

SG&A expenses in our corporate/other category increased by $8.9 million during the first nine months of fiscal 2022 as compared to last year’s first nine months mainly due to higher hospitalization, insurance, legal and consulting expenses.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the nine months ended February 28, 2022 and 2021, as the service cost component has a significant impact on our SG&A expense:

	Nine Months Ended
(in millions)	February 28, 2022	February 28, 2021	Change
Service cost	$41.1	$38.9	$2.2
Interest cost	16.3	15.7	0.6
Expected return on plan assets	(37.4)	(29.7)	(7.7)
Amortization of:
Prior service (credit)	(0.2)	(0.2)	-
Net actuarial losses recognized	13.1	24.5	(11.4)
Total Net Periodic Pension & Postretirement Benefit Costs	$32.9	$49.2	$(16.3)

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

	Nine Months Ended
(in millions)	February 28, 2022	February 28, 2021
Severance and benefit costs	$1.6	$5.2
Facility closure and other related costs	3.5	6.4
Other restructuring costs	-	0.7
Total Restructuring Costs	$5.1	$12.3

For further information and detail about our MAP to Growth, see "Restructuring Charges" in Results of Operations - Three Months Ended February 28, 2022, and Note 3, "Restructuring" to the Consolidated Financial Statements.

Interest Expense

	Nine Months Ended
(in millions, except percentages)	February 28, 2022	February 28, 2021
Interest expense	$64.1	$64.0
Average interest rate (a)	3.14%	3.34%

(a) The interest rate decrease was a result of lower market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$1.7
Non-acquisition-related average borrowings	(0.2)
Change in average interest rate	(1.4)
Total Change in Interest Expense	$0.1

Investment (Income) Expense, Net

See Note 6, “Investment (Income) Expense, Net,” to the Consolidated Financial Statements for details.

(Gain) on Sales of Assets, Net

See Note 7, “(Gain) on Sales of Assets, Net,” to the Consolidated Financial Statements for details.

Other (Income) Expense, Net

See Note 8, “Other (Income) Expense, Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Nine Months Ended
(in millions, except percentages)	February 28, 2022	% of net sales	February 28, 2021	% of net sales
CPG Segment	$276.2	15.9%	$184.6	12.8%
PCG Segment	97.8	11.4%	64.7	8.7%
Consumer Segment	95.9	6.2%	263.8	15.8%
SPG Segment	71.0	12.6%	73.4	14.6%
Non-Op Segment	(155.8)	—	(122.3)	—
Consolidated	$385.1		$464.2

Our CPG segment results reflect market share gains, operational improvements, proactive cost controls, selling price increases and the $41.9 million gain on the sale of certain real property assets for the Toronto, Ontario location, which more than offset production inefficiencies due to supply chain disruptions and material cost inflation. Our PCG segment results reflect improved pricing, incremental savings from operating improvement initiatives and recent acquisitions. Our Consumer segment results reflect the decrease in sales, inflation in materials, freight and labor, as well as the unfavorable impact of supply shortages on productivity. Our SPG segment results reflect raw material inflation, inefficiencies due to supply chain disruption and investments in future growth initiatives, somewhat offset by higher sales volume and incremental operating improvement program savings. Our Non-Op segment results reflect the unfavorable swing in investment income.

Income Tax Rate The effective income tax rate of 23.9% for the nine months ended February 28, 2022 compares to the effective income tax rate of 25.2% for the nine months ended February 28, 2021. The effective income tax rates for the nine-month periods ended February 28, 2022 and 2021 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. Additionally, the nine month period ended February 28, 2022 reflects net favorable period-over-period changes in foreign tax credit valuation allowances. The nine month period ended February 28, 2021 includes, as noted above, a charge related to an increase in the deferred tax liability for withholding taxes on foreign earnings not considered permanently reinvested.

Net Income

	Nine Months Ended
(in millions, except percentages and per share amounts)	February 28, 2022	% of net sales	February 28, 2021	% of net sales
Net income	$293.2	6.2%	$347.1	8.0%
Net income attributable to RPM International Inc. stockholders	292.5	6.2%	346.5	7.9%
Diluted earnings per share	2.26		2.66

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2022 Compared with Fiscal 2021

Operating Activities

Approximately $156.0 million of cash was provided by operating activities during the first nine months of fiscal 2022, compared with $651.9 million of cash provided by operating activities during the same period last year. The net change in cash from operations includes the change in net income, which decreased by $54.0 million during the first nine months of fiscal 2022 versus the same period during fiscal 2021. Cash provided from operations, along with the use of available credit lines, as required, remain our primary sources of liquidity.

During the first nine months of fiscal 2022, the change in inventory used approximately $215.8 million more cash compared to our spending during the same period a year ago, which resulted primarily from the response to supply chain constraints. Days of inventory outstanding (“DIO”) was approximately 114.7 and 103.1 days at February 28, 2022 and 2021, respectively. The increase in DIO was driven mainly by material price inflation and build-up of raw material inventory in order to mitigate supply chain disruptions.

The change in accounts payable during the first nine months of fiscal 2022 used approximately $41.7 million more cash than during the first nine months of fiscal 2021 due principally to the timing of purchases, which were restrained at the end of fiscal 2020 due to the sharp business downturn caused by pandemic lockdown restrictions. Days payables outstanding (“DPO”) decreased by approximately 3.5 days to 95.6 days at February 28, 2022 from 99.1 days at February 28, 2021.

The change in accrued compensation and benefits during the first nine months of fiscal 2022 used approximately $46.3 million more cash than during the first nine months of fiscal 2021 due to higher incentive compensation earned during fiscal 2021 (which was paid out in the first quarter of fiscal 2022) as compared to fiscal 2020 (which was paid out in the first quarter of fiscal 2021). The change in other accrued liabilities during the first nine months of fiscal 2022 used approximately $61.2 million more cash than during the first nine months of fiscal 2021 due to changes in pension, advertising, and customer rebate accruals and most notably due to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act deferral that was paid out during the period. Certain government entities located where we have operations have enacted various pieces of legislation designed to help businesses weather the economic impact of Covid and ultimately preserve jobs. Some of this legislation, such as the CARES Act in the United States, enables employers to defer the payment of various types of taxes over varying time horizons. As of May 31, 2021, we had a remaining deferral of $27.1 million of such government payments that would have normally been paid during fiscal 2020 and fiscal 2021, but which will be paid in future periods. During the first nine months of fiscal 2022, we did not defer any additional government payments that would have normally been paid during the first nine months of fiscal 2022. During the first nine months of fiscal 2021, we deferred $12.1 million of such government payments that would have normally been paid during the first nine months of fiscal 2021. During the third quarter of fiscal 2022, we paid approximately $13.5 million, which reduced the deferred government payments balance to $13.6 million at February 28, 2022. We expect to pay off the remaining balance during the third quarter of fiscal 2023.

Investing Activities

For the first nine months of fiscal 2022, cash used for investing activities increased by $3.8 million to $221.7 million as compared to $217.9 million in the prior year period. This year-over-year increase in cash used for investing activities was mainly driven by the sales of assets, whose proceeds provided $51.9 million in the current year, which was almost completely offset by the increase in capital expenditures.

We paid for capital expenditures of $152.4 million and $103.2 million during the first nine months of fiscal 2022 and fiscal 2021, respectively. Our capital expenditures accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We have increased capital spending in fiscal 2022, to expand capacity to respond to brisk product demand and to continue our growth initiatives.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At February 28, 2022 and May 31, 2021, the fair value of our investments in available-for-sale debt securities and marketable equity securities, which includes captive insurance-related assets, totaled $163.9 million and $168.8 million, respectively. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs.

As of February 28, 2022, approximately $175.5 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $221.1 million at May 31, 2021. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note 9, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For the first nine months of fiscal 2022, financing activities provided $27.9 million cash, which compares to cash used for financing activities of $439.7 million during the first nine months of fiscal 2021. The overall decrease in cash used for financing activities was driven principally by debt-related activities. During the first nine months of fiscal 2022, we used approximately $177.0 million less cash to paydown existing debt and provided approximately $301.0 million more cash from additions to short and long-term debt, as a result of the issuance of our 2.95% Notes due 2032. See below for further details on the significant components of our debt.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.46 billion as of both February 28, 2022 and May 31, 2021.

2.95% Notes due 2032

On January 25, 2022, we closed an offering for $300 million aggregate principal amount of 2.95% Notes due 2032. The proceeds from the 2032 notes were used to repay a portion of the outstanding borrowings under our revolving credit facility and for general corporate purposes. Interest on the Notes accrues from January 25, 2022 and will be payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2022, at a rate of 2.95% per year. The notes mature on January 15, 2032. The indenture governing this indebtedness includes cross-acceleration provisions. Under certain circumstances, where an event of default under our other instruments results in acceleration of the indebtedness under such instruments, holders of the indebtedness under the indenture are entitled to declare amounts outstanding immediately due and payable.

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

The Revolving Credit Facility requires us to comply with various customary affirmative and negative covenants, including a leverage covenant (i.e., Net Leverage Ratio) and interest coverage ratio, which are calculated in accordance with the terms as defined by the Revolving Credit Facility. Under the terms of the leverage covenant, we may not permit our leverage ratio for total indebtedness to consolidated EBITDA for the four most recent fiscal quarters to exceed 3.75 to 1.00. During certain periods and per the terms of the Revolving Credit Facility, this ratio may be increased to 4.25 to 1.00 in connection with certain “material acquisitions.” The minimum required consolidated interest coverage ratio for EBITDA to interest expense is 3.50 to 1.00. The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended using EBITDA as defined in the Revolving Credit Facility.

As of February 28, 2022, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the Net Leverage Ratio and Interest Coverage Ratio covenants. At that date, our Net Leverage Ratio was 2.78 to 1.00, while our Interest Coverage Ratio was 10.64 to 1.00. As of February 28, 2022, we had $1.06 billion of borrowing availability on our Revolving Credit Facility.

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

Accounts Receivable Securitization Program

As of February 28, 2022, we did not have an outstanding balance under our AR Program, which compares with the maximum availability of $215.0 million on that date. The maximum availability under the AR Program is $250.0 million, but availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Program.

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

The New Credit Facility contains customary covenants, including but not limited to, limitations on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, make certain investments, or sell or transfer assets. Additionally, we may not permit (i) our consolidated interest coverage ratio to be less than 3.50 to 1.00, or (ii) our leverage ratio (defined as the ratio of total indebtedness, less unencumbered cash and cash equivalents in excess of $50 million, to consolidated EBITDA for the four most recent fiscal quarters) to exceed 3.75 to 1.00. Upon notification to the lenders, however, the maximum permitted leverage ratio can be relaxed to 4.25 to 1.00 for a one-year period in connection with certain material acquisitions. In addition, the agreement was amended on April 30, 2020 to allow the maximum permitted Net Leverage Ratio to be increased to 4.25 to 1.00 during certain periods (refer to the “Revolving Credit Agreement” section above). The covenants contained in the New Credit Facility are substantially similar to those contained in our Revolving Credit Facility. See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at February 28, 2022.

Refer to Note G, "Borrowings," to the Consolidated Financial Statements, in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 for more comprehensive details on the significant components of our debt.

Stock Repurchase Program

See Note 12, “Stock Repurchase Program” to the Consolidated Financial Statements, for further detail surrounding our stock repurchase program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2021. However, refer to the "Gross Profit Margin" paragraphs in the "RESULTS OF OPERATIONS" for the "Three Months Ended February 28, 2022" and "Nine Months Ended February 28, 2022" sections above, for additional details on recent inflationary cost pressure and supply chain disruption at some of our businesses across certain product categories.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2022 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about repurchases of RPM International Inc. common stock made by us during the third quarter of fiscal 2022:

				Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
December 1, 2021 through December 31, 2021	1,137	$92.67	-
January 1, 2022 through January 31, 2022	29,214	$88.96	20,000
February 1, 2022 through February 28, 2022	151,933	$87.16	151,933
Total - Third Quarter	182,284	$87.48	171,933

(1) All of the 10,351 shares of common stock that were disposed of back to us during the three month period ended February 28, 2022 were in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.'s equity and incentive plans.

(2) The maximum dollar amount that may yet be repurchased under our program was approximately $392.3 million at February 28, 2022. Refer to Note 12 “Stock Repurchase Program” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1

Officers’ Certificate and Authentication Order dated January 25, 2022 for the 2.950% Notes due 2032 (which includes the form of Note) issued pursuant to the Indenture dated as of April 8, 2014, between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, which is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2022 (File No. 1-14187).

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2022, has been formatted in Inline XBRL

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

Dated: April 6, 2022