Form 10-K
period 2022-05-31
RPM INTERNATIONAL INC/DE/
filed 2022-07-25
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-14187

RPM INTERNATIONAL INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	02-0642224
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
2628 Pearl Road, Medina, Ohio	44256
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(330) 273-5090

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	RPM	New York Stock Exchange

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Stock as reported on the New York Stock Exchange on November 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $11,657,847,798. For purposes of this information, the 1,624,945 outstanding shares of Common Stock which were owned beneficially as of November 30, 2021 by executive officers and Directors of the Registrant were deemed to be the shares of Common Stock held by affiliates.

As of July 21, 2022, 129,008,765 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 6, 2022 (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2022.

PART I

Item 1. Business.

THE COMPANY

RPM International Inc., a Delaware corporation, succeeded to the reporting obligations of RPM, Inc., an Ohio corporation, following a 2002 reincorporation transaction. RPM, Inc. was originally incorporated in 1947 under the name Republic Powdered Metals, Inc. and changed its name to RPM, Inc. in 1971.

As used herein, the terms “RPM,” the “Company,” “we,” “our” and “us” refer to RPM International Inc. and all our consolidated subsidiaries, unless the context indicates otherwise. Our principal executive offices are located at 2628 Pearl Road, Medina, Ohio 44256, and our telephone number is (330) 273-5090.

BUSINESS

Our subsidiaries manufacture, market and sell various specialty chemical product lines, including high-quality specialty paints, infrastructure rehab and repair products, protective coatings, roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of the industrial, specialty and consumer markets. Our family of products includes those marketed under brand names such as API, Carboline, CAVE, DAP, Day-Glo, Dri-Eaz, Dryvit, Ekspan, Euclid, EUCO, Fibergrate, Fibregrid, Fibrecrete, Flecto, Flowcrete, Gator, Grupo PV, Hummervoll, illbruck, Kemtile, Key Resin, Nudura, Mohawk, Prime Resins, Rust-Oleum, Specialty Polymer Coatings, Stonhard, Strathmore, TCI, Toxement, Tremco, Tuf-Strand, Universal Sealants, Viapol, Watco and Zinsser. As of May 31, 2022, our subsidiaries marketed products in approximately 162 countries and territories and operated manufacturing facilities in approximately 117 locations in Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, South Africa, South Korea, Spain, Turkey, the United Arab Emirates, the United Kingdom, and the United States. Approximately 31% of our sales are generated in international markets through a combination of exports to and direct sales in foreign countries. For the fiscal year ended May 31, 2022, we recorded net sales of $6.7 billion.

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

Name of Reportable Segment	Percentage of Consolidated Net Sales	Description of Product Lines/Businesses
CPG	Approximately 37%

Construction sealants and adhesives, coatings and chemicals, roofing systems, concrete admixture and repair products, building envelope solutions, insulated cladding, flooring systems, and weatherproofing solutions

PCG	Approximately 18%	High-performance flooring solutions, corrosion control and fireproofing coatings, infrastructure repair systems, fiberglass reinforced plastic gratings and drainage systems
Consumer	Approximately 33%	Rust-preventative, special purpose, and decorative paints, caulks, sealants, primers, cement cleaners, floor sealers and woodcare coatings and other branded consumer products
SPG	Approximately 12%

Industrial cleaners, restoration services equipment, colorants, nail enamels, exterior finishes, edible coatings and specialty glazes for pharmaceutical and food industries, and other specialty original equipment manufacturer (“OEM”) coatings

See Note S, “Segment Information,” to the Consolidated Financial Statements, for financial information relating to our four reportable segments and financial information by geographic area.

CPG Segment

Our CPG segment products and services are sold throughout North America and account for the majority of our international sales. Our construction product lines and services are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Our CPG segment generated $2.5 billion in net sales for the fiscal year ended May 31, 2022 and includes the following major product lines and brand names:

•
waterproofing, coatings and traditional roofing systems used in building protection, maintenance and weatherproofing applications marketed under our Tremco, AlphaGuard, AlphaGrade, BURmastic, OneSeal, POWERply, THERMastic, TremPly, TremLock, Vulkem and TREMproof brand names;
•
in collaboration with companies from the PCG and SPG reportable segments respectively, Fibergrate and Legend Brands, retrofit structural panels, fiberglass reinforced plastic (“FRP”) and metal TermSafe rooftop safety systems, and RoofTec cleaning and RoofTec drying services;
•
sealants, air barriers, tapes and foams that seal and insulate joints in various construction assemblies and glazing assemblies marketed under our Tremco, Dymonic, ExoAir and Spectrem brand names;
•
new residential home weatherization systems marketed under our TUFF-N-DRI, Watchdog Waterproofing and Enviro-Dri brand names;
•
specialized roofing and building maintenance and related services performed by our Weatherproofing Technologies Incorporated (WTI) subsidiary include: turnkey general contracting projects, general roofing repairs, roof restorations, building asset management programs, diagnostic services, indoor air quality audits, HVAC restorations, job-site inspections, TremCare maintenance programs, customized warranty solutions and offerings;
•
sealing and bonding solutions for windows and doors, facades, interiors and exteriors under our illbruck TremGlaze brand name;
•
subfloor preparation, flooring, waterproofing, in-plant glazing solutions and structural glazing under our Tremco brand name;
•
high-performance resin flooring systems, polyurethane & MMA waterproof coatings, epoxy floor paint and coatings, concrete repair and protection products and decorative concrete for industrial and commercial applications sold under our Flowcrete and Key Resins brand names;
•
rolled asphalt roofing materials, waterproofing products, and chemical admixtures marketed under our Viapol, Vandex and Betumat brand names;
•
concrete and masonry admixtures, concrete fibers, cement grinding aids, cement performance enhancers, curing and sealing compounds, structural grouts and mortars, epoxy adhesives, polyurethane foams, floor hardeners and toppings, joint fillers, industrial and architectural coatings, decorative color/stains/stamps, and a comprehensive selection of restoration materials marketed under the Euclid, CAVE, Conex, Toxement, Viapol, Dural, EUCO, Eucon, Fiberstrand, Increte Systems, Plastol, Sentinel, Speed Crete, Tuf-Strand, Prime Gel, Prime Bond, Prime Coat, Prime Guard, Prime Rez, Prime Flex and Tremco PUMA Expansion Joint System brand names;
•
solutions for fire stopping and intumescent coatings for steel structures under our Firetherm brand now all transitioned to Nullifire and TREMStop brand names;
•
adhesive & sealant solutions for the manufacturing industries under our Pactan brand name;
•
highly insulated building cladding materials (exterior insulating and finishing systems, “EIFS”) principally marketed in the U.S., Canada, U.K. and Poland under the Dryvit and NewBrick brand names;
•
insulated concrete form (“ICF”) wall systems and engineered buck framing systems marketed and sold under the Nudura and PreBuck brand names; and
•
foam joint sealants for commercial construction manufactured and marketed under the Schul brand name.

PCG Segment

Our PCG segment products and services are sold throughout North America, as well as internationally, and are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Our PCG segment generated $1.2 billion in net sales for the fiscal year ended May 31, 2022 and includes the following major product lines and brand names:

•
high-performance polymer flooring products and services for industrial, institutional and commercial facilities, as well as offshore and marine structures and cruise, ferry and navy ships marketed under our Stonhard, Hummervoll, Kemtile, Liquid Elements, Expanko and API brand names;
•
high-performance, heavy-duty corrosion-control coatings, containment linings, railcar linings, fireproofing and soundproofing products and heat and cryogenic insulation products for a wide variety of industrial infrastructure and oil and gas-related applications marketed under our Carboline, Specialty Polymer Coatings, Nullifire, Charflame, Firefilm, A/D Fire, Strathmore, Thermo-Lag, Plasite, Perlifoc and Dudick brand names;
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

Consumer Segment

Our Consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly residential applications, including home improvement and personal leisure activities. Our Consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe, Australia and South America. Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, residential construction suppliers, paint stores, craft shops and to other customers through distributors. Our Consumer segment generated $2.2 billion in net sales in the fiscal year ended May 31, 2022 and is composed of the following major product lines and brand names:

•
a broad line of coating products to protect and decorate a wide variety of surfaces for the DIY and professional markets which are sold under several brand names, including Rust-Oleum, Stops Rust, American Accents, Painter’s Touch, Universal, SPS, Industrial Choice, Rust-Oleum Automotive, Sierra Performance, Hard Hat, TOR, Mathys, CombiColor, Noxyde, MultiSpec and Tremclad;
•
specialty products targeted to solve problems for the paint contractor and the DIYer for applications that include surface preparation, mold and mildew prevention, wallpaper removal and application, and waterproofing, sold under our Zinsser, B-I-N, Bulls Eye 1-2-3, Cover Stain, DIF, FastPrime, Sealcoat, Gardz, Perma-White, Shieldz, Watertite and Okon brand names;
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
•
an assortment of other products, including hobby paints and cements marketed under our Testors brand name; and
•
a complete line of caulks, sealants, adhesives, insulating foam, spackling, glazing, and other general patch and repair products for home construction, repair and remodeling marketed through a wide assortment of DAP branded products, including, but not limited to, ‘33’, ‘53’, ‘1012’, 4000, 7000, Alex, Alex Fast Dry, Alex Plus, Alex Ultra, Alex Flex, AMP,

Barrier Foam, Beats The Nail, Blend-Stick, Blockade, DAPtex, Draftstop, DryDex, Dynaflex 230, Dynaflex Ultra, Dynagrip, Eclipse, Elastopatch, Extreme Stretch, Fast ‘N Final, FastPatch, Fire Break, Kwik Seal, Kwik Seal Plus, Kwik Seal Ultra, Max Fill, Mono, Mouse Shield, No Warp, Patch-N-Paint, Plastic Wood, Platinum Patch, Power Point, RapidFuse, Seal ‘N Peel, SIDE Winder, Silicone Plus, Silicone Max, SMARTBOND, Storm Bond, TankBond, Touch’N Foam Pro, Touch’N Seal, Ultra Clear, and Weldwood.

SPG Segment

Our SPG segment products are sold throughout North America and internationally, primarily in Europe. Our SPG product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The SPG segment generated $0.8 billion in net sales for the fiscal year ended May 31, 2022 and includes the following major product lines and brand names:

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
•
pleasure marine coatings marketed under our Pettit, Woolsey, Z-Spar and Tuffcoat brand names;
•
wood coatings and touch-up products primarily for furniture and interior wood applications marketed under our FinishWorks, Mohawk, and Morrells brand names;
•
a variety of products for specialized applications, including powder coatings for exterior and interior applications marketed under our TCI brand name; and
•
nail enamel, polish and coating components for the personal care industry.

Foreign Operations

For the fiscal year ended May 31, 2022, our foreign operations accounted for approximately 30.8% of our total net sales, excluding any direct exports from the United States. Our direct exports from the United States were approximately 1.1% of our total net sales for the fiscal year ended May 31, 2022. In addition, we receive license fees and royalty income from numerous international license agreements, and we also have several joint ventures, which are accounted for under the equity method, operating in various foreign countries. We have manufacturing facilities in Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, South Africa, South Korea, Spain, Turkey, the United Arab Emirates and the United Kingdom. We also have sales offices or warehouse facilities in Costa Rica, the Czech Republic, the Dominican Republic, Estonia, Finland, Guatemala, Hong Kong, Indonesia, Ireland, Kuwait, Namibia, Panama, Peru, Puerto Rico, Qatar, Singapore, Slovakia, Sweden, Switzerland, Thailand and Vietnam. Information concerning our foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

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

Consumer Home Improvement Products. Within our Consumer reportable segment, we generally serve the home improvement market with products designed for niche architectural, rust-preventative, decorative and special purpose paint and caulking and sealing applications. The products we sell for home improvement include those sold under our Rust-Oleum, Varathane, Watco, Zinsser, DAP, and Touch’N Foam brand names. Leading manufacturers of home improvement-related coatings, adhesives and sealants market their products to DIY users and contractors through a wide range of distribution channels. These distribution channels include direct sales to home improvement centers, mass merchandisers, hardware and paint stores, and sales through distributors and sales representative organizations. Competitors in this market generally compete for market share by marketing and building upon brand recognition, providing customer service and developing new products based on customer needs.

Industrial Protective Coatings Products. Anti-corrosion protective coatings and fireproofing must withstand the destructive elements of nature and operating processes under harsh environments and conditions. Our protective industrial coating products are marketed primarily under our Carboline, Specialty Polymer Coatings, Plasite, Nullifire, Firefilm, Charflame, A/D Fire, Strathmore, Thermo-lag, Perlifoc and Epoplex brand names. Some of the larger consumers of high-performance protective and corrosion control coatings, fireproofing and intumescent steel coatings are the oil and gas, pulp and paper, petrochemical, shipbuilding, high-rise building construction, public utility and bridge and highway industries, water and wastewater treatment plants, and electronics manufacturing facilities. These markets are highly fragmented. We and our competitors compete for market share by supplying a wide variety of high-quality products and by offering customized solutions.

Roofing Systems Products

In the roofing industry, re-roofing applications have historically accounted for over three-quarters of U.S. demand, with the remainder generated by new roofing applications. Our primary roofing brand, Tremco, was founded in 1928 on the principle of “keeping good roofs good,” and then by extension ensuring “roofing peace of mind” for our customers. This remains true today and is what differentiates us versus our competitors’ primary strategy of run-to-failure, followed by a tear-off and replace. We define the market in two segments: restoration and re-roofing or new roofing. With the exception of asphalt shingles for new roofing, we market our systems and services for all of the most common roofing applications. Our roofing systems and services provide high performance and value. High performance ensures a long service life and ease of maintenance. High value ensures low total cost of ownership due to ease of installation, landfill avoidance, roof longevity, elimination of facility and occupant disruption, and utilization of highly sustainable materials and systems. Whether a project is a restoration, re-roof or new construction, our goal is always to help create a facility that is safe, dry, comfortable, and energy efficient for its occupants.

Construction Products

Flooring Systems Products. Polymer flooring systems are used in industrial, commercial and, to a lesser extent, residential applications to provide a smooth, seamless surface that is impervious to penetration by water and other substances while being easy to clean and maintain. These systems are particularly well-suited for clean environments such as pharmaceutical, food and beverage and healthcare facilities. In addition, the fast installation time and long-term durability of these systems and products make them ideal for industrial floor repair and restoration. Polymer flooring systems are based on epoxy, polyurethane and methylmethacrylate resins. Most of these flooring systems are applied during new construction, but there is also a significant repair and renovation market. Key performance attributes in polymer flooring systems that distinguish competitors for these applications include static control, chemical resistance, contamination control, durability and aesthetics. We market our flooring systems under the Stonhard, Flowcrete, Key Resin, Euclid, Expanko, Liquid Elements, Hummervoll, Kemtile, API and Dudick brand names.

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

Building Envelope Systems and Services. Tremco Construction Products Group represents the combined forces of Tremco CPG Inc.’s three operating divisions: Commercial Sealants & Waterproofing, including integrated building technologies, such as ICF under Nudura brand, Roofing & Building Maintenance, and Tremco Barrier Solutions; in addition to Dryvit Systems, Inc.; Willseal; Weatherproofing Technologies, Inc. and Weatherproofing Technologies Canada. Tremco CPG’s six-sided solutions deliver demonstrable performance at the lowest possible life-cycle cost, and stop leaks before they happen through ongoing maintenance programs. As the single source for new construction, renovation, and restoration, customers gain the peace of mind that comes with industry-leading warranties – all from one provider. True partnerships that extend beyond Tremco CPG are found within RPM groups, including PCG, Consumer and SPG to deliver long-term building performance.

Intellectual Property

Our intellectual property portfolios include valuable patents, trade secrets and know-how, domain names, trademarks, trade and brand names. In addition, through our subsidiaries, we continue to conduct significant research and technology development activities. Among our most significant intangibles are our Rust-Oleum®, Carboline®, DAP®, illbruck® and Tremco® trademarks.

Rust-Oleum Corporation and some of our other subsidiaries own more than 800 trademark registrations or applications in the United States and numerous other countries for the trademark “Rust-Oleum®” and other trademarks covering a variety of rust-preventative, decorative, general purpose, specialty, industrial and professional products sold by Rust-Oleum Corporation and related companies.

Carboline Company and some of our other subsidiaries own more than 410 trademark registrations or applications in the United States and numerous other countries covering the products sold by the Carboline Company and related companies, including two United States trademark registrations for the trademark “Carboline®”.

DAP Global, Inc. and other subsidiaries of the Company own more than 410 trademark registrations or applications in the United States and numerous other countries for the “DAP®” trademark, the “Putty Knife design” trademark and other trademarks covering products sold under the DAP brand and related brands.

Tremco CPG Inc. and some of our other subsidiaries own more than 90 registrations or applications for the trademark “Tremco®” in the United States and numerous countries covering a variety of roofing, sealants and coating products. There are also many other trademarks of Tremco CPG Inc. and some of our other subsidiaries that are the subject of registrations or applications in the United States and numerous other countries, bringing the total number of registrations and applications covering products sold under the Tremco brand and related brands to more than 1,000.

Our other principal product trademarks include: 2X Ultra Cover®, AlphaGuard®, Alumanation®, Betumat™, B-I-N®, Bitumastic®, Bulls Eye 1-2-3®, Chemgrate®, Dri-Eaz®, Dymonic®, EnerEDGE®, Enviro-Dri®, EUCO®, ExoAir®, Expanko®, Flecto™, Fibergrate®, Floquil™, Paraseal®, Permaroof®, Plasite®, Proglaze®, Sanitile®, Sealtite™, Solargard®, Spectrem®, Stonblend®, Stonclad®, Stonhard®, Stonlux®, Stonshield®, Testors®, TREMproof®, TUFF-N-DRI®, Varathane®, Viapol™, Vulkem®, Watchdog Waterproofing®, Woolsey®, Zinsser® and Z-Spar®; and, in Europe, API®, Perlifoc®, Hummervoll®, USL®, Nufins®, Pitchmastic PMB®, Visul®, Flowcrete®, Nullifire®, Radglo® and Martin Mathys™. Our trademark registrations are valid for a variety of different terms of up to 15 years, and may be renewable as long as the trademarks continue to be used and all other local conditions for renewal are met. Our trademark registrations are maintained and renewed on a regular basis as required.

Raw Materials

The cost and availability of raw materials, including packaging, materially impact our financial results. We obtain raw materials from a number of suppliers. Many of our raw materials are petroleum-based derivatives, minerals and metals. The cost of raw materials has in the past experienced, and likely will continue to experience, periods of volatility which could increase the cost of manufacturing our products. Under normal market conditions, these materials are generally available on the open market from a variety of producers; however, shortages have occurred and continue to be a possibility. Interruptions in the supply of raw materials could have a significant impact on our ability to produce products.

Throughout fiscal 2022, we experienced inflation in raw materials and freight. As indicated previously, several macroeconomic factors resulted in inflation, beginning in the fourth quarter of fiscal 2021. We expect that these increased costs will continue to be reflected in our results for fiscal 2023. We plan to continue working to offset these increased costs with commensurate increases in selling prices. Furthermore, “force majeures” remain in effect from some of our material suppliers, which may impact our ability to timely meet customer demand in certain of our businesses and across certain product categories.

The macroeconomic factors identified above include, but are not limited to, the following: (i) strained supply chains as inventories have not fully recovered from Winter Storm Uri in February 2021; (ii) intermittent supplier plant shutdowns due to the Covid pandemic; (iii) significant worldwide demand during the Covid pandemic for key items such as packaging, solvents, and chemicals; (iv) availability of transportation and elevated costs to transport products, which has been exacerbated as a result of increased Covid infections and associated restrictions; (vi) high global demand as markets reopen and economic stimulus drives growth; and (vii) the Russian invasion of Ukraine and subsequent boycott of materials and energy of Russian origin. Adequate supply of critical raw materials is managed by establishing contracts, procuring from multiple sources, and identifying alternative materials or technology; however, the unavailability of raw materials or increased prices of raw materials that we are unable to pass along to our customers could have a material adverse effect on our business, financial condition or results of operations.

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

Customers

Sales to our ten largest Consumer segment customers, such as DIY home centers, on a combined basis represented approximately 22%, 24%, and 23% of our total net sales for each of the fiscal years ended May 31, 2022, 2021 and 2020, respectively. Except for sales to these customers, our business is not dependent upon any one customer or small group of customers but is largely dispersed over a substantial number of customers.

Research and Development

Our research and development work is performed at various laboratory locations. During fiscal years 2022, 2021 and 2020, approximately $80.5 million, $77.6 million and $76.5 million, respectively, was charged to expense for research and development activities. In addition to this laboratory work, we view our field technical service as being integral to the success of our research activities. Our research and development activities and our field technical service costs are both included as part of our selling, general and administrative expenses.

Environmental Matters

We value and respect our place in the world as a steward of the built environment and aspire to make the world a better place for our customers, associates, shareholders and the communities in which we live and operate through compliance with the environmental laws and regulations as well as fostering our own internal initiatives related to the environment and our social impact. In 2022 we launched our Building a Better World program. This program focuses on three pillars: Our People, Our Products and Our Processes.

We also established our Building a Better World Committee (BaBW Committee), overseen by our Governance and Nominating Committee of our Board of Directors, which is responsible for the direction of our sustainability efforts. The BaBW Committee has three additional subcommittees, each focused on one of the pillars of the Building a Better World program and reporting up to the BaBW Committee. At the management level, day-to-day implementation of our environmental, social and governance (“ESG”) initiatives is led by our Vice President – Compliance and Sustainability, and Associate General Counsel, in coordination with our Director, Sustainability, a new position created in 2022.

We are subject to a broad range of laws and regulations dealing with environmental, health and safety issues for the various locations around the world in which we conduct our business. These laws and regulations include, but are not limited to, the following major areas:

•
the sale, export, generation, storage, handling, use and transportation of hazardous materials;
•
the emission and discharge of hazardous materials into the soil, water and air; and
•
the health and safety of our associates.

For information regarding environmental accruals, see Note Q, “Contingencies and Accrued Losses,” to the Consolidated Financial Statements. For more information concerning certain environmental matters affecting us, see “Item 3 — Legal Proceedings — Environmental Proceedings” in this Annual Report on Form 10-K.

Human Capital

We understand that our company is only as strong as the team behind it. With the consistent support and dedication of leadership at all levels, we foster a workplace that supports our associates as individuals and helps them thrive in their current positions and strive to accomplish their future aspirations. Our human capital management strategy includes sustainable best practices in professional development, benefits, health and safety, and community involvement in an effort to continue to hire the best associates and retain them throughout the course of their careers.

Talent Development

It is critical to our long-term success to develop our internal talent. Our Global Organizational Leadership Development (“GOLD”) Team is charged with creating a leadership-led learning culture across RPM. The GOLD Team has developed several training programs to support development which include Leaders of the Future, RPM University, Strategic Leader Staff Rides, and partnering with the Center for Creative Leadership. Since the inception of these programs the Company has seen many participants advance their careers, and the retention of participants has been greater than 85%.

Benefits

Our leadership has long understood that to attract and retain top talent, and to share the benefits of a successful business, we must maintain a premium benefits program for our associates. For U.S. associates, we offer an attractive benefits package, including defined benefit pension plans, medical, telehealth, tuition reimbursement and an employer-matched 401(k). We also offer an Employee Assistance Program (“EAP”) which focuses on behavioral health and also provides resources for financial and legal matters. Mental health support has been key to associates during the Covid pandemic. Associates can get this support through the EAP as well as through telehealth and we have seen an increase in the use of such services.

Similar ancillary benefits are offered to our Canadian associates, and associates of our other foreign subsidiaries receive benefits coverage, to the extent deemed appropriate, through plans that meet local requirements.

Diversity & Inclusion

At RPM, we have built our workforce, in part, through our commitment to create a diverse and inclusive culture. We continue to recruit, select, hire and develop individuals based on their qualifications and skills. All associates and other parties involved in the employment relationship are required to comply with RPM’s Code of Conduct and are prohibited from discriminating against individuals during all stages of employment or hiring including decisions involving recruitment, promotion, transfer, assignment, training, termination and lay-offs, working conditions, wage and salary administration, associate benefits and application of policies. We have zero tolerance with respect to any inappropriate conduct or behavior against others including but not limited to employment discrimination perpetrated by associates, supervisors, customers or vendors, and strictly prohibit retaliation and harassment, as set forth in our Code of Conduct and Hotline and Non-Retaliation Policy.

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

Associates

As of May 31, 2022, we employed 16,751 persons, of whom approximately 903 were represented by unions under contracts which expire at varying times in the future. We believe that all relations with associates and their unions are good.

Item 1A. Risk Factors.

As a global company of paint, coatings, roofing, construction and related products, we operate in a business environment that includes risks. Each of the risks described in this section could adversely affect the results of our operations, our financial position and/or our liquidity. Additionally, while the following factors are considered to be the more significant risk factors, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted risk factors may present significant additional obstacles which may adversely affect our businesses and our results. Therefore, you should carefully consider these risk factors, as well as the other information contained in this Annual Report on Form 10-K, in evaluating us, our business and your investment in us as they could cause our actual results or financial condition to differ materially from those projected in our forward-looking statements.

ECONOMIC AND STRATEGIC RISKS

The Covid pandemic has disrupted our operations and continues to have an adverse effect on our business, which could adversely affect our business in the future.

The Covid pandemic has had and continues to have a negative effect on our business, results of operations, cash flows and financial condition. It will likely continue to affect our business for an indeterminable period of time due to the impact on the global economy, including its effects on transportation networks, raw material availability, production efforts and customer demand for our products. Our ability to predict and respond to future changes resulting from the Covid pandemic, is uncertain. The Covid pandemic has resulted in increased stress to our operations that could increase our risk of plant or equipment availability issues that, if one were to occur, could be material. Even after the Covid pandemic subsides, there may be long-term effects on our business practices and customers in economies in which we operate that could severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition. As we cannot predict the duration, scope or severity of the Covid pandemic, the negative financial impact to our results cannot be reasonably estimated and could be material.

Our operations have been and could continue to be adversely affected by global and regional economic conditions in ways we may not be able to predict or control.

Global and regional economic uncertainty continues to exist, including uncertainty relating to the Covid pandemic and the Russian invasion of Ukraine. Our operations could be adversely affected by global or regional economic conditions if markets decline in the future, whether related to the Covid pandemic, the Russian invasion of Ukraine, higher inflation or interest rates, recession, natural disasters, impacts of and issues related to climate change, business disruptions, our ability to adequately staff operations or otherwise. Any future economic declines may result in decreased revenue, gross margins, earnings or growth rates or difficulty in managing inventory levels or collecting customer receivables. We also have experienced, and expect to continue to experience, increased competitive pricing pressure, raw material inflation and availability issues resulting in difficulties meeting customer demand. In addition, customer difficulties in the future could result from economic declines, the Covid pandemic, the cyclical nature of their respective businesses, such as in the oil and gas industry, or otherwise and, in turn, result in decreases in product demand, increases in bad debt write-offs, decreases in timely collection of accounts receivable and adjustments to our allowance for credit losses, resulting in material reductions to our revenues and net earnings.

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

Terrorist activities, pandemics, natural disasters and other disruptions have contributed to economic instability in the United States and elsewhere, and acts of terrorism, cyber-terrorism, violence or war could affect the industries in which we compete, our ability to purchase raw materials, adequately staff our operations, manufacture products or sell or distribute products, which could have a material adverse impact on our financial condition and results of operations.

Adverse weather conditions and natural disasters, including those related to the impacts of climate change, may reduce the demand for some of our products, impair our ability to meet our demand for such products or cause supply chain disruptions which could have a negative effect on our operations and sales.

From time to time, adverse weather conditions, including natural disasters, including those related to the impacts of climate change, have had an adverse effect on our operations and sales. Unusually cold or rainy weather, especially during the general construction and exterior painting season, could have an adverse effect on sales. As a result, we have historically experienced weaker sales and net income in our third fiscal quarter (December through February) in comparison to our performance during our other fiscal quarters. Further effects of climate change may lead to destructive wildfires, extreme storms or temperatures and increased flooding or other natural disasters which could impact our sales or the operations of our facilities.

The impacts of these risks to our suppliers may also have an adverse effect on the sales, manufacturing, and distribution of our products, including raw material shortages and increased costs. Any such adverse effect on sales may result in a reduction in earnings or cash flow.

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

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Our most critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.” Additionally, as discussed in Note Q, “Contingencies and Accrued Losses,” of the Notes to Consolidated Financial Statements, we make certain estimates, including decisions related to legal proceedings and various loss reserves. These estimates and assumptions involve the use of judgment, and therefore, actual financial results may differ.

The results of our annual testing of goodwill and as-required interim testing of goodwill and other long-lived assets have required, and in the future may require, that we record impairment charges.

As of May 31, 2022, we had approximately $1.9 billion in goodwill and other intangible assets. The Accounting Standards Codification (“ASC”) section 350 requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise, using either a qualitative assessment or a fair-value approach at the reporting unit level. We perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, as of the first day of our fourth fiscal quarter. The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, this is a subjective process that considers both internal and external factors. The impairment assessment evaluation requires the use of significant judgment regarding estimates and assumptions surrounding future results of operations and cash flows.

Our required annual impairment testing for goodwill and indefinite-lived intangible assets, which we performed during the fourth quarters of the fiscal years ended May 31, 2022, 2021 and 2020 did not result in an impairment charge. For discussion of the approach for, and results of, our interim and annual impairment testing for goodwill and indefinite lived intangible assets for all periods presented, please refer to the headings entitled “Goodwill” and “Other Long-Lived Assets” within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Critical Accounting Policies and Estimates” sections located in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” as well as Note A(11) Goodwill and Other Intangible Assets and Note C – Goodwill and Other Intangible Assets to our consolidated financial statements as presented below.

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

Our total debt was approximately $2.7 and $2.4 billion at May 31, 2022 and 2021, respectively, which compares with $2.0 billion in stockholders’ equity at May 31, 2022. Our level of indebtedness could have important consequences. For example, it could:

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

On May 31, 2021, we formally concluded our MAP to Growth operating improvement program, which resulted in significant changes in our organizational and operational structure impacting most of our companies. While MAP to Growth has formally concluded, we may take additional actions during future periods in furtherance of these or other operating improvement initiatives. We may incur further expenses as a result of these actions, and we also may experience disruptions in our operations, decreased productivity and unanticipated associate turnover. The occurrence of any of these or other related events associated with our operating improvement initiatives could adversely affect our operating results and financial condition.

Fluctuations in the supply and cost of raw materials may negatively impact our financial results.

The cost and availability of raw materials, including packaging, materially impact our financial results. We obtain raw materials from a number of suppliers. Many of our raw materials are petroleum-based derivatives, minerals and metals. The cost of raw materials has in the past experienced, and likely will continue to experience, periods of volatility which could increase the cost of manufacturing our products. Under normal market conditions, raw materials are generally available on the open market from a variety of sources; however, our suppliers may be impacted by social and environmental regulations and expectations, including regulations related to climate change, adverse weather conditions, pandemics, trade policy, energy availability or civil unrest, resulting in shortages or price volatility. Interruptions in the supply of raw materials or sources of energy could have a significant impact on our ability or cost to produce products.

Cost and adequate supply of raw materials is managed by establishing contracts, procuring from multiple sources, and identifying alternative materials or technology; however, the unavailability of raw materials or increased prices of raw materials that we are unable to pass along to our customers could have a material adverse effect on our business, financial condition, results of operations or cashflows.

Additionally, changes in international trade duties and other aspects of international trade policy, both in the United States and abroad, could materially impact the cost of raw materials. Any increase in materials that is not offset by an increase in our prices could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our success depends upon our ability to attract and retain key associates and the succession of senior management.

Our success largely depends on the performance of our management team and other key associates. If we are unable to attract and retain talented, highly qualified senior management and other key associates, our business, results of operations, cash flows and financial condition could be adversely affected. In addition, if we are unable to effectively provide for the succession of senior management, including our Chief Executive Officer, our business, results of operations, cash flows and financial condition may be adversely affected. While we follow a disciplined, ongoing succession planning process and have succession plans in place for senior management and other key associates, these do not guarantee that the services of qualified senior executives will continue to be available to us at particular moments in time.

We depend on a number of large customers for a significant portion of our net sales and, therefore, significant declines in the level of purchases by any of these key customers could harm our business.

Some of our operating companies, particularly in the Consumer reportable segment, face a substantial amount of customer concentration. Our key customers in the Consumer reportable segment include Ace Hardware, Amazon, Do It Best, The Home Depot, Inc., Lancaster, Lowe’s, Menards, Orgill, True Value, and Wal-Mart. Within our Consumer segment, sales to these customers accounted for approximately 64% of net sales for both the fiscal years ended May 31, 2022 and 2020 and 65% of net sales for the fiscal year ended May 31, 2021. On a consolidated basis, sales to these customers across all of our reportable segments accounted for approximately 22%, 24% and 23% of our consolidated net sales for the fiscal years ended May 31, 2022, 2021 and 2020, respectively. Sales to The Home Depot, Inc. represented less than 10% of our consolidated net sales for fiscal 2022, 2021, and 2020, and 25% of our Consumer segment net sales for fiscal 2022 and 26% of our Consumer segment net sales for both fiscal 2021 and fiscal 2020. If we were to lose one or more of our key customers, experience a delay or cancellation of a significant order, incur a significant decrease in the level of purchases from any of our key customers, or experience difficulty in collecting amounts due from a key customer, our net revenues could decline materially and our operating results could be reduced materially.

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
•
unforeseen difficulties in retaining key associates and customers of acquired businesses; and
•
increases in our indebtedness and contingent liabilities, which could in turn restrict our ability to raise additional capital when needed or to pursue other important elements of our business strategy.

We derive a significant amount of our revenues from foreign markets, which subjects us to additional business risks that could adversely affect our results of operations.

Our foreign manufacturing operations accounted for approximately 30.8% of our net sales for the fiscal year ended May 31, 2022, not including exports directly from the United States which accounted for approximately 1.1% of our net sales for fiscal 2022. We plan to continue to grow our international operations and the growth and maintenance of such operations could be adversely affected by the Covid pandemic or other public health crises, the Russian invasion of Ukraine, war, changes in social, political and economic conditions, inflation rates, trade protection measures, restrictions on foreign investments and repatriation of earnings, changing intellectual property rights, difficulties in staffing and managing foreign operations and changes in regulatory requirements that restrict the sales of our products or increase our costs. Our ability to effectively manage our foreign operations may pose significant risks that could adversely affect our results of operations, cash flow, liquidity or financial condition.

Data privacy and data security considerations could impact our business.

We rely on information technology systems and applications to conduct our business, including recording and processing transactions, administering associate benefits, manufacturing and selling our products, researching and developing new products, maintaining and growing our businesses, and supporting and communicating with our associates, customers, suppliers and other stakeholders. Some of these systems and applications are operated by third parties. We also collect and process personal, sensitive and confidential information about our business, which may include information about our customers, associates, suppliers, distributors and others.

The interpretation and application of information security and privacy laws, rules and regulations around the world applicable to our business (collectively, the “Data Protection Laws”) are uncertain and evolving. It is possible that the Data Protection Laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Further, although we have implemented internal controls and procedures designed to ensure compliance with the Data Protection Laws and protect our data, there can be no assurance that our controls and procedures will enable us to be fully compliant with all Data Protection Laws and we may be vulnerable to attacks by hackers or breaches due to associate error, supplier or third-party error, malfeasance or other disruptions. We have been and may in the future be subject to attempts to gain unauthorized access to our information technology systems and/or applications.

In fact, we have experienced data security incidents that have disrupted our operations, but which did not have a material impact on our financial results.

These risks may be increased as a result of the Covid pandemic or foreign affairs such as the Russian invasion of Ukraine. In addition, it is not possible to predict the impact on our business of the future loss, alteration or misappropriation of information related to us, our associates, former associates, customers, suppliers or others. A violation of, or failure to comply with, the Data Protection Laws or a breach of our systems could lead to negative publicity, legal claims, extortion, ransom, theft, modification or destruction of proprietary information or key information, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions, data breach claims, privacy violations and other significant costs, which could adversely affect our reputation, financial condition and results of operations.

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

LEGAL AND REGULATORY RISKS

The industries in which we operate expose us to inherent risks of legal and warranty claims and other litigation-related costs, which could adversely impact our business.

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

We have not always been and may not always be in full compliance with all environmental, health and safety laws and regulations in every jurisdiction in which we conduct our business. In addition, if we violate or fail to comply with environmental, health and safety laws (including related to permitting), we could be fined or otherwise sanctioned by regulators, including enjoining or curtailing operations or sales, remedial or corrective measures, installing pollution control equipment, or other actions. We have been and also could in the future be liable for consequences arising out of human exposure to hazardous substances or chemicals of concern relating to our products or operations. Accordingly, we cannot guarantee that we will not be required to make additional expenditures to remain in or to achieve compliance with environmental, health or safety laws or changes in stakeholder preferences or expectations in the future or that any such additional expenditures will not have a material adverse effect on our business, financial condition, results of operations or cash flows. If regulatory permits or registrations are delayed, restricted, or rejected, subsequent operations at our businesses could be delayed or restricted, which could have an adverse effect on our results of operations.

Our businesses are subject to varying domestic and foreign laws and regulations that may restrict or adversely impact our ability to conduct our business.

Our businesses are subject to varying domestic and foreign laws and regulations that may restrict or adversely impact our ability to conduct our business. These include securities, environmental, health, safety, tax, competition and anti-trust, insurance, service contract and warranty, trade controls, data security, anti-corruption, anti-money laundering, employment and privacy laws and regulations. These laws and regulations change from time to time and thus may result in increased risk and costs to us related to our compliance therewith. From time-to-time regulators review our compliance with applicable laws. We have not always been, and may not always be, in full compliance with all laws and regulations applicable to our business and, thus enforcement actions, fines and private litigation claims and damages, which could be material, may occur, notwithstanding our belief that we have in place appropriate risk management and compliance programs to mitigate these risks.

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

We could be adversely affected by or incur liability for the actions or inaction of our third parties.

We vet and monitor our business partners and companies that we engage in an effort to ensure that the business practices of those third parties are in compliance with applicable laws and regulations and industry best practices, including applying appropriate technical security measures, safeguarding human rights and preventing illegal trade. In the event one of our third parties experiences a data breach, is found to have violated applicable laws or regulations, or the business practices of the third party come under public scrutiny, we could be subject to legal claims, fines and reputational damage related to the third-party relationship. In the event any third-party legal violation or business practice requires us to severe the third-party relationship, we could also experience an impact on our services, operations or our ability to obtain raw materials for our products.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our corporate headquarters and a plant and offices for one subsidiary are located on approximately 172 acres, which we own in Medina, Ohio. As of May 31, 2022, our operations occupied a total of approximately 19.0 million square feet, with the majority, approximately 15.9 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 19.0 million square feet occupied, approximately 8.7 million square feet are owned and approximately 10.3 million square feet are occupied under operating leases.

Set forth below is a description, as of May 31, 2022, of our principal facilities which we believe are material to our operations:

		Approximate
		Square Feet Of	Leased or
Location	Business/Segment	Floor Space	Owned
Hertogenbosch, Netherlands	Rust-Oleum (Consumer)	512,792	Owned
Cacapava, Brazil	Euclid (CPG)	383,776	Owned
Pleasant Prairie, Wisconsin	Rust-Oleum (Consumer)	261,000	Owned
Fairborn, Ohio	Rust-Oleum (Consumer)	258,886	Owned
Cleveland, Ohio	Day-Glo (SPG)	224,624	Owned
LaFayette, Georgia	Euclid (CPG)	201,109	Owned
Dayton, Nevada	Carboline (PCG)	184,833	Owned
Corsicana, Texas	Tremco (CPG)	182,680	Owned
Cherry Hill, New Jersey	Stonhard (PCG)	181,680	Owned
Cleveland, Ohio	Euclid (CPG)	180,378	Owned
Zelem, Belgium	Rust-Oleum (Consumer)	172,136	Owned
Cleveland, Ohio	Tremco (CPG)	160,300	Owned
Bodenwoehr, Germany	CPG Europe (CPG)	156,184	Owned
Vallirana, Spain	Carboline (PCG)	155,743	Owned
Coaldale, Alberta, Canada	Nudura (CPG)	150,705	Owned
Lierstranda, Norway	Carboline (PCG)	145,958	Owned
Baltimore, Maryland	DAP (Consumer)	144,200	Owned
Hagerstown, Maryland	Rust-Oleum (Consumer)	143,000	Owned
Tipp City, Ohio	DAP (Consumer)	140,000	Owned
Arkel, Netherlands	CPG Europe (CPG)	138,542	Owned
El Marques, Mexico	Fibergrate (PCG)	136,950	Owned
Attleboro, Massachusetts	Rust-Oleum (Consumer)	133,650	Owned
Hudson, North Carolina	Wood Finishes Group (SPG)	132,300	Owned
Ellaville, Georgia	TCI (SPG)	129,600	Owned
Lake Charles, Louisiana	Carboline (PCG)	114,287	Owned
Johannesburg, South Africa	Stonhard (PCG)	112,956	Owned
Birtley, United Kingdom	Rust-Oleum (Consumer)	112,354	Owned
Lesage, West Virginia	Rust-Oleum (Consumer)	112,000	Owned
Somerset, New Jersey	Rust-Oleum (Consumer)	110,000	Owned
Tocancipa, Columbia	Euclid (CPG)	106,824	Owned
Wigan, Lancashire, United Kingdom	CPG Europe (CPG)	106,020	Owned
Richmond, Missouri	Stonhard (PCG)	100,411	Owned
Maple Shade, New Jersey	Stonhard (PCG)	80,606	Owned
Kirkland, Illinois	Euclid (CPG)	78,825	Owned
Dallas, Texas	DAP (Consumer)	74,000	Owned
Medina, Ohio	Tremco (CPG)	72,300	Owned
Cleveland, Ohio	Tremco (CPG)	65,810	Owned
Pacific, Missouri	DAP (Consumer)	60,408	Owned
Woodlake, California	Dryvit (CPG)	41,475	Owned
Columbus, Georgia	Dryvit (CPG)	40,600	Owned
Saint Apollinaire, France	CPG Europe (CPG)	37,620	Owned
Sand Springs, Oklahoma	Dryvit (CPG)	36,998	Owned
Twistringen, Germany	CPG Europe (CPG)	32,873	Owned
Fort Wayne, Indiana	Stonhard (PCG)	26,700	Owned
Chennai, India	Carboline (PCG)	24,000	Owned
Pasadena, Texas	Euclid (CPG)	23,360	Owned
Tultitlan, Mexico	Euclid (CPG)	22,712	Owned
Martinsburg, West Virginia	Rust-Oleum (Consumer)	921,712	Leased
Kenosha, Wisconsin	Rust-Oleum (Consumer)	850,243	Leased
Cleveland, Ohio	Tremco (CPG)	498,684	Leased
Toronto, Ontario, Canada	Tremco (CPG)	400,551	Leased
Fairborn, Ohio	Rust-Oleum (Consumer)	340,292	Leased
Riverside, California	Rust-Oleum (Consumer)	309,535	Leased
Vaughan, Ontario, Canada	Rust-Oleum (Consumer)	272,767	Leased
Baltimore, Maryland	DAP (Consumer)	244,495	Leased
Granby, Quebec, Canada	Nudura (CPG)	229,910	Leased
Columbus, Georgia	Nudura (CPG)	223,400	Leased
Elgin, Illinois	Profile Foods (SPG)	135,490	Leased
Gateshead, Tyne, United Kingdom	Rust-Oleum (Consumer)	135,000	Leased
Garland, Texas	DAP (Consumer)	130,900	Leased
North Kingstown, Rhode Island	Dryvit (CPG)	120,000	Leased
Burlington, Washington	Legend Brands (SPG)	113,875	Leased
Lake Charles, Louisiana	Carboline (PCG)	100,035	Leased
Denver, Colorado	Fibergrate (PCG)	98,140	Leased
Leicester, Leicestershire, United Kingdom	CPG Europe (CPG)	95,978	Leased
Louisa, Virginia	Carboline (PCG)	60,000	Leased
Kepong, Malaysia	CPG Asia (CPG)	50,279	Leased
Toronto, Ontario, Canada	Euclid (CPG)	19,176	Leased

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

As permitted by SEC Rules and given the size of our operations, we have elected to adopt a quantitative disclosure threshold for environmental proceedings of $1 million. As of the date of this filing, we are not aware of any matters that exceed this threshold and meet the definition for disclosure.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table presents information about repurchases of RPM International Inc. Common Stock made by us during the fourth quarter of fiscal 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (2)
March 1, 2022 through March 31, 2022	—	$—	—	—
April 1, 2022 through April 30, 2022	1,866	$84.39	—	—
May 1, 2022 through May 31, 2022	301,352	$84.57	295,834	—
Total - Fourth Quarter	303,218	$84.57	295,834	—

(1)
All of the 7,384 shares of common stock that were disposed of back to us during the three month period ended May 31, 2022 were in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.'s equity and incentive plans.
(2)
The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $367.3 million at May 31, 2022. Refer to Note I, “Stock Repurchase Program,” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

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

We assess these qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The quantitative process is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. However, we have an unconditional option to bypass a qualitative assessment and proceed directly to performing the quantitative analysis. We applied the quantitative process during our annual goodwill impairment assessments performed during the fourth quarters of fiscal 2022, 2021 and 2020.

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

Changes in the Composition of Reporting Units in Fiscal 2020

On June 1, 2019, the composition of our reportable segments was revised. Prior to implementing the revised segment reporting structure beginning in fiscal 2020, our previously disclosed Industrial segment comprised two operating segments, the CPG operating segment and the PCG operating segment. Each of these operating segments comprised several reporting units, all of which were tested during the annual goodwill impairment tests during the fourth quarter of fiscal 2020, 2021 and 2022.

Also, in connection with our Map to Growth, we realigned certain businesses and management structure within our SPG segment. As such, our former Wood Finishes Group reporting unit was split into two separate reporting units: Guardian and Wood Finishes Group. Additionally, our former Kop-Coat Group reporting unit was split into two reporting units: Kop-Coat Industrial Protection Products and Kop-Coat Group. We performed an interim goodwill impairment test for each of the new reporting units upon the change in business realignment using a quantitative assessment. We concluded that the estimated fair values exceeded the carrying values for these new reporting units, and accordingly, no indications of impairment were identified as a result of these changes during the first quarter of fiscal 2020.

Conclusion on Annual Goodwill Impairment Tests

As a result of the annual impairment assessments performed for fiscal 2022, 2021 and 2020, there were no goodwill impairments.

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

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter. We follow the guidance provided by ASC 350 that simplifies how an entity tests indefinite-lived intangible assets for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying traditional quantitative tests. We applied quantitative processes during our annual indefinite-lived intangible asset impairment assessments performed during the fourth quarters of fiscal 2022, 2021 and 2020.

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

Our required annual impairment test of each of our indefinite-lived intangible assets performed during fiscal 2022, 2021 and 2020 did not result in an impairment charge.

Although no impairment charge was recorded during these periods related to the annual impairment test, we did record intangible impairment charges in fiscal 2020. In fiscal 2020, in connection with Map to Growth, we recorded an impairment charge of $4.0 million included in restructuring expense in our Consumer reportable segment for impairment losses on indefinite-lived trade names. Refer to Note C “Goodwill and Other Intangible Assets” for additional details on this indefinite-lived intangible asset impairment charge.

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

Changes in our key plan assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit and various postretirement benefit plans. Based upon May 31, 2022 information, the following tables reflect the impact of a 1% change in the key assumptions applied to our defined benefit pension plans in the United States and internationally:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
(In millions)
Discount Rate
(Decrease) increase in expense in FY 2022	$(5.8)	$7.1	$(0.4)	$1.8
(Decrease) increase in obligation as of May 31, 2022	$(54.5)	$64.4	$(22.7)	$27.1
Expected Return on Plan Assets
(Decrease) increase in expense in FY 2022	$(6.4)	$6.4	$(2.2)	$2.2
(Decrease) increase in obligation as of May 31, 2022	N/A	N/A	N/A	N/A
Compensation Increase
Increase (decrease) in expense in FY 2022	$4.7	$(7.4)	$1.0	$(1.2)
Increase (decrease) in obligation as of May 31, 2022	$25.5	$(22.9)	$4.8	$(4.3)

Based upon May 31, 2022 information, the following table reflects the impact of a 1% change in the key assumptions applied to our various postretirement health care plans:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
(In millions)
Discount Rate
(Decrease) increase in expense in FY 2022	$-	$-	$(0.4)	$0.8
(Decrease) increase in obligation as of May 31, 2022	$(0.1)	$0.2	$(4.6)	$5.9

BUSINESS SEGMENT INFORMATION

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings, roofing systems, flooring solutions, sealants, cleaners and adhesives. We manage our portfolio by organizing our businesses and product lines into four reportable segments as outlined below, which also represent our operating segments. Within each operating segment, we manage product lines and businesses which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our four operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker in determining how to allocate the assets of the company and evaluate performance. These four operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on income before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”), and/or adjusted EBIT, which adjusts for one-off items impacting revenues and/or expenses that are not considered by management to be indicative of ongoing operations, as a performance evaluation measure because interest expense is essentially related to corporate functions, as opposed to segment operations.

Our CPG reportable segment products are sold throughout North America and also account for the majority of our international sales. Our construction product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Products and services within this reportable segment include construction sealants and adhesives, coatings and chemicals, roofing systems, concrete admixture and repair products, building envelope solutions, insulated cladding and concrete forms, flooring systems, and weatherproofing solutions.

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

SEGMENT INFORMATION
(In thousands)
Year Ended May 31,	2022	2021	2020
Net Sales
CPG Segment	$2,486,486	$2,076,565	$1,880,105
PCG Segment	1,188,379	1,028,456	1,080,701
Consumer Segment	2,242,047	2,295,277	1,945,220
SPG Segment	790,816	705,990	600,968
Total	$6,707,728	$6,106,288	$5,506,994
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$396,509	$291,773	$209,663
Interest (Expense), Net (b)	(6,673)	(8,030)	(8,265)
EBIT (c)	$403,182	$299,803	$217,928

PCG Segment
Income Before Income Taxes (a)	$139,068	$90,687	$102,345
Interest Income, Net (b)	575	128	18
EBIT (c)	$138,493	$90,559	$102,327

Consumer Segment
Income Before Income Taxes (a)	$175,084	$354,789	$198,024
Interest Income (Expense), Net (b)	266	(242)	(272)
EBIT (c)	$174,818	$355,031	$198,296

SPG Segment
Income Before Income Taxes (a)	$121,937	$108,242	$57,933
Interest (Expense), Net (b)	(86)	(284)	(62)
EBIT (c)	$122,023	$108,526	$57,995

Corporate/Other
(Loss) Before Income Taxes (a)	$(225,799)	$(177,053)	$(160,201)
Interest (Expense), Net (b)	(89,605)	(32,522)	(82,683)
EBIT (c)	$(136,194)	$(144,531)	$(77,518)

Consolidated
Net Income	$492,466	$503,500	$305,082
Add: (Provision) for Income Taxes	(114,333)	(164,938)	(102,682)
Income Before Income Taxes (a)	606,799	668,438	407,764
Interest (Expense)	(87,928)	(85,400)	(101,003)
Investment (Expense) Income, Net	(7,595)	44,450	9,739
EBIT (c)	$702,322	$709,388	$499,028

(a)
The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (“GAAP”) in the United States, to EBIT.
(b)
Interest (expense), net includes the combination of interest (expense) and investment (expense) income, net.
(c)
EBIT is a non-GAAP measure, and is defined as earnings (loss) before interest and taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT, or adjusted EBIT, as a performance evaluation measure because interest expense is essentially related to corporate functions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, income before income taxes as determined in accordance with GAAP, since EBIT omits the impact of interest in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community, all of whom believe, and we concur, that this measure is critical to the capital markets' analysis of our segments' core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

The following discussion includes a comparison of Results of Operations and Liquidity and Capital Resources for the years ended May 31, 2022 and 2021. For comparisons of the years ended May 31, 2021 and 2020, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 as filed on July 26, 2021.

Net Sales

	Fiscal year ended May 31,
(In millions, except percentages)	2022	2021	Total Growth	Organic Growth(1)	Acquisition Growth	Foreign Currency Exchange Impact
CPG Segment	$2,486.5	$2,076.5	19.7%	19.3%	1.4%	-1.0%
PCG Segment	1,188.4	1,028.5	15.5%	12.7%	3.2%	-0.4%
Consumer Segment	2,242.0	2,295.3	-2.3%	-3.0%	1.0%	-0.3%
SPG Segment	790.8	706.0	12.0%	11.7%	0.5%	-0.2%
Consolidated	$6,707.7	$6,106.3	9.8%	8.9%	1.4%	-0.5%
(1) Organic growth includes the impact of price and volume.

Our CPG segment generated significant organic growth in nearly all business units. This increase was driven mainly by strong demand in North America for our construction and maintenance products, including insulated concrete forms, roofing systems, concrete admixtures and repair products, and commercial sealants, due to strong public funding and emphasis on renovation. Additionally, we experienced strong demand in our international markets as a result of pent-up demand being released after Covid restrictions were lifted.

Our PCG segment generated organic growth in nearly all business units, particularly our businesses providing polymer flooring systems, protective coatings, and FRP grating. This increase was facilitated mainly by recovery in energy markets and a significant amount of deferrals of flooring and coating projects from the prior fiscal year due to restrictions associated with Covid. In addition, this increase was aided by price increases, increased industrial maintenance spending and improved product mix, driven by new sales management systems that helped improve salesforce efficiencies.

Our Consumer segment experienced organic declines in comparison to the prior year, which benefited from unprecedented demand worldwide for our DIY home improvement and cleaning products, as a result of the Covid pandemic. In addition, sales in the current year were impacted by inconsistent supply of raw material due to supply chain disruptions, especially on alkyd-based products. These declines were partially offset by price increases.

Our SPG segment generated organic growth in nearly all business units, particularly those serving the OEM coatings and food coatings and additives markets. In addition, our new business development efforts accelerated as a result of a number of management changes. Additionally, our disaster restoration equipment business rebounded by securing a supply of semiconductor chips and reconfiguring its products to accommodate them after experiencing declines due to the global semiconductor chip shortage during the first half of fiscal 2022.

Gross Profit Margin Our consolidated gross profit margin of 36.3% of net sales for fiscal 2022 compares to a consolidated gross profit margin of 39.4% for the comparable period a year ago. This gross profit decrease of approximately 3.1% of net sales resulted primarily from inflation in raw materials, freight and wages during fiscal 2022. This decrease was partially offset by a combination of MAP to Growth savings, which includes improved operating discipline, as well as increases in selling prices.

Overall, we experienced inflation in raw materials, freight and wages during fiscal 2022. As indicated below, several macroeconomic factors resulted in inflation. We expect that these increased costs will continue to be reflected in our results into fiscal 2023. We plan to continue to offset these increased costs with commensurate increases in selling prices. Furthermore, “force majeures” remain in effect for some of our material suppliers, which may impact our ability to timely meet customer demand in certain of our businesses and across certain product categories.

The macroeconomic factors identified above include, but are not limited to, the following: (i) strained supply chains as inventories have not fully recovered from Winter Storm Uri in February 2021; (ii) intermittent supplier plant shutdowns due to the Covid pandemic; (iii) significant worldwide demand during the Covid pandemic for key items such as packaging, solvents, and chemicals; (iv) availability of transportation and elevated costs to transport products which has been exacerbated as a result of increased Covid infections and associated restrictions; (v) high global demand as markets reopen and economic stimulus drives growth; and (vi) the Russian invasion of Ukraine and subsequent boycott of materials and energy of Russian origin.

Selling, General and Administrative (“SG&A”) Expenses Our consolidated SG&A expense increased by approximately $124.3 million during fiscal 2022 versus fiscal 2021, but decreased to 26.7% of net sales for fiscal 2022 from 27.3% of net sales for fiscal 2021. Additional SG&A expense incurred from companies recently acquired was approximately $25.8 million during fiscal 2022.

Our CPG segment SG&A was approximately $78.0 million higher for fiscal 2022 versus fiscal 2021 mainly due to higher commission expense associated with higher roofing sales, increases in distribution costs with higher volume, restoration of travel, and continued investment in growth initiatives, which more than offset the incremental MAP to Growth savings generated during the year. Lastly, acquisitions generated additional SG&A expense of approximately $11.0 million. As a percentage of net sales, SG&A decreased by 120 basis points (“bps”) due to increased sales revenues, and the incremental MAP to Growth savings.

Our PCG segment SG&A was approximately $36.7 million higher for fiscal 2022 versus fiscal 2021 but decreased by 110 bps as a percentage of net sales, mainly due to the favorable leveraging impact resulting from the increase in sales year over year. The increase in SG&A was primarily attributable to restoring costs to more normalized levels during fiscal 2022 after taking aggressive cost reduction in response to the economic downturn during fiscal 2021. In addition, there were higher commission incentive compensation and distribution costs associated with higher volume. Travel expenses were also restored to more normalized levels and IT spending increased due to investment in new ERP and customer relationship management systems during fiscal 2022. Finally, additional SG&A generated from companies recently acquired totaled approximately $9.3 million.

Our Consumer segment SG&A decreased by approximately $18.1 million during fiscal 2022 versus fiscal 2021, and decreased by 30 bps as a percentage of net sales. The year-over year decrease in SG&A was primarily attributable to decreases in incentive compensation costs as a result of lower volume and decreases in advertising and promotional expenses as a result of supply shortages. Lastly, acquisitions contributed approximately $4.3 million of additional SG&A expense during the current period.

Our SPG segment SG&A was approximately $16.3 million higher during fiscal 2022 versus fiscal 2021, but decreased by 60 bps as a percentage of sales, driven mainly by the 12.0% sales growth in the current year. The increase in SG&A expense is mainly attributable to increased variable costs, restoration of travel, and investments in growth initiatives. Lastly, acquisitions generated additional SG&A expense of $1.2 million. These increases were partially offset by incremental MAP to Growth savings.

SG&A expenses in our corporate/other category of $143.8 million during fiscal 2022 increased by $11.4 million from $132.4 million recorded during fiscal 2021. The increase in SG&A was primarily attributable to higher legal, consulting, and medical costs, in addition to the restoration of travel expenses during fiscal 2022.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the fiscal years ended May 31, 2022 and 2021, as the service cost component has a significant impact on our SG&A expense:

	Fiscal year ended May 31,
(In millions)	2022	2021	Change
Service cost	$54.3	$52.8	$1.5
Interest cost	21.5	21.9	(0.4)
Expected return on plan assets	(49.2)	(40.4)	(8.8)
Amortization of:
Prior service (credit)	(0.3)	(0.3)	-
Net actuarial losses recognized	17.5	33.0	(15.5)
Curtailment/settlement losses	-	0.4	(0.4)
Total Net Periodic Pension & Postretirement Benefit Costs	$43.8	$67.4	$(23.6)

We expect that pension and postretirement expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict in light of the lingering macroeconomic uncertainties associated with inflation, but which may have a material impact on our consolidated financial results in the future. A decrease of 1% in the discount rate or the expected return on plan assets assumptions would result in $9.7 million and $8.6 million higher expense, respectively. The assumptions and estimates used to determine the discount rate and expected return on plan assets are more fully described in Note O, “Pension Plans,” and Note P, “Postretirement Benefits,” to our Consolidated Financial Statements. Further discussion and analysis of the sensitivity surrounding our most critical assumptions under our pension and postretirement plans is discussed above in “Critical Accounting Policies and Estimates — Pension and Postretirement Plans.”

Restructuring Expense

	Fiscal year ended May 31,
(In millions)	2022	2021
Severance and benefit costs	$1.9	$9.4
Facility closure and other related costs	4.4	8.0
Other restructuring costs	-	0.7
Total Restructuring Costs	$6.3	$18.1

These charges are associated with closures of certain facilities as well as the elimination of duplicative headcount and infrastructure associated with certain of our businesses and are the result of the continued implementation of our MAP to Growth, which focuses upon strategic shifts in operations across our entire business.

Our current expectation of future additional restructuring costs is summarized in the table below.

(In millions)	As of May 31, 2022
Severance and benefit costs	$1.5
Facility closure and other related costs	1.0
Other restructuring costs	-
Future Expected Restructuring Costs	$2.5

We previously expected these charges to be incurred by the end of calendar year 2020, upon which we expected to achieve an annualized pretax savings of approximately $290 million per year. However, the disruption caused by the outbreak of the Covid pandemic delayed the finalization of our MAP to Growth past the original target completion date of December 31, 2020. We utilized the remainder of fiscal 2021 to drive toward achieving the goals originally set forth in our MAP to Growth. On May 31, 2021, we formally concluded our MAP to Growth. However, certain projects identified prior to May 31, 2021 will not be completed until fiscal 2023, and as such, we have incurred costs in fiscal 2022 and plan to continue recognizing restructuring expense throughout fiscal 2023. The final implementation and total expected costs are subject to change as we complete these projects.

See Note B, “Restructuring,” to the Consolidated Financial Statements, for further details surrounding our MAP to Growth.

Interest Expense

	Fiscal year ended May 31,
(In millions, except percentages)	2022	2021
Interest expense	$87.9	$85.4
Average interest rate (a)	3.16%	3.30%
(a) The interest rate decrease was a result of lower market rates on the variable cost borrowings.

(In millions)	Change in interest expense
Acquisition-related borrowings	$2.3
Non-acquisition-related average borrowings	0.8
Change in average interest rate	(0.6)
Total Change in Interest Expense	$2.5

Investment Expense (Income), Net

See Note A, "Summary of Significant Accounting Policies-Investment Expense (Income), Net," to the Consolidated Financial Statements for details.

(Gain) on Sales of Assets, Net

See Note N, "(Gain) on Sales of Assets, Net," to the Consolidated Financial Statements for details.

Income Before Income Taxes (“IBT”)

	Fiscal year ended May 31,
(In millions, except percentages)	2022	% of net sales	2021	% of net sales
CPG Segment	$396.5	15.9%	$291.8	14.1%
PCG Segment	139.1	11.7%	90.7	8.8%
Consumer Segment	175.1	7.8%	354.8	15.5%
SPG Segment	121.9	15.4%	108.2	15.3%
Non-Op Segment	(225.8)	—	(177.1)	—
Consolidated	$606.8		$668.4

Our CPG segment results reflect market share gains, higher selling prices, gain on sale of certain real property assets, and the favorable leverage of sales volume increases. Our PCG segment results reflect gross margin improvements through selling price increases, leverage of sales volume increases and recovery in the energy markets. Our Consumer segment results reflect a decrease in sales and related volume deleveraging impact on margins, inflation, and the unfavorable impact of supply chain shortages on production. Our SPG segment results reflect sales price increases, in addition to incremental operating improvement program savings.

Income Tax Rate The effective income tax rate was 18.8% for fiscal 2022 compared to an effective income tax rate of 24.7% for fiscal 2021. Refer to Note H, “Income Taxes,” to the Consolidated Financial Statements for the components of the effective income tax rates.

Net Income

	Fiscal year ended May 31,
(In millions, except percentages and per share amounts)	2022	% of net sales	2021	% of net sales
Net income	$492.5	7.3%	$503.5	8.2%
Net income attributable to RPM International Inc. stockholders	491.5	7.3%	502.6	8.2%
Diluted earnings per share	3.79		3.87

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $178.7 million of cash was provided by operating activities during fiscal 2022, compared with $766.2 million of cash provided by operating activities during fiscal 2021. The net change in cash from operations includes the change in net income, which decreased by $11.0 million year over year.

The change in accounts receivable during fiscal 2022 used approximately $98.7 million more cash than fiscal 2021. This resulted from the timing of sales which increased sharply at the end of fiscal 2022 compared to fiscal 2021. Days sales outstanding (“DSO”) at May 31, 2022 decreased to 61.1 days from 62.2 days at May 31, 2021.

During fiscal 2022, we spent approximately $235.4 million more cash for inventory compared to our spending during fiscal 2021. This resulted from higher raw material costs due to inflation and efforts to build safety stocks as a result of supply chain outages. Days inventory outstanding (“DIO”) at May 31, 2022 increased to 87.6 days from 80.3 days at May 31, 2021.

The change in accounts payable during fiscal 2022 used approximately $50.2 million more cash than during fiscal 2021. Days payables outstanding (“DPO”) decreased by approximately 7.2 days from 89.9 days at May 31, 2021 to 82.7 days at May 31, 2022. The shorter DPO is a direct result of higher material costs due to inflation and the build up of safety inventory stocks.

The change in other accrued liabilities during fiscal 2022 used approximately $93.7 million more cash than during fiscal 2021 due principally to the decrease in taxes payable. Additionally, certain government entities located where we have operations have enacted various pieces of legislation designed to help businesses weather the economic impact of Covid and ultimately preserve jobs. Some of this legislation, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act in the United States, enables employers to postpone the payment of various types of taxes over varying time horizons. As of May 31, 2021, we had deferred $27.1 million of such government payments, $13.5 million of which we paid during fiscal 2022. As of May 31, 2022, we have a total of $13.6 million accrued for such government payments that would have normally been paid already. We expect to pay off the remaining balance during the third quarter of fiscal 2023.

Investing Activities

For fiscal 2022, cash used for investing activities decreased by $66.9 million to $259.5 million as compared to $326.4 million in the prior year period. This year-over-year decrease in cash used for investing activities was mainly driven by $76.6 million more cash generated from sales of assets and a reduction in cash used for acquisitions of $37.8 million in fiscal 2022 as compared to fiscal 2021. This was partially offset by an increase in capital expenditures.

We utilized $65.2 million more cash in fiscal 2022 related to capital expenditures. Capital expenditures are made to accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems and enhance our administration capabilities. We paid for capital expenditures of $222.4 million, $157.2 million, and $147.8 million during the periods ended May 31, 2022, 2021 and 2020, respectively. We continued to increase our capital spending in fiscal 2022 in order to expand capacity to meet growing product demand and continue our growth initiatives.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to the rebalancing of the portfolio, along with differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At May 31, 2022 and 2021, the fair value of our investments in marketable securities totaled $144.4 million and $168.8 million, respectively.

As of May 31, 2022, approximately $187.1 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with approximately $221.1 million as of May 31, 2021. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the United States generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note H, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For fiscal 2022, cash provided by financing activities increased by $517.0 million to $57.4 million as compared to $459.6 million used for financing activities in the prior year period. The overall increase in cash provided by financing activities was driven principally by debt-related activities. We had $437.6 of additions to long term or short-term debt during fiscal 2022 compared to no additions in fiscal 2021. In addition, we used $86.8 million less cash to paydown existing debt in fiscal 2022 as compared to fiscal 2021. Refer to Note G “Borrowings” in Item 8 “Financial Statements and Supplementary Data” below for a discussion of significant debt-related activity that occurred in fiscal 2022 and 2021, significant components of our debt, and our available liquidity.

The following table summarizes our financial obligations and their expected maturities at May 31, 2022, and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations
	Total Contractual	Payments Due In
(In thousands)	Payment Stream	2023	2024-25	2026-27	After 2027
Long-term debt obligations	$2,696,183	$602,233	$443,784	$399,704	$1,250,462
Finance lease obligations	5,746	1,563	3,053	1,053	77
Operating lease obligations	$376,076	67,339	101,027	70,354	137,356
Other long-term liabilities (1):
Interest payments on long-term debt obligations	987,221	78,896	136,550	136,550	635,225
Contributions to pension and postretirement plans (2)	445,200	7,400	16,400	76,300	345,100
Total	$4,510,426	$757,431	$700,814	$683,961	$2,368,220

(1)
Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $9.5 million at May 31, 2022. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.
(2)
These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume the required minimum contribution will be contributed.

The U.S. dollar fluctuated throughout the year, and was stronger against other major currencies where we conduct operations at May 31, 2022 versus May 31, 2021, causing an unfavorable change in the accumulated other comprehensive income (loss) (refer to Note K, “Accumulated Other Comprehensive Income (Loss),” to the Consolidated Financial Statements) component of stockholders’ equity of $95.1 million this year versus a favorable change of $140.4 million last year. The change in fiscal 2022 was in addition to favorable net changes of $37.2 million related to adjustments required for minimum pension and other postretirement liabilities, favorable changes of $37.2 million related to derivatives and unfavorable changes of $1.7 million related to unrealized losses on fixed income securities.

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

Interest Rate Risk

Our primary interest rate risk exposure results from our floating rate debt, including various revolving and other lines of credit (refer to Note G, “Borrowings,” to the Consolidated Financial Statements). In addition to our revolving credit facility borrowings, we also manage interest rate risk with the use of various derivatives and hedges to synthetically convert variable interest rate borrowings to fixed rate borrowings. These derivative contracts were terminated in May of 2022, but the variable rate borrowings under these derivative contracts were $300.0 million and $400.0 million at May 31, 2022 and 2021, respectively. If there was a 100-bps increase or decrease in interest rates it would have resulted in an increase or decrease in interest expense of $4.4 million and $3.4 million for fiscal 2022 and 2021, respectively, including the impact of the swap agreements. Our primary exposure to interest rate risk is movements in the LIBOR, which is consistent with prior periods. At May 31, 2022, approximately 27.7% of our debt was subject to floating interest rates.

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

If the U.S. dollar were to strengthen, our foreign results of operations would be unfavorably impacted, but the effect is not expected to be material. A 10% change in foreign currency exchange rates would not have resulted in a material impact to net income for the years ended May 31, 2022 and 2021. We do not currently use financial derivative instruments for trading purposes, nor do we engage in foreign currency, commodity or interest rate speculation.

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and availability of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic and metal containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) the timing of and the realization of anticipated cost savings from restructuring initiatives and the ability to identify additional cost savings opportunities; (j) risks related to the adequacy of our contingent liability reserves; (k) risks relating to the Covid pandemic and the Russian invasion of Ukraine; (l) risks related to adverse weather conditions or the impacts of climate change and natural disasters; (m) risks related to data breaches and data privacy violations; and (n) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Form 10-K for the year ended May 31, 2022, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

Item 8. Financial Statements and Supplementary Data.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(In thousands, except per share amounts)

May 31,	2022	2021
Assets
Current Assets
Cash and cash equivalents	$201,672	$246,704
Trade accounts receivable (less allowances of $46,669 and $55,922, respectively)	1,432,632	1,280,806
Inventories	1,212,618	938,095
Prepaid expenses and other current assets	304,887	316,399
Total current assets	3,151,809	2,782,004
Property, Plant and Equipment, at Cost	2,132,915	1,967,482
Allowance for depreciation	(1,028,932)	(1,002,300)
Property, plant and equipment, net	1,103,983	965,182
Other Assets
Goodwill	1,337,868	1,345,754
Other intangible assets, net of amortization	592,261	628,693
Operating lease right-of-use assets	307,797	300,827
Deferred income taxes	18,914	26,804
Other	195,074	203,705
Total other assets	2,451,914	2,505,783
Total Assets	$6,707,706	$6,252,969
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$800,369	$717,176
Current portion of long-term debt	603,454	1,282
Accrued compensation and benefits	262,445	258,380
Accrued losses	24,508	29,054
Other accrued liabilities	325,632	325,522
Total current liabilities	2,016,408	1,331,414
Long-Term Liabilities
Long-term debt, less current maturities	2,083,155	2,378,544
Operating lease liabilities	265,139	257,415
Other long-term liabilities	276,990	436,176
Deferred income taxes	82,186	106,395
Total long-term liabilities	2,707,470	3,178,530
Contingencies and Accrued Losses (Note Q)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	-	-
Common stock, par value $0.01; authorized 300,000 shares; issued 144,685 and outstanding 129,199 as of May 2022; issued 144,199 and outstanding 129,573 as of May 2021	1,292	1,295
Paid-in capital	1,096,147	1,055,400
Treasury stock, at cost	(717,019)	(653,006)
Accumulated other comprehensive (loss)	(537,337)	(514,884)
Retained earnings	2,139,346	1,852,259
Total RPM International Inc. stockholders' equity	1,982,429	1,741,064
Noncontrolling Interest	1,399	1,961
Total equity	1,983,828	1,743,025
Total Liabilities and Stockholders' Equity	$6,707,706	$6,252,969

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Income

(In thousands, except per share amounts)

Year Ended May 31,	2022	2021	2020
Net Sales	$6,707,728	$6,106,288	$5,506,994
Cost of Sales	4,274,675	3,701,129	3,414,139
Gross Profit	2,433,053	2,405,159	2,092,855
Selling, General and Administrative Expenses	1,788,284	1,664,026	1,548,653
Restructuring Expense	6,276	18,106	33,108
Interest Expense	87,928	85,400	101,003
Investment Expense (Income), Net	7,595	(44,450)	(9,739)
(Gain) on Sales of Assets, Net	(51,983)	-	-
Other (Income) Expense, Net	(11,846)	13,639	12,066
Income Before Income Taxes	606,799	668,438	407,764
Provision for Income Taxes	114,333	164,938	102,682
Net Income	492,466	503,500	305,082
Less: Net Income Attributable to Noncontrolling Interests	985	857	697
Net Income Attributable to RPM International Inc. Stockholders	$491,481	$502,643	$304,385
Average Number of Shares of Common Stock Outstanding:
Basic	127,948	128,334	128,468
Diluted	129,580	128,927	129,974
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$3.81	$3.89	$2.35
Diluted	$3.79	$3.87	$2.34

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

(In thousands)

Year Ended May 31,	2022	2021	2020
Net Income	$492,466	$503,500	$305,082
Other Comprehensive Income, Before Tax:
Foreign Currency Translation Adjustments	(98,940)	148,492	(71,839)
Pension and Other Postretirement Benefit Liability Adjustments
Net Gain (Loss) Arising During the Period	29,674	88,958	(109,358)
Prior Service (Credit) Cost Arising During the Period	(294)	-	893
Less: Amortization of Prior Service (Credit) Included in Net Periodic Pension Cost	(294)	(309)	(246)
Less: Amortization of Net Loss and Settlement Recognition	17,570	33,344	21,176
Effect of Exchange Rates on Amounts Included for Pensions	2,422	(8,009)	1,188
Pension and Other Postretirement Benefit Liability Adjustments	49,078	113,984	(86,347)
Unrealized (Loss) Gain on Available-For-Sale Securities
Unrealized Holding (Losses) Gains During the Period	(1,787)	(593)	1,210
Less: Reclassification Adjustments for Losses (Gains) Included in Net Income	59	(268)	-
Unrealized (Loss) Gain on Available-For-Sale Securities	(1,728)	(861)	1,210
Unrealized Gain (Loss) on Derivatives	48,572	(31,087)	(6,315)
Other Comprehensive (Loss) Income, Before Tax	(3,018)	230,528	(163,291)
Income Tax (Benefit) Expense Related to Components of Other Comprehensive Income	(19,541)	(27,783)	23,403
Other Comprehensive (Loss) Income, After Tax	(22,559)	202,745	(139,888)
Comprehensive Income	469,907	706,245	165,194
Less: Comprehensive Income Attributable to Noncontrolling Interests	879	988	678
Comprehensive Income Attributable to
RPM International Inc. Stockholders	$469,028	$705,257	$164,516

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

(In thousands)

Year Ended May 31,	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$492,466	$503,500	$305,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & Amortization	153,074	146,857	156,842
Restructuring charges, net of payments	(2,516)	(2,909)	6,831
Fair value adjustments to contingent earnout obligations	3,253	(582)	680
Deferred income taxes	(25,067)	20,188	(12,150)
Stock-based compensation expense	40,114	40,926	19,789
Net loss (gain) on marketable securities	17,706	(38,774)	(1,132)
Net (gain) on sales of assets	(51,983)	-	-
Other	(66)	(2,340)	(77)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
(Increase) decrease in receivables	(187,299)	(88,618)	82,060
(Increase) decrease in inventory	(304,197)	(68,802)	21,309
(Increase) decrease in prepaid expenses and other current and long-term assets	(13,040)	(11,457)	17,614
Increase (decrease) in accounts payable	101,223	151,388	(27,111)
Increase (decrease) in accrued compensation and benefits	9,737	62,966	(6,198)
(Decrease) increase in accrued losses	(3,956)	8,510	487
(Decrease) increase in other accrued liabilities	(50,718)	43,010	(23,665)
Other	-	2,293	9,558
Cash Provided By Operating Activities	178,731	766,156	549,919
Cash Flows From Investing Activities:
Capital expenditures	(222,403)	(157,199)	(147,756)
Acquisition of businesses, net of cash acquired	(127,457)	(165,223)	(65,102)
Purchase of marketable securities	(15,032)	(121,669)	(28,891)
Proceeds from sales of marketable securities	21,533	112,298	31,337
Proceeds from sales of assets	76,590	-	-
Other	7,222	5,405	799
Cash (Used For) Investing Activities	(259,547)	(326,388)	(209,613)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	437,564	-	485,306
Reductions of long-term and short-term debt	(101,505)	(188,278)	(471,035)
Cash dividends	(204,394)	(194,720)	(185,101)
Repurchase of common stock	(52,500)	(49,956)	(125,000)
Shares of common stock returned for taxes	(11,549)	(22,826)	(18,075)
Payments of acquisition-related contingent consideration	(5,774)	(2,218)	(606)
Other	(4,452)	(1,621)	(2,359)
Cash Provided By (Used For) Financing Activities	57,390	(459,619)	(316,870)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(21,606)	33,139	(13,188)
Net Change in Cash and Cash Equivalents	(45,032)	13,288	10,248
Cash and Cash Equivalents at Beginning of Period	246,704	233,416	223,168
Cash and Cash Equivalents at End of Period	$201,672	$246,704	$233,416
Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Interest	$81,838	$82,440	$103,143
Income taxes, net of refunds	$172,254	$147,436	$102,892
Supplemental Disclosures of Noncash Investing Activities:
Capital expenditures accrued within accounts payable at year-end	$27,237	$29,848	$27,294

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders' Equity

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
(In thousands)	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2019	130,995	$1,310	$994,508	$(437,290)	$(577,628)	$1,425,052	$1,405,952	$2,653	$1,408,605
Net income	-	-	-	-	-	304,385	304,385	697	305,082
Other comprehensive (loss)	-	-	-	-	(139,869)	-	(139,869)	(19)	(139,888)
Dividends declared and paid ($1.43 per share)	-	-	-	-	-	(185,101)	(185,101)	-	(185,101)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(1,113)	(1,113)
Share repurchases under repurchase program	(2,042)	(20)	20	(125,000)	-	-	(125,000)	-	(125,000)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	558	5	19,900	(17,827)	-	-	2,078	-	2,078
Balance at May 31, 2020	129,511	1,295	1,014,428	(580,117)	(717,497)	1,544,336	1,262,445	2,218	1,264,663
Net income	-	-	-	-	-	502,643	502,643	857	503,500
Other comprehensive income	-	-	-	-	202,613	-	202,613	132	202,745
Dividends declared and paid ($1.50 per share)	-	-	-	-	-	(194,720)	(194,720)	-	(194,720)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(1,246)	(1,246)
Share repurchases under repurchase program	(594)	(6)	6	(49,956)	-	-	(49,956)	-	(49,956)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	656	6	40,966	(22,933)	-	-	18,039	-	18,039
Balance at May 31, 2021	129,573	1,295	1,055,400	(653,006)	(514,884)	1,852,259	1,741,064	1,961	1,743,025
Net income	-	-	-	-	-	491,481	491,481	985	492,466
Other comprehensive loss	-	-	-	-	(22,453)	-	(22,453)	(106)	(22,559)
Dividends declared and paid ($1.58 per share)	-	-	-	-	-	(204,394)	(204,394)	-	(204,394)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(1,441)	(1,441)
Share repurchases under repurchase program	(601)	(6)	6	(52,500)	-	-	(52,500)	-	(52,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	227	3	40,741	(11,513)	-	-	29,231	-	29,231
Balance at May 31, 2022	129,199	$1,292	$1,096,147	$(717,019)	$(537,337)	$2,139,346	$1,982,429	$1,399	$1,983,828

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

During the fiscal year ended May 31, 2022, we completed a total of eight acquisitions in three of our four reportable segments. Most notably, within our CPG reportable segment, we acquired a chemical manufacturing facility located in Corsicana, Texas. The facility will be repurposed to act as a manufacturing campus for a number of RPM's operating companies. Also within our CPG reportable segment, we acquired a provider of indoor air quality solutions headquartered in Clearwater, Florida. We also completed several other acquisitions within our CPG, SPG and PCG reportable segments.

During the fiscal year ended May 31, 2021, we completed a total of four acquisitions in each of our four reportable segments. Within our Consumer reportable segment, we acquired a manufacturer of sandpaper and other abrasives headquartered in Fairborn, Ohio. Within our PCG reportable segment, we acquired a manufacturer of raised flooring systems headquartered in Denver, Colorado. We also completed other acquisitions within our SPG and CPG reportable segments.

The purchase price for each acquisition has been allocated to the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. We have finalized the purchase price allocation for our fiscal 2021 acquisitions. For acquisitions completed during fiscal 2022, the valuations of consideration transferred, total assets acquired and liabilities assumed are substantially complete. The primary areas that remain open relate to working capital adjustments and other intangible asset valuations. Acquisitions are aggregated by year of purchase in the following table:

	Fiscal 2022 Acquisitions			Fiscal 2021 Acquisitions
(In thousands)	Weighted-Average Intangible Asset Amortization Life (In Years)	Total		Weighted-Average Intangible Asset Amortization Life (In Years)	Total
Current assets		$9,604			$50,310
Property, plant and equipment		71,658			27,012
Goodwill	N/A	30,747		N/A	41,654
Trade names - indefinite lives	N/A	1,050		N/A	16,694
Other intangible assets	13	21,010		20	53,894
Other long-term assets		2,316			6,831
Total Assets Acquired		$136,385			$196,395
Liabilities assumed		(7,159)			(24,232)
Net Assets Acquired		$129,226	(1)		$172,163	(2)

(1)
Figure includes cash acquired of $1.8 million.
(2)
Figure includes cash acquired of $6.4 million.

Our Consolidated Financial Statements reflect the results of operations of acquired businesses as of their respective dates of acquisition. Pro-forma results of operations for the years ended May 31, 2022 and 2021 were not materially different from reported results and, consequently, are not presented.

4) Foreign Currency

The functional currency for each of our foreign subsidiaries is its principal operating currency. Accordingly, for the periods presented, assets and liabilities have been translated using exchange rates at year end, while income and expense for the periods have been translated using a weighted-average exchange rate.

The resulting translation adjustments have been recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, and will be included in net earnings only upon the sale or liquidation of the underlying foreign investment, neither of which is contemplated at this time. Transaction losses increased during the current fiscal year due to the strengthening of the U.S. dollar, resulting in net transactional losses of approximately $4.3 million. This compared to more moderate net transactional foreign exchange losses in fiscal 2021 of approximately $2.8 million, and net transactional foreign exchange gains for fiscal 2020 of approximately $0.3 million as a result of more modest fluctuations in the strength of the U.S. dollar.

5) Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. We do not believe we are exposed to any significant credit risk on cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value.

6) Property, Plant & Equipment

May 31,	2022	2021
(In thousands)
Land	$88,137	$93,455
Buildings and leasehold improvements	519,391	518,205
Machinery and equipment	1,525,387	1,355,822
Total property, plant and equipment, at cost	2,132,915	1,967,482
Less: allowance for depreciation and amortization	1,028,932	1,002,300
Property, plant and equipment, net	$1,103,983	$965,182

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

Depreciation is computed primarily using the straight-line method over the following ranges of useful lives:

Buildings and leasehold improvements	1 to 50 years
Machinery and equipment	1 to 36 years

Total depreciation expense for each fiscal period includes the charges to income that result from the amortization of assets recorded under finance leases. For the periods ended May 31, 2022, 2021 and 2020, we recorded depreciation expense of $104.3 million, $99.4 million, and $108.5 million, respectively.

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

For the periods ended May 31, 2022, 2021 and 2020, bad debt expense approximated $4.3 million, $10.0 million and $16.7 million, respectively. Bad debt expense was elevated in fiscal 2021 and 2020 due in part to additional write-offs associated with exiting unprofitable product lines and regions in conjunction with our MAP to Growth. Fiscal 2020 bad debt expense also reflects, although to a much lesser degree, the impact the Covid pandemic had on some of our customers’ ability to pay timely.

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

For the periods ended May 31, 2022, 2021 and 2020, charges related to slow moving and/or obsolete inventory on hand approximated $9.8 million, $3.7 million and $39.6 million, respectively. Charges recorded during fiscal 2022 and fiscal 2021 were more normalized in comparison to fiscal 2020, which had elevated inventory charges associated with our MAP to Growth restructuring activities. During fiscal 2020, we recorded $28.8 million within our Consumer reportable segment consisting of proactive management of excess quantities of inventory in order to accelerate cash conversion, SKU rationalization, and exiting unprofitable product lines and regions and $3.2 million within our PCG segment related to exiting unprofitable product lines and regions.

Inventories were composed of the following major classes:

May 31,	2022	2021
(In thousands)
Raw materials and supplies	$560,886	$447,220
Finished goods	651,732	490,875
Total Inventory	$1,212,618	$938,095

11) Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with the provisions of Accounting Standards Codification ("ASC") 350 and account for business combinations using the acquisition method of accounting and, accordingly, the assets and liabilities of the entities acquired are recorded at their estimated fair values at the acquisition date.

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

We follow the Financial Accounting Standards Board (“FASB”) guidance found in ASC 350 that simplifies how an entity tests goodwill for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform a quantitative goodwill impairment test.

We assess qualitative factors in each of our reporting units that carry goodwill. We assess these qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The quantitative process is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. However, we have an unconditional option to bypass a qualitative assessment and proceed directly to performing the quantitative analysis. We applied the quantitative process during our annual goodwill impairment assessments performed during the fourth quarters of fiscal 2022, 2021 and 2020.

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

Changes in the Composition of Reporting Units in Fiscal 2020

On June 1, 2019, the composition of our reportable segments was revised. Prior to implementing the revised segment reporting structure beginning in fiscal 2020, our previously disclosed Industrial segment comprised two operating segments, the CPG operating segment and the PCG operating segment. Each of these operating segments comprised several reporting units, all of which were tested during the annual goodwill impairment tests during the fourth quarter of fiscal 2020, 2021 and 2022.

Also, in connection with our Map to Growth, we realigned certain businesses and management structure within our SPG segment. As such, our former Wood Finishes Group reporting unit was split into two separate reporting units: Guardian and Wood Finishes Group. Additionally, our former Kop-Coat Group reporting unit was split into two reporting units: Kop-Coat Industrial Protection Products and Kop-Coat Group. We performed an interim goodwill impairment test for each of the new reporting units upon the change in business realignment using a quantitative assessment. We concluded that the estimated fair values exceeded the carrying values for these new reporting units, and accordingly, no indications of impairment were identified as a result of these changes during the first quarter of fiscal 2020.

Conclusion on Annual Goodwill Impairment Tests

As a result of the annual impairment assessments performed for fiscal 2022, 2021 and 2020, there were no goodwill impairments.

Indefinite-Lived Intangible Assets

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter. We follow the guidance provided by ASC 350 that simplifies how an entity tests indefinite-lived intangible assets for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying traditional quantitative tests. We applied quantitative processes during our annual indefinite-lived intangible asset impairment assessments performed during the fourth quarters of fiscal 2022, 2021 and 2020.

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

Our required annual impairment test of each of our indefinite-lived intangible assets performed during fiscal 2022, 2021 and 2020 did not result in an impairment charge.

Although no impairment losses were recorded as a result of our annual impairment tests, we did record an intangible impairment charge in fiscal 2020. In fiscal 2020, in connection with Map to Growth, we recorded an impairment charge of $4.0 million included in restructuring expense in our Consumer reportable segment for impairment losses on indefinite-lived trade names. Refer to Note C “Goodwill and Other Intangible Assets” for additional details on this indefinite-lived intangible asset impairment charge.

Definite-Lived Intangible Assets

In accordance with the guidance provided by ASC 360, we assess identifiable, amortizable intangibles assets for impairment whenever events or changes in facts and circumstances indicate the possibility that the carrying values of these assets may not be recoverable over their estimated remaining useful lives. Factors considered important in our assessment, which might trigger an impairment evaluation, include the following:

•
significant under-performance relative to historical or projected future operating results;
•
significant changes in the manner of our use of the acquired assets;
•
significant changes in the strategy for our overall business; and
•
significant negative industry or economic trends.

Measuring a potential impairment of amortizable intangibles assets requires the use of various estimates and assumptions, including the determination of which cash flows are directly related to the assets being evaluated, the respective useful lives over which those cash flows will occur and potential residual values, if any. If we determine that the carrying values of these assets may not be recoverable based upon the existence of one or more of the above-described indicators or other factors, any impairment amounts would be measured based on the projected net cash flows expected from these assets, including any net cash flows related to eventual disposition activities. The determination of any impairment losses would be based on the best information available, including internal estimates of discounted cash flows; market participant assumptions; quoted market prices, when available; and independent appraisals, as appropriate, to determine fair values. Cash flow estimates would be based on our historical experience and our internal business plans, with appropriate discount rates applied.

We did not record any impairment charges related to our definite-lived intangible assets during fiscal 2022, 2021 and 2020.

12) Advertising Costs

Advertising costs are charged to operations when incurred and are included in SG&A expenses. For the years ended May 31, 2022, 2021 and 2020, advertising costs were $45.4 million, $61.1 million and $49.7 million, respectively.

13) Research and Development

Research and development costs are charged to operations when incurred and are included in SG&A expenses. The amounts charged to expense for the years ended May 31, 2022, 2021 and 2020 were $80.5 million, $77.6 million and $76.5 million, respectively.

14) Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to our associates and directors, which may include restricted stock and stock appreciation rights (“SARs”). We measure stock-based compensation cost at the date of grant, based on the estimated fair value of the award. We recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the related vesting period. Refer to Note J, “Stock-Based Compensation,” for further information.

15) Investment Expense (Income), Net

Investment expense (income), net, consists of the following components:

Year Ended May 31,	2022	2021	2020
(In thousands)
Interest (income)	$(4,435)	$(3,555)	$(5,313)
Net loss (gain) on marketable securities	17,706	(38,774)	(1,629)
Dividend (income)	(5,676)	(2,121)	(2,797)
Investment expense (income), net	$7,595	$(44,450)	$(9,739)

Net Loss (Gain) on Marketable Securities

Year Ended May 31,	2022	2021	2020
(In thousands)
Unrealized losses (gains) on marketable equity securities	$19,164	$(16,133)	$(1,457)
Realized (gains) on marketable equity securities	(1,488)	(22,680)	(237)
Realized losses on available-for-sale debt securities	30	39	65
Net loss (gain) on marketable securities	$17,706	$(38,774)	$(1,629)

16) Other (Income) Expense, Net

Other (income) expense, net, consists of the following components:

Year Ended May 31,	2022	2021	2020
(In thousands)
Royalty (income) expense, net (a)	$(915)	$(387)	$5,206
(Income) related to unconsolidated equity affiliates	(350)	(516)	(165)
Pension non-service (credit) cost	(10,581)	14,542	6,076
Loss on divestiture (b)	-	-	949
Other (income) expense, net	$(11,846)	$13,639	$12,066

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

Basic EPS of common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS of common stock is computed on the basis of the weighted-average number of shares of common stock, plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method. Dilutive potential shares of common stock include outstanding SARS and restricted stock awards. The treasury stock method also assumes that we use the proceeds from the hypothetical exercise of the stock compensation awards to repurchase common stock at the average market price during the period.

The two-class method determines EPS for each class of common stock and participating securities according to dividends and dividend equivalents and their respective participation rights in undistributed earnings.

See Note L, “Earnings Per Share,” to the Consolidated Financial Statements for additional information.

19) Recent Accounting Pronouncements

New Pronouncements Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740),” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments was permitted. Depending on the amendment, adoption may have been applied on the retrospective, modified retrospective or prospective basis. The adoption of this new guidance, effective June 1, 2021 using the prospective method, did not have a material impact on our Consolidated Financial Statements.

New Pronouncements Issued

We are not aware of any recently issued accounting pronouncements that have not yet been adopted by us and which would have a material impact on our consolidated financial statements.

20) Subsequent Event

From June 1, 2022 through July 22, 2022, we repurchased 303,079 shares of RPM common stock since May 31, 2022, at a cost of approximately $25.0 million, or an average of $82.49 per share, under the stock repurchase program described further in Note I, "Stock Repurchase Program."

NOTE B — RESTRUCTURING

We record restructuring charges associated with management-approved restructuring plans to either reorganize one or more of our business segments, or to remove duplicative headcount and infrastructure associated with our businesses. Restructuring charges can include severance costs to eliminate a specified number of associates, infrastructure charges to vacate facilities and consolidate operations, contract cancellation costs and other costs. Restructuring charges are recorded based upon planned associate termination dates and site closure and consolidation plans. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period. We record the short-term portion of our restructuring liability in Other Accrued Liabilities and the long-term portion, if any, in Other Long-Term Liabilities in our Consolidated Balance Sheets.

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

On May 31, 2021, we formally concluded our MAP to Growth. However, certain projects identified prior to May 31, 2021 will not be completed until fiscal 2023, and as such, we have incurred costs in fiscal 2022 and we plan to continue recognizing restructuring expense throughout fiscal 2023. The final implementation and total expected costs are subject to change as we complete these projects.

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

The current total expected costs associated with this plan are outlined in the table below and increased by approximately $0.9 million compared to our prior quarter estimate, primarily attributable to increases of approximately $0.6 million in expected severance and benefit costs and $0.3 million in facility and other closure costs.

A summary of the charges recorded in connection with restructuring by reportable segment during is as follows:

	Year Ended	Year Ended	Year Ended	Cumulative Costs	Total Expected
(In thousands)	May 31, 2022	May 31, 2021	May 31, 2020	to Date	Costs
CPG Segment:
Severance and benefit costs (credits) (a)	$(163)	$3,194	$6,866	$21,125	$21,125
Facility closure and other related costs	1,810	2,103	1,508	8,390	8,606
Other asset write-offs	4	38	352	1,982	1,982
Total Charges	$1,651	$5,335	$8,726	$31,497	$31,713

PCG Segment:
Severance and benefit costs (b)	$324	$2,974	$6,973	$16,683	$17,252
Facility closure and other related costs	823	1,282	1,873	7,452	7,997
Other asset write-offs	-	316	248	917	917
Total Charges	$1,147	$4,572	$9,094	$25,052	$26,166

Consumer Segment:
Severance and benefit costs (c)	$-	$1,840	$3,089	$12,307	$12,307
Facility closure and other related costs	1,038	3,147	2,245	13,119	13,119
Other asset write-offs	-	301	4,094	4,420	4,420
Total Charges	$1,038	$5,288	$9,428	$29,846	$29,846

SPG Segment:
Severance and benefit costs (d)	$249	$1,197	$1,592	$8,376	$9,289
Facility closure and other related costs	679	1,424	2,922	6,269	6,487
Other asset write-offs	(1)	99	119	1,220	1,220
Total Charges	$927	$2,720	$4,633	$15,865	$16,996

Corporate/Other Segment:
Severance and benefit costs (e)	$1,513	$191	$1,227	$15,051	$15,051
Total Charges	$1,513	$191	$1,227	$15,051	$15,051

Consolidated:
Severance and benefit costs	$1,923	$9,396	$19,747	$73,542	$75,024
Facility closure and other related costs	4,350	7,956	8,548	35,230	36,209
Other asset write-offs	3	754	4,813	8,539	8,539
Total Charges	$6,276	$18,106	$33,108	$117,311	$119,772

a)
Severance and benefit recoveries are associated with the adjustment of previously estimated severance accruals partially offset by the elimination of 16 positions during fiscal 2022. Severance and benefit costs are associated with the elimination of 34 positions and 112 positions during fiscal 2021 and 2020, respectively.
b)
Severance and benefit costs are associated with the elimination of 7 positions, 71 positions and 161 positions during fiscal 2022, 2021 and 2020, respectively.
c)
Severance and benefit costs are associated with the elimination of 29 positions and 92 positions during fiscal 2021 and 2020, respectively.
d)
Severance and benefit costs are associated with the elimination of 18 positions and 35 positions and 94 positions during fiscal 2022, 2021 and 2020, respectively.
e)
Severance and benefit costs are associated with the elimination of one position and two positions during fiscal 2022 and 2020, respectively.

A summary of the activity in the restructuring reserves related to our MAP to Growth is as follows:

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2020	$7,357	$5,880	$-	$13,237
Additions charged to expense	9,396	7,956	754	18,106
Cash payments charged against reserve	(12,413)	(8,268)	(335)	(21,016)
Non-cash charges and other adjustments	90	(4,278)	(419)	(4,607)
Balance at May 31, 2021	$4,430	$1,290	$-	$5,720
Additions charged to expense	1,923	4,350	3	6,276
Cash payments charged against reserve	(4,779)	(4,013)	-	(8,792)
Non-cash charges and other adjustments	(784)	(625)	(3)	(1,412)
Balance at May 31, 2022	$790	$1,002	$-	$1,792

We did not incur any material inventory-related charges in connection with our MAP to Growth, during fiscal 2022.

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

NOTE C — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reportable segment, for the years ended May 31, 2022 and 2021, are as follows:

	CPG	PCG	Consumer	SPG
(In thousands)	Segment	Segment	Segment	Segment	Total
Balance as of June 1, 2020	$405,354	$185,404	$496,218	$163,090	$1,250,066
Acquisitions	2,295	16,174	20,126	2,134	40,729
Translation adjustments & other	35,866	5,460	8,886	4,747	54,959
Balance as of May 31, 2021	443,515	207,038	525,230	169,971	1,345,754
Acquisitions	24,539	5,342	-	866	30,747
Translation adjustments & other	(14,403)	(10,565)	(9,633)	(4,032)	(38,633)
Balance as of May 31, 2022	$453,651	$201,815	$515,597	$166,805	$1,337,868

Total accumulated goodwill impairment losses were $156.3 million at May 31, 2022. Of the accumulated balance, $141.4 million was recorded during the fiscal year ended May 31, 2017 by a reporting unit that at the time was included in our Consumer segment and is now included in our SPG segment, and $14.9 million was recorded during the fiscal year ended May 31, 2009 by a reporting unit that at the time was included in our former Industrial reportable segment and is now included in our CPG segment. There were no impairment losses recorded during fiscal 2022, 2021 or 2020.

Other intangible assets consist of the following major classes:

		Gross		Net Other
	Amortization	Carrying	Accumulated	Intangible
(In thousands)	Period (In Years)	Amount	Amortization	Assets
As of May 31, 2022
Amortized intangible assets
Formulae	9 to 33	$234,366	$(181,983)	$52,383
Customer-related intangibles	5 to 33	508,143	(257,219)	250,924
Trademarks/names	5 to 40	35,957	(21,588)	14,369
Other	3 to 30	33,331	(26,831)	6,500
Total Amortized Intangibles		811,797	(487,621)	324,176
Indefinite-lived intangible assets
Trademarks/names		268,085	-	268,085
Total Other Intangible Assets		$1,079,882	$(487,621)	$592,261
As of May 31, 2021
Amortized intangible assets
Formulae	9 to 33	$234,037	$(172,989)	$61,048
Customer-related intangibles	5 to 33	505,710	(233,496)	272,214
Trademarks/names	5 to 40	34,326	(20,575)	13,751
Other	5 to 33	34,086	(25,707)	8,379
Total Amortized Intangibles		808,159	(452,767)	355,392
Indefinite-lived intangible assets
Trademarks/names		273,301	-	273,301
Total Other Intangible Assets		$1,081,460	$(452,767)	$628,693

The aggregate intangible asset amortization expense for the fiscal years ended May 31, 2022, 2021 and 2020 was $45.7 million, $44.3 million and $45.6 million, respectively. For the next five fiscal years, we estimate annual intangible asset amortization expense related to our existing intangible assets to approximate the following: fiscal 2023 — $42.1 million, fiscal 2024 — $38.8 million, fiscal 2025 — $34.0 million, fiscal 2026 — $29.9 million and fiscal 2027 — $28.3 million.

During both fiscal 2022 and fiscal 2021, we did not record an impairment charge. During fiscal 2020 we recorded a $4.0 million impairment loss, which was classified in restructuring expense within our Consumer reportable segment, for impairment losses on indefinite-lived trade names, as a result of a decision to exit an unprofitable business and abandon a tradename in connection with MAP to Growth.

NOTE D — MARKETABLE SECURITIES

The following tables summarize available-for-sale debt securities held at May 31, 2022 and 2021 by asset type:

	Available-For-Sale Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2022
Fixed maturity:
U.S. treasury and other government	$26,522	$55	$(1,338)	$25,239
Corporate bonds	147	12	(4)	155
Total available-for-sale debt securities	$26,669	$67	$(1,342)	$25,394

	Available-For-Sale Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2021
Fixed maturity:
U.S. treasury and other government	$26,154	$593	$(184)	$26,563
Corporate bonds	143	39	-	182
Total available-for-sale debt securities	$26,297	$632	$(184)	$26,745

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

Available-for-sale debt securities are included in other current and long-term assets totaling $6.0 million and $19.4 million at May 31, 2022, respectively, and included in other current and long-term assets totaling $3.9 million and $22.8 million at May 31, 2021, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss), net of applicable taxes, within stockholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds it related fair value.

As of May 31, 2022 and 2021, we held approximately $119.0 million and $142.1 million in marketable equity securities, respectively. Realized and unrealized gains and losses on marketable equity securities are included in investment (income), net in the Consolidated Statements of Income. Refer to Note A(15), “Investment Expense (Income), Net,” for further details.

Summarized below are the available-for-sale debt securities we held at May 31, 2022 and 2021 that were in an unrealized loss position and that were included in accumulated other comprehensive income (loss), aggregated by the length of time the investments had been in that position:

	May 31, 2022		May 31, 2021
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$22,702	$(1,342)	$8,420	$(184)
Unrealized losses with a loss position for less than 12 months	16,273	(543)	6,920	(152)
Unrealized losses with a loss position for more than 12 months	6,429	(799)	1,500	(32)

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

The net carrying values of available-for-sale debt securities at May 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$6,057	$6,048
One year through five years	14,866	14,201
Six years through ten years	3,219	2,993
After ten years	2,527	2,152
	$26,669	$25,394

NOTE E — FAIR VALUE MEASUREMENTS

Financial instruments recorded in the balance sheet include cash and cash equivalents, trade accounts receivable, marketable securities, notes and accounts payable, and debt.

An allowance for credit losses is established for trade accounts receivable using assessments of current creditworthiness of customers, historical collection experience, the aging of receivables and other currently available evidence. Trade accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. All provisions for allowance for doubtful collection of accounts are included in SG&A.

All derivative instruments are recognized in our Consolidated Balance Sheets and measured at fair value. Changes in the fair values of derivative instruments that do not qualify as hedges and/or any ineffective portion of hedges are recognized as a gain or (loss) in our Consolidated Statements of Income in the current period. Changes in the fair value of derivative instruments used effectively as cash flow hedges were recognized in other comprehensive income (loss), along with the change in the value of the hedged item. We do not hold or issue derivative instruments for speculative purposes.

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2022
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$25,239	$-	$25,239
Corporate bonds	-	155	-	155
Total available-for-sale debt securities	-	25,394	-	25,394
Marketable equity securities:
Stocks-foreign	598	-	-	598
Stocks-domestic	5,085	-	-	5,085
Mutual funds - foreign	-	39,139	-	39,139
Mutual funds - domestic	-	74,227	-	74,227
Total marketable equity securities	5,683	113,366	-	119,049
Contingent consideration	-	-	(10,529)	(10,529)
Total	$5,683	$138,760	$(10,529)	$133,914

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2021
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$26,563	$-	$26,563
Corporate bonds	-	182	-	182
Total available-for-sale debt securities	-	26,745	-	26,745
Marketable equity securities:
Stocks-foreign	768	-	-	768
Stocks-domestic	6,975	-	-	6,975
Mutual funds - foreign	-	47,916	-	47,916
Mutual funds - domestic	-	86,428	-	86,428
Total marketable equity securities	7,743	134,344	-	142,087
Contingent consideration	-	-	(13,335)	(13,335)
Total	$7,743	$161,089	$(13,335)	$155,497

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation, which are considered to be Level 3 inputs. During fiscal 2022, we increased our accrual by $3.3 million related to fair value adjustments and paid approximately $5.8 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current year. During fiscal 2021, we paid approximately $2.8 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during fiscal 2021. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payment of contingent consideration in excess of fair value as of the acquisition date, are reported in cash flows from operating activities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these financial instruments. At May 31, 2022 and 2021, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of May 31, 2022 and 2021 are as follows:

	At May 31, 2022
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$201,672	$201,672
Marketable equity securities	119,049	119,049
Available-for-sale debt securities	25,394	25,394
Long-term debt, including current portion	2,686,609	2,618,978

	At May 31, 2021
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$246,704	$246,704
Marketable equity securities	142,087	142,087
Available-for-sale debt securities	26,745	26,745
Long-term debt, including current portion	2,379,826	2,570,206

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

Separately, in February 2020, as a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we executed a cash flow hedge and two cross currency swaps, in which we paid fixed rate interest in Euros and received variable rate interest in U.S. Dollars with a combined notional amount of approximately €277.73 million ($300 million U.S. Dollar equivalent), and which had a maturity date of February 2023. This effectively converted our U.S. Dollar denominated variable rate debt to Euro denominated fixed rate debt. The cash flow hedge was recognized at fair value in our Consolidated Balance Sheets, while changes in the fair value of the hedge were recognized in AOCI when the hedged items affected earnings. Amounts recognized in AOCI were recognized in earnings in interest expense when the hedged interest payment was accrued. We designated the swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that were designated and qualified as hedges of net investments in foreign operations were recognized in AOCI to offset the changes in the values of the net investments being hedged. In addition, in February 2020, as a means of mitigating the variability of the functional-currency-equivalent cash flows associated with the U.S. Dollar denominated term loan facility (referred to as Foreign Borrower’s Term Loan), we executed a cash flow hedge, in which we paid fixed rate interest in Euros and received variable rate interest in U.S. Dollars with a notional amount of approximately €92.52 million ($100 million U.S. Dollar equivalent), and which had a maturity date of February 2023. This effectively converted our U.S. Dollar denominated variable rate debt to Euro denominated fixed rate debt. The cash flow hedge was recognized at fair value in our Consolidated Balance Sheets, while changes in the fair value of the hedge were recognized in AOCI when the hedged items affected earnings. Amounts recorded in AOCI were recognized in earnings in interest expense when the hedged interest payment was accrued. In addition, since this currency swap was a hedge of variability of the functional-currency-equivalent cash flows of a recognized liability to be remeasured at spot exchange rates under ASC 830, an amount that offset the gain or loss arising from the remeasurement of the hedged liability was reclassified each period from AOCI to earnings as foreign exchange gain/(loss), which is a component of SG&A expenses.

In May 2022, the cash flow hedges and cross currency swaps were terminated, and we received cash in the amount of $11.6 million, representing the fair value of the swap and interest accrued through the date of termination. Accordingly, hedge accounting was discontinued. For the cash flow hedges, a hedge accounting reserve balance within AOCI of $1.9 million remained and is being amortized to interest expense in the Consolidated Statements of Operations through the termination of the underlying hedged debt in February 2023. Changes in the fair value of the cross currency swaps were recorded as cumulative translation adjustment within AOCI and will remain in AOCI until either the sale or substantially complete liquidation of the hedged subsidiaries.

The following table summarizes the location and effects of our derivatives instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Income for gains or losses initially recognized in AOCI in the Consolidated Balance Sheet:

	Pretax gain/(loss) recognized in AOCI				Pretax gain/(loss) reclassified from AOCI into Income
(In thousands)	Year Ended May 31,				Year Ended May 31,
Derivatives in hedging relationships	2022	2021	2020	Income Statement Location	2022	2021	2020
Interest Rate Swap (Cash Flow)	$4,508	$(1,226)	$(7,998)	Interest (Expense) Income	$(3,272)	$(3,380)	$170
Cross Currency Swap (Cash Flow)	15,494	(9,207)	(2,254)	Interest Income	611	638	554
Cross Currency Swap (Cash Flow)	-	-	-	Foreign Exchange (Loss)	14,758	(9,874)	(2,654)
Cross Currency Swap (Net Investment)	40,471	(31,380)	1,866	Gain or (loss) on sale of subsidiary	-	-	-
Total	$60,473	$(41,813)	$(8,386)		$12,097	$(12,616)	$(1,930)

Derivatives Not Designated as Hedges

At May 31, 2022 and 2021, we held one foreign currency forward contract at each period end designed to reduce our exposure to changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows. These contracts have not been designated as hedges; therefore, the changes in fair value of the contracts are recognized in earnings as a component of SG&A expenses. Amounts recognized in earnings did not have a material impact on our Consolidated Financial Statements for any period presented. As of May 31, 2022, and May 31, 2021, the notional amounts of the forward contract held to purchase foreign currencies was $238.2 million and $191.7 million, respectively.

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

The fair values of qualifying and non-qualifying instruments used in hedging transactions as of May 31, 2022 and May 31, 2021 are as follows:

(In thousands)			Fair Value
Derivatives Designated as Hedging Instruments		Balance Sheet Location	May 31, 2022	May 31, 2021
Assets:
	Cross Currency Swap (Net Investment)	Other Current Assets	$-	$6,233
	Cross Currency Swap (Cash Flow)	Other Current Assets	-	516
Liabilities:
	Interest Rate Swap (Cash Flow)	Other Accrued Liabilities	-	3,547
	Cross Currency Swap (Net Investment)	Other Accrued Liabilities	-	1,321
	Cross Currency Swap (Net Investment)	Other Long-Term Liabilities	-	39,228
	Cross Currency Swap (Cash Flow)	Other Long-Term Liabilities	-	13,786
	Interest Rate Swap (Cash Flow)	Other Long-Term Liabilities	-	2,467

(In thousands)			Fair Value
Derivatives Not Designated as Hedging Instruments		Balance Sheet Location	May 31, 2022	May 31, 2021
Assets:
	Foreign Currency Exchange	Other Current Assets	$-	$212
Liabilities:
	Foreign Currency Exchange	Other Accrued Liabilities	260	-

NOTE G — BORROWINGS

A description of long-term debt follows:

May 31,	2022	2021
(In thousands)
Revolving credit facility with a syndicate of banks, through October 31, 2023(1)	$442,249	$336,996
Accounts receivable securitization program with two banks, through May 21, 2024	-	-
Unsecured 3.45% senior notes due November 15, 2022 (2)	300,119	300,387
Unsecured $100M Term Loan due February 21, 2023	-	99,880
Unsecured $300M Term Loan due February 21, 2023 (3)	299,798	299,640
Unsecured 3.75% notes due March 15, 2027 (4)	397,842	397,527
Unsecured 4.55% senior notes due March 1, 2029 (5)	347,295	346,904
Unsecured 2.95% notes due January 15, 2032 (6)	296,455	-
Unsecured 5.25% notes due June 1, 2045 (7)	298,836	298,745
Unsecured 4.25% notes due January 15, 2048 (8)	296,836	296,714
Other obligations, including finance leases and unsecured notes payable at various rates of interest due in installments through 2027	7,179	3,033
	2,686,609	2,379,826
Less: current portion	603,454	1,282
Total Long-Term Debt, Less Current Maturities	$2,083,155	$2,378,544

(1)
Interest at May 31, 2022 was tied to LIBOR and averaged 2.3699% for the USD denominated swingline account ($37.7 million), 2.3096% for the USD denominated revolver ($60.0 million), and 1.25% on EUR denominated debt ($346.1 million). Interest at May 31, 2021 was tied to LIBOR and averaged 1.4609% for USD denominated debt ($37.7 million), 1.3950% for AUD denominated debt ($44.0 million) and 1.3750% on EUR denominated debt ($257.9 million). At May 31, 2022 and 2021, the revolving credit facility is adjusted for debt issuance costs, net of amortization, for approximately $1.5 million and $2.6 million, respectively.
(2)
The $300.0 million face amount of the notes due 2022 is adjusted for the mark-to-market derivative asset of approximated ($0.3 million) and ($0.8 million) at May 31, 2022 and 2021, respectively. The original issue discount effectively reduced the ultimate proceeds from the financing. The effective interest rate on the notes, including the amortization of the discount, is 3.465%. At May 31, 2022 and 2021, the notes are reduced by debt issuance costs, net of amortization, for approximately $0.1 million and $0.4 million, respectively.
(3)
At May 31, 2022 and 2021, the Term Loan is adjusted for deferred financing fees, net of amortization, of approximately $0.2 million and $0.5 million, respectively.
(4)
The $400.0 million face amount of the notes due 2027 is adjusted for the amortization of the original issue discount, which approximated $0.3 million and $0.2 million at May 31, 2022 and 2021, respectively. The original issue discount effectively reduced the ultimate proceeds from the financing. The effective interest rate on the notes, including the amortization of the discount, is 3.767%. At May 31, 2022 and 2021, the notes are adjusted for debt issuance costs, net of amortization, for approximately $1.9 million and $2.3 million, respectively.
(5)
The $350.0 million aggregate principal amount of the notes due 2029 is adjusted for the amortization of the original issue discount, which approximated $0.4 million at both May 31, 2022 and 2021. The original issue discount effectively reduced the ultimate proceeds from the financing. The effective interest rate on the notes, including the amortization of the discount, was 4.568%. At May 31, 2022 and 2021, the notes were adjusted for debt issuance costs, net of amortization, for approximately $2.3 million and $2.7 million, respectively.
(6)
The $300.0 million face amount of the notes due 2032 is adjusted for the amortization of the original issue discount, which approximated $0.6 million at May 31, 2022. The original issue discount effectively reduced the ultimate proceeds from the financing. The effective interest rate on the notes, including the amortization of the discount, is 2.976%. At May 31, 2022, the notes are adjusted for debt issuance costs, net of amortization, for approximately $2.9 million.
(7)
The $250.0 million face amount of the notes due 2045 is adjusted for the amortization of the original issue discount, which approximated $1.3 million and $1.4 million at May 31, 2022 and 2021, respectively. The original issue discount effectively reduced the ultimate proceeds from the financing. The effective interest rate on the notes, including the amortization of the discount, is 5.29%. In March 2017, as a further issuance of the 5.25% notes due 2045, we closed an offering of $50.0 million aggregate principal, which is adjusted for the unamortized premium received at issuance, which approximated $2.8 million and $2.9 million at May 31, 2022 and 2021, respectively. The premium effectively increased the proceeds from the financing. The effective interest rate on the $50.0 million notes issued March 2017 is 4.839%. At May 31, 2022 and 2021, the notes are adjusted for debt issuance costs, net of amortization, for approximately $2.6 million and $2.8 million, respectively.
(8)
The $300.0 million face amount of the notes due 2048 is adjusted for the debt issuance cost, net of amortization, which approximated $3.2 million and $3.3 million at May 31, 2022 and 2021, respectively. The effective interest rate on the notes is 4.25%.

The aggregate maturities of long-term debt for the five years subsequent to May 31, 2022 are as follows: fiscal 2023 — $603.8 million; fiscal 2024 — $445.5 million; fiscal 2025 — $1.4 million; fiscal 2026 — $0.8 million; fiscal 2027 — $399.9 million and thereafter $1,250.5 million. Additionally, at May 31, 2022, we had unused lines of credit totaling $1.1 billion.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1,307.9 million at May 31, 2022. Our debt-to-capital ratio was 57.5% at May 31, 2022, compared with 57.8% at May 31, 2021.

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

The Revolving Credit Facility requires us to comply with various customary affirmative and negative covenants, including a leverage covenant (i.e., Net Leverage Ratio) and interest coverage ratio, which are calculated in accordance with the terms as defined by the Revolving Credit Facility. Under the terms of the leverage covenant, we may not permit our leverage ratio for total indebtedness to consolidated EBITDA for the four most recent fiscal quarters to exceed 3.75 to 1.0. During certain periods and per the terms of the Revolving Credit Facility, this ratio may be increased to 4.25 to 1.0 upon delivery of a notice to our lender requesting an increase to our maximum leverage or in connection with certain “material acquisitions.” The minimum required consolidated interest coverage ratio for EBITDA to interest expense is 3.50 to 1. The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended using EBITDA as defined in the Revolving Credit Facility.

As of May 31, 2022, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 2.81 to 1, while our interest coverage ratio was 10.64 to 1. Our available liquidity under our Revolving Credit Facility stood at $856.2 million at May 31, 2022.

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

The maximum availability under the AR Program is $250.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Program. As of May 31, 2022, there was no outstanding balance under the AR Program, which compares with the maximum availability on that date of $250.0 million.

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

In February of 2020, we, and the Foreign Borrower entered into multiple derivative arrangements that effectively fixed interest payment obligations on the entire principal amount of the Term Loans through their maturity. In May of 2022, we terminated the derivative arrangements and paid down the $100 million term loan to the Foreign Borrower. For information regarding our derivative arrangements, see Note F, "Derivatives and Hedging" to the Consolidated Financial Statements. The $300 million Term Loan still outstanding bears an interest at a variable base rate plus a spread determined by our debt rating.

The New Credit Facility contains customary covenants, including but not limited to, limitations on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, make certain investments, or sell or transfer assets. Additionally, we may not permit (i) our consolidated interest coverage ratio to be less than 3.5 to 1.0, or (ii) our leverage ratio (defined as the ratio of total indebtedness, less unencumbered cash and cash equivalents in excess of $50 million, to consolidated EBITDA for the four most recent fiscal quarters) to exceed 3.75 to 1.0. During certain periods this ratio may be increased to 4.25 to 1.0 upon delivery of a notice to our lender requesting an increase to our maximum leverage or in connection with certain "material acquisitions." See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at May 31, 2022.

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

Income before income taxes as shown in the Consolidated Statements of Income is summarized below for the periods indicated.

Year Ended May 31,	2022	2021	2020
(In thousands)
United States	$342,834	$462,468	$317,290
Foreign	263,965	205,970	90,474
Income Before Income Taxes	$606,799	$668,438	$407,764

Provision (benefit) for income taxes consists of the following for the periods indicated:

Year Ended May 31,	2022	2021	2020
(In thousands)
Current:
U.S. federal	$60,818	$60,666	$65,195
State and local	19,495	18,959	17,743
Foreign	59,087	65,125	31,894
Total Current	139,400	144,750	114,832
Deferred:
U.S. federal	(24,025)	20,027	(19,212)
State and local	2,489	3,878	(3,031)
Foreign	(3,531)	(3,717)	10,093
Total Deferred	(25,067)	20,188	(12,150)
Provision for Income Taxes	$114,333	$164,938	$102,682

The significant components of deferred income tax assets and liabilities as of May 31, 2022 and 2021 were as follows:

	2022	2021
(In thousands)
Deferred income tax assets related to:
Inventories	$15,967	$12,189
Accrued compensation and benefits	22,224	24,637
Accrued other expenses	21,782	28,511
Deferred income and other long-term liabilities	25,389	22,859
Credit and net operating and capital loss carryforwards	63,368	65,091
Net unrealized loss on securities	9,386	9,189
Pension and other postretirement benefits	15,699	34,180
Total Deferred Income Tax Assets	173,815	196,656
Less: valuation allowances	(30,509)	(64,696)
Net Deferred Income Tax Assets	143,306	131,960
Deferred income tax (liabilities) related to:
Depreciation	(91,227)	(85,717)
Amortization of intangibles	(112,349)	(107,963)
Unremitted foreign earnings	(3,002)	(17,871)
Total Deferred Income Tax (Liabilities)	(206,578)	(211,551)
Deferred Income Tax Assets (Liabilities), Net	$(63,272)	$(79,591)

At May 31, 2022, we had U.S. capital loss carryforwards of approximately $4.3 million, of which $3.7 million will expire if not used by the end of fiscal 2024, with the balance expiring if unused by the end of fiscal 2025. Also, as of May 31, 2022, we had foreign tax credit carryforwards of $35.8 million, which expire at various dates through fiscal 2032. Additionally, as of May 31, 2022, we had approximately $1.4 million of net tax benefits associated with state net operating loss carryforwards and state tax credit carryforwards, some of which expire at various dates beginning in fiscal 2023. Also, as of May 31, 2022, we had foreign net operating loss carryforwards of approximately $116.8 million, of which approximately $5.0 million will expire at various dates beginning in fiscal 2023 and approximately $111.8 million that have an indefinite carryforward period. Additionally, as of May 31, 2022, we had foreign capital loss carryforwards of approximately $23.8 million that can be carried forward indefinitely.

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

Total valuation allowances of approximately $30.5 million and $64.7 million have been recorded as of May 31, 2022 and 2021, respectively. These recorded valuation allowances relate primarily to U.S. capital losses, state net operating losses and certain foreign net operating losses, and net foreign deferred tax assets. The year-over-year decrease in valuation allowances includes a $21.3 million reversal attributable to U.S. foreign tax credit carryforwards and a $5.6 million reversal related to certain Non-U.S. tax loss carryforwards. Additionally, certain U.S. capital loss carryforwards which were offset by a valuation allowance expired as of May 31, 2022.

The following table reconciles income tax expense (benefit) computed by applying the U.S. statutory federal income tax rate against income (loss) before income taxes to the provision (benefit) for income taxes:

Year Ended May 31,	2022	2021	2020
(In thousands, except percentages)
Income tax expense at the U.S. statutory federal income tax rate	$127,428	$140,372	$85,630
Foreign rate differential and other foreign tax adjustments	6,278	11,942	3,433
State and local income taxes, net	20,393	18,625	11,651
Impact of GILTI provisions	1,709	1,598	3,051
Nondeductible business expense	532	616	2,005
Valuation allowance	(32,720)	(4,389)	14,008
Deferred tax liability for unremitted foreign earnings	(10,686)	5,348	(5,527)
Changes in unrecognized tax benefits	(1,682)	(1,847)	1,292
Equity-based compensation	(1,776)	(8,651)	(5,162)
FY19 GILTI impact of issued regulations	-	-	(4,348)
Other	4,857	1,324	(3,351)
Provision for Income Tax Expense	$114,333	$164,938	$102,682
Effective Income Tax Rate	18.8%	24.7%	25.2%

Uncertain income tax positions are accounted for in accordance with ASC 740. The following table summarizes the activity related to unrecognized tax benefits:

(In millions)	2022	2021	2020
Balance at June 1	$7.5	$9.0	$8.1
Additions for tax positions of prior years	-	-	2.0
Reductions for tax positions of prior years	(1.7)	(1.8)	(0.9)
Foreign currency translation	(0.1)	0.3	(0.2)
Balance at May 31	$5.7	$7.5	$9.0

The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $5.6 million at May 31, 2022, $7.0 million at May 31, 2021 and $8.6 million at May 31, 2020.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At May 31, 2022, 2021 and 2020, the accrual for interest and penalties was $3.2 million, $2.9 million and $2.9 million, respectively. Unrecognized tax benefits, including interest and penalties, have been classified as other long-term liabilities unless expected to be paid in one year.

We file income tax returns in the United States and in various state, local and foreign jurisdictions. With limited exceptions, we are subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal 2015 through 2022. We are currently under examination, or have been notified of an upcoming tax examination, for various non-U.S. and domestic state and local jurisdictions. Although it is possible that certain tax examinations could be resolved during the next 12 months, the timing and outcomes are uncertain.

Our deferred tax liability for unremitted foreign earnings was $3.0 million as of May 31, 2022, which represents our estimate of the tax cost associated with the deemed remittance of $431.4 million of foreign earnings that are not considered to be permanently reinvested.

We have not provided for U.S. income taxes or foreign withholding taxes on the remaining $1.4 billion of foreign unremitted earnings because such earnings have been retained and reinvested by the foreign subsidiaries as of May 31, 2022. Accordingly, no provision has been made for U.S. income taxes or foreign withholding taxes, which may become payable if the remaining unremitted earnings of foreign subsidiaries were distributed to the United States. Due to the uncertainties and complexities involved in the various options for repatriation of foreign earnings, it is not practical to calculate the deferred taxes associated with the remaining foreign earnings.

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

During the fiscal year ended May 31, 2022, we repurchased 601,155 shares of our common stock at a cost of approximately $52.5 million, or an average cost of $87.33 per share, under this program. During the fiscal year ended May 31, 2021, we repurchased 594,061 shares of our common stock at a cost of approximately $50.0 million, or an average cost of $84.09 per share, under this program. During the fiscal year ended May 31, 2020, we repurchased 2,041,847 shares of our common stock at a cost of approximately $125.0 million, or an average cost of $61.22 per share, under this program. The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $367.3 million at May 31, 2022.

NOTE J — STOCK-BASED COMPENSATION

Stock-based compensation represents the cost related to stock-based awards granted to our associates and directors; these awards include restricted stock, restricted stock units, performance stocks, performance stock units and SARs. We grant stock-based incentive awards to our associates and our directors under various share-based compensation plans. The plan that is active or provides for stock option grants or share-based payment awards is the Amended and Restated 2014 Omnibus Equity and Incentive Plan (the “2014 Omnibus Plan”), which includes provisions for grants of restricted stock, restricted stock units, performance stock, performance stock units and SARs. Other plans, which provide for restricted stock grants only, include the 2003 Restricted Stock Plan for Directors (the “2003 Plan”) and the 2007 Restricted Stock Plan (the “2007 Plan”). At May 31, 2022, the shares available for grant out of the 2003 Plan and the 2007 Plan have been exhausted, and all future grants will be issued from the 2014 Omnibus Plan.

We measure stock-based compensation cost at the date of grant, based on the estimated fair value of the award. We recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the related vesting period.

The following table represents total stock-based compensation expense included in our Consolidated Statements of Income:

Year Ended May 31,	2022	2021	2020
(In thousands)
Stock-based compensation expense, included in SG&A	$40,114	$40,926	$19,789
Stock-based compensation expense, included in restructuring expense	630	47	116
Total stock-based compensation cost	40,744	40,973	19,905
Income tax (benefit)	(5,621)	(6,877)	(2,784)
Total stock-based compensation cost, net of tax	$35,123	$34,096	$17,121

SARs

SARs are awards that allow our associates to receive shares of our common stock at a fixed price. We grant SARs at an exercise price equal to the stock price on the date of the grant. The fair value of SARs granted is estimated as of the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options granted is derived from the input of the option-pricing model and represents the period of time that options granted are expected to be outstanding. Expected volatility rates are based on historical volatility of shares of our common stock.

The following is a summary of our weighted-average assumptions related to SARs grants made during the last three fiscal years:

Year Ended May 31,	2022	2021	2020
Risk-free interest rate	0.9%	0.4%	1.9%
Expected life of option	6.0 yrs	6.5 yrs	6.5 yrs
Expected dividend yield	1.8%	1.8%	2.3%
Expected volatility rate	24.1%	24.0%	22.4%

The 2014 Omnibus Plan was approved by our stockholders on October 9, 2014, and amendments to the 2014 Omnibus Plan were subsequently approved by our stockholders in 2018 and 2019. The 2014 Omnibus Plan provides us with the flexibility to grant a wide variety of stock and stock-based awards, as well as dollar-denominated performance-based awards, and is intended to be the primary stock-based award program for covered associates. SARs are issued at fair value at the date of grant, have up to ten-year terms and have graded-vesting terms over four years. Compensation cost for these awards is recognized on a straight-line basis over the related vesting period. Currently all SARs outstanding are to be settled with stock. As of May 31, 2022, there were 2,300,000 SARs outstanding.

The following tables summarize option and share-based payment activity (including SARs) under these plans during the fiscal year ended May 31, 2022:

	2022
Share-Based Payments	Weighted Average Exercise Price	Number of Shares Under Option
(Shares in thousands)
Balance at June 1, 2021	$59.28	2,005
Options granted	86.93	340
Options exercised	69.71	(45)
Balance at May 31, 2022	63.16	2,300
Exercisable at May 31, 2022	$55.88	1,490

SARs	2022	2021	2020
(In thousands, except per share amounts)
Weighted-average grant-date fair value per SAR	$16.72	$14.38	$11.59
Intrinsic value of options exercised	$13.77	$8.80	$9.62
Tax benefit from options exercised	$88	$8,821	$5,936
Fair value of SARS vested	$13.49	$12.59	$12.27

At May 31, 2022, the aggregate intrinsic value and weighted-average remaining contractual life of options outstanding was $57.4 million and 5.87 years, respectively, while the aggregate intrinsic value and weighted-average remaining contractual life of options exercisable was $48.0 million and 4.65 years, respectively.

At May 31, 2022, the total unamortized stock-based compensation expense related to SARs that were previously granted was $7.8 million, which is expected to be recognized over 2.50 years. We anticipate that approximately 2.3 million shares at a weighted-average exercise price of $63.14 and a weighted-average remaining contractual term of 5.87 years will ultimately vest under these plans.

Restricted Stock Plans

We also grant stock-based awards, which may be made in the form of restricted stock, restricted stock units, performance stock and performance stock units. These awards are granted to eligible associates or directors, and entitle the holder to shares of our common stock as the award vests. The fair value of the awards is determined and fixed based on the stock price at the date of grant. A description of our restricted stock plans follows.

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

The following table summarizes the share-based performance-earned restricted stock (“PERS”) and performance stock units (“PSUs”) activity during the fiscal year ended May 31, 2022:

	Weighted-Average
	Grant-Date
	Fair Value	2022
(Shares in thousands)
Balance at June 1, 2021	$69.13	1,116
Shares granted	86.88	432
Shares forfeited	67.94	(125)
Shares vested	63.65	(313)
Balance at May 31, 2022	$77.71	1,110

The weighted-average grant-date fair value was $86.88, $80.67 and $63.52 for the fiscal years ended May 31, 2022, 2021 and 2020, respectively. The restricted stock and performance stock cliff vest after three years. Nonvested restricted shares of common stock under the 2014 Omnibus Plan are eligible for dividend payments, while performance stock units are not eligible for dividend payments. At May 31, 2022, remaining unamortized deferred compensation expense for performance-earned restricted stock totaled $22.4 million. The remaining amount is being amortized over the applicable vesting period for each participant.

On July 18, 2019, our Compensation Committee granted in the aggregate 178,000 Performance Stock Units (the “2019 PSUs”) to certain executives at a weighted-average grant-date price of $62.17 per PSU. The awards are contingent upon the level of attainment of performance goals for the three-year performance period from June 1, 2019 ending May 31, 2022. Vesting of 50% of the 2019 PSUs relates to compounded annualized growth rates in adjusted revenue for the period, and the vesting of the remaining 50% relates to an increase in EBIT margin, measured at the end of the three-year performance period. The number of PSUs that may vest with respect to the achievement of the performance goals may range from 0% to 200% of the PSUs granted under this program. Compensation cost for these awards has been recognized on a straight-line basis over the related performance period, with consideration given to the probability of attaining the performance goals. As of May 31, 2022, there were 153,000 2019 PSUs outstanding and the expense has been fully recognized, in line with the final results achieved for the three-year performance period as compared to the performance goals.

On July 22, 2020, our Compensation Committee granted in the aggregate 225,500 Performance Stock Units (the “2020 PSUs”) to certain executives at a weighted-average grant-date price of $78.49 per PSU. The awards are contingent upon the level of attainment of performance goals for the three-year performance period from June 1, 2020 ending May 31, 2023. Vesting of 50% of the 2020 PSUs relates to compounded annualized growth rates in adjusted revenue for the period, and the vesting of the remaining 50% relates to an increase in EBIT margin, measured at the end of the three-year performance period. The number of PSUs that may vest with respect to the achievement of the performance goals may range from 0% to 200% of the PSUs granted under this program. Compensation cost for these awards has been recognized on a straight-line basis over the related performance period, with consideration given to the probability of attaining the performance goals. As of May 31, 2022, there were 196,250 2020 PSUs outstanding and $7.9 million unamortized stock-based compensation, which is expected to be recognized over a weighted average period of 1.0 years.

On July 21, 2021, our Compensation Committee granted in the aggregate 157,700 Performance Stock Units (the “2021 PSUs”) to certain executives at a weighted-average grant-date price of $86.93 per PSU. The awards are contingent upon the level of attainment of performance goals for the three-year performance period from June 1, 2021 ending May 31, 2024. Vesting of 50% of the 2021 PSUs relates to compounded annualized growth rates in adjusted revenue for the period, and the vesting of the remaining 50% relates to an increase in EBIT margin, measured at the end of the three-year performance period. The number of PSUs that may vest with respect to the achievement of the performance goals may range from 0% to 200% of the PSUs granted under this program. Compensation cost for these awards has been recognized on a straight-line basis over the related performance period, with consideration given to the probability of attaining the performance goals. As of May 31, 2022, there were 147,900 2021 PSUs outstanding and $8.8 million unamortized stock-based compensation, which is expected to be recognized over a weighted average period of 2.0 years.

The 2003 Plan was approved on October 10, 2003 by our stockholders, and was established primarily for the purpose of recruiting and retaining directors, and to align the interests of directors with the interests of our stockholders. Only directors who are not our associates are eligible to participate. Under the 2003 Plan, up to 500,000 shares of our common stock may be awarded, with awards cliff vesting over a three-year period. At May 31, 2022, the shares available for grant out of the 2003 Plan have been exhausted, and all future grants will be issued from the 2014 Omnibus Plan. The following table summarizes the share-based activity under the 2003 Plan and 2014 Omnibus Plan related to directors during fiscal 2022:

	Weighted-Average
	Grant-Date
	Fair Value	2022
(Shares in thousands)
Balance at June 1, 2021	$71.19	56
Shares granted to directors	81.53	18
Shares vested	60.50	(18)
Balance at May 31, 2022	$77.95	56

The weighted-average grant-date fair value was $81.53, $87.35 and $67.26 for the fiscal years ended May 31, 2022, 2021 and 2020, respectively. Unamortized deferred compensation expense relating to restricted stock grants for directors of $2.0 million at May 31, 2022, is being amortized over the applicable remaining vesting period for each director. Nonvested restricted shares of common stock under the 2003 Plan are eligible for dividend payments. At May 31, 2022, the shares available for grant out of the 2003 Plan have been exhausted, and all future grants will be issued from the 2014 Omnibus Plan.

During fiscal 2022, a total of 23,869 shares were awarded under the 2014 Omnibus Plan to certain associates as supplemental retirement benefits, generally subject to forfeiture. The shares vest upon the latter of attainment of age 55 and the fifth anniversary of the May 31st immediately preceding the date of the grant. The following table sets forth such awards for the year ended May 31, 2022:

	Weighted-Average
	Grant-Date
	Fair Value	2022
(Shares in thousands)
Balance at June 1, 2021	$37.89	418
Shares granted	86.93	24
Shares exercised	44.91	(56)
Balance at May 31, 2022	$40.08	386

The weighted-average grant-date fair value was $86.93, $78.49 and $62.17 for the fiscal years ended May 31, 2022, 2021 and 2020, respectively. As noted above, as of May 31, 2022, no shares remain available for future grant under the 2007 Plan, and future issuances of shares as supplemental retirement benefits are made under the 2014 Omnibus Plan. At May 31, 2022, unamortized stock-based compensation expense of $0.1 million and $4.3 million relating to the 2007 Plan and the 2014 Omnibus Plan, respectively, are being amortized over the applicable vesting period associated with each participant.

The following table summarizes the activity for all nonvested restricted shares during the year ended May 31, 2022:

	Weighted-Average
	Grant-Date Fair	Number of
	Value	Shares
(Shares in thousands)
Balance at June 1, 2021	$67.65	1,333
Granted	86.68	474
Vested	61.51	(441)
Forfeited	73.69	(70)
Balance at May 31, 2022	$76.38	1,296

The remaining weighted-average contractual term of nonvested restricted shares at May 31, 2022 is the same as the period over which the remaining cost of the awards will be recognized, which is approximately 2.09 years. The fair value of the nonvested restricted share awards have been calculated using the market value of the shares on the date of issuance. For the years ended May 31, 2022, 2021 and 2020, the weighted-average grant-date fair value for restricted share grants was $86.68, $80.77 and $63.62, respectively. The total fair value of shares that vested during the years ended May 31, 2022, 2021 and 2020 was $27.2 million, $12.5 million and $20.8 million, respectively. We anticipate that approximately 1.30 million shares at a weighted-average grant-date fair value of $76.38 and a weighted-average remaining contractual term of 2.09 years will ultimately vest, based upon the unique terms and participants of each plan. 441,594 shares of restricted stock were vested during the year ended May 31, 2022, with 250,329 restricted shares vested during the year ended May 31, 2021. The total intrinsic value of restricted shares converted during the years ended May 31, 2022, 2021 and 2020 was $33.0 million, $20.7 million and $26.8 million, respectively.

Total unrecognized compensation cost related to all nonvested awards of restricted shares of common stock was $45.5 million as of May 31, 2022. That cost is expected to be recognized over a weighted-average period of 2.09 years. We did not receive any cash from associates as a result of associate vesting and release of restricted shares for the year ended May 31, 2022.

NOTE K — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following components:

		Pension And
		Other
		Postretirement	Unrealized	Unrealized
	Foreign	Benefit	Gain	Gain (Loss)
	Currency	Liability	(Loss) On	On
	Translation	Adjustments,	Derivatives,	Securities,
(In thousands)	Adjustments	Net of Tax	Net of Tax	Net of Tax	Total
Balance at June 1, 2019	$(370,495)	$(211,645)	$4,379	$133	$(577,628)
Reclassification adjustments for gains (losses) included in net income, net of taxes of $0	-	-	-	-	-
Other comprehensive income	(71,820)	(86,347)	(6,315)	1,210	(163,272)
Deferred taxes	1,583	20,275	1,865	(320)	23,403
Balance at May 31, 2020	(440,732)	(277,717)	(71)	1,023	(717,497)
Reclassification adjustments for gains included in net income, net of taxes of $77	-	-	-	191	191
Other comprehensive income	148,360	113,984	(31,087)	(1,052)	230,205
Deferred taxes	(7,993)	(26,877)	7,176	(89)	(27,783)
Balance at May 31, 2021	(300,365)	(190,610)	(23,982)	73	(514,884)
Reclassification adjustments for gains included in net income, net of taxes of $2	-	-	-	57	57
Other comprehensive income	(98,834)	49,078	48,572	(1,785)	(2,969)
Deferred taxes	3,726	(11,851)	(11,419)	3	(19,541)
Balance at May 31, 2022	$(395,473)	$(153,383)	$13,171	$(1,652)	$(537,337)

NOTE L — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share for the years ended May 31, 2022, 2021 and 2020:

Year Ended May 31,	2022	2021	2020
(In thousands, except per share amounts)
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$491,481	$502,643	$304,385
Less: Allocation of earnings and dividends to participating securities	(3,924)	(4,018)	(1,956)
Net income available to common shareholders - basic	487,557	498,625	302,429
Reverse: Allocation of earnings and dividends to participating securities	3,924	-	1,956
Add: Undistributed earnings reallocated to unvested shareholders	-	13	-
Net income available to common shareholders - diluted	$491,481	$498,638	$304,385
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,948	128,334	128,468
Average diluted options	1,632	593	1,506
Total shares for diluted earnings per share (1)	129,580	128,927	129,974
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$3.81	$3.89	$2.35
Method used to calculate basic earnings per share	Two-Class	Two-Class	Two-Class
Diluted Earnings Per Share of Common Stock	$3.79	$3.87	$2.34
Method used to calculate diluted earnings per share	Treasury	Two-Class	Treasury

(1)
For the years ended May 31, 2022, 2021 and 2020, approximately 655,000, 362,016 and 340,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

NOTE M — LEASES

We have leases for manufacturing facilities, warehouses, office facilities, equipment, and vehicles, which are primarily classified and accounted for as operating leases. We have a small portfolio of finance leases, which are not material to our Consolidated Financial Statements. Some leases include one or more options to renew, generally at our sole discretion, with renewal terms that can extend the lease term from one to five years or more. In addition, certain leases contain termination options, where the rights to terminate are held by either us, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that we will exercise that option. We have made an accounting policy election not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less, with no renewal option that we are reasonably certain to exercise. ROU assets and lease liabilities are recognized based on the present value of the fixed and in-substance fixed lease payments over the lease term at the commencement date. The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives. We use our incremental borrowing rate as the discount rate to determine the present value of the lease payments for leases, as our leases do not have readily determinable implicit discount rates. Our incremental borrowing rate is the rate of interest that we would have to borrow on a collateralized basis over a similar term and amount in a similar economic environment. We determine the incremental borrowing rates for our leases by adjusting the local risk-free interest rate with a credit risk premium corresponding to our credit rating.

Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease expense is recognized as a combination of the amortization expense for the ROU assets and interest expense for the outstanding lease liabilities using the discount rate discussed above. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any significant residual value guarantees or material restrictive covenants. Income from subleases was not significant for any period presented.

The following represents our lease costs as of May 31, 2022 and 2021:

May 31,	2022	2021	2020
(In thousands)
Operating lease expense	$78,479	$76,581	$73,665
Variable lease expense	10,795	9,292	7,243
Short-term lease expense	2,132	2,022	2,583

The following represents our supplemental cash flow, balance sheet, and other required disclosures as of May 31, 2022 and 2021:

May 31,	2022	2021
(In thousands)
Operating cash outflows from operating leases	$73,566	$71,257
Leased assets obtained in exchange for operating lease obligations	79,150	69,375

Current portion of operating leases within Other Accrued Liabilities	$58,292	$58,563

Weighted average remaining lease term for operating leases (in years)	8.5	8.6
Weighted average discount rate for operating leases	3.3%	3.4%

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of May 31, 2022:

(In thousands)
Year ending May 31,	Operating Leases
2023	$67,339
2024	56,556
2025	44,471
2026	37,254
2027	33,100
Thereafter	137,356
Total lease payments	$376,076
Less imputed interest	52,645
Total present value of lease liabilities	$323,431

NOTE N - (GAIN) ON SALES OF ASSETS, NET

During the fiscal year ended May 31, 2022, we recognized net gains of $52.0 million on the sales of certain real property assets. Most significantly, certain real property assets for the Toronto, Ontario location, within our CPG segment, were sold on September 15, 2021 for $49.8 million. We received $48.0 million of net proceeds after adjustments and expenses and recognized a gain on sale of $41.9 million. The purpose of the transaction was to generate cash by monetizing a real estate market opportunity.

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

NOTE O — PENSION PLANS

We sponsor several pension plans for our associates, including our principal plan (the “Retirement Plan”), which is a non-contributory defined benefit pension plan covering substantially all domestic non-union associates. Pension benefits are provided for certain domestic union associates through separate plans. Associates of our foreign subsidiaries receive pension coverage, to the extent deemed appropriate, through plans that are governed by local statutory requirements.

The Retirement Plan provides benefits that are based upon years of service and average compensation with accrued benefits vesting after five years. Benefits for union associates are generally based upon years of service, or a combination of years of service and average compensation. Our pension funding policy considers contributions in an amount on an annual basis that can be deducted for federal income tax purposes, using a different actuarial cost method and different assumptions from those used for financial reporting. For the fiscal year ending May 31, 2023, we are required to contribute approximately $1.3 million to the retirement plans in the United States and approximately $4.9 million to our foreign plans. During the year, we will evaluate whether to make additional contributions. During fiscal 2022, we contributed $65.6 million to the pension plans in the United States which was in excess of the required contribution of $1.0 million but serves to improve the funded status of the plans.

Net periodic pension cost consisted of the following for the year ended May 31:

	U.S. Plans			Non-U.S. Plans
(In thousands)	2022	2021	2020	2022	2021	2020
Service cost	$47,655	$44,520	$39,425	$5,023	$6,355	$5,400
Interest cost	15,366	15,223	20,415	4,948	5,308	4,842
Expected return on plan assets	(41,544)	(33,115)	(34,291)	(7,691)	(7,286)	(7,118)
Amortization of:
Prior service cost (credit)	5	8	9	(139)	(150)	(36)
Net actuarial losses recognized	16,900	30,005	18,516	465	2,377	2,029
Curtailment/settlement losses	16	-	-	7	356	86
Net Pension Cost	$38,398	$56,641	$44,074	$2,613	$6,960	$5,203

The changes in benefit obligations and plan assets, as well as the funded status of our pension plans at May 31, 2022 and 2021, were as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2022	2021	2022	2021
Benefit obligation at beginning of year	$822,073	$762,739	$232,028	$210,278
Service cost	47,655	44,520	5,023	6,355
Interest cost	15,366	15,223	4,948	5,308
Benefits paid	(59,795)	(64,139)	(7,657)	(9,248)
Participant contributions	-	-	1,138	1,140
Plan amendments	-	-	293	-
Plan settlements/curtailments	(190)	-	(1,330)	(2,342)
Actuarial (gains)/losses	(121,374)	63,730	(34,638)	(7,774)
Premiums paid	-	-	(107)	(103)
Currency exchange rate changes	-	-	(17,164)	28,414
Benefit Obligation at End of Year	$703,735	$822,073	$182,534	$232,028
Fair value of plan assets at beginning of year	$672,377	$516,550	$239,853	$194,874
Actual (loss) return on plan assets	(61,036)	157,702	(25,430)	21,350
Employer contributions	65,604	62,264	4,626	7,119
Participant contributions	-	-	1,138	1,140
Benefits paid	(59,795)	(64,139)	(7,657)	(9,248)
Premiums paid	-	-	(107)	(103)
Plan settlements/curtailments	(190)	-	(1,330)	(2,327)
Currency exchange rate changes	-	-	(17,718)	27,048
Fair Value of Plan Assets at End of Year	$616,960	$672,377	$193,375	$239,853
(Deficit)/Surplus of plan assets versus benefit obligations at end of year	$(86,775)	$(149,696)	$10,841	$7,825
Net Amount Recognized	$(86,775)	$(149,696)	$10,841	$7,825
Accumulated Benefit Obligation	$610,433	$702,315	$172,141	$217,012

The fair value of the assets held by our pension plans has decreased at May 31, 2022 since our previous measurement date at May 31, 2021, due to market returns. Total plan liabilities have decreased due to an increase in the discount rate used to value the liability. We have decreased our recorded liability for the net underfunded status of our pension plans. We expect pension expense in fiscal 2023 to be higher when compared to our fiscal 2022 expense level due to a reduction in expected return on plan assets and higher interest costs which will only be partially offset by a reduction in service cost due to higher discount rates. Any future declines in the value of our pension plan assets or increases in our plan liabilities could require us to increase our recorded liability for the net underfunded status of our pension plans and could also require accelerated and higher cash contributions to our pension plans.

Amounts recognized in the Consolidated Balance Sheets for the years ended May 31, 2022 and 2021 are as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2022	2021	2022	2021
Noncurrent assets	$77	$-	$22,399	$22,698
Current liabilities	(8)	(8)	(443)	(471)
Noncurrent liabilities	(86,844)	(149,688)	(11,115)	(14,402)
Net Amount Recognized	$(86,775)	$(149,696)	$10,841	$7,825

The following table summarizes the relationship between our plans' benefit obligations and assets:

	U.S. Plans
	2022		2021
(In thousands)	Benefit Obligation	Plan Assets	Benefit Obligation	Plan Assets
Plans with projected benefit obligations in excess of plan assets	$702,511	$615,659	$822,073	$672,377
Plans with accumulated benefit obligations in excess of plan assets	10,542	10,024	702,315	672,377
Plans with assets in excess of projected benefit obligations	1,224	1,301	-	-
Plans with assets in excess of accumulated benefit obligations	599,891	606,936	-	-

	Non-U.S. Plans
	2022		2021
(In thousands)	Benefit Obligation	Plan Assets	Benefit Obligation	Plan Assets
Plans with projected benefit obligations in excess of plan assets	$36,607	$25,049	$45,294	$30,421
Plans with accumulated benefit obligations in excess of plan assets	32,808	22,844	43,522	30,421
Plans with assets in excess of projected benefit obligations	145,927	168,326	186,734	209,432
Plans with assets in excess of accumulated benefit obligations	139,333	170,531	173,490	209,432

The following table presents the pretax net actuarial loss and prior service (cost) recognized in accumulated other comprehensive income (loss) not affecting retained earnings:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2022	2021	2022	2021
Net actuarial loss	$(214,607)	$(250,317)	$(25,984)	$(30,045)
Prior service (costs) credits	(7)	(12)	518	1,023
Total recognized in accumulated other comprehensive income not affecting retained earnings	$(214,614)	$(250,329)	$(25,466)	$(29,022)

The following table includes the changes recognized in other comprehensive income:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2022	2021	2022	2021
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Prior service cost	$-	$-	$294	$-
Net (gain) arising during the year	(18,794)	(60,857)	(1,517)	(21,838)
Effect of exchange rates on amounts included in AOCI	-	-	(1,999)	6,465
Amounts recognized as a component of net periodic benefit cost:
Amortization or curtailment recognition of prior service (cost) benefit	(5)	(8)	139	150
Amortization or settlement recognition of net (loss)	(16,916)	(30,005)	(473)	(2,748)
Total recognized in other comprehensive (income)	$(35,715)	$(90,870)	$(3,556)	$(17,971)

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

The following weighted-average assumptions were used to determine our year-end benefit obligations and net periodic pension cost under the plans:

	U.S. Plans		Non-U.S. Plans
Year-End Benefit Obligations	2022	2021	2022	2021
Discount rate	4.43%	2.75%	4.02%	2.72%
Rate of compensation increase	3.21%	3.19%	2.94%	2.91%

	U.S. Plans			Non-U.S. Plans
Net Periodic Pension Cost	2022	2021	2020	2022	2021	2020
Discount rate	2.76%	2.78%	3.65%	2.72%	2.49%	2.61%
Expected return on plan assets	6.50%	7.00%	7.40%	3.46%	3.30%	3.91%
Rate of compensation increase	3.19%	3.19%	3.80%	2.91%	2.86%	2.86%

The following tables illustrate the weighted-average actual and target allocation of plan assets:

	U.S. Plans
	Target Allocation	Actual Asset Allocation
(Dollars in millions)	as of May 31, 2022	2022	2021
Equity securities	55%	$326.2	$387.1
Fixed income securities	20%	117.0	112.0
Multi-class	20%	136.6	150.8
Cash	5%	37.0	22.3
Other		0.2	0.2
Total assets	100%	$617.0	$672.4

	Non-U.S. Plans
	Target Allocation	Actual Asset Allocation
(Dollars in millions)	as of May 31, 2022	2022	2021
Equity securities	37%	$69.2	$103.4
Fixed income securities	52%	101.1	108.2
Cash		0.1	0.1
Property and other	11%	23.0	28.2
Total assets	100%	$193.4	$239.9

The following tables present our pension plan assets as categorized using the fair value hierarchy at May 31, 2022 and 2021:

U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2022
U.S. Treasury and other government	$-	$34,902	$-	$34,902
State and municipal bonds	-	576	-	576
Foreign bonds	-	1,150	-	1,150
Mortgage-backed securities	-	10,254	-	10,254
Corporate bonds	-	23,883	-	23,883
Stocks - large cap	30,295	-	-	30,295
Mutual funds - equity	-	295,905	-	295,905
Mutual funds - multi-class	-	136,583	-	136,583
Mutual funds - fixed	-	16,368	-	16,368
Cash and cash equivalents	37,004	-	-	37,004
Limited partnerships	-	-	166	166
Investments measured at NAV (1)				29,874
Total	$67,299	$519,621	$166	$616,960

(1)
In accordance with Subtopic 820-10, Fair Value Measurements and Disclosures, certain investments that are measured at fair value using the net asset value ("NAV") per share practical expedient have not been classified in the fair value hierarchy. The investments that are measured at fair value using NAV per share included in the table above are intended to permit reconciliation of the fair value hierarchy to the fair value of the plan assets at the end of each period.

Non-U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2022
Pooled equities	$-	$68,067	$-	$68,067
Pooled fixed income	-	100,151	-	100,151
Foreign bonds	-	920	-	920
Insurance contracts	-	-	23,013	23,013
Mutual funds	-	1,115	-	1,115
Cash and cash equivalents	109	-	-	109
Total	$109	$170,253	$23,013	$193,375

U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2021
U.S. Treasury and other government	$-	$20,752	$-	$20,752
State and municipal bonds	-	767	-	767
Foreign bonds	-	1,068	-	1,068
Mortgage-backed securities	-	17,628	-	17,628
Corporate bonds	-	42,370	-	42,370
Stocks - large cap	40,332	-	-	40,332
Mutual funds - equity	-	346,790	-	346,790
Mutual funds - multi-class	-	150,838	-	150,838
Mutual funds - fixed	-	29,440	-	29,440
Cash and cash equivalents	22,224	-	-	22,224
Limited partnerships	-	-	168	168
Total	$62,556	$609,653	$168	$672,377

Non-U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2021
Pooled equities	$-	$101,975	$-	$101,975
Pooled fixed income	-	107,457	-	107,457
Foreign bonds	-	717	-	717
Insurance contracts	-	-	28,230	28,230
Mutual funds	-	1,397	-	1,397
Cash and cash equivalents	77	-	-	77
Total	$77	$211,546	$28,230	$239,853

The following table includes the activity that occurred during the years ended May 31, 2022 and 2021 for our Level 3 assets:

		Actual Return on Plan Assets For:
	Balance at	Assets Still Held	Assets Sold	Purchases, Sales and	Balance at
(In thousands)	Beginning of Period	at Reporting Date	During Year	Settlements, net (1)	End of Period
Year ended May 31, 2022	$28,398	(1,009)	-	(4,210)	$23,179
Year ended May 31, 2021	27,437	455	-	506	28,398

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

The goals of the investment strategy for pension assets include: the total return of the funds shall, over an extended period of time, surpass an index composed of the MSCI World Stock Index (equity), the Barclays Long-Term Government/Credit Index (fixed income), and 30-day Treasury Bills (cash), weighted appropriately to match the asset allocation of the plans. The equity portion of the funds shall surpass the MSCI World Stock Index over a full market cycle, while the fixed-income portion shall surpass Barclays Long-Term Government/Credit Index over a full market cycle. The purpose of the fixed-income fund is to reduce the overall volatility of the plan liabilities and provide a hedge against interest rate fluctuations. Therefore, the primary objective of the fixed-income portion is to match the Barclays Long-Term Government/Credit Index.

We expect to pay the following estimated pension benefit payments in the next five years (in millions): $65.5 in 2023, $68.8 in 2024, $70.9 in 2025, $73.9 in 2026 and $76.3 in 2027. In the five years thereafter (2028-2032), we expect to pay $379.8 million.

In addition to the defined benefit pension plans discussed above, we also sponsor associate savings plans under Section 401(k) of the Internal Revenue Code, which cover most of our associates in the United States. We record expense for defined contribution plans for any employer-matching contributions made in conjunction with services rendered by associates. The majority of our plans provide for matching contributions made in conjunction with services rendered by associates. Matching contributions are invested in the same manner that the participants invest their own contributions. Matching contributions charged to income were $24.7 million, $21.7 million and $21.1 million for the years ending May 31, 2022, 2021 and 2020, respectively.

NOTE P — POSTRETIREMENT BENEFITS

We sponsor several unfunded-healthcare-benefit plans for certain of our retired associates, as well as postretirement life insurance for certain key former associates. Eligibility for these benefits is based upon various requirements. The following table illustrates the effect on operations of these plans for the three years ended May 31, 2022:

	U.S. Plans			Non-U.S. Plans
(In thousands)	2022	2021	2020	2022	2021	2020
Service cost - benefits earned during the period	$-	$-	$-	$1,623	$1,959	$1,661
Interest cost on the accumulated obligation	41	74	149	1,124	1,286	1,089
Amortization of:
Prior service (credit)	(161)	(167)	(219)	-	-	-
Net actuarial losses (gains)	61	42	(66)	121	590	611
Net Postretirement Benefit (Income) Cost	$(59)	$(51)	$(136)	$2,868	$3,835	$3,361

The changes in benefit obligations of the plans at May 31, 2022 and 2021 were as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2022	2021	2022	2021
Accumulated postretirement benefit obligation at beginning of year	$2,506	$4,182	$39,974	$38,389
Service cost	-	-	1,623	1,959
Interest cost	41	74	1,124	1,286
Benefit payments	(164)	(1,902)	(875)	(673)
Actuarial (gains) losses	(123)	152	(9,240)	(6,415)
Currency exchange rate changes	-	-	(1,961)	5,428
Accumulated and accrued postretirement benefit obligation at end of year	$2,260	$2,506	$30,645	$39,974

In determining the postretirement benefit amounts outlined above, measurement dates as of May 31 for each period were applied.

Amounts recognized in the Consolidated Balance Sheets for the years ended May 31, 2022 and 2021 are as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2022	2021	2022	2021
Current liabilities	$(252)	$(238)	$(968)	$(931)
Noncurrent liabilities	(2,008)	(2,268)	(29,677)	(39,043)
Net Amount Recognized	$(2,260)	$(2,506)	$(30,645)	$(39,974)

The following table presents the pretax net actuarial (loss) gain and prior service credits recognized in accumulated other comprehensive income (loss) not affecting retained earnings:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2022	2021	2022	2021
Net actuarial (loss) gain	$(314)	$(497)	$3,878	$(5,901)
Prior service credit	121	281	-	-
Total recognized in accumulated other comprehensive income not affecting retained earnings	$(193)	$(216)	$3,878	$(5,901)

The following table includes the changes recognized in other comprehensive income:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2022	2021	2022	2021
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Prior service cost	$-	$-	$-	$-
Net (gain) loss arising during the year	(123)	152	(9,240)	(6,415)
Effect of exchange rates on amounts included in AOCI	-	-	(418)	1,574
Amounts recognized as a component of net periodic benefit cost:
Amortization or curtailment recognition of prior service credit	160	167	-	-
Amortization or settlement recognition of net gain (loss)	(60)	(41)	(121)	(590)
Total recognized in other comprehensive loss (income)	$(23)	$278	$(9,779)	$(5,431)

The following weighted-average assumptions were used to determine our year-end benefit obligations and net periodic postretirement benefit costs under the plans:

	U.S. Plans		Non-U.S. Plans
Year-End Benefit Obligations	2022	2021	2022	2021
Discount rate	4.36%	2.47%	5.13%	3.51%
Current healthcare cost trend rate	6.23%	6.07%	5.58%	5.68%
Ultimate healthcare cost trend rate	4.03%	4.36%	3.70%	3.70%
Year ultimate healthcare cost trend rate will be realized	2045	2037	2040	2040

	U.S. Plans			Non-U.S. Plans
Net Periodic Postretirement Cost	2022	2021	2020	2022	2021	2020
Discount rate	2.47%	2.44%	3.44%	3.51%	3.32%	3.22%
Healthcare cost trend rate	6.07%	6.68%	7.29%	5.68%	5.73%	5.77%
Ultimate healthcare cost trend rate	4.36%	4.36%	4.36%	3.70%	3.70%	3.70%
Year ultimate healthcare cost trend rate will be realized	2037	2037	2037	2040	2040	2040

We expect to pay approximately $1.2 million to $1.6 million in estimated postretirement benefits in each of the next five years. In the five years thereafter (2028-2032), we expect to pay a cumulative total of $9.4 million.

NOTE Q — CONTINGENCIES AND ACCRUED LOSSES

Accrued loss reserves consist of the following:

May 31,	2022	2021
(In thousands)
Accrued product liability and other loss reserves	$16,003	$18,296
Accrued warranty reserves	7,450	9,429
Accrued environmental reserves	1,055	1,329
Total Accrued Loss Reserves - Current	$24,508	$29,054
Accrued product liability and other loss reserves - noncurrent	$26,226	$26,614
Accrued warranty liability - noncurrent	3,455	3,746
Accrued environmental reserves - noncurrent	6,254	6,267
Total Accrued Loss Reserves - Noncurrent	$35,935	$36,627

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates, as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at May 31, 2022, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

Year Ended May 31,	2022	2021	2020
(In thousands)
Beginning Balance	$13,175	$11,106	$10,414
Deductions (1)	(26,332)	(25,817)	(20,762)
Provision charged to expense	24,062	27,886	21,454
Ending Balance	$10,905	$13,175	$11,106

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

Other Contingencies

One of our subsidiaries has been the subject of a proceeding in which one of its former distributors brought suit against our subsidiary for breach of contract. Following a June 2017 trial, a jury determined that the distributor was not entitled to any damages on the distributor's claims against our subsidiary. On appeal, the Ninth Circuit Court of Appeals ordered a new trial with respect to certain issues. On December 10, 2021, a new jury awarded $6.0 million in damages to the distributor. Per the parties' contracts, the distributor may also be entitled to recover some portion of its attorneys' fees from our subsidiary. The distributor timely filed an appeal of the new jury’s verdict, and our subsidiary timely filed a cross-appeal. The appeal action remains pending before the Ninth Circuit Court of Appeals. As a result of the new jury’s award and in consideration of our subsidiary’s appeal, including available contractual arguments limiting the distributor’s recoverable damages, we have accrued $2.6 million for this matter at May 31, 2022, which we believe to be the low end of the range of loss. While an ultimate loss in excess of the accrued amount is reasonably possible, we believe that the high end of the range of loss would not be materially more than the $6.0 million noted above.

NOTE R — REVENUE

We operate a portfolio of businesses that manufacture and sell a variety of product lines that include specialty paints, protective coatings, roofing systems, sealants and adhesives, among other things. We disaggregate revenues from the sales of our products and services based upon geographical location by each of our reportable segments, which are aligned by similar economic factors, trends and customers, which best depict the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. See Note S, “Segment Information,” to the Consolidated Financial Statements for further details regarding our disaggregated revenues, as well as a description of each of the unique revenue streams related to each of our four reportable segments.

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

We offer assurance type warranties on our products as well as separately sold warranty contracts. Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term. Warranty liabilities for our assurance type warranties are discussed further in Note Q, “Contingencies and Accrued Losses,” to the Consolidated Financial Statements.

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

Trade accounts receivable, net of allowances, and net contract assets consisted of the following:

Year Ended May 31,	2022	2021	$ Change	% Change
(In thousands, except percents)
Trade accounts receivable, less allowances	$1,432,632	$1,280,806	$151,826	11.9%

Contract assets	$57,234	$33,217	$24,017	72.3%
Contract liabilities - short-term	(44,938)	(33,112)	(11,826)	35.7%
Net Contract Assets	$12,296	$105	$12,191	11610.5%

The $12.2 million increase in our net contract assets from May 31, 2021 to May 31, 2022, resulted primarily due to the timing and volume of construction jobs in progress at May 31, 2022 versus May 31, 2021.

We also record long-term deferred revenue, which amounted to $62.5 million and $67.8 million as of May 31, 2022 and 2021, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our consolidated balance sheets.

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

The following tables summarize the activity for the allowance for credit losses for the fiscal year ended May 31, 2022:

(In thousands)
Balance at June 1, 2021	$55,922
Bad debt provision	4,326
Uncollectible accounts written off, net of recoveries	(10,797)
Translation adjustments	(2,782)
Balance at May 31, 2022	$46,669

NOTE S — SEGMENT INFORMATION

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings, roofing systems, flooring solutions, sealants, cleaners and adhesives. We manage our portfolio by organizing our businesses and product lines into four reportable segments as outlined below, which also represent our operating segments. Within each operating segment, we manage product lines and businesses which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our four operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker in determining how to allocate the assets of the company and evaluate performance. These four operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on income before income taxes, but also look to EBIT, as a performance evaluation measure because interest (income) expense, net is essentially related to corporate functions, as opposed to segment operations.

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

Our Consumer reportable segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly consumer applications, including home improvement and personal leisure activities. Our Consumer reportable segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and other parts of the world. Our Consumer reportable segment products are primarily sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and through distributors. The Consumer reportable segment offers products that include specialty, hobby and professional paints; caulks; adhesives; cleaners; sandpaper and other abrasives; silicone sealants and wood stains. Sales to The Home Depot, Inc. represented less than 10% of our consolidated net sales for fiscal 2022, 2021 and 2020, respectively. Furthermore, sales to The Home Depot, Inc. represented 25%, 26% and 26% of our Consumer segment net sales for each of the fiscal years ended May 31, 2022, 2021 and 2020, respectively.

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

The following tables present a disaggregation of revenues by geography, and the results of our reportable segments consistent with our management philosophy, by representing the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of businesses.

Year Ended May 31,	2022	2021	2020
(In thousands)
Net Sales
CPG	$2,486,486	$2,076,565	$1,880,105
PCG	1,188,379	1,028,456	1,080,701
Consumer	2,242,047	2,295,277	1,945,220
SPG	790,816	705,990	600,968
Total	$6,707,728	$6,106,288	$5,506,994
Income (Loss) Before Income Taxes
CPG	$396,509	$291,773	$209,663
PCG	139,068	90,687	102,345
Consumer	175,084	354,789	198,024
SPG	121,937	108,242	57,933
Corporate/Other	(225,799)	(177,053)	(160,201)
Total	$606,799	$668,438	$407,764
Identifiable Assets
CPG	$2,160,071	$1,815,303	$1,622,632
PCG	1,115,780	1,051,334	925,569
Consumer	2,405,764	2,386,703	2,067,017
SPG	839,419	772,540	728,449
Corporate/Other	186,672	227,089	287,287
Total	$6,707,706	$6,252,969	$5,630,954
Capital Expenditures
CPG	$93,327	$65,830	$63,393
PCG	28,887	19,413	23,868
Consumer	70,227	54,986	47,331
SPG	26,939	18,989	21,610
Corporate/Other	585	223	1,077
Total	$219,965	$159,441	$157,279
Depreciation and Amortization
CPG	$48,009	$45,079	$46,491
PCG	22,287	22,633	23,850
Consumer	50,857	47,763	56,570
SPG	26,718	26,017	24,111
Corporate/Other	5,203	5,365	5,820
Total	$153,074	$146,857	$156,842

Year Ended May 31, 2022	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (a)
United States	$1,423,473	$739,731	$1,829,384	$647,660	$4,640,248
Foreign
Canada	265,933	76,085	144,032	7,208	493,258
Europe	509,891	235,678	221,280	99,324	1,066,173
Latin America	203,135	29,792	29,940	1,772	264,639
Asia Pacific	83,989	23,435	17,411	34,852	159,687
Other Foreign	65	83,658	-	-	83,723
Total Foreign	1,063,013	448,648	412,663	143,156	2,067,480
Total	$2,486,486	$1,188,379	$2,242,047	$790,816	$6,707,728

Year Ended May 31, 2021	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (a)
United States	$1,135,341	$611,808	$1,832,826	$581,094	$4,161,069
Foreign
Canada	208,289	69,754	153,631	8,982	440,656
Europe	481,244	242,102	257,372	82,170	1,062,888
Latin America	159,197	26,283	31,358	1,826	218,664
Asia Pacific	79,413	22,658	20,090	31,918	154,079
Other Foreign	13,081	55,851	-	-	68,932
Total Foreign	941,224	416,648	462,451	124,896	1,945,219
Total	$2,076,565	$1,028,456	$2,295,277	$705,990	$6,106,288

Year Ended May 31, 2020	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (a)
United States	$1,068,552	$656,162	$1,573,966	$489,543	$3,788,223
Foreign
Canada	159,986	71,689	116,424	8,354	356,453
Europe	418,249	247,904	195,783	74,162	936,098
Latin America	151,099	32,471	24,909	1,328	209,807
Asia Pacific	73,629	24,622	26,432	27,581	152,264
Other Foreign	8,590	47,853	7,706	-	64,149
Total Foreign	811,553	424,539	371,254	111,425	1,718,771
Total	$1,880,105	$1,080,701	$1,945,220	$600,968	$5,506,994

Year Ended May 31,	2022	2021	2020
(In thousands)
Long-Lived Assets (b)
United States	$2,533,568	$2,325,365	$2,146,333
Foreign
Canada	223,793	235,810	224,177
Europe	324,001	394,168	358,511
United Kingdom	259,956	290,078	252,185
Other Foreign	195,665	198,740	195,425
Total Foreign	1,003,415	1,118,796	1,030,298
Total	$3,536,983	$3,444,161	$3,176,631
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

Management assessed the effectiveness of RPM’s internal control over financial reporting as of May 31, 2022. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of May 31, 2022, RPM’s internal control over financial reporting is effective.

The independent registered public accounting firm Deloitte & Touche LLP, has also audited the Company’s internal control over financial reporting as of May 31, 2022, and their report thereon is included below

/s/ Frank C. Sullivan	/s/ Russell L. Gordon
Frank C. Sullivan	Russell L. Gordon
Chairman, President and Chief Executive Officer	Vice President and Chief Financial Officer

July 25, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RPM International Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of RPM International Inc. and subsidiaries (the “Company”) as of May 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended May 31, 2022, of the Company and our report dated July 25, 2022, expressed an unqualified opinion on those financial statements.

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

July 25, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RPM International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RPM International Inc. and subsidiaries (the "Company") as of May 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity, for each of the three years in the period ended May 31, 2022, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – Certain Reporting Units - Refer to Note C to the consolidated financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to their carrying values. The Company determines the fair value of its reporting units using a combination of the income and the market approaches. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) and EBITDA multiples. Changes in these assumptions could have significant impacts on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $1,338 million as of May 31, 2022. The fair value of all reporting units exceeded the carrying values as of the measurement date and, therefore, no impairment was recognized.

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
•
We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to (1) historical revenues, operating margins, and EBITDA, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
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
•
We evaluated the impact of changes in management’s forecasts from the March 1, 2022, annual measurement date to May 31, 2022, inclusive of macroeconomic factors.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

July 25, 2022

We have served as the Company's auditor since 2016.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 31, 2022 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of Deloitte & Touche LLP, our independent registered public accounting firm, are set forth above.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 as to our Directors appears under the caption “Proposal One - Election of Directors” in our 2022 Proxy Statement, which information is incorporated herein by reference. Information required by Item 405 of Regulation S-K is set forth in the 2022 Proxy Statement under the heading “Delinquent Section 16(a) Reports,” which information is incorporated herein by reference. Information required by Items 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is set forth in the 2022 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

The Charters of the Audit Committee, Compensation Committee and Governance and Nominating Committee, the Corporate Governance Guidelines and “The Values & Expectations of 168” (our code of business conduct and ethics) are available on our website at www.rpminc.com and in print to any stockholder who requests a copy. Requests for copies should be directed to Senior Director, Investor Relations, RPM International Inc., 2628 Pearl Road, Medina, Ohio 44256. We intend to disclose any amendments to our code of business conduct and ethics, and any waiver of our code of business conduct and ethics granted to any of our Directors or Executive Officers on our website.

The name, age and positions of each of our Executive Officers as of July 25, 2022 are as follows:

Name	Age	Position and Offices Held
Frank C. Sullivan	61	Chairman, President and Chief Executive Officer
Russell L. Gordon	56	Vice President and Chief Financial Officer
Edward W. Moore	65	Senior Vice President, General Counsel and Chief Compliance Officer
Janeen B. Kastner	55	Vice President - Corporate Benefits and Risk Management
Matthew T. Ratajczak	54	Vice President - Global Tax and Treasurer
Timothy R. Kinser	59	Vice President - Operations
Michael J. Laroche	40	Vice President - Controller and Chief Accounting Officer

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

Timothy R. Kinser was elected Vice President - Operations in October 2021. He leads the Company's manufacturing, supply chain and environmental, health and safety functions across all business segments. Mr. Kinser most recently held the title of vice president of procurement since June 2018. He previously served as the executive vice president of operations at DAP Global Inc., an RPM operating company. Prior to joining DAP in 2007, he was executive director of manufacturing at a leading North American roofing manufacturer.

Michael J. Laroche was elected Vice President – Controller and Chief Accounting Officer in 2021. Prior to that time, Mr. Laroche was the Chief Financial Officer of the Company's Specialty Products Group. Mr. Laroche joined the Company as Controller of the Specialty Products Group in 2016. Prior to joining the Company, he was a senior manager at PricewaterhouseCoopers LLP.

Item 11. Executive Compensation.

The information required by this item is set forth in the 2022 Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2022 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2022 Proxy Statement under the headings “Related Person Transactions” and “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item is set forth in the 2022 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Related Fee Arrangements,” which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements. The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)

Consolidated Balance Sheets —

May 31, 2022 and 2021

Consolidated Statements of Income —

fiscal years ended May 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income —

fiscal years ended May 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows —

fiscal years ended May 31, 2022, 2021 and 2020

Consolidated Statements of Stockholders’ Equity —

fiscal years ended May 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

2. Financial Statement Schedules. Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended May 31, 2022

All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

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

4.10

Officers’ Certificate and Authentication Order dated January 25, 2022 for the 2.950% Notes due 2032 (which includes the form of Note) issued pursuant to the Indenture dated as of April 8, 2014 between the Company and Computershare Trust Company, N.A, as successor to Wells Fargo Bank, National Association.

		Current Report on Form 8-K (File No. 001-14187)	January 27, 2022

4.11	Description of Securities	Annual Report on Form 10-K (File No. 001-14187)	July 24, 2019

10.1	Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated October 31, 2018	Current Report on Form 8-K (File No. 001-14187)	November 6, 2018

10.1.1

First Amendment to Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated October 31, 2018

		Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.102

Second Amendment to Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated December 16, 2021 (x)

10.103

Third Amendment to Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated December 16, 2021 (x)

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

		Annual report on Form 10-K (File No. 001-14187)	July 26, 2021

10.3	Second Amended and Restated Receivables Sales Agreement dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

10.3.1	Amendment No. 1 to Second Amended and Restated Receivables Sale Agreement, dated as of August 29, 2014	Quarterly Report on Form 10-Q (File No. 001-14187)	January 6, 2016

10.3.2	Amendment No. 2 to Second Amended and Restated Receivables Sale Agreement, dated as of November 3, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	January 6, 2016

10.3.3	Amendment No. 3 to Second Amended and Restated Receivables Sale Agreement, dated as of December 31, 2016	Quarterly Report on Form 10-Q (File No. 001-14187)	April 6, 2017

10.3.4	Amendment No. 4 to Second Amended and Restated Receivables Sale Agreement, dated as of March 31, 2017	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.3.5	Amendment No. 5 to Second Amended and Restated Receivables Sale Agreement, dated as of June 18, 2018	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.3.6	Amendment No. 6 to Second Amended and Restated Receivables Sale Agreement, dated as of December 26, 2019	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2020

10.3.7	Amendment No. 7 to Second Amended and Restated Receivables Sale Agreement, dated as of June 5, 2020	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.38	Amendment No. 8 to Second Amended and Restated Receivables Sale Agreement, dated as of September 14, 2021 (x)

10.39	Amendment No. 9 to Second Amended and Restated Receivables Sale Agreement, dated as of September 30, 2021 (x)

10.310	Amendment No. 10 to Second Amended and Restated Receivables Sale Agreement, dated as of March 1, 2022 (x)

10.4	Amended and Restated Receivables Purchase Agreement, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

10.4.1	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of February 25, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2015

10.4.2	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated as of May 2, 2017	Current Report on Form 8-K (File No. 001-14187)	May 8, 2017

10.4.3	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated as of June 18, 2018	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.4.4	Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, dated as of May 8, 2020	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.4.5	Amendment No. 5 to Amended and Restated Receivables Purchase Agreement, dated as of May 22, 2020	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.4.6	Amendment No. 6 to Amended and Restated Receivables Purchase Agreement, dated as of March 18, 2021	Current Report on Form 8-K (File No. 001-14187)	March 24, 2021

10.47	Amendment No. 7 to Amended and Restated Receivables Purchase Agreement, dated as of March 1, 2022 (x)

10.5	Amended and Restated Fee Letter, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

*10.6	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Frank C. Sullivan, Chairman and Chief Executive Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.7	Amended and Restated Employment Agreement, by and between the Company and Edward W. Moore, Vice President, General Counsel and Chief Compliance Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	October 7, 2011

*10.8	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.9	RPM International Inc. Benefit Restoration Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2001

*10.9.1	Amendment No. 1 to the RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003

*10.9.2	Amendment No. 2 to RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.10	RPM International Inc. Deferred Compensation Plan, as Amended and Restated Generally, effective February 1, 2021 (x)	Annual Report on Form 10-K (File No. 001-14187)	July 26, 2021

*10.10.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

10.11	Second Amendment and Restated Collection Account Agreement, dated July 29, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2010

*10.12	RPM, Inc. 1997 Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.12.1	First Amendment to the RPM, Inc. 1997 Restricted Stock Plan, effective as of October 1, 1998	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

*10.12.2	Second Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

*10.12.3	Third Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.12.4	Fourth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003

*10.12.5	Fifth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 16, 2004

*10.12.6	Sixth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007

*10.12.7	Seventh Amendment to the RPM International Inc. 1997 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.13	RPM International Inc. 2003 Restricted Stock Plan for Directors	Quarterly Report on Form 10-Q (File No. 001-14187)	January 14, 2004

*10.13.1	Amendment No. 1 to the RPM International Inc. 2003 Restricted Stock Plan for Directors	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007

*10.13.2	Amendment No. 2 to the RPM International Inc. 2003 Restricted Stock Plan for Directors, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.14	RPM International Inc. Amended and Restated 2004 Omnibus Equity and Incentive Plan, effective July 21, 2009	Definitive Proxy Statement (File No. 001-14187)	August 27, 2009

*10.14.1	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement (for grants prior to October 10, 2008)	Annual Report on Form 10-K (File No. 001-14187)	August 15, 2005

*10.14.2	Form of Stock Appreciation Rights Agreement (for grants prior to October 10, 2008)	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2005

*10.14.3	Form of Performance-Contingent Restricted Stock (PCRS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 7, 2011

*10.14.4	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009

*10.14.5	Form of Stock Appreciation Rights Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009

*10.15	RPM International Inc. 2007 Restricted Stock Plan	Current Report on Form 8-K (File No. 001-14187)	October 12, 2006

*10.15.1	Amendment No. 1 to the RPM International Inc. 2007 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.16	RPM International Inc. Amended and Restated Incentive Compensation Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	October 9, 2007

*10.17	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Russell L. Gordon, Vice President and Chief Financial Officer	Annual Report on Form 10-K (File No. 001-14187)	July 24, 2013

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
Frank C. Sullivan
Chairman, President and Chief Executive Officer

Date: July 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated this 25th day of July, 2022.

Signature	Title
/s/ Frank C. Sullivan	Chairman, President, Chief Executive Officer and a Director
Frank C. Sullivan	(Principal Executive Officer)

/s/ Russell L. Gordon	Vice President and Chief Financial Officer
Russell L. Gordon	(Principal Financial Officer)

/s/ Michael J. Laroche	Vice President-Controller and Chief Accounting Officer
Michael J. Laroche	(Principal Accounting Officer)

/s/ Kirkland B. Andrews	Director
Kirkland B. Andrews

/s/ John M. Ballbach	Director
John M. Ballbach

/s/ Bruce A. Carbonari	Director
Bruce A. Carbonari

/s/ David A. Daberko	Director
David A. Daberko

/s/ Jenniffer D. Deckard	Director
Jenniffer D. Deckard

/s/ Salvatore D. Fazzolari	Director
Salvatore D. Fazzolari

/s/ Julie A. Lagacy	Director
Julie A. Lagacy

/s/ Robert A. Livingston	Director
Robert A. Livingston

/s/ Frederick R. Nance	Director
Frederick R. Nance

/s/ William B. Summers, Jr.	Director
William B. Summers, Jr.

/s/ Elizabeth F. Whited	Director
Elizabeth F. Whited

RPM International Inc. and Subsidiaries

Valuation And Qualifying Accounts and Reserves (Schedule II)

		Additions	Acquisitions
		Charged to	(Disposals)
	Balance at	Selling,	of Businesses			Balance at
	Beginning	General and	and	(Deductions)		End
(In thousands)	of Period	Administrative	Reclassifications	Additions		of Period
Year Ended May 31, 2022
Current:
Allowance for credit losses	$55,922	$4,326	$—	$(13,579)	(1)	$46,669
Accrued product liability and other loss reserves	$18,297	$8,358	$—	$(10,652)	(2)	$16,003
Accrued environmental reserves	$1,329	$674	$—	$(948)	(2)	$1,055
Noncurrent:
Accrued product liability and other loss reserves	$26,614	$10,760	$—	$(11,148)	(2)	$26,226
Accrued environmental reserves	$6,267	$318	$—	$(331)		$6,254
Year Ended May 31, 2021
Current:
Allowance for credit losses	$55,847	$10,044	$—	$(9,969)	(1)	$55,922
Accrued product liability and other loss reserves	$10,458	$14,173	$—	$(6,334)	(2)	$18,297
Accrued environmental reserves	$1,970	$1,045	$—	$(1,686)	(2)	$1,329
Noncurrent:
Accrued product liability and other loss reserves	$27,016	$15,366	$—	$(15,768)	(2)	$26,614
Accrued environmental reserves	$4,125	$1,918	$—	$224		$6,267
Year Ended May 31, 2020
Current:
Allowance for credit losses	$54,748	$16,683	$(79)	$(15,505)	(1)	$55,847
Accrued product liability and other loss reserves	$11,739	$5,356	$—	$(6,637)	(2)	$10,458
Accrued environmental reserves	$1,147	$1,168	$—	$(345)	(2)	$1,970
Noncurrent:
Accrued product liability and other loss reserves	$29,942	$15,042	$—	$(17,968)	(2)	$27,016
Accrued environmental reserves	$4,211	$371	$—	$(457)		$4,125

(1)
Uncollectible accounts written off, net of recoveries
(2)
Primarily claims paid during the year, net of insurance contributions