Form 10-Q
period 2022-08-31
RPM INTERNATIONAL INC/DE/
filed 2022-10-05
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022,

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 1-14187

RPM International Inc.

(Exact name of Registrant as specified in its charter)

Delaware	02-0642224
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2628 PEARL ROAD; MEDINA, Ohio (Address of principal executive offices)	44256 (Zip Code)

(330) 273-5090

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	RPM	New York Stock Exchange

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

As of September 28, 2022, the registrant had 129,098,924 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

* As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	August 31, 2022	May 31, 2022
Assets
Current Assets
Cash and cash equivalents	$197,574	$201,672
Trade accounts receivable (less allowances of $46,775 and $46,669, respectively)	1,407,866	1,432,632
Inventories	1,339,954	1,212,618
Prepaid expenses and other current assets	342,294	304,887
Total current assets	3,287,688	3,151,809
Property, Plant and Equipment, at Cost	2,135,573	2,132,915
Allowance for depreciation	(1,036,199)	(1,028,932)
Property, plant and equipment, net	1,099,374	1,103,983
Other Assets
Goodwill	1,333,066	1,337,868
Other intangible assets, net of amortization	586,204	592,261
Operating lease right-of-use assets	296,101	307,797
Deferred income taxes	16,450	18,914
Other	184,105	195,074
Total other assets	2,415,926	2,451,914
Total Assets	$6,802,988	$6,707,706
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$785,984	$800,369
Current portion of long-term debt	303,387	603,454
Accrued compensation and benefits	165,796	262,445
Accrued losses	26,160	24,508
Other accrued liabilities	367,920	325,632
Total current liabilities	1,649,247	2,016,408
Long-Term Liabilities
Long-term debt, less current maturities	2,534,108	2,083,155
Operating lease liabilities	255,625	265,139
Other long-term liabilities	285,634	276,990
Deferred income taxes	80,772	82,186
Total long-term liabilities	3,156,139	2,707,470
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 300,000 shares; issued 145,079 and outstanding 129,099 as of August 31, 2022; issued 144,685 and outstanding 129,199 as of May 31, 2022	1,291	1,292
Paid-in capital	1,105,211	1,096,147
Treasury stock, at cost	(754,477)	(717,019)
Accumulated other comprehensive (loss)	(612,905)	(537,337)
Retained earnings	2,256,939	2,139,346
Total RPM International Inc. stockholders' equity	1,996,059	1,982,429
Noncontrolling Interest	1,543	1,399
Total equity	1,997,602	1,983,828
Total Liabilities and Stockholders' Equity	$6,802,988	$6,707,706

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	August 31,	August 31,
	2022	2021
Net Sales	$1,932,320	$1,650,420
Cost of Sales	1,187,849	1,037,069
Gross Profit	744,471	613,351
Selling, General and Administrative Expenses	485,205	418,850
Restructuring Expense	1,354	1,010
Interest Expense	26,711	21,109
Investment Expense (Income), Net	3,664	(5,750)
Other Expense (Income), Net	2,416	(3,339)
Income Before Income Taxes	225,121	181,471
Provision for Income Taxes	55,842	46,676
Net Income	169,279	134,795
Less: Net Income Attributable to Noncontrolling Interests	266	213
Net Income Attributable to RPM International Inc. Stockholders	$169,013	$134,582
Average Number of Shares of Common Stock Outstanding:
Basic	127,617	128,083
Diluted	128,161	128,570
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$1.31	$1.04
Diluted	$1.31	$1.04

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2022	2021
Net Income	$169,279	$134,795
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $1,621 and $2,337, respectively)	(78,956)	(38,980)
Pension and other postretirement benefit liability adjustments (net of tax of $1,431 and $1,466, respectively)	4,272	4,442
Unrealized (loss) gain on securities and other (net of tax of $89 and $145, respectively)	(340)	274
Unrealized (loss) gain on derivatives (net of tax of zero and $2,571, respectively)	(606)	8,610
Total other comprehensive (loss)	(75,630)	(25,654)
Total Comprehensive Income	93,649	109,141
Less: Comprehensive Income Attributable to Noncontrolling Interests	204	183
Comprehensive Income Attributable to RPM International Inc. Stockholders	$93,445	$108,958

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$169,279	$134,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,416	37,944
Restructuring charges, net of payments	-	(2,004)
Fair value adjustments to contingent earnout obligations	-	1,027
Deferred income taxes	(1,919)	(3,452)
Stock-based compensation expense	9,062	5,763
Net loss (gain) on marketable securities	6,606	(3,476)
Other	111	(76)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
(Increase) decrease in receivables	(266)	98,166
(Increase) in inventory	(148,188)	(68,155)
(Increase) in prepaid expenses and other current and long-term assets	(36,021)	(15,648)
Increase (decrease) in accounts payable	15,113	(42,912)
(Decrease) in accrued compensation and benefits	(92,970)	(100,201)
Increase (decrease) in accrued losses	1,873	(3,530)
Increase in other accrued liabilities	62,459	37,866
Cash Provided by Operating Activities	23,555	76,107
Cash Flows from Investing Activities:
Capital expenditures	(57,818)	(51,888)
Acquisition of businesses, net of cash acquired	(36,373)	(35,802)
Purchase of marketable securities	(6,440)	(5,843)
Proceeds from sales of marketable securities	4,116	2,766
Other	80	250
Cash (Used for) Investing Activities	(96,435)	(90,517)
Cash Flows from Financing Activities:
Additions to long-term and short-term debt	250,051	60,547
Reductions of long-term and short-term debt	(75,264)	(471)
Cash dividends	(51,420)	(48,901)
Repurchases of common stock	(25,000)	(12,500)
Shares of common stock returned for taxes	(12,430)	(5,802)
Payments of acquisition-related contingent consideration	(3,705)	(60)
Other	(2,487)	-
Cash Provided by (Used for) Financing Activities	79,745	(7,187)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(10,963)	(11,895)
Net Change in Cash and Cash Equivalents	(4,098)	(33,492)
Cash and Cash Equivalents at Beginning of Period	201,672	246,704
Cash and Cash Equivalents at End of Period	$197,574	$213,212
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$24,493	$17,301
Income Taxes, net of refunds	$15,813	$28,016
Supplemental Disclosures of Noncash Investing Activities:
Capital expenditures accrued within accounts payable at quarter-end	$8,733	$8,442

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2022	129,199	$1,292	$1,096,147	$(717,019)	$(537,337)	$2,139,346	$1,982,429	$1,399	$1,983,828
Net income	-	-	-	-	-	169,013	169,013	266	169,279
Other comprehensive (loss)	-	-	-	-	(75,568)	-	(75,568)	(62)	(75,630)
Dividends declared and paid ($0.40 per share)	-	-	-	-	-	(51,420)	(51,420)	-	(51,420)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(60)	(60)
Share repurchases under repurchase program	(303)	(3)	3	(25,000)	-	-	(25,000)	-	(25,000)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	203	2	9,061	(12,458)	-	-	(3,395)	-	(3,395)
Balance at August 31, 2022	129,099	$1,291	$1,105,211	$(754,477)	$(612,905)	$2,256,939	$1,996,059	$1,543	$1,997,602

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2021	129,573	$1,295	$1,055,400	$(653,006)	$(514,884)	$1,852,259	$1,741,064	$1,961	$1,743,025
Net income	-	-	-	-	-	134,582	134,582	213	134,795
Other comprehensive (loss)	-	-	-	-	(25,624)	-	(25,624)	(30)	(25,654)
Dividends declared and paid ($0.38 per share)	-	-	-	-	-	(48,901)	(48,901)	-	(48,901)
Share repurchases under repurchase program	(133)	(1)	1	(12,500)	-		(12,500)	-	(12,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	303	3	5,760	(5,808)	-	-	(45)	-	(45)
Balance at August 31, 2021	129,743	$1,297	$1,061,161	$(671,314)	$(540,508)	$1,937,940	$1,788,576	$2,144	$1,790,720

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three-month periods ended August 31, 2022, and August 31, 2021. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2022.

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

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New Pronouncements Adopted

The Company did not adopt any Accounting Standard Updates (“ASU”) during fiscal 2023 that have a material impact on our Consolidated Financial Statements.

New Pronouncements Issued

In September 2022, the FASB issued ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which makes a number of changes meant to add certain disclosure requirements for a buyer in a supplier finance program. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted upon issuance of the update. We are currently reviewing the provisions of this new pronouncement, but do not expect this guidance will have a material impact on our Consolidated Financial Statements.

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

Between May and August 2018, we approved and implemented the initial phases of a multi-year restructuring plan, which was originally referred to as the 2020 Margin Acceleration Plan (“MAP to Growth”). On May 31, 2021, we formally concluded our MAP to Growth, however, certain projects identified prior to that date will be completed throughout fiscal 2023.

We incurred $1.4 and $1.0 million of restructuring costs for the three months ended August 31, 2022 and 2021, respectively. The current total expected costs associated with this plan are $120.2 million, of which $118.7 million has been incurred to date.

NOTE 4 — FAIR VALUE MEASUREMENTS

Financial instruments recorded in the balance sheet include cash and cash equivalents, trade accounts receivable, marketable securities, notes and accounts payable, and debt.

An allowance for credit losses is established for trade accounts receivable using assessments of current creditworthiness of customers, historical collection experience, the aging of receivables and other currently available evidence. Trade accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. All provisions for allowance for doubtful collection of accounts are included in selling, general and administrative ("SG&A") expense.

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at August 31, 2022
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$24,949	$-	$24,949
Corporate bonds	-	146	-	146
Total available-for-sale debt securities	-	25,095	-	25,095
Marketable equity securities:
Stocks - foreign	603	-	-	603
Stocks - domestic	4,724	-	-	4,724
Mutual funds - foreign	-	36,353	-	36,353
Mutual funds - domestic	-	72,505	-	72,505
Total marketable equity securities	5,327	108,858	-	114,185
Contingent consideration	-	-	(3,196)	(3,196)
Total	$5,327	$133,953	$(3,196)	$136,084

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2022
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$25,239	$-	$25,239
Corporate bonds	-	155	-	155
Total available-for-sale debt securities	-	25,394	-	25,394
Marketable equity securities:
Stocks - foreign	598	-	-	598
Stocks - domestic	5,085	-	-	5,085
Mutual funds - foreign	-	39,139	-	39,139
Mutual funds - domestic	-	74,227	-	74,227
Total marketable equity securities	5,683	113,366	-	119,049
Contingent consideration	-	-	(10,529)	(10,529)
Total	$5,683	$138,760	$(10,529)	$133,914

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled which is considered to be a Level 3 input. During the first three months of fiscal 2023, we recorded an increase in the contingent consideration accrual related to acquisitions of $3.0 million and paid approximately $10.3 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current year. During the first three months of fiscal 2022, we recorded an increase in the accrual for approximately $1.0 million related to fair value adjustments. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payments of contingent consideration in excess of fair value as of the acquisition date, are reported in cash flows from operating activities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At August 31, 2022 and May 31, 2022, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of August 31, 2022 and May 31, 2022 are as follows:

	At August 31, 2022
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$197,574	$197,574
Marketable equity securities	114,185	114,185
Available-for-sale debt securities	25,095	25,095
Long-term debt, including current portion	2,837,495	2,676,538

	At May 31, 2022
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$201,672	$201,672
Marketable equity securities	119,049	119,049
Available-for-sale debt securities	25,394	25,394
Long-term debt, including current portion	2,686,609	2,618,978

NOTE 5 — INVESTMENT EXPENSE (INCOME), NET

Investment expense (income), net, consists of the following components:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2022	2021
Interest (income)	$(2,150)	$(1,153)
Net loss (gain) on marketable securities	6,606	(3,476)
Dividend (income)	(792)	(1,121)
Investment expense (income), net	$3,664	$(5,750)

Net Loss (Gain) on Marketable Securities

	Three Months Ended
	August 31,	August 31,
(In thousands)	2022	2021
Unrealized losses (gains) on marketable equity securities	$6,513	$(3,218)
Realized losses (gains) on marketable equity securities	129	(269)
Realized (gains) losses on available-for-sale debt securities	(36)	11
Net loss (gain) on marketable securities	$6,606	$(3,476)

NOTE 6 — OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following components:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2022	2021
Pension non-service costs (credits)	2,516	$(2,723)
Other	(100)	(616)
Other expense (income), net	$2,416	$(3,339)

NOTE 7 — INCOME TAXES

The effective income tax rate of 24.8% for the three months ended August 31, 2022 compares to the effective income tax rate of 25.7% for the three months ended August 31, 2021. The effective income tax rates for the three-month periods ended August 31, 2022 and 2021 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions. Additionally, the effective income tax rate for the three-month period ended August 31, 2022 reflects an incremental favorable period-over-period tax benefit associated with equity compensation.

Our deferred tax liability for unremitted foreign earnings was $1.4 million as of August 31, 2022, which represents our estimate of the net tax cost associated with the remittance of $196.5 million of foreign earnings that are not considered to be permanently reinvested. We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of August 31, 2022. Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were remitted to us as dividends.

On August 16, 2022, Public Law No: 117-169, also known as the Inflation Reduction Act of 2022 ("IRA"), was signed into law. Included in the IRA, amongst other income tax provisions, is a new 15% corporate alternative minimum tax imposed on certain large corporations. Currently, we do not believe that this new minimum tax or the other income tax provisions of the IRA will have a material impact on our consolidated financial statements.

NOTE 8 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	August 31, 2022	May 31, 2022
Raw material and supplies	$607,697	$560,886
Finished goods	732,257	651,732
Total Inventory, Net of Reserves	$1,339,954	$1,212,618

NOTE 9 — BORROWINGS

Revolving Credit Agreement

During the quarter ended August 31, 2022, we amended our $1.3 billion unsecured syndicated revolving credit facility (the "Revolving Credit Facility"), which was set to expire on October 31, 2023. The amendment extended the expiration date to August 1, 2027 and increased the borrowing capacity to $1.35 billion. The Revolving Credit Facility bears interest at either the base rate or the adjusted Secured Overnight Financing Rate (SOFR), as defined, at our option, plus a spread determined by our debt rating. The amount outstanding on the Revolving Credit Facility adjusted for deferred financing fees, net of amortization as of August 31, and May 31, 2022, was $393.1 and $442.2 million, respectively. The Revolving Credit Facility is available to refinance existing indebtedness, to finance working capital and capital expenditures, and for general corporate purposes.

Term Loan Credit Facility Agreement

On August 1, 2022, we amended the term loan credit facility, which was set to expire on February 21, 2023, to extend the maturity date to August 1, 2025, and paid down the borrowings outstanding on the term loan to $250 million. The term loan bears interest at either the base rate or the adjusted SOFR, as defined, at our option, plus a spread determined by our debt rating. The amount outstanding on the term loan adjusted for deferred financing fees, net of amortization as of August 31, and May 31, 2022, was $249.7 and $299.8 million, respectively.

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

During the three months ended August 31, 2022, we repurchased 303,079 shares of our common stock at a cost of approximately $25.0 million, or an average of $82.49 per share. During the three months ended August 31, 2021, we repurchased 133,388 shares of our common stock at a cost of approximately $12.5 million, or an average of $93.71 per share. The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $342.3 million at August 31, 2022.

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share for the three-month periods ended August 31, 2022 and 2021.

	Three Months Ended
	August 31,	August 31,
(In thousands, except per share amounts)	2022	2021
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$169,013	$134,582
Less: Allocation of earnings and dividends to participating securities	(1,312)	(1,142)
Net income available to common shareholders - basic	167,701	133,440
Add: Undistributed earnings reallocated to unvested shareholders	4	4
Net income available to common shareholders - diluted	$167,705	$133,444
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,617	128,083
Average diluted options and awards	544	487
Total shares for diluted earnings per share (1)	128,161	128,570
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$1.31	$1.04
Method used to calculate basic earnings per share	Two-class	Two-class
Diluted Earnings Per Share of Common Stock	$1.31	$1.04
Method used to calculate diluted earnings per share	Two-class	Two-class

(1) For the three months ended August 31, 2022 and 2021, approximately 715,000 and 837,700 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

NOTE 12 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three months ended August 31, 2022 and 2021:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	August 31,	August 31,	August 31,	August 31,
Pension Benefits	2022	2021	2022	2021
Service cost	$10,890	$11,914	$951	$1,348
Interest cost	7,173	3,842	1,728	1,282
Expected return on plan assets	(9,536)	(10,386)	(1,727)	(2,073)
Amortization of:
Prior service cost (credit)	-	1	(27)	(38)
Net actuarial losses recognized	4,487	4,225	125	114
Net Periodic Benefit Cost	$13,014	$9,596	$1,050	$633

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	August 31,	August 31,	August 31,	August 31,
Postretirement Benefits	2022	2021	2022	2021
Service cost	$-	$-	$287	$432
Interest cost	21	10	368	299
Amortization of:
Prior service (credit)	(30)	(40)	-	-
Net actuarial losses (gains) recognized	11	15	(14)	32
Net Periodic Benefit Cost (Credit)	$2	$(15)	$641	$763

Due to a reduction in return on plan assets and higher interest costs which are only partially offset by a reduction in service cost due to higher discount rates, net periodic pension cost for fiscal 2023 is higher than our fiscal 2022 expense. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, and these fluctuations may have a material impact on our consolidated financial results in the future. We previously disclosed in our financial statements for the fiscal year ended May 31, 2022 that we are required to contribute approximately $1.3 million to our retirement plans in the U.S. and approximately $4.9 million to plans outside the U.S. during the current fiscal year. Throughout fiscal 2023, we will evaluate whether to make additional contributions.

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at August 31, 2022, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2022	2021
Beginning Balance	$10,905	$13,175
Deductions (1)	(6,344)	(6,258)
Provision charged to expense	7,939	6,115
Ending Balance	$12,500	$13,032

(1) Primarily claims paid during the period.

Environmental Matters

Like other companies participating in similar lines of business, some of our subsidiaries are involved in environmental remediation matters. It is our policy to accrue remediation costs when the liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when we have committed to an appropriate plan of action. We also take into consideration the estimated period of time over which payments may be required. The liabilities are reviewed periodically and, as investigation and remediation activities continue, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value. The liabilities are not offset by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal superfund sites or similar state-managed sites, third-party indemnity obligations, and an assessment of the likelihood that such parties will fulfill their obligations at such sites.

Other Contingencies

One of our subsidiaries has been the subject of a proceeding in which one of its former distributors brought suit against our subsidiary for breach of contract. Following a June 2017 trial, a jury determined that the distributor was not entitled to any damages on the distributor’s claims against our subsidiary. On appeal, the Ninth Circuit Court of Appeals ordered a new trial with respect to certain issues. On December 10, 2021, a new jury awarded $6.0 million in damages to the distributor. Per the parties’ contracts, the distributor may also be entitled to recover some portion of its attorneys’ fees from our subsidiary. The distributor timely filed an appeal of the new jury's verdict, and our subsidiary timely filed a cross-appeal. The appeal action remains pending before the Ninth Circuit Court of Appeals. As a result of the jury’s award and in consideration of our subsidiary’s appeal, we accrued $2.6 million for this matter in the second quarter of fiscal 2022, which we believe to be the low end of the range of loss. While an ultimate loss in excess of the accrued amount is reasonably possible, we believe that the high end of the range of loss would not be materially more than the $6.0 million noted above.

NOTE 14 — REVENUE

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

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing customers. Our contract assets are recorded for products and services that have been provided to our customer but have not yet been billed and are included in prepaid expenses and other current assets in our consolidated balance sheets. Our short-term contract liabilities consist of advance payments, or deferred revenue, and are included in other accrued liabilities in our consolidated balance sheets.

Trade accounts receivable, net of allowances, and net contract assets consisted of the following:

(In thousands, except percentages)	August 31, 2022	May 31, 2022	$ Change	% Change
Trade accounts receivable, less allowances	$1,407,866	$1,432,632	$(24,766)	-1.7%

Contract assets	$80,155	$57,234	$22,921	40.0%
Contract liabilities - short-term	(49,850)	(44,938)	(4,912)	10.9%
Net Contract Assets	$30,305	$12,296	$18,009	146.5%

The $18.0 million increase in our net contract assets from May 31, 2022 to August 31, 2022, resulted primarily due to the timing and volume of construction jobs in progress at August 31, 2022 versus May 31, 2022.

We also record long-term deferred revenue, which amounted to $62.1 million and $62.5 million as of August 31, 2022 and May 31, 2022, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our consolidated balance sheets.

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

The following tables summarize the activity for the allowance for credit losses for the three months ended August 31, 2022 and 2021:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2022	2021
Beginning Balance	$46,669	$55,922
Bad debt provision	2,407	1,205
Uncollectible accounts written off, net of recoveries	(667)	(4,087)
Translation adjustments	(1,634)	(859)
Ending Balance	$46,775	$52,181

NOTE 15 — SEGMENT INFORMATION

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings, roofing systems, flooring solutions, sealants, cleaners and adhesives. We manage our portfolio by organizing our businesses and product lines into four reportable segments as outlined below, which also represent our operating segments. Within each operating segment, we manage product lines and businesses which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our four operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker in determining how to allocate the assets of the company and evaluate performance. These four operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on income before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”), as a performance evaluation measure because interest (income) expense, net is essentially related to corporate functions, as opposed to segment operations.

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

We reflect income from our joint ventures on the equity method and receive royalties from our licensees.

The following tables present a disaggregation of revenues by geography, and the results of our reportable segments consistent with our management philosophy, by representing the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of businesses.

Three Months Ended August 31, 2022	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$463,408	$223,669	$550,619	$172,863	$1,410,559
Foreign
Canada	70,138	22,663	44,250	986	138,037
Europe	117,195	56,708	53,618	22,125	249,646
Latin America	55,672	9,482	6,186	406	71,746
Asia Pacific	23,284	5,769	4,819	6,317	40,189
Other Foreign	-	22,143	-	-	22,143
Total Foreign	266,289	116,765	108,873	29,834	521,761
Total	$729,697	$340,434	$659,492	$202,697	$1,932,320

Three Months Ended August 31, 2021	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$372,313	$176,194	$432,399	$149,411	$1,130,317
Foreign
Canada	76,559	18,452	33,942	2,140	131,093
Europe	130,418	57,835	60,267	24,335	272,855
Latin America	47,422	6,390	7,318	494	61,624
Asia Pacific	17,605	6,661	4,482	5,675	34,423
Other Foreign	45	20,063	-	-	20,108
Total Foreign	272,049	109,401	106,009	32,644	520,103
Total	$644,362	$285,595	$538,408	$182,055	$1,650,420

	Three Months Ended
(In thousands)	August 31,	August 31,
Income (Loss) Before Income Taxes	2022	2021
CPG Segment	$109,202	$114,357
PCG Segment	46,954	35,077
Consumer Segment	116,689	45,915
SPG Segment	27,885	24,556
Corporate/Other	(75,609)	(38,434)
Consolidated	$225,121	$181,471

(In thousands)	August 31,	May 31,
Identifiable Assets	2022	2022
CPG Segment	$2,205,904	$2,160,071
PCG Segment	1,133,869	1,115,780
Consumer Segment	2,378,105	2,405,764
SPG Segment	849,352	839,419
Corporate/Other	235,758	186,672
Consolidated	$6,802,988	$6,707,706

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

A comprehensive discussion of the accounting policies and estimates that are the most critical to our financial statements are set forth in our Annual Report on Form 10-K for the year ended May 31, 2022.

BUSINESS SEGMENT INFORMATION

The following tables reflect the results of our reportable segments consistent with our management philosophy, and represent the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of businesses.

	Three Months Ended
	August 31,	August 31,
(In thousands)	2022	2021
Net Sales
CPG Segment	$729,697	$644,362
PCG Segment	340,434	285,595
Consumer Segment	659,492	538,408
SPG Segment	202,697	182,055
Consolidated	$1,932,320	$1,650,420
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$109,202	$114,357
Interest (Expense), Net (b)	(767)	(1,870)
EBIT (c)	$109,969	$116,227
PCG Segment
Income Before Income Taxes (a)	$46,954	$35,077
Interest Income, Net (b)	181	82
EBIT (c)	$46,773	$34,995
Consumer Segment
Income Before Income Taxes (a)	$116,689	$45,915
Interest Income, Net (b)	26	75
EBIT (c)	$116,663	$45,840
SPG Segment
Income Before Income Taxes (a)	$27,885	$24,556
Interest Income (Expense), Net (b)	2	(35)
EBIT (c)	$27,883	$24,591
Corporate/Other
(Loss) Before Income Taxes (a)	$(75,609)	$(38,434)
Interest (Expense), Net (b)	(29,817)	(13,611)
EBIT (c)	$(45,792)	$(24,823)
Consolidated
Net Income	$169,279	$134,795
Add: Provision for Income Taxes	55,842	46,676
Income Before Income Taxes (a)	225,121	181,471
Interest (Expense)	(26,711)	(21,109)
Investment (Expense) Income, Net	(3,664)	5,750
EBIT (c)	$255,496	$196,830

(a) The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by GAAP, to EBIT.

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

RESULTS OF OPERATIONS

Three Months Ended August 31, 2022

Net Sales

	Three months ended
(in millions, except percentages)	August 31, 2022	August 31, 2021	Total Growth	Organic Growth(1)	Acquisition Growth	Foreign Currency Exchange Impact
CPG Segment	$729.7	$644.4	13.2%	15.8%	1.9%	-4.5%
PCG Segment	340.4	285.6	19.2%	23.6%	0.0%	-4.4%
Consumer Segment	659.5	538.4	22.5%	24.1%	0.4%	-2.0%
SPG Segment	202.7	182.0	11.3%	12.8%	0.6%	-2.1%
Consolidated	$1,932.3	$1,650.4	17.1%	19.5%	1.0%	-3.4%
(1) Organic growth includes the impact of price and volume.

Our CPG segment generated significant organic growth during the first quarter of fiscal 2023 when compared to the same quarter in the prior year due to increased demand and improved pricing to catch up with continued cost inflation. Performing particularly well were providers of commercial roofing systems, which benefitted from increased public sector spending, its turn-key service model, and focus on renovations. Additionally, the segment's concrete admixtures business benefited from market share gains.

Our PCG segment generated significant sales growth during the first quarter of fiscal 2023 in nearly all the major business units in the segment when compared to the same quarter in the prior year, particularly businesses that provide flooring systems, protective coatings and fiberglass reinforced plastic grating, all of which were strategically well-positioned to benefit from continued reshoring of manufacturing to the United States. This increase was also facilitated by strong demand in energy markets and price increases.

Our Consumer segment generated significant organic growth in comparison to the prior year due to improved raw material supply, particularly of alkyd-based resins secured through strategic investment in its supply chain, insourcing, and qualifying new suppliers, resulting in improved product availability. In addition, sales growth benefitted from price increases to catch up with continued inflation and the prior year comparison when supply chain disruptions impacted raw material supply.

Our SPG segment generated significant sales growth during the first quarter of fiscal 2023, particularly those businesses serving the food coatings and additives market, which benefited from a new management team that has positioned the business to profit from increased institutional demand as pandemic-related restrictions eased. The segment's disaster restoration business also continued to benefit as it worked through backlog after resolving previous semiconductor chip supply shortages.

Gross Profit Margin Our consolidated gross profit margin of 38.5% of net sales for the first quarter of fiscal 2023 compares to a consolidated gross profit margin of 37.2% for the comparable period a year ago. The current quarter gross profit margin increase of approximately 1.3%, or 130 basis points (“bps”), resulted primarily from the realization of production efficiencies due to improved raw material supply, MAP to Growth savings, and improved sales volume and pricing. Partially offsetting these improvements were continued inflation in raw materials, freight, and wages.

As indicated previously, several macroeconomic factors resulted in inflation, beginning in the fourth quarter of fiscal 2021. We expect that these increased costs will continue to be reflected in our results throughout the remainder of fiscal 2023 and into fiscal 2024. We plan to continue working to offset these increased costs with commensurate increases in selling prices. Furthermore, “force majeures” remain in effect from some of our material suppliers, which may impact our ability to timely meet customer demand in certain of our businesses and across certain product categories.

The macroeconomic factors identified above include, but are not limited to, the following: (i) availability of specialized transportation and elevated costs to transport products, (ii) strained supply chains leading to shortages in some areas, and (iii) the Russian invasion of Ukraine and subsequent boycott of materials and energy of Russian origin.

SG&A Our consolidated SG&A expense during the period was $66.4 million higher versus the same period last year but decreased to 25.1% of net sales from 25.4% of net sales for the prior year quarter. Additional SG&A expense recognized by companies we recently acquired approximated $3.9 million during the first quarter of fiscal 2023.

Our CPG segment SG&A was approximately $15.7 million higher for the first quarter of fiscal 2023 versus the comparable prior year period but decreased as a percentage of net sales. The increase in expense was mainly due to higher distribution costs, higher commission expense associated with higher roofing sales, pay inflation, as well as increases in discretionary spending (i.e. meetings, travel, etc.) and investments in growth initiatives. Additionally, companies recently acquired generated approximately $2.7 million of additional SG&A expense.

Our PCG segment SG&A was approximately $11.1 million higher for the first quarter of fiscal 2023 versus the comparable prior year period but decreased as a percentage of net sales. The increase in expense as compared to the prior year period is mainly due to increased commissions, higher distribution costs, pay inflation, along with restoration of travel expenses and investments in growth initiatives for diversification of its industrial coatings business.

Our Consumer segment SG&A increased by approximately $17.7 million during the first quarter of fiscal 2023 versus the same period last year, but decreased as a percentage of net sales. The quarter-over-quarter increase in SG&A was attributable to increases in advertising and promotional expense, increased distribution costs, pay inflation, and the restoration of travel expenses. Additionally, companies recently acquired generated approximately $0.9 million of additional SG&A expense.

Our SPG segment SG&A was approximately $5.4 million higher during the first quarter of fiscal 2023 versus the comparable prior year period and increased slightly as a percentage of net sales. The increase in SG&A expense is attributable to pay inflation and investments in growth initiatives across each of its business units. Additionally, companies recently acquired generated approximately $0.3 million of additional SG&A expense.

SG&A expenses in our corporate/other category increased by $16.5 million during the first quarter of fiscal 2023 as compared to last year’s first quarter mainly due to higher professional fees related to operational improvement initiatives.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the three months ended August 31, 2022 and 2021, as the service cost component has a significant impact on our SG&A expense:

	Three months ended
(in millions)	August 31, 2022	August 31, 2021	Change
Service cost	$12.2	$13.7	$(1.5)
Interest cost	9.3	5.4	3.9
Expected return on plan assets	(11.3)	(12.5)	1.2
Amortization of:
Prior service (credit)	(0.1)	(0.1)	-
Net actuarial losses recognized	4.6	4.4	0.2
Total Net Periodic Pension & Postretirement Benefit Costs	$14.7	$10.9	$3.8

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

See Note 3, “Restructuring,” to the Consolidated Financial Statements, for details.

Interest Expense

	Three months ended
(in millions, except percentages)	August 31, 2022	August 31, 2021
Interest expense	$26.7	$21.1
Average interest rate (a)	3.50%	3.15%

(a) The interest rate increase was a result of higher market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$1.1
Non-acquisition-related average borrowings	1.8
Change in average interest rate	2.7
Total Change in Interest Expense	$5.6

Investment Expense (Income), Net

See Note 5, “Investment Expense (Income), Net,” to the Consolidated Financial Statements for details.

Other Expense (Income), Net

See Note 6, “Other Expense (Income), Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Three months ended
(in millions, except percentages)	August 31, 2022	% of net sales	August 31, 2021	% of net sales
CPG Segment	$109.2	15.0%	$114.4	17.7%
PCG Segment	46.9	13.8%	35.1	12.3%
Consumer Segment	116.7	17.7%	45.9	8.5%
SPG Segment	27.9	13.8%	24.5	13.5%
Non-Op Segment	(75.6)	—	(38.4)	—
Consolidated	$225.1		$181.5

Our CPG segment, the most internationally concentrated segment, results reflect the negative impact of a transportation strike and concrete shortages in Canada, along with deteriorated macroeconomic conditions in Europe. Our PCG segment results reflect improved pricing, volume growth and improved product mix, resulting from digital sales management tools. Our Consumer segment results reflect improved material supply which allowed for previously developed operating efficiencies to be realized and improved pricing. Our SPG segment results reflect improved pricing, operating improvement cost savings, as well as increased operating efficiencies due to improved material supply. Our Non-Op segment results reflect the unfavorable swing in pension non-service costs and returns on marketable securities, along with increased stock compensation, interest expense and professional fees.

Income Tax Rate The effective income tax rate of 24.8% for the three months ended August 31, 2022 compares to the effective income tax rate of 25.7% for the three months ended August 31, 2021. The effective income tax rates for the presented periods reflect variances from the 21% statutory rate due primarily to the impact of state and local income taxes, non-deductible business expenses and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions. Additionally, the effective income tax rate for the three-month period ended August 31, 2022 reflects an incremental favorable period-over-period tax benefit associated with equity compensation.

Net Income

	Three months ended
(in millions, except percentages and per share amounts)	August 31, 2022	% of net sales	August 31, 2021	% of net sales
Net income	$169.3	8.8%	$134.8	8.2%
Net income attributable to RPM International Inc. stockholders	169.0	8.8%	134.6	8.2%
Diluted earnings per share	1.31		1.04

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2023 Compared with Fiscal 2022

Operating Activities

Approximately $23.6 million of cash was provided by operating activities during the first three months of fiscal 2023, compared with $76.1 million of cash provided by operating activities during the same period last year. The net change in cash from operations includes the change in net income, which increased by $34.5 million during the first three months of fiscal 2023 versus the same period during fiscal 2022.

During the first three months of fiscal 2023, the change in accounts receivable provided approximately $98.4 million less cash than the first three months of fiscal 2022. This resulted from the timing of sales in our Consumer segment, which saw lower sales growth due to supply chain constraints in the prior year quarter. The Consumer segment also had significant cash collections in the prior year quarter as a result of strong sales in the fourth quarter of fiscal 2021. Average days sales outstanding (“DSO”) at August 31, 2022, increased to 64.0 days from 63.6 days at August 31, 2021.

During the first three months of fiscal 2023, the change in inventory used approximately $80.0 million more cash compared to our spending during the same period a year ago, as a result of material price inflation and increased purchases to secure price and availability where possible. Average days of inventory outstanding (“DIO”) was approximately 96.5 and 84.7 days at August 31, 2022 and 2021, respectively. The increase in DIO was driven mainly by material price inflation and strategic build-up of inventory in order to mitigate supply chain disruptions.

The change in accounts payable during the first three months of fiscal 2023 used approximately $58.0 million less cash than during the first three months of fiscal 2022 due principally to the timing of purchases and raw material inflation. Average days payables outstanding (“DPO”) increased by approximately 5.2 days to 86.3 days at August 31, 2022 from 81.1 days at August 31, 2021.

The change in other accrued liabilities during the first three months of fiscal 2023 provided approximately $24.6 million more cash than during the first three months of fiscal 2022 due principally to changes in the taxes payable balances and timing of income tax payments.

Investing Activities

For the first three months of fiscal 2023, cash used for investing activities increased by $5.9 million to $96.4 million as compared to $90.5 million in the prior year period. This year-over-year increase in cash used for investing activities was mainly driven by capital expenditures.

We paid for capital expenditures of $57.8 million and $51.9 million during the first three months of fiscal 2023 and fiscal 2022, respectively. Our capital expenditures accommodate our continued growth to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We continue to increase capital spending in fiscal 2023, to expand capacity to respond to brisk product demand and to continue our growth initiatives.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At August 31, 2022 and May 31, 2022, the fair value of our investments in available-for-sale debt securities and marketable equity securities, which includes captive insurance-related assets, totaled $139.3 million and $144.4 million, respectively. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs.

As of August 31, 2022, approximately $180.3 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $187.1 million at May 31, 2022. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note 7, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For the first three months of fiscal 2023, financing activities provided $79.7 million of cash, which compares to cash used for financing activities of $7.2 million during the first three months of fiscal 2022. The overall increase in cash provided by financing activities was driven principally by debt-related activities. During the first three months of fiscal 2023, we provided approximately $189.5 million more cash from additions to short and long-term debt, as a result of utilizing our $250 million AR Program. We also used approximately $74.8 million more cash to paydown existing debt during the first three months of fiscal 2023, compared to the same period in fiscal 2022. See below for further details on the significant components of our debt.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.15 billion and $1.31 billion as of August 31, 2022 and May 31, 2022, respectively.

Revolving Credit Agreement

During the quarter ended August 31, 2022, we amended our $1.3 billion unsecured syndicated revolving credit facility (the "Revolving Credit Facility"), which was set to expire on October 31, 2023. The amendment extended the expiration date to August 1, 2027 and increased the borrowing capacity to $1.35 billion. The Revolving Credit Facility bears interest at either the base rate or the adjusted Secured Overnight Financing Rate (SOFR), as defined, at our option, plus a spread determined by our debt rating. The Revolving Credit Facility includes sublimits for the issuance of swingline loans, which are comparatively short-term loans used for working capital purposes and letters of credit. The aggregate maximum principal amount of the commitments under the Revolving Credit Facility may be expanded upon our request, subject to certain conditions, up to $1.5 billion. The Revolving Credit Facility is available to refinance existing indebtedness, to finance working capital and capital expenditures, and for general corporate purposes.

The Revolving Credit Facility requires us to comply with various customary affirmative and negative covenants, including a leverage covenant (i.e., Net Leverage Ratio) and interest coverage ratio, which are calculated in accordance with the terms as defined by the Revolving Credit Facility. Under the terms of the leverage covenant, we may not permit our leverage ratio for total indebtedness to consolidated EBITDA for the four most recent fiscal quarters to exceed 3.75 to 1.00. During certain periods and per the terms of the Revolving Credit Facility, this ratio may be increased to 4.25 to 1.00 upon delivery of a notice to our lender requesting an increase to our maximum leverage or in connection with certain “material acquisitions.” The minimum required consolidated interest coverage ratio for EBITDA to interest expense is 3.50 to 1.00. The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended using EBITDA as defined in the Revolving Credit Facility.

As of August 31, 2022, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the Net Leverage Ratio and Interest Coverage Ratio covenants. At that date, our Net Leverage Ratio was 2.69 to 1.00, while our Interest Coverage Ratio was 10.90 to 1.00. As of August 31, 2022, we had $953.6 million of borrowing availability on our Revolving Credit Facility.

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

Accounts Receivable Securitization Program

As of August 31, 2022, we had an outstanding balance under our accounts receivable securitization program (the "AR Program") of $250.0 million. The maximum availability under the AR Program is $250.0 million, but availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Program.

The AR Program contains various customary affirmative and negative covenants, as well as customary default and termination provisions. Our failure to comply with the covenants described above and other covenants contained in the Revolving Credit Facility could result in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Revolving Credit Facility to be due and payable immediately. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that, under certain circumstances, an event of default that results in acceleration of our indebtedness under the Revolving Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable. See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at August 31, 2022.

Term Loan Facility Credit Agreement

On August 1, 2022, we amended the term loan credit facility, which was set to expire on February 21, 2023, to extend the maturity date to August 1, 2025, and paid down the borrowings outstanding on the term loan to $250 million. The term loan bears interest at either the base rate or the adjusted SOFR, as defined, at our option, plus a spread determined by our debt rating. The term loan contains customary covenants, including but not limited to, limitations on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, make certain investments, or sell or transfer assets. Additionally, we may not permit (i) our consolidated interest coverage ratio to be less than 3.50 to 1.00, or (ii) our leverage ratio (defined as the ratio of total indebtedness to consolidated EBITDA for the four most recent fiscal quarters) to exceed 3.75 to 1.00. During certain periods this ratio may be increased to 4.25 to 1.0 upon delivery of a notice to our lender requesting an increase to our maximum leverage or in connection with certain “material acquisitions.” See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at August 31, 2022.

Refer to Note G, "Borrowings," to the Consolidated Financial Statements, in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 for more comprehensive details on the significant components of our debt.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital, and the viability of banks and other financial institutions; (b) the prices, supply and capacity of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic and metal containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our construction and chemicals businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) the timing of and the realization of anticipated cost savings from restructuring initiatives and the ability to identify additional cost savings opportunities; (j) risks related to the adequacy of our contingent liability reserves; (k) risks relating to the Covid pandemic; (l) risks related to adverse weather conditions or the impacts of climate change and natural disasters; (m) risks related to the Russian invasion of Ukraine and other wars; (n) risks related to data breaches and data privacy violations; and (o) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2022, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2022. However, refer to the "Gross Profit Margin" paragraphs in the "RESULTS OF OPERATIONS" for the "Three Months Ended August 31, 2022" section above, for additional details on recent inflationary cost pressure and supply chain disruption at some of our businesses across certain product categories.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2022 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Environmental Proceedings

Like other companies participating in similar lines of business, some of our subsidiaries are identified as a “potentially responsible party” under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar local environmental statutes or are participating in the cost of certain clean-up efforts or other remedial actions relating to environmental matters. Our share of such costs to date, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on our consolidated financial condition or results of operations. See “Item 1 — Business — Environmental Matters,” in our Annual Report on Form 10-K for the year ended May 31, 2022.

As permitted by SEC rules, and given the size of our operations, we have elected to adopt a quantitative threshold for environmental proceedings of $1 million. As of the date of this filing, we are not aware of any matters that exceed this threshold and meet the definition for disclosure.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the other risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about repurchases of RPM International Inc. common stock made by us during the first quarter of fiscal 2023:

				Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
June 1, 2022 through June 30, 2022	306,318	$82.54	303,079
July 1, 2022 through July 31, 2022	92,918	$82.70	-
August 1, 2022 through August 31, 2022	47,406	$94.11	-
Total - First Quarter	446,642	$83.80	303,079

(1) All of the 143,563 shares of common stock that were disposed of back to us during the three-month period ended August 31, 2022 were in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.'s equity and incentive plans.

(2) The maximum dollar amount that may yet be repurchased under our program was approximately $342.3 million at August 31, 2022. Refer to Note 10 “Stock Repurchase Program” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1

Fourth Amendment to Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated August 1, 2022 (x)

10.2

Fourth Amendment to Credit Agreement among RPM International Inc., RPM Europe Holdco B.V., the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated August 1, 2022 (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2022, has been formatted in Inline XBRL

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

Dated: October 5, 2022