Form 10-Q
period 2022-11-30
RPM INTERNATIONAL INC/DE/
filed 2023-01-05
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022,

or

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

As of December 28, 2022, the registrant had 129,090,039 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

* As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	November 30, 2022	May 31, 2022
Assets
Current Assets
Cash and cash equivalents	$232,118	$201,672
Trade accounts receivable (less allowances of $48,041 and $46,669, respectively)	1,340,127	1,432,632
Inventories	1,389,591	1,212,618
Prepaid expenses and other current assets	355,024	304,887
Total current assets	3,316,860	3,151,809
Property, Plant and Equipment, at Cost	2,187,570	2,132,915
Allowance for depreciation	(1,061,701)	(1,028,932)
Property, plant and equipment, net	1,125,869	1,103,983
Other Assets
Goodwill	1,341,580	1,337,868
Other intangible assets, net of amortization	581,909	592,261
Operating lease right-of-use assets	295,384	307,797
Deferred income taxes	16,201	18,914
Other	171,710	195,074
Total other assets	2,406,784	2,451,914
Total Assets	$6,849,513	$6,707,706
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$679,596	$800,369
Current portion of long-term debt	3,713	603,454
Accrued compensation and benefits	197,266	262,445
Accrued losses	25,795	24,508
Other accrued liabilities	383,664	325,632
Total current liabilities	1,290,034	2,016,408
Long-Term Liabilities
Long-term debt, less current maturities	2,841,066	2,083,155
Operating lease liabilities	254,217	265,139
Other long-term liabilities	292,101	276,990
Deferred income taxes	80,010	82,186
Total long-term liabilities	3,467,394	2,707,470
Contingencies and Accrued Losses (Note 13)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 300,000 shares; issued 145,100 and outstanding 129,090 as of November 30, 2022; issued 144,685 and outstanding 129,199 as of May 31, 2022	1,291	1,292
Paid-in capital	1,113,025	1,096,147
Treasury stock, at cost	(756,872)	(717,019)
Accumulated other comprehensive (loss)	(601,046)	(537,337)
Retained earnings	2,334,063	2,139,346
Total RPM International Inc. stockholders' equity	2,090,461	1,982,429
Noncontrolling Interest	1,624	1,399
Total equity	2,092,085	1,983,828
Total Liabilities and Stockholders' Equity	$6,849,513	$6,707,706

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2022	2021	2022	2021
Net Sales	$1,791,708	$1,639,538	$3,724,028	$3,289,959
Cost of Sales	1,101,317	1,056,924	2,289,166	2,093,994
Gross Profit	690,391	582,614	1,434,862	1,195,965
Selling, General and Administrative Expenses	490,607	437,709	975,812	856,676
Restructuring Expense	1,272	2,977	2,626	3,988
Interest Expense	27,918	21,002	54,629	42,111
Investment (Income) Expense, Net	(6,851)	2,816	(3,187)	(2,934)
(Gain) on Sales of Assets, Net	-	(42,124)	-	(42,242)
Other Expense (Income), Net	2,310	(2,920)	4,726	(6,259)
Income Before Income Taxes	175,135	163,154	400,256	344,625
Provision for Income Taxes	43,593	38,038	99,435	84,714
Net Income	131,542	125,116	300,821	259,911
Less: Net Income Attributable to Noncontrolling Interests	198	241	464	454
Net Income Attributable to RPM International Inc. Stockholders	$131,344	$124,875	$300,357	$259,457
Average Number of Shares of Common Stock Outstanding:
Basic	127,585	128,022	127,600	128,058
Diluted	128,911	128,494	128,887	128,537
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$1.02	$0.97	$2.34	$2.01
Diluted	$1.02	$0.96	$2.33	$2.00

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2022	2021	2022	2021
Net Income	$131,542	$125,116	$300,821	$259,911
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $570; $1,521; $2,191 and $3,858, respectively)	9,172	(46,866)	(69,783)	(85,846)
Pension and other postretirement benefit liability adjustments (net of tax of $1,074; $1,213; $2,505 and $2,679, respectively)	3,549	3,587	7,821	8,029
Unrealized (loss) gain on securities and other (net of tax of $117; $90; $206 and $235, respectively)	(234)	(177)	(574)	97
Unrealized (loss) gain on derivatives (net of tax of zero; $3,142; zero and $5,713, respectively)	(604)	10,190	(1,211)	18,800
Total other comprehensive income (loss)	11,883	(33,266)	(63,747)	(58,920)
Total Comprehensive Income	143,425	91,850	237,074	200,991
Less: Comprehensive Income Attributable to Noncontrolling Interests	222	212	426	395
Comprehensive Income Attributable to RPM International Inc. Stockholders	$143,203	$91,638	$236,648	$200,596

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	November 30,	November 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$300,821	$259,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,750	75,975
Restructuring charges, net of payments	-	(2,107)
Fair value adjustments to contingent earnout obligations	-	2,470
Deferred income taxes	(4,196)	(6,130)
Stock-based compensation expense	16,877	17,010
Net loss on marketable securities	2,812	1,817
Net (gain) on sales of assets	-	(42,242)
Other	(104)	(7)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	72,931	80,510
(Increase) in inventory	(189,487)	(124,941)
(Increase) in prepaid expenses and other current and long-term assets	(23,025)	(15,165)
(Decrease) in accounts payable	(95,502)	(29,291)
(Decrease) in accrued compensation and benefits	(62,724)	(73,449)
Increase (decrease) in accrued losses	1,465	(3,322)
Increase in other accrued liabilities	94,297	18,316
Cash Provided by Operating Activities	190,915	159,355
Cash Flows from Investing Activities:
Capital expenditures	(113,463)	(101,416)
Acquisition of businesses, net of cash acquired	(47,542)	(114,231)
Purchase of marketable securities	(10,309)	(9,476)
Proceeds from sales of marketable securities	7,071	6,179
Proceeds from sales of assets	-	50,599
Other	236	(55)
Cash (Used for) Investing Activities	(164,007)	(168,400)
Cash Flows from Financing Activities:
Additions to long-term and short-term debt	517,785	104,377
Reductions of long-term and short-term debt	(351,795)	(733)
Cash dividends	(105,640)	(100,725)
Repurchases of common stock	(25,000)	(12,500)
Shares of common stock returned for taxes	(14,825)	(9,959)
Payments of acquisition-related contingent consideration	(3,705)	(5,714)
Other	(2,627)	(710)
Cash Provided by (Used for) Financing Activities	14,193	(25,964)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(10,655)	(18,844)
Net Change in Cash and Cash Equivalents	30,446	(53,853)
Cash and Cash Equivalents at Beginning of Period	201,672	246,704
Cash and Cash Equivalents at End of Period	$232,118	$192,851
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$52,256	$41,095
Income Taxes, net of refunds	$84,034	$102,826
Supplemental Disclosures of Noncash Investing Activities:
Capital expenditures accrued within accounts payable at quarter-end	$8,879	$9,847

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2022	129,199	$1,292	$1,096,147	$(717,019)	$(537,337)	$2,139,346	$1,982,429	$1,399	$1,983,828
Net income	-	-	-	-	-	169,013	169,013	266	169,279
Other comprehensive (loss)	-	-	-	-	(75,568)	-	(75,568)	(62)	(75,630)
Dividends declared and paid ($0.40 per share)	-	-	-	-	-	(51,420)	(51,420)	-	(51,420)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(60)	(60)
Share repurchases under repurchase program	(303)	(3)	3	(25,000)	-	-	(25,000)	-	(25,000)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	203	2	9,061	(12,458)	-	-	(3,395)	-	(3,395)
Balance at August 31, 2022	129,099	$1,291	$1,105,211	$(754,477)	$(612,905)	$2,256,939	$1,996,059	$1,543	$1,997,602
Net income	-	-	-	-	-	131,344	131,344	198	131,542
Other comprehensive income	-	-	-	-	11,859	-	11,859	24	11,883
Dividends declared and paid ($0.42 per share)	-	-	-	-	-	(54,220)	(54,220)	-	(54,220)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(141)	(141)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(9)	-	7,814	(2,395)	-	-	5,419	-	5,419
Balance at November 30, 2022	129,090	$1,291	$1,113,025	$(756,872)	$(601,046)	$2,334,063	$2,090,461	$1,624	$2,092,085

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2021	129,573	$1,295	$1,055,400	$(653,006)	$(514,884)	$1,852,259	$1,741,064	$1,961	$1,743,025
Net income	-	-	-	-	-	134,582	134,582	213	134,795
Other comprehensive (loss)	-	-	-	-	(25,624)	-	(25,624)	(30)	(25,654)
Dividends declared and paid ($0.38 per share)	-	-	-	-	-	(48,901)	(48,901)	-	(48,901)
Share repurchases under repurchase program	(133)	(1)	1	(12,500)	-		(12,500)	-	(12,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	303	3	5,760	(5,808)	-	-	(45)	-	(45)
Balance at August 31, 2021	129,743	$1,297	$1,061,161	$(671,314)	$(540,508)	$1,937,940	$1,788,576	$2,144	$1,790,720
Net income	-	-	-	-	-	124,875	124,875	241	125,116
Other comprehensive (loss)	-	-	-	-	(33,237)	-	(33,237)	(29)	(33,266)
Dividends declared and paid ($0.40 per share)	-	-	-	-	-	(51,824)	(51,824)	(711)	(52,535)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(66)	-	11,878	(4,157)	-	-	7,721	-	7,721
Balance at November 30, 2021	129,677	$1,297	$1,073,039	$(675,471)	$(573,745)	$2,010,991	$1,836,111	$1,645	$1,837,756

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three- and six-month periods ended November 30, 2022, and November 30, 2021. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2022.

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

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

The Company has not adopted any Accounting Standard Updates (“ASU”) during fiscal 2023 that have a material impact on our Consolidated Financial Statements. Additionally, there are no current ASU's issued, but not adopted, that are expected to have a material impact on the Company.

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

We incurred $1.2 and $2.6 million of restructuring costs for the three and six months ended November 30, 2022, respectively. We incurred $3.0 and $4.0 million of restructuring costs for the three and six months ended November 30, 2021, respectively. The current total expected costs associated with this plan are $121.3 million, of which $119.9 million has been incurred to date.

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at November 30, 2022
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$24,742	$-	$24,742
Corporate bonds	-	141	-	141
Total available-for-sale debt securities	-	24,883	-	24,883
Marketable equity securities:
Stocks - foreign	645	-	-	645
Stocks - domestic	4,967	-	-	4,967
Mutual funds - foreign	-	38,581	-	38,581
Mutual funds - domestic	-	74,524	-	74,524
Total marketable equity securities	5,612	113,105	-	118,717
Contingent consideration	-	-	(2,261)	(2,261)
Total	$5,612	$137,988	$(2,261)	$141,339

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2022
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$25,239	$-	$25,239
Corporate bonds	-	155	-	155
Total available-for-sale debt securities	-	25,394	-	25,394
Marketable equity securities:
Stocks - foreign	598	-	-	598
Stocks - domestic	5,085	-	-	5,085
Mutual funds - foreign	-	39,139	-	39,139
Mutual funds - domestic	-	74,227	-	74,227
Total marketable equity securities	5,683	113,366	-	119,049
Contingent consideration	-	-	(10,529)	(10,529)
Total	$5,683	$138,760	$(10,529)	$133,914

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled which is considered to be a Level 3 input. During the first half of fiscal 2023, we recorded an increase in the contingent consideration accrual related to acquisitions of $2.1 million and paid approximately $10.3 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current year. During the first half of fiscal 2022, we recorded an increase in the accrual for approximately $2.5 million related to fair value adjustments and paid approximately $5.7 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during fiscal 2022. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payments of contingent consideration in excess of fair value as of the acquisition date, are reported in cash flows from operating activities within other accrued liabilities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At November 30, 2022 and May 31, 2022, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our cash and cash equivalents and long-term debt as of November 30, 2022 and May 31, 2022 are as follows:

	At November 30, 2022
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$232,118	$232,118
Long-term debt, including current portion	2,844,779	2,644,932

	At May 31, 2022
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$201,672	$201,672
Long-term debt, including current portion	2,686,609	2,618,978

NOTE 5 — INVESTMENT (INCOME) EXPENSE, NET

Investment (income) expense, net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2022	2021	2022	2021
Interest (income)	$(2,389)	$(993)	$(4,539)	$(2,146)
Net (gain) loss on marketable securities	(3,794)	5,293	2,812	1,817
Dividend (income)	(668)	(1,484)	(1,460)	(2,605)
Investment (income) expense, net	$(6,851)	$2,816	$(3,187)	$(2,934)

Net (Gain) Loss on Marketable Securities

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2022	2021	2022	2021
Unrealized (gains) losses on marketable equity securities	$(3,754)	$5,542	$2,759	$2,324
Realized (gains) losses on marketable equity securities	(40)	(255)	89	(524)
Realized losses (gains) on available-for-sale debt securities	-	6	(36)	17
Net (gain) loss on marketable securities	$(3,794)	$5,293	$2,812	$1,817

NOTE 6 — OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2022	2021	2022	2021
Pension non-service costs (credits)	2,486	$(2,646)	$5,002	$(5,369)
Other	(176)	(274)	(276)	(890)
Other expense (income), net	$2,310	$(2,920)	$4,726	$(6,259)

NOTE 7 — INCOME TAXES

The effective income tax rate of 24.9% for the three months ended November 30, 2022 compares to the effective income tax rate of 23.3% for the three months ended November 30, 2021. The effective income tax rate of 24.8% for the six months ended November 30, 2022 compares to the effective income tax rate of 24.6% for the six months ended November 30, 2021. The effective income tax rates for the three- and six-month periods ended November 30, 2022 and 2021 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. Additionally, the effective tax rates for the three- and six-month periods ended November 30, 2022 reflect an unfavorable period-over-period tax rate differential on foreign earnings.

Our deferred tax liability for unremitted foreign earnings was $0.7 million as of November 30, 2022, which represents our estimate of the net tax cost associated with the remittance of $200.9 million of foreign earnings that are not considered to be permanently reinvested. We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of November 30, 2022. Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were remitted to us as dividends.

NOTE 8 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	November 30, 2022	May 31, 2022
Raw material and supplies	$578,260	$560,886
Finished goods	811,331	651,732
Total Inventory, Net of Reserves	$1,389,591	$1,212,618

NOTE 9 — BORROWINGS

3.45% Notes due 2022

On November 15, 2022, we repaid the $300.0 million aggregate principal amount outstanding on our 3.45% Notes due 2022.

Revolving Credit Agreement

During the quarter ended August 31, 2022, we amended our $1.3 billion unsecured syndicated revolving credit facility (the "Revolving Credit Facility"), which was set to expire on October 31, 2023. The amendment extended the expiration date to August 1, 2027 and increased the borrowing capacity to $1.35 billion. The Revolving Credit Facility bears interest at either the base rate or the adjusted Secured Overnight Financing Rate (SOFR), as defined, at our option, plus a spread determined by our debt rating. The amount outstanding on the Revolving Credit Facility adjusted for deferred financing fees, net of amortization as of November 30, and May 31, 2022, was $699.0 and $442.2 million, respectively. The Revolving Credit Facility is available to refinance existing indebtedness, to finance working capital and capital expenditures, and for general corporate purposes.

Term Loan Credit Facility Agreement

On August 1, 2022, we amended the term loan credit facility, which was set to expire on February 21, 2023, to extend the maturity date to August 1, 2025, and paid down the borrowings outstanding on the term loan to $250 million. The term loan bears interest at either the base rate or the adjusted SOFR, as defined, at our option, plus a spread determined by our debt rating. The amount outstanding on the term loan adjusted for deferred financing fees, net of amortization as of November 30, and May 31, 2022, was $249.7 and $299.8 million, respectively.

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

During the three months ended November 30, 2022 and 2021, we did not repurchase any shares of our common stock under this program. During the six months ended November 30, 2022, we repurchased 303,079 shares of our common stock at a cost of approximately $25.0 million, or an average of $82.49 per share. During the six months ended November 30, 2021, we repurchased 133,388 shares of our common stock at a cost of approximately $12.5 million, or an average of $93.71 per share. The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $342.3 million at November 30, 2022.

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share for the three- and six-month periods ended November 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$131,344	$124,875	$300,357	$259,457
Less: Allocation of earnings and dividends to participating securities	(676)	(1,103)	(1,466)	(2,198)
Net income available to common shareholders - basic	130,668	123,772	298,891	257,259
Add: Undistributed earnings reallocated to unvested shareholders	-	2	-	6
Reverse: Allocation of earnings and dividends to participating securities	676	-	1,466	-
Net income available to common shareholders - diluted	$131,344	$123,774	$300,357	$257,265
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,585	128,022	127,600	128,058
Average diluted options and awards	1,326	472	1,287	479
Total shares for diluted earnings per share (1)	128,911	128,494	128,887	128,537
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$1.02	$0.97	$2.34	$2.01
Method used to calculate basic earnings per share	Two-class	Two-class	Two-class	Two-class
Diluted Earnings Per Share of Common Stock	$1.02	$0.96	$2.33	$2.00
Method used to calculate diluted earnings per share	Treasury	Two-class	Treasury	Two-class

(1) For the three months ended November 30, 2022 and 2021, approximately 700,000 and 660,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive. For the six months ended November 30, 2022 and 2021, approximately 720,000 and 660,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

NOTE 12 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three- and six-month periods ended November 30, 2022 and 2021:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Pension Benefits	2022	2021	2022	2021
Service cost	$10,890	$11,914	$951	$1,348
Interest cost	7,173	3,842	1,728	1,282
Expected return on plan assets	(9,536)	(10,386)	(1,727)	(2,073)
Amortization of:
Prior service cost (credit)	-	1	(27)	(38)
Net actuarial losses recognized	4,487	4,225	125	114
Net Periodic Benefit Cost	$13,014	$9,596	$1,050	$633

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Postretirement Benefits	2022	2021	2022	2021
Service cost	$-	$-	$287	$432
Interest cost	21	10	368	299
Amortization of:
Prior service (credit)	(30)	(40)	-	-
Net actuarial losses (gains) recognized	11	15	(14)	32
Net Periodic Benefit Cost (Credit)	$2	$(15)	$641	$763

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Pension Benefits	2022	2021	2022	2021
Service cost	$21,780	$23,828	$1,902	$2,696
Interest cost	14,346	7,684	3,456	2,564
Expected return on plan assets	(19,072)	(20,772)	(3,454)	(4,146)
Amortization of:
Prior service cost (credit)	-	2	(54)	(76)
Net actuarial losses recognized	8,974	8,450	250	228
Net Periodic Benefit Cost	$26,028	$19,192	$2,100	$1,266

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Postretirement Benefits	2022	2021	2022	2021
Service cost	$-	$-	$574	$864
Interest cost	42	20	736	598
Amortization of:
Prior service (credit)	(60)	(80)	-	-
Net actuarial losses (gains) recognized	22	30	(28)	64
Net Periodic Benefit Cost (Credit)	$4	$(30)	$1,282	$1,526

Due to a reduction in return on plan assets and higher interest costs which are only partially offset by a reduction in service cost due to higher discount rates, net periodic pension cost for fiscal 2023 is higher than our fiscal 2022 expense. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, and these fluctuations may have a material impact on our consolidated financial results in the future. We previously disclosed in our financial statements for the fiscal year ended May 31, 2022 that we are required and expect to contribute approximately $1.3 million to our retirement plans in the U.S. and approximately $4.9 million to plans outside the U.S. during the current fiscal year. Throughout fiscal 2023, we will evaluate whether to make additional contributions.

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at November 30, 2022, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2022	2021	2022	2021
Beginning Balance	$12,500	$13,032	$10,905	$13,175
Deductions (1)	(8,160)	(5,424)	(14,504)	(11,682)
Provision charged to expense	7,169	5,278	15,108	11,393
Ending Balance	$11,509	$12,886	$11,509	$12,886

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

Trade accounts receivable, net of allowances, and net contract assets consisted of the following:

(In thousands, except percentages)	November 30, 2022	May 31, 2022	$ Change	% Change
Trade accounts receivable, less allowances	$1,340,127	$1,432,632	$(92,505)	-6.5%

Contract assets	$82,000	$57,234	$24,766	43.3%
Contract liabilities - short-term	(51,921)	(44,938)	(6,983)	15.5%
Net Contract Assets	$30,079	$12,296	$17,783

The $17.8 million increase in our net contract assets from May 31, 2022 to November 30, 2022, resulted primarily due to the timing of construction jobs in progress at November 30, 2022 versus May 31, 2022.

We also record long-term deferred revenue, which amounted to $59.9 million and $62.5 million as of November 30, 2022 and May 31, 2022, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our consolidated balance sheets.

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

The following tables summarize the activity for the allowance for credit losses for the three and six months ended November 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2022	2021	2022	2021
Beginning Balance	$46,775	$52,181	$46,669	$55,922
Bad debt provision	5,116	869	7,523	2,074
Uncollectible accounts written off, net of recoveries	(4,238)	(812)	(4,905)	(4,899)
Translation adjustments	388	(1,306)	(1,246)	(2,165)
Ending Balance	$48,041	$50,932	$48,041	$50,932

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

Three Months Ended November 30, 2022	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$379,722	$214,738	$504,108	$179,160	$1,277,728
Foreign
Canada	65,344	22,311	44,832	1,061	133,548
Europe	115,785	57,012	49,507	20,033	242,337
Latin America	51,592	10,640	7,365	334	69,931
Asia Pacific	21,671	6,387	4,547	11,496	44,101
Other Foreign	-	24,063	-	-	24,063
Total Foreign	254,392	120,413	106,251	32,924	513,980
Total	$634,114	$335,151	$610,359	$212,084	$1,791,708

Three Months Ended November 30, 2021	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$342,282	$187,838	$431,450	$153,188	$1,114,758
Foreign
Canada	68,901	18,684	30,340	2,091	120,016
Europe	132,575	60,958	55,070	25,991	274,594
Latin America	49,486	6,846	7,911	545	64,788
Asia Pacific	20,951	5,488	4,426	11,809	42,674
Other Foreign	(5)	22,713	-	-	22,708
Total Foreign	271,908	114,689	97,747	40,436	524,780
Total	$614,190	$302,527	$529,197	$193,624	$1,639,538

Six Months Ended November 30, 2022	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$843,130	$438,408	$1,054,727	$352,023	$2,688,288
Foreign
Canada	135,482	44,973	89,082	2,047	271,584
Europe	232,980	113,720	103,125	42,158	491,983
Latin America	107,264	20,122	13,551	740	141,677
Asia Pacific	44,955	12,156	9,366	17,813	84,290
Other Foreign	-	46,206	-	-	46,206
Total Foreign	520,681	237,177	215,124	62,758	1,035,740
Total	$1,363,811	$675,585	$1,269,851	$414,781	$3,724,028

Six Months Ended November 30, 2021	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$714,595	$364,032	$863,849	$302,599	$2,245,075
Foreign
Canada	145,461	37,135	64,282	4,231	251,109
Europe	262,993	118,793	115,337	50,326	547,449
Latin America	96,908	13,237	15,228	1,039	126,412
Asia Pacific	38,555	12,149	8,910	17,484	77,098
Other Foreign	40	42,776	-	-	42,816
Total Foreign	543,957	224,090	203,757	73,080	1,044,884
Total	$1,258,552	$588,122	$1,067,606	$375,679	$3,289,959

	Three Months Ended		Six Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Income (Loss) Before Income Taxes	2022	2021	2022	2021
CPG Segment	$75,453	$130,368	$184,655	$244,725
PCG Segment	45,294	37,854	92,248	72,932
Consumer Segment	93,873	33,104	210,562	79,019
SPG Segment	27,431	20,591	55,316	45,147
Corporate/Other	(66,916)	(58,763)	(142,525)	(97,198)
Consolidated	$175,135	$163,154	$400,256	$344,625

(In thousands)	November 30,	May 31,
Identifiable Assets	2022	2022
CPG Segment	$2,259,215	$2,160,071
PCG Segment	1,169,734	1,115,780
Consumer Segment	2,435,306	2,405,764
SPG Segment	863,803	839,419
Corporate/Other	121,455	186,672
Consolidated	$6,849,513	$6,707,706

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

Goodwill

Our annual goodwill impairment analysis for fiscal 2022 did not result in any indicators of impairment. Should future earnings and cash flows at our reporting units decline, discount rates increase, and/or other relevant events and circumstances change that affect the fair value of our reporting units, future impairment charges to goodwill and other intangible assets may be required.

In August 2022, we announced our Margin Achievement Plan 2025 (“MAP 2025”) operational improvement initiative. Initial phases of the plan have focused on commercial initiatives, operational efficiencies, and procurement. However, due to the challenged macroeconomic environment, we are currently evaluating certain business restructuring actions, specifically our go to market strategy for certain businesses operating in Europe. As a result of these potential improvements and business restructuring actions, impairment of intangible assets, including goodwill, and other long-lived assets, could be incurred.

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

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2022	2021	2022	2021
Net Sales
CPG Segment	$634,114	$614,190	$1,363,811	$1,258,552
PCG Segment	335,151	302,527	675,585	588,122
Consumer Segment	610,359	529,197	1,269,851	1,067,606
SPG Segment	212,084	193,624	414,781	375,679
Consolidated	$1,791,708	$1,639,538	$3,724,028	$3,289,959
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$75,453	$130,368	$184,655	$244,725
Interest (Expense), Net (b)	(3,756)	(1,649)	(4,523)	(3,519)
EBIT (c)	$79,209	$132,017	$189,178	$248,244
PCG Segment
Income Before Income Taxes (a)	$45,294	$37,854	$92,248	$72,932
Interest Income, Net (b)	292	247	473	331
EBIT (c)	$45,002	$37,607	$91,775	$72,601
Consumer Segment
Income Before Income Taxes (a)	$93,873	$33,104	$210,562	$79,019
Interest Income, Net (b)	1	73	27	149
EBIT (c)	$93,872	$33,031	$210,535	$78,870
SPG Segment
Income Before Income Taxes (a)	$27,431	$20,591	$55,316	$45,147
Interest (Expense), Net (b)	(7)	(29)	(5)	(64)
EBIT (c)	$27,438	$20,620	$55,321	$45,211
Corporate/Other
(Loss) Before Income Taxes (a)	$(66,916)	$(58,763)	$(142,525)	$(97,198)
Interest (Expense), Net (b)	(17,597)	(22,460)	(47,414)	(36,074)
EBIT (c)	$(49,319)	$(36,303)	$(95,111)	$(61,124)
Consolidated
Net Income	$131,542	$125,116	$300,821	$259,911
Add: Provision for Income Taxes	43,593	38,038	99,435	84,714
Income Before Income Taxes (a)	175,135	163,154	400,256	344,625
Interest (Expense)	(27,918)	(21,002)	(54,629)	(42,111)
Investment Income (Expense), Net	6,851	(2,816)	3,187	2,934
EBIT (c)	$196,202	$186,972	$451,698	$383,802

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2022

Net Sales

	Three months ended
(in millions, except percentages)	November 30, 2022	November 30, 2021	Total Growth	Organic Growth(1)	Acquisition Growth	Foreign Currency Exchange Impact
CPG Segment	$634.1	$614.2	3.2%	6.9%	1.5%	-5.2%
PCG Segment	335.1	302.5	10.8%	15.4%	0.6%	-5.2%
Consumer Segment	610.4	529.2	15.3%	17.5%	0.4%	-2.6%
SPG Segment	212.1	193.6	9.5%	11.5%	0.9%	-2.9%
Consolidated	$1,791.7	$1,639.5	9.3%	12.4%	1.0%	-4.1%
(1) Organic growth includes the impact of price and volume.

Our CPG segment generated organic sales growth during the second quarter of fiscal 2023 when compared to the same quarter in the prior year driven by strength in restoration systems for commercial roofing, facades, and parking structures. Additionally, the segment's concrete admixtures and repair business continued to benefit from market share gains. Improved pricing in response to continued cost inflation also contributed to sales growth during the quarter. This growth was partially offset by deteriorating economic conditions in Europe and reduced demand for businesses that serve the new residential home construction market.

Our PCG segment generated significant organic sales growth during the second quarter of fiscal 2023 in nearly all the major business units in the segment when compared to the same quarter in the prior year. Performing particularly well were businesses that provide flooring systems, protective coatings and fiberglass reinforced plastic grating, all of which were strategically well-positioned to benefit from growing vertical markets such as semiconductor chip manufacturing, pharmaceuticals, as well as energy. This increase was also facilitated by improved pricing in response to continued cost inflation.

Our Consumer segment generated significant organic sales growth in comparison to the prior year due to improved pricing to catch up with continued cost inflation and strong sales growth in North America. The prior year comparison was negatively impacted by supply chain disruptions as a result of reduced raw material supply, particularly of alkyd-based resins.

Our SPG segment generated significant organic sales growth during the second quarter of fiscal 2023, particularly those businesses serving the food coatings and additives market, as a result of strategically refocusing sales management and selling efforts. The segment's disaster restoration business benefited from the response to Hurricane Ian and improved material supply compared to a low prior year comparison when semiconductor chip shortages prevented the business from meeting customer demand.

Gross Profit Margin Our consolidated gross profit margin of 38.5% of net sales for the second quarter of fiscal 2023 compares to a consolidated gross profit margin of 35.5% for the comparable period a year ago. The current quarter gross profit margin increase of approximately 3.0%, or 300 basis points (“bps”), resulted primarily from the realization of production efficiencies due to improved raw material supply and higher selling prices in response to continued cost inflation. In addition, our Map to Growth and MAP 2025, together MAP initiatives, resulted in incremental savings that favorably impacted our gross margin. Partially offsetting these improvements were continued inflation in raw materials and wages.

We expect that these increased costs will continue to be reflected in our results throughout the remainder of fiscal 2023. In addition, rising interest rates have negatively impacted construction activity, existing home sales, and overall economic activity, resulting in reduced customer demand which we expect to continue into the third quarter.

SG&A Our consolidated SG&A expense during the period was $52.9 million higher versus the same period last year and increased to 27.3% of net sales from 26.7% of net sales for the prior year quarter. Variable costs associated with improved results such as commission expense and bonuses were contributing factors. In addition, pay inflation and professional fees associated with our MAP 2025 initiatives contributed to this increase. Additional SG&A expense recognized by companies we recently acquired approximated $3.5 million during the second quarter of fiscal 2023.

Our CPG segment SG&A was approximately $12.2 million higher for the second quarter of fiscal 2023 versus the comparable prior year period and increased as a percentage of net sales. The increase in expense was mainly due to higher distribution costs, pay inflation, as well as restoration of travel expenses compared to the prior year and investments in growth initiatives. Additionally, companies recently acquired generated approximately $1.8 million of additional SG&A expense.

Our PCG segment SG&A was approximately $12.4 million higher for the second quarter of fiscal 2023 versus the comparable prior year period and increased as a percentage of net sales. The increase in expense as compared to the prior year period is mainly due to increased commissions as a result of higher volume as well as higher incentive compensation, pay inflation, increased bad debt expense, and the restoration of travel expenses after COVID. Additionally, companies recently acquired generated approximately $0.3 million of additional SG&A expense.

Our Consumer segment SG&A increased by approximately $15.4 million during the second quarter of fiscal 2023 versus the same period last year, but decreased slightly as a percentage of net sales. The quarter-over-quarter increase in SG&A was attributable to pay inflation and restoration of travel expenses, as well as increases in advertising, promotional expense, incentive compensation, and distribution costs. Additionally, companies recently acquired generated approximately $0.9 million of additional SG&A expense.

Our SPG segment SG&A was approximately $2.7 million higher during the second quarter of fiscal 2023 versus the comparable prior year period but decreased slightly as a percentage of net sales. The increase in SG&A expense is attributable to pay inflation and investments in growth initiatives across each of its business units, partially offset by a charge recorded during the prior year period related to the legal matter described above in Note 13, "Contingencies and Other Accrued Losses," to the Consolidated Financial Statements. Additionally, companies recently acquired generated approximately $0.5 million of additional SG&A expense.

SG&A expenses in our corporate/other category increased by $10.2 million during the second quarter of fiscal 2023 as compared to last year’s second quarter mainly due to higher professional fees related to our MAP 2025 operational improvement initiatives.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the three months ended November 30, 2022 and 2021, as the service cost component has a significant impact on our SG&A expense:

	Three months ended
(in millions)	November 30, 2022	November 30, 2021	Change
Service cost	$12.2	$13.7	$(1.5)
Interest cost	9.3	5.4	3.9
Expected return on plan assets	(11.3)	(12.4)	1.1
Amortization of:
Prior service (credit)	(0.1)	(0.1)	-
Net actuarial losses recognized	4.6	4.4	0.2
Total Net Periodic Pension & Postretirement Benefit Costs	$14.7	$11.0	$3.7

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

See Note 3, “Restructuring,” to the Consolidated Financial Statements, for details.

Interest Expense

	Three months ended
(in millions, except percentages)	November 30, 2022	November 30, 2021
Interest expense	$27.9	$21.0
Average interest rate (a)	3.90%	3.07%

(a) The interest rate increase was a result of higher market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$0.9
Non-acquisition-related average borrowings	0.4
Change in average interest rate	5.6
Total Change in Interest Expense	$6.9

Investment (Income) Expense, Net

See Note 5, “Investment (Income) Expense, Net,” to the Consolidated Financial Statements for details.

Other Expense (Income), Net

See Note 6, “Other Expense (Income), Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Three months ended
(in millions, except percentages)	November 30, 2022	% of net sales	November 30, 2021	% of net sales
CPG Segment	$75.4	11.9%	$130.4	21.2%
PCG Segment	45.3	13.5%	37.9	12.5%
Consumer Segment	93.9	15.4%	33.1	6.3%
SPG Segment	27.4	12.9%	20.6	10.6%
Non-Op Segment	(66.9)	—	(58.8)	—
Consolidated	$175.1		$163.2

Our CPG segment, the most internationally concentrated segment, results reflect the negative impact of deteriorated macroeconomic conditions in Europe and unfavorable foreign currency exchange. In addition, our prior year CPG segment results include a $41.9 million gain on the sale of certain real property assets. Our PCG segment results reflect improved pricing in response to continued cost inflation, volume growth and improved product mix, which was partially offset by unfavorable foreign currency exchange. Our Consumer segment results reflect improved pricing to catch up to continued cost inflation and improved material supply which led to improved operating efficiencies. Our SPG segment results reflect improved pricing in response to continued cost inflation, as well as increased operating efficiencies due to improved material supply. Our Non-Op segment results reflect the unfavorable swing in pension non-service costs, along with increased interest expense and professional fees.

Income Tax Rate The effective income tax rate of 24.9% for the three months ended November 30, 2022 compares to the effective income tax rate of 23.3% for the three months ended November 30, 2021. The effective income tax rates for the presented periods reflect variances from the 21% statutory rate due primarily to the impact of state and local income taxes, non-deductible business expenses and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. Additionally, the effective tax rate for the three-month period ended November 30, 2022 reflects an unfavorable period-over-period tax rate differential on foreign earnings.

Net Income

	Three months ended
(in millions, except percentages and per share amounts)	November 30, 2022	% of net sales	November 30, 2021	% of net sales
Net income	$131.5	7.3%	$125.1	7.6%
Net income attributable to RPM International Inc. stockholders	131.3	7.3%	124.9	7.6%
Diluted earnings per share	1.02		0.96

Six Months Ended November 30, 2022

Net Sales

	Six Months Ended
(in millions, except percentages)	November 30, 2022	November 30, 2021	Total Growth	Organic Growth(1)	Acquisition Growth	Foreign Currency Exchange Impact
CPG Segment	$1,363.8	$1,258.6	8.4%	11.4%	1.8%	-4.8%
PCG Segment	675.6	588.1	14.9%	19.4%	0.3%	-4.8%
Consumer Segment	1,269.8	1,067.6	18.9%	20.8%	0.4%	-2.3%
SPG Segment	414.8	375.7	10.4%	12.2%	0.8%	-2.6%
Consolidated	$3,724.0	$3,290.0	13.2%	16.0%	1.0%	-3.8%
(1) Organic growth includes the impact of price and volume.

Our CPG segment generated significant organic sales growth during the first half of fiscal 2023 when compared to the same prior year period driven by strength in restoration systems for commercial roofing, facades and parking structures. Additionally, the segment's concrete admixtures and repair business benefited from market share gains. Improved pricing in response to continued cost inflation also contributed to sales growth during the first six months of the year. This growth was partially offset by deteriorating economic conditions and unfavorable foreign exchange translation in Europe, along with reduced demand for businesses that serve the new residential home construction market.

Our PCG segment generated significant sales growth during the first half of fiscal 2023 in nearly all the major business units in the segment when compared to the same period in the prior year. Performing particularly well were businesses that provide flooring systems, protective coatings, and fiberglass reinforced plastic grating, all of which were strategically well-positioned to benefit from growing vertical markets such as semiconductor chip manufacturing, pharmaceuticals, as well as energy. This increase was also facilitated by strong demand in energy markets and price increases in response to continued cost inflation. Internationally, unfavorable foreign exchange translation was a headwind, particularly in Europe, but growth in emerging markets was strong in local currency.

Our Consumer segment generated significant organic growth during the first half of fiscal 2023 in comparison to the prior year period due to improved raw material supply, particularly of alkyd-based resins secured through strategic investment in its supply chain, insourcing, and qualifying new suppliers, resulting in improved product availability. In addition, sales growth benefitted from price increases to catch up with continued cost inflation and the prior year comparison when supply chain disruptions impacted raw material supply, which was partially offset by unfavorable foreign exchange translation, particularly in Europe.

Our SPG segment generated significant sales growth during the first half of fiscal 2023, particularly those businesses serving the food coatings and additives market, as a result of strategically refocusing sales management and selling efforts. The segment's disaster restoration business also benefited from the response to Hurricane Ian and worked through backlog after resolving previous semiconductor chip supply shortages. This was partially offset by unfavorable foreign exchange translation.

Gross Profit Margin Our consolidated gross profit margin of 38.5% of net sales for the first half of fiscal 2023 compares to a consolidated gross profit margin of 36.4% for the comparable period a year ago. The current period gross profit margin increase of approximately 2.1%, or 210 basis points (“bps”), resulted primarily from higher selling prices catching up with continued cost inflation as well as the realization of production efficiencies due to improved raw material supply, savings from MAP initiatives, and improved sales. Partially offsetting these improvements were continued inflation in raw materials and wages.

We expect that these increased costs will continue to be reflected in our results throughout the remainder of fiscal 2023. In addition, rising interest rates have negatively impacted construction activity, existing home sales, and overall economic activity, resulting in reduced customer demand which we expect to continue into the third quarter.

SG&A Our consolidated SG&A expense during the period was $119.1 million higher versus the same period last year and increased to 26.2% of net sales from 26.0% of net sales for the prior year period. Variable costs associated with improved results such as commission expense and bonuses were contributing factors. In addition, professional fees associated with our MAP 2025 initiatives and pay inflation contributed to this increase. Additional SG&A expense recognized by companies we recently acquired approximated $7.5 million during the first half of fiscal 2023.

Our CPG segment SG&A was approximately $27.9 million higher for the first half of fiscal 2023 versus the comparable prior year period and increased slightly as a percentage of net sales. The increase in expense was mainly due to higher distribution costs, higher commission expense associated with higher sales, pay inflation, as well as restoration of discretionary spending (i.e. meetings, travel, etc.) compared to the prior year and investments in growth initiatives. Additionally, companies recently acquired generated approximately $4.6 million of additional SG&A expense.

Our PCG segment SG&A was approximately $23.5 million higher for the first half of fiscal 2023 versus the comparable prior year period but decreased slightly as a percentage of net sales. The increase in expense as compared to the prior year period is mainly due to increased commissions, higher distribution costs, pay inflation, increased bad debt expense, along with restoration of travel expenses and investments in growth initiatives for diversification of its industrial coatings business. Additionally, companies recently acquired generated approximately $0.3 million of additional SG&A expense.

Our Consumer segment SG&A increased by approximately $33.0 million during the first half of fiscal 2023 versus the same period last year, but decreased as a percentage of net sales. The period over period increase in SG&A was attributable to increases in advertising and promotional expense, increased distribution costs, pay inflation, and the restoration of travel expenses. Additionally, companies recently acquired generated approximately $1.8 million of additional SG&A expense.

Our SPG segment SG&A was approximately $8.1 million higher during the first half of fiscal 2023 versus the comparable prior year period but decreased slightly as a percentage of net sales. The increase in SG&A expense is attributable to pay inflation and investments in growth initiatives across each of its business units, partially offset by a charge recorded during the prior year period related to the legal matter described above in Note 13, "Contingencies and Other Accrued Losses," to the Consolidated Financial Statements. Additionally, companies recently acquired generated approximately $0.8 million of additional SG&A expense.

SG&A expenses in our corporate/other category increased by $26.6 million during the first half of fiscal 2023 as compared to last year’s first half mainly due to higher professional fees related to operational improvement initiatives.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the six months ended November 30, 2022 and 2021, as the service cost component has a significant impact on our SG&A expense:

	Six Months Ended
(in millions)	November 30, 2022	November 30, 2021	Change
Service cost	$24.2	$27.4	$(3.2)
Interest cost	18.6	10.9	7.7
Expected return on plan assets	(22.5)	(24.9)	2.4
Amortization of:
Prior service (credit)	(0.1)	(0.2)	0.1
Net actuarial losses recognized	9.2	8.8	0.4
Total Net Periodic Pension & Postretirement Benefit Costs	$29.4	$22.0	$7.4

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

See Note 3, “Restructuring,” to the Consolidated Financial Statements, for details.

Interest Expense

	Six Months Ended
(in millions, except percentages)	November 30, 2022	November 30, 2021
Interest expense	$54.6	$42.1
Average interest rate (a)	3.70%	3.11%

(a) The interest rate increase was a result of higher market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$2.0
Non-acquisition-related average borrowings	2.1
Change in average interest rate	8.4
Total Change in Interest Expense	$12.5

Investment (Income) Expense, Net

See Note 5, “Investment (Income) Expense, Net,” to the Consolidated Financial Statements for details.

Other Expense (Income), Net

See Note 6, “Other Expense (Income), Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Six Months Ended
(in millions, except percentages)	November 30, 2022	% of net sales	November 30, 2021	% of net sales
CPG Segment	$184.7	13.5%	$244.7	19.4%
PCG Segment	92.2	13.7%	72.9	12.4%
Consumer Segment	210.6	16.6%	79.0	7.4%
SPG Segment	55.3	13.3%	45.2	12.0%
Non-Op Segment	(142.5)	—	(97.2)	—
Consolidated	$400.3		$344.6

On a consolidated basis, our results reflect the unfavorable impact of foreign exchange translation in Europe. Our CPG segment results reflect deteriorated macroeconomic conditions in Europe and reduced demand for businesses that serve the new residential home construction market. In addition, our prior year CPG segment results include a $41.9 million gain on the sale of certain real property assets. Our PCG segment results reflect improved pricing, volume growth and improved product mix, resulting from digital sales management tools. Our Consumer segment results reflect improved material supply which allowed for previously developed operating efficiencies to be realized and improved pricing to catch up with continued cost inflation. Our SPG segment results reflect improved pricing, operating improvement cost savings, as well as increased operating efficiencies due to improved material supply. Our Non-Op segment results reflect the unfavorable swing in pension non-service costs along with increased interest expense and professional fees.

Income Tax Rate The effective income tax rate of 24.8% for the six months ended November 30, 2022 compares to the effective income tax rate of 24.6% for the six months ended November 30, 2021. The effective income tax rates for the presented periods reflect variances from the 21% statutory rate due primarily to the impact of state and local income taxes, non-deductible business expenses and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. Additionally, the effective tax rate for the six-month period ended November 30, 2022 reflects an unfavorable period-over-period tax rate differential on foreign earnings.

Net Income

	Six Months Ended
(in millions, except percentages and per share amounts)	November 30, 2022	% of net sales	November 30, 2021	% of net sales
Net income	$300.8	8.1%	$259.9	7.9%
Net income attributable to RPM International Inc. stockholders	300.4	8.1%	259.5	7.9%
Diluted earnings per share	2.33		2.00

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2023 Compared with Fiscal 2022

Operating Activities

Approximately $190.9 million of cash was provided by operating activities during the first six months of fiscal 2023, compared with $159.4 million of cash provided by operating activities during the same period last year. The net change in cash from operations includes the change in net income, which increased by $40.9 million during the first six months of fiscal 2023 versus the same period during fiscal 2022.

During the first six months of fiscal 2023, the change in accounts receivable provided approximately $7.6 million less cash than the first six months of fiscal 2022. Average days sales outstanding (“DSO”) at November 30, 2022, increased to 64.5 days from 64.2 days at November 30, 2021.

During the first six months of fiscal 2023, the change in inventory used approximately $64.5 million more cash compared to our spending during the same period a year ago, as a result of material price inflation and strategic build-up of inventory to improve supply chain resiliency. Average days of inventory outstanding (“DIO”) was approximately 102.3 and 85.9 days at November 30, 2022 and 2021, respectively.

The change in accounts payable during the first six months of fiscal 2023 used approximately $66.2 million more cash than during the first six months of fiscal 2022 due principally to the timing of purchases which were suppressed by supply constraints at the end of fiscal year 2021 and reduced purchases in fiscal 2023 due to elevated inventory levels and improved supply chain conditions. Average days payables outstanding (“DPO”) increased, however, by approximately 5.1 days to 86.5 days at November 30, 2022 from 81.4 days at November 30, 2021.

The change in other accrued liabilities during the first six months of fiscal 2023 provided approximately $76.0 million more cash than during the first six months of fiscal 2022 due principally to the timing of income taxes payable, increase in consulting cost accruals and the increase in customer rebate accruals.

Investing Activities

For the first six months of fiscal 2023, cash used for investing activities decreased by $4.4 million to $164.0 million as compared to $168.4 million in the prior year period. This year-over-year decrease in cash used for investing activities was mainly driven by a $66.7 million decrease in cash used for business acquisitions, and the sales of assets which provided $50.6 million of proceeds in the prior year period.

We paid for capital expenditures of $113.5 million and $101.4 million during the first six months of fiscal 2023 and fiscal 2022, respectively. Our capital expenditures facilitate our continued growth, allow us to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We continue to increase capital spending in fiscal 2023, to expand capacity to continue our growth initiatives.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At November 30, 2022 and May 31, 2022, the fair value of our investments in available-for-sale debt securities and marketable equity securities, which includes captive insurance-related assets, totaled $143.6 million and $144.4 million, respectively. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs.

As of November 30, 2022, approximately $217.2 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $187.1 million at May 31, 2022. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note 7, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For the first six months of fiscal 2023, financing activities provided $14.2 million of cash, which compares to cash used for financing activities of $26.0 million during the first six months of fiscal 2022. The overall increase in cash provided by financing activities was driven principally by debt-related activities. During the first six months of fiscal 2023, we provided approximately $413.4 million more cash from additions to short and long-term debt, as a result of additional net borrowings of approximately $267.7 million on our revolving credit facility and utilizing our $250 million AR Program. We also used approximately $351.1 million more cash to paydown existing debt during the first six months of fiscal 2023, compared to the same period in fiscal 2022, primarily as a result of repaying our $300 million 3.45% Notes due 2022. See below for further details on the significant components of our debt.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $880.0 million and $1.31 billion as of November 30, 2022 and May 31, 2022, respectively.

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

As of November 30, 2022, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the Net Leverage Ratio and Interest Coverage Ratio covenants. At that date, our Net Leverage Ratio was 2.53 to 1.00, while our Interest Coverage Ratio was 10.64 to 1.00. As of November 30, 2022, we had $647.9 million of borrowing availability on our Revolving Credit Facility.

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

Accounts Receivable Securitization Program

As of November 30, 2022, we had an outstanding balance under our accounts receivable securitization program (the "AR Program") of $250.0 million. The maximum availability under the AR Program is $250.0 million, but availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Program.

The AR Program contains various customary affirmative and negative covenants, as well as customary default and termination provisions. Our failure to comply with the covenants described above and other covenants contained in the Revolving Credit Facility could result in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Revolving Credit Facility to be due and payable immediately. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that, under certain circumstances, an event of default that results in acceleration of our indebtedness under the Revolving Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable. See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at November 30, 2022.

Term Loan Facility Credit Agreement

On August 1, 2022, we amended the term loan credit facility, which was set to expire on February 21, 2023, to extend the maturity date to August 1, 2025, and paid down the borrowings outstanding on the term loan to $250 million. The term loan bears interest at either the base rate or the adjusted SOFR, as defined, at our option, plus a spread determined by our debt rating. The term loan contains customary covenants, including but not limited to, limitations on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, make certain investments, or sell or transfer assets. Additionally, we may not permit (i) our consolidated interest coverage ratio to be less than 3.50 to 1.00, or (ii) our leverage ratio (defined as the ratio of total indebtedness to consolidated EBITDA for the four most recent fiscal quarters) to exceed 3.75 to 1.00. During certain periods this ratio may be increased to 4.25 to 1.0 upon delivery of a notice to our lender requesting an increase to our maximum leverage or in connection with certain “material acquisitions.” See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at November 30, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2022. However, refer to the "Gross Profit Margin" paragraphs in the "RESULTS OF OPERATIONS" for the "Three Months Ended November 30, 2022" and "Six Months Ended November 30, 2022" sections above, for additional details on recent inflationary cost pressure.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2022 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about repurchases of RPM International Inc. common stock made by us during the second quarter of fiscal 2023:

Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
September 1, 2022 through September 30, 2022	-	$-	-
October 1, 2022 through October 31, 2022	29,251	$86.34	-
November 1, 2022 through November 30, 2022	365	$98.91	-
Total - Second Quarter	29,616	$86.49	-

(1) All of the 29,616 shares of common stock that were disposed of back to us during the three-month period ended November 30, 2022 were in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.'s equity and incentive plans.

(2) The maximum dollar amount that may yet be repurchased under our program was approximately $342.3 million at November 30, 2022. Refer to Note 10 “Stock Repurchase Program” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2022, has been formatted in Inline XBRL

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

Dated: January 5, 2023