Form 10-Q
period 2023-02-28
RPM INTERNATIONAL INC/DE/
filed 2023-04-06
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023,

or

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

As of March 29, 2023, the registrant had 128,911,630 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

* As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	February 28, 2023	May 31, 2022
Assets
Current Assets
Cash and cash equivalents	$193,870	$201,672
Trade accounts receivable (less allowances of $47,322 and $46,669, respectively)	1,203,212	1,432,632
Inventories	1,341,303	1,212,618
Prepaid expenses and other current assets	340,990	304,887
Total current assets	3,079,375	3,151,809
Property, Plant and Equipment, at Cost	2,237,743	2,132,915
Allowance for depreciation	(1,071,722)	(1,028,932)
Property, plant and equipment, net	1,166,021	1,103,983
Other Assets
Goodwill	1,288,071	1,337,868
Other intangible assets, net of amortization	562,732	592,261
Operating lease right-of-use assets	327,179	307,797
Deferred income taxes	17,023	18,914
Other	169,022	195,074
Total other assets	2,364,027	2,451,914
Total Assets	$6,609,423	$6,707,706
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$577,761	$800,369
Current portion of long-term debt	3,130	603,454
Accrued compensation and benefits	204,542	262,445
Accrued losses	22,101	24,508
Other accrued liabilities	311,974	325,632
Total current liabilities	1,119,508	2,016,408
Long-Term Liabilities
Long-term debt, less current maturities	2,819,432	2,083,155
Operating lease liabilities	283,981	265,139
Other long-term liabilities	239,046	276,990
Deferred income taxes	92,474	82,186
Total long-term liabilities	3,434,933	2,707,470
Contingencies and Accrued Losses (Note 15)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 300,000 shares; issued 145,100 and outstanding 128,933 as of February 28, 2023; issued 144,685 and outstanding 129,199 as of May 31, 2022	1,289	1,292
Paid-in capital	1,119,786	1,096,147
Treasury stock, at cost	(769,933)	(717,019)
Accumulated other comprehensive (loss)	(604,821)	(537,337)
Retained earnings	2,306,836	2,139,346
Total RPM International Inc. stockholders' equity	2,053,157	1,982,429
Noncontrolling Interest	1,825	1,399
Total equity	2,054,982	1,983,828
Total Liabilities and Stockholders' Equity	$6,609,423	$6,707,706

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2023	2022	2023	2022
Net Sales	$1,516,176	$1,433,879	$5,240,204	$4,723,838
Cost of Sales	978,142	935,293	3,267,308	3,029,287
Gross Profit	538,034	498,586	1,972,896	1,694,551
Selling, General and Administrative Expenses	450,019	433,569	1,425,969	1,290,245
Restructuring Expense	4,154	1,140	6,780	5,128
Goodwill Impairment	36,745	-	36,745	-
Interest Expense	30,756	22,016	85,385	64,127
Investment (Income) Expense, Net	(2,723)	4,355	(5,910)	1,421
(Gain) on Sales of Assets and Business, Net	(25,743)	(249)	(25,881)	(42,491)
Other Expense (Income), Net	2,339	(2,742)	7,065	(9,001)
Income Before Income Taxes	42,487	40,497	442,743	385,122
Provision for Income Taxes	15,248	7,248	114,683	91,962
Net Income	27,239	33,249	328,060	293,160
Less: Net Income Attributable to Noncontrolling Interests	265	230	729	684
Net Income Attributable to RPM International Inc. Stockholders	$26,974	$33,019	$327,331	$292,476
Average Number of Shares of Common Stock Outstanding:
Basic	127,495	127,943	127,564	128,013
Diluted	128,035	129,702	128,789	129,622
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.21	$0.26	$2.55	$2.27
Diluted	$0.21	$0.25	$2.54	$2.26

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2023	2022	2023	2022
Net Income	$27,239	$33,249	$328,060	$293,160
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (net of tax of $72; $296; $2,263 and $3,562, respectively)	(6,935)	16,124	(76,719)	(69,722)
Pension and other postretirement benefit liability adjustments (net of tax of $1,132; $951; $3,637 and $3,630, respectively)	3,606	3,057	11,427	11,086
Unrealized gain (loss) on securities and other (net of tax of $199; $238; $405 and $473, respectively)	107	(384)	(467)	(287)
Unrealized (loss) gain on derivatives (net of tax of zero; $838; zero and $6,551, respectively)	(555)	2,648	(1,765)	21,448
Total other comprehensive (loss) income	(3,777)	21,445	(67,524)	(37,475)
Total Comprehensive Income	23,462	54,694	260,536	255,685
Less: Comprehensive Income Attributable to Noncontrolling Interests	263	238	689	633
Comprehensive Income Attributable to RPM International Inc. Stockholders	$23,199	$54,456	$259,847	$255,052

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	February 28,	February 28,
	2023	2022
Cash Flows from Operating Activities:
Net income	$328,060	$293,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,186	114,295
Restructuring charges, net of payments	-	(2,341)
Goodwill impairment	36,745	-
Fair value adjustments to contingent earnout obligations	-	2,470
Deferred income taxes	8,506	(16,908)
Stock-based compensation expense	23,636	29,287
Net loss on marketable securities	3,241	10,032
Net (gain) on sales of assets and a business	(25,881)	(42,491)
Other	684	112
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	202,742	170,513
(Increase) in inventory	(142,069)	(273,519)
Decrease in prepaid expenses and other current and long-term assets	4,807	506
(Decrease) in accounts payable	(195,093)	(9,884)
(Decrease) in accrued compensation and benefits	(54,747)	(47,442)
(Decrease) in accrued losses	(2,119)	(2,985)
(Decrease) in other accrued liabilities	(40,690)	(68,854)
Cash Provided by Operating Activities	263,008	155,951
Cash Flows from Investing Activities:
Capital expenditures	(179,725)	(152,401)
Acquisition of businesses, net of cash acquired	(47,542)	(116,457)
Purchase of marketable securities	(13,173)	(13,674)
Proceeds from sales of marketable securities	9,596	9,004
Proceeds from sales of assets and a business, net	53,318	51,913
Other	2,127	(55)
Cash (Used for) Investing Activities	(175,399)	(221,670)
Cash Flows from Financing Activities:
Additions to long-term and short-term debt	489,881	300,967
Reductions of long-term and short-term debt	(354,135)	(72,493)
Cash dividends	(159,841)	(152,575)
Repurchases of common stock	(37,500)	(27,500)
Shares of common stock returned for taxes	(15,252)	(10,906)
Payments of acquisition-related contingent consideration	(3,765)	(5,774)
Other	(2,689)	(3,824)
Cash (Used for) Provided by Financing Activities	(83,301)	27,895
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(12,110)	(15,689)
Net Change in Cash and Cash Equivalents	(7,802)	(53,513)
Cash and Cash Equivalents at Beginning of Period	201,672	246,704
Cash and Cash Equivalents at End of Period	$193,870	$193,191
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$83,248	$58,129
Income Taxes, net of refunds	$133,753	$130,862
Supplemental Disclosures of Noncash Investing Activities:
Capital expenditures accrued within accounts payable at quarter-end	$12,147	$9,390

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2022	129,199	$1,292	$1,096,147	$(717,019)	$(537,337)	$2,139,346	$1,982,429	$1,399	$1,983,828
Net income	-	-	-	-	-	169,013	169,013	266	169,279
Other comprehensive (loss)	-	-	-	-	(75,568)	-	(75,568)	(62)	(75,630)
Dividends declared and paid ($0.40 per share)	-	-	-	-	-	(51,420)	(51,420)	-	(51,420)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(60)	(60)
Share repurchases under repurchase program	(303)	(3)	3	(25,000)	-	-	(25,000)	-	(25,000)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	203	2	9,061	(12,458)	-	-	(3,395)	-	(3,395)
Balance at August 31, 2022	129,099	$1,291	$1,105,211	$(754,477)	$(612,905)	$2,256,939	$1,996,059	$1,543	$1,997,602
Net income	-	-	-	-	-	131,344	131,344	198	131,542
Other comprehensive income	-	-	-	-	11,859	-	11,859	24	11,883
Dividends declared and paid ($0.42 per share)	-	-	-	-	-	(54,220)	(54,220)	-	(54,220)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(141)	(141)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(9)	-	7,814	(2,395)	-	-	5,419	-	5,419
Balance at November 30, 2022	129,090	$1,291	$1,113,025	$(756,872)	$(601,046)	$2,334,063	$2,090,461	$1,624	$2,092,085
Net income	-	-	-	-	-	26,974	26,974	265	27,239
Other comprehensive (loss)	-	-	-	-	(3,775)	-	(3,775)	(2)	(3,777)
Dividends paid ($0.42 per share)	-	-	-	-	-	(54,201)	(54,201)	-	(54,201)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(62)	(62)
Share repurchases under repurchase program	(143)	(2)	2	(12,500)	-	-	(12,500)	-	(12,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(14)	-	6,759	(561)	-	-	6,198	-	6,198
Balance at February 28, 2023	128,933	$1,289	$1,119,786	$(769,933)	$(604,821)	$2,306,836	$2,053,157	$1,825	$2,054,982

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2021	129,573	$1,295	$1,055,400	$(653,006)	$(514,884)	$1,852,259	$1,741,064	$1,961	$1,743,025
Net income	-	-	-	-	-	134,582	134,582	213	134,795
Other comprehensive (loss)	-	-	-	-	(25,624)	-	(25,624)	(30)	(25,654)
Dividends declared and paid ($0.38 per share)	-	-	-	-	-	(48,901)	(48,901)	-	(48,901)
Share repurchases under repurchase program	(133)	(1)	1	(12,500)	-		(12,500)	-	(12,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	303	3	5,760	(5,808)	-	-	(45)	-	(45)
Balance at August 31, 2021	129,743	$1,297	$1,061,161	$(671,314)	$(540,508)	$1,937,940	$1,788,576	$2,144	$1,790,720
Net income	-	-	-	-	-	124,875	124,875	241	125,116
Other comprehensive (loss)	-	-	-	-	(33,237)	-	(33,237)	(29)	(33,266)
Dividends declared and paid ($0.40 per share)	-	-	-	-	-	(51,824)	(51,824)	(711)	(52,535)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(66)	-	11,878	(4,157)	-	-	7,721	-	7,721
Balance at November 30, 2021	129,677	$1,297	$1,073,039	$(675,471)	$(573,745)	$2,010,991	$1,836,111	$1,645	$1,837,756
Net income	-	-	-	-	-	33,019	33,019	230	33,249
Other comprehensive income	-	-	-	-	21,437	-	21,437	8	21,445
Dividends paid ($0.40 per share)	-	-	-	-	-	(51,850)	(51,850)	(284)	(52,134)
Share repurchases under repurchase program	(172)	(2)	2	(15,000)	-	-	(15,000)	-	(15,000)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(9)	-	12,276	(947)	-	-	11,329	-	11,329
Balance at February 28, 2022	129,496	$1,295	$1,085,317	$(691,418)	$(552,308)	$1,992,160	$1,835,046	$1,599	$1,836,645

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three- and nine-month periods ended February 28, 2023, and February 28, 2022. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2022.

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

During 2018, we approved and implemented the initial phases of a multi-year restructuring plan, which is referred to as the 2020 Margin Acceleration Plan (“MAP to Growth”). On May 31, 2021, we formally concluded our MAP to Growth. However, certain projects identified prior to that date will be completed throughout fiscal 2023.

For MAP to Growth, we incurred $0.7 million and $3.3 million of restructuring costs for the three and nine months ended February 28, 2023, respectively. We incurred $1.1 million and $5.1 million of restructuring costs for the three and nine months ended February 28, 2022, respectively. The current total expected costs associated with this plan are $121.6 million, of which $120.6 million has been incurred to date.

In August 2022, we approved and announced our Margin Achievement Plan 2025 (“MAP 2025”). MAP 2025 is a multi-year restructuring plan to build on the achievements of MAP to Growth and designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix and salesforce effectiveness and improving operating efficiency. Initial phases of the plan have focused on commercial initiatives, operational efficiencies, and procurement. Most activities under MAP 2025 are anticipated to be completed by the end of fiscal year 2025.

The current total expected costs associated with this plan are outlined below. Throughout our MAP 2025 initiative, we will continue to assess and find areas of improvement and cost savings. As such, the final implementation of the aforementioned phases and total expected costs are subject to change.

Following is a summary of the charges recorded in connection with MAP 2025 by reportable segment as well as the total expected costs related to projects identified to date:

	Three Months Ended	Nine Months Ended	Cumulative Costs	Total Expected
(In thousands)	February 28, 2023	February 28, 2023	to Date	Costs
Construction Products Group ("CPG") Segment:
Severance and benefit costs	$324	$324	$324	$3,755
Total Charges	$324	$324	$324	$3,755

Performance Coatings Group ("PCG") Segment:
Severance and benefit costs	$573	$573	$573	$3,038
Facility closure and other related costs	-	-	-	1,000
Other restructuring costs (a)	2,537	2,537	2,537	2,552
Total Charges	$3,110	$3,110	$3,110	$6,590

Consumer Segment:
Severance and benefit costs	$13	$13	$13	$4,018
Total Charges	$13	$13	$13	$4,018

Specialty Products Group ("SPG") Segment:
Severance and benefit costs	$-	$-	$-	$740
Facility closure and other related costs	-	-	-	3,059
Total Charges	$-	$-	$-	$3,799

Consolidated:
Severance and benefit costs	$910	$910	$910	$11,551
Facility closure and other related costs	-	-	-	4,059
Other restructuring costs	2,537	2,537	2,537	2,552
Total Charges	$3,447	$3,447	$3,447	$18,162
(a)
Other restructuring costs are associated with the impairment of an indefinite-lived tradename as described below in Note 4, "Goodwill and Other Intangible Assets," of the Consolidated Financial Statements.

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reportable segment, for the nine months ended February 28, 2023, are as follows:

	CPG	PCG	Consumer	SPG
(In thousands)	Segment	Segment	Segment	Segment	Total
Balance as of May 31, 2022	$453,651	$201,815	$515,597	$166,805	$1,337,868
Acquisitions	7,306	907	16,952	281	25,446
Divestitures	-	-	-	(15,723)	(15,723)
Impairments	-	(36,745)	-	-	(36,745)
Translation adjustments & other	(14,452)	(3,737)	(3,364)	(1,222)	(22,775)
Balance as of February 28, 2023	$446,505	$162,240	$529,185	$150,141	$1,288,071

Total accumulated goodwill impairment losses were $156.3 million at May 31, 2022. Of the accumulated balance, $141.4 million is included in our SPG segment, and $14.9 million is included in our CPG segment. For the three and nine months ended February 28, 2023, we recognized $36.7 million of goodwill impairment losses, which was recorded by our PCG segment. At February 28, 2023, accumulated impairment losses total $193.0 million.

In August 2022, we announced our MAP 2025 operational improvement initiative. Initial phases of the plan focused on commercial initiatives, operational efficiencies, and procurement. However, as previously disclosed, due to the challenged macroeconomic environment, we evaluated certain business restructuring actions, specifically our go to market strategy for operating in Europe. During the third quarter ended February 28, 2023, due to declining profitability and regulatory headwinds, management decided to restructure the Universal Sealants (“USL”) reporting unit within our PCG segment and is correspondingly exploring strategic alternatives for our USL infrastructure services business within the United Kingdom ("U.K."), which represents approximately 30% of annual revenues of the reporting unit.

Due to this decision, we determined that an interim goodwill impairment assessment was required, as well as an impairment assessment for our other long-lived assets. Accordingly, for the three and nine months ended February 28, 2023, we recorded an impairment loss totaling $36.7 million for the impairment of goodwill and $2.5 million for the impairment of an indefinite-lived tradename in our USL reporting unit. We did not record any impairments for our definite-lived long-lived assets as a result of this assessment.

Our goodwill impairment assessment included estimating the fair value of our USL reporting unit and comparing it with its carrying amount at February 28, 2023. Since the carrying amount of the USL reporting unit exceeded its fair value, we recognized an impairment loss. We estimated the fair value of the USL reporting unit using both the income and the market approaches. For the income approach, we estimated the fair value of our USL reporting unit by applying a discounted future cash flow calculation to USL’s projected earnings before interest, taxes, depreciation and amortization (“EBITDA”). In applying this methodology, we relied on a number of factors, including actual and forecasted operating results, future operating margins, and market data. The discounted cash flow used in the goodwill impairment test for USL assumed discrete period revenue growth through fiscal 2027 for the ongoing USL businesses in the U.K. and North America as well as probability-weighted cash flows that were dependent on the methodology utilized in determining strategic alternatives for the U.K. infrastructure services business. In applying the market approach, we used market multiples derived from a set of companies similar to USL.

After recording the goodwill impairment charge of $36.7 million, $1.1 million of goodwill remains on the USL balance sheets as of February 28, 2023.

Calculating the fair value of the USL’s indefinite-lived tradenames required the use of various estimates and assumptions. We estimated the fair value of USL’s indefinite-lived tradenames by applying a relief-from-royalty calculation, which included discounted future cash flows related to projected revenues for those USL tradenames impacted by this decision. In applying this methodology, we relied on a number of factors, including actual and forecasted revenues and market data. As the carrying amount of one of the tradenames exceeded its fair value, an impairment loss of $2.5 million was recorded for the three and nine months ended February 28, 2023. This impairment loss was classified in restructuring expense within our PCG segment.

The impairment assessment for our long-lived assets, such as property and equipment and purchased intangibles subject to amortization, involved estimating the fair value of USL’s long-lived assets and comparing it with its carrying amount. Measuring a potential impairment of long-lived assets requires the use of various estimates and assumptions, including the determination of which cash flows are directly related to the assets being evaluated, the respective useful lives over which those cash flows will occur and potential residual values, if any. The results of our testing indicated that the carrying values of these assets were recoverable, as such we did not record an impairment of our long-lived assets for the three and nine months ended February 28, 2023.

Any changes to underlying assumptions used in USL's goodwill impairment assessment, including if the financial performance of the reporting unit does not meet expectations in future years or changes in management's methodology utilized in determining strategic alternatives for the U.K. infrastructure services business, may cause a change to the results of the impairment assessment in future periods and, as such, could result in an impairment of goodwill or other long-lived assets.

NOTE 5 — FAIR VALUE MEASUREMENTS

Financial instruments recorded in the Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, marketable securities, notes and accounts payable, and debt.

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at February 28, 2023
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$24,806	$-	$24,806
Corporate bonds	-	139	-	139
Total available-for-sale debt securities	-	24,945	-	24,945
Marketable equity securities:
Stocks – foreign	723	-	-	723
Stocks – domestic	4,768	-	-	4,768
Mutual funds – foreign	-	39,278	-	39,278
Mutual funds – domestic	-	73,899	-	73,899
Total marketable equity securities	5,491	113,177	-	118,668
Contingent consideration	-	-	(2,235)	(2,235)
Total	$5,491	$138,122	$(2,235)	$141,378

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2022
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$25,239	$-	$25,239
Corporate bonds	-	155	-	155
Total available-for-sale debt securities	-	25,394	-	25,394
Marketable equity securities:
Stocks – foreign	598	-	-	598
Stocks – domestic	5,085	-	-	5,085
Mutual funds – foreign	-	39,139	-	39,139
Mutual funds – domestic	-	74,227	-	74,227
Total marketable equity securities	5,683	113,366	-	119,049
Contingent consideration	-	-	(10,529)	(10,529)
Total	$5,683	$138,760	$(10,529)	$133,914

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled which is considered to be a Level 3 input. During the first nine months of fiscal 2023, we recorded an increase in the contingent consideration accrual related to acquisitions of $2.1 million and paid approximately $10.4 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current year. During the first nine months of fiscal 2022, we recorded an increase in the accrual for approximately $2.5 million related to fair value adjustments and paid approximately $5.8 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during fiscal 2022. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payments of contingent consideration in excess of fair value as of the acquisition date, are reported in cash flows from operating activities within other accrued liabilities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At February 28, 2023 and May 31, 2022, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our cash and cash equivalents and long-term debt as of February 28, 2023 and May 31, 2022 are as follows:

	At February 28, 2023
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$193,870	$193,870
Long-term debt, including current portion	2,822,562	2,614,247

	At May 31, 2022
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$201,672	$201,672
Long-term debt, including current portion	2,686,609	2,618,978

NOTE 6 — INVESTMENT (INCOME) EXPENSE, NET

Investment (income) expense, net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2023	2022	2023	2022
Interest (income)	$(2,266)	$(1,203)	$(6,805)	$(3,349)
Net loss on marketable securities	429	8,215	3,241	10,032
Dividend (income)	(886)	(2,657)	(2,346)	(5,262)
Investment (income) expense, net	$(2,723)	$4,355	$(5,910)	$1,421

Net Loss on Marketable Securities

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2023	2022	2023	2022
Unrealized losses on marketable equity securities	$946	$8,903	$3,704	$11,227
Realized (gains) on marketable equity securities	(525)	(699)	(435)	(1,223)
Realized losses (gains) on available-for-sale debt securities	8	11	(28)	28
Net loss on marketable securities	$429	$8,215	$3,241	$10,032

NOTE 7 — (GAIN) ON SALES OF ASSETS AND BUSINESS, NET

During the three and nine months ended February 28, 2023, we recognized net gains of $25.7 million and $25.9 million, respectively, on the sale of certain real property assets and a business divestiture. On January 20, 2023, we completed the divestiture of our Guardian Protection Products, Inc ("Guardian") business for proceeds of approximately $49.2 million, net of cash disposed. The transaction also includes a future contingent cash receipt of up to an additional $7.5 million which may be recognized upon achievement of certain financial goals. In connection with the divestiture, we recognized a gain of $24.7 million for the quarter ended February 28, 2023, which is included in (gain) on sales of assets and business, net in our Consolidated Statements of Income. As of November 30, 2022, the criteria necessary to be classified as held for sale on the accompanying Consolidated Balance Sheets had not been met.

Guardian, headquartered in Hickory, North Carolina, was a reporting unit included in our SPG segment and is a seller of furniture protection plans and protection products for fabric, leather, and wood applications. The sale of Guardian does not represent a strategic shift that will have a major effect on our operations and financial results and therefore is not presented as discontinued operations.

During the three and nine months ended February 28, 2022, we recognized net gains of $0.2 million and $42.5 million, respectively, on the sale of certain real property assets. Most significantly, certain real property assets for the Toronto, Ontario location, within our CPG segment, were sold on September 15, 2021 for $49.8 million. We received $48.0 million of net proceeds after adjustments and expenses and recognized a gain of $41.9 million. The purpose of this transaction was to generate cash by monetizing a real estate market opportunity.

In conjunction with the sale, we executed a leaseback agreement commencing September 15, 2021 and expiring on September 14, 2024. During the second quarter of fiscal 2022, the lease was classified as an operating lease with total future minimum lease payments during the initial term of the lease of approximately $3.4 million. An incremental borrowing rate of 1.3% was used to determine the ROU asset. We recorded a $3.7 million operating lease right-of-use asset and corresponding liabilities in our Consolidated Balance Sheets during the second quarter of fiscal 2022.

NOTE 8 — OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2023	2022	2023	2022
Pension non-service costs (credits)	2,648	$(2,644)	$7,650	$(8,012)
Other	(309)	(98)	(585)	(989)
Other expense (income), net	$2,339	$(2,742)	$7,065	$(9,001)

NOTE 9 — INCOME TAXES

The effective income tax rate of 35.9% for the three months ended February 28, 2023 compares to the effective income tax rate of 17.9% for the three months ended February 28, 2022. The effective income tax rate of 25.9% for the nine months ended February 28, 2023 compares to the effective income tax rate of 23.9% for the nine months ended February 28, 2022.

The effective income tax rates for the three- and nine-month periods ended February 28, 2023 and 2022 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation.

Further, the effective tax rates for the three- and nine-month periods ended February 28, 2023 reflect the unfavorable impact of a noncash impairment charge for goodwill that is nondeductible for tax purposes. Additionally, the effective tax rates for the three- and nine-month periods ended February 28, 2022 reflect net favorable changes in foreign tax credit valuation allowances.

Our deferred tax liability for unremitted foreign earnings was $0.7 million as of February 28, 2023, which represents our estimate of the net tax cost associated with the remittance of $202.5 million of foreign earnings that are not considered to be permanently reinvested. We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of February 28, 2023. Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were remitted to us as dividends.

NOTE 10 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	February 28, 2023	May 31, 2022
Raw material and supplies	$521,729	$560,886
Finished goods	819,574	651,732
Total Inventory, Net of Reserves	$1,341,303	$1,212,618

NOTE 11 — BORROWINGS

3.45% Notes due 2022

On November 15, 2022, we repaid the $300.0 million aggregate principal amount outstanding on our 3.45% Notes due 2022.

Revolving Credit Agreement

During the quarter ended August 31, 2022, we amended our $1.3 billion unsecured syndicated revolving credit facility (the "Revolving Credit Facility"), which was set to expire on October 31, 2023. The amendment extended the expiration date to August 1, 2027 and increased the borrowing capacity to $1.35 billion. The Revolving Credit Facility bears interest at either the base rate or the adjusted Secured Overnight Financing Rate (SOFR), as defined, at our option, plus a spread determined by our debt rating. The amount outstanding on the Revolving Credit Facility adjusted for deferred financing fees, net of amortization as of February 28, 2023 and May 31, 2022, was $701.4 million and $442.2 million, respectively. The Revolving Credit Facility is available to refinance existing indebtedness, to finance working capital and capital expenditures, and for general corporate purposes.

Term Loan Credit Facility Agreement

On August 1, 2022, we amended the term loan credit facility, which was set to expire on February 21, 2023, to extend the maturity date to August 1, 2025, and paid down the borrowings outstanding on the term loan to $250 million. The term loan bears interest at either the base rate or the adjusted SOFR, as defined, at our option, plus a spread determined by our debt rating. The amount outstanding on the term loan adjusted for deferred financing fees, net of amortization as of February 28, 2023 and May 31, 2022, was $249.7 million and $299.8 million, respectively.

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

As previously announced, given macroeconomic uncertainty resulting from the Covid pandemic, we had suspended stock repurchases under the program, but in January 2021, our Board of Directors authorized the resumption of our stock repurchase program. At the time of resuming the program, $469.7 million of shares of common stock remained available for repurchase. The Board of Directors also extended the stock repurchase program beyond its original May 31, 2021 expiration date until such time that the remaining $469.7 million of capital has been returned to our stockholders.

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

During the three and nine months ended February 28, 2023, we repurchased 143,096 and 446,175 shares of our common stock at a cost of approximately $12.5 million and $37.5 million, or an average of $87.35 per share and $84.05 per share. During the three and nine months ended February 28, 2022, we repurchased 171,933 and 305,321 shares of our common stock at a cost of approximately $15.0 million and $27.5 million, or an average of $87.24 per share and $90.07 per share. The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $329.8 million at February 28, 2023.

NOTE 13 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share ("EPS") for the three- and nine-month periods ended February 28, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands, except per share amounts)	2023	2022	2023	2022
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$26,974	$33,019	$327,331	$292,476
Less: Allocation of earnings and dividends to participating securities	(274)	(133)	(1,593)	(2,222)
Net income available to common shareholders - basic	26,700	32,886	325,738	290,254
Reverse: Allocation of earnings and dividends to participating securities	-	133	1,593	2,222
Net income available to common shareholders - diluted	$26,700	$33,019	$327,331	$292,476
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,495	127,943	127,564	128,013
Average diluted options and awards	540	1,759	1,225	1,609
Total shares for diluted earnings per share (1)	128,035	129,702	128,789	129,622
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.21	$0.26	$2.55	$2.27
Method used to calculate basic earnings per share	Two-class	Two-class	Two-class	Two-class
Diluted Earnings Per Share of Common Stock	$0.21	$0.25	$2.54	$2.26
Method used to calculate diluted earnings per share	Two-class	Treasury	Treasury	Treasury

(1) For the three and nine months ended February 28, 2023, approximately 680,000 shares of stock granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive. For the three and nine months ended February 28, 2022, approximately 320,000 and 655,000 shares of stock granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

NOTE 14 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three- and nine-month periods ended February 28, 2023 and 2022:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	February 28,	February 28,	February 28,	February 28,
Pension Benefits	2023	2022	2023	2022
Service cost	$10,890	$11,914	$951	$1,348
Interest cost	7,173	3,842	1,728	1,282
Expected return on plan assets	(9,536)	(10,386)	(1,727)	(2,073)
Amortization of:
Prior service cost (credit)	-	1	(27)	(38)
Net actuarial losses recognized	4,487	4,225	125	114
Net Periodic Benefit Cost	$13,014	$9,596	$1,050	$633

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	February 28,	February 28,	February 28,	February 28,
Postretirement Benefits	2023	2022	2023	2022
Service cost	$-	$-	$287	$432
Interest cost	21	10	368	299
Amortization of:
Prior service (credit)	(30)	(40)	-	-
Net actuarial losses (gains) recognized	11	15	(14)	32
Net Periodic Benefit Cost (Credit)	$2	$(15)	$641	$763

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
(In thousands)	February 28,	February 28,	February 28,	February 28,
Pension Benefits	2023	2022	2023	2022
Service cost	$32,670	$35,742	$2,853	$4,044
Interest cost	21,519	11,526	5,184	3,846
Expected return on plan assets	(28,608)	(31,158)	(5,181)	(6,219)
Amortization of:
Prior service cost (credit)	-	3	(81)	(114)
Net actuarial losses recognized	13,461	12,675	375	342
Net Periodic Benefit Cost	$39,042	$28,788	$3,150	$1,899

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
(In thousands)	February 28,	February 28,	February 28,	February 28,
Postretirement Benefits	2023	2022	2023	2022
Service cost	$-	$-	$861	$1,296
Interest cost	63	30	1,104	897
Amortization of:
Prior service (credit)	(90)	(120)	-	-
Net actuarial losses (gains) recognized	33	45	(42)	96
Net Periodic Benefit Cost (Credit)	$6	$(45)	$1,923	$2,289

Due to a reduction in return on plan assets and higher interest costs which are only partially offset by a reduction in service cost due to higher discount rates, net periodic pension cost for fiscal 2023 is higher than our fiscal 2022 expense. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, and these fluctuations may have a material impact on our consolidated financial results in the future. We previously disclosed in our financial statements for the fiscal year ended May 31, 2022 that we are required and expect to contribute approximately $1.3 million to our retirement plans in the U.S. and approximately $4.9 million to plans outside the U.S. during the current fiscal year and that we will evaluate whether to make additional contributions throughout fiscal 2023. As a result of our evaluation, we elected to contribute $62.3 million to the main pension plan in the U.S. during the current quarter, which will result in total expected U.S. contributions of $63.6 million during fiscal year 2023.

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at February 28, 2023, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2023	2022	2023	2022
Beginning Balance	$11,509	$12,886	$10,905	$13,175
Deductions (1)	(5,620)	(5,186)	(20,124)	(16,868)
Provision charged to expense	5,558	4,628	20,666	16,021
Ending Balance	$11,447	$12,328	$11,447	$12,328

(1) Primarily claims paid during the period.

Environmental Matters

Like other companies participating in similar lines of business, some of our subsidiaries are involved in environmental remediation matters. It is our policy to accrue remediation costs when the liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when we have committed to an appropriate plan of action. We also take into consideration the estimated period of time over which payments may be required. The liabilities are reviewed periodically and, as investigation and remediation activities continue, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value. The liabilities are not offset by possible recoveries from insurance carriers or other third parties but do reflect anticipated allocations among potentially responsible parties at federal superfund sites or similar state-managed sites, third-party indemnity obligations, and an assessment of the likelihood that such parties will fulfill their obligations at such sites.

Other Contingencies

One of our former subsidiaries in our SPG reportable segment has been the subject of a proceeding in which one of its former distributors brought suit against the subsidiary for breach of contract. Following a June 2017 trial, a jury determined that the distributor was not entitled to any damages on the distributor’s claims. On appeal, the Ninth Circuit Court of Appeals ordered a new trial with respect to certain issues. On December 10, 2021, a new jury awarded $6.0 million in damages to the distributor. Per the parties’ contracts, the distributor may also be entitled to recover some portion of its attorneys’ fees. The distributor timely filed an appeal of the new jury's verdict, and we timely filed a cross-appeal. The appeal action remains pending before the Ninth Circuit Court of Appeals. As a result of the jury’s award and in consideration of our appeal, we accrued $2.6 million for this matter in the second quarter of fiscal 2022, which we believe to be the low end of the range of loss. While an ultimate loss in excess of the accrued amount is reasonably possible, we believe that the high end of the range of loss would not be materially more than the $6.0 million noted above. This contingency remains a retained liability of the Company.

Gain on Business Interruption Insurance

In April 2021, there was a significant plant explosion at a key alkyd resin supplier which caused severe supply chain disruptions. As a result of this disruption, the Consumer segment incurred incremental costs and lost sales during fiscal 2021 and 2022. A claim for these losses was submitted under our business interruption insurance policy. During the third quarter of fiscal 2023 the Consumer segment recovered $20.0 million from insurance. These proceeds were recorded as a gain in the three- and nine-month periods ended February 28, 2023. The insurance gain is recorded as a reduction to SG&A expenses in our Consolidated Statements of Income, and the proceeds are included within cash flows from operating activities in our Consolidated Statement of Cash Flows.

NOTE 16 — REVENUE

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

We provide customer rebate programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. These customer programs and incentives are considered variable consideration and recognized as a reduction of net sales. Up-front consideration provided to customers is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement. We include in revenue variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. In general, this determination is made based upon known customer program and incentive offerings at the time of sale and expected sales volume forecasts as it relates to our volume-based incentives. This determination is updated each reporting period.

Certain of our contracts include contingent consideration that is receivable only upon the final inspection and acceptance of a project. We include estimates of such variable consideration in our transaction price. Based on historical experience, we consider the probability-based expected value method appropriate to estimate the amount of such variable consideration.

Our products are generally sold with a right of return, and we may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. We record a right of return liability to accrue for expected customer returns. Historical actual returns are used to estimate future returns as a percentage of current sales. Obligations for returns and refunds were not material individually or in the aggregate.

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

Trade accounts receivable, net of allowances, and net contract assets consisted of the following:

(In thousands, except percentages)	February 28, 2023	May 31, 2022	$ Change	% Change
Trade accounts receivable, less allowances	$1,203,212	$1,432,632	$(229,420)	-16.0%

Contract assets	$66,100	$57,234	$8,866	15.5%
Contract liabilities - short-term	(53,481)	(44,938)	(8,543)	19.0%
Net Contract Assets	$12,619	$12,296	$323

The $0.3 million increase in our net contract assets from May 31, 2022 to February 28, 2023, resulted primarily due to the timing of construction jobs in progress at February 28, 2023 versus May 31, 2022.

We also record long-term deferred revenue, which amounted to $60.8 million and $62.5 million as of February 28, 2023 and May 31, 2022, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our consolidated balance sheets.

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

The following tables summarize the activity for the allowance for credit losses for the three and nine months ended February 28, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2023	2022	2023	2022
Beginning Balance	$48,041	$50,932	$46,669	$55,922
Bad debt provision	1,950	571	9,473	2,645
Uncollectible accounts written off, net of recoveries	(2,667)	(2,436)	(7,573)	(7,335)
Translation adjustments	(2)	727	(1,247)	(1,438)
Ending Balance	$47,322	$49,794	$47,322	$49,794

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

Three Months Ended February 28, 2023	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$280,916	$189,913	$431,829	$163,056	$1,065,714
Foreign
Canada	34,934	18,662	37,957	898	92,451
Europe	107,609	56,192	47,613	19,084	230,498
Latin America	51,728	9,047	6,666	455	67,896
Asia Pacific	21,827	5,784	4,466	7,511	39,588
Other Foreign	-	20,029	-	-	20,029
Total Foreign	216,098	109,714	96,702	27,948	450,462
Total	$497,014	$299,627	$528,531	$191,004	$1,516,176

Three Months Ended February 28, 2022	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$259,606	$167,623	$403,524	$154,516	$985,269
Foreign
Canada	39,479	17,220	29,432	1,378	87,509
Europe	114,226	54,057	46,695	24,121	239,099
Latin America	47,459	7,720	7,707	368	63,254
Asia Pacific	21,256	5,431	4,259	8,988	39,934
Other Foreign	-	18,814	-	-	18,814
Total Foreign	222,420	103,242	88,093	34,855	448,610
Total	$482,026	$270,865	$491,617	$189,371	$1,433,879

Nine Months Ended February 28, 2023	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$1,124,047	$628,320	$1,486,556	$515,078	$3,754,001
Foreign
Canada	170,415	63,636	127,039	2,946	364,036
Europe	340,589	169,912	150,738	61,242	722,481
Latin America	158,992	29,168	20,217	1,195	209,572
Asia Pacific	66,782	17,941	13,832	25,324	123,879
Other Foreign	-	66,235	-	-	66,235
Total Foreign	736,778	346,892	311,826	90,707	1,486,203
Total	$1,860,825	$975,212	$1,798,382	$605,785	$5,240,204

Nine Months Ended February 28, 2022	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$974,201	$531,655	$1,267,373	$457,115	$3,230,344
Foreign
Canada	184,940	54,355	93,714	5,609	338,618
Europe	377,220	172,850	162,032	74,446	786,548
Latin America	144,366	20,958	22,935	1,407	189,666
Asia Pacific	59,811	17,579	13,169	26,473	117,032
Other Foreign	40	61,590	-	-	61,630
Total Foreign	766,377	327,332	291,850	107,935	1,493,494
Total	$1,740,578	$858,987	$1,559,223	$565,050	$4,723,838

	Three Months Ended		Nine Months Ended
(In thousands)	February 28,	February 28,	February 28,	February 28,
Income (Loss) Before Income Taxes	2023	2022	2023	2022
CPG Segment	$8,181	$31,498	$192,836	$276,223
PCG Segment	(8,352)	24,917	83,896	97,849
Consumer Segment	68,146	16,893	278,708	95,912
SPG Segment	39,482	25,881	94,798	71,028
Corporate/Other	(64,970)	(58,692)	(207,495)	(155,890)
Consolidated	$42,487	$40,497	$442,743	$385,122

(In thousands)	February 28,	May 31,
Identifiable Assets	2023	2022
CPG Segment	$2,163,171	$2,160,071
PCG Segment	1,102,585	1,115,780
Consumer Segment	2,360,032	2,405,764
SPG Segment	822,343	839,419
Corporate/Other	161,292	186,672
Consolidated	$6,609,423	$6,707,706

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

As previously reported, we announced our MAP 2025 operational improvement initiative. Due to the challenged macroeconomic environment, we evaluated certain business restructuring actions, specifically our go to market strategy for operating in Europe. During the third quarter ended February 28, 2023, due to declining profitability and regulatory headwinds, management decided to restructure the USL reporting unit within our PCG segment, and is correspondingly exploring strategic alternatives for our infrastructure services business within the U.K. which represents approximately 30% of annual revenues of the reporting unit.

Due to this decision, we determined that an interim goodwill impairment assessment was required, as well as an impairment assessment for our other long-lived assets. Accordingly, for the three and nine months ended, February 28, 2023, we recorded an impairment loss totaling $36.7 million for the impairment of goodwill and $2.5 million for the impairment of an indefinite-lived tradename in our USL reporting unit within our PCG segment. We did not record any impairments for our definite-lived long-lived assets as a result of this assessment. Refer to Note 4, “Goodwill and Other Intangible Assets,” for further discussion.

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

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2023	2022	2023	2022
Net Sales
CPG Segment	$497,014	$482,026	$1,860,825	$1,740,578
PCG Segment	299,627	270,865	975,212	858,987
Consumer Segment	528,531	491,617	1,798,382	1,559,223
SPG Segment	191,004	189,371	605,785	565,050
Consolidated	$1,516,176	$1,433,879	$5,240,204	$4,723,838
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$8,181	$31,498	$192,836	$276,223
Interest (Expense), Net (b)	(3,456)	(1,735)	(7,979)	(5,254)
EBIT (c)	$11,637	$33,233	$200,815	$281,477
PCG Segment
(Loss) Income Before Income Taxes (a)	$(8,352)	$24,917	$83,896	$97,849
Interest Income, Net (b)	474	76	947	407
EBIT (c)	$(8,826)	$24,841	$82,949	$97,442
Consumer Segment
Income Before Income Taxes (a)	$68,146	$16,893	$278,708	$95,912
Interest Income, Net (b)	18	62	45	211
EBIT (c)	$68,128	$16,831	$278,663	$95,701
SPG Segment
Income Before Income Taxes (a)	$39,482	$25,881	$94,798	$71,028
Interest Income (Expense), Net (b)	28	(18)	23	(82)
EBIT (c)	$39,454	$25,899	$94,775	$71,110
Corporate/Other
(Loss) Before Income Taxes (a)	$(64,970)	$(58,692)	$(207,495)	$(155,890)
Interest (Expense), Net (b)	(25,097)	(24,756)	(72,511)	(60,830)
EBIT (c)	$(39,873)	$(33,936)	$(134,984)	$(95,060)
Consolidated
Net Income	$27,239	$33,249	$328,060	$293,160
Add: Provision for Income Taxes	15,248	7,248	114,683	91,962
Income Before Income Taxes (a)	42,487	40,497	442,743	385,122
Interest (Expense)	(30,756)	(22,016)	(85,385)	(64,127)
Investment Income (Expense), Net	2,723	(4,355)	5,910	(1,421)
EBIT (c)	$70,520	$66,868	$522,218	$450,670

(a) The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by GAAP, to EBIT.

(b) Interest Income (Expense), Net includes the combination of Interest Income (Expense) and Investment Income (Expense), Net.

(c) EBIT is a non-GAAP measure and is defined as Earnings (Loss) Before Interest and Taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT, as a performance evaluation measure because Interest (Income) Expense, Net is essentially related to corporate functions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, income before income taxes as determined in accordance with GAAP, since EBIT omits the impact of interest in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets' analysis of our segments' core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended February 28, 2023

Net Sales

	Three months ended
(in millions, except percentages)	February 28, 2023	February 28, 2022	Total Growth	Organic Growth(1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$497.0	$482.0	3.1%	4.3%	1.4%	-2.6%
PCG Segment	299.6	270.9	10.6%	13.2%	0.8%	-3.4%
Consumer Segment	528.5	491.6	7.5%	8.9%	0.3%	-1.7%
SPG Segment	191.1	189.4	0.9%	2.2%	-0.2%	-1.1%
Consolidated	$1,516.2	$1,433.9	5.7%	7.3%	0.7%	-2.3%
(1) Organic growth includes the impact of price and volume.

Our CPG segment generated organic sales growth during the third quarter of fiscal 2023 when compared to the same quarter in the prior year driven by strength in its concrete admixtures and repair business, which continued to benefit from market share gains along with infrastructure and reshoring-related projects. Improved pricing in response to continued cost inflation and strength in restoration systems for roofing, facades, and parking structures also contributed to sales growth during the quarter. This growth was partially offset by unfavorable foreign exchange translation and deteriorated economic conditions in Europe, along with reduced demand for businesses that serve residential and certain commercial construction markets.

Our PCG segment generated significant organic sales growth during the third quarter of fiscal 2023 in nearly all the major business units in the segment when compared to the same quarter in the prior year. Performing particularly well were businesses that provide fiberglass reinforced plastic grating, protective coatings and flooring systems, all of which were strategically well-positioned to benefit from growing vertical markets such as pharmaceuticals, energy and industries reshoring their manufacturing, which includes semiconductor chip and electric vehicle assembly and battery manufacturing. This increase was also facilitated by improved pricing in response to continued cost inflation.

Our Consumer segment generated significant organic sales growth in comparison to the prior year due to improved pricing to catch up with continued cost inflation. This growth was partially offset by volume declines as customers were cautious on increasing inventory levels and consumer takeaway at retail slowed. The prior year comparison was negatively impacted by supply chain disruptions as a result of reduced raw material supply, particularly of alkyd-based resins.

Our SPG segment generated organic sales growth during the third quarter of fiscal 2023, particularly in its disaster restoration business as operational improvement investments allowed the business to quickly respond to restoration efforts following inclement weather. The segment's businesses serving the food coatings and additives market also generated strong growth as a result of strategically refocusing sales management and selling efforts. Decreased demand at businesses serving OEM markets offset this growth.

Gross Profit Margin Our consolidated gross profit margin of 35.5% of net sales for the third quarter of fiscal 2023 compares to a consolidated gross profit margin of 34.8% for the comparable period a year ago. The current quarter gross profit margin increase of approximately 0.7%, or 70 basis points (“bps”), resulted primarily from higher selling prices in response to continued cost inflation and our MAP 2025 initiatives, which resulted in incremental savings in procurement and manufacturing that favorably impacted our gross margin. Partially offsetting these improvements were continued inflation in raw materials and wages, along with reduced fixed-cost leverage due to lower overall demand and internal initiatives to normalize inventories.

We expect that these headwinds will continue to be reflected in our results throughout the remainder of fiscal 2023. In addition, rising interest rates have negatively impacted construction activity, existing home sales, and overall economic activity, resulting in reduced customer demand which we expect to continue into the fourth quarter.

SG&A Our consolidated SG&A expense during the period was $16.5 million higher versus the same period last year but decreased to 29.7% of net sales from 30.2% of net sales for the prior year quarter. Pay inflation and a $6.7 million increase in professional fees associated with our MAP 2025 initiatives contributed to this increase, which was partially offset by the $20.0 million gain on business interruption insurance proceeds received during the quarter as described above in Note 15, "Contingencies and Other Accrued Losses," to the Consolidated Financial Statements. Additional SG&A expense recognized by companies we recently acquired approximated $3.2 million during the third quarter of fiscal 2023.

Our CPG segment SG&A was approximately $9.7 million higher for the third quarter of fiscal 2023 versus the comparable prior year period and increased as a percentage of net sales. The increase in expense was mainly due to pay inflation, restoration of travel expenses compared to the prior year, increased professional fees and investments in growth initiatives, partially offset by reduced incentives. Additionally, companies recently acquired generated approximately $1.4 million of additional SG&A expense.

Our PCG segment SG&A was approximately $7.8 million higher for the third quarter of fiscal 2023 versus the comparable prior year period but decreased slightly as a percentage of net sales. The increase in expense as compared to the prior year period is mainly due to increased commissions as a result of higher volume as well as pay inflation and increased bad debt expense.

Our Consumer segment SG&A decreased by approximately $7.0 million during the third quarter of fiscal 2023 versus the same period last year and decreased as a percentage of net sales. The quarter-over-quarter decrease in SG&A was primarily attributable to the $20.0 million gain on business interruption insurance primarily offset by pay inflation, as well as increases in advertising, promotional expense, travel expense and distribution costs. Additionally, companies recently acquired generated approximately $0.9 million of additional SG&A expense.

Our SPG segment SG&A was approximately $4.5 million higher during the third quarter of fiscal 2023 versus the comparable prior year period and increased as a percentage of net sales. The increase in SG&A expense is attributable to pay inflation and investments in growth initiatives across each of its business units.

SG&A expenses in our corporate/other category increased by $1.5 million during the third quarter of fiscal 2023 as compared to last year’s third quarter. This increase was mainly due to higher professional fees related to our MAP 2025 operational improvement initiatives, offset by reduced healthcare costs and reduced stock compensation.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the three months ended February 28, 2023 and 2022, as the service cost component has a significant impact on our SG&A expense:

	Three months ended
(in millions)	February 28, 2023	February 28, 2022	Change
Service cost	$12.2	$13.7	$(1.5)
Interest cost	9.3	5.4	3.9
Expected return on plan assets	(11.3)	(12.4)	1.1
Amortization of:
Prior service (credit)	(0.1)	(0.1)	-
Net actuarial losses recognized	4.6	4.4	0.2
Total Net Periodic Pension & Postretirement Benefit Costs	$14.7	$11.0	$3.7

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

We recorded $4.2 million of restructuring charges during the three months ended February 28, 2023, of which $3.4 million related to our MAP 2025 initiative, which is a multi-year restructuring plan to build on the achievements of MAP to Growth and designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix and salesforce effectiveness and improving operating efficiency. Initial phases of the plan have focused on commercial initiatives, operational efficiencies, and procurement. For the three months ended February 28, 2023, we incurred $0.9 million related to severance and benefit costs associated with MAP 2025 and $2.5 million related to other restructuring costs associated with the impairment of an indefinite-lived tradename as described above in Note 4, “Goodwill and Other Intangible Assets,” of the Consolidated Financial Statements. Most activities under MAP 2025 are anticipated to be completed by the end of fiscal year 2025.

We currently expect to incur approximately $14.7 million of future additional charges related to the implementation of MAP 2025.

For further information and details about MAP 2025, see Note 3, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Three months ended
(in millions, except percentages)	February 28, 2023	February 28, 2022
Interest expense	$30.8	$22.0
Average interest rate (a)	4.34%	3.20%

(a) The interest rate increase was a result of higher market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$0.9
Non-acquisition-related average borrowings	0.1
Change in average interest rate	7.8
Total Change in Interest Expense	$8.8

Investment (Income) Expense, Net

See Note 6, “Investment (Income) Expense, Net,” to the Consolidated Financial Statements for details.

(Gain) on Sales of Assets and Business, Net

See Note 7, "(Gain) on Sales of Assets and Business, Net," to the Consolidated Financial Statements for details.

Other Expense (Income), Net

See Note 8, “Other Expense (Income), Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Three months ended
(in millions, except percentages)	February 28, 2023	% of net sales	February 28, 2022	% of net sales
CPG Segment	$8.2	1.6%	$31.5	6.5%
PCG Segment	(8.3)	-2.8%	24.9	9.2%
Consumer Segment	68.1	12.9%	16.9	3.4%
SPG Segment	39.5	20.7%	25.9	13.7%
Non-Op Segment	(65.0)	—	(58.7)	—
Consolidated	$42.5		$40.5

Our CPG segment, the most internationally concentrated segment, results reflect the negative impact of deteriorated macroeconomic conditions in Europe, unfavorable foreign currency exchange, along with reduced demand for businesses that serve residential and certain commercial construction markets. Our PCG segment results reflect the $39.2 million goodwill and intangible asset impairment charges as described above in Note 4, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements, which was partially offset by improved pricing in response to continued cost inflation, volume growth, and MAP 2025 benefits. Our Consumer segment results reflect improved pricing to catch up to continued cost inflation, improved operating efficiencies related to MAP 2025 and the $20.0 million gain on business interruption insurance proceeds received during the quarter. Our SPG segment results reflect the $24.7 million gain on the sale of its Guardian business, offset by unfavorable sales mix and reduced fixed cost leverage at plants as a result of customer destocking and inventory normalization initiatives that resulted in reduced production. Our Non-Op segment results reflect increased professional fees and interest expense, offset by favorable swings in investment returns.

Income Tax Rate The effective income tax rate of 35.9% for the three months ended February 28, 2023 compares to the effective income tax rate of 17.9% for the three months ended February 28, 2022. The effective income tax rates for the presented periods reflect variances from the 21% statutory rate due primarily to the impact of state and local income taxes, non-deductible business expenses and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. Further, the effective tax rate for the three-month period ended February 28, 2023, reflects the unfavorable impact of a noncash impairment charge for goodwill that is nondeductible for tax purposes. The effective tax rate impact of the nondeductible impairment charge is magnified by the seasonally lower level of pre-tax income for the period. Additionally, the effective tax rate for the three-month period ended February 28, 2022 reflects net favorable changes in foreign tax credit valuation allowances.

Net Income

	Three months ended
(in millions, except percentages and per share amounts)	February 28, 2023	% of net sales	February 28, 2022	% of net sales
Net income	$27.2	1.8%	$33.2	2.3%
Net income attributable to RPM International Inc. stockholders	27.0	1.8%	33.0	2.3%
Diluted earnings per share	0.21		0.25

Nine Months Ended February 28, 2023

Net Sales

	Nine Months Ended
(in millions, except percentages)	February 28, 2023	February 28, 2022	Total Growth	Organic Growth(1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$1,860.8	$1,740.6	6.9%	9.4%	1.7%	-4.2%
PCG Segment	975.2	859.0	13.5%	17.4%	0.5%	-4.4%
Consumer Segment	1,798.4	1,559.2	15.3%	17.1%	0.3%	-2.1%
SPG Segment	605.8	565.0	7.2%	8.8%	0.5%	-2.1%
Consolidated	$5,240.2	$4,723.8	10.9%	13.3%	0.9%	-3.3%
(1) Organic growth includes the impact of price and volume.

Our CPG segment generated significant organic sales growth during the first nine months of fiscal 2023 when compared to the same prior year period driven by strength in restoration systems for roofing, facades and parking structures. Additionally, the segment's concrete admixtures and repair business benefited from market share gains. Improved pricing in response to continued cost inflation also contributed to sales growth during the first nine months of the year. This growth was partially offset by deteriorating economic conditions and unfavorable foreign exchange translation in Europe, along with reduced demand for businesses that serve residential and certain commercial construction markets.

Our PCG segment generated significant sales growth during the first nine months of fiscal 2023 in nearly all the major business units in the segment when compared to the same period in the prior year. Performing particularly well were businesses that provide flooring systems, protective coatings, and fiberglass reinforced plastic grating, all of which were strategically well-positioned to benefit from growing vertical markets such as pharmaceuticals, energy and industries reshoring their manufacturing, which includes semiconductor chip and electric vehicle assembly and battery manufacturing. This increase was also facilitated by strong demand in energy markets and price increases in response to continued cost inflation. Internationally, unfavorable foreign exchange translation was a headwind, but growth in emerging markets was strong in local currency.

Our Consumer segment generated significant organic growth during the first nine months of fiscal 2023 in comparison to the prior year period due to improved raw material supply, particularly of alkyd-based resins secured through strategic investment in its supply chain, insourcing, and qualifying new suppliers. In addition, sales growth benefitted from price increases to catch up with continued cost inflation and the prior year comparison when supply chain disruptions impacted raw material supply. This growth was partially offset by volume declines as customers were cautious on increasing inventory levels, consumer takeaway at retail slowed and by unfavorable foreign exchange translation, particularly in Europe.

Our SPG segment generated significant sales growth during the first nine months of fiscal 2023, particularly those businesses serving the food coatings and additives market, as a result of strategically refocusing sales management and selling efforts. The segment's disaster restoration business also benefited from the response to Hurricane Ian and other inclement winter weather. This was partially offset by unfavorable foreign exchange translation.

Gross Profit Margin Our consolidated gross profit margin of 37.6% of net sales for the first nine months of fiscal 2023 compares to a consolidated gross profit margin of 35.9% for the comparable period a year ago. The current period gross profit margin increase of approximately 1.7%, or 170 bps, resulted primarily from higher selling prices catching up with continued cost inflation as well as the realization of production efficiencies due to improved raw material supply, savings from MAP initiatives, and improved sales. Partially offsetting these improvements were continued inflation in raw materials and wages, along with reduced fixed-cost leverage due to lower overall demand and internal initiatives to normalize inventories.

We expect that these headwinds will continue to be reflected in our results throughout the remainder of fiscal 2023. In addition, rising interest rates have negatively impacted construction activity, existing home sales, and overall economic activity, resulting in reduced customer demand which we expect to continue into the fourth quarter.

SG&A Our consolidated SG&A expense during the period was $135.7 million higher versus the same period last year but decreased slightly to 27.2% of net sales from 27.3% of net sales for the prior year period. Variable costs associated with improved results such as commission expense and bonuses were contributing factors. In addition, a $28.6 million increase in professional fees associated with our MAP 2025 initiatives and pay inflation contributed to this increase, which was partially offset by the $20.0 million gain on business interruption insurance proceeds received during the quarter as described above in Note 15, "Contingencies and Other Accrued Losses," to the Consolidated Financial Statements. Additional SG&A expense recognized by companies we recently acquired approximated $10.7 million during the first nine months of fiscal 2023.

Our CPG segment SG&A was approximately $37.5 million higher for the first nine months of fiscal 2023 versus the comparable prior year period and increased slightly as a percentage of net sales. The increase in expense was mainly due to higher distribution costs, higher commission expense associated with higher sales, pay inflation, professional fees, as well as restoration of travel expenses compared to the prior year and investments in growth initiatives. Additionally, companies recently acquired generated approximately $6.0 million of additional SG&A expense.

Our PCG segment SG&A was approximately $31.4 million higher for the first nine months of fiscal 2023 versus the comparable prior year period but decreased slightly as a percentage of net sales. The increase in expense as compared to the prior year period is mainly due to increased commissions, higher distribution costs, pay inflation, increased bad debt expense, along with increased travel expenses and investments in growth initiatives for diversification of its protective coatings business.

Our Consumer segment SG&A increased by approximately $26.0 million during the first nine months of fiscal 2023 versus the same period last year but decreased as a percentage of net sales. The period over period increase in SG&A was attributable to increases in advertising and promotional expense, increased distribution costs, pay inflation, and the restoration of travel expenses, partially offset by the $20.0 million gain on business interruption insurance included in SG&A as described above in Note 15, "Contingencies and Other Accrued Losses," to the Consolidated Financial Statements. Additionally, companies recently acquired generated approximately $2.7 million of additional SG&A expense.

Our SPG segment SG&A was approximately $12.6 million higher during the first nine months of fiscal 2023 versus the comparable prior year period and increased slightly as a percentage of net sales. The increase in SG&A expense is attributable to pay inflation and investments in growth initiatives across each of its business units, partially offset by a charge recorded during the prior year period related to the legal matter that did not recur, as described above in Note 15, "Contingencies and Other Accrued Losses," to the Consolidated Financial Statements.

SG&A expenses in our corporate/other category increased by $28.2 million during the first nine months of fiscal 2023 as compared to last year’s first nine months mainly due to higher professional fees related to MAP 2025 initiatives.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the nine months ended February 28, 2023 and 2022, as the service cost component has a significant impact on our SG&A expense:

	Nine Months Ended
(in millions)	February 28, 2023	February 28, 2022	Change
Service cost	$36.4	$41.1	$(4.7)
Interest cost	27.9	16.3	11.6
Expected return on plan assets	(33.8)	(37.4)	3.6
Amortization of:
Prior service (credit)	(0.2)	(0.2)	-
Net actuarial losses recognized	13.8	13.1	0.7
Total Net Periodic Pension & Postretirement Benefit Costs	$44.1	$32.9	$11.2

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

We recorded $6.8 million of restructuring charges during the nine months ended February 28, 2023, of which $3.4 million relates to our MAP 2025 initiative. These restructuring charges included $0.9 million related to severance and benefit costs related to MAP 2025 and $2.5 million related to other restructuring costs associated with the impairment of an indefinite-lived tradename as described above in Note 4, “Goodwill and Other Intangible Assets,” of the Consolidated Financial Statements.

For further information and details about MAP 2025, see “Restructuring Charges” in Results of Operations - Three Months Ended February 28, 2023, and Note 3, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Nine Months Ended
(in millions, except percentages)	February 28, 2023	February 28, 2022
Interest expense	$85.4	$64.1
Average interest rate (a)	3.91%	3.14%

(a) The interest rate increase was a result of higher market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$3.2
Non-acquisition-related average borrowings	2.2
Change in average interest rate	15.9
Total Change in Interest Expense	$21.3

Investment (Income) Expense, Net

See Note 6, “Investment (Income) Expense, Net,” to the Consolidated Financial Statements for details.

(Gain) on Sales of Assets and Business, Net

See Note 7, "(Gain) on Sales of Assets and Business, Net," to the Consolidated Financial Statements for details.

Other Expense (Income), Net

See Note 8, “Other Expense (Income), Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Nine Months Ended
(in millions, except percentages)	February 28, 2023	% of net sales	February 28, 2022	% of net sales
CPG Segment	$192.8	10.4%	$276.2	15.9%
PCG Segment	83.9	8.6%	97.8	11.4%
Consumer Segment	278.7	15.5%	95.9	6.2%
SPG Segment	94.8	15.6%	71.0	12.6%
Non-Op Segment	(207.5)	—	(155.8)	—
Consolidated	$442.7		$385.1

On a consolidated basis, our results reflect the unfavorable impact of foreign exchange translation in Europe. Our CPG segment results reflect deteriorated macroeconomic conditions in Europe and reduced demand for businesses that serve residential and certain commercial construction markets. In addition, our prior year CPG segment results include a $41.9 million gain on the sale of certain real property assets. Our PCG segment results reflect improved pricing, volume growth and improved product mix, resulting from digital sales management tools, offset by the $39.2 million goodwill and intangible asset impairment charges. Our Consumer segment results reflect improved material supply which allowed for previously developed operating efficiencies to be realized, improved pricing to catch up with continued cost inflation and the $20.0 million gain on business interruption insurance. Our SPG segment results reflect decreased demand at businesses serving OEM markets, offset by improved pricing, increased operating efficiencies and the $24.7 million gain on the sale of its Guardian business. Our Non-Op segment results reflect the unfavorable swing in pension non-service costs, along with increased interest expense and professional fees.

Income Tax Rate The effective income tax rate of 25.9% for the nine months ended February 28, 2023 compares to the effective income tax rate of 23.9% for the nine months ended February 28, 2022. The effective income tax rates for the presented periods reflect variances from the 21% statutory rate due primarily to the impact of state and local income taxes, non-deductible business expenses and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. Further, the effective tax rate for the nine-month period ended February 28, 2023, reflects the unfavorable impact of a noncash impairment charge for goodwill that is nondeductible for tax purposes. Additionally, the effective tax rate for the nine-month period ended February 28, 2022 reflects net favorable changes in foreign tax credit valuation allowances.

Net Income

	Nine Months Ended
(in millions, except percentages and per share amounts)	February 28, 2023	% of net sales	February 28, 2022	% of net sales
Net income	$328.1	6.2%	$293.2	6.2%
Net income attributable to RPM International Inc. stockholders	327.3	6.2%	292.5	6.2%
Diluted earnings per share	2.54		2.26

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2023 Compared with Fiscal 2022

Operating Activities

Approximately $263.0 million of cash was provided by operating activities during the first nine months of fiscal 2023, compared with $156.0 million of cash provided by operating activities during the same period last year. The net change in cash from operations includes the change in net income, which increased by $34.9 million during the first nine months of fiscal 2023 versus the same period during fiscal 2022.

During the first nine months of fiscal 2023, the change in accounts receivable provided approximately $32.2 million more cash than the first nine months of fiscal 2022. This resulted from the timing of sales in our CPG segment, which saw lower sales growth in the current quarter due to deteriorated macroeconomic conditions in Europe and reduced demand for businesses that serve residential and certain commercial construction markets. Average days sales outstanding (“DSO”) at February 28, 2023, increased slightly to 65.9 days from 64.4 days at February 28, 2022.

During the first nine months of fiscal 2023, the change in inventory used approximately $131.5 million less cash compared to our spending during the same period a year ago, as a result of our operating segments beginning to reduce inventory purchases and use safety stock built up in the prior period in response to supply chain outages and raw material inflation. Average days of inventory outstanding (“DIO”) was approximately 109.8 and 92.7 days at February 28, 2023 and 2022, respectively.

The change in accounts payable during the first nine months of fiscal 2023 used approximately $185.2 million more cash than during the first nine months of fiscal 2022. Accounts payable balances have declined throughout the year as raw material purchases have declined due to supply chain improvement and internal initiatives to normalize inventory levels. Average days payables outstanding (“DPO”) increased slightly, however, by approximately 0.4 days to 83.3 days at February 28, 2023 from 82.9 days at February 28, 2022.

The change in other accrued liabilities during the first nine months of fiscal 2023 used approximately $28.2 million less cash than during the first nine months of fiscal 2022 due principally to changes in pension and advertising accruals.

Additionally, certain government entities located where we have operations enacted various pieces of legislation designed to help businesses weather the economic impact of Covid and ultimately preserve jobs. Some of this legislation, such as the Coronavirus Aid, Relief, and Economic Relief Security Act in the United States, enabled employers to postpone the payment of various types of taxes over varying time horizons. As of May 31, 2021, we had deferred $27.1 million of such government payments, $13.5 million of which we paid during fiscal 2022. As of May 31, 2022, we had a total of $13.6 million accrued for such government payments which we paid during the third quarter of fiscal 2023.

Investing Activities

For the first nine months of fiscal 2023, cash used for investing activities decreased by $46.3 million to $175.4 million as compared to $221.7 million in the prior year period. This year-over-year decrease in cash used for investing activities was mainly driven by a $68.9 million decrease in cash used for business acquisitions.

We paid for capital expenditures of $179.7 million and $152.4 million during the first nine months of fiscal 2023 and fiscal 2022, respectively. Our capital expenditures facilitate our continued growth, allow us to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We continue to increase capital spending in fiscal 2023 to expand capacity to continue our growth initiatives.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At February 28, 2023 and May 31, 2022, the fair value of our investments in available-for-sale debt securities and marketable equity securities, which includes captive insurance-related assets, totaled $143.6 million and $144.4 million, respectively. The fair value of our portfolio of marketable securities is based on quoted market prices for identical, or similar, instruments in active or non-active markets or model-derived-valuations with observable inputs. We have no marketable securities whose fair value is subject to unobservable inputs.

As of February 28, 2023, approximately $176.3 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $187.1 million at May 31, 2022. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note 9, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For the first nine months of fiscal 2023, financing activities used $83.3 million of cash, which compares to cash provided by financing activities of $27.9 million during the first nine months of fiscal 2022. The overall increase in cash used for financing activities was driven principally by debt-related activities. During the first nine months of fiscal 2023, we paid our $300 million 3.45% Notes due 2022 which was partially offset by additional borrowings of $225.0 million for our accounts receivable securitization program ("AR Program"). See below for further details on the significant components of our debt.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $843.5 million and $1.31 billion as of February 28, 2023 and May 31, 2022, respectively.
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

The Revolving Credit Facility requires us to comply with various customary affirmative and negative covenants, including a leverage covenant (i.e. Net Leverage Ratio) and interest coverage ratio, which are calculated in accordance with the terms as defined by the Revolving Credit Facility. Under the terms of the leverage covenant, we may not permit our leverage ratio for total indebtedness to consolidated EBITDA for the four most recent fiscal quarters to exceed 3.75 to 1.00. During certain periods and per the terms of the Revolving Credit Facility, this ratio may be increased to 4.25 to 1.00 upon delivery of a notice to our lender requesting an increase to our maximum leverage or in connection with certain “material acquisitions.” The minimum required consolidated interest coverage ratio for EBITDA to interest expense is 3.50 to 1.00. The interest coverage ratio is calculated at the end of each fiscal quarter for the four fiscal quarters then ended using EBITDA as defined in the Revolving Credit Facility.

As of February 28, 2023, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the Net Leverage Ratio and Interest Coverage Ratio covenants. At that date, our Net Leverage Ratio was 2.54 to 1.00, while our Interest Coverage Ratio was 9.79 to 1.00. As of February 28, 2023, we had $645.6 million of borrowing availability on our Revolving Credit Facility.

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

Accounts Receivable Securitization Program

As of February 28, 2023, we had an outstanding balance under our AR Program of $225.0 million, which compares with the maximum availability of $228.9 million. The maximum availability under the AR Program is $250.0 million, but availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Program.

The AR Program contains various customary affirmative and negative covenants, as well as customary default and termination provisions. Our failure to comply with the covenants described above and other covenants contained in the Revolving Credit Facility could result in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Revolving Credit Facility to be due and payable immediately. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that, under certain circumstances, an event of default that results in acceleration of our indebtedness under the Revolving Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable. See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at February 28, 2023.

Term Loan Facility Credit Agreement

On August 1, 2022, we amended the term loan credit facility, which was set to expire on February 21, 2023, to extend the maturity date to August 1, 2025, and paid down the borrowings outstanding on the term loan to $250 million. The term loan bears interest at either the base rate or the adjusted SOFR, as defined, at our option, plus a spread determined by our debt rating. The term loan contains customary covenants, including but not limited to, limitations on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, make certain investments, or sell or transfer assets. Additionally, we may not permit (i) our consolidated interest coverage ratio to be less than 3.50 to 1.00, or (ii) our leverage ratio (defined as the ratio of total indebtedness to consolidated EBITDA for the four most recent fiscal quarters) to exceed 3.75 to 1.00. During certain periods this ratio may be increased to 4.25 to 1.0 upon delivery of a notice to our lender requesting an increase to our maximum leverage or in connection with certain “material acquisitions.” See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at February 28, 2023.

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

OTHER MATTERS

Environmental Matters

Environmental obligations continue to be appropriately addressed and based upon the latest available information, it is not anticipated that the outcome of such matters will materially affect our results of operations or financial condition. Our critical accounting policies and estimates set forth above describe our method of establishing and adjusting environmental-related accruals and should be read in conjunction with this disclosure. For additional information, refer to “Part II, Item 1. Legal Proceedings.”

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

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2023 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about repurchases of RPM International Inc. common stock made by us during the third quarter of fiscal 2023:

Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
December 1, 2022 through December 31, 2022	-	$-	-
January 1, 2023 through January 31, 2023	143,405	$87.35	143,096
February 1, 2023 through February 28, 2023	4,094	$97.73	-
Total - Third Quarter	147,499	$87.64	143,096

(1) All of the 4,403 shares of common stock that were disposed of back to us during the three-month period ended February 28, 2023 were in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.'s equity and incentive plans.

(2) The maximum dollar amount that may yet be repurchased under our program was approximately $329.8 million at February 28, 2023. Refer to Note 12 “Stock Repurchase Program” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1

Fifth Amendment to Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated December 19, 2022 (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2023, has been formatted in Inline XBRL

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

Dated: April 6, 2023